Form 10-Q
period 1996-12-31
VIASAT INC
filed 1997-02-13
CIK 797721

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended December 31, 1996.
or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from ____________ to
    ____________.

                       Commission File Number ( 0-21767 )


                                  VIASAT, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                    33-0174996
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


                2290 COSMOS COURT, CARLSBAD, CALIFORNIA, CA 92009
                                  (619)438-8099
  (Address, including zip code, and telephone number, including area code, of principal executive offices)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         The number of shares outstanding of the issuer's common stock, $.0001 par value, as of January 31, 1997 was 7,740,698.

                                  VIASAT, INC.

                                      INDEX


                                                                                 PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheet at December 31, 1996 and
                           March 31, 1996                                          3

                  Condensed Statement of Income for the three months and
                           nine months ended December 31, 1996 and 1995            4

                  Condensed Statement of Cash Flows for the nine months
                           ended December 31, 1996 and 1995                        5

                  Condensed Statement of Stockholders' Equity for the nine
                           months ended December 31, 1996                          6


                  Notes to Condensed Financial Statements                          7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                             11


PART II. OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K                                17


                                    Page - 2

                                  VIASAT, INC.
                             CONDENSED BALANCE SHEET

                                                     DECEMBER 31,      MARCH 31,
                                                         1996            1996
                                                     ------------     -----------
                                                     (UNAUDITED)
ASSETS
------
Current assets:
  Cash and cash equivalents                          $ 13,823,000     $ 2,297,000
  Accounts receivable                                   7,699,000       6,171,000
  Inventory                                             4,961,000       1,223,000
  Deferred income taxes                                   669,000         484,000
  Other current assets                                    422,000         170,000
                                                     ------------     -----------
     Total current assets                              27,574,000      10,345,000
Property and equipment, net                             3,831,000       2,789,000
Other assets                                              465,000         128,000
                                                     ------------     -----------

          Total assets                               $ 31,870,000     $13,262,000
                                                     ============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                   $  2,778,000     $ 2,774,000
  Accrued liabilities                                   3,420,000       2,157,000
  Current portion of notes payable                      1,042,000         763,000
                                                     ------------     -----------
     Total current liabilities                          7,240,000       5,694,000
                                                     ------------     -----------
Notes payable                                           1,365,000       1,747,000
Other liabilities                                         976,000         604,000
                                                     ------------     -----------
     Total long-term liabilities                        2,341,000       2,351,000
                                                     ------------     -----------
Commitments and Contingencies(Notes 12 & 13)
Stockholders' equity:
Series A, convertible preferred stock, $.0001 par
  value; 5,000,000,and 3,225,000 shares
  authorized; no shares and 3,225,0000 shares
  issued and outstanding at December 31, 1996
  and March 31,1996, respectively                                          32,000
Common stock, $.0001 par value, 25,000,000 and
  7,335,000 shares authorized; 7,740,698 and
  3,509,804 issued and outstanding at December
  31, 1996 and March 31, 1996, respectively                80,000          46,000
Paid in capital                                        16,065,000         737,000
Stockholders' notes receivable                           (193,000)             --
Retained earnings                                       6,337,000       4,402,000
                                                     ------------     -----------
     Total stockholders' equity                        22,289,000       5,217,000
                                                     ------------     -----------
     Total liabilities and stockholders'
       equity                                        $ 31,870,000     $13,262,000
                                                     ============     ===========


                 See accompanying notes to financial statements


                                    Page - 3

                                  VIASAT, INC.

                    CONDENSED STATEMENT OF INCOME (UNAUDITED)

                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                               DECEMBER 31,                    DECEMBER 31,
                                      ----------------------------     -----------------------------
                                          1996             1995            1996             1995
                                      ------------     -----------     ------------     ------------
Revenues                              $ 12,079,000     $ 5,755,000     $ 33,661,000     $ 19,911,000
Cost of revenues                         8,247,000       4,042,000       23,580,000       14,152,000
                                      ------------     -----------     ------------     ------------
  Gross profit                           3,832,000       1,713,000       10,081,000        5,759,000
Operating expenses:
  Selling, general and
     administrative                      1,160,000         815,000        3,472,000        2,577,000
  Independent research and
     development                         1,384,000         769,000        3,602,000        1,955,000
                                      ------------     -----------     ------------     ------------
Income from operations                   1,288,000         129,000        3,007,000        1,227,000
Other income (expense):
     Interest income                        80,000           2,000          149,000           20,000
     Interest expense                      (61,000)        (63,000)        (187,000)        (167,000)
                                      ------------     -----------     ------------     ------------
Income before income taxes               1,307,000          68,000        2,969,000        1,080,000
Provision (benefit) for income
     taxes                                 454,000          (2,000)       1,034,000          (34,000)
                                      ------------     -----------     ------------     ------------
Net income                            $    853,000     $    70,000     $  1,935,000     $  1,114,000
                                      ============     ===========     ============     ============

Pro forma net income per share        $        .13     $       .01     $        .31     $        .19
                                      ============     ===========     ============     ============
Pro forma common equivalent shares       6,652,228       5,922,908        6,290,700        5,845,492
                                      ============     ===========     ============     ============



                See accompanying notes to financial statements.


                                    Page - 4

                                  VIASAT, INC.

                  CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                            DECEMBER 31,     DECEMBER 31,
                                                                1996            1995
                                                            ------------     -----------
Cash flows from operating activities:
  Net income                                                $  1,935,000     $ 1,114,000
  Adjustments to reconcile net income
    to net cash used in operating activities:
    Depreciation                                                 972,000         694,000
    Deferred income taxes                                       (560,000)        134,000
  Increase (decrease) in cash resulting from changes in:
    Accounts receivable                                       (1,528,000)     (2,637,000)
    Inventory                                                 (3,738,000)       (734,000)
    Other assets                                                (216,000)       (396,000)
    Accounts payable                                               4,000        (545,000)
    Accrued liabilities                                        1,263,000        (801,000)
    Other liabilities                                            372,000         (53,000)
                                                            ------------     -----------

     Net cash used in operating activities                    (1,496,000)     (3,224,000)
                                                            ------------     -----------
Cash flows from investing activities:
  Purchases of property and equipment                         (2,012,000)     (1,548,000)
                                                            ------------     -----------

Cash flows from financing activities:
  Proceeds from short-term bank borrowings                                     1,400,000
  Proceeds from issuance of notes payable                        462,000       1,304,000
  Repayment of notes payable                                    (565,000)       (402,000)
  Proceeds from issuance of common stock                      15,137,000         165,000
                                                            ------------     -----------

   Net cash provided by financing activities                  15,034,000       2,467,000
                                                            ------------     -----------

Net increase(decrease) in cash and cash equivalents           11,526,000      (2,305,000)

Cash and cash equivalents at beginning of period               2,297,000       2,731,000
                                                            ------------     -----------

Cash and cash equivalents at end of period                  $ 13,823,000     $   426,000
                                                            ============     ===========
Supplemental information:
  Cash paid for interest                                    $    187,000     $   167,000
                                                            ============     ===========
  Cash paid for income taxes                                $  1,291,000     $   455,000
                                                            ============     ===========


                 See accompanying notes to financial statements


                                    Page - 5

                                  VIASAT, INC.

             CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                    PREFERRED STOCK                COMMON STOCK
                                    ---------------                ------------                     STOCKHOLDERS'
                                 NUMBER OF                   NUMBER OF                   PAID IN       NOTES          RETAINED
                                   SHARES       AMOUNT         SHARES       AMOUNT       CAPITAL     RECEIVABLE       EARNINGS
                                 ----------   ----------     ---------     --------    -----------   -----------     -----------
Balance at March 31, 1996         3,225,000   $   32,000     3,342,101     $ 46,000    $   737,000                   $ 4,402,000
  Issuance of common
     stock                                                   2,033,059        2,000     15,328,000
  Conversion of preferred
     stock to common stock       (3,225,000)     (32,000)    2,365,538       32,000
  Shares subscribed                                                                                  $  (193,000)
  Net income                                                                                                           1,935,000
                                 ----------   ----------     ---------     --------    -----------   -----------     -----------
Balance at December 31,
 1996                                    --   $       --     7,740,698     $ 80,000    $16,065,000   $  (193,000)    $ 6,337,000
                                 ==========   ==========     =========     ========    ===========   ===========     ===========


                See accompanying notes to financial statements.


                                    Page - 6

                                  VIASAT, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 1996 and the condensed statements of income, of cash flows and of stockholders' equity for the nine month periods ended December 31, 1996 and 1995 have been prepared by ViaSat, Inc. ("the Company"), and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 1996 included in the Company's Registration Statement on Form S-1 (File No. 333-13183). Interim operating results are not necessarily indicative of operating results for the full year.

NOTE 2 - COMPLETION OF INITIAL PUBLIC OFFERING

On December 3, 1996, the Company completed its initial public offering for the sale of 2,400,000 shares of common stock (of which 1,850,000 shares were sold by the Company and 550,000 shares were sold by certain stockholders) at a price to the public of $9 per share, which resulted in net proceeds to the Company of $15,484,500 after payment of the underwriters' commissions but before deduction of offering expenses.

NOTE 3 - MANAGEMENT ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

NOTE 4 - REVENUE RECOGNITION

The majority of the Company's revenues are derived from services performed for the United States Government and its prime contractors under a variety of contracts including cost-plus-fixed fee, fixed-price, and time and materials type contracts. Generally, revenues are recognized as services are performed using the percentage of completion method, measured primarily by costs incurred to date compared with total estimated costs at completion or based on the number of units delivered. The Company provides for anticipated losses on contracts by a charge to income during the period in which they are first identified.

Contract costs, including indirect costs, are subject to audit and negotiations with Government representatives. These audits have been completed and agreed upon through fiscal year 1994. Contract revenues and accounts receivable are stated at amounts which are expected to be realized upon final settlement.

NOTE 5 - PRO FORMA NET INCOME PER SHARE

Pro forma net income per share is computed based on the weighted average number of common shares and common stock equivalents, using the treasury stock method, outstanding during the respective periods after giving retroactive effect to the conversion, which occurred upon the closing of the Company's initial public offering, of all outstanding shares of preferred stock into 2,365,538 shares of common stock. Historical earnings per share are not presented because such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occurred in connection with the Company's initial public offering.

                                  VIASAT, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 6 - INVESTMENTS

At December 31, 1996, the Company held investments in investment grade securities with maturities of three months or less. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has included these securities, net of amortization, in cash and cash equivalents and has designated them as held to maturity.

NOTE 7 - RECAPITALIZATION

In November 1996, the Company filed an Amended and Restated Certificate of Incorporation to effect a .7335 for 1 reverse stock split of all outstanding shares of common stock and stock options. All shares and per share data in the accompanying financial statements have been adjusted retroactively to give effect to the reverse stock split. The Amended and Restated Certificate of Incorporation increases the authorized stock of the Company such that the Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, and 25,000,000 shares of $0.0001 par value common stock. Concurrently, the conversion ratio of the Company's preferred stock was changed to .7335 for 1.

NOTE 8 - COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

                                         DECEMBER 31,   MARCH 31,
                                             1996         1996
Accounts receivable:
  Billed                                  $4,785,000    $5,653,000
  Unbilled                                 2,914,000       518,000
                                          ----------    ----------
                                          $7,699,000    $6,171,000
                                          ==========    ==========
Inventory:
  Raw materials                           $1,331,000    $  753,000
  Work in process                          3,469,000       402,000
  Finished goods                             161,000        68,000
                                          ----------    ----------
                                          $4,961,000    $1,223,000
                                          ==========    ==========
Accrued liabilities:
  Accrued vacation                        $  695,000    $  591,000
  Accrued 401(k) matching contribution       432,000       444,000
  Current portion of warranty reserve        825,000       413,000
  Accrued bonus                              541,000       347,000
  Collections in excess of revenues          277,000       237,000
  Income taxes payable                       406,000        40,000
  Other                                      244,000        85,000
                                          ----------    ----------
                                          $3,420,000    $2,157,000
                                          ==========    ==========

NOTE 9 - PRINCIPAL MATURITIES OF NOTES PAYABLE

Annual principal installments for long-term notes payable in each fiscal year from 1997 through 2000 are $763,000, $932,000, $623,000, and $192,000, respectively.

NOTE 10 - COMMON STOCK AND OPTIONS

In November 1996, the Company adopted the ViaSat, Inc. 1996 Equity Participation Plan (the "1996 Equity Participation Plan") designed to update and replace the 1993 Stock Option Plan. The 1996 Equity Participation Plan provides for the


                                    Page - 8

                                  VIASAT, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


grant to executive officers, other key employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards. A maximum of 750,000 shares are reserved for issuance under the 1996 Equity Participation Plan. As of December 31, 1996 the Company has granted 30,000 options to purchase common stock under this plan.

In November 1996, the Company adopted the ViaSat, Inc. Employee Stock Purchase Plan (the "Employee Stock Purchase Plan") to assist employees of the Company in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. A maximum of 250,000 shares of common stock are reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan will be equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower.

NOTE 11 - INCOME TAXES

The provision (benefit) for income taxes is as follows:

                                    NINE MONTHS ENDED DECEMBER 31,
                                    ------------------------------
                                         1996           1995
                                      -----------     ---------
Current tax provision:
  Federal                             $ 1,291,000     $ 235,000
  State                                   304,000         6,000
                                      -----------     ---------
                                        1,595,000       241,000
                                      -----------     ---------
Deferred tax provision:
  Federal                                (443,000)     (212,000)
  State                                  (118,000)      (63,000)
                                      -----------     ---------
                                         (561,000)     (275,000)
                                      -----------     ---------
     Total provision (benefit) for
       income taxes                   $ 1,034,000     $ (34,000)
                                      ===========     =========

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                      DECEMBER 31,    MARCH 31,
                                         1996           1996
                                      -----------     ---------
Deferred tax assets:
  Warranty reserve                    $   566,000     $ 219,000
  Accrued vacation                        209,000       190,000
  Other                                   373,000       142,000
                                      -----------     ---------
     Total deferred tax assets          1,148,000       551,000
Deferred tax liabilities:
  Depreciation                            (51,000)      (14,000)
                                      -----------     ---------
Net deferred tax assets               $ 1,097,000     $ 537,000
                                      ===========     =========


                                    Page - 9

                                  VIASAT, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 12 -  COMMITMENTS

The Company leases office facilities under noncancelable operating leases with terms ranging from one to five years which expire between March 1997 and August 1999. Certain of the Company's facilities leases contain option provisions which allow for extension of the lease terms. Annual minimum lease payments in each fiscal year from 1997 through 2000 are $655,000, $650,000, $335,000, and
$135,000, respectively.

Additionally, the Company enters into long term purchase commitments with certain of its vendors to purchase materials used to manufacture products delivered under long term contracts. At March 31, 1996, the Company had commitments to purchase $2,689,000 and $11,000 of materials in fiscal 1997 and 1998, respectively. Purchases under these contracts totaled $692,000 during the year ended March 31, 1996.


NOTE 13 - CONTINGENCIES

The Company is currently a party to various government and commercial contracts which require the Company to meet performance covenants and project milestones. Under the terms of these contracts, failure by the Company to meet such performance covenants and milestones permit the other party to terminate the contract and, under certain circumstances, recover liquidated damages or other penalties. The Company is currently not in compliance, or in the past was not in compliance with the performance or milestone requirements of many of these contracts. Historically, the Company's customers have not elected to terminate such contracts or seek liquidated damages from the Company and management does not believe that its existing customers will do so; therefore, the Company has not accrued for any potential liquidated damages or penalties.



                                    Page-10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion, the words "believes," "anticipated" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report, as well as under the caption "Risk Factors" in the Company's Registration Statement on Form S-1(file no. 333-13183) filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.

                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                              DECEMBER 31,          DECEMBER 31,
                                            1996       1995       1996       1995
                                            -----      -----      -----      -----
Revenue                                     100.0      100.0      100.0      100.0
Cost of revenue                              68.3       70.2       70.1       71.1
                                            -----      -----      -----      -----
Gross profits                                31.7       29.8       29.9       28.9
Operating expenses:
  Selling, general, and administrative        9.6       14.2       10.3       12.9
  Independent research and development       11.5       13.4       10.7        9.8
                                            -----      -----      -----      -----
Income from operations                       10.7        2.2        8.9        6.2
Income before income taxes                   10.8        1.2        8.8        5.4
Net income                                    7.1        1.2        5.7        5.6

THREE MONTHS ENDED DECEMBER 31, 1996 VS. THREE MONTHS ENDED DECEMBER 31, 1995

Revenues. Revenues increased 109.9% from $5.8 million for the three months ended December 31, 1995 to $12.1 million for the three months ended December 31, 1996. This increase was primarily due to increases in revenues generated by UHF DAMA network control stations and modems, and Enhanced Manpack UHF Terminal ("EMUT") DAMA modem production.

Gross Profit. Gross profit increased 123.7% from $1.7 million (29.8% of revenues) for the three months ended December 31, 1995 to $3.8 million (31.7% of revenues) for the three months ended December 31, 1996.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased 42.3% from $815,000 (14.2% of revenues) for the three months ended December 31, 1995 to $1.2 million (9.6% of revenues) for the three months ended December 31, 1996. This decrease in SG&A expenses as a percentage of revenues reflects an increased expense in connection with bid and proposal efforts and increased expenditures relating to the introduction and marketing of the StarWire(TM) DAMA product line during the three months ended December 31, 1995 and the impact of a 109.9% growth in revenues between the two periods. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general


                                   Page - 11
management. Certain SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

Independent Research and Development. Independent Research and Development ("IR&D") expenses increased 80% from $769,000 (13.4% of revenues) for the three months ended December 31, 1995 to $1.4 million (11.5% of revenues) for the three months ended December 31, 1996. This increase resulted primarily from higher IR&D expenses related to the Company's StarWire(TM) DAMA product, which represented approximately 80% of total IR&D for the three months ended December 31, 1996.

Interest Expense. Interest expense decreased 3.2% from $63,000 for the three months ended December 31, 1995 to $61,000 for the three months ended December 31, 1996. Interest expense relates to loans for the purchase of capital equipment, which are generally four year fixed-rate term loans, and to short-term borrowings under the Company's line of credit to cover working capital requirements. Total outstanding equipment loans were $2.6 million at December 31, 1995 and $2.4 million at December 31, 1996. The Company had a $1.4 million balance on its line of credit as of December 31, 1995 and a zero balance as of December 31, 1996.

Interest Income. Interest income increased from $2,000 for the three months ended December 31, 1995 to $80,000 for the three months ended December 31, 1996.

Provision (Benefit) for Income Taxes. The income tax benefit in the three months ended December 31, 1995 was primarily attributable to the utilization of research and development credits generated during the period and the impact of a United States Federal judicial decision which clarified the tax law related to the utilization of research and development credits generated from funded research and development. As of December 31, 1996, the unutilized income tax benefit was zero. The Company's effective tax rate for the three months ended December 31, 1996 was 34.7% which includes the utilization of research and development credits generated in the current period.

NINE MONTHS ENDED DECEMBER 31, 1996 VS. NINE MONTHS ENDED DECEMBER 31, 1995

Revenues. Revenues increased 69.1% from $19.9 million for the nine months ended December 31, 1995 to $33.7 million for the nine months ended December 31, 1996. This increase was primarily due to increases in revenues generated by UHF DAMA network control stations and modems, and EMUT DAMA modem production.

Gross Profit. Gross profit increased 75.1% from $5.8 million (28.9% of revenues) for the nine months ended December 31, 1995 to $10.1 million (29.9% of revenues) for the nine months ended December 31, 1996.

Selling, General and Administrative Expenses. SG&A expenses increased 34.7% from $2.6 million (12.9% of revenues) for the nine months ended December 31, 1995 to $3.5 million (10.3% of revenues) for the nine months ended December 31, 1996. This decrease in SG&A expenses as a percentage of revenues reflects an increased expense in connection with bid and proposal efforts and increased expenditures relating to the introduction and marketing of the StarWire(TM) DAMA product line in the nine months ended December 31, 1995 and the impact of a 69.1% growth in revenues between the two periods.

Independent Research and Development. IR&D expenses increased 84.3% from $2.0 million (9.8% of revenues) for the nine months ended December 31, 1995 to $3.6 million (10.7% of revenues) for the nine months ended December 31, 1996. This increase resulted primarily from higher IR&D expenses related to the Company's StarWire(TM) DAMA product, which represented approximately 90% of total IR&D for the nine months ended December 31, 1996.

Interest Expense. Interest expense increased 12.0% from $167,000 for the nine months ended December 31, 1995 to $187,000 for the nine months ended December 31, 1996.


                                   Page - 12

Interest Income. Interest income increased from $20,000 for the nine months ended December 31, 1995 to $149,000 for the nine months ended December 31, 1996. Interest income is comprised of interest earned on cash and cash equivalents.

Provision (Benefit) for Income Taxes. The income tax benefit in the nine months ended December 31, 1995 was primarily attributable to the utilization of research and development credits generated during the period and the impact of a United States Federal judicial decision which clarified the tax law related to the utilization of research and development credits generated from funded research and development. As of December 31, 1996, the unutilized income tax benefit was zero. The Company's effective tax rate for the nine months ended December 31, 1996 was 34.8% which includes the utilization of research and development credits generated in the current period.

BACKLOG

At December 31, 1996, the Company had firm backlog of $58.0 million, of which $37.3 million was funded. The firm backlog of $58 million does not include contract options of $25.3 million. Of the $58 million in firm backlog, approximately $14.0 million is expected to be delivered in the fiscal year ending March 31, 1997, $31.0 million is expected to be delivered in the fiscal year ending March 31, 1998 and the balance is expected to be delivered in the fiscal years ending March 31, 1999 and March 31, 2000. The Company had firm backlog of $28.7 million, not including contract options of $28.0 million, at March 31, 1996. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A majority of the Company's backlog scheduled for delivery can be terminated at the convenience of the government since orders are often made substantially in advance of delivery, and the Company's contracts typically provide that orders may be terminated with limited or no penalties. In addition, purchase orders may set forth product specifications that would require the Company to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the related purchase order.

The backlog amounts as presented are comprised of funded and unfunded components. Funded backlog represents the sum of contract amounts for which funds have been specifically obligated by customers to contracts. Unfunded backlog represents future amounts that customers may obligate over the specified contract performance periods. Contract options represent additional contract amounts which terms have been negotiated as part of the respective contract but have not yet been awarded. The Company's customers allocate funds for expenditures on long-term contracts on a periodic basis. The Company is committed to produce products under its contracts to the extent funds are provided. The ability of the Company to realize revenues from government contracts in backlog is dependent upon adequate funding for such contracts. Although funding of its government contracts is not within the Company's control, the Company's experience indicates that actual contract fundings have ultimately been approximately equal to the aggregate amounts of the contracts.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily from cash flow from operations, bank line of credit financing and loans for the purchase of capital equipment. Cash used in operating activities for the nine months ended December 31, 1996 and 1995 was $1.5 million and $3.2 million, respectively. The relative decrease in cash used for operating activities for the nine months ended December 31, 1996 compared to same period of the prior year was primarily due to a $821,000 increase in net income and higher levels of accounts payable and accrued liabilities which were partially offset by higher levels of receivables and inventories. The increase in accounts receivable, accounts payable, and accrued liabilities resulted from an increase in the Company's revenues. The growing share of revenues from production contracts led to the need to build inventory levels to support production demands. The Company anticipates that in future periods the level of inventories will be higher than historical levels.


                                   Page - 13

Cash used in investing activities for the nine months ended December 31, 1996 and 1995 was $2.0 million and $1.5 million, respectively. The increase was the result of purchases of property and equipment, primarily consisting of test equipment and computers.

Cash provided by financing activities for the nine months ended December 31, 1996 and 1995 was $15.0 million and $2.5 million, respectively. This increase was the result of $15.1 million of capital raised in the Company's initial public offering which closed in December 1996. This relative increase was offset by lower net financing provided by the Company's equipment line of credit.

At December 31, 1996, the Company had $13.8 million in cash and cash equivalents, $20.3 million in working capital and $2.4 million in long-term debt which consisted of equipment financing. The Company had a zero balance under its line of credit at December 31, 1996.

The Company's credit facility with Union Bank includes a $4.0 million line of credit and $4.0 million in commitments for equipment financing. The line of credit allows the Company to borrow, for general working capital purposes, the greater of $1.0 million or 80.0% of eligible accounts receivable plus 50.0% of the Company's eligible inventory. It accrues interest at the bank's prime rate, which was 8.6% at December 31, 1996, and expires on September 15, 1997. The Company is required to pay a fee equal to 0.25% of the unused portion of the line of credit on an annual basis.

In October 1996, the Company received a commitment for a new credit facility with Union Bank, which includes a $6.0 million line of credit and $4.5 million in commitments for equipment financing. The line of credit allows the Company to borrow, for general working capital purposes, the greater of $2.0 million or 80.0% of eligible accounts receivable, plus 50.0% of the Company's eligible inventory to a maximum of $2.0 million. It is an interest only loan which matures on September 15, 1998. The equipment line consists of two loans, each of which limits borrowings to an 80.0% advance against the purchase price, net of sales tax, delivery and insurance. All borrowings under the first loan, which may not exceed $2.0 million, must be made before September 15, 1997, at which time all unpaid principal under such loan will be converted into a fully amortizing loan for a period of 36 months with a maturity date of September 15, 2000. All borrowings under the second loan, which may not exceed $2.5 million, must be made before September 15, 1998, at which time all unpaid principal under such loan will be converted into a fully amortizing loan for a period of 36 months with a maturity date of September 15, 2001. The Company is currently renegotiating the terms of the commitment to conform with its short-term capital requirements.

The Company's future capital requirements, which management anticipates will not exceed $10.0 million over the next 12 months, will depend upon many factors, including the progress of the Company's research and development efforts, expansion of the Company's marketing efforts, and the nature and timing of commercial orders. The Company believes that its current cash balances, amounts available under its credit facilities and net cash expected to be provided by operating activities, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Management intends to invest the Company's cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.


                                   Page - 14

                           PART II - OTHER INFORMATION


Item 6.  Exhibits
-----------------
(a)      Exhibit 11.1 - Calculation of Pro Forma Earnings Per Share
         Exhibit 27.1 - Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the quarter ended December 31, 1996.


                                   Page - 15

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             VIASAT, INC.


Date: February 13, 1997                      /s/  Mark D. Dankberg
                                             ---------------------------------
                                             MARK D. DANKBERG
                                             President
                                             Chief Executive Officer


                                             /s/  Gregory D. Monahan
                                             ---------------------------------
                                             GREGORY D. MONAHAN
                                             Vice President & General Counsel
                                             Chief Financial Officer



                                   Page - 16