Form 10-K
period 1997-03-31
VIASAT INC
filed 1997-06-20
CIK 797721

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934.

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the transition period from ____________ to____________.

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


                  2290 COSMOS COURT, CARLSBAD, CALIFORNIA 92009
                                 (760) 438-8099
    (Address, including zip code, and telephone number, including area code, of principal executive offices)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.0001 PAR VALUE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 16, 1997 was approximately $59,409,099 (based on the closing price for shares of the registrant's Common Stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes

The number of shares outstanding of the registrant's Common Stock, $.0001 par value, as of June 16, 1997 was 7,745,041.

                       DOCUMENTS INCORPORATED BY REFERENCE


      Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 1997 Annual Meeting are incorporated herein by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended March 31, 1997.

      Certain Exhibits filed with the registrant's Registration Statement on Form S-1 (File No. 333-13183), as amended, are incorporated by reference into
Part IV of this Report.

                                  VIASAT, INC.

                                    FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                      INDEX

PART I                                                                                               Page
                                                                                                     ----
    Item 1.       Business                                                                            1
    Item 2.       Properties                                                                          28
    Item 3.       Legal Proceedings                                                                   28
    Item 4.       Submission of Matters to a Vote of Security Holders                                 28

PART II
    Item 5.       Market for the Registrants Common Stock and Related  Stockholder Matters            29
    Item 6.       Selected Financial Data                                                             30
    Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                          31
    Item 8.       Financial Statements                                                                35
    Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosures                                                                         35
PART III
    Item 10.      Directors and Executive Officers of the Registrant                                  36
    Item 11.      Executive Compensation                                                              36
    Item 12.      Security Ownership of Certain Beneficial Owners and Management                      36
    Item 13.      Certain Relationships and Related Transactions                                      36

PART IV
    Item 14.      Exhibits, Financial Statements Schedules and Reports on Form 8-K                    37
    Glossary of Selected Terms                                                                        40
    Signatures                                                                                        42

                                     PART I

ITEM 1. BUSINESS

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. ViaSat, Inc. ("ViaSat" or the "Company") future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not specifically limited to, timely product development, variation of royalty, license and other revenues, failure to satisfy performance obligations, uncertainty regarding the Company's patents and property rights (including the risk that the Company may be forced to engage in costly litigation to protect such patents and rights and the material adverse consequences to the Company if there were unfavorable outcome of any such litigation), difficulties in obtaining components needed for the production of wireless equipment and changes in economic conditions of various markets the Company serves, as well as the other risks detailed in this section, in particular under the heading Risk Factors. See "Glossary of Selected Terms" for definitions of certain terms used in this Report.

INTRODUCTION

      ViaSat designs, produces and markets advanced digital satellite telecommunications and wireless signal processing equipment. The Company has achieved eleven consecutive years of internally generated revenue growth and ten consecutive years of profitability, primarily through defense-related applications. More recently, the Company has been developing and marketing its technology through strategic alliances for emerging commercial markets, such as rural telephony, alternative carrier access and Internet/Intranet access by satellite to multiple servers. ViaSat is a leading provider of Demand Assigned Multiple Access ("DAMA") technology, which allows a large number of Very Small Aperture Terminal ("VSAT") subscribers to economically share common satellite transponders for high-performance voice, fax or data communications.

      The Company believes that DAMA satellite technology is superior to other existing VSAT networking technologies for many important applications. The existing Time Division Multiplex/Time Division Multiple Access ("TDM/TDMA") networking technology features a "hub and spoke" architecture which requires all transmissions to be routed through a central terrestrial hub. Unlike TDM/TDMA systems, DAMA provides direct, on-demand switched networking capabilities which do not require a terrestrial hub and allow faster and more efficient use of expensive satellite transponder resources. In addition, the Company believes that its DAMA products, commercially marketed under the tradename StarWire(TM), offer greater network flexibility and permit up to 50% greater satellite capacity than competing DAMA systems. See "-- The ViaSat Advantage" and "-- Technology."

      ViaSat's DAMA products include satellite modems, networking processors and network control systems for managing large numbers of network subscribers. The Company's DAMA technology consists of proprietary real-time firmware and software designed to run on industry-standard digital signal processors. The Company also has developed DAMA network control software that operates on IBM-compatible personal computers running Windows NT(TM) operating systems. The Company's DAMA technology operates on satellites in the military UHF and SHF frequency bands, and commercial C and Ku bands. In addition to DAMA products, the Company offers network information security products, communications simulation and test equipment, and spread spectrum digital radios for satellite and terrestrial data networks.

RECENT DEVELOPMENTS

      During the past year the Company has continued to demonstrate its leadership in DAMA satellite networking. Communications products for the U.S. Department of Defense and its prime contractors (collectively, the "DOD") continue to lead the Company's growth, as they have for 11 years. In addition, StarWire(TM) commercial network installations have reached India, Indonesia, several locations in the Caribbean and Central America, Colombia, Hong Kong, Brunei, Thailand, Bosnia, and Nigeria. Some specific highlights follow:

      - Installation, certification and commissioning of the DOD's 5 kHz DAMA network controllers at Norfolk and Hawaii is complete, with installations in Guam and Naples, Italy continuing in fiscal 1998.

      - The EMUT UHF DAMA modem module received important government certifications. More than 2,000 of these units have been delivered, and the Company received a $20.9 million follow on order for additional units, moving it into a dominant position in the government DAMA equipment market.

      - The Company won a $20 million, 3-year contract for two Joint Communication Simulators.

      - Hutchison Telecommunications' first equipment installations are operational, with a network control site in Hong Kong and the first network traffic terminal in Brunei. Two more traffic sites in Kuala Lumpur, Malaysia and Pakistan, and a backup network control station in Singapore are due to be installed in the summer of 1997. This application offers cost-effective long distance telephone access across Asia via single-hop thin-route connections among public network carriers.

      - StarWire(TM) distributor SCSI has inaugurated a network serving the International Civil Aviation Organization (ICAO), an agency of the United Nations that is responsible for worldwide air traffic control. This network is using StarWire(TM) terminals to establish voice, data, and radar communications among air traffic control sites in the Caribbean and Central America.

      - In May 1997 the Company and Nortel ("Northern Telecom") signed a teaming agreement to jointly pursue fixed site and direct-to-home rural satellite telephony network opportunities, initially in the Asia-Pacific region. Nortel will contribute to this effort its considerable expertise in design and deployment of large-scale digital wireless and wireline networks. ViaSat will provide its advanced DAMA satellite networking technology.

INDUSTRY BACKGROUND

      A broad array of new consumer, business and government markets, as well as the development of new technologies, have driven the significant expansion of the wireless communications industry. In addition to common consumer applications such as paging, cellular telephony and new Personal Communications Services ("PCS"), there is a wide range of other specialized terrestrial- and space-based wireless applications. Such wireless applications include government fixed and mobile wireless networking and commercial fixed-site, switched satellite services, ViaSat's principal lines of business. The growth in software-intensive wireless equipment markets stems from, among other things, increasing dependence on voice and data networks of all types, regulatory reform, advances in technology, decreasing costs of equipment and services, economic growth in developing nations, the increasing importance of communications infrastructure as a catalyst of economic growth, and increasing user acceptance of and confidence in wireless solutions. This growth in wireless equipment markets corresponds to a transition away from mere point to point radio links connecting remote or mobile users towards offering more comprehensive wireless network services. Market demands for wireless services are being addressed by both terrestrial- and satellite-based systems.

      GOVERNMENT APPLICATIONS. Historically, the military has driven development of many new wireless technologies -- pioneering applications of satellite communications, digital radios, spread spectrum and mobile wireless networks to connect widely dispersed operations. In many cases these technologies have been extended and increased in scale for broader non-defense use. Defense applications of wireless technologies also have evolved over the same time period. The break-up of the Soviet Union has caused a de-emphasis on strategic missions and a shift towards more localized tactical roles such as peace-keeping, counter-terrorism, counter-insurgency and drug enforcement. These missions create new demands for rapidly deployable, mobile connectivity. Overall reductions in the defense budget have led to a numerically smaller, more technologically-advanced force structure. As a result, defense networks increasingly build around real-time transmission of digital tactical data. Defense systems also are adopting and extending low cost commercial technologies to meet their needs.

      There has been a constantly shifting flow of technology between government and commercial network applications. Both government and commercial users developed fixed-site, long-haul applications. The government pioneered mobile satellite terminals, as well as non-geosynchronous, high power and extremely high frequency satellites. Commercial users adopted elements of these technologies for Low Earth Orbit ("LEO") mobile telephony and high-powered Direct Broadcast Satellite ("DBS") television systems. Now government agencies are planning to integrate these technologies into still more advanced military networks. Often, companies with both government and commercial expertise have facilitated such technology transitions.

      COMMERCIAL APPLICATIONS. The recent worldwide trend toward privatization of public telephone operators and deregulation of local telephone ("local loop") services has resulted in increased competition in the delivery of telephone services from alternative access providers. Many of these new access providers, such as long-distance telephone carriers, must install or upgrade infrastructure to support basic and enhanced services. In addition, worldwide demand for basic telephone service has grown, especially in developing countries. As new infrastructure is established to deliver local telephone service, the technology exists to provide cost-effective, satellite-based wireless transmission systems, instead of a traditional wired approach, to connect subscribers to the public telephone network.

      A growing segment of the wireless communications industry involves VSATs, which are communications systems utilizing fixed-site satellite terminals. Historically, these systems were primarily designed for certain specific data applications. But recent improvements in VSAT technology for satellite-based wireless voice and data networks have led to their increasing use in a variety of broader, higher system throughput commercial applications such as mobile and rural telephony and more complicated data transmissions. Satellite telephony systems are being utilized by developing countries that lack a terrestrial-based telecommunication infrastructure, and which seek to provide telephone service for large areas fairly rapidly and on a cost-effective basis. Additionally, even where terrestrial systems exist, satellite systems are used to fill in coverage for remote areas.

      EVOLUTION OF VSAT TECHNOLOGY. The commercial VSAT business began with U.S. customers who operated large, sophisticated private terrestrial networks using TDM/TDMA technology. Customers such as chain retailers, hotels and auto dealers operated private data networks with hundreds or thousands of sites and a high flow of transactions from remote terminals to host mainframe computers for credit card validations, point-of-sale data collection, reservations or similar applications. Customers who used VSATs for data networking still relied on terrestrial providers for telephone service and possibly other telecommunication needs for their sites. Sales of such VSAT systems are often quite sensitive to prices from telephone carriers for equivalent packet transaction services. Users with large networks generally are the only ones who can justify the significant one-time cost of a VSAT network management hub.

      TDM/TDMA technology, while more established than DAMA technology, features a "hub and spoke" architecture which requires all transmissions to be routed through a central hub and is most useful for remote to mainframe network connections. Remote-to-remote TDM/TDMA connections require two satellite hops. DAMA is better suited for remote-to-remote connections than TDM/TDMA because the voice quality is better and DAMA networks use expensive satellite transponders more efficiently. DAMA satellite technology allows individual subscribers to request links on demand directly to any other subscriber with a single satellite hop. DAMA allows users to make exactly the connections needed, lasting only for the duration of a voice call, fax, electronic mail or digital file transfer. DAMA technology has been under development for many years by the DOD to serve large networks of fixed and mobile subscribers sharing a limited amount of satellite capacity, but is only recently being deployed in significant quantities by the DOD.

      The Company believes the opportunities for government and commercial ground station equipment sales are increasing. The government is planning over $1.0 billion in total UHF space segment expenditures for tactical communications. DAMA is applicable to several different satellite bands, including government

UHF and SHF and commercial C, Ku and Ka bands. DAMA is also being used by commercial customers who believe that it is better suited for their applications than the earlier VSAT technologies.

THE VIASAT ADVANTAGE

      In light of the limitations of the TDM/TDMA architecture, and the magnitude of the potential market for primary telecommunications services compared to the more limited market for data transaction services, ViaSat believes that DAMA networks will better serve the emerging international market for VSAT, voice and data services. Virtually all of the VSAT equipment makers are now adding DAMA products to their line of products. This represents a discontinuity in the VSAT market. VSAT vendors are now developing new transmission waveforms, multiple access techniques, DAMA protocols, DAMA control software, subscriber terminals and interface protocols to support the targeted applications (voice, fax, dial-up data, video conferencing or others), which creates an opportunity for new equipment suppliers such as the Company.

      The Company believes that its DAMA-based products have technological advantages over competing DAMA products in offering practical solutions for telecommunications applications through several means:

FLEXIBILITY

      Since communications networks are evolving so quickly, a system such as the Company's that can be easily extended and configured has a competitive advantage.

      - REAL-TIME DIGITAL SIGNAL PROCESSING FIRMWARE. The Company's technology involves extensive use of real-time digital signal processing firmware to implement both signal processing and DAMA networking protocol functions. This approach was developed and proven under several government programs, especially UHF DAMA. The Company believes that digital signal processing firmware offers great flexibility in adding new features, because it allows modification without more expensive hardware changes, and that product costs should decrease if prices of Texas Instruments digital signal processing chips and associated peripherals continue to decline. The Company's digital signal processing design allows common hardware to be applied to both government and commercial markets.

      - WINDOWS NT(TM)-BASED NETWORK CONTROL. ViaSat believes that it is a leader in using an Intel PC/Windows NT(TM) computer platform for its network control system. Most vendors still use Unix platforms. ViaSat developed and proved Windows NT(TM) as a viable network control platform under government funded UHF and SHF DAMA programs. Windows NT(TM) has several advantages which the Company believes support its technical leadership position:

          - True real-time multi-tasking, allowing many functions to be moved from specialized VSAT hardware into an industry-standard personal computer. Such functions can be developed more quickly and are more easily modified to support new communication applications and interfaces.

          - Lower overall costs and faster time to market in terms of development hardware and software tools, a more readily available pool of experienced software engineers, lower recurring cost of network control computer platforms, less expensive networking and communications interfaces and lower operator training costs than Unix-based systems.

          - DOD approved access-control is built directly into the network-controller computer operating system. This includes secure remote-access via many built-in communication paths. The Company believes computer security is essential technology for mission critical telecommunication tasks such as billing.

      - STANDARD VSAT PLATFORM. ViaSat believes that it is the only company building on a standard "open systems" VSAT platform for commercial and SHF DAMA products. Open systems enable mix and match of satellite equipment and baseband terrestrial interfaces on a circuit by circuit basis. The architecture supports third party interface cards for faster time to market for specialized terrestrial interfaces. While open systems architecture does not offer the lowest possible manufacturing cost for any single fixed terminal configuration, it is consistent with two other strategic objectives: (i) rapid time to market by building on industry standard third-party hardware and software and (ii) flexibility to support a broad array of services and applications consistent with the Company's target distribution channels of service providers.

      - INTERNALLY-DEVELOPED TECHNOLOGY. Many competing VSAT providers are primarily systems integrators with little internally-developed technology, particularly in the software and firmware areas. The Company believes its extensive internal technology development capability gives it an advantage in flexibility, time-to-market and product quality.

CAPACITY

      ViaSat's narrow-spacing technology, developed during the course of its government DAMA contracts, results in less unused bandwidth between voice channels than other DAMA systems, and this, along with more precise power-usage control software, allows ViaSat's DAMA products to achieve up to 50% greater satellite capacity than competing DAMA systems.

CERTIFICATION

      ViaSat believes it is currently the only provider of DAMA products which has received full certification from the U.S. government. The rigorous military certification process may take up to several months to complete.

STRATEGY

      ViaSat's objective is to become a leading developer and supplier of DAMA-based products to commercial markets and to retain a leadership position in developing and supplying DAMA-based products to the government market. The Company's strategy incorporates the following key elements:

      MAINTAIN AND ENHANCE TECHNOLOGY LEADERSHIP POSITION. The Company's strategy is to maintain and enhance its leadership position in DAMA-based satellite technology by continuing its participation in selected DOD programs involving networking technology and other related real-time signal processing and networking software. The Company is also investing in proprietary research for commercial applications. The Company's objective is to continue to offer high-performance, software-oriented products which provide the most effective use of satellite power and bandwidth as well as offering the most flexible platform for continued growth.

      LEVERAGE TECHNOLOGICAL EXPERTISE INTO COMMERCIAL MARKETS. The Company's strategy is to continue using its technological expertise developed in defense applications to develop and market products to respond to the increasing demand for DAMA-based VSAT solutions for commercial voice and data applications. The Company is targeting commercial markets which it believes will offer high growth potential and where it believes ViaSat's technology will have competitive advantages, such as rural telephony, alternative carrier access and Internet/Intranet access by satellite to multiple servers. The Company believes its products are competitive largely because of their technological advantages over competing products. The Company's strategy is to capitalize on these technological advantages by utilizing a "cost of ownership" marketing approach that emphasizes the overall lower cost to customers over the operating life of the Company's products because of the products' adaptability and more efficient use of limited satellite capacity.

      DEVELOP BROAD BASE OF INNOVATIVE PROPRIETARY PRODUCTS. The Company's strategy is to continue to develop and market to both defense and commercial customers a broad variety of signal processing and networking software products. The Company has over 150 research engineers on staff and emphasizes offering technologically-superior products. The Company generally retains certain proprietary rights from the government-funded research and development of its defense products and is also devoting a significant amount of its own resources to independent product development.

      DEVELOP STRATEGIC ALLIANCES. The Company's strategy is to develop strategic alliances with leading prime defense contractors and major international telecommunications companies and equipment suppliers. The Company targets those companies whose financial and technological resources and established customer bases allow them to jointly introduce new technologies and penetrate new markets sooner and at a lower cost than the Company could alone. The Company has entered into strategic alliances with defense companies, such as Hughes Defense Communications, formerly Magnavox Electronic Systems Co. ("Hughes Defense Communications") and Lockheed Martin Corporation ("Lockheed Martin"), and commercial telecommunications companies, such as Hutchison Corporate Access
(HK) Limited ("Hutchison Telecommunications"), HCL Comnet Systems and Services Limited ("HCL Comnet"), and Northern Telecom.

      ESTABLISH GLOBAL PRESENCE. The Company's strategy is to develop its products so that they may be marketed and used throughout the world. The Company is a market leader in DAMA-based defense products for the United States and its allies. The Company believes that the commercial market opportunities for the Company's products are greater internationally. The Company believes its focus on meeting applicable international communication standards and establishing key international strategic alliances will enable it to effectively penetrate foreign markets.

      ADDRESS RURAL TELEPHONY MARKET. The Company believes there is a substantial unmet demand for rural telephony services, especially in developing countries. The Company's strategy is to capitalize on its networking software expertise to develop technology for establishing regional rural telephony network infrastructures of strategically located VSAT terminals capable of handling multiple satellite telephone calls ("Point-of-Entry Terminals"). The Company believes such an infrastructure would have a competitive advantage over a single Point-of-Entry system by minimizing the ground transmission cost of each satellite telephone call by permitting such calls to enter the Public Switched Telephone Network (PSTN) through the Point-of-Entry Terminal closest to the call's destination. The Company's strategy also includes seeking partnerships with regional and local service providers to create distribution channels for rural telephony infrastructures and to provide related retail distribution services, including sales of Company-designed subscriber terminals, installation and maintenance, as well as customer service, billing and revenue collection. To this end, the Company has entered into a contract with Hutchison Telecommunications for satellite telephony equipment which can serve as rural telephony infrastructure.

TECHNOLOGY

      The Company's VSAT technology is focused on DAMA which allows individual subscribers to request links on demand to any other subscriber through one satellite hop. TDM/TDMA technology, while more established than DAMA technology, features a "hub and spoke" architecture which requires all transmissions to be routed through a central hub and is most useful for remote to mainframe network connections. Remote-to-remote TDM/TDMA connections require two satellite hops. DAMA is better suited for remote-to-remote connections than TDM/TDMA because the voice quality is better and DAMA networks use expensive satellite transponders more efficiently.

      DAMA technology has been under development for many years by the DOD, but is only recently being deployed in significant quantities. DAMA is applicable to several different satellite bands, including government UHF and SHF and commercial C, Ku and Ka bands. A major objective for the DOD is to improve capacity of extremely expensive government-owned satellite transponders. The government expects DAMA to increase capacity for UHF tactical users by as much as a factor of ten, depending on the application and traffic usage, compared to dedicated non-DAMA links.

      A DAMA system consists of (i) a set of subscribers with DAMA-capable terminals, (ii) a network management terminal which orchestrates access to a shared satellite resource, and (iii) satellite transponder capacity managed by the network controller and shared by subscribers. DAMA subscribers use networking protocols to interact with the controller and each other. The essence of DAMA is that the network controller allocates a shared satellite resource to a particular combination of subscribers only when they request it, and then terminates the connection when they are finished.

      DAMA protocols may be either "open" or "proprietary." Open standards are published so that multiple manufacturers can develop equipment that works together. The DOD has designated two different open DAMA standards defining over-the-air interfaces for narrowband UHF satellite communications channels. MIL-STD 188-182 defines an interoperable waveform for channels with 5 kHz bandwidth, and MIL-STD 188-183 defines the 25 kHz channel waveform. The DOD is currently defining open standards for SHF channels and for government DAMA use of commercial C and Ku band transponders. There are no widely accepted commercial open DAMA standards, and no open standards have evolved for TDM/TDMA VSATs.

      DAMA VS. TDM/TDMA. DAMA is being sought by customers who see that it is a better fit than TDM/TDMA VSATs for non-transaction applications such as voice and fax. The principal limitations of TDM/TDMA for non-transaction applications are:

      CAPACITY LIMITATIONS AND COSTS

      - The TDM/TDMA hub and spoke architecture is primarily designed for rapid service for sporadic, short, burst transactions between a remote site and a mainframe computer. The hubs typically only support a maximum instantaneous aggregate data rate of 256 kbps to approximately 1 Mbps divided among the entire subscriber population (often several thousand terminals). This is a severe bottleneck for sustained circuit-type services like telephony, fax or peer-to-peer file transfers, which often dominate when the VSAT becomes the primary communication means for a site, as in telephony uses. In contrast, a comparable DAMA system has a much higher aggregate capacity. For small networks the TDM/TDMA hub performance is not a capacity bottleneck, but the typical hub price of approximately $1.0 million, amortized over a small number of subscribers, is usually prohibitively expensive. The equipment cost for a comparable DAMA system for voice use, in contrast, would be significantly less.

      TRANSMISSION TIME

      - The hub and spoke architecture requires all calls (voice or data) between two remote nodes to be routed through the hub. This causes each call to traverse two separate satellite hops in each direction (remote A-to-satellite-to-hub and then hub-to-satellite-to-remote B, with the return path from remote B to remote A also traversing two satellite hops). The additional time delay due to the extra satellite hops is striking for voice communications and is unacceptable to many users. Plus, the two satellite hops consume more expensive transponder resources per call than a single hop DAMA connection.

      DAMA VS. DEDICATED SCPC. In contrast to DAMA, which allows individual subscribers to request links to other subscribers on demand, dedicated Single Channel Per Carrier ("SCPC")-based systems maintain dedicated, unswitched links between subscribers, such as for long distance trunk lines. Dedicated links provide high quality transmissions, but only between particular subscriber sets. In order to provide connections among many sites, a SCPC-based system would require a dedicated link between each subscriber and each other subscriber, which would be prohibitively expensive. As a result, DAMA is a much more attractive solution for managing large numbers of network subscribers, as DAMA provides transmissions of equally high quality, without restricting the subscribers' ability to establish links on demand to any other subscriber.

      MOBILE SATELLITE VS. FIXED-SITE DAMA. The obvious advantage of commercial mobile satellite systems, such as Iridium(TM) and GlobalStar(TM), is that they allow subscribers to be mobile. A mobile satellite terminal can be used by either a mobile or a fixed subscriber, while a fixed terminal cannot be used by a mobile subscriber. However, in order to gain mobility, mobile terminals employ an omni-directional antenna which operates at lower frequencies and provides less bandwidth than is available in the fixed-site DAMA satellite bands. Less bandwidth corresponds to less capacity and fewer voice circuits. Also, mobile satellite systems typically require a greater investment in unique space-based satellite resources than fixed-site DAMA systems which use existing capacity on general purpose communication satellites. The combination of lower capacity plus higher capital investments means that mobile service providers are projecting per-minute service costs that are five to ten times higher than that possible through fixed-site DAMA-based systems. Therefore, the Company believes that customers who require satellite telephony services at fixed locations will find fixed-site DAMA services to be much more economical than using mobile satellite phones -- even if they already own mobile satellite phones for mobile use.

      NON-DAMA TECHNOLOGY. The Company offers products outside of DAMA and satellite communications that benefit from the Company's wireless networking software and related technology. Important non-DAMA applications include:

      - Spread spectrum digital radios for real-time tactical data networks among ground and airborne users. The JTIDS (Joint Tactical Information Distribution System) radio builds on the Company's software, firmware and hardware technology. The government is investing in "digitized battlefield" communications in an effort to obtain greater effectiveness from expensive tactical aircraft.

      - Information security modules that encrypt classified information that can be broadcasted and routed across unclassified wired or wireless networks. This technology allows the government to make better use of commercial networks for securely transmitting classified information.

      - Equipment that tests wireless receivers in the presence of complex, simulated radio wave environments. This technology allows the government to thoroughly test sophisticated airborne radio equipment without expensive flight exercises.

GOVERNMENT MARKETS, PRODUCTS AND CUSTOMERS

      GOVERNMENT MARKETS. The Company believes it has an opportunity to build on its government DAMA technology, software, hardware design and manufacturing base to capture significant revenues in the government markets.

      UHF DAMA MARKETS. The Company is considered a leader in the UHF DAMA market. The Company believes its DAMA manpack subcontract is the largest outstanding DAMA contract in terms of quantity of units sold. The Company also believes that it was the first to develop and market a stand-alone airborne DAMA modem. The DOD requires all UHF satellite communications terminals to meet open DAMA standards. This mandate has helped stimulate the UHF DAMA market. ViaSat is active in the following business segments:

      - UHF DAMA NETWORK CONTROL INFRASTRUCTURE. Viasat has several contracts with the U.S. Air Force for development, production, installation and support for four global network control system sites. Each site serves as a primary controller for seven channels and as an alternate for seven channels. Each satellite has 38 channels, offering a potential market for additional production, installation and support services.

      - MANPACK TERMINALS. ViaSat has a contract with Hughes Defense Communications for over 7,000 DAMA modems for manpacks. The contract has options which allows Hughes Defense Communications, in its discretion, to purchase up to an additional 4,000 of such modems. As of March 31, 1997, the funded contract value was $37.7 million, of which $14.2 million had been delivered.

      - AIRBORNE DAMA TERMINALS. The 5 kHz channel DAMA protocols were designed to support U.S. Air Force aircraft. The U.S. Navy is also a major user of airborne UHF terminals. ViaSat equipment has been designed into a number of platforms, including P-3, S-3, Air Force One, EP-3, ES-3, Tomahawk cruise missiles and others.

      - INTERNATIONAL UHF DAMA MARKET. Cooperative efforts among multiple nations, such as in the Gulf War and Bosnia, require that allies have a standard communications platform. There are requirements for some units of NATO and other allies to have UHF DAMA capable satellite terminals.

      The Company's strategy includes actively working to expand the UHF DAMA market as a whole, while sustaining its leading market share. Increasing the market means extending UHF satellite communications capability to new users. UHF satellite communications access and market size is limited in the following ways:

      - AVAILABILITY OF SATELLITE CAPACITY. Without DAMA, many users are denied access because higher priorities consume all channels. DAMA expands capacity. The Company anticipates increases in the UHF market, versus pre-DAMA levels, over the next seven years due to pent-up demand for service.

      - EQUIPMENT SIZE AND WEIGHT. Most users are mobile and thus size and weight sensitive. They carry equipment in back-packs, or airframes where communication gear displaces weapons or mission critical payloads. Easier to carry, smaller, lighter equipment may expand the market beyond a core group who require DAMA to complete their mission.

      - EQUIPMENT PRICE. The Company believes that the UHF DAMA market can expand by reducing the price of DAMA equipment. Embedded DAMA radios are less expensive than stand-alone models, and offer reduced size and weight.

      - IMPROVED DAMA SUBSCRIBER SERVICES. The current DAMA system is a data "pipe." The Company anticipates that demand for DAMA can grow by increasing the value of the content sent over the pipes. Several areas are being explored, including improved secure voice quality, increased message routing capability, higher data rates and improved service set-up times.

      - DAMA SIGNAL PROCESSING. Airborne DAMA is currently limited to large, slow aircraft for surveillance, airlift, command and control, or similar missions. High performance aircraft are excluded because current satellite communications antennas degrade mission performance or safety. A promising solution is to use low profile, conformal antennas with active antenna combiners. The Company has a contract for such active antenna combiners with Lockheed Martin which, if successful, opens the possibility of extending the UHF DAMA market to high performance aircraft, potentially resulting in an increase of up to 100% in the airborne DAMA market.

      ViaSat is also applying the market expansion strategy to its Advanced Data Controller ("ADC") products. ADC conforms to MIL-STD 188-184 for packet processing. It provides error-free data transmission over noisy channels. ADC works for terrestrial and satellite communications wireless links. The Company is working to reduce size, weight and price for ADC products, and potentially licensing other manufacturers to embed ViaSat's ADC digital signal processing firmware directly into their radios.

      TRI-BAND DAMA MARKETS. The U.S. government is a major consumer of leased commercial satellite capacity in the C and Ku bands. Since satellite availability is limited, the government has specified the purchase of "tri-band" terminals (i.e., terminals which can operate on any of three bands, SHF (X band), C or Ku band). This makes it easier for subscribers to use available capacity in any band, as a function of time and location. The government established the Commercial Satellite Communications Initiative program to manage:

            -  Long term leases for commercial satellite transponders.

            -  Contracts to purchase tri-band satellite terminals.

            - Bandwidth Management Centers to act as network controllers for the tri-band terminals.

      The DOD is defining an "open" standard for DAMA in SHF and commercial satellite bands. The government owns and operates the Defense Satellite Communication System constellation at SHF. Bandwidth at SHF is much greater than at UHF -- over 200 MHz per satellite compared to less than 2 MHz at UHF. Still, SHF capacity is insufficient and could be improved via DAMA. More effective SHF use should reduce the government's monthly lease on commercial satellites used for overflow. The potential market for SHF DAMA capable terminals may be as large as that for UHF DAMA terminals.

      Extending DAMA to commercial satellites vastly increases the bandwidth available for government users. Increased bandwidth should support many more terminals, increasing the potential DAMA user equipment market.

      In 1994, ViaSat was awarded a $2.0 million contract by the U.S. Air Force for prototype demonstration of a draft SHF DAMA standard. In February 1996, the Company delivered and installed equipment which performs many, but not all, of the protocols in the draft. The DOD has not yet designated a final version of SHF DAMA, nor has the DOD yet issued a mandate for DAMA in SHF terminals.

      The government tri-band DAMA market is very immature. This market will likely not grow substantially until the DOD adopts a final standard and mandates its use. However, there can be no assurance that the Company's products will be procured by the government or prime contractors, even if a final standard similar to the draft version is adopted. The Company is working to position its SHF DAMA products through participation in government-industry standards working groups. ViaSat also has been working with terminal manufacturers to help ensure that its DAMA equipment integrates easily into their products. Finally, the Company is working to maintain a prudent level of commonality between the government and commercial DAMA modem platforms. The benefit of commonality is that the larger commercial market offers economies of scale that reduce manufacturing costs for the smaller government market. There is a potential disadvantage if unique government product requirements increase the cost of commercial products. The Company considers issues arising from this trade-off on a case-by-case basis.

      GOVERNMENT PRODUCTS

      ViaSat's DAMA products for the government market include:

           - EMUT (ENHANCED MANPACK UHF TERMINAL) is a battery-operated UHF satellite radio which Hughes Defense Communications builds for the U.S. Army. ViaSat provides a DAMA modem to Hughes under subcontract. EMUT is used to send encrypted voice, electronic mail, fax or other data via satellite. The DAMA modem allows the operator to automatically request a portion of a satellite channel to a selected destination whenever the operator asks to send a message or make a call. The EMUT radio, combined with a portable satellite antenna, can be used to make a secure voice or data call almost anywhere in the world.

           - INCS (INITIAL NETWORK CONTROL SYSTEM) is the DAMA network management system for the U.S. Air Force. There are four sites worldwide (Guam, Hawaii, Naples and Virginia) that manage automatic DAMA access to 5 kHz band with UHF satellite channels. The network control computer automatically allocates satellite resources to subscriber terminals (such as EMUT) whenever a subscriber requests a voice or data service. The INCS also keeps track of which satellite terminals are active, how much capacity is used and how much is available. ViaSat designs, installs and supports the whole system at each site.

           - VM-200 (Also CALLED MD-1324) is ViaSat's stand-alone UHF DAMA modem product. The modem can be used with many UHF satellite radios having an industry standard 70 MHz interface. The VM-200 enables a satellite radio to connect to a DAMA network. VM-200 modems also are used in the INCS to communicate with subscribers. The modems connect to external voice coders, computers or encryption equipment and provide network access for those devices.

    ViaSat's other government wireless networking products include:

           - JTIDS (JOINT TACTICAL INFORMATION DISTRIBUTION SYSTEM) is an anti-jam radio and message protocol standard for communicating real-time data among aircraft and ground units. It connects to sensors (like radar), computers, and targeting systems and provides information used for navigation, target identification, tracking and fire control. JTIDS is currently used as the wireless communication system for "digital battlefields." For example, it allows individual fighter planes to obtain a broad view of the battlefield that is synthesized based on many different views from many different participants.

           - CES/JCS (COMMUNICATION ENVIRONMENT SIMULATOR/JOINT COMMUNICATION SIMULATOR) is used to simulate a realistic radio environment which can be used to test how well surveillance or other radio systems work in the presence of various and changing signals. It can simulate friendly military signals, neutral signals, commercial signals and enemy signals. The government uses the simulated total environment to verify that a system under test can correctly analyze specific target signals within a complicated and cluttered composite signal.

           - EIP (EMBEDDABLE INFOSEC PRODUCT) is a plug-in module that encrypts classified information so that it can be broadcast over wireless systems (terrestrial or satellite) or sent over unclassified wirelines. EIP is unique because it can work for packet data systems instead of on circuits. For instance, EIP can encrypt information for the Internet (or government equivalents). EIP also can separate the addressing and routing information from a packet and allow such information to remain unencrypted so that the network can correctly route the packet to its destination.

           - ADC (ADVANCED DATA CONTROLLER) is a packet processing system which provides error-free data transmission over noisy channels. ADC works for terrestrial and satellite communications wireless lines.

    GOVERNMENT CUSTOMERS

    The Company's major customers in the government DAMA market include:

           - Hughes Defense Communications is the customer for the EMUT DAMA modem. Approximately 23.9% of the Company's fiscal 1997 revenues were derived from this contract. Hughes is also a customer for the Tomahawk Baseline Improvement Program which includes adding a UHF DAMA satellite link to Tomahawk cruise missiles.

           - The U.S. Air Force Electronics System Center ("ESC") is the customer for the 5 kHz UHF DAMA Global Initial Network Control System. ESC also procures stand-alone DAMA modems and Control/Indicators for various Air Force user agencies.

           - Lockheed Martin is the customer for the VM-200 under the Communications Improvement Program.

           - Lockheed Martin is the customer for the airborne DAMA-capable UHF satellite communications antenna combiner.

           - The Company also has entered into a number of smaller contracts with the DOD for UHF DAMA and ADC satellite equipment.

    The Company's major government customers for other wireless networking products include:

           - The U.S. Air Force and Logicon Tactical Systems Division are the customers for JTIDS.

           -  The U.S. Navy and U.S. Air Force are the customers for CES/JCS.

           -  The U.S. Navy is the customer for EIP.

COMMERCIAL MARKETS, PRODUCTS AND CUSTOMERS

      COMMERCIAL MARKETS

      DAMA technology is increasingly being used in emerging commercial telecommunications markets. In contrast to "pre-assigned" or "hub and spoke" satellite networks, DAMA is well suited to primary "circuit-oriented" telecommunication because it routes connections in real-time on a call-by-call basis from any subscriber to any other subscriber with only one satellite hop. See "-- Industry Background" and "-- Technology." DAMA commercial markets can be segmented as follows:

           - TURN-KEY PRIVATE NETWORK EQUIPMENT SALES for corporations and government agencies in developing nations. These customers require voice and/or data services. Users manage their own networks and/or contract for management services. They lease satellite capacity in bulk. DAMA equipment is selected based primarily on purchase and operating costs for specific needs. Customers typically need to operate ten or more sites for a turn-key private network to be economical.

           - "SHARED HUB" PRIVATE NETWORK SERVICE PROVIDERS. Customers with small networks may use a satellite service provider. The provider purchases a DAMA network and obtains transponder capacity at wholesale rates. The provider manages small "virtual" nets for its customers. Customers buy capacity from the provider at retail daily, hourly or minute rates. Service providers have different priorities than turn-key operators. Breadth and depth of service offerings are more important to providers since they must attract a broad base of customers. DAMA terminals must support a range of telephone and data equipment. Providers generally prefer flexible user terminal configurations to meet varying customer needs. They profit from the spread between wholesale transponder lease costs and retail minute prices, so DAMA performance is important. Efficiency advantages (measured, for example, by voice circuits per unit bandwidth) can offset a higher initial terminal purchase price over the term of a service contract.

           - PUBLIC NETWORK CARRIER SERVICE PROVIDERS. Many telecommunications carriers use satellite links as part of their long distance networks. However, the satellite segment usually consists of a pre-planned link establishing a particular geographic connection at a fixed capacity. A satellite DAMA network can reduce costs for independent carriers by bypassing transit switching charges through a telecommunications hub city. Satellite DAMA can serve as either a primary link or as a back-up when terrestrial links are congested. DAMA satellite technology provides an economical secondary connection because the satellite pool of trunk lines can be quickly applied to any of the primary terrestrial routes. The DAMA network's ability to reach many different destinations offers a competitive advantage to a DAMA operator whose business is selling wholesale minutes of long distance service to national or regional carriers.

           - PUBLIC NETWORK "LOCAL LOOP" SUBSCRIBER SERVICE PROVIDERS. Subscriber services differ from the carrier services in that there is a local loop interface between the DAMA satellite switch and a subscriber telephone. This allows a subscriber with a small VSAT terminal to connect directly into the public switched telephone network by using a single dial-tone to call to other satellite subscribers or to terrestrial phones through national (and/or international) switches. While the Company believes the local loop subscriber service has, by far, the greatest potential market volume for equipment manufacturers and also represents the greatest opportunity for service providers, there are numerous technical, regulatory and business management hurdles to implementing this service.

      COMMERCIAL PRODUCTS

      STARWIRE(TM) is a satellite networking system consisting of two major elements, a network control system and a subscriber terminal. The network control system sends and receives messages over the satellite, while the subscriber terminal switches all user interface ports (voice and data) individually and connects them call-by-call to an available satellite modem. StarWire(TM) provides toll-quality voice circuits on a demand basis, efficiently sharing satellite resources and thereby reducing costs to the end-user and the network service provider.

      StarWire(TM) products include:

           - AURORA TERMINAL is a ten slot rack mountable chassis configured with one VMM-101 and one TIM-201 (described below). The terminal is expandable to six user traffic channels by inserting additional VMM modems and TIM modules. Expansion beyond six channels is possible by using additional Aurora chassis with VMM modems and TIM modules installed.

           - VMM-101 is a DAMA modem module designed for the Aurora. The VMM-101 is a single modem used for both user-data transmission and order-wire control channels.

           - TIM-201 is a dual channel voice encoder/decoder module designed for the Aurora. The TIM-201 has a fax modem on board, along with an integrated echo canceller.

           - TMC-101 is a terminal monitor and control card designed for the Aurora. The "EIP" version has an integrated LAN Ethernet port and supports multiple daughter-cards for data communications and additional external equipment control support.

           - STARWIRE(TM) NETWORK CONTROL TERMINAL (NCT) is a ten slot rack mountable Aurora chassis with one Network Control Computer (NCC) interface card and two VMM-101 modems (operating as DAMA system control channel modems).

           - STARWIRE(TM) DAMA NETWORK CONTROL SOFTWARE (NCS) provides the real-time network control and monitoring functions of the StarWire(TM) DAMA networking system. The NCS software acts as a switch to route calls through the network. In addition, the StarWire(TM) NCS monitors all aspects of system operation as well as collecting historical information about calls and maintaining detailed call records for billing purposes.

           - STARWIRE(TM) NETWORK CONTROL COMPUTER (NCC) is computing and networking equipment designed to support the operation of the NCS software. The non-redundant configuration (NCC-100) provides for one operator workstation/server, Ethernet interface, Windows NT(TM) operating system and back-up media. The redundant configuration (NCC-200) provides two operator workstations/servers, Ethernet adapter cards, Windows NT(TM) operating system and back-up media.

           - EXTERNAL DEVICE INTERFACE DRIVER (EDID) supports third party modem and RF terminal equipment.

      COMMERCIAL CUSTOMERS

      The Company is in the early stages of establishing sales for its StarWire(TM) commercial DAMA product. Activities to date have primarily focused on establishing distribution agreements with "in-country" service providers, distributors and original equipment manufacturers ("OEMs"). The Company also has delivered several test versions of the StarWire(TM) product for customer evaluation and demonstration purposes. The Company's commercial sales accounted for approximately 3% of sales for the year ended March 31, 1997.
The Company's major customers in the commercial DAMA market include:

           - HUTCHISON TELECOMMUNICATIONS -- ViaSat and Hutchison Telecommunications have entered into a contract for intranational and international carrier satellite telephony equipment. The contract also provides for advanced digital data capabilities for public and private networks. The contract was awarded after competition from many other DAMA vendors. Under the terms of the contract, Hutchison Telecommunications has the right to terminate the contract and, under certain circumstances, receive liquidated damages from the Company of up to approximately $275,000, as well as other damages. See "Risk Factors -- Development Contracts."

           - HCL COMNET -- HCL Comnet, located in India, operates the largest single VSAT network in India for the national stock exchange. HCL Comnet selected ViaSat's StarWire(TM) system for HCL Comnet's DAMA private network products and services. HCL Comnet has placed an order for initial production systems.

           - SATELLITE COMMUNICATIONS SERVICES INCORPORATED ("SCSI") -- SCSI has inaugurated a network serving the International Civil Aviation Organization, an agency of the United Nations that is responsible for worldwide air traffic control. This network uses Starwire(TM) terminals to establish voice, data, and radar communications among air traffic control sites in the Caribbean and Central America.

           - AT&T TRIDOM -- The Company believes AT&T Tridom has the third largest VSAT revenues (counting equipment and services) in the United States. AT&T Tridom selected ViaSat as the private label manufacturer of an AT&T Tridom "Clearlink"-labeled DAMA VSAT product through competitive bids. AT&T Tridom has taken delivery of two test systems, one of which is installed at a customer site in Indonesia.

           - ViaSat also has executed distribution agreements and purchase contracts with companies operating VSAT networks in Mexico, the Caribbean, Africa, South America and other regions.

RESEARCH AND DEVELOPMENT

      The Company believes that its future success depends on its ability to adapt to the rapidly changing satellite communications and related real-time signal processing and networking software environment, and to continue to meet its customers' needs. Therefore, the continued timely development and introduction of new products is essential in maintaining its competitive position. The Company develops most of its products in-house and currently has a research and development staff which includes over 160 engineers. A significant portion of the Company's research and development efforts in the defense industry have generally been conducted in direct response to the specific requirements of a customer's order and, accordingly, such amounts are included in the cost of sales when incurred and the related funding (which includes a profit component) is included in net revenues at such time. Revenues for funded research and development during the fiscal years ended March 31, 1997, 1996 and 1995 were approximately $21.3 million, $19.5 million, and $20.7 million, respectively. In addition, the Company invested $5.1 million, $2.8 million and $788,000, respectively, during the fiscal years ended March 31, 1997, 1996 and 1995 on independent research and development, which is not directly funded by a third party. Funded research and development contains a profit component and is therefore not directly comparable to independent research and development. As a government contractor, the Company also is able to recover a portion of its independent research and development expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs, pursuant to its government contracts.

      The Company has benefited and continues to benefit from the Small Business Innovation Research ("SBIR") program, through which the government provides research and development funding for companies with fewer than 500 employees. While the Company has already harvested significant benefits from the SBIR program throughout the initial developmental stages of its core technology base, the Company believes that its business, financial condition and results of operations would not be materially adversely affected if the Company were to lose its SBIR funding status. The Company plans to leverage from this technology base to further develop products for commercial applications.

MANUFACTURING

      The Company's manufacturing objective is to produce products that conform to its specifications at the lowest possible manufacturing cost. The Company is engaged in an effort to increase the standardization of its manufacturing process in order to permit it to more fully utilize contract manufacturers. As part of its program to reduce the cost of its manufacturing and to support an increase in the volume of orders, the Company primarily utilizes contract manufacturers in its manufacturing process. The Company conducts extensive testing and quality control procedures for all products before they are delivered to customers.

      The Company also relies on outside vendors to manufacture certain components and subassemblies used in the production of the Company's products. Certain components, subassemblies and services necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. In particular, Texas Instruments is a sole source supplier of digital signal processing chips, which are critical components used by the Company in substantially all of its products. The Company intends to reserve its limited internal manufacturing capacity for new products and products manufactured in accordance with a customer's custom specifications or expected delivery schedule. Therefore, the Company's internal manufacturing capability for standard products has been, and is expected to continue to be, very limited, and the Company intends to rely on contract manufacturers for large scale manufacturing. There can be no assurance that the Company's internal manufacturing capacity and that of its contract manufacturers and suppliers will be sufficient to fulfill the Company's orders in a timely manner. Failure to manufacture, assemble and deliver products and meet customer demands on a timely and cost effective basis could damage relationships with customers and have a material adverse effect on the Company's business, financial condition and operating results.

SALES AND MARKETING

      The Company markets its products to the DOD and to commercial customers worldwide primarily through the Company's internal sales and marketing staff of nine people. After the Company has identified key potential customers in its market segments, the Company makes sales calls with its sales, management and engineering personnel. Many of the companies entering the wireless communications markets possess expertise in digital processing and wired systems but relatively little experience in DAMA wireless transmission. In order to promote widespread acceptance of its products and provide customers with support for their wireless transmission needs, the Company's sales and engineering teams work closely with its customers to develop tailored solutions to their wireless transmission needs. The Company believes that its customer engineering support provides it with a key competitive advantage.

      During the fiscal year ended March 31, 1997 ViaSat sold products to approximately 50 customers of which DOD contracts accounted for approximately 97.0% of total revenues.

BACKLOG

      At March 31, 1997, the Company had firm backlog of $78.4 million, of which $67.6 million was funded, not including options of $24.9 million. Of the $78.4 million in firm backlog, approximately $46.7 million is expected to be delivered in the fiscal year ending March 31, 1998, $13.2 million is expected to be delivered in the fiscal year ending March 31, 1999 and the balance is expected to be delivered in the fiscal year ending March 31, 2000 and thereafter. The Company had firm backlog of $28.7 million, not including options of $28.0 million, at March 31, 1996, compared to firm backlog of $31.7 million, not including options of $27.3 million, at March 31, 1995. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A majority of the Company's backlog scheduled for delivery can be terminated at the convenience of the government since orders are often made substantially in advance of delivery, and the Company's contracts typically provide that orders may be terminated with limited or no penalties. In addition, purchase orders may set forth product specifications that would require the Company to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the related purchase order.

      The backlog amounts as presented are comprised of funded and unfunded components. Funded backlog represents the sum of contract amounts for which funds have been specifically obligated by customers to contracts. Unfunded backlog represents future contract or option amounts that customers may obligate over the specified contract performance periods. The Company's customers allocate funds for expenditures on long-term contracts on a periodic basis. The Company is committed to produce products under its contracts to the extent funds are provided. The funded component of the Company's backlog at March 31, 1997 was approximately $67.6 million, and the funded components of the Company's backlog at March 31, 1996 and 1995 were $26.3 million and $29.6 million, respectively. The ability of the Company to realize revenues from government contracts in backlog is dependent upon adequate funding for such contracts. Although funding of its government contracts is not within the Company's control, the Company's experience indicates that actual contract fundings have ultimately been approximately equal to the aggregate amounts of the contracts.

GOVERNMENT CONTRACTS

      A substantial portion of the Company's revenues are derived from contracts and subcontracts with the DOD and other federal government agencies. Many of the Company's contracts are competitively bid and awarded on the basis of technical merit, personnel qualifications, experience and price. The Company also receives some contract awards involving special technical capabilities on a negotiated, noncompetitive basis due to the Company's unique technical capabilities in special areas. Future revenues and income of the Company could be materially affected by changes in procurement policies, a reduction in expenditures for the products and services provided by the Company, and other risks generally associated with federal government contracts. See "Risk Factors -- Dependence on Defense Market" and "--Government Regulations."

      The Company provides products under federal government contracts that usually require performance over a period of one to five years. Long-term contracts may be conditioned upon continued availability of Congressional appropriations. Variances between anticipated budget and Congressional appropriations may result in a delay, reduction or termination of such contracts. Contractors often experience revenue uncertainties with respect to available contract funding during the first quarter of the government's fiscal year beginning October 1, until differences between budget requests and appropriations are resolved.

      The Company's federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs (to the extent allowable, allocable and reasonable under Federal Acquisition Regulations) and for payment of a fee. The fee may be either fixed by the contract (cost-plus-fixed fee) or variable, based upon cost control, quality, delivery and the customer's subjective evaluation of the work (cost-plus-award fee). Under time-and-materials contracts, the Company receives a fixed amount by labor category for services performed and is reimbursed (without fee) for the cost of materials purchased to perform the contract. Under a fixed-price contract, the Company agrees to perform certain work for a fixed price and, accordingly, realizes the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. Contract revenues for the fiscal year ended March 31, 1997 were approximately

30.7% from cost-reimbursement contracts, approximately 6.0% from time-and-materials contracts and approximately 63.3% from fixed-price contracts. See "Risk Factors -- Contract Profit Exposure."

      The Company's allowable federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency. Audits may result in non-reimbursement of some contract costs and fees. While the government reserves the right to conduct further audits, audits conducted for periods through fiscal 1994 have resulted in no material cost recovery disallowances for the Company.

      The Company's federal government contracts may be terminated, in whole or in part, at the convenience of the government. If a termination for convenience occurs, the government generally is obligated to pay the cost incurred by the Company under the contract plus a pro rata fee based upon the work completed. When the Company participates as a subcontractor, the Company is at risk if the prime contractor does not perform its contract. Similarly, when the Company as a prime contractor employs subcontractors, the Company is at risk if a subcontractor does not perform its subcontract.

      Some of the Company's federal government contracts contain options which are exercisable at the discretion of the customer. An option may extend the period of performance for one or more years for additional consideration on terms and conditions similar to those contained in the original contract. An option may also increase the level of effort and assign new tasks to the Company. In the Company's experience, options are usually exercised.

      The Company's eligibility to perform under its federal government contracts requires the Company to maintain adequate security measures. The Company has implemented security procedures which it believes are adequate to satisfy the requirements of its federal government contracts.

GOVERNMENT REGULATIONS

      Certain of the Company's products are incorporated into wireless telecommunications systems that are subject to regulation domestically by the Federal Communications Commission and internationally by other government agencies. Although the equipment operators and not the Company are responsible for compliance with such regulations, regulatory changes, including changes in the allocation of available frequency spectrum and in the military standards which define the current networking environment, could materially adversely affect the Company's operations by restricting development efforts by the Company's customers, making current products obsolete or increasing the opportunity for additional competition. Changes in, or the failure by the Company to manufacture products in compliance with, applicable domestic and international regulations could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the increasing demand for wireless telecommunications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation and deliberation over competing technologies. The delays inherent in this governmental approval process have in the past caused and may in the future cause the cancellation, postponement or rescheduling of the installation of communication systems by the Company's customers, which in turn may have a material adverse effect on the sale of products by the Company to such customers.

      The Company is also subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The failure to comply with current or future regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing processes or cessation of operations. To date, these regulations have not had a material effect on the Company, as the Company has neither incurred significant costs to maintain compliance nor to remedy past noncompliance.

      The Company believes that it operates its business in material compliance with applicable government regulations. The Company is not aware of any pending legislation which if enacted could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

      The markets for the Company's products and services are extremely competitive, and the Company expects that competition will increase in such markets. See "Risk Factors -- Competition." The Company faces intense competition in both government and commercial wireless networking markets.

      Government DAMA Competition. Competition in the government DAMA market consists primarily of other companies offering DAMA capable modem, radio or network control equipment that is compatible with the open MIL-STD protocols. The government DAMA competitors are significantly larger companies than ViaSat and include Titan Corporation, Rockwell International, Raytheon Corporation and GEC (UK). The Company believes that it is well-positioned among these competitors because of its significant backlog of DAMA modem orders, its market lead time with respect to DAMA product certification and its participation in both the network control and subscriber terminal markets.

      Government Non-DAMA Competition. There is also intense competition in other wireless networking markets. The JTIDS market, in particular, is dominated by two very large competitors (Rockwell and GEC- Marconi).

      The Company's simulation and test equipment and information security products represent relatively new technologies in markets that are still small. Most of the Company's competition in these markets stems from alternative technologies that may or may not be applicable to any particular customer.

      Commercial DAMA Competition. There is intense competition in the commercial DAMA market from companies that have strong positions in the TDM/TDMA VSAT business, as well as from other companies that seek to enter the VSAT market using DAMA technology. Most of the leading TDM/TDMA VSAT companies are offering DAMA products, including Hughes Network Systems, an affiliate of Hughes Defense Communications (see "Risk Factors -- Dependence on Defense Market"), Scientific Atlanta Inc., Gilat Satellite Networks Ltd., STM Wireless Inc. and NEC. In addition, there are also other types of competing DAMA technologies being developed.

      AT&T Tridom, which is one of the largest VSAT equipment and service providers and which offers TDM/TDMA products, has entered into a strategic alliance with the Company to sell the Company's products under an OEM agreement. The Company believes that this may allow it to compete for customers seeking hybrid TDM/TDMA and DAMA VSAT solutions.

      In different situations, DAMA products may be evaluated in comparison with either TDM/TDMA technology, DAMA technology from other companies, dedicated SCPC technology, mobile satellite technology or possibly terrestrial wireless solutions. The Company believes that it has a good understanding of those situations where DAMA systems in general, and its technology in particular, offer the best overall value to its customers, and tends to focus its marketing and selling efforts on those applications. DAMA technology is most attractive for customers with telephone, fax or other circuit-oriented applications. DAMA technology also allows networks to achieve much higher total capacity, with better voice quality than TDM/TDMA networks.

      The Company seeks to establish strategic alliances with satellite service providers which would most benefit from its particular technological advantages. The Company has established such relationships with a few key companies, including HCL Comnet in India. The Company believes that its products offer the lowest total cost of ownership for service providers considering the flexibility of its equipment, its transponder capacity advantages and the breadth of its service offerings.

INTELLECTUAL PROPERTY

      The Company relies on a combination of trade secrets, copyrights, trademarks, service marks and contractual rights to protect its intellectual property. The Company attempts to protect its trade secrets and other proprietary information through agreements with its customers, suppliers, employees and consultants, and through other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

      While the Company's ability to compete may be affected by its ability to protect its intellectual property, the Company believes that, because of the rapid pace of technological change in the wireless personal communications industry, its technical expertise and ability to introduce new products on a timely basis will be more important in maintaining its competitive position than protection of its intellectual property and that patent, trade secret and copyright protections are important but must be supported by other factors such as the expanding knowledge, ability and experience of the Company's personnel, new product introductions and frequent product enhancements. Although the Company continues to implement protective measures and intends to defend vigorously its intellectual property rights, there can be no assurance that these measures will be successful. See "Risk Factors -- Limited Protection of the Company's Intellectual Property."

      There can be no assurance that third parties will not assert claims against the Company with respect to existing and future products. In the event of litigation to determine the validity of any third party's claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. The wireless communications industry has been subject to frequent litigation regarding patent and other intellectual property rights. Leading companies and organizations in the industry have numerous patents that protect their intellectual property rights in these areas. In the event of an adverse result of any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such license would be available on commercially reasonable terms.

EMPLOYEES

      As of March 31, 1997, the Company had 275 employees (12 of which were temporary employees), including over 160 in research and development, nine in marketing and sales, 42 in production, and 60 in corporate, administration and production coordination. The Company believes that its future prospects will depend, in part, on its ability to continue to attract and retain skilled engineering, marketing and management personnel, who are in great demand. In particular, there is a limited supply of highly qualified engineers with appropriate experience. See "Risk Factors -- Dependence on Key Personnel." Each of the Company's employees is required to sign an Invention and Confidential Disclosure Agreement upon joining the Company. Under such agreement, each employee agrees that any inventions developed by such employee during the term of employment are the exclusive property of the Company and that such employee will not disclose or use in any way information related to the Company's business or products, either during the term of such employee's employment or at any time thereafter. The Company currently employs over 160 engineers, including 71 engineers who have masters degrees and seven engineers who have doctorate degrees. None of the Company's employees are covered by a collective bargaining agreement and the Company has never experienced any strike or work stoppage. The Company believes that its relations with its employees are good.

RISK FACTORS

      DEPENDENCE ON DEFENSE MARKET

      Over 95% of the Company's revenues for the fiscal year ended March 31, 1997 were derived from U.S. government defense applications. Although the Company has invested heavily in developing commercial satellite products, there can be no assurance that the percentage of the Company's commercial business will increase. In addition, there can be no assurance that the Company's revenues from its government business will continue to increase at historical rates or at all. U.S. government business is subject to various risks including
(i) unpredictable contract or project terminations, reductions in funds available for the Company's projects due to government policy changes, budget cuts and contract adjustments and penalties arising from post-award contract audits, and incurred cost audits in which the value of the contract may be reduced, (ii) risks of underestimating ultimate costs, particularly with respect to software and hardware development, for work performed pursuant to fixed-price contracts where the Company commits to achieve specified deliveries for a predetermined fixed price, (iii) limited profitability from cost-reimbursement contracts under which the amount of profit attainable is limited to a specified negotiated amount and
(iv) unpredictable timing of cash collections of certain unbilled receivables as they may be subject to acceptance of contract deliverables by the customer and contract close-out procedures, including government approval of final indirect rates. See "Business -- Government Contracts." In addition, substantially all of the Company's backlog scheduled for delivery can be terminated at the convenience of the government since orders are often made well in advance of delivery, and the Company's contracts typically provide that orders may be terminated with limited or no penalties. See "Business -- Backlog."

      Certain of the Company's contracts individually contribute a significant percentage of the Company's revenues. For the fiscal year ended March 31, 1997, the Company's largest contracts (by revenues) were contracts related to the Company's UHF DAMA technology, which generated approximately 68.8% of the Company's total revenues, including a contract with Hughes Defense Communications which generated approximately 23.9% of the Company's total revenues. In March 1997 the Company was awarded an option under this contract valued at $20.9 million. Scheduled deliveries pursuant to firm purchase orders under this contract are scheduled to be completed during the fiscal year ending March 31, 2000. Hughes Defense Communications is an affiliate of Hughes Network Systems (HNS), which is the Company's principal competitor in the commercial DAMA market. See "Business -- Competition." The Company's five largest contracts (by revenues) generated approximately 57.6% of the Company's total revenues for the fiscal year ended March 31, 1997. The Company expects revenues to continue to be concentrated in a relatively small number of large U.S. government contracts. Termination or disruption of such contracts, especially the Company's largest contract, or the Company's inability to renew or replace such contracts when they expire, could have a material adverse effect on the Company's business, financial condition and results of operations.

PENETRATION OF COMMERCIAL MARKETS; NEW PRODUCT INTRODUCTIONS

      The Company's ability to grow will depend substantially on its and its customers' ability to apply its expertise and technologies to existing and emerging commercial wireless communications markets. The Company's efforts to penetrate commercial markets has resulted, and the Company anticipates that it will continue to result, in increased sales and marketing and research and development expenses. If the Company's net revenues do not correspondingly increase, the Company's business, financial condition and results of operations could be materially adversely affected. The Company's success in penetrating commercial markets also depends upon the success of new product introductions by the Company, which will be dependent upon several factors, including timely completion and introduction of new product designs, achievement of acceptable product costs, establishment of close working relationships with major customers for the design of their new wireless communications systems incorporating the Company's products and market acceptance. Sales of the Company's commercial StarWire(TM) products (see "Business -- Commercial Markets, Products and Customers -- Commercial Products") have not yet achieved profitability. The Company believes that as the market expands for the StarWire(TM) products, average production costs for such products should decrease and sales of such products should become profitable. However, there can be no assurance that the market for such products will expand or that average production costs will decrease. If the Company is unable to design, manufacture and market profitable new products for existing or emerging commercial markets, its business, financial condition and results of operations will be adversely affected. No assurance can be given that the Company's product development efforts for commercial products will be successful or that any new commercial products it develops will achieve market acceptance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Commercial Markets, Products and Customers."

DEVELOPMENT CONTRACTS

      The telecommunications industry is characterized by rapid technological change. As a result, many companies involved in the telecommunications industry, including the Company, are often parties to governmental and commercial contracts which involve development of various products. Pursuant to such contracts, the company performing the development services typically must agree to meet strict performance covenants and project milestones which there is a risk it may not be able to satisfy. Under the terms of such contracts, the failure by a company to meet such performance covenants and milestones permit the other party to terminate the contract and, under certain circumstances, recover liquidated damages or other penalties from the breaching party. The Company is currently a party to a number of such contracts with a number of customers including, but not limited to, Hutchison Telecommunications, HCL Comnet, Hughes Defense Communications and the DOD. See "Business -- Commercial Markets, Products and Customers -- Commercial Customers" and " -- Government Markets, Products and Customers -- Government Customers." In substantially all of these contracts, the Company is not currently or in the past has not been in compliance with every outstanding performance covenant and project milestone. While the Company's past experience has been that in situations where the Company has not met all performance covenants and project milestones generally the other party has not elected to terminate such contracts or seek liquidated damages from the Company, there can be no assurance that this will not occur in the future with respect to current or future contracts and that such termination or damages would not have a material adverse effect on the Company.

FLUCTUATIONS IN RESULTS OF OPERATIONS

      The Company has experienced and expects to continue to experience significant fluctuations in quarterly and annual revenues, gross margins and operating results. The procurement process for most of the Company's current and potential customers is complex and lengthy, and the timing and amount of revenues is difficult to predict reliably. The Company recognizes a majority of its revenues under the percentage of completion method which requires estimates regarding costs that will be incurred over the life of a specific contract. Actual results may differ from those estimates. In such event, the Company has been and may in the future be required to adjust revenues in subsequent periods relating to revisions of prior period estimates, resulting in fluctuations in the Company's results of operations from period to period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, a single customer's order scheduled for delivery in a quarter can represent a significant portion of the Company's potential revenues for such quarter. The Company has at times failed to receive expected orders, and delivery schedules have been deferred as a result of, among other factors, changes in customer requirements or parts shortages. In fiscal 1997, approximately 23.9% of the Company's revenues were derived from one contract. Any disruption with respect to this contract could have a material adverse effect on the Company in any period where such a disruption occurs. See "Business -- Government Markets, Products and Customers -- Government Customers." As a result of the foregoing and other factors, the Company's operating results for particular periods have in the past been and may in the future be materially adversely affected by a delay, rescheduling or cancellation of even one purchase order. Moreover, purchase orders are often received and accepted substantially in advance of delivery, and the failure to reduce actual costs to the extent anticipated or an increase in anticipated costs before delivery could materially adversely affect the gross margins for such orders, and as a result, the Company's results of operations. There can be no assurance that the Company will continue to realize positive gross margins or operating results in the future, and even if so realized, there can be no assurance as to the level of such gross margins and operating results.

      A large portion of the Company's expenses are fixed and difficult to reduce should revenues not meet the Company's expectations, thus magnifying the material adverse effect of any revenue shortfall. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer or cancel purchases of the Company's products and services, which could materially adversely affect the Company's business, financial condition and results of operations or result in fluctuations in the Company's results of operations from period to period. Additional factors that may cause the Company's revenues, gross margins and results of operations to vary significantly from period to period include mix of products and services sold; manufacturing efficiencies, costs and capacity; price discounts; market acceptance and the timing of availability of new products by the Company or its customers; usage of different distribution and sales channels; warranty and customer support expenses; customization of products and services; and general economic and political conditions. In addition, the Company's results of operations are influenced by competitive factors, including the pricing and availability of, and demand for, competitive products. All of the above factors are difficult for the Company to forecast, and these and other factors could materially adversely affect the Company's business, financial condition and results of operations or result in fluctuations in the Company's results of operations from period to period. As a result, the Company believes that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CONTRACT PROFIT EXPOSURE

      The Company's products and services are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Approximately 63.3% of the Company's total revenues for the fiscal year ended March 31, 1997, were derived from fixed-price contracts which require the Company to provide products and services under a contract at a stipulated price. The Company derived approximately 6.0% of its revenues during the year from time-and-materials contracts which reimburse the Company for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services. The remaining 30.7% of the Company's revenues for the fiscal year ended March 31, 1997 were derived from cost-reimbursement contracts under which the Company is reimbursed for actual costs incurred in performing the contract to the extent that such costs are within the contract ceiling and allowable, allocable and reasonable under the terms of the contract, plus a fee or profit. See "Business -- Government Contracts."

      The Company assumes greater financial risk on fixed-price contracts than on either time-and-materials or cost-reimbursement contracts. As the Company increases its manufacturing business, it believes that an increasing percentage of its contracts will be fixed-priced. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the Company's profit or cause a loss. In addition, greater risks are involved under time-and-materials contracts than under cost-reimbursement contracts because the Company assumes the responsibility for the delivery of specified products or services at a fixed hourly rate. Although management believes that it adequately estimates costs for fixed-price and time-and-materials contracts, no assurance can be given that such estimates are adequate or that losses on fixed-price and time-and-materials contracts will not occur in the future.

      To compete successfully for business, the Company must satisfy client requirements at competitive rates. Although the Company continually attempts to lower its costs, there are other companies that may provide the same or similar products or services at comparable or lower prices than the Company. There can be no assurance that the Company will be able to compete effectively on pricing or other requirements, and as a result, the Company could lose clients or be unable to maintain historic gross margin levels or to operate profitably. See "Business -- Competition."

DECLINING AVERAGE SELLING PRICES; FLUCTUATIONS IN GROSS MARGINS

      Average selling prices for the Company's products may fluctuate from period to period due to a number of factors, including product mix, competition and unit volumes. In particular, the average selling prices of a specific product tend to decrease over that product's life. To offset such decreases, the Company intends to rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and therefore can be sold at higher average selling prices. However, there can be no assurance that the Company will be able to obtain any such yield improvements or cost reductions or introduce any such new products in the future. To the extent that such cost reductions and new product introductions do not occur in a timely manner or the Company's or its customers' products do not achieve market acceptance, the Company's business, financial condition and results of operations could be materially adversely affected. See "Business -- Manufacturing."

      The Company's gross margins in any period are affected by a number of different factors. Because of the different gross margins on various products, changes in product mix can impact gross margins in any particular period. In addition, in the event that the Company is not able to adequately respond to pricing pressures, the Company's current customers may decrease, postpone or cancel current or planned orders, and the Company may not be able to secure new customers or orders. As a result, the Company may not be able to achieve desired production volumes or gross margins.

GOVERNMENT REGULATIONS

      The Company's products are incorporated into wireless communications systems that are subject to various government regulations. Regulatory changes, including changes in the allocation of available frequency spectrum and in the military standards and specifications which define the current satellite networking environment, could significantly impact the Company's operations by restricting development efforts by the Company's customers, making current products obsolete or increasing the opportunity for additional competition. There can be no assurance that regulatory bodies will not promulgate new regulations that could have a material adverse effect on the Company's business, financial condition and results of operations. Changes in, or the failure by the Company to comply with, applicable domestic and international regulations could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products and services, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process have caused and may continue to cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company's customers, which in turn may have a material adverse effect on the sale of products by the Company to such customers. See "Business -- Government Regulations."

      The Company has benefitted and continues to benefit from the SBIR program, through which the government provides research and development funding for companies with fewer than 500 employees. While the Company has already harvested significant benefits from the SBIR program throughout the initial developmental stages of its core technology base, the Company believes that its business, financial condition and results of operations would not be materially adversely affected if the Company were to lose its SBIR funding status. See "Business -- Research and Development."

EMERGING MARKETS IN WIRELESS COMMUNICATIONS

      A number of the commercial markets for the Company's products in the wireless communications area, including its DAMA products, have only recently begun to develop. Because these markets are relatively new, it is difficult to predict the rate at which these markets will grow, if at all. If the markets for the Company's products in the commercial wireless communications area fail to grow, or grow more slowly than anticipated, the Company's business, financial condition and results of operations could be materially adversely affected. Conversely, to the extent that growth in these markets results in capacity limitations in the wireless communications area, the Company's business, financial condition and results of operations could also be materially adversely affected. See "Business -- Commercial Markets, Products and Customers."

RURAL TELEPHONY MARKET

      The Company's strategy includes focusing on establishing rural telephony networking infrastructure for developing countries through strategic alliances with regional and local service providers (see "Business -- Strategy -- Address Rural Telephony Market"). There can be no assurance that a substantial market for rural telephony equipment in developing countries will ever develop, or if such a market does develop that fixed-site DAMA VSAT-based equipment will capture a significant portion of that market. The Company's ability to penetrate such markets will be dependent upon its ability to develop equipment and software which can be utilized by the regional and local service providers to develop and implement such infrastructure and for such service providers to market and sell the use of such systems. Furthermore, there can be no assurance that the regional and local service providers will be able to successfully market subscriber terminals to rural subscribers. The development and implementation of such rural telephony systems will be dependent upon, among other things, the continued development of the necessary hardware and software technologies (including the necessary expenditures of a large amount of funds and resources), the implementation of cost-effective systems, market acceptance for such systems and approval by the appropriate regulatory agencies. There can be no assurance that the Company will be able to develop equipment and software which can be utilized in such rural telephony systems and accepted by regional and local service providers or that any regional or local service providers will be able to develop, implement and market rural telephony systems. Furthermore, if the Company successfully introduces such products and the regional and local service providers successfully develop and implement such systems, there is no assurance that the Company will generate enough revenues to cover the Company expenditures in the development and marketing of such products. Even if the Company is able to realize sales of such products, the Company believes it is not likely that the Company will realize any significant revenues from rural telephony applications any time in the foreseeable future, including at least the next two years.

DEPENDENCE ON CONTRACT MANUFACTURERS; RELIANCE ON SOLE OR
LIMITED SOURCES OF SUPPLY

      The Company's internal manufacturing capacity is limited. The Company has recently begun to utilize contract manufacturers to produce its products and expects to rely increasingly on such manufacturers in the future. The Company also relies on outside vendors to manufacture certain components and subassemblies, including printed wiring boards. Certain components, subassemblies and services necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. In particular, Texas Instruments is a sole source supplier of digital signal processing chips, which are critical components used by the Company in substantially all of its products. There can be no assurance that the Company's internal manufacturing capacity and that of its contract manufacturers and suppliers will be sufficient to timely fulfill the Company's orders. See "Business -- Manufacturing."

      The Company's reliance on contract manufacturers and on sole suppliers or a limited group of suppliers involves several risks, including a potential inability to obtain an adequate supply of required components, and reduced control over the price, timely delivery, reliability and quality of finished products. From time to time, the Company enters into long-term supply agreements with its manufacturers and suppliers. Manufacture of the Company's products and certain of its components and subassemblies is an extremely complex process, and the Company has from time to time experienced and may in the future experience delays in the delivery of and quality problems with products and certain components and subassemblies from vendors. Certain of the Company's suppliers have relatively limited financial and other resources. Any inability to obtain timely deliveries of components and subassemblies of acceptable quality or any other circumstance that would require the Company to seek alternative sources of supply, or to manufacture its finished products or such components and subassemblies internally, could delay or prevent the Company from timely delivery of its systems or raise issues regarding quality, which could damage relationships with current or prospective customers and have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

      The markets for the Company's products and services are extremely competitive, and the Company expects that competition will increase in such markets. Many of the Company's competitors have entrenched market positions, established patents, copyrights, tradenames, trademarks, service marks and intellectual property rights and substantial technological capabilities. The Company's existing and potential competitors include large and emerging domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than the Company. The Company believes that its ability to compete successfully in the markets for its products and services depends upon a number of factors within and outside its control, including price, quality, availability, product performance and features, timing of new product introductions by the Company, its customers and competitors, and customer service and technical support. The Company's customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with the Company at any time. Price competition in the markets in which the Company currently competes is likely to increase, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Competition."

LIMITED PROTECTION OF THE COMPANY'S INTELLECTUAL PROPERTY

      The Company's ability to compete may depend, in part, on its ability to obtain and enforce intellectual property protection for its technology in the United States and internationally. The Company relies on a combination of trade secrets, copyrights, trademarks, service marks and contractual rights to protect its intellectual property. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation or impede third party development of the Company's technology. In addition, the laws of certain foreign countries in which the Company's products are or may be sold do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Intellectual Property."

      Litigation may be necessary to protect the Company's intellectual property rights and trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will not be asserted against the Company in the future. If any claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. In addition, should the Company decide to litigate such claims, such litigation could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of the litigation. If the Company's products are found to infringe upon the rights of third parties, the Company may be forced to incur substantial costs to develop alternative products. There can be no assurance that the Company would be able to develop such alternative products or that if such alternative products were developed, they would perform as required or be accepted in the applicable markets.

REQUIREMENT FOR RESPONSE TO RAPID TECHNOLOGICAL CHANGE AND REQUIREMENT FOR FREQUENT NEW PRODUCT INTRODUCTIONS

      The wireless communications market is subject to rapid technological change, frequent new product introductions and enhancements, product obsolescence and changes in end-user requirements. The Company's ability to be competitive in this market will depend in significant part upon its ability to successfully develop, introduce and sell new products and enhancements on a timely and cost-effective basis that respond to changing customer requirements. Any success of the Company in developing new and enhanced products will depend upon a variety of factors, including new product selection, integration of the various elements of its complex technology, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes and its cost reduction efforts, development and completion of related software tools, product performance, quality and reliability and development of competitive products by competitors. The Company may experience delays from time to time in completing development and introduction of new products. Moreover, there can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancements. There can be no assurance that errors will not be found in the Company's products after commencement of deliveries, which could result in the loss of or delay in market acceptance. The inability of the Company to introduce in a timely manner new products that achieve market acceptance and thereby contribute to revenues could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Research and Development."

INTERNATIONAL OPERATIONS; RISKS OF DOING BUSINESS IN DEVELOPING COUNTRIES

      The Company anticipates that international sales will account for an increasing percentage of its revenues for the foreseeable future. The Company's international sales may be denominated in foreign or U.S. currencies. The Company does not currently engage in foreign currency hedging transactions. As a result, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. With respect to the Company's international sales that are

U.S. dollar-denominated, such a decrease could make the Company's products less price-competitive. Additional risks inherent in the Company's international business activities include various and changing regulatory requirements, cost and risks of localizing systems in foreign countries, increased sales and marketing and research and development expenses, availability of suitable export financing, timing and availability of export licenses, tariffs and other trade barriers, political and economic instability, difficulties in staffing and managing foreign operations, difficulties in managing distributors, potentially adverse taxes, complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. Certain of the Company's customer purchase agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

VIABLE PUBLIC MARKET; POSSIBLE VOLATILITY OF STOCK PRICE

      The Company's Common Stock has traded on a public market for a relatively short period of time, and there can be no assurance that a viable public market for the Common Stock will be sustained. The Company believes that factors such as announcements of developments related to the Company's business, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in the Company's relationships with its customers, partners, distributors and suppliers, changes in analysts' estimates, regulatory developments, fluctuations in results of operations and general conditions in the Company's market or the markets served by the Company's customers or the economy could cause the price of the Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and technology companies in particular have been subject to significant price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Common Stock. There can be no assurance that the market price of the Common Stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

CONTROL BY EXISTING STOCKHOLDERS

      As of March 31, 1997, members of the Board of Directors and the executive officers of the Company, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially owned approximately 36.7% of the outstanding shares of the Company's Common Stock. Accordingly, these stockholders may be able to elect all members of the Company's Board of Directors and determine the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. This level of ownership may have a significant effect in delaying, deferring preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of the Common Stock.

ANTI-TAKEOVER EFFECTS OF CERTAIN CHARTER PROVISIONS

      Certain provisions of the Company's Amended and Restated Certificate of Incorporation and Bylaws could discourage potential acquisition proposals, could delay or prevent a change in control of the Company and could make removal of management more difficult. Such provisions could diminish the opportunities for a stockholder to participate in tender offers, including tender offers that are priced above the then current market value of the Company's Common Stock. The provisions also may inhibit increases in the market price of the Common Stock that could result from takeover attempts. Additionally, the Board of Directors of the Company, without further stockholder approval, may issue up to 5,000,000 shares of Preferred Stock, in one or more series, with such terms as the Board of Directors may determine, including rights such as voting, dividend and conversion rights which could adversely affect the voting power and other rights of the holders of Common Stock. Preferred Stock may be issued quickly with terms which delay or prevent the change in control of the Company or make removal of management more difficult. Also, the issuance of Preferred Stock may have the effect of decreasing the market price of the Common Stock.

DEPENDENCE ON KEY PERSONNEL

      The Company's future success depends in large part on the continued service of its key technical, marketing and management personnel and on its ability to continue to attract and retain qualified employees, particularly its Chief Executive Officer, Mark D. Dankberg, and those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not have employment agreements with any of its officers or employees. The Company has obtained, however, a key man insurance policy on the life of Mr. Dankberg in the amount of $500,000, of which the Company is the sole beneficiary. See "Business -- Employees."

ITEM 2. PROPERTIES

      The Company's headquarters are located in an approximately 37,000 square foot leased facility in Carlsbad, California. This facility houses the Company's management, marketing and sales personnel. The lease for this facility terminates in November 1998. The Company also leases another facility in Carlsbad, California containing approximately 49,000 square feet for research and development, application engineering and manufacturing coordination activities. This lease terminates in July 1999 with options to renew for two additional periods of two years each. In addition, the Company leases two smaller sales facilities aggregating approximately 2,600 square feet located in Boston, Massachusetts, and Melbourne, Florida. The Boston lease terminates in May 1998 with an option to renew for one additional period of two years. The Melbourne lease terminated in March 1997 and is currently being rented on a monthly basis. Annual leasing costs of the Company totaled $781,000, $608,000 and $493,000 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively. The Company is seeking additional facilities to meet its current requirements and believes that suitable additional space will be located on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of its business which, in the opinion of the Company's management, are not individually or in the aggregate material to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended March 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "VSAT." The Common Stock was initially offered to the public on December 3, 1996 at $9.00 per share. The following table sets forth the range of high and low sales prices on the Nasdaq National Market of the Company's Common Stock for the periods indicated, as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

           FISCAL 1997                             HIGH         LOW
                                                   ----         ----
             Third Quarter (a)                    $ 9.63       $8.38
             Fourth Quarter                       $12.25       $8.75


      As of June 16, 1997, there were 179 holders of record of the Common stock.

      To date, the Company has neither declared nor paid any dividends on the Common Stock. The Company currently intends to retain all future earnings, if any, for use in the operation and development of its business and, therefore, does not expect to declare or pay any cash dividends on the Common Stock in the foreseeable future. In addition, an equipment financing agreement of the Company prohibits the payment of any cash dividends on the Company's capital stock.


____________

(a) Subsequent to December 3, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

         The following data has been derived from the Company's audited financial statements. The balance sheet at March 31, 1997 and 1996 and the related statements of income and of cash flows of the Company for the three years ended March 31, 1997 and notes thereto appear elsewhere herein. The data should be read in conjunction with the annual financial statements, related notes and other financial information appearing elsewhere herein. All amounts shown are in thousands, except per share data.


                                                               YEARS ENDED MARCH 31,
                                     ---------------------------------------------------------------
                                       1997          1996         1995          1994          1993
                                     --------     --------      --------      --------      --------
STATEMENT OF INCOME DATA:
  Revenues                           $ 47,715     $ 29,017      $ 22,341      $ 11,579      $  5,072
  Cost of revenues                     33,102       20,983        16,855         9,033         3,939
                                     --------     --------      --------      --------      --------
    Gross profit                       14,613        8,034         5,486         2,546         1,133
  Operating expenses:
    Selling, general and
      administrative                    4,752        3,400         2,416         1,554           740
    Independent research and
      development                       5,087        2,820           788           134            59
                                     --------     --------      --------      --------      --------
  Income from operations                4,774        1,814         2,282           858           334
  Net interest income (expense)           100         (231)          (87)          (45)          (17)
                                     --------     --------      --------      --------      --------
  Income before income taxes            4,874        1,583         2,195           813           317
  Provision (benefit) for income
    taxes                               1,702          (50)          888           328            93
                                     --------     --------      --------      --------      --------
  Net income                         $  3,172     $  1,633      $  1,307      $    485      $    224
                                     ========     ========      ========      ========      ========

  Pro forma net income per share(1)  $   0.47     $   0.28
                                     ========     ========
  Shares used in per share
    calculations(1)                     6,702        5,876
                                     ========     ========


                                                                MARCH 31,
                                     ---------------------------------------------------------------
                                       1997         1996          1995          1994          1993
                                     --------     --------      --------      --------      --------
BALANCE SHEET DATA:
  Cash and cash equivalents           $12,673      $ 2,297       $ 2,731      $     9        $    75
  Working capital                      20,406        4,651         2,808        1,486            964
  Total assets                         35,674       13,262         9,377        4,986          2,550
  Long-term debt, less current          1,428        1,747         1,220          297            124
     portion
  Total stockholders' equity           23,619        5,217         3,413        1,956          1,465


____________

(1) For an explanation of the determination of the number of shares used in computing pro forma net income per share, see Note 1 of the Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Historically, the Company's revenues have been principally derived from contracts with the DOD. The Company's DOD revenues have continued to grow significantly despite government budgetary constraints. Since 1992, such revenues have grown at a compounded annual growth rate of approximately 63%. DOD revenues amounted to $46.3 million, $28.3 million and $21.2 million for the fiscal years ended March 31, 1997, 1996 and 1995, respectively. The Company has achieved this growth rate entirely through internal growth, and not through acquisitions. See "Risk Factors -- Fluctuations in Results of Operations."

    The Company's products and services are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Approximately 63.3% and 56.3% of the Company's total revenues for the fiscal years ended March 31, 1997 and 1996, respectively, were derived from fixed-price contracts which require the Company to provide products and services under a contract at a stipulated price. The Company derived approximately 6.0% and 5.0% of its revenues during such periods from time-and-materials contracts which reimburse the Company for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services. The remaining 30.7% and 38.7% of the Company's revenues for the fiscal years ended March 31, 1997 and 1996, respectively, were derived from cost-reimbursement contracts under which the Company is reimbursed for all actual costs incurred in performing the contract to the extent that such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit. See "Risk Factors -- Contract Profit Exposure."

    As of March 31, 1997, the Company had firm backlog of $78.4 million, of which $67.6 million was funded. Of the $78.4 million in firm backlog, approximately $46.7 million is expected to be delivered in the fiscal year ending March 31, 1998, approximately $13.2 million is expected to be delivered in the fiscal year ending March 31, 1999 and the balance is expected to be delivered in the fiscal years ending March 31, 2000 and thereafter. The Company received $100.0 million in awards during the year ended March 31, 1997, consisting of $62.0 million in UHF DAMA satellite communications awards, $25.2 million in awards for the defense simulator business, $9.5 million in other defense awards and $3.3 million in commercial satellite communications awards. The Company's $78.4 million in firm backlog at March 31, 1997 excludes an additional $24.9 million of customer options. See "Business -- Backlog."

    Historically, a significant portion of the Company's revenue has been derived from research and development contracts with the DOD. The research and development efforts are conducted in direct response to the specific requirements of a customer's order and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in net revenues at such time. Revenues are recognized using the percentage of completion method on these long-term development contracts. Revenues for funded research and development during the fiscal years ended March 31, 1997, 1996 and 1995 were approximately $21.3 million, $19.5 million and $20.7 million, respectively. See "Business -- Research and Development."

    Beginning in fiscal 1995, production contracts for delivery of previously developed equipment became a more significant percentage of total revenues. Production contracts amounted to approximately 35.3%, 19.4%, and 6.5% of fiscal 1997, 1996, and 1995 total revenues, respectively.

       The Company invests in independent research and development ("IR&D"), which is not directly funded by a third party. The Company expenses IR&D costs as they are incurred. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs. IR&D expenses for governmental and commercial applications were minimal prior to fiscal 1995. In the fourth quarter of fiscal 1995, the Company began investing a significant amount of IR&D funds primarily in the development of satellite telephony and other satellite DAMA products. The Company expended 10.6% and 9.7% of revenues in IR&D during the fiscal years ended March 31, 1997 and 1996, respectively. The Company expects that IR&D expenditures will continue to increase in order to fund growth in government and commercial applications. As a government contractor, the Company is able to recover a portion of its IR&D expenses pursuant to its government contracts.


RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.


                                                FISCAL YEARS ENDED
                                                     MARCH 31,
                                           ---------------------------
                                           1997        1996       1995
                                           -----      -----      -----
Revenues                                   100.0%     100.0%     100.0%
Cost of revenues                            69.4       72.3       75.4
                                           -----      -----      -----
Gross profit                                30.6       27.7       24.6
Operating expenses:
Selling, general and administrative         10.0       11.7       10.8
Independent research and development        10.6        9.7        3.5
                                           -----      -----      -----
Income from operations                      10.0        6.3       10.3
Income before income taxes                  10.2        5.5        9.9
Net income                                   6.6        5.6        5.9


   FISCAL YEAR ENDED MARCH 31, 1997 VS. FISCAL YEAR ENDED MARCH 31, 1996

    Revenues. The Company's revenues increased 64.4% from $29.0 million in fiscal 1996 to $47.7 million in fiscal 1997. This increase was primarily due to a $13.0 million increase in revenues generated by contracts with the U.S. Air Force for UHF DAMA network control stations, and a revenue increase of $8.7 million generated by Enhanced Manpack UHF Terminal ("EMUT") DAMA modem production, offset in part by reduced activity in other product lines and the completion of certain contracts. UHF DAMA business area revenues grew from $12.4 million (42.8% of revenues) in fiscal 1996 to $32.8 million (68.8% of revenues) in fiscal 1997.

    Gross Profit. Gross profit increased 81.9% from $8.0 million (27.7% of revenues) in fiscal 1996 to $14.6 million (30.6% of revenues) in fiscal 1997. This increase primarily reflects improved contract profitability and higher prices related to the recovery of allowable IR&D costs under certain government contracts.

    Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased 39.8% from $3.4 million (11.7% of revenues) in fiscal 1996 to $4.8 million (10.0% of revenues) in fiscal 1997. The Company continued to increase administrative staff to support IR&D related to its StarWire(TM) DAMA product, increased its business development staff for defense programs, and added to finance and administrative staffing. Bid and proposal efforts increased from $1.0 million in fiscal 1996 to $1.2 million in fiscal 1997.

    Independent Research and Development. IR&D expenses increased 80.4% from $2.8 million (9.7% of revenues) in fiscal 1996 to $5.1 million (10.6% of revenues) in fiscal 1997. Expenditures on the development of the Company's StarWire(TM) DAMA product began in the last quarter of fiscal 1995 and have been steadily increasing.

    Interest Expense. Interest expense decreased 2.3% from $260,000 in fiscal 1996 to $254,000 in fiscal 1997. Total outstanding equipment loans were $2.5 million at the end of fiscal 1996 and $2.6 million at the end of fiscal 1997. There were no outstanding borrowings under the Company's line of credit at the end of each fiscal year.

    Interest Income. Interest income increased from $29,000 in fiscal 1996 to $354,000 in fiscal 1997. Interest income relates to interest earned on short-term deposits of cash.

    Provision (Benefit) for Income Taxes. The income tax benefit in fiscal 1996 was primarily attributable to the utilization of research and development credits generated during the current period and the impact of a United States Federal judicial decision which clarified the tax law related to the utilization of research and development credits generated from funded research and development. The income tax provision in fiscal 1997 was less than the combined federal and state statutory rate due to the utilization of research and development credits.

   FISCAL YEAR ENDED MARCH 31, 1996 VS. FISCAL YEAR ENDED MARCH 31, 1995

    Revenues. The Company's revenues increased 29.9% from $22.3 million in fiscal 1995 to $29.0 million in fiscal 1996. This increase reflects the growth in defense related production contracts, primarily associated with the Company's EMUT DAMA modem products, which experienced a $5.3 million increase, and Advanced Data Controller ("ADC") products, which experienced a $1.5 million increase. Revenues from production orders (compared to funded research and development) increased from $1.4 million (6.5% of revenues) in fiscal 1995 to $5.6 million (19.4% of revenues) in fiscal 1996.

    Revenues from UHF DAMA satellite communications products increased to 42.8% of revenues in fiscal 1996. This increase was due to the first EMUT DAMA modem production deliveries in the fourth quarter of 1996. UHF DAMA business area revenues grew from $7.1 million (31.7% of revenues) in fiscal 1995 to $12.4 million (42.8% of revenues) in fiscal 1996.

    Gross Profit. Gross profit increased 46.4% from $5.5 million (24.6% of revenues) in fiscal 1995 to $8.0 million (27.7% of revenues) in fiscal 1996. This increase primarily reflects higher prices related to the recovery of allowable IR&D costs under certain government contracts and improved contract profitability under certain production contracts.

    Selling, General and Administrative Expenses. SG&A expenses increased 40.7% from $2.4 million (10.8% of revenues) in fiscal 1995 to $3.4 million (11.7% of revenues) in fiscal 1996. Increased SG&A expenses were offset somewhat by the continuing revenue growth. The Company continued to increase administrative staff to support IR&D related to its StarWire(TM) DAMA product, increased its business development staff for defense programs, and added to finance and administrative staffing. Bid and proposal efforts increased from $321,000 in fiscal 1995 to $1.0 million in fiscal 1996.

    Independent Research and Development. IR&D expenses increased 257.9% from $788,000 (3.5% of revenues) in fiscal 1995 to $2.8 million (9.7% of revenues) in fiscal 1996. Expenditures on the development of the Company's StarWire(TM) DAMA product began in the last quarter of fiscal 1995 and have been steadily increasing.

    Interest Expense. Interest expense increased 128.1% from $114,000 in fiscal 1995 to $260,000 in fiscal 1996. Total outstanding equipment loans were $1.7 million at the end of fiscal 1995 and $2.5 million at the end of fiscal 1996. There were no outstanding borrowings under the Company's line of credit at the end of each fiscal year.

    Interest Income. Interest income increased 7.4% from $27,000 in fiscal 1995 to $29,000 in fiscal 1996. Interest income relates to interest earned on short-term deposits of cash.

    Provision (Benefit) for Income Taxes. The income tax provision in fiscal 1995 approximated the combined federal and state statutory rate of 40.0%. The income tax benefit in fiscal 1996 was primarily attributable to the utilization of research and development credits generated during the current period and the impact of a United States Federal judicial decision which clarified the tax law related to the utilization of research and development credits generated from funded research and development.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations to date primarily from cash flow from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. Cash (used)/provided by operating activities for the fiscal years ended March 31, 1997 and 1996 was ($1.2) million and $456,000, respectively. The relative increase in cash used for operating activities for the year ended March 31, 1997 compared to the prior year was primarily due to higher levels of accounts receivable and inventory, which was partially offset by a $1.5 million increase in net income and higher levels of accounts payable and accrued liabilities. The increase in accounts receivable, accounts payable, and accrued liabilities resulted from an increase in the Company's revenues. The growing share of revenues from production contracts led to the need to build inventory levels to support production demands. The Company anticipates that in future periods the level of inventory will be higher than historical levels.

      Cash used in investing activities for the fiscal years ended March 31, 1997 and 1996 was $3.7 million and $1.9 million, respectively. The increase was the result of purchases of property and equipment, primarily consisting of test equipment and computers.

      Cash provided by financing activities for the fiscal years ended March 31, 1997 and 1996 was $15.3 million and $1.0 million, respectively. This increase was primarily the result of $14.8 million of capital raised in the Company's initial public offering which closed in December 1996. This relative increase was offset by lower net financing provided by the Company's equipment line of credit.

      At March 31, 1997, the Company had $12.7 million in cash and cash equivalents, $20.4 million in working capital and $1.4 million in long-term debt which consists of equipment financing. The Company had a zero balance under its line of credit at March 31, 1997 and 1996.

      The Company's credit facility with Union Bank includes a $6.0 million line of credit and $4.5 million in commitments for equipment financing. The line of credit allows the Company to borrow, for general working capital purposes, the greater of $2.0 million or 80% of eligible accounts receivable plus 50% of the Company's eligible inventory. At the Company's option interest accrues either at the bank's prime rate (8.5% at March 31, 1997) or at the banks LIBOR rate plus 1.75%(7.69% at March 31, 1997). The credit facility expires on September 15, 1998. The Company is required to pay a fee equal to 0.09% of the unused portion of the line of credit on a quarterly basis.

      The equipment line consists of three loans, each of which limits borrowings to an 80.0% advance against the purchase price, net of sales tax, delivery and insurance. The first loan has been converted into a fully amortizing loan which matures on September 15, 1999. All borrowings under the second loan, which may not exceed $2.0 million, must be made before September 15, 1997, at which time all unpaid principal under such loan will be converted into a fully amortizing loan for a period of 36 months with a maturity date of September 15, 2000. All borrowings under the third loan, which may not exceed $2.5 million, must be made before September 15, 1998, at which time all unpaid principal under such loan will be converted into a fully amortizing loan for a period of 36 months with a maturity date of September 15, 2001.

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

SUMMARIZED QUARTERLY DATA (UNAUDITED)

         The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of the interim periods. Summarized quarterly data for fiscal 1997 and 1996 is as follows (in thousands, except per share data):

                                    1st Quarter      2nd Quarter   3rd Quarter     4th Quarter
                                    -----------      -----------   -----------     -----------
1997
Revenues                               $9,732          $11,850        $12,079        $14,054
Gross  profit                           2,870            3,379          3,832          4,532
Income from operations                    772              947          1,288          1,767
Net income                                478              604            853          1,237
Pro forma net income per share (1)     $  .08          $   .10        $   .13
Net income per share (1)                                                             $   .15

1996
Revenues                               $6,768          $ 7,388        $ 5,755        $ 9,106
Gross  profit                           1,938            2,108          1,713          2,275
Income from operations                    553              545            129            587
Net income                                541              503             70            519
Pro forma net income per share (1)     $  .09          $   .09        $   .01        $   .09


-------------

(1) Pro forma net income per share and net income per share computations for each quarter are independent and may not add up to the pro forma net income per share computation for the respective year. See Note 1 of Notes to the Financial Statements for an explanation of the determination of pro forma net income per share.


ITEM 8. FINANCIAL STATEMENTS

      The Company's financial statements at March 31, 1997 and 1996, and for each of the three years in the period ended March 31, 1997, and the Report of Price Waterhouse LLP, Independent Accountants, are included in this Report on pages F-1 through F-14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item will be set forth under the captions "Election of Directors" and "Executive Officers" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 1997 Annual Meeting of Stockholders (the "Proxy Statement"), which is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
(a)  Documents filed as part of the report:
     (1)           Report of Independent Accountants                        F-1
                   Balance Sheets at March 31, 1997 and 1996                F-2
                   Statements of Income for Fiscal 1997, 1996 and 1995      F-3
                   Statements of Cash Flow for Fiscal 1997, 1996 and 1995   F-4
                   Statements of Stockholders' Equity for Fiscal 1997,
                   1996 and 1995                                            F-5
                   Notes to Financial Statements                            F-6


      Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included.

     (2)   Exhibits

           EXHIBIT
           NUMBERS               DESCRIPTION OF EXHIBIT
           --------              ----------------------
             3.1    Amended and Restated Certificate of Incorporation.(1)

             3.2    Bylaws.(1)

             4.1    Form of Common Stock Certificate.(1)

            10.1    Preferred Stock Purchase Agreement, dated as of June 11,
                    1986, by and among the Company, Southern California
                    Ventures, Robert W. Johnson and Thomas A. Tisch.(1)

            10.2    Shareholders' Agreement, dated June 11, 1986, by and among
                    Southern California Ventures, Robert W. Johnson, Thomas A.
                    Tisch, the Company, Mark D. Dankberg, Steven R. Hart and
                    Mark J. Miller.(1)

            10.3 Form of Stock Restriction Agreement by and between the Company and each stockholder of the Company.(1)

            10.4 Form of Invention and Confidential Disclosure Agreement by and between the Company and each employee of the Company.(1)

            10.5    ViaSat, Inc. 1993 Stock Option Plan (the "1993 Stock Option
                    Plan").(1)

            10.6    First Amendment to the 1993 Stock Option Plan.(2)

            10.7    Form of Incentive Stock Option Agreement under the 1993
                    Stock Option Plan.(1)

            10.8    Form of Nonqualified Stock Option Agreement under the 1993
                    Stock Option Plan.(1)

            10.9    The 1996 Equity Participation Plan of ViaSat, Inc. (the
                    "1996 Equity Participation Plan").(1)

            10.10   Form of Incentive Stock Option Agreement under the 1996
                    Equity Participation Plan.(1)

            10.11   Form of Nonqualified Stock Option Agreement under the 1996
                    Equity Participation Plan.(1)

            10.12   The ViaSat, Inc. Employee Stock Purchase Plan.(1)

            10.13   ViaSat, Inc. 401(k) Profit Sharing Plan.(1)

            10.14 Loan Agreement, dated as of September 15, 1995, by and between the Company and Union Bank.(1)

            10.15   Waiver and First Amendment to Loan Agreement, dated as of
                    March 31, 1997, by and between the Company and Union
                    Bank.(2)

            10.16 Business Loan Agreement, dated as of April 5, 1994, as amended, by and between the Company and Scripps Bank.(1)

            10.17 Equipment Financing Agreement, dated April 28, 1994, by and between the Company and Heritage Leasing Capital.(1)

            10.18 Equipment Financing Agreement, dated May 13, 1994, by and between the Company and Heritage Leasing Capital.(1)

           EXHIBIT
           NUMBERS               DESCRIPTION OF EXHIBIT
           --------              ----------------------
            10.19   Equipment Financing Agreement, dated September 19, 1994, by and between the Company and Heritage Leasing Capital.(1)

            10.20 Equipment Financing Agreement, dated December 6, 1994, by and between the Company and Heritage Leasing Capital.(1)

            10.21 Sublease, dated as of August 20, 1993, by and between Whittaker Corporation and the Company (2290 Cosmos Court,
                    Carlsbad, California).(1)

            10.22   Lease Agreement, dated December 8, 1994, by and between The
                    Campus, LLC and the Company (The Campus, Carlsbad,
                    California).(1)

            10.23   Lease, dated March 21, 1995, by and between Nagog
                    Development Co. and the Company (125 Nagog Park, Acton,
                    Massachusetts).(1)

            10.24   Lease, dated March 8, 1996, by and between Harry and Wendy
                    Brandon and the Company(1900 S. Harbor City Blvd.,
                    Melbourne, Florida).(1)

            10.25 Basic Ordering Agreement, dated November 8, 1994, as amended, by and between the Company and AT&T acting through its Tridom division.(1)

            10.26 Supply & Services Contract, dated June 2, 1996, by and between HCL Comnet Systems and Services Limited and the
                    Company.(1)

            10.27 Basic Ordering Agreement Subcontract, dated March 4, 1994, by and between Magnavox Electronic Systems Company and the Company.(1)

            10.28   Purchase Order Change to Basic Ordering Agreement
                    Subcontract, dated February 25, 1997, by and between Hughes
                    Defense Communications (formerly Magnavox Electronic Systems
                    Company) and the Company.(2)

            10.29 Award/Contract, effective March 29, 1996, as amended, issued by Electronic Systems Center/MCK Air Force Materiel Command,
                    USAF to the Company.(1)

            10.30 Amendment of Award/Contract, effective February 24, 1997, issued by Electronic Systems Center/MCK Air Force Materiel
                    Command, USAF to the Company.(2)

            10.31   Award/Contract, effective October 2, 1995, issued by
                    Electronic Systems Center/MCK Air Force Materiel Command,
                    USAF to the Company.(1)

            10.32 Award/Contract, effective September 29, 1993, as amended, issued by Information Technology Acquisition Center to the Company.(1)

            10.33   Turnkey Agreement, dated August 9, 1996, by and between
                    Hutchison Corporate Access (HK) Limited and the Company.(1)

            10.34   Award/Contract, effective July 30, 1991, issued by
                    Electronic Systems Division Air Force Systems Command, USAF to the Company.(1)

            10.35 Award/Contract, effective September 27, 1993, as amended, issued by Contracting Officer Naval Research Laboratory to the Company.(1)

            10.36 Award Contract, effective September 21, 1994, as amended, issued by Technical Contract Management Office to the Company.(1)

            10.37 Fixed Price Contract, dated as of October 18, 1995, by and between the Company and Spectragraphics.(1)

            11.1    Statement re: Computation of per share earnings.(2)

            21.1    Subsidiaries.(1)

            23.1    Consent of Independent Accountants.(2)

            27.1    Financial Data Schedule.(2)

----------

 (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the "Commission") on October 1, 1996 (File No. 333-13183), as amended by Amendment No 1 filed with the Commission on November 5, 1996, Amendment No. 2 filed with the Commission on November 20, 1996, and Amendment No. 3 filed with the Commission on November 22, 1996.

(2)      Filed herewith.

(b)   REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed by the registrant during the forth quarter of the fiscal year ended March 31, 1997.

(c)   EXHIBITS

         The exhibits required by this Item are listed under Item 14(a)(2).

                           GLOSSARY OF SELECTED TERMS

DAMA..............................Demand Assigned Multiple Access. A protocol for assigning a communication channel to a user only upon request.

DOD...............................Department of Defense.

Downlink..........................A radio transmission from a satellite back down toward the earth.

EMUT..............................Enhanced Manpack UHF Terminal. A small, portable satellite terminal for DOD that operates in the UHF frequency band.

FDMA..............................Frequency Division Multiple Access. A protocol that assigns each communication channel to a different transmission frequency.

GHz...............................Giga Hertz. One billion cycles per second. A measure of frequency or bandwidth.

LEO...............................Low Earth Orbit.

Local Loop Services...............Local telephony service.

MHz...............................Mega Hertz. One million cycles per second. A measure of frequency or bandwidth.

MIL-STD...........................Military standard.

NCS...............................Network Control System. The satellite terminal and computer that manages channel
                                    assignments in a DAMA network.

Network...........................A collection of user terminals linked together by a satellite.

PSTN..............................Public Switched Telephone Network.

RF................................Radio Frequency.

SCPC..............................Single Channel Per Carrier. A signalling technique that transmits one voice or data circuit per radio channel.

SHF...............................Super High Frequency radio transmissions.

TDM...............................Time Division Multiplexing. A protocol for combining several different circuits into a single, continuous transmission.

TDMA..............................Time Division Multiple Access. A protocol for time sharing a single communication channel among a number of different users.

Transponder.......................A receiving and transmitting device on board a satellite that relays an uplink transmission from a satellite terminal back down to earth.

UHF...............................Ultra High Frequency radio transmissions.

Uplink............................A radio transmission from a satellite terminal that is sent up to a satellite.

VSAT..............................Very Small Aperture Terminal. A satellite terminal with a very small antenna. A VSAT antenna is typically considered to be less than 3.7 meters in diameter.

Wireless Local Loop ..............Wireless switched local telephony service.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 16, 1997.


                                   ViaSat, Inc.

                                   By:  /s/  MARK D. DANKBERG
                                       -----------------------------
                                        Mark D. Dankberg
                                        Chairman, President and Chief
                                        Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                     TITLE                         DATE
       ---------                     -----                         ----
 /s/  MARK D. DANKBERG        Chairman of the Board,            June 16, 1997
 ---------------------------  President and Chief
 Mark D. Dankberg             Executive Officer (Principal
                              Executive Officer)


 /s/  GREGORY D. MONAHAN      Vice President, Chief             June 16, 1997
----------------------------  Financial Officer and
Gregory D. Monahan            General Counsel (Principal
                              Financial Officer and
                              Principal Accounting
                              Officer)

 /s/  ROBERT W. JOHNSON       Director                          June 16, 1997
 ---------------------------
 Robert W. Johnson

 /s/  JEFFREY M. NASH         Director                          June 16, 1997
 ---------------------------
 Jeffrey M. Nash

 /s/  B. ALLEN LAY            Director                          June 16, 1997
 ---------------------------
 B. Allen Lay

 /s/  JAMES F. BUNKER         Director                          June 16, 1997
 ---------------------------
 James F. Bunker

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ViaSat, Inc.

In our opinion, the financial statements listed in the index appearing under item 14(a)(1) on page 37 present fairly, in all material respects, the financial position of ViaSat, Inc. at March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

San Diego, California
May 12, 1997

                                  VIASAT, INC.

                                  BALANCE SHEET


                                                                   MARCH 31,         MARCH 31,
                                                                     1997              1996
                                                                 ------------      ------------
              ASSETS

Current assets:
  Cash and cash equivalents                                      $ 12,673,000      $  2,297,000
  Accounts receivable                                              10,315,000         6,171,000
  Inventory                                                         4,478,000         1,223,000
  Deferred income taxes                                               863,000           484,000
  Other current assets                                              1,825,000           170,000
                                                                 ------------      ------------
     Total current assets                                          30,154,000        10,345,000
Property and equipment, net                                         5,085,000         2,789,000
Other assets                                                          435,000           128,000
                                                                 ------------      ------------
          Total assets                                           $ 35,674,000      $ 13,262,000
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $  4,844,000      $  2,774,000
  Accrued liabilities                                               3,769,000         2,157,000
  Current portion of notes payable                                  1,135,000           763,000
                                                                 ------------      ------------
     Total current liabilities                                      9,748,000         5,694,000
                                                                 ------------      ------------
Notes payable                                                       1,428,000         1,747,000
Other liabilities                                                     879,000           604,000
                                                                 ------------      ------------
     Total long-term liabilities                                    2,307,000         2,351,000
                                                                 ------------      ------------
Commitments and contingencies (Notes 10 & 11)
Stockholders' equity:
Series A, convertible preferred stock, $.0001 par value;
  5,000,000, and 3,225,000 shares authorized; no shares and
  3,225,0000 shares issued and outstanding at March 31, 1997
  and March 31,1996,  respectively                                                       32,000
Common stock, $.0001 par value, 25,000,000 and
  7,335,000 shares authorized; 7,742,274 and
  3,342,101 issued and outstanding at March 31,
  1997 and March 31, 1996, respectively                                81,000            46,000
Paid in capital                                                    16,044,000           737,000
Stockholders' notes receivable                                        (80,000)
Retained earnings                                                   7,574,000         4,402,000
                                                                 ------------      ------------
     Total stockholders' equity                                    23,619,000         5,217,000
                                                                 ------------      ------------
     Total liabilities and stockholders' equity                  $ 35,674,000      $ 13,262,000
                                                                 ============      ============


                 See accompanying notes to financial statements

                                  VIASAT, INC.

                               STATEMENT OF INCOME


                                                       YEAR ENDED MARCH 31,
                                         ---------------------------------------------
                                             1997             1996            1995
                                         -----------      -----------      -----------
Revenues                                 $47,715,000      $29,017,000      $22,341,000
Cost of revenues                          33,102,000       20,983,000       16,855,000
                                         -----------      -----------      -----------
  Gross profit                            14,613,000        8,034,000        5,486,000
Operating expenses:
  Selling, general and
     administrative                        4,752,000        3,400,000        2,416,000
  Independent research and
     development                           5,087,000        2,820,000          788,000
                                         -----------      -----------      -----------
Income from operations                     4,774,000        1,814,000        2,282,000
Other income (expense):
Interest income                              354,000           29,000           27,000
Interest expense                            (254,000)        (260,000)        (114,000)
                                         -----------      -----------      -----------
Income before income taxes .               4,874,000        1,583,000        2,195,000
Provision (benefit) for income taxes       1,702,000          (50,000)         888,000
                                         -----------      -----------      -----------
Net income                               $ 3,172,000      $ 1,633,000      $ 1,307,000
                                         ===========      ===========      ===========

Pro forma net income per share           $      0.47      $      0.28
                                         ===========      ============

Shares used in computing pro
  forma net income per share               6,702,414        5,875,729
                                         ===========      ===========



                 See accompanying notes to financial statements.

                                  VIASAT, INC.

                             STATEMENT OF CASH FLOWS

                                                                   YEAR ENDED MARCH 31,
                                                     ------------------------------------------------
                                                          1997              1996              1995
                                                     ------------      ------------      ------------
Cash flows from operating activities:
  Net income                                         $  3,172,000      $  1,633,000      $  1,307,000
  Adjustments to reconcile net income
    to net cash (used in) provided by
    operating activities:
    Depreciation                                        1,389,000           982,000           542,000
    Deferred income taxes                                (721,000)         (350,000)          (13,000)
  Increase (decrease) in cash resulting
    from changes in:
    Accounts receivable                                (4,144,000)       (1,871,000)         (265,000)
    Inventory                                          (3,255,000)       (1,019,000)         (189,000)
    Other assets                                       (1,620,000)         (186,000)          (43,000)
    Accounts payable                                    2,070,000         1,294,000           530,000
    Accrued liabilities                                 1,612,000          (512,000)        1,331,000
    Other liabilities                                     275,000           485,000           119,000
                                                     ------------      ------------      ------------
      Net cash (used in) provided by
         operating activities                          (1,222,000)          456,000         3,319,000
                                                     ------------      ------------      ------------

Cash flows from investing activities:
  Purchases of property and equipment                  (3,685,000)       (1,875,000)       (1,701,000)
                                                     ------------      ------------      ------------

Cash flows from financing activities:
  Proceeds from short-term bank borrowings              2,600,000         1,400,000                --
  Repayment of short-term bank borrowings              (2,600,000)       (1,400,000)         (350,000)
  Proceeds from issuance of notes payable                 889,000         2,778,000         1,650,000
  Repayment of notes payable                             (836,000)       (1,964,000)         (346,000)
  Proceeds from issuance of common stock               15,230,000           171,000           150,000
                                                     ------------      ------------      ------------

       Net cash provided by financing activities       15,283,000           985,000         1,104,000
                                                     ------------      ------------      ------------

Net increase (decrease) in cash and cash
   equivalents                                         10,376,000          (434,000)        2,722,000
Cash and cash equivalents at beginning of period        2,297,000         2,731,000             9,000
                                                     ------------      ------------      ------------

Cash and cash equivalents at end of  period          $ 12,673,000      $  2,297,000      $  2,731,000
                                                     ============      ============      ============

Supplemental information:
  Cash paid for interest                             $    254,000      $    260,000      $    116,000
                                                     ============      ============      ============
  Cash paid for income taxes                         $  2,293,000      $    468,000      $    642,000
                                                     ============      ============      ============




                 See accompanying notes to financial statements.

                                  VIASAT, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY


                                  PREFERRED STOCK              COMMON  STOCK
                               ----------------------      ----------------------                   STOCKHOLDERS'
                               NUMBER OF                   NUMBER OF                    PAID IN        NOTES       RETAINED
                                SHARES        AMOUNT        SHARES        AMOUNT        CAPITAL     RECEIVABLE     EARNINGS
                               ---------   ----------      ---------    ---------    ------------  -------------   --------
Balance at March 31,  1994     3,225,000   $   32,000      2,967,008    $  40,000    $    422,000                 $1,462,000

  Issuance of common stock                                   240,331        4,000         146,000
  Net income                                                                                                       1,307,000
                              ----------     --------     ----------     --------     ----------     --------     ----------

Balance at March 31, 1995      3,225,000       32,000      3,207,339       44,000         568,000                  2,769,000

  Issuance of common stock                                   134,762        2,000         169,000
  Net income                                                                                                       1,633,000
                              ----------     --------     ----------     --------     ----------     --------     ----------

Balance at March 31, 1996      3,225,000       32,000      3,342,101       46,000         737,000                  4,402,000

  Issuance of common stock                                 2,034,635        3,000      15,307,000
  Conversion of
    preferred stock
    to common stock           (3,225,000)     (32,000)     2,365,538       32,000
  Shares subscribed                                                                                  $(80,000)
  Net income                                                                                                       3,172,000
                              ----------     --------     ----------     --------     ----------     --------     ----------
Balance at March 31,  1997           --      $    --       7,742,274     $ 81,000     $16,044,000    $(80,000)    $7,574,000
                              ==========     =========    ==========     ========     ===========    =========    ==========



                 See accompanying notes to financial statements.

                                  VIASAT, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The Company

      ViaSat, Inc. (the "Company") designs, produces and markets advanced digital satellite telecommunications and wireless signal processing equipment.

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

   Cash Equivalents

      Cash equivalents consist of highly liquid investments with original maturities of 90 days or less.

   Investments

      At March 31, 1997, the Company held investments in investment grade securities with maturities of three months or less. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has included these securities, net of amortization, in cash and cash equivalents and has designated them as held to maturity.

   Revenue Recognition

      The majority of the Company's revenues are derived from services performed for the United States Government and its prime contractors under a variety of contracts including cost-plus-fixed fee, fixed-price, and time and materials type contracts. Such sales amounted to $46,292,000, $28,305,000, and $21,226,000 for the years ended March 31, 1997, 1996 and 1995, respectively. Included in these revenues are sales to a significant customer under various subcontracts totaling $12,830,000, $5,269,000 and $4,166,000 during the years ended March 31, 1997, 1996 and 1995, respectively. The Company's five largest contracts (by revenues) generated approximately 57.6% and 36.5% of the Company's total revenues for the fiscal year ended March 31, 1997 and 1996, respectively. Generally, revenues are recognized as services are performed using the percentage of completion method, measured primarily by costs incurred to date compared with total estimated costs at completion or based on the number of units delivered. The Company provides for anticipated losses on contracts by a charge to income during the period in which they are first identified.

      Contract costs, including indirect costs, are subject to audit and negotiations with Government representatives. These audits have been completed and agreed upon through fiscal year 1994. Contract revenues and accounts receivable are stated at amounts which are expected to be realized upon final settlement.

   Unbilled Accounts Receivable

      Unbilled receivables consist of costs and fees earned and billable on contract completion or other specified events. The majority of unbilled receivables is expected to be collected within one year.

   Concentration of Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents and trade accounts receivable which are generally not collateralized. The Company limits its exposure to credit loss by placing its cash equivalents with high credit quality financial institutions. Concentrations of credit risk with respect to receivables are limited because the Company's primary customers are various agencies of the United States Government and its prime contractors.

   Inventory

      Inventories are valued at the lower of cost or market, cost being determined by the first-in, first-out method.

   Software Costs

      Software product development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of cost or net realizable value. Through March 31, 1997, no significant amounts were expended subsequent to reaching technological feasibility.

   Property and Equipment

      Equipment, computers, and furniture and fixtures are recorded at cost, and depreciated over estimated useful lives of 3 to 7 years under the straight-line method. Additions to property and equipment together with major renewals and betterments are capitalized. Maintenance, repairs and minor renewals and betterments are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized.

   Long-lived Assets

      The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. No such impairment losses have been identified by the Company.

   Warranty Reserves

      The Company provides limited warranties on certain of its products for periods of up to three years. The Company recognizes warranty reserves based upon an estimate of total warranty costs, with amounts expected to be incurred within twelve months classified as a current liability.

   Income Taxes

      Income taxes are provided utilizing the liability method. The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Additionally, under the liability method, changes in tax rates and laws will be reflected in income in the period such changes are enacted.

   Fair Value of Financial Instruments

      At March 31, 1997, the carrying amounts of the Company's financial instruments, including cash equivalents, trade receivables and accounts payable, approximated their fair values due to their short term maturities. At March 31, 1997, the estimated fair value of the Company's long-term debt approximated its carrying value.

   Stock Based Compensation

      The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense (Note 7).

   Pro forma net income per share

      Pro forma net income per share is computed based on the weighted average number of common shares and common stock equivalents, using the treasury stock method, outstanding during the respective periods after giving retroactive effect to the conversion, which occurred upon the closing of the Company's initial public offering, of all outstanding shares of preferred stock into 2,365,538 shares of common stock. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all issuances of common stock and all stock options granted within one year prior to the Company's initial public offering have been included as outstanding for all periods using the treasury stock method. Historical earnings per share are not presented because such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occurred in connection with the initial public offering.

   New Accounting Pronouncement

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 will be adopted by the Company as required in the third quarter of fiscal 1998. Upon adoption of SFAS No. 128, the Company will present basic earnings per share as well as diluted earnings per share. Basic earnings per share will be computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share will be computed based on the weighted average number of shares of common stock outstanding during the period increased by the effect of dilutive stock options using the treasury stock method. Pro forma basic earnings per share for the years ended March 31, 1997 and 1996 are $0.49 and $0.28, respectively. Pro forma diluted earnings per share for the years ended March 31, 1997 and 1996 are $0.47 and $0.28, respectively.

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

NOTE 2 - COMPLETION OF INITIAL PUBLIC OFFERING

On December 3, 1996, the Company completed its initial public offering for the sale of 2,400,000 shares of common stock (of which 1,850,000 shares were sold by the Company and 550,000 shares were sold by certain stockholders) at a price to the public of $9 per share, which resulted in net proceeds to the Company of $15,485,000 after payment of the underwriters' commissions but before deduction of offering expenses.

NOTE 3 - COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

                                                      MARCH 31,
                                           -----------------------------
                                                1997            1996
                                           ------------      -----------
Cash and cash equivalents:
  Investments                              $  8,979,000
  Certificates of deposit                     1,500,000
  Cash                                        2,194,000         2,297,000
                                           ------------      ------------
                                           $ 12,673,000      $  2,297,000
                                           ============      ============
Accounts receivable:
  Billed                                   $  6,860,000      $  5,653,000
  Unbilled                                    3,455,000           518,000
                                           ------------      ------------
                                           $ 10,315,000      $  6,171,000
                                           ============      ============
Inventory:
  Raw materials                            $  1,418,000      $    753,000
  Work in process                             2,662,000           402,000
  Finished goods                                398,000            68,000
                                           ------------      ------------
                                           $  4,478,000      $  1,223,000
                                           ============      ============
Property and equipment:
  Machinery and equipment                  $  5,320,000      $  2,313,000
  Computer equipment                          3,012,000         2,213,000
  Furniture and fixtures                        256,000           380,000
                                           ------------      ------------
                                              8,588,000         4,906,000
  Less accumulated depreciation              (3,503,000)       (2,117,000)
                                           ------------      ------------
                                           $  5,085,000      $  2,789,000
                                           ============      ============
Accrued liabilities:
  Accrued vacation                         $    821,000      $    591,000
  Current portion of warranty reserve           806,000           413,000
  Accrued bonus                                 762,000           347,000
  Accrued 401(k) matching contribution          553,000           444,000
  Collections in excess of revenues             355,000           237,000
  Income taxes payable                          252,000            40,000
  Other                                         220,000            85,000
                                           ------------      ------------
                                           $  3,769,000      $  2,157,000
                                           ============      ============


NOTE 4 - SHORT-TERM BANK BORROWINGS

      The Company has a $6,000,000 line of credit with a bank which allows it to borrow the greater of $2,000,000 or 80% of eligible accounts receivable plus 50% of the Company's eligible inventory. At the Company's option interest accrues either at the bank's prime rate (8.5% at March 31, 1997) or at the banks LIBOR rate plus 1.75% (7.69% at March 31, 1997). There were no borrowings outstanding as of March 31, 1997 and 1996. The Company is required to pay a fee equal to 0.09% of the unused portion of the line of credit on a quarterly basis. The credit agreement includes covenants which, among other things, require the Company to maintain stated net worth amounts plus specific liquidity and long-term solvency ratios as well as a minimum net income level. The line of credit expires on September 15, 1998. Amounts borrowed are secured by substantially all of the Company's assets.

NOTE 5 - NOTES PAYABLE

                                                            MARCH 31,
                                                   -----------------------------
                                                       1997             1996
                                                   -----------      -----------
Bank installment loans, with various
  expiration dates through September 1999,
  total monthly payments of $87,000 with
  interest rates ranging between 8% and 12%,
  collateralized by equipment                      $ 2,232,000      $ 1,989,000

Finance company installment loans, with
  various expiration dates through April 1999,
  total  monthly payments of $20,000 with
  interest rates ranging between 10.23%
  and 11.81%, collateralized by equipment              331,000          521,000
                                                   -----------      -----------
                                                     2,563,000        2,510,000
Less current portion                                (1,135,000)        (763,000)
                                                   -----------      -----------
                                                   $ 1,428,000      $ 1,747,000
                                                   ===========      ===========

    Principal maturities of notes payable as of March 31, 1997 are summarized as follows:

           YEAR ENDING MARCH 31,
           ---------------------
                   1998                                              1,135,000
                   1999                                                907,000
                   2000                                                417,000
                   2001                                                104,000
                                                                    ----------
                                                                    $2,563,000
                                                                    ==========

NOTE 6 - CONVERTIBLE PREFERRED STOCK

      At March 31, 1996, the Company had 3,225,000 shares of its convertible $.01 par value Series A preferred stock outstanding with a liquidation preference of $.10 per share. Holders of the preferred stock have votes per share equivalent to the number of shares of common stock to which the preferred stock may be converted. On December 3, 1996, the Company completed its initial public offering which resulted in the conversion of all outstanding shares of the preferred stock into 2,365,538 shares of common stock.

NOTE 7 - COMMON STOCK AND OPTIONS

      In July 1993, the Company adopted the 1993 Stock Option Plan (the "Plan") which authorizes 733,500 shares to be granted no later than July 2003. The Plan provides for the grant of both incentive stock options and non-qualified stock options which are subject to a three year vesting period. The exercise prices of the options represent the estimated fair market value of the Company's common stock as determined by the Company's Board of Directors. In November 1996, the Plan was terminated and replaced by the 1996 Equity Participation Plan. No options were issued under the Plan since July 1996.

      In November 1996, the Company adopted the ViaSat, Inc. 1996 Equity Participation Plan (the "1996 Equity Participation Plan") designed to update and replace the 1993 Stock Option Plan. The 1996 Equity Participation Plan provides for the grant to executive officers, other key employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards. A maximum of 750,000 shares are reserved for issuance under the 1996 Equity Participation Plan. As of March 31, 1997, the Company has granted 175,000 options to purchase shares of common stock under this plan with vesting terms of 3 to 5 years.

In November 1996, the Company adopted the ViaSat, Inc. Employee Stock Purchase Plan (the "Employee Stock Purchase Plan") to assist employees of the Company in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The Employee Stock

Purchase Plan is intended to qualify under Section 423 of the Internal
Revenue Code. A maximum of 250,000 shares of common stock are reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower.

      Transactions under the Company's stock option plans are summarized as follows:

                                                    NUMBER      EXERCISE PRICE
                                                   OF SHARES      PER SHARE
                                                   ---------     ------------
   Outstanding at March 31, 1994                      54,829     $        .34
   Options granted                                   135,587     $ .48 -  .82
                                                    --------
   Outstanding at March 31, 1995                     190,416     $ .34 -  .82
   Options granted                                   128,033     $       1.36
   Options canceled                                     (147)    $        .82
   Options exercised                                  (8,215)    $ .34 -  .82
                                                    --------
   Outstanding at March 31, 1996                     310,087     $ .34 - 1.36
   Options granted                                   295,673     $4.09 -10.75
   Options canceled                                   (5,284)    $ .82 - 4.09
   Options exercised                                 (73,458)    $ .34 - 1.36
                                                    --------
   Outstanding at March 31, 1997                     527,018     $ .34 -10.75
                                                    ========

      The Company also granted certain officers and employees the opportunity to purchase at fair market value 118,607, 124,805 and 254,855, shares of the Company's common stock in fiscal 1997, 1996 and 1995, respectively.

      The following table summarizes all options outstanding and exercisable by price range as of March 31, 1997:

                                               WEIGHTED
                                               AVERAGE       WEIGHTED                      WEIGHTED
                                              REMAINING       AVERAGE                       AVERAGE
            RANGE OF           NUMBER        CONTRACTUAL     EXERCISE        NUMBER        EXERCISE
        EXERCISE PRICES      OUTSTANDING      LIFE-YEARS       PRICE      EXERCISABLE        PRICE
        ---------------      -----------      ----------       -----      -----------        -----
         $ 0.34  -  1.50       235,380            7.80          $1.00       112,349          $0.84
         $ 4.09  -  4.50       116,638            9.25          $4.15         --               --
         $ 9.00  - 10.75       175,000            9.86          $9.84         --               --
         ---------------       -------
         $ 0.34  - 10.75       527,018
         ===============       =======

         Pro forma information

      The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its employee stock options because, as discussed below, the alternative fair value based accounting provided for under SFAS No. 123 "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. These valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123. Such information is determined as if the Company had accounted for its employee stock options and shares issued under the Employee Stock Purchase Plan (hereafter referred to as "options") granted subsequent to March 31, 1995 using the fair value methodology prescribed by that statement.

      The fair values of options granted during the years ended March 31, 1997 and 1996 reported below were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:


                                         EMPLOYEE              EMPLOYEE STOCK
                                      STOCK OPTIONS            PURCHASE PLAN
                              -----------------------------    ---------------
                                  1997               1996           1997
                              -----------           -------        ------
Expected life (in years)      3.50 - 5.00             3.50          0.50
Risk-free interest rate           6.45%               5.93%         5.97%
Expected volatility              50.00%              50.00%        50.00%
Expected dividend yield           0.00%               0.00%         0.00%

         The weighted average estimated fair value of employee stock options granted during 1997 and 1996 was $3.55 and $0.57 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during fiscal 1997 was $2.78 per share.

         For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. Because SFAS No. 123 is applicable only to options granted subsequent to March 31, 1995, the pro forma effect will not be fully reflected until the options granted in fiscal 1996 are fully vested in fiscal 2000. The Company's pro forma information for the years ended March 31, 1997 and 1996 are as follows:

                                                   1997               1996
                                                ----------          ----------
Pro forma net income                            $3,016,000          $1,615,000
Pro forma earnings per share                    $     0.46          $     0.28

NOTE 8 - INCOME TAXES

      The provision (benefit) for income taxes includes the following:

                                              YEAR ENDED MARCH 31,
                                   ---------------------------------------------
                                       1997             1996              1995
                                   -----------      -----------      -----------
Current tax provision
  Federal                          $ 1,954,000      $   344,000      $   708,000
  State                                469,000            9,000          193,000
                                   -----------      -----------      -----------
                                     2,423,000          353,000          901,000
                                   -----------      -----------      -----------
Deferred tax provision:
  Federal                             (563,000)        (310,000)         (10,000)
  State                               (158,000)         (93,000)          (3,000)
                                   -----------      -----------      -----------
                                      (721,000)        (403,000)         (13,000)
                                   -----------      -----------      -----------
     Total provision (benefit)
       for income taxes            $ 1,702,000      $   (50,000)     $   888,000
                                   ===========      ===========      ===========

      Significant components of the Company's deferred tax assets and liabilities are as follows:

                                             MARCH 31,
                                   ----------------------------
                                        1997            1996
                                   -----------      -----------
Deferred tax assets:
  Warranty reserve                 $   528,000      $   219,000
  Inventory Reserve                    280,000
  Accrued vacation                     247,000          190,000
  Other                                260,000          142,000
                                   -----------      -----------
     Total deferred tax assets       1,315,000          551,000
Deferred tax liabilities:
  Depreciation                         (57,000)         (14,000)
                                   -----------      -----------
Net deferred tax assets            $ 1,258,000      $   537,000
                                   ===========      ===========


      A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

                                                     MARCH 31,
                                   ---------------------------------------------
                                       1997             1996             1995
                                   -----------      -----------      -----------
Tax expense at statutory rate      $ 1,657,000      $   538,000      $   746,000
State tax provision (benefit),
 net of federal benefit                205,000          (60,000)         153,000
Research tax credit                   (181,000)        (480,000)         (18,000)
Other                                   21,000          (48,000)           7,000
                                   -----------      -----------      -----------
                                   $ 1,702,000      $   (50,000)     $   888,000
                                   ===========      ===========      ===========

      The Company's income tax benefit for the fiscal year ended March 31, 1996 was primarily attributable to the utilization of research and development credits generated in the period and the impact of a favorable United States Federal judicial decision which clarified the tax law related to the utilization of research and development credits generated from the Company's funded research and development.

NOTE 9 - EMPLOYEE BENEFITS

      The Company has a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code. The Company may make discretionary contributions to the plan which vest equally over six years. Employees who have completed 90 days of service and are at least 21 years of age are eligible to participate in the plan. Participants are entitled, upon termination or retirement, to their vested portion of the plan assets which are held by an independent trustee. Discretionary contributions accrued by the Company during fiscal years 1997, 1996 and 1995 amounted to $553,000, $444,000 and $275,000, respectively. The cost of administering the plan is not significant.

NOTE 10 - COMMITMENTS

      The Company leases office facilities under noncancelable operating leases with terms ranging from one to five years which expire between May 1998 and July 1999. Certain of the Company's facilities leases contain option provisions which allow for extension of the lease terms. Rent expense was $793,000, $608,000 and $493,000 in fiscal years 1997, 1996 and 1995, respectively.

Future minimum lease payments are as follows:

             YEAR ENDING MARCH 31,
             ---------------------
                    1998                               $  755,000
                    1999                                  649,000
                    2000                                  151,000
                                                       ----------
                                                       $1,555,000
                                                       ==========

      Additionally, the Company enters into long term purchase commitments with certain of its vendors to purchase materials used to manufacture products delivered under long term contracts. At March 31, 1997, the Company had commitments to purchase $1,280,000, $1,181,000, $1,181,000, and $66,000 of materials in fiscal 1998, 1999, 2000, and 2001, respectively. Purchases under these contracts totaled $2,098,000 during the year ended March 31, 1997.

NOTE 11 - CONTINGENCIES

The Company is currently a party to various government and commercial contracts which require the Company to meet performance covenants and project milestones. Under the terms of these contracts, failure by the Company to meet such performance covenants and milestones permit the other party to terminate the contract and, under certain circumstances, recover liquidated damages or other penalties. The Company is currently not in compliance (or in the past was not in compliance) with the performance or milestone requirements of certain of these contracts. Historically, the Company's customers have not elected to terminate such contracts or seek liquidated damages from the Company and management does not believe that its existing customers will do so; therefore, the Company has not accrued for any potential liquidated damages or penalties.