Form 10-Q
period 1997-06-30
VIASAT INC
filed 1997-08-13
CIK 797721

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


        (Mark One)
        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended June 30, 1997.

        or

        [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from ____________ to____________.

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



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


        The number of shares outstanding of the issuer's common stock, $.0001 par value, as of July 31, 1997 was 7,799,260.

                                  VIASAT, INC.

                                      INDEX


                                                                          PAGE
PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Balance Sheet at June 30, 1997 and
                      March 31, 1997                                        2

               Condensed Statement of Income for the three months
                      ended June 30, 1997 and 1996                          3

               Condensed Statement of Cash Flows for the three months
                      ended June 30, 1997 and 1996                          4

               Condensed Statement of  Stockholders' Equity for the three
                      months ended June 30, 1997                            5

               Notes to Condensed Financial Statements                      6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          9

      Item 3.  Quantitative and Qualitative Disclosures About Market
               Risk                                                        11


PART II.       OTHER INFORMATION


      Item 6.  Exhibits and Reports on Form 8-K                            12

                                  VIASAT, INC.
                             CONDENSED BALANCE SHEET



                                                       JUNE 30,        MARCH 31,
                                                         1997             1997
                                                     -----------      -----------
                                                      (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                          $12,852,000      $12,673,000
  Accounts receivable                                 12,026,000       10,315,000
  Inventory                                            5,527,000        4,478,000
  Deferred income taxes                                1,008,000          863,000
  Other current assets                                   753,000        1,825,000
                                                     -----------      -----------
     Total current assets                             32,166,000       30,154,000
Property and equipment, net                            5,311,000        5,085,000
Other assets                                             470,000          435,000
                                                     -----------      -----------

          Total assets                               $37,947,000      $35,674,000
                                                     ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $ 4,789,000      $ 4,844,000
  Accrued liabilities                                  5,127,000        3,769,000
  Current portion of notes payable                       907,000        1,135,000
                                                     -----------      -----------
     Total current liabilities                        10,823,000        9,748,000
                                                     -----------      -----------
Notes payable                                          1,151,000        1,428,000
Other liabilities                                        861,000          879,000
                                                     -----------      -----------
     Total long-term liabilities                       2,012,000        2,307,000
                                                     -----------      -----------

Contingencies (Note 9)

Stockholders' equity:
  Common stock                                            81,000           81,000
  Paid in capital                                     16,282,000       16,044,000
  Stockholders' notes receivable                                          (80,000)
  Retained earnings                                    8,749,000        7,574,000
                                                     -----------      -----------
     Total stockholders' equity                       25,112,000       23,619,000
                                                     -----------      -----------
          Total liabilities and stockholders'
             equity                                  $37,947,000      $35,674,000
                                                     ===========      ===========


                 See accompanying notes to financial statements

                                  VIASAT, INC.
                          CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                       ---------------------------------
                                                            1997              1996
                                                       ---------------   ---------------
       Revenues                                         $ 14,476,000      $  9,732,000
       Cost of revenues                                    9,359,000         6,862,000
                                                        ------------      ------------
          Gross profit                                     5,117,000         2,870,000
       Operating expenses:
          Selling, general and administrative              1,790,000         1,040,000
          Independent research and development             1,621,000         1,058,000
                                                        ------------      ------------
       Income from operations                              1,706,000           772,000
       Other income (expense):
          Interest income                                    209,000            30,000
          Interest expense                                   (50,000)          (62,000)
                                                        -------------     -------------
       Income before income taxes                          1,865,000           740,000
       Provision for income taxes                            690,000           262,000
                                                        ------------      ------------
       Net income                                       $  1,175,000      $    478,000
                                                        ============      ============


       Net income per share                             $        .15
                                                        ============

       Pro forma net income per share                                     $        .08
                                                                          ============

       Shares used in computing net income per share       8,051,934         6,003,110
                                                        ============      ============


                 See accompanying notes to financial statements.

                                  VIASAT, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                   ------------------------------
                                                       1997               1996
                                                   ------------       -----------
Cash flows from operating activities:
  Net income                                       $ 1,175,000        $   478,000
  Adjustments to reconcile net income
    to net cash used in operating activities:
    Depreciation                                       469,000            299,000
    Deferred income taxes                             (160,000)           (74,000)
  Increase (decrease) in cash resulting
      from changes in:
    Accounts receivable                             (1,711,000)           248,000
    Inventory                                       (1,049,000)          (253,000)
    Other assets                                     1,050,000           (383,000)
    Accounts payable                                   (55,000)          (386,000)
    Accrued liabilities                              1,358,000           (157,000)
    Other liabilities                                  (18,000)           116,000
                                                   ------------       -----------
     Net cash provided by (used in) operating
      activities                                     1,059,000           (112,000)
                                                   -----------        ------------
Cash flows from investing activities:
  Purchases of property and equipment                 (693,000)          (387,000)
                                                   ------------       ------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable              160,000             75,000
  Repayment of notes payable                          (665,000)          (157,000)
  Proceeds from issuance of common stock               318,000             17,000
                                                   -----------        -----------
   Net cash used in financing activities              (187,000)           (65,000)
                                                   ------------       ------------
Net increase (decrease) in cash and cash
  equivalents                                          179,000           (564,000)
Cash and cash equivalents at beginning of period    12,673,000          2,297,000
                                                   -----------        -----------
Cash and cash equivalents at end of period         $12,852,000        $ 1,733,000
                                                   ===========        ===========

Supplemental information:
  Cash paid for interest                           $    50,000        $    62,000
                                                   ===========        ===========
  Cash paid for income taxes                       $   541,000        $   210,000
                                                   ===========        ===========


                 See accompanying notes to financial statements

                                  VIASAT, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                     COMMON STOCK
                                ------------------------                  STOCKHOLDERS'
                                NUMBER OF                     PAID IN         NOTES          RETAINED
                                 SHARES         AMOUNT        CAPITAL      RECEIVABLE        EARNINGS
                                ---------    -----------    -----------    -----------     -----------
Balance at March 31, 1997       7,742,274    $    81,000    $16,044,000    $   (80,000)    $ 7,574,000

  Issuance of common stock         33,885                       238,000

  Shares subscribed                                                             80,000

  Net income                                                                                 1,175,000
                                ---------    -----------    -----------    -----------     -----------
Balance at June 30, 1997        7,776,159    $    81,000    $16,282,000    $               $ 8,749,000
                                =========    ===========    ===========    ===========     ===========




                 See accompanying notes to financial statements.

                                  VIASAT, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of June 30, 1997 and the condensed statements of income, of cash flows and of stockholders' equity for the three month periods ended June 30, 1997 and 1996 have been prepared by ViaSat, Inc. ("the Company"), and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 1997 included in the Company's 1997 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

NOTE 2 - MANAGEMENT ESTIMATES AND ASSUMPTIONS

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

NOTE 3 - REVENUE RECOGNITION

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

NOTE 4 - INVESTMENTS

At June 30, 1997, the Company held investments in investment grade securities with maturities of three months or less. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has included these securities, net of amortization, in cash and cash equivalents and has designated them as held to maturity.

                                  VIASAT, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS


                                               JUNE 30,         MARCH 31,
                                                 1997              1997
                                             -------------     ------------
         Accounts receivable:
           Billed                            $   8,575,000     $  6,860,000
           Unbilled                              3,451,000        3,455,000
                                             -------------     ------------
                                             $  12,026,000     $ 10,315,000
                                             =============     ============

         Inventory:
           Raw materials                     $   1,646,000     $  1,418,000
           Work in process                       3,344,000        2,662,000
           Finished goods                          537,000          398,000
                                             -------------     ------------
                                             $   5,527,000     $  4,478,000
                                             =============     ============
         Accrued liabilities:
           Collections in excess of
             revenues                        $   2,181,000     $    355,000
           Current portion of warranty
             reserve                             1,123,000          806,000
           Accrued vacation                        893,000          821,000
           Income taxes payable                    557,000          252,000
           Accrued 401(k) matching
             contribution                          164,000          553,000
           Accrued bonus                           163,000          762,000
           Other                                    46,000          220,000
                                             -------------     ------------
                                             $   5,127,000     $  3,769,000
                                             =============     ============

NOTE 6 -  INCOME TAXES

The provision (benefit) for income taxes is as follows:


                                               THREE MONTHS ENDED JUNE 30,
                                               ---------------------------
                                                   1997            1996
                                               -----------     -----------
              Current tax provision:
                Federal                        $   666,000     $   420,000
                State                              182,000          25,000
                                               -----------     -----------
                                                   848,000         445,000
                                               -----------     -----------
              Deferred tax provision:
                Federal                           (122,000)       (141,000)
                State                              (36,000)        (42,000)
                                               -----------     -----------
                                                  (158,000)       (183,000)
                                               -----------     -----------
                   Total provision for
                      income taxes             $   690,000     $   262,000
                                               ===========     ===========

                                  VIASAT, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 -  INCOME TAXES (CONT.)

Significant components of the Company's deferred tax assets and liabilities are as follows:


                                             JUNE 30,       MARCH 31,
                                               1997           1997
                                           ------------   ------------
              Deferred tax assets:
                Warranty reserve           $    650,000   $    528,000
                Accrued vacation                269,000        247,000
                Inventory reserve               300,000        280,000
                Other                           262,000        260,000
                                           ------------   ------------
                   Total deferred tax
                     assets                   1,481,000      1,315,000
              Deferred tax liabilities:
                Depreciation                    (63,000)       (57,000)
                                           -------------  ------------
              Net deferred tax assets      $  1,418,000   $  1,258,000
                                           ============   ============


NOTE 7 - CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion, the words "believes," "anticipated" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report, as well as under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                                ----------------------
                                                                    1997       1996
                                                                  -----      -----
       Revenue                                                    100.0      100.0
       Cost of revenue                                             64.7       70.5
                                                                  -----      -----
       Gross profit                                                35.3       29.5
       Operating expenses:
         Selling, general, and administrative                      12.4       10.7
         Independent research and development                      11.2       10.9
                                                                  -----      -----
       Income from operations                                      11.8        7.9
       Income before income taxes                                  12.9        7.6
       Net income                                                   8.1        4.9

THREE MONTHS ENDED JUNE 30, 1997 VS. THREE MONTHS ENDED JUNE 30, 1996

   Revenues. Revenues increased 48.8% from $9.7 million for the three months ended June 30, 1996 to $14.5 million for the three months ended June 30, 1997. This increase was primarily due to increases in revenues generated by UHF DAMA network control stations and modems, and Joint Communication Simulator ("JCS") products. UHF DAMA business area revenues grew from $6.8 million for the three months ended June 30, 1996 to $9.1 million for the three months ended June 30, 1997. JCS business area revenues grew from $850,000 for the three months ended June 30, 1996 to $3.2 million for the three months ended June 30, 1997.

   Gross Profit. Gross profit increased 78.3% from $2.9 million (29.5% of revenues) for the three months ended June 30, 1996 to $5.1 million (35.3% of revenues) for the three months ended June 30, 1997. Gross profit increased as a result of certain long-term contracts realizing higher profits then initial estimates used to recognize revenue on a percent complete basis. In addition, the Company's sales for the three months ended June 30, 1997 was comprised of higher margin products relative to the same quarter of the prior year.

   Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased 72.1% from $1.0 million (10.7% of revenues) for the three months ended June 30, 1996 to $1.8 million (12.4% of revenues) for the three months ended June 30, 1997. The increase in SG&A expenses as a percentage of revenues reflects increased expenditures relating to the introduction and marketing of the StarWire(TM) DAMA product line, increased business development staff for defense programs, and additional administrative staffing to support the Company's growth. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Certain SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

   Independent Research and Development. Independent Research and Development ("IR&D") expenses increased 53.2% from $1.1 million (10.9% of revenues) for the three months ended June 30, 1996 to $1.6 million (11.2% of revenues) for the three months ended June 30, 1997. This increase resulted primarily from higher IR&D expenses related to the Company's StarWire(TM) DAMA product, which represented approximately 89% of total IR&D for the three months ended June 30, 1997.

   Interest Expense. Interest expense decreased 19.4% from $62,000 for the three months ended June 30, 1996 to $50,000 for the three months ended June 30, 1997. Interest expense relates to loans for the purchase of capital equipment, which are generally four year fixed-rate term loans, and to short-term borrowings under the Company's line of credit to cover working capital requirements. Total outstanding equipment loans were $2.4 million at June 30, 1996 and $2.1 million at June 30, 1997. There were no outstanding borrowings under the Company's line of credit as of June 30, 1996 and 1997.

   Interest Income. Interest income increased from $30,000 for the three months ended June 30, 1996 to $209,000 for the three months ended June 30, 1997. Interest income relates to interest earned on short-term deposits of cash.

   Provision for Income Taxes. The Company's effective income tax rate has increased from 35% for the three months ended June 30, 1996 to 37% for the three months ended June 30, 1997. The Company's effective income tax rate increased due to a limitation on qualified research and development expenditures used to calculate the Company's research and development tax credit.

BACKLOG

At June 30, 1997, the Company had firm backlog of $71.5 million, of which $60.1 million was funded. The firm backlog of $71.5 million does not include contract options of $24.9 million. Of the $71.5 million in firm backlog, approximately $39.8 million is expected to be delivered in the fiscal year ending March 31, 1998, $13.2 million is expected to be delivered in the fiscal year ending March 31, 1999 and the balance is expected to be delivered in the fiscal year ending March 31, 2000 and thereafter. The Company had firm backlog of $78.4 million, of which $67.6 million was funded, not including options of $24.9 million, at March 31, 1997. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A majority of the Company's backlog scheduled for delivery can be terminated at the convenience of the government since orders are often made substantially in advance of delivery, and the Company's contracts typically provide that orders may be terminated with limited or no penalties. In addition, purchase orders may set forth product specifications that would require the Company to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the related purchase order.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily from cash flow from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. Cash provided/(used) by operating activities for the three months ended June 30, 1997 and 1996 was $1.1 million and ($112,000), respectively. The relative increase in cash provided by operating activities for the three months ended June

30, 1997 compared to same period of the prior year was primarily due to a $697,000 increase in net income and higher levels of accrued liabilities and lower levels of other assets which were partially offset by higher levels of receivables and inventories. Accrued liabilities increased primarily as a result of an advance received from a customer. Other assets decreased primarily due to the collection of a non-trade receivable. The increase in accounts receivable resulted from an increase in the Company's revenues. Inventory levels increased due to the growing share of revenues derived from production contracts which required the Company to build inventory levels to support production demands. The Company anticipates that in future periods the level of inventories will be higher than historical levels.

Cash used in investing activities for the three months ended June 30, 1997 and 1996 was $693,000 and $387,000, respectively. The increase was the result of purchases of property and equipment, primarily consisting of test equipment and computers.

Cash used by financing activities for the three months ended June 30, 1997 and 1996 was $187,000 and $65,000, respectively. This increase was primarily the result of $665,000 in repayments of notes payable which was partially offset by $318,000 received for the purchase of the Company's Common Stock.

At June 30, 1997, the Company had $12.9 million in cash and cash equivalents, $21.3 million in working capital and $2.1 million in long-term debt which consisted of equipment financing. The Company had a zero balance under its line of credit at June 30, 1997.

The Company's credit facility with Union Bank includes a $6.0 million line of credit and $4.5 million in commitments for equipment financing. The line of credit allows the Company to borrow, for general working capital purposes, the greater of $2.0 million or 80% of eligible accounts receivable plus 50% of the Company's eligible inventory. At the Company's option interest accrues either at the bank's prime rate or at the banks LIBOR rate plus 1.75%. The credit facility expires on September 15, 1998. The Company is required to pay a fee equal to 0.09% of the unused portion of the line of credit on a quarterly basis.

The Company's future capital requirements will depend upon many factors, including the progress of the Company's research and development efforts, expansion of the Company's marketing efforts, and the nature and timing of commercial orders. The Company believes that its current cash balances, amounts available under its credit facilities and net cash expected to be provided by operating activities, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Management intends to invest the Company's cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit 11.1 - Computation of Earnings Per Share
        Exhibit 27.1 - Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 VIASAT, INC.






Date: August 13, 1997                        /s/    Mark D. Dankberg
                                                   -----------------------------
                                                   MARK D. DANKBERG
                                                   President
                                                   Chief Executive Officer






                                            /s/    Gregory D. Monahan
                                                   -----------------------------
                                                   GREGORY D. MONAHAN
                                                   Vice President & General
                                                   Counsel Chief Financial
                                                   Officer