Form 10-Q
period 1997-09-30
VIASAT INC
filed 1997-11-14
CIK 797721

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


        (Mark One)

       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997. or

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



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


        The number of shares outstanding of the issuer's common stock, $.0001 par value, as of October 31, 1997 was 7,808,208.

                                  VIASAT, INC.
                                      INDEX


                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Balance Sheet at September 30, 1997 and
                      March 31, 1997                                        2

                Condensed Statement of Income for the three and six
                      months ended September 30, 1997 and 1996              3

                Condensed Statement of Cash Flows for the six  months
                      ended September 30, 1997 and 1996                     4

                Condensed Statement of  Stockholders' Equity for the six
                      months ended September 30, 1997                       5

                Notes to Condensed Financial Statements                     6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         9

        Item 3. Quantitative and Qualitative Disclosures About Market
                Risk                                                       12


PART II.        OTHER INFORMATION

        Item 4. Submission of Matters to a Vote of Security Holders        13

        Item 6. Exhibits and Reports on Form 8-K                           13

                                  VIASAT, INC.
                             CONDENSED BALANCE SHEET


                                                   SEPTEMBER 30,      MARCH 31,
                                                       1997             1997
                                                   ------------      ------------
                                                      (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                        $ 13,299,000      $ 12,673,000
  Accounts receivable                                13,394,000        10,315,000
  Inventory                                           5,736,000         4,478,000
  Deferred income taxes                               1,198,000           863,000
  Other current assets                                  493,000         1,825,000
                                                   ------------      ------------
     Total current assets                            34,120,000        30,154,000
Property and equipment, net                           5,736,000         5,085,000
Other assets                                            499,000           435,000
                                                   ------------      ------------

          Total assets                             $ 40,355,000      $ 35,674,000
                                                   ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $  5,139,000      $  4,844,000
  Accrued liabilities                                 5,584,000         3,769,000
  Current portion of notes payable                    1,088,000         1,135,000
                                                   ------------      ------------
     Total current liabilities                       11,811,000         9,748,000
                                                   ------------      ------------
Notes payable                                         1,134,000         1,428,000
Other liabilities                                     1,053,000           879,000
                                                   ------------      ------------
     Total long-term liabilities                      2,187,000         2,307,000
                                                   ------------      ------------

Contingencies (Note 8)

Stockholders' equity:
  Common stock                                           81,000            81,000
  Paid in capital                                    16,324,000        16,044,000
  Stockholders' notes receivable                                          (80,000)
  Retained earnings                                   9,952,000         7,574,000
                                                   ------------      ------------
     Total stockholders' equity                      26,357,000        23,619,000
                                                   ------------      ------------

    Total liabilities and stockholders' equity     $ 40,355,000      $ 35,674,000
                                                   ============      ============


            See accompanying notes to condensed financial statements.

                                  VIASAT, INC.

                          CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)


                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                           SEPTEMBER 30,                        SEPTEMBER 30,
                                 -------------------------------       -------------------------------
                                     1997              1996               1997               1996
                                 ------------       ------------       ------------       ------------
Revenues                         $ 15,931,000       $ 11,850,000       $ 30,407,000       $ 21,582,000
Cost of revenues                   10,513,000          8,471,000         19,872,000         15,333,000
                                 ------------       ------------       ------------       ------------
  Gross profit                      5,418,000          3,379,000         10,535,000          6,249,000
Operating expenses:
  Selling, general and
     Administrative                 1,826,000          1,272,000          3,616,000          2,313,000
  Independent research and
     Development                    1,832,000          1,160,000          3,453,000          2,218,000
                                 ------------       ------------       ------------       ------------
Income from operations              1,760,000            947,000          3,466,000          1,718,000
Other income (expense):
     Interest income                  206,000             39,000            415,000             69,000
     Interest expense                 (52,000)           (64,000)          (102,000)          (125,000)
                                 ------------       ------------       ------------       ------------
Income before income taxes          1,914,000            922,000          3,779,000          1,662,000
Provision  for income taxes           711,000            318,000          1,401,000            580,000
                                 ------------       ------------       ------------       ------------
Net income                       $  1,203,000       $    604,000       $  2,378,000       $  1,082,000
                                 ============       ============       ============       ============


Net income per share             $        .15       $        .10                .29                .18
                                 ============       ============       ============       ============

Common equivalent shares            8,198,049          6,128,938          8,120,354          6,120,635
                                 ============       ============       ============       ============


            See accompanying notes to condensed financial statements.

                                  VIASAT, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                      SIX MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                              ------------------------------
                                                                  1997              1996
                                                              ------------       -----------
Cash flows from operating activities:
  Net income                                                  $  2,378,000       $ 1,082,000
  Adjustments to reconcile net income
    to net cash provided by (used) in operating
    activities:
    Depreciation                                                   974,000           619,000
    Deferred income taxes                                         (382,000)         (465,000)
  Increase (decrease) in cash resulting from changes in:
    Accounts receivable                                         (3,079,000)         (449,000)
    Inventory                                                   (1,258,000)       (2,455,000)
    Other assets                                                 1,315,000          (252,000)
    Accounts payable                                               295,000         1,178,000
    Accrued liabilities                                          1,815,000           458,000
    Other liabilities                                              174,000           245,000
                                                              ------------       -----------

     Net cash provided by (used in) operating activities         2,232,000           (39,000)
                                                              ------------       -----------

Cash flows from investing activities:
  Purchases of property and equipment                           (1,625,000)       (1,260,000)
                                                              ------------       -----------

Cash flows from financing activities:
  Proceeds from issuance of notes payable                          524,000           326,000
  Repayment of notes payable                                      (865,000)         (316,000)
  Proceeds from issuance of common stock                           360,000           178,000
                                                              ------------       -----------

   Net cash provided by financing activities                        19,000           188,000
                                                              ------------       -----------

Net increase (decrease) in cash and cash                           626,000        (1,111,000)
equivalents

Cash and cash equivalents at beginning of period                12,673,000         2,297,000
                                                              ------------       -----------

Cash and cash equivalents at end of period                    $ 13,299,000       $ 1,186,000
                                                              ============       ===========

Supplemental information:
  Cash paid for interest                                      $    102,000       $   125,000
                                                              ============       ===========
  Cash paid for income taxes                                  $  1,744,000       $ 1,086,000
                                                              ============       ===========


            See accompanying notes to condensed financial statements.

                                  VIASAT, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                       COMMON  STOCK
                                  -----------------------                        STOCKHOLDERS'
                                  NUMBER OF                       PAID IN            NOTES            RETAINED
                                   SHARES         AMOUNT          CAPITAL          RECEIVABLE         EARNINGS
                                  ---------      --------      --------------      -----------       ----------

Balance at March 31, 1997         7,742,274      $ 81,000      $   16,044,000      $   (80,000)      $7,574,000

  Purchase of common stock           63,224                           280,000

  Shares subscribed                                                                     80,000

  Net income                                                                                          2,378,000
                                  ---------      --------      --------------      -----------       ----------

Balance at September 30,1997      7,805,498      $ 81,000         $16,324,000      $                 $9,952,000
                                  =========      ========      ==============      ===========       ==========


            See accompanying notes to condensed financial statements.

                                  VIASAT, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of September 30, 1997 and the condensed statements of income and of cash flows for the three and six month periods ended September 30, 1997 and 1996, and the statement of stockholders' equity for the six months ended September 30, 1997 have been prepared by ViaSat, Inc. (the "Company"), and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 1997 included in the Company's 1997 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

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

NOTE 4 - INVESTMENTS

At September 30, 1997, the Company held investments in investment grade securities with maturities of three months or less. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has included these securities, net of amortization, in cash and cash equivalents and has designated them as held to maturity.

NOTE 5 - EARNINGS PER SHARE

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 will be adopted by the Company as required in the third quarter of fiscal 1998. Upon adoption of SFAS No. 128, the Company will present basic earnings per share as well as diluted earnings per share. Basic earnings per share will be computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share will be computed based on the weighted average number of shares of common stock outstanding during the period increased by the effect of dilutive stock options using the treasury stock method. Basic earnings per share for the six months ended September 30, 1997 and 1996 are $0.31 and

                                  VIASAT, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

$0.18, respectively. Basic earnings per share for the three months ended September 30, 1997 and 1996 are $0.15 and $0.10, respectively. Diluted earnings per share for the six months ended September 30, 1997 and 1996 are $0.29 and $0.18, respectively. Diluted earnings per share for the three months ended September 30, 1997 and 1996 are $0.15 and $0.10, respectively.

NOTE 6 - COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS


                                   SEPTEMBER 30,     MARCH 31,
                                      1997             1997
                                   -----------      -----------
                                   (UNAUDITED)
Accounts receivable:
  Billed                           $ 9,173,000      $ 6,860,000
  Unbilled                           4,221,000        3,455,000
                                   -----------      -----------
                                   $13,394,000      $10,315,000
                                   ===========      ===========

Inventory:
  Raw materials                    $ 1,932,000      $ 1,418,000
  Work in process                    3,109,000        2,662,000
  Finished goods                       695,000          398,000
                                   -----------      -----------
                                   $ 5,736,000      $ 4,478,000
                                   ===========      ===========
Accrued liabilities:
  Collections in excess of
    revenues                       $ 2,134,000      $   355,000
  Current portion of warranty
    reserve                          1,348,000          806,000
  Accrued vacation                     809,000          821,000
  Accrued 401(k) matching
    contribution                       379,000          553,000
  Income taxes payable                 288,000          252,000
  Accrued bonus                        211,000          762,000
  Other                                415,000          220,000
                                   -----------      -----------
                                   $ 5,584,000      $ 3,769,000
                                   ===========      ===========


NOTE 7 -  INCOME TAXES

The provision (benefit) for income taxes is as follows:


                                       SIX MONTHS
                                   ENDED SEPTEMBER 30,
                             -----------------------------
                                1997              1996
                             -----------       -----------
                             (UNAUDITED)       (UNAUDITED)
Current tax provision:
  Federal                    $ 1,427,000       $   857,000
  State                          356,000           188,000
                             -----------       -----------
                               1,783,000         1,045,000
                             -----------       -----------
Deferred tax provision:
  Federal                       (323,000)         (370,000)
  State                          (59,000)          (95,000)
                             -----------       -----------
                                (382,000)         (465,000)
                             -----------       -----------
  Total provision for
    income taxes             $ 1,401,000       $   580,000
                             ===========       ===========

                                  VIASAT, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 -  INCOME TAXES (CONT.)

Significant components of the Company's deferred tax assets and liabilities are as follows:


                                  SEPTEMBER 30,       MARCH 31,
                                      1997              1997
                                   -----------       -----------
                                   (UNAUDITED)
    Deferred tax assets:
      Warranty reserve             $   813,000       $   528,000
      Accrued vacation                 242,000           247,000
      Inventory reserve                337,000           280,000
      Other                            316,000           260,000
                                   -----------       -----------
       Total deferred tax assets     1,708,000         1,315,000

    Deferred tax liabilities:
      Depreciation                     (68,000)          (57,000)
                                   -----------       -----------
    Net deferred tax assets        $ 1,640,000       $ 1,258,000
                                   ===========       ===========


NOTE 8 - CONTINGENCIES

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

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.


                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                SEPTEMBER 30,        SEPTEMBER 30,
                                              ----------------      ----------------
                                              1997       1996       1997       1996
                                              -----      -----      -----      -----
Revenue                                       100.0      100.0      100.0      100.0
Cost of revenue                                66.0       71.5       65.4       71.0
                                              -----      -----      -----      -----
Gross profit                                   34.0       28.5       34.6       29.0
Operating expenses:
  Selling, general, and administrative         11.5       10.7       11.9       10.7

  Independent research and development         11.5        9.8       11.4       10.3

                                              -----      -----      -----      -----
Income from operations                         11.0        8.0       11.4        8.0
Income before income taxes                     12.0        7.8       12.4        7.7
Net income                                      7.6        5.1        7.8        5.0


THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. THREE MONTHS ENDED SEPTEMBER 30, 1996

   Revenues. Revenues increased 34.4% from $11.9 million for the three months ended September 30, 1996 to $15.9 million for the three months ended September 30, 1997. This increase was primarily due to increases in revenues generated by VM-200's (UHF DAMA stand-alone modems), Starwire(TM) satellite networking systems and Joint Communication Simulator ("JCS") products. These increases were partially offset by a decrease in revenues derived from Enhanced Manpack UHF Terminal ("EMUT") production and UHF DAMA network control stations and modems.

    Revenue from commercial customers grew from $59,000 for the three months ended September 30, 1996 to $2.5 million for the three months ended September 30, 1997. JCS business area revenues grew from $1.1 million for the three months ended September 30, 1996 to $2.1 million for the three months ended September 30, 1997. UHF business area revenues grew from $8.5 million for the three months ended September 30, 1996 to $9.2 million for the three months ended September 30, 1997.

   Gross Profit. Gross profit increased 60.3% from $3.4 million (28.5% of revenues) for the three months ended September 30, 1996 to $5.4 million (34.0% of revenues) for the three months ended September 30, 1997. Gross profit increased as a result of certain long-term contracts realizing higher profits than initial estimates used to recognize revenue on a percent complete basis. In addition, the Company's sales for the three months ended September 30, 1997 were comprised of higher margin products relative to the same quarter of the prior year.

   Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased 43.6% from $1.3 million (10.7% of revenues) for the three months ended September 30, 1996 to $1.8 million (11.5% of revenues) for the three months ended September 30, 1997. The increase in SG&A expenses as a percentage of revenues reflects increased expenditures relating to the introduction and marketing of commercial products, increased business development staff for defense programs, and additional administrative staffing to support the Company's growth. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Certain SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

   Independent Research and Development. Independent Research and Development ("IR&D") expenses increased 57.9% from $1.2 million (9.8% of revenues) for the three months ended September 30, 1996 to $1.8 million (11.5% of revenues) for the three months ended September 30, 1997. This increase resulted primarily from higher IR&D expenses related to the Company's StarWire(TM) DAMA product, which represented approximately 84% of total IR&D for the three months ended September 30, 1997.

   Interest Expense. Interest expense decreased 18.8% from $64,000 for the three months ended September 30, 1996 to $52,000 for the three months ended September 30, 1997. Interest expense relates to loans for the purchase of capital equipment, which are generally four year fixed-rate term loans, and to short-term borrowings under the Company's line of credit to cover working capital requirements. Total outstanding equipment loans were $2.5 million at September 30, 1996 and $2.2 million at September 30, 1997. There were no outstanding borrowings under the Company's line of credit as of September 30, 1996 and 1997.

   Interest Income. Interest income increased from $39,000 for the three months ended September 30, 1996 to $206,000 for the three months ended September 30, 1997. Interest income relates to interest earned on short-term deposits of cash.

   Provision for Income Taxes. The Company's effective income tax rate increased from 35% for the three months ended September 30, 1996 to 37% for the three months ended September 30, 1997. The Company's effective income tax rate increased due to a limitation on qualified research and development expenditures used to calculate the Company's research and development tax credit.


SIX MONTHS ENDED SEPTEMBER 30, 1997 VS. SIX MONTHS ENDED SEPTEMBER 30, 1996

   Revenues. Revenues increased 40.9% from $21.6 million for the six months ended September 30, 1996 to $30.4 million for the six months ended September 30, 1997. This increase was primarily due to increases in revenues generated by VM-200's (UHF DAMA stand-alone modems), Starwire(TM) satellite networking systems and JCS products. These increases were partially offset by a decrease in revenues derived from EMUT production and UHF DAMA network control stations and modems.

    Revenue from commercial customers grew from $200,000 for the six months ended September 30, 1996 to $3.0 million for the six months ended September 30, 1997. JCS business area revenues grew from $1.9 million for the six months ended September 30, 1996 to $5.2 million for the six months ended September 30, 1997. UHF business area revenues grew from $14.9 million for the six months ended September 30, 1996 to $18.3 million for the six months ended September 30, 1997.

   Gross Profit. Gross profit increased 68.6% from $6.2 million (29.0% of revenues) for the six months ended September 30, 1996 to $10.5 million (34.6% of revenues) for the six months ended September 30, 1997. Gross profit increased as a result of certain long-term contracts realizing higher profits then initial estimates used to recognize revenue on a percent complete basis. In addition, the Company's sales for the six months ended September 30, 1997 were comprised of higher margin products relative to the same period of the prior year.

   Selling, General and Administrative Expenses. SG&A expenses increased 56.4% from $2.3 million (10.7% of revenues) for the six months ended September 30, 1996 to $3.6 million (11.9% of revenues) for the six months ended September 30, 1997. The increase in SG&A expenses as a percentage of revenues reflects increased expenditures relating to the introduction and marketing of commercial products, increased business development staff for defense programs, and additional administrative staffing to support the Company's growth.

   Independent Research and Development. IR&D expenses increased 55.7% from $2.2 million (10.3% of revenues) for the six months ended September 30, 1996 to $3.5 million (11.4% of revenues) for the six months ended September 30, 1997. This increase resulted primarily from higher IR&D expenses related to the Company's StarWire(TM) DAMA product, which represented approximately 86% of total IR&D for the six months ended September 30, 1997.

   Interest Expense. Interest expense decreased 19.1% from $125,000 for the six months ended September 30, 1996 to $102,000 for the six months ended September 30, 1997.

   Interest Income. Interest income increased from $69,000 for the six months ended September 30, 1996 to $415,000 for the six months ended September 30, 1997

   Provision for Income Taxes. The Company's effective income tax rate increased from 35% for the six months ended September 30, 1996 to 37% for the six months ended September 30, 1997. The Company's effective income tax rate increased due to a limitation on qualified research and development expenditures used to calculate the Company's research and development tax credit.


BACKLOG

At September 30, 1997, the Company had firm backlog of $74.6 million, of which $61.9 million was funded. The firm backlog of $74.6 million does not include contract options of $26.3 million. Of the $74.6 million in firm backlog, approximately $31 million is expected to be delivered in the fiscal year ending March 31, 1998, $21 million is expected to be delivered in the fiscal year ending March 31, 1999 and the balance is expected to be delivered in the fiscal year ending March 31, 2000 and thereafter. The Company had firm backlog of $78.4 million, of which $67.6 million was funded, not including options of $24.9 million, at March 31, 1997. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A majority of the Company's backlog scheduled for delivery can be terminated at the convenience of the government since orders are often made substantially in advance of delivery, and the Company's contracts typically provide that orders may be terminated with limited or no penalties. In addition, purchase orders may set forth product specifications that would require the Company to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the related purchase order.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily from cash flow from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. Cash provided/(used) by operating activities for the six months ended September 30, 1997 and 1996 was $2.2 million and ($39,000), respectively. The relative increase in cash provided by operating activities for the six months ended September 30, 1997 compared to the same period of the prior year was primarily due to a $1.3 million increase in net income and higher levels of accrued liabilities and lower levels of other assets which were partially offset by higher levels of receivables and inventories. Accrued liabilities increased primarily as a result of an advance received from a customer. Other assets decreased primarily due to the collection of a non-trade receivable. The increase in accounts receivable resulted from an increase in the Company's revenues. Inventory levels increased due to the growing share of revenues derived from production contracts, which required the Company to build inventory levels to support production demands. The Company anticipates that in future periods the level of inventories will be higher than historical levels.

Cash used in investing activities for the six months ended September 30, 1997 and 1996 was $1.6 million and $1.3 million, respectively. The increase was the result of purchases of property and equipment, primarily consisting of test equipment and computers.

Cash provided by financing activities for the six months ended September 30, 1997 and 1996 was $19,000 and $188,000, respectively. This decrease was the result of net notes payable repayments of $341,000 which were offset by $360,000 received for the purchase of the Company's Common Stock.

At September 30, 1997, the Company had $13.3 million in cash and cash equivalents, $22.3 million in working capital and $2.2 million in long-term debt, which consisted of equipment financing. The Company had a zero balance under its line of credit at September 30, 1997.

The Company's credit facility with Union Bank includes a $6.0 million line of credit and $4.5 million in commitments for equipment financing. The line of credit allows the Company to borrow, for general working capital purposes, the greater of $2.0 million or 80% of eligible accounts receivable plus 50% of the Company's eligible inventory. At the Company's option, interest accrues either at the bank's prime rate or at the bank's LIBOR rate plus 1.75%. The credit facility expires on September 15, 1998. The Company is required to pay a fee equal to 0.09% of the unused portion of the line of credit on a quarterly basis.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

                           PART II - OTHER INFORMATION



ITEM. 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     The Company held its Annual Meeting of Stockholders on August 13, 1997.

(b) The matters voted upon at the meeting and the votes cast with respect thereto were as follows:

        1.     Election of Director

                                  Votes      Votes                    Broker
         Nominee for Director   Cast For    Withheld  Abstentions    Non-Votes
         ---------------------  ---------   --------  -----------    ---------
         Dr. Robert W.          6,234,106    5,050         --           --
         Johnson


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit 11.1 - Computation of Earnings Per Share
        Exhibit 27.1 - Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 VIASAT, INC.






Date: November 13, 1997          /s/    Mark D. Dankberg
                                        ----------------
                                        MARK D. DANKBERG
                                        President
                                        Chief Executive Officer






                                 /s/    Gregory D. Monahan
                                        ----------------
                                        GREGORY D. MONAHAN
                                        Vice President & General Counsel
                                        Chief Financial Officer