Form 10-Q
period 1997-12-31
VIASAT INC
filed 1998-02-13
CIK 797721

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1997.

        or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ____________ to____________.

                        Commission File Number (0-21767)


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


        The number of shares outstanding of the issuer's common stock, $.0001 par value, as of January 31, 1998 was 7,845,524.

                                  VIASAT, INC.
                                      INDEX



                                                                                  PAGE
                                                                                  ----
PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Balance Sheet at December 31, 1997 and
                      March 31, 1997                                                2

                 Condensed Statement of Income for the three and nine
                      months ended December 31, 1997 and 1996                       3

                 Condensed Statement of Cash Flows for the nine  months
                      ended December 31, 1997 and 1996                              4

                 Condensed Statement of  Stockholders' Equity for the nine
                      months ended December 31, 1997                                5

                 Notes to Condensed Financial Statements                            6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                9

        Item 3.  Quantitative and Qualitative Disclosures About Market
                 Risk                                                              12


PART II.       OTHER INFORMATION

        Item 4.  Submission of Matters to a Vote of Security Holders               13

        Item 6.  Exhibits and Reports on Form 8-K                                  13

                                  VIASAT, INC.
                             CONDENSED BALANCE SHEET


                                                          DECEMBER 31,         MARCH 31,
                                                              1997               1997
                                                          ------------       ------------
                                                           (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                               $ 13,071,000       $ 12,673,000
  Accounts receivable                                       15,279,000         10,315,000
  Inventory                                                  5,058,000          4,478,000
  Deferred income taxes                                      1,495,000            863,000
  Other current assets                                         419,000          1,825,000
                                                          ------------       ------------
     Total current assets                                   35,322,000         30,154,000
Property and equipment, net                                  6,810,000          5,085,000
Other assets                                                   462,000            435,000
                                                          ------------       ------------

          Total assets                                    $ 42,594,000       $ 35,674,000
                                                          ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $  5,187,000       $  4,844,000
  Accrued liabilities                                        6,201,000          3,769,000
  Current portion of notes payable                           1,037,000          1,135,000
                                                          ------------       ------------
     Total current liabilities                              12,425,000          9,748,000
                                                          ------------       ------------
Notes payable                                                1,269,000          1,428,000
Other liabilities                                              936,000            879,000
                                                          ------------       ------------
     Total long-term liabilities                             2,205,000          2,307,000
                                                          ------------       ------------

Contingencies (Note 8)

Stockholders' equity:
  Common stock                                                  81,000             81,000
  Paid in capital                                           16,580,000         16,044,000
  Stockholders' notes receivable                                                  (80,000)
  Retained earnings                                         11,303,000          7,574,000
                                                          ------------       ------------
     Total stockholders' equity                             27,964,000         23,619,000
                                                          ------------       ------------

          Total liabilities and stockholders' equity      $ 42,594,000       $ 35,674,000
                                                          ============       ============



            See accompanying notes to condensed financial statements

                                  VIASAT, INC.

                          CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)


                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                             DECEMBER 31,                      DECEMBER 31,
                                    -----------------------------     -----------------------------
                                        1997             1996             1997             1996
                                    ------------     ------------     ------------     ------------
Revenues                            $ 15,991,000     $ 12,079,000     $ 46,398,000     $ 33,661,000
Cost of revenues                      10,234,000        8,247,000       30,106,000       23,580,000
                                    ------------     ------------     ------------     ------------
  Gross profit                         5,757,000        3,832,000       16,292,000       10,081,000
Operating expenses:
  Selling, general and
     administrative                    1,866,000        1,160,000        5,482,000        3,472,000
  Independent research and
     development                       1,885,000        1,384,000        5,338,000        3,602,000
                                    ------------     ------------     ------------     ------------
Income from operations                 2,006,000        1,288,000        5,472,000        3,007,000
Other income (expense):
     Interest income                     189,000           80,000          604,000          149,000
     Interest expense                    (55,000)         (61,000)        (157,000)        (187,000)
                                    ------------     ------------     ------------     ------------
Income before income taxes             2,140,000        1,307,000        5,919,000        2,969,000
Provision  for income taxes              789,000          454,000        2,190,000        1,034,000
                                    ------------     ------------     ------------     ------------
Net income                          $  1,351,000     $    853,000     $  3,729,000     $  1,935,000
                                    ============     ============     ============     ============


Basic net income per share          $        .17     $        .13     $        .48     $        .32
                                    ============     ============     ============     ============

Diluted net income per share        $        .16     $        .13     $        .46     $        .31
                                    ============     ============     ============     ============

Basic common equivalent shares         7,810,233        6,426,022        7,781,976        6,098,790
                                    ============     ============     ============     ============

Diluted common equivalent shares       8,214,789        6,652,228        8,164,806        6,290,700
                                    ============     ============     ============     ============



            See accompanying notes to condensed financial statements.

                                  VIASAT, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                    NINE MONTHS ENDED
                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                   1997               1996
                                                              ------------       ------------
Cash flows from operating activities:
  Net income                                                  $  3,729,000       $  1,935,000
  Adjustments to reconcile net income
    to net cash provided by (used) in operating
    activities:
    Depreciation                                                 1,509,000            972,000
    Deferred income taxes                                         (633,000)          (560,000)
  Increase (decrease) in cash resulting from changes in:
    Accounts receivable                                         (4,964,000)        (1,528,000)
    Inventory                                                     (580,000)        (3,738,000)
    Other assets                                                 1,380,000           (216,000)
    Accounts payable                                               343,000              4,000
    Accrued liabilities                                          2,432,000          1,263,000
    Other liabilities                                               57,000            372,000
                                                              ------------       ------------

     Net cash provided by (used in) operating
       activities                                                3,273,000         (1,496,000)
                                                              ------------       ------------

Cash flows from investing activities:
  Purchases of property and equipment                           (3,234,000)        (2,012,000)
                                                              ------------       ------------

Cash flows from financing activities:
  Proceeds from issuance of notes payable                          878,000            462,000
  Repayment of notes payable                                    (1,135,000)          (565,000)
  Proceeds from issuance of common stock                           616,000         15,137,000
                                                              ------------       ------------

   Net cash provided by financing activities                       359,000         15,034,000
                                                              ------------       ------------

Net increase in cash and cash equivalents                          398,000         11,526,000

Cash and cash equivalents at beginning of period                12,673,000          2,297,000
                                                              ------------       ------------

Cash and cash equivalents at end of period                    $ 13,071,000       $ 13,823,000
                                                              ============       ============

Supplemental information:
  Cash paid for interest                                      $    157,000       $    187,000
                                                              ============       ============
  Cash paid for income taxes                                  $  2,144,000       $  1,291,000
                                                              ============       ============



            See accompanying notes to condensed financial statements

                                  VIASAT, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                           COMMON  STOCK
                                     ------------------------                 STOCKHOLDERS'
                                      NUMBER OF                    PAID IN        NOTES           RETAINED
                                       SHARES        AMOUNT        CAPITAL      RECEIVABLE        EARNINGS
                                     ---------    -----------    -----------    -----------     -----------
Balance at March 31, 1997            7,742,274    $    81,000    $16,044,000    $   (80,000)    $ 7,574,000

  Purchase of common stock              95,783                       536,000

  Payment for shares subscribed                                                      80,000


  Net income                                                                                      3,729,000
                                     ---------    -----------    -----------    -----------     -----------
Balance at December 31, 1997         7,838,057    $    81,000    $16,580,000    $      --       $11,303,000
                                     =========    ===========    ===========    ===========     ===========









            See accompanying notes to condensed financial statements.

                                  VIASAT, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 1997 and the condensed statements of income and of cash flows for the three and nine month periods ended December 31, 1997 and 1996, and the statement of stockholders' equity for the nine months ended December 31, 1997 have been prepared by ViaSat, Inc. (the "Company"), and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 1997 included in the Company's 1997 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

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

NOTE 4 - INVESTMENTS

At December 31, 1997, the Company held investments in investment grade securities with maturities of three months or less. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has included these securities, net of amortization, in cash and cash equivalents and has designated them as held to maturity.

NOTE 5 - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which establishes new standards for computing earnings per share and which became effective for financial statements for periods ending after December 31, 1997, including interim periods. Under the new requirements, historically reported "primary" and "fully diluted" earnings per share have been replaced with "basic" and "diluted" earnings per share.

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of

                                  VIASAT, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



common shares outstanding and dilutive common stock equivalents during the period. Common stock equivalents are options granted under the Company's stock option plans which are included in the earnings per share calculations using the treasury stock method and common shares expected to be issued under the Company's employee stock purchase plan.

Common stock equivalents of 404,556 and 226,206 shares for the three months ending December 31, 1997 and 1996 were used to calculate diluted earnings per share. Common stock equivalents of 382,830 and 191,910 shares for the nine months ending December 31, 1997 and 1996 were used to calculate diluted earnings per share. There are no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented.


NOTE 6 - COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

                                            DECEMBER 31,       MARCH 31,
                                                1997             1997
                                            -----------      -----------
                                            (UNAUDITED)
         Accounts receivable:
           Billed                           $11,299,000      $ 6,860,000
           Unbilled                           3,980,000        3,455,000
                                            -----------      -----------
                                            $15,729,000      $10,315,000
                                            ===========      ===========

         Inventory:
           Raw materials                    $ 1,972,000      $ 1,418,000
           Work in process                    2,755,000        2,662,000
           Finished goods                       332,000          398,000
                                            -----------      -----------
                                            $ 5,058,000      $ 4,478,000
                                            ===========      ===========
         Accrued liabilities:
           Collections in excess of
             revenues                       $ 1,890,000      $   355,000
           Current portion of warranty
             reserve                          1,279,000          806,000
           Income taxes payable                 929,000          252,000
           Accrued vacation                     802,000          821,000
           Accrued 401(k) matching
             contribution                       569,000          553,000
           Accrued bonus                        480,000          762,000
           Other                                252,000          220,000
                                            -----------      -----------
                                            $ 6,201,000      $ 3,769,000
                                            ===========      ===========

                                  VIASAT, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 7 -  INCOME TAXES

The provision (benefit) for income taxes is as follows:

                                                       NINE MONTHS
                                                    ENDED DECEMBER 31,
                                              -----------------------------
                                                  1997              1996
                                              -----------       -----------
                                              (UNAUDITED)       (UNAUDITED)
         Current tax provision:
           Federal                            $ 2,312,000       $ 1,291,000
           State                                  509,000           304,000
                                              -----------       -----------
                                                2,821,000         1,595,000
                                              -----------       -----------
         Deferred tax provision:
           Federal                               (528,000)         (443,000)
           State                                 (103,000)         (118,000)
                                              -----------       -----------
                                                 (630,000)         (561,000)
                                              -----------       -----------
              Total provision for income
                 Taxes                        $ 2,190,000       $ 1,034,000
                                              ===========       ===========

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                            DECEMBER 31,      MARCH 31,
                                                1997            1997
                                             ----------      ----------
                                             (UNAUDITED)
         Deferred tax assets:
           Warranty reserve                  $  738,000      $  528,000
           Accrued vacation                     320,000         247,000
           Inventory reserve                    336,000         280,000
           Other                                497,000         203,000
                                             ----------      ----------
              Total deferred tax assets      $1,891,000      $1,258,000
                                             ==========      ==========


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

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                 DECEMBER 31,          DECEMBER 31,
                                               ---------------       ---------------
                                               1997       1996       1997       1996
                                               ----       ----       ----       ----
Revenue                                       100.0      100.0      100.0      100.0
Cost of revenue                                64.0       68.3       64.9       70.1
                                              -----      -----      -----      -----
Gross profit                                   36.0       31.7       35.1       29.9
Operating expenses:
  Selling, general, and administrative         11.7        9.6       11.8       10.3
  Independent research and development         11.8       11.5       11.5       10.7
                                              -----      -----      -----      -----
Income from operations                         12.5       10.7       11.8        8.9
Income before income taxes                     13.4       10.8       12.8        8.8
Net income                                      8.4        7.1        8.0        5.7


THREE MONTHS ENDED DECEMBER 31, 1997 VS. THREE MONTHS ENDED DECEMBER 31, 1996

   Revenues. Revenues increased 32.4% from $12.1 million for the three months ended December 31, 1996 to $16.0 million for the three months ended December 31, 1997. This increase was primarily due to increases in revenues generated by VM-200's (UHF DAMA stand-alone modems), Starwire(R) satellite networking systems and Joint Communication Simulator ("JCS") products. These increases were partially offset by a decrease in revenues derived from Enhanced Manpack UHF Terminal ("EMUT") production and UHF DAMA network control stations and modems.

    Revenue from commercial customers grew from $642,000 for the three months ended December 31, 1996 to $2.5 million for the three months ended December 31, 1997. JCS business area revenues grew from $1.1 million for the three months ended December 31, 1996 to $2.3 million for the three months ended December 31, 1997. UHF business area revenues grew from $7.6 million for the three months ended December 31, 1996 to $7.8 million for the three months ended December 31, 1997.

   Gross Profit. Gross profit increased 24.1% from $3.8 million (31.7% of revenues) for the three months ended December 31, 1996 to $5.8 million (36.0% of revenues) for the three months ended December 31, 1997. The increase in gross profit was primarily the result of a larger content of higher margin products in the Company's sales for the three months ended December 31, 1997 relative to the same quarter of the prior year. In addition, certain long-term contracts realized higher profits than initial estimates used to recognize revenue on a percent complete basis.

   Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased 60.9% from $1.2 million (9.6% of revenues) for the three months ended December 31, 1996 to $1.9 million (11.7% of revenues) for the three months ended December 31, 1997. The increase in SG&A expenses as a percentage of revenues reflects increased expenditures relating to the introduction and marketing of commercial products, increased business development staff for defense programs, and additional administrative staffing to support the Company's growth. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Certain SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

   Independent Research and Development. Independent Research and Development ("IR&D") expenses increased 36.2% from $1.4 million (11.5% of revenues) for the three months ended December 31, 1996 to $1.9 million (11.8% of revenues) for the three months ended December 31, 1997. This increase resulted primarily from higher IR&D expenses related to the Company's StarWire(R) DAMA product, which represented approximately 90.2% of total IR&D for the three months ended December 31, 1997.

   Interest Expense. Interest expense decreased 9.8% from $61,000 for the three months ended December 31, 1996 to $55,000 for the three months ended December 31, 1997. Interest expense relates to loans for the purchase of capital equipment, which are generally four year fixed-rate term loans, and to short-term borrowings under the Company's line of credit to cover working capital requirements. Total outstanding equipment loans were $2.4 million at December 31, 1996 and $2.3 million at December 31, 1997. There were no outstanding borrowings under the Company's line of credit as of December 31, 1996 and 1997.

   Interest Income. Interest income increased from $80,000 for the three months ended December 31, 1996 to $189,000 for the three months ended December 31, 1997. Interest income relates to interest earned on short-term deposits of cash.

   Provision for Income Taxes. The Company's effective income tax rate increased from 35% for the three months ended December 31, 1996 to 37% for the three months ended December 31, 1997. The Company's effective income tax rate increased due to a limitation on qualified research and development expenditures used to calculate the Company's research and development tax credit.


NINE MONTHS ENDED DECEMBER 31, 1997 VS. NINE MONTHS ENDED DECEMBER 31, 1996

   Revenues. Revenues increased 37.8% from $33.7 million for the nine months ended December 31, 1996 to $46.4 million for the nine months ended December 31, 1997. This increase was primarily due to increases in revenues generated by VM-200's (UHF DAMA stand-alone modems), Starwire(R) satellite networking systems and JCS products. These increases were partially offset by a decrease in revenues derived from EMUT production and UHF DAMA network control stations and modems.

    JCS business area revenues grew from $3.0 million for the nine months ended December 31, 1996 to $7.6 million for the nine months ended December 31, 1997. Revenue from commercial customers grew from $902,000 for the nine months ended December 31, 1996 to $5.5 million for the nine months ended December 31, 1997. UHF business area revenues grew from $23.0 million for the nine months ended December 31, 1996 to $26.1 million for the nine months ended December 31, 1997.

   Gross Profit. Gross profit increased 61.6% from $10.1 million (29.9% of revenues) for the nine months ended December 31, 1996 to $16.3 million (35.1% of revenues) for the nine months ended December 31, 1997. Gross profit increased as a result of certain long-term contracts realizing higher profits then initial estimates used to recognize revenue on a percent complete basis. In addition, the Company's sales for the nine months ended December 31, 1997 were comprised of higher margin products relative to the same period of the prior year.

   Selling, General and Administrative Expenses. SG&A expenses increased 57.9% from $3.5 million (10.3% of revenues) for the nine months ended December 31, 1996 to $5.5 million (11.8% of revenues) for the nine months ended December 31, 1997. The increase in SG&A expenses as a percentage of revenues reflects increased expenditures relating to the introduction and marketing of commercial products, increased business development staff for defense programs, and additional administrative staffing to support the Company's growth.

   Independent Research and Development. IR&D expenses increased 48.2% from $3.6 million (10.7% of revenues) for the nine months ended December 31, 1996 to $5.4 million (11.5% of revenues) for the nine months ended December 31, 1997. This increase resulted primarily from higher IR&D expenses related to the Company's StarWire(R) DAMA product, which represented approximately 89.6% of total IR&D for the nine months ended December 31, 1997.

   Interest Expense. Interest expense decreased 19.1% from $187,000 for the nine months ended December 31, 1996 to $157,000 for the nine months ended December 31, 1997.

   Interest Income. Interest income increased from $149,000 for the nine months ended December 31, 1996 to $604,000 for the nine months ended December 31, 1997

   Provision for Income Taxes. The Company's effective income tax rate increased from 35% for the nine months ended December 31, 1996 to 37% for the nine months ended December 31, 1997. The Company's effective income tax rate increased due to a limitation on qualified research and development expenditures used to calculate the Company's research and development tax credit.


BACKLOG

At December 31, 1997, the Company had firm backlog of $67.0 million, of which $51.9 million was funded. The firm backlog of $67.0 million does not include contract options of $24.3 million. Of the $67.0 million in firm backlog, approximately $18 million is expected to be delivered in the fiscal year ending March 31, 1998, $35 million is expected to be delivered in the fiscal year ending March 31, 1999 and the balance is expected to be delivered in the fiscal year ending March 31, 2000 and thereafter. The Company had firm backlog of $78.4 million, of which $67.6 million was funded, not including options of $24.9 million, at March 31, 1997. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A majority of the Company's backlog scheduled for delivery can be terminated at the convenience of the government since orders are often made substantially in advance of delivery, and the Company's contracts typically provide that orders may be terminated with limited or no penalties. In addition, purchase orders may set forth product specifications that would require the Company to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the related purchase order.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily from cash flow from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. Cash provided/(used) by operating activities for the nine months ended December 31, 1997 and 1996 was $3.3 million and ($1.5) million, respectively. The relative increase in cash provided by operating activities for the nine months ended December 31, 1997 compared to the same period of the prior year was primarily due to a $1.8 million increase in net income and higher levels of accrued liabilities and lower levels of other assets which were partially offset by higher levels of receivables and inventories. Accrued liabilities increased primarily as a result of an advance received from a customer. Other assets decreased primarily due to the collection of a non-trade receivable. The increase in accounts receivable resulted from an increase in the Company's revenues. Inventory levels increased due to the growing share of revenues derived from production contracts, which require the Company to build inventory levels to support production demands. The Company anticipates that in future periods the level of inventories will be higher than historical levels.

Cash used in investing activities for the nine months ended December 31, 1997 and 1996 was $3.2 million and $2.0 million, respectively. The increase was the result of purchases of property and equipment, primarily consisting of test equipment and computers.

Cash provided by financing activities for the nine months ended December 31, 1997 and 1996 was $359,000 and $15.1 million, respectively. This decrease was primarily the result of $15.1 million of capital raised in the Company's initial public offering which closed in December 1996.

At December 31, 1997, the Company had $13.3 million in cash and cash equivalents, $20.4 million in working capital and $2.6 million in long-term debt, which consisted of equipment financing. The Company had a zero balance under its line of credit at December 31, 1997.

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

(b) The Company filed no reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VIASAT, INC.






Date: February 13, 1998                /s/    Mark D. Dankberg
                                              -----------------------------
                                              MARK D. DANKBERG
                                              President
                                              Chief Executive Officer





                                       /s/    Gregory D. Monahan
                                              -----------------------------
                                              GREGORY D. MONAHAN
                                              Vice President & General Counsel
                                              Chief Financial Officer