Form 10-K
period 1998-03-31
VIASAT INC
filed 1998-06-29
CIK 797721

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998
                                       or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 16, 1998 was approximately $86,389,958 (based on the closing price for shares of the registrant's Common Stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, $.0001 par value, as of June 16, 1998 was 7,925,526.

                       DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 1998 Annual Meeting are incorporated herein by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended March 31, 1998.

     Certain exhibits filed with the registrant's Registration Statement on Form S-1 (File No. 333-13183), as amended, and Annual Report on Form 10-K for the fiscal year ended March 31, 1997, are incorporated by reference into Part IV of this Report.




                                  VIASAT, INC.

                                    FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                      INDEX

PART I                                                                             Page
                                                                                   ----
   Item 1.     Business                                                             1
   Item 2.     Properties                                                           28
   Item 3.     Legal Proceedings                                                    28
   Item 4.     Submission of Matters to a Vote of Security Holders                  28

PART II
   Item 5.     Market for the Registrant's Common Stock and Related                 29
               Stockholder Matters
   Item 6.     Selected Financial Data                                              30
   Item 7.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                31
   Item 7A.    Quantitative and Qualitative Disclosures About Market Risk           35
   Item 8.     Financial Statements                                                 35
   Item 9.     Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosures                                                35
PART III
   Item 10.    Directors and Executive Officers of the Registrant                   36
   Item 11.    Executive Compensation                                               36
   Item 12.    Security Ownership of Certain Beneficial Owners and Management       36
   Item 13.    Certain Relationships and Related Transactions                       36

PART IV
   Item 14.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K    37
   Glossary of Selected Terms                                                       41
   Signatures                                                                       43

                                     PART I

ITEM 1. BUSINESS

        Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. ViaSat, Inc. ("ViaSat" or the "Company") future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not specifically limited to, timely product development, variation of royalty, license and other revenues, failure to satisfy performance obligations, uncertainty regarding the Company's patents and property rights (including the risk that the Company may be forced to engage in costly litigation to protect such patents and rights and the material adverse consequences to the Company if there were an unfavorable outcome of any such litigation), difficulties in obtaining components needed for the production of wireless equipment and changes in economic conditions of various markets the Company serves, as well as the other risks detailed in this section, in particular under the heading Risk Factors. See "Glossary of Selected Terms" for definitions of certain terms used in this Report.

INTRODUCTION

     ViaSat designs, produces and markets advanced digital satellite telecommunications and wireless signal processing equipment. The Company has achieved twelve consecutive years of internally generated revenue growth and eleven consecutive years of profitability, primarily through defense-related applications. More recently, the Company has been developing and marketing its technology through strategic alliances for emerging commercial markets, such as rural telephony, alternative carrier access and Internet/Intranet access by satellite to multiple servers. ViaSat is a leading provider of Demand Assigned Multiple Access ("DAMA") technology, which allows a large number of Very Small Aperture Terminal ("VSAT") subscribers to economically share common satellite transponders for high-performance voice, fax or data communications.

     The Company believes that DAMA satellite technology is superior to other existing VSAT networking technologies for many important applications. The existing Time Division Multiplex/Time Division Multiple Access ("TDM/TDMA") networking technology features a "hub and spoke" architecture which requires all transmissions to be routed through a central terrestrial hub. Unlike TDM/TDMA systems, DAMA provides direct, on-demand switched networking capabilities which do not require a terrestrial hub and allow faster and more efficient use of expensive satellite transponder resources. In addition, the Company believes that its DAMA products, commercially marketed under the tradename StarWire, offer greater network flexibility and permit up to 50% greater satellite capacity than competing DAMA systems. See "-- The ViaSat Advantage" and "-- Technology."

     ViaSat's DAMA products include satellite modems, networking processors and network control systems for managing large numbers of network subscribers. The Company's DAMA technology consists of proprietary real-time firmware and software designed to run on industry-standard digital signal processors. The Company also has developed DAMA network control software that operates on Intel based personal computers running Windows NT(TM) operating systems. The Company's DAMA technology operates on satellites in the military UHF and SHF frequency bands, and commercial C and Ku bands. In addition to DAMA products, the Company offers network information security products, communications simulation and test equipment, and spread spectrum digital radios for satellite and terrestrial data networks.

RECENT DEVELOPMENTS

     During the fiscal year ended March 31, 1998, the Company executed existing critical government UHF satellite contracts, and also established significant milestones in other important government markets including TCP/IP-based network encryption, digital anti-jam radios, and communications simulation. In addition, the Company made considerable investments in commercial satellite networking and achieved significant revenue growth in that area, while capturing new applications and geographic markets. Some specific highlights follow:

        o Final installation, testing and commissioning of the worldwide 5 kHz UHF DAMA satellite network control system for the Department of Defense ("DOD"). The completion of the network control system enables deployment of UHF DAMA satellite terminals by ground, air, and sea forces.

        o First production deliveries of the QDC-100 UHF Satellite Antenna Processing units delivered to Lockheed Martin for installation on US Navy P3 Aircraft.

        o Initial DOD order for 600 copies of ViaSat eMail Messaging Software, a new program for sending email-like communications over satellite and wireless channels using the Windows(R) operating system.

        o First international orders for ViaSat UHF DAMA satellite modems from US allies -- Australia, Canada, New Zealand, and the UK.

        o Selection by the U.S. Navy as a candidate supplier of production quantities of Multifunction Information Distribution System
                (MIDS) terminals, via a $5 million agreement for the MIDS Production Readiness Program.

        o Continued growth in our Communication Simulation business area with a $15.4 million award from Lockheed Martin Aerospace Systems.

        o First production order, valued at $2.5 million, for STAR portable satellite communication terminals.

        o Initial over-the-air satellite testing of ViaSat's patented Paired Carrier Multiple Access (PCMA) -- the company's new bandwidth re-use technology. Depending on the application, this technique can as much as double the bandwidth efficiency of two-way satellite links. The Company does not project any significant near-term financial benefit from this technology, but believes it can provide a meaningful competitive advantage once it is incorporated into the Company's products.

        o Introduction of new features for the Company's StarWire DAMA satellite networks, including integrated Demand Assigned Internet Protocol (IP) routing capabilities. The Company deployed a U.S. system for backup and congestion relief of a terrestrial frame-relay network.

        o The National Security Agency certified that ViaSat's Embeddable INFOSEC Product (EIP) can be used to secure U.S. Government classified data up through Top Secret. EIP enables users to securely transmit information through non-secure, packet networks such as the Internet.

INDUSTRY BACKGROUND

        A broad array of new consumer, business and government markets, as well as the development of new technologies, have driven the significant expansion of the wireless communications industry. In addition to common consumer applications such as paging, cellular telephony and new Personal Communications Services ("PCS"), there is a wide range of other specialized terrestrial and space-based wireless applications. Such wireless applications include government fixed and mobile wireless networking and commercial fixed-site, switched satellite services, ViaSat's principal lines of business. The growth in software-intensive wireless equipment markets stems from, among other things, increasing dependence on voice and data networks of all types, regulatory reform, advances in technology, decreasing costs of equipment and services, economic growth in developing nations, the increasing importance of communications infrastructure as a catalyst of economic growth, and increasing user acceptance of and confidence in wireless solutions. This growth in wireless equipment markets corresponds to a transition away from mere point to point radio links connecting remote or mobile users towards offering more comprehensive wireless network services. Market demands for wireless services are being addressed by both terrestrial- and satellite-based systems.

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

        o REAL-TIME DIGITAL SIGNAL PROCESSING FIRMWARE. The Company's technology involves extensive use of real-time digital signal processing firmware to implement both signal processing and DAMA networking protocol functions. This approach was developed and proven under several government programs, especially UHF DAMA. The Company believes that digital signal processing firmware offers great flexibility in adding new features, because it allows modification without more expensive hardware changes, and that product costs should decrease if prices of Texas Instruments digital signal processing chips and associated peripherals continue to decline. The Company's digital signal processing design allows common hardware to be applied to both government and commercial markets.

                o WINDOWS NT(TM)-BASED NETWORK CONTROL. ViaSat believes that it is a leader in using an Intel PC/Windows NT(TM) computer platform for its network control system. ViaSat developed and proved Windows NT(TM) as a viable network control platform under government funded UHF and SHF DAMA programs.

CAPACITY

ViaSat's narrow-spacing technology, developed during the course of its government DAMA contracts, results in less unused bandwidth between voice channels than other DAMA systems.

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

        DEVELOP BROAD BASE OF INNOVATIVE PROPRIETARY PRODUCTS. The Company's strategy is to continue to develop and market to both defense and commercial customers a broad variety of signal processing and networking software products. The Company has over 160 research engineers on staff and emphasizes offering technologically-superior products. The Company generally retains certain proprietary rights from the government-funded research and development of its defense products and is also devoting a significant amount of its own resources to independent product development.

        DEVELOP STRATEGIC ALLIANCES. The Company's strategy is to develop strategic alliances with leading prime defense contractors and major international telecommunications companies and equipment suppliers. The Company targets those companies whose financial and technological resources and established customer bases allow them to jointly introduce new technologies and penetrate new markets sooner and at a lower cost than the Company could alone. The Company has entered into strategic alliances with defense companies, such as Raytheon Systems Company, formerly Hughes Defense Communications ("Raytheon Systems Company"), Lockheed Martin Corporation ("Lockheed Martin"), and ITT Industries, Inc., Aerospace/Communications Division, and commercial telecommunications companies, such as Hutchison Corporate Access (HK) Limited ("Hutchison Telecommunications"), and HCL Comnet Systems and Services Limited ("HCL Comnet").

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

        CAPACITY LIMITATIONS AND COSTS

        o The TDM/TDMA hub and spoke architecture is primarily designed for rapid service for sporadic, short, burst transactions between a remote site and a mainframe computer. The hubs typically only support a maximum instantaneous aggregate data rate of 256 kbps to approximately 1 Mbps divided among the entire subscriber population (often several thousand terminals). This is a severe bottleneck for sustained circuit-type services like telephony, fax or peer-to-peer file transfers, which often dominate when the VSAT becomes the primary communication means for a site, as in telephony uses. In contrast, a comparable DAMA system has a much higher aggregate capacity. For small networks the TDM/TDMA hub performance is not a capacity bottleneck, but the typical hub price of approximately $1.0 million, amortized over a small number of subscribers, is usually prohibitively expensive. The equipment cost for a comparable DAMA system for voice use, in contrast, would be significantly less.

        TRANSMISSION TIME

        o The hub and spoke architecture requires all calls (voice or data) between two remote nodes to be routed through the hub. This causes each call to traverse two separate satellite hops in each direction (remote A-to-satellite-to-hub and then hub-to-satellite-to-remote B, with the return path from remote B to remote A also traversing two satellite hops). The additional time delay due to the extra satellite hops is striking for voice communications and is unacceptable to many users. Plus, the two satellite hops consume more expensive transponder resources per call than a single hop DAMA connection.

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

        NON-DAMA TECHNOLOGY. The Company offers products outside of DAMA and satellite communications that benefit from the Company's wireless networking software and related technology. Important non-DAMA applications include:

        o Spread spectrum digital radios for real-time tactical data networks among ground and airborne users. The MIDS radio system builds on the Company's software, firmware and hardware technology. The government is investing in "digitized battlefield" communications in an effort to obtain greater effectiveness from expensive tactical aircraft.

        o Information security modules that encrypt classified information that can be broadcasted and routed across unclassified wired or wireless networks. This technology allows the government to make better use of commercial networks for securely transmitting classified information.

        o Equipment that tests wireless receivers in the presence of complex, simulated radio wave environments. This technology allows the government to thoroughly test sophisticated airborne radio equipment without expensive flight exercises.

GOVERNMENT MARKETS, PRODUCTS AND CUSTOMERS

        GOVERNMENT MARKETS. The Company believes it has an opportunity to build on its government DAMA technology, software, hardware design and manufacturing base to capture significant revenues in the government markets.

        UHF DAMA MARKETS.The Company is considered a leader in the UHF DAMA market. The Company believes its DAMA manpack subcontract is the largest outstanding DAMA contract in terms of quantity of units sold. The Company also believes that it was the first to develop and market a stand-alone airborne DAMA modem. The DOD requires all UHF satellite communications terminals to meet open DAMA standards. This mandate has helped stimulate the UHF DAMA market. ViaSat is active in the following business segments:

        o UHF DAMA NETWORK CONTROL INFRASTRUCTURE. Viasat has completed several contracts with the U.S. Air Force for development, production, installation and support for four global network control system sites. Each site serves as a primary controller for seven channels and as an alternate for seven channels. Each satellite has 38 channels, offering a potential market for additional production, installation and support services.

        o MANPACK TERMINALS. ViaSat has a contract with Raytheon Systems Company for over 7,000 DAMA modems for manpacks. As of March 31, 1998, the funded contract value was $39.5 million, of which $23.1 million had been delivered.

        o AIRBORNE DAMA TERMINALS. The 5 kHz channel DAMA protocols were designed to support U.S. Air Force aircraft. The U.S. Navy is also a major user of airborne UHF terminals. ViaSat equipment has been designed into a number of platforms, including P-3, S-3, Air Force One, ES-3, Tomahawk cruise missiles and others.

        o INTERNATIONAL UHF DAMA MARKET. Cooperative efforts among multiple nations, such as in the Gulf War and Bosnia, require that allies have a standard communications platform. There are requirements for some units of NATO and other allies to have UHF DAMA capable satellite terminals.

        The Company's strategy includes actively working to expand the UHF DAMA market as a whole, while sustaining its leading market share. Increasing the market means extending UHF satellite communications capability to new users. UHF satellite communications access and market size is limited in the following ways:

        o AVAILABILITY OF SATELLITE CAPACITY. Without DAMA, many users are denied access because higher priorities consume all channels. DAMA expands capacity. The Company anticipates increases in the UHF market, versus pre-DAMA levels, over the next seven years due to pent-up demand for service.

        o EQUIPMENT SIZE AND WEIGHT. Most users are mobile and thus size and weight sensitive. They carry equipment in back-packs, or airframes where communication gear displaces weapons or mission critical payloads. Easier to carry, smaller, lighter equipment may expand the market beyond a core group who require DAMA to complete their mission.

        o EQUIPMENT PRICE. The Company believes that the UHF DAMA market can expand by reducing the price of DAMA equipment. Embedded DAMA radios are less expensive than stand-alone models, and offer reduced size and weight.

        o IMPROVED DAMA SUBSCRIBER SERVICES. The current DAMA system is a data "pipe." The Company anticipates that demand for DAMA can grow by increasing the value of the content sent over the pipes. Several areas are being explored, including improved secure voice quality, increased message routing capability, higher data rates and improved service set-up times.

        o DAMA SIGNAL PROCESSING. Airborne DAMA is currently limited to large, slow aircraft for surveillance, airlift, command and control, or similar missions. High performance aircraft are excluded because current satellite communications antennas degrade mission performance or safety. A promising solution is to use low profile, conformal antennas with active antenna combiners. The Company has a contract for such active antenna combiners with Lockheed Martin which, if successful, opens the possibility of extending the UHF DAMA market to high performance aircraft, potentially resulting in an increase of up to 100% in the airborne DAMA market.

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

        TRI-BAND DAMA MARKETS. The U.S. government is a major consumer of leased commercial satellite capacity in the C and Ku bands. Since satellite availability is limited, the government has specified the purchase of "tri-band" terminals (i.e., terminals which can operate on any of three bands, SHF (X band), C or Ku band). This makes it easier for subscribers to use available capacity in any band, as a function of time and location. The government established the Commercial Satellite Communications Initiative program to manage:

        o       Long term leases for commercial satellite transponders.

        o       Contracts to purchase tri-band satellite terminals.

        o Bandwidth Management Centers to act as network controllers for the tri-band terminals.

        The DOD is planning to define an "open" standard for DAMA in SHF and commercial satellite bands. The government owns and operates the Defense Satellite Communication System constellation at SHF. Bandwidth at SHF is much greater than at UHF -- over 200 MHz per satellite compared to less than 2 MHz at UHF. Still, SHF capacity is limited and could be improved via DAMA. More effective SHF use should reduce the government's monthly lease on commercial satellites used for overflow. The potential market for SHF DAMA capable terminals may be as large as that for UHF DAMA terminals.

        Extending DAMA to commercial satellites increases the bandwidth available for government users. Increased bandwidth should support many more terminals, increasing the potential DAMA user equipment market.

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

        GOVERNMENT PRODUCTS

        ViaSat's DAMA products for the government market include:

        o EMUT (ENHANCED MANPACK UHF TERMINAL) is a battery-operated UHF satellite radio which Raytheon Systems Company builds for the U.S. Army. ViaSat provides a DAMA modem to Raytheon under subcontract. EMUT is used to send encrypted voice, electronic mail, fax or other data via satellite. The DAMA modem allows the operator to automatically request a portion of a satellite channel to a selected destination whenever the operator asks to send a message or make a call. The EMUT radio, combined with a portable satellite antenna, can be used to make a secure voice or data call almost anywhere in the world.

        o INCS (INITIAL NETWORK CONTROL SYSTEM) is the DAMA network management system for the U.S. Air Force. There are four sites worldwide (Guam, Hawaii, Naples and Virginia) that manage automatic DAMA access to 5 kHz bandwidth UHF satellite channels. The network control computer automatically allocates satellite resources to subscriber terminals (such as EMUT) whenever a subscriber requests a voice or data service. The INCS also keeps track of which satellite terminals are active, how much capacity is used and how much is available. ViaSat designs, installs and supports the whole system at each site.

        o VM-200 (Also CALLED MD-1324) is ViaSat's stand-alone UHF DAMA modem product. The modem can be used with many UHF satellite radios having an industry standard 70 MHz interface. The VM-200 enables a satellite radio to connect to a DAMA network. VM-200 modems also are used in the INCS to communicate with subscribers. The modems connect to external voice coders, computers or encryption equipment and provide network access for those devices.

        ViaSat's other government wireless networking products include:

        o MIDS (MULTIFUNCTION INFORMATION DISTRIBUTION SYSTEM) is an anti-jam radio system which implements the Link-16 waveform, message, and networking protocols for communicating real-time tactical data among ships, aircraft and ground units. MIDS terminals connect to sensors (like radar), computers, and targeting systems and provides information used for navigation, target identification, tracking and fire control. Link-16 is currently being implemented as a key element of the wireless communication system for "digital battlefields." For example, it allows individual fighter planes to obtain a broad view of the battlefield that is synthesized from many different views from many different participants.

        o CES/JCS/CNIS (COMMUNICATION ENVIRONMENT SIMULATOR/JOINT COMMUNICATION SIMULATOR/ COMMUNICATIONS NAVIGATION AND IDENTIFICATION SIMULATOR) is used to simulate a realistic radio environment which can be used to test how well surveillance or other radio systems work in the presence of various and changing signals. It can simulate friendly military signals, neutral signals, commercial signals and enemy signals. The government uses the simulated total environment to verify that a system under test can correctly analyze specific target signals within a complicated and cluttered composite signal.

        o EIP (EMBEDDABLE INFOSEC PRODUCT) is a plug-in module that encrypts classified information so that it can be broadcast over wireless systems (terrestrial or satellite) or sent over unclassified wirelines. EIP is unique because it can work for packet data systems instead of on circuits. For instance, EIP can encrypt information for the Internet (or government equivalents). EIP also can separate the addressing and routing information from a packet and allow such information to remain unencrypted so that the network can correctly route the packet to its destination.

        o QDC-100 (QUAD DIVERSITY COMBINER) is a unique product that combines four satellite antennas into one steerable high gain "virtual" antenna. Without the Combiner, an aircraft loses communications if its single fixed antenna is pointed away from the satellite by aircraft position changes. First production units were completed in March 1998, and are in use on US Navy P3 reconnaissance aircraft in the Anti Surface Warfare Improvement Program (AIP). Markets for the Combiner could potentially expand to international customers and shipboard applications. In addition to an order from the Royal Norwegian Air Force, the US and Royal New Zealand navies are evaluating the product for shipboard use, where it can replace heavy, mechanically driven antennas.

        o ADC (ADVANCED DATA CONTROLLER) is a packet processing system which provides error-free data transmission over noisy channels. ADC works for terrestrial and satellite communications wireless links. The ADC family of products include the VDC-200 which uses a serial PC interface, the VDC-300 which can be used in aircraft or vehicles, the VDC-400 which is packaged in a type II PCMCIA card for use with mobile PCs, and the VDC-500 which integrates Internet Protocol for communications from an Ethernet LAN to a wireless VDC network. The Company also offers two messaging applications which include DTS/WIN and ViaSat eMail(TM). Both applications give users a Windows(R) operating system interface to set up, control, manage, and log messages when communicating using VDCs.

GOVERNMENT CUSTOMERS

        The Company's major customers in the government DAMA market include:

        o Raytheon Systems Company is the customer for the EMUT DAMA modem. Approximately 14% of the Company's fiscal 1998 revenues were derived from this contract

        o The U.S. Air Force Electronics System Center ("ESC") is the customer for the 5 kHz UHF DAMA Global Initial Network Control System. ESC also procures stand-alone DAMA modems and Control/Indicators for various user agencies.

        o Lockheed Martin is the customer for the airborne DAMA-capable UHF satellite communications antenna combiner.

        o The Company also has entered into a number of smaller contracts with the DOD for UHF DAMA and ADC satellite equipment.

        The Company's major government customers for other wireless networking products include:

        o The U.S. Air Force, U.S. Navy, International Program Office and Logicon Tactical Systems Division are the customers for MIDS.

        o Lockheed Martin is the customer for CNIS which will become part of Lockheed's Integrated Hardware-in-the-loop Avionics Test Lab.

        o       The U.S. Navy and U.S. Air Force are the customers for CES/JCS.

        o       The U.S. Navy is the customer for EIP.

COMMERCIAL MARKETS, PRODUCTS AND CUSTOMERS

        COMMERCIAL MARKETS

        DAMA technology is increasingly being used in emerging commercial telecommunications markets. In contrast to "pre-assigned" or "hub and spoke" satellite networks, DAMA is well suited to primary "circuit-oriented" telecommunication because it routes connections in real-time on a call-by-call basis from any subscriber to any other subscriber with only one satellite hop. See "-- Industry Background" and "-- Technology." DAMA commercial markets can be segmented as follows:

        o TURN-KEY PRIVATE NETWORK EQUIPMENT SALES for corporations and government agencies in developing nations. These customers require voice and/or data services. Users manage their own networks and/or contract for management services. They lease satellite capacity in bulk. DAMA equipment is selected based primarily on purchase and operating costs for specific needs. Customers typically need to operate ten or more sites for a turn-key private network to be economical.

        o "SHARED HUB" PRIVATE NETWORK SERVICE PROVIDERS. Customers with small networks may use a satellite service provider. The provider purchases a DAMA network and obtains transponder capacity at wholesale rates. The provider manages small "virtual" nets for its customers. Customers buy capacity from the provider at retail daily, hourly or minute rates. Service providers have different priorities than turn-key operators. Breadth and depth of service offerings are more important to providers since they must attract a broad base of customers. DAMA terminals must support a range of telephone and data equipment. Providers generally prefer flexible user terminal configurations to meet varying customer needs. They profit from the spread between wholesale transponder lease costs and retail prices, so DAMA performance is important. Efficiency advantages (measured, for example, by voice circuits per unit bandwidth) can offset a higher initial terminal purchase price over the term of a service contract.

        o PUBLIC NETWORK CARRIER SERVICE PROVIDERS. Many telecommunications carriers use satellite links as part of their long distance networks. However, the satellite segment usually consists of a pre-planned link establishing a particular geographic connection at a fixed capacity. A satellite DAMA network can reduce costs for independent carriers by bypassing transit switching charges through a telecommunications hub city. Satellite DAMA can serve as either a primary link or as a back-up when terrestrial links are congested. DAMA satellite technology provides an economical secondary connection because the satellite pool of trunk lines can be quickly applied to any of the primary terrestrial routes. The DAMA network's ability to reach many different destinations offers a competitive advantage to a DAMA operator whose business is selling wholesale minutes of long distance service to national or regional carriers.

        o PUBLIC NETWORK "LOCAL LOOP" SUBSCRIBER SERVICE PROVIDERS. Subscriber services differ from the carrier services in that there is a local loop interface between the DAMA satellite switch and a subscriber telephone. This allows a subscriber with a small VSAT terminal to connect directly into the public switched telephone network by using a single dial-tone to call to other satellite subscribers or to terrestrial phones through national (and/or international) switches. While the Company believes the local loop subscriber service has, by far, the greatest potential market volume for equipment manufacturers and also represents the greatest opportunity for service providers, there are numerous technical, regulatory and business management hurdles to implementing this service.

        COMMERCIAL PRODUCTS

        STARWIRE is a satellite networking system consisting of two major elements, a network control system and a subscriber terminal. The network control system sends and receives messages over the satellite, while the subscriber terminal switches all user interface ports (voice and data) individually and connects them call-by-call to an available satellite modem. StarWire provides toll-quality voice circuits on a demand basis, efficiently sharing satellite resources and thereby reducing costs to the end-user and the network service provider.

        StarWire products include:

        o AURORA TERMINAL is a ten slot rack mountable chassis configured with one VMM-101 and one TIM-201 (described below). The terminal is expandable to six user traffic channels by inserting additional VMM modems and TIM modules. Expansion beyond six channels is possible by using additional Aurora chassis with VMM modems and TIM modules installed.

        o VMM-101 is a DAMA modem module designed for the Aurora. The VMM-101 is a single modem used for both user-data transmission and order-wire control channels.

        o TIM-201 is a dual channel voice encoder/decoder module designed for the Aurora. The TIM-201 has a fax modem on board, along with an integrated echo canceller.

        o TMC-101 is a terminal monitor and control card designed for the Aurora. The "EIP" version has an integrated LAN Ethernet port and supports multiple daughter-cards for data communications and additional external equipment control support.

        o STARWIRE NETWORK CONTROL TERMINAL (NCT) is a ten slot rack mountable Aurora chassis with one Network Control Computer (NCC) interface card and two VMM-101 modems (operating as DAMA system control channel modems).

        o STARWIRE DAMA NETWORK CONTROL SOFTWARE (NCS) provides the real-time network control and monitoring functions of the StarWire DAMA networking system. The NCS software acts as a switch to route calls through the network. In addition, the StarWire NCS monitors all aspects of system operation as well as collecting historical information about calls and maintaining detailed call records for billing purposes.

        o STARWIRE NETWORK CONTROL COMPUTER (NCC) is computing and networking equipment designed to support the operation of the NCS software. The non-redundant configuration (NCC-100) provides for one operator workstation/server, Ethernet interface, Windows NT(TM) operating system and back-up media. The redundant configuration (NCC-200) provides two operator workstations/servers, Ethernet adapter cards, Windows NT(TM) operating system and back-up media.

        o EXTERNAL DEVICE INTERFACE DRIVER (EDID) supports third party modem and RF terminal equipment.

        COMMERCIAL CUSTOMERS

        The Company is in the early stages of establishing sales for its StarWire commercial DAMA product. Activities to date have primarily focused on establishing distribution agreements with "in-country" service providers, distributors and original equipment manufacturers ("OEMs"). The Company also has delivered several test versions of the StarWire product for customer evaluation and demonstration purposes. The Company's major customers in the commercial DAMA market include:

        o HUTCHISON TELECOMMUNICATIONS -- ViaSat and Hutchison Telecommunications have entered into a contract for intranational and international carrier satellite telephony equipment. The contract also provides for advanced digital data capabilities for public and private networks. The contract was awarded after competition from many other DAMA vendors.

        o HCL COMNET -- HCL Comnet, ViaSat's exclusive distributor in India, operates the largest single VSAT network for India's national stock exchange. HCL Comnet selected ViaSat's StarWire system for HCL Comnet's DAMA private network products and services.

        o SATELLITE COMMUNICATIONS SYSTEMS INCORPORATED ("SCSI") -- SCSI has inaugurated a network serving the International Civil Aviation Organization, an agency of the United Nations that is responsible for worldwide air traffic control. This network uses StarWire terminals to establish voice, data, and radar communications among air traffic control sites in the Caribbean and Central America.

        o ViaSat also has executed distribution agreements and purchase contracts with companies operating VSAT networks in Mexico, Africa, South America, and other regions.


RESEARCH AND DEVELOPMENT

        The Company believes that its future success depends on its ability to adapt to the rapidly changing satellite communications and related real-time signal processing and networking software environment, and to continue to meet its customers' needs. Therefore, the continued timely development and introduction of new products is essential in maintaining its competitive position. The Company develops most of its products in-house and currently has a research and development staff which includes over 160 engineers. A significant portion of the Company's research and development efforts in the defense industry have generally been conducted in direct response to the specific requirements of a customer's order and, accordingly, such amounts are included in the cost of sales when incurred and the related funding (which includes a profit component) is included in revenues at such time. Revenues for funded research and development during the fiscal years ended March 31, 1998, 1997 and 1996 were approximately $25.6 million, $21.3 million, and $19.5 million, respectively. In addition, the Company invested $7.6 million, $5.1 million and $2.8 million, respectively, during the fiscal years ended March 31, 1998, 1997 and 1996 on independent research and development, which is not directly funded by a third party. Funded research and development contains a profit component and is therefore not directly comparable to independent research and development. As a government contractor, the Company also is able to recover a portion of its independent research and development expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs, pursuant to its government contracts.

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

SALES AND MARKETING

        The Company markets its products to the DOD and to commercial customers worldwide primarily through the Company's internal sales and marketing staff. After the Company has identified key potential customers in its market segments, the Company makes sales calls with its sales, management and engineering personnel. In order to promote widespread acceptance of its products and provide customers with support for their wireless transmission needs, the Company's sales and engineering teams work closely with its customers to develop tailored solutions to their wireless transmission needs. The Company believes that its customer engineering support provides it with a key competitive advantage.

        During the fiscal year ended March 31, 1998, ViaSat sold products to approximately 60 customers, of which DOD related contracts accounted for approximately 91% of total revenues.

BACKLOG

        At March 31, 1998, the Company had firm backlog of $72.7 million, of which $48.0 million was funded, not including options of $24.3 million. Of the $72.7 million in firm backlog, approximately $46.6 million is expected to be delivered in the fiscal year ending March 31, 1999, $15.2 million is expected to be delivered in the fiscal year ending March 31, 2000 and the balance is expected to be delivered in the fiscal year ending March 31, 2001 and thereafter. The Company had firm backlog of $78.4 million, not including options of $24.9 million, at March 31, 1997, compared to firm backlog of $28.7 million, not including options of $28.0 million, at March 31, 1996. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A majority of the Company's backlog scheduled for delivery can be terminated at the convenience of the government since orders are often made substantially in advance of delivery, and the Company's contracts typically provide that orders may be terminated with limited or no penalties. In addition, purchase orders may set forth product specifications that would require the Company to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the related purchase order.

        The backlog amounts as presented are comprised of funded and unfunded components. Funded backlog represents the sum of contract amounts for which funds have been specifically obligated by customers to contracts. Unfunded backlog represents future contract or option amounts that customers may obligate over the specified contract performance periods. The Company's customers allocate funds for expenditures on long-term contracts on a periodic basis. The Company is committed to produce products under its contracts to the extent funds are provided. The funded component of the Company's backlog at March 31, 1998 was approximately $48.0 million, and the funded components of the Company's backlog at March 31, 1997 and 1996 were $67.6 million and $26.3 million, respectively. The ability of the Company to realize revenues from government contracts in backlog is dependent upon adequate funding for such contracts. Although funding of its government contracts is not within the Company's control, the Company's experience indicates that actual contract fundings have ultimately been approximately equal to the aggregate amounts of the contracts.

GOVERNMENT CONTRACTS

        A substantial portion of the Company's revenues are derived from contracts and subcontracts with the DOD and other federal government agencies. Many of the Company's contracts are competitively bid and awarded on the basis of technical merit, personnel qualifications, experience and price. The Company also receives some contract awards involving special technical capabilities on a negotiated, noncompetitive basis due to the Company's unique technical capabilities in special areas. Future revenues and income of the Company could be materially affected by changes in procurement policies, a reduction in expenditures for the products and services provided by the Company, and other risks generally associated with federal government contracts. See "Risk Factors -- Dependence on Defense Market" and "-- Government Regulations."

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

        The Company's federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs (to the extent allowable, allocable and reasonable under Federal Acquisition Regulations) and for payment of a fee. The fee may be either fixed by the contract (cost-plus-fixed fee) or variable, based upon cost control, quality, delivery and the customer's subjective evaluation of the work (cost-plus-award fee). Under time-and-materials contracts, the Company receives a fixed amount by labor category for services performed and is reimbursed (without fee) for the cost of materials purchased to perform the contract. Under a fixed-price contract, the Company agrees to perform certain work for a fixed price and, accordingly, realizes the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. Revenues generated from contracts with the federal government or its prime contractors for the fiscal year ended March 31, 1998 were approximately 22.6% from cost-reimbursement contracts, approximately 4.0% from time-and-materials contracts and approximately 64.1% from fixed-price contracts of total revenues. See "Risk Factors -- Contract Profit Exposure."

        The Company's allowable federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency. Audits may result in non-reimbursement of some contract costs and fees. While the government reserves the right to conduct further audits, audits conducted for periods through fiscal 1995 have resulted in no material cost recovery disallowances for the Company.

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

COMPETITION

        The markets for the Company's products and services are extremely competitive, and the Company expects that competition will increase in such markets. See "Risk Factors --Competition." The Company faces intense competition in both government and commercial wireless networking markets.

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

        Government Non-DAMA Competition. There is also intense competition in other wireless networking markets. The MIDS market, in particular, is dominated by two very large competitors (Rockwell and GEC- Marconi).

        The Company's simulation and test equipment and information security products represent relatively new technologies in markets that are still small. Most of the Company's competition in these markets stems from alternative technologies that may or may not be applicable to any particular customer.

        Commercial DAMA Competition. There is intense competition in the commercial DAMA market from companies that have strong positions in the TDM/TDMA VSAT business, as well as from other companies using DAMA technology. Most of the leading TDM/TDMA VSAT companies are offering DAMA products, including Hughes Network Systems, (see "Risk Factors -- Dependence on Defense Market"), Scientific Atlanta Inc., Gilat Satellite Networks Ltd., STM Wireless Inc. and NEC. In addition, there are also other types of competing DAMA technologies being developed.

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

EMPLOYEES

        As of March 31, 1998, the Company had 345 employees (24 of which were temporary employees), including over 180 in research and development, 11 in marketing and sales, 81 in production, and 64 in corporate, administration and production coordination. The Company believes that its future prospects will depend, in part, on its ability to continue to attract and retain skilled engineering, marketing and management personnel, who are in great demand. In particular, there is a limited supply of highly qualified engineers with appropriate experience. See "Risk Factors -- Dependence on Key Personnel." Each of the Company's employees is required to sign an Invention and Confidential Disclosure Agreement upon joining the Company. Under such agreement, each employee agrees that any inventions developed by such employee during the term of employment are the exclusive property of the Company and that such employee will not disclose or use in any way information related to the Company's business or products, either during the term of such employee's employment or at any time thereafter. The Company currently employs over 160 engineers, including 72 engineers who have masters degrees and six engineers who have doctorate degrees. None of the Company's employees are covered by a collective bargaining agreement and the Company has never experienced any strike or work stoppage. The Company believes that its relations with its employees are good.

RISK FACTORS

DEPENDENCE ON DEFENSE MARKET

        Approximately 91% of the Company's revenues for the fiscal year ended March 31, 1998 were derived from U.S. government defense applications. Although the Company has invested heavily in developing commercial satellite products, there can be no assurance that the percentage of the Company's commercial business will increase. In addition, there can be no assurance that the Company's revenues from its government business will continue to increase at historical rates or at all. U.S. government business is subject to various risks including (i) unpredictable contract or project terminations, reductions in funds available for the Company's projects due to government policy changes, budget cuts and contract adjustments and penalties arising from post-award contract audits, and incurred cost audits in which the value of the contract may be reduced, (ii) risks of underestimating ultimate costs, particularly with respect to software and hardware development, for work performed pursuant to fixed-price contracts where the Company commits to achieve specified deliveries for a predetermined fixed price, (iii) limited profitability from cost-reimbursement contracts under which the amount of profit attainable is limited to a specified negotiated amount and (iv) unpredictable timing of cash collections of certain unbilled receivables as they may be subject to acceptance of contract deliverables by the customer and contract close-out procedures, including government approval of final indirect rates. See "Business -- Government Contracts." In addition, substantially all of the Company's backlog scheduled for delivery can be terminated at the convenience of the government since orders are often made well in advance of delivery, and the Company's contracts typically provide that orders may be terminated with limited or no penalties. See "Business -- Backlog."

        Certain of the Company's contracts individually contribute a significant percentage of the Company's revenues. For the fiscal year ended March 31, 1998, the Company's largest contracts (by revenues) were contracts related to the Company's UHF DAMA technology, which generated approximately 61% of the Company's total revenues, including a contract with Raytheon Systems Company which generated approximately 14% of the Company's total revenues. Scheduled deliveries pursuant to firm purchase orders under this contract are scheduled to be completed during the fiscal year ending March 31, 2000. Raytheon Systems Company is an affiliate of Raytheon Corporation, which is the Company's principal competitor in the government DAMA market. See "Business -- Competition."

        The Company's five largest contracts (by revenues) generated approximately 65% of the Company's total revenues for the fiscal year ended March 31, 1998. The Company expects revenues to continue to be concentrated in a relatively small number of large U.S. government contracts. Termination or disruption of such contracts, especially the Company's largest contract, or the Company's inability to renew or replace such contracts when they expire, could have a material adverse effect on the Company's business, financial condition and results of operations.

PENETRATION OF COMMERCIAL MARKETS; NEW PRODUCT INTRODUCTIONS

        The Company's ability to grow will depend substantially on its and its customers' ability to apply its expertise and technologies to existing and emerging commercial wireless communications markets. The Company's efforts to penetrate commercial markets has resulted, and the Company anticipates that it will continue to result, in increased sales and marketing and research and development expenses. If the Company's net revenues do not correspondingly increase, the Company's business, financial condition and results of operations could be materially adversely affected. The Company's success in penetrating commercial markets also depends upon the success of new product introductions by the Company, which will be dependent upon several factors, including timely completion and introduction of new product designs, achievement of acceptable product costs, establishment of close working relationships with major customers for the design of their new wireless communications systems incorporating the Company's products and market acceptance. Sales of the Company's commercial StarWire products (see "Business -- Commercial Markets, Products and Customers -- Commercial Products") have not yet achieved profitability. The Company believes that as the market expands for the StarWire products, average production costs for such products should decrease and sales of such products should become profitable. However, there can be no assurance that the market for such products will expand or that average production costs will decrease. If the Company is unable to design, manufacture and market profitable new products for existing or emerging commercial markets, its business, financial condition and results of operations will be adversely affected. No assurance can be given that the Company's product development efforts for commercial products will be successful or that any new commercial products it develops will achieve market acceptance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Commercial Markets, Products and Customers."

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

FLUCTUATIONS IN RESULTS OF OPERATIONS

        The Company has experienced and expects to continue to experience significant fluctuations in quarterly and annual revenues, gross margins and operating results. The procurement process for most of the Company's current and potential customers is complex and lengthy, and the timing and amount of revenues is difficult to predict reliably. The Company recognizes a majority of its revenues under the percentage of completion method which requires estimates regarding costs that will be incurred over the life of a specific contract. Actual results may differ from those estimates. In such event, the Company has been and may in the future be required to adjust revenues in subsequent periods relating to revisions of prior period estimates, resulting in fluctuations in the Company's results of operations from period to period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, a single customer's order scheduled for delivery in a quarter can represent a significant portion of the Company's potential revenues for such quarter. The Company has at times failed to receive expected orders, and delivery schedules have been deferred as a result of, among other factors, changes in customer requirements or parts shortages. In fiscal 1998, approximately 14% of the Company's revenues were derived from one contract. Any disruption with respect to this contract could have a material adverse effect on the Company in any period where such a disruption occurs. See "Business -- Government Markets, Products and Customers -- Government Customers." As a result of the foregoing and other factors, the Company's operating results for particular periods have in the past been and may in the future be materially adversely affected by a delay, rescheduling or cancellation of even one purchase order. Moreover, purchase orders are often received and accepted substantially in advance of delivery, and the failure to reduce actual costs to the extent anticipated or an increase in anticipated costs before delivery could materially adversely affect the gross margins for such orders, and as a result, the Company's results of operations. There can be no assurance that the Company will continue to realize positive gross margins or operating results in the future, and even if so realized, there can be no assurance as to the level of such gross margins and operating results.

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

CONTRACT PROFIT EXPOSURE

        The Company's products and services are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Approximately 72.8% of the Company's total revenues for the fiscal year ended March 31, 1998, were derived from fixed-price contracts which require the Company to provide products and services under a contract at a stipulated price. The Company derived approximately 4.6% of its revenues during the year from time-and-materials contracts which reimburse the Company for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services. Approximately 22.6% of the Company's revenues for the fiscal year ended March 31, 1998 were derived from cost-reimbursement contracts under which the Company is reimbursed for actual costs incurred in performing the contract to the extent that such costs are within the contract ceiling and allowable, allocable and reasonable under the terms of the contract, plus a fee or profit. See "Business -- Government Contracts."

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

FIXED SITE SATELLITE TELEPHONY MARKET

        The Company's strategy includes establishing satellite telephony networking infrastructure for developing countries through strategic alliances with regional and local service providers (see "Business -- Strategy -- Address Rural Telephony Market"). There can be no assurance that a substantial market for fixed site telephony equipment in developing countries will ever develop, or if such a market does develop that fixed-site DAMA VSAT-based equipment will capture a significant portion of that market. The Company's ability to penetrate such markets will be dependent upon its ability to develop equipment and software which can be utilized by the regional and local service providers to develop and implement such infrastructure and for such service providers to market and sell the use of such systems. Furthermore, there can be no assurance that the regional and local service providers will be able to successfully market subscriber terminals to subscribers. The development and implementation of such satellite telephony systems will be dependent upon, among other things, the continued development of the necessary hardware and software technologies (including the necessary expenditures of a large amount of funds and resources), the implementation of cost-effective systems, market acceptance for such systems and approval by the appropriate regulatory agencies. There can be no assurance that the Company will be able to develop equipment and software which can be utilized in such telephony systems and accepted by regional and local service providers or that any regional or local service providers will be able to develop, implement and market satellite telephony systems. Furthermore, if the Company successfully introduces such products and the regional and local service providers successfully develop and implement such systems, there is no assurance that the Company will generate enough revenues to cover the Company expenditures in the development and marketing of such products. Even if the Company is able to realize sales of such products, the Company believes it is not likely that the Company will realize any significant revenues from rural telephony applications any time in the foreseeable future, including at least the next two years.

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

LIMITED PROTECTION OF THE COMPANY'S INTELLECTUAL PROPERTY

        The Company's ability to compete may depend, in part, on its ability to obtain and enforce intellectual property protection for its technology in the United States and internationally. The Company relies on a combination of patents, trade secrets, copyrights, trademarks, service marks and contractual rights to protect its intellectual property. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation or impede third party development of the Company's technology. In addition, the laws of certain foreign countries in which the Company's products are or may be sold do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Intellectual Property."

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

VOLATILITY OF STOCK PRICE

        Historically, the Company's stock price has been volatile. The sales price for the Company's Common Stock has ranged from $8.88 to $24.38 per share during the 52-week period ended March 31, 1998. The Company believes that factors such as announcements of developments related to the Company's business, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in the Company's relationships with its customers, partners, distributors and suppliers, changes in analysts' estimates, regulatory developments, fluctuations in results of operations and general conditions in the Company's market or the markets served by the Company's customers or the economy could cause the price of the Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and technology companies in particular have been subject to significant price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Common Stock. There can be no assurance that the market price of the Common Stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

CONTROL BY EXISTING STOCKHOLDERS

        As of March 31, 1998, members of the Board of Directors and the executive officers of the Company, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially owned approximately 36% of the outstanding shares of the Company's Common Stock. Accordingly, these stockholders may be able to elect all members of the Company's Board of Directors and determine the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. This level of ownership may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of the Common Stock.

ANTI-TAKEOVER EFFECTS OF CERTAIN CHARTER PROVISIONS

        Certain provisions of the Company's Amended and Restated Certificate of Incorporation and Bylaws could discourage potential acquisition proposals, could delay or prevent a change in control of the Company and could make removal of management more difficult. Such provisions could diminish the opportunities for a stockholder to participate in tender offers, including tender offers that are priced above the then current market value of the Company's Common Stock. The provisions also may inhibit increases in the market price of the Common Stock that could result from takeover attempts. Additionally, the Board of Directors of the Company, without further stockholder approval, may issue up to 5,000,000 shares of Preferred Stock, in one or more series, with such terms as the Board of Directors may determine, including rights such as voting, dividend and conversion rights which could adversely affect the voting power and other rights of the holders of Common Stock. Preferred Stock may be issued quickly with terms which delay or prevent a change in control of the Company or make removal of management more difficult. Also, the issuance of Preferred Stock may have the effect of decreasing the market price of the Common Stock.

DEPENDENCE ON KEY PERSONNEL

        The Company's future success depends in large part on the continued service of its key technical, marketing and management personnel and on its ability to continue to attract and retain qualified employees, particularly its Chief Executive Officer, Mark D. Dankberg, and those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not have employment agreements with any of its officers or employees. The Company has obtained, however, a key man insurance policy on the life of Mr. Dankberg in the amount of $500,000, for which the Company is the sole beneficiary. See "Business -- Employees."

ITEM 2. PROPERTIES

        The Company's headquarters are located in an approximately 37,000 square foot leased facility in Carlsbad, California. This facility houses the Company's management, marketing and sales personnel. The lease for this facility terminates in November 1998. The Company leases two other facilities in Carlsbad, California containing approximately 56,000 and 26,000 square feet for research and development, application engineering and manufacturing coordination activities. The first facility lease terminates in July 1999 with options to renew for two additional periods of two years each. The second facility lease terminates in November 1998 with options to renew for two additional periods of one year each. In addition, the Company leases three smaller sales facilities aggregating approximately 3,000 square feet located in Acton, Massachusetts, Marietta, Georgia, and Durango, Colorado. The Massachusetts lease terminates in April 1999 with an option to renew for a period of one year. The Georgia lease terminates in June 1998. The Colorado lease terminates in January 1999. Annual leasing costs of the Company totaled $1.1 million, $793,000 and $608,000 for the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

        In April 1998, the Company entered into a long-term agreement to lease a facility in Carlsbad, California which will house the Company's entire California based operations. The facility will contain approximately 180,000 square feet and is expected to be completed in September 1999. The term of the lease is 10 years with two three-year option periods. The initial minimum lease payments are $2.3 million per year and will be payable commencing upon completion of the facility.


ITEM 3. LEGAL PROCEEDINGS

        The Company is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of its business which, in the opinion of the Company's management, are not individually or in the aggregate material to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended March 31, 1998.

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

FISCAL 1997                    HIGH             LOW
                            ---------       ---------
  Third Quarter(a)          $    9.63       $    8.38
  Fourth Quarter                12.25            8.75


FISCAL 1998                    HIGH            LOW
                            ---------       ---------
  First Quarter             $   16.13       $    8.88
  Second Quarter                23.50           11.00
  Third Quarter                 24.38           10.00
  Fourth Quarter                19.13           12.81



        To date, the Company has neither declared nor paid any dividends on the Common Stock. The Company currently intends to retain all future earnings, if any, for use in the operation and development of its business and, therefore, does not expect to declare or pay any cash dividends on the Common Stock in the foreseeable future. In addition, an equipment financing agreement of the Company prohibits the payment of any cash dividends on the Company's capital stock. As of June 16, 1998, there were 294 holders of record of the Common Stock.

----------

(a) Subsequent to December 3, 1996.

ITEM 6. SELECTED FINANCIAL DATA

        The following data has been derived from the Company's audited financial statements. The balance sheet at March 31, 1998 and 1997 and the related statements of income, of cash flows and of stockholders' equity of the Company for the three years ended March 31, 1998 and notes thereto appear elsewhere herein. The data should be read in conjunction with such financial statements and other financial information appearing elsewhere herein. All amounts shown are in thousands, except per share data.



                                                                             YEARS ENDED MARCH 31,
                                           ----------------------------------------------------------------------------------
                                             1998              1997              1996               1995               1994
                                           --------          --------          --------           --------           --------
STATEMENT OF INCOME DATA:
  Revenues                                 $ 64,197          $ 47,715          $ 29,017           $ 22,341           $ 11,579
  Cost of revenues                           40,899            33,102            20,983             16,855              9,033
                                           --------          --------          --------           --------           --------
    Gross profit                             23,298            14,613             8,034              5,486              2,546
  Operating expenses:
    Selling, general and administrative       7,862             4,752             3,400              2,416              1,554
    Independent research and
      development                             7,631             5,087             2,820                788                134
                                           --------          --------          --------           --------           --------
  Income from operations                      7,805             4,774             1,814              2,282                858
  Net interest income (expense)                 586               100              (231)               (87)               (45)
                                           --------          --------          --------           --------           --------
  Income before income taxes                  8,391             4,874             1,583              2,195                813
  Provision (benefit) for
    income taxes                              3,104             1,702               (50)               888                328
                                           --------          --------          --------           --------           --------

  Net income                               $  5,287          $  3,172          $  1,633           $  1,307           $    485
                                           ========          ========          ========           ========           ========

  Basic net income per share(1)            $   0.68          $   0.66          $   0.50           $   0.42           $   0.16
                                           ========          ========          ========           ========           ========
  Diluted net income per share(1)          $   0.65          $   0.48          $   0.28           $   0.24           $   0.09
                                           ========          ========          ========           ========           ========
  Shares used in Basic per share
    calculations (1)                          7,801             4,810             3,267              3,080              2,957
                                           ========          ========          ========           ========           ========
  Shares used in Diluted per
    share calculations (1)                    8,175             6,642             5,735              5,479              5,323
                                           ========          ========          ========           ========           ========



                                                                                MARCH 31,
                                               ----------------------------------------------------------------------------
                                                  1998             1997           1996               1995             1994
                                               --------          -------         -------           -------           ------

BALANCE SHEET DATA:
  Cash and short-term investments               $ 9,208          $12,673          $ 2,297          $ 2,731          $     9
  Working capital                                24,276           20,406            4,651            2,808            1,486
  Total assets                                   42,793           35,674           13,262            9,377            4,986
  Long-term debt, less current portion            1,544            1,428            1,747            1,220              297
  Total stockholders' equity                     29,610           23,619            5,217            3,413            1,956

----------

(1) Earnings per share calculations have been restated to comply with Statement of Financial Accounting Standards (SFAS) No. 128. For an explanation of the determination of the number of shares used in computing net income per share, see Note 1 and Note 7 of the Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Historically, the Company's revenues have been principally derived from contracts with the DOD. The Company's DOD revenues have continued to grow despite government budgetary constraints. Since 1992, the Company's total revenues have grown at a compounded annual growth rate of approximately 58%. DOD revenues amounted to $58.2 million and $46.3 million for the fiscal years ended March 31, 1998 and 1997, respectively. The Company has achieved this growth rate entirely through internal growth, and not through acquisitions. See "Risk Factors -- Fluctuations in Results of Operations."

        The Company's products and services are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Approximately 72.8% and 63.3% of the Company's total revenues for the fiscal years ended March 31, 1998 and 1997, respectively, were derived from fixed-price contracts which require the Company to provide products and services under a contract at a stipulated price. The Company derived approximately 4.6% and 6.0% of its revenues during such periods from time-and-materials contracts which reimburse the Company for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services. The remaining 22.6% and 30.7% of the Company's revenues for the fiscal years ended March 31, 1998 and 1997, respectively, were derived from cost-reimbursement contracts under which the Company is reimbursed for all actual costs incurred in performing the contract to the extent that such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit. See "Risk Factors -- Contract Profit Exposure."

        As of March 31, 1998, the Company had firm backlog of $72.7 million, of which $48.0 million was funded. Of the $72.7 million in firm backlog, approximately $46.6 million is expected to be delivered in the fiscal year ending March 31, 1999, approximately $15.2 million is expected to be delivered in the fiscal year ending March 31, 2000 and the balance is expected to be delivered in the fiscal years ending March 31, 2001 and thereafter. The Company received $58.0 million in awards during the year ended March 31, 1998, consisting of $19.6 million in UHF DAMA satellite communications awards, $15.8 million in awards for the defense simulator business, $18.4 million in other defense awards and $4.2 million in commercial satellite communications awards. The Company's $72.7 million in firm backlog at March 31, 1998 excludes an additional $24.3 million of customer options. See "Business --Backlog."

        Historically, a significant portion of the Company's revenue has been derived from research and development contracts with the DOD. The research and development efforts are conducted in direct response to the specific requirements of a customer's order and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in net revenues at such time. Revenues are recognized using the percentage of completion method on these long-term development contracts. Revenues for funded research and development during the fiscal years ended March 31, 1998 and 1997 were approximately $25.6 million and $21.3 million, respectively. See "Business -- Research and Development."

        Beginning in fiscal 1995, production contracts for delivery of previously developed equipment became a more significant percentage of total revenues. Production contracts amounted to approximately 52.6% and 35.3% of fiscal 1998 and 1997 total revenues, respectively.

        The Company invests in independent research and development ("IR&D"), which is not directly funded by a third party. The Company expenses IR&D costs as they are incurred. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs. IR&D expenses for governmental and commercial applications were minimal prior to fiscal 1995. In the fourth quarter of fiscal 1995, the Company began investing a significant amount of IR&D funds primarily in the development of satellite telephony and other satellite DAMA products. The Company expended 11.9% and 10.6% of revenues in IR&D during the fiscal years ended

March 31, 1998 and 1997, respectively. As a government contractor, the Company is able to recover a portion of its IR&D expenses pursuant to its government contracts.


RESULTS OF OPERATIONS

   The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.


                                               FISCAL YEARS ENDED
                                                    MARCH 31,
                                    ---------------------------------------
                                      1998            1997            1996
                                    -------         -------         -------
Revenues                              100.0%          100.0%          100.0%
Cost of revenues                       63.7            69.4            72.3
                                    -------         -------         -------
Gross profit                           36.3            30.6            27.7
Operating expenses:
Selling, general and                   12.2            10.0            11.7
administrative
Independent research and
development                            11.9            10.6             9.7
                                    -------         -------         -------
Income from operations                 12.2            10.0             6.3
Income before income taxes             13.1            10.2             5.5
Net income                              8.2             6.6             5.6


        FISCAL YEAR ENDED MARCH 31, 1998 VS. FISCAL YEAR ENDED MARCH 31, 1997

        Revenues. The Company's revenues increased 34.5% from $47.7 million in fiscal 1997 to $64.2 million in fiscal 1998. This increase was primarily due to increases in revenues generated by MD-1324s (UHF DAMA stand-alone modems), StarWire satellite networking systems and Joint Communication Simulator ("JCS") products. These increases were partially offset by a decrease in revenues derived from UHF DAMA network control stations and modems and Enhanced Manpack UHF Terminal ("EMUT") production.

        Revenue from commercial customers grew from $1.5 million in fiscal 1997 to $5.9 million in fiscal 1998. Simulator product revenues grew from $4.8 million in fiscal 1997 to $11.5 million in fiscal 1998. UHF DAMA business area revenues grew from $32.8 million (68.8% of revenues) in fiscal 1997 to $35.0 million (54.5% of revenues) in fiscal 1998.

        Gross Profit. Gross profit increased 59.4% from $14.6 million (30.6% of revenues) in fiscal 1997 to $23.3 million (36.3% of revenues) in fiscal 1998. The increase in gross profit was primarily the result of a larger content of higher margin products in the Company's sales for the year ended March 31, 1998 relative to the same period of the prior year. In addition, certain long-term contracts realized higher profits than initial estimates.

        Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased 65.5% from $4.8 million (10.0% of revenues) in fiscal 1997 to $7.9 million (12.2% of revenues) in fiscal 1998. The Company increased its business development and administrative staffing in support of both defense and commercial programs. Bid and proposal efforts increased from $1.2 million in fiscal 1997 to $1.5 million in fiscal 1998.

        Independent Research and Development. IR&D expenses increased 50.0% from $5.1 million (10.6% of revenues) in fiscal 1997 to $7.6 million (11.9% of revenues) in fiscal 1998. This increase resulted primarily from higher IR&D expenses related to the Company's StarWire DAMA product, which represented approximately 88% of total IR&D for fiscal 1998.

        Interest Expense. Interest expense decreased 16.9% from $254,000 in fiscal 1997 to $211,000 in fiscal 1998. Interest expense relates to loans for the purchase of capital equipment and to short-term borrowings under the Company's line of credit to cover working capital requirements. Total outstanding equipment loans were $2.6 million at March 31, 1997 and 1998. There were no outstanding borrowings under the Company's line of credit at the end of each fiscal year.

        Interest Income. Interest income increased 125.1% from $354,000 in fiscal 1997 to $797,000 in fiscal 1998. Interest income relates to interest earned on cash and short-term investments.

        Provision (Benefit) for Income Taxes. The Company's effective income tax rate increased from 35% in fiscal 1997 to 37% in fiscal 1998. The Company's effective income tax rate increased due to a limitation on qualified research and development expenditures used to calculate the Company's research and development tax credit.

        FISCAL YEAR ENDED MARCH 31, 1997 VS. FISCAL YEAR ENDED MARCH 31, 1996

        Revenues. The Company's revenues increased 64.4% from $29.0 million in fiscal 1996 to $47.7 million in fiscal 1997. This increase was primarily due to a $13.0 million increase in revenues generated by contracts with the U.S. Air Force for UHF DAMA network control stations, and a revenue increase of $8.7 million generated by EMUT modem production, offset in part by reduced activity in other product lines and the completion of certain contracts. UHF DAMA business area revenues grew from $12.4 million (42.8% of revenues) in fiscal 1996 to $32.8 million (68.8% of revenues) in fiscal 1997.

        Gross Profit. Gross profit increased 81.9% from $8.0 million (27.7% of revenues) in fiscal 1996 to $14.6 million (30.6% of revenues) in fiscal 1997. This increase primarily reflects improved contract profitability and higher prices related to the recovery of allowable IR&D costs under certain government contracts.

        Selling, General and Administrative Expenses. SG&A expenses increased 39.8% from $3.4 million (11.7% of revenues) in fiscal 1996 to $4.8 million (10.0% of revenues) in fiscal 1997. The Company continued to increase administrative staff to support IR&D related to its StarWire DAMA product, increased its business development staff for defense programs, and added to finance and administrative staffing. Bid and proposal efforts increased from $1.0 million in fiscal 1996 to $1.2 million in fiscal 1997.

        Independent Research and Development. IR&D expenses increased 80.4% from $2.8 million (9.7% of revenues) in fiscal 1996 to $5.1 million (10.6% of revenues) in fiscal 1997. Expenditures on the development of the Company's StarWire DAMA product began in the last quarter of fiscal 1995 and have steadily increased.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations to date primarily from cash flows from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. Cash used in operating activities for the fiscal years ended March 31, 1998 and 1997 was $127,000 and $1.2 million, respectively. The relative decrease in cash used for operating activities for the year ended March 31, 1998 compared to the prior year was primarily due to an increase in net income of $2.1 million, relatively flat inventory growth and a reduction in other assets, which was offset by an increase in accounts receivable and a decrease in accounts payable. Other assets decreased primarily due to the collection of a non-trade receivable. The increase in accounts receivable resulted from an increase in the Company's revenues and the timing of customer payments.

        Cash used in investing activities for the fiscal years ended March 31, 1998 and 1997 was $10.0 million and $3.7 million, respectively. This increase was the result of purchasing $5.9 million in short-term, investment grade, debt securities and purchases of property and equipment, primarily consisting of test equipment and computers.

        Cash provided by financing activities for the fiscal years ended March 31, 1998 and 1997 was $745,000 and $15.3 million, respectively. This decrease was primarily the result of $14.8 million of capital raised in the Company's initial public offering which closed in December 1996.

        At March 31, 1998, the Company had $3.3 million in cash and cash equivalents, $5.9 million in short-term investments, $24.3 million in working capital and $2.6 million in long-term debt which consists of equipment financing. The Company had a zero balance under its line of credit at March 31, 1998 and 1997.

        The Company's credit facility with Union Bank includes a $6.0 million line of credit and $4.5 million in commitments for equipment financing. The line of credit allows the Company to borrow, for general working capital purposes, the greater of $2.0 million or 80% of eligible accounts receivable plus 50% of the Company's eligible inventory. At the Company's option, interest accrues either at the bank's prime rate (8.5% at March 31, 1998) or at the bank's LIBOR rate plus 1.75% (7.44% at March 31, 1998). The credit facility expires on September 15, 1998. The Company is required to pay a fee equal to 0.09% of the unused portion of the line of credit on a quarterly basis.

        The equipment line consists of three loans, each of which limits borrowings to an 80.0% advance against the purchase price, net of sales tax, delivery and insurance. The first and second loans have been converted into fully amortizing loans which mature on September 15, 1999 and 2000, respectively. All borrowings under the third loan, which may not exceed $2.5 million, must be made before September 15, 1998, at which time all unpaid principal under such loan will be converted into a fully amortizing loan for a period of 36 months with a maturity date of September 15, 2001.

        The Company has commenced the evaluation of computer systems and products to insure its operations will not be adversely effected by the year 2000 software problems. Presently, the Company does not believe that year 2000 compliance will result in additional material investments by the Company, nor does the Company anticipate that the year 2000 problem will have a material adverse effect on the business operations or financial performance of the Company. There can be no assurances, however, that the year 2000 problem will not adversely effect the Company and its business.

        The Company's future capital requirements, which management anticipates will not exceed $10.0 million over the next 12 months, will depend upon many factors, including the progress of the Company's research and development efforts, expansion of the Company's marketing efforts, and the nature and timing of commercial orders. The Company believes that its current cash and short-term investment balances, amounts available under its credit facilities and net cash expected to be provided by operating activities, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Management intends to invest the Company's cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

SUMMARIZED QUARTERLY DATA (UNAUDITED)

        The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. Summarized quarterly data for fiscal 1998 and 1997 is as follows (in thousands, except per share data):


                                   1st Quarter   2nd Quarter  3rd Quarter   4th Quarter
                                   -----------   -----------  -----------   -----------
1998
Revenues                             $14,476       $15,931      $15,991       $17,799
Gross profit                           5,117         5,418        5,757         7,006
Income from operations                 1,706         1,760        2,006         2,333
Net income                             1,175         1,203        1,351         1,558
Basic net income per share (1)          0.15          0.15         0.17          0.20
Diluted net income per share (1)        0.15          0.15         0.16          0.19


1997
Revenues                             $ 9,732       $11,850      $12,079       $14,054
Gross  profit                          2,870         3,379        3,832         4,532
Income from operations                   772           947        1,288         1,767
Net income                               478           604          853         1,237
Basic net income per share (1)          0.14          0.18         0.18          0.16
Diluted net income per share (1)        0.08          0.10         0.13          0.15

-------------

(1) Earnings per share calculations have been restated to comply with Statement of Financial Accounting Standards (SFAS) No. 128. Basic and diluted net income per share computations for each quarter are independent and may not add up to the net income per share computation for the respective year. See
    Note 1 and Note 7 of Notes to the Financial Statements for an explanation of the determination of basic and diluted net income per share.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable.

ITEM 8 FINANCIAL STATEMENTS

        The Company's financial statements at March 31, 1998 and 1997, and for each of the three years in the period ended March 31, 1998, and the Report of Price Waterhouse LLP, Independent Accountants, are included in this Report on pages F-1 through F-14.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item will be set forth under the captions "Election of Directors" and "Executive Officers" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 1998 Annual Meeting of Stockholders (the "Proxy Statement"), which is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management ."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
      (a)  Documents filed as part of the report:

           (1)  Report of Independent Accountants                        F-1

                Balance Sheets at March 31, 1998 and 1997                F-2

                Statements of Income for Fiscal 1998, 1997 and 1996      F-3

                Statements of Cash Flow for Fiscal 1998, 1997 and 1996   F-4

                Statements of Stockholders' Equity for Fiscal
                1998, 1997 and 1996                                      F-5

                Notes to Financial Statements                            F-6


     Financial statement schedules have been omitted because they are either not required, not applicable or the information is otherwise included.

           (2)  Exhibits

         EXHIBIT
         NUMBERS                     DESCRIPTION OF EXHIBIT
         -------                     ----------------------

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

          10.14 Loan Agreement, dated as of September 15, 1995, by and between the Company and Union Bank.(1)

          10.15     Waiver and First Amendment to Loan Agreement, dated as of
                    March 31, 1997, by and between the Company and Union
                    Bank.(2)

          10.16 Business Loan Agreement, dated as of April 5, 1994, as amended, by and between the Company and Scripps Bank.(1)

          10.17 Equipment Financing Agreement, dated April 28, 1994, by and between the Company and Heritage Leasing Capital.(1)

          10.18 Equipment Financing Agreement, dated May 13, 1994, by and between the Company and Heritage Leasing Capital.(1)


         EXHIBIT
         NUMBERS                     DESCRIPTION OF EXHIBIT
         -------                     ----------------------

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

          10.21 Sublease, dated as of August 20, 1993, by and between Whittaker Corporation and the Company (2290 Cosmos Court,
                    Carlsbad, California).(1)

          10.22     Lease Agreement, dated December 8, 1994, by and between The
                    Campus, LLC and the Company (The Campus, Carlsbad,
                    California).(1)

          10.23     Lease, dated March 21, 1995, by and between Nagog
                    Development Co. and the Company (125 Nagog Park, Acton,
                    Massachusetts).(1)

          10.24     Lease, dated March 8, 1996, by and between Harry and Wendy
                    Brandon and the Company(1900 S. Harbor City Blvd.,
                    Melbourne, Florida).(1)

          10.25     Lease, dated December 9, 1997, by and between Newport
                    National Corporation and the Company(5962 La Place Court,
                    Carlsbad, California).(3)

          10.26     Lease, dated April 22, 1997, by and between Onimac
                    Corporation and the Company (2320 Camino Vida Roble,
                    Carlsbad, California).(3)

          10.27     Lease, dated March 24, 1998, by and between W9/LNP Real
                    Estate Limited Partnership and the Company (6155 El Camino
                    Real, Carlsbad, California).(3)

          10.28 Basic Ordering Agreement, dated November 8, 1994, as amended, by and between the Company and AT&T acting through its Tridom division.(1)

          10.29 Supply & Services Contract, dated June 2, 1996, by and between HCL Comnet Systems and Services Limited and the
                    Company.(1)

          10.30 Basic Ordering Agreement Subcontract, dated March 4, 1994, by and between Magnavox Electronic Systems Company and the Company.(1)

          10.31     Purchase Order Change to Basic Ordering Agreement
                    Subcontract, dated February 25, 1997, by and between Hughes
                    Defense Communications (formerly Magnavox Electronic Systems
                    Company) and the Company.(2)

          10.32 Award/Contract, effective March 29, 1996, as amended, issued by Electronic Systems Center/MCK Air Force Materiel Command,
                    USAF to the Company.(1)

          10.33 Amendment of Award/Contract, effective February 24, 1997, issued by Electronic Systems Center/MCK Air Force Materiel
                    Command, USAF to the Company.(2)

          10.34     Award/Contract, effective October 2, 1995, issued by
                    Electronic Systems Center/MCK Air Force Materiel Command,
                    USAF to the Company.(1)

          10.35 Award/Contract, effective September 29, 1993, as amended, issued by Information Technology Acquisition Center to the Company.(1)

          10.36     Turnkey Agreement, dated August 9, 1996, by and between
                    Hutchison Corporate Access (HK) Limited and the Company.(1)

          10.37     Award/Contract, effective July 30, 1991, issued by
                    Electronic Systems Division Air Force Systems Command, USAF to the Company.(1)

          10.38 Award/Contract, effective September 27, 1993, as amended, issued by Contracting Officer Naval Research Laboratory to the Company.(1)

          10.39 Award Contract, effective September 21, 1994, as amended, issued by Technical Contract Management Office to the Company.(1)

          10.40 Fixed Price Contract, dated as of October 18, 1995, by and between the Company and Spectragraphics.(1)

          21.1      Subsidiaries.(1)

          23.1      Consent of Independent Accountants.(3)

          27.1      Financial Data Schedule.(3)

          27.2      Restated Financial Data Schedule for the six months ended
                    September 30, 1997.(3)

          27.3      Restated Financial Data Schedule for the nine months ended
                    December 31, 1996.(3)

          27.4      Restated Financial Data Schedule for the year ended
                    March 31, 1997.(3)

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

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(3)  Filed herewith.


        (b) REPORTS ON FORM 8-K

        There were no reports on Form 8-K filed by the registrant during the fourth quarter of the fiscal year ended March 31, 1998.

        (c) EXHIBITS

        The exhibits required by this Item are listed under Item 14(a)(2).


                           GLOSSARY OF SELECTED TERMS

DAMA ...........................Demand Assigned Multiple Access. A protocol for assigning a communication channel to a user only
                                upon request.

DOD.............................Department of Defense.

Downlink .......................A radio transmission from a satellite back down toward the earth.

EMUT ...........................Enhanced Manpack UHF Terminal. A small, portable satellite terminal for DOD that operates in the
                                UHF frequency band.

FDMA............................Frequency Division Multiple Access. A protocol that assigns each communication channel to a
                                different transmission frequency.

GHz.............................Giga Hertz. One billion cycles per second. A measure of frequency or bandwidth.

LEO.............................Low Earth Orbit.

Local Loop Services.............Local telephony service.

MHz.............................Mega Hertz. One million cycles per second. A measure of frequency or bandwidth.

MIL-STD.........................Military standard.

NCS.............................Network Control System. The satellite terminal and computer that manages channel assignments in
                                a DAMA network.

Network.........................A collection of user terminals linked together by a satellite.

PSTN............................Public Switched Telephone Network.

RF..............................Radio Frequency.

SCPC............................Single Channel Per Carrier. A signalling technique that transmits one voice or data
                                circuit per radio channel.

SHF.............................Super High Frequency radio transmissions.

TDM.............................Time Division Multiplexing. A protocol for combining several different circuits into a
                                single, continuous transmission.

TDMA............................Time Division Multiple Access. A protocol for time sharing a single communication channel
                                among a number of different users.

Transponder.....................A receiving and transmitting device on board a satellite that relays an uplink transmission
                                from a satellite terminal back down to earth.

UHF.............................Ultra High Frequency radio transmissions.

Uplink..........................A radio transmission from a satellite terminal that is sent up to a satellite.

VSAT............................Very Small Aperture Terminal. A satellite terminal with a very small antenna. A VSAT
                                antenna is typically considered to be less than
                                3.7 meters in diameter.

Wireless Local Loop ............Wireless switched local telephony service.

                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 26, 1998.


                                      ViaSat, Inc.

                                      By: /s/  MARK D. DANKBERG
                                          --------------------------------------
                                          Mark D. Dankberg
                                          Chairman, President and Chief
                                          Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                      TITLE                           DATE
                 ---------                      -----                           ----

/s/  MARK D. DANKBERG                     Chairman of the Board,               June 26, 1998
------------------------------------      President and Chief
Mark D. Dankberg                          Executive Officer (Principal
                                          Executive Officer)


/s/  GREGORY D. MONAHAN                   Vice President, Chief                June 26, 1998
------------------------------------      Financial Officer and
Gregory D. Monahan                        General Counsel (Principal
                                          Financial Officer and
                                          Principal Accounting
                                          Officer)


/s/  ROBERT W. JOHNSON                    Director                             June 26, 1998
------------------------------------
Robert W. Johnson


/s/  JEFFREY M. NASH                      Director                             June 26, 1998
------------------------------------
Jeffrey M. Nash


/s/  B. ALLEN LAY                         Director                             June 26, 1998
------------------------------------
B. Allen Lay


/s/  JAMES F. BUNKER                      Director                             June 26, 1998
------------------------------------
James F. Bunker

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ViaSat, Inc.

In our opinion, the financial statements listed in the index appearing under item 14(a)(1) on page 36 present fairly, in all material respects, the financial position of ViaSat, Inc. at March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

San Diego, California
May 13, 1998

                                  VIASAT, INC.

                                  BALANCE SHEET



                                                           MARCH 31,      MARCH 31,
                                                             1998           1997
                                                         ------------      ------------
ASSETS

Current assets:
  Cash and cash equivalents                              $  3,290,000      $ 12,673,000
  Short-term investments                                    5,918,000                --
  Accounts receivable                                      19,056,000        10,315,000
  Inventory                                                 4,687,000         4,478,000
  Deferred income taxes                                     1,548,000           863,000
  Other current assets                                        479,000         1,825,000
                                                         ------------      ------------
     Total current assets                                  34,978,000        30,154,000
Property and equipment, net                                 6,986,000         5,085,000
Other assets                                                  829,000           435,000
                                                         ------------      ------------

          Total assets                                   $ 42,793,000      $ 35,674,000
                                                         ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $  4,555,000      $  4,844,000
  Accrued liabilities                                       5,087,000         3,769,000
  Current portion of notes payable                          1,060,000         1,135,000
                                                         ------------      ------------
     Total current liabilities                             10,702,000         9,748,000
                                                         ------------      ------------
Notes payable                                               1,544,000         1,428,000
Other liabilities                                             937,000           879,000
                                                         ------------      ------------
     Total long-term liabilities                            2,481,000         2,307,000
                                                         ------------      ------------
Commitments and contingencies (Notes 11 & 12)

Stockholders' equity:
  Series A, convertible preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 1998 and 1997, respectively

Common stock, $.0001 par value, 25,000,000
   shares authorized; 7,920,639 and 7,742,274
   shares issued and outstanding at March 31,
   1998 and 1997, respectively                                 81,000            81,000

  Paid in capital                                          16,668,000        16,044,000
  Stockholders' notes receivable                                   --           (80,000)
  Retained earnings                                        12,861,000         7,574,000
                                                         ------------      ------------
     Total stockholders' equity                            29,610,000        23,619,000
                                                         ------------      ------------
     Total liabilities and stockholders'
        equity                                           $ 42,793,000      $ 35,674,000
                                                         ============      ============




                 See accompanying notes to financial statements.

                                  VIASAT, INC.

                               STATEMENT OF INCOME


                                                    YEAR ENDED MARCH 31,
                                      --------------------------------------------------
                                          1998                1997              1996
                                      ------------       ------------       ------------
Revenues                              $ 64,197,000       $ 47,715,000       $ 29,017,000
Cost of revenues                        40,899,000         33,102,000         20,983,000
                                      ------------       ------------       ------------
  Gross profit                          23,298,000         14,613,000          8,034,000
Operating expenses:
  Selling, general and
     administrative                      7,862,000          4,752,000          3,400,000
  Independent research and
     development                         7,631,000          5,087,000          2,820,000
                                      ------------       ------------       ------------
Income from operations                   7,805,000          4,774,000          1,814,000
Other income (expense):
  Interest income                          797,000            354,000             29,000
  Interest expense                        (211,000)          (254,000)          (260,000)
                                      ------------       ------------       ------------
Income before income taxes               8,391,000          4,874,000          1,583,000
Provision (benefit) for income
  taxes                                  3,104,000          1,702,000            (50,000)
                                      ------------       ------------       ------------
Net income                            $  5,287,000       $  3,172,000       $  1,633,000
                                      ============       ============       ============

Basic net income per share
                                      $       0.68       $       0.66       $       0.50
                                      ============       ============       ============

Diluted net income per share
                                      $       0.65       $       0.48       $       0.28
                                      ============       ============       ============

Shares used in computing basic
   net income per share                  7,801,212          4,810,472          3,267,141
                                      ============       ============       ============

Shares used in computing diluted
   net income per share                  8,174,994          6,641,805          5,734,637
                                      ============       ============       ============


                 See accompanying notes to financial statements.

                                  VIASAT, INC.

                             STATEMENT OF CASH FLOWS

                                                               YEAR ENDED MARCH 31,
                                                 --------------------------------------------------
                                                     1998                1997                1996
                                                 ------------       ------------       ------------

Cash flows from operating activities:
  Net income                                     $  5,287,000       $  3,172,000       $  1,633,000

  Adjustments to reconcile net income to
   net cash (used in) provided by operating
   activities:
      Depreciation                                  2,182,000          1,389,000            982,000
      Deferred income taxes                          (811,000)          (721,000)          (350,000)
  Increase (decrease) in cash resulting
   from changes in:
      Accounts receivable                          (8,741,000)        (4,144,000)        (1,871,000)
      Inventory                                      (209,000)        (3,255,000)        (1,019,000)
      Other assets                                  1,078,000         (1,620,000)          (186,000)
      Accounts payable                               (289,000)         2,070,000          1,294,000
      Accrued liabilities                           1,318,000          1,612,000           (512,000)
      Other liabilities                                58,000            275,000            485,000
                                                 ------------       ------------       ------------
        Net cash (used in) provided by
            operating activities                     (127,000)        (1,222,000)           456,000
                                                 ------------       ------------       ------------

Cash flows from investing activities:
  Purchases of short-term investments              (5,918,000)                --                 --
  Purchases of property and equipment              (4,083,000)        (3,685,000)        (1,875,000)
                                                 ------------       ------------       ------------

        Net cash used in investing
          activities                              (10,001,000)        (3,685,000)        (1,875,000)
                                                 ------------       ------------       ------------


Cash flows from financing activities:
  Proceeds from short-term bank borrowings                 --          2,600,000          1,400,000
  Repayment of short-term bank borrowings                  --         (2,600,000)        (1,400,000)
  Proceeds from issuance of notes payable           1,448,000            889,000          2,778,000
  Repayment of notes payable                       (1,407,000)          (836,000)        (1,964,000)
  Proceeds from issuance of common stock              704,000         15,230,000            171,000
                                                 ------------       ------------       ------------

        Net cash provided by financing
          activities                                  745,000         15,283,000            985,000
                                                 ------------       ------------       ------------


Net (decrease) increase in cash and cash
   equivalents                                     (9,383,000)        10,376,000           (434,000)
Cash and cash equivalents at
   beginning of year                               12,673,000          2,297,000          2,731,000
                                                 ------------       ------------       ------------


Cash and cash equivalents at end of year         $  3,290,000       $ 12,673,000       $  2,297,000
                                                 ============       ============       ============

Supplemental information:
  Cash paid for interest                         $    211,000       $    254,000       $    260,000
                                                 ============       ============       ============
  Cash paid for income taxes                     $  3,857,000       $  2,293,000       $    468,000
                                                 ============       ============       ============


                 See accompanying notes to financial statements.

                                  VIASAT, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY



                                         PREFERRED STOCK              COMMON  STOCK                       STOCKHOLDERS'
                                    NUMBER OF                   NUMBER OF                     PAID IN          NOTES       RETAINED
                                     SHARES          AMOUNT      SHARES         AMOUNT        CAPITAL       RECEIVABLE     EARNINGS
                                  -----------    ------------  ----------   ------------   ------------   ------------  ------------
Balance at March 31, 1995           3,225,000    $     32,000   3,207,339   $     44,000   $   568,000                  $ 2,769,000

  Issuance of common stock                                        134,762          2,000       169,000
  Net income                                                                                                              1,633,000
                                  -----------    ------------  ----------   ------------   -----------   ------------   -----------
Balance at March 31, 1996           3,225,000          32,000   3,342,101         46,000       737,000                    4,402,000

  Issuance of common stock                                      2,034,635          3,000    15,307,000
  Conversion of preferred
     stock to common stock         (3,225,000)   $    (32,000)  2,365,538         32,000
  Shares subscribed                                                                                       $    (80,000)
  Net income                                                                                                              3,172,000
                                  -----------    ------------  ----------   ------------   ------------   ------------  ------------
Balance at March 31, 1997                                       7,742,274         81,000     16,044,000        (80,000)   7,574,000

  Exercise of stock options                                       126,273                       149,000
  Issuance for Employee Stock
    Purchase Plan                                                  52,092                       475,000
  Payment for shares subscribed                                                                            $    80,000
  Net income                                                                                                              5,287,000
                                  -----------    ------------  ----------   ------------   ------------   ------------  -----------

Balance at March 31, 1998                                       7,920,639   $     81,000   $ 16,668,000                 $12,861,000
                                  ===========    ============  ==========   ============   ============   ============  ============



                 See accompanying notes to financial statements.

                                  VIASAT, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

  The Company

        ViaSat, Inc. (the "Company") designs, produces and markets advanced digital satellite telecommunications and wireless signal processing equipment.

  Management Estimates and Assumptions

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates.

  Cash Equivalents

        Cash equivalents consist of highly liquid investments with original maturities of 90 days or less.

  Investments

        At March 31, 1998, the Company held investments in investment grade debt securities with various maturities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's total investments in these securities as of March 31, 1998 and 1997 totaled $9,176,000 and $8,979,000, respectively. The Company has included $3,258,000 and $8,979,000 of these securities in cash and cash equivalents, as of March 31, 1998 and 1997, respectively, as they have maturities of less than 90 days. The remaining $5,918,000 as of March 31, 1998 has been classified as short-term investments. The Company has designated all of its investments as held to maturity.

  Revenue Recognition

        The majority of the Company's revenues are derived from services performed for the United States Government and its prime contractors under a variety of contracts including cost-plus-fixed fee, fixed-price, and time and materials contracts. Such sales amounted to $58,249,000, $46,292,000, and $28,305,000 for the years ended March 31, 1998, 1997 and 1996, respectively. Included in these revenues are sales to a significant customer under various subcontracts totaling $8,964,000, $12,830,000 and $5,269,000 during the years ended March 31, 1998, 1997 and 1996, respectively. The Company's five largest contracts (by revenues) generated approximately 65%, 58% and 37% of the Company's total revenues for the fiscal year ended March 31, 1998, 1997 and 1996, respectively.

        Generally, revenues are recognized as services are performed using the percentage of completion method, measured primarily by costs incurred to date compared with total estimated costs at completion or based on the number of units delivered. The Company provides for anticipated losses on contracts by a charge to income during the period in which they are first identified.

        Contract costs, including indirect costs, are subject to audit and negotiations with Government representatives. These audits have been completed and agreed upon through fiscal year 1995. Contract revenues and accounts receivable are stated at amounts which are expected to be realized upon final settlement.

  Unbilled Accounts Receivable

        Unbilled receivables consist of costs and fees earned and billable on contract completion or other specified events. The majority of unbilled receivables is expected to be collected within one year.

   Concentration of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade accounts receivable which are generally not collateralized. The Company limits its exposure to credit loss by placing its cash equivalents and short-term investments with high credit quality financial institutions which invest in high quality short-term debt instruments. Concentrations of credit risk with respect to receivables are generally limited because the Company's principal customers are various agencies of the United States Government and its prime contractors.

  Inventory

        Inventories are valued at the lower of cost or market, cost being determined by the first-in, first-out method.

  Software Costs

        Software product development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of cost or net realizable value. Through March 31, 1998, no significant amounts were expended subsequent to reaching technological feasibility.

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

  Long-lived Assets

        The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. No such impairment losses have been identified by the Company.

  Warranty Reserves

        The Company provides limited warranties on certain of its products for periods of up to three years. The Company recognizes warranty reserves when products are shipped based upon an estimate of total warranty costs, with amounts expected to be incurred within twelve months classified as a current liability.

  Income Taxes

        Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future tax consequences resulting from differences in the financial reporting and tax bases of assets and liabilities. Deferred income tax expense (benefit) is the net change during the year in the deferred income tax asset or liability.

  Stock Based Compensation

        The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income and earnings per share as if the fair value method had been applied in measuring compensation expense (Note 8).

  Earnings Per Share

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which establishes new standards for computing earnings per share. Under the new requirements, historically reported "primary" and "fully diluted" earnings per share have been replaced with "basic" and "diluted" earnings per share. Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents during the period. Common stock equivalents include options granted under the Company's stock option plans which are included in the earnings per share calculations using the treasury stock method and common shares expected to be issued under the Company's employee stock purchase plan. All earnings per share data reported in prior years has been restated in accordance with SFAS No. 128.

  Fair Value of Financial Instruments

        At March 31, 1998, the carrying amounts of the Company's financial instruments, including cash equivalents, short-term investments, trade receivables and accounts payable, approximated their fair values due to their short-term maturities. At March 31, 1998, the estimated fair value of the Company's long-term debt approximated its carrying value, as a majority of the related borrowing rates are variable.

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

NOTE 3 - COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

                                                         MARCH 31,
                                              -------------------------------
                                                   1998              1997
                                              ------------       ------------
Cash and cash equivalents:
  Investments in debt securities              $  3,258,000       $  8,979,000
  Certificates of deposit                               --          1,500,000
  Cash                                              32,000          2,194,000
                                              ------------       ------------
                                              $  3,290,000       $ 12,673,000
                                              ============       ============

Accounts receivable:
  Billed                                      $ 12,077,000       $  6,860,000
  Unbilled, less progress payments of
   $3,092,000 and  $7,399,000 at
   March 31, 1998 and 1997, respectively         6,979,000          3,455,000
                                              ------------       ------------
                                              $ 19,056,000       $ 10,315,000
                                              ============       ============
Inventory:
  Raw materials                               $  1,564,000       $  1,418,000
  Work in process                                2,372,000          2,662,000
  Finished goods                                   751,000            398,000
                                              ------------       ------------
                                              $  4,687,000       $  4,478,000
                                              ============       ============

Property and equipment:
  Machinery and equipment                     $  8,224,000       $  5,320,000
  Computer equipment                             4,108,000          3,012,000
  Furniture and fixtures                           339,000            256,000
                                              ------------       ------------
                                                12,671,000          8,588,000
  Less accumulated depreciation                 (5,685,000)        (3,503,000)
                                              ------------       ------------
                                              $  6,986,000       $  5,085,000
                                              ============       ============

Accrued liabilities:
  Current portion of warranty reserve         $  1,279,000       $    806,000
  Accrued vacation                                 974,000            821,000
  Collections in excess of revenues                930,000            355,000
  Accrued 401(k) matching contribution             671,000            553,000
  Accrued bonus                                    500,000            762,000
  Income taxes payable                             309,000            252,000
  Other                                            424,000            220,000
                                              ------------       ------------
                                              $  5,087,000       $  3,769,000
                                              ============       ============


NOTE 4 - SHORT-TERM BANK BORROWINGS

        The Company has a $6,000,000 line of credit with a bank which allows it to borrow the greater of $2,000,000 or 80% of eligible accounts receivable plus 50% of the Company's eligible inventory. At the Company's option, interest accrues either at the bank's prime rate (8.5% at March 31, 1998) or at the bank's LIBOR rate plus 1.75% (7.44% at March 31, 1998). There were no borrowings outstanding as of March 31, 1998 and 1997. The Company is required to pay a fee equal to 0.09% of the unused portion of the line of credit on a quarterly basis. The credit agreement includes covenants which, among other things, require the Company to maintain stated net worth amounts plus specific liquidity and long-term solvency ratios as well as a minimum net income level. The line of credit expires on September 15, 1998. Amounts borrowed are secured by substantially all of the Company's assets.

NOTE 5 - NOTES PAYABLE

                                                         MARCH 31,
                                             -----------------------------
                                                 1998             1997
                                             -----------       -----------
Bank installment loans, with various
  maturity dates through September
  2001, total monthly  payments of
  $89,000 with interest rates ranging
  between 8% and 12%, collateralized
  by equipment                               $ 2,485,000       $ 2,232,000

Finance company installment loans, with
  various maturity dates through
  April 1999, total  monthly payments
  of $20,000 with interest rates
  ranging between 10.23% and 11.81%,
  collateralized by equipment                    119,000           331,000
                                             -----------       -----------
                                               2,604,000         2,563,000
Less current portion                          (1,060,000)       (1,135,000)
                                             -----------       -----------
                                             $ 1,544,000       $ 1,428,000
                                             ===========       ===========

        Principal maturities of notes payable as of March 31, 1998 are summarized as follows:

        YEAR ENDING MARCH 31,
        ---------------------
               1999                                             1,060,000
               2000                                               873,000
               2001                                               517,000
               2002                                               154,000
                                                              -----------
                                                              $ 2,604,000
                                                              ===========

NOTE 6 - COMMON STOCK AND OPTIONS

        In July 1993, the Company adopted the 1993 Stock Option Plan (the "Plan") which authorizes 733,500 shares to be granted no later than July 2003. The Plan provides for the grant of both incentive stock options and non-qualified stock options which are subject to a three year vesting period. The exercise prices of the options represent the estimated fair value of the Company's common stock as determined by the Company's Board of Directors. In November 1996, the Plan was terminated and replaced by the 1996 Equity Participation Plan. No options have been issued under the Plan since July 1996.

        In November 1996, the Company adopted the ViaSat, Inc. 1996 Equity Participation Plan (the "1996 Equity Participation Plan") designed to update and replace the 1993 Stock Option Plan. The 1996 Equity Participation Plan provides for the grant to executive officers, other key employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards. A maximum of 750,000 shares are reserved for issuance under the 1996 Equity Participation Plan. As of March 31, 1998, the Company has granted 438,000 options to purchase shares of common stock under this plan with vesting terms of 3 to 5 years.

        In November 1996, the Company adopted the ViaSat, Inc. Employee Stock Purchase Plan (the "Employee Stock Purchase Plan") to assist employees in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. A maximum of 250,000 shares of common stock are reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of March 31, 1998, the Company has issued 52,092 shares of common stock under this plan.

        Transactions under the Company's stock option plans are summarized as follows:

                                                    NUMBER           EXERCISE PRICE
                                                  OF SHARES            PER SHARE
                                                  ---------            ---------
    Outstanding at March 31, 1995                    190,416           $.34- .82
    Options granted                                  128,033                1.36
    Options canceled                                    (147)                .82
    Options exercised                                 (8,215)            .34-.82
                                                 -----------
    Outstanding at March 31, 1996                    310,087            .34-1.36
    Options granted                                  295,673          4.09-10.75
    Options canceled                                  (5,284)           .82-4.09
    Options exercised                                (73,458)           .34-1.36
                                                 -----------
    Outstanding at March 31, 1997                    527,018           .34-10.75
    Options granted                                  269,450        12.25- 19.81
    Options canceled                                 (13,511)         .48- 12.75
    Options exercised                               (126,273)           .34-4.09
                                                 -----------
    Outstanding at March 31, 1998                    656,684          $.34-19.81
                                                 ===========

        The Company also granted certain officers and employees the opportunity to purchase at fair value 118,607 and 124,805 shares of the Company's common stock in fiscal 1997 and 1996, respectively.

        The following table summarizes all options outstanding and exercisable by price range as of March 31, 1998:

                                               WEIGHTED
                                                AVERAGE         WEIGHTED                          WEIGHTED
                                               REMAINING         AVERAGE                           AVERAGE
         RANGE OF             NUMBER          CONTRACTUAL       EXERCISE       NUMBER             EXERCISE
      EXERCISE PRICES       OUTSTANDING       LIFE-YEARS          PRICE      EXERCISABLE            PRICE
     ----------------      ------------      -----------     -----------     -----------         -----------
     $    0.34-1.50           119,812          1.99         $    1.13             74,242          $    1.07
          4.09-4.50            98,031          3.25              4.17             25,936               4.19
         9.00-12.75           355,341          9.01             11.31             40,002               9.77
        14.03-15.31            54,500          9.37             14.42                 --                 --
        17.13-19.81            29,000          9.50             17.89                 --                 --
                           ----------                                        -----------
     $   0.34-19.81           656,684          6.92         $    8.93            140,180           $   4.13
                           ==========                                        ===========


NOTE 7 - SHARES USED IN EARNINGS PER SHARE CALCULATIONS


                                                                                   YEAR ENDED MARCH 31,
                                                                     --------------------------------------------------
                                                                          1998             1997              1996
                                                                     ---------------  ----------------  ---------------
 Weighted average common shares outstanding used in
    calculating basic net income per share                                7,801,212         4,810,472        3,267,141

 Weighted average options to purchase common stock as
    determined by application of the treasury stock method                  360,118           226,840          101,958

  Incremental shares for assumed conversion of
    convertible preferred stock                                                  --         1,600,788        2,365,538

  Employee Stock Purchase Plan equivalents                                   13,664             3,705               --

                                                                    ---------------  ----------------  ---------------
  Shares used in computing diluted net income per share                   8,174,994         6,641,805        5,734,637
                                                                    ===============  ================  ===============

        All outstanding shares of the Company's preferred stock automatically converted into shares of common stock upon the closing of the Company's initial public offering on December 3, 1996. Shares used in computing diluted net income per share for 1997 and 1996 assume the conversion of all outstanding shares of the convertible preferred stock at the beginning of those years.

NOTE 8 - PRO FORMA EARNINGS PER SHARE

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

        As the Company continues to follow APB Opinion No. 25 it presents pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options and shares issued under the Employee Stock Purchase Plan (hereafter referred to as "options") granted subsequent to March 31, 1995 using the fair value methodology.

        The fair values of options granted during the years ended as reported below were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                        EMPLOYEE                                EMPLOYEE STOCK
                                                     STOCK OPTIONS                              PURCHASE PLAN
                                 ------------------------------------------------         ------------------------
                                       1998              1997              1996             1998             1997
                                 -------------      -------------        --------         --------         -------
     Expected life (in years)      3.50 - 5.50       3.50 - 5.00            3.50             0.50            0.50
     Risk-free interest rate       5.65 - 5.68%             6.45%           5.93%            5.54%           5.97%
     Expected volatility                 50.00%            50.00%          50.00%           50.00%          50.00%
     Expected dividend yield              0.00%             0.00%           0.00%            0.00%           0.00%



        The weighted average estimated fair value of employee stock options granted during 1998, 1997 and 1996 was $6.30, $3.55 and $.57 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during 1998 and 1997 was $4.00 and $2.78 per share, respectively.

        For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period. Because SFAS No. 123 is applicable only to options granted subsequent to March 31, 1995, the pro forma effect will not be fully reflected until the options granted in fiscal 1996 are fully vested in fiscal 2000. The Company's pro forma information for the years ended March 31, 1998, 1997 and 1996 are as follows:

                                       1998            1997             1996
                                   -------------    ------------    -------------
Net income as reported              $ 5,287,000      $3,172,000      $ 1,633,000
Pro forma net income                  4,489,000       3,016,000        1,615,000
Pro forma basic earnings per share         0.58            0.63             0.49
Pro forma diluted earnings per share       0.56            0.46             0.28

NOTE 9 - INCOME TAXES

        The provision (benefit) for income taxes includes the following:

                                                             YEAR ENDED MARCH 31,
                                            -------------------------------------------------------
                                               1998                   1997                  1996
                                            -----------           -----------           -----------
Current tax provision
  Federal                                   $ 3,200,000           $ 1,954,000           $   344,000
  State                                         715,000               469,000                 9,000
                                            -----------           -----------           -----------
                                              3,915,000             2,423,000               353,000
                                            -----------           -----------           -----------
Deferred tax provision:
  Federal                                      (683,000)             (563,000)             (310,000)
  State                                        (128,000)             (158,000)              (93,000)
                                            -----------           -----------           -----------
                                               (811,000)             (721,000)             (403,000)
                                            -----------           -----------           -----------
     Total provision (benefit) for
       income taxes                         $ 3,104,000           $ 1,702,000           $   (50,000)
                                            ===========           ===========           ===========


        Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                 MARCH 31,
                                        --------------------------
                                            1998           1997
                                        -----------     ----------
            Deferred tax assets:
              Warranty reserve           $  738,000     $  528,000
              Inventory reserve             383,000        280,000
              Accrued vacation              328,000        247,000
              State income taxes            243,000         58,000
              Other                         377,000        145,000
                                         ----------     ----------
                 Total deferred tax
                   assets                $2,069,000     $1,258,000
                                         ==========     ==========


        A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:


                                                             YEAR ENDED MARCH 31,
                                            -------------------------------------------------------
                                                1998                  1997                 1996
                                            -----------           -----------           -----------
Tax expense at statutory rate               $ 2,853,000           $ 1,657,000           $   538,000

    State tax provision (benefit),
      net of federal benefit                    388,000               205,000               (60,000)

    Research tax credit                        (179,000)             (181,000)             (480,000)
    Other                                        42,000                21,000               (48,000)
                                            -----------           -----------           -----------
                                            $ 3,104,000           $ 1,702,000           $   (50,000)
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

NOTE 10 - EMPLOYEE BENEFITS

        The Company has a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code. The Company may make discretionary contributions to the plan which vest equally over six years. Employees who have completed 90 days of service and are at least 21 years of age are eligible to participate in the plan. Participants are entitled, upon termination or retirement, to their vested portion of the plan assets which are held by an independent trustee. Discretionary contributions accrued by the Company during fiscal years 1998, 1997 and 1996 amounted to $671,000, $553,000 and $444,000, respectively. The cost of administering the plan is not significant.

NOTE 11 - COMMITMENTS

        The Company leases office facilities under noncancelable operating leases with initial terms ranging from one to five years which expire between December 1998 and July 1999. Certain of the Company's facilities leases contain option provisions which allow for extension of the lease terms. Rent expense was $1,079,000, $793,000 and $608,000 in fiscal years 1998, 1997 and 1996, respectively.

Future minimum lease payments are as follows:

         YEAR ENDING MARCH 31,
                1999                                   $  1,041,000
                2000                                        177,000
                                                       ------------
                                                       $  1,218,000
                                                       ============


NOTE 12 - CONTINGENCIES

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

NOTE 13 - SUBSEQUENT EVENT

In April 1998, the Company entered into a long-term agreement to lease a facility in Carlsbad, California which will house the Company's entire California based operations. The facility is expected to be completed in September 1999. The term of the lease is 10 years with two three-year option periods. The initial minimum lease payments are $2,300,000 per year.