Form 10-Q
period 1998-06-30
VIASAT INC
filed 1998-08-14
CIK 797721

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


        (Mark One)

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998.

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



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


          The number of shares outstanding of the issuer's common stock, $.0001 par value, as of July 30, 1998 was 7,976,649.

                                  VIASAT, INC.
                                      INDEX


                                                                                          PAGE
                                                                                          ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheet at June 30, 1998 and
                           March 31, 1998                                                   2

                  Condensed Statement of Income for the three months
                           ended June 30, 1998 and 1997                                     3

                  Condensed Statement of Cash Flows for the three months
                           ended June 30, 1998 and 1997                                     4

                  Condensed Statement of  Stockholders' Equity for the
                           three months ended June 30, 1998                                 5

                  Notes to Condensed Financial Statements                                   6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                       9

         Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk                                                                     11

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                         12

                                  VIASAT, INC.
                             CONDENSED BALANCE SHEET



                                                                     JUNE 30,              MARCH 31,
                                                                       1998                   1998
                                                                  -------------          -------------
                                                                   (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                                       $   6,755,000          $   3,290,000
  Short-term investments                                              5,084,000              5,918,000
  Accounts receivable                                                16,319,000             19,056,000
  Inventory                                                           5,811,000              4,687,000
  Deferred income taxes                                               1,670,000              1,548,000
  Other current assets                                                  416,000                479,000
                                                                  -------------          -------------
     Total current assets                                            36,055,000             34,978,000
Property and equipment, net                                           7,371,000              6,986,000
Other assets                                                            640,000                829,000
                                                                  -------------          -------------

          Total assets                                            $  44,066,000          $  42,793,000
                                                                  =============          =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $   3,664,000          $   4,555,000
  Accrued liabilities                                                 4,708,000              5,087,000
  Current portion of notes payable                                    1,312,000              1,060,000
                                                                  -------------          -------------
     Total current liabilities                                        9,684,000             10,702,000
                                                                  -------------          -------------
Notes payable                                                         2,047,000              1,544,000
Other liabilities                                                       871,000                937,000
                                                                  -------------          -------------
     Total long-term liabilities                                      2,918,000              2,481,000
                                                                  -------------          -------------

Contingencies (Note 7)

Stockholders' equity:
  Common stock                                                           81,000                 81,000
  Paid in capital                                                    17,133,000             16,668,000
  Retained earnings                                                  14,250,000             12,861,000
                                                                  -------------          -------------
     Total stockholders' equity                                      31,464,000             29,610,000
                                                                  -------------          -------------

          Total liabilities and stockholders' equity              $  44,066,000          $  42,793,000
                                                                  =============          =============



            See accompanying notes to condensed financial statements

                                  VIASAT, INC.
                          CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                 -----------------------------------
                                                                     1998                   1997
                                                                 ------------           ------------
Revenues                                                         $ 16,304,000           $ 14,476,000
Cost of revenues                                                    9,832,000              9,359,000
                                                                 ------------           ------------
   Gross profit                                                     6,472,000              5,117,000
Operating expenses:
   Selling, general and administrative                              2,355,000              1,790,000
   Independent research and development                             1,940,000              1,621,000
                                                                 ------------           ------------
Income from operations                                              2,177,000              1,706,000
Other income (expense):
   Interest income                                                    140,000                209,000
   Interest expense                                                   (70,000)               (50,000)
                                                                 ------------           ------------
Income before income taxes                                          2,247,000              1,865,000
Provision for income taxes                                            858,000                690,000
                                                                 ------------           ------------
Net income                                                       $  1,389,000           $  1,175,000
                                                                 ============           ============


Basic net income per share                                       $        .18           $        .15
                                                                 ============           ============

Diluted net income per share                                     $        .17           $        .15
                                                                 ============           ============

Shares used in basic net income per share computation               7,921,563              7,744,119
                                                                 ============           ============

Shares used in diluted net income per share computation             8,209,522              8,071,640
                                                                 ============           ============



            See accompanying notes to condensed financial statements.

                                  VIASAT, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                             JUNE 30,
                                                                  -----------------------------------
                                                                      1998                   1997
                                                                  ------------           ------------
Cash flows from operating activities:
  Net income                                                      $  1,389,000           $  1,175,000
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation                                                       688,000                469,000
    Deferred income taxes                                              (83,000)              (160,000)
  Increase (decrease) in cash resulting from changes in:
    Accounts receivable                                              2,737,000             (1,711,000)
    Inventory                                                       (1,124,000)            (1,049,000)
    Other assets                                                       213,000              1,050,000
    Accounts payable                                                  (891,000)               (55,000)
    Accrued liabilities                                               (379,000)             1,358,000
    Other liabilities                                                  (66,000)               (18,000)
                                                                  ------------           ------------

     Net cash provided by operating activities                       2,484,000              1,059,000
                                                                  ------------           ------------

Cash flows from investing activities:
  Proceeds from maturity of short-term investments                     834,000
  Purchases of property and equipment                               (1,073,000)              (693,000)
                                                                  ------------           ------------

     Net cash used in investing activities                            (239,000)              (693,000)
                                                                  ------------           ------------


Cash flows from financing activities:
  Proceeds from issuance of notes payable                            1,007,000                160,000
  Repayment of notes payable                                          (252,000)              (665,000)
  Proceeds from issuance of common stock                               465,000                318,000
                                                                  ------------           ------------

   Net cash provided by (used in) financing activities               1,220,000               (187,000)
                                                                  ------------           ------------

Net increase in cash and cash equivalents                            3,465,000                179,000

Cash and cash equivalents at beginning of period                     3,290,000             12,673,000
                                                                  ------------           ------------

Cash and cash equivalents at end of period                        $  6,755,000           $ 12,852,000
                                                                  ============           ============


Supplemental information:
  Cash paid for interest                                          $     70,000           $     50,000
                                                                  ============           ============
  Cash paid for income taxes                                      $    260,000           $    541,000
                                                                  ============           ============



            See accompanying notes to condensed financial statements

                                  VIASAT, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                          NUMBER                                  PAID IN              RETAINED
                                          SHARES              AMOUNT              CAPITAL              EARNINGS
                                         ---------          -----------          -----------          -----------
Balance at March 31, 1998                7,920,639          $    81,000          $16,668,000          $12,861,000


  Exercise of stock options                 23,399                                   204,000

  Issuance for Employee Stock
    Purchase Plan                           22,167                                   261,000

  Net Income                                                                                            1,389,000
                                         ---------          -----------          -----------          -----------
Balance at June 30, 1998                 7,966,205          $    81,000          $17,133,000          $14,250,000
                                         =========          ===========          ===========          ===========



            See accompanying notes to condensed financial statements.

                                  VIASAT, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of June 30, 1998 and the condensed statements of income and of cash flows for the three month periods ended June 30, 1998 and 1997, and the statement of stockholders' equity for the three months ended June 30, 1998 have been prepared by ViaSat, Inc. (the "Company"), and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 1998 included in the Company's 1998 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

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


NOTE 4 - EARNINGS PER SHARE

Common stock equivalents of 287,959 and 327,521 shares for the three months ended June 30, 1998 and 1997 were used to calculate diluted earnings per share. Common stock equivalents are primarily comprised of options granted under the Company's stock option plan. There are no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented.

                                  VIASAT, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS


                                                             JUNE 30,              MARCH 31,
                                                               1998                  1998
                                                         ---------------        --------------
                                                           (UNAUDITED)
           Accounts receivable:
             Billed                                      $    10,564,000        $   12,077,000
             Unbilled                                          5,755,000             6,979,000
                                                         ---------------        --------------
                                                         $    16,319,000        $   19,056,000
                                                         ===============        ==============

           Inventory:
             Raw materials                               $     2,666,000        $    1,564,000
             Work in process                                   2,044,000             2,372,000
             Finished goods                                    1,101,000               751,000
                                                         ---------------        --------------
                                                         $     5,811,000        $    4,687,000
                                                         ===============        ==============
           Accrued liabilities:
             Current portion of warranty reserve         $     1,431,000        $    1,279,000
             Accrued vacation                                  1,021,000               974,000
             Income taxes payable                                989,000               309,000
             Collections in excess of revenues                   428,000               930,000
             Accrued 401(k) matching contribution                248,000               671,000
             Accrued bonus                                       177,000               500,000
             Other                                               414,000               424,000
                                                         ---------------        --------------
                                                         $     4,708,000        $    5,087,000
                                                         ===============        ==============

NOTE 6 -  INCOME TAXES

The provision (benefit) for income taxes is as follows:


                                                                    THREE MONTHS
                                                                    ENDED JUNE 30,
                                                         ------------------------------------
                                                              1998                  1997
                                                         --------------        --------------
                                                          (UNAUDITED)           (UNAUDITED)
                Current tax provision:
                  Federal                                $      701,000        $      666,000
                  State                                         240,000               182,000
                                                         --------------        --------------
                                                                941,000               848,000
                                                         --------------        --------------
                Deferred tax provision:
                  Federal                                       (28,000)             (122,000)
                  State                                         (55,000)              (36,000)
                                                         ---------------       ---------------
                                                                (83,000)             (158,000)
                                                         ---------------       ---------------
                     Total provision for income
                        Taxes                            $      858,000        $      690,000
                                                         ==============        ==============

                                  VIASAT, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                            JUNE 30,              MARCH 31,
                                                              1998                  1998
                                                        --------------         ---------------
                                                          (UNAUDITED)
                Deferred tax assets:
                  Warranty reserve                      $      773,000         $       738,000
                  Inventory reserve                            569,000                 383,000
                  Accrued vacation                             337,000                 328,000
                  State Income Taxes                            81,000                 243,000
                  Other                                        392,000                 377,000
                                                        --------------         ---------------
                     Total deferred tax assets          $    2,152,000         $     2,069,000
                                                        ==============         ===============



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion, the words "believes," "anticipated" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including without limitation the disclosures made under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1998 filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.

                                                            THREE MONTHS ENDED
                                                                JUNE 30,
                                                          ---------------------
                                                           1998           1997
                                                          -----           -----
          Revenue                                         100.0%          100.0%
          Cost of revenue                                  60.3            64.7
                                                          -----           -----
          Gross profit                                     39.7            35.3
          Operating expenses:
            Selling, general, and administrative           14.4            12.4
            Independent research and development           11.9            11.2
                                                          -----           -----
          Income from operations                           13.4            11.8
          Income before income taxes                       13.8            12.9
          Net income                                        8.5             8.1


THREE MONTHS ENDED JUNE 30, 1998 VS. THREE MONTHS ENDED JUNE 30, 1997

    Revenues. Revenues increased 12.6% from $14.5 million for the three months ended June 30, 1997 to $16.3 million for the three months ended June 30, 1998. This increase was primarily due to increases in revenues generated by several product lines including JCS (Joint Communication Simulator) and MIDS (Multifunction Information Distribution System). These increases were partially offset by a decrease in revenues derived from UHF DAMA network control stations.

    Gross Profit. Gross profit increased 26.5% from $5.1 million (35.3% of revenues) for the three months ended June 30, 1997 to $6.5 million (39.7% of revenues) for the three months ended June 30, 1998. The Company's sales for the three months ended June 30, 1998 were comprised of higher margin products relative to the same quarter of the prior year.

    Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased 31.6% from $1.8 million (12.4% of revenues) for the three months ended June 30, 1997 to $2.4 million (14.4% of revenues) for the three months ended June 30, 1998. The increase in SG&A expenses as a percentage of revenues reflects increased expenditures relating to marketing of commercial products, increased bid and proposal efforts for defense programs, and additional administrative staffing to support the Company's growth. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Certain SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

    Independent Research and Development. Independent Research and Development ("IR&D") expenses increased 19.7% from $1.6 million (11.2% of revenues) for the three months ended June 30, 1997 to $1.9 million (11.9% of revenues) for the three months ended June 30, 1998. This increase resulted primarily from higher IR&D expenses related to the Company's government products.

    Interest Expense. Interest expense increased from $50,000 for the three months ended June 30, 1997 to $70,000 for the three months ended June 30, 1998. Interest expense relates to loans for the purchase of capital equipment, which are generally four year fixed-rate term loans, and to short-term borrowings under the Company's line of credit to cover working capital requirements. Total outstanding equipment loans were $2.1 million at June 30, 1997 and $3.4 million at June 30, 1998. There were no outstanding borrowings under the Company's line of credit as of June 30, 1997 and 1998.

    Interest Income. Interest income decreased from $209,000 for the three months ended June 30, 1997 to $140,000 for the three months ended June 30, 1998. This decrease was primarily the result of lower cash balances. Interest income relates to interest earned on short-term deposits of cash.

    Provision for Income Taxes. The Company's effective income tax rate increased from 37% for the three months ended June 30, 1997 to 38% for the three months ended June 30, 1998. The Company's effective income tax rate increased due to a limitation on qualified research and development expenditures used to calculate the Company's research and development tax credit.


BACKLOG

At June 30, 1998, the Company had firm backlog of $66.9 million, of which $43.3 million was funded. The firm backlog of $66.9 million does not include contract options of $24.2 million. Of the $66.9 million in firm backlog, approximately $38.5 million is expected to be delivered in the fiscal year ending March 31, 1999, $18.2 million is expected to be delivered in the fiscal year ending March 31, 2000 and the balance is expected to be delivered in the fiscal year ending March 31, 2001 and thereafter. The Company had firm backlog of $72.7 million, of which $48.0 million was funded, not including options of $24.3 million, at March 31, 1998. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A majority of the Company's backlog scheduled for delivery can be terminated at the convenience of the government since orders are often made substantially in advance of delivery, and the Company's contracts typically provide that orders may be terminated with limited or no penalties. In addition, purchase orders may set forth product specifications that would require the Company to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the related purchase order.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily from cash flow from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. Cash provided by operating activities for the three months ended June 30, 1998 and 1997 was $2.5 million and $1.1 million, respectively. The relative increase in cash provided by operating activities for the three months ended June 30, 1998 compared to the same period of the prior year was primarily due to the timing of receivable collections which were offset by decreased levels of accounts payable and accrued liabilities.

Cash used in investing activities for the three months ended June 30, 1998 and 1997 was $239,000 and $693,000, respectively. The Company's purchase of fixed assets increased during the period, however this increase was offset by the maturity of certain short-term investments which were reinvested in cash equivalents. The Company's purchases of property and equipment primarily consist of test equipment and computers.

Cash provided/(used) by financing activities for the three months ended June 30, 1998 and 1997 was $1.2 million and ($187,000), respectively. This increase was primarily the result of borrowings for equipment financing and proceeds from the sale of common stock through the Company's employee stock option and purchase plans.

At June 30, 1998, the Company had $11.8 million in cash, cash equivalents and short-term investments, $26.4 million in working capital and $3.4 million in long-term debt, which consisted of equipment financing. The Company had a zero balance under its line of credit at June 30, 1998.

The Company's credit facility with Union Bank of California includes a $6.0 million line of credit and $4.5 million in commitments for equipment financing. The line of credit allows the Company to borrow, for general working capital purposes, the greater of $2.0 million or 80% of eligible accounts receivable plus 50% of the Company's eligible inventory. At the Company's option, interest accrues either at the bank's prime rate or at the bank's LIBOR rate plus 1.75%. The credit facility expires on September 15, 1998. The Company is required to pay a fee equal to 0.09% of the unused portion of the line of credit on a quarterly basis.

The Company has commenced the evaluation of its computer systems and products to insure its operations will not be adversely effected by year 2000 software problems. Presently, the Company does not believe that year 2000 compliance will result in additional material investments by the Company, nor does the Company anticipate that the year 2000 problem will have a material adverse effect on the business operations or financial performance of the Company. There can be no assurances, however, that the year 2000 problem will not adversely effect the Company and its business.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27.1 - Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            VIASAT, INC.






Date: August 14, 1998                       /s/  Mark D. Dankberg
                                                 -------------------------------
                                                 MARK D. DANKBERG
                                                 President
                                                 Chief Executive Officer






                                            /s/  Gregory D. Monahan
                                                 -------------------------------
                                                 GREGORY D. MONAHAN
                                                 Vice President & General
                                                 Counsel
                                                 Chief Financial Officer