Form 10-Q
period 1998-09-30
VIASAT INC
filed 1998-11-06
CIK 797721

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the quarterly period ended September 30, 1998.
or

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



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----


    The number of shares outstanding of the issuer's common stock, $.0001 par value, as of November 2, 1998 was 7,985,919.

                                  VIASAT, INC.
                                      INDEX


                                                                            PAGE
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Balance Sheet at September 30, 1998 and
                      March 31, 1998                                           3

                 Condensed Statement of Income for the three and six months
                      ended September 30, 1998 and 1997                        4

                 Condensed Statement of Cash Flows for the six months
                      ended September 30, 1998 and 1997                        5

                 Condensed Statement of  Stockholders' Equity for the
                      six months ended September 30, 1998                      6

                 Notes to Condensed Financial Statements                       7

         Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                      9

         Item 3. Quantitative and Qualitative Disclosures About Market
                      Risk                                                    13


PART II. OTHER INFORMATION

         Item 4.  Submissions of Matters to a Vote of Security
                       Holders                                                14

         Item 6.  Exhibits and Reports on Form 8-K                            14

                                  VIASAT, INC.
                             CONDENSED BALANCE SHEET


                                                     SEPTEMBER 30,       MARCH 31,
                                                         1998              1998
                                                     -------------      -----------
ASSETS                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents                          $ 2,722,000        $ 3,290,000
  Short-term investments                              10,611,000          5,918,000
  Accounts receivable                                 17,883,000         19,056,000
  Inventory                                            5,061,000          4,687,000
  Deferred income taxes                                1,824,000          1,548,000
  Other current assets                                   281,000            479,000
                                                     -----------        -----------
     Total current assets                             38,382,000         34,978,000
Property and equipment, net                            7,378,000          6,986,000
Other assets                                             754,000            829,000
                                                     -----------        -----------
          Total assets                               $46,514,000        $42,793,000
                                                     ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $ 4,949,000        $ 4,555,000
  Accrued liabilities                                  4,608,000          5,087,000
  Current portion of notes payable                     1,438,000          1,060,000
                                                     -----------        -----------
     Total current liabilities                        10,995,000         10,702,000
                                                     -----------        -----------
Notes payable                                          1,760,000          1,544,000
Other liabilities                                        818,000            937,000
                                                     -----------        -----------
     Total long-term liabilities                       2,578,000          2,481,000
                                                     -----------        -----------

Contingencies (Note 7)

Stockholders' equity:
  Common stock                                            81,000             81,000
  Paid in capital                                     17,233,000         16,668,000
  Retained earnings                                   15,627,000         12,861,000
                                                     -----------        -----------
     Total stockholders' equity                       32,941,000         29,610,000
                                                     -----------        -----------

          Total liabilities and stockholders'        $46,514,000        $42,793,000
          equity                                     ===========        ===========




            See accompanying notes to condensed financial statements.

                                  VIASAT, INC.
                          CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)


                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                   -------------------------     ---------------------------
                                       1998          1997           1998            1997
                                   ------------  -----------     -----------     -----------
Revenues                           $18,037,000   $15,931,000     $34,341,000     $30,407,000
Cost of revenues                    11,228,000    10,513,000      21,060,000      19,872,000
                                    ----------    ----------      ----------      ----------
  Gross profit                       6,809,000     5,418,000      13,281,000      10,535,000
Operating expenses:
  Selling, general and
     administrative                  2,520,000     1,826,000       4,875,000       3,616,000
  Independent research and
     development                     2,162,000     1,832,000       4,102,000       3,453,000
                                    ----------    ----------      ----------      ----------
Income from operations               2,127,000     1,760,000       4,304,000       3,466,000
Other income (expense):
     Interest income                   268,000       206,000         408,000         415,000
     Interest expense                  (66,000)      (52,000)       (136,000)       (102,000)
                                    -----------   -----------     -----------     -----------
Income before income taxes           2,329,000     1,914,000       4,576,000       3,779,000
Provision  for income taxes            952,000       711,000       1,810,000       1,401,000
                                    ----------    ----------      ----------      ----------
Net income                          $1,377,000    $1,203,000      $2,766,000      $2,378,000
                                    ==========    ==========      ==========      ==========


Basic net income per share          $      .17    $      .15      $      .35      $      .31
                                    ==========    ==========      ==========      ==========
Diluted net income per share        $      .17    $      .15      $      .34      $      .29
                                    ==========    ==========      ==========      ==========

Shares used in basic net income
per share computation                7,974,103     7,792,402       7,947,843       7,768,262
                                    ==========    ==========      ==========      ==========

Shares used in diluted net income
per share computation                8,192,121     8,201,546       8,197,548       8,129,196
                                    ==========    ==========      ==========      ==========






            See accompanying notes to condensed financial statements.

                                  VIASAT, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                         SIX MONTHS ENDED
                                                           SEPTEMBER 30,
                                                   ------------------------------
                                                       1998               1997
                                                   -----------        -----------
Cash flows from operating activities:
  Net income                                       $ 2,766,000        $ 2,378,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation                                     1,357,000            974,000
    Deferred income taxes                             (341,000)          (382,000)
  Increase (decrease) in cash resulting from
    changes in:
    Accounts receivable                              1,173,000         (3,079,000)
    Inventory                                         (374,000)        (1,258,000)
    Other assets                                       336,000          1,315,000
    Accounts payable                                   394,000            295,000
    Accrued liabilities                               (479,000)         1,815,000
    Other liabilities                                 (119,000)           174,000
                                                   ------------       -----------
     Net cash provided by operating activities       4,713,000          2,232,000
                                                   -----------        -----------

Cash flows from investing activities:
  Purchases of short-term investments, net          (4,693,000)                --
  Purchases of property and equipment               (1,747,000)        (1,625,000)
                                                   ------------       ------------
     Net cash used in investing activities          (6,440,000)        (1,625,000)
                                                   ------------       ------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable            1,092,000            524,000
  Repayment of notes payable                          (498,000)          (865,000)
  Proceeds from issuance of common stock               565,000            360,000
                                                   -----------        -----------
   Net cash provided by financing activities         1,159,000             19,000
                                                   -----------        -----------
Net increase(decrease) in cash and cash               (568,000)           626,000
   equivalents

Cash and cash equivalents at beginning of period     3,290,000         12,673,000
                                                   -----------        -----------
Cash and cash equivalents at end of period         $ 2,722,000        $13,299,000
                                                   ===========        ===========

Supplemental information:
  Cash paid for interest                           $   136,000        $   102,000
                                                   ===========        ===========
  Cash paid for income taxes                       $ 2,187,000        $ 1,744,000
                                                   ===========        ===========



            See accompanying notes to condensed financial statements.

                                  VIASAT, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                      COMMON STOCK
                                 -----------------------
                                 NUMBER OF                      PAID IN       RETAINED
                                  SHARES         AMOUNT         CAPITAL       EARNINGS
                                 ---------     ---------       -----------  -----------
Balance at March 31,  1998       7,920,639      $ 81,000       $16,668,000  $12,861,000

  Exercise of stock options         43,093                         304,000

   Issuance of shares for
   Employee Stock Purchase Plan     22,187                         261,000

  Net Income                                                                  2,766,000
                                 ---------      --------       -----------  -----------
Balance at September 30, 1998    7,985,919      $ 81,000       $17,233,000  $15,627,000
                                 =========      ========       ===========  ===========










                  See accompanying notes to condensed financial statements.

                                  VIASAT, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 -- BASIS OF PRESENTATION

The accompanying condensed balance sheet as of September 30, 1998, the condensed statement of income for the three and six month periods ended September 30, 1998 and 1997, the condensed statement of cash flows for the six month periods ended September 30, 1998 and 1997, and the statement of stockholders' equity for the six months ended September 30, 1998 have been prepared by ViaSat, Inc. (the "Company"), and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 1998 included in the Company's 1998 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.


NOTE 2 -- MANAGEMENT ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information, and actual results could differ from those estimates.


NOTE 3 -- REVENUE RECOGNITION

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


NOTE 4 -- EARNINGS PER SHARE

Common stock equivalents of 218,018 and 409,144 shares for the three months ended September 30, 1998 and 1997, respectively, and 249,705 and 360,934 for the six months ended September 30, 1998 and 1997, respectively, were used to calculate diluted earnings per share. Antidilutive shares excluded from the calculation were 249,065 and 1,217 shares for the three months ended September 30, 1998 and 1997, respectively. Antidilutive shares excluded from the calculation were 146,443 and 5,962 shares for the six months ended September 30, 1998 and 1997, respectively. Common stock equivalents are primarily comprised of options granted under the Company's stock option plan. There are no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented.

                                  VIASAT, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 5 -- COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

                                              SEPTEMBER 30,        MARCH 31,
                                                  1998               1998
                                             -------------     -------------
                                               (UNAUDITED)
         Accounts receivable:
           Billed                            $10,176,000       $12,077,000
           Unbilled                            7,707,000         6,979,000
                                             -----------       -----------
                                             $17,883,000       $19,056,000
                                             ===========       ===========

         Inventory:
           Raw materials                     $ 2,040,000       $ 1,564,000
           Work in process                     2,066,000         2,372,000
           Finished goods                        955,000           751,000
                                             -----------       -----------
                                             $ 5,061,000       $ 4,687,000
                                             ===========       ===========
         Accrued liabilities:
           Current portion of warranty       $ 1,528,000       $ 1,279,000
           reserve
           Accrued vacation                      944,000           974,000
           Income taxes payable                   10,000           309,000
           Collections in excess of              125,000           930,000
           revenues
           Accrued 401(k) matching               452,000           671,000
           contribution
           Accrued bonus                         335,000           500,000
           Other                               1,214,000           424,000
                                             -----------       -----------
                                             $ 4,608,000       $ 5,087,000
                                             ===========       ===========



NOTE 6 -- CONTINGENCIES

The Company is currently a party to various government and commercial contracts which require the Company to meet performance covenants and project milestones. Under the terms of these contracts, failure by the Company to meet such performance covenants and milestones permit the other party to terminate the contract and, under certain circumstances, recover liquidated damages or other penalties. The Company is currently not in compliance, or in the past was not in compliance, with the performance or milestone requirements of certain of these contracts. Historically, the Company's customers have not elected to terminate such contracts or seek liquidated damages from the Company and management does not believe that its existing customers will do so; therefore, the Company has not accrued for any potential liquidated damages or penalties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion, the words "believes," "anticipated" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including without limitation the disclosures made under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1998 filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.

                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                               1998        1997        1998        1997
Revenue                                      100.0%      100.0%       100.0%      100.0%


Cost of revenue                                62.2        66.0         61.3       65.47
Gross profit                                   37.8        34.0         38.7        34.6
Operating expenses:
  Selling, general, and administrative         14.0        11.5         14.2        11.9
  Independent research and development         12.0        11.5         11.9        11.4
Income from operations                         11.8        11.0         12.5        11.4
Income before income taxes                     12.9        12.0         13.3        12.4
Net income                                      7.6         7.6          8.1         7.8


THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues. Revenues increased 13.2% from $15.9 million for the three months ended September 30, 1997 to $18.0 million for the three months ended September 30, 1998. This increase was primarily due to increases in revenues generated by several product lines including JCS (Joint Communication Simulator) and MIDS (Multifunction Information Distribution System) and UHF DAMA modems. These increases were partially offset by a decrease in revenues derived from UHF DAMA network control stations and from commercial products.

     Gross Profit. Gross profit increased 25.7% from $5.4 million (34% of revenues) for the three months ended September 30, 1997 to $6.8 million (37.8% of revenues) for the three months ended September 30, 1998. The Company's sales for the three months ended September 30, 1998 were comprised of higher margin products relative to the same quarter of the prior year.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased 38% from $1.8 million (11.5% of revenues) for the three months ended September 30, 1997 to $2.5 million (14% of revenues) for the three months ended September 30, 1998. The increase in SG&A expenses as a percentage of revenues reflects increased expenditures relating to marketing of commercial products, increased business development and bid and proposal efforts for defense programs, and additional administrative staffing to support the Company's growth. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Certain SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

     Independent Research and Development. Independent research and development ("IR&D") expenses increased 18% from $1.8 million (11.5% of revenues) for the three months ended September 30, 1997 to $2.2 million (12% of revenues) for the three months ended September 30, 1998. This increase resulted primarily from higher IR&D expenses related to the Company's defense products.

     Interest Expense. Interest expense increased from $52,000 for the three months ended September 30, 1997 to $66,000 for the three months ended September 30, 1998. Interest expense relates to loans for the purchase of capital equipment, which are generally four year fixed-rate term loans, and to short-term borrowings under the Company's line of credit to cover working capital requirements. Total outstanding equipment loans were $2.2 million at September 30, 1997 and $3.2 million at September 30, 1998. There were no outstanding borrowings under the Company's line of credit as of September 30, 1997 and 1998.

     Interest Income. Interest income increased from $206,000 for the three months ended September 30, 1997 to $268,000 for the three months ended September 30, 1998. This increase was primarily the result of interest received from the U.S. Government on overdue receivables. Interest income relates largely to interest earned on short-term deposits of cash.

     Provision for Income Taxes. The Company's effective income tax rate increased from 37.1% for the three months ended September 30, 1997 to 40.9% for the three months ended September 30, 1998. The tax provision was calculated without allowance for the federal research and development tax credit, which was expired on September 30, 1998. The R&D tax credit has been subsequently reinstated, which will impact the tax rate favorably in future quarters.


SIX MONTHS ENDED SEPTEMBER 30, 1998 VS. SIX MONTHS ENDED SEPTEMBER 30, 1997

     Revenues. Revenues increased 12.9% from $30.4 million for the six months ended September 30, 1997 to $34.3 million for the six months ended September 30, 1998. This increase was primarily due to increases in revenues generated by several product lines including JCS (Joint Communication Simulator) and MIDS (Multifunction Information Distribution System) and UHF DAMA modems. These increases were partially offset by a decrease in revenues derived from UHF DAMA network control stations and from commercial products.

     Gross Profit. Gross profit increased 26.1% from $10.5 million (34.7% of revenues) for the six months ended September 30, 1997 to $13.3 million (38.7% of revenues) for the six months ended September 30, 1998. The Company's sales for the six months ended September 30, 1998 were comprised of higher margin products relative to the same period of the prior year.

     Selling, General and Administrative Expenses. SG&A expenses increased 34.8% from $3.6 million (11.9% of revenues) for the six months ended September 30, 1997 to $4.9 million (14.2% of revenues) for the six months ended September 30, 1998. The increase in SG&A expenses reflects increased expenditures relating to marketing of commercial products, increased business development and bid and proposal efforts for defense programs, and additional administrative staffing to support the Company's growth.

     Independent Research and Development. IR&D expenses increased 18.8% from $3.5 million (11.4% of revenues) for the six months ended September 30, 1997 to $4.1 million (11.9% of revenues) for the six months ended September 30, 1998. This increase resulted primarily from higher IR&D expenses related to the Company's defense products.

     Interest Expense. Interest expense increased from $102,000 for the six months ended September 30, 1997 to $136,000 for the six months ended September 30, 1998. Interest expense relates to loans for the purchase of capital equipment, which are generally four year fixed-rate term loans, and to short-term borrowings under the Company's line of credit to cover working capital requirements. There were no outstanding borrowings under the Company's line of credit as of September 30, 1997 and 1998.

     Interest Income. Interest income decreased from $415,000 for the six months ended September 30, 1997 to $408,000 for the six months ended September 30, 1998. This decrease resulted from lower cash balances during the period, and from a lower yield on invested balances, offset by interest payments from the U.S. Government on overdue receivables. Interest income relates to interest earned on short-term deposits of cash.

     Provision for Income Taxes. The Company's effective income tax rate increased from 37.1% for the six months ended September 30, 1997 to 39.6% for the six months ended September 30, 1998. The tax provision was calculated without allowance for the federal research and development tax credit, which had expired on September 30, 1998.


BACKLOG

At September 30, 1998, the Company had firm backlog of $57.7 million, of which $46.7 million was funded. The firm backlog of $57.7 million does not include contract options of $28.4 million. Of the $57.7 million in firm backlog, approximately $26.2 million is expected to be delivered in the fiscal year ending March 31, 1999, $20.7 million is expected to be delivered in the fiscal year ending March 31, 2000 and the balance is expected to be delivered in the fiscal year ending March 31, 2001 and thereafter. The Company had firm backlog of $72.7 million, of which $48.0 million was funded, not including options of $24.3 million, at March 31, 1998. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A majority of the Company's backlog scheduled for delivery can be terminated at the convenience of the government since orders are often made substantially in advance of delivery, and the Company's contracts typically provide that orders may be terminated with limited or no penalties. In addition, purchase orders may set forth product specifications that would require the Company to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the related purchase order.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily from cash flow from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. Cash provided by operating activities for the six months ended September 30, 1998 and 1997 was $4.7 million and $2.2 million, respectively. The relative increase in cash provided by operating activities for the six months ended September 30, 1998 compared to the same period of the prior year was primarily due to the timing of receivable collections which were offset by decreased levels of accounts payable.

Cash used in investing activities for the six months ended September 30, 1998 and 1997 was $6.4 million and $1.6 million, respectively. The Company purchased $1.7 million and $1.6 million of property and equipment during the six months ended September 30, 1998 and 1997, respectively. The Company's purchases of property and equipment primarily consist of test equipment and computers. During the six months ended September 30,1998, $4.6 million in cash equivalents matured and were reinvested in short-term investments.

Cash provided by financing activities for the three months ended September 30, 1998 and 1997 was $1.2 million and $19,000, respectively. This increase was primarily the result of borrowings for equipment financing and proceeds from the sale of common stock through the Company's employee stock option and purchase plans.

At September 30, 1998, the Company had $13.3 million in cash, cash equivalents and short-term investments, $27.4 million in working capital and $3.2 million in long-term debt, which consisted of equipment financing. The Company had a zero balance under its line of credit at September 30, 1998.

The Company's credit facility with Union Bank of California includes a $6.0 million line of credit and $4.5 million in commitments for equipment financing. The line of credit allows the Company to borrow, for general working capital purposes, the greater of $2.0 million or 80% of eligible accounts receivable plus 50% of the Company's eligible inventory. At the Company's option, interest accrues either at the bank's prime rate or at the bank's LIBOR rate plus 1.75%. The credit facility expires on November 15, 1998. The Company is required to pay a fee equal to 0.09% of the unused portion of the line of credit on a quarterly basis.

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


YEAR 2000 ISSUE

Many computer programs have been written using two digits rather than four to define the applicable year. This poses a problem at the end of the century when 1/1/00 could represent either year 2000 or year 1900. This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 issue." The Company has formulated a Year 2000 Plan to address the Company's Year 2000 issues. Because the Company's fiscal year 2000 begins on April 1, 1999, applications which depend upon the fiscal year instead of the calendar year must be free of any Year 2000 issues by April 1,1999.

The Company's internal business systems and PC applications will be a primary area of focus. The Company is currently evaluating its software applications, including, but not limited to, its business systems software, personal computers, computerized manufacturing equipment and embedded chips to identify any Year 2000 issues that could significantly disrupt the Company's operations.

The Company's Year 2000 Plan contemplates four phases -- evaluation, implementation of any required changes, testing and release/installation. The evaluation phase includes a determination of which systems rely on the fiscal year and which use the calendar year. The Company is currently in the evaluation phase on most systems. The Company plans to have completed the evaluation of all critical systems by December 31, 1998, and plans to be Year 2000 compliant on all critical systems which rely on the fiscal year before March 31, 1999. The Company expects to be Year 2000 compliant on all critical systems which rely on the calendar year before December 31, 1999. Some non-critical systems may not be addressed until after January 2000, however, the Company believes such systems will not disrupt the Company's operations significantly.

The Company has conducted evaluations of its products to determine if they are Year 2000 compliant. The Company does not believe that there are any material Year 2000 defects in its products. The Company has been asked by some customers to complete tests on many of its products to determine if there are any Year 2000 issues. The products have passed these tests. The Company does not believe that any Year 2000 compliance issues related to its products will result in a material adverse effect on the financial performance or results of operations of the Company.

The Company has begun the evaluation of the Year 2000 status of critical suppliers, and anticipates initiating more extensive inquiries with significant suppliers and selected customers during the third quarter of 1998 to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company does not believe that any Year 2000 compliance issues related to its suppliers will result in a material adverse effect on the business operations or financial performance of the Company.

The Company currently estimates that the total cost of implementing its Year 2000 Plan will not exceed $1.0 million. This preliminary estimate is based on available information and will be updated as the Company continues its assessment and proceeds with the implementation.

The Company anticipates that the Year 2000 issue will not have a material adverse effect on the financial position or results of operations of the Company. There can be no assurances, however, that the systems of other companies or the U.S. Government, on which the Company relies for supplies, cash payments, and future business, will be timely converted, or that a failure to convert by another company or the U.S. Government, would not have a material adverse effect on the financial position or results of operations of the Company. If third party service providers and vendors, due to the Year 2000 issue, fail to provide the Company with components or materials which are necessary to manufacture its products, with sufficient electrical power and other utilities to sustain its manufacturing process, or with adequate, reliable means of transporting its products to its customers worldwide, then any such failure could have a material adverse effect on the Company's ability to conduct business, as well as the Company's financial position and results of operations.

The foregoing discussion of Year 2000 issues contains forward-looking statements and should be read in conjunction with the Company's disclosures in the first paragraph under the caption "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" above.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company held its Annual Meeting of Stockholders on September 2,
1998.

     (b) Not applicable.

     (c) The matters voted upon at the meeting and the votes cast with respect thereto were as follows:

                          Votes           Votes                           Broker
                           For      Against/Withheld   Abstentions       Non-Votes
                        ---------   ----------------   -----------       ---------
Election of Directors:
Jeffrey M. Nash         6,755,931          19,538          --                   --
B. Allen Lay            6,752,706          22,763          --                   --

Approval of Equity      3,338,512         567,518          --            2,869,439
  Participation Plan


     (d) Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27.1 -- Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VIASAT, INC.


Date: November 5, 1998                  /s/ Mark D. Dankberg
                                            ------------------------------------
                                            MARK D. DANKBERG
                                            President
                                            Chief Executive Officer




                                        /s/ Gregory D. Monahan
                                            ------------------------------------
                                            GREGORY D. MONAHAN
                                            Vice President & General Counsel
                                            Chief Financial Officer