Form 10-Q
period 1998-12-31
VIASAT INC
filed 1999-02-16
CIK 797721

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1998.

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

     The number of shares outstanding of the issuer's common stock, $.0001 par value, as of February 2, 1999 was 8,025,272.

                                  VIASAT, INC.
                                      INDEX


                                                                             PAGE
PART I. FINANCIAL INFORMATION
     Item 1.   Financial Statements

          Condensed Balance Sheet at December 31, 1998 and March 31, 1998      3

          Condensed Statement of Income for the three and nine months ended
               December 31, 1998 and 1997                                      4

          Condensed Statement of Cash Flows for the nine months ended
               December 31, 1998 and 1997                                      5

          Condensed Statement of Stockholders' Equity for the nine months
               ended December 31, 1998                                         6

          Notes to Condensed Financial Statements                              7

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                       9

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk     13


PART II. OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                               14

                                  VIASAT, INC.
                             CONDENSED BALANCE SHEET

                                                      DECEMBER 31,       MARCH 31,
                                                          1998             1998
                                                      ------------       ---------
ASSETS                                                (UNAUDITED)
Current assets:
  Cash and cash equivalents                          $ 3,835,000        $ 3,290,000
  Short-term investments                              12,510,000          5,918,000
  Accounts receivable                                 18,328,000         19,056,000
  Inventory                                            4,109,000          4,687,000
  Deferred income taxes                                1,748,000          1,548,000
  Other current assets                                   403,000            479,000
                                                     -----------        -----------
     Total current assets                             40,933,000         34,978,000
Property and equipment, net                            7,021,000          6,986,000
Other assets                                             904,000            829,000
                                                     -----------        -----------
          Total assets                               $48,858,000        $42,793,000
                                                     ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $ 4,403,000        $ 4,555,000
  Accrued liabilities                                  5,927,000          5,087,000
  Current portion of notes payable                     1,318,000          1,060,000
                                                     -----------        -----------
     Total current liabilities                        11,648,000         10,702,000
                                                     -----------        -----------
Notes payable                                          1,501,000          1,544,000
Other liabilities                                      1,020,000            937,000
                                                     -----------        -----------
     Total long-term liabilities                       2,521,000          2,481,000
                                                     -----------        -----------
Contingencies (Note 6)

Stockholders' equity:
  Common stock                                            81,000             81,000
  Paid in capital                                     17,324,000         16,668,000
  Retained earnings                                   17,284,000         12,861,000
                                                     -----------        -----------
     Total stockholders' equity                       34,689,000         29,610,000
                                                     -----------        -----------
          Total liabilities and
             stockholders' equity                    $48,858,000        $42,793,000
                                                     ===========        ===========


            See accompanying notes to condensed financial statements

                                  VIASAT, INC.
                          CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)

                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                           DECEMBER 31,                  DECEMBER 31,
                                    -------------------------     ---------------------------
                                       1998           1997            1998            1997
                                    -----------   -----------     -----------     -----------
Revenues                            $18,928,000   $15,991,000     $53,269,000     $46,398,000
Cost of revenues                     12,401,000    10,234,000      33,461,000      30,106,000
                                    -----------   -----------     -----------     -----------
  Gross profit                        6,527,000     5,757,000      19,808,000      16,292,000
Operating expenses:
  Selling, general and
     administrative                   2,371,000     1,866,000       7,246,000       5,482,000
  Independent research and
     development                      1,671,000     1,885,000       5,773,000       5,338,000
                                    -----------   -----------     -----------     -----------
Income from operations                2,485,000     2,006,000       6,789,000       5,472,000
Other income (expense):
     Interest income                    185,000       189,000         593,000         604,000
     Interest expense                   (63,000)      (55,000)       (199,000)       (157,000)
                                    -----------   -----------     -----------     -----------
Income before income taxes            2,607,000     2,140,000       7,183,000       5,919,000
Provision  for income taxes             950,000       789,000       2,760,000       2,190,000
                                    -----------   -----------     -----------     -----------
Net income                          $ 1,657,000   $ 1,351,000     $ 4,423,000     $ 3,729,000
                                    ===========   ===========     ===========     ===========
Basic net income per share          $       .21   $       .17     $       .56     $       .48
                                    ===========   ===========     ===========     ===========

Diluted net income per share        $       .20   $       .16     $       .54     $       .46
                                    ===========   ===========     ===========     ===========

Shares used in basic net income
per share computation                 7,987,508     7,810,233       7,960,529       7,781,976
                                    ===========   ===========     ===========     ===========

Shares used in diluted net income
per share computation                 8,153,782     8,214,789       8,190,970       8,164,806
                                    ===========   ===========     ===========     ===========


            See accompanying notes to condensed financial statements.

                                  VIASAT, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                              DECEMBER 31,
                                                    ------------------------------
                                                        1998               1997
                                                    -----------        -----------
Cash flows from operating activities:
  Net income                                        $ 4,423,000        $ 3,729,000
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation                                      2,045,000          1,509,000
    Tax Benefit from exercise of stock options           82,000                 --
    Deferred Taxes                                     (379,000)          (633,000)
  Increase (decrease) in cash resulting
    from changes in:
    Accounts receivable                                 728,000         (4,964,000)
    Inventory                                           578,000           (580,000)
    Other assets                                        179,000          1,380,000
    Accounts payable                                   (152,000)           343,000
    Accrued liabilities                                 840,000          2,432,000
    Other liabilities                                    83,000             57,000
                                                    -----------        -----------
     Net cash provided by operating activities        8,427,000          3,273,000
                                                    -----------        -----------
Cash flows from investing activities:
  Purchases of short-term investments, net           (6,592,000)                --
  Purchases of property and equipment                (2,079,000)        (3,234,000)
                                                    -----------        -----------
     Net cash used in investing activities           (8,671,000)        (3,234,000)
                                                    -----------        -----------
Cash flows from financing activities:
  Proceeds from issuance of notes payable             1,092,000            878,000
  Repayment of notes payable                           (877,000)        (1,135,000)
  Proceeds from issuance of common stock                574,000            616,000
                                                    -----------        -----------
   Net cash provided by financing activities            789,000            359,000
                                                    -----------        -----------
Net increase in cash and cash equivalents               545,000            398,000

Cash and cash equivalents at beginning of period      3,290,000         12,673,000
                                                    -----------        -----------
Cash and cash equivalents at end of period          $ 3,835,000        $13,071,000
                                                    ===========        ===========
Supplemental information:
  Cash paid for interest                            $   199,000        $   157,000
                                                    ===========        ===========
  Cash paid for income taxes                        $ 2,668,000        $ 2,144,000
                                                    ===========        ===========


                   See accompanying notes to condensed financial statements

                                  VIASAT, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                              COMMON STOCK
                                        ------------------------
                                        NUMBER OF                      PAID IN       RETAINED
                                         SHARES          AMOUNT        CAPITAL       EARNINGS
                                        ---------      ---------    -----------    -----------
Balance at March 31, 1998               7,920,639      $  81,000    $16,668,000    $12,861,000


  Tax benefit from exercise of stock
    options                                                              82,000

  Exercise of stock options                49,265                       313,000

  Issuance of shares for Employee
    Stock Purchase Plan                    22,187                       261,000

  Net Income                                                                         4,423,000
                                        ---------      ---------    -----------    -----------
Balance at December 31, 1998            7,992,091      $  81,000    $17,324,000    $17,284,000
                                        =========      =========    ===========    ===========



            See accompanying notes to condensed financial statements.

                                  VIASAT, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 1998, the condensed statement of income for the three and nine month periods ended December 31, 1998 and 1997, the condensed statement of cash flows for the nine month periods ended December 31, 1998 and 1997, and the statement of stockholders' equity for the nine months ended December 31, 1998 have been prepared by ViaSat, Inc. (the "Company"), and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 1998 included in the Company's 1998 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

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

Contract costs, including indirect costs, are subject to audit and negotiations with Government representatives. These audits have been completed and agreed upon through fiscal year 1996. Contract revenues and accounts receivable are stated at amounts which are expected to be realized upon final settlement.

NOTE 4 -- EARNINGS PER SHARE

Common stock equivalents of 166,274 and 404,556 shares for the three months ended December 31, 1998 and 1997, respectively, and 230,441 and 382,830 for the nine months ended December 31, 1998 and 1997, respectively, were used to calculate diluted earnings per share. Antidilutive shares excluded from the calculation were 515,381 and 24,000 shares for the three months ended December 31, 1998 and 1997, respectively, and 216,642 and 13,000 shares for the nine months ended December 31, 1998 and 1997, respectively. Common stock equivalents are primarily comprised of options granted under the Company's stock option plan. There are no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented.

NOTE 5 -- COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS


                                              DECEMBER 31,         MARCH 31,
                                                  1998               1998
                                              ------------        -----------
                                               (UNAUDITED)
        Accounts receivable:
          Billed                               $11,483,000        $12,077,000
          Unbilled                               6,845,000          6,979,000
                                               -----------        -----------
                                               $18,328,000        $19,056,000
                                               ===========        ===========
        Inventory:
          Raw materials                        $ 1,472,000        $ 1,564,000
          Work in process                        1,880,000          2,372,000
          Finished goods                           757,000            751,000
                                               -----------        -----------
                                               $ 4,109,000        $ 4,687,000
                                               ===========        ===========
        Accrued liabilities:
          Current portion of warranty
            reserve                           $ 1,599,000         $ 1,279,000
          Accrued vacation                        973,000             974,000
          Accrued bonus                           905,000             500,000
          Accrued 401(k) matching
            contribution                          677,000             671,000
          Other employee liabilities              560,000             236,000
          Other                                   523,000             188,000
          Collections in excess of revenues       487,000             930,000
          Income taxes payable                    203,000             309,000
                                              ------------        -----------
                                               $ 5,927,000        $ 5,087,000
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

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.

                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 DECEMBER 31,             DECEMBER 31,
                                              1998        1997         1998        1997
Revenue                                       100.0       100.0        100.0       100.0
Cost of revenue                                65.5        64.0         62.8        64.9
Gross profit                                   34.5        36.0         37.2        35.1
Operating expenses:
  Selling, general, and administrative         12.5        11.7         13.6        11.8
  Independent research and development          8.8        11.8         10.8        11.5
Income from operations                         13.1        12.5         12.7        11.8
Income before income taxes                     13.8        13.4         13.5        12.8
Net income                                      8.8         8.4          8.3         8.0


THREE MONTHS ENDED DECEMBER 31, 1998 VS. THREE MONTHS ENDED DECEMBER 31, 1997

     Revenues. Revenues increased 18.4% from $16.0 million for the three months ended December 31, 1997 to $18.9 million for the three months ended December 31, 1998. This increase was primarily due to increases in revenues generated by several product lines including UHF DAMA modems, MIDS (Multifunction Information Distribution System) and JCS (Joint Communication Simulator). These increases were partially offset by a decrease in revenues derived from UHF DAMA network control stations and from commercial products.

     Gross Profit. Gross profit increased 13.4% from $5.8 million (36% of revenues) for the three months ended December 31, 1997 to $6.5 million (34.5% of revenues) for the three months ended December 31, 1998. The Company's gross margin for the three months ended December 31, 1998 was impacted by lower profitability than initially expected on certain percent complete contracts.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased 27% from $1.9 million (11.7% of revenues) for the three months ended December 31, 1997 to $2.4 million (12.5% of revenues) for the three months ended December 31, 1998. The increase in SG&A expenses as a percentage of revenues reflects increased expenditures relating to marketing of commercial products, increased business development and bid and proposal efforts for defense programs, and additional administrative staffing to support the Company's growth. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Certain SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

     Independent Research and Development. Independent research and development ("IR&D") expenses decreased 11.4% from $1.9 million (11.8% of revenues) for the three months ended December 31, 1997 to $1.7 million (8.8% of revenues) for the three months ended December 31, 1998. This decrease resulted from the award of funded development contracts related to both the Company's defense and commercial products.

     Interest Expense. Interest expense increased from $55,000 for the three months ended December 31, 1997 to $63,000 for the three months ended December 31, 1998. Interest expense relates to loans for the purchase of capital equipment, which are generally four year fixed-rate term loans, and to short-term borrowings under the Company's line of credit to cover working capital requirements. Total outstanding equipment loans were $2.1 million at December 31, 1997 and $2.8 million at December 31, 1998. There were no outstanding borrowings under the Company's line of credit as of December 31, 1997 and 1998.

     Interest Income. Interest income decreased from $189,000 for the three months ended December 31, 1997 to $185,000 for the three months ended December 31, 1998. This decrease resulted from a lower yield on invested balances. Interest income relates largely to interest earned on short-term deposits of cash.

     Provision for Income Taxes. The Company's effective income tax rate decreased from 36.9% for the three months ended December 31, 1997 to 36.4% for the three months ended December 31, 1998. The difference relates primarily to the retroactive reinstatement of the federal research and development tax credit in October 1998.

NINE MONTHS ENDED DECEMBER 31, 1998 VS. NINE MONTHS ENDED DECEMBER 31, 1997

     Revenues. Revenues increased 14.8% from $46.4 million for the nine months ended December 31, 1997 to $53.3 million for the nine months ended December 31, 1998. This increase was primarily due to increases in revenues generated by several product lines including JCS (Joint Communication Simulator) and MIDS (Multifunction Information Distribution System) and UHF DAMA modems. These increases were partially offset by a decrease in revenues derived from UHF DAMA network control stations and from commercial products.

     Gross Profit. Gross profit increased 21.6% from $16.3 million (35.1% of revenues) for the nine months ended December 31, 1997 to $19.8 million (37.2% of revenues) for the nine months ended December 31, 1998. The Company's sales for the nine months ended December 31, 1998 were comprised of higher margin products relative to the same period of the prior year.

     Selling, General and Administrative Expenses. SG&A expenses increased 32.2% from $5.5 million (11.8% of revenues) for the nine months ended December 31, 1997 to $7.2 million (13.6% of revenues) for the nine months ended December 31, 1998. The increase in SG&A expenses reflects increased expenditures relating to marketing of commercial products, increased business development and bid and proposal efforts for defense programs, and additional administrative staffing to support the Company's growth.

     Independent Research and Development. IR&D expenses increased 8.2% from $5.3 million (11.5% of revenues) for the nine months ended December 31, 1997 to $5.8 million (10.8% of revenues) for the nine months ended December 31, 1998. This increase resulted primarily from higher IR&D expenses related to the Company's defense products and to the development of Paired Carrier Multiple Access (PCMA) technology. The decrease as a percent of sales resulted from the award of funded development contracts related to the Company's defense and commercial products.

     Interest Expense. Interest expense increased from $157,000 for the nine months ended December 31, 1997 to $200,000 for the nine months ended December 31, 1998. Interest expense relates to loans for the purchase of capital equipment, which are generally four year fixed-rate term loans, and to short-term borrowings under the Company's line of credit to cover working capital requirements. There were no outstanding borrowings under the Company's line of credit as of December 31, 1997 and 1998.

     Interest Income. Interest income decreased from $604,000 for the nine months ended December 31, 1997 to $593,000 for the nine months ended December 31, 1998. This decrease resulted from a lower yield on invested balances. Interest income relates to interest earned on short-term deposits of cash.

     Provision for Income Taxes. The Company's effective income tax rate increased from 37.0% for the nine months ended December 31, 1997 to 38.4% for the nine months ended December 31, 1998. The Company's effective income tax rate increased due to a limitation on qualified research and development expenditures used to calculate the Company's research and development tax credit.


BACKLOG

At December 31, 1998, the Company had firm backlog of $58.1 million, of which $45.9 million was funded. The firm backlog of $58.1 million does not include contract options of $36.2 million. Of the $58.1 million in firm backlog, approximately $16.2 million is expected to be delivered in the fiscal year ending March 31, 1999, $26.6 million is expected to be delivered in the fiscal year ending March 31, 2000 and the balance is expected to be delivered in the fiscal year ending March 31, 2001 and thereafter. The Company had firm backlog of $72.7 million, of which $48.0 million was funded, not including options of $24.3 million, at March 31, 1998. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A majority of the Company's backlog scheduled for delivery can be terminated at the convenience of the government since orders are often made substantially in advance of delivery, and the Company's contracts typically provide that orders may be terminated with limited or no penalties. In addition, purchase orders may set forth product specifications that would require the Company to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the related purchase order.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily from cash flows from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. Cash provided by operating activities for the nine months ended December 31, 1998 and 1997 was $8.4 million and $3.3 million, respectively. The relative increase in cash provided by operating activities for the nine months ended December 31, 1998 compared to the same period of the prior year was primarily due to the timing of receivable collections.

Cash used in investing activities for the nine months ended December 31, 1998 and 1997 was $8.7 million and $3.2 million, respectively. The Company purchased $2.1 million and $3.2 million of property and equipment during the nine months ended December 31, 1998 and 1997, respectively. The Company's purchases of property and equipment primarily consist of test equipment and computers. During the nine months ended December 31,1998, $6.6 million in cash equivalents matured and were reinvested in short-term investments.

Cash provided by financing activities for the nine months ended December 31, 1998 and 1997 was $1.2 million and $19,000, respectively. This increase was primarily the result of borrowings for equipment financing and proceeds from the sale of common stock through the Company's employee stock option and purchase plans.

At December 31, 1998, the Company had $16.3 million in cash, cash equivalents and short-term investments, $29.3 million in working capital and $2.8 million in long-term debt, which consisted of equipment financing. The Company had a zero balance under its line of credit at December 31, 1998.

The Company's credit facilities, including the line of credit and equipment financing, expired on December 15, 1998. The Company has received an offer to expand its credit facility with Union Bank of California from a $6.0 million line of credit with $4.5 million of equipment financing, to a $7.5 million line of credit and additional commitments for increased equipment financing. The Company is in the process of renegotiating the terms of the commitment.

The Company's future capital requirements will depend upon many factors, including the progress of the Company's research and development efforts, expansion of the Company's marketing efforts, and the nature and timing of orders. The Company believes that its current cash balances, amounts available under its credit facilities and net cash expected to be provided by operating activities, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Management invests the Company's cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

YEAR 2000 ISSUE

Many computer programs have been written using two digits rather than four to define the applicable year. This poses a problem when 1/1/00 could represent either year 2000 or year 1900. This, in turn, could result in system failures or miscalculations, and is generally referred to as the "Year 2000 issue." The Company has formulated a Year 2000 Plan to address the Company's Year 2000 issues. Because the Company's fiscal year 2000 begins on April 1, 1999, applications which depend upon the fiscal year instead of the calendar year must be free of any Year 2000 issues by April 1,1999. The Company is committed to ensuring that all critical systems are Year 2000 compliant before April 1, 1999.

The Company's Year 2000 Plan includes four phases--evaluation, implementation of any required changes, testing and release/installation. The evaluation phase includes a determination of which systems rely on the fiscal year and which use the calendar year.

The Company has conducted evaluations of its products to determine if they are Year 2000 compliant. The Company does not believe that there are any material Year 2000 defects in its products. The Company has been asked by some customers to complete tests on products to determine if there are any Year 2000 issues. The products have passed these tests. The Company does not believe that any Year 2000 compliance issues related to its products will result in a material adverse effect on the financial position or results of operations of the Company.

The Company has completed extensive inquiries with significant suppliers to evaluate their Year 2000 status to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company does not believe that any Year 2000 compliance issues related to its suppliers will result in a material adverse effect on the financial position or results of operations of the Company.

The Company has completed the evaluation of its business systems and has begun the implementation phase for some minor modifications. These modifications will be completed before April 1, 1999. The Company believes that the required modifications are relatively minor and will not have a material impact on the Company's operations.

The Company currently estimates that the total cost of implementing its Year 2000 Plan will be less than the original estimate of $1.0 million. This preliminary estimate is based on available information and will be updated as the Company continues its assessment and proceeds with the implementation.

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


                           PART II -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27.1 - Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VIASAT, INC.



Date: February 12, 1999
                                        /s/ Mark D. Dankberg
                                            ------------------------------------
                                            MARK D. DANKBERG
                                            President
                                            Chief Executive Officer



                                        /s/ Gregory D. Monahan
                                            ------------------------------------
                                            GREGORY D. MONAHAN
                                            Vice President & General Counsel
                                            Chief Financial Officer