Form 10-K405
period 1999-03-31
VIASAT INC
filed 1999-06-29
CIK 797721

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999
                                       or

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 21, 1999 was approximately $67,138,563 (based on the closing price for shares of the registrant's Common Stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, $.0001 par value, as of June 21, 1999 was 8,039,875.

                       DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 1999 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended March 31, 1999.

         Certain exhibits filed with the registrant's Registration Statement on Form S-1 (File No. 333-13183), as amended, Annual Report on Form 10-K for the fiscal years ended March 31, 1997 and March 31, 1998, and Proxy Statement relating to its 1998 Annual Meeting of Stockholders, are incorporated by reference into Part IV of this Report.

                                  VIASAT, INC.
                                    FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                      INDEX


                                                                                                      Page
                                                                                                      ----
PART I
    Item 1.        Business                                                                             1
    Item 2.        Properties                                                                          29
    Item 3.        Legal Proceedings                                                                   29
    Item 4.        Submission of Matters to a Vote of Security Holders                                 30


PART II
    Item 5.        Market for the Registrant's Common Stock and Related  Stockholder Matters           31
    Item 6.        Selected Financial Data                                                             32
    Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
                   Operations                                                                          33
    Item 7A.       Quantitative and Qualitative Disclosures About Market Risk                          38
    Item 8.        Financial Statements                                                                38
    Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
                   Disclosures                                                                         38


PART III
    Item 10.       Directors and Executive Officers of the Registrant                                  39
    Item 11.       Executive Compensation                                                              39
    Item 12.       Security Ownership of Certain Beneficial Owners and Management                      39
    Item 13.       Certain Relationships and Related Transactions                                      39


PART IV
    Item 14.       Exhibits, Financial Statement, Schedules and Reports on Form 8-K                    40
    Glossary of Selected Terms                                                                         43
    Signatures                                                                                         45

                                     PART I


ITEM 1.  BUSINESS

         Certain statements in this Report, including, but not limited to, in this Item 1 - "Business" and in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will," and similar expressions identify such forward-looking statements. ViaSat, Inc. ("ViaSat" or the "Company") future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not specifically limited to, timely product development, variation of royalty, license and other revenues, failure to satisfy performance obligations, uncertainty regarding the Company's patents and property rights (including the risk that the Company may be forced to engage in costly litigation to protect such patents and rights and the material adverse consequences to the Company if there were an unfavorable outcome of any such litigation), difficulties in obtaining components needed for the production of wireless equipment and changes in economic conditions of various markets the Company serves, as well as the other risks detailed in this section, in particular under the heading Risk Factors. See "Glossary of Selected Terms" for definitions of certain terms used in this Report.


INTRODUCTION

      ViaSat designs, produces and markets advanced digital satellite telecommunications and other networking and signal processing equipment. The Company has achieved thirteen consecutive years of internally generated revenue growth and twelve consecutive years of profitability, primarily through defense-related applications. More recently, the Company has been developing and marketing its technology through strategic alliances for emerging commercial markets, such as private corporate networks, mobile applications, alternative carrier access and broadband Internet/Intranet access by satellite to multiple servers. ViaSat is a leading provider of Demand Assigned Multiple Access ("DAMA") technology, which allows a large number of Very Small Aperture Terminal ("VSAT") subscribers to economically share common satellite transponders for high-performance voice, fax or data communications.

      The Company believes that DAMA satellite technology is superior to other existing VSAT networking technologies for many important applications. DAMA provides direct, on-demand switched networking capabilities that do not require a terrestrial hub and allow faster and more efficient use of expensive satellite transponder resources. In addition, the Company believes that its DAMA products, commercially marketed under the tradename StarWire, offer greater network flexibility and permit as much as 50% greater satellite capacity than competing DAMA systems. Older Time Division Multiplex/Time Division Multiple Access ("TDM/TDMA") networking systems feature a "hub and spoke" architecture which requires all transmissions to be routed through a central terrestrial hub, requiring two satellite round trips to route traffic to its destination. ViaSat's "hubless" architecture accomplishes the same routing with only one satellite round trip, reducing latency (time delay) as well as the likelihood of bottlenecks. See "The ViaSat Advantage" and "Technology."

      ViaSat's DAMA products include satellite modems, networking processors and network control systems for managing large numbers of network subscribers. The Company's DAMA technology consists of proprietary real-time firmware and software designed to run on industry-standard digital signal processors. The Company also has developed DAMA network control software that operates on Intel based personal computers running Windows NT(TM) operating systems. The Company's DAMA technology operates on satellites in the military UHF and SHF frequency bands, and commercial C and K(u) bands. In addition to DAMA products, the Company offers network information security products, communications simulation and test equipment, and spread spectrum digital radios for satellite and terrestrial data networks. The Company additionally provides system architecture, systems integration, and turnkey project management services.

RECENT DEVELOPMENTS

During the fiscal year ended March 31, 1999, the Company executed existing critical government UHF satellite contracts, as well as other government contracts including TCP/IP-based network encryption, digital anti-jam radios, and complex RF communications test equipment. In addition, the Company made considerable investments in commercial satellite networking. Some specific highlights follow:

         o Executed a partnering contract with Telia AB, telecommunications provider in Sweden, to use StarWire DAMA for satellite bandwidth-on-demand services.

         o Shipment of first production units of the new "Turbo" UHF DAMA SatCom modem to the Space and Naval Warfare Systems Command (SPAWAR). The Turbo modem, an upgrade of ViaSat's MD-1324/U modem, provides higher data rates and incorporates a UHF receiver without an increase in size or weight.

         o Initial shipments of the Calypso Business Terminal, a lower-cost subscriber terminal for StarWire DAMA customers.

         o First sale of ViaSat UHF DAMA satellite communications products into Europe. The $5 million subcontract is with Elmer Marconi, which has a contract with the Italian Ministry of Defense to provide a network under the SICRAL program. The order includes Network Control Station ("NCS") software and DAMA modems.

         o Second generation UHF DAMA modem module development began under a contract with Raytheon Systems Company. The advanced modem can upgrade existing UHF DAMA products as well.

         o  Awarded a $30 million Indefinite Delivery, Indefinite
            Quantity("IDIQ") ordering contract with SPAWAR for UHF DAMA satellite equipment. This "catalog" sets pricing and product specifications that provide government customers with a simple way to place orders, up to a maximum of $30 million over the next three years.

         o Key management additions including Richard Baldridge from Raytheon as CFO, Thomas Wittenschlaeger from Hughes Space and Communications as VP and general manager of StarWire, and Stephen Cable from Rockwell-Collins as VP of strategic development.


INDUSTRY BACKGROUND

         A broad array of new consumer, business and government markets, as well as the development of new technologies, has driven the significant expansion of the wireless communications industry. In addition to common consumer applications such as paging, cellular telephony and Personal Communications Services ("PCS"), there is a wide range of other specialized terrestrial and space-based wireless applications. Such wireless applications include government fixed and mobile networking and commercial fixed-site, switched satellite services, ViaSat's principal lines of business. The growth in software-intensive wireless equipment markets stems from, among other things, increasing dependence on voice and data networks of all types, growth in data as a fraction of total networking traffic, regulatory reform, advances in technology, decreasing costs of equipment and services, economic growth in developing nations, the increasing importance of communications infrastructure as a catalyst of economic growth, and increasing user acceptance of and confidence in wireless solutions. This growth in wireless equipment markets corresponds to a transition away from mere point to point radio links connecting remote or mobile users towards offering more comprehensive wireless network services. Market demands for wireless services are being addressed by both terrestrial- and satellite-based systems.

         GOVERNMENT APPLICATIONS. Historically, the military has driven development of many new wireless technologies -- pioneering applications of satellite communications, digital radios, spread spectrum and mobile wireless networks to connect widely dispersed operations. In many cases, these technologies have been extended and increased in scale for broader non-defense products. Defense applications of wireless technologies also have evolved over the same time period. The break-up of the Soviet Union has caused a de-emphasis on strategic missions and a shift towards more localized tactical roles such as peacekeeping, counter-terrorism, counter-insurgency and drug enforcement. These missions create new demands for rapidly deployable, mobile connectivity. Overall reductions in the defense budget have led to a numerically smaller, more technologically advanced force structure. As a result, defense networks increasingly build around real-time transmission of digital tactical data. Defense systems also are adopting and extending low cost commercial technologies to meet their needs. Cooperative efforts among multiple nations, such as in the Gulf War, Bosnia and Kosovo, require that allies have a common communications platform. There are requirements for some units of NATO and other allies to have UHF DAMA capable satellite terminals.

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

         COMMERCIAL APPLICATIONS. The worldwide demand for data connectivity has grown in both developed and developing countries. As new infrastructure is established to deliver these services, the technology exists to provide cost-effective, satellite-based transmission systems, augmenting terrestrial wired and wireless systems, to connect subscribers to the data infrastructure. Recent worldwide trends toward consolidation of network providers and deregulation of local telephone ("local loop") services have resulted in increased competition in the delivery of services by alternative access providers. Many of these new access providers must install or upgrade infrastructure to support basic and enhanced services. Additionally, the Company sees the rapid growth of Internet Protocol networking as a good example of opportunities for a broad base of commercial business beyond today's traditional voice and data.

         A growing segment of the wireless communications industry involves VSATs, which are communications systems utilizing fixed-site satellite terminals. Historically, these systems were primarily designed for certain specific data applications. But recent improvements in VSAT technology for satellite-based voice and data networks have led to their increasing use in a variety of broader, higher throughput commercial applications such as mobile and rural telephony and more complicated data transmissions. Satellite telephony and broadband systems are aimed at private corporate networks and developing countries that lack a terrestrial-based telecommunication infrastructure. Additionally, even where terrestrial systems exist, satellite systems are used to fill in coverage for remote areas.

         EVOLUTION OF VSAT TECHNOLOGY. The commercial VSAT business began with U.S. customers who operated large, sophisticated private networks using TDM/TDMA technology. Customers such as chain retailers, hotels and auto dealers operated private data networks with hundreds or thousands of sites and a high flow of short transactions from remote terminals to host mainframe computers for credit card validations, point-of-sale data collection, reservations or similar applications. Customers who used VSATs for data networking still relied on terrestrial providers for telephone service and possibly other telecommunication needs for their sites.

         TDM/TDMA technology, while more established than DAMA technology, features a "hub and spoke" architecture which requires all transmissions to be routed through a central hub and is most useful for remote to mainframe network connections. Remote-to-remote TDM/TDMA connections require two satellite hops. DAMA is better suited for remote-to-remote connections than TDM/TDMA because it provides better voice quality and DAMA networks use expensive satellite transponders more efficiently. DAMA satellite technology allows individual subscribers to request links on demand directly to any other subscriber with a single satellite hop. DAMA allows users to make exactly the connections needed, lasting only for the duration of a voice call, fax, electronic mail or digital file transfer. DAMA technology has been under development for many years by the DOD to serve large networks of fixed and mobile subscribers sharing a limited amount of satellite capacity, but is only recently being deployed in significant quantities by the DOD.

         The Company believes the opportunities for government and commercial ground station equipment sales are increasing. DAMA is applicable to several different satellite bands, including government UHF and SHF and commercial C, K(u) and K(a) bands. DAMA is also being used by commercial customers who believe that it is better suited for their applications than the earlier VSAT technologies.


THE VIASAT ADVANTAGE

         ViaSat believes that DAMA networks will better serve some emerging markets for broadband, two-way connections for integrated data, voice and multimedia services. Virtually all of the VSAT equipment makers are adding DAMA products to their line of products. VSAT vendors are now developing new transmission waveforms, multiple access techniques, DAMA protocols, DAMA control software, subscriber terminals and interface protocols to support the targeted applications (voice, fax, dial-up data, video conferencing or others), which creates an opportunity for new equipment suppliers such as the Company.

         In light of the limitations of the TDM/TDMA architecture, and the magnitude of the potential market for voice and data services, the Company believes that its DAMA-based products have technological advantages over competing DAMA products in offering practical solutions for telecommunications applications through several means:


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


CAPACITY

         ViaSat's narrow-spacing technology, developed during the course of its government DAMA contracts, results in less unused bandwidth between channels than other DAMA systems. The Company's patented Paired Carrier Multiple Access ("PCMA") technology expands capacity by allowing both directions of a bi-directional connection to be carried on the same frequency. For dedicated SCPC circuits, PCMA can as much as double the capacity of a transponder. However, when used in conjunction with DAMA, PCMA can increase the capacity by more than a factor of 4 compared to the capacity with DAMA alone. Modeling of different types of customer profiles has shown a reduction in satellite bandwidth required relative to dedicated SCPC solutions ranging from a factor of 4 to a factor of 30. The actual savings realized with the Company's products will vary based upon the traffic requirements of a given customer.


STRATEGY

         ViaSat's objective is to become a leading developer and supplier of DAMA-based products to commercial markets and to retain a leadership position in developing and supplying DAMA-based products to the government market. The Company's strategy incorporates the following key elements:

         PROVIDE SUPERIOR VALUE (COST/BENEFIT) THROUGH CUSTOMER FOCUS. The Company intends to focus its market development efforts to tailor "standard products" that have completed development into markets in which total cost of ownership carries strategic leverage.

         DEVELOP STRATEGIC ALLIANCES. The Company's strategy is to develop strategic alliances with leading prime defense contractors, major telecommunications equipment suppliers/service suppliers, and global satellite service providers. The Company targets those companies whose financial and technological resources and established customer bases allow them to jointly introduce new technologies and penetrate new markets sooner and at a lower cost than the Company could alone. The Company has entered into strategic relationships with defense companies, such as Raytheon Systems Company, formerly Hughes Defense Communications, Lockheed Martin Corporation, and The Boeing Company; commercial telecommunications equipment suppliers, such as Nortel Networks, Inc.; and commercial telecommunications service providers, such as Telia AB, Hutchison Corporate Access (HK) Limited, and HCL Comnet Systems and Services Limited.

         DEVELOP GLOBAL DISTRIBUTION NETWORK OF BLUE CHIP SYSTEM INTEGRATORS AND SERVICE. The Company's strategy is to develop its products so that they may be marketed and used throughout the world. The Company is a market leader in DAMA-based defense products for the United States and its allies. The Company believes that the international market opportunities for the Company's products are significant. The 1998-1999 recession in Asia has slowed the growth of sales in this area. However, the Company believes its focus on meeting applicable international communication standards and establishing key international strategic alliances will enable it to effectively penetrate foreign markets.

         MAINTAIN AND ENHANCE TECHNOLOGY LEADERSHIP POSITION. The Company's strategy is to maintain and enhance its leadership position in DAMA-based satellite technology by continuing its participation in selected DOD programs involving networking technology and other related real-time signal processing and networking software. The Company is also investing in proprietary research for commercial applications. The Company's objective is to continue to offer high-performance, software-oriented products, which provide the most effective use of satellite power and bandwidth, as well as offering the most flexible platform for continued growth.

         DEVELOP BROAD BASE OF INNOVATIVE PROPRIETARY PRODUCTS. The Company's strategy is to continue to develop and market to both defense and commercial customers a broad variety of signal processing and networking software products. The Company has over 170 research engineers on staff and emphasizes offering technologically superior products. The Company generally retains certain proprietary rights from the government-funded research and development of its defense products and is also devoting a significant amount of its own resources to independent product development.

         LEVERAGE TECHNOLOGICAL EXPERTISE INTO COMMERCIAL MARKETS. The Company's strategy is to continue using its technological expertise developed in defense applications to develop and market products to respond to the increasing demand for DAMA-based VSAT solutions for commercial voice and data applications. The Company is targeting commercial markets which it believes will offer high growth potential and where it believes ViaSat's technology will have competitive advantages, such as private corporate networks, telephony, alternative carrier access, mesh broadband networks for enterprise applications, and Internet/Intranet access by satellite. The Company believes its products are competitive largely because of their technological advantages over competing products. The Company's strategy is to capitalize on these technological advantages by utilizing a "cost of ownership" marketing approach that emphasizes the overall lower cost to customers over the operating life of the Company's products because of the products' adaptability and more efficient use of limited satellite capacity.

         AUGMENT ENTERPRISE INTERNET/INTRANET CAPABILITIES. The Company believes there is a significant under-served need for broadband access by enterprises to support the increased information content of today's business applications. Among Fortune 500 companies, less than 30% of their sites with fewer than 100 employees have the means to access Internet/Intranet applications at rates as high as 1 Mbps. Many of these sites do not have sufficient traffic to justify the capital cost of installing fiber optic or similar high-speed terrestrial connections. The Company's strategy in this area is to combine its bandwidth saving technologies (e.g. DAMA, IP networking, multi-casting and PCMA) with the inherent satellite characteristics of ubiquitous coverage, long haul connections and re-deployable capacity to provide cost effective solutions for broadband enterprise connectivity. With efficient bandwidth utilization, the Company can, under certain conditions, enable enterprises to augment/expand the reach of their Internet/Intranet connectivity at costs that are comparable to terrestrial solutions.

         DEVELOP ATTRACTIVE SOLUTIONS FOR INTERACTIVE BROADBAND ACCESS FOR CONSUMERS/SMALL OFFICE/HOME OFFICE (SOHO). Over the last year, high speed Internet access has become an important element in the drive to provide bundled telecommunications services to the consumer and SOHO markets. The Company believes that satellites can play a meaningful role in meeting this demand driven by two factors: 1) the desire of national service providers to bypass the local terrestrial access supplier (telephony local loop and/or coaxial cable) and 2) the high cost of providing wired broadband access to households in low density areas. The Company's strategy is to develop products and technologies which, in conjunction with the capabilities and market reach of strategic partners, meet the demands of these two market drivers at a cost of ownership which is comparable to terrestrial wireline and wireless solutions.


TECHNOLOGY

         The Company's VSAT technology is focused on DAMA that allows individual subscribers to request links on demand to any other subscriber through one satellite hop. A DAMA system consists of (1) a set of subscribers with DAMA-capable terminals, (2) a network management terminal which orchestrates access to a shared satellite resource, and (3) satellite transponder capacity managed by the network controller and shared by subscribers. DAMA subscribers use networking protocols to interact with the controller and each other. The essence of DAMA is that the network controller allocates a shared satellite resource to a particular combination of subscribers only when they request it, and then terminates the connection when they are finished.

         DAMA protocols may be either "open" or "proprietary." Open standards are published so that multiple manufacturers can develop equipment that works together. The DOD has designated two different open DAMA standards defining over-the-air interfaces for narrowband UHF satellite communications channels. MIL-STD 188-182 defines an interoperable waveform for channels with 5 kHz bandwidth, and MIL-STD 188-183 defines the 25 kHz channel waveform. The DOD is expected to define open standards for SHF channels and for government DAMA use of commercial C and K(u) band transponders. There are no widely accepted commercial open DAMA standards, and no open standards have evolved for TDM/TDMA VSATs.

         DAMA VS. TDM/TDMA. DAMA is being sought by customers who see that it is a better fit than TDM/TDMA VSATs for non-transaction applications such as voice and certain types of data transmissions. The principal limitations of TDM/TDMA for non-transaction applications are:

         CAPACITY LIMITATIONS AND COSTS. The TDM/TDMA hub and spoke architecture is primarily designed for rapid service for sporadic, short, burst transactions between a remote site and a mainframe computer. The hubs typically only support a maximum instantaneous aggregate data rate of 256 kbps to approximately 1 Mbps divided among the entire subscriber population (as many as several thousand terminals). This is a bottleneck for sustained circuit-type services like telephony, data or peer-to-peer file transfers. In contrast, a comparable DAMA system has a much higher aggregate capacity. For small networks the TDM/TDMA hub performance is not a capacity bottleneck, but the typical hub price of approximately $1.0 million, amortized over a small number of subscribers, may be prohibitively expensive. The equipment cost for a comparable DAMA network controller for voice use, in contrast, would be significantly less.

         TRANSMISSION TIME. The hub and spoke architecture requires all calls (voice or data) between two remote nodes to be routed through the hub. This causes each call to traverse two separate satellite hops in each direction (remote A-to-satellite-to-hub and then hub-to-satellite-to-remote B, with the return path from remote B to remote A also traversing two satellite hops). The additional time delay due to the extra satellite hops is striking for voice communications and is unacceptable to many users. Plus, the two satellite hops consume more expensive transponder resources per call than a single hop DAMA connection.

         DAMA VS. DEDICATED SCPC. In contrast to DAMA, which allows individual subscribers to request links to other subscribers on demand, dedicated Single Channel Per Carrier ("SCPC")-based systems maintain dedicated, unswitched links between subscribers, such as for long distance trunk lines. Dedicated links provide high quality transmissions, but only between particular subscriber sets. In order to provide connections among many sites, a SCPC-based system would require a dedicated link between each subscriber and each other subscriber, which would be prohibitively expensive. As a result, DAMA is a much more attractive solution for managing large numbers of network subscribers with time varying connections, as DAMA provides transmissions of equally high quality, without restricting the subscribers' ability to establish links on demand to any other subscriber.

         MOBILE SATELLITE VS. FIXED-SITE DAMA. The obvious advantage of commercial mobile satellite systems, such as Iridium(TM) and GlobalStar(TM), is that they allow subscribers to be mobile. A mobile satellite terminal can be used by either a mobile or a fixed subscriber, while a fixed terminal cannot be used by a mobile subscriber. However, in order to gain mobility, mobile terminals employ an omni-directional antenna that operates at lower frequencies and provides less bandwidth than is available in the fixed-site DAMA satellite bands. Less bandwidth corresponds to less capacity and fewer voice circuits. Also, mobile satellite systems typically require a greater investment in unique space-based satellite resources than fixed-site DAMA systems that use existing capacity on general-purpose communication satellites. The combination of lower capacity plus higher capital investments means that mobile service providers are projecting per-minute service costs that are significantly higher than that possible through fixed-site DAMA-based systems. Therefore, the Company believes that customers who require satellite telephony services at fixed locations will find fixed-site DAMA services to be more economical than using mobile satellite phones -- even if they already own mobile satellite phones for mobile use.

         NON-DAMA TECHNOLOGY. The Company offers products outside of DAMA and satellite communications that benefit from the Company's networking software and related technology. Important non-DAMA applications include:

         o Spread spectrum digital radios for real-time tactical data networks among ground and airborne users. The MIDS radio system builds on the Company's software, firmware and hardware technology. The government is investing in "digitized battlefield" communications in an effort to obtain greater effectiveness from expensive tactical aircraft.

         o Information security modules that encrypt classified information that can be broadcasted and routed across unclassified wired or wireless networks. This technology allows the government and contractors handling secure information to make better use of commercial networks for securely transmitting classified information.

         o Equipment that tests wireless receivers in the presence of complex, simulated radio wave environments. This technology allows the government to more thoroughly test sophisticated airborne radio equipment without expensive flight exercises.


GOVERNMENT MARKETS, PRODUCTS AND CUSTOMERS

         GOVERNMENT MARKETS. The Company believes it has an opportunity to build on its government DAMA technology, software, hardware design and manufacturing base to capture significant revenues in the government markets. Recent changes in DOD procurement regulations have created a "commercial" environment for standard products, including marketing and pricing techniques. The recent award of the SPAWAR IDIQ ordering contract is an example of this change.

         UHF DAMA MARKETS. The Company is considered a leader in the UHF DAMA market. The Company believes its DAMA manpack subcontract is the largest outstanding government DAMA contract in terms of quantity of units sold. The Company also believes that it was the first to develop and market a stand-alone airborne DAMA modem. The DOD requires all UHF satellite communications terminals to meet open DAMA standards. This mandate has helped stimulate the UHF DAMA market. ViaSat is active in the following business segments:

         o UHF DAMA NETWORK CONTROL INFRASTRUCTURE. Viasat has completed several contracts with the U.S. Air Force for development, production, installation and support for four global network control system sites. Each site can serve as a primary controller for seven channels and as an alternate for seven channels. Each satellite has 38 channels, offering a potential market for additional production, installation and support services.

         o NATO UHF SATCOM. Cooperative efforts among multiple nations, such as in the Gulf War, Bosnia and Kosovo, require that allies have a common communications platform. There are requirements for some units of NATO and other allies to have UHF DAMA capable satellite terminals. ViaSat has a subcontract with Elmer Marconi, which is providing the Italian Ministry of Defense with a network under the SICRAL program. The order includes Network Control System (NCS) software and the development of ground, ship and airborne modems to support a UHF satellite communications network. The Company believes that there may be opportunities for follow-on orders for other NATO allies, including the ground station infrastructure for a second satellite network launch, scheduled for 2003. However, there can be no assurance that the Company's products will be procured under any such programs.

         o MANPACK TERMINALS. ViaSat has a contract with Raytheon Systems Company for over 7,000 DAMA modems for manpacks. As of March 31, 1999, the funded contract value was $39.5 million, of which $32 million had been delivered.

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

         o EQUIPMENT SIZE AND WEIGHT. Most users are mobile and thus size and weight sensitive. They carry equipment in backpacks, or airframes where communication gear displaces weapons or mission critical payloads. Easier to carry, smaller, lighter equipment may expand the market beyond a core group who require DAMA to complete their mission.

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

         DAMA SIGNAL PROCESSING. Airborne DAMA is currently limited to large, slow aircraft for surveillance, airlift, command and control, or similar missions. High performance aircraft are excluded because current satellite communications antennas degrade mission performance or safety. A promising solution is to use low profile, conformal antennas with active antenna combiners. The Company has completed a contract for such active antenna combiners with Lockheed Martin for surveillance aircraft. Successful use of active antenna combiners, along with development of low profile, conformal UHF satellite antennas could increase the potential market for airborne DAMA equipment.

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

         TRI-BAND DAMA MARKETS. The U.S. government is a major consumer of leased commercial satellite capacity in the C and K(u) bands. Since satellite availability is limited, the government has specified the purchase of "tri-band" terminals (i.e., terminals which can operate on any of three bands, SHF (X band), C or K(u) band). This makes it easier for subscribers to use available capacity in any band, as a function of time and location. The government established the Commercial Satellite Communications Initiative program to manage:

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

         The government tri-band DAMA market is still immature. This market will likely not grow substantially until the DOD adopts a final standard and mandates its use. Implementation and adoption of a standard is being pursued by the government through the upcoming competitive procurement of a replacement DSCS frequency control system. There can be no assurance that the Company's products will be procured by the government or prime contractors, even if a standard similar to the draft version is adopted. The Company is working to position its SHF DAMA products through participation in government-industry standards working groups. ViaSat also has been working with terminal manufacturers to help ensure that its DAMA equipment integrates easily into their products. Finally, the Company is working to maintain a prudent level of commonality between the government and commercial DAMA modem platforms. The benefit of commonality is that the larger commercial market offers economies of scale that reduce manufacturing costs for the smaller government market.

         LINK-16 MARKETS. Link-16 is a high-performance tactical data link system selected by the U.S. Government and numerous allied nations to support networked information dissemination across a variety of air, sea, and ground-based platforms. Two U.S. companies have dominated the Link-16 market for the last decade. As the government begins to test and deploy the new MIDS Low Volume Terminal (LVT) version of Link-16, it desires additional competition in this market.

         The Company's strategy to address the Link-16 market is: 1) offer the government an alternative for increased competition by providing fully compliant, state-of-the-art MIDS terminals at a competitive price and 2) offer the government, either direct or via prime contractors, improved Link-16 equipment in support of Link-16 integration and test activities and to support various niche markets in a timely fashion.

         The Company is active in the following business segments:

         o MULTIFUNCTION INFORMATION DISTRIBUTION SYSTEMS (MIDS). MIDS represents a US-led, international consortium to define, produce, and field Link-16 capable terminals for tactical platforms. By developing joint requirements for a common terminal the consortium hopes to provide an affordable Link-16 capability to allied forces. The Company has an agreement with the U.S. Navy SPAWAR to demonstrate the capability to produce the MIDS Low Volume Terminal
            (LVT). An open competition for first article qualification and initial production quantities of the LVT is pending with multiple awards anticipated.

         o LOW COST/ADVANCED TECHNOLOGY LINK-16. While MIDS and the tactical fighter environment represents the most-demanding application for Link-16 terminals, less demanding applications such as test and evaluation or fixed ground site installations exist as well. Often, these applications require improvements or additional capabilities compared to airborne tactical uses. For these applications, the Company has been developing low cost Link-16 equipment for over six years and currently offers a range of low cost Link-16 equipment for a variety of needs. The Company has a contract with Logicon to provide such equipment for their Link Monitoring Systems-16 product line and a contract with Boeing to provide an advanced Link-16 simulator/stimulator. The Company has developed various advanced technologies for Link-16 under small R&D contracts with the U. S. Air Force and the U.S. Navy.

         SIMULATION & TEST SYSTEMS MARKETs. The Company is a leader in the development of high-performance signal simulation systems for military test and evaluation. These simulators are recognized for their ability to realistically mimic a dense communications environment for the testing needs of the military. Under contract with the US Navy, as party to the DOD's Central Test & Evaluation Investment Program, the Company is currently developing the Joint Communication Simulator or JCS. The JCS will be provided to two of the nation's premier test facilities. Under contract with Lockheed Martin Aeronautical Systems, the Company is currently developing the Communication, Navigation, and Identification Stimulator, or CNIS. The CNIS will support the test and evaluation of the F-22 Raptor Air Superiority Fighter. The Company is active in the following business segments:

         o TEST & TRAINING IMPROVEMENT & MODERNIZATION. The DOD has a number of significant efforts ahead to improve and modernize their test and training facilities. Large-scale signal simulators are key to a number of these efforts. Various commercial interests such as weapon systems developers as well as allied defense forces are also pursuing such improvements.

         o WEAPON SYSTEM DEVELOPMENTS. Large weapons systems with a great deal of sensor-related functionality are either planned or under development across the services. In many cases, the test and evaluation needs of these developments include high-fidelity signal simulators. Example areas include signal intelligence, communication intelligence, and communication jamming platforms and systems, tactical aircraft developments, and next-generation naval ship development.

         The Company's strategy to address the simulation & test system market is to work aggressively to increase the market as a whole by increasing exposure to the benefits of simulation versus other test and training alternatives for government, commercial, and international parties. Additionally, the Company is extending its current capabilities and competitive position to further address the government's evolving needs for high-performance signal simulation & test equipment.


         GOVERNMENT PRODUCTS

         ViaSat's DAMA products for the government market include:

         o AN/PSC-5 (EMUT-ENHANCED MANPACK UHF TERMINAL) also known as the AN/PSC-5 "Spitfire" is a battery-operated UHF satellite radio that Raytheon Systems Company builds for the U.S. Army. ViaSat provides a DAMA modem to Raytheon under subcontract. EMUT is used to send encrypted voice, electronic mail, fax or other data via satellite. The DAMA modem allows the operator to automatically request a portion of a satellite channel to a selected destination whenever the operator asks to send a message or make a call. The EMUT radio, combined with a portable satellite antenna, can be used to make a secure voice or data call almost anywhere in the world.

         o NCS (NETWORK CONTROL SYSTEM) is the DAMA network management system for the U.S. Air Force. There are four sites worldwide that manage automatic DAMA access to 5 kHz bandwidth UHF satellite channels. The network control computer automatically allocates satellite resources to subscriber terminals (such as EMUT) whenever a subscriber requests a voice or data service. The NCS also keeps track of which satellite terminals are active, how much capacity is used and how much is available. ViaSat designs, installs and supports the NCS at each site.

         o MD-1324 (VM-200) is ViaSat's stand-alone UHF DAMA modem product. The modem can be used with many UHF satellite radios having an industry standard 70 MHz interface. The VM-200 enables a satellite radio to connect to a DAMA network. VM-200 modems also are used in the NCS to communicate with subscribers. The modems connect to external voice coders, computers or encryption equipment and provide network access for those devices.

         o TURBO MODEM (ALSO CALLED MD-1324A) is an upgrade to ViaSat's MD-1324 product. The Turbo version adds an upgraded digital signal processor to enable higher throughput waveforms within the same package. In addition, a UHF receiver replaces the 70 MHz interface, providing full-duplex terminal capability when connected to a single half-duplex radio.

         o VM300 is ViaSat's next generation UHF DAMA SatCom terminal product line. The VM300 includes four modules, modem, input/output, up converter and down converter, allowing flexible configuration of UHF SatCom terminals. This product line is intended for applications throughout the U.S. services and in foreign military sales.

         o STARWIRE is a satellite networking system that usually consists of three major elements, a network control system, public network access terminals (also called gateways) and customer premises subscriber terminals. (See: "Commercial Products") The purpose of the system is to make satellite connections on an "as-needed" basis among: customer premises terminals into public network gateways, or from a customer premises terminal to a distant customer premises terminal, or from one public network access point to a distant public network access point. StarWire provides toll-quality voice, data and Internet Protocol (IP) circuits on a demand basis, efficiently sharing satellite resources and thereby reducing costs to the end-user and the network service provider.

         ViaSat's other government wireless networking products include:

         o MIDS (MULTIFUNCTION INFORMATION DISTRIBUTION SYSTEM) is an anti-jam radio system which implements the Link-16 waveform, message, and networking protocols for communicating real-time tactical data among ships, aircraft and ground units. MIDS terminals connect to sensors (like radar), computers, and targeting systems and provide information used for navigation, target identification, tracking and fire control. Link-16 is currently being implemented as a key element of the wireless communication system for "digital battlefields." For example, it allows individual fighter planes to obtain a broad view of the battlefield that is synthesized from many different views from many different participants.

         o CES/JCS/CNIS (COMMUNICATION ENVIRONMENT SIMULATOR/JOINT COMMUNICATION SIMULATOR/ COMMUNICATIONS NAVIGATION AND IDENTIFICATION SIMULATOR) is used to simulate a realistic radio environment that can be used to test how well surveillance or other radio systems work in the presence of various and changing signals. This simulation is done by generating very accurate RF signals which can be radiated and received by the equipment under test or potentially directly inserted into multiple receive antenna ports.

         o EIP (EMBEDDABLE INFOSEC PRODUCT) is a plug-in module that encrypts classified information so that it can be broadcast over wireless systems (terrestrial or satellite) or sent over unclassified wirelines. EIP is unique because it can work for packet data systems instead of on circuits. EIP can encrypt information using the Internet Protocol (. EIP also can separate the addressing and routing information from a packet and allow such information to remain unencrypted so that the network can correctly route the packet to its destination.

         o QDC-100 (QUAD DIVERSITY COMBINER) is a unique product that combines four satellite antennas into one steerable high gain "virtual" antenna. Without the Combiner, an aircraft loses communications if its single fixed antenna is pointed away from the satellite by aircraft position changes. First production units were completed in March 1998, and are in use on US Navy P3 reconnaissance aircraft in the Anti Surface Warfare Improvement Program (AIP). Potential uses for the Combiner include international and shipboard applications. In addition to an order from the Royal Norwegian Air Force, the US and Royal New Zealand navies are evaluating the product for shipboard use, where it can replace heavy, mechanically driven antennas.

         o TURBO COMBINER upgrades the QDC-100 product by adding a UHF SatCom terminal within the same form factor. This upgrade will be applicable to U.S. and foreign aircraft and surface ships with multiple antennas that require UHF SatCom capabilities.

         o ADC (ADVANCED DATA CONTROLLER) is a packet processing system which provides error-free data transmission over noisy channels. ADC works for terrestrial and satellite communications wireless links. The ADC family of products include the VDC-200 which uses a serial PC interface, the VDC-300 which can be used in aircraft or vehicles, the VDC-400 which is packaged in a type II PCMCIA card for use with mobile PCs, and the VDC-500 which integrates Internet Protocol for communications from an Ethernet LAN to a wireless VDC network. The Company also offers two messaging applications that include DTS/WIN and ViaSat eMail(TM). Both applications give users a Windows(R) operating system interface to set up, control, manage, and log messages when communicating using VDCs.

         o PLANET (PERSONNEL LOCATOR AND EQUIPMENT TRACKING) is a prototype spread spectrum communication system that operates in the license free 902-928 MHz ISM band. PLanET is a wireless network that provides identification, location and tracking information for hundreds to thousands of small, low-cost, battery-powered wristwatch or pager-size transmitters. Identification and location of a transmitter is performed by a receiver. In addition to identification and location, PLanET also provides a low data rate wireless communication network. Potential markets include tracking and monitoring personnel, equipment and assets, as well as networking distributed sensor data.

GOVERNMENT CUSTOMERS

         The Company's major customers in the government DAMA market include:

         o Raytheon Systems Company is the customer for the EMUT DAMA modem. Approximately 13% of the Company's fiscal 1999 revenues were derived from this contract.

         o The U.S. Air Force Electronics System Center ("ESC") was the initial customer for the 5 kHz and 25 kHz UHF DAMA Global Network Control System. ESC also procures stand-alone DAMA modems and Control/Indicators for various user agencies.

         o Elmer Marconi is the customer for a UHF Network Control System for the Italian military.

         o The U. S. Navy, SPAWAR is a major customer for DAMA modems and Control/Indicators and antenna combiner (QDC-100).

         o Lockheed Martin was the initial customer for the airborne DAMA-capable UHF satellite communications antenna combiner.

         o The Company also has entered into a number of smaller contracts with the DOD for UHF DAMA and ADC satellite equipment.

         The Company's major government customers for other wireless networking products include:

         o The U.S. Air Force, U.S. Navy, and the International Program Office are the customers for MIDS and other Link-16 products.

         o Lockheed Martin is the customer for CNIS that will become part of Lockheed's Integrated Hardware-in-the-loop Avionics Test Lab.

         o  The U.S. Navy and U.S. Air Force are the customers for CES/JCS.

         o  The U.S. Navy is the customer for EIP.


COMMERCIAL MARKETS, PRODUCTS AND CUSTOMERS

         COMMERCIAL MARKETS:

         DAMA technology is increasingly being used in emerging commercial telecommunications markets. In contrast to "pre-assigned" or "hub and spoke" satellite networks, DAMA is well suited to primary "circuit-oriented" telecommunication because it routes connections in real-time on a call-by-call basis from any subscriber to any other subscriber with only one satellite hop. See " Industry Background" and "Technology." DAMA commercial markets include the following:

         o TURNKEY PRIVATE NETWORK EQUIPMENT SALES for corporations and government. These customers require voice and/or data services. Users manage their own networks and/or contract for management services. They lease satellite capacity in bulk. DAMA equipment is selected based primarily on purchase and operating costs for specific needs. Customers typically need to operate ten or more sites for a turnkey private network to be economical.

         o "SHARED HUB" PRIVATE NETWORK SERVICE PROVIDERS. Customers with small networks may use a satellite service provider. The provider purchases a DAMA network and obtains transponder capacity at wholesale rates. The provider manages small "virtual" nets for its customers. Customers buy capacity from the provider at retail annual, monthly, daily, hourly or minute rates. Breadth and depth of service offerings are more important to service providers since they must attract a broad base of customers. Over the last year, high speed internet access has become a more important element in bundled telecommunications services. DAMA terminals should support a range of telephone and data equipment. Providers generally prefer flexible user terminal configurations to meet varying customer needs. They profit from the difference between wholesale transponder lease costs and retail prices, so DAMA performance may be important to their operating margins. Efficiency advantages (measured, for example, by voice circuits per unit bandwidth) may offset a higher initial terminal purchase price over the term of a service contract, depending on the specific traffic mix, connections among satellite terminals, and volume of bandwidth required.

         o PUBLIC NETWORK CARRIER SERVICE PROVIDERS. Many telecommunications carriers use satellite links as part of their long distance networks. However, the satellite segment usually consists of a pre-planned link establishing a particular geographic connection at a fixed capacity. Satellite DAMA can serve as either a primary link or as a back up when terrestrial links are congested. DAMA satellite technology provides an economical secondary connection because the satellite pool of trunk lines can be quickly applied to any of the primary terrestrial routes. The DAMA network's ability to reach many different destinations offers a competitive advantage to a DAMA operator whose business is selling wholesale minutes of long distance service to national or regional carriers.

         o PUBLIC NETWORK "LOCAL LOOP" SUBSCRIBER SERVICE PROVIDERS. Subscriber services differ from the carrier services in that there is a local loop interface between the DAMA satellite switch and a subscriber telephone. This allows a subscriber with a small VSAT terminal to connect directly into the public switched telephone network by using a single dial tone to call to other satellite subscribers or to terrestrial phones through national (and/or international) switches. While the Company believes the local loop subscriber service has, by far, the greatest potential market volume for equipment manufacturers and also represents the greatest opportunity for service providers, there are numerous technical, regulatory and business management hurdles to implementing this service.

         o NETWORK OPERATIONS CENTER (NOC) SERVICES. The Company offers centralized management services for StarWire networks in the United States from a ViaSat facility using ViaSat employees. This relieves the customer from the need to train its own network management staff and maintain the expertise, facilities and equipment necessary to operate a StarWire DAMA network.

         Other commercial markets include products developed in the Company's Advanced Program group, which develops innovative applications from core company technologies. While still a small portion of the overall business, there are opportunities for products such as the MiniDAT, Miniature Data Acquisition Transceiver, described below. The Company's strategy is to explore markets for these products through agreements with system integrators or other strategic partners.

         COMMERCIAL PRODUCTS

         STARWIRE is a satellite networking system that usually consists of three major elements, a network control system, public network access terminals (also called gateways) and customer premises subscriber terminals. The purpose of the system is to make satellite connections on an "as-needed" basis among: customer premises terminals into public network gateways, or from a customer premises terminal to a distant customer premises terminal, or from one public network access point to a distant public network access point. StarWire provides toll-quality voice, data and Internet Protocol (IP) circuits on a demand basis, efficiently sharing satellite resources and thereby reducing costs to the end-user and the network service provider.

         STARWIRE PRODUCTS INCLUDE:

         o AURORA TERMINAL is a ten slot rack mountable chassis configured with one VMM-101 and one TIM-201 (described below). The terminal is expandable to six user traffic channels by inserting additional VMM or VHS modems and TIM modules. Expansion beyond six channels is possible by using additional Aurora chassis with VMM modems and TIM modules installed.

         o VMM-101 is a DAMA modem module designed for the Aurora. The VMM-101 is a single modem used for both user-data transmission and order-wire control channels.

         o VHS-101 is a high speed DAMA modem designed for high-speed applications. The VHS-101 is capable of speeds up to 2 MBPS.

         o TIM-201 is a dual channel voice encoder/decoder module designed for the Aurora. The TIM-201 has a fax modem on board, along with an integrated echo canceller.

         o TMC-100 is a terminal monitor and control card designed for the Aurora. TMC has an integrated LAN Ethernet port. The TMC-101 supports multiple daughter-cards for data communications and additional external equipment control support.

         o STARWIRE DAMA NETWORK CONTROL SOFTWARE (NCS) provides the real-time network control and monitoring functions of the StarWire DAMA networking system. The NCS software acts as a switch to route calls through the network. In addition, the StarWire NCS monitors system operation as well as collecting historical information about calls and maintaining detailed call records for billing purposes. The NCS is composed of a Network Control Computer and Network Control Terminal.

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

         o CALYPSO is StarWire's second generation subscriber terminal. It is a self-contained lower-cost terminal capable of supporting one low-speed channel plus a second optional low or high-speed channel. Calypso includes RF equipment, making this an easy solution for satisfying low volume requirements for voice, fax, data, or Internet Protocol services. As complimentary products, the Calypso and Aurora subscriber terminals are fully interoperable and controllable via the common StarWire Network Control system.

            Calypso is packaged as a complete terminal that includes both the indoor unit (IDU) and outdoor unit (ODU) electronics. The Calypso IDU can be configured with analog voice services, synchronous or asynchronous data services, or IP Ethernet.

         OTHER COMMERCIAL PRODUCTS INCLUDE:

         o MINIDAT (MINIATURE DATA ACQUISITION TRANSCEIVER) is a compact platform for wireless and networked data acquisition. Specifically designed for compatibility with the most popular instrumentation and automation software, the MiniDAT can add wireless capability to an installed base of PC-based data acquisition and control installations. Using a spread-spectrum waveform in one of the internationally recognized license-free ISM bands makes the MiniDAT suitable for use in challenging environments in a number of countries. The MiniDAT may be applied to industrial automation, on-vehicle testing and remote monitoring/control.

         COMMERCIAL CUSTOMERS

         The Company is still in the early stages of establishing sales for its StarWire commercial DAMA product. Activities to date have primarily focused on establishing distribution agreements with "in-country" service providers, distributors and original equipment manufacturers ("OEMs"). The Company also has provided several test versions of the StarWire product for customer evaluation and demonstration purposes. The Company's major customers in the commercial DAMA market include:

         o HUTCHISON CORPORATE ACCESS is a Hong Kong-based affiliate of the global Hutchison Whampoa group. HCA operates two classes of StarWire networks. The first provides carrier access capability, primarily in Asia. StarWire terminals are connected to international telephone switching centers, and so provide a means for handling telephone traffic between several locations without the need to transit the normal metropolitan switching centers. The second class of HCA StarWire network involves Bandwidth-on-Demand, or BOD, services. HCA provides private network services which support voice, fax, data, Internet, video-conferencing, and other features.

         o HCL COMNET, LTD. is the Company's exclusive distributor in India, and operates a large TDM/TDMA transaction VSAT network for the national stock exchange in that country. Some smaller Company DAMA networks are currently being deployed by HCL for a number of uses. For example, one of the states of India, Karnataka, is currently installing a StarWire network to link power control facilities throughout its electrical distribution system. Additionally, because of its history and expertise in network management, HCL is able to operate customers' network operations centers at various locations in India.

         o TELIA AB was the monopoly telephone company in Sweden for most of this century. As in many parts of the world, however, telecommunications in Sweden has been deregulated, so that Telia now finds it must be sensitive to market demands and competitive pressures. After an evaluation of VSAT products and vendors, Telia AB selected the Company to install a pilot network in Sweden. Based on this recently-concluded pilot activity and companion market assessment study, Telia has approved further product purchases and is initiating a pan-European marketing campaign based on StarWire.

         o SATELLITE COMMUNICATIONS SYSTEMS INCORPORATED is under contract with the International Civil Aviation Organization to provide communications connectivity between air traffic control sites in regions where terrestrial connectivity is poor. SCSI selected StarWire for this application, and currently operates two StarWire networks in the Caribbean area.

         o WAM!NET is a provider of data transport services, most notably to the data-intensive entertainment and medical-imaging industries. Wam!Net operates a prototype StarWire network to augment its conventional infrastructure, with services consisting of Internet Protocol links operating at rates up to 2 megabits-per-second. The Company manages this network for the customer from its Carlsbad Network Operations Center.

         o STARCRUISES is implementing ship-to-shore and ship-to-ship voice, data, and video communication onboard its fleet of cruise ships using StarWire DAMA IP, satellite-networking products. When complete, the system will include a shore-based hub station in Port Klang, Malaysia and satellite subscriber terminals for the Star Cruises fleet. The Company received this contract after the end of the Company's fiscal year 1999.

         o The Company has established in-country service agreements with distributors in various locations, and has successfully delivered and commissioned several networks.


RESEARCH AND DEVELOPMENT

         The Company believes that future success depends on the ability to adapt to the rapidly changing satellite communications and related real-time signal processing and networking software environment. Therefore, the continued timely development and introduction of new products is essential in maintaining its competitive position. The Company develops most of its products in-house and currently has a research and development staff that includes over 170 engineers. A significant portion of the Company's research and development efforts in the defense industry have generally been conducted in direct response to the specific requirements of a customer's order and, accordingly, such amounts are included in the cost of sales when incurred and the related funding (which includes a profit component) is included in revenues at such time. Revenues for funded research and development during the fiscal years ended March 31, 1999, 1998 and 1997 were approximately $40.5 million, $25.6 million, and $21.3 million, respectively. In addition, the Company invested $7.6 million, $7.6 million and $5.1 million, respectively, during the fiscal years ended March 31, 1999, 1998 and 1997 on independent research and development, which is not directly funded by a third party. Funded research and development contains a profit component and is therefore not directly comparable to independent research and development. As a government contractor, the Company also is able to recover a portion of its independent research and development expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs, pursuant to its government contracts.

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


SALES AND MARKETING

         The Company markets its products to the DOD and to commercial customers worldwide primarily through the Company's internal sales and marketing staff. After the Company has identified key potential customers in its market segments, the Company makes calls with its sales, management and engineering personnel. In order to promote widespread acceptance of its products and provide customers with support for their wireless transmission needs, the Company's sales and engineering teams work closely with its customers to develop tailored solutions to their wireless transmission needs. The Company believes that its customer engineering support provides it with a key competitive advantage.

         During the fiscal year ended March 31, 1999, ViaSat sold products to approximately 90 customers, of which defense related contracts accounted for approximately 92% of total revenues.

BACKLOG

         At March 31, 1999, the Company had firm backlog of $44.9 million, of which $36.8 million was funded. Of the $44.9 million in firm backlog, approximately $36.3 million is expected to be delivered in the fiscal year ending March 31, 2000, $3.4 million is expected to be delivered in the fiscal year ending March 31, 2001, and the balance is expected to be delivered in the fiscal year ending March 31, 2002 and thereafter. The Company's $44.9 million in firm backlog at March 31, 1999 excludes an additional $45.2 million of customer options. These options include the recently awarded $30.0 million Indefinite Delivery/Indefinite Quantity (IDIQ) UHF Satcom products contract from the U.S. Navy. As a result of the Federal Acquisition Streamlining Act of 1994, the trend in U.S. Government procurement is toward more off the shelf products and technology. More of the Company's backlog is expected to come from this type of order with shorter lead-times. Consequently the Company's backlog is expected to remain lower than historical trends would indicate.

         The Company had firm backlog of $72.7 million, not including options of $24.3 million, at March 31, 1998, compared to firm backlog of $78.4 million, not including options of $24.9 million, at March 31, 1997. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A majority of the Company's backlog scheduled for delivery can be terminated at the convenience of the government since orders are often made substantially in advance of delivery, and the Company's contracts typically provide that orders may be terminated with limited or no penalties. In addition, purchase orders may set forth product specifications that would require the Company to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the related purchase order.

         The backlog amounts as presented are comprised of funded and unfunded components. Funded backlog represents the sum of contract amounts for which funds have been specifically obligated by customers to contracts. Unfunded backlog represents future contract or option amounts that customers may obligate over the specified contract performance periods. The Company's customers allocate funds for expenditures on long-term contracts on a periodic basis. The Company is committed to produce products under its contracts to the extent funds are provided. The funded component of the Company's backlog at March 31, 1999 was approximately $36.8 million, and the funded components of the Company's backlog at March 31, 1998 and 1997 were $48.0 million and $67.6 million, respectively. The ability of the Company to realize revenues from government contracts in backlog is dependent upon adequate funding for such contracts. Although funding of its government contracts is not within the Company's control, the Company's experience indicates that actual contract fundings have ultimately been approximately equal to the aggregate amounts of the contracts.


GOVERNMENT CONTRACTS

         A substantial portion of the Company's revenues is derived from contracts and subcontracts with the DOD and other federal government agencies. Many of the Company's contracts are competitively bid and awarded on the basis of technical merit, personnel qualifications, experience and price. The Company also receives some contract awards involving special technical capabilities on a negotiated, noncompetitive basis due to the Company's unique technical capabilities in special areas. Recently the Federal Acquisition Streamlining Act of 1994 has encouraged the use of "commercial" type pricing on dual use products. Future revenues and income of the Company could be materially affected by changes in procurement policies, a reduction in expenditures for the products and services provided by the Company, and other risks generally associated with federal government contracts. See "Risk Factors -- Dependence on Defense Market" and "-- Government Regulations."

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

         The Company's federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs (to the extent allowable, allocable and reasonable under Federal Acquisition Regulations) and for payment of a fee. The fee may be either fixed by the contract (cost-plus-fixed fee) or variable, based upon cost control, quality, delivery and the customer's subjective evaluation of the work (cost-plus-award fee). Under time-and-materials contracts, the Company receives a fixed amount by labor category for services performed and is reimbursed (without fee) for the cost of materials purchased to perform the contract. Under a fixed-price contract, the Company agrees to perform certain work for a fixed price and, accordingly, realizes the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. Revenues generated from contracts with the federal government or its prime contractors for the fiscal year ended March 31, 1999 were approximately 17.1% from cost-reimbursement contracts, approximately 2.6% from time-and-materials contracts and approximately 72.3% from fixed-price contracts of total revenues. See "Risk Factors -- Contract Profit Exposure."

         The Company's allowable federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency. Audits may result in non-reimbursement of some contract costs and fees. While the government reserves the right to conduct further audits, audits conducted for periods through fiscal 1996 have resulted in no material cost recovery disallowances for the Company.

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

         Some of the Company's federal government contracts contain options that are exercisable at the discretion of the customer. An option may extend the period of performance for one or more years for additional consideration on terms and conditions similar to those contained in the original contract. An option may also increase the level of effort and assign new tasks to the Company. In the Company's experience, options are usually exercised.

         The Company's eligibility to perform under its federal government contracts requires the Company to maintain adequate security measures. The Company has implemented security procedures that it believes are adequate to satisfy the requirements of its federal government contracts.


REGULATORY ENVIRONMENT

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

         The Company believes that it operates its business in material compliance with applicable government regulations. The Company is not aware of any pending legislation that if enacted could have a material adverse effect on the Company's business, financial condition and results of operations.


COMPETITION

         The markets for the Company's products and services are extremely competitive, and the Company expects that competition will increase in such markets. See "Risk Factors -- Competition." The Company faces intense competition in both government and commercial wireless networking markets.

         Government DAMA Competition. Competition in the government DAMA market consists primarily of other companies offering DAMA capable modem, radio or network control equipment that is compatible with the open MIL-STD protocols. The government DAMA competitors are significantly larger companies than ViaSat and include Titan Corporation, Rockwell International, Raytheon Corporation and GEC (UK). The Company believes that it is competitively positioned among these companies because of its installed base of equipment, the contracts it has in place, its market lead time with respect to certain DAMA product capabilities and its participation in both the network control and subscriber terminal markets.

         Government Non-DAMA Competition. There is also intense competition in other wireless networking markets. The MIDS market, in particular, is dominated by two very large competitors (Rockwell and GEC-Marconi) which have formed a joint venture called Data Link Solutions.

         The Company's simulation and test equipment products represent relatively new technologies in markets that are still small. Most of the Company's competition in these markets stems from alternative technologies that may or may not be applicable to any particular customer.

         The Company faces formidable competition in the network encryption business from GTE and Motorola.

         Commercial DAMA Competition. There is intense competition in the commercial DAMA market from companies that have strong positions in the TDM/TDMA VSAT business, as well as from other companies using DAMA technology. Most of the leading TDM/TDMA VSAT companies are offering DAMA products, including Hughes Network Systems (see "Risk Factors -- Dependence on Defense Market"), Scientific Atlanta Inc., Gilat Satellite Networks Ltd., STM Wireless Inc. and NEC. In addition, there are also other types of competing DAMA technologies being developed.

         In different situations, DAMA products may be evaluated in comparison with either TDM/TDMA technology, DAMA technology from other companies, dedicated SCPC technology, mobile satellite technology or possibly terrestrial wireless solutions. The Company believes that it has a good understanding of those situations where DAMA systems in general, and its technology in particular, offer the best overall value to its customers, and tends to focus its marketing and selling efforts on those applications. DAMA technology is most attractive for customers with telephone, fax or other circuit-oriented applications. DAMA technology also allows networks to achieve much higher total capacity, with better voice quality than TDM/TDMA networks. The Company sees the anticipated growth of two-way high speed Internet

Protocol networking as an example of opportunities for StarWire business beyond traditional voice and data.

         The Company seeks to establish strategic alliances with satellite service providers that would most benefit from its particular technological advantages. The Company has established such relationships with a few key companies, including HCL Comnet in India and Telia AB in Sweden. The Company believes that its products offer the lowest total cost of ownership for service providers considering the flexibility of its equipment, its transponder capacity advantages and the breadth of its service offerings.

         In the future there will likely be formidable competition for high-speed (broadband) single-hop satellite networking from several announced Ka band satellite systems such as Spaceway, Astrolink, Skybridge, and Teledesic. In many cases these systems will offer capabilities that are similar to those enabled by StarWire networks. Pricing and availability for these anticipated Ka band systems is still somewhat uncertain.


INTELLECTUAL PROPERTY

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

         There can be no assurance that third parties will not assert claims against the Company with respect to existing and future products. In the event of litigation to determine the validity of any third party's claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. The wireless communications industry has been subject to frequent litigation regarding patent and other intellectual property rights. Leading companies and organizations in the industry have numerous patents that protect their intellectual property rights in these areas. In the event of an adverse result of any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such license would be available on commercially reasonable terms.


EMPLOYEES

         As of March 31, 1999, the Company had 367 employees (19 of which were temporary employees), including over 176 in research and development, 14 in marketing and sales, 91 in production, and 64 in corporate, administration and production coordination. The Company believes that its future prospects will depend, in part, on its ability to continue to attract and retain skilled engineering, marketing and management personnel, who are in great demand. In particular, there is a limited supply of highly qualified engineers with appropriate experience. See "Risk Factors -- Dependence on Key Personnel." Each of the Company's employees is required to sign an Invention and Confidential Disclosure Agreement upon joining the Company. Under such agreement, each employee agrees that any inventions developed by such employee during the term of employment are the exclusive property of the Company and that such employee will not disclose or use in any way information related to the Company's business or products, either during the term of such employee's employment or at any time thereafter. The Company currently employs over 170 engineers, including 75 engineers who have masters degrees and seven engineers who have doctorate degrees. None of the Company's employees are covered by a collective bargaining agreement and the Company has never experienced any strike or work stoppage. The Company believes that its relations with its employees are good.


RISK FACTORS

DEPENDENCE ON DEFENSE MARKET

         Approximately 92% of the Company's revenues for the fiscal year ended March 31, 1999 were derived from U.S. government defense applications. Although the Company has invested heavily in developing commercial satellite products, there can be no assurance that the percentage of the Company's commercial business will increase. In addition, there can be no assurance that the Company's revenues from its government business will continue to increase at historical rates or at all. U.S. government business is subject to various risks including (1) unpredictable contract or project terminations, reductions in funds available for the Company's projects due to government policy changes, budget cuts and contract adjustments and penalties arising from post-award contract audits, and incurred cost audits in which the value of the contract may be reduced, (2) risks of underestimating ultimate costs, particularly with respect to software and hardware development, for work performed pursuant to fixed-price contracts where the Company commits to achieve specified deliveries for a predetermined fixed price, (3i) limited profitability from cost-reimbursement contracts under which the amount of profit attainable is limited to a specified negotiated amount and (4) unpredictable timing of cash collections of certain unbilled receivables as they may be subject to acceptance of contract deliverables by the customer and contract close-out procedures, including government approval of final indirect rates. See "Business -- Government Contracts." In addition, substantially all of the Company's backlog scheduled for delivery can be terminated at the convenience of the government since orders are often made well in advance of delivery, and the Company's contracts typically provide that orders may be terminated with limited or no penalties. See "Business -- Backlog."

         Certain of the Company's contracts individually contribute a significant percentage of the Company's revenues. For the fiscal year ended March 31, 1999, the Company's largest contracts (by revenues) were contracts related to the Company's UHF DAMA technology, which generated approximately 51% of the Company's total revenues, including a contract with Raytheon Systems Company which generated approximately 13% of the Company's total revenues. Scheduled deliveries pursuant to firm purchase orders under this contract are scheduled to be completed during the fiscal year ending March 31, 2000. See "Business -- Competition."

         The Company's five largest contracts (by revenues) generated approximately 61% of the Company's total revenues for the fiscal year ended March 31, 1999. The Company expects revenues to continue to be concentrated in a relatively small number of large U.S. government contracts. Termination or disruption of such contracts, especially the Company's largest contract, or the Company's inability to renew or replace such contracts when they expire, could have a material adverse effect on the Company's business, financial condition and results of operations.


PENETRATION OF COMMERCIAL MARKETS; NEW PRODUCT INTRODUCTIONS

         The Company's ability to grow will depend substantially on its and its customers' ability to apply its expertise and technologies to existing and emerging commercial satellite communications markets. The Company's efforts to penetrate commercial markets have resulted, and the Company anticipates that it will continue to result, in increased sales and marketing and research and development expenses. If the Company's net revenues do not correspondingly increase, the Company's business, financial condition and results of operations could be materially adversely affected. The Company's success in penetrating commercial markets also depends upon the success of new product introductions by the Company, which will be dependent upon several factors, including timely completion and introduction of new product designs, achievement of acceptable product costs, establishment of close working relationships with major customers for the design of their new wireless communications systems incorporating the Company's products and market acceptance. Sales of the Company's commercial StarWire products (see "Business -- Commercial Markets, Products and Customers -- Commercial Products") have not yet achieved profitability. The Company believes that as the market expands for the StarWire products, average production costs for such products should decrease and sales of such products should become profitable. However, there can be no assurance that the market for such products will expand or that average production costs will decrease. If the Company is unable to design, manufacture, integrate (in the case of turnkey system sales), and market profitable new products for existing or emerging commercial markets, its business, financial condition and results of operations will be adversely affected. No assurance can be given that the Company's product development efforts for commercial products will be successful or that any new commercial products it develops will achieve market acceptance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Commercial Markets, Products and Customers."


DEVELOPMENT CONTRACTS

         The telecommunications industry is characterized by rapid technological change. As a result, many companies involved in the telecommunications industry, including the Company, are often parties to governmental and commercial contracts that involve development of various products. Pursuant to such contracts, the company performing the development services typically must agree to meet strict performance covenants and project milestones which there is a risk it may not be able to satisfy. Under the terms of such contracts, the failure by a company to meet such performance covenants and milestones permit the other party to terminate the contract and, under certain circumstances, recover liquidated damages or other penalties from the breaching party. The Company is not currently or in the past has not been in compliance with every outstanding performance covenant and project milestone. While the Company's past experience has been that in situations where the Company has not met all performance covenants and project milestones generally the other party has not elected to terminate such contracts or seek liquidated damages from the Company, there can be no assurance that this will not occur in the future with respect to current or future contracts and that such termination or damages would not have a material adverse effect on the Company.


FLUCTUATIONS IN RESULTS OF OPERATIONS

         The Company has experienced and expects to continue to experience significant fluctuations in quarterly and annual revenues, gross margins and operating results. The procurement process for most of the Company's current and potential customers is complex and lengthy, and the timing and amount of revenues is difficult to predict reliably. The Company recognizes a majority of its revenues under the percentage of completion method that requires estimates regarding costs that will be incurred over the life of a specific contract. Actual results may differ from those estimates. In such event, the Company has been and may in the future be required to adjust revenues in subsequent periods relating to revisions of prior period estimates, resulting in fluctuations in the Company's results of operations from period to period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, a single customer's order scheduled for delivery in a quarter can represent a significant portion of the Company's potential revenues for such quarter. The Company has at times failed to receive expected orders, and delivery schedules have been deferred as a result of, among other factors, changes in customer requirements or parts shortages. In fiscal 1999, approximately 13% of the Company's revenues were derived from one contract. Disruption with respect to a single large contract could have a material adverse effect on the Company in any period where such a disruption occurs. See "Business -- Government Markets, Products and Customers -- Government Customers." As a result of the foregoing and other factors, the Company's operating results for particular periods have in the past been and may in the future be materially adversely affected by a delay, rescheduling or cancellation of even one purchase order. Moreover, purchase orders are often received and accepted substantially in advance of delivery, and the failure to reduce actual costs to the extent anticipated or an increase in anticipated costs before delivery could materially adversely affect the gross margins for such orders, and as a result, the Company's results of operations. There can be no assurance that the Company will continue to realize positive gross margins or operating results in the future, and even if so realized, there can be no assurance as to the level of such gross margins and operating results.

         Large portions of the Company's expenses are fixed and difficult to reduce should revenues not meet the Company's expectations, thus magnifying the material adverse effect of any revenue shortfall. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer or cancel purchases of the Company's products and services, which could materially adversely affect the Company's business, financial condition and results of operations or result in fluctuations in the Company's results of operations from period to period. Additional factors that may cause the Company's revenues, gross margins and results of operations to vary significantly from period to period include mix of products and services sold; manufacturing efficiencies, costs and capacity; price discounts; market acceptance and the timing of availability of new products by the Company or its customers; usage of different distribution and sales channels; warranty and customer support expenses; customization of products and services; and general economic and political conditions. In addition, the Company's results of operations are influenced by competitive factors, including the pricing and availability of, and demand for, competitive products. All of the above factors are difficult for the Company to forecast, and these and other factors could materially adversely affect the Company's business, financial condition and results of operations or result in fluctuations in the Company's results of operations from period to period. As a result, the Company believes that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


CONTRACT PROFIT EXPOSURE

         The Company's products and services are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Approximately 80.3% of the Company's total revenues for the fiscal year ended March 31, 1999 were derived from fixed-price contracts that require the Company to provide products and services under a contract at a stipulated price. The Company derived approximately 2.6% of its revenues during the year from time-and-materials contracts which reimburse the Company for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services. Approximately 17.1% of the Company's revenues for the fiscal year ended March 31, 1999 were derived from cost-reimbursement contracts under which the Company is reimbursed for actual costs incurred in performing the contract to the extent that such costs are within the contract ceiling and allowable, allocable and reasonable under the terms of the contract, plus a fee or profit. See "Business -- Government Contracts."

         The Company assumes greater financial risk on fixed-price contracts than on either time-and-materials or cost-reimbursement contracts. In the current environment, the Company believes that an increasing percentage of its contracts will be fixed-priced. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the Company's profit or cause a loss. In addition, greater risks are involved under time-and-materials contracts than under cost-reimbursement contracts because the Company assumes the responsibility for the delivery of specified products or services at a fixed hourly rate. Although management believes that it adequately estimates costs for fixed-price and time-and-materials contracts, no assurance can be given that such estimates are adequate or that losses on fixed-price and time-and-materials contracts will not occur in the future.

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


CHANGES IN REGULATORY ENVIRONMENT

         The Company's products are incorporated into wireless communications systems that are subject to various government regulations. Regulatory changes, including changes in the allocation of available frequency spectrum and in the military standards and specifications which define the current satellite networking environment, could significantly impact the Company's operations by restricting development efforts by the Company's customers, making current products obsolete or increasing the opportunity for additional competition. There can be no assurance that regulatory bodies will not promulgate new regulations that could have a material adverse effect on the Company's business, financial condition and results of operations. Changes in, or the failure by the Company to comply with, applicable domestic and international regulations could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products and services, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process have caused and may continue to cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company's customers, which in turn may have a material adverse effect on the sale of products by the Company to such customers. See "Business - Regulatory Environment."

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


FIXED SITE SATELLITE TELEPHONY MARKET

         The Company's strategy includes establishing satellite telephony networking infrastructure for developing countries through strategic alliances with regional and local service providers (see "Business -- Strategy "). There can be no assurance that a substantial market for fixed site telephony equipment will ever develop, or if such a market does develop that fixed-site DAMA VSAT-based equipment will capture a significant portion of that market, or that the Company's products in particular will capture a significant portion of the fixed-site DAMA business. The Company's ability to penetrate such markets will be dependent upon its ability to develop equipment and software which can be utilized by service providers to develop and implement such infrastructure and for such service providers to market and sell the use of such systems. Furthermore, there can be no assurance that service providers will be able to successfully market subscriber terminals to subscribers. The development and implementation of such satellite telephony systems will be dependent upon, among other things, the continued development of the necessary hardware and software technologies (including the necessary expenditures of a large amount of funds and resources), the implementation of cost-effective systems, market acceptance for such systems and approval by the appropriate regulatory agencies. There can be no assurance that the Company will be able to develop equipment and software which can be utilized in such telephony systems and accepted by service providers or that any service providers will be able to develop, implement and market satellite telephony systems. Furthermore, if the Company successfully introduces such products and service providers successfully develop and implement such systems, there is no assurance that the Company will generate enough revenues to cover the Company expenditures in the development and marketing of such products. Even if the Company is able to realize sales of such products, the Company is not assured that it will realize any significant revenues from these applications.

DEPENDENCE ON CONTRACT MANUFACTURERS; RELIANCE ON SOLE OR
LIMITED SOURCES OF SUPPLY

         The Company's internal manufacturing capacity is limited. The Company utilizes contract manufacturers to produce its products and expects to rely increasingly on such manufacturers in the future. The Company also relies on outside vendors to manufacture certain components and subassemblies, including printed wiring boards. Certain components, subassemblies and services necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. In particular, Texas Instruments is a sole source supplier of digital signal processing chips, which are critical components used by the Company in substantially all of its products. There can be no assurance that the Company's internal manufacturing capacity and that of its contract manufacturers and suppliers will be sufficient to timely fulfill the Company's orders. See "Business -- Manufacturing."

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


REQUIREMENT FOR RESPONSE TO RAPID TECHNOLOGICAL CHANGE AND REQUIREMENT FOR FREQUENT NEW PRODUCT INTRODUCTIONS

         The wireless communications market in general, and the satellite communications market in particular, are subject to rapid technological change, frequent new product introductions and enhancements, product obsolescence and changes in end-user requirements. The Company's ability to be competitive in this market will depend in significant part upon its ability to successfully develop, introduce and sell new products and enhancements on a timely and cost-effective basis that respond to changing customer requirements. Any success of the Company in developing new and enhanced products will depend upon a variety of factors, including new product selection, integration of the various elements of its complex technology, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes and its cost reduction efforts, development and completion of related software tools, product performance, quality and reliability and development of competitive products by competitors. The

Company may experience delays from time to time in completing development and introduction of new products. Moreover, there can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancements. There can be no assurance that errors will not be found in the Company's products after commencement of deliveries, which could result in the loss of or delay in market acceptance. The inability of the Company to introduce in a timely manner new products that achieve market acceptance and thereby contribute to revenues could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Research and Development."


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


VOLATILITY OF STOCK PRICE

         Historically, the Company's stock price has been volatile. The sales price for the Company's Common Stock has ranged from $7.00 to $19.88 per share during the 52-week period ended March 31, 1999. The Company believes that factors such as announcements of developments related to the Company's business, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in the Company's relationships with its customers, partners, distributors and suppliers, changes in analysts' estimates, regulatory developments, fluctuations in results of operations and general conditions in the Company's market or the markets served by the Company's customers or the economy could cause the price of the Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and technology companies in particular have been subject to significant price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Common Stock. There can be no assurance that the market price of the Common Stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

CONTROL BY EXISTING STOCKHOLDERS

         As of March 31, 1999, members of the Board of Directors and the executive officers of the Company, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially owned approximately 36% of the outstanding shares of the Company's Common Stock. Accordingly, these stockholders may be able to elect all members of the Company's Board of Directors and determine the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. This level of ownership may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of the Common Stock.

ANTI-TAKEOVER EFFECTS OF CERTAIN CHARTER PROVISIONS

         Certain provisions of the Company's Amended and Restated Certificate of Incorporation and Bylaws could discourage potential acquisition proposals, could delay or prevent a change in control of the Company and could make removal of management more difficult. Such provisions could diminish the opportunities for a stockholder to participate in tender offers, including tender offers that are priced above the then current market value of the Company's Common Stock. The provisions also may inhibit increases in the market price of the Common Stock that could result from takeover attempts. Additionally, the Board of Directors of the Company, without further stockholder approval, may issue up to 5,000,000 shares of Preferred Stock, in one or more series, with such terms as the Board of Directors may determine, including rights such as voting, dividend and conversion rights which could adversely affect the voting power and other rights of the holders of Common Stock. Preferred Stock may be issued quickly with terms that delay or prevent a change in control of the Company or make removal of management more difficult. Also, the issuance of Preferred Stock may have the effect of decreasing the market price of the Common Stock.


DEPENDENCE ON KEY PERSONNEL

         The Company's future success depends in large part on the continued service of its key technical, marketing and management personnel and on its ability to continue to attract and retain qualified employees, particularly its Chief Executive Officer, Mark D. Dankberg, and those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not have employment agreements with any of its officers or employees. The Company has attempted to address this issue by recruiting key executive personnel with the background and expertise necessary to assume responsibility for the Company or lead the Company until a successor could be named. The Company has obtained, a key man insurance policy on the life of Mr. Dankberg in the amount of $500,000, for which the Company is the sole beneficiary. See "Business -- Employees."


ITEM 2.  PROPERTIES

         The Company's headquarters are located in an approximately 37,000 square foot leased facility in Carlsbad, California. This facility houses the Company's management, marketing and sales personnel. The lease for this facility terminates upon thirty days written notice by either party. The Company leases two other facilities in Carlsbad, California containing approximately 56,000 and 26,000 square feet for research and development, application engineering and manufacturing coordination activities. The leases for these two facilities terminate in November 1999. In addition, the Company leases two smaller facilities aggregating approximately 3,000 square feet located in Acton, Massachusetts, and Norcross, Georgia. The Massachusetts lease terminates in April 2000. The Georgia lease is a month to month lease. Annual leasing costs of the Company totaled $1.3 million, $1.1 million and $793,000 for the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

         In April 1998, the Company entered into a long-term agreement to lease a facility under construction in Carlsbad, California which will house the Company's entire California based operations. The facility will contain approximately 180,000 square feet and is expected to be completed in December 1999. The term of the lease is 10 years with two three-year option periods. The initial minimum lease payments are $2.3 million per year and will be payable commencing upon completion of the facility.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of its business which, in the opinion of the Company's management, are not individually or in the aggregate material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended March 31, 1999.

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

         FISCAL 1998                             HIGH          LOW
                                               -------       -------
           First Quarter                       $ 16.13       $  8.88
           Second Quarter                        23.50         11.00
           Third Quarter                         24.38         10.00
           Fourth Quarter                        19.13         12.81

         FISCAL 1999                             HIGH          LOW
                                               -------       -------
           First Quarter                       $ 19.88       $ 14.00
           Second Quarter                        19.75          8.25
           Third Quarter                         12.63          7.00
           Fourth Quarter                        12.25          8.75


         To date, the Company has neither declared nor paid any dividends on the Common Stock. The Company currently intends to retain all future earnings, if any, for use in the operation and development of its business and, therefore, does not expect to declare or pay any cash dividends on the Common Stock in the foreseeable future. As of June 21, 1999, there were 316 holders of record of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following data has been derived from the Company's audited financial statements. The balance sheet at March 31, 1999 and 1998 and the related statements of income, of cash flows and of stockholders' equity of the Company for the three years ended March 31, 1999 and notes thereto appear elsewhere herein. The data should be read in conjunction with such financial statements and other financial information appearing elsewhere herein. All amounts shown are in thousands, except per share data.

                                                                            YEARS ENDED MARCH 31,
                                                          ---------------------------------------------------------
                                                            1999        1998        1997        1996         1995
                                                          --------    --------    --------    --------     --------
         STATEMENT OF INCOME DATA:
           Revenues                                       $ 71,509    $ 64,197    $ 47,715    $ 29,017     $ 22,341
           Cost of revenues                                 44,182      40,899      33,102      20,983       16,855
                                                          --------    --------    --------    --------     --------
             Gross profit                                   27,327      23,298      14,613       8,034        5,486
           Operating expenses:
             Selling, general and administrative            10,093       7,862       4,752       3,400        2,416
             Independent research and
               development                                   7,639       7,631       5,087       2,820          788
                                                          --------    --------    --------    --------     --------
           Income from operations                            9,595       7,805       4,774       1,814        2,282
           Net interest income (expense)                       584         586         100        (231)         (87)
                                                          --------    --------    --------    --------     --------
           Income before income taxes                       10,179       8,391       4,874       1,583        2,195
           Provision (benefit) for income  taxes             3,883       3,104       1,702         (50)         888
                                                          --------    --------    --------    --------     --------
           Net income                                     $  6,296    $  5,287    $  3,172    $  1,633     $  1,307
                                                          ========    ========    ========    ========     ========

           Basic net income per share                     $   0.79    $   0.68    $   0.66    $   0.50     $   0.42
                                                          ========    ========    ========    ========     ========

           Diluted net income per share                   $   0.77    $   0.65    $   0.48    $   0.28     $   0.24
                                                          ========    ========    ========    ========     ========
           Shares used in Basic per share
             calculations                                    7,977       7,801       4,810       3,267        3,080
                                                          ========    ========    ========    ========     ========
           Shares used in Diluted per share
             calculations                                    8,173       8,175       6,642       5,735        5,479
                                                          ========    ========    ========    ========     ========

                                                                                 MARCH 31,
                                                          ---------------------------------------------------------
                                                            1999        1998        1997        1996         1995
                                                          --------    --------    --------    --------     --------
         BALANCE SHEET DATA:
           Cash and short-term investments                $ 20,793    $  9,208    $ 12,673    $  2,297     $  2,731
           Working capital                                  31,298      24,276      20,406       4,651        2,808
           Total assets                                     50,016      42,793      35,674      13,262        9,377
           Long-term debt, less current portion              1,243       1,544       1,428       1,747        1,220
           Total stockholders' equity                       36,847      29,610      23,619       5,217        3,413

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Historically, the Company's revenues have been principally derived from contracts with the DOD. The Company's DOD revenues have continued to grow despite government budgetary constraints, and in addition, the Company's revenues from foreign military customers have also increased. Since 1992, the Company's total revenues have grown at a compounded annual growth rate of approximately 55.4%. DOD revenues amounted to $65.5 million, $58.2 million and $46.3 million for the fiscal years ended March 31, 1999, 1998 and 1997, respectively. Foreign military revenues were approximately 3.0% of total revenue in the fiscal year ended March 31, 1999. The Company has achieved this growth rate entirely through internal growth, and not through acquisitions. See "Risk Factors -- Fluctuations in Results of Operations."

         The Company's products and services are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Approximately 80.3%, 72.8% and 63.3% of the Company's total revenues for the fiscal years ended March 31, 1999, 1998 and 1997, respectively, were derived from fixed-price contracts which require the Company to provide products and services under a contract at a stipulated price. The Company derived approximately 2.6%, 4.6% and 6.0% of its revenues during such periods from time-and-materials contracts which reimburse the Company for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services. The remaining 17.1%, 22.6% and 30.7% of the Company's revenues for the fiscal years ended March 31, 1999, 1998 and 1997, respectively, were derived from cost-reimbursement contracts under which the Company is reimbursed for all actual costs incurred in performing the contract to the extent that such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit. See "Risk Factors -- Contract Profit Exposure."

         As of March 31, 1999, the Company had firm backlog of $44.9 million, of which $36.8 million was funded. Of the $44.9 million in firm backlog, approximately $36.3 million is expected to be delivered in the fiscal year ending March 31, 2000, approximately $3.4 million is expected to be delivered in the fiscal year ending March 31, 2001 and the balance is expected to be delivered in the fiscal years ending March 31, 2002 and thereafter. The Company received $43.7 million in awards during the year ended March 31, 1999. The Company's $44.9 million in firm backlog at March 31, 1999 excludes an additional $45.2 million of customer options. These options include the recently awarded $30.0 million Indefinite Delivery/Indefinite Quantity (IDIQ) UHF Satcom products contract from the U.S. Navy. As a result of the Federal Acquisition
Streamlining Act of 1994, the trend in U.S. Government procurement is toward more off the shelf products and technology. More of the Company's backlog is expected to come from this type of order with shorter lead-times. Consequently the Company's backlog is expected to remain lower than historical trends would indicate. See "Business -- Backlog."

         Historically, a significant portion of the Company's revenue has been derived from research and development contracts. The research and development efforts are conducted in direct response to the specific requirements of a customer's order and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in net revenues at such time. Revenues are recognized using the percentage of completion method on these long-term development contracts. Revenues for funded research and development during the fiscal years ended March 31, 1999, 1998 and 1997 were approximately $40.5 million, $25.6 million and $21.3 million, respectively. See "Business -- Research and Development."

         Beginning in fiscal 1995, production contracts for delivery of previously developed equipment became a more significant percentage of total revenues. Production contracts amounted to approximately 35.4%, 52.6% and 35.3% of fiscal 1999, 1998 and 1997 total revenues, respectively.

         The Company invests in independent research and development ("IR&D"), which is not directly funded by a third party. The Company expenses IR&D costs as they are incurred. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs. IR&D expenses for governmental and commercial applications were minimal prior to fiscal 1995. In the fourth quarter of fiscal 1995, the Company began investing a significant amount of IR&D funds primarily in the development of satellite broadband services, telephony and other satellite DAMA products. The Company expended approximately 10.7%, 11.9% and 10.6% of total revenues in IR&D during the fiscal years ended March 31, 1999, 1998 and 1997, respectively. As a government contractor, the Company is able to recover a portion of its IR&D expenses pursuant to its government contracts.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.

                                                          FISCAL YEARS ENDED
                                                               MARCH 31,
                                                     -----------------------------
                                                      1999        1998        1997
                                                     -----       -----       -----
         Revenues                                    100.0%      100.0%      100.0%
         Cost of revenues                             61.8        63.7        69.4
                                                     -----       -----       -----
         Gross profit                                 38.2        36.3        30.6

         Operating expenses:
         Selling, general and administrative          14.1        12.2        10.0
         Independent research and development         10.7        11.9        10.6
                                                     -----       -----       -----
         Income from operations                       13.4        12.2        10.0
         Income before income taxes                   14.2        13.1        10.2
         Net income                                    8.8         8.2         6.6


FISCAL YEAR ENDED MARCH 31, 1999 VS. FISCAL YEAR ENDED MARCH 31, 1998

         Revenues. The Company's revenues increased 11.4% from $64.2 million in fiscal 1998 to $71.5 million in fiscal 1999. This increase was primarily due to increases in revenues generated by government development and production programs. These increases were partially offset by a decrease in revenues related to commercial satellite networking systems.

         Gross Profit. Gross profit increased 17.3% from $23.3 million (36.3% of revenues) in fiscal 1998 to $27.3 million (38.2% of revenues) in fiscal 1999. The increase in gross profit was primarily the result of improvements on development programs due to increased recovery of IR&D expenditures and a better mix of higher margin products in the Company's sales for the year ended March 31, 1999 relative to the prior year. In addition, certain long-term contracts realized higher profits than initial estimates. The increases were offset in part by allowances for obsolete inventory.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased 28.4% from $7.9 million (12.2% of revenues) in fiscal 1998 to $10.1 million (14.1% of revenues) in fiscal 1999. The Company increased its business development and administrative staffing in support of both defense and commercial programs. Bid and proposal efforts increased from $1.5 million in fiscal 1998 to $1.8 million in fiscal 1999.

         Independent Research and Development. IR&D expenses remained at $7.6 million for both years, but decreased as a percentage of revenues from 11.9% of revenues in fiscal 1998 to 10.7% of revenues in fiscal 1999.

         Interest Expense. Interest expense increased 18.5% from $211,000 in fiscal 1998 to $250,000 in fiscal 1999. Interest expense relates to loans for the purchase of capital equipment and to short term borrowings under the Company's line of credit to cover working capital requirements. Total outstanding equipment loans were $2.6 million and $2.5 million at March 31, 1998 and 1999, respectively. There were no outstanding borrowings at the end of each fiscal year.

         Interest Income. Interest income increased 4.6% from $797,000 in fiscal 1998 to $834,000 in fiscal 1999. Interest income relates to interest earned on cash and short-term investments, as well as overdue government receivables where interest income increased from $17,000 in fiscal 1998 to $102,000 in fiscal 1999.

         Provision (Benefit) for Income Taxes. The Company's effective income tax rate increased from 37% in fiscal 1998 to 38% in fiscal 1999. The Company's effective income tax rate increased due to a limitation on qualified research and development expenditures used to calculate the Company's research and development tax credit.

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

         Selling, General and Administrative Expenses. SG&A expenses increased 65.5% from $4.8 million (10.0% of revenues) in fiscal 1997 to $7.9 million (12.2% of revenues) in fiscal 1998. The Company increased its business development and administrative staffing in support of both defense and commercial programs. Bid and proposal efforts increased from $1.2 million in fiscal 1997 to $1.5 million in fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations to date primarily from cash flows from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. Cash provided from operating activities for the fiscal year ended March 31, 1999 was $13.4 million, while cash used in operating activities for the fiscal year ended March 31, 1998 was $127,000. The relative increase in cash provided from operating activities for the year ended March 31, 1999 compared to the prior year was primarily due to an increase in net income and reductions in accounts receivable and inventory. The reduction in accounts receivable resulted from the collection of overdue receivables from the U.S. Government at March 31, 1998, and from the timing of customer payments.

         Cash used in investing activities for the fiscal years ended March 31, 1999 and 1998 was $11.4 million and $10.0 million, respectively. This increase in cash used was the result of purchasing $8.9 million in short-term, investment grade debt securities offset by lower purchases of property and equipment of $2.5 million, primarily consisting of test equipment and computers.

         Cash provided by financing activities for the fiscal years ended March 31, 1999 and 1998 was $717,000 and $745,000, respectively.

         At March 31, 1999, the Company had $6.0 million in cash and cash equivalents, $14.8 million in short-term investments, $31.3 million in working capital and $2.5 million in long-term debt which consists of equipment financing.

         The equipment line consists of three loans, each of which limits borrowings to an 80.0% advance against the purchase price, net of sales tax, delivery and insurance. All three loans have been converted into fully amortizing loans which mature on September 15, 1999, 2000 and 2001, respectively. The Company's credit facilities, including the line of credit and future equipment financing, with Union Bank of California expired December 15, 1998.

         The Company's future capital requirements, which management anticipates will not exceed the Company's $20.0 million cash balance over the next 12 months, will depend upon many factors, including the progress of the Company's research and development efforts, expansion of the Company's marketing efforts, and the nature and timing of commercial orders. The Company believes that its current cash and short-term investment balances and net cash expected to be provided by operating activities, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Management intends to invest the Company's cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.


YEAR 2000 ISSUE

Many computer programs have been written using two digits rather than four to define the applicable year. This poses a problem when 1/1/00 could represent either year 2000 or year 1900. This, in turn, could result in system failures or miscalculations, and is generally referred to as the "Year 2000 issue." The Company's Year 2000 Plan includes four phases--evaluation, implementation of any required changes, testing and release/installation.

The Company has completed the evaluation and implementation of modifications for its business systems software and has completed testing of Company computers. Because the Company's fiscal year 2000 began April 1, 1999, applications which depend upon the fiscal year instead of the calendar year were required to be free of any Year 2000 issues by April 1, 1999. All critical business systems dependent upon the fiscal year 2000 were compliant before April 1, 1999, and subsequently there have been no related issues. A few personal computers were found to need modifications and/or replacement to be Year 2000 compliant. All necessary modifications and replacements will be complete before January 1, 2000.

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

The Company currently estimates that the total cost of implementing its Year 2000 Plan will be less than $100,000.

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

Because the Company has adopted a plan to address Year 2000 issues, it has not developed a comprehensive contingency plan for dealing with the most reasonably likely worst case scenario. However, if the Company identifies significant risks in the future or is unable to meet its anticipated schedule for completion of its Year 2000 compliance, the Company will develop contingency plans to the extent necessary at that time.

The foregoing discussion of Year 2000 issues contains forward-looking statements and, along with all other forward-looking statements herein, are made in reliance on the safe harbor provisions discussed in Item 1 above.

SUMMARIZED QUARTERLY DATA (UNAUDITED)

         The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. Summarized quarterly data for fiscal 1999 and 1998 is as follows (in thousands, except per share data):

                                1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                                -----------  -----------  -----------  -----------
1999
Revenues                          $16,304      $18,037      $18,928      $18,240
Gross profit                        6,472        6,809        6,527        7,519
Income from operations              2,177        2,127        2,485        2,806
Net income                          1,389        1,377        1,657        1,873
Basic net income per share           0.18         0.17         0.21         0.23
Diluted net income per share         0.17         0.17         0.20         0.23


1998
Revenues                          $14,476      $15,931      $15,991      $17,799
Gross  profit                       5,117        5,418        5,757        7,006
Income from operations              1,706        1,760        2,006        2,333
Net income                          1,175        1,203        1,351        1,558
Basic net income per share           0.15         0.15         0.17         0.20
Diluted net income per share         0.15         0.15         0.16         0.19


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's market risks pursuant to Item 7A are not material and therefore are not disclosed.


ITEM 8.  FINANCIAL STATEMENTS

         The Company's financial statements at March 31, 1999 and 1998, and for each of the three years in the period ended March 31, 1999, and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in this Report on pages F-1 through F-14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item will be set forth under the captions "Election of Directors" and "Executive Officers" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1999 Annual Meeting of Stockholders (the "Proxy Statement"), which is incorporated by reference herein.


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

                                     PART IV

ITEM     14. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K

                                                                              PAGE
                                                                             NUMBER
                                                                             ------
         (a) Documents filed as part of the report:
             (1)  Report of Independent Accountants                            F-1
                  Balance Sheet at March 31, 1999 and 1998                     F-2
                  Statement of Income for Fiscal 1999, 1998 and 1997           F-3
                  Statement of Cash Flows for Fiscal 1999, 1998 and 1997       F-4
                  Statement of Stockholders' Equity for Fiscal 1999, 1998
                  and 1997                                                     F-5
                  Notes to Financial Statements                                F-6

         Financial statement schedules have been omitted because they are either not required, not applicable or the information is otherwise included.


         (2) Exhibits

         EXHIBIT
         NUMBERS                       DESCRIPTION OF EXHIBIT
         -------                       ----------------------
           3.1        Amended and Restated Certificate of Incorporation.(1)
           3.2        Bylaws.(1)
           4.1        Form of Common Stock Certificate.(1)
          10.3        Form of Stock Restriction Agreement by and between the
                      Company and each stockholder of the Company.(1)
          10.4        Form of Invention and Confidential Disclosure Agreement by
                      and between the Company and each employee of the
                      Company.(1)
          10.5        ViaSat, Inc. 1993 Stock Option Plan (the "1993 Stock
                      Option Plan").(1)
          10.6        First Amendment to the 1993 Stock Option Plan.(2)
          10.7        Form of Incentive Stock Option Agreement under the 1993
                      Stock Option Plan.(1)
          10.8        Form of Nonqualified Stock Option Agreement under the 1993
                      Stock Option Plan.(1)
          10.9        The 1996 Equity Participation Plan of ViaSat, Inc. (the
                      "1996 Equity Participation Plan").(3)
          10.10       Form of Incentive Stock Option Agreement under the 1996
                      Equity Participation Plan.(1)
          10.11       Form of Nonqualified Stock Option Agreement under the 1996
                      Equity Participation Plan.(1)
          10.12       The ViaSat, Inc. Employee Stock Purchase Plan.(1)
          10.13       ViaSat, Inc. 401(k) Profit Sharing Plan.(1)
          10.14       Loan Agreement, dated as of September 15, 1995, by and
                      between the Company and Union Bank.(1)
          10.15       Waiver and First Amendment to Loan Agreement, dated as of
                      March 31, 1997, by and between the Company and Union
                      Bank.(2)
          10.16       Business Loan Agreement, dated as of April 5, 1994, as
                      amended, by and between the Company and Scripps Bank.(1)
          10.17       Equipment Financing Agreement, dated April 28, 1994, by
                      and between the Company and Heritage Leasing Capital.(1)
          10.18       Equipment Financing Agreement, dated May 13, 1994, by and
                      between the Company and Heritage Leasing Capital.(1)
          10.19       Equipment Financing Agreement, dated September 19, 1994,
                      by and between the Company and Heritage Leasing
                      Capital.(1)
          10.20       Equipment Financing Agreement, dated December 6, 1994, by
                      and between the Company and Heritage Leasing Capital.(1)
          10.21       Sublease, dated as of August 20, 1993, by and between
                      Whittaker Corporation and the Company (2290 Cosmos Court,
                      Carlsbad, California).(1)

         EXHIBIT
         NUMBERS                       DESCRIPTION OF EXHIBIT
         -------                       ----------------------
          10.22       Lease Agreement, dated December 8, 1994, by and between
                      The Campus, LLC and the Company (The Campus, Carlsbad,
                      California).(1)
          10.23       Lease, dated March 21, 1995, by and between Nagog
                      Development Co. and the Company (125 Nagog Park, Acton,
                      Massachusetts).(1)
          10.24       Lease, dated March 8, 1996, by and between Harry and Wendy
                      Brandon and the Company(1900 S. Harbor City Blvd.,
                      Melbourne, Florida).(1)
          10.25       Lease, dated December 9, 1997, by and between Newport
                      National Corporation and the Company(5962 La Place Court,
                      Carlsbad, California).(4)
          10.26       Lease, dated April 22, 1997, by and between Onimac
                      Corporation and the Company (2320 Camino Vida Roble,
                      Carlsbad, California).(4)
          10.27       Lease, dated March 24, 1998, by and between W9/LNP Real
                      Estate Limited Partnership and the Company (6155 El Camino
                      Real, Carlsbad, California).(4)
          10.25       Basic Ordering Agreement, dated November 8, 1994, as
                      amended, by and between the Company and AT&T acting
                      through its Tridom division.(1)
          10.26       Supply & Services Contract, dated June 2, 1996, by and
                      between HCL Comnet Systems and Services Limited and the
                      Company.(1)
          10.27       Basic Ordering Agreement Subcontract, dated March 4, 1994, by and between Magnavox Electronic Systems Company and the
                      Company.(1)
          10.28       Purchase Order Change to Basic Ordering Agreement
                      Subcontract, dated February 25, 1997, by and between
                      Hughes Defense Communications (formerly Magnavox
                      Electronic Systems Company) and the Company.(2)
          10.29       Award/Contract, effective March 29, 1996, as amended,
                      issued by Electronic Systems Center/MCK Air Force Materiel
                      Command, USAF to the Company.(1)
          10.30       Amendment of Award/Contract, effective February 24, 1997,
                      issued by Electronic Systems Center/MCK Air Force Materiel
                      Command, USAF to the Company.(2)
          10.31       Award/Contract, effective October 2, 1995, issued by
                      Electronic Systems Center/MCK Air Force Materiel Command,
                      USAF to the Company.(1)
          10.32       Award/Contract, effective September 29, 1993, as amended,
                      issued by Information Technology Acquisition Center to the
                      Company.(1)
          10.33       Turnkey Agreement, dated August 9, 1996, by and between
                      Hutchison Corporate Access (HK) Limited and the
                      Company.(1)
          10.34       Award/Contract, effective July 30, 1991, issued by
                      Electronic Systems Division Air Force Systems Command,
                      USAF to the Company.(1)
          10.35       Award/Contract, effective September 27, 1993, as amended,
                      issued by Contracting Officer Naval Research Laboratory to the Company.(1)
          10.36       Award Contract, effective September 21, 1994, as amended,
                      issued by Technical Contract Management Office to the
                      Company.(1)
          10.37       Fixed Price Contract, dated as of October 18, 1995, by and between the Company and Spectragraphics.(1)
          10.38       Amendment to lease, dated January 4, 1999, by and between
                      Prentiss Properties Acquisition Partners, L.P. and the
                      Company (The Campus, Carlsbad, California).(5)
          10.39       Amendment to lease, dated January 4, 1999, by and between
                      Prentiss Properties Acquisition Partners, L.P. and the
                      Company (5962 La Place Court, Carlsbad, California).(5)
          21.1        Subsidiaries.(1)
          23.1        Consent of Independent Accountants.(5)
          27.1        Financial Data Schedule.(5)

-----------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the "Commission") on October 1, 1996 (File No. 333-13183), as amended by Amendment No. 1 filed with the Commission on November 5, 1996, Amendment No. 2 filed with the Commission on November 20, 1996, and Amendment No. 3 filed with the Commission on November 22, 1996.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(3) Incorporated by reference to Exhibit A to the Company's Proxy Statement relating to its 1998 Annual Meeting of Stockholders.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(5)   Filed herewith.


         (B) REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed by the Company during the fourth quarter of the fiscal year ended March 31, 1999.

         (C) EXHIBITS

         The exhibits required by this Item are listed under Item 14(a)(2).

                           GLOSSARY OF SELECTED TERMS


DAMA............................Demand Assigned Multiple Access. A protocol for assigning a communication channel to a user
                                  only upon request.

DOD.............................Department of Defense.

Downlink........................A radio transmission from a satellite back down toward the earth.

EMUT............................Enhanced Manpack UHF Terminal. A small, portable satellite terminal for DOD that operates in
                                  the UHF frequency band.

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

Date:  June 28, 1999.



                                    ViaSat, Inc.



                                    By:  /s/  MARK D. DANKBERG
                                        ----------------------------------------
                                         Mark D. Dankberg
                                         Chairman, President and Chief Executive
                                         Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             SIGNATURE                              TITLE                       DATE
             ---------                              -----                       ----
/s/ MARK D. DANKBERG                      Chairman of the Board,            June 28, 1999
--------------------------------------    President and Chief
Mark D. Dankberg                          Executive Officer (Principal
                                          Executive Officer)

/s/ RICHARD BALDRIDGE                     Vice President and Chief          June 28, 1999
--------------------------------------    Financial Officer
Richard Baldridge                         (Principal
                                          Financial Officer and
                                          Principal Accounting
                                          Officer)

/s/ ROBERT W. JOHNSON                     Director                          June 28, 1999
--------------------------------------
Robert W. Johnson


/s/ JEFFREY M. NASH                       Director                          June 28, 1999
--------------------------------------
Jeffrey M. Nash


/s/ B. ALLEN LAY                          Director                          June 28, 1999
--------------------------------------
B. Allen Lay


/s/ JAMES F. BUNKER                       Director                          June 28, 1999
--------------------------------------
James F. Bunker


/s/ WILLIAM A. OWENS                      Director                          June 28, 1999
--------------------------------------
William A. Owens

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of ViaSat, Inc.


In our opinion, the financial statements listed in the index appearing under item 14(a)(1) on page 40 present fairly, in all material respects, the financial position of ViaSat, Inc. at March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP


San Diego, California
May 12, 1999

                                  VIASAT, INC.
                                  BALANCE SHEET


                                                                           MARCH 31,        MARCH 31,
                                                                             1999             1998
                                                                          -----------      -----------
ASSETS

Current assets:
  Cash and cash equivalents                                               $ 6,005,000      $ 3,290,000
  Short-term investments                                                   14,788,000        5,918,000
  Accounts receivable                                                      16,176,000       19,056,000
  Inventory                                                                 2,525,000        4,687,000
  Deferred income taxes                                                     2,358,000        1,548,000
  Other current assets                                                        446,000          479,000
                                                                          -----------      -----------
     Total current assets                                                  42,298,000       34,978,000
Property and equipment, net                                                 6,630,000        6,986,000
Other assets                                                                1,088,000          829,000
                                                                          -----------      -----------
          Total assets                                                    $50,016,000      $42,793,000
                                                                          ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                        $ 3,754,000      $ 4,555,000
  Accrued liabilities                                                       6,027,000        5,087,000
  Current portion of notes payable                                          1,219,000        1,060,000
                                                                          -----------      -----------
     Total current liabilities                                             11,000,000       10,702,000
                                                                          -----------      -----------
Notes payable                                                               1,243,000        1,544,000
Other liabilities                                                             926,000          937,000
                                                                          -----------      -----------
     Total long-term liabilities                                            2,169,000        2,481,000
                                                                          -----------      -----------
Commitments and contingencies (Notes 11 & 12)
Stockholders' equity:
  Series A, convertible preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31,
    1999 and 1998,  respectively
  Common stock, $.0001 par value, 25,000,000
    shares authorized; 8,034,204 and 7,920,639
    shares issued and outstanding at March 31,
    1999 and 1998,  respectively                                               81,000           81,000
  Paid in capital                                                          17,609,000       16,668,000
  Retained earnings                                                        19,157,000       12,861,000
                                                                          -----------      -----------
     Total stockholders' equity                                            36,847,000       29,610,000
                                                                          -----------      -----------
     Total liabilities and stockholders' equity                           $50,016,000      $42,793,000
                                                                          ===========      ===========



                 See accompanying notes to financial statements.

                                  VIASAT, INC.

                               STATEMENT OF INCOME


                                                     YEAR ENDED MARCH 31,
                                      --------------------------------------------------
                                          1999               1998                1997
                                      ------------       ------------       ------------
Revenues                              $ 71,509,000       $ 64,197,000       $ 47,715,000
Cost of revenues                        44,182,000         40,899,000         33,102,000
                                      ------------       ------------       ------------
  Gross profit                          27,327,000         23,298,000         14,613,000
Operating expenses:
  Selling, general and
     administrative                     10,093,000          7,862,000          4,752,000
  Independent research and
     development                         7,639,000          7,631,000          5,087,000
                                      ------------       ------------       ------------
Income from operations                   9,595,000          7,805,000          4,774,000
Other income (expense):
  Interest income                          834,000            797,000            354,000
  Interest expense                        (250,000)          (211,000)          (254,000)
                                      ------------       ------------       ------------
Income before income taxes .            10,179,000          8,391,000          4,874,000
Provision for income taxes               3,883,000          3,104,000          1,702,000
                                      ------------       ------------       ------------
Net income                            $  6,296,000       $  5,287,000       $  3,172,000
                                      ============       ============       ============

Basic net income per share            $       0.79       $       0.68       $       0.66
                                      ============       ============       ============

Diluted net income per share          $       0.77       $       0.65       $       0.48
                                      ============       ============       ============

Shares used in computing basic
   net income per share                  7,976,848          7,801,212          4,810,472
                                      ============       ============       ============

Shares used in computing diluted
   net income per share                  8,172,660          8,174,994          6,641,805
                                      ============       ============       ============









                 See accompanying notes to financial statements.

                                  VIASAT, INC.

                             STATEMENT OF CASH FLOWS


                                                           1999               1998               1997
                                                       ------------       ------------       ------------
Cash flows from operating activities:
  Net income                                           $  6,296,000       $  5,287,000       $  3,172,000
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation                                        2,853,000          2,182,000          1,389,000
      Tax benefit from exercise of stock options             82,000                 --                 --
      Deferred income taxes                              (1,082,000)          (811,000)          (721,000)
  Increase (decrease) in cash resulting
     from changes in:
      Accounts receivable                                 2,880,000         (8,741,000)        (4,144,000)
      Inventory                                           2,162,000           (209,000)        (3,255,000)
      Other assets                                           46,000          1,078,000         (1,620,000)
      Accounts payable                                     (801,000)          (289,000)         2,070,000
      Accrued liabilities                                   940,000          1,318,000          1,612,000
      Other liabilities                                     (11,000)            58,000            275,000
                                                       ------------       ------------       ------------
        Net cash provided by (used in)
            operating activities                         13,365,000           (127,000)        (1,222,000)
                                                       ------------       ------------       ------------
Cash flows from investing activities:
  Purchases of short-term investments, net               (8,870,000)        (5,918,000)                --
  Purchases of property and equipment                    (2,497,000)        (4,083,000)        (3,685,000)
                                                       ------------       ------------       ------------
        Net cash used in investing activities           (11,367,000)       (10,001,000)        (3,685,000)
                                                       ------------       ------------       ------------
Cash flows from financing activities:
  Proceeds from short-term bank borrowings                       --                 --          2,600,000
  Repayment of short-term bank borrowings                        --                 --         (2,600,000)
  Proceeds from issuance of notes payable                 1,092,000          1,448,000            889,000
  Repayment of notes payable                             (1,234,000)        (1,407,000)          (836,000)
  Proceeds from issuance of common stock                    859,000            704,000         15,230,000
                                                       ------------       ------------       ------------
        Net cash provided by financing activities           717,000            745,000         15,283,000
                                                       ------------       ------------       ------------
Net increase (decrease) in cash and cash
   equivalents                                            2,715,000         (9,383,000)        10,376,000
Cash and cash equivalents at beginning of year            3,290,000         12,673,000          2,297,000
                                                       ------------       ------------       ------------
Cash and cash equivalents at end of  year              $  6,005,000       $  3,290,000       $ 12,673,000
                                                       ============       ============       ============
Supplemental information:
  Cash paid for interest                               $    250,000       $    211,000       $    254,000
                                                       ============       ============       ============
  Cash paid for income taxes                           $  4,263,000       $  3,857,000       $  2,293,000
                                                       ============       ============       ============




                 See accompanying notes to financial statements.

                                  VIASAT, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                       PREFERRED STOCK             COMMON  STOCK
                                 -------------------------   ------------------------              STOCKHOLDERS'
                                   NUMBER OF                   NUMBER OF                 PAID IN       NOTES       RETAINED
                                    SHARES        AMOUNT        SHARES      AMOUNT       CAPITAL    RECEIVABLE     EARNINGS
                                 -----------   -----------   -----------  -----------  -----------  -----------   -----------
Balance at March 31, 1996          3,225,000   $    32,000     3,342,101  $    46,000  $   737,000                $ 4,402,000

  Issuance of common stock                                     2,034,635        3,000   15,307,000
  Conversion of preferred stock
    to common stock               (3,225,000)      (32,000)    2,365,538       32,000
  Shares subscribed                                                                                 $   (80,000)
  Net income                                                                                                        3,172,000
                                 -----------   -----------   -----------  -----------  -----------  -----------   -----------

Balance at March 31, 1997                                      7,742,274       81,000   16,044,000      (80,000)    7,574,000

  Exercise of stock options                                      126,273                   149,000
  Issuance for Employee Stock
    Purchase Plan                                                 52,092                   475,000
  Payment for shares subscribed                                                                          80,000
  Net income                                                                                                        5,287,000
                                 -----------   -----------   -----------  -----------  -----------  -----------   -----------
Balance at March 31, 1998                                      7,920,639       81,000   16,668,000                 12,861,000
  Tax benefit from exercise of
    stock options                                                                           82,000
  Exercise of stock options                                       60,481                   334,000
  Issuance for Employee Stock
    Purchase Plan                                                 53,084                   525,000
  Net income                                                                                                        6,296,000
                                 -----------   -----------   -----------  -----------  -----------  -----------   -----------
Balance at March 31, 1999                                      8,034,204  $    81,000  $17,609,000                $19,157,000
                                 ===========   ===========   ===========  ===========  ===========  ===========   ===========





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

   Investments

         At March 31, 1999, the Company held investments in investment grade debt securities with various maturities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's investments in these securities as of March 31, 1999 and 1998 totaled $18,686,000 and $9,176,000, respectively. The Company has included $3,898,000 and $3,258,000 of these securities in cash and cash equivalents, as of March 31, 1999 and 1998, respectively, as they have original maturities of less than 90 days. The remaining $14,788,000 and $5,819,000 as of March 31, 1999 and 1998,
respectively, have been classified as short-term investments. The Company has designated all of its investments as held to maturity.

   Revenue Recognition

         The majority of the Company's revenues are derived from services performed for the United States Government and its prime contractors under a variety of contracts including cost-plus-fixed fee, fixed-price, and time and materials contracts. Such sales amounted to $65,478,000, $58,249,000 and $46,292,000 for the years ended March 31, 1999, 1998 and 1997, respectively. Included in these revenues are sales to a significant customer under various subcontracts totaling $9,058,000, $8,964,000 and $12,830,000 during the years ended March 31, 1999, 1998 and 1997, respectively. The Company's five largest contracts (by revenues) generated approximately 61%, 65% and 58% of the Company's total revenues for the fiscal year ended March 31, 1999, 1998 and 1997, respectively. Revenues to customers in foreign countries are not significant.

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

    Concentration of Credit Risk

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade accounts receivable which are generally not collateralized. The Company limits its exposure to credit loss by placing its cash equivalents and short-term investments with high credit quality financial institutions and investing in high quality short-term debt instruments. Concentrations of credit risk with respect to receivables are generally limited because the Company's principal customers are various agencies of the United States Government and its prime contractors.

   Inventory

         Inventories are valued at the lower of cost or market, cost being determined by the first-in, first-out method.

   Software Costs

         Software product development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of cost or net realizable value. Through March 31, 1999, no significant amounts were expended subsequent to reaching technological feasibility.

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

   Warranty Reserves

         The Company provides limited warranties on certain of its products for periods of up to three years. The Company records warranty reserves when products are shipped based upon an estimate of total warranty costs, with amounts expected to be incurred within twelve months classified as a current liability.

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

   Stock Based Compensation

         The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income and earnings per share as if the fair value method had been applied in measuring compensation expense.

   Earnings Per Share

         Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents during the period. Common stock equivalents include options granted under the Company's stock option plans which are included in the earnings per share calculations using the treasury stock method and common shares expected to be issued under the Company's employee stock purchase plan

   Fair Value of Financial Instruments

         At March 31, 1999, the carrying amounts of the Company's financial instruments, including cash equivalents, short-term investments, trade receivables and accounts payable, approximated their fair values due to their short-term maturities. At March 31, 1999, the estimated fair value of the Company's long-term debt approximated its carrying value, as a majority of the related borrowing rates are variable.


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


NOTE 3 - COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

                                                             MARCH 31,
                                                   -----------------------------
                                                       1999             1998
                                                   ------------     ------------
         Cash and cash equivalents:
           Investments in debt securities          $  3,898,000     $  3,258,000
           Cash                                       2,107,000           32,000
                                                   ------------     ------------
                                                   $  6,005,000     $  3,290,000
                                                   ============     ============
         Accounts receivable:
           Billed                                  $  7,765,000     $ 12,077,000
           Unbilled                                   8,411,000        6,979,000
                                                   ------------     ------------
                                                   $ 16,176,000     $ 19,056,000
                                                   ============     ============
         Inventory:
           Raw materials                           $    914,000     $  1,564,000
           Work in process                            1,157,000        2,372,000
           Finished goods                               454,000          751,000
                                                   ------------     ------------
                                                   $  2,525,000     $  4,687,000
                                                   ============     ============
         Property and equipment:
           Machinery and equipment                 $  9,249,000     $  8,224,000
           Computer equipment                         4,179,000        4,108,000
           Furniture and fixtures                       326,000          339,000
                                                   ------------     ------------
                                                     13,754,000       12,671,000

           Less accumulated depreciation             (7,124,000)      (5,685,000)
                                                   ------------     ------------
                                                   $  6,630,000     $  6,986,000
                                                   ============     ============
         Accrued liabilities:
           Current portion of warranty reserve     $  1,440,000     $  1,279,000
           Accrued vacation                           1,143,000          974,000
           Accrued bonus                              1,195,000          500,000
           Accrued 401(k) matching contribution         791,000          671,000
           Income taxes payable                         694,000          309,000
           Collections in excess of revenues            527,000          930,000
           Other                                        237,000          424,000
                                                   ------------     ------------
                                                   $  6,027,000     $  5,087,000
                                                   ============     ============

NOTE 4 - SHORT-TERM BANK BORROWINGS

         The Company's credit facilities, including the line of credit and commitment for future equipment financing, expired on December 15, 1998. The Company is in the process of renegotiating the terms of an agreement.


NOTE 5 - NOTES PAYABLE

                                                                  MARCH 31,
                                                         ---------------------------
                                                            1999             1998
                                                         -----------     -----------
         Bank installment loans, with various
           maturity dates through September 2001,
           total monthly payments of $117,000 with
           interest rates ranging between 8% and 9%,
           collateralized by equipment                   $ 2,462,000     $ 2,485,000

         Finance company installment loans, with
           various maturity dates through April 1999,
           total monthly payments of $20,000 with
           interest rates ranging between 10.23%
           and 11.81%, collateralized by equipment                           119,000
                                                         -----------     -----------
                                                           2,462,000       2,604,000
         Less current portion                             (1,219,000)     (1,060,000)
                                                         -----------     -----------
                                                         $ 1,243,000     $ 1,544,000
                                                         ===========     ===========

         Principal maturities of notes payable as of March 31, 1999 are summarized as follows:

         YEAR ENDING MARCH 31,
         ---------------------
                 2000                                               $ 1,219,000
                 2001                                                   908,000
                 2002                                                   335,000
                                                                    -----------
                                                                    $ 2,462,000
                                                                    ===========


NOTE 6 - COMMON STOCK AND OPTIONS

         In July 1993, the Company adopted the 1993 Stock Option Plan (the "Plan") which authorizes 733,500 shares to be granted no later than July 2003. The Plan provides for the grant of both incentive stock options and non-qualified stock options which are subject to a three-year vesting period. The exercise prices of the options represent the estimated fair value of the Company's common stock as determined by the Company's Board of Directors. In November 1996, the Plan was terminated and replaced by the 1996 Equity Participation Plan. No options have been issued under the Plan since July 1996.

      In November 1996, the Company adopted the ViaSat, Inc. 1996 Equity Participation Plan (the "1996 Equity Participation Plan") designed to update and replace the 1993 Stock Option Plan. The 1996 Equity

Participation Plan provides for the grant to executive officers, other key employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards. A maximum of 1,250,000 shares are reserved for issuance under the 1996 Equity Participation Plan. As of March 31, 1999, the Company had granted options to purchase 762,000 shares of common stock under this plan with vesting terms of 3 to 5 years.

      In November 1996, the Company adopted the ViaSat, Inc. Employee Stock Purchase Plan (the "Employee Stock Purchase Plan") to assist employees in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. A maximum of 250,000 shares of common stock are reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of March 31, 1999, the Company has issued 105,176 shares of common stock under this plan.

      Transactions under the Company's stock option plans are summarized as follows:

                                                        NUMBER       EXERCISE PRICE
                                                      OF SHARES        PER SHARE
                                                      ---------      --------------
             Outstanding at March 31, 1996              310,087      $ .34 -  1.36
             Options granted                            295,673       4.09 - 10.75
             Options canceled                            (5,284)       .82 -  4.09
             Options exercised                          (73,458)       .34 -  1.36
                                                      ---------
             Outstanding at March 31, 1997              527,018        .34 - 10.75
             Options granted                            269,450      12.25 - 19.81
             Options canceled                           (13,511)       .48 - 12.75
             Options exercised                         (126,273)       .34 -  4.09
                                                      ---------
             Outstanding at March 31, 1998              656,684        .34 - 19.81
             Options granted                            324,000       7.38 - 17.08
             Options canceled                          (109,908)      1.36 - 15.53
             Options exercised                          (60,480)       .34 - 14.13
                                                      ---------
             Outstanding at March 31, 1999              810,296     $  .48 - 19.81
                                                      =========

         The following table summarizes all options outstanding and exercisable by price range as of March 31, 1999:

                                            WEIGHTED
                                            AVERAGE       WEIGHTED                       WEIGHTED
                                           REMAINING       AVERAGE                       AVERAGE
            RANGE OF          NUMBER      CONTRACTUAL     EXERCISE        NUMBER         EXERCISE
        EXERCISE PRICES    OUTSTANDING     LIFE-YEARS       PRICE      EXERCISABLE        PRICE
        --------------     -----------    -----------     --------     -----------       --------
        $ 0.48 -  1.50        94,709          1.11         $ 1.23         94,709         $ 1.23
          4.09 -  4.50        84,605          2.25           4.18         54,191           4.19
          7.38 -  9.38       122,500          9.14           8.48         18,334           9.00
         10.09 - 10.75        82,000          8.29          10.66         25,000          10.68
         11.56 - 12.75       170,482          8.17          12.73         52,008          12.74
         14.03 - 19.81       256,000          9.03          15.76         16,104          16.14
                             -------                                     -------
        $ 0.48 - 19.81       810,296          7.16          10.60        260,346           6.52
                             =======                                     =======

NOTE 7 - SHARES USED IN EARNINGS PER SHARE CALCULATIONS

                                                                              YEAR ENDED MARCH 31,
                                                                      -----------------------------------
                                                                         1999         1998         1997
                                                                      ---------    ---------    ---------
         Weighted average common shares outstanding used in
            calculating basic net income per share                    7,976,848    7,801,212    4,810,472

         Weighted average options to purchase common stock as
            determined by application of the treasury stock method      185,452      360,118      226,840

          Incremental shares for assumed conversion of
            convertible preferred stock                                      --           --    1,600,788

          Employee Stock Purchase Plan equivalents                       10,360       13,664        3,705
                                                                      ---------    ---------    ---------
          Shares used in computing diluted net income per share       8,172,660    8,174,994    6,641,805
                                                                      =========    =========    =========

       All outstanding shares of the Company's preferred stock automatically converted into shares of common stock upon the closing of the Company's initial public offering on December 3, 1996. Shares used in computing diluted net income per share for 1997 assume the conversion of all outstanding shares of the convertible preferred stock at the beginning of those years. Antidilutive shares excluded from the calculation were 420,735, 18,493, and 24,527 shares for the fiscal years ended March 31, 1999, 1998, and 1997 respectively.

NOTE 8 - PRO FORMA EARNINGS PER SHARE

      The fair values of options granted during the years ended as reported below were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                            EMPLOYEE                              EMPLOYEE STOCK
                                         STOCK OPTIONS                             PURCHASE PLAN
                             -------------------------------------      -------------------------------------
                                1999         1998           1997           1999         1998           1997
                             ---------    ---------      ---------      ---------    ---------      ---------
Expected life (in years)     3.50-5.00    3.50-5.50      3.50-5.00         0.50         0.50           0.50
Risk-free interest rate      4.46-5.42%   5.65-5.68%        6.45%       5.66%-6.22%     5.54%          5.97%
Expected volatility           50.00%        50.00%         50.00%         50.00%       50.00%         50.00%
Expected dividend yield        0.00%         0.00%          0.00%         0.00%         0.00%          0.00%

         The weighted average estimated fair value of employee stock options granted during 1999, 1998, and 1997 was $6.27, $6.30, and $3.55 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during 1999, 1998 and 1997 was $4.00, $4.00 and $2.78 per share, respectively.

         For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period. The Company's pro forma information for the years ended March 31, 1999, 1998 and 1997 are as follows:

                                                      1999            1998            1997
                                                 -------------    -------------    ----------
         Net income as reported                  $   6,296,000    $   5,287,000    $3,172,000
         Pro forma net income                        5,157,000        4,489,000     3,016,000
         Pro forma basic earnings per share               0.65             0.58          0.63
         Pro forma diluted earnings per share             0.65             0.56          0.46

NOTE 9 - INCOME TAXES

      The provision for income taxes includes the following:

                                                        YEAR ENDED MARCH 31,
                                             -------------------------------------------
                                                 1999           1998            1997
                                             -----------     -----------     -----------
         Current tax provision
           Federal                           $ 3,977,000     $ 3,200,000     $ 1,954,000
           State                                 988,000         715,000         469,000
                                             -----------     -----------     -----------
                                               4,965,000       3,915,000       2,423,000
                                             -----------     -----------     -----------
         Deferred tax (benefit) provision
           Federal                              (863,000)       (683,000)       (563,000)
           State                                (219,000)       (128,000)       (158,000)
                                             -----------     -----------     -----------
                                              (1,082,000)       (811,000)       (721,000)
                                             -----------     -----------     -----------
              Total provision for
                income taxes                 $ 3,883,000     $ 3,104,000     $ 1,702,000
                                             ===========     ===========     ===========

      Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      MARCH 31,
                                             --------------------------
                                                1999            1998
                                             ----------      ----------
         Deferred tax assets:
           Warranty reserve                  $  706,000      $  738,000
           Inventory reserve                  1,377,000         383,000
           Accrued vacation                     396,000         328,000
           State income taxes                   335,000         243,000
           Other                                337,000         377,000
                                             ----------      ----------
              Total deferred tax assets      $3,151,000      $2,069,000
                                             ==========      ==========

      A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

                                                     YEAR ENDED MARCH 31,
                                          -------------------------------------------
                                              1999            1998            1997
                                          -----------     -----------     -----------
         Tax expense at statutory rate    $ 3,461,000     $ 2,853,000     $ 1,657,000
         State tax provision,
          net of federal benefit              507,000         388,000         205,000
         Research tax credit                  (67,000)       (179,000)       (181,000)
         Other                                (18,000)         42,000          21,000
                                          -----------     -----------     -----------
                                          $ 3,883,000     $ 3,104,000     $ 1,702,000
                                          ===========     ===========     ===========

NOTE 10 - EMPLOYEE BENEFITS

      The Company has a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code. The Company may make discretionary contributions to the plan which vest equally over six years. Employees who have completed 90 days of service and are at least 21 years of age are eligible to participate in the plan. Participants are entitled, upon termination or retirement, to their vested portion of the plan assets which are held by an independent trustee. Discretionary contributions accrued by the Company during fiscal years 1999, 1998 and 1997 amounted to $791,000 $671,000 and $553,000, respectively. The cost of administering the plan is not significant.


NOTE 11 - COMMITMENTS

      The Company leases office facilities under noncancelable operating leases with initial terms ranging from one to ten years which expire between November 1999 and December 2009. Certain of the Company's facilities leases contain option provisions which allow for extension of the lease terms. Rent expense was $1,312,000, $1,079,000 and $793,000 in fiscal years 1999, 1998 and 1997, respectively.

Future minimum lease payments are as follows:

           YEAR ENDING MARCH 31,
           ---------------------
                  2000                                    $   1,465,000
                  2001                                        2,294,000
                  2002                                        2,294,000
                  2003                                        2,294,000
                  2004                                        2,294,000
                  Thereafter                                 12,999,000
                                                           ------------
                                                           $ 23,640,000
                                                           ============


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


NOTE 13 - SUBSEQUENT EVENT

From time to time, the Company issues standby letters of credit for its customers. In April 1999, the Company has secured these letters of credit with a $1,000,000 time certificate of deposit with the Company's bank.