Form 10-Q
period 1999-06-30
VIASAT INC
filed 1999-08-13
CIK 797721

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999.

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of the issuer's common stock, $.0001 par value, as of August 4, 1999 was 8,080,138.

                                  VIASAT, INC.
                                      INDEX


                                                                                             PAGE
PART I.    FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Balance Sheet at June 30, 1999 and
                               March 31, 1999                                                   3

                     Condensed Statement of Income for the three months
                               ended June 30, 1999 and 1998                                     4

                     Condensed Statement of Cash Flows for the three months
                               ended June 30, 1999 and 1998                                     5

                     Condensed Statement of Stockholders' Equity for the
                               three months ended June 30, 1999                                 6

                     Notes to Condensed Financial Statements                                    7

           Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                        9

           Item 3.   Quantitative and Qualitative Disclosures About Market
                     Risk                                                                      12


PART II.   OTHER INFORMATION

           Item 6.   Exhibits and Reports on Form 8-K                                          12

                                  VIASAT, INC.
                             CONDENSED BALANCE SHEET


                                                                JUNE 30,            MARCH 31,
                                                                  1999                 1999
                                                              -----------          -----------
ASSETS                                                        (UNAUDITED)

Current assets:
  Cash and cash equivalents                                   $ 4,543,000          $ 6,005,000
  Short-term investments                                       11,836,000           14,788,000
  Accounts receivable                                          22,086,000           16,176,000
  Inventory                                                     2,838,000            2,525,000
  Deferred income taxes                                         2,588,000            2,358,000
  Other current assets                                            405,000              446,000
                                                              -----------          -----------
     Total current assets                                      44,296,000           42,298,000
Property and equipment, net                                     6,244,000            6,630,000
Other assets                                                      673,000            1,088,000
                                                              -----------          -----------

          Total assets                                        $51,213,000          $50,016,000
                                                              ===========          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $ 3,469,000          $ 3,754,000
  Accrued liabilities                                           5,880,000            6,027,000
  Current portion of notes payable                              1,126,000            1,219,000
                                                              -----------          -----------
     Total current liabilities                                 10,475,000           11,000,000
                                                              -----------          -----------
Notes payable                                                     984,000            1,243,000
Other liabilities                                                 845,000              926,000
                                                              -----------          -----------
     Total long-term liabilities                                1,829,000            2,169,000
                                                              -----------          -----------

Contingencies (Note 6)

Stockholders' equity:
  Common stock                                                     81,000               81,000
  Paid in capital                                              17,866,000           17,609,000
  Retained earnings                                            20,962,000           19,157,000
                                                              -----------          -----------
     Total stockholders' equity                                38,909,000           36,847,000
                                                              -----------          -----------

          Total liabilities and stockholders' equity          $51,213,000          $50,016,000
                                                              ===========          ===========


            See accompanying notes to condensed financial statements

                                  VIASAT, INC.
                         CONDENSED STATEMENT OF INCOME
                                  (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                              JUNE 30,
                                                                 -----------------------------------
                                                                     1999                   1998
                                                                 ------------           ------------
Revenues                                                         $ 17,035,000           $ 16,304,000
Cost of revenues                                                    9,709,000              9,832,000
                                                                 ------------           ------------
  Gross profit                                                      7,326,000              6,472,000
Operating expenses:
  Selling, general and administrative                               2,948,000              2,355,000
  Independent research and development                              1,590,000              1,940,000
                                                                 ------------           ------------
Income from operations                                              2,788,000              2,177,000
Other income (expense):
  Interest income                                                     256,000                140,000
  Interest expense                                                    (47,000)               (70,000)
                                                                 ------------           ------------
Income before income taxes                                          2,997,000              2,247,000
Provision  for income taxes                                         1,192,000                858,000
                                                                 ------------           ------------
Net income                                                       $  1,805,000           $  1,389,000
                                                                 ============           ============


Basic net income per share                                       $        .22           $        .18
                                                                 ============           ============

Diluted net income per share                                     $        .22           $        .17
                                                                 ============           ============

Shares used in basic net income per share computation               8,034,508              7,921,563
                                                                 ============           ============

Shares used in diluted net income per share computation             8,207,555              8,209,522
                                                                 ============           ============


           See accompanying notes to condensed financial statements.

                                  VIASAT, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                  ---------------------------------
                                                                      1999                  1998
                                                                  -----------           -----------

Cash flows from operating activities:
  Net income                                                      $ 1,805,000           $ 1,389,000
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation                                                      885,000               688,000
    Deferred taxes                                                    184,000               (83,000)
  Increase (decrease) in cash resulting
    from changes in:
    Accounts receivable                                            (5,910,000)            2,737,000
    Inventory                                                        (313,000)           (1,124,000)
    Other assets                                                       41,000               213,000
    Accounts payable                                                 (285,000)             (891,000)
    Accrued liabilities                                              (147,000)             (379,000)
    Other liabilities                                                 (81,000)              (66,000)
                                                                  -----------           -----------

     Net cash (used in) provided by operating activities           (3,821,000)            2,484,000
                                                                  -----------           -----------

Cash flows from investing activities:
  Purchases of short-term investments, net                          2,952,000               834,000
  Purchases of property and equipment                                (498,000)           (1,073,000)
                                                                  -----------           -----------

     Net cash provided by (used in) investing activities            2,454,000              (239,000)
                                                                  -----------           -----------


Cash flows from financing activities:
  Proceeds from issuance of notes payable                                   -             1,007,000
  Repayment of notes payable                                         (352,000)             (252,000)
  Proceeds from issuance of common stock                              257,000               465,000
                                                                  -----------           -----------

     Net cash (used in) provided by financing activities              (95,000)            1,220,000
                                                                  -----------           -----------

Net (decrease) increase in cash and cash equivalents               (1,462,000)            3,465,000

Cash and cash equivalents at beginning of period                    6,005,000             3,290,000
                                                                  -----------           -----------

Cash and cash equivalents at end of period                        $ 4,543,000           $ 6,755,000
                                                                  ===========           ===========


Supplemental information:
  Cash paid for interest                                          $    47,000           $    70,000
                                                                  ===========           ===========
  Cash paid for income taxes                                      $   584,000           $   260,000
                                                                  ===========           ===========


            See accompanying notes to condensed financial statements

                                  VIASAT, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                           COMMON STOCK
                                                 ---------------------------------
                                                  NUMBER OF                                   PAID IN              RETAINED
                                                    SHARES                AMOUNT              CAPITAL              EARNINGS
                                                 -----------           -----------          -----------          -----------
Balance at March 31, 1999                          8,034,204           $    81,000          $17,609,000          $19,157,000

  Adjust                                                  (1)


  Exercise of stock options                            7,213                                    11,000

  Issuance of shares for Employee Stock
    Purchase Plan                                     28,810                                   246,000

  Net Income                                                                                                       1,805,000
                                                 -----------           -----------          -----------          -----------


Balance at June 30, 1999                           8,070,226           $    81,000          $17,866,000          $20,962,000
                                                 ===========           ===========          ===========          ===========


           See accompanying notes to condensed financial statements.

                                  VIASAT, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of June 30, 1999, the condensed statements of income and of cash flows for the three month periods ended June 30, 1999 and 1998, and the condensed statement of stockholders' equity for the three months ended June 30, 1999 have been prepared by ViaSat, Inc. (the "Company"), and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 1999 included in the Company's 1999 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

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

NOTE 4 - EARNINGS PER SHARE

Common stock equivalents of 173,047 and 287,959 shares for the three months ended June 30, 1999 and 1998, respectively, were used to calculate diluted earnings per share. Antidilutive shares excluded from the calculation were 564,173 and 31,637 shares for the three months ended June 30, 1999 and 1998, respectively. Common stock equivalents are primarily comprised of options granted under the Company's stock option plan. There are no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented.

                                  VIASAT, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 5 - COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS


                                                          JUNE 30,             MARCH 31,
                                                            1999                 1999
                                                        -----------          -----------
                                                        (UNAUDITED)
        Accounts receivable:
          Billed                                        $13,858,000          $ 7,765,000
          Unbilled                                        8,228,000            8,411,000
                                                        -----------          -----------
                                                        $22,086,000          $16,176,000
                                                        ===========          ===========

        Inventory:
          Raw materials                                 $ 1,468,000          $   914,000
          Work in process                                   906,000            1,157,000
          Finished goods                                    464,000              454,000
                                                        -----------          -----------
                                                        $ 2,838,000          $ 2,525,000
                                                        ===========          ===========
        Accrued liabilities:
          Current portion of warranty reserve           $ 1,612,000          $ 1,440,000
          Accrued vacation                                1,254,000            1,143,000
          Accrued bonus                                     268,000            1,195,000
          Accrued 401(k) matching contribution              268,000              791,000
          Income taxes payable                            1,118,000              694,000
          Collections in excess of revenues               1,175,000              527,000
          Other                                             185,000              237,000
                                                        -----------          -----------
                                                        $ 5,880,000          $ 6,027,000
                                                        ===========          ===========


NOTE 6 - CONTINGENCIES

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

                                  VIASAT, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion, the words "believes," "anticipated" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including without limitation the disclosures made under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1999 filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.

                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                        ---------------------------------
                                                           1999                  1998
                                                        -----------           -----------
        Revenue                                               100.0%                100.0%
        Cost of revenue                                        57.0                  60.3
                                                        -----------           -----------
        Gross profit                                           43.0                  39.7
        Operating expenses:
          Selling, general, and administrative                 17.3                  14.4
          Independent research and development                  9.3                  11.9
                                                        -----------           -----------
        Income from operations                                 16.4                  13.4
        Income before income taxes                             17.6                  13.8
        Net income                                             10.6                   8.5


THREE MONTHS ENDED JUNE 30, 1999 VS. THREE MONTHS ENDED JUNE 30, 1998

    Revenues. Revenues increased 4.5% from $16.3 million for the three months ended June 30, 1998 to $17.0 million for the three months ended June 30, 1999. This increase was primarily due to improvements in revenues generated by development programs.

    Gross Profit. Gross profit increased 13.2% from $6.5 million (39.7% of revenues) for the three months ended June 30, 1998 to $7.3 million (43.0% of revenues) for the three months ended June 30, 1999. The increase in gross margin was primarily due to higher profitability than expected on certain percent complete contracts and a favorable inventory reserve adjustment due to improvement in commercial sales, offset in part by a lower volume of high margin products shipped and by discretionary spending on the MIDS program.

    Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased 25.2% from $2.4 million (14.4% of revenues) for the three months ended June 30, 1998 to $2.9 million (17.3% of revenues) for the three months ended June 30, 1999. The increase in SG&A expenses as a percentage of revenues reflects increased expenditures relating to marketing of commercial products, increased business development and bid and proposal efforts for defense programs, and additional administrative staffing to support the Company's growth. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Certain SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

                                  VIASAT, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


    Independent Research and Development. Independent research and development ("IR&D") expenses decreased 18.0% from $1.9 million (11.9% of revenues) for the three months ended June 30, 1998 to $1.6 million (9.3% of revenues) for the three months ended June 30, 1999. This decrease resulted from the award of funded development contracts related to both the Company's defense and commercial products.

     Interest Expense. Interest expense decreased from $70,000 for the three months ended June 30, 1998 to $47,000 for the three months ended June 30, 1999. Interest expense relates to loans for the purchase of capital equipment, which are generally four year fixed-rate term loans, and to short-term borrowings under the Company's line of credit to cover working capital requirements. Total outstanding equipment loans were $3.4 million at June 30, 1998 and $2.1 million at June 30, 1999. There were no outstanding borrowings under the Company's line of credit as of June 30, 1998 and 1999.

    Interest Income. Interest income increased from $140,000 for the three months ended June 30, 1998 to $256,000 for the three months ended June 30, 1999. This increase resulted from increased invested cash balances. Interest income relates largely to interest earned on short-term deposits of cash.

    Provision for Income Taxes. The Company's effective income tax rate increased from 38.2% for the three months ended June 30, 1998 to 39.8% for the three months ended June 30, 1999. The difference relates primarily to reductions in research and development tax credits.

BACKLOG

At June 30, 1999, the Company had firm backlog of $46.5 million, of which $32.7 million was funded. The firm backlog of $46.5 million does not include contract options of $61.4 million. These options include $48.0 million of Indefinite Delivery/Indefinite Quantity (IDIQ) UHF Satcom products and $10.0 million of IDIQ awards for other Company products. As a result of the Federal Acquisition Streamlining Act of 1994, the trend in U.S. Government procurement has been toward more off the shelf products and technology. More of the Company's backlog is expected to come from this type of order with shorter lead-times. Consequently the Company's backlog is expected to remain lower than historical trends would indicate. Of the $46.5 million in firm backlog, approximately $37.1 million is expected to be delivered in the fiscal year ending March 31, 2000, $7.3 million is expected to be delivered in the fiscal year ending March 31, 2001 and the balance is expected to be delivered in the fiscal year ending March 31, 2002 and thereafter. The Company had firm backlog of $44.9 million at March 31, 1999, of which $36.8 million was funded, not including options of $45.2 million. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A majority of the Company's backlog scheduled for delivery can be terminated at the convenience of the government since orders are often made substantially in advance of delivery, and the Company's contracts typically provide that orders may be terminated with limited or no penalties. In addition, purchase orders may set forth product specifications that would require the Company to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the related purchase order.

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

                                  VIASAT, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily from cash flows from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. Cash used by operating activities for the three months ended June 30, 1999 was $3.8 million and cash provided by operating activities was $2.5 million for the three months ended June 30, 1998. The relative decrease in cash provided by operating activities for the three months ended June 30, 1999 compared to the same period of the prior year was primarily due to the timing of receivable collections.

Cash provided by investing activities for the three months ended June 30, 1999 was $2.5 million and cash used in investing activities for the three months ended June 30, 1998 was $200,000. During the three months ended June 30, 1999, $3.0 million in cash equivalents matured and were used to fund operations. The Company purchased $500,000 and $1.1 million of property and equipment during the three months ended June 30, 1999 and 1998, respectively. The Company's purchases of property and equipment primarily consist of test equipment and computers.

Cash used by financing activities for the three months ended June 30, 1999 was $95,000 and cash provided by financing activities for the three months ended June 30, 1998 was $1.2 million. This decrease was primarily the result of reduced borrowings for equipment financing and decreased proceeds from the sale of common stock through the Company's employee stock option and purchase plans.

At June 30, 1999, the Company had $16.4 million in cash, cash equivalents and short-term investments, $33.8 million in working capital and $1.8 million in long-term debt, which consisted of equipment financing. The Company had a zero balance under its line of credit at June 30, 1999.

The Company's credit facilities, including the line of credit and equipment financing, expired on December 15, 1998. The Company is in the process of renegotiating the terms of the commitment with Union Bank of California.

The Company's future capital requirements will depend upon many factors, including the progress of the Company's research and development efforts, expansion of the Company's marketing efforts, and the nature and timing of orders. The Company believes that its current cash balances and net cash expected to be provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Management invests the Company's cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

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

The Company has completed the evaluation and implementation of modifications for its business systems software and has completed testing of Company computers. Because the Company's fiscal year 2000 began April 1, 1999, applications which depend upon the fiscal year instead of the calendar year were required to be free of any Year 2000 issues by April 1,1999. All critical business systems dependent upon the fiscal year 2000 were compliant before April 1, 1999, and subsequently there have been no related issues. A few personal computers were found to need modifications and/or replacement to be Year 2000 compliant. All necessary modifications and replacements will be complete before January 1, 2000.

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

                                  VIASAT, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

The Company anticipates that the Year 2000 issue will not have a material adverse effect on the financial position or results of operations of the Company. There can be no assurances, however, that the systems of other companies or the U.S. Government, on which the Company relies for supplies, cash payments, and future business, will be timely converted, or that a failure to convert by another company or the U.S. Government would not have a material adverse effect on the financial position or results of operations of the Company. If third party service providers and vendors, due to the Year 2000 issue, fail to provide the Company with components or materials which are necessary to manufacture its products, with sufficient electrical power and other utilities to sustain its manufacturing process, or with adequate, reliable means of transporting its products to its customers worldwide, then any such failure could have a material adverse effect on the Company's ability to conduct business, as well as on the Company's financial position and results of operations.

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

The foregoing discussion of Year 2000 issues contains forward-looking statements and should be read, along with all other forward-looking statements herein, in conjunction with the Company's disclosures in the first paragraph under the caption "Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit 27.1 - Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VIASAT, INC.






Date: August 13, 1999
                                       /s/   Mark D. Dankberg
                                             -----------------------------------
                                             MARK D. DANKBERG
                                             President
                                             Chief Executive Officer






                                       /s/   Richard Baldridge
                                             -----------------------------------
                                             RICHARD BALDRIDGE
                                             Vice President
                                             Chief Financial Officer