Form 10-Q
period 1999-09-30
VIASAT INC
filed 1999-11-15
CIK 797721

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999.

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

        The number of shares outstanding of the issuer's common stock, $.0001 par value, as of November 8, 1999 was 8,120,843.

                                  VIASAT, INC.
                                      INDEX

                                                                          PAGE
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Balance Sheet at September 30, 1999 and
                      March 31, 1999                                        3

                Condensed Statement of Income for the three and six months
                      ended September 30, 1999 and 1998                     4

                Condensed Statement of Cash Flows for the six months
                      ended September 30, 1999 and 1998                     5

                Condensed Statement of Stockholders' Equity for the
                      six months ended September 30, 1999                   6

                Notes to Condensed Financial Statements                     7

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         9

        Item 3. Quantitative and Qualitative Disclosures About Market
                Risk                                                       13

PART II.        OTHER INFORMATION

        Item 4. Submission of Matters to a Vote of Security Holders        14

        Item 6. Exhibits and Reports on Form 8-K                           14

                                  VIASAT, INC.

                             CONDENSED BALANCE SHEET

                                                  SEPTEMBER 30,     MARCH 31,
                                                     1999             1999
                                                  -----------      -----------
                                                  (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                       $12,482,000      $ 6,005,000
  Short-term investments                            6,206,000       14,788,000
  Accounts receivable                              21,229,000       16,176,000
  Inventory                                         3,142,000        2,525,000
  Deferred income taxes                             2,335,000        2,358,000
  Other current assets                                574,000          446,000
                                                  -----------      -----------
     Total current assets                          45,968,000       42,298,000
Property and equipment, net                         5,883,000        6,630,000
Other assets                                          795,000        1,088,000
                                                  -----------      -----------
  Total assets                                    $52,646,000      $50,016,000
                                                  ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $ 3,949,000      $ 3,754,000
  Accrued liabilities                               5,025,000        6,027,000
  Current portion of notes payable                  1,034,000        1,219,000
                                                  -----------      -----------
     Total current liabilities                     10,008,000       11,000,000
                                                  -----------      -----------
Notes payable                                         726,000        1,243,000
Other liabilities                                   1,074,000          926,000
                                                  -----------      -----------
     Total long-term liabilities                    1,800,000        2,169,000
                                                  -----------      -----------

Contingencies (Note 6)

Stockholders' equity:
  Common stock                                         81,000           81,000
  Paid in capital                                  17,991,000       17,609,000
  Retained earnings                                22,766,000       19,157,000
                                                  -----------      -----------
     Total stockholders' equity                    40,838,000       36,847,000
                                                  -----------      -----------
  Total liabilities and stockholders' equity      $52,646,000      $50,016,000
                                                  ===========      ===========


            See accompanying notes to condensed financial statements

                                  VIASAT, INC.
                          CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)

                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                     -----------------------------     -----------------------------
                                         1999             1998            1999             1998
                                     ------------     ------------     ------------     ------------
Revenues                             $ 17,017,000     $ 18,037,000     $ 34,052,000     $ 34,341,000
Cost of revenues                        9,558,000       11,228,000       19,267,000       21,060,000
                                     ------------     ------------     ------------     ------------
  Gross profit                          7,459,000        6,809,000       14,785,000       13,281,000
Operating expenses:
  Selling, general and
     administrative                     2,433,000        2,520,000        5,381,000        4,875,000
  Independent research and
     development                        2,290,000        2,162,000        3,880,000        4,102,000
                                     ------------     ------------     ------------     ------------
Income from operations                  2,736,000        2,127,000        5,524,000        4,304,000
Other income (expense):
     Interest income                      223,000          268,000          479,000          408,000
     Interest expense                     (42,000)         (66,000)         (89,000)        (136,000)
                                     ------------     ------------     ------------     ------------
Income before income taxes              2,917,000        2,329,000        5,914,000        4,576,000
Provision  for income taxes             1,113,000          952,000        2,305,000        1,810,000
                                     ------------     ------------     ------------     ------------
Net income                           $  1,804,000     $  1,377,000     $  3,609,000     $  2,766,000
                                     ============     ============     ============     ============
Basic net income per share           $        .22     $        .17     $        .45     $        .35
                                     ============     ============     ============     ============
Diluted net income per share         $        .22     $        .17     $        .44     $        .34
                                     ============     ============     ============     ============

Shares used in basic net income
per share computation                   8,075,837        7,974,103        8,079,360        7,947,843
                                     ============     ============     ============     ============
Shares used in diluted net income
per share computation                   8,379,251        8,192,121        8,298,486        8,197,548
                                     ============     ============     ============     ============


            See accompanying notes to condensed financial statements.

                                  VIASAT, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                SEPTEMBER 30,
                                                        -----------------------------
                                                            1999               1998
                                                         ------------     ------------
Cash flows from operating activities:
  Net income                                             $  3,609,000     $  2,766,000
  Adjustments to reconcile net income
    to net cash provided by (used in) operating
    activities:
    Depreciation                                            1,731,000        1,357,000
    Deferred taxes                                            321,000         (341,000)
  Increase (decrease) in cash
    resulting from changes in:
    Accounts receivable                                    (5,053,000)       1,173,000
    Inventory                                                (617,000)        (374,000)
    Other assets                                             (133,000)         336,000
    Accounts payable                                          195,000          394,000
    Accrued liabilities                                    (1,002,000)        (479,000)
    Other liabilities                                         148,000         (119,000)
                                                         ------------     ------------
     Net cash (used in) provided by operating activities     (801,000)       4,713,000
                                                         ------------     ------------
Cash flows from investing activities:
  Purchases and sales of short-term investments, net        8,582,000       (4,693,000)
  Purchases of property and equipment                        (984,000)      (1,747,000)
                                                         ------------     ------------
     Net cash provided by (used in) investing activities    7,598,000       (6,440,000)
                                                         ------------     ------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable                          --        1,092,000
  Repayment of notes payable                                 (702,000)        (498,000)
  Proceeds from issuance of common stock                      382,000          565,000
                                                         ------------     ------------
     Net cash (used in) provided by financing activities     (320,000)       1,159,000
                                                         ------------     ------------
Net increase (decrease) in cash and cash equivalents        6,477,000         (568,000)
Cash and cash equivalents at beginning of period            6,005,000        3,290,000
                                                         ------------     ------------
Cash and cash equivalents at end of period               $ 12,482,000     $  2,722,000
                                                         ============     ============
Supplemental information:
  Cash paid for interest                                 $     89,000     $    136,000
                                                         ============     ============
  Cash paid for income taxes                             $  2,017,000     $  2,187,000
                                                         ============     ============


           See accompanying notes to condensed financial statements.

                                  VIASAT, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                            COMMON STOCK
                                     ---------------------------
                                      NUMBER OF                          PAID IN         RETAINED
                                       SHARES           AMOUNT           CAPITAL         EARNINGS
                                     -----------      -----------      -----------      -----------
Balance at March 31, 1999              8,034,204      $    81,000      $17,609,000      $19,157,000

Exercise of stock options                 40,127                           136,000

Issuance of shares for Employee
Stock Purchase Plan                       28,810                           246,000


Net income                                                                                3,609,000
                                     -----------      -----------      -----------      -----------
Balance at September 30, 1999          8,103,141      $    81,000      $17,991,000      $22,766,000
                                     ===========      ===========      ===========      ===========


            See accompanying notes to condensed financial statements.

                                  VIASAT, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of September 30, 1999, the condensed statements of income for the three and six month periods ended September 30, 1999 and 1998, the condensed statement of cash flows for the six month periods ended September 30, 1999 and 1998, and the condensed statement of stockholders' equity for the six months ended September 30, 1999 have been prepared by ViaSat, Inc. (the "Company"), and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 1999 included in the Company's 1999 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

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

NOTE 4 - EARNINGS PER SHARE

Common stock equivalents of 303,414 and 218,018 shares for the three months ended September 30, 1999 and 1998, respectively, and 219,126 and 249,705 for the six months ended September 30, 1999 and 1998 respectively, were used to calculate diluted earnings per share. Antidilutive shares excluded from the calculation were 61,174 and 249,065 shares for the three months ended September 30, 1999 and 1998, respectively. Antidilutive shares excluded from the calculation were 273,286 and 146,443 shares for the six months ended September 30, 1999 and 1998, respectively. Common stock equivalents are primarily comprised of options granted under the Company's stock option plan. There are no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented.

                                  VIASAT, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 5 - COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

                                             SEPTEMBER 30,     MARCH 31,
                                                1999             1999
                                             -----------      -----------
                                             (UNAUDITED)
Accounts receivable:
  Billed                                     $13,733,000      $ 7,765,000
  Unbilled                                     7,496,000        8,411,000
                                             -----------      -----------
                                             $21,229,000      $16,176,000
                                             ===========      ===========
Inventory:
  Raw materials                              $ 1,709,000      $   914,000
  Work in process                              1,115,000        1,157,000
  Finished goods                                 318,000          454,000
                                             -----------      -----------
                                             $ 3,142,000      $ 2,525,000
                                             ===========      ===========
Accrued liabilities:
  Current portion of warranty reserve        $   928,000      $ 1,440,000
  Accrued vacation                             1,116,000        1,143,000
  Accrued bonus                                  507,000        1,195,000
  Accrued 401(k) matching contribution           582,000          791,000
  Income taxes payable                            72,000          694,000
  Collections in excess of revenues            1,166,000          527,000
  Other                                          654,000          237,000
                                             -----------      -----------
                                             $ 5,025,000      $ 6,027,000
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

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.

                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                              SEPTEMBER 30,            SEPTEMBER 30,
                                            -----------------       -----------------
                                            1999        1998         1999        1998
                                            -----       -----       -----       -----
Revenue                                     100.0%      100.0%      100.0%      100.0%
Cost of revenue                              56.2        62.2        56.6        61.3
                                            -----       -----       -----       -----
Gross profit                                 43.8        37.8        43.4        38.7
Operating expenses:
  Selling, general and administrative        14.3        14.0        15.8        14.2
  Independent research and development       13.5        12.0        11.4        11.9
Income from operations                       16.1        11.8        16.2        12.5
                                            -----       -----       -----       -----
Income before income taxes                   17.1        12.9        17.4        13.3
Net income                                   10.6         7.6        10.6         8.1


THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30, 1998

        Revenues. Revenues decreased 5.7% from $18.0 million for the three months ended September 30, 1998 to $17.0 million for the three months ended September 30, 1999. This decrease was primarily due to lower volumes of defense products offset in part by improvements in revenues generated by commercial products.

        Gross Profit. Gross profit increased 9.5% from $6.8 million (37.8% of revenues) for the three months ended September 30, 1998 to $7.5 million (43.8% of revenues) for the three months ended September 30, 1999. The increase in gross profit was primarily due to a favorable product mix including volume related improvements in commercial programs.

        Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses decreased 3.5% from $2.5 million (14.0% of revenues) for the three months ended September 30, 1998 to $2.4 million (14.3% of revenues) for the three months ended September 30, 1999. The decrease in SG&A expenses reflects reductions in indirect expenditures offset in part by increases in bid and proposal costs, and additional administrative staffing to support the Company's growth. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Certain SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

        Independent Research and Development. Independent research and development ("IR&D") expenses increased 5.9% from $2.2 million (12.0% of revenues) for the three months ended September 30, 1998 to $2.3 million (13.5% of revenues) for the three months ended September 30, 1999. This increase resulted from work related to the Company's defense products.

        Interest Expense. Interest expense decreased from $66,000 for the three months ended September 30, 1998 to $42,000 for the three months ended September 30, 1999. Interest expense relates to loans for the purchase of capital equipment, which are generally three year variable-rate term loans, and to short-term borrowings under the Company's line of credit to cover working capital requirements. Total outstanding equipment loans were $3.2 million at September 30, 1998 and $1.8 million at September 30, 1999. There were no outstanding borrowings under the Company's line of credit as of September 30, 1998 and 1999.

        Interest Income. Interest income decreased from $268,000 for the three months ended September 30, 1998 to $223,000 for the three months ended September 30, 1999. This decrease resulted from lower interest income on U.S Government receivables partially offset by higher average cash balances. Interest income relates largely to interest earned on short-term deposits of cash.

        Provision for Income Taxes. The Company's effective income tax rate decreased from 40.9% for the three months ended September 30, 1998 to 38.2% for the three months ended September 30, 1999. The decrease relates primarily to increased tax credits.

SIX MONTHS ENDED SEPTEMBER 30, 1999 VS. SIX MONTHS ENDED SEPTEMBER 30, 1998

        Revenues. Revenues decreased 0.8% from $34.3 million for the six months ended September 30, 1998 to $34.1 million for the six months ended September 30, 1999. This decrease was primarily due to lower volumes of defense products offset in part by improvements in revenues generated by commercial products.

        Gross Profit. Gross profit increased 11.3% from $13.3 million (38.7% of revenues) for the six months ended September 30, 1998 to $14.8 million (43.4% of revenues) for the six months ended September 30, 1999. The increase in gross profit was primarily due to a favorable product mix including volume related improvement in commercial programs.

        Selling, General and Administrative Expenses. SG&A expenses increased 10.4% from $4.9 million (14.2% of revenues) for the six months ended September 30, 1998 to $5.4 million (15.8% of revenues) for the six months ended September 30, 1999. The increase in SG&A expenses reflects increased expenditures relating to marketing of commercial products, increased business development and bid and proposal efforts for defense programs, and additional administrative staffing to support the Company's growth. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Certain SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

        Independent Research and Development. IR&D expenses decreased 5.4% from $4.1 million (11.9% of revenues) for the six months ended September 30, 1998 to $3.9 million (11.4% of revenues) for the six months ended September 30, 1999. This decrease resulted from the award of funded development contracts related to both the Company's defense and commercial products.

        Interest Expense. Interest expense decreased from $136,000 for the six months ended September 30, 1998 to $89,000 for the six months ended September 30, 1999. Interest expense relates to loans for the purchase of capital equipment, which are generally three year variable-rate term loans, and to short-term borrowings under the Company's line of credit to cover working capital requirements. There were no outstanding borrowings under the Company's line of credit as of September 30, 1998 and 1999.

        Interest Income. Interest income increased from $408,000 for the six months ended September 30, 1998 to $479,000 for the six months ended September 30, 1999. This increase resulted from higher average invested cash balances.

        Provision for Income Taxes. The Company's effective income tax rate decreased from 39.6% for the six months ended September 30, 1998 to 39.0% for the six months ended September 30, 1999. The decrease relates primarily to increased tax credits.

BACKLOG

At September 30, 1999, the Company had firm backlog of $39.9 million, of which $28.7 million was funded. The firm backlog of $39.9 million does not include contract options of $56.3 million. These options include $48.0 million of Indefinite Delivery/Indefinite Quantity (IDIQ) UHF Satcom products and $6.6 million of IDIQ awards for other Company products. As a result of the Federal Acquisition Streamlining Act of 1994, the trend in U.S. Government procurement has been toward more off the shelf products and technology. More of the Company's backlog is expected to come from this type of order with shorter lead-times. Consequently the Company's backlog is expected to remain lower than historical trends would indicate. Of the $39.9 million in firm backlog, approximately $24.2 million is expected to be delivered in the fiscal year ending March 31, 2000, $8.6 million is expected to be delivered in the fiscal year ending March 31, 2001 and the balance is expected to be delivered in the fiscal year ending March 31, 2002 and thereafter. The Company had firm backlog of $44.9 million at March 31, 1999, of which $36.8 million was funded, not including options of $45.2 million. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A majority of the Company's backlog scheduled for delivery can be terminated at the convenience of the government since orders are often made substantially in advance of delivery, and the Company's contracts typically provide that orders may be terminated with limited or no penalties. In addition, purchase orders may set forth product specifications that would require the Company to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the related purchase order.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily from cash flows from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. Cash used by operating activities for the six months ended September 30, 1999 was $801,000 and cash provided by operating activities was $4.7 million for the six months ended September 30, 1998. The relative decrease in cash provided by operating activities for the six months ended September 30, 1999 compared to the same period of the prior year was primarily due to the timing of receivable collections.

Cash provided by investing activities for the six months ended September 30, 1999 was $7.6 million and cash used in investing activities for the six months ended September 30, 1998 was $6.4 million. During the six months ended September 30, 1999, $8.6 million in short term investments matured and were reinvested into investments classified as cash equivalents. The Company purchased $984,000 and $1.8 million of property and equipment during the six months ended September 30, 1999 and 1998, respectively. The Company's purchases of property and equipment primarily consist of test equipment and computers.

Cash used by financing activities for the six months ended September 30, 1999 was $320,000 and cash provided by financing activities for the six months ended September 30, 1998 was $1.2 million. This decrease was primarily the result of reduced borrowings for equipment financing.

At September 30, 1999, the Company had $18.7 million in cash, cash equivalents and short-term investments, $36.0 million in working capital and $1.8 million in equipment financing. The Company had a zero balance under its line of credit at September 30, 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        (a) The Company held its Annual Meeting of Stockholders on September 15, 1999

        (b)    Not applicable

        (c) The matters voted upon at the meeting and the votes cast with respect thereto were as follows:

                                 Votes           Votes                           Broker
                                  For       Against/Withheld    Abstentions     Non-Votes
                              ---------     ----------------    -----------     ---------
Election of Directors:
   Mark D. Dankberg           7,245,817           10,814           -0-             -0-
   James F. Bunker            7,234,076           22,555           -0-             -0-

Amendment to Employee
Stock Purchase Plan           7,189,383           37,734          29,514           -0-


        (d)    Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.1 - Satellite Network and Ordering Agreement by and between ViaSat, Inc. and Science Applications International Corporation, dated October 12, 1999

        Exhibit 27.1 - Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            VIASAT, INC.

Date: November 15, 1999

                                            /s/    Mark D. Dankberg
                                                   -----------------------------
                                                   MARK D. DANKBERG
                                                   President
                                                   Chief Executive Officer


                                            /s/    Richard Baldridge
                                                   -----------------------------
                                                   RICHARD BALDRIDGE
                                                   Vice President
                                                   Chief Financial Officer