Form 10-Q
period 1999-12-31
VIASAT INC
filed 2000-02-14
CIK 797721

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1999,

     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to____________.

                       Commission File Number ( 0-21767 )


                                  VIASAT, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     33-0174996
        (State or other                              (I.R.S. Employer
        jurisdiction of                             Identification No.)
 incorporation or organization)


                 6155 EL CAMINO REAL, CARLSBAD, CALIFORNIA 92009
                                 (760) 476-2200
          (Address, including zip code, and telephone number, including area code, of principal executive offices)



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]   No [ ]


       The number of shares outstanding of the issuer's common stock, $.0001 par value, as of February 7, 2000 was 8,164,389.

                                  VIASAT, INC.
                                      INDEX

                                                                    PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Balance Sheet at December 31, 1999 and
        March 31, 1999                                               3

        Condensed Statement of Income for the three and nine
        months ended December 31, 1999 and 1998                      4

        Condensed Statement of Cash Flows for the nine months
        ended December 31, 1999 and 1998                             5

        Condensed Statement of Stockholders' Equity for the
        nine months ended December 31, 1999                          6

        Notes to Condensed Financial Statements                      7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                  9

Item 3. Quantitative and Qualitative Disclosures About Market
Risk                                                                13


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                            13

                                  VIASAT, INC.
                             CONDENSED BALANCE SHEET


                                                DECEMBER 31,      MARCH 31,
                                                   1999             1999
                                               ------------      -----------
ASSETS                                          (UNAUDITED)

Current assets:
 Cash and cash equivalents                      $16,584,000      $ 6,005,000
 Short-term investments                           2,575,000       14,788,000
 Accounts receivable                             22,331,000       16,176,000
 Inventory                                        3,189,000        2,525,000
 Deferred income taxes                            2,143,000        2,358,000
 Other current assets                               457,000          446,000
                                                -----------      -----------
  Total current assets                           47,279,000       42,298,000
Property and equipment, net                       7,011,000        6,630,000
Other assets                                        883,000        1,088,000
                                                -----------      -----------
   Total assets                                 $55,173,000      $50,016,000
                                                ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                               $ 4,119,000      $ 3,754,000
 Accrued liabilities                              5,334,000        6,027,000
 Current portion of notes payable                   997,000        1,219,000
                                                -----------      -----------
  Total current liabilities                      10,450,000       11,000,000
                                                -----------      -----------
Notes payable                                       504,000        1,243,000
Other liabilities                                 1,126,000          926,000
                                                -----------      -----------
  Total long-term liabilities                     1,630,000        2,169,000
                                                -----------      -----------
Contingencies (Note 6)

Stockholders' equity:
 Common stock                                        81,000           81,000
 Paid in capital                                 18,239,000       17,609,000
 Retained earnings                               24,773,000       19,157,000
                                                -----------      -----------
  Total stockholders' equity                     43,093,000       36,847,000
                                                -----------      -----------
   Total liabilities and stockholders' equity   $55,173,000      $50,016,000
                                                ===========      ===========


            See accompanying notes to condensed financial statements

                                  VIASAT, INC.
                          CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                        DECEMBER 31,                          DECEMBER 31,
                                               -------------------------------       -------------------------------
                                                   1999              1998               1999                1998
                                               ------------       ------------       ------------       ------------
Revenues                                       $ 18,041,000       $ 18,928,000       $ 52,093,000       $ 53,269,000
Cost of revenues                                 10,493,000         12,401,000         29,760,000         33,461,000
                                               ------------       ------------       ------------       ------------
 Gross profit                                     7,548,000          6,527,000         22,333,000         19,808,000
Operating expenses:
 Selling, general and administrative              2,845,000          2,371,000          8,226,000          7,246,000
 Independent research and development             2,087,000          1,671,000          5,967,000          5,773,000
                                               ------------       ------------       ------------       ------------
Income from operations                            2,616,000          2,485,000          8,140,000          6,789,000
Other income (expense):
 Interest income                                    283,000            185,000            762,000            593,000
 Interest expense                                   (37,000)           (63,000)          (126,000)          (199,000)
                                               ------------       ------------       ------------       ------------
Income before income taxes                        2,862,000          2,607,000          8,776,000          7,183,000
Provision for income taxes                          855,000            950,000          3,160,000          2,760,000
                                               ------------       ------------       ------------       ------------
Net income                                     $  2,007,000       $  1,657,000       $  5,616,000       $  4,423,000
                                               ============       ============       ============       ============
Basic net income per share                     $        .25       $        .21       $        .69       $        .56
                                               ============       ============       ============       ============
Diluted net income per share                   $        .23       $        .20       $        .66       $        .54
                                               ============       ============       ============       ============
Shares used in basic net income per share
computation                                       8,113,466          7,987,508          8,094,281          7,960,529
                                               ============       ============       ============       ============
Shares used in diluted net income per
share computation                                 8,706,955          8,153,782          8,490,786          8,190,970
                                               ============       ============       ============       ============


            See accompanying notes to condensed financial statements.

                                  VIASAT, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                       DECEMBER 31,
                                                             -------------------------------
                                                                  1999               1998
                                                             ------------       ------------
Cash flows from operating activities:
 Net income                                                   $  5,616,000       $  4,423,000
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation                                                   2,531,000          2,045,000
  Deferred taxes                                                   424,000           (379,000)
  Tax benefit from exercise of stock options                        68,000             82,000

Increase (decrease) in cash resulting from changes in:
 Accounts receivable                                            (6,155,000)           728,000
 Inventory                                                        (664,000)           578,000
 Other assets                                                      (15,000)           179,000
 Accounts payable                                                  365,000           (152,000)
 Accrued liabilities                                              (693,000)           840,000
 Other liabilities                                                 200,000             83,000
                                                              ------------       ------------
  Net cash provided by operating activities                      1,677,000          8,427,000
                                                              ------------       ------------
Cash flows from investing activities:
 Purchases and sales of short-term investments, net             12,213,000         (6,592,000)
 Purchases of property and equipment                            (2,912,000)        (2,079,000)
                                                              ------------       ------------
  Net cash provided by (used in) investing activities            9,301,000         (8,671,000)
                                                              ------------       ------------
Cash flows from financing activities:
 Proceeds from issuance of notes payable                                --          1,092,000
 Repayment of notes payable                                       (961,000)          (877,000)
 Proceeds from issuance of common stock                            562,000            574,000
                                                              ------------       ------------
  Net cash (used in) provided by financing activities             (399,000)           789,000
                                                              ------------       ------------
Net increase in cash and cash equivalents                       10,579,000            545,000

Cash and cash equivalents at beginning of period                 6,005,000          3,290,000
                                                              ------------       ------------
Cash and cash equivalents at end of period                    $ 16,584,000       $  3,835,000
                                                              ============       ============
Supplemental information:
 Cash paid for interest                                       $    126,000       $    199,000
                                                              ============       ============
 Cash paid for income taxes                                   $  3,347,000       $  2,668,000
                                                              ============       ============


            See accompanying notes to condensed financial statements

                                  VIASAT, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                         COMMON STOCK
                                                  ---------------------------
                                                  NUMBER OF                         PAID IN          RETAINED
                                                   SHARES          AMOUNT           CAPITAL          EARNINGS
                                                  ---------      -----------      -----------      -----------
Balance at March 31, 1999                         8,034,204      $    81,000      $17,609,000      $19,157,000

Exercise of stock options                            70,863                           316,000

Issuance of shares for Employee Stock
 Purchase Plan                                       48,177                           246,000
Tax benefit from exercise of stock options                                             68,000

Net income                                                                                           5,616,000
                                                  ---------      -----------      -----------      -----------
Balance at December 31, 1999                      8,153,244      $    81,000      $18,239,000      $24,773,000
                                                  =========      ===========      ===========      ===========


            See accompanying notes to condensed financial statements.

                                  VIASAT, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 1999, the condensed statements of income for the three and nine month periods ended December 31, 1999 and 1998, the condensed statement of cash flows for the nine month periods ended December 31, 1999 and 1998, and the condensed statement of stockholders' equity for the nine months ended December 31, 1999 have been prepared by ViaSat, Inc. (the "Company"), and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 1999 included in the Company's 1999 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

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

NOTE 4 - EARNINGS PER SHARE

Common stock equivalents of 593,489 and 166,274 shares for the three months ended December 31, 1999 and 1998, respectively, and 396,505 and 230,441 for the nine months ended December 31, 1999 and 1998 respectively, were used to calculate diluted earnings per share. Antidilutive shares excluded from the calculation were zero and 515,381 shares for the three months ended December 31, 1999 and 1998, respectively. Antidilutive shares excluded from the calculation were 10,520 and 216,642 shares for the nine months ended December 31, 1999 and 1998, respectively. Common stock equivalents are primarily comprised of options granted under the Company's stock option plan. There are no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented.

                                 VIASAT, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 5 - COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

                                            DECEMBER 31,         MARCH 31,
                                                1999               1999
                                            ------------       ------------
                                             (Unaudited)
Accounts receivable:
  Billed                                    $ 12,185,000       $  7,765,000
  Unbilled                                    10,146,000          8,411,000
                                            ------------       ------------
                                            $ 22,331,000       $ 16,176,000
                                            ============       ============

Inventory:
  Raw materials                             $  1,580,000       $    914,000
  Work in process                              1,351,000          1,157,000
  Finished goods                                 258,000            454,000
                                            ------------       ------------
                                            $  3,189,000       $  2,525,000
                                            ============       ============
Accrued liabilities:
  Current portion of warranty reserve       $    836,000       $  1,440,000
  Accrued vacation                             1,228,000          1,143,000
  Accrued bonus                                  754,000          1,195,000
  Accrued 401(k) matching contribution           728,000            791,000
  Income taxes payable                           (56,000)           694,000
  Collections in excess of revenues            1,196,000            527,000
  Other                                          648,000            237,000
                                            ------------       ------------
                                            $  5,334,000       $  6,027,000
                                            ============       ============


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

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                   DECEMBER 31,             DECEMBER 31,
                                               -------------------       -------------------
                                                1999        1998          1999         1998
                                                ----        ----          ----         ----
Revenue                                        100.0%       100.0%       100.0%       100.0%
Cost of revenue                                 58.2         65.5         57.1         62.8
                                               -----        -----        -----        -----
Gross profit                                    41.8         34.5         42.9         37.2
Operating expenses:
  Selling, general and administrative           15.8         12.5         15.8         13.6
  Independent research and development          11.6          8.8         11.5         10.8
                                               -----        -----        -----        -----
Income from operations                          14.5         13.1         15.6         12.7
Income before income taxes                      15.9         13.8         16.8         13.5
Net income                                      11.1          8.8         10.8          8.3


THREE MONTHS ENDED DECEMBER 31, 1999 VS. THREE MONTHS ENDED DECEMBER 31, 1998

    Revenues. Revenues decreased 4.7% from $18.9 million for the three months ended December 31, 1998 to $18.0 million for the three months ended December 31, 1999. This decrease was primarily due to lower volumes of defense products offset in part by improvements in revenues generated by commercial products.

    Gross Profit. Gross profit increased 15.6% from $6.5 million (34.5% of revenues) for the three months ended December 31, 1998 to $7.5 million (41.8% of revenues) for the three months ended December 31, 1999. The increase in gross profit was primarily due to a favorable product mix including volume related improvements in commercial programs.

    Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased 20.0% from $2.4 million (12.5% of revenues) for the three months ended December 31, 1998 to $2.8 million (15.8% of revenues) for the three months ended December 31, 1999. The increase in SG&A expenses reflects increases in bid and proposal costs and additional business development and administrative staffing to support the Company's growth. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Certain SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

    Independent Research and Development. Independent research and development ("IR&D") expenses increased 24.9% from $1.7 million (8.8% of revenues) for the three months ended December 31, 1998 to $2.1 million (11.6% of revenues) for the three months ended December 31, 1999. This increase resulted from work related to the Company's defense products.

    Interest Expense. Interest expense decreased from $63,000 for the three months ended December 31, 1998 to $37,000 for the three months ended December 31, 1999. Interest expense relates to loans for the purchase of capital equipment, which are generally three year variable-rate term loans, and to short-term borrowings under the Company's line of credit to cover working capital requirements. Total outstanding equipment loans were $2.8 million at December 31, 1998 and $1.5 million at December 31, 1999. There were no outstanding borrowings under the Company's line of credit during either year.

    Interest Income. Interest income increased from $185,000 for the three months ended December 31, 1998 to $283,000 for the three months ended December 31, 1999. This increase resulted from higher average cash balances and improved yields partially offset by lower interest income on U.S Government receivables. Interest income relates largely to interest earned on short-term deposits of cash.

    Provision for Income Taxes. The Company's effective income tax rate decreased from 36.4% for the three months ended December 31, 1998 to 29.9% for the three months ended December 31, 1999. The decrease relates primarily to an adjustment to lower the Company's annual tax rate from 38.4% for nine months ended December 31, 1998, to 36.0% for the nine months ended December 31, 1999, due primarily to greater than anticipated research and development tax credits in prior years.

NINE MONTHS ENDED DECEMBER 31, 1999 VS. NINE MONTHS ENDED DECEMBER 31, 1998

    Revenues. Revenues decreased 2.2% from $53.3 million for the nine months ended December 31, 1998 to $52.1 million for the nine months ended December 31, 1999. This decrease was primarily due to lower volumes of defense products offset in part by improvements in revenues generated by commercial products.

    Gross Profit. Gross profit increased 12.7% from $19.8 million (37.2% of revenues) for the nine months ended December 31, 1998 to $22.3 million (42.9% of revenues) for the nine months ended December 31, 1999. The increase in gross profit was primarily due to a favorable product mix.

    Selling, General and Administrative Expenses. SG&A expenses increased 13.5% from $7.2 million (13.6% of revenues) for the nine months ended December 31, 1998 to $8.2 million (15.8% of revenues) for the nine months ended December 31, 1999. The increase in SG&A expenses reflects increased expenditures relating to marketing of commercial products, increased business development and bid and proposal efforts for defense programs, and additional administrative staffing to support the Company's growth. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Certain SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

    Independent Research and Development. IR&D expenses increased 3.4% from $5.8 million (10.8% of revenues) for the nine months ended December 31, 1998 to $6.0 million (11.5% of revenues) for the nine months ended December 31, 1999. This increase resulted from increased expenditures on defense products offset in part by the award of funded development contracts related to the Company's commercial products.

    Interest Expense. Interest expense decreased from $199,000 for the nine months ended December 31, 1998 to $126,000 for the nine months ended December 31, 1999. Interest expense relates to loans for the purchase of capital equipment, which are generally three year variable-rate term loans, and to short-term borrowings under the Company's line of credit to cover working capital requirements. There were no outstanding borrowings under the Company's line of credit during either year.

    Interest Income. Interest income increased from $593,000 for the nine months ended December 31, 1998 to $762,000 for the nine months ended December 31, 1999. This increase resulted from higher average invested cash balances and higher yields offset in part by a decrease in interest income from overdue government receivables from $75,000 for the nine months ended December 31, 1998 to $18,000 for the nine months ended December 31, 1999.

    Provision for Income Taxes. The Company's effective income tax rate decreased from 38.4% for the nine months ended December 31, 1998 to 36.0% for the nine months ended December 31, 1999. The decrease relates primarily to greater than anticipated research and development tax credits in prior years.

BACKLOG

At December 31, 1999, the Company had firm backlog of $77.2 million, of which $57.9 million was funded. The firm backlog of $77.2 million does not include contract options of $55.3 million. These options include $46.3 million of Indefinite Delivery/Indefinite Quantity (IDIQ) UHF Satcom products and $6.5 million of IDIQ awards for other Company products. The increase in the backlog results from growth in total awards for both commercial and defense products from $38.8 million for the nine months ended December 31, 1998 to $84.5 million for the nine months ended December 31, 1999. Of the $77.2 million in firm backlog, approximately $15.7 million is expected to be delivered in the fiscal year ending March 31, 2000, $21.8 million is expected to be delivered in the fiscal year ending March 31, 2001 and the balance is expected to be delivered in the fiscal year ending March 31, 2002 and thereafter. The Company had firm backlog of $44.9 million at March 31, 1999, of which $36.8 million was funded, not including options of $45.2 million. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A majority of the Company's backlog scheduled for delivery can be terminated at the convenience of the government since orders are often made substantially in advance of delivery, and the Company's contracts typically provide that orders may be terminated with limited or no penalties. In addition, purchase orders may set forth product specifications that would require the Company to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the related purchase order.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily from cash flows from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. Cash provided by operating activities for the nine months ended December 31, 1999 was $1.7 million and cash provided by operating activities was $8.4 million for the nine months ended December 31, 1998. The relative decrease in cash provided by operating activities for the nine months ended December 31, 1999 compared to the same period of the prior year was primarily due to the timing of receivable collections but was also impacted by growth in inventories and lower accounts payable. Days sales outstanding have been high for the past two quarters primarily because of delays in payments on certain government contracts. The payments are delayed due to processing time at the government paying offices and the Company believes these amounts are fully realizable.

Cash provided by investing activities for the nine months ended December 31, 1999 was $9.3 million and cash used in investing activities for the nine months ended December 31, 1998 was $8.7 million. During the nine months ended December 31, 1999, $12.2 million in short term investments matured and were reinvested into investments classified as cash equivalents. The Company purchased $2.9 million and $2.1 million of property and equipment during the nine months ended December 31, 1999 and 1998, respectively. The Company's purchases of property and equipment primarily consist of test equipment and computers.

Cash used in financing activities for the nine months ended December 31, 1999 was $399,000 and cash provided by financing activities for the nine months ended December 31, 1998 was $789,000. This decrease was primarily the result of reduced borrowings for equipment financing.

At December 31, 1999, the Company had $19.2 million in cash, cash equivalents and short-term investments, $36.8 million in working capital and $1.5 million in equipment financing. The Company had a zero balance under its line of credit at December 31, 1999.

The Company's credit facilities, including the line of credit and equipment financing, expired on December 15, 1998. The Company is in the process of renegotiating the terms of a larger commitment with Union Bank of California.

The Company's future capital requirements will depend upon many factors, including the progress of the Company's research and development efforts, expansion of the Company's marketing efforts, and the nature and timing of orders. The Company believes that its current cash balances and net cash expected to be provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements, exclusive of any acquisitions, for at least the next 12 months. Management invests the Company's cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

In January 2000, the Company entered into an agreement with Scientific-Atlanta, Inc. ("S-A"), whereby the Company agreed, subject to certain conditions including regulatory clearances, to purchase the assets of the satellite networks business of S-A for a purchase price of approximately $74.9 million, subject to certain closing adjustments. The purchase price will also consist of warrants to purchase 50,000 shares of the Company's common stock at specified prices. The Company anticipates that the cash for the purchase price in this transaction may come from an offering of either debt or equity securities.

YEAR 2000 ISSUE

Many software programs may not recognize calendar dates beginning in the Year 2000. This problem could cause computers or machines that utilize date dependent software to either shut down or provide incorrect information. As of the date of this filing, the Company has not experienced any material Year 2000 problems. However, if the Company, any other company that the Company conducts business with, or the U.S. government, fails to mitigate internal or external Year 2000 risks, we may temporarily be unable to engage in business activities, which could have a material adverse effect on the financial position or results of operations of the Company.



Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.



                           PART II - OTHER INFORMATION




Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 10.1 - Award/Contract, effective January 20, 2000, issued by
                        Space and Naval Warfare Systems to the Company,

         Exhibit 27.1 - Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VIASAT, INC.






Date: February 14, 1999
                                       /s/      Mark D. Dankberg
                                                --------------------------------
                                                MARK D. DANKBERG
                                                President
                                                Chief Executive Officer






                                       /s/      Richard A. Baldridge
                                                --------------------------------
                                                RICHARD A. BALDRIDGE
                                                Vice President
                                                Chief Financial Officer