Form 10-K405
period 2000-03-31
VIASAT INC
filed 2000-06-29
CIK 797721

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the transition period from ____________ to ____________.

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

        The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 21, 2000 was approximately $457,104,430 (based on the closing price for shares of the registrant's Common Stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, $.0001 par value, as of June 21, 2000 was 10,860,717.

                       DOCUMENTS INCORPORATED BY REFERENCE


        Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2000 Annual Meeting of Stockholders are incorporated by reference into
Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended March 31, 2000.

        Certain exhibits filed with the registrant's Registration Statement on Form S-3 (File No. 333-31758), as amended, Registration Statement on Form S-1 (File No. 333-13183), as amended, Annual Report on Form 10-K for the fiscal years ended March 31, 1997, 1998 and 1999, and Proxy Statement relating to its 1998 Annual Meeting of Stockholders, are incorporated by reference into Part IV of this Report.

                                  VIASAT, INC.
                                    FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                      INDEX

PART I                                                                              Page
                                                                                    ----
   Item 1.      Business                                                             1
   Item 2.      Facilities                                                           30
   Item 3.      Legal Proceedings                                                    30
   Item 4.      Submission of Matters to a Vote of Security Holders                  30

PART II
   Item 5.      Market for the Registrant's Common Stock and Related                 31
                Stockholder Matters
   Item 6.      Selected Financial Data                                              32
   Item 7.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                33
   Item 7A.     Quantitative and Qualitative Disclosures About Market Risk           38
   Item 8.      Financial Statements                                                 38
   Item 9.      Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosures                                                38
PART III
   Item 10.     Directors and Executive Officers of the Registrant                   39
   Item 11.     Executive Compensation                                               39
   Item 12.     Security Ownership of Certain Beneficial Owners and Management       39
   Item 13.     Certain Relationships and Related Transactions                       39
PART IV
   Item 14.     Exhibits,  Financial Statements, Schedules and Reports on Form       40
                8-K
   Signatures                                                                        43

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

        We are a leading provider of advanced broadband digital satellite communications and other wireless networking and signal processing equipment and services. Based on our extensive experience in complex defense communications systems, we have developed the capability to design and implement innovative communications solutions which enhance bandwidth utilization by applying our sophisticated networking and digital signal processing techniques. On April 25, 2000, we completed the acquisition of the satellite networks business ("the Satellite Networks Business") of Scientific-Atlanta, Inc., which will allow us to accelerate significantly the growth of our commercial business. For a more detailed discussion of the acquisition, see "--Acquisition of the Satellite Networks Business" below. To date, we have achieved 14 consecutive years of internally generated revenue growth and 13 consecutive years of profitability. Our goal is to leverage our advanced technology and capabilities to capture a significant share of the global satellite communications services and equipment segment of the high-growth broadband communications market.

        Our internal growth to date has been driven largely by our success in meeting the need for advanced communications products for the U.S. military. By developing cost-effective communications products incorporating our advanced technologies we have continued to grow the markets for our defense products and services in an environment of shrinking defense budgets. Our current defense products include our UHF DAMA satellite communications products consisting of modems, terminals and network control systems, our advanced multifunction information distribution system, or MIDS, product line, and our simulation and test equipment which allows the testing of sophisticated airborne radio equipment without expensive flight exercises. The MIDS terminal operates as part of the Link-16 line-of-sight tactical radio system that enables real time data networking among ground and airborne military users providing an electronic overview of the battlefield. We were recently selected by the U.S. government as a new Link-16 terminal contractor and one of only three current U.S. government certified manufacturers of Link-16 MIDS terminals.

        We have been increasing our focus in recent years on offering satellite based communications products to address commercial market needs. Our commercial business has grown from approximately 5% of our revenues in fiscal year 1999 to approximately 24.2% of our revenues in fiscal year 2000. Based on our DAMA technology and systems integration experience, we have recently won several important projects, including our $36 million contract with Science Applications International Corporation (SAIC) to provide two-way broadband on demand services in the oil field industry and our $6.9 million contract with Star Cruises Management, Ltd. to outfit its entire ship fleet for mobile broadband and telephony. To date, our principal commercial offerings have been our StarWire DAMA-based VSAT terminals, network control systems, and related network integration and network services. StarWire utilizes Internet Protocol circuits on a demand basis to provide high-speed data, video, voice and fax communications.

ACQUISITION OF THE SATELLITE NETWORKS BUSINESS

        On April 25, 2000, we completed the acquisition of the Satellite Networks Business from Scientific-Atlanta. The aggregate purchase price (including post-closing adjustments) for the Satellite Networks Business was approximately $60 million in cash plus warrants to purchase 50,000 shares of our common stock. We believe our acquisition of the Satellite Networks Business will give us the scale and scope to become a larger player in the market for broadband commercial satellite communications and services. The recent acquisition of the Satellite Networks Business, which is also a significant DAMA-based VSAT vendor, will further strengthen our position in the DAMA marketplace. The Satellite Networks Business provides additional product lines addressing the non-DAMA VSAT market, the gateway market, the asset tracking and meter reading market, and the telemetry and antenna systems market. In addition, the Satellite Networks Business brings us a larger and more experienced commercial sales force, a significant customer base, additional research and development and engineering capabilities. Our plan is to rapidly integrate our existing commercial activities with those of the Satellite Networks Business to form a new division named ViaSat Satellite Networks and to move the headquarters of our commercial business to the Satellite Networks Business facilities in Norcross, Georgia. On a combined basis, we expect that our commercial satellite business will represent over half of our total revenues.

        The Satellite Networks Business currently consists of the following four business units:

        SATELLITE TELECOMMUNICATIONS. The satellite telecommunications unit designs, manufactures and markets two primary satellite VSAT terminal products, SkyRelay and Skylinx. This business unit is a large supplier of VSAT terminals in the satellite communications market. In addition to selling satellite networking equipment, the satellite telecommunications unit also produces network control systems and provides communications services, such as network operations, monitoring and control to customers in North America through its network operations center.

        COMMUNICATIONS AND TRACKING SYSTEMS. The communications and tracking systems unit is a leader in developing and deploying high performance, state-of-the-art antenna and tracking systems that perform tracking, telemetry and command functions in the L, S, X, Ku, and Ka-band frequency spectrums. Typical products include remote sensing data reception for polar orbiting satellites, advanced gateways for orbiting and geostationary satellites and telemetry systems for tracking moving targets, such as satellites and aircraft.

        DATA TRACKING COMMUNICATORS. The data tracking communicators unit designs, manufactures and markets terminals and services that work with low earth orbit satellite systems, such as the ORBCOMM satellite system, to provide global two-way data messaging services. Fixed-site terminals support applications including remote automated meter reading, and monitoring and controlling of electric utility distribution networks. Low-cost mobile terminals support automated vehicle location systems that track and monitor the status of remote vehicles such as trucks, trailers and railway locomotives.

        ANTENNA MANUFACTURING. The antenna manufacturing business unit designs and manufactures a broad line of antenna products that range in diameter from
1.8 meters to 18 meters. The highly complex antennas produced by the antenna manufacturing unit are integrated into other networking products.

        In connection with the acquisition, we also entered into various other agreements with Scientific-Atlanta at the closing. These agreements include: (1) a services agreement under which Scientific-Atlanta will provide computer and office support as well as reimburse us for transition expenses up to $2.0 million; (2) a manufacturing agreement under which Scientific-Atlanta will retain a substantial portion of the Satellite Networks Business' inventory to manufacture a specified amount of products for us at a 30% discount to Scientific-Atlanta's standard cost for a period of six months, at the end of which we will purchase the remaining inventory from Scientific-Atlanta; (3) another manufacturing agreement under which Scientific-Atlanta will purchase up to $4.0 million of antenna products from us over a one year term; (4) a study contract under which Scientific-Atlanta will pay us $3.5 million to conduct a technology suitability study; and (5) leases for three facilities, each for an initial term of two years with options to extend up to five years.

THE VIASAT ADVANTAGE

        LEADING INDUSTRY POSITION. We have a leading position in certain segments of the advanced communications network industry, including our leadership in DAMA and Link-16 MIDS businesses. More recently, some of our largest contracts have related to the provision of broadband equipment and services to commercial customers utilizing existing satellites. The recent acquisition of the Satellite Networks Business will increase our presence in the satellite communications ground segment and services business. We believe that our leadership position in the development of advanced technologies and the provision of broadband equipment and services provides us with a competitive advantage in developing and enhancing our products and services to capture a significant portion of the emerging high growth broadband communications market.

        LEADING TECHNOLOGY INNOVATOR. We are a leading provider of innovative and advanced communications network products and services. We have achieved this leadership through our expertise in applying emerging technologies to satellite networks as well as developing entirely new technologies. To maintain our technological edge we have over 300 engineers focusing on the research, design and development of new and enhanced communications network technologies and techniques. Because we provide our engineers with the opportunity to continually work with and develop state of the art technologies, we have been successful in hiring and retaining highly-qualified engineers.

        EXPERIENCED MANAGEMENT TEAM. We have a strong and experienced management team, which has overseen our profitable internally-generated growth for more than a decade. Prior to joining us, several members of our management team have had experience in successfully acquiring and integrating advanced technology businesses. Mark D. Dankberg, a co-founder of ViaSat and a leader in satellite systems solutions and development, has been our President, Chief Executive Officer and Chairman since our inception in 1986. Each of the other two founders of ViaSat, Mark J. Miller, Vice President and Chief Technical Officer, and Steven R. Hart, Vice President-Engineering and Chief Technical Officer, continue to serve as integral members of our management team. In addition, the remainder of our senior management team has significant long-term experience in the satellite communications industry.

        HIGH QUALITY AND EFFICIENT MANUFACTURING PROCESSES. We believe that our ability to deliver high-quality, low-cost products through our manufacturing processes has been a key factor in our success in attracting and retaining customers. We utilize a range of contract manufacturers to maintain low-cost products and to support rapid increases in the volume of units. By using contract manufacturers for a large portion of our manufacturing, we are able to take advantage of the contract manufacturers' high-volume purchasing power, advanced manufacturing equipment, and highly-trained workforce. We also maintain the internal capability to conduct limited manufacturing for small volume productions, final assembly, integration and testing. As part of our manufacturing accomplishments, we have for the past three years maintained ISO 9000 certification for our product development, manufacturing and support services. As further recognition of our manufacturing success, Lockheed Martin Corporation recently honored us with a Star Supplier award for continued product quality and delivery. We were one of the four suppliers to receive this award among 65,000 of Lockheed Martin's suppliers.

STRATEGY

        Our objective is to leverage our advanced technology and capabilities to capture a significant share of the global satellite services and equipment segment of the high growth broadband communications market, as well as to maintain a leadership position in developing and supplying DAMA-based products to the government market. To implement this strategy, we intend to:

        CAPITALIZE ON OUR EXISTING TECHNOLOGY LEADERSHIP IN NEW AND EMERGING HIGH GROWTH COMMUNICATIONS MARKETS. We believe that the global satellite communications services and equipment segment of the high-growth broadband communications market presents a number of attractive opportunities to apply our advanced technologies and capabilities. We plan to develop new products and enhance existing products to capture a significant share of this anticipated growth opportunity. As part of our strategy to penetrate the broadband communications market, we intend to significantly expand our activity as a network service provider. As a result of the recent acquisition of the Satellite Networks Business, we have significantly increased our ability to offer our customers satellite bandwidth, installation of network equipment, on-line network monitoring and network maintenance.

        MAINTAIN AND ENHANCE OUR TECHNOLOGY LEADERSHIP POSITION. We are a leader in the development of advanced broadband digital satellite and other wireless technologies. We continually strive to improve our technology by meeting complex network design needs for customers and by devoting significant resources to research, design and development efforts in emerging markets. In order to enhance our technology leadership position we intend to leverage the experience of our skilled research, design and engineering team to develop new and enhanced satellite products and applications. We also intend to devote additional funds, consisting partially from the cost-savings associated with eliminating duplicative research, design and development efforts between us and the Satellite Networks Business, to further strengthen our technological expertise.

        PROVIDE SUPERIOR CUSTOMER VALUE BY DESIGNING ADVANCED SYSTEMS AND LOWERING THE TOTAL COST OF NETWORK OWNERSHIP. We plan to continue to provide our customers superior value by offering network solutions with the lowest total cost of ownership, considering factors such as equipment purchase cost, cost of satellite bandwidth, delivery schedules and installation and maintenance costs. With the recent emergence of broadband networks where the cost of bandwidth represents a higher proportion of the overall network cost, products that are based on technologies which increase the efficient use of bandwidth, such as DAMA and PCMA, offer a means to provide additional customer value. We intend to develop new products and enhance existing products, primarily based on our DAMA technology, to offer customers a cost-effective two-way broadband solution.

        EMPHASIZE STRATEGIC PARTNERSHIPS TO ACCELERATE MARKET PENETRATION. We intend to establish relationships with companies whose financial, marketing, operational or technological resources can accelerate the introduction of new technologies and the penetration of new markets. We are seeking to develop strategic relationships with satellite manufacturers, satellite network equipment manufacturers, high-volume consumer product manufacturers and distributors, systems integrators and installers, ground-based network equipment manufacturers, satellite operators, and satellite network service providers through teaming arrangements, joint ventures and equity investments. Large, complex network systems typically involve partnering or teaming arrangements as a means to compete successfully for and implement complete network systems. As a leader of innovative network designs and communications solutions, we believe we are an attractive partner for other companies in the satellite communications market.

        MAINTAIN OUR HISTORICAL EMPHASIS ON OPERATIONAL EFFICIENCY AND FINANCIAL PERFORMANCE. We have maintained a strong emphasis on operational efficiency and financial performance. We believe that operational focus is essential to our continuing success in providing advanced communications network solutions. In order to continue this performance, we devote significant time and resources to key components of our business, such as our manufacturing processes, design systems, customer relationships, research and development efforts, and the expansion of our markets. We expect our strong emphasis on operational efficiency and financial performance to be a key factor in successfully integrating the Satellite Networks Business.

TECHNOLOGY

        We develop innovative technologies aimed at rapidly evolving communications markets. Our development efforts focus on enhancing existing communications technologies and developing new technologies to increase the efficiency of our communications products. We integrate advanced signal processing, networking and multiple access techniques into our networks to increase the efficiency of satellite resources and to support more users with a given amount of bandwidth.

        Since no single technology is optimal for all applications, we believe it is important to maintain expertise in a broad range of communications technologies. We excel at determining and designing the optimal technologies for a specific network use and then integrating those technologies with our products. Our technology development efforts have led to the successful introduction of a number of advanced digital communications products ranging from our innovative commercial satellite networks to our military Link-16 MIDS products.

        As a result of our technological expertise, we have developed numerous communications products based on DAMA technology. DAMA technology enables efficient utilization of satellite resources by allowing users to share bandwidth based on their changing needs. DAMA network subscribers only access a communications link for the duration of the transmission. The terminated communication link is then made available for use by other subscribers in the DAMA network. In addition, DAMA technology allows the development of networks providing unrestricted direct connectivity among users.

        DAMA-based networks provide two primary communications solutions: switching services and access for network users. DAMA satellite networks essentially enable the satellite to act as a "switch in the sky." An originator of a communication can use a DAMA-based network to be connected or switched directly to the desired destination either through a single hop to a ground-based gateway where the signal is then routed through the ground-based network or through a single hop point-to-point connection between terminals in the network. In the latter case, the signal is switched directly to the end user by the satellite through the use of an Internet Protocol router embedded in our network control products.

        Mesh networks based on DAMA technology are particularly advantageous where both in-bound and out-bound, point-to-point transmission at high data rates are needed since traditional non-DAMA networks are capable of providing high data rates in only one direction. The optimal application for DAMA mesh networks are networks comprised of a large number of users communicating at high data rates with other users, such as corporate and government networks or Intranets.

        We have also developed advanced satellite networks incorporating our advanced technology using "hub and spoke" architectures. These networks require all transmissions to be routed through a central ground-based hub location and are most useful for communications from remote locations to a central network location. These networks require two satellite transmissions, or hops, for communication from one remote user to another user.

        Recently, we developed our patented PCMA technology which represents a fundamentally new technique for two-way satellite communications. PCMA technology is a key example of our advanced signal processing and multiple access techniques. PCMA technology enables two satellite terminals to use the same bandwidth at the same time, enabling satellite networks to support up to twice as many users or double the traffic on a given satellite resource. For users of the same bandwidth, the satellite communications signal represents an aggregate of the signal sent to the other user and the signal received from the other user. PCMA technology permits each user receiving the combined signal to delete the signal that the user sent, leaving only the signal intended to be received. The separation and deletion of the unwanted portion of the signals takes place on the ground by the terminal and does not interfere with the satellite transmission. We have recently developed prototypes and models for the integration and testing of the PCMA technology and anticipate offering products using our PCMA technology in the near future.

COMMERCIAL MARKETS

MARKET OPPORTUNITY

        The introduction of satellite communications technology in the 1950's represented a fundamental change in communications networks. A communications satellite, in essence, provides the ability to route a communications signal through the sky. Signals are sent from users on the ground to the satellite, which then amplifies the signal and sends it back to the end-user on the ground. Depending on the altitude of a satellite's orbit, it can cover a geographic area, or footprint, larger than the size of a continent. The key components of a satellite communications system include:

        -   user terminals connecting the users to the satellite network,

        - satellites which relay communications signals to and from the users, and

        - gateways that control the satellite network and connect it to communications networks on the ground.

        The essential advantage of satellite communications is that they allow a network provider to rapidly deploy new communications services to large numbers of people anywhere in the footprint of the satellite. Consequently, satellites can be used to deploy broadband services in developed and developing markets in a shorter period of time than building ground-based infrastructure. Moreover, in some areas satellite solutions are less expensive than terrestrial wired and wireless alternatives. As satellite communications equipment becomes less expensive and new capabilities emerge in satellite communications technology, we believe that the market for satellite communications offers tremendous growth opportunities.

        The demand in the commercial market for communications network products has been growing in both developed and developing countries. Much of the growth in demand is due to high data rate, or broadband, Internet or Intranet access, which requires transmission speeds that are much higher than traditional voice connections. We believe there are significant opportunities to provide satellite links to fill in gaps in ground-based wired and wireless coverage. The high growth projected in the commercial satellite communications industry is expected to be driven by the following major factors: (1) rapidly growing world-wide demand for communications services in general, and broadband data networks in particular, (2) the relative cost-effectiveness of satellite communications for many uses, (3) recent technological advancements which broaden applications for and increase the capacity and efficiency of satellite based networks, and (4) global deregulation and privatization of government-owned telecommunications carriers.

        We provide satellite communications network solutions for multiple segments of the commercial market.

        DATA NETWORKS. Satellite networks are well suited for data networks which focus on (1) rapidly deploying new services across large geographic areas,
(2) reaching multiple user locations separated by long distances, (3) filling in gaps or providing support for data points of congestion, or "bottlenecks," in ground-based communications networks, and (4) providing communications capabilities in remote locations and in emerging markets where ground-based infrastructure has not yet been developed.

        Corporate users are increasingly appreciating the benefits of satellite networks as they realize the advantages described above. Satellite networks are experiencing significant growth as a substitute for, or supplement to, ground-based communications services such as frame relay, digital subscriber lines, fiber optic cables, and Integrated Services Digital Networks (ISDN). We believe satellite data network products and services will continue to present us with significant growth opportunities as broadband data networks continue to expand in developed and developing markets throughout the world.

        INTERNATIONAL AND RURAL TELECOMMUNICATIONS SERVICES. In a large number of remote or rural areas in developed countries and throughout developing countries, voice services are limited by the lack of ground-based infrastructure. In these areas, satellite networks are able to rapidly provide high-quality communications services in a cost-effective manner. In contrast to ground-based networks, satellite networks are simple to reconfigure or expand and are generally immune to difficulties of adding additional users in geographically dispersed areas. Another primary advantage of satellite networks is that additional users can be connected to a network in a short period of time.

        We believe there are growth opportunities for providing satellite communications equipment and services to communications service providers targeting rural and residential areas in developed and developing countries where it may not be cost effective or time efficient to lay the necessary ground-based infrastructure for telephone and voice services. We believe satellite based telecommunications products and services represent a growth opportunity for us.

        INTERNET APPLICATIONS. The Internet is evolving into a global medium, allowing millions of individuals throughout the world to communicate, share information, and engage in electronic commerce. In recent years, there has been significant growth in the use of satellites for Internet traffic. This growth has been centered on connecting Internet service providers, or ISPs, with the Internet. Satellite capacity is being used primarily where fiber cable is prohibitively expensive or rare, such as rural areas or emerging countries.

        We expect satellite communications to continue to offer a cost-effective augmentation capability for ISPs, particularly in markets where ground-based networks are unlikely to be either cost-effective or abundant. Additionally, satellite broadcast architecture provides an attractive alternative for ISPs, which are presently dealing with congestion associated with rapid and uneven Internet growth. Satellite systems can relieve congestion by providing a low-cost means of selectively distributing content to sites closer to end users.

PRODUCTS AND SERVICES

        We offer a broad range of satellite communications and other wireless communications products and services, including:

        VSAT NETWORK PRODUCTS. A VSAT terminal usually consists of an indoor unit and an outdoor unit. The indoor unit usually connects to a user's desktop or equipment similar to a modem and contains the circuitry needed to connect the desktop or equipment to the satellite. The outdoor unit usually includes an antenna, generally two to six feet in diameter, and electronic equipment that transmits and receives signals to and from the satellite. The network control system manages communications between the user terminals.

        StarWire. Our StarWire VSAT products employing DAMA technology provide "mesh" broadband data, video and voice services via satellite to remote locations and areas that lack adequate ground-based communications infrastructure. Using frequency pre-correction, one of our resource management techniques, StarWire provides high levels of DAMA operating efficiency. In addition, all of our StarWire products are embedded with Internet Protocol routing and are compatible with Internet and Intranet applications. Our StarWire line currently consists of two terminal products and a network control system.

        Our Calypso terminal represents a lower priced terminal with up to two DAMA channels and operating rates from 4.8 kbps to 2 Mbps. This terminal is ideal for backup and restoral of ground-based networks, file transfers, extending coverage of existing ground-based communications networks, and networks with multiple server locations such as corporate Intranets. Many features and functions of the Calypso terminal are implemented in our advanced software and are downloadable over the satellite. This flexibility makes the implementation of new enhancements and features easy, extends the life of the equipment and enables the terminal to quickly adapt to different network protocols.

        In contrast, our Aurora terminal is a subscriber terminal providing up to six DAMA channels, with a standard operating rate of 2 Mbps per second. The Aurora terminal further enhances bandwidth efficiency by determining satellite and terminal transmission power prior to establishing a connection and then optimizing the terminal power based on service type, error correction requirements, antenna size, and satellite footprint. Users of the Aurora terminal can connect computers, phones, a private branch exchange (PBX), or facsimile machines directly to the terminal, or use the terminal as part of a gateway into a public-switched telephone network. The Aurora terminal also implements many of the functions in our advanced software, making it simple to download software through the satellite for on-going maintenance or adding new product enhancements.

        The StarWire product line also consists of a scaleable network control system consisting of a computer workstation and network server similar to the StarWire subscriber terminals, which together essentially function as a "switchboard in the sky." This system performs real-time circuit assignment, system-wide resource management, and extensive network management. The system can assign network resources in three ways: (1) on demand, (2) by reservation one time or periodically, and (3) permanently. The network control systems are Windows NT-based, giving users a graphically rich interface to make the system easy to learn and simple to use. The configuration implements two control channels: inbound for satellite resource requests and outbound for resource assignment. The StarWire network control system is significantly less expensive than large installations required by conventional VSAT systems. The network control system works to further enhance the optimization of the network with comprehensive monitoring of peak loading, utilization percentages, blocking statistics, network-wide status, terminal configurations, and diagnostics.

        Skylinx. Our Skylinx VSAT product, which was developed by the Satellite Networks Business, is a competitively-priced VSAT terminal based on DAMA technology. This product is designed to provide inexpensive, toll quality telephone service for voice and fax communication for small businesses and cities in areas lacking adequate telephone infrastructure. An important feature of the Skylinx terminal is the large number of telephone interfaces which it supports. The ability to interface with many different telephone protocols gives the Skylinx terminal a much larger addressable market as compared to other VSAT systems which normally only support one or two voice interfaces. These voice protocols include 2-wire E&M, 4-wire E&M, MF, DTMF, R2, China #1, SS#5, and SS#7.

        The Skylinx VSAT terminal's flexibility, in conjunction with the Skylinx network control system, allows common or custom numbering plans, downloadable channel unit circuit types, interfaces and signaling systems. This enables a network to accommodate specific customer requirements for private business telephony, public rural telephony and disaster recovery. In addition, a single Skylinx network control system can support up to 62,000 subscribers in the network. We believe the Skylinx terminals offer a cost-effective communications solution for rural telephony users who have historically been without service.

        SkyRelay. Our SkyRelay products, which were developed by the Satellite Networks Business, are based on TDM/TDMA technology and are designed for transaction-oriented, single point to multi-point satellite networks. The feature that distinguishes a TDM/TDMA network from other satellite networks is that information for each specific site is quickly transmitted a few bits at a time instead of being all sent in one continuous transmission. The SkyRelay VSAT terminal product is designed to efficiently distribute large amounts of data through a network from a central hub location to many remote users. The SkyRelay is a high-end product supporting multiple data protocols, including X.25, SDLC/SNA, BSC 2780, 3780, BSC 3270, Async, and Internet Protocol routing. The ability to interface with many different data protocols gives SkyRelay networks a much larger addressable market as compared to other VSAT data communication systems which support fewer data protocols. Protocols may be assigned on a port by port basis on the SkyRelay terminals with different ports using different protocols. All protocol parameters are configured remotely by the network management system, then downloaded to the remote site.

        Another important feature of the SkyRelay VSAT terminal is that it increases the efficiency of bandwidth utilization by automatically adjusting bandwidth resources to fit the precise nature of user traffic. As traffic switches from simple interactive transactions to complex batch transfer, each SkyRelay terminal is able to transition automatically from a straightforward contention protocol on the satellite link to an array of alternative channel access schemes. Transparent to the user, these dynamic adjustments in traffic loading minimize transmission delays. The SkyRelay network management system further increases bandwidth efficiency by tracking bandwidth utilization, identifying traffic patterns, providing automatic trouble-tickets, and creating user profiles. Typical applications supported by SkyRelay include remote network access, email, voice communications, ATM networks, credit card and check authorizations, inventory control, and information management.

        New VSAT Network Product Development. We continually strive to develop new commercial products and services, both from our research and development efforts as well as through leveraging our government technologies and techniques to commercial applications. For example, we intend to implement our patented PCMA technology into products in the near future. In addition, with the recent acquisition of the Satellite Networks Business, we have gained a wide range of new technologies and products. We intend to harmonize our products and technologies with the products and technologies of the Satellite Networks Business to create derivative products and technologies composed of the strengths and best features of each of our combined products.

        COMMUNICATIONS AND TRACKING SYSTEMS. Our communications and tracking systems products, which were developed by the Satellite Networks Business, are designed for three market segments: (1) gateway infrastructure, (2) remote sensing ground stations and (3) tracking, telemetry and command ground stations. Communications and tracking systems products consist of essentially the same three components:

a large satellite antenna dish, a high-powered radio transmitter and receiver, and an ultra high speed satellite modem. The size of antennas range from 3.6 meters to 18 meters in diameter depending on the power of the transmissions from the satellite. The modems integrated into these systems can process data at rates of up to 150 Mbps per second, depending on the application of the satellite system. These systems support functions in the L, S, X, Ku, and Ka-band frequency spectrums.

        Gateways. Our gateway business represents a key component of our ability to offer complete network development and integration services. The gateway products are used to connect satellites to the communications infrastructure on the ground, such as public switched telephone networks. We offer a number of different gateway products depending on the type, speed and size of the network. The gateways consist of our internally developed hardware and software as well as third party hardware. Although each of these components employs advanced technologies, the most complex component of a gateway is the design and software used to integrate each of the hardware components and operate the system. Gateways represent a key part of any satellite network since all satellite networks need gateways to route the traffic in the network.

        We believe that we will derive many benefits and efficiencies from our gateway building capabilities. Since the gateway is the most complex and central component of any network, the optimization of the gateway for the specific network use is critical to optimizing the entire network. The ability to provide gateways and integrate those gateways into our innovative network solutions will provide us with an advantage over other network manufacturers and integrators, most of which purchase gateways from third parties. Our recent acquisition of the Satellite Networks Business has provided us with extensive experience in developing gateways for systems using Ka-band technologies. These new technologies are the cornerstone of emerging satellite services like broadband on demand.

        Remote Sensing Ground Stations. The Satellite Networks Business has been a leader in the remote sensing ground station market for over 20 years. Remote sensing ground stations receive images of the earth transmitted from low earth orbit satellites. These images are often collected for both civilian and military purposes. Our remote sensing ground station products typically include a personal computer with software to provide satellite pre-mission planning, automated pre-pass set-up, system performance integrity analysis, signal routing assignments, and maintenance actions.

        Tracking, Telemetry and Command Systems. Our tracking, telemetry and command products are designed to provide a means for monitoring and controlling satellites in orbit. The telemetry subsystem in the satellite supplies measurements of various parameters to an earth station which is responsible for the satellite management. The tracking systems provide the tracking and command functions of the system. The tracking subsystem provides the facilities by which the satellite orbit can be determined. Satellites operating in low earth orbit need to have their orbit parameters determined so that their passage over the earth station can be accurately predicted. The command subsystem provides the means by which the satellite is controlled.

        DATA TRACKING COMMUNICATORS. Our data tracking communicators, which were developed by the Satellite Networks Business, are designed to relay information at low data rates through small satellites in low earth orbit, whereas traditional VSAT terminals relay information at higher data rates through large satellites placed far higher up in orbit. Because they do much less than traditional VSAT terminals, data tracking communicators cost only a few hundred dollars, as opposed to thousands of dollars for traditional VSAT terminals.

        For fixed applications like automated meter reading and the monitoring and controlling of electric utility distribution networks, data tracking communicators are proving to be cost effective in areas where ground-based communications may not be available or reliable. The fixed site communicator includes a single card modem board, multiple access ports, industry-standard connectors, AC and backup DC power supply, and a fully integrated antenna. The entire unit is housed in a case with knockouts for power and communication lines to facilitate installation.

        For mobile applications like automated vehicle location systems that track and monitor the status of remote vehicles such as trucks, trailers and railway locomotives as well as marine vessels, data tracking communicators can provide substantial savings to large fleet operators. The mobile communicator includes a single card modem board, multiple access ports, industry-standard connectors, DC battery-based power supply with charger, and an external antenna. Extra space is provided in the electronics compartment of the unit to accommodate third party components, such as PCS and cellular systems.

        NETWORK INTEGRATION SERVICES. We provide a suite of network integration services. Network integration services are a primary competitive advantage we maintain in the commercial satellite communications industry. Most of the manufacturers in this industry do not perform complex and customized network integration. Instead, most manufacturers only sell hardware and software communications products. Although some companies build standardized networks limited to the applications offered by the hardware and software used in the network, we are one of the few companies that develop complex, fully-operational networks integrating thousands of advanced hardware and software communications products. With expertise in satellite network engineering, gateway construction, and remote terminal manufacturing for all types of interactive communications services, we take end-to-end responsibility for building, initially operating, and then handing over a fully-operational, customized satellite network. Often our development efforts in building these complex networks results in the development of both new and enhanced technologies that can be leveraged to generate future products and services.

        Network integration services first include network design and then network implementation. Network design involves analyzing the complex configuration or technology required to operate the customer's network, designing the system, determining critical system components and parameters of the system, and developing components and specifications for the network's hardware and software. Network implementation involves network hardware and software installation as well as interfacing the network equipment with the customer's other communications equipment. Network designs and implementations are planned and managed by our in-house network design teams.

        NETWORK SERVICES. Satellite network services are a natural extension of our network integration business. Many of our customers want to maintain satellite communications networks without purchasing network control systems, directly purchasing bandwidth from satellite providers, or hiring and training specialized personnel. As part of our strategy to penetrate the broadband communications market, we intend to significantly expand our activity as a network service provider. Our turnkey network services include the provision of bandwidth to our customers by procuring satellite transponder capacity, which we obtain from third parties on an as-needed basis. We provide on-site installation of our equipment sold to customers, systems integration and training of customer on-site personnel. We also provide our customers with access to our network operations center (NOC) and to our network control systems for users of our VSAT terminal products. Although pricing terms vary, we offer flexible terms for our network services based on both a fixed recurring charge per site or variable pricing based on usage. Our recent acquisition of the Satellite Networks Business provides us with greater ability to provide our customers with satellite capacity as the Satellite Networks Business currently has contracted for satellite capacity to support growth in its network services business. We package satellite bandwidth together with our network operation services and the use of our network control systems to provide our customers with immediate access to a satellite network.

        Many of our customers who operate their own networks require technical support. When our customers experience a problem with their network, they can contact the network operations center on a 24 hour basis, seven days a week, where one of our technicians or engineers, using our advanced monitoring and control technology, will work to resolve the problem and restore service. If service cannot be restored to satisfactory levels through our network operations center, we will dispatch one of our experienced field technicians, usually third parties trained and certified by us, to repair or replace the faulty equipment or software. Our maintenance services are supported by our internal logistics and repair organizations. The recent acquisition of the Satellite Networks Business will further strengthen our ability to provide high-quality technical support to our customers. A key component of our ability to provide end-to-end network solutions is our expertise in network support services.

        Our largest network operations center is located in Norcross, Georgia, which is staffed by technicians who are trained in network fault isolation, problem resolution and customer service. We also operate a network operations center at our corporate headquarters in Carlsbad, California.

CUSTOMERS

        The majority of our customers for our commercial products and services are satellite network integrators, large communications service providers and corporations requiring complex communications networks. Although we currently only have a limited number of commercial customers, the recent acquisition of the Satellite Networks Business has expanded our commercial customer base both domestically and internationally.

        Significant commercial customers of our StarWire terminal products and network integration services include Star Cruises Management, Ltd. and Science Applications International Corporation (SAIC). Star Cruises is implementing ship-to-shore and ship-to-ship voice, data, and video communications onboard its fleet of cruise ships using a network designed and implemented by us based on our StarWire DAMA Internet Protocol, satellite-networking products. In addition, we are using our StarWire products to build a fully-operational satellite network for SAIC's global broadband network for oil and gas exploration. This network will represent the first global network operated by our network management services division.

        We are currently developing and building the satellite control portion of the gateways for a multi-billion dollar Ka-band broadband satellite system currently under development. In addition, we have provided satellite network products and services for domestic and international customers, including major foreign automobile manufacturers, foreign financial institutions, and major foreign and domestic satellite equipment and service providers such as Telstra, SAAB, Cable and Wireless, Telespazio SpA (Astrolink) and Vantage.

SALES AND MARKETING

        We primarily use direct sales channels to market and sell our products and services. Our marketing and sales activities are organized geographically, with the majority of our salesforce focusing on North America. In addition, the Satellite Networks Business has provided us with an international salesforce and agent relationships, primarily covering Europe, Asia and South America, which we plan to use to target foreign customers for our existing StarWire commercial products. As a result of the acquisition, our sales and marketing group has grown to include approximately 40 persons, with over one half located outside the United States.

        Our sales teams consist of account managers and sales engineers, who act as the primary interface to establish account relationships and determine technical requirements for the customers' networks. In addition to our sales force, we maintain a highly-trained service staff to provide technical product and service support to our customers. The sales cycle in the commercial satellite network market is lengthy and it is not unusual for a sale to take up to 18 months from the initial contact through the execution of the agreement. The sales process often includes several network design iterations, network demonstrations, and pilot networks consisting of a few sites.

        In addition, we seek to develop key strategic relationships to market and sell our network products and services. We seek strategic relationships and partners based on many factors, including financial resources, technical capability, geographic location and market presence. Recently, we developed strategic relationships with SeaTel Inc. and Satpool AB for the development of the Star Cruises customized broadband communications network. We worked closely with SeaTel and Satpool for the development and successful integration of the integral shipboard antennas for these networks.

        We also obtain sales to new customers through referrals from existing customers, industry suppliers, and other sources such as participation in trade shows. Additionally, we direct our sales and marketing efforts to our strategic partners, primarily through our senior management. In some cases a strategic ally may be the prime contractor for a system or network installation and will subcontract a portion of the project to us. In other cases, the strategic ally may recommend us as the prime contractor for the design and integration of the network.

        We provide service, repair and technical support for our products and services. Through our sales teams and support services, we are constantly made aware of customers' needs and their use of products and services. Accordingly, a superior level of continuing customer service and support is integral to our objective of developing and maintaining long-term relationships with our customers. The majority of our service and support activities are provided by our field engineering team, systems engineers, and sales and administrative support personnel, both on-site at the customer's location and by telephone.

COMPETITION

        The commercial communications industry is highly competitive and the level of competition is increasing. As a provider of commercial network products and designer of commercial network solutions in the United States and internationally, we compete with a number of wireless and ground-based communications service providers. Many of these competitors have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources, and control over central communications networks. To compete with these providers, we emphasize:

        - the overall cost of our satellite networks, which includes both equipment and bandwidth costs, as compared to products offered by ground-based and other satellite service providers,

        -   the distinct advantages of satellite data networks,

        -   our end-to-end network implementation services, and

        -   our network management services.

        Our principal competitors in the supply of commercial satellite data networks are Hughes Network Systems, Gilat Satellite Networks Ltd., NEC Corporation, and STM Wireless, Inc., each of which offers a broad range of satellite communications products and services. In competing with these companies, we emphasize:

        -   the advanced and flexible features integrated into our products,

        - our proven design solutions and network integration services for complex, customized network needs, and

        - the increased bandwidth efficiency offered by our networks and products.

        In addition, we compete in large part with Datron/Transco Inc. in the communications and tracking systems market.

        In the future there will likely be formidable competition for high-speed broadband networking from several announced Ka-band satellite systems such as Spaceway, Astrolink, and Teledesic and the Ku-band Skybridge system. In many cases these systems will offer capabilities that are similar to those enabled by StarWire networks.

GOVERNMENT MARKETS

MARKET OPPORTUNITY

        Historically, the U.S. military has driven development of many new wireless technologies. This includes pioneering applications of satellite communications, digital radios, spread spectrum, and mobile wireless networks to connect widely dispersed operations. In many cases, these technologies have been transitioned to serve broader commercial markets. However, more recently, technology developed for commercial applications has been increasingly used for military markets as the military looks for more efficient ways to rapidly access the most advanced technology for warfare applications.

        The break-up of the Soviet Union has caused the U.S. military to de-emphasize strategic missions and shift towards more localized tactical roles such as peacekeeping, counter-terrorism, counter-insurgency and drug enforcement. These missions create new demands for rapidly deployable, mobile connectivity. In addition, reductions in the defense budget have led to a numerically smaller, more technologically advanced military force. As a result, defense networks are increasingly built around advanced technologies and products providing high-speed transmissions of digital tactical data.

        The market for defense applications of wireless technologies is growing at a higher rate than other parts of the defense market due in large measure to an increasing reliance on complex weapon and tactical data communication systems. Key reasons for this growth include:

        - the need to communicate target information and the location of coalition and enemy forces to all military units in the battlefield,

        - the need to maintain smaller, lighter, less expensive and better performing voice and data equipment for rapid deployment of ground troops and weapons systems to all parts of the world,

        - the need to develop advanced networks capable of supporting modern military maneuvers and operations, and

        - the development of new technologies that are increasing the utility of wireless communications networks by decreasing operating costs and increasing bandwidth utilization and capabilities.

        We believe that we are well positioned to take advantage of the trends in the defense industry. Our leadership in the UHF DAMA market and communications test equipment, and our recent selection as one of only three current U.S. government certified manufacturers of Link-16 MIDS terminals, provide an advantage for future United States and international procurements in these areas and a foundation from which to expand our sales opportunities. We intend to continue applying commercial standards (e.g., Internet Protocols) and products (e.g., StarWire) into government applications to expand our traditional opportunities by both increasing capabilities and functionality of our government products as well as increasing the cost competitiveness of these offerings.

PRODUCTS AND SERVICES

        We offer a broad range of products and services to the government communications market. We are a leading developer of UHF DAMA products and services for the U.S. military. In addition, we have recently developed highly sophisticated communications products for military applications such as the Link-16 MIDS terminal and our simulator and test products.

        UHF DAMA PRODUCTS. UHF is a globally available U.S. satellite radio frequency for military communications. We have historically developed many advanced products for the U.S. military for use on the UHF frequency. Many of these products employ DAMA-based technology to efficiently manage the limited bandwidth represented by the UHF frequency. Our UHF DAMA products and services for the government market include:

        AN/PSC-5 Terminal is also known as the Spitfire. The Spitfire is a battery-operated UHF satellite radio that Raytheon Systems Company builds for the U.S. Army. Spitfires are used to send encrypted voice, electronic mail, fax or other data via satellite. Our DAMA modem, which is a central component of the

Spitfire, allows the radio operator to automatically request a portion of a satellite channel for a selected destination at the time the operator needs to send a message or transmit data. The Spitfire radio, combined with a portable satellite antenna, can be used to transmit secure voice or other data from almost anywhere in the world. We have provided over 7,000 DAMA modems to Raytheon for the Spitfire. A next-generation modem development is underway with a recent order for 3,000 modems for application in Raytheon's extended Skyfire and Shadowfire line of radios as well as other applications such as the Tomahawk missile program.

        Worldwide Network Control System is the DAMA network management system originally developed and installed by us for the U.S. Air Force, which has recently been used by the U.S. Navy. The network consists of four sites worldwide that manage automatic DAMA access to UHF satellite channels. The network control computer developed by us automatically allocates satellite resources to subscriber terminals when a subscriber requests a voice or data service. The network control system also keeps track of which satellite terminals are active and the capacity available for each satellite. We continue to offer technical support services to each network management site.

        MD-1324 is our stand-alone UHF DAMA modem product. This modem can be used with many types of UHF satellite radios. The MD-1324 enables a satellite radio connected to external equipment to connect to a DAMA-based network. We have provided over 1,000 of these modems to U.S. and international forces. We also recently developed an upgrade to our MD-1324 product which adds an improved digital signal processor to enable better performance within the same package.

        VT-320 is our next generation UHF DAMA terminal product. The VT-320 is a programmable, modular radio system providing flexible configuration of UHF satellite communications terminals and test equipment. This product line is intended for near-term applications throughout the U.S. services and in international military sales.

        QDC-100 is our antenna combiner product. Without this product, an aircraft loses communications if its single fixed antenna is pointed away from the satellite by aircraft position changes. This product is currently used on U.S. Navy P-3 Orion reconnaissance aircraft. Additional potential uses for this product include international and naval shipboard applications. Recent upgrades to our QDC-100 product will provide a stand-alone satellite communications and antenna-combining solution in one piece of equipment for applications to the United States and international aircraft and surface ships which currently have multiple antennas.

        DOCCT/S is our trainer and simulator product. By simulating signals, this product enables users to integrate and test UHF DAMA systems as well as train UHF DAMA users without actually accessing the DAMA network through the satellite. Access to this tool simplifies the user's activity by providing realistic communications experiences without the difficult and expensive process of obtaining satellite resources.

        LINK-16 PRODUCTS. Link-16 is a high performance broadband data link system selected by the U.S. government and international allied nations to support networked information transmission across a variety of air, sea and ground-based platforms. The Link-16 system is a wireless line-of-sight system used to communicate among ground and airborne military users without the use of a satellite. We were recently selected by the U.S. government as a new Link-16 terminal contractor, and only one of two current U.S. government qualified manufacturers of Link-16 MIDS terminals. A third Link-16 MIDS manufacturer has been certified by the U.S. government but has not yet met all the requirements to serve as a government contractor. The Link-16 market segment has significant technology and data certification barriers to entry, and the U.S. and international military portion of the Link-16 MIDS market is expected to total approximately 8,000 units and generate approximately $2 billion in revenues for Link-16 providers over the next five to ten years. In addition, this market may experience growth from non-military applications and the development of other related Link-16 products and test equipment. Our Link-16 products include:

        Multifunction Information Distribution System, or MIDS, terminals are designed to operate in a highly secure, high performance wireless networking system that allows military platforms, including fighter aircraft, ships, command and control aircraft, and ground-based units, to share critical real-time information. Platforms that employ MIDS/Link-16 within a theater of operation use it to first collect tactical information from each user's on-board sensors such as radars, early warning electronic warfare systems, and electronic identification systems and then disseminate a packaged set of information back to the other network users. By sharing this critical information, MIDS allows each user in a Link-16 network to maintain a real-time situational awareness picture of the entire battle space.

        Our MIDS terminals communicate in a Link-16 network using a complex, highly secure waveform. This waveform is designed to provide reliable communications to multiple users within a hostile electromagnetic environment. It employs many advanced techniques, such as direct sequence spread spectrum, frequency hopping, error detection and correction coding, and encryption, to ensure maximum robustness and jam resistance.

        The first U.S. platforms to receive MIDS will be the Navy F/A-18 fighter aircraft and the Air Force F-16 Fighting Falcon. Other platforms include U.S. ground-based Command and Control platforms, bomber aircraft, ships, submarines, the French Rafael fighter, the European EF-2000, Italy's AMX/Tornado fighters, and Spain's EF-18 fighters.

        Link-16 Test Products include a system we developed for Logicon's Link-16 Monitoring System which provides the capability to receive transmissions, complete with signal quality measures, for monitoring and analyzing the Link-16 wireless network. The Link-16 Simulator is another of our test products that allows the generation of low power Link-16 signals representing many different participants in the network for testing of Link-16 equipment in a dynamic, dense environment.

        COMMUNICATION ENVIRONMENT SIMULATOR/JOINT COMMUNICATION SIMULATOR/COMMUNICATIONS NAVIGATION AND IDENTIFICATION SIMULATOR. CES/JCS/CNIS is a product designed to simulate realistic radio environments that can be used to test how well surveillance or other radio systems work in the presence of various and changing communications signals. The simulation product generates a large number of very accurate radio frequency signals which can be radiated and received by the equipment under test or potentially directly inserted into multiple antenna ports.

        VIASAT INTERNET PROTOCOL CRYPTO. Our KIV-21 Crypto (formerly VIP Crypto) product is a device that encrypts classified information so that it can be transmitted over communications networks, ground-based or satellite. This product enables classified private networks to be set up and operated over unclassified networks such as the public Internet. KIV-21 Crypto is based on our Embeddable Infosec Product, which has been approved by the National Security Agency for transmission of classified information classified up to top secret. We received National Security Agency endorsement of the VIP Crypto on May 5, 2000 clearing the way for deployment in U.S. Department of Defense operated networks.

CUSTOMERS

        The primary customers for our government products and services are the U.S. Department of Defense, international allied nations and large defense contractors. While most of our commercial customers are based in the United States, many of our large defense contractor customers have recently been leveraging our network design experience and the advanced capabilities of our products to sell communications products to international military forces. Examples of large defense contractors with which we have worked in the past include Raytheon Systems Company, Lockheed Martin Corporation, The Boeing Company, Northrop-Grumman Corporation and Marconi Communications, Elmer S.p.A.

SALES AND MARKETING

        We use both direct and indirect sales channels to sell our government products. We have approximately six sales and marketing personnel who offer our government products and services. All of these sales personnel are located in the United States. International government sales are conducted through our U.S.

sales personnel. Although many of our sales are generated from direct sales, we often sell our products directly to prime contractors responsible for developing the entire network system where our products are integrated and embedded into the system.

        Our government sales teams consist of engineers, program managers, marketing managers and contract managers who work together to identify business opportunities, develop customer relationships, develop solutions for the customer's needs, prepare proposals and negotiate a contractual arrangement. The period of time from initial contact through the point of product sale and delivery can take over three years for more complex product developments or for product developments including prototypes and demonstrations. Products already in production can usually be delivered to a customer between 90 to 180 days.

        Our indirect sales are primarily generated from strategic relationships with prime contractors for large defense projects and referrals from existing large defense contractor customers.

COMPETITION

        The government communications industry is highly competitive and the level of competition is increasing. As a developer of communications products and services for the government markets in the United States and internationally, we compete with a variety of communications providers. Many of these companies have significant competitive advantages, including long standing customer relationships, more experience with meeting government standards, and greater financial and management resources. To compete effectively, we emphasize:

        - our record of developing and producing products in relatively short periods of time,

        -   our products featuring advanced and flexible architectures,

        -   our proven network design solutions, and

        -   our competitive product and service prices.

        Our principal competitors in the supply of communications products and services to the U.S. government include The Titan Corporation, Rockwell International Corporation, Raytheon Systems Company, Motorola, Inc., and BAE Systems. With respect to Link-16 products, our principal competitor is Data Link Solutions (DLS), a partnership between BAE Systems and Rockwell's Collins division, which is also a U.S. government qualified Link-16 MIDS provider. EuroMIDS, a third provider of Link-16 MIDS products, which has been certified by the U.S. government, is a consortium among Thomson-CSF(France), MID S.p.A. (Italy), INDRA (Spain), and DaimlerChrysler AG (DASA-Germany). We compete with EuroMIDS in the international MIDS terminal market. We believe that we are competitively positioned among these companies because of our installed base of equipment, our existing contracts, our market lead time with respect to some DAMA product capabilities and our participation in both the network control and subscriber terminal markets.

RESEARCH AND DEVELOPMENT

        We believe that future success depends on the ability to adapt to the rapidly changing satellite communications and related signal processing and networking software environment. Therefore, the continued timely development and introduction of new products is essential in maintaining our competitive position. We develop most of our products in-house and currently have a research and development and engineering staff that includes over 300 engineers. A significant portion of our research and development efforts in the defense industry has generally been conducted in direct response to the specific requirements of a customer's order and, accordingly, these amounts are included in the cost of sales when incurred and the related funding is included in revenues at that time. In contrast, all of the research and development efforts of the Satellite Networks Business have been focused on the development of commercial products and services.

        Our revenues for research and development funded by government and commercial customers during the during fiscal year 1998 were approximately $25.6 million, during fiscal year 1999 were approximately $40.5 million, and during fiscal year 2000 were approximately $35.0 million. In addition, we invested $7.6 million in fiscal years 1998, 1999, and 2000 on independent research and development, which is not directly funded by a third party. Funded research and development contains a profit component and is therefore not directly comparable to independent research and development. As a government contractor, we also are able to recover a portion of our independent research and development expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs.

        We have benefited from the Small Business Innovation Research program, known as SBIR, through which the government provides research and development funding for companies with fewer than 500 employees. As we have grown, our reliance on SBIR funding for research and development has significantly decreased. Upon completion of the recent acquisition of the Satellite Networks Business we became ineligible for SBIR funding due to the increased size of the combined entity. We cannot assure you that our loss of SBIR funding status will not materially harm our business. Nevertheless, we plan to build from this established technology base to further develop products for commercial applications.

MANUFACTURING

        Our manufacturing objective is to produce high-quality products that conform to their specifications at the lowest possible manufacturing cost. We primarily utilize a range of contract manufacturers, based on the volume of the production, to reduce the costs of products and to support rapid increases in delivery rates when needed. As part of our manufacturing process, we conduct extensive testing and quality control procedures for all products before they are delivered to customers.

        Contract manufacturers produce products for many different customers and are able to pass on the benefits of large scale manufacturing to their customers. These manufacturers are able to achieve high quality products with lower levels of costs by (1) exercising their high-volume purchasing power, (2) employing advanced and efficient production equipment and systems on a full-time basis, and (3) using a highly skilled workforce. Our primary contract manufacturers include Jabil Circuit, Inc., SMS Technologies, Inc. and SMTEK International.

        Our experienced management team facilitates the efficient contract manufacturing process through the development of strong relationships with a number of different contract manufacturers. By negotiating beneficial contract provisions and purchasing some of the equipment needed to manufacture our products, we retain the ability to move the production of our products from one contract manufacturing source to another if required. Our operations management has experience in the successful transition from in-house production to contract manufacturing. The degree to which we employ contract manufacturing depends on the maturity of the product. We intend to limit our internal manufacturing capacity to new product development support and customized products which need to be manufactured in strict accordance with a customer's specifications and delivery schedule. Therefore, our internal manufacturing capability for standard products has been, and is expected to continue to be, very limited, and we intend to rely on contract manufacturers for large scale manufacturing.

        We also rely on outside vendors to manufacture specific components and subassemblies used in the production of our products. Some components, subassemblies and services necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers. In particular, Texas Instruments is a sole source supplier of digital signal processing chips, which are critical components used by us in substantially all of our products.

        During the transition period, the Satellite Networks Business will continue to rely in large part on internal manufacturing capabilities of Scientific-Atlanta to manufacture its products. As part of the acquisition, we entered into an agreement with Scientific-Atlanta under which Scientific-Atlanta will continue to manufacture some products of the Satellite Networks Business for an interim period of six months. During this interim period, we intend to transition the manufacturing of the products to contract manufacturers.

BACKLOG

        We had firm backlog of $44.9 million at March 31, 1999, of which $36.8 million was funded, not including options of $45.2 million. As of March 31, 2000, we had firm backlog of $88.2 million, of which $58.6 million was funded. Of the $88.2 million in firm backlog at March 31, 2000, approximately $43.0 million is expected to be delivered in fiscal year 2001, approximately $29.6 million is expected to be delivered in fiscal year 2002 and the balance is expected to be delivered in fiscal year 2003 and thereafter. The increase in backlog results from growth in total awards for both commercial and defense products from $43.7 million for fiscal year 1999 to $119.3 million for fiscal year 2000. We include in our backlog only those orders for which we have accepted purchase orders. Our firm backlog does not include contract options of $53.3 million. These options include $44.6 million of Indefinite Delivery/Indefinite Quantity (IDIQ) contracts for our UHF DAMA satellite communications products and $6.6 million of IDIQ contracts for our other products.

        Backlog is not necessarily indicative of future sales. A majority of our backlog from U.S. military contracts scheduled for delivery can be terminated at the convenience of the government since orders are often made substantially in advance of delivery, and our contracts typically provide that orders may be terminated with limited or no penalties. In addition, purchase orders may present product specifications that would require us to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the related purchase order.

        The backlog amounts as presented are comprised of funded and unfunded components. Funded backlog represents the sum of contract amounts for which funds have been specifically obligated by customers to contracts. Unfunded backlog represents future amounts that customers may obligate over the specified contract performance periods. Our customers allocate funds for expenditures on long-term contracts on a periodic basis. Our ability to realize revenues from government contracts in backlog is dependent upon adequate funding for such contracts. Although funding of its government contracts is not within our control, our experience indicates that actual contract fundings have ultimately been approximately equal to the aggregate amounts of the contracts.

GOVERNMENT CONTRACTS

        A substantial portion of our revenues are generated from contracts and subcontracts with the U.S. Department of Defense and other federal government agencies. Many of our contracts are competitively bid and awarded on the basis of technical merit, personnel qualifications, experience and price. We also receive some contract awards involving special technical capabilities on a negotiated, noncompetitive basis due to our unique technical capabilities in special areas. Recently the Federal Acquisition Streamlining Act of 1994 has encouraged the use of commercial type pricing on dual use products. Our future revenues and income could be materially affected by changes in procurement policies, a reduction in expenditures for the products and services provided by us, and other risks generally associated with federal government contracts.

        We provide products under federal government contracts that usually require performance over a period of one to five years. Long-term contracts may be conditioned upon continued availability of congressional appropriations. Variances between anticipated budget and congressional appropriations may result in a delay, reduction or termination of these contracts. Contractors often experience revenue uncertainties with respect to available contract funding during the first quarter of the government's fiscal year beginning October 1, until differences between budget requests and appropriations are resolved.

        Our federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs and for payment of a fee. The fee may be either fixed by the contract or variable, based upon cost control, quality, delivery and the customer's subjective evaluation of the work. Under time-and-materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed for the cost of materials purchased to perform the contract. Under a fixed-price contract, we agree to perform specific work for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. Revenues generated from contracts with the federal government or our prime contractors for fiscal year 2000 were approximately 20% from cost-reimbursement contracts, approximately 1% from time-and-materials contracts and approximately 79% from fixed-price contracts of total revenues.

        Our allowable federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency. Audits may result in non-reimbursement of some contract costs and fees. While the government reserves the right to conduct further audits, audits conducted for periods through fiscal year 1996 have resulted in no material cost recovery disallowances for us.

        Our federal government contracts may be terminated, in whole or in part, at the convenience of the government. If a termination for convenience occurs, the government generally is obligated to pay the cost incurred by us under the contract plus a pro rata fee based upon the work completed. When we participate as a subcontractor, we are at risk if the prime contractor does not perform its contract. Similarly, when we act as a prime contractor employing subcontractors, we are at risk if a subcontractor does not perform its subcontract.

        Some of our federal government contracts contain options that are exercisable at the discretion of the customer. An option may extend the period of performance for one or more years for additional consideration on terms and conditions similar to those contained in the original contract. An option may also increase the level of effort and assign new tasks to us. In our experience, options are exercised more often than not.

        Our eligibility to perform under our federal government contracts requires us to maintain adequate security measures. We have implemented security procedures that we believe are adequate to satisfy the requirements of our federal government contracts.

REGULATORY ENVIRONMENT

        Some of our products are incorporated into wireless communications systems that are subject to regulation domestically by the Federal Communications Commission and internationally by other government agencies. Although the equipment operators and not us are responsible for compliance with these regulations, regulatory changes, including changes in the allocation of available frequency spectrum and in the military standards which define the current networking environment, could materially adversely affect our operations by restricting development efforts by our customers, making current products obsolete or increasing the opportunity for additional competition. Changes in, or our failure to manufacture products in compliance with, applicable regulations could materially harm our business. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for these products, generally following extensive investigation and deliberation over competing technologies. The delays inherent in this government approval process have in the past caused and may in the future cause the cancellation, postponement or rescheduling of the installation of communication systems by our customers, which in turn may have a material adverse effect on the sale of our products to the customers.

        We are also subject to a variety of local, state and federal government regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products. The failure to comply with current or future regulations could result in the imposition of substantial fines on us, suspension of production, alteration of our manufacturing processes or cessation of operations. To date, these regulations have not had a material effect on our business, as we have neither incurred significant costs to maintain compliance nor to remedy past noncompliance.

        We believe that we operate our business in material compliance with applicable government regulations. We are not aware of any pending legislation that if enacted could materially harm our business.

        In addition to the local, state and federal government regulations, we must comply with applicable laws and obtain the approval of the regulatory authorities of each foreign country in which it operates. The laws and regulatory requirements relating to satellite communications and other wireless communications systems vary from country to country. Some countries have substantially deregulated satellite communications and other wireless communications, while other countries maintain strict and often burdensome regulations. The procedure to obtain these regulatory approvals can be time-consuming and costly, and the terms of the approvals vary for different countries. In addition, in some countries there may be restrictions on the ability to interconnect satellite communications with ground-based communications systems.

INTELLECTUAL PROPERTY

        We rely on a combination of patents, trade secrets, copyrights, trademarks, service marks and contractual rights to protect our intellectual property. We attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants, and through other security measures. Although we intend to protect our rights vigorously, we cannot assure you that these measures will be successful. In addition, the laws of some countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

        While our ability to compete may be affected by our ability to protect our intellectual property, we believe that, because of the rapid pace of technological change in the wireless personal communications industry, our technical expertise and ability to introduce new products on a timely basis will be more important in maintaining our competitive position than protection of our intellectual property and that patent, trade secret and copyright protections are important but must be supported by other factors such as the expanding knowledge, ability and experience of our personnel, new product introductions and frequent product enhancements. Although we continue to implement protective measures and intend to defend vigorously our intellectual property rights, we cannot assure you that these measures will be successful.

        In the event of litigation to determine the validity of any third party's claims, the litigation could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. The wireless communications industry has been subject to frequent litigation regarding patent and other intellectual property rights. Leading companies and organizations in the industry have numerous patents that protect their intellectual property rights in these areas. In the event of an adverse result of any litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation.

EMPLOYEES

        As of March 31, 2000, we had 380 employees (of which 28 were temporary employees), including over 194 in research and development, 14 in sales and marketing, 87 in production, and 85 in corporate, administration and production coordination. We currently employ 182 engineers, including 75 engineers who have masters degrees and seven engineers who have doctorate degrees. None of our employees are covered by a collective bargaining agreement and we have never experienced any strike or work stoppage. We believe that our relations with our employees are good.

        As of March 31, 2000, the Satellite Networks Business had 338 employees, including over 128 in research and development, 25 in sales and marketing, 161 in production, and 24 in corporate, administration and production coordination. The Satellite Networks Business employs 128 engineers. None of the employees of the Satellite Networks Business are covered by a collective bargaining agreement.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

ANY FAILURE TO SUCCESSFULLY INTEGRATE THE SATELLITE NETWORKS BUSINESS WITH OUR BUSINESS MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

        Our future performance will depend in part on whether we can integrate our operations with the operations of the Satellite Networks Business in an effective and efficient manner. Integrating our operations with the Satellite Networks Business will be a complex, time consuming and expensive process. The recent acquisition creates risks such as:

        -   disruption of our ongoing business,

        - difficulty assimilating the operations, including financial and accounting functions, sales and marketing procedures, technology and other corporate administrative functions of the combined operations,

        - difficulty in converting the Satellite Networks Business' current business information system to our system,

        - difficulty maintaining relationships with present and potential customers, distributors and suppliers of the Satellite Networks Business due to uncertainties regarding service, production quality and prices,

        - diversion of attention of our senior management team from existing operations and other potential business opportunities, and

        - problems hiring and retaining key employees who were previously employed by Scientific-Atlanta in the Satellite Networks Business.

We cannot guarantee that we will successfully integrate our operations with the operations of the Satellite Networks Business. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

THE SATELLITE NETWORKS BUSINESS HAS A HISTORY OF LOSSES AND MAY CONTINUE TO EXPERIENCE LOSSES IN THE FUTURE

        Since its fiscal year 1998, the Satellite Networks Business has incurred substantial net losses. Although we believe that, as part of the integration of our commercial business with the Satellite Networks Business, we can implement cost savings and operational efficiencies that will improve the Satellite Networks Business' financial performance, we cannot assure you that the Satellite Networks Business will become profitable in the foreseeable future, if at all. If the Satellite Networks Business fails to achieve profitability, that failure could materially harm our business and impair the value of our common stock.

THE RECENT ACQUISITION OF THE SATELLITE NETWORKS BUSINESS WILL RESULT IN COSTS OF INTEGRATION AND ACQUISITION EXPENSES THAT COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

        If the benefits of the acquisition of the Satellite Networks Business do not exceed the costs associated with the acquisition, our financial results could be adversely affected. We estimate that, the total purchase price will be approximately $60 million, (including post-closing adjustments).

A portion of the costs in excess of the purchase price will likely be associated with integrating our operations with the operations of the Satellite Networks Business, including the elimination of duplicative operations and consolidation of administrative, financial and accounting functions, sales and marketing operations, support and research and development activities. Actual costs may substantially exceed our estimates. In addition, unanticipated expenses associated with integrating the Satellite Networks Business into our business may arise.

WE FACE RISKS FROM OUR OPERATION OF THE SATELLITE NETWORKS BUSINESS

        Although the Satellite Networks Business had historically been operated as a separate division of Scientific-Atlanta, the Satellite Networks Business had neither been operated as a stand-alone business nor conducted without the benefit of the financial resources or trade name of Scientific-Atlanta. Under the terms of the asset purchase agreement, we will be entitled to use Scientific-Atlanta trademarks for products made or distributed by the Satellite Networks Business for a period of six months after the closing. However, we cannot assure you that we will not encounter financial, managerial or other difficulties as a result of operating the Satellite Networks Business independent of the resources provided by Scientific-Atlanta. If we are unable to successfully address any of the foregoing risks, it could materially harm our business and impair the value of our common stock.

WE FACE RISKS ASSOCIATED WITH OUR ACQUISITION AGREEMENT WITH SCIENTIFIC-ATLANTA

        In connection with the recent acquisition of the Satellite Networks Business, we entered into an asset purchase agreement and other related agreements with Scientific-Atlanta. The acquisition agreement contemplates post-closing adjustments to the purchase price which may require us to pay additional amounts to Scientific-Atlanta after the closing or may require Scientific-Atlanta to pay additional amounts to us. In addition, we and Scientific-Atlanta will have additional payment obligations, including indemnification obligations, under both the acquisition agreement and the related agreements. If our payment obligations significantly increase, or if Scientific-Atlanta fails or delays in making its required payments, it could materially harm our business and impair the value of our common stock.

WE FACE RISKS FROM CHANGES IN THE ALLOCATION OF THE PURCHASE PRICE OF THE SATELLITE NETWORKS BUSINESS

        The acquisition of the Satellite Networks Business will be accounted for by the purchase method of accounting. Under purchase accounting, the total purchase price will be allocated to the tangible and intangible assets and liabilities of the Satellite Networks Business based upon their respective fair values as of the closing of the acquisition based on valuations and other studies which are not yet available. We have not made a final determination as to the value of the Satellite Networks Business' in-process research and development, if any. To the extent that a portion of the purchase price would be allocated to in- process research and development, generally accepted accounting principles would require that this amount be written off as a one-time charge to operations. Consequently, the amounts reflected in the pro forma financial information are subject to change, and the final amounts may differ significantly.

OUR RELIANCE ON U.S. GOVERNMENT CONTRACTS COULD HARM OUR BUSINESS

        Approximately 92% of our revenues for fiscal year 1999 and approximately 76% of our revenues for fiscal year 2000 were derived from U.S. government applications. While the recent acquisition of the Satellite Networks Business will substantially reduce our dependence on U.S. government business in the near term, such business will continue to represent a significant portion of our revenues for the foreseeable future. U.S. government business exposes us to various risks, including:

        -   unpredictable contract or project terminations,

        - reductions in government funds available for our projects due to government policy changes, budget cuts and contract adjustments,

        -   penalties arising from post-award contract audits,

        -   cost audits in which the value of our contracts may be reduced,

        - higher-than-expected final costs, particularly relating to software and hardware development, for work performed under contracts where we commit to specified deliveries for a fixed price,

        - limited profitability from cost-reimbursement contracts under which the amount of profit is limited to a specified amount, and

        - unpredictable cash collections of unbilled receivables that may be subject to acceptance of contract deliverables by the customer and contract close-out procedures, including government approval of final indirect rates.

In addition, substantially all of our U.S. government backlog scheduled for delivery can be terminated at the convenience of the U.S. government since orders are often placed well before delivery, and our contracts typically provide that orders may be terminated with limited or no penalties. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

OUR SUCCESS DEPENDS ON OUR ABILITY TO GROW OUR COMMERCIAL BUSINESS

        To date, our internal growth has been driven largely by our success in meeting the need for advanced communications products for the U.S. military. We have been increasing our focus in recent years on offering satellite-based communications products to address commercial market needs. We believe our recent acquisition of the Satellite Networks Business gives us the scale and scope to become a larger player in this market. Our goal is to leverage our advanced technology and capabilities to capture a significant share of the global satellite services and equipment segment of the high-growth broadband communications market. However, we cannot assure you that we will be able to grow our commercial satellite communications business or that we will be able to compete effectively in the commercial market in the future. If we are unable to grow our commercial business or compete effectively in the commercial market in the future, it could materially harm our business and impair the value of our common stock.

A SIGNIFICANT PORTION OF OUR REVENUE IS DERIVED FROM A FEW OF OUR CONTRACTS

        A small number of our contracts account for a significant percentage of our revenues. Historically, our largest revenue producing contracts have been U.S. government contracts related to our UHF DAMA technology, which generated approximately 51% of our revenues for our fiscal year 1999 and 33% of our revenues for fiscal year 2000. Our five largest contracts generated approximately 61% of our revenues for fiscal year 1999 and 35% of our revenues for fiscal year 2000. Termination or disruption of these contracts, or our inability to renew or replace these contracts when they expire, could materially harm our business and impair the value of our common stock.

OUR SUCCESS DEPENDS UPON THE DEVELOPMENT OF NEW SATELLITE AND OTHER WIRELESS COMMUNICATIONS PRODUCTS AND OUR ABILITY TO GAIN ACCEPTANCE OF THESE PRODUCTS

        The wireless communications market in general, and the satellite communications market in particular, are subject to rapid technological change, frequent new and enhanced product introductions, product obsolescence and changes in user requirements. Our ability to compete successfully in these markets depends on our success in applying our expertise and technology to existing and emerging satellite and other wireless communications markets. Our ability to compete in these markets also depends in large part on our ability to successfully develop, introduce and sell new products and enhancements on a timely and cost-effective basis that respond to ever changing customer requirements. Our ability to successfully introduce new products depends on several factors, including:

        - successful integration of various elements of our complex technologies and system architectures,

        -   timely completion and introduction of new product designs,

        -   achievement of acceptable product costs,

        - timely and efficient implementation of our manufacturing and assembly processes and cost reduction efforts,

        - establishment of close working relationships with major customers for the design of their new wireless communications systems incorporating our products,

        -   development of competitive products by competitors, and

        -   market acceptance of our new products.

We cannot assure you that our product development efforts for communications products will be successful or that any of our new products we develop will achieve market acceptance. We may experience difficulties that could delay or prevent us from successfully selecting, developing, manufacturing or marketing new products or enhancements. We cannot assure you that defects will not be found in our products after we begin deliveries, which could result in the delay or loss of market acceptance. If we are unable to design, manufacture, integrate, and market profitable new products for existing or emerging communications markets, it could materially harm our business and impair the value of our common stock.

OUR SUCCESS DEPENDS UPON THE GROWTH OF COMMERCIAL WIRELESS COMMUNICATIONS
MARKETS

        A number of the commercial markets for our products in the wireless communications area, including our DAMA products, have only recently developed. Because these markets are relatively new, it is difficult to predict the rate at which these markets will grow, if at all. If the markets for commercial wireless communications products fail to grow, or grow more slowly than anticipated, our business could be materially harmed. Conversely, to the extent that growth in these markets results in capacity limitations in the wireless communications area, it could materially harm our business and impair the value of our common stock.

WE DEPEND HEAVILY ON THE VSAT MARKET

        We derived approximately 5% of our product revenues for fiscal year 1999 and approximately 24% of our product revenues for fiscal year 2000 from sales of VSAT communications networks. While the market for VSAT communications networks and services has grown steadily since its inception in the mid-1980's, this market may not continue to grow or VSAT technology may be replaced by an alternative technology. A significant decline in this market or the replacement of VSAT technology by an alternative technology could materially harm our business and impair the value of our common stock.

ANY FAILURE BY US TO EFFICIENTLY AND EFFECTIVELY MANAGE OUR GROWTH COULD ADVERSELY AFFECT OUR BUSINESS

        Future expansion of our business may place strains on our personnel, financial and other resources. In order to successfully manage our growth we must identify, attract, motivate, train and retain highly skilled managerial, financial, engineering, business development, sales and marketing and other personnel. Competition for these types of personnel is intense. If we fail to efficiently manage our growth and compete for these types of personnel, it could adversely affect the quality of our services and, in turn, materially harm our business and impair the value of our common stock.

IF THE SELLING PRICES OF OUR PRODUCTS DECREASE, IT COULD MATERIALLY HARM OUR BUSINESS

        The average selling prices of wireless communications products historically decline over product life cycles. In particular, we expect the average selling prices of our products to decline as a result of competitive pricing pressures and customers who negotiate discounts based on large unit volumes. We also expect that competition in this industry will continue to increase. To offset these price decreases, we intend to rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacturing process of existing products and on the introduction of new products with advanced features that can be sold at higher prices. However, we cannot assure you that we will be able to obtain any yield improvements or cost reductions or introduce any new products in the future. To the extent that we do not reduce costs or introduce new products in a timely manner, or our customers' products do not achieve market acceptance, it could materially harm our business and impair the value of our common stock.

OUR DEVELOPMENT CONTRACTS MAY BE DIFFICULT FOR US TO COMPLY WITH AND MAY EXPOSE US TO DAMAGES

        The wireless communications industry is characterized by rapid technological change. We are often party to government and commercial contracts that involve the development of new products. We derived 57% of our revenues for fiscal year 1999 and 46% of our revenues for fiscal year 2000 from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you that we will comply with these performance obligations or meet these project milestones. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones. In the past, when we have not complied with the performance obligations or project milestones in a contract, generally, the other party has not elected to terminate the contract or seek damages from us. However, we cannot assure you that in the future other parties will not terminate their contracts or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

WE MAY EXPERIENCE LOSSES FROM OUR FIXED-PRICE CONTRACTS

        Approximately 80% of our revenues for fiscal year 1999 and 79% of our revenues for fiscal year 2000 were derived from contracts with fixed prices. We assume greater financial risk on fixed-price contracts than on other types of contracts since if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. We believe that an increasing percentage of our contracts will be at fixed prices in the future. Although we believe that we adequately estimate costs for fixed-price contracts, we cannot assure you that our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

WE EXPECT TO INCREASE OUR RESEARCH AND DEVELOPMENT COSTS WHICH COULD SIGNIFICANTLY REDUCE OUR PROFITABILITY

        Our future growth depends on penetrating new markets, adapting existing satellite communications products to new applications, and introducing new communications products that achieve market acceptance. Accordingly, we are actively applying our communications expertise to design and develop new hardware and software products and enhance existing products. We expended $7.6 million in fiscal year 1999 and fiscal year 2000 on research and development activities. Since we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the near future. Additionally, even if adequately funded, our research and development program may not produce successful results, which could materially harm our business and impair the value of our common stock.

OUR RELIANCE ON A LIMITED NUMBER OF THIRD PARTIES TO MANUFACTURE OUR PRODUCTS EXPOSES US TO VARIOUS RISKS

        Our internal manufacturing capacity is limited and we do not intend to expand that capability in the foreseeable future. We rely on a limited number of contract manufacturers to produce our products and expect to rely increasingly on these manufacturers in the future. Some components, subassemblies and services necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers. In particular, Texas Instruments is a sole source supplier of digital signal processing chips, which are critical components in substantially all of our products. In addition, we plan to increase our reliance on contract manufacturing by engaging additional contract manufacturers to produce the products that are currently being manufactured by the Satellite Networks Business.

        Our reliance on contract manufacturers and on sole suppliers or a limited group of suppliers involves several risks. We may not be able to obtain an adequate supply of required components, and our control over the price, timely delivery, reliability and quality of finished products may be reduced. The process of manufacturing our products and some of our components and subassemblies is extremely complex, and we have in the past experienced and may in the future experience delays in the delivery of and quality problems with products and components and subassemblies from vendors. Some of the suppliers that we rely upon have relatively limited financial and other resources. If we are not able to obtain timely deliveries of components and subassemblies of acceptable quality or if we are otherwise required to seek alternative sources of supply, or to manufacture our finished products or components and subassemblies internally, it could delay or prevent us from delivering our systems promptly and at high quality. This failure could damage relationships with current or prospective customers, which, in turn, could materially harm our business and impair the value of our common stock.

THE MARKETS WE SERVE ARE HIGHLY COMPETITIVE AND OUR COMPETITORS MAY HAVE GREATER RESOURCES THAN US

        The wireless communications industry generally is highly competitive and competition is increasing. In addition, because our industry is evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies, products or services may be introduced into our markets. Currently, we face substantial competition from domestic and international wireless and ground-based communications service providers in the commercial and government industries. In the commercial industry, our major competitors include Hughes Network Systems and Gilat Satellite Networks Ltd., which have captured a substantial portion of the overall VSAT market over the past several years. In the government industry, our major competitors include The Titan Corporation and Rockwell International Corporation. Many of our competitors and potential competitors have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources, and control over central communications networks. In addition, some of our customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with us at any time. Increased competition from any of these or other entities could materially harm our business and impair the value of our common stock.

WE DEPEND ON A LIMITED NUMBER OF KEY EMPLOYEES WHO WOULD BE DIFFICULT TO REPLACE

        We depend on a limited number of key technical, marketing and management personnel to manage and operate our business. In particular, we believe that our success depends to a significant degree on our ability to attract and retain highly skilled personnel, including our President and Chief Executive Officer, Mark D. Dankberg, and those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for these types of personnel is intense, and the loss of key employees could materially harm our business and impair the value of our common stock. We do not have employment agreements with any of our officers. We have obtained a key person insurance policy on the life of Mr. Dankberg.

OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY IS LIMITED AND INFRINGEMENT CLAIMS AGAINST US COULD RESTRICT OUR ABILITY TO CONDUCT BUSINESS

        Our success depends significantly on our ability to protect our proprietary rights to the technologies we use in our products and services. If we are unable to protect our proprietary rights adequately, our competitors could use the intellectual property that we have developed to enhance their own products and services, which could materially harm our business and impair the value of our common stock. We currently rely on a combination of patents, trade secret laws, copyrights, trademarks, service marks and contractual rights to protect our intellectual property. We cannot assure you that the steps we have taken to protect our proprietary rights will be adequate. Additionally, the laws of some foreign countries in which our products are or may be sold do not protect our intellectual property rights to the same extent as do the laws of the United States.

        Litigation may be necessary to protect our intellectual property rights and trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. We cannot assure you that infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will not be asserted against us in the future. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights. We cannot assure you, however, that a license will be available under reasonable terms or at all. Litigation of intellectual property claims could be extremely expensive and time consuming, which could materially harm our business, regardless of the outcome of the litigation. If our products are found to infringe upon the rights of third parties, we may be forced to incur substantial costs to develop alternative products. We cannot assure you that we would be able to develop alternative products or that if these alternative products were developed, they would perform as required or be accepted in the applicable markets. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

ADVERSE REGULATORY CHANGES COULD IMPAIR OUR ABILITY TO SELL PRODUCTS

        Our products are incorporated into wireless communications systems that must comply with various government regulations. Regulatory changes, including changes in the allocation of available frequency spectrum and in the military standards and specifications which define the current satellite networking environment, could materially harm our business by (1) restricting development efforts by us and our customers, (2) making our current products less attractive or obsolete, or (3) increasing the opportunity for additional competition. Changes in, or our failure to comply with, applicable regulations could materially harm our business and impair the value of our common stock. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for these products and services, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this government approval process have caused and may continue to cause our customers to cancel, postpone or reschedule their installation of communications systems. This, in turn, may have a material adverse effect on our sales of products to our customers.

BECAUSE WE CONDUCT BUSINESS INTERNATIONALLY, WE FACE ADDITIONAL RISKS RELATED TO GLOBAL POLITICAL AND ECONOMIC CONDITIONS AND CURRENCY FLUCTUATIONS

        We anticipate that international sales will account for an increasing percentage of our revenues over the next several years. In addition, international sales represent a significant portion of the Satellite Networks Business' revenues. Many of these international sales may be denominated in foreign currencies. Since we do not currently engage in nor do we currently anticipate engaging in foreign currency hedging transactions, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could make our products less price-competitive.

        There are additional risks in conducting business internationally, including:

        -   unexpected changes in regulatory requirements,

        -   increased cost of localizing systems in foreign countries,

        -   increased sales and marketing and research and development expenses,

        -   availability of suitable export financing,

        -   timing and availability of export licenses,

        -   tariffs and other trade barriers,

        -   political and economic instability,

        -   challenges in staffing and managing foreign operations,

        -   difficulties in managing distributors,

        -   potentially adverse tax consequences, and

        -   potential difficulty in collecting accounts receivable.

In addition, some of our customer purchase agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, we may be limited in our ability to enforce our rights under these agreements and to collect damages, if awarded. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

OUR OPERATING RESULTS HAVE VARIED SIGNIFICANTLY FROM QUARTER TO QUARTER IN THE PAST AND, IF THEY CONTINUE TO DO SO, THE MARKET PRICE OF OUR COMMON STOCK COULD BE IMPAIRED

        Our operating results have varied significantly from quarter to quarter in the past and may continue to do so in the future. As a result, we believe that period-to-period comparisons of our revenues are not necessarily meaningful and you should not rely upon them as indicators of future performance. It is likely that in one or more future quarters our results may fall below the expectations of analysts and investors. In this event, the trading price of our common stock would likely decrease. The factors that cause our quarter-to-quarter operating results to be unpredictable include:

        - a complex and lengthy procurement process for most of our customers or potential customers,

        - the difficulty in estimating costs over the life of a contract, which may require adjustment in future periods,

        -   the timing, quantity and mix of products and services sold,

        -   price discounts given to some customers,

        - market acceptance and the timing of availability of our new products,

        -   the timing of customer payments for significant contracts,

        - the failure to receive an expected order or a deferral of an order to a later period, and

        -   general economic and political conditions.

If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

WE FACE POTENTIAL PRODUCT LIABILITY CLAIMS

        We may be exposed to legal claims relating to the products we sell or the services we provide. Our agreements with our customers generally contain terms designed to limit our exposure to potential product liability claims. We also maintain a product liability insurance policy for our business. However, our insurance may not cover all relevant claims or may not provide sufficient coverage. To date, we have not experienced any material product liability claims. If our insurance coverage does not cover all costs resulting from future product liability claims, it could materially harm our business and impair the value of our common stock.

THE LOSS OF SMALL BUSINESS INNOVATION RESEARCH FUNDING STATUS COULD HARM OUR BUSINESS

        We have benefited from the Small Business Innovation Research program, known as SBIR, through which the government provides research and development funding for companies with fewer than 500 employees. As we have grown, our reliance on SBIR funding for research and development has significantly decreased. Upon completion of the acquisition of the Satellite Networks Business we became ineligible for SBIR funding due to the increased size of the combined entity. We cannot assure you that our loss of SBIR funding status will not materially harm our business.

OUR EXECUTIVE OFFICERS AND DIRECTORS OWN A LARGE PERCENTAGE OF OUR COMMON STOCK AND EXERT SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL

        As of March 31, 2000 our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 32.9 % of our common stock. Accordingly, these stockholders may be able to significantly influence the board of directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. These stockholders may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. This ownership interest could also have the effect of delaying or preventing a change in control.

WE HAVE IMPLEMENTED ANTI-TAKEOVER PROVISIONS THAT COULD PREVENT AN ACQUISITION OF OUR BUSINESS AT A PREMIUM PRICE

        Some of the provisions of our certificate of incorporation and bylaws could discourage, delay or prevent an acquisition of our business at a premium price. These provisions:

        - permit the board of directors to increase its own size and fill the resulting vacancies,

        - provide for a board comprised of three classes of directors with each class serving a staggered three year term,

        -   authorize the issuance of preferred stock in one or more series, and

        -   prohibit stockholder action by written consent.

In addition, Section 203 of the Delaware General Corporation Law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock.

OUR FORWARD-LOOKING STATEMENTS ARE SPECULATIVE AND MAY PROVE TO BE WRONG

        Some of the information under "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this annual report are forward-looking statements. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this annual report that are not historical facts. When used in this annual report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed in this "Factors that May Affect Future Performance" section of the annual report, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

ITEM 2. FACILITIES

        We are headquartered in facilities consisting of approximately 180,000 square feet in Carlsbad, California, under a lease expiring in 2009. Additionally, we maintain offices in Boston, Massachusetts and Sydney, Australia. We anticipate operating additional regional sales offices in 2000 and beyond.

        ViaSat Satellite Networks operates from three facilities consisting of an aggregate of approximately 141,534 square feet located in Norcross, Georgia. These facilities are subject to leases expiring in 2002, with options to extend the terms through 2005. ViaSat Satellite Networks also maintains offices or a sales presence in the United Kingdom, Australia, China, Chile and Canada.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, we may be involved in litigation arising in the ordinary course of our business. We are not presently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended March 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the Nasdaq National Market under the symbol "VSAT." The following table sets forth the range of high and low sales prices on the Nasdaq National Market of our common stock for the periods indicated, as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

        FISCAL 1999                                     HIGH          LOW
                                                     ----------    ---------
          First Quarter                                $20.38       $13.38
          Second Quarter                                20.13         8.25
          Third Quarter                                 13.00         7.00
          Fourth Quarter                                13.00         8.75

        FISCAL 2000                                     HIGH          LOW
                                                     ----------    ---------
          First Quarter                                $15.75        $7.81
          Second Quarter                                22.25        13.31
          Third Quarter                                 55.50        18.06
          Fourth Quarter                               105.00        43.00


        To date, we have neither declared nor paid any dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operation and development of our business and, therefore, do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. As of June 21, 2000, there were 269 holders of record of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

        The following table provides selected financial information for us for each of the fiscal years in the five-year period ended March 31, 2000. The data as of and for each of the fiscal years in the five-year period ended March 31, 2000 have been derived from our audited financial statements and include, in the opinion of our management, all adjustments necessary to present fairly the data or those periods. You should consider the financial statement data provided below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes which are included elsewhere in this annual report. All amounts shown are in thousands, except per share data.




                                                                  YEARS ENDED MARCH 31,
                                                                  ---------------------
                                                 1996           1997          1998          1999          2000
                                             --------       --------      --------      --------      --------
STATEMENT OF INCOME DATA:
  Revenues                                   $ 29,017       $ 47,715      $ 64,197      $ 71,509      $ 75,880
  Cost of revenues                             20,983         33,102        40,899        44,182        45,557
                                             --------       --------      --------      --------      --------
    Gross profit                                8,034         14,613        23,298        27,327        30,323
  Operating expenses:
    Selling, general and administrative         3,400          4,752         7,862        10,093        11,269
    Independent research and
      development                               2,820          5,087         7,631         7,639         7,590
                                             --------       --------      --------      --------      --------
  Income from operations                        1,814          4,774         7,805         9,595        11,464
  Net interest income (expense)                  (231)           100           586           584           913
                                             --------       --------      --------      --------      --------
  Income before income taxes                    1,583          4,874         8,391        10,179        12,377
  Provision (benefit) for income  taxes           (50)         1,702         3,104         3,883         4,471
                                             --------       --------      --------      --------      --------
  Net income                                 $  1,633       $  3,172      $  5,287      $  6,296      $  7,906
                                             ========       ========      ========      ========      ========

  Basic net income per share                 $   0.50       $   0.66      $   0.68      $   0.79      $   0.98
                                             ========       ========      ========      ========      ========
  Diluted net income per share               $   0.28       $   0.48      $   0.65      $   0.77      $   0.91
                                             ========       ========      ========      ========      ========
  Shares used in computing basic net
  income per share                              3,267          4,810         7,801         7,977         8,097
                                             ========       ========      ========      ========      ========
  Shares used in computing diluted net
  income per share                              5,735          6,642         8,175         8,173         8,711
                                             ========       ========      ========      ========      ========



                                                                       MARCH 31,
                                             -----------------------------------------------------------
                                               1996         1997         1998         1999         2000
                                             -------      -------      -------      -------      -------
BALANCE SHEET DATA:
  Cash, cash equivalents and short-term      $ 2,297      $12,673      $ 9,208      $20,793      $19,641
  investments
  Working capital                              4,651       20,406       24,276       31,298       38,169
  Total assets                                13,262       35,674       42,793       50,016       61,930
  Notes payable, less current portion          1,747        1,428        1,544        1,243          336
  Total stockholders' equity                   5,217       23,619       29,610       36,847       45,997

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        ViaSat was incorporated in 1986 and completed its initial public offering in 1996. From 1992 to 2000, our total revenues increased at a compounded annual growth rate of approximately 44.5% through internal growth, and not through acquisitions. We have achieved 14 consecutive years of internally generated revenue growth and 13 consecutive years of profitability. Historically, our revenues have been primarily generated from contracts with the U.S. Department of Defense. Our revenues from U.S. Department of Defense applications have grown despite government budgetary constraints. Our commercial business grew from 5% of revenues in fiscal year 1999 to 24% of revenues in fiscal year 2000.

        On April 25, 2000, we acquired the Satellite Networks Business, which will substantially increase our revenue and transform us into a predominantly commercial business.

        Our revenue mix for fiscal year 2000 consisted of U.S. Department of Defense (71%), commercial customers (24%), and foreign military sales (5%). To date, our ability to grow and maintain our revenues has depended on obtaining additional sizable contract awards. It is difficult to predict the probability and timing of obtaining these awards. Generally, revenues are recognized as services are performed using the percentage of completion method, measured primarily by costs incurred to date compared with total estimated costs at completion or based on the number of units delivered. We provide for anticipated losses on contracts by charges to income during the period in which they are first identified.

        Our products and services are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Historically, approximately 72.8% for fiscal year 1998, 80.3% for fiscal year 1999, and 79.1% for fiscal year 2000, of our revenues were derived from fixed-price contracts which require us to provide products and services under a contract at a stipulated price. Our proportion of fixed-price contracts has continued to increase as our commercial business has grown and as government customers are increasingly relying on fixed-price awards. The remainder of our annual revenue was derived from cost-reimbursement contracts, under which we are reimbursed for all actual costs incurred in performing the contract to the extent that such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit, and from time-and-materials contracts which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services.

        Historically, a significant portion of our revenues has been generated from funded research and development contracts. The research and development efforts are conducted in direct response to the specific requirements of a customer's order and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development were approximately $25.6 million or 39.9% of our total revenues during fiscal year 1998, $40.5 million or 56.6% of our total revenues during fiscal year 1999 and $35.0 million or 46.2% of our total revenues during fiscal year 2000.

        We invest in independent research and development, which is not directly funded by a third party. We expense independent research and development costs as they are incurred. Independent research and development expenses consist primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs. Independent research and development expenses were approximately 11.9% of revenues during fiscal year 1998, 10.7% of revenues during fiscal year 1999, and 10.0% of revenues during fiscal year 2000. As a government contractor, we are able to recover a portion of our independent research and development expenses pursuant to our government contracts. The newly acquired Satellite Networks Business has relied heavily on self-financed research and development, and we expect to decrease our proportion of funded research and development in future periods as a result of the acquisition.

RESULTS OF OPERATIONS

        The following table presents, as a percentage of total revenues, income statement data for the periods indicated.


                                                             YEARS ENDED MARCH 31,
                                                      --------------------------------
                                                        1998         1999         2000
                                                      ------       ------       ------
Revenues .......................................       100.0%       100.0%       100.0%
Cost of revenues ...............................        63.7         61.8         60.0
                                                      ------       ------       ------
  Gross profit .................................        36.3         38.2         40.0
Operating expenses:
  Selling, general and administrative ..........        12.2         14.1         14.9
  Independent research and development .........        11.9         10.7         10.0
                                                      ------       ------       ------
Income from operations .........................        12.2         13.4         15.1
Income before income taxes .....................        13.1         14.2         16.3
Provision for income taxes .....................         4.8          5.4          5.9
Net income .....................................         8.2          8.8         10.4


FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

        Revenues. Revenues increased 6.1% from $71.5 million for fiscal year 1999 to $75.9 million for fiscal year 2000. This was primarily due to an increase in our commercial revenues as a result of our recent Science Applications International Corporation (SAIC) and Star Cruises Management Ltd. commercial broadband contracts, offset in part by lower revenues from volumes of selected UHF defense products.

        Gross Profit. Gross profit increased 11.0% from $27.3 million (38.2% of revenues) for fiscal year 1999 to $30.3 million (40.0% of revenues) for fiscal year 2000. The increase in gross profit was primarily due to an improvement in our commercial margins as a result of greater commercial volumes and increased operating efficiencies in the commercial business.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 11.7% from $10.1 million (14.1% of revenues) for fiscal year 1999 to $11.3 million (14.9% of revenues) for fiscal year 2000. The increase in selling, general and administrative expenses reflects increased expenditures relating to the marketing of commercial products, increased business development and bid and proposal expenses for defense programs, and additional administrative staffing. Selling, general and administrative expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some selling, general and administrative expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

        Independent Research and Development. Independent research and development expenses remained at $7.6 million for both fiscal years but decreased as a percent of revenues (10.7% of revenues for fiscal 1999 and 10.0% for fiscal 2000.) The decrease as a percentage of sales resulted in part from the award of funded development contracts related to our commercial products, and from the overall increase in sales.

        Interest Expense. Interest expense decreased from $250,000 for fiscal year 1999 to $157,000 for fiscal year 2000. Interest expense relates to loans for the purchase of capital equipment, which are generally three year variable-rate term loans. Total outstanding equipment loans were $2.5 million at March 31, 1999 and $1.2 million at March 31, 2000.

        Interest Income. Interest income increased from $834,000 for fiscal year 1999 to $1.1 million for fiscal year 2000. This increase resulted from higher average invested cash balances and higher yields, offset in part by a decrease in interest income from overdue government receivables from $102,000 for fiscal year 1999 to $45,000 for fiscal year 2000.

        Provision for Income Taxes. Our effective income tax rate decreased from 38% for fiscal year 1999 to 36% for fiscal year 2000. The decrease relates primarily to greater than anticipated research and development tax credits in prior years.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

        Revenues. Our revenues increased 11.4% from $64.2 million in fiscal year 1998 to $71.5 million in fiscal year 1999. This increase was primarily due to increases in revenues generated by government development and production programs. These increases were partially offset by a decrease in revenues related to our commercial business as we shifted our commercial focus from telephony applications to pursue larger commercial data network opportunities.

        Gross Profit. Gross profit increased 17.3% from $23.3 million (36.3% of revenues) in fiscal year 1998 to $27.3 million (38.2% of revenues) in fiscal year 1999. The increase in gross profit was primarily the result of increased recovery of independent research and development expenditures and a mix of higher margin products in our sales for fiscal year 1999 relative to the prior year. In addition, some long-term contracts realized higher profits than initially expected. The increases were offset in part by a write-down of StarWire inventory to the lower of cost or market in connection with the shift in our commercial business strategy.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 28.4% from $7.9 million (12.2% of revenues) in fiscal year 1998 to $10.1 million (14.1% of revenues) in fiscal year 1999. We increased our business development and administrative staffing in support of both defense and commercial programs. Bid and proposal expenses increased from $1.5 million in fiscal year 1998 to $1.8 million in fiscal year 1999.

        Independent Research and Development. Independent research and development expenses remained at $7.6 million for both years, but decreased as a percentage of revenues from 11.9% of revenues in fiscal year 1998 to 10.7% of revenues in fiscal year 1999. The decrease as a percentage of sales resulted from the overall increase in sales.

        Interest Expense. Interest expense increased 18.5% from $211,000 in fiscal year 1998 to $250,000 in fiscal year 1999. Interest expense relates to loans for the purchase of capital equipment. Total outstanding equipment loans were $2.6 million at March 31, 1998 and $2.5 million at March 31, 1999.

        Interest Income. Interest income increased 4.6% from $797,000 in fiscal year 1998 to $834,000 in fiscal year 1999. Interest income relates to interest earned on cash and short-term investments, as well as overdue government receivables where interest income increased from $17,000 in fiscal year 1998 to $102,000 in fiscal year 1999.

        Provision for Income Taxes. Our effective income tax rate increased from 37% in fiscal year 1998 to 38% in fiscal year 1999. Our effective income tax rate increased due to expected limitations on our research and development tax credits.

BACKLOG

        We had firm backlog of $44.9 million at March 31, 1999, of which $36.8 million was funded, not including options of $45.2 million. As of March 31, 2000, we had firm backlog of $88.2 million, of which $58.6 million was funded. Of the $88.2 million in firm backlog at March 31, 2000, approximately $43.0 million is expected to be delivered in fiscal year 2001, approximately $29.6 million is expected to be delivered in fiscal year 2002 and the balance is expected to be delivered in fiscal year 2003 and thereafter. The increase in backlog results from growth in total awards for both commercial and defense products from $43.7 million for fiscal year 1999 to $119.3 million for fiscal year 2000. We include in our backlog only those orders for which we have accepted purchase orders. Our firm backlog does not include contract options of $53.3 million. These options include $44.6 million of Indefinite Delivery/Indefinite Quantity

(IDIQ) contracts for our UHF DAMA satellite communications products and $6.6 million of IDIQ contracts for our other products.

        Backlog is not necessarily indicative of future sales. A majority of our backlog from U.S. military contracts scheduled for delivery can be terminated at the convenience of the government since orders are often made substantially in advance of delivery, and our contracts typically provide that orders may be terminated with limited or no penalties. In addition, purchase orders may present product specifications that would require us to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the related purchase order.

        The backlog amounts as presented are comprised of funded and unfunded components. Funded backlog represents the sum of contract amounts for which funds have been specifically obligated by customers to contracts. Unfunded backlog represents future amounts that customers may obligate over the specified contract performance periods. Our customers allocate funds for expenditures on long-term contracts on a periodic basis. Our ability to realize revenues from government contracts in backlog is dependent upon adequate funding for such contracts. Although funding of our government contracts is not within our control, our experience indicates that actual contract fundings have ultimately been approximately equal to the aggregate amounts of the contracts.


LIQUIDITY AND CAPITAL RESOURCES


        We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. Cash provided by operating activities was $3.7 million and $13.3 million for fiscal year 2000 and fiscal year 1999, respectively. The relative decrease in cash provided from operating activities for fiscal year 2000 compared to the prior year was primarily due to an increase in accounts receivable. The increase in accounts receivable resulted from the high volume of sales in the fourth quarter of fiscal year 2000, and the timing of milestone billings on certain defense contracts. Days sales outstanding were higher during fiscal year 2000 due in part to delays in payments on some government contracts. The payments were delayed due to processing delays at the government paying offices, but have since been paid.

        Cash provided from investing activities in fiscal year 2000 was $9.8 million as compared to cash used in investing activities for the fiscal year 1999 of $11.4 million. During fiscal year 2000, $14.7 million in short-term investments matured and were reinvested into investments classified as cash equivalents. This was offset in part by $4.8 million of purchases of property and equipment in fiscal year 2000, primarily consisting of test equipment and computers.

        Cash provided by financing activities for fiscal years 2000 and 1999 was $25,000 and $799,000, respectively. This decrease was primarily the result of reduced borrowings for equipment financing, offset in part by increased proceeds from common stock.

        At March 31, 1999, we had $6.0 million in cash and cash equivalents, $14.8 million in short-term investments, $31.3 million in working capital and $2.5 million in long-term debt which consisted of equipment financing. At March 31, 2000, we had $19.6 million in cash, cash equivalents and short-term investments, $38.2 million in working capital and $1.2 million in equipment financing. We had no outstanding borrowings under our line of credit at March 31, 2000.

        We received a commitment from Union Bank of California and Washington Mutual Bank to provide a total credit facility of $50.0 million for to the acquisition of the Satellite Networks Business. This facility also provided for a secured revolving credit facility of $25 million for general working capital. We did not use the acquisition financing and are now in the process of negotiating the terms of the $25 million revolving line of credit facility.

        Our future capital requirements will depend upon many factors, including the progress of our research and development efforts, expansion of our marketing efforts, the nature and timing of orders and the ability to improve the financial results of the Satellite Networks Business. We believe that our current cash balances and net cash expected to be provided by operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities. Our working capital requirements are likely to increase as a result of the acquisition of the Satellite Networks Business.

SUMMARIZED QUARTERLY DATA (UNAUDITED)

        The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. Summarized quarterly data for fiscal years 1999 and 2000 are as follows (in thousands, except per share data):


                                       1st Quarter      2nd Quarter      3rd Quarter     4th Quarter
                                       -----------      -----------      -----------     -----------
1999
Revenues                                 $16,304          $18,037          $18,928         $18,240
Gross profit                               6,472            6,809            6,527           7,519
Income from operations                     2,177            2,127            2,485           2,806
Net income                                 1,389            1,377            1,657           1,873
Basic net income per share                  0.18             0.17             0.21            0.23
Diluted net income per share                0.17             0.17             0.20            0.23

2000
Revenues                                 $17,035          $17,017          $18,041         $23,787
Gross  profit                              7,326            7,459            7,548           7,990
Income from operations                     2,788            2,736            2,616           3,324
Net income                                 1,805            1,804            2,007           2,290
Basic net income per share                  0.22             0.22             0.25            0.28
Diluted net income per share                0.22             0.22             0.23            0.26




ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Our market risks at March 31, 2000, pursuant to Item 7A are minimal and therefore are not separately disclosed.

ITEM 8. FINANCIAL STATEMENTS

        Our financial statements at March 31, 2000 and 1999, and for each of the three years in the period ended March 31, 2000, and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in this Report on pages F-1 through F-14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item will be set forth under the captions "Election of Directors" and "Executive Officers" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2000 Annual Meeting of Stockholders (the "Proxy Statement"), which is incorporated by reference herein.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                  PAGE
                                                                                 NUMBER
                                                                                 ------
 (a)    Documents filed as part of the report:
        (1)           Report of Independent Accountants                            F-1
                      Balance Sheet as of March 31, 1999 and 2000                  F-2
                      Statement of Income for the years ended March 31, 1998,
                      1999 and 2000                                                F-3
                      Statement of Cash Flows for the years ended March 31,
                      1998, 1999 and 2000                                          F-4
                      Statement of Stockholders' Equity  for the years ended
                      March 31, 1998, 1999 and 2000                                F-5
                      Notes to Financial Statements                                F-6

        (2) Schedule II -- Valuation and Qualifying Accounts
        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        (3) Exhibits

      EXHIBIT
      NUMBERS                   DESCRIPTION OF EXHIBIT
      -------                   ----------------------
        2.1    Asset Purchase Agreement, dated January 18, 2000, by and between the Company and Scientific-Atlanta, Inc.(1)

        3.1    Amended and Restated Certificate of Incorporation.(2)

        3.2    Bylaws.(2)

        4.1    Form of Common Stock Certificate.(2)

        10.1 Warrants to purchase shares of common stock of the Company issued to Scientific-Atlanta, Inc.(3)

        10.2 Form of Invention and Confidential Disclosure Agreement by and between the Company and each employee of the Company.(2)

        10.3   ViaSat, Inc. 1993 Stock Option Plan (the "1993 Stock Option
               Plan").(2)

        10.4   First Amendment to the 1993 Stock Option Plan.(4)

        10.5   Form of Incentive Stock Option Agreement under the 1993 Stock
               Option Plan.(2)

        10.6   Form of Nonqualified Stock Option Agreement under the 1993 Stock
               Option Plan.(2)

        10.7   The 1996 Equity Participation Plan of ViaSat, Inc. (the "1996
               Equity Participation Plan").(5)

        10.8   Form of Incentive Stock Option Agreement under the 1996 Equity
               Participation Plan.(2)

        10.9   Form of Nonqualified Stock Option Agreement under the 1996 Equity
               Participation Plan.(2)

        10.10  The ViaSat, Inc. Employee Stock Purchase Plan.(2)

        10.11  ViaSat, Inc. 401(k) Profit Sharing Plan.(2)

        10.12 Loan Agreement, dated as of September 15, 1995, by and between the Company and Union Bank.(2)

        10.13  Waiver and First Amendment to Loan Agreement, dated as of March
               31, 1997, by and between the Company and Union Bank.(2)

        10.14  Lease, dated March 24, 1998, by and between W9/LNP Real Estate
               Limited Partnership and the Company (6155 El Camino Real,
               Carlsbad, California).(6)

        10.15  Supply & Services Contract, dated June 2, 1996, by and between
               HCL Comnet Systems and Services Limited and the Company.(2)

        10.16 Award/Contract, effective March 29, 1996, as amended, issued by Electronic Systems Center/MCK Air Force Materiel Command, USAF to the Company.(2)

        10.17 Amendment of Award/Contract, effective February 24, 1997, issued by Electronic

      EXHIBIT
      NUMBERS                   DESCRIPTION OF EXHIBIT
      -------                   ----------------------
               Systems Center/MCK Air Force Materiel Command, USAF to the
               Company.(4)

        10.18  Award/Contract, effective October 2, 1995, issued by
               Electronic Systems Center/MCK Air Force Materiel Command,
               USAF to the Company.(2)

        10.19 Award/Contract, effective September 29, 1993, as amended, issued by Information Technology Acquisition Center to the Company.(2)

        10.20 Award Contract, effective September 21, 1994, as amended, issued by Technical Contract Management Office to the Company.(2)

        10.21  Amendment to Lease, dated January 4, 1999, by and between
               Prentiss Properties Acquisition Partners, L.P. and the Company
               (The Campus, Carlsbad, California).(7)

        10.22  Amendment to Lease, dated January 4, 1999, by and between
               Prentiss Properties Acquisition Partners, L.P. and the Company
               (5962 La Place Court, Carlsbad, California).(7)

        10.23  Lease, dated June 18, 1999, by and between Nagog Development
               Company and the Company (125 Nagog Park, Acton, Massachusetts,
               01720).(8)

        21.1   Subsidiaries.(8)

        23.1   Consent of Independent Accountants.(8)

        27.1   Financial Data Schedule.(8)

----------

(1) Incorporated by reference to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission (the "Commission") on March 6, 2000 (File No. 333-31758), as amended by Amendment No. 1 filed with the Commission on March 31, 2000 and Amendment No. 2 filed with the Commission on April 18, 2000.

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on October 1, 1996 (File No. 333-13183), as amended by Amendment No. 1 filed with the Commission on November 5, 1996, Amendment No. 2 filed with the Commission on November 20, 1996, and Amendment No. 3 filed with the Commission on November 22, 1996.

(3) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on May 8, 2000 (File No. 0-21767).

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(5) Incorporated by reference to Exhibit A to the Company's Proxy Statement relating to its 1998 Annual Meeting of Stockholders.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(8)     Filed herewith.


        (b)    REPORTS ON FORM 8-K

        A Current Report on Form 8-K was filed with the Commission on January 19, 2000 regarding the Company's acquisition of the Satellite Networks Business from Scientific-Atlanta.

        (c)    EXHIBITS

        The exhibits required by this Item are listed under Item 14(a)(3).

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   June 28, 2000


                                             ViaSat, Inc.

                                             By:  /s/  MARK D. DANKBERG
                                                  ------------------------------
                                                  Mark D. Dankberg
                                                  Chairman, President and Chief
                                                  Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                              TITLE                      DATE
            ---------                              -----                      ----
/s/ MARK D. DANKBERG                    Chairman of the Board,            June 28, 2000
---------------------------------       President and Chief
Mark D. Dankberg                        Executive Officer (Principal
                                        Executive Officer)


/s/ RICHARD BALDRIDGE                   Executive Vice President,         June 28, 2000
---------------------------------       Chief Financial Officer
Richard Baldridge                       and Chief Operating Officer
                                        (Principal Financial and
                                        Accounting Officer)


/s/ ROBERT W. JOHNSON                   Director                          June 28, 2000
---------------------------------
Robert W. Johnson


/s/ JEFFREY M. NASH                     Director                          June 28, 2000
---------------------------------
Jeffrey M. Nash


/s/ B. ALLEN LAY                        Director                          June 28, 2000
---------------------------------
B. Allen Lay


/s/ JAMES F. BUNKER                     Director                          June 28, 2000
---------------------------------
James F. Bunker


/s/ WILLIAM A. OWENS                    Director                          June 28, 2000
---------------------------------
William A. Owens

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ViaSat, Inc.

        In our opinion, the accompanying balance sheet and the related statements of income, of cash flows, of stockholders' equity present fairly, in all material respects, the financial position of ViaSat, Inc., at March 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP

San Diego, California
May 16, 2000

                                  VIASAT, INC.

                                 BALANCE SHEET

                                                                              AS OF           AS OF
                                                                            MARCH 31,        MARCH 31,
                                                                               1999             2000
                                                                           -----------      -----------
ASSETS
Current assets:
  Cash and cash equivalents .........................................      $ 6,005,000      $19,520,000
  Short-term investments ............................................       14,788,000          121,000
  Accounts receivable ...............................................       16,176,000       26,268,000
  Inventory .........................................................        2,525,000        3,122,000
  Deferred income taxes .............................................        2,358,000        1,813,000
  Other current assets ..............................................          446,000        2,167,000
                                                                           -----------      -----------
       Total current assets .........................................       42,298,000       53,011,000
Property and equipment, net .........................................        6,630,000        8,164,000
Other assets ........................................................        1,088,000          755,000
                                                                           -----------      -----------
       Total assets .................................................      $50,016,000      $61,930,000
                                                                           ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................................      $ 3,754,000      $ 8,934,000
  Accrued liabilities ...............................................        6,027,000        5,001,000
  Current portion of notes payable ..................................        1,219,000          907,000
                                                                           -----------      -----------
       Total current liabilities ....................................       11,000,000       14,842,000
                                                                           -----------      -----------
Notes payable .......................................................        1,243,000          336,000
Other liabilities ...................................................          926,000          755,000
                                                                           -----------      -----------
       Total long-term liabilities ..................................        2,169,000        1,091,000
                                                                           -----------      -----------
Commitments and contingencies (Notes 10 & 11)
Stockholders' equity:
  Series A, convertible preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31,
     1999 and 2000, respectively
  Common stock, $.0001 par value, 25,000,000 shares
     authorized; 8,034,203 and 8,196,604 shares issued and
     outstanding at March 31, 1999 and 2000, respectively ...........            1,000            1,000
  Paid in capital ...................................................       17,689,000       18,933,000
  Retained earnings .................................................       19,157,000       27,063,000
                                                                           -----------      -----------
       Total stockholders' equity ...................................       36,847,000       45,997,000
                                                                           -----------      -----------
       Total liabilities and stockholders' equity ...................      $50,016,000      $61,930,000
                                                                           ===========      ===========


                See accompanying notes to financial statements.

                                  VIASAT, INC.

                               STATEMENT OF INCOME

                                                                           YEARS ENDED MARCH 31,
                                                              --------------------------------------------------
                                                                  1998               1999               2000
                                                              ------------       ------------       ------------
Revenues ...............................................      $ 64,197,000       $ 71,509,000       $ 75,880,000
Cost of revenues .......................................        40,899,000         44,182,000         45,557,000
                                                              ------------       ------------       ------------
  Gross profit .........................................        23,298,000         27,327,000         30,323,000
Operating expenses:
  Selling, general and administrative ..................         7,862,000         10,093,000         11,269,000
  Independent research and development .................         7,631,000          7,639,000          7,590,000
                                                              ------------       ------------       ------------
Income from operations .................................         7,805,000          9,595,000         11,464,000
Other income (expense):
  Interest income ......................................           797,000            834,000          1,070,000
  Interest expense .....................................          (211,000)          (250,000)          (157,000)
                                                              ------------       ------------       ------------
Income before income taxes .............................         8,391,000         10,179,000         12,377,000
Provision for income taxes .............................         3,104,000          3,883,000          4,471,000
                                                              ------------       ------------       ------------
Net income .............................................      $  5,287,000       $  6,296,000       $  7,906,000
                                                              ============       ============       ============
Basic net income per share .............................      $       0.68       $       0.79       $       0.98
                                                              ============       ============       ============
Diluted net income per share ...........................      $       0.65       $       0.77       $       0.91
                                                              ============       ============       ============
Shares used in computing basic net income per share ....         7,801,212          7,976,848          8,096,500
                                                              ============       ============       ============
Shares used in computing diluted net income per share ..         8,174,994          8,172,660          8,711,222
                                                              ============       ============       ============

                See accompanying notes to financial statements.

                                  VIASAT, INC.

                             STATEMENT OF CASH FLOWS

                                                                                      YEARS ENDED MARCH 31,
                                                                      --------------------------------------------------
                                                                          1998               1999               2000
                                                                      ------------       ------------       ------------
Cash flows from operating activities:
  Net income ...................................................      $  5,287,000       $  6,296,000       $  7,906,000
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation ..............................................         2,182,000          2,853,000          3,292,000
     Deferred income taxes .....................................          (811,000)        (1,082,000)           843,000
  Increase (decrease) in cash resulting from changes in:
     Accounts receivable .......................................        (8,741,000)         2,880,000        (10,092,000)
     Inventory .................................................          (209,000)         2,162,000           (597,000)
     Other assets ..............................................         1,078,000             46,000         (1,686,000)
     Accounts payable ..........................................          (289,000)          (801,000)         5,180,000
     Accrued liabilities .......................................         1,318,000            940,000         (1,026,000)
     Other liabilities .........................................            58,000            (11,000)          (171,000)
                                                                      ------------       ------------       ------------
       Net cash provided by (used in) operating
          activities ...........................................          (127,000)        13,283,000          3,649,000
                                                                      ------------       ------------       ------------
Cash flows from investing activities:
  Purchases of short-term investments, net .....................        (5,918,000)        (8,870,000)        14,667,000
  Purchases of property and equipment ..........................        (4,083,000)        (2,497,000)        (4,826,000)
                                                                      ------------       ------------       ------------
       Net cash provided by (used in) investing activities .....       (10,001,000)       (11,367,000)         9,841,000
                                                                      ------------       ------------       ------------
Cash flows from financing activities:
  Tax benefit from exercise of stock options ...................                --             82,000             68,000
  Proceeds from issuance of notes payable ......................         1,448,000          1,092,000                 --
  Repayment of notes payable ...................................        (1,407,000)        (1,234,000)        (1,219,000)
  Proceeds from issuance of common stock .......................           704,000            859,000          1,176,000
                                                                      ------------       ------------       ------------
       Net cash provided by financing
          activities ...........................................           745,000            799,000             25,000
                                                                      ------------       ------------       ------------
Net increase (decrease) in cash and cash
  equivalents ..................................................        (9,383,000)         2,715,000         13,515,000
Cash and cash equivalents at beginning of year .................        12,673,000          3,290,000          6,005,000
                                                                      ------------       ------------       ------------
Cash and cash equivalents at end of year .......................      $  3,290,000       $  6,005,000       $ 19,520,000
                                                                      ============       ============       ============
Supplemental information:
  Cash paid for interest .......................................      $    211,000       $    250,000       $    157,000
                                                                      ============       ============       ============
  Cash paid for income taxes ...................................      $  3,857,000       $  4,263,000       $  4,349,000
                                                                      ============       ============       ============


                See accompanying notes to financial statements.

                                  VIASAT, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                       PREFERRED STOCK                  COMMON STOCK
                                                 -----------------------------   -----------------------------
                                                   NUMBER OF                       NUMBER OF                        PAID IN
                                                    SHARES          AMOUNT          SHARES          AMOUNT          CAPITAL
                                                 -------------   -------------   -------------   -------------   -------------
Balance at March 31, 1997 .....................             --              --       7,742,273           1,000      16,124,000
  Exercise of stock options ...................                                        126,273                         149,000
  Issuance for Employee Stock Purchase Plan ...                                         52,092                         475,000
  Payment for shares subscribed ...............
  Net income ..................................
                                                 -------------   -------------   -------------   -------------   -------------
Balance at March 31, 1998 .....................             --              --       7,920,638           1,000      16,748,000
  Tax benefit from exercise of stock options ..                                                                         82,000
  Exercise of stock options ...................                                         60,481                         334,000
  Issuance for Employee Stock Purchase Plan ...                                         53,084                         525,000
  Net income ..................................
                                                 -------------   -------------   -------------   -------------   -------------
Balance at March 31, 1999 .....................             --              --       8,034,203           1,000      17,689,000
  Tax benefit from exercise of stock options ..                                                                         68,000
  Exercise of stock options ...................                                        114,224                         681,000
  Issuance for Employee Stock Purchase Plan ...                                         48,177                         495,000
  Net income ..................................
                                                 -------------   -------------   -------------   -------------   -------------
Balance at March 31, 2000 .....................             --              --       8,196,604   $       1,000   $  18,933,000
                                                 =============   =============   =============   =============   =============

                                                    STOCKHOLDERS'
                                                        NOTES         RETAINED
                                                      RECEIVABLE       EARNINGS
                                                    -------------   -------------
Balance at March 31, 1997 .....................           (80,000)      7,574,000
  Exercise of stock options ...................
  Issuance for Employee Stock Purchase Plan ...
  Payment for shares subscribed ...............            80,000
  Net income ..................................                         5,287,000
                                                    -------------   -------------
Balance at March 31, 1998 .....................                --      12,861,000
  Tax benefit from exercise of stock options ..
  Exercise of stock options ...................
  Issuance for Employee Stock Purchase Plan ...
  Net income ..................................                         6,296,000
                                                    -------------   -------------
Balance at March 31, 1999 .....................                --      19,157,000
  Tax benefit from exercise of stock options ..
  Exercise of stock options ...................
  Issuance for Employee Stock Purchase Plan ...
  Net income ..................................                         7,906,000
                                                    -------------   -------------
Balance at March 31, 2000 .....................                --   $  27,063,000
                                                    =============   =============


                See accompanying notes to financial statements.

                                  VIASAT, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

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

Short-term Investments

        At March 31, 1999 and 2000, the Company held investments in investment grade debt securities with various maturities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and has designated all of its investments as held to maturity. The Company's investments in these securities as of March 31, 1999 and 2000 totaled $18,686,000 and $16,769,000, respectively. The Company has included $3,898,000 and $16,648,000 of these securities in cash and cash equivalents as of March 31, 1999 and 2000, respectively, as they have original maturities of less than 90 days. The remaining $14,788,000 and $121,000 as of March 31, 1999 and 2000,
respectively, have been classified as short-term investments.

Revenue Recognition

        The majority of the Company's revenues are derived from services performed under a variety of contracts including cost-plus-fixed fee, fixed-price, and time and materials contracts. Revenues from the United States Government Department of Defense and its prime contractors amounted to $58,249,000, $65,478,000 and $53,859,000 for the years ended March 31, 1998,
1999 and 2000, respectively. Revenues from commercial customers amounted to $5,941,000, $3,836,000, and $18,409,000 for the years ended March 31, 1998, 1999 and 2000 respectively. Revenues to customers in foreign countries are not significant. The Company's five largest contracts (by revenues) generated approximately 65%, 61% and 35% of the Company's total revenues for the fiscal year ended March 31, 1998, 1999 and 2000, respectively.

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

Concentration of Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade accounts receivable which are generally not collateralized. The Company limits its exposure to credit loss by placing its cash equivalents and short-term investments with high credit quality financial institutions and investing in high quality short-term debt instruments. Concentrations of credit risk with respect to receivables are generally limited because the Company performs ongoing credit evaluations. The Company also maintains reserves for potential credit losses, which it considers adequate to cover such losses.

        The Company relies on a limited number of contract manufacturers to produce its products.

Inventory

        Inventory is valued at the lower of cost or market, cost being determined by the first-in, first-out method.

Independent research and development

        Independent research and development, which is not directly funded by a third party, is expensed as incurred. Independent research and development expenses consist primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs.

        Software product development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of cost or net realizable value. Through March 31, 2000, no significant amounts were incurred subsequent to reaching technological feasibility.

Property and Equipment

        Equipment, computers, and furniture and fixtures are recorded at cost, and depreciated over estimated useful lives of three to seven years using the straight-line method. Additions to property and equipment together with major renewals and betterments are capitalized. Maintenance, repairs and minor renewals and betterments are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized.

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

Income Taxes

        Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future tax consequences resulting from differences in the financial reporting and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax credit and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred income tax expense (benefit) is the net change during the year in the deferred income tax asset or liability.

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

        At March 31, 2000, the carrying amounts of the Company's financial instruments, including cash equivalents, short-term investments, trade receivables and accounts payable, approximated their fair values due to their short-term maturities. At March 31, 2000, the estimated fair value of the Company's long-term debt approximated its carrying value, as a majority of the related borrowing rates are variable.

Segment Reporting

        Operating segments are determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company operates in one segment.


NOTE 2 -- COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

                                                           AS OF MARCH 31,
                                                 -------------------------------
                                                      1999               2000
                                                 ------------       ------------
Cash and cash equivalents:
  Investments in debt securities ..........      $  3,898,000       $ 16,648,000
  Cash ....................................         2,107,000          2,872,000
                                                 ------------       ------------
                                                 $  6,005,000       $ 19,520,000
                                                 ============       ============
Accounts receivable:
  Billed ..................................      $  7,765,000       $ 13,031,000
  Unbilled ................................         8,411,000         13,237,000
                                                 ------------       ------------
                                                 $ 16,176,000       $ 26,268,000
                                                 ============       ============

Inventory:
  Raw materials ...........................      $    914,000       $  2,263,000
  Work in process .........................         1,157,000            484,000
  Finished goods ..........................           454,000            375,000
                                                 ------------       ------------
                                                 $  2,525,000       $  3,122,000
                                                 ============       ============
Property and equipment:
  Machinery and equipment .................      $  9,249,000       $ 11,602,000
  Computer equipment ......................         4,179,000          5,642,000
  Furniture and fixtures ..................           326,000            877,000
                                                 ------------       ------------
                                                   13,754,000         18,121,000
  Less accumulated depreciation ...........        (7,124,000)        (9,957,000)
                                                 ------------       ------------
                                                 $  6,630,000       $  8,164,000
                                                 ============       ============
Accrued liabilities:
  Current portion of warranty reserve .....      $  1,440,000       $    799,000
  Accrued vacation ........................         1,143,000          1,188,000
  Accrued bonus ...........................         1,195,000          1,004,000
  Accrued 401(k) matching contribution ....           791,000            917,000
  Income taxes payable ....................           694,000                 --
  Collections in excess of revenues .......           527,000            694,000
  Other ...................................           237,000            399,000
                                                 ------------       ------------
                                                 $  6,027,000       $  5,001,000
                                                 ============       ============


NOTE 3 -- SHORT-TERM BANK BORROWINGS

        The Company's credit facilities, including the line of credit and commitment for future equipment financing, expired on December 15, 1998. The Company has received a commitment from Union Bank of California and Washington Mutual Bank to provide a secured revolving credit facility of $25 million for general working capital. ViaSat is in the process of negotiating the terms of this commitment.

NOTE 4 -- NOTES PAYABLE

                                                                              AS OF MARCH 31,
                                                                     -----------------------------
                                                                         1999              2000
                                                                     -----------       -----------
Bank installment loans, with various maturity dates through
  September 2001, total monthly payments of $86,000 with
  interest rates ranging between 8% and 9%, collateralized by
  equipment ...................................................      $ 2,462,000       $ 1,243,000
                                                                     -----------       -----------
Less current portion ..........................................       (1,219,000)         (907,000)
                                                                     -----------       -----------
                                                                     $ 1,243,000       $   336,000
                                                                     ===========       ===========

        Principal maturities of notes payable as of March 31, 2000 are summarized as follows:

YEAR ENDING MARCH 31,
---------------------
        2001 ..........         907,000
        2002 ..........         336,000
                             ----------
                             $1,243,000
                             ==========


NOTE 5 -- COMMON STOCK AND OPTIONS

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

        In November 1996, the Company adopted the ViaSat, Inc. 1996 Equity Participation Plan (the "1996 Equity Participation Plan") designed to update and replace the 1993 Stock Option Plan. The 1996 Equity Participation Plan provides for the grant to executive officers, other key employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards. A maximum of 1,250,000 shares are reserved for issuance under the 1996 Equity Participation Plan. As of March 31, 2000, the Company had granted options to purchase 1,194,250 shares of common stock under this plan with vesting terms of 3 to 5 years.

        In November 1996, the Company adopted the ViaSat, Inc. Employee Stock Purchase Plan (the "Employee Stock Purchase Plan") to assist employees in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. A maximum of 500,000 shares of common stock are reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of March 31, 2000, the Company has issued 153,353 shares of common stock under this plan.

        Transactions under the Company's stock option plans are summarized as follows:

                                                    NUMBER     EXERCISE PRICE
                                                   OF SHARES      PER SHARE
                                                  ----------    --------------
      Outstanding at March 31, 1997...........       527,018      .34 - 10.75
      Options granted.........................       269,450    12.25 - 19.81
      Options canceled........................       (13,511)     .48 - 12.75
      Options exercised.......................      (126,273)     .34 -  4.09
                                                  ----------
      Outstanding at March 31, 1998...........       656,684      .34 - 19.81
      Options granted.........................       324,000     7.38 - 17.08
      Options canceled........................      (109,908)    1.36 - 15.53
      Options exercised.......................       (60,480)     .34 - 14.13
                                                  ----------
      Outstanding at March 31, 1999...........       810,296      .48 - 19.81
      Options granted.........................       425,800     8.50 - 87.63
      Options canceled........................       (32,471)    4.09 - 15.53
      Options exercised.......................      (114,224)     .48 - 19.81
                                                  ----------
      Outstanding at March 31, 2000...........     1,089,401     1.36 - 87.63
                                                  ==========

        The following table summarizes all options outstanding and exercisable by price range as of March 31, 2000:

                                     WEIGHTED
                                     AVERAGE        WEIGHTED                        WEIGHTED
                                    REMAINING        AVERAGE                        AVERAGE
      RANGE OF        NUMBER       CONTRACTUAL      EXERCISE          NUMBER        EXERCISE
   EXERCISE PRICES  OUTSTANDING     LIFE-YEARS        PRICE         EXERCISABLE       PRICE
   --------------   ----------      ----------      ----------      ----------      ----------
   $ 1.36 -  8.50      225,040            3.57      $     5.70         114,380      $     3.41
     9.00 - 11.72      282,300            8.29           10.80          79,204           10.00
    12.25 - 15.13      193,375            7.14           13.36          90,027           13.10
    15.25 - 16.13      195,286            8.03           15.55          42,648           15.53
    16.41 - 52.31      183,400            7.48           42.44          15,168           17.07
    71.25 - 87.63       10,000            5.42           81.22               0            0.00
                    ----------                                      ----------
     1.36 - 87.63    1,089,401            6.90           17.03         341,427            9.61
                    ==========                                      ==========

NOTE 6 -- SHARES USED IN EARNINGS PER SHARE CALCULATIONS

                                                                           YEARS ENDED MARCH 31,
                                                                  ---------------------------------------
                                                                    1998           1999           2000
                                                                  ---------      ---------      ---------
Weighted average common shares outstanding used
   in calculating basic net income per share ...............      7,801,212      7,976,848      8,096,500
Weighted average options to purchase common
   stock as determined by application of the
   treasury stock method ...................................        360,118        185,452        611,585
Employee Stock Purchase Plan equivalents ...................         13,664         10,360          3,137
                                                                  ---------      ---------      ---------
Shares used in computing diluted net income per share ......      8,174,994      8,172,660      8,711,222
                                                                  =========      =========      =========

        Antidilutive shares excluded from the calculation were 18,493, 420,735, and 30,420 shares for the fiscal years ended March 31, 1998, 1999, and 2000 respectively.

NOTE 7 -- PRO FORMA EARNINGS PER SHARE

        The fair values of options granted during the years ended as reported below were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                         EMPLOYEE STOCK OPTIONS                   EMPLOYEE STOCK PURCHASE PLAN
                                  --------------------------------------       -----------------------------------
                                     1998          1999          2000           1998         1999            2000
                                  ----------    ----------    ----------       -------    ----------       -------
Expected life (in years) ...      3.50-5.50     3.50-5.00     4.99-5.00          0.50          0.50          0.50
Risk-free interest rate ....      5.65-5.68%    4.46-5.42%         5.69%         5.54%    5.66-6.22%         5.55%
Expected volatility ........          50.00%        50.00%        71.00%        50.00%        50.00%        71.00%
Expected dividend yield ....           0.00%         0.00%         0.00%         0.00%         0.00%         0.00%


        The weighted average estimated fair value of employee stock options granted during 1998, 1999, and 2000 was $6.30, $6.27, and $16.61 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during 1998, 1999 and 2000 was $4.00, $4.00 and $5.43 per share, respectively.

        For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period. The Company's pro forma information for the years ended March 31, 1998, 1999 and 2000 are as follows:

                                                                YEAR ENDED MARCH 31,
                                              ---------------------------------------------------
                                                   1998               1999               2000
                                              -------------      -------------      -------------
Net income as reported .................      $   5,287,000      $   6,296,000      $   7,906,000
Pro forma net income ...................          4,489,000          5,157,000          5,974,000
Pro forma basic earnings per share .....               0.58               0.65               0.74
Pro forma diluted earnings per share ...               0.56               0.65               0.70

NOTE 8 -- INCOME TAXES

        The provision for income taxes includes the following:

                                                                  YEARS ENDED MARCH 31,
                                                    -----------------------------------------------
                                                        1998              1999              2000
                                                    -----------       -----------       -----------
Current tax provision
     Federal .................................      $ 3,200,000       $ 3,977,000       $ 2,947,000
     State ...................................          715,000           988,000           681,000
                                                    -----------       -----------       -----------
                                                      3,915,000         4,965,000         3,628,000
                                                    -----------       -----------       -----------
Deferred tax (benefit) provision
     Federal .................................         (683,000)         (863,000)          680,000
     State ...................................         (128,000)         (219,000)          163,000
                                                    -----------       -----------       -----------
                                                       (811,000)       (1,082,000)          843,000
                                                    -----------       -----------       -----------
          Total provision for income taxes ...      $ 3,104,000       $ 3,883,000       $ 4,471,000
                                                    ===========       ===========       ===========


        Significant components of the Company's deferred tax assets and liabilities are as follows:

                                              AS OF MARCH 31,
                                         --------------------------
                                            1999            2000
                                         ----------      ----------
Deferred tax assets:
  Warranty reserve ................      $  706,000      $  418,000
  Inventory .......................       1,377,000         820,000
  Accrued vacation ................         396,000         374,000
  State income taxes ..............         335,000         231,000
  Depreciation ....................         186,000         307,000
  Other ...........................         151,000         158,000
                                         ----------      ----------
  Total deferred tax assets .......      $3,151,000      $2,308,000
                                         ==========      ==========


        A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

                                                                       YEARS ENDED MARCH 31,
                                                        -----------------------------------------------
                                                           1998              1999              2000
                                                        -----------       -----------       -----------
Tax expense at statutory rate ....................      $ 2,853,000       $ 3,461,000       $ 4,208,000
State tax provision, net of federal benefit ......          388,000           507,000           558,000
Research tax credit ..............................         (179,000)          (67,000)         (240,000)
Other ............................................           42,000           (18,000)          (55,000)
                                                        -----------       -----------       -----------
                                                        $ 3,104,000       $ 3,883,000       $ 4,471,000
                                                        ===========       ===========       ===========


NOTE 9 -- EMPLOYEE BENEFITS

        The Company has a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code. The Company may make discretionary contributions to the plan which vest equally over six years. Employees who have completed 90 days of service and are at least 21 years of age are eligible to participate in the plan. Participants are entitled, upon termination or retirement, to their vested portion of the plan assets which are held by an independent trustee. Discretionary contributions accrued by the Company during fiscal years 1998, 1999 and 2000 amounted to $671,000, $791,000 and $917,000, respectively. The cost of administering the plan is not significant.

NOTE 10 -- COMMITMENTS

        The Company leases office facilities under noncancelable operating leases with initial terms ranging from one to ten years which expire between June 2002 and December 2009. Certain of the Company's facilities leases contain option provisions which allow for extension of the lease terms. Rent expense, which is recognized on a straight-line basis, was $1,079,000, $1,312,000 and $1,939,000 in fiscal years 1998, 1999 and 2000, respectively.

        Future minimum lease payments are as follows:

        YEAR ENDING MARCH 31,
        ---------------------
             2001..........................................  $    2,422,000
             2002..........................................       2,390,000
             2003..........................................       2,380,000
             2004..........................................       2,380,000
             2005..........................................       2,380,000
             Thereafter....................................      11,106,000
                                                             --------------
                                                             $   23,058,000
                                                             ==============

NOTE 11 -- CONTINGENCIES

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

NOTE 12 -- SUBSEQUENT EVENT

        On April 24, 2000, the Company completed a secondary stock offering for the sale of 2,612,075 shares of common stock for net proceeds of approximately $73,000,000.

        On April, 25, 2000, the Company completed the acquisition of the satellite networks business (the "Satellite Networks Business") of Scientific-Atlanta, Inc. for an aggregate purchase price of approximately $59,000,000 in cash (including post-closing adjustments), plus warrants to purchase 50,000 shares of common stock valued at approximately $1,215,000.

        The Satellite Networks Business is a significant DAMA-based VSAT supplier with additional product lines addressing the non-DAMA VSAT market, the gateway market, the asset tracking and meter reading market, and the telemetry and antenna systems market. In addition, the Satellite Networks Business brings the Company a larger and more experienced commercial sales force, a significant customer base, additional research and development, and engineering capabilities. The Company has moved the headquarters of our commercial business to the Satellite Networks Business facilities in Norcross, Georgia.

        The acquisition will be accounted for by the purchase method of accounting as defined in APB Opinion No. 16. Under purchase accounting, the total purchase price will be allocated to the tangible and intangible assets and liabilities of the Satellite Networks Business based on valuations and other studies which are not yet available. We have not made a final determination as to the value of the Satellite Networks Business's in-process research and development, if any. To the extent that a portion of the purchase price would be allocated to in-process research and development, generally accepted accounting principles would require that this amount be written off as a one-time charge to operations. Consequently, the amounts reflected in the pro forma financial statements are subject to change, and the final amounts may differ significantly.

        The following unaudited pro forma condensed combined financial information give effect to the acquisition as of April 1, 1999. Because the Satellite Networks Business has been operated as a division of Scientific-Atlanta, its results may not reflect those that would have resulted had it operated as an independent or as a part of ViaSat. The pro forma information does not reflect (1) the effects of the anticipated post-acquisition cost savings or restructuring efficiencies or (2) any interest income attributable to the net cash proceeds of this offering not utilized for the acquisition. When reviewing the following pro forma information, you should note that:

- The pro forma condensed combined financial information combines ViaSat's income statement for its fiscal year ended March 31, 2000 with the Satellite Network Business' unaudited income statement for the twelve months ended March 31, 2000.

                                                 Year Ended
                                               March 31, 2000
(in thousands, except per share data)           (unaudited)
                                                -----------
Revenues....................................    $   162,280
Net Income..................................          1,270
Earnings per share
  Basic.....................................    $       .12
  Diluted...................................    $       .11
Weighted average number of shares*
  Basic.....................................     10,708,575
  Diluted...................................     11,323,297


* The weighted average number of shares include the 2,612,075 shares issued in the secondary stock offering.

The unaudited pro forma financial information presented is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place on April 1, 1999 or the future results of operations of the combined entities.

                                                                     SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE THREE YEARS ENDED MARCH 31, 2000

                                                                  ALLOWANCE
                                                                 FOR WARRANTY
DATE                                                                COSTS
----                                                            -------------
Balance, March 31, 1997.......................................   $ 1,316,000
         Provision............................................     1,048,000
         Write-off............................................      (510,000)
                                                                 -----------
Balance, March 31, 1998.......................................     1,854,000
         Provision............................................       624,000
         Write-off............................................      (707,000)
                                                                 -----------
Balance, March 31, 1999.......................................     1,771,000
         Provision............................................        66,000
         Write-off............................................      (788,000)
                                                                 -----------
Balance, March 31, 2000                                          $ 1,049,000
                                                                 ===========