Form 10-K405/A
period 2000-03-31
VIASAT INC
filed 2000-07-31
CIK 797721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

       (Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER (0-21767)

                                  VIASAT, INC.
                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                        33-0174996
  (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

                 6155 EL CAMINO REAL, CARLSBAD, CALIFORNIA 92009
                                 (760) 476-2200
    (ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER, INCLUDING ARE A CODE ,
                         OF PRINCIPAL EXECUTIVE OFFICES)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $ .0001 PAR VALUE

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, as of July 26, 2000, was approximately $372,275,000 (based on the closing price for shares of the registrant's Common Stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of shares outstanding of the registrant's Common Stock, $.0001 par value, as of July 26, 2000, was 10,896,726.

   The following items of ViaSat, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 are hereby amended. Each such item is set forth in its entirety, as amended.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                  AGE                      POSITION
----                                  ---                      --------
Mark D. Dankberg................      45       Chairman of the Board, President and Chief Executive Officer
Richard A. Baldridge............      42       Vice President and Chief Financial Officer
Gregory D. Monahan..............      55       Vice President -- Administration, General Counsel and Secretary
Claude Hashem...................      46       Vice President and General Manager of Electronics Systems Group
Thomas M. Wittenschlaeger.......      42       Vice President and General Manager of Commercial Products Group
Stephen W. Cable................      45       Vice President -- Strategic Development
James P. Collins................      56       Vice President -- Business Development of Electronics Systems Group
Mark J. Miller..................      40       Vice President, Chief Technical Officer and Assistant Secretary
Steven R. Hart..................      47       Vice President -- Engineering and Chief Technical Officer
Robert L. Barrie................      56       Vice President -- Operations
James F. Bunker.................      66       Director
Dr. Robert W. Johnson...........      50       Director
B. Allen Lay....................      65       Director
Dr. Jeffrey M. Nash.............      52       Director
William A. Owens................      60       Director

        MARK D. DANKBERG was a founder of ViaSat and has served as Chairman of the Board, President and Chief Executive Officer of ViaSat since its inception in May 1986. Mr. Dankberg also serves as a director of REMEC, Inc., a publicly-held company that manufactures microwave multi-function modules, and Connected Systems, a privately-held company that develops and manufactures digital voice messaging systems. Prior to founding ViaSat, he was Assistant Vice President of M/A-COM Linkabit, a manufacturer of satellite telecommunications equipment, from 1979 to 1986 and Communications Engineer for Rockwell International Corporation from 1977 to 1979. Mr. Dankberg holds B.S.E.E. and M.E.E. degrees from Rice University.

        RICHARD A. BALDRIDGE joined ViaSat in April 1999 as Vice President and Chief Financial Officer. Prior to joining ViaSat, Mr. Baldridge served as Vice President and General Manager of Raytheon Corporation's Training Systems Division from January 1998 to April 1999. From June 1994 to December 1997, Mr. Baldridge served as Chief Operating Officer, Chief Financial Officer and Vice President -- Finance and Administration for Hughes Information Systems and Hughes Training Inc., prior to their acquisition by Raytheon in 1997. Mr. Baldridge's other experience includes various senior financial management roles with General Dynamics Corporation. Mr. Baldridge also serves as a director of Jobs for America's Graduates and the National Alliance of Business (NAB). Mr. Baldridge holds a B.S. degree in Business Administration, with an emphasis in Information Systems, from New Mexico State University.

        GREGORY D. MONAHAN has served as Vice President, General Counsel and Secretary of ViaSat since April 1999 and as Vice President, Chief Financial Officer and General Counsel from December 1988 to April 1999. Prior to joining ViaSat, Mr. Monahan was Assistant Vice President of M/A-COM Linkabit from 1978 to 1988. Mr. Monahan holds a J.D. degree from the University of San Diego and B.S.M.E. and M.B.A. degrees from the University of California, Berkeley.

        CLAUDE J. HASHEM joined ViaSat in May 2000 as Vice President and General Manager for the Electronic Systems Group. Prior to joining ViaSat Mr. Hashem served as Vice President and Program Director of Global Hawk Unmanned Aerial Vehicle at Northrop Grumman from April 1997 to May 2000. From 1991 to April 1997 Mr. Hashem held various positions at Lockheed Martin, including Director, Deputy Program Director and Manager. Mr. Hashem holds a B.S. degree in Electrical Engineering from Villanova University.

        THOMAS M. WITTENSCHLAEGER joined ViaSat in October 1998 as Vice President and General Manager of the Commercial Products Group. Mr. Wittenschlaeger served as Director, International Finance and Business Assessment of Hughes Space and Communication from April 1997 to October 1998. From April 1994 to March 1997, Mr. Wittenschlaeger held various positions at Hughes, including Vice President -- Business Development, Assistant Division Manager, Command and Control Systems Division, and Director -- Business Assessment and Member of the Technical Staff. Mr. Wittenschlaeger holds a B.S. in Electrical Engineering from the U.S. Naval Academy and co-founded the University of California, Los Angeles' Executive Program in Marketing. Mr. Wittenschlaeger is also a graduate of the Executive Program in Business at the University of California, Los Angeles.

        STEPHEN W. CABLE joined ViaSat in October 1998 as Vice President -- Strategic Development. Prior to joining ViaSat, Mr. Cable served as Director of Satcom Systems of Rockwell International Corporation's Collins Government Systems Division from September 1997 to October 1998. From October 1994 to August 1997, Mr. Cable held various positions with Rockwell in its Communications Systems Division, including Director of Advanced Programs, Director of Engineering, Acting General Manager, Vice President Rockwell Global Wireless business initiative and Chairman of the Strategic Planning Council for the Communications Systems Division. Mr. Cable holds B.S.E.E. and M.S.E. degrees in Electrical Engineering from Rice University.

        JAMES P. COLLINS has served as Vice President -- Business Development of the Electronics Systems Group since March 1997 and as Vice President of Business Development of ViaSat since December 1988. Prior to joining ViaSat, Mr. Collins was Assistant Vice President of M/A-COM Linkabit from 1982 to 1988. Mr. Collins was a Director of Marketing while at General Dynamics Corporation from 1976 to 1982 and prior to that served on active duty in the U.S. Army for ten years. Mr. Collins currently serves in the U.S. Army Reserve as a Brigadier General. He holds a B.A. degree from Hofstra University and a M.S. degree in Geodetic Science from Ohio State University.

        MARK J. MILLER was a founder of ViaSat and has served as Vice President and Chief Technical Officer of ViaSat since 1993 and as Engineering Manager since 1986. Prior to joining ViaSat, Mr. Miller was a Staff Engineer at M/A-COM Linkabit from 1983 to 1986. Mr. Miller holds a B.S.E.E. degree from the University of California, San Diego and a M.S.E.E. degree from the University of California, Los Angeles.

        STEVEN R. HART was a founder of ViaSat and has served as Vice President -- Engineering and Chief Technical Officer since March 1997, as Vice President and Chief Technical Officer since 1993 and as Engineering Manager since 1986. Prior to joining ViaSat, Mr. Hart was a Staff Engineer and Manager at M/A-COM Linkabit from 1982 to 1986. Mr. Hart holds a B.S. in Mathematics from the University of Nevada, Las Vegas and a M.A. in Mathematics from the University of California, San Diego.

        ROBERT L. BARRIE joined ViaSat in January 1997 as Vice President of Operations. Prior to joining ViaSat, Mr. Barrie was Vice President of Operations at Pacific Communications Sciences Inc. from 1987 to 1996. Mr. Barrie served in several positions at OAK Communications, Inc. from 1980 to 1986 including Vice President -- Program Management. Mr. Barrie was a Vice President at LaPointe Industries from 1969 to 1980. Mr. Barrie holds a B.S. degree in Business from Charter Oak State College and an M.B.A. from National University.

        JAMES F. BUNKER has been a director of ViaSat since February 1997. In July 1998, Mr. Bunker was named President and Chief Executive Officer of Video Network Communications, Inc., a publicly-held desktop video conferencing company. Since 1993, Mr. Bunker has served as President of Windsor Consulting Group, a privately-held emerging technology and business transition consulting company. From 1991 to 1993, he served as President of the VideoCipher division of General Instruments, Inc. Prior to 1991, Mr. Bunker held several senior management positions at M/A-Com Linkabit. Mr. Bunker received a B.S. degree in Electrical Engineering from Northeastern University and completed the Sloan School Senior Executive Program.

        DR. ROBERT W. JOHNSON has been a director of ViaSat since 1986. Dr. Johnson has worked in the venture capital industry since 1980, and has acted as an independent investor since 1988. Dr. Johnson currently serves as a director of Hi/fn Inc. and Previo, Inc., publicly-held companies that manufacture semiconductors and software for networking, data storage and storage management. Dr. Johnson also serves as a director of TimeLine Vista, a privately-held company that manufactures professional audio equipment. Dr. Johnson holds B.S. and M.S. degrees in Electrical Engineering from Stanford University and M.B.A. and D.B.A. degrees from Harvard Business School.

        B. ALLEN LAY has been a director of ViaSat since 1996. Since 1983, he has been a General Partner of Southern California Ventures, a venture capital company. Mr. Lay is currently a director of PairGain Technology, Inc., a publicly-held telecommunications company, Physical Optics Corporation, a privately-held optical systems company, and Waveband Corporation, a privately-held wave scanning antenna and sensor company.

        DR. JEFFREY M. NASH has been a director of ViaSat since 1987. Since 1994, he has been President of Digital Perceptions Inc., a consulting and software development firm serving the defense, communications, general aviation and commercial computer industries. From August 1995 to December 1997, he was President, Chief Executive Officer and a director of TransTech Information Management Systems, Inc., a privately-held company that produces software and mobile systems for the towing and recovery industry. From 1989 to 1994, he served as Chief Executive Officer and President of Visqus Corporation as well as Conner Technology, Inc., both subsidiaries of Conner Peripherals, Inc. Dr. Nash is currently a director of REMEC, Inc., a publicly-held company which manufactures microwave multi-function modules, Tiernan Communications, Inc., a privately-held company manufacturing high definition television equipment, Prisa Networks, a privately-held company manufacturing fiber channel networking products for high-end storage area networks, StoragePoint.com, a privately-held online storage company, and ORINCON Technology Inc., a privately-held defense and commercial technical services and software company.

        WILLIAM A. OWENS has been a director of ViaSat since August 1998. Mr. Owens has been Co-Chief Executive Officer and Vice Chairman of Teledesic LLC, a publicly-held telecommunications company, and Chairman and Chief Executive Officer of affiliated Teledesic Holdings Ltd. since August 1998. Mr. Owens was President, Chief Operating Officer and Vice Chairman of Science Applications International Corporation (SAIC), a privately-held firm, from March 1996 to August 1998. From February 1994 to February 1996, Mr. Owens was Vice Chairman of the Joint Chiefs of Staff, and the nation's second-ranking military officer. Mr. Owens has also served as Deputy Chief of Naval Operations for Resources, Warfare Requirements and Assessments, Commander of the U.S. Sixth Fleet and Senior Military Assistant to the Secretary of Defense. Mr. Owens holds a B.S. degree in Mathematics from the U.S. Naval Academy, B.A. and M.A. degrees in politics, philosophy and economics from Oxford University, and a M.S. degree in Management from George Washington University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of ten percent or more of our common stock ("Reporting Persons") are required to report to the Securities and Exchange Commission on a timely basis the initiation of their status as a Reporting Person and any changes regarding their beneficial ownership of our common stock. Based solely on our review of such forms received by us and the written representations of our Reporting Persons, we have determined that no Reporting Person known to us was delinquent with respect to their reporting obligations as set forth in
Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table provides summary information concerning compensation paid by us to, or on behalf of, our Chief Executive Officer and each of our four other most highly compensated executive officers as of March 31, 2000 ("Named Executive Officers"). Unless otherwise indicated, all references in this proxy statement to a fiscal year refer to the fiscal year ending on March 31. For example, references to fiscal year 2000 refer to the fiscal year beginning on April 1, 1999 and ending on March 31, 2000.

                           SUMMARY COMPENSATION TABLE


                                                                                LONG-TERM
                                                                               COMPENSATION
                                                                                  AWARDS
                                                                               ------------
                                                           FISCAL YEAR          NUMBER OF
                                                          COMPENSATION          SECURITIES
                                         FISCAL      ----------------------     UNDERLYING       ALL OTHER
NAME                                      YEAR        SALARY        BONUS        OPTIONS      COMPENSATION (1)
----                                     ------      --------      --------    ------------   ----------------
Mark D. Dankberg (2)                      2000       $316,300      $ 60,000        15,000        $  5,204
  Chairman, President                     1999        241,300        35,000        15,000           4,995
  and CEO                                 1998        218,000        81,000        15,000           4,969
Thomas E. Carter (3)                      2000        180,000        20,000         4,000           5,117
  Vice President -- General Manager       1999        170,000        17,000         7,500           4,971
  of Electronics Systems Group            1998        159,600        24,400         4,000           4,846
Robert L. Barrie                          2000        165,900        25,000        10,000           5,188
  Vice President -- Operations            1999        155,000        14,000         5,000           6,417
                                          1998        140,000        15,000            --              --
Gregory D. Monahan                        2000        159,000        25,000         6,500           5,173
  Vice President, General Counsel         1999        151,400         4,000         2,000           4,833
  and Secretary                           1998        137,599        10,000         2,000           4,837
Steven R. Hart                            2000        159,000        25,000         4,000           5,149
  Vice President -- Engineering and       1999        145,000         8,000         4,000           4,901
  Chief Technical Officer                 1998        133,100        20,000         4,000           4,856

----------

(1) All other compensation consists of matching 401(k) contributions by ViaSat.

(2) Includes vacation pay out of $50,900.

(3) Thomas E. Carter resigned as Vice President and General Manager of Electronic Systems Group in May 2000.

   The following table sets forth certain summary information concerning individual grants of stock options made during fiscal year 2000 to each of the Company's Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                        POTENTIAL REALIZABLE
                                   INDIVIDUAL GRANTS                                      VALUE AT ASSUMED
                       ---------------------------------------------                      ANNUAL RATES OF
                        NUMBER OF      % OF TOTAL                                           STOCK PRICE
                       SECURITIES        OPTIONS                                          APPRECIATION FOR
                       UNDERLYING      GRANTED TO       EXERCISE OR                        OPTION TERM(1)
                        OPTIONS       EMPLOYEES IN       BASE PRICE    EXPIRATION     ----------------------
NAME                    GRANTED     FISCAL YEAR 2000     PER SHARE        DATE           5%            10%
----                   ----------   ----------------    ------------   ----------     --------      --------
Mark D. Dankberg          15,000           3.56%          $ 16.130       7/14/04      $ 38,034      $111,356
Thomas Carter              4,000           0.95             14.660       7/14/09        36,650        93,094
Robert L. Barrie           4,000           2.37             14.660       7/14/09        36,650        93,094
                           6,000                            52.310       1/14/05        86,254       191,035
Gregory D. Monahan         3,500           1.54             14.660       7/14/09        32,069        81,457
                           3,000                            52.310       1/14/10        98,399       249,639
Steven R. Hart             4,000           0.95             14.660       7/14/09        36,650        93,094

----------

(1) These amounts represent assumed rates of appreciation in the price of the Common Stock during the terms of the options in accordance with rates specified in applicable federal securities regulations. Actual gains, if any, on stock option exercises will depend on the future price of the Common Stock and overall stock market conditions. There is no representation that the rates of appreciation reflected in this table will be achieved.

   The following table sets forth certain information concerning exercises of stock options by each of the Company's Named Executive Officers during fiscal year 2000, and the number of options and value of unexercised options held by each such person at March 31, 2000.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                        NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                       NUMBER OF                       UNDERLYING UNEXERCISED               IN-THE-MONEY
                        SHARES                           OPTIONS AT YEAR-END           OPTIONS AT YEAR-END(1)
                       ACQUIRED         VALUE        ---------------------------    ---------------------------
NAME                  ON EXERCISE      REALIZED      EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                  -----------     ----------     -----------   -------------    -----------   -------------
Mark D. Dankberg           14,670     $1,093,825         23,670          36,000     $1,598,944      $2,165,016
Thomas Carter                  --             --         19,203          11,333      1,374,861         693,194
Robert L. Barrie               --             --         31,000          34,000      2,019,892       1,936,488
Gregory D. Monahan         11,076        183,430         22,539           8,499      1,629,025         409,018
Steven R. Hart                 --             --         11,337           7,999        785,586         491,381

----------

(1) The dollar values have been calculated by determining the difference between the fair market value of the securities underlying the options at March 31, 2000 and the exercise price.

COMPENSATION OF DIRECTORS

        Members of the Board of Directors are reimbursed for expenses actually incurred in attending meetings of the Board of Directors and its committees. Each independent director is paid an annual fee of $6,000. In addition, each independent director is paid $1,500 for participation in each regular meeting and $500 for participation in each committee meeting. Each independent director at the time of initial election to the Board of Directors is granted an option to purchase 7,500 shares of our common stock and on the date of each subsequent annual meeting is granted an option to purchase 4,000 shares of our common stock.

COMPENSATION PLANS

        401(k) Plan. We have established a tax-qualified employee savings and retirement plan effective January 1990 covering all employees who have been employed by us for at least 90 days and who are at least 21 years of age. Under the 401(k) Plan, our employees may elect to reduce their current compensation by not less than 1.0% nor more than 15.0% of eligible compensation and have the amount of the reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional cash contributions to the 401(k) Plan by us. The trustee under the 401(k) Plan invests the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under
Section 401 of the Internal Revenue Code so that contributions to the 401(k) Plan, and income earned on plan contributions, are not taxable to our employees until withdrawn from the 401(k) Plan, and so that contributions by us are deductible by us when made for income tax purposes.

        Employee Stock Purchase Plan. We have established the ViaSat, Inc. Employee Stock Purchase Plan to assist our employees in acquiring a stock ownership interest in our company and to encourage them to remain in our employment. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. The Purchase Plan permits our eligible employees to purchase our common stock at a discount through payroll deductions during specified six-month offering periods. The Purchase Plan is administered by the Compensation Committee. Currently, a maximum of 500,000 shares of common stock are authorized for issuance under the Purchase Plan. As of July 28, 2000, an aggregate of 162,022 shares of common stock at prices ranging from $7.65 to $
42.40 were issued under the Purchase Plan.

        1993 Stock Option Plan. In 1993, we adopted the ViaSat, Inc. 1993 Stock Option Plan to enable our key employees, consultants and non-employee directors to acquire a proprietary interest in our company, and to create in such persons an increased interest in and a greater concern for the welfare of our company. The 1993 Stock Option Plan provided for aggregate option grants of up to 733,500 shares. As of July 28, 2000, options to purchase an aggregate of 57,433 shares of common stock at prices ranging from $1.36 to $4.50 were outstanding under the 1993 Stock Option Plan. No additional grants will be made under the 1993 Stock Option Plan.

        1996 Equity Participation Plan. In November, 1996 we adopted The 1996 Equity Participation Plan of ViaSat, Inc. to update and replace the 1993 Stock Option Plan. The Equity Participation Plan provides for the grant to our executive officers, other key employees, consultants and non-employee directors of a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards. The Equity Participation Plan provides for aggregate award grants of up to 1,250,000 shares. As of July 28, 2000, options to purchase an aggregate of 1,091,693 shares of common stock at prices ranging from $7.38 to $87.63 were outstanding under the Equity Participation Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During fiscal year 2000, the Compensation Committee was comprised of Messrs. Nash and Bunker. No interlocking relationship exists between any member of the Compensation Committee and any member of any other company's board of directors or compensation committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table provides information regarding the ownership of ViaSat's common stock as of July 25, 2000, by: (1) each director and nominee for director, (2) each of the executive officers of ViaSat, (3) all executive officers and directors of ViaSat as a group, and (4) all other stockholders known by ViaSat to be beneficial owners of more than five percent of its common stock. Unless otherwise indicated, the address for each of the stockholders listed below is c/o ViaSat, Inc., 6155 El Camino Real, Carlsbad, California 92009.

                                                               AMOUNT AND NATURE    PERCENT
                                                                 OF BENEFICIAL     BENEFICIAL
   NAME OR GROUP (1)                                              OWNERSHIP (2)    OWNERSHIP
   -----------------                                           -----------------   ----------
Morgan Stanley Dean Witter & Co. ...........................        1,566,888         14.38%
  1585 Broadway
  New York, NY 10036 (3)
Mark D. Dankberg ...........................................          848,201          7.76
Steven R. Hart .............................................          585,814          5.37
Robert W. Johnson ..........................................          280,249          2.57
Mark J. Miller .............................................          269,245          2.47
Gregory D. Monahan .........................................          203,043          1.86
Jeffrey M. Nash ............................................          184,207          1.69
B. Allen Lay(4) ............................................          173,515          1.59
Robert L. Barrie ...........................................           37,003             *
James F. Bunker ............................................           16,501             *
Richard A. Baldridge .......................................           14,000             *
Thomas A. Wittenschlaeger ..................................           11,060             *
Stephen W. Cable ...........................................           10,405             *
William A. Owens ...........................................            6,334             *
Claude Hashem ..............................................               --            --
All directors and executive officers as a group
(14 persons) ...............................................        2,642,577         24.25

----------

    * Less than 1%.

(1) The information regarding beneficial ownership of ViaSat common stock has been presented according to rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership of ViaSat common stock includes any shares as to which a person has sole or shared voting power or investment power and also any shares which a person has the right to acquire within 60 days through the exercise of any stock option or other right. Under California and some other state laws, personal property owned by a married person may be community property that either spouse may manage and control. Titan has no information as to whether any shares shown in this table are subject to such community property laws.

(2) Includes the following shares issuable upon the exercise of outstanding stock options that are exercisable within 60 days of July 25, 2000: Mr. Dankberg --32,671 option shares, Mr. Hart -- 11,669 option shares, Dr. Johnson -- 19,169 option shares, Mr. Miller -- 10,669 option shares, Mr. Monahan -- 15,504 option shares, Dr. Nash -- 19,169 option shares, Mr. Lay -- 19,169 option shares, Mr. Barrie -- 33,334 option shares, Mr. Bunker -- 15,501 option shares, Mr. Baldridge -- 14,000 option shares, Mr. Wittenschlaeger -- 11,000 option shares, Mr. Cable -- 8,200 option shares, and Mr. Owens -- 6,334 option shares.

(3) Based on the Schedule 13G dated May 10, 2000 filed by Morgan Stanley Dean Witter & Co. ("Morgan") and Miller Anderson & Sherrerd, LLP ("Miller"), Morgan and Miller are Investment Advisors registered under Section 203 of the Investment Advisors Act of 1940. Accounts managed on a discretionary basis by Miller, a wholly owned subsidiary of Morgan, are known to have the right to receive or the power to direct the receipt of dividends from, or the proceeds from, the sale of such securities. No such account holds more than 5% of the class.

(4) Includes (a) 15,200 shares of common stock held by Lay Charitable Remainder Unitrust, and (b) 30,403 shares of common stock held by Lay Living Trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VIASAT, INC.
July 28, 2000
                                        By:     /s/   MARK D. DANKBERG
                                           -------------------------------------
                                                Mark D. Dankberg,
                                                Chairman of the Board
                                                And Chief Executive Officer