Form 10-Q
period 2000-06-30
VIASAT INC
filed 2000-08-14
CIK 797721

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000.

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of the issuer's common stock, $.0001 par value, as of August 7, 2000 was 21,804,514.

                                  VIASAT, INC.
                                      INDEX

                                                                                  PAGE
                                                                                  ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheet at March 31, 2000
                            and June 30, 2000                                       3

                  Condensed Consolidated Statement of Income for the three
                           months ended June 30, 1999 and 2000                      4

                  Condensed Consolidated Statement of Cash Flows for the three
                           months ended June 30, 1999 and 2000                      5

                  Condensed Consolidated Statement of Stockholders' Equity
                           for the three months ended June 30, 2000                 6

                  Notes to Condensed Consolidated Financial Statements              7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              11

         Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk                                                             14

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                        14

         Item 6.  Exhibits and Reports on Form 8-K                                 14

                  Signatures                                                       15

                                  VIASAT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                            MARCH 31,         JUNE 30,
                                                              2000              2000
                                                          ------------      ------------
                                                                             (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                               $ 19,520,000      $ 29,430,000
  Short-term investments                                       121,000                --
  Accounts receivable                                       26,268,000        59,802,000
  Inventory                                                  3,122,000        15,314,000
  Deferred income taxes                                      1,813,000         1,967,000
  Other current assets                                       2,167,000         1,352,000
                                                          ------------      ------------
     Total current assets                                   53,011,000       107,865,000
Property and equipment, net                                  8,164,000        18,973,000
Intangible assets, net                                              --        22,909,000
Other assets                                                   755,000         3,974,000
                                                          ------------      ------------
          Total assets                                    $ 61,930,000      $153,721,000
                                                          ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $  8,934,000      $ 14,925,000
  Accrued liabilities                                        5,001,000        14,016,000
  Current portion of notes payable                             907,000           816,000
                                                          ------------      ------------
     Total current liabilities                              14,842,000        29,757,000
                                                          ------------      ------------
Notes payable                                                  336,000           168,000
Other liabilities                                              755,000           755,000
                                                          ------------      ------------
     Total long-term liabilities                             1,091,000           923,000
                                                          ------------      ------------
Contingencies (Note 6)

Stockholders' equity:
  Common stock                                                   1,000             1,000
  Paid in capital                                           18,933,000        94,022,000
  Retained earnings                                         27,063,000        29,018,000
                                                          ------------      ------------
     Total stockholders' equity                             45,997,000       123,041,000
                                                          ------------      ------------
          Total liabilities and stockholders' equity      $ 61,930,000      $153,721,000
                                                          ============      ============

      See accompanying notes to condensed consolidated financial statements

                                  VIASAT, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                             -------------------------------
                                                                 1999               2000
                                                             ------------       ------------
Revenues                                                     $ 17,035,000       $ 36,626,000
Cost of revenues                                                9,709,000         23,979,000
                                                             ------------       ------------
  Gross profit                                                  7,326,000         12,647,000
Operating expenses:
  Selling, general and administrative                           2,948,000          5,764,000
  Independent research and development                          1,590,000          1,654,000
  Acquired in-process research and development                         --          2,193,000
  Amortization of intangible assets                                    --            550,000
                                                             ------------       ------------
Income from operations                                          2,788,000          2,486,000
Other income (expense):
  Interest income                                                 256,000            507,000
  Interest expense                                                (47,000)           (32,000)
                                                             ------------       ------------
Income before income taxes                                      2,997,000          2,961,000
Provision  for income taxes                                     1,192,000          1,006,000
                                                             ------------       ------------
Net income                                                   $  1,805,000       $  1,955,000
                                                             ============       ============
Basic net income per share                                   $        .11       $        .10
                                                             ============       ============
Diluted net income per share                                 $        .11       $        .09
                                                             ============       ============
Shares used in basic net income per share computation          16,069,016         19,927,982
                                                             ============       ============
Shares used in diluted net income per share computation        16,415,110         21,220,642
                                                             ============       ============

     See accompanying notes to condensed consolidated financial statements.

                                  VIASAT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                        JUNE 30,
                                                              -------------------------------
                                                                  1999               2000
                                                              ------------       ------------
Cash flows from operating activities:
  Net income                                                  $  1,805,000       $  1,955,000
  Adjustments to reconcile net income
    to net cash used in operating activities:
    Depreciation and amortization                                  885,000          1,653,000
    Acquired in-process research and development                        --          2,193,000
    Deferred taxes                                                 184,000         (1,135,000)
  Increase (decrease) in cash resulting from changes in:
    Accounts receivable                                         (5,910,000)       (14,773,000)
    Inventory                                                     (313,000)        (3,714,000)
    Other assets                                                    41,000         (1,203,000)
    Accounts payable                                              (285,000)         5,991,000
    Accrued liabilities                                           (147,000)         5,596,000
    Other liabilities                                              (81,000)                --
                                                              ------------       ------------
     Net cash used in operating activities                      (3,821,000)        (3,437,000)
                                                              ------------       ------------
Cash flows from investing activities:
  Acquisition of a business                                             --        (59,411,000)
  Proceeds from sale of short-term investments                   2,952,000            121,000
  Purchases of property and equipment                             (498,000)          (978,000)
                                                              ------------       ------------
     Net cash provided by (used in) investing activities         2,454,000        (60,268,000)
                                                              ------------       ------------
Cash flows from financing activities:
  Repayment of notes payable                                      (352,000)          (259,000)
  Proceeds from issuance of common stock, net of
    issuance costs                                                 257,000         73,874,000
                                                              ------------       ------------
     Net cash (used in) provided by financing activities           (95,000)        73,615,000
                                                              ------------       ------------
Net (decrease) increase in cash and cash equivalents            (1,462,000)         9,910,000

Cash and cash equivalents at beginning of period                 6,005,000         19,520,000
                                                              ------------       ------------
Cash and cash equivalents at end of period                    $  4,543,000       $ 29,430,000
                                                              ============       ============
Supplemental information:
  Cash paid for interest                                      $     47,000       $     33,000
                                                              ============       ============
  Cash paid for income taxes                                  $    584,000       $    226,000
                                                              ============       ============

      See accompanying notes to condensed consolidated financial statements

                                  VIASAT, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                          COMMON STOCK
                                                    ------------------------
                                                     NUMBER OF                        PAID IN          RETAINED
                                                      SHARES          AMOUNT          CAPITAL          EARNINGS
                                                    ----------        -------        -----------        -----------
Balance at March 31, 2000                           16,393,208        $ 1,000        $18,933,000        $27,063,000

  Exercise of stock options                            144,338                           454,000

  Issuance of shares for Employee Stock
    Purchase Plan                                       17,338                           368,000

  Issuance of shares for Secondary Offering,
    net of issuance costs of $1,000,000              5,224,150                        73,052,000

  Issuance of warrants to purchase 100,000
    shares of common stock                                                             1,215,000

  Net Income                                                                                              1,955,000
                                                    ----------        -------        -----------        -----------
Balance at June 30, 2000                            21,779,034        $ 1,000        $94,022,000        $29,018,000
                                                    ==========        =======        ===========        ===========

     See accompanying notes to condensed consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of June 30, 2000 and condensed consolidated statements of income and of cash flows for the three month periods ended June 30, 1999 and 2000, and the condensed consolidated statement of stockholders' equity for the three months ended June 30, 2000 have been prepared by the management of ViaSat, Inc., and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2000 included in our 2000 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

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

NOTE 2 - SECONDARY PUBLIC STOCK OFFERING AND ACQUISITION OF SATELLITE NETWORKS BUSINESS

On April 24, 2000, we completed a secondary public stock offering for the sale of 5,224,150 shares of common stock for net proceeds of approximately $73.0 million.

On April, 25, 2000, we completed the acquisition of the satellite networks business (the "Satellite Networks Business") of Scientific-Atlanta, Inc. for an aggregate purchase price of approximately $59.4 million in cash (including post-closing adjustments), plus warrants to purchase 100,000 shares of common stock valued at $1.2 million.

The Satellite Networks Business is a significant DAMA-based VSAT supplier with additional product lines addressing the non-DAMA VSAT market, the gateway market, the asset tracking and meter reading market, and the telemetry and antenna systems market. In addition, the Satellite Networks Business brings us a larger and more experienced commercial sales force, a significant customer base, additional research and development, and engineering capabilities. We have moved the headquarters of our commercial business to the Satellite Networks Business facilities in Norcross, Georgia.

The acquisition has been accounted for by the purchase method of accounting as defined in APB Opinion No. 16. The purchase price of the acquisition has been allocated to the estimated fair value of the tangible and intangible assets acquired and liabilities assumed of the Satellite Networks Business. The purchase price allocation for certain assets is preliminary and further refinements are likely to be made on the completion of final valuation studies. In connection with this acquisition, a charge of $2.2 million for acquired in process research and development was included in our first quarter results. This charge represented the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility and have no alternative future use. The estimated fair value of assets acquired and liabilities assumed, which is subject to further refinement, is as follows:

          Accounts receivable                           $ 18,761,000
          Inventory                                        8,478,000
          Property, plant and equipment                   10,934,000
          Intangible assets                               23,679,000
          Acquired in-process research and development     2,193,000
          Liabilities                                     (3,419,000)
                                                        ------------
            Total                                       $ 60,626,000
                                                        ============


The following unaudited pro forma condensed combined financial information gives effect to the acquisition as of April 1, 1999. Because the Satellite Networks Business had been operated as division of Scientific-Atlanta, its results may not reflect those that would have resulted had it operated as an independent entity or as a part of ViaSat. The pro forma information for the three months ended June 30, 1999 and June 30, 2000 does not reflect the effects of anticipated post-acquisition cost savings or restructuring efficiencies.

The pro forma condensed combined financial information combines information from ViaSat's unaudited income statement for the three months ended June 30, 1999 with the Satellite Networks Business' unaudited income statement for the three months ended June 30, 1999.

The pro forma condensed combined financial information combines information from ViaSat's unaudited income statement for the three months ended June 30, 2000 with the Satellite Networks Business' unaudited income statement for the three months ended June 30, 2000.

                                                       THREE MONTHS ENDED
                                                             JUNE 30,
                                                  ------------------------------
                                                     1999                2000
                                                  -----------        -----------
                                                            (UNAUDITED)
Revenues                                          $41,172,000        $44,009,000
Net Income                                          1,246,000          2,410,000
Earnings per share
   Basic                                          $      0.06        $      0.11
   Diluted                                        $      0.06        $      0.10
Weighted average number of shares*
   Basic                                           21,293,166         21,669,366
   Diluted                                         21,639,260         22,962,026

* The weighted average number of shares include 5,224,150 shares related to the secondary offering.

The unaudited pro forma financial information presented is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place on April 1, 1999 or the future results of operations of the combined entities.

NOTE 3 - REVENUE RECOGNITION

The majority of our revenues are derived from products and services performed under a variety of contracts including cost-plus-fixed fee, fixed-price, and time and materials type contracts. Generally, revenues are recognized as contracts are performed using the percentage of completion method, measured primarily by costs incurred to date compared with total estimated costs at completion or based on the number of units delivered. We provide for anticipated losses on contracts by a charge to income during the period in which they are first identified.

Contract costs with the U. S. Government and its prime contractors, including indirect costs, are subject to audit and negotiations with Government representatives. These audits have been completed and agreed upon through fiscal year 1996. Contract revenues and accounts receivable are stated at amounts which are expected to be realized upon final settlement.

NOTE 4 - EARNINGS PER SHARE

Common stock equivalents of 346,094 and 1,292,660 shares for the three months ended June 30, 1999 and 2000, respectively, were used to calculate diluted earnings per share. Antidilutive shares excluded from the calculation were 1,128,346 and 301,648 shares for the three months ended June 30, 1999 and 2000, respectively. Common stock equivalents are primarily comprised of options granted under our stock option plan.

NOTE 5 - COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

                                                      MARCH 31,         JUNE 30,
                                                        2000              2000
                                                    ------------      ------------
                                                                       (UNAUDITED)
    Accounts receivable:
      Billed                                        $ 13,031,000      $ 37,590,000
      Unbilled                                        13,237,000        22,212,000
                                                    ------------      ------------
                                                    $ 26,268,000      $ 59,802,000
                                                    ============      ============
    Inventory:
      Raw materials                                 $  2,263,000      $  7,509,000
      Work in process                                    484,000         3,864,000
      Finished goods                                     375,000         3,941,000
                                                    ------------      ------------
                                                    $  3,122,000      $ 15,314,000
                                                    ============      ============
    Intangible assets:
      Technology                                              --      $  8,964,000
      Contracts and relationships                             --         8,964,000
      Acquired work force                                     --         5,531,000
      Accumulated amortization                                --          (550,000)
                                                    ------------      ------------
                                                              --      $ 22,909,000
                                                    ============      ============
    Accrued liabilities:
      Current portion of warranty reserve           $    799,000      $  1,578,000
      Accrued vacation                                 1,188,000         1,432,000
      Accrued bonus                                    1,004,000           345,000
      Accrued 401(k) matching contribution               917,000           345,000
      Income taxes payable                                    --         1,837,000
      Collections in excess of revenues                  694,000         8,412,000
      Other                                              399,000            67,000
                                                    ------------      ------------
                                                    $  5,001,000      $ 14,016,000
                                                    ============      ============

NOTE 6 - CONTINGENCIES

We are currently a party to various government and commercial contracts which require us to meet performance covenants and project milestones. Under the terms of these contracts, failure by us to meet such performance covenants and milestones permit the other party to terminate the contract and, under certain circumstances, recover liquidated damages or other penalties. We are currently not in compliance, or in the past were not in compliance, with the performance or milestone requirements of certain of these contracts. Historically, our customers have not elected to terminate such contracts or seek liquidated damages from us and management does not believe that its existing customers will do so; therefore, we have not accrued for any potential liquidated damages or penalties.

We may be in involved in legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

NOTE 7 - SEGMENT INFORMATION

We are organized primarily based on the basis of products with commercial and defense communication applications, represented by ViaSat Satellite Networks which operates primarily in the commercial market and Electronic Systems Group which operates primarily in the defense market.

The following table summarizes revenues and operating profits by operating segment for the three month period ended June 30, 2000. The acquisition of the Satellite Networks Business resulted in a second operating segment. Certain corporate general and administrative costs, amortization of intangible assets and the charge of acquired in-process research and development are not allocated to either segment and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit.

                                                            THREE MONTHS ENDED
                                                               JUNE 30, 2000
                                                            ------------------
                                                                 (UNAUDITED)
   Revenues
       ViaSat Satellite Networks                                $ 22,544,000
       Electronic Systems Group                                   14,082,000
                                                                ------------
   Total revenues                                                 36,626,000

   Operating Profits
       ViaSat Satellite Networks                                   2,201,000
       Electronic Systems Group                                    3,387,000
                                                                ------------
   Segment operating profit before Corporate                       5,588,000
       Corporate                                                    (359,000)
       Amortization of Intangibles                                  (550,000)
       Acquired in-process research and development               (2,193,000)
                                                                ------------
   Total operating profits                                      $  2,486,000
                                                                ============

Revenue information by geographic area for the three months ended June 30, 2000 is as follows:

                                                           THREE MONTHS ENDED
                                                              JUNE 30, 2000
                                                           ------------------
                                                              (UNAUDITED)
      North America                                           $29,225,000
      Europe                                                    3,952,000
      Asia Pacific                                              2,495,000
      Latin America                                               954,000
                                                              -----------
                                                              $36,626,000
                                                              ===========

We distinguish revenues from external customers by geographic areas based on customer location.

The net book value of long-lived assets located outside North America was $69,000 at June 30, 2000.

NOTE 8 - SUBSEQUENT EVENT

In August 2000, the Board of Directors approved a 2-for-1 split of our common stock. All share and per share information in the financial statements have been adjusted to reflect the stock split on a retroactive basis, as if the split had taken place in the prior quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion, the words "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under Item 1. Business - "Factors That May Affect Future Performance" in our Annual Report on Form 10-K for our fiscal year ended March 31, 2000, filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.

                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                    ----------------------
                                                     1999            2000
                                                    ------          ------
     Revenues                                        100.0%          100.0%
     Cost of revenues                                 57.0            65.5
                                                    ------          ------
     Gross profit                                     43.0            34.5
     Operating expenses:
       Selling, general, and administrative           17.3            15.7
       Independent research and development            9.3             4.5
       Acquired in-process research and development     --             6.0
       Amortization of intangible assets                --             1.5
                                                    ------          ------
     Income from operations                           16.4             6.8
     Income before income taxes                       17.6             8.1
     Net income                                       10.6             5.3

THREE MONTHS ENDED JUNE 30, 1999 VS. THREE MONTHS ENDED JUNE 30, 2000

    Revenues. Revenues increased 115% from $17.0 million for the three months ended June 30, 1999 to $36.6 million for the three months ended June 30, 2000. This increase was primarily due to the acquisition of the Satellite Networks Business as well as improvements in revenues generated by commercial sales and other development programs including the multifunction information distribution system (MIDS). These increases were partially offset by a decrease in revenues derived from completion of UHF modem production contracts.

    Gross Profit. Gross profit increased 72.6% from $7.3 million (43.0% of revenues) for the three months ended June 30, 1999 to $12.6 million (34.5% of revenues) for the three months ended June 30, 2000. This increase was primarily due to higher volumes related to the acquisition of the Satellite Networks Business. The decrease as a percentage of revenues resulted from lower volumes of high margin defense products and increased volumes of lower margin development projects offset in part by improvements in the margins on commercial products.

    Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased 95.5% from $2.9 million (17.3% of revenues) for the three months ended June 30, 1999 to $5.8 million (15.7% of revenues) for the three months ended June 30, 2000. The increase was primarily due to the additional costs from the Satellite Networks Business, including transition costs related to the acquisition. The decrease in expenses as a percentage of revenues reflects efficiencies from improved commercial sales volumes. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Certain of these expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

    Independent Research and Development. Independent research and development expenses increased 4.0% from $1.6 million (9.3% of revenues) for the three months ended June 30, 1999, to $1.7 million (4.5% of revenues) for the three months ended June 30, 2000. This decrease as a percentage of sales resulted from a higher level of funded development programs and by completion of features under development in the prior fiscal period.

    Acquired In-process Research and Development. The acquisition of the Satellite Networks Business was accounted for by the purchase method of accounting. In connection with this acquisition, a charge of $2.2 million for purchased in process research and development was included in our first quarter results. This charge represented the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility.

    Amortization of Intangible Assets. Intangible assets are being amortized over useful lives ranging from three to nine years. For the three months ended June 30, 2000, amortization expense was $550,000 for the period from April 25, 2000 to the end of the quarter.

    Interest Expense. Interest expense decreased from $47,000 for the three months ended June 30, 1999 to $32,000 for the three months ended June 30, 2000. Interest expense relates to loans for the purchase of capital equipment, which are generally three year variable rate term loans, and to short-term borrowings under our line of credit to cover working capital requirements. Total outstanding equipment loans were $2.1 million at June 30, 1999, and $1.0 million at June 30, 2000. There were no outstanding borrowings under our line of credit as of June 30, 1999 or 2000.

    Interest Income. Interest income increased from $256,000 for the three months ended June 30, 1999 to $507,000 for the three months ended June 30, 2000. This increase resulted from increased invested balances. Interest income relates largely to interest earned on short-term deposits of cash.

    Provision for Income Taxes. Our effective income tax rate decreased from 39.8% for the three months ended June 30, 1999 to 34.0% for the three months ended June 30, 2000. The difference relates primarily to increases in research and development tax credits.

BACKLOG

At June 30, 2000 we had firm backlog of $165.0 million of which $136.7 million was funded. The firm backlog of $165.0 million does not include contract options of $54.3 million. Of the $165.0 million in firm backlog, approximately $74.1 million is expected to be delivered in the fiscal year ending March 31, 2001, and the balance is expected to be delivered in the fiscal year ending March 31, 2002 and thereafter. We had firm backlog of $88.2 million, of which $58.6 million was funded, not including options of $53.3 million, at March 31, 2000. We include in our backlog only those orders for which we have accepted purchase orders. However, backlog is not necessarily indicative of future sales. A majority of our government backlog scheduled for delivery can be terminated at the convenience of the government since orders are often made substantially in advance of delivery, and our contracts typically provide that orders may be terminated with limited or no penalties. In addition, purchase orders may set forth product specifications that would require us to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the related purchase order.

The backlog amounts as presented are comprised of funded and unfunded components. Funded backlog represents the sum of contract amounts for which funds have been specifically obligated by customers to contracts. Unfunded backlog represents future amounts that customers may obligate over the specified contract performance periods. Our government customers allocate funds for expenditures on long-term contracts on a periodic basis. Our ability to realize revenues from government contracts in backlog is dependent upon adequate funding for such contracts. Although funding of government contracts is not within our control, our experience indicates that actual contract fundings have ultimately been approximately equal to the aggregate amounts of the contracts.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. Cash used in operating activities for the three months ended June 30, 1999 was $3.8 million and cash used in operating activities for the three months ended June 30, 2000 was $3.4 million. Increases in accounts receivable and inventories due to the new business were offset by increases in accounts payable and accrued liabilities.

Cash provided by investing activities for the three months ended June 30, 1999 was $2.5 million and cash used in investing activities for the three months ended June 30, 2000 was $60.3 million. During the three months ended June 30, 2000, we acquired the Satellite Networks business for cash of $59.4 million plus warrants to purchase 100,000 shares of common stock valued at $1.2 million. In addition. we acquired $1.0 million in equipment in the three months ended June 30, 2000 compared to $500,000 of equipment during the three months ended June 30, 1999, excluding the acquisition of the Satellite Networks Business.

Cash used in financing activities for the three months ended June 30, 1999 was $95,000 and cash provided by financing activities for the three months ended June 30, 2000 was $73.6 million. This increase was primarily the result of completing a secondary public stock offering for $73.0 million.

At June 30, 2000, we had $29.4 million in cash, cash equivalents and short-term investments, $78.1 million in working capital and $984,000 in equipment financing. We had no outstanding borrowings under our line of credit at June 30, 2000.

We received a commitment from Union Bank of California and Washington Mutual Bank to provide a total credit facility of $50 million for the acquisition of the Satellite Networks Business. This facility also provided for a secured revolving credit facility of $25 million for general working capital. We did not elect to use the financing for the acquisition and are now in the process of negotiating the terms of the $25 million revolving line of credit facility.

Our future capital requirements will depend upon many factors, including the progress of our research and development efforts, expansion of our marketing efforts, and the nature and timing of orders. We believe that our current cash balances and net cash expected to be provided by operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 25, 2000, we issued to Scientific-Atlanta, Inc. warrants to purchase 100,000 shares of common stock in connection with the acquisition of the Satellite Networks Business. The warrants may be exercised by Scientific-Atlanta at any time within two years from the date of issuance and are divided into four equal installments of 25,000 shares each, with the following per share exercise prices: $26.25, $31.25, $36.25 and $41.25. The issuance of the warrants was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.1 - The ViaSat, Inc. Employee Purchase Plan, as amended.

(b) Exhibit 27.1 - Financial Data Schedule

(c) Reports on Form 8-K

A Current Report on Form 8-K was filed with the Commission on May 8, 2000, regarding our acquisition of the Satellite Networks Business from Scientific-Atlanta, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 VIASAT, INC.

August 14, 2000

                                            /s/ MARK D. DANKBERG
                               -------------------------------------------------
                                                Mark D. Dankberg
                                    Chairman of the Board, President and Chief
                                 Executive Officer (Principal Executive Officer)


                                          /s/ RICHARD A. BALDRIDGE
                               -------------------------------------------------
                                              Richard A. Baldridge
                                   Executive Vice President, Chief Financial
                                      Officer and Chief Operating Officer
                                  (Principal Financial and Accounting Officer)