Form 10-Q
period 2000-09-30
VIASAT INC
filed 2000-11-14
CIK 797721

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 2000.

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of the issuer's common stock, $.0001 par value, as of November 13, 2000 was 21,846,921.

                                  VIASAT, INC.
                                      INDEX


                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION

        Item 1.Financial Statements

               Condensed Consolidated Balance Sheet at March 31, 2000
                      and September 30, 2000                                 3

               Condensed Consolidated Statement of Income for the three
                      and six months ended September 30, 1999 and 2000       4

               Condensed Consolidated Statement of Cash Flows for the
                      six months ended September 30, 1999 and 2000           5

               Condensed Consolidated Statement of Stockholders' Equity
                      for the six months ended September 30, 2000            6

               Notes to Condensed Consolidated Financial Statements          7

        Item 2.Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          12

        Item 3.Quantitative and Qualitative Disclosures About Market
               Risk                                                         15


PART II.       OTHER INFORMATION

        Item 4.Submission of Matters to Vote of Security Holders            16

        Item 6.Exhibits and Reports on Form 8-K                             16

               Signatures                                                   17


                                        VIASAT, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEET


                                                       MARCH 31,       SEPTEMBER 30,
                                                         2000             2000
                                                      ------------     -------------
ASSETS                                                                  (UNAUDITED)
------
Current assets:
  Cash and cash equivalents                           $ 19,520,000      $ 20,443,000
  Short-term investments                                   121,000                 -
  Accounts receivable                                   26,268,000        67,009,000
  Inventory                                              3,122,000        17,252,000
  Deferred income taxes                                  1,813,000         1,808,000
  Other current assets                                   2,167,000         2,676,000
                                                      ------------      ------------
     Total current assets                               53,011,000       109,188,000
Property and equipment, net                              8,164,000        17,600,000
Intangible assets, net                                           -        22,150,000
Other assets                                               755,000         2,553,000
                                                      ------------      ------------

          Total assets                                $ 61,930,000      $151,491,000
                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $  8,934,000      $ 13,274,000
  Accrued liabilities                                    5,001,000        10,531,000
  Current portion of notes payable                         907,000           726,000
                                                      ------------      ------------
     Total current liabilities                          14,842,000        24,531,000
                                                      ------------      ------------
Notes payable                                              336,000                 -
Other liabilities                                          755,000           766,000
                                                      ------------      ------------
     Total long-term liabilities                         1,091,000           766,000
                                                      ------------      ------------

Contingencies (Note 6)

Minority interest in consolidated subsidiary                     -           301,000

Stockholders' equity:
  Common stock                                               2,000             2,000
  Paid in capital                                       18,932,000        94,439,000
  Retained earnings                                     27,063,000        31,452,000
                                                      ------------      ------------
     Total stockholders' equity                         45,997,000       125,893,000
                                                      ------------      ------------

      Total liabilities and stockholders' equity      $ 61,930,000      $151,491,000
                                                      ============      ============

     See accompanying notes to condensed consolidated financial statements.

                                  VIASAT, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)



                                                    THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                        SEPTEMBER 30,                              SEPTEMBER 30,
                                              ----------------------------------          ----------------------------------
                                                 1999                  2000                  1999                 2000
                                              ------------          ------------          ------------          ------------

Revenues                                      $ 17,017,000          $ 39,730,000          $ 34,052,000          $ 76,356,000
Cost of revenues                                 9,558,000            27,366,000            19,267,000            51,345,000
                                              ------------          ------------          ------------          ------------
  Gross profit                                   7,459,000            12,364,000            14,785,000            25,011,000
Operating expenses:
  Selling, general and
     administrative                              2,433,000             6,626,000             5,381,000            12,390,000
  Independent research and
     development                                 2,290,000             1,712,000             3,880,000             3,366,000
  Acquired in-process research and
     development                                        --                    --                    --             2,193,000
  Amortization of intangible assets                     --               825,000                    --             1,375,000
                                              ------------          ------------          ------------          ------------
Income from operations                           2,736,000             3,201,000             5,524,000             5,687,000
Other income (expense):
     Interest income                               223,000               519,000               479,000             1,026,000
     Interest expense                              (42,000)              (33,000)              (89,000)              (65,000)
     Minority interest                                  --                 2,000                    --                 2,000
                                              ------------          ------------          ------------          ------------
Income before income taxes                       2,917,000             3,689,000             5,914,000             6,650,000
Provision  for income taxes                      1,113,000             1,255,000             2,305,000             2,261,000
                                              ------------          ------------          ------------          ------------
Net income                                    $  1,804,000          $  2,434,000          $  3,609,000          $  4,389,000
                                              ============          ============          ============          ============


Basic net income per share                    $        .11          $        .11          $        .22          $        .21
                                              ============          ============          ============          ============

Diluted net income per share                  $        .11          $        .11          $        .22          $        .19
                                              ============          ============          ============          ============

Shares used in basic net income per
  share computation                             16,151,674            21,796,911            16,158,720            21,336,337
                                              ============          ============          ============          ============

Shares used in diluted net income
    per share computation                       16,758,502            23,006,414            16,596,972            22,528,190
                                              ============          ============          ============          ============


     See accompanying notes to condensed consolidated financial statements.

                                  VIASAT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                       SIX MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                               -------------------------------
                                                                   1999               2000
                                                               ------------       ------------

Cash flows from operating activities:
  Net income                                                   $  3,609,000       $  4,389,000
  Adjustments to reconcile net income
    to net cash used in operating activities:
    Depreciation and amortization                                 1,731,000          3,886,000
    Acquired in-process research and development                          -          2,193,000
    Deferred taxes                                                  321,000         (1,076,000)
    Minority interest in consolidated subsidiary                          -            301,000
    Non-cash compensation                                                 -            134,000
  Increase (decrease) in cash resulting from
      changes in assets and liabilities (net of effect of
      acquisition):
    Accounts receivable                                          (5,053,000)       (21,980,000)
    Inventory                                                      (617,000)        (5,587,000)
    Other assets                                                   (133,000)        (1,226,000)
    Accounts payable                                                195,000            921,000
    Accrued liabilities                                          (1,002,000)         5,530,000
    Other liabilities                                               148,000             11,000
                                                               ------------       ------------

     Net cash used in operating activities                         (801,000)       (12,504,000)
                                                               ------------       ------------

Cash flows from investing activities:
  Acquisition of a business                                               -        (59,411,000)
  Proceeds from sale of short-term investments                    8,582,000            121,000
  Purchases of property and equipment                              (984,000)          (924,000)
                                                               ------------       ------------

     Net cash provided by (used in) investing  activities         7,598,000        (60,214,000)
                                                               ------------       ------------



Cash flows from financing activities:
  Repayment of notes payable                                       (702,000)          (517,000)
  Proceeds from issuance of common stock, net of
    issuance costs                                                  382,000         74,158,000
                                                               ------------       ------------

     Net cash (used in) provided by financing activities           (320,000)        73,641,000
                                                               ------------       ------------


Net increase in cash and cash equivalents                         6,477,000            923,000

Cash and cash equivalents at beginning of period                  6,005,000         19,520,000
                                                               ------------       ------------

Cash and cash equivalents at end of period                     $ 12,482,000       $ 20,443,000
                                                               ============       ============

Supplemental information:
  Cash paid for interest                                       $     89,000       $     33,000
                                                               ============       ============
  Cash paid for income taxes                                   $  2,017,000       $  4,534,000
                                                               ============       ============


     See accompanying notes to condensed consolidated financial statements.

                                        VIASAT, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        (UNAUDITED)


                                                                     COMMON STOCK
                                                               ---------------------------
                                                                NUMBER OF                             PAID IN            RETAINED
                                                                  SHARES             AMOUNT           CAPITAL            EARNINGS
                                                                -----------         -------         ----------         ------------

Balance at March 31, 2000                                       16,393,208         $ 2,000         $18,932,000         $27,063,000

  Exercise of stock options                                        175,515                             645,000

  Issuance of shares for Employee Stock
    Purchase Plan                                                   17,338                             364,000

  Issuance of shares for secondary
     public offering, net of issuance costs
     of $903,000                                                 5,224,150                          73,149,000

  Issuance of warrants to purchase 100,000
     shares of common stock                                                                          1,215,000


  Non-cash compensation related to stock
    options                                                                                            134,000

  Net income                                                                                                             4,389,000

                                                               -----------         -------         ----------          -----------
Balance at September 30, 2000                                   21,810,211         $ 2,000         $94,439,000         $31,452,000
                                                               ===========         =======         ===========         ===========



     See accompanying notes to condensed consolidated financial statements.

                                  VIASAT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statements of income for the three and six month periods ended September 30, 1999 and 2000, the condensed consolidated statement of cash flows for the six month periods ended September 30, 1999 and 2000, and the condensed consolidated statement of stockholders' equity for the six months ended September 30, 2000 have been prepared by the management of ViaSat, Inc., and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2000 included in our 2000 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

The accompanying condensed consolidated financial statements include an equity interest acquired from TrellisWare Technologies, Inc. that exceeds a 50% interest. All significant intercompany amounts have been eliminated. This equity interest is accounted for under the equity method of accounting as we exercise significant influence. This investment is recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions. Ownership of the preferred stock of TrellisWare entitles us to substantially all of the economic benefits in the preferred stock affiliates.

On July 28, 2000 the Board of Directors declared a two-for-one stock split of our common stock in the form of a stock dividend. The stock dividend was distributed at the close of business on August 31, 2000 to stockholders of record on August 21, 2000. All share and per share information in the financial statements have been adjusted to reflect the stock split on a retroactive basis.

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

NOTE 2 - SECONDARY PUBLIC STOCK OFFERING AND ACQUISITION OF SATELLITE NETWORKS BUSINESS

On April 24, 2000, we completed a secondary public stock offering for the sale of 5,224,150 shares of common stock for net proceeds of approximately $73.1 million.

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

                                  VIASAT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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


        Accounts receivable                              $18,761,000
        Inventory                                          8,478,000
        Property, plant and equipment                     10,934,000
        Intangible assets                                 23,679,000
        Acquired in-process research and development       2,193,000
        Liabilities                                       (3,419,000)
                                                         -----------
          Total                                          $60,626,000
                                                         ===========


The following unaudited pro forma condensed combined financial information gives effect to the acquisition as of April 1, 1999. Because the Satellite Networks Business had been operated as a division of Scientific-Atlanta, its results may not reflect those that would have resulted had it operated as an independent entity or as a part of ViaSat. The pro forma information for the three and six month periods ended September 30, 1999 and 2000 does not reflect the effects of anticipated post-acquisition cost savings or restructuring efficiencies.

The pro forma condensed combined financial information combines information from ViaSat's unaudited income statement for the three and six month periods ended September 30, 1999 and 2000 with the Satellite Networks Business' unaudited income statement for the three and six month periods ended September 30, 1999 and 2000.


                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                        ----------------------------     ------------------------------
                                             1999           2000             1999             2000
                                        ------------    ------------     ------------     -------------
Revenues                                $41,154,000      $39,730,000      $76,491,000      $83,739,000
Net income                                  544,000        2,434,000        1,822,000        4,844,000
Earnings per share
   Basic                                        .03              .11              .09              .23
   Diluted                                      .02              .11              .09              .22
Weighted average number of shares*
   Basic                                 21,375,824       21,796,911       20,947,525       21,336,337
   Diluted                               21,982,652       23,006,414       21,385,777       22,528,190


*The weighted average number of shares includes 5,224,150 shares related to the secondary public offering.

The unaudited pro forma financial information presented is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place on April 1, 1999 or the future results of operations of the combined entities.

                                  VIASAT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Contract costs with the U.S. Government and its prime contractors, including indirect costs, are subject to audit and negotiations with U.S. Government representatives. These audits have been completed and agreed upon through fiscal year 1996. Contract revenues and accounts receivable are stated at amounts which are expected to be realized upon final settlement.

NOTE 4 - EARNINGS PER SHARE

Common stock equivalents of 606,828 and 1,209,503 shares for the three months ended September 30, 1999 and 2000, respectively, and 438,252 and 1,191,853 for the six months ended September 30, 1999 and 2000 respectively, were used to calculate diluted earnings per share. Antidilutive shares excluded from the calculation were 122,348 and 339,809 shares for the three months ended September 30, 1999 and 2000, respectively. Antidilutive shares excluded from the calculation were 546,572 and 319,570 shares for the six months ended September 30, 1999 and 2000, respectively. Common stock equivalents are primarily comprised of options granted under the our stock option plan.

NOTE 5 - COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

                                                   MARCH 31,        SEPTEMBER 30,
                                                    2000               2000
                                                 ------------      ------------
                                                                    (UNAUDITED)
        Accounts receivable:
          Billed                                 $ 13,031,000      $ 47,407,000
          Unbilled                                 13,237,000        19,602,000
                                                 ------------      ------------
                                                 $ 26,268,000      $ 67,009,000
                                                 ============      ============
        Inventory:
          Raw materials                          $  2,263,000      $  8,957,000
          Work in process                             484,000         3,659,000
          Finished goods                              375,000         4,636,000
                                                 ------------      ------------
                                                 $  3,122,000      $ 17,252,000
                                                 ============      ============
        Intangible assets:
          Technology                                        -      $  8,987,000
          Contracts and relationships                       -         8,987,000
          Acquired work force                               -         5,551,000
          Accumulated amortization                          -        (1,375,000)
                                                 ------------      ------------
                                                            -      $ 22,150,000
                                                 ============      ============
        Accrued liabilities:
          Current portion of warranty
            reserve                              $    799,000      $  1,622,000
          Accrued vacation                          1,188,000         1,572,000
          Accrued bonus                             1,004,000           888,000
          Accrued 401(k) matching
            contribution                              917,000           466,000
          Collections in excess of revenues           694,000         5,765,000
          Other                                       399,000           218,000
                                                 ------------      ------------
                                                 $  5,001,000      $ 10,531,000
                                                 ============      ============


NOTE 6 - CONTINGENCIES

                                  VIASAT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

On September 15, 2000 ORBCOMM Global, L.P. (ORBCOMM) and seven of its subsidiaries filed a voluntary petition for Chapter 11 relief in the United States Bankruptcy Court for the District of Delaware as part of its efforts to restructure and reorganize its business. ORBCOMM has continued its efforts to maintain and operate its network of low-Earth orbit (LEO) satellites and related ground facilities while it restructures its operations. The following table summarizes our assets related to ORBCOMM at September 30, 2000.


          Accounts receivable-billed               $4,540,000
          Accounts receivable-unbilled                106,000
          Inventory                                   212,000
                                                   -----------
            Total                                  $4,858,000
                                                   ===========

In addition, we have committed purchase orders with vendors in the amount of $341,000. We cannot make assurances that the assets listed above will be fully recovered. If ORBCOMM is unable to successfully restructure its operations it could cause ViaSat to incur losses which could harm our business; however, we have not recorded a reserve as it is not possible at this time to reasonably estimate or determine what loss, if any, will be incurred.

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

                                  VIASAT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - SEGMENT INFORMATION

We are organized primarily based on the basis of products with commercial and defense communication applications, represented by ViaSat Satellite Networks which operates primarily in the commercial market and Electronic Systems Group which operates primarily in the defense market.

The following table summarizes revenues and operating profits by operating segment for the three and six month periods ended September 30, 2000. The acquisition of the Satellite Networks Business resulted in a second operating segment. Certain corporate general and administrative costs, amortization of intangible assets and the charge of acquired in-process research and development are not allocated to either segment and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit.


                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                             -------------------    -----------------
                                                       SEPTEMBER 30, 2000
                                                            (UNAUDITED)
  Revenues
       ViaSat Satellite Networks                 $ 22,910,000       $ 45,454,000
       Electronic Systems Group                    16,820,000         30,902,000
                                                 ------------       ------------
  Total revenues                                   39,730,000         76,356,000

  Operating profits
       ViaSat Satellite Networks                    1,388,000          3,589,000
       Electronic Systems Group                     3,035,000          6,422,000
                                                 ------------       ------------
  Segment operating profit before corporate         4,423,000         10,011,000
       Corporate                                     (397,000)          (756,000)
       Amortization of intangibles                   (825,000)        (1,375,000)
       Acquired in-process research and
         development                                       --         (2,193,000)
                                                 ------------       ------------
  Total operating profits                        $  3,201,000       $  5,687,000
                                                 ============       ============



Revenue information by geographic area for the three and six months ended September 30, 2000 is as follows:

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                             -------------------    -----------------
                                                        SEPTEMBER 30, 2000
                                                           (UNAUDITED)
           North America                         $32,298,000        $61,523,000
           Europe                                  3,235,000          7,187,000
           Asia Pacific                            4,035,000          6,530,000
           Latin America                             162,000          1,116,000
                                                 -----------       ------------
                                                 $39,730,000       $ 76,356,000
                                                 ===========       ============


We distinguish revenues from external customers by geographic areas based on customer location.

The net book value of long-lived assets located outside North America was $37,000 at September 30, 2000.

                                  VIASAT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.


                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                                ------------------     -------------------
                                                 1999       2000         1999        2000
                                                -----       -----       -----       -----
Revenues                                        100.0%      100.0%      100.0%      100.0%
Cost of revenues                                 56.2        68.9        56.6        67.2
                                                -----       -----       -----       -----
Gross profit                                     43.8        31.1        43.4        32.8
Operating expenses:
  Selling, general and administrative            14.3        16.7        15.8        16.2
  Independent research and development           13.4         4.3        11.4         4.4
  Acquired in-process research and
    development                                    --          --          --         2.9
  Amortization of intangible assets                --         2.1          --         1.8
                                                -----       -----       -----       -----
Income from operations                           16.1         8.0        16.2         7.5
Income before income taxes                       17.1         9.3        17.4         8.7
Net income                                       10.6         6.1        10.6         5.7



THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30, 2000

   Revenues. Revenues increased 133.5% from $17.0 million for the three months ended September 30, 1999 to $39.7 million for the three months ended September 30, 2000. This increase was primarily due to the acquisition of the Satellite Networks Business as well as improvements in revenues generated by commercial sales and other development programs including the multifunction information distribution system (MIDS). These increases were partially offset by a decrease in revenues resulting from completion of simulator systems and UHF modem production contracts.

   Gross Profit. Gross profit increased 65.8% from $7.5 million (43.8% of revenues) for the three months ended September 30, 1999 to $12.4 million (31.1% of revenues) for the three months ended September 30, 2000. This increase was primarily due to higher volumes related to the acquisition of the Satellite Networks Business. The decrease as a percentage of revenues resulted from lower volumes of high margin defense products and increased volumes of lower margin development projects offset in part by improvements in the margins on commercial products.

                                  VIASAT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

   Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased 172.3% from $2.4 million (14.3% of revenues) for the three months ended September 30, 1999 to $6.6 million (16.7% of revenues) for the three months ended September 30, 2000. The increase was primarily due to the additional costs from the Satellite Networks Business, transition costs related to the acquisition and efforts related to pursuing broadband business. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Certain of these expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

   Independent Research and Development. Independent research and development ("IR&D") expenses decreased 25.2% from $2.3 million (13.4% of revenues) for the three months ended September 30, 1999, to $1.7 million (4.3% of revenues) for the three months ended September 30, 2000. This decrease resulted from a higher level of funded development programs.

   Amortization of Intangible Assets. Intangible assets are being amortized over useful lives ranging from three to nine years. For the three months ended September 30, 2000, amortization expense was $825,000.

   Interest Expense. Interest expense decreased from $42,000 for the three months ended September 30, 1999 to $33,000 for the three months ended September 30, 2000. Interest expense relates to loans for the purchase of capital equipment, which are generally three year variable rate term loans, and to short-term borrowings under our line of credit to cover working capital requirements. Total outstanding equipment loans were $1.8 million at September 30, 1999, and $726,000 at September 30, 2000. There were no outstanding borrowings under our line of credit as of September 30, 1999 or 2000.

   Interest Income. Interest income increased from $223,000 for the three months ended September 30, 1999 to $519,000 for the three months ended September 30, 2000. This increase resulted from increased invested balances. Interest income relates largely to interest earned on short-term deposits of cash.

   Provision for Income Taxes. Our effective income tax rate decreased from 38.2% for the three months ended September 30, 1999 to 34.0% for the three months September 30, 2000. The difference relates primarily to increases in research and development tax credits.

SIX MONTHS ENDED SEPTEMBER 30, 2000 VS. SIX MONTHS ENDED SEPTEMBER 30, 1999

   Revenues. Revenues increased 124.2% from $34.1 million for the six months ended September 30, 1999 to $76.4 million for the six months ended September 30, 2000. This increase was primarily due to the acquisition of the Satellite Networks Business as well as improvements in revenues generated by commercial sales and other development programs including the multifunction information distribution system (MIDS). These increases were partially offset by a decrease in revenues resulting from completion of simulator systems and UHF modem production contracts.

   Gross Profit. Gross profit increased 69.2% from $14.8 million (43.4% of revenues) for the six months ended September 30, 1999 to $25.0 million (32.8% of revenues) for the six months ended September 30, 2000. This increase was primarily due to higher volumes related to the acquisition of the Satellite Networks Business. The decrease as a percentage of revenues resulted from lower volumes of high margin defense products and increased volumes of lower margin development projects offset in part by improvements in the margins on commercial products.

   Selling, General and Administrative Expenses. SG&A expenses increased 130.3% from $5.4 million (15.8% of revenues) for the six months ended September 30, 1999 to $12.4 million (16.2% of revenues) for the six months ended September 30, 2000. The increase in SG&A was primarily due to the additional costs from the Satellite Networks Business, transition costs related to the acquisition, marketing of commercial products, increased business development and bid and proposal efforts for defense programs, and additional administrative staffing to support our growth. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Certain SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

   Independent Research and Development. IR&D expenses decreased 13.2% from $3.9 million (11.4% of revenues) for the six months ended September 30, 1999 to $3.4 million (4.4% of revenues) for the six months ended September 30, 2000. This decrease resulted from the award of funded development contracts related to both our defense and commercial products.

   Acquired In-Process Research and Development. The acquisition of the Satellite Networks Business was accounted for by the purchase method of accounting. In connection with this acquisition, a charge of $2.2 million for purchased in-process research and development was included in our first quarter results. This charge represented the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility.

   Amortization of Intangible Assets. Intangible assets are being amortized over useful lives ranging from three to nine years. For the six months ended September 30, 2000, amortization expense was $1.4 million for the period from April 25, 2000 to September 30, 2000.

   Interest Expense. Interest expense decreased from $89,000 for the six months ended September 30, 1999 to $65,000 for the six months ended September 30, 2000. Interest expense relates to loans for the purchase of capital equipment, which are generally three year variable-rate term loans, and to short-term borrowings under our line of credit to cover working capital requirements. Total outstanding equipment loans were $1.8 million at September 30, 1999, and $726,000 at September 30, 2000. There were no outstanding borrowings under our line of credit as of September 30, 1999 or 2000.

   Interest Income. Interest income increased from $479,000 for the six months ended September 30, 1999 to $1.0 million for the six months ended September 30, 2000. This increase resulted from higher average invested cash balances.

   Provision for Income Taxes. Our effective income tax rate decreased from 39.0% for the six months ended September 30, 1999 to 34.0% for the six months ended September 30, 2000. The decrease relates primarily to increases in research and development tax credits.

BACKLOG

At September 30, 2000 we had firm backlog of $161.0 million of which $147.0 million was funded. The firm backlog of $161.0 million does not include contract options of $58.5 million. Of the $161.0 million in firm backlog, approximately $62.3 million is expected to be delivered in the fiscal year ending March 31, 2001, and the balance is expected to be delivered in the fiscal year ending March 31, 2002 and thereafter. At March 31, 2000 we had firm backlog of $88.2 million, of which $58.6 million was funded, not including options of $53.3 million. We include in our backlog only those orders for which we have accepted purchase orders. However, backlog is not necessarily indicative of future sales. A majority of our government backlog scheduled for delivery can be terminated at the convenience of the government since orders are often made substantially in advance of delivery, and our contracts typically provide that orders may be terminated with limited or no penalties. In addition, purchase orders may set forth product specifications that would require us to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the related purchase order.

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

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. Cash used in operating activities for the six months ended September 30, 1999 was $801,000 and cash used in operating activities for the six months ended September 30, 2000 was $12.5 million. Increases in accounts receivable and inventories due to the new business were offset by increases in accrued liabilities.

Cash provided by investing activities for the six months ended September 30, 1999 was $7.6 million and cash used in investing activities for the six months ended September 30, 2000 was $60.2 million. During the six months ended September 30, 2000, we acquired the Satellite Networks Business for cash of $59.4 million plus warrants to purchase 100,000 shares of common stock valued at $1.2 million. In addition, we acquired $924,000 in equipment in the six months ended September 30, 2000 compared to $984,000 of equipment during the six months ended September 30, 1999, excluding the acquisition of the Satellite Networks Business.

Cash used in financing activities for the six months ended September 30, 1999 was $320,000 and cash provided by financing activities for the six months ended September 30, 2000 was $73.6 million. This increase was primarily the result of completing a secondary public stock offering for $73.1 million.

At September 30, 2000, we had $20.4 million in cash, cash equivalents and short-term investments, $84.7 million in working capital and $726,000 in equipment financing. We had no outstanding borrowings under our line of credit at September 30, 2000.

We received a commitment from Union Bank of California and Washington Mutual Bank to provide a total credit facility of $50.0 million for the acquisition of the Satellite Networks Business. This facility also provided for a secured revolving credit facility of $25.0 million for general working capital. We did not elect to use the financing for the acquisition and are now in the process of negotiating the terms of the $25.0 million revolving line of credit facility.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        (a)    We held our Annual Meeting of Stockholders on September 26, 2000.

        (b)    See paragraph (c) below.

        (c) The matters voted upon at the meeting and the votes cast with respect thereto were as follows:

                                     Votes           Votes                        Broker
                                      For       Against/Withheld   Abstentions   Non-Votes
                                      ---       -----------------  -----------   ---------
Election of Directors
  Robert W. Johnson                14,517,050         -0-            216,534        -0-
  William A. Owens                 14,522,590         -0-            210,994        -0-

Amendment of The 1996 Equity
Participation Plan                 11,268,120      3,440,246          25,218        -0-

Amendment of Certificate of
Incorporation to Increase
Authorized Shares                  11,659,330      3,065,476           8,978        -0-


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 3.1   - Second Amended and Restated Certificate of Incorporation
                    of ViaSat, Inc.

    Exhibit 10.1 - The Amended and Restated 1996 Equity Participation Plan of
                   ViaSat, Inc.

    Exhibit 10.2 - Terminal Development, Production and Purchase Agreement by
                   and between Astrolink International LLC and ViaSat, Inc., dated October 20, 2000.

    Exhibit 10.3 - Memorandum of Agreement between Astrolink International LLC and ViaSat, Inc., dated October 20, 2000.

    Exhibit 27.1 - Financial Data Schedule

(b) We filed no reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 VIASAT, INC.

November 14, 2000



                                           /s/ MARK D. DANKBERG
                                  -------------------------------------------
                                             Mark D. Dankberg
                                  Chairman of the Board, President and Chief
                                Executive Officer (Principal Executive Officer)





                                           /s/ RICHARD A. BALDRIDGE
                                  -------------------------------------------
                                             Richard A. Baldridge
                                   Executive Vice President, Chief Financial
                                      Officer and Chief Operating Officer
                                  (Principal Financial and Accounting Officer)