Form 10-Q
period 2000-12-31
VIASAT INC
filed 2001-02-14
CIK 797721

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


        (Mark One)

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 2000.

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



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares outstanding of the issuer's common stock, $.0001 par value, as of February 8, 2001 was 21,975,742.

                                  VIASAT, INC.
                                      INDEX


                                                                                   PAGE
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheet at March 31, 2000
                      and December 31, 2000                                         3

                 Condensed Consolidated Statement of Income for the three
                      and nine months ended December 31, 1999 and 2000              4

                 Condensed Consolidated Statement of Cash Flows for the
                      nine months ended December 31, 1999 and 2000                  5

                 Condensed Consolidated Statement of Stockholders' Equity
                      for the nine months ended December 31, 2000                   6

                 Notes to Condensed Consolidated Financial Statements               7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                               12

         Item 3. Quantitative and Qualitative Disclosures About Market
                 Risk                                                              15


PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                                  16

                 Signatures                                                        17

                                  VIASAT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                            MARCH 31,         DECEMBER 31,
                                                              2000               2000
                                                          -------------      -------------
                                                                              (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                               $  19,520,000      $  24,504,000
  Short-term investments                                        121,000                 --
  Accounts receivable                                        26,268,000         59,449,000
  Inventory                                                   3,122,000         21,778,000
  Deferred income taxes                                       1,813,000          3,536,000
  Other current assets                                        2,167,000         11,371,000
                                                          -------------      -------------
     Total current assets                                    53,011,000        120,638,000
Property and equipment, net                                   8,164,000         17,297,000
Intangible assets, net                                               --         22,654,000
Other assets                                                    755,000          2,541,000
                                                          -------------      -------------

          Total assets                                    $  61,930,000      $ 163,130,000
                                                          =============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $   8,934,000      $  18,909,000
  Accrued liabilities                                         5,001,000         13,215,000
  Current portion of notes payable                              907,000            504,000
                                                          -------------      -------------
     Total current liabilities                               14,842,000         32,628,000
                                                          -------------      -------------
Notes payable                                                   336,000                 --
Other liabilities                                               755,000            229,000
                                                          -------------      -------------
     Total long-term liabilities                              1,091,000            229,000
                                                          -------------      -------------

Contingencies (Note 6)

Minority interest in consolidated subsidiary                         --            332,000

Stockholders' equity:
  Common stock                                                    2,000              2,000
  Paid in capital                                            18,932,000         95,867,000
  Retained earnings                                          27,063,000         34,167,000
  Accumulated other comprehensive income (loss)                      --            (95,000)
                                                          -------------      -------------
     Total stockholders' equity                              45,997,000        129,941,000
                                                          -------------      -------------

          Total liabilities and stockholders' equity      $  61,930,000      $ 163,130,000
                                                          =============      =============


     See accompanying notes to Condensed Consolidated Financial Statements.

                                  VIASAT, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                      DECEMBER 31,                           DECEMBER 31,
                                           ---------------------------------       ---------------------------------
                                               1999                2000                1999                2000
                                           -------------       -------------       -------------       -------------
Revenues                                   $  18,041,000       $  43,093,000       $  52,093,000       $ 119,449,000
Cost of revenues                              10,493,000          29,466,000          29,760,000          80,811,000
                                           -------------       -------------       -------------       -------------
  Gross profit                                 7,548,000          13,627,000          22,333,000          38,638,000
Operating expenses:
  Selling, general and administrative          2,845,000           7,675,000           8,226,000          20,065,000
  Independent research and
     development                               2,087,000           1,589,000           5,967,000           4,955,000
  Acquired in-process research and
     development                                      --             141,000                  --           2,334,000
  Amortization of intangible assets                   --             967,000                  --           2,342,000
                                           -------------       -------------       -------------       -------------
Income from operations                         2,616,000           3,255,000           8,140,000           8,942,000
Other income (expense):
     Interest income                             283,000             304,000             762,000           1,330,000
     Interest expense                            (37,000)            (15,000)           (126,000)            (80,000)
     Minority interest                                --             (46,000)                 --             (44,000)
                                           -------------       -------------       -------------       -------------
Income before income taxes                     2,862,000           3,498,000           8,776,000          10,148,000
Provision for income taxes                       855,000             783,000           3,160,000           3,044,000
                                           -------------       -------------       -------------       -------------
Net income                                 $   2,007,000       $   2,715,000       $   5,616,000       $   7,104,000
                                           =============       =============       =============       =============


Basic net income per share                 $         .12       $         .12       $         .35       $         .34
                                           =============       =============       =============       =============

Diluted net income per share               $         .12       $         .12       $         .33       $         .32
                                           =============       =============       =============       =============

Shares used in basic net income per
  share computation                           16,226,932          21,836,429          16,188,562          21,187,133
                                           =============       =============       =============       =============

Shares used in diluted net income per
  share computation                           17,413,910          22,875,989          16,981,572          22,416,498
                                           =============       =============       =============       =============


     See accompanying notes to Condensed Consolidated Financial Statements.

                                  VIASAT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                        NINE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                 -------------------------------
                                                                     1999               2000
                                                                 ------------       ------------
Cash flows from operating activities:
  Net income                                                     $  5,616,000       $  7,104,000
  Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
    Depreciation and amortization                                   2,531,000          5,723,000
    Acquired in-process research and development                           --          2,334,000
    Deferred taxes                                                    424,000         (1,795,000)
    Tax benefit from exercise of stock options                         68,000            478,000
    Minority interest in consolidated subsidiary                           --            332,000
    Non-cash compensation                                                  --            134,000
  Increase (decrease) in cash resulting from changes in
    assets and liabilities (net of effect of acquisition):
    Accounts receivable                                            (6,155,000)       (15,311,000)
    Inventory                                                        (664,000)       (11,199,000)
    Other assets                                                      (15,000)       (10,539,000)
    Accounts payable                                                  365,000         10,115,000
    Accrued liabilities                                              (693,000)         3,956,000
    Other liabilities                                                 200,000           (723,000)
                                                                 ------------       ------------

     Net cash provided by (used in) operating activities            1,677,000         (9,391,000)
                                                                 ------------       ------------

Cash flows from investing activities:
  Acquisition of a business                                                --        (57,114,000)
  Proceeds from sale of short-term investments                     12,213,000            121,000
  Purchases of property and equipment                              (2,912,000)        (2,973,000)
                                                                 ------------       ------------

     Net cash provided by (used in) investing activities            9,301,000        (59,966,000)
                                                                 ------------       ------------


Cash flows from financing activities:
  Repayment of notes payable                                         (961,000)          (739,000)
  Proceeds from issuance of common stock, net of
    issuance costs                                                    562,000         75,107,000
                                                                 ------------       ------------

     Net cash (used in) provided by financing activities             (399,000)        74,368,000

Effect of exchange rate changes on cash                                    --            (27,000)
                                                                 ------------       ------------

Net increase in cash and cash equivalents                          10,579,000          4,984,000

Cash and cash equivalents at beginning of period                    6,005,000         19,520,000
                                                                 ------------       ------------

Cash and cash equivalents at end of period                       $ 16,584,000       $ 24,504,000
                                                                 ============       ============

Supplemental information:
  Cash paid for interest                                         $    126,000       $     15,000
                                                                 ============       ============
  Cash paid for income taxes                                     $  3,347,000       $  4,545,000
                                                                 ============       ============


     See accompanying notes to Condensed Consolidated Financial Statements.

                                  VIASAT, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                          COMMON STOCK                                            ACCUMULATED
                                 -----------------------------                                       OTHER
                                   NUMBER OF                        PAID IN        RETAINED      COMPREHENSIVE
                                    SHARES           AMOUNT         CAPITAL        EARNINGS      INCOME(LOSS)         TOTAL
                                 -------------   -------------   -------------   -------------   -------------    -------------
Balance at March 31, 2000           16,393,208   $       2,000   $  18,932,000   $  27,063,000                    $  45,997,000

  Tax benefit from exercise of
    stock options                                                      478,000                                          478,000

  Exercise of stock options            243,594                       1,049,000                                        1,049,000

  Issuance of shares for
    Employee Stock Purchase
    Plan                                66,216                         910,000                                          910,000

  Issuance of shares for
    secondary public offering,
    net of issuance costs of
    $903,000                         5,224,150                      73,149,000                                       73,149,000

  Issuance of warrants to
    purchase 100,000 shares of
    common stock                                                     1,215,000                                        1,215,000

  Non-cash compensation
    related to stock options                                           134,000                                          134,000

  Foreign currency translation                                                                   $     (95,000)         (95,000)

  Net income                                                                         7,104,000                        7,104,000
                                 -------------   -------------   -------------   -------------   -------------    -------------


Balance at December 31, 2000        21,927,168   $       2,000   $  95,867,000   $  34,167,000   $     (95,000)   $ 129,941,000
                                 =============   =============   =============   =============   =============    =============


     See accompanying notes to Condensed Consolidated Financial Statements.

                                  VIASAT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2000, the condensed consolidated statement of income for the three and nine month periods ended December 31, 1999 and 2000, the condensed consolidated statement of cash flows for the nine month periods ended December 31, 1999 and 2000, and the condensed consolidated statement of stockholders' equity for the nine months ended December 31, 2000 have been prepared by the management of ViaSat, Inc., and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2000 included in our 2000 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

The accompanying condensed consolidated financial statements include the results of TrellisWare Technologies, Inc., a majority owned subsidiary of ViaSat. All significant intercompany amounts have been eliminated. This equity interest is accounted for under the equity method of accounting as we exercise significant influence. This investment is recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions. Ownership of the preferred stock of TrellisWare entitles us to substantially all of the economic benefits in the preferred stock affiliate.

On July 28, 2000 the Board of Directors declared a two-for-one stock split of our common stock in the form of a stock dividend. The stock dividend was distributed at the close of business on August 31, 2000 to stockholders of record on August 21, 2000. All share and per share information in the financial statements has been adjusted to reflect the stock split on a retroactive basis.

In general, the functional currency of a foreign operation is deemed to be the local country's currency. Consequently, assets and liabilities of operations outside the United States are generally translated into United States dollars, and the effects of foreign currency translation adjustments are included as a component of stockholders' equity.

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

On April, 25, 2000, we completed the acquisition of the satellite networks business (the "Satellite Networks Business") of Scientific-Atlanta, Inc. for an aggregate purchase price of approximately $57.1 million in cash (which reflects adjustments to the purchase price in accordance with the purchase agreement), plus warrants to purchase 100,000 shares of common stock valued at $1.2 million.

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

                                  VIASAT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


The acquisition has been accounted for by the purchase method of accounting as defined in APB Opinion No. 16. The purchase price of the acquisition has been allocated to the estimated fair value of the tangible and intangible assets acquired and liabilities assumed of the Satellite Networks Business. The purchase price allocation for certain assets is preliminary and further refinements are likely to be made on the completion of final valuation studies. In connection with this acquisition, a charge of $2.3 million for acquired in process research and development is included in our results. This charge represents the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility and have no alternative future use. The estimated fair value of assets acquired and liabilities assumed, which is subject to further refinement, is as follows:

        Accounts receivable                               $ 17,870,000
        Inventory                                            7,515,000
        Property, plant and equipment                        9,540,000
        Intangible assets                                   24,996,000
        Acquired in-process research and development         2,334,000
        Other assets                                           326,000
        Liabilities                                         (4,252,000)
                                                          ------------
          Total                                           $ 58,329,000
                                                          ============

The following unaudited pro forma condensed combined financial information gives effect to the acquisition as of April 1, 1999. Because the Satellite Networks Business had been operated as a division of Scientific-Atlanta, its results may not reflect those that would have resulted had it operated as an independent entity or as a part of ViaSat. The pro forma information for the three and nine month periods ended December 31, 1999 and 2000 does not reflect the effects of anticipated post-acquisition cost savings or restructuring efficiencies.

The pro forma condensed combined financial information combines information from ViaSat's unaudited income statement for the three and nine month periods ended December 31, 1999 and 2000 with the Satellite Networks Business' unaudited income statement for the three and nine month periods ended December 31, 1999 and 2000.

                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                              DECEMBER 31,                    DECEMBER 31,
                                      ----------------------------    ----------------------------
                                          1999            2000            1999            2000
                                      ------------    ------------    ------------    ------------
Revenues                              $ 39,561,000    $ 43,093,000    $116,052,000    $126,832,000
Net income                                 798,000       2,715,000       2,620,000       7,559,000
Earnings per share
   Basic                                       .04             .12             .13             .36
   Diluted                                     .04             .12             .12             .34
Weighted average number of shares*
   Basic                                21,451,082      21,836,429      20,928,994      21,187,133
   Diluted                              21,638,060      22,875,989      21,722,004      22,416,498

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

Contract costs with the U.S. Government and its prime contractors, including indirect costs, are subject to audit and negotiations with U.S. Government representatives. These audits have been completed and agreed upon through fiscal year 1997. Contract revenues and accounts receivable are stated at amounts which are expected to be realized upon final settlement.

NOTE 4 - EARNINGS PER SHARE

Common stock equivalents of 1,186,978 and 1,039,559 shares for the three months ended December 31, 1999 and 2000, respectively, and 793,010 and 1,229,366 shares for the nine months ended December 31, 1999 and 2000 respectively, were used to calculate diluted earnings per share. Antidilutive shares excluded from the calculation were zero and 1,933,405 shares for the three months ended December 31, 1999 and 2000, respectively. Antidilutive shares excluded from the calculation were 21,040 and 864,943 shares for the nine months ended December 31, 1999 and 2000, respectively. Common stock equivalents are primarily comprised of options granted under our stock option plans.

NOTE 5 - COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

                                                    MARCH 31,     DECEMBER 31,
                                                      2000            2000
                                                  ------------    ------------
                                                                  (UNAUDITED)
        Accounts receivable:
          Billed                                  $ 13,031,000    $ 37,898,000
          Unbilled                                  13,237,000      21,551,000
                                                  ------------    ------------
                                                  $ 26,268,000    $ 59,449,000
                                                  ============    ============
        Inventory:
          Raw materials                           $  2,263,000    $ 14,190,000
          Work in process                              484,000       4,368,000
          Finished goods                               375,000       3,220,000
                                                  ------------    ------------
                                                  $  3,122,000    $ 21,778,000
                                                  ============    ============
        Intangible assets:
          Technology                                        --    $  9,754,000
          Contracts and relationships                       --       9,650,000
          Acquired work force                               --       5,592,000
          Accumulated amortization                          --      (2,342,000)
                                                  ------------    ------------
                                                            --    $ 22,654,000
                                                  ============    ============
        Accrued liabilities:
          Current portion of warranty reserve     $    799,000    $  1,405,000
          Accrued vacation                           1,188,000       2,195,000
          Accrued bonus                              1,004,000       1,544,000
          Accrued 401(k) matching contribution         917,000       1,419,000
          Collections in excess of revenues            694,000       5,343,000
          Other                                        399,000       1,309,000
                                                  ------------    ------------
                                                  $  5,001,000    $ 13,215,000
                                                  ============    ============

NOTE 6 - CONTINGENCIES

                                  VIASAT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


On September 15, 2000 ORBCOMM Global, L.P. (ORBCOMM) and seven of its subsidiaries filed a voluntary petition for Chapter 11 relief in the United States Bankruptcy Court for the District of Delaware as part of its efforts to restructure and reorganize its business. ORBCOMM has continued its efforts to maintain and operate its network of low-Earth orbit (LEO) satellites and related ground facilities while it restructures its operations. The following table summarizes our assets related to ORBCOMM at December 31, 2000.

          Accounts receivable-billed          $4,611,000
          Accounts receivable-unbilled           136,000
          Inventory                              130,000
                                              ----------
            Total                             $4,877,000
                                              ==========

We cannot make assurances that the assets listed above will be fully recovered. If ORBCOMM is unable to successfully restructure its operations it could cause ViaSat to incur losses which could harm our business; however, we have not made any adjustments to the recorded amount as it is not possible at this time to reasonably estimate or determine what loss, if any, will be incurred.

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

We may be involved in legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

                                  VIASAT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 7 - SEGMENT INFORMATION

We are organized primarily on the basis of products with commercial and defense communication applications, represented by ViaSat Satellite Networks which operates primarily in the commercial market and Communication (formerly Electronic) Systems Group which operates primarily in the defense market.

The following table summarizes revenues and operating profits by operating segment for the three and nine month periods ended December 31, 2000. The acquisition of the Satellite Networks Business resulted in a second operating segment. Certain corporate general and administrative costs, amortization of intangible assets and the charge of acquired in-process research and development are not allocated to either segment and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit.

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                         ------------------    -----------------
                                                                    DECEMBER 31, 2000
                                                                      (UNAUDITED)
  Revenues
       ViaSat Satellite Networks                           $  26,114,000         $  71,568,000
       Communication Systems Group                            16,979,000            47,881,000
                                                           -------------         -------------
  Total revenues                                              43,093,000           119,449,000

  Operating profits
       ViaSat Satellite Networks                               2,445,000             6,034,000
       Communication Systems Group                             2,156,000             8,578,000
                                                           -------------         -------------
  Segment operating profit before corporate and other          4,601,000            14,612,000
       Corporate                                                (238,000)             (994,000)
       Amortization of intangibles                              (967,000)           (2,342,000)
       Acquired in-process research and development             (141,000)           (2,334,000)
                                                           -------------         -------------
  Total operating profits                                  $   3,255,000         $   8,942,000
                                                           =============         =============

Revenue information by geographic area for the three and nine months ended December 31, 2000 is as follows:

                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                       ------------------      -----------------
                                                    DECEMBER 31, 2000
                                                       (UNAUDITED)
           North America                  $ 34,542,000           $ 96,065,000
           Europe                            3,673,000             10,860,000
           Asia Pacific                      4,447,000             10,977,000
           Latin America                       431,000              1,547,000
                                          ------------           ------------
                                          $ 43,093,000           $119,449,000
                                          ============           ============


We distinguish revenues from external customers by geographic areas based on customer location.

The net book value of long-lived assets located outside North America was $39,000 at December 31, 2000.

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

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       DECEMBER 31,           DECEMBER 31,
                                                   ------------------      ------------------
                                                    1999        2000        1999        2000
                                                   ------      ------      ------      ------
Revenues                                            100.0%      100.0%      100.0%      100.0%
Cost of revenues                                     58.2        68.4        57.1        67.6
                                                   ------      ------      ------      ------
Gross profit                                         41.8        31.6        42.9        32.4
Operating expenses:
  Selling, general and administrative                15.8        17.8        15.8        16.8
  Independent research and development               11.6         3.7        11.5         4.1
  Acquired in-process research and development         --          .3          --         2.0
  Amortization of intangible assets                    --         2.2          --         2.0
                                                   ------      ------      ------      ------
Income from operations                               14.5         7.6        15.6         7.5
Income before income taxes                           15.9         8.1        16.8         8.5
Net income                                           11.1         6.3        10.8         5.9

THREE MONTHS ENDED DECEMBER 31, 1999 VS. THREE MONTHS ENDED DECEMBER 31, 2000

   Revenues. Revenues increased 138.9% from $18.0 million for the three months ended December 31, 1999 to $43.1 million for the three months ended December 31, 2000. This increase was primarily due to the acquisition of the Satellite Networks Business as well as improvements in revenues generated by commercial broadband and other development programs including the multifunction information distribution system (MIDS). These increases were partially offset by a decrease in revenues resulting from completion of various production contracts.

   Gross Profit. Gross profit increased 80.5% from $7.5 million (41.8% of revenues) for the three months ended December 31, 1999 to $13.6 million (31.6% of revenues) for the three months ended December 31, 2000. This increase was primarily due to higher volumes related to the acquisition of the Satellite Networks Business and broadband development programs. The decrease as a percentage of revenues resulted from lower volumes of high margin defense products and increased volumes of lower margin development projects.

   Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased 169.8% from $2.8 million (15.8% of revenues) for the three months ended December 31, 1999 to $7.7 million (17.8% of revenues) for the three months ended December 31, 2000. The increase was primarily due to the additional costs from the Satellite Networks Business, transition costs related to the acquisition and efforts related to pursuing broadband business. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Certain of these expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

   Independent Research and Development. Independent research and development ("IR&D") expenses decreased 23.9% from $2.1 million (11.6% of revenues) for the three months ended December 31, 1999, to $1.6 million (3.7% of revenues) for the three months ended December 31, 2000. This decrease resulted from a higher level of funded development programs.

   Amortization of Intangible Assets. Intangible assets are being amortized over useful lives ranging from three to nine years. For the three months ended December 31, 2000, amortization expense was $967,000.

   Interest Expense. Interest expense decreased from $37,000 for the three months ended December 31, 1999 to $15,000 for the three months ended December 31, 2000. Interest expense relates to loans for the purchase of capital equipment, which are generally three year variable rate term loans, and to short-term borrowings under our line of credit to cover working capital requirements. Total outstanding equipment loans were $1.5 million at December 31, 1999, and $504,000 at December 31, 2000. There were no outstanding borrowings under our line of credit as of December 31, 1999 or 2000.

   Interest Income. Interest income increased from $283,000 for the three months ended December 31, 1999 to $304,000 for the three months ended December 31, 2000. This increase resulted from increased invested balances. Interest income relates largely to interest earned on short-term deposits of cash.

   Provision for Income Taxes. Our effective income tax rate decreased from 29.9% for the three months ended December 31, 1999 to 22.4% for the three months December 31, 2000. The difference relates primarily to increases in estimates of prior period research and development tax credits.

NINE MONTHS ENDED DECEMBER 31, 1999 VS. NINE MONTHS ENDED DECEMBER 31, 2000

   Revenues. Revenues increased 129.3% from $52.1 million for the nine months ended December 31, 1999 to $119.4 million for the nine months ended December 31, 2000. This increase was primarily due to the acquisition of the Satellite Networks Business as well as improvements in revenues generated by commercial broadband and other development programs including the multifunction information distribution system (MIDS). These increases were partially offset by a decrease in revenues resulting from completion of simulator systems and various production contracts.

   Gross Profit. Gross profit increased 73.0% from $22.3 million (42.9% of revenues) for the nine months ended December 31, 1999 to $38.6 million (32.4% of revenues) for the nine months ended December 31, 2000. This increase was primarily due to higher volumes related to the acquisition of the Satellite Networks Business and broadband development programs. The decrease as a percentage of revenues resulted from lower volumes of various high margin products and increased volumes of lower margin development projects.

   Selling, General and Administrative Expenses. SG&A expenses increased 143.9% from $8.2 million (15.8% of revenues) for the nine months ended December 31, 1999 to $20.1 million (16.8% of revenues) for the nine months ended December 31, 2000. The increase in SG&A expenses was primarily due to the additional costs from the Satellite Networks Business, transition costs related to the acquisition, marketing of commercial products, increased business development and bid and proposal efforts for defense programs, and additional administrative staffing to support our growth.

   Independent Research and Development. IR&D expenses decreased 17.0% from $6.0 million (11.5% of revenues) for the nine months ended December 31, 1999 to $5.0 million (4.1% of revenues) for the nine months ended December 31, 2000. This decrease resulted from the award of funded development contracts related to both our defense and commercial products.

   Acquired In-Process Research and Development. The acquisition of the Satellite Networks Business was accounted for by the purchase method of accounting. In connection with this acquisition, a charge of $2.3 million for purchased in-process research and development was included in our results. This charge represented the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility.

   Amortization of Intangible Assets. Intangible assets are being amortized over useful lives ranging from three to nine years. For the nine months ended December 31, 2000, amortization expense was $2.3 million for the period from April 25, 2000 to December 31, 2000.

   Interest Expense. Interest expense decreased from $126,000 for the nine months ended December 31, 1999 to $80,000 for the nine months ended December 31, 2000. Total outstanding equipment loans were $1.5 million at December 31, 1999, and $504,000 at December 31, 2000. There were no outstanding borrowings under our line of credit as of December 31, 1999 or 2000.

   Interest Income. Interest income increased from $762,000 for the nine months ended December 31, 1999 to $1.3 million for the nine months ended December 31, 2000. This increase resulted from higher average invested cash balances.

   Provision for Income Taxes. Our effective income tax rate decreased from 36.0% for the nine months ended December 31, 1999 to 30.0% for the nine months ended December 31, 2000. The decrease relates primarily to increases in estimates of prior period research and development tax credits.

BACKLOG

At December 31, 2000 we had firm backlog of $221.7 million of which $207.9 million was funded. The firm backlog of $221.7 million does not include contract options of $58.7 million. Of the $221.7 million in firm backlog, approximately $35.9 million is expected to be delivered in the fiscal year ending March 31, 2001, and the balance is expected to be delivered in the fiscal year ending March 31, 2002 and thereafter. At March 31, 2000 we had firm backlog of $88.2 million, of which $58.6 million was funded, not including options of $53.3 million. We include in our backlog only those orders for which we have accepted purchase orders. However, backlog is not necessarily indicative of future sales. A majority of our government backlog scheduled for delivery can be terminated at the convenience of the government since orders are often made substantially in advance of delivery, and our contracts typically provide that orders may be terminated with limited or no penalties. In addition, purchase orders may set forth product specifications that would require us to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the related purchase order.

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

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. Cash provided by operating activities for the nine months ended December 31, 1999 was $1.7 million and cash used in operating activities for the nine months ended December 31, 2000 was $9.4 million. Increases in accounts receivable and inventories due to the new business were offset by increases in accounts payable.

Cash provided by investing activities for the nine months ended December 31, 1999 was $9.3 million and cash used in investing activities for the nine months ended December 31, 2000 was $64.7 million. During the nine months ended December 31, 2000, we acquired the Satellite Networks Business for cash of $57.1 million plus warrants to purchase 100,000 shares of common stock valued at $1.2 million. In addition, we acquired $3.0 million in equipment in the nine months ended December 31, 2000 compared to $2.9 million of equipment during the nine months ended December 31, 1999, excluding the acquisition of the Satellite Networks Business.

Cash used in financing activities for the nine months ended December 31, 1999 was $399,000 and cash provided by financing activities for the nine months ended December 31, 2000 was $74.4 million. This increase was primarily the result of completing a secondary public stock offering for $73.1 million.

At December 31, 2000, we had $24.5 million in cash, cash equivalents and short-term investments, $88.0 million in working capital and $504,000 in equipment financing. We had no outstanding borrowings under our line of credit at December 31, 2000.

We are in the process of negotiating the terms of a $25.0 million revolving line of credit facility with a bank.

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

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.1 - Gateway Terminal Development, Production and Purchase Agreement by and between Astrolink International LLC and ViaSat, Inc., dated December 28, 2000

(b) We filed no reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   VIASAT, INC.

February 14, 2001



                                               /s/ MARK D. DANKBERG
                                 -----------------------------------------------
                                                 Mark D. Dankberg
                                    Chairman of the Board, President and Chief
                                 Executive Officer (Principal Executive Officer)



                                             /s/ RICHARD A. BALDRIDGE
                                 -----------------------------------------------
                                               Richard A. Baldridge
                                    Executive Vice President, Chief Financial
                                       Officer and Chief Operating Officer
                                   (Principal Financial and Accounting Officer)