Form 10-K405
period 2001-03-31
VIASAT INC
filed 2001-06-29
CIK 797721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________.

Commission File Number (0-21767)

VIASAT, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0174996

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6155 El Camino Real, Carlsbad, California 92009
(760) 476-2200

(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 21, 2001 was approximately $258,691,865 (based on the closing price for shares of the registrant’s Common Stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of June 21, 2001 was 22,067,299.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended March 31, 2001.

      Certain exhibits filed with the registrant’s Registration Statement on Form S-3 (File No. 333-31758), as amended, Registration Statement on Form S-1 (File No. 333-13183), as amended, Annual Report on Form 10-K for the fiscal years ended March 31, 1997, 1998, 1999 and 2000, and Proxy Statement relating to its 1999 Annual Meeting of Stockholders, are incorporated by reference into Part IV of this Report.

VIASAT, INC.
FORM 10-K
For the fiscal year ended MARCH 31, 2001

PART I

Item 1. Business

      All references in this annual report to our fiscal year refer to the fiscal year ending on March 31, 2001.

Introduction

      We are a leading provider of advanced broadband digital satellite communications and other wireless networking and signal processing equipment and services. Based on our extensive experience in complex defense communications systems, we have developed the capability to design and implement innovative communications solutions which enhance bandwidth utilization by applying our sophisticated networking and digital signal processing techniques. On April 25, 2000, we completed the acquisition of the satellite networks business (the “Satellite Networks Business”) of Scientific-Atlanta, Inc., which allowed us to accelerate the development of our growing commercial business. For a more detailed discussion of the acquisition, see “—Acquisition of the Satellite Networks Business” below. To date, we have achieved 15 consecutive years of revenue growth and 14 consecutive years of profitability. Our goal is to leverage our advanced technology and capabilities to capture a significant share of the global satellite communications services and equipment segment of the high-growth broadband communications market.

      Our internal growth to date has historically been driven largely by our success in meeting the need for advanced communications products for the U.S. military. By developing cost-effective communications products incorporating our advanced technologies we have continued to grow the markets for our defense products and services in an environment of shrinking defense budgets. Our current defense products include our advanced multifunction information distribution system, or MIDS, product line, our simulation and test equipment which allows the testing of sophisticated airborne radio equipment without expensive flight exercises, and our UHF DAMA satellite communications products consisting of modems, terminals and network control systems. The MIDS terminal operates as part of the Link-16 line-of-sight tactical radio system that enables real time data networking among ground and airborne military users providing an electronic overview of the battlefield. We were recently selected by the U.S. government as a new Link-16 terminal contractor and one of only three current U.S. government certified manufacturers of Link-16 MIDS terminals.

      We have been increasing our focus in recent years on offering satellite based communications products to address commercial market needs. Our commercial business has grown from approximately 24% of our revenues in fiscal year 2000 to approximately 62% of our revenues in fiscal year 2001. Based on our advanced satellite technology and systems integration experience, we have recently won several important projects in the three key broadband markets: enterprise, consumer and in-flight mobile applications. These projects are comprised of a recent contract award from ASTROLINK to provide two-way Ka-band terminals and gateways for broadband service to enterprise customers, a contract with WildBlue Communications to supply satellite modems and satellite modem termination systems for broadband service to residential and small businesses customers, and selection by Connexion by BoeingSM to provide receiver/transmitter subsystems for broadband access for air travelers.

Acquisition of the Satellite Networks Business

      On April 25, 2000, we completed the acquisition of the Satellite Networks Business from Scientific-Atlanta. The aggregate purchase price (including post-closing adjustments) for the Satellite Networks Business was approximately $58 million in cash plus warrants to purchase 100,000 shares of our common stock. We believe our acquisition of the Satellite Networks Business will give us the scale and scope to become a larger player in the market for broadband commercial satellite communications and services. The acquisition of the Satellite Networks Business, which is also a significant DAMA-based VSAT vendor, will further strengthen our position in the DAMA marketplace. The Satellite Networks Business provides additional product lines addressing the non-DAMA VSAT market, the gateway market, the asset tracking and meter reading market, and the telemetry and antenna systems market. In addition, the Satellite Networks Business has brought us a larger and more experienced commercial sales force, a significant customer base, additional research and development and engineering capabilities.

The ViaSat Advantage

      Leading Industry Position. We have a leading position in certain segments of the advanced communications network industry, including our leadership in DAMA and Link-16 MIDS businesses. More recently, some of our largest contracts have related to the provision of broadband equipment and services to commercial customers utilizing advanced satellites currently under development. The recent acquisition of the Satellite Networks Business will increase our presence in the satellite communications ground segment and services business. We believe that our leadership position in the development of advanced technologies and the provision of broadband equipment and services provides us with a competitive advantage in developing and enhancing our products and services to capture a significant portion of the emerging high growth broadband communications market.

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

      Experienced Management Team. We have a strong and experienced management team, which has overseen our profitable growth for more than a decade. Prior to joining us, several members of our management team have had experience in successfully acquiring and integrating advanced technology businesses. Mark D. Dankberg, a co-founder of ViaSat and a leader in satellite systems solutions and development, has been our President, Chief Executive Officer and Chairman since our inception in 1986. Each of the other two founders of ViaSat, Mark J. Miller, Vice President and Chief Technical Officer, and Steven R. Hart, Vice President-Engineering and Chief Technical Officer, continue to serve as integral members of our management team. In addition, the remainder of our senior management team has significant long-term experience in the satellite communications industry.

      High Quality and Efficient Manufacturing Processes. We believe that our ability to deliver high-quality, low-cost products through our manufacturing processes has been a key factor in our success in attracting and retaining customers. We utilize a range of contract manufacturers to maintain low-cost products and to support rapid increases in the volume of units. By using contract manufacturers for a large portion of our manufacturing, we are able to take advantage of the contract manufacturers’ high-volume purchasing power, advanced manufacturing equipment, and highly-trained workforce. We also maintain the internal capability to conduct limited manufacturing for small volume productions, final assembly, integration and testing. As part of our manufacturing accomplishments, we have for the past four years maintained ISO 9000 certification for our product development, manufacturing and support services. As further recognition of our manufacturing success, Lockheed Martin Corporation recently honored us with a Star Supplier award for the second year in a row for continued product quality and delivery. We were one of only 18 suppliers to recently receive this award among 65,000 of Lockheed Martin’s suppliers.

Strategy

      Our objective is to leverage our advanced technology and capabilities to capture a significant share of the global satellite services and equipment segment of the high growth broadband communications market, as well as to maintain a leadership position in developing and supplying DAMA-based products to the government market. To implement this strategy, we intend to:

      Capitalize On Our Existing Technology Leadership in New and Emerging High Growth Communications Markets. We believe that the global satellite communications services and equipment segment of the high-growth broadband communications market presents a number of attractive opportunities to apply our advanced technologies and capabilities. We plan to develop new products and enhance existing products to capture a significant share of this anticipated growth opportunity. As part of our strategy to penetrate the broadband communications market, we intend to expand our activity as a network service provider. As a result of the recent acquisition of the Satellite Networks Business, we have significantly increased our ability to offer our customers satellite bandwidth, installation of network equipment, on-line network monitoring and network maintenance.

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

      Emphasize Strategic Partnerships to Accelerate Market Penetration. We intend to establish relationships with companies whose financial, marketing, operational or technological resources can accelerate the introduction of new technologies and the penetration of new markets. We are seeking to continue to develop strategic relationships with satellite manufacturers, satellite network equipment manufacturers, high-volume consumer product manufacturers and distributors, systems integrators and installers, ground-based network equipment manufacturers, satellite operators, and satellite network service providers through teaming arrangements, joint ventures and equity investments. Large, complex network systems typically involve partnering or teaming arrangements as a means to compete successfully for and implement complete network systems. As a leader of innovative network designs and communications solutions, we believe we are an attractive partner for other companies in the satellite communications market.

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

      DAMA-based networks provide two primary communications solutions: switching services and access for network users. DAMA satellite networks essentially enable the satellite to act as a “switch in the sky.” An originator of a communication can use a DAMA-based network to be connected or switched directly to the desired destination either through a single hop to a ground-based gateway where the signal is then routed through the ground-based network or through a single hop point-to-point connection between terminals in the network. In the latter case, the signal is switched directly to the end user by the satellite through the use of an Internet Protocol router embedded in our network control products.

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

      We have also developed advanced satellite networks incorporating our advanced technology using “hub and spoke” architectures. These networks require all transmissions to be routed through a central ground-based hub location and are most useful for communications from remote locations to a central network location. These networks require two satellite transmissions, or hops, for communication from one remote user to another user.

      We have further developed our patented PCMA technology which represents a fundamentally new technique for two-way satellite communications. PCMA technology is a key example of our advanced signal processing and multiple access techniques. PCMA technology enables two satellite terminals to use the same bandwidth at the same time, enabling satellite networks to support up to twice as many users or double the traffic on a given satellite resource. For users of the same bandwidth, the satellite communications signal represents an aggregate of the signal sent to the other user and the signal received from the other user. PCMA technology permits each user receiving the combined signal to delete the signal that the user sent, leaving only the signal intended to be received. The separation and deletion of the unwanted portion of the signals takes place on the ground by the terminal and does not interfere with the satellite transmission. We have recently developed prototypes and models for the integration and testing of the PCMA technology and are currently offering products enabled with our PCMA technology.

Commercial Markets

Market Opportunity

      The introduction of satellite communications technology in the 1950’s represented a fundamental change in communications networks. A communications satellite, in essence, provides the ability to route a communications signal through the sky. Signals are sent from users on the ground to the satellite, which then amplifies the signal and sends it back to the end-user on the ground. Depending on the altitude of a satellite’s orbit, it can cover a geographic area, or footprint, larger than the size of a continent. The key components of a satellite communications system include:

•	user terminals connecting the users to the satellite network,

•	satellites which relay communications signals to and from the users, and

•	gateways that control the satellite network and connect it to communications networks on the ground.

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

      Data Networks. Satellite networks are well suited for data networks which focus on (1) rapidly deploying new services across large geographic areas, (2) reaching multiple user locations separated by long distances, (3) filling in gaps or providing support for data points of congestion, or “bottlenecks,” in ground-based communications networks, and (4) providing communications capabilities in remote locations and in emerging markets where ground-based infrastructure has not yet been developed.

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

      Internet Applications. The Internet is evolving into a global medium, allowing millions of individuals throughout the world to communicate, share information, and engage in electronic commerce. In recent years, there has been significant growth in the use of satellites for Internet traffic. This growth has been centered on connecting consumers and businesses with the Internet. Satellite capacity is being used primarily where fiber cable is prohibitively expensive or rare, such as rural areas or emerging countries.

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

Products and Services

      We offer a broad range of satellite communications and other wireless communications products and services, including:

      VSAT Network Products. A VSAT terminal generally consists of an indoor unit and an outdoor unit. The indoor unit usually connects to a user’s desktop or equipment similar to a modem and contains the circuitry needed to connect the desktop or equipment to the satellite. The outdoor unit usually includes an antenna, generally two to six feet in diameter, and electronic equipment that transmits and receives signals to and from the satellite. The network control system manages communications between the user terminals.

      StarWire. Our StarWire VSAT products employing DAMA technology provide “mesh” broadband data, video and voice services via satellite to remote locations and areas that lack adequate ground-based communications infrastructure. Using frequency pre-correction, one of our resource management techniques, StarWire provides high levels of DAMA operating efficiency. In addition, all of our StarWire products are embedded with Internet Protocol routing and are compatible with Internet and Intranet applications. Our StarWire line currently consists of two terminal products and a network control system.

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

      The StarWire product line also consists of a scaleable network control system consisting of a computer workstation and network server similar to the StarWire subscriber terminals, which together essentially function as a “switchboard in the sky.” This system performs real-time circuit assignment, system-wide resource management, and extensive network management. The system can assign network resources in three ways: (1) on demand, (2) by reservation one time or periodically, and (3) permanently. The network control systems are Windows NT-based, giving users a graphically rich interface to make the system easy to learn and simple to use. The configuration implements two control channels: inbound for satellite resource requests and outbound for resource assignment. The StarWire network control system is significantly less expensive than large installations required by conventional VSAT systems. The network control system works to further enhance the optimization of the network with comprehensive monitoring of peak loading, utilization percentages, blocking statistics, network-wide status, terminal configurations, and diagnostics.

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

      The Skylinx VSAT terminal’s flexibility, in conjunction with the Skylinx network control system, allows common or custom numbering plans, downloadable channel unit circuit types, interfaces and signaling systems. This enables a network to accommodate specific customer requirements for private business telephony, public rural telephony and disaster recovery. In addition, a single Skylinx network control system can support up to 62,000 subscribers in the network. We believe the Skylinx terminals offer a cost-effective communications solution for rural telephony users who have historically been without service.

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

      New VSAT Network Product Development. We continually strive to develop new commercial products and services, both from our research and development efforts as well as through leveraging our government technologies and techniques to commercial applications. For example, we intend to implement our patented PCMA technology into products in the near future. In addition, with the recent acquisition of the Satellite Networks Business, we have gained a wide range of new technologies and products. We intend to harmonize our products and technologies with the products and technologies of the Satellite Networks Business to create derivative products and technologies composed of the strengths and best features of each of our combined products and technologies.

      We currently expect to launch our new ArcLight product, which both incorporates our patented PCMA technology and represents a harmonization of ViaSat’s technologies with some of the advanced technologies of the Satellite Networks Business, in the latter part of 2001. ArcLight is designed to be the next generation VSAT, delivering both low-speed transactions as well as interactive broadband to service providers and enterprise users.

      Communications and Tracking Systems. Our communications and tracking systems products, which were developed by the Satellite Networks Business, are designed for four market segments: (1) gateway infrastructure, (2) remote sensing ground stations, (3) antenna systems and (4) tracking, telemetry and command ground stations. Communications and tracking systems products consist of essentially the same three components: a large satellite antenna dish, a high-powered radio transmitter and receiver, and an ultra high speed satellite modem. The modems integrated into these systems can process data at rates of up to 150 Mbps per second, depending on the application of the satellite system. These systems support functions in the L, S, X, Ku, and Ka-band frequency spectrums.

      Gateways. Our gateway business represents a key component of our ability to offer complete network development and integration services. The gateway products are used to connect satellites to the communications infrastructure on the ground, such as public switched telephone networks. We offer a number of different gateway products depending on the type, speed and size of the network. The gateways consist of our internally developed antenna and signal processing hardware and software as well as third party hardware. Although each of these components employs advanced technologies, the most complex component of a gateway is the overall system design and the software used to integrate each of the hardware components and operate the system. Gateways represent a key operating component of any satellite network since gateways are required to interface the satellite portion of the network to the terrestrial communications network.

      We believe that we will derive many benefits and efficiencies from our gateway building capabilities. Since the gateway is the most complex and central component of any network, the optimization of the gateway for the specific network use is critical to optimizing the performance of the entire network. The ability to provide gateways and integrate those gateways into our innovative network solutions will provide us with an advantage over other network manufacturers and integrators, most of which purchase gateways from third parties. Our recent acquisition of the Satellite Networks Business has provided us with extensive experience in developing gateways for systems using Ka-band technologies. We believe these new technologies are the cornerstone of emerging satellite services like broadband on demand.

      Remote Sensing Ground Stations. The Satellite Networks Business has been a leader in the satellite imaging and remote sensing ground station market for over 20 years. Remote sensing ground stations receive images of the earth transmitted from low earth orbit satellites. These images are often collected for both civilian and military purposes. Our remote sensing ground station products typically include a personal computer with software to provide satellite pre-mission planning, automated pre-pass set-up, system performance integrity analysis, signal routing assignments, and maintenance actions.

      Antenna Systems. Our antenna products provide standard off the shelf antenna solutions for typical geostationary satellite applications. Although our antenna systems are often sold and integrated with our other satellite communication products, we also offer a wide range of antenna systems as separate units. Our antennas range from 3.6 meters to 18 meters in diameter depending on the power of the transmissions from the satellite. Customers of our antenna systems include cable TV uplink stations and cable system providers which operate head-end receive stations, VSAT hub stations, and various satellite communication system integrators that require traditional satellite communication capability.

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

      For fixed applications like automated meter reading and the monitoring and controlling of electric utility distribution networks, data tracking communicators can be cost effective in areas where ground-based communications may not be available or reliable. The fixed site communicator includes a single card modem board, multiple access ports, industry-standard connectors, AC power supply, and a fully integrated antenna. The entire unit is housed in a case with knockouts for power and communication lines to facilitate installation.

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

      The Data Tracking Communicators unit’s primary customer historically has been ORBCOMM. Please see “Factors That May Affect Future Performance” for a more detailed discussion regarding the status of ORBCOMM and its relationship with ViaSat.

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

      Network integration services first include network design and then network implementation. Network design involves analyzing the complex configuration or technology required to operate the customer’s network, designing the system, determining critical system components and parameters of the system, and developing components and specifications for the network’s hardware and software. Network implementation involves network hardware and software installation as well as interfacing the network equipment with the customer’s other communications equipment. Network designs and implementations are planned and managed by our in-house network design teams.

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

      During the last fiscal year, we formed a joint venture with Loral Skynet, Immeon Networks L.L.C., which offers metered bandwidth on demand satellite based communication services. See “—Strategic Ventures” below for a more detailed discussion on Immeon Networks. Our turnkey network services include the provision of bandwidth to our customers by procuring satellite transponder capacity, which we obtain from third parties on an as-needed basis. We provide on-site installation of our equipment sold to customers, systems integration and training of customer on-site personnel. We also provide our customers with access to our network operations centers (NOC) and to our network control systems for users of our VSAT terminal products. Although pricing terms vary, we offer flexible terms for our network services based on both a fixed recurring charge per site or variable pricing based on usage. We package satellite bandwidth together with our network operation services and the use of our network control systems to provide our customers with immediate access to a satellite network.

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

Strategic Ventures

      Immeon. In fiscal year 2001 we entered into a joint venture with Loral Skynet, a division of Loral Space & Communications Ltd., to offer metered satellite bandwidth on demand. Immeon is a wireless, satellite-based bandwidth-on-demand network, that provides wideband IP services to its customers using StarWire VSAT terminals located anywhere in the United States. All Immeon resources within the network are controlled and monitored by ViaSat’s network operations center (NOC) operated by ViaSat personnel. Immeon network access terminals are located at customers’ facilities and provide the network interface between the satellite network and the enterprise LAN/WAN using industry standard IP protocol and Ethernet interfaces.

      TrellisWare Technologies. In August 2000 we established TrellisWare Technologies Inc., a majority-owned spin-off of ViaSat. TrellisWare was formed to focus on developing products based on Per Survivor Processing (PSP®) technology, a proprietary signal processing technology that is expected to greatly improve the performance of broadband communications in challenging environments (multipath, interference and high channel dynamics). Potential applications for PSP include digital cellular/PCS, wireless LANs, Digital Subscriber Line (DSL), High Definition TV (HDTV), and high-speed fiber optics.

      We expect to continue to actively seek strategic relationships and ventures with companies whose financial, marketing, operational or technological resources can accelerate the introduction of new technologies and penetration of new markets.

Customers

      The majority of our customers for our commercial products and services are satellite network integrators, large communications service providers and corporations requiring complex communications networks. Although in fiscal year 2000 we only had a limited number of commercial customers, the recent acquisition of the Satellite Networks Business expanded our growing commercial customer base both domestically and internationally.

      Our Broadband Systems Division is currently developing and building products for three major broadband projects. We are producing the satellite control portion of the service provider gateways and two-way end-user terminals for the multi-billion dollar ASTROLINK Ka-band enterprise broadband satellite system currently under development. We are also developing and manufacturing the satellite modems and satellite modem termination systems for the WildBlue Communications Ka-band satellite system, which is aimed at providing broadband Internet access to residences and small businesses. Further, we were recently selected by Connexion by BoeingSM to provide receiver/transmitter subsystems for broadband service for air travelers.

      Significant commercial customers of our Satellite Networks Division in the last fiscal year include Gedas, Inc., Shoppers Drug Mart, Shanghai Stock Exchange, Telstra Corporation and Science Applications International Corporation (SAIC). Gedas (the IT division of Volkswagen), Shoppers Drug Mart (Canada’s leading drug retailing chain) and the Shanghai Stock Exchange (China’s largest equities market), all extended their contracts with us for SkyRelay data networks that perform critical application functions for their day to day business operations. Telstra, Australia’s national telecommunications operator, placed significant expansion orders for Skylinx telecommunications terminals that allow them to deliver government mandated voice and data telecommunications services to the Australian outback. We continued our rollout, expansion and operation of the SAIC global broadband network for oil and gas exploration, based on the StarWire product line. In addition, we established two new Skylinx customers in Europe: KB Impuls Hellas in Greece, our service provider delivering corporate voice and date services in the Balkans and eastern Mediterranean, and Indra Espacio in Spain, a network integrator, deploying Skylinx terminals nationwide in Spain for an emergency communications network for the national Ministry of the Interior.

      Significant commercial customers of our Satellite Ground Systems (SGS) Division include Telespazio, ASTROLINK, Space Imaging, Raytheon, and numerous international remote sensing customers. Telespazio is an investor in ASTROLINK and has a contract with ASTROLINK for the initial infrastructure Ka-band dedicated gateways. Our SGS unit is providing the Ka-band satellite access facility dedicated gateways to Telespazio for use on the ASTROLINK program. Numerous antenna systems of various sizes have been provided by our SGS unit to Space Imaging and to Raytheon for use in Space Imaging’s IKONOS imaging system.

Sales and Marketing

      We primarily use direct sales channels to market and sell our products and services. Our marketing and sales activities are organized geographically in domestic and global markets. There is also a specialized sales force in North America specifically focused on sales for Immeon, our joint venture with Loral Skynet. In addition, the Satellite Networks Business provides us with an international salesforce and agent relationships in global and regional markets, including Europe, Asia and South America, which we are using to target foreign customers for our SkyRelay, Skylinx and StarWire commercial products. As a result of the acquisition, our sales and marketing group has grown to include approximately 20 persons, with approximately one half located outside the United States.

      Our sales teams consist of regional sales directors, regional sales managers and sales engineers, who act as the primary interface to establish account relationships and determine technical requirements for the customers’ networks. In addition to our sales force, we maintain a highly-trained service staff to provide technical product and service support to our customers. The sales cycle in the commercial satellite network market is lengthy and it is not unusual for a sale to take up to 18 months from the initial contact through the execution of the agreement. The sales process often includes several network design iterations, network demonstrations, and pilot networks consisting of a few sites.

      In addition, we seek to develop key strategic relationships to market and sell our network products and services. We seek strategic relationships and partners based on many factors, including financial resources, technical capability, geographic location and market presence. For example, we developed strategic relationships with SeaTel Inc. and Satpool AB for the development of the Star Cruises customized broadband communications network. We worked closely with SeaTel and Satpool for the development and successful integration of the integral shipboard antennas for these networks.

      We also obtain sales to new customers through referrals from existing customers, industry suppliers, and other sources such as participation in trade shows. Additionally, we direct our sales and marketing efforts to our strategic partners, primarily through our senior management relationships. In some cases a strategic ally may be the prime contractor for a system or network installation and will subcontract a portion of the project to us. In other cases, the strategic ally may recommend us as the prime contractor for the design and integration of the network.

      We provide service, repair and technical support for our products and services. Through our sales teams and support services, we are constantly made aware of customers’ needs and their use of products and services. Accordingly, a superior level of continuing customer service and support is integral to our objective of developing and maintaining long-term relationships with our customers. The majority of our service and support activities are provided by our field engineering team, systems engineers, and sales and administrative support personnel, both on-site at the customer’s location and by telephone.

Competition

      The commercial communications industry is highly competitive and the level of competition is increasing. As a provider of commercial network products and designer of commercial network solutions in the United States and internationally, we compete with a number of wireless and ground-based communications service providers. Many of these competitors have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources, and control over central communications networks. To compete with these providers, we emphasize:

•	the overall cost of our satellite networks, which includes both equipment and bandwidth costs, as compared to products offered by ground-based and other satellite service providers,

•	the distinct advantages of satellite data networks,

•	our end-to-end network implementation services, and

•	our network management services.

      Our principal competitors in the supply of commercial satellite data networks are Hughes Network Systems, Gilat Satellite Networks Ltd., Motorola, Inc., EMS Technologies, Inc., Nera ASA, NEC Corporation, and STM Wireless, Inc., each of which offers a broad range of satellite communications products and services. In competing with these companies, we emphasize:

•	the advanced and flexible features integrated into our products,

•	our proven design solutions and network integration services for complex, customized network needs, and

•	the increased bandwidth efficiency offered by our networks and products.

      In addition, we compete in large part with Datron/Transco Inc. in the communications and tracking systems market.

      In the future there will likely be formidable competition for high-speed broadband networking from several announced Ka-band satellite systems such as Spaceway, ASTROLINK, and Teledesic and the Ku-band Skybridge system. In many cases these systems will offer capabilities that are similar to those enabled by our VSAT networks.

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

      The market for defense applications of wireless technologies is growing at a higher rate than other parts of the defense market due in large measure to an increasing reliance on complex weapon and tactical data communication systems. Key reasons for this growth include:

•	the need to communicate target information and the location of coalition and enemy forces to all military units in the battlefield,

•	the need to maintain smaller, lighter, less expensive and better performing voice and data equipment for rapid deployment of ground troops and weapons systems to all parts of the world,

•	the need to develop advanced networks capable of supporting modern military maneuvers and operations, and

•	the development of new technologies that are increasing the utility of wireless communications networks by decreasing operating costs and increasing bandwidth utilization and capabilities.

      We believe that we are well positioned to take advantage of the trends in the defense industry. Our leadership in the UHF DAMA market and communications test equipment, and our recent selection as one of only three current U.S. government certified manufacturers of Link-16 MIDS terminals, provide an advantage for future United States and international procurements in these areas and a foundation from which to expand our sales opportunities. We intend to continue inserting our commercial technology and applying commercial products and standards into government applications to expand our traditional opportunities by both increasing capabilities and functionality of our government products as well as increasing the cost competitiveness of these offerings.

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

      AN/PSC-5 Terminal is also known as the Spitfire. The Spitfire is a battery-operated UHF satellite radio that Raytheon Systems Company builds for the U.S. Army. Spitfires are used to send encrypted voice, electronic mail, fax or other data via satellite. Our DAMA modem, which is a central component of the Spitfire, allows the radio operator to automatically request a portion of a satellite channel for a selected destination at the time the operator needs to send a message or transmit data. The Spitfire radio, combined with a portable satellite antenna, can be used to transmit secure voice or other data from almost anywhere in the world. We have provided over 7,000 DAMA modems to Raytheon for the Spitfire. A next-generation modem development is underway with a recent order for 5,000 modems for application in Raytheon’s extended Skyfire and Shadowfire line of radios as well as other applications such as the Tomahawk missile program.

      Worldwide Network Control System is the DAMA network management system originally developed and installed by us for the U.S. Air Force, which has recently been transitioned over to the U.S. Navy. The network consists of four sites worldwide that manage automatic DAMA access to UHF satellite channels. The network control computer developed by us automatically allocates satellite resources to subscriber terminals when a subscriber requests a voice or data service. The network control system also keeps track of which satellite terminals are active and the capacity available for each satellite. We continue to offer technical support services to each network management site.

      MD-1324 is our stand-alone UHF DAMA modem product. This modem can be used with many types of UHF satellite radios. The MD-1324 enables a satellite radio connected to external equipment to connect to a DAMA-based network. We have provided over 1,000 of these modems to U.S. and international forces in airborne, shipboard, and ground based applications. We also recently developed an upgrade to our MD-1324 product which adds an improved digital signal processor to enable better performance within the same package. The President of the United States and his staff rely on this upgraded modem onboard Air Force One for their UHF communications needs.

      VT-320 is our next generation UHF DAMA terminal product. The VT-320 is a programmable, modular radio system providing flexible configuration of UHF satellite communications terminals and test equipment. Various configurations of this system utilize the same core module hardware for ship, shore, mobile, and airborne applications. This product line is intended for near-term applications throughout the U.S. services and in international military sales. The VT-320 is currently deployed in Italy and Australia and was recently chosen by the White House Communications Agency to maintain UHF communications support for the President of the United States and senior staff while on travel.

      QDC-100 is our antenna combiner product. Without this product, an aircraft loses communications if its single fixed antenna is pointed away from the satellite by aircraft position changes. This product is currently used on U.S. Navy P-3 Orion reconnaissance aircraft. Additional potential uses for this product include international and naval shipboard applications. Projected upgrades to our QDC-100 product are expected to provide a stand-alone satellite communications and antenna-combining solution in one piece of equipment for applications to the United States and international aircraft and surface ships which currently have multiple antennas.

      DOCCT/S is our trainer and simulator product. By simulating signals, this product enables users to integrate and test UHF DAMA systems as well as train UHF DAMA users without actually accessing the DAMA network through the satellite. Access to this tool simplifies the user’s activity by providing realistic communications experiences without the difficult and expensive process of obtaining satellite resources. An optional antenna system provides line of sight channel simulation for pre- and post-mission checkout of UHF DAMA terminals currently installed aboard a user’s platform.

      LINK-16 Products. Link-16 is a high performance broadband data link system selected by the U.S. government and international allied nations to support networked information transmission across a variety of air, sea and ground-based platforms. The Link-16 system is a wireless line-of-sight system used to communicate among ground and airborne military users without the use of a satellite. We were recently selected by the U.S. government as a new Link-16 terminal contractor, and only one of three current U.S. government qualified manufacturers of Link-16 MIDS terminals. The Link-16 market segment has significant technology and data certification barriers to entry, and the U.S. and international military portion of the Link-16 MIDS market is expected to total approximately 8,000 units and generate approximately $2 billion in revenues for Link-16 providers over the next five to ten years. In addition, this market may experience growth from non-military applications and the development of other related Link-16 products and test equipment. Our Link-16 products include MIDS terminals, monitoring products and test products.

      Multifunction Information Distribution System, or MIDS, terminals are designed to operate in a highly secure, high performance wireless networking system that allows military platforms, including fighter aircraft, ships, command and control aircraft, and ground-based units, to share critical real-time information. Platforms that employ MIDS/Link-16 within a theater of operation use it to first collect tactical information from each user’s on-board sensors such as radars, early warning electronic warfare systems, and electronic identification systems and then disseminate a packaged set of information back to the other network users. By sharing this critical information, MIDS allows each user in a Link-16 network to maintain a real-time situational awareness picture of the entire battle space. Our MIDS terminals communicate in a Link-16 network using a complex, highly secure waveform. This waveform is designed to provide reliable communications to multiple users within a hostile electromagnetic environment. It employs many advanced techniques, such as direct sequence spread spectrum, frequency hopping, error detection and correction coding, and encryption, to ensure maximum robustness and jam resistance. The first U.S. platforms to receive MIDS will be the Navy F/A-18 fighter aircraft and the Air Force F-16 Fighting Falcon. Other platforms include U.S. ground-based Command and Control platforms, bomber aircraft, ships, submarines, the French Rafael fighter, the European EF-2000, Italy’s AMX/Tornado fighters, and Spain’s EF-18 fighters.

      Link-16 Monitoring and Test Products. These include monitoring products such as the one we developed for Northrop Grumman’s Link-16 Monitoring System which provides the capability to receive transmissions, complete with signal quality measures, for monitoring and analyzing a Link-16 wireless network. The Link-16 Simulator is another of our test products that allows the generation of low power Link-16 signals representing many different participants in the network for testing of Link-16 equipment in a dynamic, dense environment.

      Communication Navigation And Identification Environment Simulators. These products are comprised of large systems designed to simulate realistic radio environments and are used to test how well surveillance or other radio systems work in the presence of various and changing communications signals. The simulation product generates a large number of very accurate radio frequency signals which can be radiated and received by the equipment under test or potentially directly inserted into multiple antenna ports. The U.S. military forces have found it critical to accurately and quickly transmit information during air combat situations, not only between various U.S. military component systems, but also among our allies. Historically, these systems needed to be tested while aircraft were in-flight simulated combat. ViaSat’s Communications Environment Simulator (CES) allows the U.S. military and its allies to integrate, test, and evaluate communications systems without incurring the expense or danger of in-flight simulated combat testing. The U.S. military and major aerospace firms have awarded ViaSat more than $60 million for the CES products and technology. For example, Lockheed Martin purchased this system to facilitate its internal system integration, testing, and weapon system support. In addition, GTE Inc. uses a product similar to CES for advanced weapon and sensor system testing and evaluation.

      Tactical Network And Security Products And Systems. Our tactical network and security products and systems are used globally with many U.S. Department of Defense services and military forces. U.S. Special Forces rely on our products to conduct their covert operations and to communicate internally with voice and data. These products extend reliable data transfer across voice radios creating full mesh tactical Internets. We are continually improving these products to allow our customers to operate effectively over very low data rate channels.

      ViaSat Internet Protocol Crypto. Our KIV-21 Crypto product encrypts classified information so that it can be transmitted over communications networks, ground-based or satellite. This product enables classified private networks to be set up and operated over unclassified networks such as the public Internet. KIV-21 Crypto was approved in 2000 by the National Security Agency for transmission of classified information classified up to Top Secret. Interesting applications that KIV-21 is especially suited for include coalition interoperability missions and “industrial security.” The industrial security application allows defense contractors to establish wide area secure networks between geographically separated development teams.

      INFOSEC Business. The release of the KIV-21 has opened the door for other opportunities to provide high grade secure communications technology to the marketplace. We currently have relationships with several customers to embed high grade security into their products. This is a rapidly growing business that usually involves designing a “crypto module” to satisfy requirements specific to each customer. We have created a flexible and modular security architecture that can be adapted to diverse applications. This allows us to provide custom, cost effective solutions that ordinarily would be very expensive.

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

Sales and Marketing

      We use both direct and indirect sales channels to sell our government products. We have approximately seven sales and marketing personnel who offer our government products and services. All of these sales personnel are located in the United States. International government sales are conducted through our U.S. sales personnel. Although many of our sales are generated from direct sales, we often sell our products directly to prime contractors responsible for developing the entire network system where our products are integrated and embedded into the system.

      Our government sales teams consist of engineers, program managers, marketing managers and contract managers who work together to identify business opportunities, develop customer relationships, develop solutions for the customer’s needs, prepare proposals and negotiate a contractual arrangement. The period of time from initial contact through the point of product sale and delivery can take over three years for more complex product developments or for product developments including prototypes and demonstrations. Products already in production can usually be delivered to a customer between 90 to 180 days.

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

Competition

      The government communications industry is highly competitive and the level of competition is increasing. As a developer of communications products and services for the government markets in the United States and internationally, we compete with a variety of communications providers. Many of these companies have significant competitive advantages, including long standing customer relationships, more experience with meeting government standards, and greater financial and management resources. To compete effectively, we emphasize:

•	our record of developing and producing products in relatively short periods of time,

•	our products featuring advanced and flexible architectures,

•	our proven network design solutions, and

•	our competitive product and service prices.

      Our principal competitors in the supply of communications products and services to the U.S. government include The Titan Corporation, Rockwell International Corporation, Raytheon Systems Company, Motorola, Inc., and BAE Systems. With respect to Link-16 products, our principal competitor is Data Link Solutions (DLS), a partnership between BAE Systems and Rockwell’s Collins division, which is also a U.S. government qualified Link-16 MIDS provider. EuroMIDS, a third provider of Link-16 MIDS products, which has been certified by the U.S. government, is a consortium among Thomson-CSF(France), MID S.p.A. (Italy), INDRA (Spain), and DaimlerChrysler AG (DASA-Germany). We compete with EuroMIDS in the international MIDS terminal market. We believe that we are competitively positioned among these companies because of our installed base of equipment, our existing contracts, our market lead time with respect to some DAMA product capabilities and our participation in both the network control and subscriber terminal markets.

Research and Development

      We believe that future success depends on the ability to adapt to the rapidly changing satellite communications and related signal processing and networking software environment. Therefore, the continued timely development and introduction of new products is essential in maintaining our competitive position. We develop most of our products in-house and currently have a research and development and engineering staff that includes over 385 engineers. A significant portion of our research and development efforts in the defense industry has generally been conducted in direct response to the specific requirements of a customer’s order and, accordingly, these amounts are included in the cost of sales when incurred and the related funding is included in revenues at that time. In contrast, all of the research and development efforts of the Satellite Networks Business have been focused on the development of commercial products and services.

      Our revenues for research and development funded by government and commercial customers during the fiscal year 1999 were approximately $40.5 million, during fiscal year 2000 were approximately $35.0 million, and during fiscal year 2001 were approximately $79.0 million. In addition, we invested $7.6 million, $7.6 million and $6.2 million in fiscal years 1999, 2000, and 2001, respectively, on independent research and development, which is not directly funded by a third party. Funded research and development contains a profit component and is therefore not directly comparable to independent research and development. As a government contractor, we also are able to recover a portion of our independent research and development expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs.

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

      Contract manufacturers produce products for many different customers and are able to pass on the benefits of large scale manufacturing to their customers. These manufacturers are able to achieve high quality products with lower levels of costs by (1) exercising their high-volume purchasing power, (2) employing advanced and efficient production equipment and systems on a full-time basis, and (3) using a highly skilled workforce. Our primary contract manufacturers include Flextronics, Inc., SMS Technologies, Inc., SMTEK International and Spectral Response, Inc.

      Our experienced management team facilitates the efficient contract manufacturing process through the development of strong relationships with a number of different contract manufacturers. By negotiating beneficial contract provisions and purchasing some of the equipment needed to manufacture our products, we retain the ability to move the production of our products from one contract manufacturing source to another if required. Our operations management has experience in the successful transition from in-house production to contract manufacturing. The degree to which we employ contract manufacturing depends on the maturity of the product. We intend to limit our internal manufacturing capacity to new product development support and customized products which need to be manufactured in strict accordance with a customer’s specifications and delivery schedule. Therefore, our internal manufacturing capability for standard products has been, and is expected to continue to be, very limited, and we intend to rely on contract manufacturers for large scale manufacturing.

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

Backlog

      As of March 31, 2001, we had firm backlog of $236.2 million, of which $212.3 million was funded, compared to firm backlog of $88.2 million at March 31, 2000, of which $58.6 million was funded, not including options of $53.3 million. Of the $236.2 million in firm backlog at March 31, 2001, approximately $93.2 million is expected to be delivered in fiscal year 2002, approximately $46.9 million is expected to be delivered in fiscal year 2003 and the balance is expected to be delivered in fiscal year 2004 and thereafter. The increase in backlog results from growth in total awards for both commercial and defense products from $119.3 million for fiscal year 2000 to $238.8 million for fiscal year 2001. We include in our backlog only those orders for which we have accepted purchase orders. Our firm backlog as of March 31, 2001 does not include contract options of $55.4 million. These options include $43.8 million of Indefinite Delivery/Indefinite Quantity (IDIQ) contracts for our UHF DAMA satellite communications products and $11.6 million of IDIQ contracts for our other products.

      Backlog is not necessarily indicative of future sales. A majority of our contracts can be terminated at the convenience of the customer since orders are often made substantially in advance of delivery, and our contracts typically provide that orders may be terminated with limited or no penalties. In addition, purchase orders may present product specifications that would require us to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the related purchase order.

      The backlog amounts as presented are comprised of funded and unfunded components. Funded backlog represents the sum of contract amounts for which funds have been specifically obligated by customers to contracts. Unfunded backlog represents future amounts that customers may obligate over the specified contract performance periods. Our customers allocate funds for expenditures on long-term contracts on a periodic basis. Our ability to realize revenues from contracts in backlog is dependent upon adequate funding for such contracts. Although funding of our contracts is not within our control, our experience indicates that actual contract fundings have ultimately been approximately equal to the aggregate amounts of the contracts.

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

      We provide products under federal government contracts that usually require performance over a period of several months to five years. Long-term contracts may be conditioned upon continued availability of congressional appropriations. Variances between anticipated budget and congressional appropriations may result in a delay, reduction or termination of these contracts. Contractors often experience revenue uncertainties with respect to available contract funding during the first quarter of the government’s fiscal year beginning October 1, until differences between budget requests and appropriations are resolved.

      Our federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs and for payment of a fee. The fee may be either fixed by the contract or variable, based upon cost control, quality, delivery and the customer’s subjective evaluation of the work. Under time-and-materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed for the cost of materials purchased to perform the contract. Under a fixed-price contract, we agree to perform specific work for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. Revenues generated from contracts with the federal government or our prime contractors for fiscal year 2001 were approximately 15% from cost-reimbursement contracts, approximately 1% from time-and-materials contracts and approximately 84% from fixed-price contracts of total revenues.

      Our allowable federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency. Audits may result in non-reimbursement of some contract costs and fees. While the government reserves the right to conduct further audits, audits conducted for periods through fiscal year 1997 have resulted in no material cost recovery disallowances for us.

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

Regulatory Environment

      Some of our products are incorporated into wireless communications systems that are subject to regulation domestically by the Federal Communications Commission and internationally by other government agencies. Although the equipment operators and not us are responsible for compliance with these regulations, regulatory changes, including changes in the allocation of available frequency spectrum and in the military standards which define the current networking environment, could materially adversely affect our operations by restricting development efforts by our customers, making current products obsolete or increasing the opportunity for additional competition. Changes in, or our failure to manufacture products in compliance with, applicable regulations could materially harm our business. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies world wide to adopt new standards for these products, generally following extensive investigation and deliberation over competing technologies. The delays inherent in this government approval process have in the past caused and may in the future cause the cancellation, postponement or rescheduling of the installation of communication systems by our customers, which in turn may have a material adverse effect on the sale of our products to the customers.

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

      While our ability to compete may be affected by our ability to protect our intellectual property, we believe that, because of the rapid pace of technological change in the satellite and other wireless communications industry, our technical expertise and ability to introduce new products on a timely basis will be more important in maintaining our competitive position than protection of our intellectual property and that patent, trade secret and copyright protections are important but must be supported by other factors such as the expanding knowledge, ability and experience of our personnel, new product introductions and frequent product enhancements. Although we continue to implement protective measures and intend to defend vigorously our intellectual property rights, we cannot assure you that these measures will be successful.

      In the event of litigation to determine the validity of any third party’s claims, the litigation could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. The wireless communications industry has been subject to frequent litigation regarding patent and other intellectual property rights. Leading companies and organizations in the industry have numerous patents that protect their intellectual property rights in these areas. In the event of an adverse result of any litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation.

Employees

      As of March 31, 2001, we had 796 employees (of which 47 were temporary employees), including over 385 in research and development, 30 in sales and marketing, 243 in production, and 138 in corporate, administration and production coordination. None of our employees are covered by a collective bargaining agreement and we have never experienced any strike or work stoppage. We believe that our relations with our employees are good.

Factors That May Affect Future Performance

Our Success Depends On Our Ability to Grow Our Commercial Business

      To date, our historical growth has been driven largely by our success in meeting the needs for advanced communications products for the U.S. military. We have been increasing our focus in recent years on offering satellite-based communications products to address commercial market needs. Our goal is to leverage our advanced technology and capabilities to capture a significant share of the global satellite services and equipment segment of the high-growth broadband communications market. However, we cannot assure you that we will be able to successfully continue to grow our commercial satellite communications business or that we will be able to compete effectively in the commercial market in the future. If we are unable to successfully continue to grow our commercial business or compete effectively in the commercial market in the future, it could materially harm our business and impair the value of our common stock.

Our Reliance On U.S. Government Contracts Could Harm Our Business

      Approximately 76% of our revenues for fiscal year 2000 and approximately 38% of our revenues for fiscal year 2001 were derived from U.S. government applications. While the acquisition of the Satellite Networks Business has substantially reduced our dependence on U.S. government business, such business will continue to represent a significant portion of our revenues for the foreseeable future. U.S. government business exposes us to various risks, including:

•	unpredictable contract or project terminations,

•	reductions in government funds available for our projects due to government policy changes, budget cuts and contract adjustments,

•	penalties arising from post-award contract audits,

•	cost audits in which the value of our contracts may be reduced,

•	higher-than-expected final costs, particularly relating to software and hardware development, for work performed under contracts where we commit to specified deliveries for a fixed price,

•	limited profitability from cost-reimbursement contracts under which the amount of profit is limited to a specified amount, and

•	unpredictable cash collections of unbilled receivables that may be subject to acceptance of contract deliverables by the customer and contract close-out procedures, including government approval of final indirect rates.

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

A Significant Portion of Our Revenue is Derived From a Few of Our Contracts

      A small number of our contracts account for a significant percentage of our revenues. Historically, our largest revenue producing contracts have been U.S. government contracts related to our UHF DAMA technology, which generated approximately 33% of our revenues for our fiscal year 2000 and 9% of our revenues for fiscal year 2001. Our five largest contracts generated approximately 35% of our revenues for fiscal year 2000 and 37% of our revenues for fiscal year 2001. In the next few years, we expect to generate a significant portion of our revenues from broadband commercial projects, including ASTROLINK, WildBlue and Connexion by BoeingSM. Termination or disruption of these contracts, delays in the launch of their systems, or our inability to renew or replace these contracts when they expire, could materially harm our business and impair the value of our common stock.

      In addition, one of our customers, ORBCOMM, was recently purchased in bankruptcy. We have approximately $5.0 million worth of receivables and other assets currently at risk with ORBCOMM. We cannot make assurances that any portion of these assets will be recovered. If ORBCOMM does not assume our assets in bankruptcy or if ORBCOMM is unable to successfully restructure its operations, it would substantially limit our ability to recover these assets. If we are unable to recover these assets it will cause ViaSat to incur substantial losses, which would harm our business and impair the value of our common stock.

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

•	successful integration of various elements of our complex technologies and system architectures,

•	timely completion and introduction of new product designs,

•	achievement of acceptable product costs,

•	timely and efficient implementation of our manufacturing and assembly processes and cost reduction efforts,

•	establishment of close working relationships with major customers for the design of their new wireless communications systems incorporating our products,

•	development of competitive products by competitors, and

•	market acceptance of our new products.

      We cannot assure you that our product development efforts for communications products will be successful or that any of our new products we develop including ArcLight, will achieve market acceptance. We may experience difficulties that could delay or prevent us from successfully selecting, developing, manufacturing or marketing new products or enhancements. We cannot assure you that defects will not be found in our products after we begin deliveries, which could result in the delay or loss of market acceptance. If we are unable to design, manufacture, integrate, and market profitable new products for existing or emerging communications markets, it could materially harm our business and impair the value of our common stock.

Our Success Depends Upon the Growth of Commercial Wireless Communications Markets

      A number of the commercial markets for our products in the wireless communications area, including our DAMA and broadband products, have only recently developed. Because these markets are relatively new, it is difficult to predict the rate at which these markets will grow, if at all. If the markets for commercial wireless communications products fail to grow, or grow more slowly than anticipated, our business could be materially harmed. Conversely, to the extent that growth in these markets results in capacity limitations in the wireless communications area, it could materially harm our business and impair the value of our common stock.

We Depend Heavily On the VSAT Market

      We derived approximately 24% of our product revenues for fiscal year 2000 and approximately 14% of our product revenues for fiscal year 2001 from sales of VSAT communications networks. While the market for VSAT communications networks and services has grown steadily since its inception in the mid-1980’s, this market may not continue to grow or VSAT technology may be replaced by an alternative technology. A significant decline in this market or the replacement of VSAT technology by an alternative technology could materially harm our business and impair the value of our common stock.

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

If the Selling Prices of Our Products Decrease, It Could Materially Harm Our Business

      The average selling prices of wireless communications products historically decline over product life cycles. In particular, we expect the average selling prices of our products to decline as a result of competitive pricing pressures and customers who negotiate discounts based on large unit volumes. We also expect that competition in this industry will continue to increase. To offset these price decreases, we intend to rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacturing process of existing products and on the introduction of new products with advanced features that can be sold at higher prices. However, we cannot assure you that we will be able to obtain any yield improvements or cost reductions or introduce any new products in the future. To the extent that we do not reduce costs or introduce new products in a timely manner, or our customers’ products do not achieve market acceptance, it could materially harm our business and impair the value of our common stock.

Our Development Contracts May be Difficult for Us to Comply With and May Expose Us to Damages

      The wireless communications industry is characterized by rapid technological change. We are often party to government and commercial contracts that involve the development of new products. We derived 46% of our revenues for fiscal year 2000 and 48% of our revenues for fiscal year 2001 from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you that we will comply with these performance obligations or meet these project milestones. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones. In the past, when we have not complied with the performance obligations or project milestones in a contract, generally, the other party has not elected to terminate the contract or seek damages from us. However, we cannot assure you that in the future other parties will not terminate their contracts or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

We May Experience Losses From Our Fixed-price Contracts

      Approximately 79% of our revenues for fiscal year 2000 and 94% of our revenues for fiscal year 2001 were derived from contracts with fixed prices. We assume greater financial risk on fixed-price contracts than on other types of contracts since if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. We believe that a high percentage of our contracts will be at fixed prices in the future. Although we believe that we adequately estimate costs for fixed-price contracts, we cannot assure you that our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

We Expect to Increase Our Research and Development Costs Which Could Significantly Reduce Our Profitability

      Our future growth depends on penetrating new markets, adapting existing satellite communications products to new applications, and introducing new communications products that achieve market acceptance. Accordingly, we are actively applying our communications expertise to design and develop new hardware and software products and enhance existing products. We expended $7.6 million in fiscal year 2000 and $6.2 million in fiscal year 2001 on research and development activities. Since we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the near future. Additionally, even if adequately funded, our research and development program may not produce successful results, which could materially harm our business and impair the value of our common stock.

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

The Markets We Serve are Highly Competitive and Our Competitors May Have Greater Resources Than Us

      The wireless communications industry generally is highly competitive and competition is increasing. In addition, because our industry is evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies, products or services may be introduced into our markets. Currently, we face substantial competition from domestic and international wireless and ground-based communications service providers in the commercial and government industries. In the commercial industry, our major competitors include Hughes Network Systems and Gilat Satellite Networks Ltd., which have captured a substantial portion of the overall VSAT market over the past several years. Motorola, Inc. is a competitor of ours in the commercial broadband market. In the government industry, our major competitors include Datalink Solutions (a joint venture of BAE Systems and Rockwell Collins), EuroMIDS, The Titan Corporation and Rockwell International Corporation. Many of our competitors and potential competitors have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources, and control over central communications networks. In addition, some of our customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with us at any time. Increased competition from any of these or other entities could materially harm our business and impair the value of our common stock.

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

Any Failure to Successfully Integrate Strategic Acquisitions Could Adversely Affect Our Business

      In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties such as our recent acquisition of the Satellite Networks Business. These risks and uncertainties include: (1) the difficulty in integrating newly-acquired businesses and operations in an efficient and effective manner, (2) the challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions, (3) the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets, (4) the potential loss of key employees of the acquired businesses, (5) the risk of diverting the attention of senior management from the operations of our business, and (6) the risks of entering markets in which we have less experience. Any failure to successfully integrate strategic acquisitions could harm our business and impair the value of our common stock.

We Face Risks Associated With Our Acquisition Agreement With Scientific-Atlanta

      In connection with the recent acquisition of the Satellite Networks Business, we entered into an asset purchase agreement and other related agreements with Scientific-Atlanta. The acquisition agreement contemplates post-closing adjustments to the purchase price which may require us to pay additional amounts to Scientific-Atlanta after the closing or may require Scientific-Atlanta to pay additional amounts to us. Our financial results for the fiscal year 2001 stated in this annual report reflect our expected resolution with Scientific-Atlanta on post-closing purchase price adjustments. However, we cannot assure you that the final resolution with Scientific-Atlanta on purchase price adjustments will not deviate from the amounts reflected in this annual report. In addition, Scientific-Atlanta and us will have additional payment obligations, including indemnification obligations, under both the acquisition agreement and the related agreements. If our payment obligations significantly increase, or if Scientific-Atlanta fails or delays in making its required payments, it could materially harm our business and impair the value of our common stock.

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

      Litigation may be necessary to protect our intellectual property rights and trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. We cannot assure you that infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will not be asserted against us in the future. If any claims or actions are asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. We cannot assure you, however, that a license will be available under reasonable terms or at all. Litigation of intellectual property claims could be extremely expensive and time consuming, which could materially harm our business, regardless of the outcome of the litigation. If our products are found to infringe upon the rights of third parties, we may be forced to incur substantial costs to develop alternative products. We cannot assure you that we would be able to develop alternative products or that if these alternative products were developed, they would perform as required or be accepted in the applicable markets. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

We Face Risks Associated with the California Energy Crisis.

      California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, when power reserves for California fall below 1.5%, electricity providers have on some occasions implemented, and may in the future implement, rolling blackouts. If blackouts interrupt the power supply to any of our facilities, these facilities would temporarily be unable to continue operations. Any such interruption in our ability to continue operations would result in lost revenue. In addition, as a result of the energy crisis many of the electricity suppliers have raised their rates substantially. Although we recently contracted with a large third party provider of electricity for all of our electricity needs for our California facility at fixed rates for the next six years, we cannot assure you that this contract will not be revoked or held invalid by the State of California under future energy regulations. If this contract is revoked or held invalid by the State of California, our rates for electricity could rise significantly. As a result, the California energy crisis could materially harm our business and impair the value of our common stock.

Adverse Regulatory Changes Could Impair Our Ability to Sell Products

      Our products are incorporated into wireless communications systems that must comply with various government regulations. Regulatory changes, including changes in the allocation of available frequency spectrum and in the military standards and specifications which define the current satellite networking environment, could materially harm our business by (1) restricting development efforts by us and our customers, (2) making our current products less attractive or obsolete, or (3) increasing the opportunity for additional competition. Changes in, or our failure to comply with, applicable regulations could materially harm our business and impair the value of our common stock. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies world wide to adopt new standards for these products and services, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this government approval process have caused and may continue to cause our customers to cancel, postpone or reschedule their installation of communications systems. This, in turn, may have a material adverse effect on our sales of products to our customers.

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions and Currency Fluctuations

      We anticipate that international sales will account for an increasing percentage of our revenues over the next several years. In addition, international sales represent a significant portion of the Satellite Networks Business’ revenues. Many of these international sales may be denominated in foreign currencies. Since we do not currently engage in nor do we currently anticipate engaging in foreign currency hedging transactions, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could make our products less price-competitive.

      There are additional risks in conducting business internationally, including:

•	unexpected changes in regulatory requirements,

•	increased cost of localizing systems in foreign countries,

•	increased sales and marketing and research and development expenses,

•	availability of suitable export financing,

•	timing and availability of export licenses,

•	tariffs and other trade barriers,

•	political and economic instability,

•	challenges in staffing and managing foreign operations,

•	difficulties in managing distributors,

•	potentially adverse tax consequences, and

•	potential difficulty in collecting accounts receivable.

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

•	a complex and lengthy procurement process for most of our customers or potential customers,

•	the difficulty in estimating costs over the life of a contract, which may require adjustment in future periods,

•	the timing, quantity and mix of products and services sold,

•	price discounts given to some customers,

•	market acceptance and the timing of availability of our new products,

•	the timing of customer payments for significant contracts,

•	the failure to receive an expected order or a deferral of an order to a later period, and

•	general economic and political conditions.

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

We Face Risks from the Uncertainty of Prevailing Economic Conditions.

      Current domestic and global economic conditions and economies are extremely uncertain. As a result, it is difficult to estimate the level of expansion for the economy. Even more difficult is estimating the growth in various parts of the economy, including the markets in which we participate. Since parts of our budgeting and forecasting are reliant on estimates of growth in the markets we serve, the current economic uncertainty renders estimates of future income and expenditures even more difficult than usual to formulate. The future direction of the overall domestic and global economies may have a significant impact on our overall financial performance and impair the value of our common stock.

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

Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence Over Matters Requiring Stockholder Approval

      As of March 31, 2001 our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 23.3% of our common stock. Accordingly, these stockholders may be able to significantly influence the board of directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. These stockholders may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. This ownership interest could also have the effect of delaying or preventing a change in control.

We Have Implemented Anti-takeover Provisions That Could Prevent an Acquisition of Our Business At a Premium Price

      Some of the provisions of our certificate of incorporation and bylaws could discourage, delay or prevent an acquisition of our business at a premium price. These provisions:

•	permit the board of directors to increase its own size and fill the resulting vacancies,

•	provide for a board comprised of three classes of directors with each class serving a staggered three year term,

•	authorize the issuance of preferred stock in one or more series, and

•	prohibit stockholder action by written consent.

In addition, Section 203 of the Delaware General Corporation Law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock.

Our Forward-looking Statements are Speculative and May Prove to be Wrong

      Some of the information under “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this annual report are forward-looking statements. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this annual report that are not historical facts. When used in this annual report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed in this “Factors that May Affect Future Performance” section of the annual report, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

Item 2. Facilities

      We are headquartered in facilities consisting of approximately 180,000 square feet in Carlsbad, California, under a lease expiring in 2009. We also operate in three facilities consisting of an aggregate of approximately 234,000 square feet located in Norcross, Georgia. These facilities are subject to leases expiring in 2003, with options to extend the terms through 2005. Additionally, we maintain offices or a sales presence in Arlington (VA), Auburn Hills (MI), Boston (MA), Melbourne (FL), United Kingdom, Australia, China, Chile, Canada and India. We anticipate operating additional regional sales offices in fiscal year 2002 and beyond.

Item 3. Legal Proceedings

      From time to time, we may be involved in litigation arising in the ordinary course of our business. We are not presently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended March 31, 2001.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol “VSAT.” The following table sets forth the range of high and low sales prices on the Nasdaq National Market of our common stock for the periods indicated, as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low

Fiscal 2000

First Quarter	$7.88	$3.91

Second Quarter	11.13	6.66

Third Quarter	27.75	9.03

Fourth Quarter	52.50	21.50

Fiscal 2001

First Quarter	$35.50	$15.00

Second Quarter	34.00	18.56

Third Quarter	23.44	12.00

Fourth Quarter	19.44	9.38

      To date, we have neither declared nor paid any dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operation and development of our business and, therefore, do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. As of June 21, 2001 there were 421 holders of record of our common stock.

Item 6. Selected Financial Data

      The following table provides selected financial information for us for each of the fiscal years in the five-year period ended March 31, 2001. The data as of and for each of the fiscal years in the five-year period ended March 31, 2001 have been derived from our audited financial statements and include, in the opinion of our management, all adjustments necessary to present fairly the data or those periods. You should consider the financial statement data provided below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes which are included elsewhere in this annual report. All amounts shown are in thousands, except per share data.

	Years Ended March 31,

	1997	1998	1999	2000	2001

Statement of Income Data:

Revenues	$47,715	$64,197	$71,509	$75,880	$164,352

Cost of revenues	33,102	40,899	44,182	45,557	112,900

Gross profit	14,613	23,298	27,327	30,323	51,452

Operating expenses:

Selling, general and administrative	4,752	7,862	10,093	11,269	26,482

Independent research and development	5,087	7,631	7,639	7,590	6,173

Acquired in-process research and development	—	—	—	—	2,334

Amortization of intangible assets	—	—	—	—	3,789

Income from operations	4,774	7,805	9,595	11,464	12,674

Interest income (expense)	100	586	584	913	1,647

Other	—	—	—	—	(634)

Income before income taxes	4,874	8,391	10,179	12,377	13,687

Provision (benefit) for income taxes	1,702	3,104	3,883	4,471	3,422

Net income	$3,172	$5,287	$6,296	$7,906	$10,265

Basic net income per share	$0.33	$0.34	$0.39	$0.49	$0.48

Diluted net income per share	$0.24	$0.32	$0.39	$0.45	$0.46

Shares used in computing basic net income per share	9,620	15,602	15,954	16,193	21,379

Shares used in computing diluted net income per share	13,284	16,350	16,345	17,422	22,537

Balance Sheet Data:

Cash, cash equivalents and short-term investments	$12,673	$9,208	$20,793	$19,641	$17,721

Working capital	20,406	24,276	31,298	38,169	84,334

Total assets	35,674	42,793	50,016	61,930	169,378

Notes payable, less current portion	1,428	1,544	1,243	336	—

Total stockholders’ equity	23,619	29,610	36,847	45,997	132,807

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      ViaSat was incorporated in 1986 and completed its initial public offering in 1996. We have achieved 15 consecutive years of revenue growth and 14 consecutive years of profitability. Historically, our revenues have been primarily generated from contracts with the U.S. Department of Defense. However, on April 25, 2000 we acquired the Satellite Networks Business which has substantially increased our revenue and helped accelerate the development of our commercial business. Our commercial business accounted for approximately 62% of revenues in fiscal year 2001 compared to 24% of revenues in fiscal year 2000.

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

      Our products and services are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Historically, approximately 80.3% for fiscal year 1999, 79.1% for fiscal year 2000, and 94.0% for fiscal year 2001, of our revenues were derived from fixed-price contracts which require us to provide products and services under a contract at a stipulated price. Our proportion of fixed-price contracts has continued to increase as our commercial business has grown and as government customers are increasingly relying on fixed-price awards. The remainder of our annual revenue was derived from cost-reimbursement contracts, under which we are reimbursed for all actual costs incurred in performing the contract to the extent that such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit, and from time-and-materials contracts which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services.

      Historically, a significant portion of our revenues has been generated from funded research and development contracts. The research and development efforts are conducted in direct response to the specific requirements of a customer’s order and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development were approximately $40.5 million or 56.6% of our total revenues during fiscal year 1999, $35.0 million or 46.2% of our total revenues during fiscal year 2000 and $79.0 million or 48.1% of our total revenues during fiscal year 2001.

      We invest in independent research and development, which is not directly funded by a third party. We expense independent research and development costs as they are incurred. Independent research and development expenses consist primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs. Independent research and development expenses were approximately 10.7% of revenues during fiscal year 1999, 10.0% of revenues during fiscal year 2000, and 3.8% of revenues during fiscal year 2001. As a government contractor, we are able to recover a portion of our independent research and development expenses pursuant to our government contracts.

Results of Operations

      The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Years Ended March 31,

	1999	2000	2001

Revenues	100.0%	100.0%	100.0%

Cost of revenues	61.8	60.0	68.7

Gross profit	38.2	40.0	31.3

Operating expenses:

Selling, general and administrative	14.1	14.9	16.1

Independent research and development	10.7	10.0	3.8

Acquired in-process research and development	—	—	1.4

Amortization of intangible assets	—	—	2.3

Income from operations	13.4	15.1	7.7

Income before income taxes	14.2	16.3	8.3

Provision for income taxes	5.4	5.9	2.1

Net income	8.8	10.4	6.2

Fiscal Year 2001 Compared to Fiscal Year 2000

      Revenues. Revenues increased 116.6% from $75.9 million for fiscal year 2000 to $164.4 million for fiscal year 2001. This increase was primarily due to the acquisition of the Satellite Networks Business as well as improvements in revenues generated by commercial broadband and other development programs including the multifunction information distribution system (MIDS). These increases were partially offset by a decrease in revenues resulting from completion of various production contracts.

      Gross Profit. Gross profit increased 69.7% from $30.3 million (40.0% of revenues) for fiscal year 2000 to $51.5 million (31.3% of revenues) for fiscal year 2001. The increase in gross profit was primarily due to higher volumes related to the acquisition of the Satellite Networks Business and broadband development programs. The decrease as a percentage of revenues resulted from lower volumes of various high margin products and increased volumes of lower margin development projects.

      Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased 135.0% from $11.3 million (14.9% of revenues) for fiscal year 2000 to $26.5 million (16.1% of revenues) for fiscal year 2001. The increase in SG&A expenses was primarily due to the additional costs from the Satellite Networks Business, transition costs related to the acquisition, marketing of commercial products, increased business development, and additional administrative staffing to support our growth. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

      Independent Research and Development. Independent research and development (IR&D) expenses decreased 18.7% from $7.6 million (10.0% of revenues) for fiscal year 2000 to $6.2 million (3.8% of revenues) for fiscal year 2001. This decrease resulted from the increased awards of funded development contracts related to both our defense and commercial products.

      Acquired In-Process Research and Development. The acquisition of the Satellite Networks Business was accounted for by the purchase method of accounting. In connection with this acquisition, a charge of $2.3 million for purchased in-process research and development is included in our results. This charge represented the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility as of the date of acquisition. The valuation of the in-process research and development related to specific products in the products areas of SkyRelay, SkyLynx and Mobile Asset Tracking. The level of completion was measured using the percentage of completion method. The total man months incurred on the project at the date of value was compared to the total man months expected for the entire project to derive the percent complete. The income approach was then applied to value the amount of in-process research and development.

      Amortization of Intangible Assets. The acquisition of the Satellite Networks Business was accounted for by the purchase method of accounting. Intangible assets of $25.0 million and goodwill of $4.5 million are being amortized in connection with this acquisition. The intangible assets are being amortized over useful lives ranging from three to nine years. For the fiscal year ended March 31, 2001 amortization expense was $3.8 million for the period from April 25, 2000 to March 31, 2000.

      Interest Expense. Interest expense decreased from $157,000 for fiscal year 2000 to $78,000 for fiscal year 2001. Interest expense relates to loans for the purchase of capital equipment, which are generally three year variable-rate term loans. Total outstanding equipment loans were $1.2 million at March 31, 2000 and $336,000 at March 31, 2001.

      Interest Income. Interest income increased from $1.1 million for fiscal year 2000 to $1.7 million for fiscal year 2001. This increase resulted from higher average invested cash balances and higher yields.

      Provision for Income Taxes. Our effective income tax rate decreased from 36% for fiscal year 2000 to 25% for fiscal year 2001. The decrease relates primarily to a increases in estimates of prior period research and development tax credits.

Fiscal Year 2000 Compared to Fiscal Year 1999

      Revenues. Revenues increased 6.1% from $71.5 million for fiscal year 1999 to $75.9 million for fiscal year 2000. This was primarily due to an increase in our commercial revenues as a result of our Science Applications International Corporation (SAIC) and Star Cruises Management Ltd. commercial broadband contracts, offset in part by lower revenues from volumes of selected UHF defense products.

      Gross Profit. Gross profit increased 11.0% from $27.3 million (38.2% of revenues) for fiscal year 1999 to $30.3 million (40.0% of revenues) for fiscal year 2000. The increase in gross profit was primarily due to an improvement in our commercial margins as a result of greater commercial volumes and increased operating efficiencies in the commercial business.

      Selling, General and Administrative Expenses. SG&A expenses increased 11.7% from $10.1 million (14.1% of revenues) for fiscal year 1999 to $11.3 million (14.9% of revenues) for fiscal year 2000. The increase in SG&A expenses reflects increased expenditures relating to the marketing of commercial products, increased business development and bid and proposal expenses for defense programs, and additional administrative staffing.

      Independent Research and Development. IR&D expenses remained at $7.6 million for both fiscal years but decreased as a percentage of revenues (10.7% of revenues for fiscal 1999 and 10.0% for fiscal 2000.) The decrease as a percentage of revenues resulted in part from the award of funded development contracts related to our commercial products, and from the overall increase in sales.

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

Backlog

      As of March 31, 2001, we had firm backlog of $236.2 million, of which $212.3 million was funded. This compares to firm backlog of $88.2 million at March 31, 2000, of which $58.6 million was funded, not including options of $53.3 million. Of the $236.2 million in firm backlog at March 31, 2001, approximately $93.2 million is expected to be delivered in fiscal year 2002, approximately $46.9 million is expected to be delivered in fiscal year 2003 and the balance is expected to be delivered in fiscal year 2004 and thereafter. The increase in backlog results from growth in total awards for both commercial and defense products from $119.3 million for fiscal year 2000 to $238.8 million for fiscal year 2001. We include in our backlog only those orders for which we have accepted purchase orders. Our firm backlog does not include contract options of $55.4 million. These options include $43.8 million of Indefinite Delivery/Indefinite Quantity (IDIQ) contracts for our UHF DAMA satellite communications products and $11.6 million of IDIQ contracts for our other products.

      Backlog is not necessarily indicative of future sales. A majority of our contracts can be terminated at the convenience of the customer since orders are often made substantially in advance of delivery, and our contracts typically provide that orders may be terminated with limited or no penalties. In addition, purchase orders may present product specifications that would require us to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the related purchase order.

      The backlog amounts as presented are comprised of funded and unfunded components. Funded backlog represents the sum of contract amounts for which funds have been specifically obligated by customers to contracts. Unfunded backlog represents future amounts that customers may obligate over the specified contract performance periods. Our customers allocate funds for expenditures on long-term contracts on a periodic basis. Our ability to realize revenues from contracts in backlog is dependent upon adequate funding for such contracts. Although funding of our contracts is not within our control, our experience indicates that actual contract fundings have ultimately been approximately equal to the aggregate amounts of the contracts.

Recent Accounting Pronouncement

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,“Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, and for hedging activities. In June 1999 the Financial Accounting Standards Board issued SFAS No. 137 “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No.133,” which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is required to and will adopt SFAS No. 133 in the first quarter of fiscal 2002. The Company is still evaluating the impact of SFAS No. 133 and therefore cannot estimate the impact on its consolidated results of operations or financial position.

Liquidity and Capital Resources

      We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. Cash used in operating activities in fiscal year 2001 was $9.9 million as compared to cash provided by operating activities in fiscal year 2000 of $3.7 million. The increase in cash used in operating activities for fiscal year 2001 compared to the prior year was primarily due to an increase in accounts receivable and inventory due to the new business, partially offset by an increase in accounts payable.

      Cash used in investing activities in fiscal year 2001 was $65.3 million as compared to cash provided by investing activities in 2000 of $11.0 million. During fiscal year 2001, we acquired the Satellite Networks Business for cash of $57.9 million. In addition, we acquired $7.5 million in equipment in fiscal 2001 compared to $4.8 million of equipment in fiscal 2000, excluding the acquisition of the Satellite Networks Business.

      Cash provided by financing activities in fiscal year 2001 was $74.4 million as compared to cash used in financing activities in 2000 of $25,000. This increase was primarily the result of completing a secondary public stock offering for $73.2 million.

      At March 31, 2000 we had $19.6 million in cash and cash equivalents and short-term investments, $38.2 million in working capital and $1.2 million in long-term debt which consisted of equipment financing. At March 31, 2001, we had $17.7 million in cash, cash equivalents and short-term investments, $84.3 million in working capital and $336,000 in equipment financing. We had no outstanding borrowings under our line of credit at March 31, 2001.

      On June 21, 2001 we executed a one year Revolving/Term Loan Agreement of $25 million from Union Bank of California, N.A. and Washington Mutual Bank, with Union Bank of California, N.A., as Administrative Agent.

      Our future capital requirements will depend upon many factors, including the expansion of our research and development and marketing efforts and the nature and timing of orders. Additionally, we will continue to evaluate possible acquisitions of, or investments in complementary businesses, products and technologies which may require the use of cash. We believe that our current cash balances and net cash expected to be provided by operating activities will be sufficient to meet our operating requirements for at least the next 12 months. However, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position. The sale of additional securities could result in additional dilution of our stockholders. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

Summarized Quarterly Data (Unaudited)

      The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. Summarized quarterly data for fiscal years 2000 and 2001 are as follows (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2000

Revenues	$17,035	$17,017	$18,041	$23,787

Gross profit	7,326	7,459	7,548	7,990

Income from operations	2,788	2,736	2,616	3,324

Net income	1,805	1,804	2,007	2,290

Basic net income per share	0.11	0.11	0.12	0.14

Diluted net income per share	0.11	0.11	0.12	0.13

2001

Revenues	$36,626	$39,730	$43,093	$44,903

Gross profit	12,647	12,364	13,627	12,814

Income from operations	2,486	3,201	3,255	3,732

Net income	1,955	2,434	2,715	3,161

Basic net income per share	0.10	0.11	0.12	0.14

Diluted net income per share	0.09	0.11	0.12	0.14

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      Our market risks at March 31, 2001, pursuant to Item 7A are minimal and therefore are not separately disclosed.

Item 8. Financial Statements

      Our financial statements at March 31, 2001 and 2000, and for each of the three years in the period ended March 31, 2001, and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in this annual report on pages F-1 through F-18.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this item will be set forth under the captions “Election of Directors” and “Executive Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2001 Annual Meeting of Stockholders (the “Proxy Statement”), which is incorporated by reference herein.

Item 11. Executive Compensation

      The information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Transactions.”

PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports On Form 8-K

Page
Number

(a)	Documents filed as part of the report:

	(1)	Report of Independent Accountants	F-1

		Consolidated Balance Sheet as of March 31, 2000 and 2001	F-2

		Consolidated Statement of Income for the years ended March 31, 1999, 2000 and 2001	F-3

		Consolidated Statement of Cash Flows for the years ended March 31, 1999, 2000 and 2001	F-4

		Consolidated Statement of Stockholders’ Equity for the years ended March 31, 1999, 2000 and 2001	F-5

		Notes to the Consolidated Financial Statements	F-6

	(2)	Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibit
Numbers	Description of Exhibit

2.1	Asset Purchase Agreement, dated January 18, 2000, by and between ViaSat, Inc. and Scientific-Atlanta, Inc.(1)

3.1	Bylaws.(2)

3.2	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.(12)

4.1	Form of Common Stock Certificate.(2)

10.1	Warrants to purchase shares of common stock of ViaSat, Inc. issued to Scientific-Atlanta, Inc.(3)

10.2	Form of Invention and Confidential Disclosure Agreement by and between ViaSat, Inc. and each employee of ViaSat, Inc.(2)

10.3	ViaSat, Inc. 1993 Stock Option Plan (the “1993 Stock Option Plan”).(2)

10.4	First Amendment to the 1993 Stock Option Plan.(4)

10.5	Form of Incentive Stock Option Agreement under the 1993 Stock Option Plan.(2)

10.6	Form of Nonqualified Stock Option Agreement under the 1993 Stock Option Plan.(2)

10.7	Form of Incentive Stock Option Agreement under the 1996 Equity Participation Plan.(2)

10.8	Form of Nonqualified Stock Option Agreement under the 1996 Equity Participation Plan.(2)

10.9	The Amended and Restated 1996 Equity Participation Plan of ViaSat, Inc.(12)

10.10	The ViaSat, Inc. Employee Stock Purchase Plan, as amended.(9)

10.11	ViaSat, Inc. 401(k) Profit Sharing Plan.(2)

10.12	Loan Agreement, dated as of September 15, 1995, by and between ViaSat, Inc. and Union Bank.(2)

10.13	Waiver and First Amendment to Loan Agreement, dated as of March 31, 1997, by and between ViaSat, Inc. and Union Bank.(2)

Exhibit
Numbers	Description of Exhibit

10.14	Lease, dated March 24, 1998, by and between W9/LNP Real Estate Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, California).(6)

10.15	Supply & Services Contract, dated June 2, 1996, by and between HCL Comnet Systems and Services Limited and ViaSat, Inc.(2)

10.16	Award/Contract, effective March 29, 1996, as amended, issued by Electronic Systems Center/MCK Air Force Materiel Command, USAF to ViaSat, Inc.(2)

10.17	Amendment of Award/Contract, effective February 24, 1997, issued by Electronic Systems Center/MCK Air Force Materiel Command, USAF to ViaSat, Inc.(4)

10.18	Award/Contract, effective October 2, 1995, issued by Electronic Systems Center/MCK Air Force Materiel Command, USAF to ViaSat, Inc.(2)

10.19	Award/Contract, effective September 29, 1993, as amended, issued by Information Technology Acquisition Center to ViaSat, Inc.(2)

10.20	Award Contract, effective September 21, 1994, as amended, issued by Technical Contract Management Office to ViaSat, Inc.(2)

10.21	Satellite Network and Ordering Agreement by and between ViaSat, Inc. and Science Applications International Corporation, dated October 12, 1999.(8)

10.22	Award/Contract, effective January 20, 2000, issued by Space and Naval Warfare Systems to ViaSat, Inc.(9)

10.23	Terminal Development, Production and Purchase Agreement by and between ASTROLINK International LLC and ViaSat, Inc., dated October 20, 2000.(12)(15)

10.24	Memorandum of Agreement between ASTROLINK International LLC and ViaSat, Inc., dated October 20, 2000.(12)(15)

10.25	Gateway Terminal Development, Production and Purchase Agreement by and between ASTROLINK International LLC and ViaSat, Inc., dated December 28, 2000.(13)(15)

10.26	Satellite Modem Development, Production and Purchase Agreement by and between WildBlue Communications, Inc. and ViaSat, Inc., effective as of March 5, 2001.(14)(15)

10.27	Amendment to Lease, dated January 4, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and ViaSat, Inc. (The Campus, Carlsbad, California).(7)

10.28	Amendment to Lease, dated January 4, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and ViaSat, Inc. (5962 La Place Court, Carlsbad, California).(7)

10.39	Lease, dated June 18, 1999, by and between Nagog Development Company and ViaSat, Inc. (125 Nagog Park, Acton, Massachusetts, 01720).(10)

21.1	Subsidiaries.(10)

23.1	Consent of Independent Accountants.(14)

(1)	Incorporated by reference to ViaSat’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission (the “Commission”) on March 6, 2000 (File No. 333-31758), as amended by Amendment No. 1 filed with the Commission on March 31, 2000 and Amendment No. 2 filed with the Commission on April 18, 2000.

(2)	Incorporated by reference to ViaSat’s Registration Statement on Form S-1 filed with the Commission on October 1, 1996 (File No. 333-13183), as amended by Amendment No. 1 filed with the Commission on November 5, 1996, Amendment No. 2 filed with the Commission on November 20, 1996, and Amendment No. 3 filed with the Commission on November 22, 1996.

(3)	Incorporated by reference to ViaSat’s Current Report on Form 8-K filed with the Commission on May 8, 2000 (File No. 0-21767).

(4)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(5)	Incorporated by reference to Exhibit A to ViaSat’s Proxy Statement relating to its 1998 Annual Meeting of Stockholders.

(6)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(7)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(8)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(9)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999.

(10)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(11)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

(12)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

(13)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.

(14)	Filed herewith.

(15)	Certain portions of this exhibit have been reducted pursuant to a request for confidential treatment filed by ViaSat, Inc.

(b) Reports On Form 8-K

      We filed no Reports on Form 8-K during the quarter ended March 31, 2001.

(c) Exhibits

      The exhibits required by this Item are listed under Item 14(a)(3).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 28, 2001

ViaSat, Inc.

By:	/s/ MARK D. DANKBERG

Mark D. Dankberg Chairman, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK D. DANKBERG Mark D. Dankberg	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 28, 2001

/s/ RICHARD BALDRIDGE Richard Baldridge	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	June 28, 2001

/s/ ROBERT W. JOHNSON Robert W. Johnson	Director	June 28, 2001

/s/ JEFFREY M. NASH Jeffrey M. Nash	Director	June 28, 2001

/s/ B. ALLEN LAY B. Allen Lay	Director	June 28, 2001

/s/ JAMES F. BUNKER James F. Bunker	Director	June 28, 2001

/s/ WILLIAM A. OWENS William A. Owens	Director	June 28, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ViaSat, Inc.:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) appearing on page 36 present fairly, in all material respects, the financial position of ViaSat, Inc. and its subsidiaries at March 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) appearing on page 36 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Diego, California
June 15, 2001, except for Note 14 for which the date is June 21, 2001

VIASAT, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	March 31,
	2000	2001

Assets

Current assets:

Cash and cash equivalents	$19,520,000	$17,721,000

Short-term investments	121,000	—

Accounts receivable, net	26,268,000	64,105,000

Inventory	3,122,000	22,916,000

Deferred income taxes	1,813,000	1,792,000

Other current assets	2,167,000	13,416,000

Total current assets	53,011,000	119,950,000

Intangible assets, net	—	25,744,000

Property and equipment, net	8,164,000	19,888,000

Other assets	755,000	3,796,000

Total assets	$61,930,000	$169,378,000

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$8,934,000	$20,310,000

Accrued liabilities	5,001,000	14,970,000

Current portion of notes payable	907,000	336,000

Total current liabilities	14,842,000	35,616,000

Notes payable	336,000	—

Other liabilities	755,000	604,000

Total long-term liabilities	1,091,000	604,000

Commitments and contingencies (Notes 10 & 11)

Minority interest in consolidated subsidiary	—	351,000

Stockholders’ equity:

Series A, convertible preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2000 and 2001, respectively

Common stock, $.0001 par value, 100,000,000 shares authorized; 16,393,208 and 22,007,650 shares issued and outstanding at March 31, 2000 and 2001, respectively	2,000	2,000

Paid in capital	18,932,000	96,154,000

Retained earnings	27,063,000	37,328,000

Accumulated other comprehensive income (loss)	—	(677,000)

Total stockholders’ equity	45,997,000	132,807,000

Total liabilities and stockholders’ equity	$61,930,000	$169,378,000

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended March 31,

	1999	2000	2001

Revenues	$71,509,000	$75,880,000	$164,352,000

Cost of revenues	44,182,000	45,557,000	112,900,000

Gross profit	27,327,000	30,323,000	51,452,000

Operating expenses:

Selling, general and administrative	10,093,000	11,269,000	26,482,000

Independent research and development	7,639,000	7,590,000	6,173,000

Acquired in-process research and development	—	—	2,334,000

Amortization of intangible assets	—	—	3,789,000

Income from operations	9,595,000	11,464,000	12,674,000

Other income (expense):

Interest income	834,000	1,070,000	1,725,000

Interest expense	(250,000)	(157,000)	(78,000)

Minority interest	—	—	(76,000)

Equity in loss of joint venture	—	—	(558,000)

Income before income taxes	10,179,000	12,377,000	13,687,000

Provision for income taxes	3,883,000	4,471,000	3,422,000

Net income	$6,296,000	$7,906,000	$10,265,000

Basic net income per share	$0.39	$0.49	$0.48

Diluted net income per share	$0.39	$0.45	$0.46

Shares used in computing basic net income per share	15,953,696	16,193,000	21,379,015

Shares used in computing diluted net income per share	16,345,320	17,422,444	22,536,982

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,

	1999	2000	2001

Cash flows from operating activities:

Net income	$6,296,000	$7,906,000	$10,265,000

Adjustments to reconcile net income to net cash

provided by (used in) operating activities:

Depreciation and amortization	2,853,000	3,292,000	9,065,000

Acquired in-process research and development	—	—	2,334,000

Deferred income taxes	(1,082,000)	843,000	(270,000)

Minority interest in consolidated subsidiary	—	—	351,000

Non-cash compensation	—	—	134,000

Tax benefit from exercise of stock options	82,000	68,000	521,000

Increase (decrease) in cash resulting from changes in:

Accounts receivable	2,880,000	(10,092,000)	(21,018,000)

Inventory	2,162,000	(597,000)	(15,593,000)

Other assets	46,000	(1,686,000)	(13,447,000)

Accounts payable	(801,000)	5,180,000	10,246,000

Accrued liabilities	940,000	(1,026,000)	6,786,000

Other liabilities	(11,000)	(171,000)	(347,000)

Net cash provided by (used in) operating activities	13,365,000	3,717,000	(10,973,000)

Cash flows from investing activities:

Acquisition of a business	—	—	(57,904,000)

Purchases of short-term investments, net	(8,870,000)	14,667,000	121,000

Purchases of property and equipment	(2,497,000)	(4,826,000)	(7,468,000)

Net cash (used in) provided by investing activities	(11,367,000)	9,841,000	(65,251,000)

Cash flows from financing activities:

Proceeds from issuance of notes payable	1,092,000	—	—

Repayment of notes payable	(1,234,000)	(1,219,000)	(907,000)

Proceeds from issuance of common stock, net of issuance costs	859,000	1,176,000	75,351,000

Net cash provided by financing activities	717,000	(43,000)	74,444,000

Effect of exchange rate changes on cash	—	—	(19,000)

Net increase (decrease) in cash and cash equivalents	2,715,000	13,515,000	(1,799,000)

Cash and cash equivalents at beginning of year	3,290,000	6,005,000	19,520,000

Cash and cash equivalents at end of year	$6,005,000	$19,520,000	$17,721,000

Supplemental information:

Cash paid for interest	$250,000	$157,000	$82,000

Cash paid for income taxes	$4,263,000	$4,349,000	$5,491,000

Supplemental noncash financing activity:

Issuance of warrants for acquisition of business	$—	$—	$1,215,000

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
					Accumulated Other
	Number of		Paid in	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total	Income (Loss)

Balance at March 31, 1998	15,841,276	$2,000	$16,747,000	$12,861,000		$29,610,000

Tax benefit from exercise of stock options			82,000			82,000

Exercise of stock options	120,962		334,000			334,000

Issuance of stock under Employee Stock Purchase Plan	106,168		525,000			525,000

Net income				6,296,000		6,296,000

Balance at March 31, 1999	16,068,406	$2,000	17,688,000	19,157,000	—	36,847,000

Tax benefit from exercise of stock options			68,000			68,000

Exercise of stock options	228,448		681,000			681,000

Issuance of stock under Employee Stock Purchase Plan	96,354		495,000			495,000

Net income				7,906,000		7,906,000

Balance at March 31, 2000	16,393,208	$2,000	$18,932,000	27,063,000	—	45,997,000
Exercise of stock options	324,076		1,253,000			1,253,000

Tax benefit from exercise of stock options			521,000			521,000

Issuance of stock under Employee Stock Purchase Plan	66,216		911,000			911,000

Issuance for stock for secondary public offering, net of issuance costs of $864,000	5,224,150		73,188,000			73,188,000

Issuance of warrants			1,215,000			1,215,000

Non-cash compensation modification of stock options			134,000			134,000

Net income				10,265,000		10,265,000	$10,265,000

Foreign currency translation					$(677,000)	(677,000)	(677,000)

Comprehensive income							$9,588,000

Balance at March 31, 2001	22,007,650	$2,000	$96,154,000	$37,328,000	$(677,000)	$132,807,000

See accompanying notes to the consolidated financial statements.

Note 1 — The Company and a Summary of Its Significant Accounting Policies

The Company

      ViaSat, Inc. (the “Company”) designs, produces and markets advanced broadband digital satellite communications and other wireless networking and signal processing equipment.

Principles of Consolidation

      The Company’s consolidated financial statements include the assets, liabilities and results of operations of TrellisWare Technologies, Inc., a majority owned subsidiary of ViaSat. All significant intercompany amounts have been eliminated.

Management Estimates and Assumptions

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Significant estimates made by management include estimates of our warranty obligations.

Cash Equivalents

      Cash equivalents consist of highly liquid investments with original maturities of 90 days or less.

Short-term Investments

      At March 31, 2000 and 2001, the Company held investments in investment grade debt securities with various maturities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and has designated all of its investments as held to maturity. The Company’s investments in these securities as of March 31, 2000 and 2001 totaled $16,769,000 and $11,964,000, respectively. The Company has included $16,648,000 and $11,964,000 of these securities in cash and cash equivalents as of March 31, 2000 and 2001, respectively, as they have original maturities of less than 90 days. The remaining $121,000 as of March 31, 2000 has been classified as short-term investments.

Revenue Recognition

      The majority of the Company’s revenues are derived from services performed under a variety of contracts including cost-plus-fixed fee, fixed-price, and time and materials contracts. Revenues from the United States Department of Defense and its prime contractors amounted to $65,478,000, $53,859,000 and $62,410,000 for the years ended March 31, 1999, 2000 and 2001, respectively. Revenues from commercial customers amounted to $3,836,000, $18,409,000 and $101,942,364 for the years ended March 31, 1999, 2000 and 2001 respectively. The Company’s five largest contracts (by revenues) generated approximately 61%, 35% and 36% of the Company’s total revenues for the fiscal year ended March 31, 1999, 2000 and 2001, respectively.

      Generally, revenues are recognized as services are performed using the percentage of completion method, measured primarily by costs incurred to date compared with total estimated costs at completion or based on the number of units delivered. The Company provides for anticipated losses on contracts by a charge to income during the period in which they are first identified.

      Contract costs on Government contracts, including indirect costs, are subject to audit and negotiations with Government representatives. These audits have been completed and agreed upon through fiscal year 1997. Contract revenues and accounts receivable are stated at amounts which are expected to be realized upon final settlement.

Unbilled Accounts Receivable

      Unbilled receivables consist of costs and fees earned and billable on contract completion or other specified events. The majority of unbilled receivables is expected to be collected within one year.

Concentration of Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade accounts receivable which are generally not collateralized. The Company limits its exposure to credit loss by placing its cash equivalents and short-term investments with high credit quality financial institutions and investing in high quality short-term debt instruments. Concentrations of credit risk with respect to receivables are generally limited because the Company performs ongoing credit evaluations. The Company also maintains reserves for potential credit losses, which it considers adequate to cover such losses. See Note 11 related to ORBCOMM.

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

Software development

      Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of cost or net realizable value. Through March 31, 2001, $3.2 million has been incurred and no amounts have been amortized to date, on software development products subsequent to reaching technological feasibility. Once the product is available for general release, the software development costs will be amortized on a straight line basis over their estimated useful lives.

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

Intangible Assets and Goodwill

      Intangible assets and goodwill are recorded at cost and amortized using the straight-line method over their estimated useful lives, which currently range from three to nine years.

Long-lived Assets

      The Company assesses potential impairments to its long-lived assets and certain identifiable intangibles when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset and would be recorded as a reduction in the carrying value of the related asset and a charge to results of operations. No such impairment losses have been identified by the Company.

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

Stock Split

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

Earnings Per Share

      Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents during the period. Common stock equivalents include options granted under the Company’s stock option plans and warrants which are included in the earnings per share calculations using the treasury stock method and common shares expected to be issued under the Company’s employee stock purchase plan.

Foreign Currency

      In general, the functional currency of a foreign operation is deemed to be the local country’s currency. Consequently, assets and liabilities of operations outside the United States are generally translated into United States dollars, and the effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the consolidated statements stockholders’ equity.

Fair Value of Financial Instruments

      At March 31, 2001, the carrying amounts of the Company’s financial instruments, including cash equivalents, short-term investments, trade receivables, accounts payable and notes payable, approximated their fair values due to their short-term maturities.

Segment Reporting

      Operating segments are determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company is are organized primarily on the basis of products with commercial and defense communication applications, represented by ViaSat Satellite Networks which operates primarily in the commercial market and Communication Systems Group which operates primarily in the defense market. As new areas of our business grow, such as broadband systems, additional operating segments may be reported in the future.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,“Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, and for hedging activities. In June 1999 the Financial Accounting Standards Board issued SFAS No. 137 “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133,” which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is required to and will adopt SFAS No. 133 in the first quarter of fiscal 2002. The Company is still evaluating the impact of SFAS No. 133 and therefore cannot estimate the impact on its consolidated results of operations or financial position.

Note 2 — Secondary Public Stock Offering and Acquisition of Satellite Networks Business

      On April 24, 2000, we completed a secondary public stock offering for the sale of 5,224,150 shares of common stock for net proceeds of approximately $73.2 million.

      On April, 25, 2000, we completed the acquisition of the satellite networks business (the “Satellite Networks Business”) of Scientific-Atlanta, Inc. for an aggregate purchase price of approximately $57.9 million in cash (which reflects post-closing adjustments to the purchase price in accordance with the asset purchase agreement), plus warrants to purchase 100,000 shares of common stock valued at $1.2 million. The warrants are currently vested and will expire April 25, 2002. The warrants are exercisable in increments of 25,000 shares at prices of $26.25, $31.25, $36.25 and $41.25 per share.

      The Satellite Networks Business is a DAMA-based VSAT supplier with additional product lines addressing the non-DAMA VSAT market, the gateway market and the telemetry and antenna systems market.

      The acquisition has been accounted for by the purchase method of accounting as defined in Accounting Principles Board Opinion No. 16, and accordingly, the operating results of the Satellite Networks Business have been included in the Company’s financial statements from the date of acquisition. The purchase price of the acquisition has been allocated to the fair value of the tangible and intangible assets acquired and liabilities assumed of the Satellite Networks Business. The purchase price allocation for certain assets is preliminary and further refinements are likely to be made on the completion of final valuation studies. In connection with this acquisition, a charge of $2.3 million for acquired in process research and development is included in our results, which represents the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility and have no alternative future use. The estimated fair value of assets acquired and liabilities assumed, which is subject to further refinement, is as follows:

Accounts receivable	$17,152,000

Inventory	4,353,000

Property, plant and equipment	9,540,000

Intangible assets including goodwill	29,533,000

Acquired in-process research and development	2,334,000

Other assets	556,000

Liabilities	(4,349,000)

Total	$59,119,000

      The following unaudited pro forma condensed combined financial information gives effect to the acquisition as though it had occurred on April 1, 1999. Because the Satellite Networks Business had been operated as a division of Scientific-Atlanta, its results as incorporate into the pro forma financial information may not reflect those that would have resulted had it operated as an independent entity or as a part of ViaSat.

      The pro forma condensed combined financial information combines information from ViaSat’s income statement for the fiscal years ended March 31, 2000 and 2001 with the Satellite Networks Business’ income statement for the twelve month periods ended March 31, 2000 and 2001.

	Years Ended March 31,

	2000	2001

	(unaudited)	(unaudited)

Revenues	$162,280,000	$171,735,000

Net income	107,000	12,471,000

Earnings per share

Basic	.01	.57

Diluted	.00	.54

Weighted average number of shares*

Basic	21,417,150	21,736,833

Diluted	22,646,594	22,894,800

*	The weighted average number of shares includes 5,224,150 shares issued in connection with the secondary public offering.

      The unaudited pro forma financial information presented is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place on April 1, 1999 or the future results of operations of the combined entities.

Note 3 — Composition of Certain Balance Sheet Captions

	As of March 31,

	2000	2001

Cash and cash equivalents:

Investments in debt securities	$16,648,000	$11,964,000

Cash	2,872,000	5,757,000

	$19,520,000	$17,721,000

Accounts receivable, net:

Billed	$13,031,000	$45,099,000

Unbilled	13,237,000	19,322,000

Allowance for doubtful accounts	—	(316,000)

	$26,268,000	$64,105,000

Inventory:

Raw materials	$2,263,000	$11,657,000

Work in process	484,000	7,770,000

Finished goods	375,000	3,489,000

	$3,122,000	$22,916,000

Intangible assets:

Technology	—	$9,845,000

Contracts and relationships	—	9,686,000

Acquired work force	—	5,477,000

Goodwill	—	4,525,000

	—	29,533,000

Less accumulated amortization	—	(3,789,000)

	—	$25,744,000

Property and equipment:

Machinery and equipment	$11,602,000	$24,884,000

Computer equipment	5,642,000	8,585,000

Furniture and fixtures	877,000	1,651,000

	18,121,000	35,120,000

Less accumulated depreciation	(9,957,000)	(15,232,000)

	$8,164,000	$19,888,000

Accrued liabilities:

Current portion of warranty reserve	$799,000	$1,291,000

Accrued vacation	1,188,000	2,531,000

Accrued bonus	1,004,000	1,828,000

Accrued 401(k) matching contribution	917,000	1,773,000

Collections in excess of revenues	694,000	6,196,000

Other	399,000	1,351,000

	$5,001,000	$14,970,000

Note 4 — Notes Payable

	As of March 31,

	2000	2001

Bank installment loan, with a maturity date of September 2001, total monthly payment of $56,000 with interest rates ranging between 8.75% and 9.85%, collateralized by equipment	$1,243,000	$336,000

Less current portion	(907,000)	(336,000)

	$336,000	$0

Note 5 — Common Stock and Options

      In July 1993, the Company adopted the 1993 Stock Option Plan (the “Plan”) which authorizes 1,467,000 shares to be granted no later than July 2003. In November 1996, the Plan was terminated and replaced by the ViaSat, Inc. 1996 Equity Participation Plan (the “1996 Equity Participation Plan”). No options have been issued under the Plan since July 1996.

      In November 1996, the Company adopted the 1996 Equity Participation Plan. The 1996 Equity Participation Plan provides for the grant to executive officers, other key employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards. In September 2000, the Company amended the 1996 Equity Participation Plan to increase the maximum number of shares reserved for issuance under this plan from 2,500,000 shares to 6,100,000 shares. As of March 31, 2001, the Company had granted options to purchase 4,525,466 shares of common stock under this plan with vesting terms of three to five years and are exercisable for up to ten years from the grant date or up to five years from the date of grant for a ten percent owner.

      In November 1996, the Company adopted the ViaSat, Inc. Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) to assist employees in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. A maximum of 1,000,000 shares of common stock are reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of March 31, 2001, the Company has issued 372,942 shares of common stock under this plan.

      Transactions under the Company’s stock option plans are summarized as follows:

			Weighted Average
	Number	Exercise Price	Exercise Price
	of Shares	Per Share	Per Share

Outstanding at March 31, 1998	1,313,368	$.17 – 9.91	$4.47

Options granted	648,000	3.69 – 8.54	6.55

Options canceled	(219,816)	.68 – 7.77	5.41

Options exercised	(120,960)	.17 – 7.07	2.78

Outstanding at March 31, 1999	1,620,592	.24 – 9.91	5.30

Options granted	851,600	4.25 – 43.82	12.98

Options canceled	(64,942)	2.05 – 7.77	6.67

Options exercised	(228,448)	.24 – 9.91	3.06

Outstanding at March 31, 2000	2,178,802	.68 – 43.82	8.50

Options granted	2,136,800	9.95 – 27.94	20.42

Options canceled	(165,383)	3.69 – 26.16	14.00

Options exercised	(324,075)	.68 – 8.33	3.82

Outstanding at March 31, 2001	3,826,144	2.05 – 43.82	15.31

      The following table summarizes all options outstanding and exercisable by price range as of March 31, 2001:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life—years	Price	Exercisable	Price

$ 2.05 – 5.38	496,980	6.26	$4.46	294,650	$4.39

5.78 – 6.38	441,176	7.24	6.10	253,175	6.23

7.02 – 7.77	419,138	7.33	7.65	216,703	7.65

8.07 – 14.97	386,700	8.97	12.23	61,135	8.61

15.09 – 21.83	293,100	9.19	17.33	0	0.00

22.03 – 22.03	1,497,350	9.49	22.03	0	0.00

22.10 – 35.63	277,700	8.75	25.66	68,622	25.84

36.35 – 36.35	2,000	8.88	36.35	667	36.35

36.56 – 36.56	6,000	8.91	36.56	2,000	36.56

43.82 – 43.82	6,000	3.93	43.82	2,100	43.82

2.05 – 43.82	3,826,144	8.43	15.31	899,052	7.81

      On September 1, 2000 the Company accelerated the vesting of 7,667 outstanding options granted under the 1996 Equity Participation Plan to one individual. Non-cash compensation of $134,000 related to this modification of vesting was recorded in the fiscal year ended March 31, 2001.

Note 6 — Shares Used in Earnings Per Share Calculations

	Years Ended March 31,

	1999	2000	2001

Weighted average common shares outstanding used in calculating basic net income per share	15,953,696	16,193,000	21,379,015

Weighted average options to purchase common stock as determined by application of the treasury stock method	370,904	1,223,170	1,148,430

Employee Stock Purchase Plan equivalents	20,720	6,274	9,537

Shares used in computing diluted net income per share	16,345,320	17,422,444	22,536,982

      Antidilutive shares and warrants excluded from the calculation were 420,735, 30,420, and 1,262,564 shares for the fiscal years ended March 31, 1999, 2000, and 2001 respectively.

Note 7 — Pro Forma Earnings Per Share

      The fair values of options granted during the years ended as reported below were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan

	1999	2000	2001	1999	2000	2001

Expected life (in years)	3.50-5.00	4.99-5.00	4.86	0.50	0.50	0.50

Risk-free interest rate	4.46-5.42%	5.69%	5.42%	5.66-6.22%	5.55%	5.70-6.24%

Expected volatility	50.00%	71.00%	125.00%	50.00%	71.00%	125.00%

Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

      The weighted average estimated fair value of employee stock options granted during 1999, 2000, and 2001 was $6.27, $16.61, and $18.69 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during 1999, 2000 and 2001 was $4.00, $5.43 and $9.23 per share, respectively.

      For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period. The Company’s pro forma information for the years ended March 31, 1999, 2000 and 2001 are as follows:

	Year Ended March 31,

	1999	2000	2001

Net income as reported	$6,296,000	$7,906,000	$10,265,000

Pro forma net income	5,157,000	5,974,000	952,000

Pro forma basic earnings per share	0.65	0.74	0.04

Pro forma diluted earnings per share	0.65	0.70	0.04

Note 8 — Income Taxes

      The provision for income taxes includes the following:

	Years Ended March 31,

	1999	2000	2001

Current tax provision

Federal	$3,977,000	$2,947,000	$2,629,000

State	988,000	681,000	—

Foreign	—	—	1,063,000

	4,965,000	3,628,000	3,692,000

Deferred tax (benefit) provision

Federal	(863,000)	680,000	(137,000)

State	(219,000)	163,000	(80,000)

Foreign	—	—	(53,000)

	(1,082,000)	843,000	(270,000)

Total provision for income taxes	$3,883,000	$4,471,000	$3,422,000

      Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of March 31,

	2000	2001

Deferred tax assets:

Warranty reserve	$418,000	$347,000

Inventory	820,000	744,000

Accrued vacation	374,000	559,000

State income taxes	231,000	21,000

Depreciable, amortizable and other property	307,000	766,000

Other	158,000	141,000

Total deferred tax assets	$2,308,000	$2,578,000

      A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Years Ended March 31,

	1999	2000	2001

Tax expense at statutory rate	$3,461,000	$4,208,000	$4,690,000

State tax provision, net of federal benefit	507,000	558,000	(223,000)

Research tax credit	(67,000)	(240,000)	(928,000)

Other	(18,000)	(55,000)	(117,000)

	$3,883,000	$4,471,000	$3,422,000

Note 9 — Employee Benefits

      The Company has a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code. The Company may make discretionary contributions to the plan which vest equally over six years. Employees who have completed 90 days of service and are at least 21 years of age are eligible to participate in the plan. Participants are entitled, upon termination or retirement, to their vested portion of the plan assets which are held by an independent trustee. Discretionary contributions accrued by the Company during fiscal years 1999, 2000 and 2001 amounted to $791,000, $917,000 and $1,772,000, respectively. The increase in the contributed amount is primarily due to the acquisition of the Satellite Networks Business. The cost of administering the plan is not significant.

Note 10 — Commitments

      The Company leases office facilities under noncancelable operating leases with initial terms ranging from one to ten years which expire between June 2002 and December 2009. Certain of the Company’s facilities leases contain option provisions which allow for extension of the lease terms. Rent expense, which is recognized on a straight-line basis, was $1,312,000, $1,939,000 and $4,194,000 in fiscal years 1999, 2000 and 2001, respectively.

      Future minimum lease payments are as follows:

Year Ending March 31,

2002	$4,317,000

2003	4,157,000

2004	2,523,000

2005	2,408,000

2006	2,382,000

Thereafter	8,726,000

$24,513,000

Note 11 — Contingencies

      On September 15, 2000 ORBCOMM Global, L.P. (ORBCOMM) and seven of its subsidiaries filed a voluntary petition for Chapter 11 relief in the United States Bankruptcy Court for the District of Delaware as part of its efforts to restructure and reorganize its business. ORBCOMM has continued its efforts to maintain and operate its network of low-Earth orbit (LEO) satellites and related ground facilities while it restructures its operations. On April 23, 2001, International Licensees, LLC was approved by the bankruptcy court as the buyer of ORBCOMM. International Licensees is a consortium of current ORBCOMM licensees and other investors. There remain some conditions with respect to financing set in bankruptcy that the International Licensees must fulfill in the future. A failure to meet these conditions could result in the unwinding of the purchase by the International Licensees. We are currently in negotiations with International Licensees relating to our relationship with ORBCOMM in the future, including the potential assumption of all or part of our receivables and contracts in bankruptcy. The following table summarizes our assets related to ORBCOMM at March 31, 2001.

Accounts receivable-billed	$4,611,000

Accounts receivable-unbilled	359,000

Inventory	123,000

Total	$5,093,000

      We cannot make assurances that the assets listed above will be fully recovered. If we are unable to successfully complete our negotiations with ORBCOMM regarding the assumption of our receivables and contracts in bankruptcy, or if ORBCOMM is unable to successfully restructure its operations, it would substantially limit our ability to recover the assets listed above and could cause ViaSat to incur losses which could harm our business; however, we have not made any adjustments to the recorded amount for the assets as it is not possible at this time to reasonably estimate or determine what loss, if any, will be incurred.

      The Company is currently a party to various government and commercial contracts which require the Company to meet performance covenants and project milestones. Under the terms of these contracts, failure by the Company to meet such performance covenants and milestones permit the other party to terminate the contract and, under certain circumstances, recover liquidated damages or other penalties. The Company is currently not in compliance (or in the past was not in compliance) with the performance or milestone requirements of certain of these contracts. Historically, the Company’s customers have not elected to terminate such contracts or seek liquidated damages from the Company and management does not believe that its existing customers will do so; therefore, the Company has not accrued for any potential liquidated damages or penalties.

Note 12 — Immeon Networks, L.L.C.

      In January 2001 the Company and Loral Skynet formed a joint venture named Immeon Networks, L.L.C., (Immeon). The Company and Loral Skynet are each entitled to 50% of the net profits of Immeon, subject to certain adjustments. The Company accounts for its investment under the equity method because the Company has significant influence, but not control, of the operations of Immeon. The Company’s share of net losses of Immeon is limited to the extent of the Company’s investment in, advances to and financial guarantees that create additional basis in the Immeon. The Company’s share of losses and advances to Immeon have reduced our investment to zero at March 31, 2001. The Company’s share of the operating loss of Immeon for fiscal year 2001 is $558,000.

Note 13 — Segment Information

      We are organized primarily on the basis of products with commercial and defense communication applications, represented by ViaSat Satellite Networks which operates primarily in the commercial market and Communication Systems Group which operates primarily in the defense market. As new areas of our business grow, such as broadband systems, additional operating segments may be reported in the future.

      The following table summarizes revenues and operating profits by operating segment for the fiscal year ended March 31, 2001. The acquisition of the Satellite Networks Business resulted in a second operating segment. Certain corporate general and administrative costs, amortization of intangible assets and the charge of acquired in-process research and development are not allocated to either segment and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit. Assets are not tracked by operating segment. Consequently, it is not practical to show assets by operating segments.

Year Ended
March 31, 2001

Revenues ViaSat Satellite Networks	$101,942,000

Communication Systems Group	62,410,000

Total revenues	164,352,000

Operating profits

ViaSat Satellite Networks	8,968,000

Communication Systems Group	9,278,000

Segment operating profit before corporate and other	18,246,000

Corporate	551,000

Amortization of intangibles	(3,789,000)

Acquired in-process research and development	(2,334,000)

Total operating profits	$12,674,000

Revenue information by geographic area for the fiscal year ended March 31, 2001 is as follows:

Year Ended
March 31, 2001

North America	$130,011,000

Europe	15,375,000

Asia Pacific	17,198,000

Latin America	1,768,000

$164,352,000

We distinguish revenues from external customers by geographic areas based on customer location.

The net book value of long-lived assets located outside North America was $37,000 at March 31, 2001.

Note 14 — Subsequent Events

      June 21, 2001 the Company executed a one year Revolving/Term Loan Agreement of $25 million from Union Bank of California, N.A. and Washington Mutual Bank, with Union Bank of California, N.A., as Administrative Agent. Under the revolving facility and the term loan facility, the Company has the option to borrow at the bank’s prime rate or at LIBOR plus, in each case, an applicable margin based on the ratio of our total debt to EBITDA (earnings before interest and taxes and depreciation and amortization). The agreement contains financial covenants that set maximum debt to EBITDA limits, minimum quarterly EBITDA limits, minimum quick ratio limit and a minimum tangible net worth limit.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED MARCH 31, 2001

	Allowance	Allowance
	for Doubtful	For Warranty
Date	Accounts	Costs	Total

Balance, March 31, 1998	0	$1,854,000	$1,854,000

Provision	0	964,000	964,000

Write-off	0	(1,047,000)	(1,047,000)

Balance, March 31, 1999	0	1,771,000	1,771,000

Provision	0	66,000	66,000

Write-off	0	(788,000)	(788,000)

Balance, March 31, 2000	0	1,049,000	1,049,000

Satellite Networks acquisition	$439,000	1,015,000	1,454,000

Provision	316,000	809,000	1,125,000

Write-off	(439,000)	(1,541,000)	(1,980,000)

Balance, March 31, 2001	$316,000	$1,332,000	$1,648,000