Form 10-Q
period 2001-06-30
VIASAT INC
filed 2001-08-14
CIK 797721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001.

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number ( 0-21767 )

ViaSat, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0174996 (I.R.S. Employer Identification No.)

6155 El Camino Real, Carlsbad, California 92009
(760) 476-2200
(Address, including zip code, and telephone number, including area code, of principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

     The number of shares outstanding of the issuer’s common stock, $.0001 par value, as of August 8, 2001 was 22,619,504.

VIASAT, INC.
INDEX

		Page

Part I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at March 31, 2001 and June 30, 2001	3

	Condensed Consolidated Statements of Income for the three months ended June 30, 2000 and 2001	4

	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2000 and 2001	5

	Condensed Consolidated Statement of Stockholders’ Equity for the three months ended June 30, 2001	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Part II	Other Information

Item 6.	Exhibits and Reports on Form 8-K	14

	Signatures	15

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2001	2001

		(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$17,721,000	$17,598,000

Short term investments	—	152,000

Accounts receivable	64,105,000	61,307,000

Inventory	22,916,000	27,051,000

Deferred income taxes	1,792,000	1,672,000

Other current assets	13,416,000	12,811,000

Total current assets	119,950,000	120,591,000

Intangible assets, net	25,744,000	24,703,000

Property and equipment, net	19,888,000	20,604,000

Other assets	3,796,000	4,969,000

Total assets	$169,378,000	$170,867,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$20,310,000	$17,832,000

Accrued liabilities	14,970,000	14,860,000

Current portion of notes payable	336,000	168,000

Total current liabilities	35,616,000	32,860,000

Other liabilities	604,000	890,000

Total long-term liabilities	604,000	890,000

Contingencies (Note 5)

Minority interest in consolidated subsidiary	351,000	396,000

Stockholders’ equity:

Common stock	2,000	2,000

Paid in capital	96,154,000	96,943,000

Retained earnings	37,328,000	40,032,000

Accumulated other comprehensive loss	(677,000)	(256,000)

Total stockholders’ equity	132,807,000	136,721,000

Total liabilities and stockholders’ equity	$169,378,000	$170,867,000

See accompanying notes to condensed consolidated financial statements

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	June 30,

	2000	2001

Revenues	$36,626,000	$48,834,000

Cost of revenues	23,979,000	33,942,000

Gross profit	12,647,000	14,892,000

Operating expenses:

Selling, general and administrative	5,764,000	7,995,000

Independent research and development	1,654,000	1,280,000

Acquired in-process research and development	2,193,000	—

Amortization of intangible assets	550,000	1,034,000

Income from operations	2,486,000	4,583,000

Other income (expense):

Interest income	507,000	218,000

Interest expense	(32,000)	(5,000)

Minority interest	—	(77,000)

Equity in loss of joint venture	—	(724,000)

Income before income taxes	2,961,000	3,995,000

Provision for income taxes	1,006,000	1,291,000

Net income	$1,955,000	$2,704,000

Basic net income per share	$.10	$.12

Diluted net income per share	$.09	$.12

Shares used in basic net income per share computation	19,927,982	22,029,336

Shares used in diluted net income per share computation	21,220,642	22,982,581

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30,

	2000	2001

Cash flows from operating activities:

Net income	$1,955,000	$2,704,000

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	1,653,000	2,907,000

Acquired in-process research and development	2,193,000	—

Deferred taxes	(1,135,000)	541,000

Equity in loss of joint venture	—	724,000

Minority interest in consolidated subsidiary	—	45,000

Increase (decrease) in cash resulting from changes in:

Accounts receivable	(14,773,000)	2,979,000

Inventory	(3,714,000)	(4,115,000)

Other assets	(1,203,000)	(981,000)

Accounts payable	5,991,000	(2,380,000)

Accrued liabilities	5,596,000	(219,000)

Other liabilities	—	563,000

Net cash (used in) provided by operating activities	(3,437,000)	2,768,000

Cash flows from investing activities:

Acquisition of a business	(59,411,000)	—

Investment in joint venture	—	(724,000)

Proceeds from sale of short-term investments	121,000	—

Purchases of short-term investments	—	(152,000)

Purchases of property and equipment	(978,000)	(2,588,000)

Net cash used in investing activities	(60,268,000)	(3,464,000)

Cash flows from financing activities:

Repayment of notes payable	(259,000)	(168,000)

Proceeds from issuance of common stock, net of issuance costs	73,874,000	789,000

Net cash provided by financing activities	73,615,000	621,000

Effect of exchange rate changes on cash	—	(48,000)

Net increase (decrease) in cash and cash equivalents	9,910,000	(123,000)

Cash and cash equivalents at beginning of period	19,520,000	17,721,000

Cash and cash equivalents at end of period	$29,430,000	$17,598,000

See accompanying notes to condensed consolidated financial statements

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
					Accumulated Other
	Number of		Paid in	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total	Income (Loss)

Balance at March 31, 2001	22,007,650	$2,000	$96,154,000	$37,328,000	$(677,000)	$132,807,000

Exercise of stock options	70,063		191,000			191,000

Issuance of stock under Employee Stock Purchase Plan	53,606		598,000			598,000

Net income				2,704,000		2,704,000	$2,704,000

Foreign currency translation					421,000	421,000	421,000

Comprehensive income							$3,125,000

Balance at June 30, 2001	22,131,319	$2,000	$96,943,000	$40,032,000	$(256,000)	$136,721,000

See accompanying notes to condensed consolidated financial statements

NOTE 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2001 and condensed consolidated statements of income and of cash flows for the three month periods ended June 30, 2000 and 2001, and the condensed consolidated statement of stockholders’ equity for the three months ended June 30, 2001 have been prepared by the management of ViaSat, Inc., and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2001 included in our 2001 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

The Company’s consolidated financial statements include the assets, liabilities and results of operations of TrellisWare Technologies, Inc., a majority owned subsidiary of ViaSat. All significant intercompany amounts have been eliminated.

In general, the functional currency of a foreign operation is deemed to be the local country’s currency. Consequently, assets and liabilities of operations outside the United States are generally translated into United States dollars, and the effects of foreign currency translation adjustments are included as a component of stockholders’ equity.

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

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133,“Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, and for hedging activities. In June 1999, the FASB issued SFAS 137 “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS 133,” which delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. We were required to adopt SFAS 133 in the quarter ended June 30, 2001. SFAS 133 requires certain derivative instruments to be recorded at fair value. The adoption of SFAS 133 did not have a material effect on the consolidated financial statements.

NOTE 2 — Revenue Recognition

The majority of our revenues are derived from services performed under a variety of contracts including cost-plus-fixed fee, fixed-price, and time and materials type contracts. Generally, revenues are recognized as contracts are performed using the percentage of completion method, measured primarily by costs incurred to date compared with total estimated costs at completion or based on the number of units delivered. We provide for anticipated losses on contracts by a charge to income during the period in which they are first identified.

Contract costs with the U. S. Government and its prime contractors, including indirect costs, are subject to audit and negotiations with Government representatives. These audits have been completed and agreed upon through fiscal year 1997. Contract revenues and accounts receivable are stated at amounts which are expected to be realized upon final settlement.

NOTE 3 — Earnings Per Share

Common stock equivalents of 1,292,660 and 953,245 shares for the three months ended June 30, 2000 and 2001, respectively, were used to calculate diluted earnings per share. Antidilutive shares excluded from the calculation were 301,648 and 1,902,183 shares for the three months ended June 30, 2000 and 2001, respectively. Common stock equivalents are primarily comprised of options granted under our stock option plan.

NOTE 4 — Composition of Certain Balance Sheet Captions

	March 31, 2001	June 30, 2001

		(Unaudited)
Accounts receivable:

Billed	$45,099,000	$37,506,000

Unbilled	19,322,000	24,117,000

Allowance for doubtful accounts	(316,000)	(316,000)

	$64,105,000	$61,307,000

Inventory:

Raw materials	$11,657,000	$14,325,000

Work in process	7,770,000	8,240,000

Finished goods	3,489,000	4,486,000

	$22,916,000	$27,051,000

Intangible assets:

Technology	$9,845,000	$9,845,000

Contracts and relationships	9,686,000	9,686,000

Acquired work force	5,477,000	5,477,000

Goodwill	4,525,000	4,518,000

	29,533,000	29,526,000

Accumulated amortization	(3,789,000)	(4,823,000)

	$25,744,000	$24,703,000

Accrued liabilities:

Current portion of warranty reserve	$1,291,000	$1,243,000

Accrued vacation	2,531,000	2,924,000

Accrued bonus	1,828,000	745,000

Accrued 401(k) matching contribution	1,773,000	643,000

Collections in excess of revenues	6,196,000	8,813,000

Other	1,351,000	492,000

	$14,970,000	$14,860,000

NOTE 5 — Contingencies

On September 15, 2000 ORBCOMM Global, L.P. (ORBCOMM) and seven of its subsidiaries filed a voluntary petition for Chapter 11 relief in the United States Bankruptcy Court for the District of Delaware as part of its efforts to restructure and reorganize its business. ORBCOMM has continued its efforts to maintain and operate its network of low-Earth orbit (LEO) satellites and related ground facilities while it restructures its operations. On April 23, 2001, International Licensees, LLC was approved by the bankruptcy court as the buyer of ORBCOMM. International Licensees is a consortium of current ORBCOMM licensees and other investors. There remain some conditions with respect to financing set in bankruptcy that the International Licensees must fulfill in the future. A failure to meet these conditions could result in the unwinding of the purchase by the International Licensees. We are currently in negotiations with International Licensees relating to our relationship with ORBCOMM in the future, including the potential assumption of all or part of our receivables and contracts in bankruptcy. The following table summarizes our assets related to ORBCOMM at June 30, 2001.

Accounts receivable-billed	$4,628,000

Accounts receivable-unbilled	136,000

Total	$4,764,000

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

We are currently a party to various contracts which require us to meet performance covenants and project milestones. Under the terms of these contracts, failure by us to meet such performance covenants and milestones permits the other party to terminate the contract and, under certain circumstances, recover liquidated damages or other penalties. We are currently not in compliance, or in the past were not in compliance, with the performance or milestone requirements of certain of these contracts. Historically, our customers have not elected to terminate such contracts or seek liquidated damages from us and management does not believe that its existing customers will do so; therefore, we have not accrued for any potential liquidated damages or penalties.

We may be in involved in legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

NOTE 6 — Segment Information

     We are organized primarily based on the basis of products with commercial and government (defense) communication applications. The following table summarizes revenues and operating profits by operating segment for the three month periods ended June 30, 2000 and 2001. Certain corporate general and administrative costs, amortization of intangible assets and the charge of acquired in-process research and development are not allocated to either segment and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit. Assets are not tracked by operating segment. Consequently, it is not practical to show assets by operating segments.

	Three Months Ended

	June 30, 2000	June 30, 2001

	(unaudited)	(unaudited)
Revenues

Commercial	$22,544,000	$33,822,000

Government	14,082,000	15,012,000

Total revenues	36,626,000	48,834,000

Operating Profits

Commercial	2,201,000	3,759,000

Government	3,387,000	1,956,000

Segment operating profit before corporate	5,588,000	5,715,000

Corporate	(359,000)	(98,000)

Amortization of intangibles	(550,000)	(1,034,000)

Acquired in-process research and development	(2,193,000)	—

Total operating profits	$2,486,000	$4,583,000

     Revenue information by geographic area for the three months ended June 30, 2000 and 2001 is as follows:

	Three months ended

	June 30, 2000	June 30, 2001

	(unaudited)	(unaudited)
North America	$29,225,000	$39,215,000

Europe	3,952,000	3,607,000

Asia Pacific	2,495,000	5,766,000

Latin America	954,000	246,000

	$36,626,000	$48,834,000

We distinguish revenues from external customers by geographic areas based on customer location.

The net book value of long-lived assets located outside North America was $39,000 at June 30, 2001.

NOTE 7 — New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and FASB Statement 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The statement is applicable for all business combinations occurring after June 30, 2001. Management does not expect the adoption of SFAS 141 to have a material effect on the consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This accounting pronouncement will be adopted on April 1, 2002. We are still evaluating the impact of SFAS 142 and therefore cannot estimate the impact on our consolidated results of operations or financial position.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion, the words “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under Item 1. Business — “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2001, filed with the Securities and Exchange Commission.

Results of Operations

The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.

	Three Months Ended
	June 30,

	2000	2001

Revenues	100.0%	100.0%

Cost of revenues	65.5	69.5

Gross profit	34.5	30.5

Operating expenses:

Selling, general, and administrative	15.7	16.4

Independent research and development	4.5	2.6

Acquired in-process research and development	6.0	—

Amortization of intangible assets	1.5	2.1

Income from operations	6.8	9.4

Income before income taxes	8.1	8.2

Net income	5.3	5.5

Three Months Ended June 30, 2000 vs. Three Months Ended June 30, 2001

     Revenues. Revenues increased 33.3% from $36.6 million for the three months ended June 30, 2000 to $48.8 million for the three months ended June 30, 2001. This increase was primarily due to improvements in revenues generated by an increased volume of development programs and commercial terminal products.

     Gross Profit. Gross profit increased 17.8% from $12.6 million (34.5% of revenues) for the three months ended June 30, 2000 to $14.9 million (30.5% of revenues) for the three months ended June 30, 2001. This increase was primarily due to improvements in profitability on development contracts and the sale of higher volumes of commercial products. The decrease as a percentage of revenues partially resulted from the recognition of revenues on a study contract in the three months ended June 30, 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased 38.7% from $5.8 million (15.7% of revenues) for the three months ended June 30, 2000 to $8.0 million (16.4% of revenues) for the three months ended June 30, 2001. The increase was primarily due to the additional costs from the general growth of business and higher sales and marketing expenditures on commercial products. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Certain of these expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

     Independent Research and Development. Independent research and development expenses decreased 22.6% from $1.7 million (4.5% of revenues) for the three months ended June 30, 2000, to $1.3 million (2.6% of revenues) for the three months ended June 30, 2001. This decrease resulted from the increase in awards of funded development contracts.

     Acquired In-Process Research and Development. Our acquisition of the satellite networks business of Scientific-Atlanta, Inc. in April of 2000 (the “Satellite Networks Business”) was accounted for by the purchase method of accounting. In connection with this acquisition, a charge of $2.2 million (6.0% of revenues) for purchased in-process research and development was included in our results for the three months ended June 30, 2000. This charge represented the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility as of the date of acquisition.

     Amortization of Intangible Assets. Intangible assets are being amortized over useful lives ranging from three to nine years. Amortization expense for the three months ended June 30, 2001 was $1.0 million (2.1% of revenues). This is an 88.0% increase over the amortization expense for the three months ended June 30, 2000, where amortization expense was $550,000 (1.5% of revenues) for the period from April 25, 2000 to the end of the quarter. The increase resulted from the intangible assets being held for the entire three months ended June 30, 2001 and a completed allocation to the intangible assets as part of the purchase price of the Satellite Networks Business.

     Interest Expense. Interest expense decreased from $32,000 for the three months ended June 30, 2000 to $5,000 for the three months ended June 30, 2001. Interest expense relates to loans for the purchase of capital equipment, which are generally three year variable rate term loans, and to short-term borrowings under our line of credit to cover working capital requirements. Total outstanding equipment loans were $1.0 million at June 30, 2000, and $168,000 at June 30, 2001. There were no outstanding borrowings under our line of credit as of June 30, 2000 or 2001.

     Interest Income. Interest income decreased from $507,000 for the three months ended June 30, 2000 to $218,000 for the three months ended June 30, 2001. This decrease resulted from decreased invested balances. Interest income relates largely to interest earned on short-term deposits of cash.

     Equity in Loss of Joint Venture. Equity in loss of joint venture was $724,000 for the three months ended June 30, 2001. This loss is from the joint venture named Immeon Networks, L.L.C., formed in January 2001 by ViaSat and Loral Skynet.

     Provision for Income Taxes. Our effective income tax rate decreased from 34.0% for the three months ended June 30, 2000 to 32.3% for the three months ended June 30, 2001. The difference relates primarily to increases in research and development tax credits.

Backlog

At June 30, 2001 we had firm backlog of $229.6 million of which $208.5 million was funded. The firm backlog of $229.6 million does not include contract options of $85.8 million. Of the $229.6 million in firm backlog, approximately $99.8 million is expected to be delivered in the fiscal year ending March 31, 2002, and the balance is expected to be delivered in the fiscal year ending March 31, 2003 and thereafter. We had firm backlog of $236.2 million, of which $212.3 million was funded, not including options of $55.4 million, at March 31, 2001. We include in our backlog only those orders for which we have accepted purchase orders. However, backlog is not necessarily indicative of future sales. A majority of our contracts can be terminated at the convenience of the customer since orders are often made substantially in advance of delivery, and our contracts typically provide that orders may be terminated with limited or no penalties. In addition, purchase orders may set forth product specifications that would require us to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the related purchase order.

The backlog amounts as presented are comprised of funded and unfunded components. Funded backlog represents the sum of contract amounts for which funds have been specifically obligated by customers to contracts. Unfunded backlog represents future amounts that customers may obligate over the specified contract performance periods. Our customers allocate funds for expenditures on long-term contracts on a periodic basis. Our ability to realize revenues from contracts in backlog is dependent upon adequate funding for such contracts. Although funding of contracts is not within our control, our experience indicates that actual contract fundings have ultimately been approximately equal to the aggregate amounts of the contracts.

Liquidity and Capital Resources

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. Cash used in operating activities for the three months ended June 30, 2000 was $3.4 million and cash provided by operating activities for the three months ended June 30, 2001 was $2.8 million. Increase in inventory and decrease in accounts payable were partially offset by a decrease in accounts receivable.

Cash used in investing activities for the three months ended June 30, 2000 was $60.3 million and cash used in investing activities for the three months ended June 30, 2001 was $3.5 million. During the three months ended June 30, 2000, we acquired the Satellite Networks Business for cash of $59.4 million plus warrants to purchase 100,000 shares of common stock valued at $1.2 million. In addition, we acquired $1.0 million in equipment in the three months ended June 30, 2000 (excluding the acquisition of the Satellite Networks Business) compared to $2.6 million of equipment during the three months ended June 30, 2001.

Cash provided by financing activities for the three months ended June 30, 2000 was $73.6 million and cash provided by financing activities for the three months ended June 30, 2001 was $621,000. This decrease was primarily the result of completing a secondary public stock offering for $73.0 million in the three months ended June 30, 2000.

At June 30, 2001, we had $17.8 million in cash, cash equivalents and short-term investments and $87.7 million in working capital. On June 21, 2001 we executed a one year Revolving/Term Loan Agreement of $25.0 million from Union Bank of California, N.A. and Washington Mutual Bank, with Union Bank of California, N.A., as Administrative Agent. Under the revolving facility and the term loan facility, we have the option to borrow at the bank’s prime rate or at LIBOR plus, in each case, an applicable margin based on the ratio of our total debt to EBITDA (earnings before interest and taxes and depreciation and amortization). The agreement contains financial covenants that set maximum debt to EBITDA limits, minimum quarterly EBITDA limits, minimum quick ratio limit and a minimum tangible net worth limit. We had no outstanding borrowings under the revolving portion of the facility at June 30, 2001 and our existing equipment loan financing of $168,000 was funded by the term loan portion of the facility.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

PART II — OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibit 10.1 — Revolving/Term Loan Agreement dated June 21, 2001 among ViaSat, Inc., the Lenders and Union Bank of California, N.A., as Administrative Agent. Certain portions of this exhibit have been requested to be redacted pursuant to a request for confidential treatment filed by ViaSat, Inc.

(b)	We filed no reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIASAT, INC.

August 14, 2001	/s/ MARK D. DANKBERG Mark D. Dankberg Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ RICHARD A. BALDRIDGE Richard A. Baldridge Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)