Form 10-K405/A
period 2000-03-31
VIASAT INC
filed 2001-10-12
CIK 797721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 2

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to ______________.

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
Common Stock, $.0001 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 21, 2000 was approximately $457,104,430 (based on the closing price for shares of the registrant’s Common Stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of June 21, 2000 was 10,860,717.

     The following items of ViaSat, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 are hereby amended. Each such item is set forth in its entirety, as amended.

Part II

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

     On April 25, 2000, we acquired the Satellite Networks Business, which is expected to increase our revenues and transform us into a predominantly commercial business. Based on the backlog of the Satellite Networks Business, we expect to increase revenues by approximately $70.0 million in fiscal year 2001. The acquisition will be accounted for by the purchase method of accounting. It is estimated that the intangible assets portion of the purchase price will be $22.7 million and we currently estimate an economic useful life of 10 years for the intangible assets which will result in amortization expense of approximately $2.3 million per year.

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

Results of Operations

     The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Years Ended March 31,

	1998	1999	2000

Revenues	100.0%	100.0%	100.0%
Cost of revenues	63.7	61.8	60.0

Gross profit	36.3	38.2	40.0
Operating expenses:
Selling, general and administrative	12.2	14.1	14.9
Independent research and development	11.9	10.7	10.0

Income from operations	12.2	13.4	15.1
Income before income taxes	13.1	14.2	16.3
Provision for income taxes	4.8	5.4	5.9
Net income	8.2	8.8	10.4

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports On Form 8-K

     (a)  (3) Exhibits

Exhibit
Numbers	Description of Exhibit

23.2	Consent of Independent Accountants.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 12, 2001

ViaSat, Inc.
By:	/s/ MARK D. DANKBERG Mark D. Dankberg Chairman, President and Chief Executive Officer