Form 10-Q/A
period 2000-12-31
VIASAT INC
filed 2001-10-12
CIK 797721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2000.

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________________ to __________________.

Commission File Number (0-21767)

ViaSat, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0174996
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6155 El Camino Real, Carlsbad, California 92009
(760) 476-2200
(Address, including zip code, and telephone number, including area code, of principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

     The number of shares outstanding of the issuer’s common stock, $.0001 par value, as of February 8, 2001 was 21,975,742.

The following items of ViaSat, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000 are hereby amended. Each item is set forth in its entirety, as amended.

Part I

Item 1. Financial Statements

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2000	2000

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,520,000	$24,504,000
Short-term investments	121,000	—
Accounts receivable	26,268,000	59,449,000
Inventory	3,122,000	21,778,000
Deferred income taxes	1,813,000	3,536,000
Other current assets	2,167,000	11,371,000

Total current assets	53,011,000	120,638,000
Property and equipment, net	8,164,000	17,297,000
Intangible assets, net	—	22,654,000
Other assets	755,000	2,541,000

Total assets	$61,930,000	$163,130,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,934,000	$18,909,000
Accrued liabilities	5,001,000	13,215,000
Current portion of notes payable	907,000	504,000

Total current liabilities	14,842,000	32,628,000

Notes payable	336,000	—
Other liabilities	755,000	229,000

Total long-term liabilities	1,091,000	229,000

Contingencies (Note 6)
Minority interest in consolidated subsidiary	—	332,000
Stockholders’ equity:
Common stock	2,000	2,000
Paid in capital	18,932,000	95,867,000
Retained earnings	27,063,000	34,167,000
Accumulated other comprehensive income (loss)	—	(95,000)

Total stockholders’ equity	45,997,000	129,941,000

Total liabilities and stockholders’ equity	$61,930,000	$163,130,000

See accompanying notes to Condensed Consolidated Financial Statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	1999	2000	1999	2000

Revenues	$18,041,000	$43,093,000	$52,093,000	$119,449,000
Cost of revenues	10,493,000	29,466,000	29,760,000	80,811,000

Gross profit	7,548,000	13,627,000	22,333,000	38,638,000
Operating expenses:
Selling, general and administrative	2,845,000	7,675,000	8,226,000	20,065,000
Independent research and development	2,087,000	1,589,000	5,967,000	4,955,000
Acquired in-process research and development	—	141,000	—	2,334,000
Amortization of intangible assets	—	967,000	—	2,342,000

Income from operations	2,616,000	3,255,000	8,140,000	8,942,000
Other income (expense):
Interest income	283,000	304,000	762,000	1,330,000
Interest expense	(37,000)	(15,000)	(126,000)	(80,000)
Minority interest	—	(46,000)	—	(44,000)

Income before income taxes	2,862,000	3,498,000	8,776,000	10,148,000
Provision for income taxes	855,000	783,000	3,160,000	3,044,000

Net income	$2,007,000	$2,715,000	$5,616,000	$7,104,000

Basic net income per share	$.12	$.12	$.35	$.34

Diluted net income per share	$.12	$.12	$.33	$.32

Shares used in basic net income per share computation	16,226,932	21,836,429	16,188,562	21,187,133

Shares used in diluted net income per share computation	17,413,910	22,875,989	16,981,572	22,416,498

See accompanying notes to Condensed Consolidated Financial Statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	December 31,

	1999	2000

Cash flows from operating activities:
Net income	$5,616,000	$7,104,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,531,000	5,723,000
Acquired in-process research and development	—	2,334,000
Deferred taxes	424,000	(1,795,000)
Tax benefit from exercise of stock options	68,000	478,000
Minority interest in consolidated subsidiary	—	332,000
Non-cash compensation	—	134,000
Increase (decrease) in cash resulting from changes in assets and liabilities (net of effect of acquisition):
Accounts receivable	(6,155,000)	(15,311,000)
Inventory	(664,000)	(11,199,000)
Other assets	(15,000)	(10,539,000)
Accounts payable	365,000	10,115,000
Accrued liabilities	(693,000)	3,956,000
Other liabilities	200,000	(723,000)

Net cash provided by (used in) operating activities	1,677,000	(9,391,000)

Cash flows from investing activities:
Acquisition of a business	—	(57,114,000)
Proceeds from sale of short-term investments	12,213,000	121,000
Purchases of property and equipment	(2,912,000)	(2,973,000)

Net cash provided by (used in) investing activities	9,301,000	(59,966,000)

Cash flows from financing activities:
Repayment of notes payable	(961,000)	(739,000)
Proceeds from issuance of common stock, net of issuance costs	562,000	75,107,000

Net cash (used in) provided by financing activities	(399,000)	74,368,000
Effect of exchange rate changes on cash	—	(27,000)

Net increase in cash and cash equivalents	10,579,000	4,984,000
Cash and cash equivalents at beginning of period	6,005,000	19,520,000

Cash and cash equivalents at end of period	$16,584,000	$24,504,000

Supplemental information:
Cash paid for interest	$126,000	$15,000

Cash paid for income taxes	$3,347,000	$4,545,000

See accompanying notes to Condensed Consolidated Financial Statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock
					Accumulated Other
	Number of		Paid In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total

Balance at March 31, 2000	16,393,208	$2,000	$18,932,000	$27,063,000		$45,997,000
Tax benefit from exercise of stock options			478,000			478,000
Exercise of stock options	243,594		1,049,000			1,049,000
Issuance of shares for Employee Stock Purchase Plan	66,216		910,000			910,000
Issuance of shares for secondary public offering, net of issuance costs of $903,000	5,224,150		73,149,000			73,149,000
Issuance of warrants to purchase 100,000 shares of common stock			1,215,000			1,215,000
Non-cash compensation related to stock options			134,000			134,000
Foreign currency translation					$(95,000)	(95,000)
Net income				7,104,000		7,104,000

Balance at December 31, 2000	21,927,168	$2,000	$95,867,000	$34,167,000	$(95,000)	$129,941,000

See accompanying notes to Condensed Consolidated Financial Statements.

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2000, the condensed consolidated statement of income for the three and nine month periods ended December 31, 1999 and 2000, the condensed consolidated statement of cash flows for the nine month periods ended December 31, 1999 and 2000, and the condensed consolidated statement of stockholders’ equity for the nine months ended December 31, 2000 have been prepared by the management of ViaSat, Inc., and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2000 included in our 2000 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

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

Accounts receivable	$17,870,000
Inventory	7,515,000
Property, plant and equipment	9,540,000
Intangible assets	24,996,000
Acquired in-process research and development	2,334,000
Other assets	326,000
Liabilities	(4,252,000)

Total	$58,329,000

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

The pro forma condensed combined financial information combines information from ViaSat’s unaudited income statement for the three and nine month periods ended December 31, 1999 and 2000 with the Satellite Networks Business’ unaudited income statement for the three and nine month periods ended December 31, 1999 and 2000.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	1999	2000	1999	2000

Revenues	$39,561,000	$43,093,000	$116,052,000	$126,832,000
Net income	798,000	2,715,000	2,620,000	7,559,000
Earnings per share
Basic	.04	.12	.13	.36
Diluted	.04	.12	.12	.34
Weighted average number of shares*
Basic	21,451,082	21,836,429	20,928,994	21,187,133
Diluted	21,638,060	22,875,989	21,722,004	22,416,498

*The weighted average number of shares includes 5,224,150 shares related to the secondary public offering.

The unaudited pro forma financial information presented is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place on April 1, 1999 or the future results of operations of the combined entities.

NOTE 3 — Revenue Recognition

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

NOTE 4 — Earnings Per Share

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

NOTE 5 — Composition of Certain Balance Sheet Captions

	March 31,	December 31,
	2000	2000

		(Unaudited)
Accounts receivable:
Billed	$13,031,000	$37,898,000
Unbilled	13,237,000	21,551,000

	$26,268,000	$59,449,000

Inventory:
Raw materials	$2,263,000	$14,190,000
Work in process	484,000	4,368,000
Finished goods	375,000	3,220,000

	$3,122,000	$21,778,000

Intangible assets:
Technology	—	$9,754,000
Contracts and relationships	—	9,650,000
Acquired work force	—	5,592,000
Accumulated amortization	—	(2,342,000)

	—	$22,654,000

Accrued liabilities:
Current portion of warranty reserve	$799,000	$1,405,000
Accrued vacation	1,188,000	2,195,000
Accrued bonus	1,004,000	1,544,000
Accrued 401(k) matching contribution	917,000	1,419,000
Collections in excess of revenues	694,000	5,343,000
Other	399,000	1,309,000

	$5,001,000	$13,215,000

The intangible assets are amortized using the straight-line method over their estimated useful lives of three to nine years. The technology intangible asset has several components with estimated useful lives of six to nine years, contracts and relationships intangible asset has several components with estimated useful lives of three to nine years and acquired work force has an estimated useful life of five years.

NOTE 6 — Contingencies

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

Accounts receivable-billed	$4,611,000
Accounts receivable-unbilled	136,000
Inventory	130,000

Total	$4,877,000

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

NOTE 7 — Segment Information

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

	Three Months Ended	Nine Months Ended

	December 31, 2000

	(unaudited)
Revenues
ViaSat Satellite Networks	$26,114,000	$71,568,000
Communication Systems Group	16,979,000	47,881,000

Total revenues	43,093,000	119,449,000
Operating profits
ViaSat Satellite Networks	2,445,000	6,034,000
Communication Systems Group	2,156,000	8,578,000

Segment operating profit before corporate and other	4,601,000	14,612,000
Corporate	(238,000)	(994,000)
Amortization of intangibles	(967,000)	(2,342,000)
Acquired in-process research and development	(141,000)	(2,334,000)

Total operating profits	$3,255,000	$8,942,000

Revenue information by geographic area for the three and nine months ended December 31, 2000 is as follows:

	Three Months ended	Nine Months Ended

	December 31, 2000

	(unaudited)
North America	$34,542,000	$96,065,000
Europe	3,673,000	10,860,000
Asia Pacific	4,447,000	10,977,000
Latin America	431,000	1,547,000

	$43,093,000	$119,449,000

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

Results of Operations

The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	1999	2000	1999	2000

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	58.2	68.4	57.1	67.6

Gross profit	41.8	31.6	42.9	32.4
Operating expenses:
Selling, general and administrative	15.8	17.8	15.8	16.8
Independent research and development	11.6	3.7	11.5	4.1
Acquired in-process research and development	—	.3	—	2.0
Amortization of intangible assets	—	2.2	—	2.0

Income from operations	14.5	7.6	15.6	7.5
Income before income taxes	15.9	8.1	16.8	8.5
Net income	11.1	6.3	10.8	5.9

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

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased 169.8% from $2.8 million (15.8% of revenues) for the three months ended December 31, 1999 to $7.7 million (17.8% of revenues) for the three months ended December 31, 2000. The increase was primarily due to the additional costs from the Satellite Networks Business, transition costs related to the acquisition and efforts related to pursuing broadband business. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Certain of these expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

     Independent Research and Development. Independent research and development (“IR&D”) expenses decreased 23.9% from $2.1 million (11.6% of revenues) for the three months ended December 31, 1999, to $1.6 million (3.7% of revenues) for the three months ended December 31, 2000. This decrease resulted from a higher level of funded development programs.

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

     Acquired In-Process Research and Development. The acquisition of the Satellite Networks Business was accounted for by the purchase method of accounting. In connection with this acquisition, a charge of $2.3 million for purchased in-process research and development (“IPR&D”) was included in our results.

An independent valuation was performed and used as an aid in determining the fair value of the purchased IPR&D projects. There were three product areas identified in which there were research and development efforts underway where technological feasibility had not been reached.

The Satellite Networks Business is developing a next generation mobile subscriber communicator. This next generation product contains a new chipset, new connectors, added functionality, bigger programming space and a longer battery life than the legacy product and will be sold at a lower price. The estimated completion date at the time of the acquisition was November 2000. We estimated based on man hours incurred versus man hours required to complete the project that at the acquisition date the project was 77% complete and would require approximately $500,000 to complete. Using the income approach the value calculated for the IPR&D associated with the mobile subscriber communicator was $1.6 million. The market for this product has not materialized to the extent anticipated and as a result, the completion date has been delayed.

The Satellite Networks Business also has the SkyRelay and the SkyLynx products. The SkyRelay development of a next generation terminal included a terminal with newer interfaces, an additional IP port and consolidated functionality onto a single card. At the time of acquisition, the project completion was expected to be in June of 2001 and we estimated based on man hours incurred versus man hours required to complete the project that the project was estimated to be 15% complete and will require approximately $6.0 million to complete. Using the income approach the value calculated for the IPR&D associated with SkyRelay was $300,000. The production for this next generation SkyRelay product is expected to begin in fiscal 2002. The SkyLynx related IPR&D projects are the Mesh Working and 2mbps Channel Unit. Based on the same completion criteria as SkyRelay, it was estimated the SkyLynx related IPR&D was 60% complete at the date of acquisition and would require approximately $385,000 to complete. The estimated completion date at the time of acquisition was in fiscal 2002 for both projects. Also using the income approach, the value calculated for IPR&D associated with SkyLynx was $400,000. The IPR&D for the SkyRelay and SkyLynx products continue progress, in all material respects, consistently with our original assumptions that were provided to the independent appraiser and used to value the IPR&D.

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

We are in the process of negotiating the terms of the $25.0 million revolving line of credit facility with a bank.

     On September 15, 2000 ORBCOMM Global, L.P. (ORBCOMM) and seven of its subsidiaries filed a voluntary petition for Chapter 11 relief in the United States Bankruptcy Court for the District of Delaware as part of its efforts to restructure and reorganize its business. ORBCOMM has continued its efforts to maintain and operate its network of low-Earth orbit (LEO) satellites and related ground facilities while it restructures its operations. We have approximately $5.0 million worth of receivables and other assets currently at risk with ORBCOMM. We cannot make assurances that the assets will be fully recovered. If ORBCOMM is unable to successfully restructure its operations it could cause ViaSat to incur losses up to the amount of the assets at risk; however, we have not made any adjustments to the recorded amount as it is not possible at this time to reasonably estimate or determine what loss, if any, will be incurred.

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

October 12, 2001

/s/ MARK D. DANKBERG
Mark D. Dankberg
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

  /s/ RICHARD A. BALDRIDGE

Richard A. Baldridge
Executive Vice President, Chief Financial
Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)