Form 10-K405/A
period 2001-03-31
VIASAT INC
filed 2001-10-12
CIK 797721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-K/A
AMENDMENT NO. 1

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended March 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to .

Commission File Number (0-21767)

VIASAT, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0174996
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

     The following items of ViaSat, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 are hereby amended. Each such item is set forth in its entirety, as amended.

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

Item 8. Financial Statements

     Our financial statements at March 31, 2001 and 2000, and for each of the three years in the period ended March 31, 2001, and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in this annual report on pages F-1 through F-17.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports On Form 8-K

Page
Number

(a)	Documents filed as part of the report:
	(1)	Report of Independent Accountants	F-1
		Consolidated Balance Sheet as of March 31, 2000 and 2001	F-2
		Consolidated Statement of Income for the years ended March 31, 1999, 2000 and 2001	F-3
		Consolidated Statement of Cash Flows for the years ended March 31, 1999, 2000 and 2001	F-4
		Consolidated Statement of Stockholders’ Equity for the years ended March 31, 1999, 2000 and 2001	F-5
		Notes to the Consolidated Financial Statements	F-6

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibit
Numbers	Description of Exhibit

23.2	Consent of Independent Accountants

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

Stockholders’ equity:
Series A, convertible preferred stock, $.0001 par value 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2000 and 2001, respectively
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

See accompanying notes to the consolidated financial statements

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

See accompanying notes to the consolidated financial statements

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

See accompanying notes to the consolidated financial statements

VIASAT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
					Accumulated Other
	Number of		Paid in	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total	Income (Loss)

Balance at March 31, 1998	15,841,276	$2,000	$16,747,000	$12,861,000		$29,610,000
Tax benefit from exercise of stock options			82,000			82,000
Exercise of stock options	120,962		334,000			334,000
Issuance of stock under Employee Stock Purchase Plan	106,168		525,000			525,000
Net income				6,296,000		6,296,000

Balance at March 31, 1999	16,068,406	2,000	17,688,000	19,157,000	—	36,847,000
Tax benefit from exercise of stock options			68,000			68,000
Exercise of stock options	228,448		681,000			681,000
Issuance of stock under Employee Stock Purchase Plan	96,354		495,000			495,000
Net income				7,906,000		7,906,000

Balance at March 31, 2000	16,393,208	2,000	18,932,000	27,063,000	—	45,997,000
Exercise of stock options	324,076		1,253,000			1,253,000
Tax benefit from exercise of stock options			521,000			521,000
Issuance of stock under Employee Stock Purchase Plan	66,216		911,000			911,000
Issuance for stock for secondary public offering, net of issuance costs of $864,000	5,224,150		73,188,000			73,188,000
Issuance of warrants			1,215,000			1,215,000
Non-cash compensation modification of stock options			134,000			134,000
Net income				10,265,000		10,265,000	$10,265,000
Foreign currency translation					$(677,000)	(677,000)	(677,000)

Comprehensive income							$9,588,000

Balance at March 31, 2001	22,007,650	$2,000	$96,154,000	$37,328,000	$(677,000)	$132,807,000

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Segment Reporting

          Operating segments are determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. We are organized primarily on the basis of products with commercial and defense communication applications, represented by ViaSat Satellite Networks which operates primarily in the commercial market and Communication Systems Group which operates primarily in the defense market. As areas of our business grow, such as broadband systems, additional operating segments may be reported in the future.

     Recent Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, and for hedging activities. In June 1999 the Financial Accounting Standards Board issued SFAS No. 137 “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133,” which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is required to and will adopt SFAS No. 133 in the first quarter of fiscal 2002. The Company is still evaluating the impact of SFAS No. 133 and therefore cannot estimate the impact on its consolidated results of operations or financial position.

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

*The weighted average number of shares includes 5,224,150 shares issued in connection with the secondary public offering.

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

The intangible assets are amortized using the straight-line method over their estimated useful lives of three to nine years. The technology intangible asset has several components with estimated useful lives of six to nine years, contracts and relationships intangible asset has several components with estimated useful lives of three to nine years, acquired work force has an estimated useful life of five years and goodwill has an estimated useful life of seven years.

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