Form 10-Q/A
period 2001-06-30
VIASAT INC
filed 2001-10-12
CIK 797721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001.

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________________ to __________________.

Commission File Number ( 0-21767 )

ViaSat, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0174996
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The following items of ViaSat, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 are hereby amended. Each item is set forth in its entirety, as amended.

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

NOTE 6 — Segment Information

     We are organized primarily based on the basis of products with commercial and government (defense) communication applications. The following table summarizes and operating profits by operating segment for the three month periods ended June 30, 2000 and 2001. Certain corporate general and administrative costs, amortization of intangible assets and the charge of acquired in-process research and development are not allocated to either segment and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit. Assets are not tracked by operating segment. Consequently, it is not practical to show assets by operating segments.

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

     Acquired In-Process Research and Development. Our acquisition of the satellite networks business of Scientific-Atlanta, Inc. in April of 2000 (the “Satellite Networks Business”) was accounted for by the purchase method of accounting. In connection with this acquisition, a charge of $2.2 million (6.0% of revenues) for purchased in-process research and development (“IPR&D”) was included in our results for the three months ended June 30, 2000.

An independent valuation was performed and used as an aid in determining the fair value of the purchased IPR&D projects. There were three product areas identified in which there were research and development efforts underway where technological feasibility had not been reached.

The Satellite Networks Business is developing a next generation mobile subscriber communicator. This next generation product contains a new chipset, new connectors, added functionality, bigger programming space and a longer battery life than the legacy product and will be sold at a lower price. The estimated completion date at the time of the acquisition was November 2000. We estimated based on man hours incurred versus man hours required to complete the project that at the acquisition date the project was 77% complete and would require approximately $500,000 to complete. Using the income approach the value calculated for the IPR&D associated with the mobile subscriber communicator was $1.6 million. The market for this product has not materialized to the extent anticipated and, as a result, the completion date has been delayed.

The Satellite Networks Business also has the SkyRelay and the SkyLynx products. The SkyRelay development of a next generation terminal included a terminal with newer interfaces, an additional IP port and consolidated functionality onto a single card. At the time of acquisition, the project completion was expected to be in June of 2001 and we estimated based on man hours incurred versus man hours required to complete the project that the project was 15% complete and would require approximately $6.0 million to complete. Using the income approach the value calculated for the IPR&D associated with SkyRelay was $300,000. The production for this next generation SkyRelay product is expected to begin in fiscal 2002. The SkyLynx related IPR&D projects are the Mesh Working and 2mbps Channel Unit. Based on the same completion criteria as SkyRelay, it was estimated the SkyLynx related IPR&D was 60% complete at the date of acquisition and would require approximately $385,000 to complete. The estimated completion date at the time of acquisition was in fiscal 2002 for both projects. Also using the income approach, the value calculated for IPR&D associated with SkyLynx was $400,000. The IPR&D for the SkyRelay and SkyLynx products continues to progress, in all material respects, consistently with our original assumptions that were provided to the independent appraiser and used to value the IPR&D.

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