Form 10-Q
period 2001-09-30
VIASAT INC
filed 2001-11-14
CIK 797721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001.

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number ( 0-21767 )

ViaSat, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0174996
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6155 El Camino Real, Carlsbad, California 92009
(760) 476-2200
(Address, including zip code, and telephone number, including area code, of principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

     The number of shares outstanding of the issuer’s common stock, $.0001 par value, as of November 9, 2001 was 22,625,067.

VIASAT, INC.

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	September 30,
	2001	2001

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,721,000	$12,785,000
Short term investments	—	153,000
Accounts receivable	64,105,000	68,362,000
Inventory	22,916,000	31,548,000
Deferred income taxes	1,792,000	1,731,000
Other current assets	13,416,000	5,770,000

Total current assets	119,950,000	120,349,000
Intangible assets, net	25,744,000	37,522,000
Property and equipment, net	19,888,000	27,394,000
Other assets	3,796,000	7,478,000

Total assets	$169,378,000	$192,743,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,310,000	$18,116,000
Accrued liabilities	14,970,000	20,116,000
Line of Credit	—	5,518,000
Current portion of notes payable	336,000	—

Total current liabilities	35,616,000	43,750,000
Other liabilities	604,000	1,477,000

Total liabilities	36,220,000	45,227,000

Contingencies (Note 7 and Note 10)
Minority interest in consolidated subsidiary	351,000	403,000

Stockholders’ equity:
Common stock	2,000	2,000
Paid in capital	96,154,000	107,020,000
Retained earnings	37,328,000	40,479,000
Accumulated other comprehensive loss	(677,000)	(388,000)

Total stockholders’ equity	132,807,000	147,113,000

Total liabilities and stockholders’ equity	$169,378,000	$192,743,000

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Revenues	$39,730,000	$49,524,000	$76,356,000	$98,358,000
Cost of revenues	27,366,000	33,978,000	51,345,000	67,920,000

Gross profit	12,364,000	15,546,000	25,011,000	30,438,000
Operating expenses:
Selling, general and administrative	6,626,000	8,370,000	12,390,000	16,365,000
Independent research and development	1,712,000	1,831,000	3,366,000	3,111,000
Acquired in-process research and development	—	2,500,000	2,193,000	2,500,000
Amortization of intangible assets	825,000	1,553,000	1,375,000	2,587,000

Income from operations	3,201,000	1,292,000	5,687,000	5,875,000
Other income (expense):
Interest income	519,000	188,000	1,026,000	406,000
Interest expense	(33,000)	(92,000)	(65,000)	(97,000)
Minority interest	2,000	(13,000)	2,000	(90,000)
Equity in loss of joint venture	—	(716,000)	—	(1,440,000)

Income before income taxes	3,689,000	659,000	6,650,000	4,654,000
Provision for income taxes	1,255,000	212,000	2,261,000	1,503,000

Net income	$2,434,000	$447,000	$4,389,000	$3,151,000

Basic net income per share	$.11	$.02	$.21	$.14

Diluted net income per share	$.11	$.02	$.19	$.14

Shares used in basic net income per share computation	21,796,911	22,475,866	21,336,337	22,253,529

Shares used in diluted net income per share computation	23,006,414	23,427,209	22,528,190	23,188,651

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	September 30,

	2000	2001

Cash flows from operating activities:
Net income	$4,389,000	$3,151,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,886,000	5,850,000
Acquired in-process research and development	2,193,000	2,500,000
Deferred taxes	(1,076,000)	(354,000)
Equity in loss of joint venture	—	1,440,000
Minority interest in consolidated subsidiary	301,000	52,000
Non-cash compensation	134,000	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(21,980,000)	(880,000)
Inventory	(5,587,000)	(6,436,000)
Other assets	(1,226,000)	4,433,000
Accounts payable	921,000	(2,390,000)
Accrued liabilities	5,530,000	3,236,000
Other liabilities	11,000	936,000

Net cash (used in) provided by operating activities	(12,504,000)	11,538,000

Cash flows from investing activities:
Acquisition of a business	(59,411,000)	(11,424,000)
Investment in joint venture	—	(1,440,000)
Proceeds from sale of short-term investments	121,000	—
Purchases of short-term investments	—	(153,000)
Purchases of property and equipment	(924,000)	(9,409,000)

Net cash used in investing activities	(60,214,000)	(22,426,000)

Cash flows from financing activities:
Repayment of notes payable	(517,000)	(336,000)
Proceeds from line of credit	—	5,518,000
Proceeds from issuance of common stock, net of issuance costs	74,158,000	866,000

Net cash provided by financing activities	73,641,000	6,048,000
Effect of exchange rate changes on cash	—	(96,000)

Net increase (decrease) in cash and cash equivalents	923,000	(4,936,000)
Cash and cash equivalents at beginning of period	19,520,000	17,721,000

Cash and cash equivalents at end of period	$20,443,000	$12,785,000

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock
					Accumulated Other
	Number of		Paid in	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total	Income (Loss)

Balance at March 31, 2001	22,007,650	$2,000	$96,154,000	$37,328,000	$(677,000)	$132,807,000
Exercise of stock options	85,062		268,000			268,000
Issuance of stock under Employee Stock Purchase Plan	53,605		598,000			598,000
Purchase of Comsat Laboratories	478,217		10,000,000			10,000,000
Net income				3,151,000		3,151,000	$3,151,000
Foreign currency translation					289,000	289,000	289,000

Comprehensive income							$3,440,000

Balance at September 30, 2001	22,624,534	$2,000	$107,020,000	$40,479,000	$(388,000)	$147,113,000

See accompanying notes to condensed consolidated financial statements

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statements of income for the three and six month periods ended September 30, 2000 and 2001, the condensed consolidated statement of cash flows for the six months ended September 30, 2000 and 2001, and the condensed consolidated statement of stockholders’ equity for the six months ended September 30, 2001 have been prepared by the management of ViaSat, Inc., and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2001 included in our 2001 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

Our consolidated financial statements include the assets, liabilities and results of operations of TrellisWare Technologies, Inc., a majority owned subsidiary of ViaSat. All significant intercompany amounts have been eliminated.

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

NOTE 3 — Shelf Registration Statement

In September 2001, we filed a universal shelf registration statement with the Securities and Exchange Commission for the future sale of up to $75 million of debt securities, common stock, preferred stock, depositary shares, and warrants. Following the effective date of the shelf registration, the securities may be offered from time to time, separately or together, directly by us or through underwriters at amounts, prices, interest rates and other terms to be determined at the time of the offering. We currently intend to use the net proceeds from the sale of the securities under the shelf registration statement for general corporate

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

purposes, including acquisitions, capital expenditures, working capital and the repayment or refinancing of our debt. The registration statement has not yet become effective.

NOTE 4 — Acquisition of Comsat Laboratories

On July 27, 2001, we acquired 100% of the assets of Comsat Laboratories from Comsat Corporation, a Lockheed Martin Global Telecommunications company, for an aggregate purchase price of approximately $21.4 million (including acquisition costs and estimated post-closing adjustments). The purchase price consisted of approximately $11.4 million in cash, plus 478,217 shares of our common stock valued at approximately $10.0 million based on the average market price of our common stock. In addition, warrants to purchase up to 60,000 shares of our common stock may be issued as part of the purchase price contingent upon certain revenue and development award targets being achieved by Comsat Laboratories within a two-year period from the date of the acquisition. The value of the warrants will be measured once their contingency is resolved. The allocation of the purchase price is preliminary based on the completion of third-party valuations and the resolution of the contingency noted above.

Comsat Laboratories specializes in broadband satellite network terminals designed to extend the reach and functionality of networks using a variety of flexible, multi-protocol products. The terminals support high-speed voice, video, data, multimedia and Internet connections under the LINKWAY™ and LinkStar™ brand names. We expect the acquisition to augment our position in core satellite networks and communications systems business.

The following unaudited pro forma information presents a summary of consolidated results of operations for the three and six month periods ended September 30, 2001 as if the acquisition had occurred at the beginning of fiscal year 2002, with pro forma adjustments to give effect to amortization of intangibles and certain other adjustments, together with related income tax effect. These pro forma results include $2.5 million of in-process research and development costs that are considered nonrecurring. The assets purchased from Comsat Corporation did not comprise a division or business unit of Comsat Corporation until October 2000. Therefore, accounting records are not available to prepare pro forma consolidated results for the year ended March 31, 2001. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented, or that may be obtained in the future.

	For the Three Months Ended	For the Six Months Ended
	September 30, 2001	September 30, 2001

Revenues	$49,936,000	$102,584,000
Net income	$(304,000)	$1,231,000
Earnings per share Basic	$(.01)	$.05
Diluted	$(.01)	$.05
Weighted average number of shares Basic	22,612,499	22,561,888
Diluted	23,563,842	23,497,010

NOTE 5 — Earnings Per Share

Common stock equivalents of 1,209,503 and 951,343 shares for the three months ended September 30, 2000 and 2001, respectively, and 1,191,853 and 935,122 for the six months ended September 30, 2000 and 2001 respectively, were used to calculate diluted earnings per share. Antidilutive shares excluded from the calculation were 339,809 and 2,083,022 shares for the three months ended September 30, 2000 and 2001, respectively. Antidilutive shares excluded from the calculation were 319,570 and 2,006,749 shares for the six months ended September 30, 2000 and 2001, respectively. Common stock equivalents are primarily comprised of options granted under our stock option plan.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 — Composition of Certain Balance Sheet Captions

	March 31, 2001	September 30, 2001

		(Unaudited)
Accounts receivable:
Billed	$45,099,000	$34,830,000
Unbilled	19,322,000	33,970,000
Allowance for doubtful accounts	(316,000)	(438,000)

	$64,105,000	$68,362,000

Inventory:
Raw materials	$11,657,000	$15,160,000
Work in process	7,770,000	10,308,000
Finished goods	3,489,000	6,080,000

	$22,916,000	$31,548,000

Intangible assets:
Technology	$9,845,000	$13,695,000
Contracts and relationships	9,686,000	9,686,000
Acquired work force	5,477,000	5,477,000
Non-compete agreement	—	5,350,000
Other intangible assets	—	3,800,000
Goodwill	4,525,000	5,890,000

	29,533,000	43,898,000
Accumulated amortization	(3,789,000)	(6,376,000)

	$25,744,000	$37,522,000

Accrued liabilities:
Current portion of warranty reserve	$1,291,000	$1,766,000
Accrued vacation	2,531,000	2,843,000
Accrued bonus	1,828,000	1,334,000
Accrued 401(k) matching contribution	1,773,000	1,216,000
Collections in excess of revenues	6,196,000	9,463,000
Other	1,351,000	3,494,000

	$14,970,000	$20,116,000

The intangible assets are amortized using the straight-line method over their estimated useful lives ranging from two to nine years. The technology intangible asset has several components with estimated useful lives of six to nine years, contracts and relationships intangible asset has several components with estimated useful lives of three to nine years, acquired work force has an estimated useful life of five years, the non-compete agreement has an estimated useful life of three years and other intangibles have estimated useful lives from two years to nine years.

Goodwill related to the acquisition of the satellite networks business of Scientific-Atlanta, Inc. (“Satellite Networks Business”) in April 2000 of approximately $4.5 million has an estimated useful life of seven years. Goodwill acquired in conjunction with the Comsat Laboratories acquisition is not subject to amortization under SFAS 141. Goodwill of approximately $1.4 million related to the Comsat Laboratories acquisition will not be amortized, but will be periodically tested for impairment as required by SFAS 142. See Note 9 for further discussion.

NOTE 7 — Contingencies

On September 15, 2000 ORBCOMM Global, L.P. (ORBCOMM) and seven of its subsidiaries filed a voluntary petition for Chapter 11 relief in the United States Bankruptcy Court for the District of Delaware as part of its efforts to restructure and reorganize its business. ORBCOMM has continued its efforts to

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

maintain and operate its network of low-Earth orbit (LEO) satellites and related ground facilities while it restructures its operations. On April 23, 2001, International Licensees, LLC was approved by the bankruptcy court as the buyer of ORBCOMM. International Licensees is a consortium of current ORBCOMM licensees and other investors. There remain some conditions with respect to financing set in bankruptcy that the International Licensees must fulfill in the future. A failure to meet these conditions could result in the unwinding of the purchase by the International Licensees. We are currently in negotiations with International Licensees relating to our relationship with ORBCOMM in the future, including the potential assumption of all or part of our receivables and contracts in bankruptcy. The following table summarizes our assets related to ORBCOMM at September 30, 2001.

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

ViaSat also has certain assets at risk related to the Astrolink satellite program. See Note 10 — Subsequent Events for discussions relating to Astrolink.

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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 — Segment Information

We are organized primarily on the basis of products with commercial and government (defense) communication applications. The following table summarizes revenues and operating profits by operating segment for the three and six month periods ended September 30, 2000 and 2001. Certain corporate general and administrative costs, amortization of intangible assets and the charge of acquired in-process research and development are not allocated to either segment and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit. Assets are not tracked by operating segment. Consequently, it is not practical to show assets by operating segments.

	Three months ended		Six months ended
	September 30,		September 30,

	(unaudited)		(unaudited)

	2000	2001	2000	2001

Revenues
Commercial	$22,910,000	$33,629,000	$45,454,000	$67,451,000
Government	16,820,000	15,895,000	30,902,000	30,907,000

Total Revenues	39,730,000	49,524,000	76,356,000	98,358,000
Operating Profits
Commercial	1,388,000	3,163,000	3,589,000	6,922,000
Government	3,035,000	2,368,000	6,422,000	4,324,000

Segment operating profit before corporate	4,423,000	5,531,000	10,011,000	11,246,000
Corporate	(397,000)	(186,000)	(756,000)	(284,000)
Amortization of intangibles	(825,000)	(1,553,000)	(1,375,000)	(2,587,000)
Acquired in-process research and development	—	(2,500,000)	(2,193,000)	(2,500,000)

Total operating profits	$3,201,000	$1,292,000	$5,687,000	$5,875,000

Revenue information by geographic area for the three and six month periods ended September 30, 2000 and 2001 is as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	(unaudited)		(unaudited)

	2000	2001	2000	2001

North America	$32,298,000	$38,394,000	$61,523,000	$77,607,000
Europe	3,235,000	5,984,000	7,187,000	9,592,000
Asia Pacific	4,035,000	4,384,000	6,530,000	10,151,000
Latin America	162,000	762,000	1,116,000	1,008,000

	$39,730,000	$49,524,000	$76,356,000	$98,358,000

We distinguish revenues from external customers by geographic areas based on customer location.

The net book value of long-lived assets located outside North America was $37,000 at September 30, 2001.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 — New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133 — Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, and for hedging activities. In June 1999, the FASB issued SFAS 137 — Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS 133, which delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. We were required to adopt SFAS 133 in the quarter ended June 30, 2001. SFAS 133 requires certain derivative instruments to be recorded at fair value. The adoption of SFAS 133 did not have a material effect on the consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141 — Business Combinations. SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16 — Business Combinations, and FASB Statement 38 — Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The statement is applicable for all business combinations occurring after June 30, 2001. The adoption of SFAS 141 did not have a material effect on the consolidated financial statements. However, for the Comsat Laboratories acquisition that was completed on July 27, 2001, we applied the provisions of SFAS 141. See Note 4 for further discussion.

In June 2001, the FASB issued SFAS No. 142 — Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17 — Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This accounting pronouncement will be adopted on April 1, 2002 for goodwill and intangible assets acquired prior to July 1, 2001. As the result of adopting SFAS 142 for our fiscal year ending March 31, 2003, we will no longer amortize the intangibles assets “Acquired workforce” of $5.5 million or “Goodwill” of $4.5 million acquired in the Satellite Networks Business acquisition. This will decrease amortization expense in that year by approximately $1.7 million. See Note 6 for further discussion.

In October 2001, the FASB issued SFAS No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121— Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 resolves implementation issues previously experienced under SFAS No. 121 and broadens the reporting of discontinued operations. This statement becomes effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is currently evaluating the effect that adoption of this standard will have on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143 — Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement becomes effective for financial statements issued for fiscal years beginning after June 15, 2002. Management is currently evaluating the effect that adoption of this standard will have on the consolidated financial statements.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 — Subsequent Event

On November 5, 2001 ViaSat received notification from Astrolink International LLC of the termination for convenience of two ViaSat ground segment contracts. These two contracts relate to the development and production of subscriber terminals and service provider gateways for the Astrolink satellite system. This termination requires Astrolink to pay ViaSat a termination amount that is based on a predetermined formula provided by the contracts. The contractual termination amounts, to the extent collectible, exceed our assets at risk. In addition, Telespazio SpA has notified ViaSat to suspend work for up to 90 days on a contract for the production of dedicated gateways for the Astrolink system.

The assets at risk to Astrolink as of September 30, 2001 are accounts receivable due from Astrolink in the amount of approximately $5.3 million. Currently our assets at risk to Astrolink are at least $7.6 million, which includes a $2.5 million payment to Astrolink for prepaid airtime on its satellites. We expect that our assets currently at risk will exceed $7.6 million, however, the additional amount of assets at risk is not determinable at this time. Further, we expect to incur additional costs associated with winding down the program and terminating the contracts of our subcontractors on the program.

ViaSat is continuing discussions with Astrolink and other interested parties regarding potential alternatives for the Astrolink project. We cannot, however, make assurances that the assets or the contractual termination amounts will be fully recovered. If Astrolink is unable to successfully restructure its operations or obtain additional funding, it would substantially limit our ability to recover the assets at risk and could cause ViaSat to incur losses which could harm our business; however, we have not made any adjustments to the recorded amount as it is not possible at this time to reasonably estimate or determine what loss, if any, will be incurred.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	68.9	68.6	67.2	69.1

Gross profit	31.1	31.4	32.8	30.9
Operating expenses:
Selling, general and administrative	16.7	16.9	16.2	16.6
Independent research and development	4.3	3.7	4.4	3.2
Acquired in-process research and development	—	5.1	2.9	2.5
Amortization of intangible assets	2.1	3.1	1.8	2.6

Income from operations	8.0	2.6	7.5	6.0
Income before income taxes	9.3	1.3	8.7	4.7
Net income	6.1	0.9	5.7	3.2

Included in the above results are revenues related to Astrolink International LLC. On November 5, 2001 we received notification from Astrolink of the termination for convenience of two ViaSat ground segment contracts. These two contracts relate to the development and production of subscriber terminals and service provider gateways for the Astrolink satellite system. This termination requires Astrolink to pay us a termination amount that is based on a predetermined formula provided by the contracts. In addition, Telespazio SpA has notified ViaSat to suspend work for up to 90 days on a contract for the production of dedicated gateways for the Astrolink system.

Our backlog directly with Astrolink for the subscriber terminals and service provider gateways at September 30, 2001 is approximately $79.0 million and the backlog with Telespazio for the dedicated gateways at September 30, 2001 is approximately $33.7 million. Revenues for all Astrolink related contracts were $2.2 million (5.5% of total revenues) and $7.0 million (14.2 % of total revenues) for the three months ended September 30, 2000 and 2001, respectively and $3.9 million (5.0% of total revenues) and $12.4 million (12.6% of total revenues) for the six months ended September 30, 2000 and 2001, respectively. ViaSat is evaluating its Astrolink operations and plans to manage its cost structure in a manner consistent with the change in Astrolink’s status through a combination of redeploying key personnel to other projects and staff reductions.

See Note 10 to our Condensed Consolidated Financial Statements for further information regarding Astrolink.

Three Months Ended September 30, 2000 vs. Three Months Ended September 30, 2001

     Revenues. Revenues increased 24.7% from $39.7 million for the three months ended September 30, 2000 to $49.5 million for the three months ended September 30, 2001. This increase was primarily due to an increased volume of development programs and increased sales of commercial terminal products.

     Gross Profit. Gross profit increased 25.7% from $12.4 million (31.1% of revenues) for the three months ended September 30, 2000 to $15.5 million (31.4% of revenues) for the three months ended September 30, 2001. This increase was primarily due higher sales volumes from development programs and commercial products.

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased 26.3% from $6.6 million (16.7% of revenues) for the three months ended September 30, 2000 to $8.4 million (16.9% of revenues) for the three months ended September 30, 2001. The increase was primarily due to the additional costs from the operations of Comsat Laboratories, and efforts related to pursuing both commercial and government business. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Certain of these expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

     Independent Research and Development. Independent research and development (“IR&D”) expenses increased 7.0% from $1.7 million (4.3% of revenues) for the three months ended September 30, 2000, to $1.8 million (3.7% of revenues) for the three months ended September 30, 2001.

     Acquired In-Process Research and Development. The acquisition of Comsat Laboratories was accounted for by the purchase method of accounting. In connection with this acquisition, a charge of $2.5 million for purchased in-process research and development (“IPR&D”) was included in our results for the three months ended September 30, 2001.

     An independent valuation was performed and used as an aid in determining the fair value of the purchased IPR&D. A product area was identified in which there were research and development efforts underway but where technological feasibility had not been reached.

      At the time of acquisition Comsat Laboratories was developing a satellite network terminal that expands the frequencies on which an existing terminal could operate. The date when the project was expected to reach technological feasibility at the time of the acquisition was September 2001. We estimated based on man hours incurred versus man hours required to complete the project that at the acquisition date the project was 80% complete and would require approximately $900,000 to complete. Using the income approach the value calculated for the IPR&D associated with the satellite network terminal was $2.5 million. The project has proceeded since the acquisition and has reached technological feasibility.

     Amortization of Intangible Assets. Amortizable intangible assets are being amortized over useful lives ranging from two to nine years. Amortization expense increased 88.2% from $825,000 (2.1% of revenues) for the three months ended September 30, 2000, to $1.6 million (3.1% of revenues) for the three months ended September 30, 2001. This increase resulted from the additional intangible assets acquired in the purchase of Comsat Laboratories during the three months ended September 30, 2001 and a completed allocation to the intangible assets as part of the purchase price of the Satellite Networks Business.

     Interest Expense. Interest expense increased from $33,000 for the three months ended September 30, 2000 to $92,000 for the three months ended September 30, 2000. Interest expense relates to loans for the purchase of capital equipment, which are generally three year variable rate term loans, and to short-term borrowings under our $25.0 million line of credit to cover working capital requirements. Total outstanding equipment loans were $726,000 at September 30, 2000. At September 30, 2001 there were no outstanding equipment loans and $5.5 million in outstanding borrowings under our line of credit.

     Interest Income. Interest income decreased from $519,000 for the three months ended September 30, 2000 to $188,000 for the three months ended September 30, 2001. This decrease resulted from a decrease in invested balances and lower rate of earnings. Interest income relates largely to interest earned on short-term deposits of cash.

     Provision for Income Taxes. Our effective income tax rate decreased from 34.0% for the three months ended September 30, 2000 to 32.2% for the three months September 30, 2001. The difference relates primarily to increases in research and development tax credits.

Six Months Ended September 30, 2000 vs. Six Months Ended September 30, 2001

     Revenues. Revenues increased 28.8% from $76.4 million for the six months ended September 30, 2000 to $98.4 million for the six months ended September 30, 2001. This increase was primarily due to an increased volume of development programs and increased sales of commercial terminal products.

     Gross Profit. Gross profit increased 21.7% from $25.0 million (32.8% of revenues) for the six months ended September 30, 2000 to $30.4 million (30.9% of revenues) for the six months ended September 30, 2001. This increase was primarily due to higher volumes of commercial sales. The decrease as a percentage of revenues resulted primarily from the completion of certain high margin development programs.

     Selling, General and Administrative Expenses. SG&A expenses increased 32.1% from $12.4 million (16.2% of revenues) for the six months ended September 30, 2000 to $16.4 million (16.6% of revenues) for the six months ended September 30, 2001. The increase was primarily due to the additional costs from the operations of Comsat Laboratories, efforts related to pursuing both commercial and government business, and additional administrative staffing to support our growth.

     Independent Research and Development. IR&D expenses decreased 7.6% from $3.4 million (4.4% of revenues) for the six months ended September 30, 2000 to $3.1 million (3.2% of revenues) for the six months ended September 30, 2001.

     Acquired In-Process Research and Development. Purchased in-process research and development charges result from two recently completed acquisitions. The acquisition of the Satellite Networks Business accounted for $2.2 million (2.9% of revenues) in the six months ended September 30, 2000 and the acquisition of Comsat Laboratories accounted for $2.5 million (2.5% of revenues) in the six months ended September 30, 2001.

     An independent valuation was performed and used as an aid in determining the fair value of the purchased IPR&D projects. The product areas were identified in which there were research and development efforts underway where technological feasibility had not been reached.

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

     At the time of acquisition Comsat Laboratories was developing a satellite network terminal that expands the frequencies on which an existing terminal could operate. The date when the project was expected to reach technological feasibility at the time of the acquisition was September 2001. We estimated based on man hours incurred versus man hours required to complete the project that at the acquisition date the project was 80% complete and would require approximately $900,000 to complete. Using the income approach the value calculated for the IPR&D associated with the satellite network terminal was $2.5 million. The project has proceeded since the acquisition and has reached technological feasibility.

     Amortization of Intangible Assets. Amortization of intangible assets increased 88.1% from $1.4 million (1.8% of revenues) for the six months ended September 30, 2000 to $2.6 million (2.6% of revenues) for the six months ended September 30, 2001. Amortizable intangible assets are being amortized over useful lives ranging from two to nine years. This increase resulted from the acquisition of Comsat Laboratories and a completed allocation of the intangible assets as part of the purchase price of the Satellite Networks Business.

     Interest Expense. Interest expense increased from $65,000 for the six months ended September 30, 2000 to $97,000 for the six months ended September 30, 2001. Interest expense relates to loans for the purchase of capital equipment, which are generally three year variable-rate term loans, and to short-term borrowings under our $25.0 million line of credit to cover working capital requirements. Total outstanding equipment loans were $726,000 at September 30, 2000. At September 30, 2001 there were no outstanding equipment loans and $5.5 million in outstanding borrowings under our line of credit.

     Interest Income. Interest income decreased from $1.0 million for the six months ended September 30, 2000 to $406,000 for the six months ended September 30, 2001. This decrease resulted from a decrease in invested balances and lower rate of earnings. Interest income relates largely to interest earned on short-term deposits of cash.

     Provision for Income Taxes. Our effective income tax rate decreased from 34.0% for the six months ended September 30, 2000 to 32.3% for the six months ended September 30, 2001. The decrease relates primarily to increases in research and development tax credits.

Backlog

     At September 30, 2001 we had firm backlog of $253.2 million of which $233.5 million was funded. The firm backlog of $253.2 million does not include contract options of $83.6 million. Of the $253.2 million in firm backlog, approximately $69.1 million is expected to be delivered in the fiscal year ending March 31, 2002, and the balance is expected to be delivered in the fiscal year ending March 31, 2003 and thereafter. At March 31, 2001 we had firm backlog of $236.2 million, of which $212.3 million was funded, not including options of $55.4 million. In November 2001, we received notification from Astrolink International LLC of the termination for convenience of two ground segment contracts and Telespazio SpA notified us to suspend work for up to 90 days on a contract for the production of gateways for the Astrolink system. Included in the firm backlog at September 30, 2001 are orders related to the Astrolink satellite program in the amount of $112.7 million, which is comprised of $79.0 million under two ground segment contracts directly with Astrolink and $33.7 million under the separate gateway contract with Telespazio. Therefore upon the termination of the two Astrolink contracts, our backlog for firm orders will be reduced by $79.0 million. If the Telespazio contract is later terminated, our backlog for firm orders will likely be reduced by $33.7 million. Of the backlog related to Astrolink, $9.9 million was expected to be delivered under the two Astrolink contracts and $7.3 million was expected to be delivered under the Telespazio contract in the fiscal year ending March 31, 2002.

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

Liquidity and Capital Resources

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. Cash used in operating activities for the six months ended September 30, 2000 was $12.5 million and cash provided by operating activities for the six months ended September 30, 2001 was $11.5 million. Increases in inventories and accrued liabilities were partially offset by a decrease in other assets and accounts payable.

Cash used in investing activities for the six months ended September 30, 2000 was $60.2 million and cash used in investing activities for the six months ended September 30, 2001 was $22.4 million. During the six months ended September 30, 2001, we acquired Comsat Laboratories for cash of approximately $11.4 million, plus 478,217 shares of our common stock valued at approximately $10.0 million. In addition, warrants to purchase up to 60,000 shares of our common stock may be issued as part of the purchase price contingent upon certain revenue and development award targets being achieved by Comsat Laboratories within a two-year period from the date of the acquisition. The value of the warrants will be measured once their contingency is resolved. We also acquired $9.4 million in equipment in the six months ended September 30, 2001.

Cash provided by financing activities for the six months ended September 30, 2000 was $73.6 million and cash provided by financing activities for the six months ended September 30, 2001 was $6.0 million. This decrease was primarily the result of completing a secondary public stock offering for $73.1 million in the six months ended September 30, 2000.

In September 2001, we filed a universal shelf registration statement with the Securities and Exchange Commission for the future sale of up to $75 million of debt securities, common stock, preferred stock, depositary shares, and warrants. Following the effective date of the shelf registration, the securities may be offered from time to time, separately or together, directly by us or through underwriters at amounts, prices, interest rates and other terms to be determined at the time of the offering. We currently intend to use the net proceeds from the sale of the securities under the shelf registration statement for general corporate purposes, including acquisitions, capital expenditures, working capital and the repayment or refinancing of our debt. The registration statement has not yet become effective.

At September 30, 2001, we had $12.9 million in cash, cash equivalents and short-term investments and $76.6 million in working capital. On June 21, 2001 we executed a one year Revolving/Term Loan Agreement of $25.0 million from Union Bank of California, N.A. and Washington Mutual Bank, with Union Bank of California, N.A., as Administrative Agent. Under the revolving facility and the term loan facility, we have the option to borrow at the bank’s prime rate or at LIBOR plus, in each case, an applicable margin based on the ratio of our total debt to EBITDA (earnings before interest and taxes and depreciation and amortization). The agreement contains financial covenants that set maximum debt to EBITDA limits, minimum quarterly EBITDA limits, minimum quick ratio limit and a minimum tangible net worth limit. We had $5.5 million in outstanding borrowings under the revolving portion of the facility at September 30, 2001.

On September 15, 2000 ORBCOMM Global, L.P. (ORBCOMM) and seven of its subsidiaries filed a voluntary petition for Chapter 11 relief in the United States Bankruptcy Court for the District of Delaware as part of its efforts to restructure and reorganize its business. ORBCOMM has continued its efforts to maintain and operate its network of low-Earth orbit (LEO) satellites and related ground facilities while it restructures its operations. We have approximately $4.8 million worth of receivables and other assets currently at risk with ORBCOMM. We cannot make assurances that the assets will be fully recovered. If ORBCOMM is unable to successfully restructure its operations it could cause ViaSat to incur losses up to the amount of the assets at risk; however, we have not made any adjustments to the recorded amount as it is not possible at this time to reasonably estimate or determine what loss, if any, will be incurred.

On November 5, 2001 we received notification from Astrolink International LLC of the termination for convenience of two ground segment contracts. These two contracts relate to the development and production of subscriber terminals and service provider gateways for the Astrolink satellite system. This termination requires Astrolink to pay us a termination amount that is based on a predetermined formula provided by the contracts. In addition, Telespazio SpA has notified us to suspend work for up to 90 days on a contract for the production of dedicated gateways for the Astrolink system. At September 30, 2001 we had approximately $5.3 million worth of receivables at risk associated with Astrolink. We cannot make assurances that the assets at risk will be fully recovered. If Astrolink is unable to successfully restructure its operations or obtain additional financing it would substantially limit our ability to recover the assets at risk and could cause ViaSat to incur losses which could harm our business; however we have not made any adjustments to the recorded amount as it is not possible at this time to reasonably estimate or determine what loss, if any, will be incurred. See Note 10 to our Condensed Consolidated Financial Statements for further discussion related to Astrolink. We are evaluating our Astrolink operations and plan to manage our cost structure in a manner consistent with the change in Astrolink’s status through a combination of redeploying key personnel to other projects and staff reductions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our risks have not changed since year-end and therefore, this item is not applicable.

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On July 27, 2001, we issued to Comsat Corporation 478,217 shares of our common stock in connection with the acquisition of Comsat Laboratories. In addition, warrants to purchase up to 60,000 shares of our common stock may be issued to Comsat Corporation as part of the purchase price contingent upon certain revenue and development award targets being achieved by Comsat Laboratories within a two-year period from the date of the acquisition. The warrants may be exercised, to the extent vested, at any time until July 27, 2011 at an exercise price to be determined based on the average market price of our common stock. The issuance of the shares and warrants was exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder as a transaction not involving a public offering. See Note 4 to our Condensed Consolidated Financial Statements for further information regarding the acquisition of Comsat Laboratories.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	We held our Annual Meeting of Stockholders on September 7, 2001.

(b)	See paragraph (c) below.

(c)	The matters voted upon at the meeting and the votes cast with respect thereto were as follows:

	Votes	Votes		Broker
	For	Against/Withheld	Abstentions	Non-Votes

Election of Directors
B. Allen Lay	19,027,573	-0-	46,000	-0-
Dr. Jeffrey M. Nash	19,025,302	-0-	48,271	-0-

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 10.1 — Warrants to purchase shares of common stock of ViaSat issued to Comsat Corporation.

(b)	We filed no reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIASAT, INC.

November 14, 2001	BY:	/s/ MARK D. DANKBERG

Mark D. Dankberg Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ RICHARD A. BALDRIDGE Richard A. Baldridge Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)