Form 10-Q
period 2001-12-31
VIASAT INC
filed 2002-02-14
CIK 797721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001.

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File Number (0-21767)

ViaSat, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0174996 (I.R.S. Employer Identification No.)

6155 El Camino Real, Carlsbad, California 92009
(760) 476-2200

(Address, including zip code, and telephone number, including area code, of principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]    No  [   ]

     The number of shares outstanding of the issuer’s common stock, $.0001 par value, as of February 12, 2002 was 25,892,433.

VIASAT, INC.

INDEX

		Page

Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at March 31, 2001 and December 31, 2001	3

	Condensed Consolidated Statements of Income for the three and nine months ended December 31, 2000 and 2001	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2000 and 2001	5

	Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended December 31, 2001	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	22

	Signatures	23

VIASAT, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2001	2001

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,721,000	$5,147,000
Short term investments	—	153,000
Accounts receivable	64,105,000	73,885,000
Inventory	22,916,000	29,152,000
Deferred income taxes	1,792,000	1,975,000
Other current assets	13,416,000	7,946,000

Total current assets	119,950,000	118,258,000
Intangible assets, net	25,744,000	35,707,000
Property and equipment, net	19,888,000	30,329,000
Other assets	3,796,000	22,125,000

Total assets	$169,378,000	$206,419,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,310,000	$20,472,000
Accrued liabilities	14,970,000	16,012,000
Notes payable	—	6,500,000
Line of credit	—	10,799,000
Current portion of notes payable	336,000	—

Total current liabilities	35,616,000	53,783,000
Other liabilities	604,000	1,745,000

Total liabilities	36,220,000	55,528,000

Contingencies (Note 7)
Minority interest in consolidated subsidiary	351,000	412,000

Stockholders’ equity:
Common stock	2,000	2,000
Paid in capital	96,154,000	107,843,000
Retained earnings	37,328,000	42,918,000
Accumulated other comprehensive loss	(677,000)	(284,000)

Total stockholders’ equity	132,807,000	150,479,000

Total liabilities and stockholders’ equity	$169,378,000	$206,419,000

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2000	2001	2000	2001

Revenues	$43,093,000	$50,089,000	$119,449,000	$148,447,000
Cost of revenues	29,466,000	34,040,000	80,811,000	101,960,000

Gross profit	13,627,000	16,049,000	38,638,000	46,487,000
Operating expenses:
Selling, general and administrative	7,675,000	9,272,000	20,065,000	25,637,000
Independent research and development	1,589,000	2,532,000	4,955,000	5,643,000
Acquired in-process research and development	141,000	—	2,334,000	2,500,000
Amortization of intangible assets	967,000	1,814,000	2,342,000	4,401,000

Income from operations	3,255,000	2,431,000	8,942,000	8,306,000
Other income (expense):
Interest income	304,000	75,000	1,330,000	481,000
Interest expense	(15,000)	(101,000)	(80,000)	(198,000)
Minority interest	(46,000)	(5,000)	(44,000)	(95,000)
Equity in loss of joint venture	—	(810,000)	—	(2,250,000)

Income before income taxes	3,498,000	1,590,000	10,148,000	6,244,000
Provision (benefit) for income taxes	783,000	(849,000)	3,044,000	654,000

Net income	$2,715,000	$2,439,000	$7,104,000	$5,590,000

Basic net income per share	$.12	$.11	$.34	$.25

Diluted net income per share	$.12	$.10	$.32	$.24

Shares used in basic net income per share computation	21,836,429	22,635,141	21,187,133	22,381,145

Shares used in diluted net income per share computation	22,875,989	23,440,711	22,416,498	23,281,104

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	December 31,

	2000	2001

Cash flows from operating activities:
Net income	$7,104,000	$5,590,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,723,000	9,318,000
Acquired in-process research and development	2,334,000	2,500,000
Deferred taxes	(1,795,000)	(1,055,000)
Tax benefit from exercise of stock options	478,000	—
Equity in loss of joint venture	—	2,250,000
Minority interest in consolidated subsidiary	332,000	61,000
Non-cash compensation	134,000	15,000
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(15,311,000)	(9,843,000)
Inventory	(11,199,000)	(4,301,000)
Other assets	(10,539,000)	(1,932,000)
Accounts payable	10,115,000	(56,000)
Accrued liabilities	3,956,000	(853,000)
Other liabilities	(723,000)	1,504,000

Net cash (used in) provided by operating activities	(9,391,000)	3,198,000

Cash flows from investing activities:
Acquisition of a business	(57,114,000)	(11,424,000)
Investment in joint venture	—	(2,250,000)
Proceeds from sale of short-term investments	121,000	—
Purchases of short-term investments	—	(153,000)
Purchases of property and equipment, net	(2,973,000)	(13,996,000)

Net cash used in investing activities	(59,966,000)	(27,823,000)

Cash flows from financing activities:
Repayment of notes payable	(739,000)	(336,000)
Proceeds from line of credit	—	10,799,000
Proceeds from issuance of common stock, net of issuance costs	75,107,000	1,674,000

Net cash provided by financing activities	74,368,000	12,137,000
Effect of exchange rate changes on cash	(27,000)	(86,000)

Net increase (decrease) in cash and cash equivalents	4,984,000	(12,574,000)
Cash and cash equivalents at beginning of period	19,520,000	17,721,000

Cash and cash equivalents at end of period	$24,504,000	$5,147,000

Non-cash investing and financing activities — Notes payable issued for $6.5 million and accounts receivable credit of $3.5 million to seller in exchange for $10.0 million equity interest in U.S. Monolithics, LLC. See also Note 4

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock				Accumulated
					Other
	Number of		Paid in	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total	Income (Loss)

Balance at March 31, 2001	22,007,650	$2,000	$96,154,000	$37,328,000	$(677,000)	$132,807,000
Exercise of stock options	116,863		458,000			458,000
Issuance of stock under Employee Stock Purchase Plan	100,227		1,216,000			1,216,000
Purchase of Comsat Laboratories	478,217		10,000,000			10,000,000
Non-cash compensation modification of stock options			15,000			15,000
Net income				5,590,000		5,590,000	$5,590,000
Foreign currency translation					393,000	393,000	393,000

Comprehensive income							$5,983,000

Balance at December 31, 2001	22,702,957	$2,000	$107,843,000	$42,918,000	$(284,000)	$150,479,000

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE  1 — Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2001, the condensed consolidated statements of income for the three and nine month periods ended December 31, 2000 and 2001, the condensed consolidated statement of cash flows for the nine months ended December 31, 2000 and 2001, and the condensed consolidated statement of stockholders’ equity for the nine months ended December 31, 2001 have been prepared by the management of ViaSat, Inc., and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2001 included in our 2001 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

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

Contract costs with the U. S. Government and its prime contractors, including indirect costs, are subject to audit and negotiations with Government representatives. These audits have been completed and agreed upon through fiscal year 1998. Contract revenues and accounts receivable are stated at amounts which are expected to be realized upon final settlement.

NOTE  3 — Shelf Registration Statement

     In September 2001, we filed a universal shelf registration statement with the Securities and Exchange Commission for the future sale of up to $75 million of debt securities, common stock, preferred stock, depositary shares, and warrants. The securities may be offered from time to time, separately or together, directly by us or through underwriters at amounts, prices, interest rates and other terms to be determined at the time of the offering. We currently intend to use the net proceeds from the sale of the securities under the shelf registration statement for general corporate purposes, including acquisitions, capital expenditures, working capital and the repayment or refinancing of our debt. See Note 10 — Subsequent Events

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE  4 — Acquisitions

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

The following unaudited pro forma information presents a summary of consolidated results of operations for the three and nine month periods ended December 31, 2001 as if the acquisition had occurred at the beginning of fiscal year 2002, with pro forma adjustments to give effect to amortization of intangibles and certain other adjustments, together with related income tax effect. These pro forma results include $2.5 million of in-process research and development costs that are considered nonrecurring. The assets purchased from Comsat Corporation did not comprise a division or business unit of Comsat Corporation until October 2000. Therefore, accounting records are not available to prepare pro forma consolidated results for the year ended March 31, 2001. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented, or that may be obtained in the future.

	For the	For the
	Three Months Ended	Nine Months Ended
	December 31, 2001	December 31, 2001

Revenues	$50,089,000	$152,673,000
Net income	$2,439,000	$3,670,000
Earnings per share
Basic	$.11	$.16
Diluted	$.10	$.16
Weighted average number of shares
Basic	22,635,151	22,523,344
Diluted	23,440,711	23,486,303

U.S. Monolithics, LLC

     On December 12, 2001, we acquired all outstanding preferred units of U.S. Monolithics, LLC (USM ), from Wildblue Communications, Inc. pursuant to a Unit Purchase Agreement dated December 12, 2001 (the Wildblue Agreement). The preferred units comprise approximately 35% of the outstanding equity interests of USM. In addition, on December 14, 2001 we entered into another Unit Purchase Agreement to acquire all outstanding common units of USM. The aggregate purchase price for the preferred and common units of USM is approximately $30 million. After the closing, we will become the sole equity holder of USM, which will continue its business as our wholly-owned subsidiary. See also Note 10 — Subsequent Events

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Under the terms of the Wildblue Agreement, we exchanged (a) a secured promissory note in the amount of $6,000,000, (b) an unsecured promissory note in the amount of $500,000 and (c) a credit of $3,500,000 against certain payment obligations of Wildblue under a commercial agreement that we entered into with Wildblue concurrently with the signing of the Wildblue Agreement, for all of the outstanding preferred units of USM. The secured note and the unsecured note bear interest at the rate of 5% per annum, with all principal and interest due on January 31, 2002. In addition, we entered into a security agreement with Wildblue pledging a portion of the preferred units of USM to secure our payment obligations under the secured note.

The total investment as of December 31, 2001 of $10.0 million in USM is recorded under the equity method of accounting and the investment is recorded as a portion of Other assets. A loss of $90,000 is included as part of Equity in loss of joint venture for the three and nine months ended December 31, 2001.

NOTE  5 — Earnings Per Share

Common stock equivalents of 1,039,559 and 805,569 shares for the three months ended December 31, 2000 and 2001, respectively, and 1,229,366 and 899,959 for the nine months ended December 31, 2000 and 2001 respectively, were used to calculate diluted earnings per share. Antidilutive shares excluded from the calculation were 1,933,405 and 2,462,025 shares for the three months ended December 31, 2000 and 2001, respectively. Antidilutive shares excluded from the calculation were 864,943 and 2,157,698 shares for the nine months ended December 31, 2000 and 2001, respectively. Common stock equivalents are primarily comprised of options granted under our stock option plan.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE  6 — Composition of Certain Balance Sheet Captions

	March 31, 2001	December 31, 2001

		(Unaudited)
Accounts receivable:
Billed	$45,099,000	$41,891,000
Unbilled	19,322,000	32,228,000
Allowance for doubtful accounts	(316,000)	(234,000)

	$64,105,000	$73,885,000

Inventory:
Raw materials	$11,657,000	$15,119,000
Work in process	7,770,000	7,271,000
Finished goods	3,489,000	6,762,000

	$22,916,000	$29,152,000

Intangible assets:
Technology	$9,845,000	$13,695,000
Contracts and relationships	9,686,000	9,686,000
Acquired work force	5,477,000	5,477,000
Non-compete agreement	—	5,350,000
Other intangible assets	—	3,800,000
Goodwill	4,525,000	5,889,000

	29,533,000	43,897,000
Accumulated amortization	(3,789,000)	(8,190,000)

	$25,744,000	$35,707,000

Accrued liabilities:
Current portion of warranty reserve	$1,291,000	$883,000
Accrued vacation	2,531,000	3,204,000
Accrued bonus	1,828,000	1,805,000
Accrued 401(k) matching contribution	1,773,000	1,888,000
Collections in excess of revenues	6,196,000	3,444,000
Other	1,351,000	4,750,000

	$14,970,000	$15,974,000

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

Goodwill related to the acquisition of the satellite networks business of Scientific-Atlanta, Inc. (Satellite Networks Business) in April 2000 of approximately $4.5 million has an estimated useful life of seven years. Goodwill acquired in conjunction with the Comsat Laboratories acquisition is not subject to amortization under SFAS 141. Goodwill of approximately $1.4 million related to the Comsat Laboratories acquisition will not be amortized, but will be periodically tested for impairment as required by SFAS 142. See Note 9 for further discussions.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE  7 — Contingencies

On September 15, 2000 ORBCOMM Global, L.P. (ORBCOMM) and seven of its subsidiaries filed a voluntary petition for Chapter 11 relief in the United States Bankruptcy Court for the District of Delaware as part of its efforts to restructure and reorganize its business. ORBCOMM has continued its efforts to maintain and operate its network of low-Earth orbit (LEO) satellites and related ground facilities while it restructures its operations. On April 23, 2001, International Licensees, LLC was approved by the bankruptcy court as the buyer of ORBCOMM. International Licensees is a consortium of current ORBCOMM licensees and other investors. There remain some conditions with respect to financing set in bankruptcy that the International Licensees must fulfill in the future. A failure to meet these conditions could result in the unwinding of the purchase by the International Licensees. On November 15, 2001 ORBCOMM formally rejected our contracts in bankruptcy. The following table summarizes our assets related to ORBCOMM at December 31, 2001.

Accounts receivable-billed	$4,628,000
Accounts receivable-unbilled	136,000

Total	$4,764,000

Although we are continuing to negotiate with ORBCOMM on maintaining our business relationship, we cannot make assurances that the assets listed above will be fully recovered. If we are unable to reach an agreement with ORBCOMM, our rights as an unsecured creditor will entitle us to collect only a small percentage of our assets currently at risk. Further, if ORBCOMM is unable to successfully restructure its operations, it would substantially limit our ability to recover the assets listed above and would cause ViaSat to incur substantial losses, which would harm our business; however, we have not made any adjustments to the recorded amount for the assets as it is not possible at this time to reasonably estimate or determine what loss, if any, will be incurred.

On December 5, 2001 Astrolink International LLC terminated for convenience two of our ground segment contracts. These two contracts relate to the development and production of subscriber terminals and service provider gateways for the Astrolink satellite system. This termination requires Astrolink to pay ViaSat a termination amount that is based on a predetermined formula provided by the contracts. The contractual termination amounts, to the extent collectible, exceed our assets at risk. In addition, Telespazio SpA has terminated our contract for the production of dedicated gateways for the Astrolink system.

The assets at risk to Astrolink as of December 31, 2001 are accounts receivable due from Astrolink in the amount of approximately $6.3 million and $2.5 million for prepaid airtime on Astrolink satellites. We expect that our assets at risk will exceed $8.9 million, however, the additional amounts are at risk are not determinable at this time. Further, we expect to incur additional costs associated with winding down the program and terminating the contracts of our subcontractors on the program.

ViaSat is continuing discussions with Astrolink and other interested parties regarding potential alternatives for the Astrolink project. We cannot, however, make assurances that the assets or the contractual termination amounts will be fully recovered. If Astrolink is unable to successfully restructure its operations, or obtain additional funding, it would substantially limit our ability to recover the assets at risk and could cause ViaSat to incur losses which could harm our business; however, we have not made any adjustments to the recorded amount as it is not possible at this time to reasonably estimate or determine what loss, if any, will be incurred.

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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE  8 — Segment Information

We are organized primarily on the basis of products with commercial and government (defense) communication applications. The following table summarizes revenues and operating profits by operating segment for the three and nine month periods ended December 31, 2000 and 2001. Certain corporate general and administrative costs, amortization of intangible assets and the charge of acquired in-process research and development are not allocated to either segment and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit. Assets are not tracked by operating segment. Consequently, it is not practical to show assets by operating segments.

	Three months ended		Nine months ended
	December 31,		December 31,

	2000	2001	2000	2001

	(unaudited)		(unaudited)
Revenues
Commercial	$26,114,000	$35,734,000	$71,568,000	$103,185,000
Government	16,979,000	14,355,000	47,881,000	45,262,000

Total Revenues	43,093,000	50,089,000	119,449,000	148,447,000
Operating Profits
Commercial	2,445,000	2,425,000	6,034,000	9,347,000
Government	2,156,000	2,117,000	8,578,000	6,441,000

Segment operating profit before corporate	4,601,000	4,542,000	14,612,000	15,788,000
Corporate	(238,000)	(297,000)	(994,000)	(581,000)
Amortization of intangibles	(967,000)	(1,814,000)	(2,342,000)	(4,401,000)
Acquired in-process research and development	(141,000)	—	(2,334,000)	(2,500,000)

Total operating profits	$3,255,000	$2,431,000	$8,942,000	$8,306,000

Revenue information by geographic area for the three and nine month periods ended December 31, 2000 and 2001 is as follows:

	Three months ended		Nine months ended
	December 31,		December 31 ,

	2000	2001	2000	2001

	(unaudited)		(unaudited)
North America	$34,542,000	$32,769,000	$96,065,000	$110,376,000
Europe	3,673,000	8,983,000	10,860,000	18,575,000
Asia Pacific	4,447,000	7,915,000	10,977,000	18,066,000
Latin America	431,000	422,000	1,547,000	1,430,000

	$43,093,000	$50,089,000	$119,449,000	$148,447,000

We distinguish revenues from external customers by geographic areas based on customer location.

The net book value of long-lived assets located outside North America was $34,000 at December 31, 2001.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE  9  — New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 — Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, and for hedging activities. In June 1999, the FASB issued SFAS 137 — Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS 133, which delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. We were required to adopt SFAS 133 in the quarter ended June 30, 2001. SFAS 133 requires certain derivative instruments to be recorded at fair value. The adoption of SFAS 133 did not have a material effect on the consolidated financial statements.

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

In October 2001, the FASB issued SFAS No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121 — Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 resolves implementation issues previously experienced under SFAS No. 121 and broadens the reporting of discontinued operations. This statement becomes effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is currently evaluating the effect that adoption of this standard will have on the consolidated financial statements.

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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE  10 — Subsequent Events

On January 4, 2002 we completed the acquisition of U.S. Monolithics, LLC, an Arizona limited liability company (USM). The acquisition was completed in two steps. We completed the first step on December 12, 2001 by acquiring 100% of the preferred units of USM (representing approximately 35% of USM outstanding units) held by WildBlue Communications pursuant to a Unit purchase Agreement dated December 12, 2001. We have now completed the second step by acquiring all of the outstanding common units of USM pursuant to a Unit Purchase Agreement dated December 14, 2001. The aggregate purchase price for the preferred and common units of USM was approximately $30 million. We issued 1,163,190 shares of common stock in acquiring the common units. See Note 4 - Acquisitions

Founded in 1998, USM is primarily focused on developing proprietary gallium arsenide (GaAs) millimeter wave Integrated Circuits (MMICs) for use in broadband communications. USM’s systems background and proprietary capabilities have also enabled it to design power amplifiers, frequency block upconverters, and entire transceivers for the high frequency, broadband markets. USM also has strong capabilities with respect to high frequency packaging.

On January 8, 2002 we completed a public stock offering under our universal shelf registration statement for the sale of 2,000,000 shares of common stock for net proceeds of approximately $27.1 million.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2000	2001	2000	2001

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	68.4	68.0	67.6	68.7

Gross profit	31.6	32.0	32.4	31.3
Operating expenses:
Selling, general and administrative	17.8	18.5	16.8	17.3
Independent research and development	3.7	5.1	4.1	3.8
Acquired in-process research and development	.3	—	2.0	1.7
Amortization of intangible assets	2.2	3.6	2.0	3.0

Income from operations	7.6	4.8	7.5	5.5
Income before income taxes	8.1	3.2	8.5	4.2
Net income	6.3	4.9	5.9	3.8

Included in the above results are revenues related to Astrolink International LLC. On December 5, 2001 Astrolink terminated for convenience two of our ground segment contracts. These two contracts relate to the development and production of subscriber terminals and service provider gateways for the Astrolink satellite system. This termination requires Astrolink to pay ViaSat a termination amount that is based on a predetermined formula provided by the contracts. The contractual termination amounts, to the extent collectible, exceed our assets at risk. In addition, Telespazio SpA has terminated our contract for the production of dedicated gateways for the Astrolink system.

Revenues for all Astrolink related contracts were $4.2 million (9.8% of total revenues) and $6.7 million (13.4 % of total revenues) for the three months ended December 31, 2000 and 2001, respectively and $8.1 million (6.8% of total revenues) and $19.1 million (12.9% of total revenues) for the nine months ended December 31, 2000 and 2001, respectively. ViaSat has redeployed key personnel to other projects and has instituted staff reductions to manage its cost structure in a manner consistent with the change in Astrolink’s status.

See Note 7 to our Condensed Consolidated Financial Statements for further information regarding Astrolink.

Three Months Ended December 31, 2000 vs. Three Months Ended December 31, 2001

     Revenues. Revenues increased 16.2% from $43.1 million for the three months ended December 31, 2000 to $50.1 million for the three months ended December 31, 2001. This increase was mainly due to higher sales of commercial terminal products and certain government products partially offset by lower sales on certain government development programs.

     Gross Profit. Gross profit increased 17.8% from $13.6 million (31.6% of revenues) for the three months ended December 31, 2000 to $16.0 million (32.0% of revenues) for the three months ended December 31, 2001. This increase was primarily due to higher volumes related to commercial terminal products and certain government products partially offset by lower gross profit on certain development programs.

     Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased 20.8% from $7.7 million (17.8% of revenues) for the three months ended December 31, 2000 to $9.3 million (18.5% of revenues) for the three months ended December 31, 2001. The increase was primarily due to the additional costs from the operations of Comsat Laboratories, and efforts related to pursuing both commercial and government business. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Certain of these expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

     Independent Research and Development. Independent research and development (IR&D) expenses increased 59.4% from $1.6 million (3.7% of revenues) for the three months ended December 31, 2000, to $2.5 million (5.1% of revenues) for the three months ended December 31, 2001. This increase resulted from a higher level of effort in commercial areas.

     Amortization of Intangible Assets. Amortizable intangible assets are being amortized over useful lives ranging from two to nine years. Amortization expense increased 87.6% from $967,000 (2.2% of revenues) for the three months ended December 31, 2000, to $1.8 million (3.6% of revenues) for the three months ended December 31, 2001. This increase resulted from the additional intangible assets acquired in the purchase of Comsat Laboratories and a completed allocation to the intangible assets as part of the purchase price of the Satellite Networks Business.

     Interest Expense. Interest expense increased from $15,000 for the three months ended December 31, 2000 to $101,000 for the three months ended December 31, 2001. Interest expense relates to loans for the purchase of capital equipment, which are generally three year variable rate term loans, and to short-term borrowings under our line of credit to cover working capital requirements. Total outstanding equipment loans were $504,000 at December 31, 2000. At December 31, 2001 there were no outstanding equipment loans, $10.8 million in outstanding borrowings under our line of credit and $6.5 million in notes payable to Wildblue Communications. See Note 4 to our Condensed Consolidated Financial Statements for more details on the notes payable to Wildblue.

     Interest Income. Interest income decreased from $304,000 for the three months ended December 31, 2000 to $75,000 for the three months ended December 31, 2001. This decrease resulted from a decrease in invested balances and lower rate of earnings. Interest income relates largely to interest earned on short-term deposits of cash.

     Provision for Income Taxes. Our effective income tax rate changed from a 22.4% tax provision for the three months ended December 31, 2000 to a 53.4% tax benefit for the three months December 31, 2001. The decrease results primarily from a change in estimated research and development tax credit for the current and prior year. The change in estimate was made based upon historical detailed information received from Scientific-Atlanta, Inc. for calculating base period percentages.

Nine Months Ended December 31, 2000 vs. Nine Months Ended December 31, 2001

     Revenues. Revenues increased 24.3% from $119.4 million for the nine months ended December 31, 2000 to $148.4 million for the nine months ended December 31, 2001. This increase was primarily due to improvements in revenues generated by commercial development programs and terminal products including the acquisition of Comsat Laboratories.

     Gross Profit. Gross profit increased 20.3% from $38.6 million (32.4% of revenues) for the nine months ended December 31, 2000 to $46.5 million (31.3% of revenues) for the nine months ended December 31, 2001. This increase was primarily due to a higher volume of commercial development and terminal product sales.

     Selling, General and Administrative Expenses. SG&A expenses increased 27.8% from $20.1 million (16.8% of revenues) for the nine months ended December 31, 2000 to $25.6 million (17.3% of revenues) for the nine months ended December 31, 2001. The increase was primarily due to the additional costs from the operations of Comsat Laboratories, and efforts related to pursuing both commercial and government business.

     Independent Research and Development. IR&D expenses increased 13.9% from $5.0 million (4.1% of revenues) for the nine months ended December 31, 2000 to $5.6 million (3.8% of revenues) for the nine months ended December 31, 2001.

     Acquired In-Process Research and Development. Purchased in-process research and development charges result from two recently completed acquisitions. The acquisition of the Satellite Networks Business accounted for $2.3 million (2.0% of revenues) in the nine months ended December 31, 2000 and the acquisition of Comsat Laboratories accounted for $2.5 million (1.7% of revenues) in the nine months ended December 31, 2001.

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

At the time of the acquisition, Comsat Laboratories was developing a satellite network terminal that expands the frequencies on which an existing terminal could operate. The date when the project was expected to reach technological feasibility at the time of the acquisition was September 2001. We estimated based on man hours incurred versus man hours required to complete the project that at the acquisition date the project was 80% complete and would require approximately $900,000 to complete. Using the income approach the value calculated for the IPR&D associated with the satellite network terminal was $2.5 million. The project has proceeded since the acquisition and has reached technological feasibility.

     Amortization of Intangible Assets. Amortization of intangible assets increased 87.9% from $2.3 million (2.0% of revenues) for the nine months ended December 31, 2000 to $4.4 million (3.0% of revenues) for the nine months ended December 31, 2001. Amortizable intangible assets are being amortized over useful lives ranging from two to nine years. This increase resulted from the acquisition of Comsat Laboratories and a completed allocation of the intangible assets as part of the purchase price of the Satellite Networks Business.

     Interest Expense. Interest expense increased from $80,000 for the nine months ended December 31, 2000 to $198,000 for the nine months ended December 31, 2001. Total outstanding equipment loans were $504,000 at December 31, 2000. At December 31, 2001 there were no outstanding equipment loans, $10.8 million in outstanding borrowings under our line of credit and $6.5 million in notes payable to Wildblue Communications. See Note 4 to our Condensed Consolidated Financial Statements for more details on the notes payable to Wildblue.

     Interest Income. Interest income decreased from $1.3 million for the nine months ended December 31, 2000 to $481,000 for the nine months ended December 31, 2001. This decrease resulted from a decrease in invested balances and lower rate of earnings.

     Provision for Income Taxes. Our effective income tax rate decreased from 30.0% for the nine months ended December 31, 2000 to 10.5% for the nine months ended December 31, 2001. The decrease results primarily from a change in estimated research and development tax credit for the current and prior year. The change in estimate was made based upon historical detailed information received from Scientific-Atlanta, Inc. for calculating base period percentages.

Backlog

At December 31, 2001 we had firm backlog of $162.5 million of which $142.2 million was funded. The firm backlog of $162.5 million does not include contract options of $81.1 million. Of the $162.5 million in firm backlog, approximately $32.3 million is expected to be delivered in the fiscal year ending March 31, 2002, and the balance is expected to be delivered in the fiscal year ending March 31, 2003 and thereafter. At March 31, 2001 we had firm backlog of $236.2 million, of which $212.3 million was funded, not including options of $55.4 million.

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

Liquidity and Capital Resources

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. Cash used in operating activities for the nine months ended December 31, 2000 was $9.4 million and cash provided by operating activities for the nine months ended December 31, 2001 was $3.2 million. Increases in accounts receivable and inventories were partially offset by a decrease in other liabilities.

Cash used in investing activities for the nine months ended December 31, 2000 was $60.0 million and cash used in investing activities for the nine months ended December 31, 2001 was $27.8 million. During the nine months ended December 31, 2001, we acquired Comsat Laboratories for cash of approximately $11.4 million, plus 478,217 shares of our common stock valued at approximately $10.0 million. In addition, warrants to purchase up to 60,000 shares of our common stock may be issued as part of the purchase price contingent upon certain revenue targets being achieved by Comsat Laboratories within a two-year period from the date of the acquisition. The value of the warrants will be measured once their contingency is resolved. We also acquired $14.0 million in equipment in the nine months ended December 31, 2001.

Cash provided by financing activities for the nine months ended December 31, 2000 was $74.4 million and cash provided by financing activities for the nine months ended December 31, 2001 was $12.1 million. This decrease was primarily the result of completing a public stock offering for $73.1 million in the nine months ended December 31, 2000, partially offset by draws on our line of credit of $10.7 and issuance of $6.5 million in notes payable to Wildblue in the nine months ended December 31, 2001.

In December 2001 we acquired the preferred units of U.S. Monolithics, LLC for $10.0 million, of which $3.5 million was applied to accounts receivable owed to us by Wildblue and $6.5 million consisted of notes payable to Wildblue with maturity dates no later than January 31, 2002.

In September 2001, we filed a universal shelf registration statement with the Securities and Exchange Commission for the future sale of up to $75 million of debt securities, common stock, preferred stock, depositary shares, and warrants. The securities may be offered from time to time, separately or together, directly by us or through underwriters at amounts, prices, interest rates and other terms to be determined at the time of the offering. We currently intend to use the net proceeds from the sale of the securities under the shelf registration statement for general corporate purposes, including acquisitions, capital expenditures, working capital and the repayment or refinancing of our debt. In January 2002, we issued 2,000,000 shares of our common stock under this registration statement for proceeds, net of offering costs, of approximately $27.1 million.

At December 31, 2001, we had $5.3 million in cash, cash equivalents and short-term investments and $64.5 million in working capital. On June 21, 2001 we executed a one year Revolving/Term Loan Agreement of $25.0 million from Union Bank of California, N.A. and Washington Mutual Bank, with Union Bank of California, N.A., as Administrative Agent. Under the revolving facility and the term loan facility, we have the option to borrow at the bank’s prime rate or at LIBOR plus, in each case, an applicable margin based on the ratio of our total debt to EBITDA (earnings before interest and taxes and depreciation and amortization). The agreement contains financial covenants that set maximum debt to EBITDA limits, minimum quarterly EBITDA limits, minimum quick ratio limit and a minimum tangible net worth limit. We had $10.8 million in outstanding borrowings under the revolving portion of the facility at December 31, 2001.

On September 15, 2000 ORBCOMM Global, L.P. (ORBCOMM) and seven of its subsidiaries filed a voluntary petition for Chapter 11 relief in the United States Bankruptcy Court for the District of Delaware as part of its efforts to restructure and reorganize its business. ORBCOMM has continued its efforts to maintain and operate its network of low-Earth orbit (LEO) satellites and related ground facilities while it restructures its operations. We have approximately $4.8 million worth of receivables and other assets currently at risk with ORBCOMM. We cannot make assurances that the assets will be fully recovered. If ORBCOMM is unable to successfully restructure its operations it could cause ViaSat to incur losses up to the amount of the assets at risk; however, we have not made any adjustments to the recorded amount as it is not possible at this time to reasonably estimate or determine what loss, if any, will be incurred. See Note 7 to our Condensed Consolidated Financial Statements for further discussion related to ORBCOMM.

On December 5, 2001 Astrolink International LLC terminated for convenience two of our ground segment contracts. These two contracts relate to the development and production of subscriber terminals and service provider gateways for the Astrolink satellite system. This termination requires Astrolink to pay ViaSat a termination amount that is based on a predetermined formula provided by the contracts. The contractual termination amounts, to the extent collectible, exceed our assets at risk. In addition, Telespazio SpA has terminated our contract for the production of dedicated gateways for the Astrolink system. At December 31, 2001 we had accounts receivable due from Astrolink in the amount of approximately $6.3 million and $2.5 million for prepaid airtime on Astrolink satellites. We cannot make assurances that the assets at risk will be fully recovered. If Astrolink is unable to successfully restructure its operations or obtain additional financing it would substantially limit our ability to recover the assets at risk and could cause ViaSat to incur losses which could harm our business; however we have not made any adjustments to the recorded amount as it is not possible at this time to reasonably estimate or determine what loss, if any, will be incurred. See Note 7 to our Condensed Consolidated Financial Statements for further discussion related to Astrolink.

Our future capital requirements will depend upon many factors, including the progress of our research and development efforts, expansion of our marketing efforts, and the nature and timing of orders. We believe that our current cash balances and net cash expected to be provided by operating activities and borrowings from our revolving line of credit will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

Item  3.      Quantitative and Qualitative Disclosures About Market Risk

Our risks have not changed since year-end and therefore, this item is not applicable.

PART  II — OTHER INFORMATION

Item  6.      Exhibits and Reports on Form 8-K

(a)	Exhibit 10.1 — Gateway Terminal Development, Production and Purchase Agreement, by and between Astrolink International, LLC and ViaSat, Inc. dated December 28, 2000.(1)

Exhibit 10.2 — Agreement for Satellite Modem, Wildblue Satellite Terminal and Satellite Modem Termination System Development, Production and Purchase, by and between Wildblue Communications, Inc. and ViaSat, Inc. dated December 12, 2001.(1)

(b)	Reports on Form 8-K

A Current Report on Form 8-K was filed with the Securities and Exchange Commission on December 19, 2001 and amended on December 20, 2001, regarding our acquisition of U.S. Monolithics, LLC.

(1)  Certain portions of this exhibit have been requested to be redacted pursuant to a request for confidential treatment filed by ViaSat, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIASAT, INC.

February 14, 2002
/s/ MARK D. DANKBERG Mark D. Dankberg Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ RICHARD A. BALDRIDGE Richard A. Baldridge Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)