Form 10-K
period 2002-03-31
VIASAT INC
filed 2002-07-02
CIK 797721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission File Number (0-21767)

VIASAT, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0174996 (I.R.S. Employer Identification No.)

6155 El Camino Real, Carlsbad, California 92009
(760) 476-2200
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 21, 2002 was approximately $176,361,097 (based on the closing price for shares of the registrant’s Common Stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of June 21, 2002 was 25,914,709.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended March 31, 2002.

VIASAT, INC.
FORM 10-K
For the fiscal year ended MARCH 31, 2002

i

PART I

Item 1. Business

     All references in this annual report to our fiscal year refer to the fiscal year ending on March 31, 2002.

Introduction

     We are a leading provider of advanced broadband digital satellite communications and other wireless networking and signal processing equipment and services to the government and commercial marketplace. Based on our extensive experience in complex defense communications systems, we have developed the capability to design and implement innovative communications solutions that enhance bandwidth utilization by applying our sophisticated networking and digital signal processing techniques. During our fiscal year 2002, we acquired Lockheed Martin Global Telecommunications’ (LMGT) satellite terminal products business (Comsat Laboratories) and US Monolithics, LLC (USM). These acquisitions enhance our strategic positioning in the high-speed communication market as well as significantly expand our intellectual property portfolio. For a more detailed discussion of these acquisitions, see “Recent Acquisitions” below. To date, we have achieved 16 consecutive years of revenue growth and 15 consecutive years of profitability. Our goal is to leverage our advanced technology and capabilities to capture a significant share of the global satellite communications services and equipment segment of the broadband communications market and to continue to grow our government business base.

     Our internal growth to date has historically been driven largely by our success in meeting the need for advanced communications products for the U.S. military. By developing cost-effective communications products incorporating our advanced technologies we have continued to grow the markets for our defense products and services in an environment of shrinking defense budgets. We believe recent world events have underscored the need for sophisticated, secure communications for our military. Our current defense products include our tactical data links such as our advanced multifunction information distribution system (MIDS) product line, our simulation and test equipment (which allows the testing of sophisticated airborne radio equipment without expensive flight exercises), our UHF DAMA satellite communications products consisting of modems, terminals and network control systems and our networks business where our information security segment is gaining traction. The MIDS terminal operates as part of the Link-16 line-of-sight tactical radio system that enables real time data networking among ground and airborne military users providing an electronic overview of the battlefield to each user. We were selected by the U.S. government as a new Link-16 terminal contractor and one of only three current U.S. government certified manufacturers of Link-16 MIDS terminals. We recently completed formal qualification testing of our terminal and have moved into low rate initial production.

     We have been increasing our focus in recent years on offering satellite-based communications products to address commercial market needs. Our commercial business has grown from approximately 24% of our revenues in fiscal year 2000 to approximately 68% of our revenues in fiscal year 2002. Based on our advanced satellite technology and systems integration experience, we won several important projects in the three key broadband markets: enterprise, consumer and in-flight mobile applications. The events of September 11 and the overall economic environment have slowed the roll-out of new telecommunication services affecting the satellite portion of this market. However, the development we have accomplished in this area has positioned us well as existing and new service providers aim to meet the growing demand for broadband communication.

Recent Acquisitions

     On July 27, 2001, we acquired Comsat Laboratories from Lockheed Martin Global Telecommunications. Comsat Laboratories brings a great heritage of leading edge research in satellite networking, a broad intellectual property portfolio as well as a strong product family (LINKWAYTM and LinkStarTM). We believe that combining the experience of this group with the collective experience of ViaSat’s developments in lower cost consumer and enterprise satellite communication systems strengthens our ability to compete for applications using existing satellites and next generation systems. As part of this acquisition, ViaSat obtained the rights to the tradename “Comsat Laboratories.” As of the date of the acquisition, Comsat Laboratories is no longer affiliated with COMSAT Corporation.

     On January 4, 2002 we completed the acquisition of US Monolithics. Founded in 1998, USM is primarily focused on developing proprietary gallium arsenide (GaAs) millimeter wave Integrated Circuits (MMICs). USM is a MMIC designer with strong talent in the packaging and integration of subsystems including power amplifiers, block upconverters and entire transceivers, especially in complex high-frequency applications. MMIC design, packaging and integration of subsystems often represent critical components of the overall cost and performance of a satellite system, especially in next-generation Ka-band broadband systems. USM is a “fabless” chip-maker, meaning it uses a wide range of third party commercial GaAs foundries to manufacture its products. USM extends ViaSat’s existing strengths in digital signal processing and networking software into highly innovative and integrated RF designs up to and including Ka-band and military EHF frequencies. We believe the addition of USM provides the opportunity to continue to improve the breadth of our product offerings as well as increase our competitiveness in winning significant new military defense and commercial broadband projects.

The ViaSat Advantage

     Leading Industry Position. We have a leading position in certain segments of the advanced communications network industry, including our leadership in DAMA and Link-16 MIDS businesses. More recently, some of our largest contracts have related to the provision of broadband equipment and services to commercial customers utilizing advanced satellites currently under development. The recent acquisitions of Comsat Laboratories and USM will increase our presence in the satellite communications ground segment business using existing satellites. We believe that our leadership position in the development of advanced technologies and the provision of broadband equipment and services provides us with a competitive advantage in developing and enhancing our products and services to capture a significant portion of the emerging broadband communications market using next-generation satellites.

     Leading Technology Innovator. We are a leading provider of innovative and advanced communications network products and services. We have achieved this leadership through our expertise in applying emerging technologies to satellite networks as well as developing entirely new technologies. To maintain our technological edge we have over 500 engineers focusing on the research, design and development of new and enhanced communications network technologies and techniques. Because we provide our engineers with the opportunity to continually work with and develop state of the art technologies, we have been successful in hiring and retaining highly-qualified people.

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

     High Quality and Efficient Manufacturing Processes. We believe that our ability to deliver high-quality, low-cost products through our manufacturing processes has been a key factor in our success in attracting and retaining customers. We utilize a range of contract manufacturers to maintain low-cost products and to support rapid increases in the volume of units. By using contract manufacturers for a large portion of our manufacturing, we are able to take advantage of the contract manufacturers high-volume purchasing power, advanced manufacturing equipment, and highly-trained workforce. We also maintain the internal capability to conduct limited manufacturing for small volume productions, final assembly, integration and testing. As part of our manufacturing accomplishments, we have for the past five years maintained ISO 9000 series certification for our product development, manufacturing and support services. As further recognition of our manufacturing success, Lockheed Martin Corporation recently honored us with a Star Supplier Facility award for three years in a row for continued product quality and delivery. We were one of only 45 suppliers to recently receive this award among approximately 65,000 of Lockheed Martin’s suppliers.

Strategy

     Our objective is to leverage our advanced technology and capabilities to capture a significant share of the global satellite services and equipment segment of the broadband communications market, as well as to maintain a leadership position in developing and supplying DAMA-based products to the government market. To implement this strategy, we intend to:

     Capitalize On Our Existing Technology Leadership in New and Emerging High Growth Communications Markets. We believe that the global satellite communications services and equipment segment of the broadband communications market presents a number of attractive opportunities to apply our advanced technologies and capabilities. We plan to develop new products and enhance existing products to capture a significant share of this anticipated growth opportunity. As part of our strategy to penetrate the broadband communications market, we intend to expand our activity as a network service provider. We have the ability to offer our customers satellite bandwidth, installation of network equipment, on-line network monitoring and network maintenance around the world.

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

     Maintain Our Historical Emphasis On Operational Efficiency and Financial Performance. We have maintained a strong emphasis on operational efficiency and financial performance. We believe that operational focus is essential to our continuing success in providing advanced communications network solutions. In order to continue this performance, we devote significant time and resources to key components of our business, such as our manufacturing processes, design systems, customer relationships, research and development efforts, and the expansion of our markets. We expect our strong emphasis on operational efficiency and financial performance to be a key factor in our success.

     Provide Superior Customer Value by Designing Advanced Systems and Lowering the Total Cost of Network Ownership. We plan to continue to provide our customers superior value by offering network solutions with the lowest total cost of ownership, considering factors such as equipment purchase cost, cost of satellite bandwidth, delivery schedules and installation and maintenance costs. With the recent emergence of broadband networks where the cost of bandwidth represents a higher proportion of the overall network cost, products that are based on technologies that increase the efficient use of bandwidth, such as DAMA and PCMA, offer a means to provide additional customer value. We intend to develop new products and enhance existing products to offer customers a cost-effective two-way broadband solution.

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

     DAMA-based networks provide two primary communications solutions: switching services and access for network users. DAMA satellite networks essentially enable the satellite to act as a switch in the sky. An originator of a communication can use a DAMA-based network to be connected or switched directly to the desired destination either through a single hop to a ground-based gateway where the signal is then routed through the ground-based network or through a single hop point-to-point connection between terminals in the network. In the latter case, the signal is switched directly to the end user by the satellite through the use of an Internet Protocol router embedded in our network control products.

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

     We have also developed advanced satellite networks incorporating our advanced technology using hub and spoke architectures. These networks require all transmissions to be routed through a central ground-based hub location and are most useful for communications from remote locations to a central network location. These networks require two satellite transmissions, or hops, for communication from one remote user to another user.

     We have continued to make further development in our patented PCMA technology, which represents a highly sophisticated technique for two-way satellite communications. PCMA technology is a key example of our advanced signal processing and multiple access techniques. PCMA technology enables two satellite terminals to use the same bandwidth at the same time, enabling satellite networks to support up to twice as many users or double the traffic on a given satellite resource. For users of the same bandwidth, the satellite communications signal represents an aggregate of the signal sent to the other user and the signal received from the other user. PCMA technology permits each user receiving the combined signal to delete the signal that the user sent, leaving only the signal intended to be received. The separation and deletion of the unwanted portion of the signals takes place on the ground by the terminal and does not interfere with the satellite transmission. We have recently developed prototypes and models for the integration and testing of the PCMA technology and have successfully implemented customer networks with products using PCMA technology.

Commercial Markets

Market Opportunity

     The introduction of satellite communications technology in the 1950’s represented a fundamental change in communications networks. A communications satellite, in essence, provides the ability to route a communications signal through the sky. Signals are sent from users on the ground to the satellite, which then amplifies the signal and sends it back to the end-user on the ground. Depending on the altitude of a satellite’s orbit, it can cover a geographic area, or footprint, larger than the size of a continent. The key components of a satellite communications system include:

•	user terminals (indoor unit and outdoor unit) connecting the users to the satellite network,

•	satellites which relay communications signals to and from the users, and

•	gateways that control the satellite network and connect it to communications networks on the ground.

     The essential advantage of satellite communications is that they allow a network provider to rapidly deploy new communications services to large numbers of people anywhere in the footprint of the satellite. Consequently, satellites can be used to deploy communication services in developed and developing markets in a shorter period of time than building ground-based infrastructure. Moreover, in some areas satellite solutions are less expensive than terrestrial wired and wireless alternatives. As satellite communications equipment becomes less expensive and new capabilities emerge in satellite communications technology, we believe that the market for satellite communications offers tremendous growth opportunities.

     The demand in the commercial market for communications network products has been growing in both developed and developing countries. Much of the growth in demand is due to high data rate, or broadband, Internet and corporate network access, which requires transmission speeds that are much higher than traditional voice connections. We believe there are significant opportunities to provide satellite links to fill in gaps in ground-based wired and wireless coverage. The growth projected in the commercial satellite communications industry is expected to be driven by the following major factors: (1) rapidly growing world-wide demand for communications services in general, and broadband data networks in particular, (2) the relative cost-effectiveness of satellite communications for many uses, (3) recent technological advancements which broaden applications for and increase the capacity and efficiency of satellite based networks, and (4) global deregulation and privatization of government-owned telecommunications carriers.

     We provide satellite communications network solutions for multiple segments of the commercial market.

     Data Networks. Satellite networks are well suited for data networks which focus on (1) rapidly deploying new services across large geographic areas, (2) reaching multiple user locations separated by long distances, (3) filling in gaps or providing support for data points of congestion, or bottlenecks, in ground-based communications networks, and (4) providing communications capabilities in remote locations and in emerging markets where ground-based infrastructure has not yet been developed.

     Corporate users are increasingly appreciating the benefits of satellite networks as they realize the advantages described above. Satellite networks are experiencing growing acceptance as a substitute for, or supplement to, ground-based communications services such as frame relay, digital subscriber lines, fiber optic cables, and Integrated Services Digital Networks (ISDN). We believe satellite data network products and services will continue to present us with growth opportunities as commercial data networks using satellites continue to expand in developed and developing markets throughout the world.

     Internet Applications. The Internet is evolving into a global medium, allowing millions of individuals throughout the world to communicate, share information, and engage in electronic commerce. In recent years, there has been an increase in the use of satellites for Internet traffic. This growth has been centered on connecting consumers and businesses with the Internet. Satellite capacity is being used primarily where fiber cable is prohibitively expensive or rare, such as rural areas or emerging countries.

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

     StarWire. Our StarWire VSAT products employing DAMA technology provide mesh broadband data, video and voice services via satellite to remote locations and areas that lack adequate ground-based communications infrastructure. Using frequency pre-correction, one of our resource management techniques, StarWire provides high levels of DAMA operating efficiency. In addition, all of our StarWire products are embedded with Internet Protocol routing and are compatible with Internet and Intranet applications. Our StarWire line currently consists of two terminal products and a network control system.

     Our Calypso terminal has up to two DAMA channels and operating rates from 4.8 kbps to 2 Mbps. This terminal is ideal for backup and restoral of ground-based networks, file transfers, extending coverage of existing ground-based communications networks, and networks with multiple server locations such as corporate Intranets. Many features and functions of the Calypso terminal are implemented in our advanced software and are downloadable over the satellite. This flexibility makes the implementation of new enhancements and features easy, extends the life of the equipment and enables the terminal to quickly adapt to different network protocols.

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

     The StarWire product line also consists of a scaleable network control system consisting of a computer workstation and network server similar to the StarWire subscriber terminals, which together essentially function as a switchboard in the sky. This system performs real-time circuit assignment, system-wide resource management, and extensive network management. The system can assign network resources in three ways: (1) on demand, (2) by reservation one time or periodically, and (3) permanently. The network control systems are Windows NT-based, giving users a graphically rich interface to make the system easy to learn and simple to use. The configuration implements two control channels: inbound for satellite resource requests and outbound for resource assignment. The StarWire network control system is significantly less expensive than large installations required by conventional VSAT systems. The network control system works to further enhance the optimization of the network with comprehensive monitoring of peak loading, utilization percentages, blocking statistics, network-wide status, terminal configurations, and diagnostics.

     Skylinx. Our Skylinx VSAT product is a competitively priced VSAT terminal based on DAMA technology. This product is designed to provide inexpensive, toll quality telephone service for voice and fax communication for small businesses and cities in areas lacking adequate telephone infrastructure. An important feature of the Skylinx terminal is the large number of telephone interfaces that it supports. The ability to interface with many different telephone protocols gives the Skylinx terminal a much larger addressable market as compared to other VSAT systems which normally only support one or two voice interfaces. These voice protocols include 2-wire E&M, 4-wire E&M, MF, DTMF, R2, China #1, SS#5, and SS#7. The Skylinx VSAT terminal’s flexibility, in conjunction with the Skylinx network control system, allows common or custom numbering plans, downloadable channel unit circuit types, interfaces and signaling systems. This enables a network to accommodate specific customer requirements for private business telephony, public rural telephony and disaster recovery. In addition, a single Skylinx network control system can support up to 62,000 subscribers in the network. We believe the Skylinx terminals offer a cost-effective communications solution for rural telephony users who have historically been without service.

     SkyRelay. Our SkyRelay products are based on TDM/TDMA technology and are designed for transaction-oriented, single point to multi-point satellite networks. The feature that distinguishes a TDM/TDMA network from other satellite networks is that information for each specific site is quickly transmitted a few bits at a time instead of being all sent in one continuous transmission. The SkyRelay VSAT terminal product is designed to efficiently distribute large amounts of data through a network from a central hub location to many remote users. The SkyRelay is a VSAT product supporting multiple data protocols, including X.25, SDLC/SNA, BSC 2780, 3780, BSC 3270, Async, and Internet Protocol routing. The ability to interface with many different data protocols gives SkyRelay networks a much larger addressable market as compared to other VSAT data communication systems that support fewer data protocols. Protocols may be assigned on a port-by-port basis on the SkyRelay terminals with different ports using different protocols. All protocol parameters are configured remotely by the network management system and then downloaded to the remote site.

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

     LINKWAY. Our LINKWAY product is a broadband, multi-protocol networking, hubless VSAT system that enables users to cost effectively integrate a variety of applications into one network — in mesh, star, or multi-star hybrid topologies. LINKWAY provides broadband connections efficiently and cost-effectively by reducing satellite airtime costs. The LINKWAY VSAT product, developed by Comsat Laboratories, connects to users’ networking applications using IP, ATM, Frame Relay, and ISDN protocols. The LINKWAY product family consists of three terminals: LINKWAY 2000, LINKWAY 2100 and linkway.IP. All terminals are interoperable over C-band or Ku-band fixed satellite services (FSS) satellites with fixed-beam, split-beam or cross-strapped configurations. Comsat Laboratories’ quick-commissioning feature makes LINKWAY VSATs easy to install and operate.

     LinkStar. LinkStar is a two-way, broadband VSAT system for service providers, ISPs, and corporate networking that offers more efficiency and higher data rates than generally offered by other TDMA systems. The LinkStar terminal forward channel provides a total capacity of approximately 60 Mbps, and return channels to the LinkStar hub can operate at speeds up to 1.15 Mbps. LinkStar combines broadband access and a high-speed return channel to satisfy bandwidth-intensive applications using IP data over existing C-band and Ku-band FSS satellites. This product, developed by Comsat Laboratories, uses dynamic bandwidth allocation combined with guaranteed Quality of Service (QoS) and transmission control protocol (TCP) acceleration features to make LinkStar more efficient and operate at higher transmission speeds than other TDMA systems. The combination automatically increases the speed of the satellite return channel to give LinkStar users the throughput needed for high-speed applications, such as transferring large data files or using multimedia applications.

     As a DVB-based platform, LinkStar enables service providers and satellite operators worldwide to build standards-based networks for IP data, Internet access, video streaming, telemedicine, voice over IP, or distance learning. Operating on a platform near the DVB-RCS standard plus turbo coding ensures a state-of-the-art standards based approach. The LinkStar products simple, web-based network management connects from a standard browser to configure, control, and manage the entire LinkStar VSAT network. The Regional Network Control Center (RNCC) also can provide traffic statistics, call detail records, and SNMP interface. Operators can download software to remote terminals without site visits. The system can scale to 10,000 sites per RNCC and up to 100,000 network nodes using multiple hubs.

     New VSAT Network Product Development. We continually strive to develop new commercial products and services, both from our research and development efforts as well as through leveraging our government technologies and techniques to commercial applications. For example, we intend to continue to implement our PCMA technology into products in the near future. In addition, with the recent acquisition of Comsat Laboratories and USM, we have gained a wide range of new technologies and products. We intend to harmonize our products and technologies with the products and technologies of Comsat Laboratories and USM to create derivative products and technologies composed of the strengths and best features of each of our combined products and technologies.

     We currently expect to launch our new ArcLight product, which both incorporates our patented PCMA technology and represents a harmonization of ViaSat’s technologies with some of the advanced technologies of the Satellite Networks Business purchased from Scientific-Atlanta in 2001 (“Satellite Networks Business”), in the latter part of 2002. ArcLight is designed to be the next generation VSAT, delivering both low-speed transactions as well as interactive broadband to service providers and enterprise users.

     Communications and Tracking Systems. Our communications and tracking systems products are designed for four market segments: (1) gateway infrastructure, (2) remote sensing ground stations, (3) antenna systems and (4) tracking, telemetry and command ground stations. Communications and tracking systems products consist of essentially the same three components: a large satellite antenna dish, a high-powered radio transmitter and receiver, and an ultra high-speed satellite modem. The modems integrated into these systems can process data at rates of up to 150 Mbps per second, depending on the application of the satellite system. These systems support functions in the L, S, X, Ku, and Ka-band frequency spectrums.

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

     We believe that we will continue to derive many benefits and efficiencies from our gateway building capabilities. Since the gateway is the most complex and central component of any network, the optimization of the gateway for the specific network use is critical to optimizing the performance of the entire network. The ability to provide gateways and integrate those gateways into our innovative network solutions will provide us with an advantage over other network manufacturers and integrators, most of which purchase gateways from third parties. Our Satellite Ground Systems group has extensive experience in developing gateways for systems using Ka-band technologies. We believe these new technologies are the cornerstone of emerging satellite services like broadband on demand.

     Remote Sensing Ground Stations. Our Satellite Ground Systems group has been a leader in the satellite imaging and remote sensing ground station market for over 20 years. Remote sensing ground stations receive images of the earth transmitted from low earth orbit satellites. These images are often collected for both civilian and military purposes. Our remote sensing ground station products typically include a personal computer with software to provide satellite pre-mission planning, automated pre-pass set-up, system performance integrity analysis, signal routing assignments, and maintenance actions.

     Antenna Systems. Our antenna products provide standard off the shelf antenna solutions for typical geostationary satellite applications. Although our antenna systems are often sold and integrated with our other satellite communication products, we also offer a wide range of antenna systems as separate units. Our antennas range from 3.6 meters to 18 meters in diameter depending on the power of the transmissions from the satellite. Customers of our antenna systems include cable TV uplink stations and cable system providers that operate head-end receive stations, VSAT hub stations, and various satellite communication system integrators that require traditional satellite communication capability.

     Tracking, Telemetry and Command Systems. Our tracking, telemetry and command products are designed to provide a means for monitoring and controlling satellites in orbit. The telemetry subsystem in the satellite supplies measurements of various parameters to an earth station that is responsible for the satellite management. The tracking systems provide the tracking and command functions of the system. The tracking subsystem provides the facilities by which the satellite orbit can be determined. Satellites operating in low earth orbit need to have their orbit parameters determined so that their passage over the earth station can be accurately predicted. The command subsystem provides the means by which the satellite is controlled.

     Network Integration Services. We provide a suite of network integration services. Network integration services are a primary competitive advantage we maintain in the commercial satellite communications industry. Most of the manufacturers in this industry do not perform complex and customized network integration. Instead, most manufacturers only sell hardware and software communications products. Although some companies build standardized networks limited to the applications offered by the hardware and software used in the network, we are one of the few companies that develop complex, fully-operational networks integrating thousands of advanced hardware and software communications products. With expertise in satellite network engineering, gateway construction, and remote terminal manufacturing for all types of interactive communications services, we take end-to-end responsibility for building, initially operating, and then handing over a fully operational, customized satellite network. Often our development efforts in building these complex networks results in the development of both new and enhanced technologies that can be leveraged to generate future products and services.

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

     In January 2001, we formed a joint venture with Loral Skynet, Immeon Networks L.L.C., which offers metered bandwidth on demand satellite based communication services. See — Strategic Ventures below for a more detailed discussion on Immeon Networks. Our turnkey network services include the provision of bandwidth to our customers by procuring satellite transponder capacity, which we obtain from third parties on an as-needed basis. We provide on-site installation of our equipment sold to customers, systems integration and training of customer on-site personnel. We also provide our customers with access to our network operations centers (NOC) and to our network control systems for users of our VSAT terminal products. Although pricing terms vary, we offer flexible terms for our network services based on both a fixed recurring charge per site or variable pricing based on usage. We package satellite bandwidth together with our network operation services and the use of our network control systems to provide our customers with immediate access to a satellite network.

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

Strategic Ventures

     Immeon. In January 2001 we entered into a joint venture with Loral Skynet, a division of Loral Space & Communications Ltd., to offer metered satellite bandwidth on demand. Immeon is a wireless, satellite-based bandwidth-on-demand network, that provides wideband IP services to its customers using VSAT terminals located anywhere in the United States. All Immeon resources within the network are controlled and monitored by ViaSat’s network operations center (NOC) operated by ViaSat personnel. Immeon network access terminals are located at customers’ facilities and provide the network interface between the satellite network and the enterprise LAN/WAN using industry standard IP protocol and Ethernet interfaces.

     TrellisWare Technologies. In August 2000 we established TrellisWare Technologies Inc., a majority-owned spin-off of ViaSat. TrellisWare was formed to focus on developing products based on maximum likelihood processing technology, a signal processing technology that is expected to greatly improve the performance of broadband communications in challenging environments (multipath, interference and high channel dynamics).

     We expect to continue to actively seek strategic relationships and ventures with companies whose financial, marketing, operational or technological resources can accelerate the introduction of new technologies and penetration of new markets.

Customers

     The majority of our customers for our commercial products and services are satellite network integrators, large communications service providers and corporations requiring complex communications networks. Over the past couple of years, we have significantly expanded our commercial customer base both domestically and internationally.

     Significant customers of our commercial business in the last fiscal year included Eutlesat, Astrolink, Boeing, Telespazio, Gedas, Inc., Shoppers Drug Mart, WildBlue, Shanghai Stock Exchange, and Science Applications International Corporation (SAIC). Eutlesat and Telespazio installed multiple hubs and are deploying user terminals for our newest VSAT network product — LinkStar. Gedas (the IT division of Volkswagen), Shoppers Drug Mart (Canada’s leading drug retailing chain) and the Shanghai Stock Exchange (China’s largest equities market), all extended their contracts with us for SkyRelay data networks that perform critical application functions for their day-to-day business operations. We have completed a significant portion of the development and are currently producing receiver/transmitter subsystems for Connexion by Boeing to provide broadband service for air travelers. We continued our rollout, expansion and operation of the SAIC global broadband network for oil and gas exploration, based on the StarWire product line.

Sales and Marketing

     We primarily use direct sales channels to market and sell our products and services. Our marketing and sales activities are organized geographically in domestic and global markets. In addition, Comsat Laboratories provides us with an additional international sales presence in global and regional markets. As a result of the acquisition, our sales and marketing group has grown to include approximately 25 persons, with approximately one half located outside the United States.

     Our sales teams consist of regional sales directors, regional sales managers and sales engineers, who act as the primary interface to establish account relationships and determine technical requirements for the customers networks. In addition to our sales force, we maintain a highly trained service staff to provide technical product and service support to our customers. The sales cycle in the commercial satellite network market is lengthy and it is not unusual for a sale to take up to 18 months from the initial contact through the execution of the agreement. The sales process often includes several network design iterations, network demonstrations, and pilot networks consisting of a few sites.

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

     Our principal competitors in the supply of commercial satellite data networks are Hughes Network Systems, Gilat Satellite Networks Ltd., Motorola, Inc., EMS Technologies, Inc., Nera ASA, and NEC Corporation, each of which offers a broad range of satellite communications products and services. In competing with these companies, we emphasize:

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

     The break-up of the Soviet Union has caused the U.S. military to de-emphasize strategic missions and shift towards more localized tactical roles such as peacekeeping, counter-terrorism, counter-insurgency and drug enforcement all of which was underscored this past year in the events around the September 11, 2001 terrorist attacks. These missions create new demands for rapidly deployable, mobile connectivity. In addition, past reductions in the defense budget have led to a numerically smaller, more technologically advanced military force. As a result, defense networks are increasingly built around advanced technologies and products providing high-speed transmissions of digital tactical data.

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

     We believe that we are well positioned to take advantage of the trends in the defense industry. Our leadership in the UHF DAMA market and communications test equipment, and our selection as one of only three current U.S. government certified manufacturers of Link-16 MIDS terminals, provide an advantage for future United States and international procurements in these areas and a foundation from which to expand our sales opportunities. We intend to continue inserting our commercial technology and applying commercial products and standards into government applications to expand our traditional opportunities by both increasing capabilities and functionality of our government products as well as increasing the cost competitiveness of these offerings.

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

     AN/PSC-5 Terminal is also known as the Spitfire. The Spitfire is a battery-operated UHF satellite radio that Raytheon Systems Company builds for the U.S. Army. Spitfires are used to send encrypted voice, electronic mail, fax or other data via satellite. Our DAMA modem, which is a central component of the Spitfire, allows the radio operator to automatically request a portion of a satellite channel for a selected destination at the time the operator needs to send a message or transmit data. The Spitfire radio, combined with a portable satellite antenna, can be used to transmit secure voice or other data from almost anywhere in the world. We have provided over 9,800 DAMA modems to Raytheon for the Spitfire. A next-generation modem development is underway with a recent order for 4,000 modems for application in Raytheon's extended Skyfire and Shadowfire line of radios as well as other applications such as the Tomahawk missile program.

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

     DOCCT/S is our trainer and simulator product. By simulating signals, this product enables users to integrate and test UHF DAMA systems as well as train UHF DAMA users without actually accessing the DAMA network through the satellite. Access to this tool simplifies the user's activity by providing realistic communications experiences without the difficult and expensive process of obtaining satellite resources. An optional antenna system provides line of sight channel simulation for pre- and post-mission checkout of UHF DAMA terminals currently installed aboard a user's platform.

     LINK-16 Products. Link-16 is a high performance broadband data link system selected by the U.S. government and international allied nations to support networked information transmission across a variety of air, sea and ground-based platforms. The Link-16 system is a wireless line-of-sight system used to communicate among ground and airborne military users without the use of a satellite. We were selected by the U.S. government as a new Link-16 terminal contractor, and only one of three current U.S. government qualified manufacturers of Link-16 MIDS terminals. The Link-16 market segment has significant technology and data certification barriers to entry, and the U.S. and international military portion of the Link-16 MIDS market is expected to total approximately 8,000 units and generate approximately $2 billion in revenues for Link-16 providers over the next five to ten years. In addition, this market may experience growth from non-military applications and the development of other related Link-16 products and test equipment. Our Link-16 products include MIDS terminals, monitoring products and test products.

     Multifunction Information Distribution System, or MIDS, terminals are designed to operate in a highly secure, high performance wireless networking system that allows military platforms, including fighter aircraft, ships, command and control aircraft, and ground-based units, to share critical real-time information. Platforms that employ MIDS/Link-16 within a theater of operation use it to first collect tactical information from each user's on-board sensors such as radars, early warning electronic warfare systems, and electronic identification systems and then disseminate a packaged set of information back to the other network users. By sharing this critical information, MIDS allows each user in a Link-16 network to maintain a real-time situational awareness picture of the entire battle space. Our MIDS terminals communicate in a Link-16 network using a complex, highly secure waveform. This waveform is designed to provide reliable communications to multiple users within a hostile electromagnetic environment. It employs many advanced techniques, such as direct sequence spread spectrum, frequency hopping, error detection and correction coding, and encryption, to ensure maximum robustness and jam resistance. The first U.S. platforms to receive MIDS will be the Navy F /A-18 fighter aircraft and the Air Force F-16 Fighting Falcon. Other platforms include U.S. ground-based Command and Control platforms, bomber aircraft, ships, submarines, the French Rafael fighter, the European EF-2000, Italy's AMX /Tornado fighters, and Spain's EF-18 fighters.

     Link-16 Monitoring and Test Products. These include monitoring products such as the one we developed for Northrop Grumman s Link-16 Monitoring System which provides the capability to receive transmissions, complete with signal quality measures, for monitoring and analyzing a Link-16 wireless network. The Link-16 Simulator is another of our test products that allows the generation of low power Link-16 signals representing many different participants in the network for testing of Link-16 equipment in a dynamic, dense environment.

     Communication Navigation And Identification Environment Simulators. These products are comprised of large systems designed to simulate realistic radio environments and are used to test how well surveillance or other radio systems work in the presence of various and changing communications signals. The simulation product generates a large number of very accurate radio frequency signals that can be radiated and received by the equipment under test or potentially directly inserted into multiple antenna ports. The U.S. military forces have found it critical to accurately and quickly transmit information during air combat situations, not only between various U.S. military component systems, but also among our allies. Historically, these systems needed to be tested while aircraft were in-flight simulated combat. ViaSat's Communications Environment Simulator (CES) allows the U.S. military and its allies to integrate, test, and evaluate communications systems without incurring the expense or danger of in-flight simulated combat testing. The U.S. military and major aerospace firms have awarded ViaSat more than $60 million for the CES products and technology. For example, Lockheed Martin purchased this system to facilitate its internal system integration, testing, and weapon system support. In addition, GTE Inc. uses a product similar to CES for advanced weapon and sensor system testing and evaluation.

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

     ViaSat Internet Protocol Crypto. Our KIV-21 Crypto product encrypts classified information so that it can be transmitted over communications networks, ground-based or satellite. This product enables classified private networks to be set up and operated over unclassified networks such as the public Internet. KIV-21 Crypto was approved in 2000 by the National Security Agency for transmission of classified information classified up to Top Secret. Interesting applications that KIV-21 is especially suited for include coalition interoperability missions and industrial security. The industrial security application allows defense contractors to establish wide area secure networks between geographically separated development teams.

     INFOSEC Business. The release of the KIV-21 has opened the door for other opportunities to provide high grade secure communications technology to the marketplace. We currently have relationships with several customers to embed high-grade security into their products. This product was recently added to a multi-vendor, three-year $300 million requirements contract. The most significant aspect of this contract is the growing size of the market for these types of security product solutions. This is a rapidly growing business that typically involves custom designing a crypto module to satisfy requirements specific to each customer. We have created a flexible and modular security architecture that can be adapted and modified to diverse applications needed by customers. This allows us to provide custom, cost effective solutions that ordinarily would be very expensive.

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

Research and Development

     We believe that future success depends on the ability to adapt to the rapidly changing satellite communications and related signal processing and networking software environment. Therefore, the continued timely development and introduction of new products is essential in maintaining our competitive position. We develop most of our products in-house and currently have a research and development and engineering staff that includes over 500 engineers. A significant portion of our research and development efforts in the defense industry has generally been conducted in direct response to the specific requirements of a customer’s order and, accordingly, these amounts are included in the cost of sales when incurred and the related funding is included in revenues at that time. In contrast, a substantial portion of the research and development efforts of COMSAT Laboratories and USM have been focused on the development of commercial products and services.

     Our revenues for research and development funded by government and commercial customers during the fiscal year 2000 were approximately $35.0 million, during fiscal year 2001 were approximately $79.0 million, and during fiscal year 2002 were approximately $75.2 million. In addition, we invested $7.6 million, $6.2 million and $9.4 million in fiscal years 2000, 2001, and 2002, respectively, on independent research and development, which is not directly funded by a third party. Funded research and development contains a profit component and is therefore not directly comparable to independent research and development. As a government contractor, we also are able to recover a portion of our independent research and development expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs.

     Historically we have benefited from the Small Business Innovation Research program, known as SBIR, through which the government provides research and development funding for companies with fewer than 500 employees. As we have grown, our reliance on SBIR funding for research and development has significantly decreased. In fiscal year 2001 we became ineligible for SBIR funding due to the increased size of our company. Nevertheless, we plan to build from this established technology base to further develop products for commercial applications.

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

Therefore, our internal manufacturing capability for standard products has been, and is expected to continue to be, very limited, and we intend to rely on contract manufacturers for large-scale manufacturing.

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

Backlog

     As of March 31, 2002, we had firm backlog of $139.4 million, of which $124.2 million was funded. This compares to firm backlog of $236.2 million at March 31, 2001, of which $212.3 million was funded, not including options of $55.4 million. Of the $139.4 million in firm backlog at March 31, 2002, approximately $120.0 million is expected to be delivered in fiscal year 2003, approximately $19.0 million is expected to be delivered in fiscal year 2004 and the balance is expected to be delivered in fiscal year 2005 and thereafter. The decrease in backlog primarily results from de-bookings of approximately $104.8 million related to Astrolink. Total new awards for both commercial and defense products were $238.8 million for fiscal year 2001 compared to $191.9 million for fiscal year 2002. We include in our backlog only those orders for which we have accepted purchase orders. Our firm backlog does not include contract options of $48.8 million. These options include $39.5 million of Indefinite Delivery/Indefinite Quantity (IDIQ) contracts for our UHF DAMA satellite communications products and $7.8 million of IDIQ contracts for our other products.

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

     Our federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs and for payment of a fee. The fee may be either fixed by the contract or variable, based upon cost control, quality, delivery and the customer’s subjective evaluation of the work. Under time-and-materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed for the cost of materials purchased to perform the contract. Under a fixed-price contract, we agree to perform specific work for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. Revenues generated from contracts with the federal government or our prime contractors for fiscal year 2002 were approximately 10% from cost-reimbursement contracts, approximately 1% from time-and-materials contracts and approximately 89% from fixed-price contracts of total revenues.

     Our allowable federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency. Audits may result in non-reimbursement of some contract costs and fees. While the government reserves the right to conduct further audits, audits conducted for periods through fiscal year 1998 have resulted in no material cost recovery disallowances for us.

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

Employees

     As of March 31, 2002, we had 867 employees (of which 47 were temporary employees), including over 432 in research and development, 26 in sales and marketing, 191 in production, and 218 in corporate, administration and production coordination. None of our employees are covered by a collective bargaining agreement and we have never experienced any strike or work stoppage. We believe that our relations with our employees are good.

Factors That May Affect Future Performance

     You should consider each of the following factors as well as the other information in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case the trading price of our common stock could decline. You should also refer to the other information set forth in this Annual Report, including our financial statements and the related notes.

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

If Commercial Wireless Communications Markets Fail to Grow as Anticipated, Our Business Could Be Materially Harmed

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

Our Reliance on U.S. Government Contracts Exposes Us To Significant Risks

     Approximately 38% of our revenues in fiscal year 2001 and 32% of our revenues in fiscal year 2002 were derived from U.S. government applications. Although the recent growth of our commercial business has substantially reduced our dependence on U.S. government business, this business will continue to represent a significant portion of our revenues for the foreseeable future. U.S. government business exposes us to various risks, including:

•	unexpected contract or project terminations or suspensions,

•	unpredictable order placements, reductions or cancellations,

•	reductions in government funds available for our projects due to government policy changes, budget cuts and contract adjustments,

•	penalties arising from post-award contract audits,

•	cost audits in which the value of our contracts may be reduced,

•	higher-than-expected final costs, particularly relating to software and hardware development, for work performed under contracts where we commit to specified deliveries for a fixed price,

•	limited profitability from cost-reimbursement contracts under which the amount of profit is limited to a specified amount, and

•	unpredictable cash collections of unbilled receivables that may be subject to acceptance of contract deliverables by the customer and contract close-out procedures, including government approval of final indirect rates.

     In addition, substantially all of our U.S. government backlog scheduled for delivery can be terminated at the convenience of the U.S. government because our contracts with the U.S. government typically provide that orders may be terminated with limited or no penalties. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

We Face Risks from the Domestic and Global Slowdown

     The global economy is in the midst of a slowdown that has had significant effects on markets that we serve, particularly satellite communications equipment manufacturers and network operators. This downturn has had a negative effect on our revenues. We cannot predict the depth or duration of this downturn, and if it grows more severe or continues for a long period of time, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development during this downturn, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.

     Further, because current domestic and global economic conditions and economies are extremely uncertain, it is difficult to estimate the growth in various parts of the economy, including the markets in which we participate. Because parts of our budgeting and forecasting are reliant on estimates of growth in the markets we serve, the current economic uncertainty renders estimates of future income and expenditures even more difficult than usual to formulate. The future direction of the overall domestic and global economies could have a significant impact on our overall financial performance and impair the value of our common stock.

If Our Customers Experience Financial or Other Difficulties, Our Business Could Be Materially Harmed

     A number of our commercial customers have in the past, and may in the future experience financial difficulties. Many of our commercial customers face risks that are similar to those we encounter, including risks associated with market growth, acceptance by the market of products and services, and the ability to obtain sufficient capital. We cannot assure you that our customers will be successful in managing these risks. If our customers do not successfully manage these types of risks, it could impair our ability to generate revenues, collect amounts due from these customers and materially harm our business.

     In particular, on December 5, 2001 one of our customers, Astrolink International LLC, terminated for convenience two of our ground segment contracts. The termination requires Astrolink to pay us a termination amount that is based on a predetermined formula provided by the two contracts. At the time of termination, one of Astrolink’s major investors had announced that it would not invest further in the Astrolink program. Astrolink contracts, in total, accounted for approximately 10% of our revenues in fiscal year 2002. The assets at risk to Astrolink as of March 31, 2002 were accounts receivable of approximately $6.3 million and $2.5 million for prepaid airtime on Astrolink satellites. We expect that our assets at risk will exceed $8.8 million, however, the additional amount of assets at risk is not determinable at this time. Further, we expect to incur additional costs associated with winding down the program and terminating the contracts of our subcontractors on the program. We are having continuing discussions with Astrolink, Astrolink’s investors, and other interested parties regarding potential alternatives for the Astrolink project. We cannot, however, make assurances that the assets at risk or the contractual termination amounts will be fully recovered. If Astrolink is unable to successfully restructure its operations or obtain additional funding, it would substantially limit our ability to recover the assets at risk and could cause us to incur substantial losses and impair the value of our common stock.

     Other major communications infrastructure programs, such as proposed satellite communications systems, are important sources of our current and planned future revenues. We also participate in a number of defense programs. Programs of these types cannot proceed unless the customer can raise adequate funds, from either governmental or private sources. As a result, our expected revenues can be adversely affected by political developments or by conditions in private capital markets. They can also be adversely affected if private capital markets are not receptive to a customer’s proposed business plans. If our customers are unable to raise adequate funds it could materially harm our business and impair the value of our common stock.

     Two commercial customers on which we are relying in part for future revenue growth face challenges that could result in their failure to deploy planned systems in accordance with current schedules. We believe that Wildblue Communications, with which we have a large contract for the development of satellite modems and satellite modem termination systems for a planned Ka-band broadband Internet platform, may need to raise additional funds in the near future in order to remain viable, and may have difficulty obtaining such funds. Similarly, Connexion by Boeing, which has awarded us a contract to design and manufacture receive-and- transmit subsystems and other components for a satellite in-flight data network, faces substantial challenges with respect to the development of its system. Several airlines that had partnered with Boeing on the Connexion project publicly announced withdrawal from the project during fiscal year 2002. Any failure on the part of either Wildblue Communications or Boeing to deploy successfully its intended system as a result of lack of funding or other difficulties could materially harm our business and impair the value of our common stock.

A Significant Portion of Our Revenues is Derived from a Few of Our Contracts

     A small number of our contracts account for a significant percentage of our revenues. Historically, our largest revenue producing contracts have been U.S. government contracts related to our UHF DAMA technology, which generated approximately 9% of our revenues in fiscal year 2001 and 10% of our revenues in fiscal year 2002. Our five largest contracts generated approximately 36% of our revenues in fiscal year 2001 and 33% of our revenues in fiscal year 2002. The failure of these customers to place additional orders or to maintain these contracts with us for any reason, including any downturn in their business or financial condition, or our inability to renew or replace our contracts with these customers when they expire could materially harm our business and impair the value of our common stock.

We Depend Heavily on the VSAT Market

     We derived approximately 29% of our product revenues in fiscal year 2001 and 31% of our product revenues in fiscal year 2002 from sales of VSAT communications networks. While the market for VSAT communications networks and services has grown steadily since its inception in the mid-1980s, this market may not continue to grow or VSAT technology may be replaced by an alternative technology. A significant decline in this market or the replacement of VSAT technology by an alternative technology could materially harm our business and impair the value of our common stock.

Our Credit Facility Contains Restrictions that Could Limit Our Ability to Implement Our Business Plan

     The restrictions contained in our revolving/term facility may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. In addition, if we fail to meet the covenants contained in our revolving/term facility, repayment of our outstanding indebtedness may be accelerated. Such indebtedness, among other things, restricts our ability to do the following:

•	incur additional indebtedness,

•	create liens,

•	make certain payments, including payments of dividends in respect of capital stock,

•	consolidate, merge and sell assets,

•	engage in certain transactions with affiliates, and

•	make acquisitions.

     In addition, such indebtedness requires us to maintain certain ratios, including:

•	debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and

•	quick ratio (sum of cash, accounts receivable and marketable securities to current liabilities),

     and to satisfy certain tests, including tests relating to:

•	limits on capital expenditures,

•	minimum quarterly EBITDA, and

•	minimum tangible net worth.

     As of March 31, 2002, we were in violation of the minimum quarterly EBITDA limit and the minimum tangible net worth limit financial covenants of our revolving/term facility. The Administrative Agent and lenders have indicted that we will be provided a waiver for the financial covenant violation. However, we cannot assure you that such waiver will be forthcoming, or that we will be able to comply with our financial covenants in the future, or that any further financial covenant violations will be waived. Any violation that is not waived could result in an event of default, permitting the Administrative Agent and lenders to suspend commitments to make any advance, to declare notes and interest thereon due and payable, and to require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to comply with our financial covenants, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms that are acceptable to us, if at all.

Our Success Depends on the Development of New Satellite and Other Wireless Communications Products and Our Ability to Gain Acceptance of These Products

     The wireless communications market in general, and the satellite communications market in particular, are subject to rapid technological change, frequent new and enhanced product introductions, product obsolescence and changes in user requirements. Our ability to compete successfully in these markets depends on our success in applying our expertise and technology to existing and emerging satellite and other wireless communications markets. Our ability to compete in these markets also depends in large part on our ability to successfully develop, introduce and sell new products and enhancements on a timely and cost-effective basis that respond to ever-changing customer requirements. Our ability to successfully introduce new products depends on several factors, including:

•	successful integration of various elements of our complex technologies and system architectures,

•	timely completion and introduction of new product designs,

•	achievement of acceptable product costs,

•	timely and efficient implementation of our manufacturing and assembly processes and cost reduction efforts,

•	establishment of close working relationships with major customers for the design of their new wireless communications systems incorporating our products,

•	development of competitive products by competitors,

•	marketing and pricing strategies of our competitors with respect to competitive products, and

•	market acceptance of our new products.

     We cannot assure you that our product development efforts for communications products will be successful or that any new products that we develop, including ArcLight, Surfbeam and LinkStar, will achieve market acceptance. We may experience difficulties that could delay or prevent us from successfully selecting, developing, manufacturing or marketing new products or enhancements. In addition, defects may be found in our products after we begin deliveries, which could result in the delay or loss of market acceptance. If we are unable to design, manufacture, integrate and market profitable new products for existing or emerging communications markets, it could materially harm our business and impair the value of our common stock.

A Decrease in the Selling Prices of Our Products Could Materially Harm Our Business

     The average selling prices of wireless communications products historically decline over product life cycles. In particular, we expect the average selling prices of our products to decline as a result of competitive pricing pressures and customers who negotiate discounts based on large unit volumes. We also expect that competition in this industry will continue to increase. To offset these price decreases, we intend to rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacturing process of existing products and on the introduction of new products with advanced features that can be sold at higher prices. However, we cannot assure you that we will be able to obtain any yield improvements or cost reductions or introduce any new products in the future. To the extent that we do not reduce costs or introduce new products in a timely manner, or our new products do not achieve market acceptance, it could materially harm our business and impair the value of our common stock.

Our Development Contracts May Be Difficult for Us to Comply With and May Expose Us to Third-Party Claims for Damages

     We are often party to government and commercial contracts that involve the development of new products. We derived approximately 48% of our revenues in fiscal year 2001 and 38% of our revenues in fiscal year 2002 from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you that we will comply with these performance obligations or meet these project milestones. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones. In the past, when we have not complied with the performance obligations or project milestones in a contract, generally, the other party has not elected to terminate the contract or seek damages from us. However, we cannot assure you that in the future other parties will not terminate their contracts or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

We May Experience Losses from Our Fixed-Price Contracts

     Approximately 94% of our revenues in fiscal year 2001 and 97% of our revenues in fiscal year 2002 were derived from contracts with fixed prices. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. We believe that a high percentage of our contracts will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you that our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

We Expect to Increase Our Research and Development Costs, Which Could Significantly Reduce Our Profitability

     Our future growth depends on penetrating new markets, adapting existing satellite communications products to new applications, and introducing new communications products that achieve market acceptance. Accordingly, we are actively applying our communications expertise to design and develop new hardware and software products and enhance existing products. We expended $6.2 million in fiscal year 2001 and $9.4 million in fiscal year 2002 on research and development activities. We expect to increase the amount we spend on research and development in the near future. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the near future. Our research and development program may not produce successful results, which could materially harm our business and impair the value of our common stock.

Our Reliance on a Limited Number of Third Parties to Manufacture and Supply Our Products Exposes Us to Various Risks

     Our internal manufacturing capacity is limited and we do not intend to expand that capability in the foreseeable future. We rely on a limited number of contract manufacturers to produce our products and expect to rely increasingly on these manufacturers in the future. In addition, some components, subassemblies and services necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers. In particular, Texas Instruments is a sole source supplier of digital signal processing chips, which are critical components in substantially all of our products.

     Our reliance on contract manufacturers and on sole suppliers or a limited group of suppliers involves several risks. We may not be able to obtain an adequate supply of required components, and our control over the price, timely delivery, reliability and quality of finished products may be reduced. The process of manufacturing our products and some of our components and subassemblies is extremely complex. We have in the past experienced and may in the future experience delays in the delivery of and quality problems with products and components and subassemblies from vendors. Some of the suppliers that we rely upon have relatively limited financial and other resources. If we are not able to obtain timely deliveries of components and subassemblies of acceptable quality or if we are otherwise required to seek alternative sources of supply, or to manufacture our finished products or components and subassemblies internally, it could delay or prevent us from delivering our systems promptly and at high quality. This failure could damage relationships with current or prospective customers, which, in turn, could materially harm our business and impair the value of our common stock.

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

     Litigation may be necessary to protect our intellectual property rights and trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. We cannot assure you that infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will not be asserted against us in the future. If any claims or actions are asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. We cannot assure you, however, that a license will be available under reasonable terms or at all. Litigation of intellectual property claims could be extremely expensive and time consuming, which could materially harm our business, regardless of the outcome of the litigation. If our products are found to infringe upon the rights of third parties, we may be forced to incur substantial costs to develop alternative products. We cannot assure you that we would be able to develop alternative products or that if these alternative products were developed, they would perform as required or be accepted in the applicable markets. If we are unable to address any of the risks described above relating to the protection of our proprietary rights, it could materially harm our business and impair the value of our common stock.

The Markets We Serve Are Highly Competitive and Our Competitors May Have Greater Resources Than Us

     The wireless communications industry is highly competitive and competition is increasing. In addition, because our industry is evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and who may introduce new competing technologies, products or services into our markets. Currently, we face substantial competition from domestic and international wireless and ground-based communications service providers in the commercial and government industries. Many of our competitors and potential competitors have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources, and control over central communications networks. In addition, some of our customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with us at any time. Increased competition from any of these or other entities could materially harm our business and impair the value of our common stock.

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

We May Engage in Strategic Transactions That Could Result in Significant Charges and Management Disruption and Fail to Enhance Stockholder Value

     From time to time, we consider strategic transactions and alternatives with the goal of maximizing stockholder value, such as the spin-off of TrellisWare Technologies in August 2000 and the formation of the Immeon Networks joint venture in January 2001 with Loral Skynet, a division of Loral Spacecom. These strategic transactions entail a high degree of risk.

     We will continue to evaluate potential strategic transactions and alternatives that we believe may enhance stockholder value. These potential future transactions may include a variety of different business arrangements, including acquisitions, spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Although our goal is to maximize stockholder value, such transactions may have unexpected results that adversely affect our business and the trading price of our common stock. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our operating results and business prospects.

Any Failure to Successfully Integrate Strategic Acquisitions Could Adversely Affect Our Business

     In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include:

•	the difficulty in integrating newly-acquired businesses and operations in an efficient and effective manner,

•	the challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions,

•	the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets,

•	the potential loss of key employees of the acquired businesses,

•	the risk of diverting the attention of senior management from the operations of our business, and

•	the risks of entering markets in which we have less experience.

     Any failure to successfully integrate strategic acquisitions could harm our business and impair the value of our common stock. Furthermore, to complete future acquisitions we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could cause our earnings per share to decline.

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions and Currency Fluctuations

     Approximately 22% of our revenues in fiscal year 2001 and 28% of our revenues in fiscal year 2002 were derived from international sales. We anticipate that international sales will account for an increasing percentage of our revenues over the next several years. Many of these international sales may be denominated in foreign currencies. Because we do not currently engage in nor do we currently anticipate engaging in foreign currency hedging transactions, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.

     There are additional risks in conducting business internationally, including:

•	unexpected changes in regulatory requirements,

•	increased cost of localizing systems in foreign countries,

•	increased sales and marketing and research and development expenses,

•	availability of suitable export financing,

•	timing and availability of export licenses,

•	tariffs and other trade barriers,

•	political and economic instability,

•	challenges in staffing and managing foreign operations,

•	difficulties in managing distributors,

•	potentially adverse tax consequences,

•	potential difficulty in making adequate payment arrangements, and

•	potential difficulty in collecting accounts receivable.

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

Adverse Regulatory Changes Could Impair Our Ability to Sell Products

     Our products are incorporated into wireless communications systems that must comply with various government regulations, including those of the Federal Communications Commission (FCC). In addition, we operate and provide services to customers through the use of several satellite earth hub stations that are licensed by the FCC. Regulatory changes, including changes in the allocation of available frequency spectrum and in the military standards and specifications that define the current satellite networking environment, could materially harm our business by (1) restricting development efforts by us and our customers, (2) making our current products less attractive or obsolete, or (3) increasing the opportunity for additional competition. Changes in, or our failure to comply with, applicable regulations could materially harm our business and impair the value of our common stock. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for these products and services, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this government approval process have caused and may continue to cause our customers to cancel, postpone or reschedule their installation of communications systems. This, in turn, may have a material adverse effect on our sales of products to our customers.

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

•	a complex and lengthy procurement process for most of our customers or potential customers,

•	the difficulty in estimating costs over the life of a contract, which may require adjustment in future periods,

•	the timing, quantity and mix of products and services sold,

•	price discounts given to some customers,

•	market acceptance and the timing of availability of our new products,

•	the timing of customer payments for significant contracts,

•	one time charges to operating income arising from items such as acquisition expenses and write-offs of assets related to customer non-payments,

•	the failure to receive an expected order or a deferral of an order to a later period, and

•	general economic and political conditions.

     As a result, we believe that period-to-period comparisons of our revenues are not necessarily meaningful and you should not rely upon them as indicators of future performance. If we are unable to address any of the risks described above, it could materially impair the value of our common stock. In addition, it is likely that in one or more future quarters our results may fall below the expectations of analysts and investors. In this event, the trading price of our common stock would likely decrease.

Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence Over Matters Requiring Stockholder Approval

     As of June 21, 2002, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 20% of our common stock. Accordingly, these stockholders may be able to significantly influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. These stockholders may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. This ownership interest could also have the effect of delaying or preventing a change in control.

We Have Implemented Anti-Takeover Provisions That Could Prevent an Acquisition of Our Business at a Premium Price

     Some of the provisions of our certificate of incorporation and bylaws could discourage, delay or prevent an acquisition of our business at a premium price. These provisions:

•	permit the board of directors to increase its own size and fill the resulting vacancies,

•	provide for a board comprised of three classes of directors with each class serving a staggered three-year term,

•	authorize the issuance of preferred stock in one or more series, and

•	prohibit stockholder action by written consent.

     In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock.

Our Forward-looking Statements are Speculative and May Prove to be Wrong

     Some of the information under “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this annual report are forward-looking statements. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this annual report that are not historical facts. When used in this annual report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed in this “Factors that May Affect Future Performance” section of the annual report, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements.

Item 2. Facilities

     We are headquartered in facilities consisting of approximately 180,000 square feet in Carlsbad, California, under a lease expiring in 2009; three facilities consisting of an aggregate of approximately 234,000 square feet located in Norcross, Georgia subject to leases expiring in 2003, with options to extend the terms through 2005; facilities consisting of approximately 40,000 square feet in Clarksburg, Maryland under a lease expiring in 2003; and facilities consisting of approximately 11,000 square feet in Chandler, Arizona under a lease expiring in 2003. Additionally, we maintain offices or a sales presence in Arlington (VA), Auburn Hills (MI), Boston (MA), Melbourne (FL), United Kingdom, Australia, China, Chile, Canada and India. We anticipate operating additional regional sales offices in fiscal year 2003 and beyond.

Item 3. Legal Proceedings

     From time to time, we may be involved in litigation arising in the ordinary course of our business. We are not presently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2002.

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

	High	Low

Fiscal 2001
First Quarter	$35.50	$15.00
Second Quarter	34.00	18.56
Third Quarter	23.44	12.00
Fourth Quarter	19.44	9.38
Fiscal 2002
First Quarter	$23.88	$9.81
Second Quarter	23.55	14.00
Third Quarter	20.50	12.10
Fourth Quarter	17.15	10.80

     To date, we have neither declared nor paid any dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operation and development of our business and, therefore, do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. In addition, our credit facility restricts our ability to pay dividends. As of June 21, 2002 there were 497 holders of record of our common stock.

Item 6. Selected Financial Data

     The following table provides selected financial information for us for each of the fiscal years in the five-year period ended March 31, 2002. The data as of and for each of the fiscal years in the five-year period ended March 31, 2002 have been derived from our audited financial statements and include, in the opinion of our management, all adjustments necessary to present fairly the data for those periods. You should consider the financial statement data provided below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes which are included elsewhere in this annual report. All amounts shown are in thousands, except per share data.

	Years Ended March 31,

	1998	1999	2000	2001	2002

Statement of Income Data:
Revenues	$64,197	$71,509	$75,880	$164,352	$195,628
Cost of revenues	40,899	44,182	45,557	112,900	136,567

Gross profit	23,298	27,327	30,323	51,452	59,061
Operating expenses:
Selling, general and administrative	7,862	10,093	11,269	26,482	38,153
Independent research and development	7,631	7,639	7,590	6,173	9,415
Acquired in-process research and development	—	—	—	2,334	2,550
Amortization of intangible assets	—	—	—	3,789	6,959

Income from operations	7,805	9,595	11,464	12,674	1,984
Interest income (expense)	586	584	913	1,647	188
Other	—	—	—	(634)	(2,974)

Income (loss) before income taxes	8,391	10,179	12,377	13,687	(802)
Provision (benefit) for income taxes	3,104	3,883	4,471	3,422	(2,959)

Net income	$5,287	$6,296	$7,906	$10,265	$2,157

Basic net income per share	$0.34	$0.39	$0.49	$0.48	$0.09

Diluted net income per share	$0.32	$0.39	$0.45	$0.46	$0.09

Shares used in computing basic net income per share	15,602	15,954	16,193	21,379	23,072

Shares used in computing diluted net income per share	16,350	16,345	17,422	22,537	23,954

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$9,208	$20,793	$19,641	$17,721	$6,620
Working capital	24,276	31,298	38,169	84,334	83,458
Total assets	42,793	50,016	61,930	169,378	238,667
Notes payable, less current portion	1,544	1,243	336	—	—
Capital lease obligation, less current portion	—	—	—	—	174
Total stockholders’ equity	29,610	36,847	45,997	132,807	191,939

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     ViaSat was incorporated in 1986 and completed its initial public offering in 1996. We are a leading provider of advanced broadband digital satellite communications and other wireless networking and signal processing equipment and services to the defense and commercial markets. Based on our extensive experience in complex defense communications systems, we have developed the capability to design and implement innovative communications solutions that enhance bandwidth utilization by applying our sophisticated networking and digital signal processing techniques. To date, we have achieved 16 consecutive years of revenue growth and 15 consecutive years of profitability. Our goal is to leverage our advanced technology and capabilities to capture a significant share of the global satellite communications services and equipment segment of the high-growth broadband communications market for both government and commercial customers.

     Our internal growth to date has historically been driven largely by our success in meeting the need for advanced communications products for the U.S. military. By developing cost-effective communications products incorporating our advanced technologies we have continued to grow the markets for our defense products and services. Our current defense products include our advanced multifunction information distribution system, or MIDS, product line, our simulation and test equipment which allows the testing of sophisticated airborne radio equipment without expensive flight exercises, and our UHF DAMA satellite communications products consisting of modems, terminals and network control systems. The MIDS terminal operates as part of the Link-16 line-of-sight tactical radio system that enables real time data networking among ground and airborne military users providing an electronic overview of the battlefield for each terminal user. We were recently selected by the U.S. government as a new Link-16 terminal contractor and one of only three current U.S. government certified manufacturers of Link-16 MIDS terminals. The defense market continues to be a critical and core element of our overall business strategy.

     We have been increasing our focus in recent years on offering satellite based communications products to address commercial market needs. In pursuing this strategy, we have recently acquired three strategic satellite communication equipment providers, the Satellite Networks Business in fiscal year 2001 and Comsat Laboratories and US Monolithics in fiscal year 2002. Our commercial business has grown from approximately 62% of our revenues in fiscal year 2001 to approximately 68% of our revenues in fiscal year 2002. To date, our principal commercial offerings include Very Small Aperture Terminals (VSATs), network control systems, network integration services, network operation services, gateway infrastructure, antenna systems and other satellite ground stations. In addition, based on our advanced satellite technology and systems integration experience, we won several important projects in the three key broadband markets: enterprise, consumer and in-flight mobile applications. The events of September 11 and the overall economic environment have slowed the roll-out of new telecommunication services affecting the satellite portion of this market. However, the development we have accomplished in this area has positioned us well as existing and new service providers aim to meet the growing demand for broadband communication.

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

     Our products and services are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Historically, approximately 79.1% for fiscal year 2000, 94.0% for fiscal year 2001, and 96.7% for fiscal year 2002, of our revenues were derived from fixed-price contracts which require us to provide products and services under a contract at a stipulated price. Our proportion of fixed-price contracts has continued to increase as our commercial business has grown and as government customers are increasingly relying on fixed-price awards. The remainder of our annual revenue was derived from cost-reimbursement contracts, under which we are reimbursed for all actual costs incurred in performing the contract to the extent that such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit, and from time-and-materials contracts which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services.

     Historically, a significant portion of our revenues has been generated from funded research and development contracts. The research and development efforts are conducted in direct response to the specific requirements of a customer’s order and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development were approximately $35.0 million or 46.2% of our total revenues during fiscal year 2000, $79.0 million or 48.1% of our total revenues during fiscal year 2001 and $75.2 million or 38.4% of our total revenues during fiscal year 2002.

     We invest in independent research and development, which is not directly funded by a third party. We expense independent research and development costs as they are incurred. Independent research and development expenses consist primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs. Independent research and development expenses were approximately 10.0% of revenues during fiscal year 2000, 3.8% of revenues during fiscal year 2001, and 4.8% of revenues during fiscal year 2002. As a government contractor, we are able to recover a portion of our independent research and development expenses pursuant to our government contracts.

Critical Accounting Policies and Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses ViaSat’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Revenue recognition

     Our revenue recognition policy is significant because our revenue is a key component of our results of operations. Generally, revenues are recognized as services are performed using the percentage of completion method, measured primarily by costs incurred to date compared with total estimated costs at completion or based on the number of units delivered. Historically, we have been able to make reliable estimates and have therefore been able to reasonably determine our percent complete. However, many of our contracts involve the development of new technology and, as a result, the development of estimates underlying our percent complete is inherently subject to greater uncertainty. Even with our experience in estimating contract costs it is possible that our actual results could ultimately differ from our estimates, or that estimates could change as we make progress on a contract. Either of these potential outcomes would result in adjustments to the revenues and profits recorded on a contract. From time to time we have recorded such changes in estimate.

     It is also possible that adjusted estimates could indicate that we will incur a loss on a contract. We provide for anticipated losses on contracts by a charge to income during the period in which they are first identified.

Capitalized Software Development Costs

     Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product. The determination of net realizable value involves judgments and estimates of future revenues to be derived from a product, as well as estimates of future costs of manufacturing that product. We use our experience in the marketplace in making judgements in estimating net realizable value, but our estimates may differ from the actual outcome. We periodically assess the assumptions underlying our estimates and, if necessary, we would adjust the carrying amount of capitalized software development costs downward to our new estimate of net realizable value.

     At March 31, 2001 $3.2 million of software development costs had been incurred and as of March 31, 2002 a total of $12.6 million of software development costs had been incurred. Such amounts are included in other assets in the Company's balance sheet. No amounts were amortized for the fiscal year ended March 31, 2000 or 2001 and $320,000 has been amortized for the fiscal year ending March 31, 2002. These software development costs are part of other assets on the balance sheet and the related amortization expense is recorded as a charge to cost of revenues on the income statement.

Allowance for doubtful accounts

     We make estimates of the collectibility of our accounts receivable based on historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a significant portion of our sales have been to the U.S. Government. More recently, commercial customers are making up a larger part of our revenues. Except for ORBCOMM and Astrolink, we have experienced a good collection record from our commercial customers.

See the Liquidity and Capital Resources section of this MD&A for more information on ORBCOMM and Astrolink. Our accounts receivables balance was $80.2 million, net of allowance for doubtful accounts of $487,000 as of March 31, 2002.

Allowance for warranty reserves

     We provide limited warranties on certain of our products for periods of up to five years. We record a liability for our warranty obligations when products are shipped based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months classified as a current liability. For mature products the warranty costs estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failure that may occur. It is possible that our underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation.

Goodwill and other intangible assets

     The acquisition of the Satellite Networks Business in fiscal year 2001 and Comsat Laboratories and U.S. Monolithics in fiscal year 2002 were accounted for by the purchase method of accounting. An independent appraiser was used to assist management in identifying the intangible assets acquired and establishing their fair value and estimated lives of the goodwill and other intangible assets. The criteria used for these appraisals include management’s estimates of cash flows to be generated by these intangible assets in future periods. Useful lives and related amortization expense are based on our estimates of the periods that the assets will generate revenues or otherwise be used by us. Factors that would influence the likelihood of a material change in our reported results include significant changes in our estimates of future cash flow, significant changes in our strategic business objectives, or significant negative changes in industry or economic trends.

     As required in Statement of Financial Accounting Standards (“SFAS”) No. 142, and 144, we will perform periodic reviews for impairment of goodwill and other intangible assets. There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but reasonable, assumptions could produce significantly different results. Therefore, the timing and recognition of impairment losses by us in the future, if any, will continue to be dependent upon our estimates and assumptions.

Results of Operations

     The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Years Ended March 31,

	2000	2001	2002

Revenues	100.0%	100.0%	100.0%
Cost of revenues	60.0	68.7	69.8

Gross profit	40.0	31.3	30.2
Operating expenses:
Selling, general and administrative	14.9	16.1	19.5
Independent research and development	10.0	3.8	4.8
Acquired in-process research and development	—	1.4	1.3
Amortization of intangible assets	—	2.3	3.6

Income from operations	15.1	7.7	1.0
Income (loss) before income taxes	16.3	8.3	(0.4)
Provision (benefit) for income taxes	5.9	2.1	(1.5)
Net income	10.4	6.2	1.1

Fiscal Year 2002 Compared to Fiscal Year 2001

     Revenues. Revenues increased 19.0% from $164.4 million for fiscal year 2001 to $195.6 million for fiscal year 2002. The increase was largely due to higher revenues from commercial broadband activities and commercial product sales, aided by the acquisition of Comsat Laboratories in fiscal year 2002, and by higher sales volume from certain government products. These increases were partially offset by a decrease in revenues resulting from the completion of certain development contracts.

     Revenues from the government segment increased 0.5% from $62.4 million for fiscal year 2001 to $62.7 million for fiscal year 2002.

     Revenues from the commercial segment increased 30.4% from $101.9 million for fiscal year 2001 to $132.9 million for fiscal year 2002. The increase was primarily due to the acquisition of Comsat Laboratories and higher revenues from broadband programs.

     Gross Profit. Gross profit increased 15.0% from $51.5 million (31.3% of revenues) for fiscal year 2001 to $59.1 million (30.2% of revenues) for fiscal year 2002. This increase in gross profit was primarily due to higher volumes of commercial product sales boosted in part by the acquisition of Comsat Laboratories, by higher sales volume from broadband development programs and from increased government product sales. These increases were partially offset by lower gross profit resulting from the completion of certain development programs. The decrease in gross profit as a percentage of revenue, 31.3% for fiscal year 2001 versus 30.2% for fiscal 2002 was primarily related to our contract mix in 2002, which included more development programs which have a historically a lower profit margin than do production programs.

     Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased 44.2% from $26.5 million (16.1% of revenues) for fiscal year 2001 to $38.2 million (19.5% of revenues) for fiscal year 2002. Of this increase, approximately $4.8 million was due to the write-off of receivables related to ORBCOMM Global, L.P. See the statement under “Liquidity and Capital Resources” for a more detailed explanation of ORBCOMM. Before the charge relating to ORBCOMM the SG&A expenses were $33.4 million (17.1% of revenues) for fiscal year 2002 a 26.4% increase over fiscal year 2001. The remaining increase in SG&A was due to the addition of expenses for Comsat Laboratories and U.S. Monolithics, both acquired in fiscal year 2002, the integration costs incurred to integrate the Company’s recent acquisitions, for marketing commercial products, increased business development, and additional administrative staffing to support our continued growth. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

     Independent Research and Development. Independent research and development (IR&D) expenses increased 52.5% from $6.2 million (3.8% of revenues) for fiscal year 2001 to $9.4 million (4.8% of revenues) for fiscal year 2002. This increase was primarily due to IR&D spending in our new acquisitions of Comsat Laboratories and U.S. Monolithics during fiscal year 2002. U.S. Monolithics’ current products are primarily in the development phase.

     Acquired In-Process Research and Development. Purchased in-process research and development (“IPR&D”) charges result primarily from two recently completed acquisitions. The acquisition of the Satellite Networks Business accounted for $2.3 million (1.4% of revenues) for fiscal year 2001 and the acquisition of Comsat Laboratories accounted for $2.5 million (1.3% of revenues) for fiscal year 2002.

An independent valuation was performed and used as an aid in determining the fair value of the purchased IPR&D projects and other intangibles. Projects were identified in which there were research and development efforts underway where technological feasibility had not been reached.

The Satellite Networks Business is developing a next generation mobile subscriber communicator. This next generation product contains a new chipset, new connectors, added functionality, bigger programming space and a longer battery life than the legacy product and will be sold at a lower price. The estimated completion date at the time of the acquisition was November 2000. We estimated based on man hours incurred versus man hours required to complete the project that at the acquisition date the project was 77% complete and would require approximately $500,000 to complete. Using the income approach the value calculated for the IPR&D associated with the mobile subscriber communicator was $1.6 million. The market for this product has not materialized to the extent anticipated and as a result, the completion date has been delayed. The project has been put on hold and additional funds will not be spent until the market develops.

The Satellite Networks Business also has the SkyRelay and the Skylinx products. The SkyRelay development of a next generation terminal included a terminal with newer interfaces, an additional IP port and consolidated functionality onto a single card. At the time of acquisition, the project completion was expected to be in June of 2001 and we estimated based on man hours incurred versus man hours required to complete the project that the project was estimated to be 15% complete and would require approximately $6.0 million to complete. Using the income approach the value calculated for the IPR&D associated with SkyRelay was $300,000. The R&D phase has been completed and the production for this next generation SkyRelay product is expected to begin in fiscal 2003. The Skylinx related IPR&D projects are the Mesh Working and 2mbps Channel Unit. Based on the same completion criteria as SkyRelay, it was estimated the Skylinx related IPR&D was 60% complete at the date of acquisition and would require approximately $385,000 to complete. Both projects were completed in fiscal 2002. Also using the income approach, the value calculated for IPR&D associated with Skylinx was $400,000.

At the time of the acquisition, Comsat Laboratories was developing a satellite network terminal that expands the frequencies on which an existing terminal could operate. The date when the project was expected to reach technological feasibility at the time of the acquisition was September 2001. We estimated based on man hours incurred versus man hours required to complete the project that at the acquisition date the project was 80% complete and would require approximately $900,000 to complete. Using the income approach the value calculated for the IPR&D associated with the satellite network terminal was $2.5 million. The project has proceeded since the acquisition and is now in production.

     Amortization of Intangible Assets. The acquisition of the Satellite Networks Business in fiscal year 2001 and Comsat Laboratories and U.S. Monolithics in fiscal year 2002 were accounted for by the purchase method of accounting. The dates of acquisition of Comsat Laboratories and U.S. Monolithics were both after June 30, 2001 and were accounted for under SFAS 141. Therefore, the goodwill of those two acquisitions has not been subject to amortization. The intangible assets are being amortized over useful lives ranging from two to ten years. Below is the allocation of the intangible assets and the amortization expense for the years ended March 31, 2001 and 2002.

					Amortization for the
					years ended March 31,
	Satellite	Comsat
	Networks	Laboratories	U.S. Monolithics	Total	2001	2002

Existing Technology	$9,845,000	$3,850,000	$13,075,000	$26,770,000	$1,183,000	$2,186,000
Contracts and relationships	9,686,000	—	50,000	9,736,000	1,010,000	1,152,000
Acquired workforce	5,477,000	—	—	5,477,000	1,004,000	1,097,000
Non-compete agreements	—	5,350,000	2,600,000	7,950,000	—	1,320,000
Other amortizable assets	—	3,800,000	3,075,000	6,875,000	—	558,000
Goodwill	4,517,000	1,386,000	11,415,000	17,318,000	592,000	646,000

Totals	$29,525,000	$14,386,000	$30,215,000	$74,126,000	$3,789,000	$6,959,000

As the result of adopting SFAS 142 for our fiscal year ending March 31, 2003, we will no longer amortize the intangibles assets “Acquired workforce” of $5.5 million or “Goodwill” of $4.5 million acquired in the Satellite Networks Business acquisition. “Acquired workforce” does not meet the separability requirements of SFAS 141 and will be subsumed into goodwill beginning April 1, 2002.

The estimated amortization expense for the next five years is as follows:

Year Ending March 31,	Amortization

2003	$8,450,000
2004	7,842,000
2005	6,642,000
2006	6,048,000
2007	5,376,000

     Interest Expense. Interest expense increased from $78,000 for fiscal year 2001 to $370,000 for fiscal year 2002. Total outstanding equipment loans were $336,000 at March 31, 2001. At March 31, 2002 there were no outstanding equipment loans and $9.9 million in outstanding borrowings under our line of credit.

     Interest Income. Interest income decreased from $1.7 million for fiscal year 2001 to $558,000 for fiscal year 2002. This decrease resulted from lower average invested cash balances and lower yields.

     Equity in Loss of Joint Venture. Equity in loss of joint venture increased from $558,000 in fiscal year 2001 to $2.9 million in fiscal year 2002. This increase was primarily related to the loss from Immeon Networks.

     Provision for Income Taxes. Our effective income tax rate decreased from a provision of 25% for fiscal year 2001 to a benefit of 369% for fiscal year 2002. The decrease in effective tax results primarily from a change in estimated research and development tax credit for the current and prior year. The change in estimate was made based upon historical detailed information received from Scientific-Atlanta, Inc. in conjunction with the Satellite Networks Business acquisition for calculating base period percentages. We anticipate the tax provision for fiscal year 2003 to be less than 40% due to research and development tax credits. But since the research and development credit is not variable to income, the actual tax provision rate will be dependant on the amount of research and development tax credit relative to income before taxes.

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

     Selling, General and Administrative Expenses. SG&A expenses increased 135.0% from $11.3 million (14.9% of revenues) for fiscal year 2000 to $26.5 million (16.1% of revenues) for fiscal year 2001. The increase in SG&A expenses was primarily due to the additional costs from the Satellite Networks Business, transition costs related to the acquisition, marketing of commercial products, increased business development, and additional administrative staffing to support our growth.

     Independent Research and Development. IR&D expenses decreased 18.7% from $7.6 million (10.0% of revenues) for fiscal year 2000 to $6.2 million (3.8% of revenues) for fiscal year 2001. This decrease resulted from the increased awards of funded development contracts related to both our defense and commercial products.

Acquired In-Process Research and Development. The acquisition of the Satellite Networks Business was accounted for by the purchase method of accounting. In connection with this acquisition, a charge of $2.3 million for purchased IPR&D was included in our results.

An independent valuation was performed and used as an aid in determining the fair value of the purchased IPR&D projects. The product areas were identified in which there were research and development efforts underway where technological feasibility had not been reached.

     Amortization of Intangible Assets. The acquisition of the Satellite Networks Business was accounted for by the purchase method of accounting. Intangible assets of $25.0 million and goodwill of $4.5 million are being amortized in connection with this acquisition. The intangible assets are being amortized over useful lives ranging from three to nine years. For the fiscal year ended March 31, 2001 amortization expense was $3.8 million for the period from April 25, 2000 to March 31, 2001.

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

Backlog

     As of March 31, 2002, we had firm backlog of $139.4 million, of which $124.2 million was funded. This compares to firm backlog of $236.2 million at March 31, 2001, of which $212.3 million was funded, not including options of $55.4 million. Of the $139.4 million in firm backlog at March 31, 2002, approximately $120.0 million is expected to be delivered in fiscal year 2003, approximately $19.0 million is expected to be delivered in fiscal year 2004 and the balance is expected to be delivered in fiscal year 2005 and thereafter. The decrease in backlog primarily results from de-bookings of approximately $104.8 million related to Astrolink. Total new awards for both commercial and defense products were $238.8 million for fiscal year 2001 compared to $191.9 million for fiscal year 2002. We include in our backlog only those orders for which we have accepted purchase orders. Our firm backlog does not include contract options of $48.8 million. These options include $39.5 million of Indefinite Delivery/Indefinite Quantity (IDIQ) contracts for our UHF DAMA satellite communications products and $7.8 million of IDIQ contracts for our other products.

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

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141 — Business Combinations. SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16 — Business Combinations, and FASB Statement 38 — Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The statement is applicable for all business combinations occurring after June 30, 2001. We have historically obtained independent appraisals to assist management with the allocation of purchase price, including the identification and valuation of all acquired intangible assets. Because our significant acquisitions were recently completed, the adoption of SFAS 141 is not expected to have a material effect on the consolidated financial statements. For the Comsat Laboratories acquisition that was completed on July 27, 2001 and the U.S. Monolithics acquisition completed on January 4, 2002, we applied the provisions of SFAS 141.

     In June 2001, the FASB issued SFAS No. 142 — Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17 — Intangible Assets. It addresses how intangible assets should be accounted for in financial statements. This accounting pronouncement will be adopted on April 1, 2002 for goodwill and intangible assets acquired prior to July 1, 2001. As the result of adopting SFAS 142 for our fiscal year ending March 31, 2003, we will no longer amortize the intangibles assets “Acquired workforce” of $5.5 million or “Goodwill” of $4.5 million acquired in the Satellite Networks Business acquisition. This will decrease amortization expense in that year by approximately $1.7 million.

     In October 2001, the FASB issued SFAS No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121— Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 resolves implementation issues previously experienced under SFAS No. 121 and broadens the reporting of discontinued operations. This statement becomes effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption is not expected to have a material impact on the consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 143 — Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement becomes effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption is not expected to have a material impact on the consolidated financial statements.

Liquidity and Capital Resources

     We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. Cash used in operating activities in fiscal year 2002 was $10.4 million as compared to cash used in operating activities in fiscal year 2001 of $10.4 million.

     Cash used in investing activities in fiscal year 2002 was $39.3 million as compared to cash used in investing activities in 2001 of $65.8 million. During fiscal year 2002, we used $20.8 million of cash in the acquisitions of Comsat Laboratories and US Monolithics compared to $57.9 million of cash used in the acquisition of the Satellite Networks Business in fiscal 2001. In addition, we acquired $15.6 million in equipment in fiscal 2002 compared to $7.5 million of equipment in fiscal 2001, excluding the acquisitions.

     Cash provided by financing activities in fiscal year 2002 was $38.5 million as compared to cash provided by financing activities in 2001 of $74.4 million. This decrease was primarily the result of completing a public stock offering for $73.2 million in fiscal 2001 versus a public stock offering of $27.1 million in fiscal 2002.

     At March 31, 2001 we had $17.7 million in cash and cash equivalents and short-term investments, $84.3 million in working capital and $336,000 in debt which consisted of equipment financing. At March 31, 2002, we had $6.6 million in cash, cash equivalents and short-term investments and $83.5 million in working capital. We had $9.9 million in outstanding borrowings under our line of credit at March 31, 2002.

     On March 29, 2002 we extended our Revolving/Term Loan Agreement of $25 million to April 30, 2003. Union Bank of California, N.A. continues to be Administrative Agent and participates with U.S. Bank, N.A. in the loan facility. Under the revolving/term facility, we have the option to borrow at the bank’s prime rate or at LIBOR plus, in each case, an applicable margin based on the ratio of our total debt to EBITDA (earnings before interest and taxes and depreciation and amortization). The agreement contains financial covenants that set maximum debt to EBITDA limits, minimum quarterly EBITDA limits, a minimum quick ratio limit and a minimum tangible net worth limit.

     As of March 31, 2002, we were in violation of the minimum quarterly EBITDA limit and the minimum tangible net worth limit financial covenants of our revolving/term facility. The Administrative Agent and lenders have indicted that we will be provided a waiver for the financial covenant violation. However, we cannot assure you that such waiver will be forthcoming, or that we will be able to comply with our financial covenants in the future, or that any further financial covenant violations will be waived. Any violation that is not waived could result in an event of default, permitting the Administrative Agent and lenders to suspend commitments to make any advance, to declare notes and interest thereon due and payable, and to require any outstanding letters of credit to be collateralized by an interest bearing cash account. At March 31, 2002, the total outstanding borrowings under the revolving/term facility were $9.9 million and amounts outstanding under standby letters of credit were $1.6 million, leaving borrowing availability under the revolving/term facility of $13.5 million.

     On September 15, 2000 ORBCOMM Global, L.P. and seven of its subsidiaries filed a voluntary petition for Chapter 11 relief in the United States Bankruptcy Court for the District of Delaware as part of its efforts to restructure and reorganize its business. ORBCOMM has continued its efforts to maintain and operate its network of low-Earth orbit (LEO) satellites and related ground facilities while it restructures its operations. On April 23, 2001, International Licensees, LLC was approved by the bankruptcy court as the buyer of ORBCOMM. International Licensees is a consortium of current ORBCOMM licensees and other investors. There remain some conditions with respect to financing set in bankruptcy that the International Licensees must fulfill in the future. A failure to meet these conditions could result in the unwinding of the purchase by the International Licensees. Although discussions continue with ORBCOMM, we no longer consider it reasonably possible that our recorded assets of $4.8 million will be recovered. A charge was made for this amount and is included in our results for fiscal year ended March 31, 2002.

     On December 5, 2001 Astrolink International LLC terminated for convenience two of our ground segment contracts. At the time of termination, one of Astrolink’s major investors had announced that it would not invest further in the Astrolink program. These two contracts relate to the development and production of subscriber terminals and service provider gateways for the Astrolink satellite system. This termination requires Astrolink to pay ViaSat a termination amount that is based on a predetermined formula provided by the contracts. The contractual termination amounts, to the extent collectible, exceed our assets at risk. In addition, Telespazio SpA terminated our contract for the production of dedicated gateways for the Astrolink system. Astrolink contracts, in total, accounted for approximately 10% of our revenues in fiscal year 2002.

     The assets at risk to Astrolink as of March 31, 2002 were accounts receivable due from Astrolink in the amount of approximately $6.3 million as well as $2.5 million we had prepaid for airtime on Astrolink satellites. We expect that our assets at risk will exceed $8.8 million. We expect to incur additional costs associated with winding down the program and terminating the contracts of our subcontractors on the program, but the additional amounts at risk are not determinable at this time.

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

     The following table sets forth a summary of our obligations under operating leases, capital leases, notes payable and irrevocable letters of credit for the periods indicated:

		For the fiscal years ending March 31,

	Total	2003	2004-2006	2007-2008	After 2008

Operating Leases	$24,108,000	$6,298,000	$8,386,000	$5,141,000	$4,283,000
Capital leases	612,000	438,000	174,000	—	—
Lines of credit	9,900,000	9,900,000	—	—	—
Standby letters of credit	1,569,000	1,434,000	135,000	—	—

Total	$36,189,000	$18,070,000	$8,695,000	$5,141,000	$4,283,000

     We have a services agreement with Immeon Networks to provide ground station equipment and perform services through December 31, 2002. If certain financial milestones have not been met by December 31, 2002 we may terminate the services agreement at that time.

     We are currently a party to various government and commercial contracts which require us to meet performance covenants and project milestones. Under the terms of these contracts, failure by us to meet such performance covenants and milestones permit the other party to terminate the contract and, under certain circumstances, recover liquidated damages or other penalties. We are currently not in compliance (or in the past were not in compliance) with the performance or milestone requirements of certain of these contracts. Historically, our customers have not elected to terminate such contracts or seek liquidated damages from us; therefore, we have not accrued for any potential liquidated damages or penalties.

Summarized Quarterly Data (Unaudited)

     The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. Summarized quarterly data for fiscal years 2001 and 2002 are as follows (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2001
Revenues	$36,626	$39,730	$43,093	$44,903
Gross profit	12,647	12,364	13,627	12,814
Income from operations	2,486	3,201	3,255	3,732
Net income	1,955	2,434	2,715	3,161
Basic net income per share	0.10	0.11	0.12	0.14
Diluted net income per share	0.09	0.11	0.12	0.14
2002
Revenues	$48,834	$49,524	$50,089	$47,181
Gross profit	14,892	15,546	16,049	12,574
Income from operations	4,583	1,292	2,431	(6,322)
Net income	2,704	447	2,439	(3,433)
Basic net income per share	0.12	0.02	0.11	(0.13)
Diluted net income per share	0.12	0.02	0.10	(0.13)

     Including in Selling, general and administrative expenses for the fourth quarter of the fiscal year ended March 31, 2002 is approximately $4.8 million due to the write-off of receivables related to ORBCOMM Global, L.P. See the statement under “Liquidity and Capital Resources” for a more detailed explanation of ORBCOMM.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Our market risks at March 31, 2002, pursuant to Item 7A continue to be minimal and therefore are not separately disclosed.

Item 8. Financial Statements

     Our financial statements at March 31, 2002 and 2001, and for each of the three years in the period ended March 31, 2002, and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in this annual report on pages F-1 through F-19.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item will be set forth under the captions “Election of Directors” and “Executive Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2002 Annual Meeting of Stockholders (the “Proxy Statement”), which is incorporated by reference herein.

Item 11. Executive Compensation

     The information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this item is incorporated by reference to the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Transactions.”

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

Page
Number

(a	)	Documents filed as part of the report:
		(1)	Report of Independent Accountants	F-1
			Consolidated Balance Sheets as of March 31, 2001 and 2002	F-2
			Consolidated Statements of Operations for the years ended March 31, 2000, 2001 and 2002	F-3
			Consolidated Statements of Cash Flows for the years ended March 31, 2000, 2001 and 2002	F-4
			Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2000, 2001 and 2002	F-5
			Notes to the Consolidated Financial Statements	F-6
		(2)	Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibit
Numbers	Description of Exhibit

2.1	Asset Purchase Agreement, dated January 18, 2000, by and between ViaSat, Inc. and Scientific-Atlanta, Inc.(1)
3.1	Bylaws.(2)
3.2	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.(12)
4.1	Form of Common Stock Certificate.(2)
10.1	Warrants to purchase shares of common stock of ViaSat, Inc. issued to Scientific-Atlanta, Inc.(3)
10.2	Warrants to purchase shares of common stock of ViaSat, Inc. issued to COMSAT Corporation.(16)
10.3	Form of Invention and Confidential Disclosure Agreement by and between ViaSat, Inc. and each employee of ViaSat, Inc.(2)
10.4	ViaSat, Inc. 1993 Stock Option Plan (the “1993 Stock Option Plan”).(2)
10.5	First Amendment to the 1993 Stock Option Plan.(4)
10.6	Form of Incentive Stock Option Agreement under the 1993 Stock Option Plan.(2)
10.7	Form of Nonqualified Stock Option Agreement under the 1993 Stock Option Plan.(2)
10.8	Form of Incentive Stock Option Agreement under the 1996 Equity Participation Plan.(2)
10.9	Form of Nonqualified Stock Option Agreement under the 1996 Equity Participation Plan.(2)
10.10	The Amended and Restated 1996 Equity Participation Plan of ViaSat, Inc.(12)
10.11	The ViaSat, Inc. Employee Stock Purchase Plan, as amended.(9)
10.12	ViaSat, Inc. 401(k) Profit Sharing Plan.(2)
10.13	Loan Agreement, dated as of September 15, 1995, by and between ViaSat, Inc. and Union Bank.(2)
10.14	Waiver and First Amendment to Loan Agreement, dated as of March 31, 1997, by and between ViaSat, Inc. and Union Bank.(2)
10.15	Revolving/Term Loan Agreement dated June 21, 2001 among ViaSat, Inc., the Lenders and Union Bank of California, N.A., as Administrative Agent.(15)(20)

Exhibit
Numbers	Description of Exhibit

10.16	Lease, dated March 24, 1998, by and between W9/LNP Real Estate Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, California).(6)
10.17	Supply & Services Contract, dated June 2, 1996, by and between HCL Comnet Systems and Services Limited and ViaSat, Inc.(2)
10.18	Award/Contract, effective March 29, 1996, as amended, issued by Electronic Systems Center/MCK Air Force Materiel Command, USAF to ViaSat, Inc.(2)
10.19	Amendment of Award/Contract, effective February 24, 1997, issued by Electronic Systems Center/MCK Air Force Materiel Command, USAF to ViaSat, Inc.(4)
10.20	Award/Contract, effective October 2, 1995, issued by Electronic Systems Center/MCK Air Force Materiel Command, USAF to ViaSat, Inc.(2)
10.21	Award/Contract, effective September 29, 1993, as amended, issued by Information Technology Acquisition Center to ViaSat, Inc.(2)
10.22	Award Contract, effective September 21, 1994, as amended, issued by Technical Contract Management Office to ViaSat, Inc.(2)
10.23	Satellite Network and Ordering Agreement by and between ViaSat, Inc. and Science Applications International Corporation, dated October 12, 1999.(8)
10.24	Award/Contract, effective January 20, 2000, issued by Space and Naval Warfare Systems to ViaSat, Inc.(9)
10.25	Terminal Development, Production and Purchase Agreement by and between ASTROLINK International LLC and ViaSat, Inc., dated October 20, 2000.(12)(20)
10.26	Memorandum of Agreement between ASTROLINK International LLC and ViaSat, Inc., dated October 20, 2000.(12)(20)
10.27	Gateway Terminal Development, Production and Purchase Agreement by and between ASTROLINK International LLC and ViaSat, Inc., dated December 28, 2000.(13)(20)
10.28	Satellite Modem Development, Production and Purchase Agreement by and between WildBlue Communications, Inc. and ViaSat, Inc., effective as of March 5, 2001.(14)(20)
10.29	Gateway Terminal Development, Production and Purchase Agreement, by and between ASTROLINK International, LLC and ViaSat, Inc. dated December 28, 2000.(18)(20)
10.30	Agreement for Satellite Modem, Wildblue Satellite Terminal and Satellite Modem Termination System Development, Production and Purchase, by and between Wildblue Communications, Inc. and ViaSat, Inc. dated December 12, 2001.(18)(20)
10.31	Unit Purchase Agreement dated as of December 12, 2001 by and between ViaSat, Inc. and Wildblue Communications, Inc. (17)
10.32	Secured Note dated December 12, 2001 by ViaSat, Inc. in favor of Wildblue Communications, Inc.(17)(20)
10.33	Unsecured Note dated December 12, 2001 by ViaSat, Inc. in favor of Wildblue Communications, Inc.(17)
10.34	Pledge and Security Agreement dated as of December 12, 2001 by and between ViaSat, Inc. and Wildblue Communications, Inc. (17)
10.35	Unit Purchase Agreement dated as of December 14, 2001 by and among ViaSat, Inc. and the parties identified under the heading Sellers on the signature pages thereto. (17)
10.36	Amendment to Lease, dated January 4, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and ViaSat, Inc. (The Campus, Carlsbad, California).(7)
10.37	Amendment to Lease, dated January 4, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and ViaSat, Inc. (5962 La Place Court, Carlsbad, California).(7)
10.38	Lease, dated June 18, 1999, by and between Nagog Development Company and ViaSat, Inc. (125 Nagog Park, Acton, Massachusetts, 01720).(10)
21.1	Subsidiaries.(10)

Exhibit
Numbers	Description of Exhibit

23.1	Consent of Independent Accountants.(19)

(1)	Incorporated by reference to ViaSat’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission (the “Commission”) on March 6, 2000 (File No. 333-31758), as amended by Amendment No. 1 filed with the Commission on March 31, 2000 and Amendment No. 2 filed with the Commission on April 18, 2000.

(2)	Incorporated by reference to ViaSat’s Registration Statement on Form S-1 filed with the Commission on October 1, 1996 (File No. 333-13183), as amended by Amendment No. 1 filed with the Commission on November 5, 1996, Amendment No. 2 filed with the Commission on November 20, 1996, and Amendment No. 3 filed with the Commission on November 22, 1996.

(3)	Incorporated by reference to ViaSat’s Current Report on Form 8-K filed with the Commission on May 8, 2000 (File No. 0-21767).

(4)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(5)	Incorporated by reference to Exhibit A to ViaSat’s Proxy Statement relating to its 1998 Annual Meeting of Stockholders.

(6)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(7)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(8)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(9)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999.

(10)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(11)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

(12)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

(13)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.

(14)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(15)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

(16)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

(17)	Incorporated by reference to ViaSat’s Current Report on Form 8-K filed with the Commission on December 19, 2001 (File No. 1817890).

(18)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001.

(19)	Filed herewith.

(20)	Certain portions of this exhibit have been redacted pursuant to a request for confidential treatment filed by ViaSat, Inc.

          (b) Reports On Form 8-K

     A Current Report on Form 8-K was filed with the Securities and Exchange Commission on January 10, 2002 regarding the pricing of our offering of 2,000,000 shares of common stock.

          (c) Exhibits

     The exhibits required by this Item are listed under Item 14(a)(3).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 28, 2002

ViaSat, Inc.

By:	/s/ MARK D. DANKBERG

Mark D. Dankberg Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK D. DANKBERG Mark D. Dankberg	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 28, 2002

/s/ RICHARD BALDRIDGE Richard Baldridge	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	June 28, 2002

/s/ ROBERT W. JOHNSON Robert W. Johnson	Director	June 28, 2002

/s/ JEFFREY M. NASH Jeffrey M. Nash	Director	June 28, 2002

/s/ B. ALLEN LAY B. Allen Lay	Director	June 28, 2002

/s/ WILLIAM A. OWENS William A. Owens	Director	June 28, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ViaSat, Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 44 present fairly, in all material respects, the financial position of ViaSat, Inc. and its subsidiaries at March 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 44 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Diego, California
June 27, 2002

VIASAT, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	March 31,
	2001	2002

Assets
Current assets:
Cash and cash equivalents	$17,721,000	$6,464,000
Short-term investments	—	156,000
Accounts receivable, net	64,105,000	80,170,000
Inventory	22,916,000	30,116,000
Deferred income taxes	1,792,000	2,974,000
Prepaid expenses and other current assets	13,416,000	7,343,000

Total current assets	119,950,000	127,223,000
Intangible assets, net	25,744,000	63,448,000
Property and equipment, net	19,888,000	31,117,000
Other assets	3,796,000	16,879,000

Total assets	$169,378,000	$238,667,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,310,000	$16,069,000
Accrued liabilities	14,970,000	17,796,000
Line of credit	—	9,900,000
Current portion of notes payable	336,000	—

Total current liabilities	35,616,000	43,765,000
Other liabilities	604,000	2,549,000

Total liabilities	36,220,000	46,314,000

Commitments and contingencies (Notes 10 & 11)
Minority interest in consolidated subsidiary	351,000	414,000

Stockholders’ equity:
Series A, convertible preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2001 and 2002, respectively
Common stock, $.0001 par value, 100,000,000 shares authorized; 22,007,650 and 25,908,373 shares issued and outstanding at March 31, 2001 and 2002, respectively	2,000	2,000
Paid in capital	96,154,000	152,775,000
Retained earnings	37,328,000	39,485,000
Unearned compensation	—	(138,000)
Accumulated other comprehensive income (loss)	(677,000)	(185,000)

Total stockholders’ equity	132,807,000	191,939,000

Total liabilities and stockholders’ equity	$169,378,000	$238,667,000

See accompanying notes to the consolidated financial statements

VIASAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,

	2000	2001	2002

Revenues	$75,880,000	$164,352,000	$195,628,000
Cost of revenues	45,557,000	112,900,000	136,567,000

Gross profit	30,323,000	51,452,000	59,061,000
Operating expenses:
Selling, general and administrative	11,269,000	26,482,000	38,153,000
Independent research and development	7,590,000	6,173,000	9,415,000
Acquired in-process research and development	—	2,334,000	2,550,000
Amortization of intangible assets	—	3,789,000	6,959,000

Income from operations	11,464,000	12,674,000	1,984,000
Other income (expense):
Interest income	1,070,000	1,725,000	558,000
Interest expense	(157,000)	(78,000)	(370,000)
Minority interest	—	(76,000)	(97,000)
Equity in loss of joint venture	—	(558,000)	(2,877,000)

Income (loss) before income taxes	12,377,000	13,687,000	(802,000)
Provision (benefit) for income taxes	4,471,000	3,422,000	(2,959,000)

Net income	$7,906,000	$10,265,000	$2,157,000

Basic net income per share	$0.49	$0.48	$0.09

Diluted net income per share	$0.45	$0.46	$0.09

Shares used in computing basic net income per share	16,193,000	21,379,015	23,071,840

Shares used in computing diluted net income per share	17,422,444	22,536,982	23,953,664

See accompanying notes to the consolidated financial statements

VIASAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,

	2000	2001	2002

Cash flows from operating activities:
Net income	$7,906,000	$10,265,000	$2,157,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,292,000	5,276,000	7,204,000
Amortization of intangible assets	—	3,789,000	6,959,000
Provision for bad debts	—	316,000	5,046,000
Acquired in-process research and development	—	2,334,000	2,550,000
Deferred income taxes	843,000	(270,000)	(1,568,000)
Equity in loss of joint venture	—	558,000	2,877,000
Minority interest in consolidated subsidiary	—	351,000	63,000
Non-cash compensation	—	134,000	15,000
Tax benefit from exercise of stock options	68,000	521,000	—
Increase (decrease) in cash resulting from changes in, net of effects of acquisitions:
Accounts receivable	(10,092,000)	(21,334,000)	(20,763,000)
Inventory	(597,000)	(15,593,000)	(4,975,000)
Other assets	(1,686,000)	(13,447,000)	(6,584,000)
Accounts payable	5,180,000	10,246,000	(5,202,000)
Accrued liabilities	(1,026,000)	6,786,000	320,000
Other liabilities	(171,000)	(347,000)	1,530,000

Net cash provided by (used in) operating activities	3,717,000	(10,415,000)	(10,371,000)

Cash flows from investing activities:
Acquisition of a business, net of cash acquired	—	(57,904,000)	(20,787,000)
Investment in joint venture	—	(558,000)	(2,787,000)
Purchases of short-term investments, net	14,667,000	121,000	(156,000)
Purchases of property and equipment, net	(4,826,000)	(7,468,000)	(15,617,000)

Net cash provided (used in) by investing activities	9,841,000	(65,809,000)	(39,347,000)

Cash flows from financing activities:
Proceeds from line of credit	—	—	31,100,000
Payments on line of credit	—	—	(21,200,000)
Repayment of notes payable	(1,219,000)	(907,000)	(336,000)
Net proceeds from issuance of common stock, net of issuance costs of $0, $864,000 and $369,000 respectively	1,176,000	75,351,000	28,889,000

Net cash (used in) provided by financing activities	(43,000)	74,444,000	38,453,000
Effect of exchange rate changes on cash	—	(19,000)	8,000

Net increase (decrease) in cash and cash equivalents	13,515,000	(1,799,000)	(11,257,000)
Cash and cash equivalents at beginning of year	6,005,000	19,520,000	17,721,000

Cash and cash equivalents at end of year	$19,520,000	$17,721,000	$6,464,000

Supplemental information:
Cash paid for interest	$157,000	$82,000	$370,000

Cash paid (received) for income taxes	$4,349,000	$5,491,000	$(1,884,000)

Supplemental noncash financing activity:
Issuance of warrants for acquisition of business	$—	$1,215,000	$—

Issuance of common stock for acquisition of business	$—	$—	$27,100,000

See accompanying notes to the consolidated financial statements

VIASAT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock

	Number of		Paid in	Retained
	Shares	Amount	Capital	Earnings

Balance at March 31, 1999	16,068,406	$2,000	$17,688,000	$19,157,000
Tax benefit from exercise of stock options			68,000
Exercise of stock options	228,448		681,000
Issuance of stock under Employee Stock Purchase Plan	96,354		495,000
Net income				7,906,000

Balance at March 31, 2000	16,393,208	2,000	18,932,000	27,063,000
Exercise of stock options	324,076		1,253,000
Tax benefit from exercise of stock options			521,000
Issuance of stock under Employee Stock Purchase Plan	66,216		911,000
Issuance for stock for secondary public offering, net of issuance costs of $864,000	5,224,150		73,188,000
Issuance of warrants			1,215,000
Non-cash compensation modification of stock options			134,000
Net income				10,265,000
Foreign currency translation

Comprehensive income

Balance at March 31, 2001	22,007,650	2,000	96,154,000	37,328,000
Exercise of stock options	159,089		591,000
Issuance of stock under Employee Stock Purchase Plan	100,227		1,217,000
Issuance for stock for secondary public offering, net of issuance costs of $369,000	2,000,000		27,081,000
Issuance of stock for acquisitions (see Note 2)	1,641,407		27,115,000
Value of option plan acquired			602,000
Unearned compensation of option plan acquired
Non-cash compensation modification of stock options			15,000
Net income				2,157,000
Foreign currency translation

Comprehensive income

Balance at March 31, 2002	25,908,373	$2,000	$152,775,000	$39,485,000

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other
	Unearned	Comprehensive		Comprehensive
	Compensation	Income (Loss)	Total	Income (Loss)

Balance at March 31, 1999	—	—	$36,847,000
Tax benefit from exercise of stock options			68,000
Exercise of stock options			681,000
Issuance of stock under Employee Stock Purchase Plan			495,000
Net income			7,906,000

Balance at March 31, 2000	—	—	45,997,000
Exercise of stock options			1,253,000
Tax benefit from exercise of stock options			521,000
Issuance of stock under Employee Stock Purchase Plan			911,000
Issuance for stock for secondary public offering, net of issuance costs of $864,000			73,188,000
Issuance of warrants			1,215,000
Non-cash compensation modification of stock options			134,000
Net income			10,265,000	$10,265,000
Foreign currency translation		$(677,000)	(677,000)	(677,000)

Comprehensive income				$9,588,000

Balance at March 31, 2001		(677,000)	132,807,000
Exercise of stock options			591,000
Issuance of stock under Employee Stock Purchase Plan			1,217,000
Issuance for stock for secondary public offering, net of issuance costs of $369,000			27,081,000
Issuance of stock for acquisitions (see Note 2)			27,115,000
Value of option plan acquired			602,000
Unearned compensation of option plan acquired	$(138,000)		(138,000)
Non-cash compensation modification of stock options			15,000
Net income			2,157,000	$2,157,000
Foreign currency translation		492,000	492,000	492,000

Comprehensive income				$2,649,000

Balance at March 31, 2002	$(138,000)	$(185,000)	$191,939,000

See accompanying notes to the consolidated financial statements

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

  Management Estimates and Assumptions

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Significant estimates made by management include revenue recognition, capitalized software, allowance for doubtful accounts, warranty reserves and valuation of goodwill and other intangible assets.

  Cash Equivalents

     Cash equivalents consist of highly liquid investments with original maturities of 90 days or less.

  Short-term Investments

     At March 31, 2001 and 2002, the Company held investments in investment grade debt securities with various maturities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and has designated all of its investments as held to maturity. The Company’s investments in these securities as of March 31, 2001 and 2002 totaled $11,964,000 and $2,126,000, respectively. The Company has included $11,964,000 and $1,970,000 of these securities in cash and cash equivalents as of March 31, 2001 and 2002, respectively, as they have original maturities of less than 90 days. The remaining $156,000 as of March 31, 2002 has been classified as short-term investments.

  Unbilled Accounts Receivable

     Unbilled receivables consist of costs and fees earned and billable on contract completion or other specified events. The majority of unbilled receivables is expected to be collected within one year.

  Concentration of Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade accounts receivable which are generally not collateralized. The Company limits its exposure to credit loss by placing its cash equivalents and short-term investments with high credit quality financial institutions and investing in high quality short-term debt instruments. Concentrations of credit risk with respect to receivables are generally limited because the Company performs ongoing credit evaluations. The Company also maintains reserves for potential credit losses, which it considers adequate to cover such losses. See Note 11 for further discussion.

     The Company relies on a limited number of contract manufacturers to produce its products.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Inventory

     Inventory is valued at the lower of cost or market, cost being determined by the first-in, first-out method.

  Property and Equipment

     Equipment, computers and software, and furniture and fixtures are recorded at cost, and depreciated using the straight-line method over estimated useful lives of five years, three years and seven years, respectfully. Additions to property and equipment together with major renewals and betterments are capitalized. Maintenance, repairs and minor renewals and betterments are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized.

  Intangible Assets and Goodwill

     Intangible assets and goodwill related to acquisitions made prior to June 30, 2001 are recorded at cost and amortized using the straight-line method over their estimated useful lives, which currently range from three to nine years. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 and 142. Among other things, these statements address how goodwill and other intangible assets should be accounted for. These accounting pronouncements will be adopted on April 1, 2002 for acquisitions completed prior to July 1, 2001. As the result of adopting SFAS 142 for our fiscal year ending March 31, 2003, we will no longer amortize the intangibles assets “Acquired workforce” of $5.5 million or “Goodwill” of $4.5 million acquired in the Satellite Networks Business acquisition. “Acquired workforce” does not meet the separability requirements of SFAS 141 and will be subsumed into goodwill beginning April 1, 2002. This will decrease annual amortization expense by approximately $1.7 million.

     Intangible assets related to the Comsat Laboratories and U.S. Monolithics acquisitions made after June 30, 2001 have been accounted for according to SFAS 141.

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

  Warranty Reserves

     The Company provides limited warranties on certain of its products for periods of up to five years. The Company records warranty reserves when products are shipped based upon an estimate of total warranty costs, with amounts expected to be incurred within twelve months classified as a current liability.

  Fair Value of Financial Instruments

     At March 31, 2002, the carrying amounts of the Company’s financial instruments, including cash equivalents, short-term investments, trade receivables, accounts payable and line of credit, approximated their fair values due to their short-term maturities.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Revenue Recognition

     The majority of the Company’s revenues are derived from services performed under a variety of contracts including cost-plus-fixed fee, fixed-price, and time and materials contracts. Revenues from the United States Department of Defense and its prime contractors amounted to $53,859,000, $62,410,000 and $62,738,000 for the years ended March 31, 2000, 2001 and 2002, respectively. Revenues from commercial customers amounted to $18,409,000, $101,942,000 and $132,890,000 for the years ended March 31, 2000, 2001 and 2002 respectively. The Company’s five largest contracts (by revenues) generated approximately 35%, 36% and 33% of the Company’s total revenues for the fiscal years ended March 31, 2000, 2001 and 2002, respectively.

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

  Software development

     Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of cost or net realizable value. Once the product is available for general release, the software development costs are amortized the faster of proportion of sales to total sales or on a straight-line basis over their estimated useful lives. At March 31, 2001 $3.2 million of software development costs had been incurred and as of March 31, 2002 a total of $12.6 million of software development costs had been incurred. No amounts were amortized for the fiscal year ended March 31, 2000 or 2001 and $320,000 has been amortized for the fiscal year ending March 31, 2002.

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141 — Business Combinations. SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16 — Business Combinations, and FASB Statement 38 — Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The statement is applicable for all business combinations occurring after June 30, 2001. Therefore, we applied the provisions of SFAS 141 to our acquisitions of Comsat Laboratories acquisition that was completed on July 27, 2001 and for the U.S. Monolithics acquisition completed on January 4, 2002. The adoption of SFAS 141 on April 1, 2002 is not expected to have a material impact on prior acquisitions. See Note 2 for further discussion.

     In June 2001, the FASB issued SFAS No. 142 — Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17 — Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This accounting pronouncement will be adopted on April 1, 2002 for goodwill and intangible assets acquired prior to July 1, 2001. As the result of adopting SFAS 142 for our fiscal year ending March 31, 2003, we will no longer amortize the intangibles assets “Acquired workforce” of $5.5 million or “Goodwill” of $4.5 million acquired in the Satellite Networks Business acquisition. This will decrease amortization expense in that year by approximately $1.7 million. See Note 3 for further discussion.

     In October 2001, the FASB issued SFAS No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121— Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 resolves implementation issues previously experienced under SFAS No.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

121 and broadens the reporting of discontinued operations. This statement becomes effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption is not expected to have a material impact on the consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 143 — Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement becomes effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption is not expected to have a material impact on the consolidated financial statements.

Note 2 — Acquisitions

Comsat Laboratories

     On July 27, 2001, we acquired 100% of the assets of Comsat Laboratories from Comsat Corporation, a Lockheed Martin Global Telecommunications company, for an aggregate purchase price of approximately $21.6 million (including acquisition costs and post-closing adjustments). The purchase price consisted of approximately $11.6 million in cash, plus 478,217 shares of our common stock valued at approximately $10.0 million based on the average market price of our common stock a few days before and a few days after the announcement. In addition, warrants to purchase up to 60,000 shares of our common stock may be issued as part of the purchase price contingent upon certain revenue and development award targets being achieved by Comsat Laboratories within a two-year period from the date of the acquisition. The value of the warrants will be measured once their contingency is resolved. In connection with this acquisition, a charge of $2.5 million for acquired in process research and development is included in our results, which represents the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility and have no alternative future use.

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

U.S. Monolithics, LLC

     On December 12, 2001, we acquired all outstanding preferred units of U.S. Monolithics, LLC, an Arizona limited liability company (USM ), from Wildblue Communications, Inc. pursuant to a Unit Purchase Agreement dated December 12, 2001 (the Wildblue Agreement). The preferred units comprise approximately 35% of the outstanding equity interests of USM. On January 4, 2002 we completed the USM acquisition by acquiring all of the outstanding common units of USM pursuant to a Unit Purchase Agreement dated December 14, 2001. The aggregate purchase price for the preferred and common units of USM was approximately $30.9 million (including acquisition costs). The purchase price consisted of approximately $9.2 million in cash, a credit of $3.5 million against certain payment obligations of Wildblue under a commercial agreement that we entered into with Wildblue concurrently with the signing of the Wildblue Agreement, $602,000 for value of options acquired (see Note 5) and 1,163,190 shares of our common stock valued at approximately $17.1 million based on the average price of our common stock a few days before and a few days after the announcement.

     USM is primarily focused on developing proprietary gallium arsenide (GaAs) millimeter wave Integrated Circuits (MMICs) for use in broadband communications. USM’s systems background and proprietary capabilities have also enabled it to design power amplifiers, frequency block upconverters, and entire transceivers for the high frequency, broadband markets. USM also has strong capabilities with respect to high frequency packaging. We expect the acquisition of USM to improve the cost/performance ratio in an area where the industry needs improvements and to hit the price targets that satellite service providers need.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The fair value of assets acquired and liabilities assumed for each acquisition, is as follows:

	Comsat Laboratories	U.S. Monolithics

Cash	$—	$580,000
Accounts receivable	3,328,000	121,000
Inventory	2,000,000	—
Property, plant and equipment	1,316,000	1,498,000
Amortizable intangible assets (see Note 3)	13,000,000	18,800,000
Goodwill	1,386,000	11,415,000
Acquired in-process research and development	2,500,000	50,000
Other assets	53,000	45,000
Liabilities	(2,003,000)	(1,733,000)

Total	$21,580,000	$30,776,000

     The following unaudited pro forma information presents a summary of consolidated results with pro forma adjustments to give effect to amortization of intangibles and certain other adjustments, but not goodwill, together with related income tax effect. These pro forma results include $2.5 million of in-process research and development costs that are considered nonrecurring. The assets purchased from Comsat Corporation did not comprise a division or business unit of Comsat Corporation until October 2000. Therefore, accounting records are not available to prepare pro forma consolidated results for the year ended March 31, 2001 to include Comsat Laboratories. Therefore, the pro forma results for the year ended March 31, 2001 include only the results of US Monolithics and the pro forma results for the year ended March 31, 2002 include the results of both US Monolithics and Comsat Laboratories as if the acquisitions had occurred at the beginning of the respective fiscal years March 31 2001 and 2002. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred as of the beginning of the periods presented, or that may be obtained in the future.

	For the years ended

	March 31, 2001	March 31, 2002

Revenues	$165,096,000	$200,297,000
Net income	$6,786,000	$(3,346,000)
Earnings per share
Basic	$.30	$(.14)
Diluted	$.29	$(.14)
Weighted average number of shares
Basic	22,542,205	24,233,481
Diluted	23,700,172	24,233,481

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Composition of Certain Balance Sheet Captions

	As of March 31,

	2001	2002

Cash and cash equivalents:
Investments in debt securities	$11,964,000	$1,970,000
Cash	5,757,000	4,494,000

	$17,721,000	$6,464,000

Accounts receivable, net:
Billed	$45,099,000	$39,081,000
Unbilled	19,322,000	41,576,000
Allowance for doubtful accounts	(316,000)	(487,000)

	$64,105,000	$80,170,000

Inventory:
Raw materials	$11,657,000	$13,268,000
Work in process	7,770,000	9,906,000
Finished goods	3,489,000	6,942,000

	$22,916,000	$30,116,000

Intangible assets:
Technology	$9,845,000	$26,770,000
Contracts and relationships	9,686,000	9,736,000
Acquired work force	5,477,000	5,477,000
Non-compete agreement	—	7,950,000
Other intangibles	—	6,943,000
Goodwill	4,525,000	17,318,000

	29,533,000	74,194,000
Less accumulated amortization	(3,789,000)	(10,746,000)

	$25,744,000	$63,448,000

Property and equipment:
Machinery and equipment	$24,884,000	$35,292,000
Computer equipment and software	8,585,000	15,783,000
Furniture and fixtures	1,651,000	2,030,000

	35,120,000	53,105,000
Less accumulated depreciation	(15,232,000)	(21,988,000)

	$19,888,000	$31,117,000

Other assets:
Capitalized software costs, net	$2,499,000	$12,288,000
Prepaid satellite services	—	2,500,000
Deferred income taxes	786,000	1,172,000
Other	511,000	919,000

	$3,796,000	$16,879,000

Accrued liabilities:
Current portion of warranty reserve	$1,291,000	$494,000
Accrued vacation	2,531,000	3,284,000
Accrued bonus	1,828,000	1,952,000
Accrued 401(k) matching contribution	1,773,000	2,288,000
Collections in excess of revenues	6,196,000	6,090,000
Other	1,351,000	3,688,000

	$14,970,000	$17,796,000

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years. The technology intangible asset has several components with estimated useful lives of six to nine years, contracts and relationships intangible asset has several components with estimated useful lives of three to nine years, acquired work force has an estimated useful life of five years, non-compete agreements have useful lives of three to five years and goodwill has an estimated useful life of seven years. Below is the allocation of the intangible assets from acquisitions and the accumulated amortization as of March 31, 2001 and 2002:

					Accumulated amortization
					as of March 31,
	Satellite	Comsat	U.S.
	Networks	Laboratories	Monolithics	Total	2001	2002

Existing Technology	$9,845,000	$3,850,000	$13,075,000	$26,770,000	$1,183,000	$3,369,000
Contracts and relationships	9,686,000	—	50,000	9,736,000	1,010,000	2,162,000
Acquired workforce	5,477,000	—	—	5,477,000	1,004,000	2,101,000
Non-compete agreements	—	5,350,000	2,600,000	7,950,000	—	1,320,000
Other amortizable assets	—	3,800,000	3,075,000	6,875,000	—	558,000
Goodwill	4,517,000	1,386,000	11,415,000	17,318,000	592,000	1,238,000

Totals	$29,525,000	$14,386,000	$30,215,000	$74,126,000	$3,789,000	$10,748,000

As the result of adopting SFAS 142 for our fiscal year ending March 31, 2003, we will no longer amortize the intangibles assets “Acquired workforce” of $5.5 million or “Goodwill” of $4.5 million acquired in the Satellite Networks Business acquisition. “Acquired workforce” does not meet the separability requirements of SFAS 141 and will be subsumed into goodwill beginning April 1, 2002.

The amortization expense was $3.8 million and $7.0 million for the years ended March 31, 2001 and 2002, respectfully. The estimated amortization expense for the next five years is as follows:

Year Ending March 31,	Amortization

2003	$8,450,000
2004	7,842,000
2005	6,642,000
2006	6,048,000
2007	5,376,000

Note 4 — Notes Payable and Line of Credit

	As of March 31,

	2001	2002

Bank installment loan, with a maturity date of September 2001, total monthly payment of $56,000 with interest rates ranging between 7.10% and 7.35%, collateralized by equipment	$336,000	$—

Less current portion	(336,000)	—

	$0	$—

     On June 21, 2001 the Company entered into a Revolving/Term Loan Agreement of $25 million with certain banks. On March 29, 2002 the Company extended its Revolving/Term Loan Agreement of $25 million to April 30, 2003. Under the revolving/term facility, we have the option to borrow at the bank’s prime rate or at LIBOR plus, in each case, an applicable margin based on the ratio of our total debt to EBITDA (earnings before interest and taxes and depreciation and amortization). The agreement contains financial covenants that set maximum debt to EBITDA limits, minimum quarterly EBITDA limits, a minimum quick ratio limit and a minimum tangible net worth limit. The agreement is collateralized by cash, accounts receivable and inventory of the Company.

     As of March 31, 2002, we were in violation of the minimum quarterly EBITDA limit and the minimum tangible net worth limit financial covenants of our revolving/term facility. The Administrative Agent and lenders have indicted that we will be provided a waiver for the financial covenant violation. However, we cannot assure you that such a waiver will be forthcoming, or that we will be able to comply with our financial covenants in the future, or that any further financial covenant violations will be waived. Any violation that is not waived could result in an event of default, permitting the Administrative Agent and lenders to suspend commitments to make any advance, to declare notes and interest thereon due and payable, and to require any outstanding letters of credit to be collateralized by an interest bearing cash account. At March 31, 2002, the total outstanding borrowings

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under the revolving/term facility were $9.9 million and amounts outstanding under standby letters of credit were $1.6 million, leaving borrowing availability under the revolving/term facility of $13.5 million.

Note 5 — Common Stock and Options

     In September 2001, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for the future sale of up to $75 million of debt securities, common stock, preferred stock, depositary shares, and warrants. The securities may be offered from time to time, separately or together, directly by the Company or through underwriters at amounts, prices, interest rates and other terms to be determined at the time of the offering. The Company currently intends to use the net proceeds from the sale of the securities under the shelf registration statement for general corporate purposes, including acquisitions, capital expenditures, working capital and the repayment or refinancing of our debt. On January 8, 2002 we completed a public stock offering under our universal shelf registration statement for the sale of 2,000,000 shares of common stock for net proceeds of approximately $27.1 million.

     In July 1993, the Company adopted the 1993 Stock Option Plan (the “Plan”) which authorizes 1,467,000 shares to be granted no later than July 2003. In November 1996, the Plan was terminated and replaced by the ViaSat, Inc. 1996 Equity Participation Plan (the “1996 Equity Participation Plan”). No options have been issued under the Plan since July 1996.

     In November 1996, the Company adopted the 1996 Equity Participation Plan. The 1996 Equity Participation Plan provides for the grant to executive officers, other key employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards. In September 2000, the Company amended the 1996 Equity Participation Plan to increase the maximum number of shares reserved for issuance under this plan from 2,500,000 shares to 6,100,000 shares. As of March 31, 2002, the Company had granted options to purchase 4,343,323 shares of common stock under this plan with vesting terms of three to five years and are exercisable for up to ten years from the grant date or up to five years from the date of grant for a ten percent owner.

     In November 1996, the Company adopted the ViaSat, Inc. Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) to assist employees in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. A maximum of 1,000,000 shares of common stock are reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of March 31, 2002, the Company had issued 473,169 shares of common stock under this plan.

     In January 2002, the Company assumed the US Monolithics 2000 Incentive Plan (the “USM Plan”) which was amended and restated January 2002. Pursuant to such assumption, all options granted under the USM Plan were converted into options to purchase common stock of the Company. The number of shares of common stock reserved for issuance under this plan is 203,000. As of March 31, 2002, options to purchase 44,418 shares of common stock had been granted under this plan, all of which were converted from previously issued US Monolithics options.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Transactions under the Company’s stock option plans are summarized as follows:

			Weighted Average
	Number	Exercise Price	Exercise Price
	of Shares	Per Share	Per Share

Outstanding at March 31, 1999	1,620,592	.24–9.91	5.30
Options granted	851,600	4.25–43.82	12.98
Options canceled	(64,942)	2.05–7.77	6.67
Options exercised	(228,448)	.24–9.91	3.06

Outstanding at March 31, 2000	2,178,802	.68–43.82	8.50
Options granted	2,136,800	9.95–27.94	20.42
Options canceled	(165,383)	3.69–26.16	14.00
Options exercised	(324,075)	.68–8.33	3.82

Outstanding at March 31, 2001	3,826,144	2.05–43.82	15.31
Options assumed from USM Plan	44,418	8.94–8.94	8.94
Options granted	985,150	9.96–21.75	15.55
Options canceled	(293,301)	5.86–36.56	19.89
Options exercised	(174,670)	2.05–8.56	4.85

Outstanding at March 31, 2002	4,387,741	4.25–43.82	15.41

     The following table summarizes all options outstanding and exercisable by price range as of March 31, 2002:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life-years	Price	Exercisable	Price

$ 4.25 – 5.86	612,678	6.53	$5.18	408,574	$5.27
6.38 – 7.77	592,614	5.94	7.24	517,820	7.21
8.07 – 12.76	207,118	7.85	9.44	87,089	8.79
13.16 – 13.16	493,750	9.70	13.16	0	0.00
13.50 – 15.92	453,162	8.50	14.81	98,862	14.97
16.31 – 21.83	370,617	9.12	19.87	20,042	19.07
22.03 – 22.03	1,386,602	8.49	22.03	426,124	22.03
22.10 – 35.63	263,200	7.74	25.64	137,963	25.75
36.35 – 36.35	2,000	7.88	36.35	1,334	36.35
43.82 – 43.82	6,000	2.93	43.82	4,200	43.82

4.25 – 43.82	4,387,741	7.98	15.41	1,702,008	12.74

     On November 28, 2001 the Company accelerated the vesting of 2,666 outstanding options granted under the 1996 Equity Participation Plan to one individual. Non-cash compensation of $15,000 related to this modification of vesting was recorded in the fiscal year ended March 31, 2002. On September 1, 2000 the Company accelerated the vesting of 7,667 outstanding options granted under the 1996 Equity Participation Plan to one individual. Non-cash compensation of $134,000 related to this modification of vesting was recorded in the fiscal year ended March 31, 2001.

Note 6 — Shares Used in Earnings Per Share Calculations

	Years Ended March 31,

	2000	2001	2002

Weighted average common shares outstanding used in calculating basic net income per share	16,193,000	21,379,015	23,071,840
Weighted average options to purchase common stock as determined by application of the treasury stock method	1,223,170	1,148,430	879,291
Employee Stock Purchase Plan equivalents	6,274	9,537	2,533

Shares used in computing diluted net income per share	17,422,444	22,536,982	23,953,664

     Antidilutive shares and warrants excluded from the calculation were 30,420, 1,262,564 and 2,252,224 shares for the fiscal years ended March 31, 2000, 2001, and 2002 respectively.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 — Pro Forma Earnings Per Share

     The fair values of options granted during the years ended as reported below were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan

	2000	2001	2002	2000	2001	2002

Expected life (in years)	4.99-5.00	4.86	4.88	0.50	0.50	0.50
Risk-free interest rate	5.69%	5.42%	4.51%	5.55%	5.70-6.24%	1.69-5.32%
Expected volatility	71.00%	125.00%	91.00%	71.00%	125.00%	91.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

     The weighted average estimated fair value of employee stock options granted during 2000, 2001, and 2002 was $16.61, $18.69, and $11.55 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during 2000, 2001 and 2002 was $5.43, $9.23 and $6.07 per share, respectively.

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period. The Company’s pro forma information for the years ended March 31, 2000, 2001 and 2002 is as follows:

	Year Ended March 31,

	2000	2001	2002

Net income as reported	$7,906,000	$10,265,000	$2,157,000
Pro forma net income (loss)	5,974,000	952,000	(11,202,000)
Pro forma basic earnings per share	0.74	0.04	(0.49)
Pro forma diluted earnings per share	0.70	0.04	(0.49)

Note 8 — Income Taxes

     The provision for income taxes includes the following:

	Years Ended March 31,

	2000	2001	2002

Current tax provision
Federal	$2,947,000	$2,629,000	$(1,997,000)
State	681,000	—	—
Foreign	—	1,063,000	556,000

	3,628,000	3,692,000	(1,441,000)

Deferred tax (benefit) provision
Federal	680,000	(137,000)	52,000
State	163,000	(80,000)	(1,623,000)
Foreign	—	(53,000)	53,000

	843,000	(270,000)	(1,518,000)

Total provision for income taxes	$4,471,000	$3,422,000	$(2,959,000)

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of March 31,

	2001	2002

Deferred tax assets:
Warranty reserve	$347,000	$349,000
Inventory reserve	744,000	1,666,000
Accrued vacation	559,000	999,000
State income taxes	21,000	—
Depreciable, amortizable and other property	766,000	(402,000)
Tax credits	—	1,018,000
Joint venture	—	251,000
Other	141,000	215,000

Total deferred tax assets	$2,578,000	$4,096,000

     A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Years Ended March 31,

	2000	2001	2002

Tax expense (benefit) at statutory rate	$4,208,000	$4,690,000	$(281,000)
State tax provision, net of federal benefit	558,000	(223,000)	(218,000)
Research tax credit	(240,000)	(928,000)	(2,439,000)
Other	(55,000)	(117,000)	(21,000)

	$4,471,000	$3,422,000	$(2,959,000)

     Research and development tax credit increased in 2002 based upon historical detailed information received Scientific-Atlanta, Inc. in conjunction with the Satellite Networks Business acquisition for calculating base period percentages. The results of the calculation provided a tax credit greater than the current year tax liability. The tax credit will be carried back to prior years where the total of refundable income taxes paid exceed the total amount of the tax credit to be carried back, so the tax credit will not be carried forward.

Note 9 — Employee Benefits

     The Company has a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code. The Company may make discretionary contributions to the plan which vest equally over six years. Employees who are at least 21 years of age are eligible to participate in the plan. Participants are entitled, upon termination or retirement, to their vested portion of the plan assets which are held by an independent trustee. Discretionary contributions accrued by the Company during fiscal years 2000, 2001 and 2002 amounted to $917,000, $1,772,000 and $2,288,000, respectively. The increase in the contributed amount is primarily due to acquisitions and an increase in employment of existing business. The cost of administering the plan is not significant.

Note 10 — Commitments

     The Company leases office facilities under noncancelable operating leases with initial terms ranging from one to ten years which expire between June 2002 and December 2009. Certain of the Company’s facilities leases contain option provisions which allow for extension of the lease terms. Rent expense, which is recognized on a straight-line basis, was $1,939,000, $4,194,000 and $5,246,000 in fiscal years 2000, 2001 and 2002, respectively.

     Future minimum lease payments are as follows:

Year Ending March 31,

2003	$6,298,000
2004	3,215,000
2005	2,598,000
2006	2,573,000
2007	2,570,000
Thereafter	6,854,000

$24,108,000

     Capital lease obligations of $438,000 due in the fiscal year ended March 31, 2003 are included in other accrued liabilities and capital lease obligations of $174,000 due in the fiscal year ended March 31, 2004 are included in other liabilities. The capital lease obligations were assumed in the acquisition of US Monolithics and are secured by tangible personal property of US Monolithics. The net fixed assets included in property plant and equipment subject to the capital lease obligations were $899,000 at March 31, 2002.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 — Contingencies

     On September 15, 2000 ORBCOMM Global, L.P. (ORBCOMM) and seven of its subsidiaries filed a voluntary petition for Chapter 11 relief in the United States Bankruptcy Court for the District of Delaware as part of its efforts to restructure and reorganize its business. ORBCOMM has continued its efforts to maintain and operate its network of low-Earth orbit (LEO) satellites and related ground facilities while it restructures its operations. On April 23, 2001, International Licensees, LLC was approved by the bankruptcy court as the buyer of ORBCOMM. International Licensees is a consortium of current ORBCOMM licensees and other investors. There remain some conditions with respect to financing set in bankruptcy that the International Licensees must fulfill in the future. A failure to meet these conditions could result in the unwinding of the purchase by the International Licensees. Although discussions continue with ORBCOMM, we no longer consider it reasonably possible that our recorded assets of $4.8 million will be recovered. A charge was made for this amount and is included in our results for fiscal year ended March 31, 2002.

     On December 5, 2001 Astrolink International LLC terminated for convenience two of our ground segment contracts. These two contracts relate to the development and production of subscriber terminals and service provider gateways for the Astrolink satellite system. This termination requires Astrolink to pay ViaSat a termination amount that is based on a predetermined formula provided by the contracts. The contractual termination amounts, to the extent collectible, exceed our assets at risk. In addition, Telespazio SpA terminated our contract for the production of dedicated gateways for the Astrolink system.

     The assets at risk to Astrolink as of March 31, 2002 were accounts receivable due from Astrolink in the amount of approximately $6.3 million and $2.5 million for prepaid airtime on Astrolink satellites. We expect that our assets at risk will exceed $8.8 million, however, the additional amounts at risk are not determinable at this time. Further, we expect to incur additional costs associated with winding down the program and terminating the contracts of our subcontractors on the program.

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

Note 12 — Immeon Networks, L.L.C.

     In January 2001 the Company and Loral Skynet formed a 50-50 joint venture named Immeon Networks, L.L.C. (Immeon). The Company accounts for its investment under the equity method because the Company has significant influence, but not control, of the operations of Immeon. During periods of operating losses of Immeon, those losses are allocated to the Company and Loral Skynet according to each venturer’s contribution to Immeon. Upon the obtainment of profitability by Immeon, contributions previously provided by the joint venturers will be reimbursed based on the allocation profits. Once all contributions have been fully reimbursed to respective the venturer, each venturer is entitled to 50% of the net profits of Immeon, subject to certain adjustments. To date the Company has been the only provider of services to Immeon. As such, in accordance with the terms of the joint venture agreement, these services are considered contributions to Immeon for the purposes of determining the allocation of the net loss of Immeon to the venturers. The Company’s share of the operating losses of Immeon for fiscal years 2002 and 2001 of $2,787,000 and $558,000, respectively, represent substantially all of the net losses of Immeon. The Company’s share of the net losses of Immeon is limited to the extent of the Company’s investment in (including contributions in form of services), advances to and financial guarantees that create additional basis in Immeon. The Company’s share of losses and advances to Immeon have reduced our investment, including contributions in the form of services, to zero. The Company is obligated to provide services to Immeon through December 31, 2002.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13 — Segment Information

     We are organized primarily on the basis of products with commercial and government (defense) communication applications. The following table summarizes revenues and operating profits by operating segment for the fiscal years ended March 31, 2001 and 2002. Certain corporate general and administrative costs, amortization of intangible assets and charges of acquired in-process research and development are not allocated to either segment and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit. Assets are not tracked by operating segment. Consequently, it is not practical to show assets by operating segments. Depreciation expense is allocated to operating segments as an overhead charge based on direct labor dollars within the operating segments.

	Years Ended March 31

	2001	2002

Revenues
Commercial	$101,942,000	$132,890,000
Government	62,410,000	62,738,000

Total revenues	164,352,000	195,628,000
Operating profits
Commercial	8,968,000	3,405,000
Government	9,278,000	8,485,000

Segment operating profit before corporate and other	18,246,000	11,890,000
Corporate	551,000	(397,000)
Amortization of intangibles	(3,789,000)	(6,959,000)
Acquired in-process research and development	(2,334,000)	(2,550,000)

Total operating profits	$12,674,000	$1,984,000

Revenue information by geographic area for the fiscal years ended March 31, 2001 and 2002 is as follows:

	Years Ended March 31

	2001	2002

North America	$130,011,000	$143,702,000
Europe	15,375,000	25,499,000
Asia Pacific	17,198,000	24,469,000
Latin America	1,768,000	1,958,000

	$164,352,000	$195,628,000

We distinguish revenues from external customers by geographic areas based on customer location.

The net book value of long-lived assets located outside North America were $37,000 and $32,000 at March 31, 2001 and 2002, respectfully.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED MARCH 31, 2002

	Allowance	Allowance
	for Doubtful	For Warranty
Date	Accounts	Costs	Total

Balance, March 31, 1999	0	1,771,000	1,771,000
Provision	0	66,000	66,000
Write-off	0	(788,000)	(788,000)

Balance, March 31, 2000	0	1,049,000	1,049,000
Satellite Networks acquisition	$439,000	1,015,000	1,454,000
Provision	316,000	809,000	1,125,000
Write-off	(439,000)	(1,541,000)	(1,980,000)

Balance, March 31, 2001	$316,000	$1,332,000	$1,648,000
Comsat Laboratories acquisition	55,000	515,000	570,000
Provision	5,046,000	888,000	5,934,000
Write-off	(4,930,000)	(1,237,000)	(6,167,000)

Balance, March 31, 2002	$487,000	$1,498,000	$1,985,000