Form 10-Q
period 2002-06-30
VIASAT INC
filed 2002-08-14
CIK 797721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2002.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]   No  [   ]

     The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of August 9, 2002 was 26,008,006.

VIASAT, INC.

INDEX

		Page

PART I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at March 31, 2002 and June 30, 2002.	3

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2001 and 2002.	4

	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2001 and 2002.	5

	Condensed Consolidated Statement of Stockholders’ Equity for the three months ended June 30, 2002.	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

PART II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	31

	Signatures	32

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2002	June 30, 2002

		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,464	$7,920
Short-term investments	156	156
Accounts receivable, net	80,170	80,145
Inventory	30,116	33,884
Deferred income taxes	2,974	2,818
Prepaid expenses and other current assets	7,343	7,321

Total current assets	127,223	132,244
Goodwill	19,456	19,456
Other intangible assets, net	43,922	41,811
Property and equipment, net	31,117	32,350
Other assets	16,949	18,940

Total assets	$238,667	$244,801

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,069	$20,045
Accrued liabilities	17,796	12,441
Line of credit	9,900	18,350

Total current liabilities	43,765	50,836
Other liabilities	2,549	2,425

Total liabilities	46,314	53,261

Contingencies (Note 7)
Minority interest in consolidated subsidiary	414	407

Stockholders’ equity:
Common stock	2	3
Paid in capital	152,775	153,492
Retained earnings	39,485	37,903
Unearned compensation	(138)	(103)
Accumulated other comprehensive income (loss)	(185)	(162)

Total stockholders’ equity	191,939	191,133

Total liabilities and stockholders’ equity	$238,667	$244,801

See accompanying notes to condensed consolidated financial statements

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share data)

	Three Months Ended June 30,

	2001	2002

Revenues	$48,834	$42,863
Cost of revenues	33,942	29,364

Gross profit	14,892	13,499
Operating expenses:
Selling, general and administrative	7,995	8,738
Independent research and development	1,280	5,698
Amortization of intangible assets	598	2,111
Amortization of goodwill	436	—

Income (loss) from operations	4,583	(3,048)
Other income (expense):
Interest income	218	14
Interest expense	(5)	(125)
Minority interest	(77)	(4)
Equity in loss of joint venture	(724)	(529)

Income (loss) before income taxes	3,995	(3,692)
Provision (benefit) for income taxes	1,291	(2,110)

Net income (loss)	$2,704	$(1,582)

Basic net income (loss) per share	$0.12	$(0.06)

Diluted net income (loss) per share	$0.12	$(0.06)

Shares used in computing basic net income (loss) per share	22,029,336	25,911,632

Shares used in computing diluted net income (loss) per share	22,982,581	25,911,632

See accompanying notes to condensed consolidated financial statements

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended June 30,

	2001	2002

Cash flows from operating activities:
Net income (loss)	$2,704	$(1,582)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,873	2,430
Amortization of goodwill, intangible assets and software	1,047	2,376
Deferred income taxes	541	(408)
Equity in loss of joint venture	724	529
Minority interest in consolidated subsidiary	45	(7)
Non-cash compensation	—	35
Increase (decrease) in cash resulting from changes in, net of effects of acquisitions:
Accounts receivable	2,979	71
Inventory	(4,115)	(3,937)
Other assets	634	301
Accounts payable	(2,380)	3,974
Accrued liabilities	(219)	(5,369)
Other liabilities	563	14

Net cash provided by (used in) operating activities	4,396	(1,573)

Cash flows from investing activities:
Investment in joint venture	(724)	(529)
Purchases of short-term investments, net	(152)	—
Investment in capitalized software	(1,628)	(1,971)
Purchases of property and equipment, net	(2,588)	(3,661)

Net cash used in investing activities	(5,092)	(6,161)

Cash flows from financing activities:
Proceeds from line of credit	—	8,450
Repayment of notes payable	(168)	—
Net proceeds from issuance of common stock, net of issuance costs	789	718

Net cash provided by financing activities	621	9,168
Effect of exchange rate changes on cash	(48)	22

Net (decrease) increase in cash and cash equivalents	(123)	1,456
Cash and cash equivalents at beginning of period	17,721	6,464

Cash and cash equivalents at end of period	$17,598	$7,920

See accompanying notes to condensed consolidated financial statements

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share data)

	Common Stock					Accumulated
						Other
	Number of		Paid in	Retained	Unearned	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Total	Income (Loss)

Balance at March 31, 2002	25,908,373	$2	$152,775	$39,485	$(138)	$(185)	$191,939
Exercise of stock options	6,336		48				48
Issuance of stock under Employee Stock Purchase Plan	93,297	1	669				670
Compensation recognized					35		35
Net income				(1,582)			(1,582)	$(1,582)
Foreign currency translation						23	23	23

Comprehensive income								$(1,559)

Balance at June 30, 2002	26,008,006	$3	$153,492	$37,903	$(103)	$(162)	$191,133

See accompanying notes to condensed consolidated financial statements

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation

     The accompanying condensed consolidated balance sheet as of June 30, 2002 the condensed consolidated statements of operations for the three months ended June 30, 2001 and 2002, the condensed consolidated statements of cash flows for the three months ended June 30, 2001 and 2002, and the condensed consolidated statement of stockholders’ equity for the three months ended June 30, 2002 have been prepared by the management of ViaSat, Inc., and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2002 included in our 2002 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

     Our consolidated financial statements include the assets, liabilities and results of operations of TrellisWare Technologies, Inc., a majority owned subsidiary of ViaSat. All significant intercompany amounts have been eliminated.

     Certain prior period adjustments have been reclassified to conform to the current period presentation

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

     In July 2002, the FASB issued SFAS No. 146 — Accounting for Costs Associated with Exit or Disposal Activities was issued. SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities. Under SFAS No. 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption is not expected to have a material effect on the consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145 — Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. This statement is effective for fiscal years beginning after May 15, 2002. The adoption is not expected to have a material effect on the consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121— Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 resolves implementation issues previously experienced under SFAS No. 121 and broadens the reporting of discontinued operations. This statement becomes effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption did not have a material impact on the consolidated financial statements.

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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 — Revenue Recognition

     The majority of our revenues are derived from services performed under a variety of contracts including cost-plus-fixed fee, fixed-price, and time and materials type contracts. Generally, revenues are recognized as services are performed using the percentage of completion method, measured primarily by costs incurred to date compared with total estimated costs at completion or based on the number of units delivered. We provide for anticipated losses on contracts by a charge to income during the period in which they are first identified. In June 2002 we received an award of approximately $29.6 million to continue engineering development and for the low rate initial production of terminals under an existing government contract. The most recent award required a revision of the estimate of total contract value and total estimated contract costs at completion for determining the cumulative amounts of revenue and gross profit to be recognized through June 30, 2002. This change in estimate resulted in a favorable gross profit impact of $1.9 million for the three months ended June 30, 2002.

     Contract costs on U.S. Government contracts, including indirect costs, are subject to audit and negotiations with government representatives. These audits have been completed and agreed upon through fiscal year 1998. Contract revenues and accounts receivable are stated at amounts which are expected to be realized upon final settlement.

Note 3 — Earnings Per Share

     Common stock equivalents of 953,245 and 544,769 shares for the three months ended June 30, 2001 and 2002, respectively were used to calculate diluted earnings per share. Antidilutive shares excluded from the calculation were 1,902,183 and 3,052,502 shares for the three months ended June 30, 2001 and 2002, respectively. Common stock equivalents are primarily comprised of options granted under our stock option plans.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 — Composition of Certain Balance Sheet Captions (in thousands)

	March 31,	June 30,
	2002	2002

		(Unaudited)
Cash and cash equivalents:
Cash	$4,494	$5,944
Investments in debt securities	1,970	1,976

	$6,464	$7,920

Accounts receivable, net:
Billed	$39,081	$37,701
Unbilled	41,576	42,889
Allowance for doubtful accounts	(487)	(445)

	$80,170	$80,145

Inventory:
Raw materials	$13,268	$20,753
Work in process	9,906	10,494
Finished goods	6,942	2,637

	$30,116	$33,884

Other intangible assets:
Technology	$26,770	$26,770
Contracts and relationships	9,736	9,736
Non-compete agreement	7,950	7,950
Other intangibles	6,875	6,875

	51,331	51,331
Less accumulated amortization	(7,409)	(9,520)

	$43,922	$41,811

Property and equipment:
Machinery and equipment	$30,131	$30,824
Computer equipment and software	15,783	16,298
Furniture and fixtures	2,030	2,062
Construction in progress	5,161	7,539

	53,105	56,723
Less accumulated depreciation	(21,988)	(24,373)

	$31,117	$32,350

Other assets:
Capitalized software costs, net	$12,313	$14,019
Prepaid satellite services	2,500	2,500
Deferred income taxes	1,172	1,736
Other	964	685

	$16,949	$18,940

Accrued liabilities:
Current portion of warranty reserve	$494	$527
Accrued vacation	3,284	3,724
Accrued bonus	1,952	891
Accrued 401(k) matching contribution	2,288	—
Collections in excess of revenues	6,090	5,262
Other	3,688	2,037

	$17,796	$12,441

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5 — Accounting for Goodwill and Intangible Assets

     The FASB issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets in July 2001. SFAS No. 141 requires that all business combinations be accounted for using the purchase method. SFAS No. 141 also specifies criteria for recognizing and reporting intangible assets apart from Goodwill; however, Acquired workforce must be recognized and reported in goodwill. SFAS No. 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful life. SFAS No. 142 also requires that goodwill not be amortized but instead tested for impairment in accordance with the provisions of SFAS No. 142 at least annually and more frequently upon the occurrence of certain events. In addition, all goodwill must be assigned to reporting units for purposed of impairment testing.

     We adopted certain of the provisions of these pronouncements effective July 1, 2002, as required for goodwill and intangible assets acquired in purchase business combination consummated after June 30, 2001. We adopted the remaining provisions of SFAS No. 141 and SFAS No. 142 effective April 1, 2002. As a result of adopting SFAS No. 142 on April 1, 2002, “Acquired workforce” with a net book value of $3.4 million was reclassified to goodwill.

     We are in the process of assessing whether goodwill within our reporting units was impaired at the date of adoption of this pronouncement using a two-step transitional impairment test. The first step, which we must complete by September 30, 2002, is our identification of any impairment of goodwill as of April 1, 2002. If any impairment is identified in step one, we will be required to complete a second step to measure the actual amount of the impairment loss, if any, prior to March 31, 2003. Any impairment loss resulting from the transitional impairment test will be reflected as the cumulative effect of a change in accounting principle as of April 1, 2002. As we have not yet completed the impairment test, we have not yet determined the impact, if any, that it will have on our financial position or results of operations.

     A reconciliation of results of operations adjusted to exclude amortization expense net of tax related to goodwill (including Acquired workforce) assuming adoption of SFAS 142 on April 1, 2001 is as follows (In thousands, except share data):

	Three months ended June 30,

	2001	2002

Reported net income (loss)	$2,704	$(1,582)
Goodwill amortization	262	—

Adjusted net income (loss)	$2,966	$(1,582)

Basic net income (loss) per share Reported net income (loss)	$0.12	$(0.06)
Goodwill amortization	0.01	—

Adjusted net income (loss)	$0.13	$(0.06)

Diluted net income (loss) per share Reported net income (loss)	$0.12	$(0.06)
Goodwill amortization	0.01	—

Adjusted net income (loss)	$0.13	$(0.06)

Shares used in per share calculation
Basic	22,029,336	25,911,632

Diluted	22,982,581	25,911,632

The intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years. The technology intangible asset has several components with estimated useful lives of six to nine years, contracts and relationships intangible asset has several components with estimated useful lives of three to nine years and non-compete agreements have useful lives of three to five years.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization

For the three months ended June 30, 2002	$2,111
Expected for the remainder of fiscal year 2003	6,339
Expected for fiscal year 2004	7,842
Expected for fiscal year 2005	6,642
Expected for fiscal year 2006	6,048
Expected for fiscal year 2007	5,376

Note 6 — Notes Payable and Line of Credit

     On June 21, 2001 we entered into a Revolving/Term Loan Agreement of $25 million with certain banks. On March 29, 2002 we extended our Revolving/Term Loan Agreement of $25 million to April 30, 2003. Under the revolving/term facility, we have the option to borrow at the bank’s prime rate or at LIBOR plus, in each case, an applicable margin based on the ratio of our total debt to EBITDA (earnings before interest and taxes and depreciation and amortization). The agreement contains financial covenants that set maximum debt to EBITDA limits, minimum quarterly EBITDA limits, a minimum quick ratio limit and a minimum tangible net worth limit. As of March 31, 2002 we were in violation of the minimum quarterly EBITDA limit and the minimum tangible net worth limit. On July 10, 2002, ViaSat executed a Waiver and Amendment No. 2 to the Revolving/Term Loan Agreement which waived those covenant violations and added limitations on ViaSat’s ability to borrow additional funds from the banks based on the levels of accounts receivable and inventory held by ViaSat. The agreement is collateralized by cash, accounts receivable, and inventory of ViaSat.

     As of June 30, 2002 ViaSat was in violation of the EBITDA limit of the Revolving/Term Loan Agreement. ViaSat obtained a waiver of this covenant violation which is subject to further negotiation and may require a reduction in the line of credit.

     We cannot assure you that we will be able to comply with our financial covenants in the future, or that any further financial covenant violations will be waived. Any violation that is not waived could result in an event of default, permitting the Administrative Agent and lenders to suspend commitments to make any advance, to declare notes and interest thereon due and payable, and to require any outstanding letters of credit to be collateralized by an interest bearing cash account. At June 30, 2002 the total outstanding borrowings under the revolving/term facility were $18.4 million and amounts outstanding under standby letters of credit were $1.3 million. With the limitation of borrowing based on levels of accounts receivable and inventory, borrowing availability under the revolving/term facility was $1.0 million at June 30, 2002.

Note 7 — Contingencies

     On December 5, 2001 Astrolink International LLC terminated for convenience two of our ground segment contracts. At the time of termination, one of Astrolink’s major investors had announced that it would not invest further in the Astrolink program. These two contracts relate to the development and production of subscriber terminals and service provider gateways for the Astrolink satellite system. The terms of the contracts require Astrolink to pay us an aggregate termination claim of approximately $34.1 million. This contractual termination amount, to the extent collectible, exceeds our assets at risk, but has not been recorded in the accompanying consolidated balance sheet. Astrolink contracts, accounted for approximately 10% of our revenues in fiscal year 2002. We have not recorded any revenue related to the Astrolink contracts in fiscal year 2003.

     The assets at risk to Astrolink included in our balance sheet as of June 30, 2002 were accounts receivable due from Astrolink in the amount of approximately $6.3 million, inventory specific to Astrolink of $394,000 and $2.5 million we had prepaid for airtime on Astrolink satellites. The $6.3 million accounts receivable is included in Astrolink’s $34.1 million termination liability to us noted above. We expect that our assets at risk will exceed $9.2 million. We expect to incur additional costs associated with winding down the program and terminating the contracts of our subcontractors on the program, but the additional amounts at risk are not determinable at this time.

     In May 2002 Liberty Satellite & Technology, Inc. (“Liberty”), an investor in Astrolink, reported that it has signed non-binding letter of intent with the other investors in Astrolink (Lockheed Martin Corporation, TRW, Inc. and Telepazio S.p.A.) in connection with a proposed restructuring of Astrolink.

     We are currently a party to various government and commercial contracts which require us to meet performance covenants and project milestones. Under the terms of these contracts, failure by us to meet such performance covenants and milestones permit the other party to terminate the contract and, under certain circumstances, recover liquidated damages or other penalties. We are currently not in compliance (or in the past was not in compliance)

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

with the performance or milestone requirements of certain of these contracts. Historically, our customers have not elected to terminate such contracts or seek liquidated damages from us and we do not believe that our existing customers will do so; therefore, we have not accrued for any potential liquidated damages or penalties.

Note 8 — Immeon Networks, L.L.C.

     In January 2001 ViaSat and Loral Skynet formed a joint venture named Immeon Networks, L.L.C. (Immeon). We account for our investment under the equity method because we have significant influence, but not control, of the operations of Immeon. During periods of operating losses of Immeon, those losses are allocated to ViaSat and Loral Skynet according to each venture’s contribution to Immeon. If Immeon attains profitability in the future, contributions previously provided by the joint venturers will be reimbursed based on the allocation of profits. Once all contributions have been fully reimbursed to the respective venturer, each venturer is entitled to 50% of the net profits of Immeon, subject to certain adjustments. To date, we have provided services to Immeon. As such, in accordance with the terms of the joint venture agreement, the services are considered contributions to Immeon for the purposes of determining the allocation of the net loss of Immeon to the venturers. Our share of the operating losses of Immeon for the three months ended June 30, 2001 and 2002 was $724,000 and $529,000, respectively. Our share of the net losses of Immeon is limited to the extent of our investment in (including contributions in the form of services), advances to and financial guarantees that create additional basis in Immeon. Our share of losses and advances to Immeon has reduced our investment, including contributions in the form of services, to zero. We are obligated to provide services to Immeon through December 31, 2002; provided however, that we would maintain an obligation to provide some level of service to Immeon through the end of its customer contracts in 2004.

Note 9 — Income Taxes

     In calculating the tax benefit for the three months ended June 30, 2002 we applied a 40% tax rate to income before taxes and combined the result with the research and development tax credit estimated for the period. Our estimated annual effective rate for the fiscal year is influenced by the amount of research and development tax credit relative to income before taxes. Since the research and development tax credit is not variable to income, fluctuations in estimated annual income before taxes can cause disproportionate changes in the tax provision. In calculating the tax provision for the three months ended June 30, 2001 we applied the estimated annual effective rate of 32.3% to income before taxes.

Note 10 — Segment Information

     We are organized primarily on the basis of products with commercial and government (defense) communication applications. The following table summarizes revenues and operating profits by operating segment for the three months ended June 30, 2001 and 2002. Certain corporate general and administrative costs, amortization of intangible assets and charges of acquired in-process research and development are not allocated to either segment and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit. Assets are not tracked by operating segment. Consequently, it is not practical to show assets by operating segments. Depreciation expense is allocated to operating segments as an overhead charge based on direct labor dollars within the operating segments (in thousands).

	Three months ended June 30,

	(unaudited)	(unaudited)

	2001	2002

Revenues
Commercial	$33,822	$22,584
Government	15,012	20,279

Total revenues	48,834	42,863
Operating profits (losses)
Commercial	3,759	(6,042)
Government	1,956	3,939

Segment operating profit (loss) before corporate and other	5,715	(2,103)
Corporate	(98)	1,166
Amortization of intangibles	(1,034)	(2,111)

Total operating profits (losses)	$4,583	$(3,048)

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue information by geographic area for the three month periods ended June 30, 2001 and 2002 is as follows (in thousands):

	Three months ended June 30,

	(unaudited)	(unaudited)

	2001	2002

North America	$39,215	$33,431
Europe	3,607	4,927
Asia Pacific	5,766	4,042
Latin America	246	463

	$48,834	$42,863

We distinguish revenues from external customers by geographic areas based on customer location.

The net book value of long-lived assets located outside North America were $39,000 and $35,000 at June 30, 2001 and 2002, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for included in ViaSat’s Annual Report on Form 10-K for the year ended March 31, 2002, filed with the Securities and Exchange Commission.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled “Factors That May Affect Future Performance” and elsewhere in this Quarterly Report.

General

     ViaSat was incorporated in 1986 and completed its initial public offering in 1996. We are a leading provider of advanced broadband digital satellite communications and other wireless networking and signal processing equipment and services to the defense and commercial markets. Based on our extensive experience in complex defense communications systems, we have developed the capability to design and implement innovative communications solutions that enhance bandwidth utilization by applying our sophisticated networking and digital signal processing techniques. Our goal is to leverage our advanced technology and capabilities to capture a significant share of the global satellite communications services and equipment segment of the broadband communications market for both government and commercial customers.

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

Revenue recognition

     Our revenue recognition policy is significant because our revenue is a key component of our results of operations. Generally, revenues are recognized as services are performed using the percentage of completion method, measured primarily by costs incurred to date compared with total estimated costs at completion or based on the number of units delivered. Historically, we have been able to make reliable estimates and have therefore been able to reasonably determine our percent complete. However, many of our contracts involve the development of new technology and, as a result, the development of estimates underlying our percent complete is inherently subject to greater uncertainty. Even with our experience in estimating contract costs it is possible that our actual results could ultimately differ from our estimates, or that estimates could change as we make progress on a contract. Either of these potential outcomes would result in adjustments to the revenues and profits recorded on a contract. From time to time we have recorded such changes in estimate. We encounter multiple awards to a single contract that may occur simultaneously or over time. The separate awards are treated as part of the same contract when recognizing revenue on the percentage of completion method when the awards: 1) are negotiated as a package in the same economic environment with an overall profit margin objective, 2) constitute in essence an agreement to do a single project, 3) require closely interrelated activities with substantial common costs that cannot be separately identified with, or reasonably allocated to, the elements, phases or units of output, 4) are performed concurrently or in a continuous sequence under the same project management at the same location or at different location in the same general vicinity, and 5) constitute in substance an agreement with a single customer.

     It is also possible that adjusted estimates could indicate that we will incur a loss on a contract. We provide for anticipated losses on contracts by a charge to income during the period in which they are first identified.

Capitalized Software Development Costs

     Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product. The determination of net realizable value involves judgement and estimates of future revenues to be derived from a product, as well as estimates of estimated future costs of manufacturing that product. We use our experience in the marketplace in making judgements in estimating net realizable value, but our estimates may differ from the actual outcome. We periodically assess the assumptions underlying our estimates and, if necessary, we would adjust the carrying amount of capitalized software development costs downward to our new estimate of net realizable value.

     At March 31, 2002, $12.6 million of software development costs had been incurred and as of June 30, 2002 a total of $14.6 million of software development costs had been incurred. For the three months ended June 30, 2001 and 2002 amortization expense was $14,000 and $265,000, respectively. These software development costs are part of other assets on the balance sheet and the related amortization expense is recorded as a charge to cost of revenues on the income statement.

Allowance for doubtful accounts

     We make estimates of the collectibility of our accounts receivable based on historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a significant portion of our sales have been to the U.S. Government. Our accounts receivables balance was $80.1 million, net of allowance for doubtful accounts of $445,000 as of June 30, 2002.

Allowance for warranty reserves

     We provide limited warranties on certain of our products for periods of up to five years. We record a liability for our warranty obligations when products are shipped based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products the warranty costs estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failure that may occur. It is possible that our underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation.

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

     As required in Statement of Financial Accounting Standards (“SFAS”) No. 142 and 144, we will perform periodic reviews for impairment of goodwill and other intangible assets. There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but reasonable, assumptions could produce significantly different results. Therefore, the timing and recognition of impairment losses by us in the future, if any, will continue to be dependent upon our estimates and assumptions.

Results of Operations

     The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Three Months Ended June 30,

	2001	2002

Revenues	100.0%	100.0%
Cost of revenues	69.5	68.5

Gross profit	30.5	31.5
Operating expenses:
Selling, general and administrative	16.4	20.4
Independent research and development	2.6	13.3
Amortization of intangible assets	1.2	4.9
Amortization of goodwill	0.9	—

Income (loss) from operations	9.4	(7.1)
Income (loss) before income taxes	8.2	(8.6)
Provision (benefit) for income taxes	2.7	(4.9)

Net income	5.5	(3.7)

Three Months Ended June 30, 2001 vs. Three Months Ended June 30, 2002

     Revenues. Revenues decreased 12.1% from $48.8 million for the three months ended June 30, 2001 to $42.9 million for the three months ended June 30, 2002. The decrease was largely due to lower revenues from commercial broadband activities and commercial product sales, partially offset by higher sales volume from certain government products.

Revenues from the government segment increased 35.3% from $15.0 million for the three months ended June 30, 2001 to $20.3 million for the three months ended June 30, 2002. The increase was driven by higher revenues from the MIDS and UHF modem programs.

Revenues from the commercial segment decreased 33.1% from $33.8 million for the three months ended June 30, 2001 to $22.6 million for the three months ended June 30, 2002. The decrease was largely due to lower revenues from commercial broadband activities, particularly from the Astrolink contract termination.

     Gross Profit. Gross profit decreased 9.4% from $14.9 million (30.5% of revenues) for the three months ended June 30, 2001 to $13.5 million (31.5% of revenues) for the three months ended June 30, 2002. This decrease in gross profit was primarily due to lower volumes of broadband development programs partially offset by the favorable impact of the recent MIDS award and by higher sales volumes of other higher margin government products. In June 2002 we received an award of approximately $29.6 million to continue engineering development and for low rate initial production of terminals under our existing MIDS contract. Consistent with our accounting policy for contracts with multiple awards, the most recent award was combined with the existing contract for accounting purposes, requiring us to revise our estimate of total contract value and total estimated contract costs at completion for determining the cumulative amounts of revenue and gross profit to be recognized through June 30, 2002. As a result of the award and the combination with the existing MIDS contract, we estimated an increase in gross profit on the combined contract, that will be recognized over the term of the combined contract including a favorable gross profit impact of $1.9 million for the three months ended June 30, 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased 8.8% from $8.0 million (16.4% of revenues) for the three months ended June 30, 2001 to $8.7 million (20.4% of revenues) for the three months ended June 30, 2002. The increase in SG&A expenses was due to the addition of expenses for U.S. Monolithics that was acquired in January 2002 and an increase in business development partially offset by a reduction in our bonus accrual and certain other cost saving measures. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

     Independent Research and Development. Independent research and development (“IR&D”) expenses increased 338.5% from $1.3 million (2.6% of revenues) for the three months ended June 30, 2001, to $5.7 million (13.3% of revenues) for the three months ended June 30, 2002. This increase was primarily due to IR&D spending for U.S. Monolithics whose current products are primarily in the development phase and for increased spending in commercial broadband development.

     Amortization of Goodwill and Intangible Assets. The acquisition of the Satellite Networks Business in fiscal year 2001 and Comsat Laboratories and U.S. Monolithics in fiscal year 2002 were accounted for by the purchase method of accounting. The dates of acquisition of Comsat Laboratories and U.S. Monolithics were both after June 30, 2001 and were accounted for under SFAS 141. Therefore, the goodwill of those two acquisitions has not been subject to amortization. As the result of adopting SFAS 142 for our fiscal year ending March 31, 2003, we no longer amortize the intangibles assets “Acquired workforce” of $5.5 million or “Goodwill” of $4.5 million acquired in the Satellite Networks Business acquisition. “Acquired workforce” did not meet the separability requirements of SFAS 141 and has been subsumed into goodwill beginning April 1, 2002. The intangible assets are being amortized over useful lives ranging from two to ten years. Below is the allocation of the amortization expense for the three month periods ending June 30, 2001 and 2002 (In thousands).

	Amortization for the three
	months ended June 30,

	2001	2002

Existing Technology	$323	$950
Contracts and relationships	275	275
Non-compete agreements	—	575
Other amortizable assets	—	311
Acquired workforce	274	—
Goodwill	162	—

Totals	$1,034	$2,111

     Interest Expense. Interest expense increased from $5,000 for the three months ended June 30, 2001 to $125,000 for the three months ended June 30, 2002. Total outstanding equipment loans were $168,000 at June 30, 2001. There were no outstanding borrowings under our line of credit as of June 30, 2001. At June 30, 2002 there were no outstanding equipment loans and $18.4 million in outstanding borrowings under our line of credit.

     Interest Income. Interest income decreased from $218,000 for the three months ended June 30, 2001 to $14,000 for the three months ended June 30, 2002. This decrease resulted from lower average invested cash balances and lower yields.

     Equity in Loss of Joint Venture. Equity in loss of joint venture decreased from $724,000 for the three months ended June 30, 2001 to $529,000 for the three months ended June 30, 2002. This decrease was related to an increase in revenues and lower costs for Immeon.

     Provision for Income Taxes. Our effective income tax rate decreased from a provision of 32.3% for the three months ended June 30, 2001 to a benefit of 57.2% for the three months ended June 30, 2002. In calculating the tax benefit for the three months ended June 30, 2002 we applied a 40% tax rate to income before taxes and combined the result with the research and development tax credit estimated for the period. Our estimated annual effective rate for the fiscal year is influenced by the amount of research and development tax credit relative to income before taxes. Since the research and development tax credit is not variable to income, fluctuations in estimated annual income before taxes can cause disproportionate changes in the tax provision. In calculating the tax provision for the three months ended June 30, 2001 we applied the estimated annual effective rate of 32.3% to income before taxes.

Backlog

     At June 30, 2002 we had firm backlog of $176.2 million of which $150.6 million was funded. The firm backlog of $176.2 million does not include contract options of $47.7 million. Of the $176.2 million in firm backlog, approximately $96.3 million is expected to be delivered in the fiscal year ending March 31, 2003, and the balance is expected to be delivered in the fiscal year ending March 31, 2004 and thereafter. At March 31, 2002 we had firm backlog of $139.4 million, of which $124.2 million was funded, not including options of $48.8 million. We include in our backlog only those orders for which we have accepted purchase orders.

     Backlog is not necessarily indicative of future sales. A majority of our U.S. government contracts can be terminated at the convenience of the customer since orders are often made substantially in advance of delivery, and our U.S. government contracts typically provide that orders may be terminated with limited or no penalties. Further, most of our commercial contracts do not contain specific termination liability amounts, and therefore, upon termination by a commercial customer we would only be entitled to damages provided by law. These damages would likely be substantially less than the full value of the contract. In addition, purchase orders may set forth product specifications that would require us to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the related purchase order.

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

Recent Accounting Pronouncements

     In July 2002, the FASB issued SFAS No. 146 — Accounting for Costs Associated with Exit or Disposal Activities was issued. SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities. Under SFAS No. 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption is not expected to have a material effect on the consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145 — Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. This statement is effective for fiscal years beginning after May 15, 2002. The adoption is not expected to have a material effect on the consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121— Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 resolves implementation issues previously experienced under SFAS No. 121 and broadens the reporting of discontinued operations. This statement becomes effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption did not have a material impact on the consolidated financial statements.

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

Liquidity and Capital Resources

     We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. Cash provided by operating activities for the three months ended June 30, 2001 was $4.4 million and cash used in operating activities for the three months ended June 30, 2002 was $1.6 million. We used cash to fund a net loss of $1.6 million for the three months ended June 30, 2002. Increase in inventory and an increase in accrued liabilities caused a reduction in cash which was partially offset by a decrease in accounts payable.

     Cash used in investing activities for the three months ended June 30, 2001 was $5.1 million and cash used in investing activities for the three months ended June 30, 2002 was $6.2 million. We acquired $2.6 million in equipment and invested $1.6 million in capitalized software in the three months ended June 30, 2001 compared to $3.7 million of equipment and $2.0 million of capitalized software during the three months ended June 30, 2002.

     Cash provided by financing activities for the three months ended June 30, 2001 was $621,000 and cash provided by financing activities for the three months ended June 30, 2002 was $9.2 million. This increase was primarily the result of $8.5 million in loan proceeds from our line of credit in the three months ended June 30, 2002.

     At June 30, 2002, we had $8.1 million in cash, cash equivalents and short-term investments and $81.4 million in working capital. We had $18.4 million in outstanding borrowings under our line of credit at June 30, 2002.

     On June 21, 2001 we entered into a Revolving/Term Loan Agreement of $25 million with certain banks. On March 29, 2002 we extended our Revolving/Term Loan Agreement of $25 million to April 30, 2003. Under the revolving/term facility, we have the option to borrow at the bank’s prime rate or at LIBOR plus, in each case, an applicable margin based on the ratio of our total debt to EBITDA (earnings before interest and taxes and depreciation and amortization). The agreement contains financial covenants that set maximum debt to EBITDA limits, minimum quarterly EBITDA limits, a minimum quick ratio limit and a minimum tangible net worth limit. As of March 31, 2002 we were in violation of the minimum quarterly EBITDA limit and the minimum tangible net worth limit. On July 10, 2002, ViaSat executed a Waiver and Amendment No. 2 to the Revolving/Term Loan Agreement which waived those covenant violations and added limitations on ViaSat’s ability to borrow additional funds from the banks based on the levels of accounts receivable and inventory held by ViaSat. The agreement is collateralized by cash, accounts receivable, and inventory of ViaSat.

     We cannot assure you that we will be able to comply with our financial covenants in the future, or that any further financial covenant violations will be waived. Any violation that is not waived could result in an event of default, permitting the Administrative Agent and lenders to suspend commitments to make any advance, to declare notes and interest thereon due and payable, and to require any outstanding letters of credit to be collateralized by an interest bearing cash account. At June 30, 2002 the total outstanding borrowings under the revolving/term facility were $18.4 million and amounts outstanding under standby letters of credit were $1.3 million. With the limitation of borrowing based on levels of accounts receivable and inventory, borrowing availability under the revolving/term facility was $1.0 million at June 30, 2002.

     As of June 30, 2002, ViaSat was in violation of the EBITDA limit of the Revolving/Term Loan Agreement. ViaSat obtained a waiver of this covenant violation which is subject to further negotiation and may require a reduction in the line of credit.

     On December 5, 2001 Astrolink International LLC terminated for convenience two of our ground segment contracts. At the time of termination, one of Astrolink’s major investors had announced that it would not invest further in the Astrolink program. These two contracts relate to the development and production of subscriber terminals and service provider gateways for the Astrolink satellite system. The terms of the contract require Astrolink to pay us an aggregate termination claim of approximately $34.1 million. This contractual termination amount, to the extent collectible, exceeds our assets at risk but has not been recorded in the accompanying consolidated balance sheet. Astrolink contracts accounted for approximately 10% of our revenues in fiscal year 2002. We have not recorded any revenue related to the Astrolink contracts in fiscal year 2003.

     The assets at risk to Astrolink included in our balance sheet as of June 30, 2002 were accounts receivable due from Astrolink in the amount of approximately $6.3 million, inventory specific to Astrolink of $394,000 and $2.5 million we had prepaid for airtime on Astrolink satellites. The $6.3 million accounts receivable is included in Astrolink’s $34.1 million termination liability to us noted above. We expect that our assets at risk will exceed $9.2 million. We expect to incur additional costs associated with winding down the program and terminating the contracts of our subcontractors on the program, but the additional amounts at risk are not determinable at this time.

     In May 2002 Liberty Satellite & Technology, Inc. (“Liberty”), an investor in Astrolink, reported that it has signed non-binding letter of intent with the other investors in Astrolink (Lockheed Martin Corporation, TRW. Inc. and Telepazio S.p.A.) in connection with a proposed restructuring of Astrolink.

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

     In September 2001, we filed a universal shelf registration statement with the Securities and Exchange Commission for the future sale of up to $75 million of debt securities, common stock, preferred stock, depositary shares, and warrants. The securities may be offered from time to time, separately or together, directly by us or through underwriters at amounts, prices, interest rates and other terms to be determined at the time of the offering. We currently intend to use the net proceeds from the sale of the securities under the shelf registration statement for general corporate purposes, including acquisitions, capital expenditures, working capital and the repayment or refinancing of our debt. In January 2002, we issued 2,000,000 shares of our common stock under this registration statement for proceeds, net of offering costs, of approximately $27.1 million. We used the net proceeds from the sale of the common stock for general corporate purposes, which included funding research, increasing our working capital, reducing indebtedness and capital expenditures.

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

     The following table sets forth a summary of our obligations under operating leases, capital leases, notes payable and irrevocable letters of credit for the periods indicated (in thousands):

		For the balance of	For the fiscal years ending March 31,
		fiscal year ending
	Total	March 31, 2003	2004-2006	2007-2008	After 2008

Operating Leases	$22,532	$4,722	$8,386	$5,141	$4,283
Capital leases	451	397	54	—	—
Lines of credit	18,350	18,350	—	—	—
Standby letters of credit	1,313	1,178	135	—	—

Total	$42,646	$24,647	$8,575	$5,141	$4,283

     We have a services agreement with Immeon to perform services for the operation of Immeon through December 31, 2002. If certain financial milestones have not been met by December 31, 2002 we may terminate the services agreement at that time; provided, however, that we would maintain an obligation to provide some level of service to Immeon through the end of its customer contracts in 2004.

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

Factors That May Affect Future Performance

     You should consider each of the following factors as well as the other information in this Quarterly Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case the trading price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report, including our financial statements and the related notes.

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

Our Reliance on U.S. Government Contracts Exposes Us To Significant Risks

     Approximately 38% of our revenues in fiscal year 2001, 32% of our revenues in fiscal year 2002 and 47% of our revenues for the first quarter of fiscal year 2003 were derived from U.S. government applications. Although the recent growth of our commercial business has substantially reduced our dependence on U.S. government business, this business will continue to represent a significant portion of our revenues for the foreseeable future. U.S. government business exposes us to various risks, including:

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

     In particular, on December 5, 2001 one of our customers, Astrolink International LLC, terminated for convenience two of our ground segment contracts. The termination requires Astrolink to pay us a termination amount that is based on a predetermined formula provided by the two contracts. This aggregate termination amount is approximately $34.1 million. At the time of termination, one of Astrolink’s major investors had announced that it would not invest further in the Astrolink program. Astrolink contracts, in total, accounted for approximately 10% of our revenues in fiscal year 2002. The assets at risk to Astrolink as of June 30, 2002 were accounts receivable of approximately $6.3 million (which represents a portion of the $34.1 million termination claim), inventory specific to Astrolink of $394,000 and $2.5 million for prepaid airtime on Astrolink satellites. We expect that our assets at risk will exceed $9.2 million, however, the additional amount of assets at risk is not determinable at this time. Further, we expect to incur additional costs associated with winding down the program and terminating the contracts of our subcontractors on the program. We are having continuing discussions with Astrolink, Astrolink’s investors, and other interested parties regarding potential alternatives for the Astrolink project. We cannot, however, make assurances that the assets at risk or the contractual termination amounts will be fully recovered, if at all. If Astrolink is unable to successfully restructure its operations or obtain additional funding, it would substantially limit our ability to recover the assets at risk and could cause us to incur substantial losses and impair the value of our common stock.

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

     Two commercial customers on whom we are relying in part for future revenue growth face challenges that could result in their failure to deploy planned systems in accordance with current schedules. We believe that Wildblue Communications, with which we have a large contract for the development of satellite modems and satellite modem termination systems for a planned Ka-band broadband Internet platform, may need to raise additional funds in the near future in order to remain viable, and may have difficulty obtaining such funds. Similarly, Connexion by Boeing, which has awarded us a contract to design and manufacture receive-and- transmit subsystems and other components for a satellite in-flight data network, faces substantial challenges with respect to the development of its system. Several airlines that had partnered with Boeing on the Connexion project publicly announced withdrawal from the project during fiscal year 2002. Any failure on the part of either Wildblue Communications or Boeing to deploy successfully its intended system as a result of lack of funding or other difficulties could materially harm our business and impair the value of our common stock.

A Significant Portion of Our Revenues is Derived from a Few of Our Contracts

     A small number of our contracts account for a significant percentage of our revenues. Historically, our largest revenue producing contracts have been U.S. government contracts related to our UHF DAMA technology, which generated approximately 9% of our revenues in fiscal year 2001, 10% of our revenues in fiscal year 2002 and 13% of our revenues for the first quarter of fiscal year 2003. Our five largest contracts generated approximately 36% of our revenues in fiscal year 2001 and 33% of our revenues in fiscal year 2002. The failure of these customers to place additional orders or to maintain these contracts with us for any reason, including any downturn in their business or financial condition, or our inability to renew or replace our contracts with these customers when they expire could materially harm our business and impair the value of our common stock.

We Depend Heavily on the VSAT Market

     We derived approximately 29% of our revenues in fiscal year 2001, 31% of our revenues in fiscal year 2002 and 34% of our revenues for the first quarter of fiscal year 2003 from sales of VSAT communications networks. While the market for VSAT communications networks and services has grown steadily since its inception in the mid-1980s, this market may not continue to grow or VSAT technology may be replaced by an alternative technology. A significant decline in this market or the replacement of VSAT technology by an alternative technology could materially harm our business and impair the value of our common stock.

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

     As of June 30, 2002, we were in violation of the minimum quarterly EBITDA limit of our revolving/term facility. The Administrative Agent and lenders provided a waiver for the financial covenant violation which is subject to further negotiation and may require a reduction in the line of credit. However, we cannot assure you that we will be able to comply with our financial covenants in the future, or that any further financial covenant violations will be waived. Any violation that is not waived could result in an event of default, permitting the Administrative Agent and lenders to suspend commitments to make any advance, to declare notes and interest thereon due and payable, and to require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to comply with our financial covenants, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms that are acceptable to us, if at all.

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

We May Experience Losses from Our Fixed-Price Contracts

     Approximately 94% of our revenues in fiscal year 2001, 97% of our revenues in fiscal year 2002 and 97% of our revenues for the first quarter of fiscal year 2003 were derived from contracts with fixed prices. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. We believe that a high percentage of our contracts will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you that our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

We Expect to Increase Our Research and Development Costs, Which Could Significantly Reduce Our Profitability

     Our future growth depends on penetrating new markets, adapting existing satellite communications products to new applications, and introducing new communications products that achieve market acceptance. Accordingly, we are actively applying our communications expertise to design and develop new hardware and software products and enhance existing products. We expended $6.2 million in fiscal year 2001, $9.4 million in fiscal year 2002 and $5.7 in the first quarter of fiscal year 2003 on research and development activities. We expect to continue to spend increased amounts relative to historical levels on research and development in the near future. The increased amounts in the near future will be, due in large part to the higher levels of research and development expenses associated with the product development activities of our subsidiary U.S. Monolithics. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the near future. Our research and development program may not produce successful results, which could materially harm our business and impair the value of our common stock.

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

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions and Currency Fluctuations

     Approximately 22% of our revenues in fiscal year 2001, 28% of our revenues in fiscal year 2002 and 24% of our revenues for the first quarter of fiscal year 2003 were derived from international sales. We anticipate that international sales will account for an increasing percentage of our revenues over the next several years. Many of these international sales may be denominated in foreign currencies. Because we do not currently engage in nor do we currently anticipate engaging in foreign currency hedging transactions, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.

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

•	a complex and lengthy procurement process for most of our customers or potential customers,

•	changes in the levels of research and development spending, including the effects of associated tax credits;

•	the difficulty in estimating costs over the life of a contract, which may require adjustment in future periods,

•	the timing, quantity and mix of products and services sold,

•	price discounts given to some customers,

•	market acceptance and the timing of availability of our new products,

•	the timing of customer payments for significant contracts,

•	one time charges to operating income arising from items such as acquisition expenses and write-offs of assets related to customer non-payments,

•	the failure to receive an expected order or a deferral of an order to a later period, and

•	general economic and political conditions.

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

Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence Over Matters Requiring Stockholder Approval

     As of August 9, 2002, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 20% of our common stock. Accordingly, these stockholders may be able to significantly influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. These stockholders may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. This ownership interest could also have the effect of delaying or preventing a change in control.

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

Our Forward-looking Statements are Speculative and May Prove to be Wrong

     Some of the information in this Quarterly Report involves forward-looking statements. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed in this “Factors that May Affect Future Performance” section of the Quarterly Report, which could cause actual results to differ materially from those expressed or implied by these forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Our financial instruments consist of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable, and short-term obligations including the revolving line of credit. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Our exposure to market risk for changes in interest rates relates primarily to short-term investments and short-term obligations. As a result, we do not expect fluctuations in interest rates to have a material impact on the fair value of these securities.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) We filed no reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIASAT, INC.

August 14, 2002

/s/ MARK D. DANKBERG Mark D. Dankberg Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ RICHARD A. BALDRIDGE Richard A. Baldridge Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)