Form 10-Q
period 2002-09-30
VIASAT INC
filed 2002-11-14
CIK 797721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]   No  [   ]

     The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of November 11, 2002 was 26,018,338.

VIASAT, INC.

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2002	September 30, 2002

		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,464	$7,950
Short-term investments	156	157
Accounts receivable, net	80,170	74,483
Inventory	30,116	31,248
Deferred income taxes	2,974	3,189
Prepaid expenses and other current assets	7,343	11,242

Total current assets	127,223	128,269
Goodwill	19,456	19,480
Other intangible assets, net	43,922	39,697
Property and equipment, net	31,117	32,427
Other assets	16,949	19,972

Total assets	$238,667	$239,845

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,069	$18,085
Accrued liabilities	17,796	14,003
Line of credit	9,900	18,350

Total current liabilities	43,765	50,438
Other liabilities	2,549	2,150

Total liabilities	46,314	52,588

Contingencies (Note 7)
Minority interest in consolidated subsidiary	414	414

Stockholders’ equity:
Common stock	2	3
Paid in capital	152,775	153,492
Retained earnings	39,485	33,748
Unearned compensation	(138)	(87)
Accumulated other comprehensive income (loss)	(185)	(313)

Total stockholders’ equity	191,939	186,843

Total liabilities and stockholders’ equity	$238,667	$239,845

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Revenues	$49,524	$39,497	$98,358	$82,360
Cost of revenues	33,978	31,914	67,920	61,278

Gross profit	15,546	7,583	30,438	21,082
Operating expenses:
Selling, general and administrative	8,370	8,888	16,365	17,626
Independent research and development	1,831	3,489	3,111	9,187
Acquired in-process research and development	2,500	—	2,500	—
Amortization of intangible assets	1,117	2,112	1,715	4,223
Amortization of goodwill	436	—	872	—

Income (loss) from operations	1,292	(6,906)	5,875	(9,954)
Other income (expense):
Interest income	188	16	406	30
Interest expense	(92)	(184)	(97)	(309)
Minority interest	(13)	(12)	(90)	(16)
Equity in loss of joint venture	(716)	(630)	(1,440)	(1,159)

Income (loss) before income taxes	659	(7,716)	4,654	(11,408)
Provision (benefit) for income taxes	212	(3,561)	1,503	(5,671)

Net income (loss)	$447	$(4,155)	$3,151	$(5,737)

Basic net income (loss) per share	$.02	$(.16)	$.14	$(.22)

Diluted net income (loss) per share	$.02	$(.16)	$.14	$(.22)

Shares used in basic net income (loss) per share computation	22,475,866	26,008,006	22,253,529	25,959,822

Shares used in diluted net income (loss) per share computation	23,427,209	26,008,006	23,188,651	25,959,822

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended September 30,

	2001	2002

Cash flows from operating activities:
Net income (loss)	$3,151	$(5,737)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,263	5,135
Amortization of goodwill, intangible assets and software	2,614	4,753
Acquired in-process research and development	2,500	—
Deferred income taxes	(354)	(362)
Equity in loss of joint venture	1,440	1,159
Minority interest in consolidated subsidiary	52	—
Non-cash compensation	—	51
Increase (decrease) in cash resulting from changes in, net of effects of acquisitions:
Accounts receivable	(880)	5,701
Inventory	(6,436)	(1,319)
Other assets	8,659	(3,770)
Accounts payable	(2,390)	2,015
Accrued liabilities	3,236	(3,804)
Other liabilities	936	(333)

Net cash provided by operating activities	15,791	3,489

Cash flows from investing activities:
Acquisition of a business	(11,424)	—
Investment in joint venture	(1,440)	(1,159)
Purchases of short-term investments, net	(153)	(1)
Investment in capitalized software	(4,253)	(3,559)
Purchases of property and equipment, net	(9,409)	(6,445)

Net cash used in investing activities	(26,679)	(11,164)

Cash flows from financing activities:
Proceeds from line of credit	5,518	8,450
Repayment of notes payable	(336)	—
Net proceeds from issuance of common stock, net of issuance costs	866	718

Net cash provided by financing activities	6,048	9,168
Effect of exchange rate changes on cash	(96)	(7)

Net (decrease) increase in cash and cash equivalents	(4,936)	1,486
Cash and cash equivalents at beginning of period	17,721	6,464

Cash and cash equivalents at end of period	$12,785	$7,950

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share data)

	Common Stock					Accumulated
						Other
	Number of		Paid in	Retained	Unearned	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Total	Income (Loss)

Balance at March 31, 2002	25,908,373	$2	$152,775	$39,485	$(138)	$(185)	$191,939
Exercise of stock options	11,668		48				48
Issuance of stock under Employee Stock Purchase Plan	93,297	1	669				670
Amortization of stock based compensation					51		51
Net (loss)				(5,737)			(5,737)	$(5,737)
Foreign currency translation						(128)	(128)	(128)

Comprehensive (loss)								$(5,865)

Balance at September 30, 2002	26,013,338	$3	$153,492	$33,748	$(87)	$(313)	$186,843

See accompanying notes to condensed consolidated financial statements

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation

     The accompanying condensed consolidated balance sheet as of September 30, 2002, the condensed consolidated statements of operations for the three and six months ended September 30, 2001 and 2002, the condensed consolidated statements of cash flows for the six months ended September 30, 2001 and 2002, and the condensed consolidated statement of stockholders’ equity for the six months ended September 30, 2002 have been prepared by the management of ViaSat, Inc., and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2002 included in our 2002 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

     Our consolidated financial statements include the assets, liabilities and results of operations of TrellisWare Technologies, Inc., a majority owned subsidiary of ViaSat. All significant intercompany amounts have been eliminated.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

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

     In July 2002, the FASB issued SFAS No. 146 — Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities. Under SFAS No. 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption is not expected to have a material effect on the consolidated financial statements.

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

Note 3 — Earnings Per Share

     Common stock equivalents of 951,343 shares for the three months ended September 30, 2001 and 935,122 for the six months ended September 30, 2001 respectively, were used to calculate diluted earnings per share. Potentially dilutive securities excluded from the calculation were 2,083,022 and 4,321,525 shares for the three months ended September 30, 2001 and 2002, respectively. Potentially dilutive securities excluded from the calculation were 2,006,749 and 4,327,631 shares for the six months ended September 30, 2001 and 2002, respectively. Common stock equivalents are primarily comprised of options granted under our stock option plan.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 — Composition of Certain Balance Sheet Captions (in thousands)

	March 31,	September 30,
	2002	2002

		(Unaudited)
Cash and cash equivalents:
Cash	$4,494	$7,943
Investments in debt securities	1,970	7

	$6,464	$7,950

Accounts receivable, net:
Billed	$39,081	$39,838
Unbilled	41,576	35,145
Allowance for doubtful accounts	(487)	(500)

	$80,170	$74,483

Inventory:
Raw materials	$13,268	$20,839
Work in process	9,906	5,941
Finished goods	6,942	4,468

	$30,116	$31,248

Other current assets:
Income taxes receivable	$2,792	$7,735
Prepaid expenses	2,762	2,215
Other	1,789	1,292

	$7,343	$11,242

Other intangible assets:
Technology	$26,770	$26,770
Contracts and relationships	9,736	9,736
Non-compete agreement	7,950	7,950
Other intangibles	6,875	6,875

	51,331	51,331
Less accumulated amortization	(7,409)	(11,634)

	$43,922	$39,697

Property and equipment:
Machinery and equipment	$30,131	$30,075
Computer equipment and software	15,783	16,898
Furniture and fixtures	2,030	2,144
Construction in progress	5,161	10,491

	53,105	59,608
Less accumulated depreciation	(21,988)	(27,181)

	$31,117	$32,427

Other assets:
Capitalized software costs, net	$12,313	$15,342
Prepaid satellite services	2,500	2,500
Deferred income taxes	1,172	1,319
Other	964	811

	$16,949	$19,972

Accrued liabilities:
Current portion of warranty reserve	$494	$903
Accrued vacation	3,284	2,772
Accrued bonus	1,952	642
Accrued 401(k) matching contribution	2,288	—
Collections in excess of revenues	6,090	7,103
Other	3,688	2,583

	$17,796	$14,003

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5 — Accounting for Goodwill and Intangible Assets

     The FASB issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets in July 2001. SFAS No. 141 requires that all business combinations be accounted for using the purchase method. SFAS No. 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, acquired workforce must be recognized and reported in goodwill. SFAS No. 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful life. SFAS No. 142 also requires that goodwill not be amortized but instead tested for impairment in accordance with the provisions of SFAS No. 142 at least annually and more frequently upon the occurrence of certain events. In addition, all goodwill must be assigned to reporting units for purposes of impairment testing.

     We adopted certain of the provisions of these pronouncements effective July 1, 2001, as required for goodwill and intangible assets acquired in purchase business combinations consummated after June 30, 2001. We adopted the remaining provisions of SFAS No. 141 and SFAS No. 142 effective April 1, 2002. As a result of adopting SFAS No. 142 on April 1, 2002, acquired workforce with a net book value of $3.4 million was reclassified to goodwill.

     We have completed the first step of the two-step transitional impairment test which is to assess whether goodwill within our reporting units was impaired at the date of adoption of this pronouncement. The first step, which is our identification of any impairment of goodwill as of April 1, 2002, resulted in no impairment of goodwill for the adoption of SFAS No. 142. Since step two is required only if step one reveals an impairment, we are not required to complete step two and the transitional impairment testing is complete.

     A reconciliation of results of operations adjusted to exclude amortization expense net of tax related to goodwill (including Acquired workforce) assuming adoption of SFAS 142 on April 1, 2001 is as follows (in thousands, except share data):

	Three months ended		Six months ended
	September 30,		September 30,
	(unaudited)		(unaudited)

	2001	2002	2001	2002

Reported net income (loss)	$447	$(4,155)	$3,151	$(5,737)
Goodwill amortization	262	—	523	—

Adjusted net income (loss)	$709	$(4,155)	$3,674	$(5,737)

Basic net income (loss) per share
Reported net income (loss)	$.02	$(.16)	$.14	$(.22)
Goodwill amortization	.01	—	.02	—

Adjusted net income (loss)	$.03	$(.16)	$.16	$(.22)

Diluted net income (loss) per share
Reported net income (loss)	$.02	$(.16)	$.14	$(.22)
Goodwill amortization	.01	—	.02	—

Adjusted net income (loss)	$.03	$(.16)	$.16	$(.22)

Shares used in per share calculation
Basic	22,475,866	26,008,006	22,253,529	25,959,822

Diluted	23,427,209	26,008,006	23,188,651	25,959,822

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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization

For the six months ended September 30, 2002	$4,223
Expected for the remainder of fiscal year 2003	4,227
Expected for fiscal year 2004	7,842
Expected for fiscal year 2005	6,642
Expected for fiscal year 2006	6,048
Expected for fiscal year 2007	5,376

Note 6 — Notes Payable and Line of Credit

     On June 21, 2001 we entered into a Revolving/Term Loan Agreement (the "Loan Agreement) of $25 million with certain banks. On October 29, 2002, we executed Amendment No. 3 to the Loan Agreement with Union Bank of California and US Bank National Association.

     Under Amendment No. 3 to the Loan Agreement, the borrowing commitment was reduced from $25 million to $20 million, the maturity date was changed from April 30, 2003 to December 27, 2002, and certain covenants were modified.

     On November 14, 2002, we executed Amendment No. 4 to the Loan Agreement. Under Amendment No. 4 of the Loan Agreement, Comerica Bank - California replaces US Bank National Association, the maturity date of the Loan Agreement is extended to June 30, 2003 and certain covenants were modified. ViaSat has the option to borrow at the bank's prime rate or at LIBOR plus, in each case, an applicable margin. The Loan Agreement also contains financial covenants that set maximum debt to EBITDA (earnings before interest, taxes, depreciation and amortization) limits, minimum quarterly EBITDA limits, a minimum quick ratio limit and a minimum tangible net worth limit. The borrowing commitment is also limited by ViaSat's level of accounts receivable. The Loan Agreement is collateralized by cash, accounts receivable and inventory of ViaSat.

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

     The assets at risk to Astrolink included in our balance sheet as of September 30, 2002 were accounts receivable due from Astrolink in the amount of approximately $6.3 million, inventory specific to Astrolink of $394,000 and $2.5 million we had prepaid for airtime on Astrolink satellites. The $6.3 million accounts receivable is included in Astrolink’s $34.1 million termination liability to us noted above.

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

Note 8 — Immeon Networks, L.L.C.

     In January 2001 ViaSat and Loral Skynet formed a joint venture named Immeon Networks, L.L.C. (Immeon). We account for our investment under the equity method because we have significant influence, but not control, of the operations of Immeon. During periods of operating losses of Immeon, those losses are allocated to ViaSat and Loral Skynet according to each venture’s contribution to Immeon. If Immeon attains profitability in the future, contributions previously provided by the joint venturers will be reimbursed based on the allocation of profits. Once all contributions have been fully reimbursed to the respective venturer, each venturer is entitled to 50% of the net profits of Immeon, subject to certain adjustments. To date, we have provided services to Immeon. As such, in accordance with the terms of the joint venture agreement, the services are considered contributions to Immeon for the purposes of determining the allocation of the net loss of Immeon to the venturers. Our share of the operating losses of Immeon for the three months ended September 30, 2001 and 2002 was $716,000 and $630,000, respectively and $1.4 million and $1.2 million for the six months ended September 30, 2001 and 2002, respectively. Our share of the net losses of Immeon is limited to the extent of our investment in (including contributions in the form of services), advances to and financial guarantees that create additional basis in Immeon. Our share of losses and advances to Immeon has reduced our investment, including contributions in the form of services, to zero. We are obligated to provide services to Immeon through December 31, 2002; provided however, that we would maintain an obligation to provide service to Immeon customers through the end of its customer contracts in 2004.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9 — Income Taxes

     Our effective income tax rate changed from a provision of 32.3% for the six months ended September 30, 2001 to a benefit of 49.7% for the six months ended September 30, 2002. In calculating the tax benefit for the three months and six months ended September 30, 2002 we applied a 40% tax rate to income before taxes and combined the result with the research and development tax credit estimated for the period. Our estimated annual effective rate for the fiscal year is influenced by the amount of research and development tax credit relative to income before taxes. Since the research and development tax credit is not variable to income, fluctuations in estimated annual income before taxes can cause disproportionate changes in the tax provision. In calculating the tax provision for the three and six months ended September 30, 2001 we applied the estimated annual effective rate of 32% to income before taxes.

Note 10 — Segment Information

     We are organized primarily on the basis of products with commercial and government (defense) communication applications. The following table summarizes revenues and operating profits by operating segment for the three months and six months ended September 30, 2001 and 2002. Certain corporate general and administrative costs, amortization of intangible assets and charges of acquired in-process research and development are not allocated to either segment and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit. Assets are not tracked by operating segment. Consequently, it is not practical to show assets by operating segments. Depreciation expense is allocated to operating segments as an overhead charge based on direct labor dollars within the operating segments (in thousands).

	Three months ended		Six months ended
	September 30,		September 30,
	(unaudited)		(unaudited)

	2001	2002	2001	2002

Revenues
Commercial	$33,629	$22,988	$67,451	$45,572
Government	15,895	16,509	30,907	36,788

Total Revenues	49,524	39,497	98,358	82,360
Operating Profits
Commercial	3,163	(8,847)	6,922	(13,987)
Government	2,368	3,895	4,324	7,831

Segment operating profit before corporate	5,531	(4,952)	11,246	(6,156)
Corporate	(186)	158	(284)	425
Amortization of intangibles	(1,553)	(2,112)	(2,587)	(4,223)
Acquired in-process research and development	(2,500)	—	(2,500)	—

Total operating profits	$1,292	$(6,906)	$5,875	$(9,954)

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue information by geographic area for the three and six month periods ended September 30, 2001 and 2002 is as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	(unaudited)		(unaudited)

	2001	2002	2001	2002

North America	$38,394	$29,530	$77,607	$62,961
Europe	5,984	5,650	9,592	10,577
Asia Pacific	4,384	3,657	10,151	7,699
Latin America	762	660	1,008	1,123

	$49,524	$39,497	$98,358	$82,360

We distinguish revenues from external customers by geographic areas based on customer location.

The net book value of long-lived assets located outside North America was $37,000 at September 30, 2001 and 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in ViaSat’s Annual Report on Form 10-K for the year ended March 31, 2002, filed with the Securities and Exchange Commission.

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

Critical Accounting Policies and Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses ViaSat’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and even the best estimates routinely require adjustment.

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

     At March 31, 2002, $12.6 million of software development costs had been incurred and as of September 30, 2002 a total of $16.2 million of software development costs had been incurred. Amortization expense related to software development costs was $13,000 and $265,000 for the three months ended September 30, 2001 and 2002, respectively, and $27,000 and $530,000 for the six months ended September 30, 2001 and 2002, respectively. These software development costs are part of other assets on the balance sheet and the related amortization expense is recorded as a charge to cost of revenues on the income statement.

Allowance for doubtful accounts

     We make estimates of the collectibility of our accounts receivable based on historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a large portion of our sales have been to the U.S. Government. Our accounts receivable balance was $74.5 million, net of allowance for doubtful accounts of $500,000 as of September 30, 2002.

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

Goodwill and other intangible assets

     The acquisition of the Satellite Networks Business in fiscal year 2001 and Comsat Laboratories and U.S. Monolithics fiscal year 2002 were accounted for by the purchase method of accounting. An independent appraiser was used to assist management in identifying the intangible assets acquired and establishing their fair value and estimated lives of the goodwill and other intangible assets. The criteria used for these appraisals include management’s estimates of cash flows to be generated by these intangible assets in future periods. Useful lives and related amortization expense are based on our estimates of the periods that the assets will generate revenues or otherwise be used by us. Factors that would influence the likelihood of a material change in our reported results include significant changes in our estimates of future cash flow, significant changes in our strategic business objectives, or significant negative changes in industry or economic trends.

     As required in Statement of Financial Accounting Standards (“SFAS”) No. 142 and 144, we will perform periodic reviews for impairment of goodwill and other intangible assets. There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but reasonable, assumptions could produce significantly different results. Therefore, the timing and recognition of impairment losses by us in the future, if any, will continue to be dependent upon our estimates and assumptions. We have completed the first step of the two-step transitional impairment test required under SFAS No. 142 which is to assess whether goodwill within our reporting units was impaired at the date of adoption of this pronouncement. The first step, which is our identification of any impairment of goodwill as of April 1, 2002 resulted in no impairment of goodwill for the adoption of SFAS No. 142. Since step two is required if step one reveals an impairment, we were not required to complete step two and the transitional impairment testing is complete.

Results of Operations

     The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	68.6	80.8	69.1	74.4

Gross profit	31.4	19.2	30.9	25.6
Operating expenses:
Selling, general and administrative	16.9	22.5	16.6	21.4
Independent research and development	3.7	8.8	3.2	11.2
Acquired in-process research and development	5.0	—	2.5	—
Amortization of intangible assets	2.3	5.4	1.7	5.1
Amortization of goodwill	0.9	—	0.9	—

Income from operations	2.6	(17.5)	6.0	(12.1)
Income before income taxes	1.3	(19.5)	4.7	(13.9)
Net income	0.9	(10.5)	3.2	(7.0)

Three Months Ended September 30, 2001 vs. Three Months Ended September 30, 2002

     Revenues. Revenues decreased 20.2% from $49.5 million for the three months ended September 30, 2001 to $39.5 million for the three months ended September 30, 2002. This decrease was primarily due to a decrease in our broadband systems business area resulting from contract terminations and suspensions occurring in the third and fourth quarters of our prior fiscal year.

     Gross Profit. Gross profit decreased 51.0% from $15.5 million (31.4% of revenues) for the three months ended September 30, 2001 to $7.6 million (19.2% of revenues) for the three months ended September 30, 2002. This decrease was primarily due lower sales volumes in the broadband systems business area, which contributed less gross margin, and a cost over-run on a broadband program while it transitioned from development into the initial phases of production. In addition, we experienced lower margins in the commercial VSAT products business area from market pricing pressure, changes in product sales mix and cost over-runs on certain projects. These gross margin reductions were partially offset by an increase in gross profit from our government systems business.

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased 6.0% from $8.4 million (16.9% of revenues) for the three months ended September 30, 2001 to $8.9 million (22.5% of revenues) for the three months ended September 30, 2002. The increased SG&A costs primarily relate to the increased personnel and facilities associated with our U.S. Monolithics operation acquired in the fourth quarter of last fiscal year. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Certain of these expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

     Independent Research and Development. Independent research and development (“IR&D”) expenses increased 94.4% from $1.8 million (3.7% of revenues) for the three months ended September 30, 2001, to $3.5 million (8.8% of revenues) for the three months ended September 30, 2002. This increase was primarily due to IR&D spending for U.S. Monolithics whose current products are primarily in the development phase, and for increased IR&D spending in government systems. IR&D spending is expected to be reduced as percentage of sales in the next two quarters of fiscal 2003.

     Acquired In-Process Research and Development. The acquisition of Comsat Laboratories was accounted for by the purchase method of accounting. In connection with this acquisition, a charge of $2.5 million for purchased in-process research and development (“IPR&D”) was included in our results for the three months ended September 30, 2001.

     Amortization of Goodwill and Intangible Assets. The acquisition of the Satellite Networks Business in fiscal year 2001 and Comsat Laboratories in the second quarter of fiscal year 2002 and U.S. Monolithics in the fourth quarter of fiscal year 2002 were accounted for by the purchase method of accounting. The dates of acquisition of Comsat Laboratories and U.S. Monolithics were both after June 30, 2001 and were accounted for under SFAS 141. Therefore, the goodwill of those two acquisitions has not been subject to amortization. As a result of adopting SFAS 142 for our fiscal year ending March 31, 2003, we no longer amortize the intangibles assets “Acquired workforce” of $5.5 million or “Goodwill” of $4.5 million acquired in the Satellite Networks Business acquisition. “Acquired workforce” did not meet the separability requirements of SFAS 141 and has been subsumed into goodwill beginning April 1, 2002. The intangible assets are being amortized over useful lives ranging from two to ten years. Below is the allocation of the amortization expense for the three month periods ended September 30, 2001 and 2002 (in thousands).

	Amortization for the three
	months ended September 30,

	2001	2002

Existing technology	$430	$950
Contracts and relationships	275	276
Non-compete agreements	297	575
Other amortizable assets	115	311
Acquired workforce	274	—
Goodwill	162	—

Totals	$1,553	$2,112

     The increase in amortization expense was due to the increase in intangible assets related to recent acquisitions.

     Interest Expense. Interest expense increased from $92,000 for the three months ended September 30, 2001 to $184,000 for the three months ended September 30, 2002. Interest expense relates to loans for the purchase of capital equipment, which are generally three year variable rate term loans, and to short-term borrowings under our Loan Agreement to cover working capital requirements. There were no outstanding equipment loans and $5.5 million in outstanding borrowings under our line of credit as of September 30, 2001. At September 30, 2002 there were no outstanding equipment loans and $18.4 million in outstanding borrowings under our line of credit. Increases in interest expense from higher debt levels were partially offset by lower interest rates related to these borrowings.

     Interest Income. Interest income decreased from $188,000 for the three months ended September 30, 2001 to $16,000 for the three months ended September 30, 2002. This decrease resulted from a decrease in invested balances and lower rates of earning. Interest income relates largely to interest earned on short-term deposits of cash.

     Provision for Income Taxes. Our effective income tax rate changed from a provision of 32.2% for the three months ended September 30, 2001 to a benefit of 46.2% for the three months ended September 30, 2002. In calculating the tax benefit for the three months ended September 30, 2002 we applied a 40% tax rate to income before taxes and combined the result with the research and development tax credit estimated for the period. Our estimated annual effective rate for the fiscal year is influenced by the amount of research and development tax credit relative to income before taxes. Since the research and development tax credit is not variable to income, fluctuations in estimated annual income before taxes can cause disproportionate changes in the tax provision. In calculating the tax provision for the three months ended September 30, 2001 we applied the estimated annual effective rate of 32.2% to income before taxes.

Six Months Ended September 30, 2001 vs. Six Months Ended September 30, 2002

     Revenues. Revenues decreased 16.3% from $98.4 million for the six months ended September 30, 2001 to $82.4 million for the six months ended September 30, 2002. This decrease was primarily due to a decrease in our broadband systems business area and satellite ground systems business area resulting from contract terminations and suspensions occurring in the third and fourth quarters of our prior fiscal year partially offset an increase in revenue from government systems business.

     Gross Profit. Gross profit decreased 30.6% from $30.4 million (30.9% of revenues) for the six months ended September 30, 2001 to $21.1 million (25.6% of revenues) for the six months ended September 30, 2002. This decrease was primarily due lower sales volumes in the satellite ground systems and broadband systems business areas, which contributed less gross margin, and a cost over-run on a broadband program while it transitioned from development into the initial phases of production. In addition, we experienced lower margins in the commercial VSAT products business area from market pricing pressure, changes in product sales mix and cost over-runs on certain projects. These gross margin reductions were partially offset by an increase in gross profit from our government systems business.

     Selling, General and Administrative Expenses. SG&A expenses increased 7.3% from $16.4 million (16.6% of revenues) for the six months ended September 30, 2001 to $17.6 million (21.4% of revenues) for the six months ended September 30, 2002. The increased SG&A costs primarily relate to the increased personnel and facilities associated with our U.S. Monolithics (USM)operation acquired in the fourth quarter of last fiscal year.

     Independent Research and Development. IR&D expenses increased 196.8% from $3.1 million (3.2% of revenues) for the six months ended September 30, 2001 to $9.2 million (11.2% of revenues) for the six months ended September 30, 2002. IR&D spending has increased across all of our business areas and is attributable to lower customer funded research and development and investments in the development of new technologies that enable our company to maintain its competitiveness.

     Acquired In-Process Research and Development. Purchased in-process research and development charges resulted from the acquisition of Comsat Laboratories and accounted for $2.5 million (2.5% of revenues) in the six months ended September 30, 2001.

     Amortization of Goodwill and Intangible Assets. The acquisition of the Satellite Networks Business in fiscal year 2001 and Comsat Laboratories and U.S. Monolithics in fiscal year 2002 were accounted for by the purchase method of accounting. The dates of acquisition of Comsat Laboratories and U.S. Monolithics were both after June 30, 2001 and were accounted for under SFAS 141. Therefore, the goodwill of those two acquisitions has not been subject to amortization. As a result of adopting SFAS 142 for our fiscal year ending March 31, 2003, we no longer amortize the intangibles assets “Acquired workforce” of $5.5 million or “Goodwill” of $4.5 million acquired in the Satellite Networks Business acquisition. “Acquired workforce” did not meet the separability requirements of SFAS 141 and has been subsumed into goodwill beginning April 1, 2002. The intangible assets are being amortized over useful lives ranging from two to ten years. Below is the allocation of the amortization expense for the six month periods ended September 30, 2001 and 2002 (in thousands).

	Amortization for the six
	months ended September 30,

	2001	2002

Existing technology	$753	$1,900
Contracts and relationships	550	551
Non-compete agreements	297	1,150
Other amortizable assets	115	622
Acquired workforce	549	—
Goodwill	323	—

Totals	$2,587	$4,223

     Interest Expense. Interest expense increased from $97,000 for the six months ended September 30, 2001 to $309,000 for the six months ended September 30, 2002. Interest expense relates to loans for the purchase of capital equipment, which are generally three year variable-rate term loans, and to short-term borrowings under our line of credit to cover working capital requirements. Increases in interest expense from higher debt levels were partially offset by lower interest rates related to these borrowings. At September 30, 2001 there were no outstanding equipment loans and $5.5 million in outstanding borrowings under our line of credit.

     Interest Income. Interest income decreased from $406,000 for the six months ended September 30, 2001 to $30,000 for the six months ended September 30, 2002. This decrease resulted from a decrease in invested balances and lower rates of earning. Interest income relates largely to interest earned on short-term deposits of cash.

     Provision for Income Taxes. Our effective income tax rate changed from a provision of 32.3% for the six months ended September 30, 2001 to a benefit of 49.7% for the six months ended September 30, 2002. In calculating the tax benefit for the six months ended September 30, 2002 we applied a 40% tax rate to income before taxes and combined the result with the research and development tax credit estimated for the period. Our estimated annual effective rate for the fiscal year is influenced by the amount of research and development tax credit relative to income before taxes. Since the research and development tax credit is not variable to income, fluctuations in estimated annual income before taxes can cause disproportionate changes in the tax provision. In calculating the tax provision for the six months ended September 30, 2001 we applied the estimated annual effective rate of 32.3% to income before taxes.

Backlog

     At September 30, 2002 we had firm backlog of $199.7 million of which $167.3 million was funded. The firm backlog of $199.7 million does not include contract options of $47.9 million. Of the $199.7 million in firm backlog, approximately $66.2 million is expected to be delivered in the fiscal year ending March 31, 2003, and the balance is expected to be delivered in the fiscal year ending March 31, 2004 and thereafter. At March 31, 2002 we had firm backlog of $139.4 million, of which $124.2 million was funded, not including options of $48.8 million. We include in our backlog only those orders for which we have accepted purchase orders.

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

Liquidity and Capital Resources

     We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. Cash provided by operating activities for the six months ended September 30, 2002 and September 31, 2001 was $3.5 million and $15.8 million, respectively. We used cash to fund a net loss of $5.7 million for the six months ended September 30, 2002. Increase in inventory and other assets along with a decrease in accrued liabilities caused a reduction in cash which was partially offset by a decrease in accounts receivable and an increase in accounts payable.

     Cash used in investing activities for the six months ended September 30, 2001 was $26.7 million and cash used in investing activities for the six months ended September 30, 2002 was $11.2 million. We acquired $9.4 million in equipment and invested $4.3 million in capitalized software in the six months ended September 30, 2001 compared to $6.4 million of equipment and $3.6 million of capitalized software during the six months ended September 30, 2002.

     Cash provided by financing activities for the six months ended September 30, 2001 was $6.0 million and cash provided by financing activities for the six months ended September 30, 2002 was $9.2 million. This increase was primarily the result of $8.5 million in loan proceeds from our Loan Agreement in the six months ended September 30, 2002.

     At September 30, 2002, we had $8.1 million in cash, cash equivalents and short-term investments and $77.8 million in working capital. We had $18.4 million in outstanding borrowings under our Loan Agreement at September 30, 2002.

     On June 21, 2001 we entered into a Revolving/Term Loan Agreement (the "Loan Agreement) of $25 million with certain banks. On October 29, 2002, we executed Amendment No. 3 to the Loan Agreement with Union Bank of California and US Bank National Association.

     Under Amendment No. 3 to the Loan Agreement, the borrowing commitment was reduced from $25 million to $20 million, the maturity date was changed from April 30, 2003 to December 27, 2002, and certain covenants were modified.

     On November 14, 2002, we executed Amendment No. 4 to the Loan Agreement. Under Amendment No. 4 of the Loan Agreement, Comerica Bank - California replaces US Bank National Association, the maturity date of the Loan Agreement is extended to June 30, 2003 and certain covenants were modified. ViaSat has the option to borrow at the bank's prime rate or at LIBOR plus, in each case, an applicable margin. The Loan Agreement also contains financial covenants that set maximum debt to EBITDA (earnings before interest, taxes, depreciation and amortization) limits, minimum quarterly EBITDA limits, a minimum quick ratio limit and a minimum tangible net worth limit. The borrowing commitment is also limited by ViaSat's level of accounts receivable. The Loan Agreement is collateralized by cash, accounts receivable and inventory of ViaSat.

     As of September 30, 2002 the total outstanding borrowings under the revolving/term facility were $18.4 million and amounts outstanding under standby letters of credit were $826,000. With the limitation of borrowing based on levels of accounts receivable and inventory, borrowing availability under the Loan Agreement was $774,000 at September 30, 2002.

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

     The assets at risk to Astrolink included in our balance sheet as of September 30, 2002 were accounts receivable due from Astrolink in the amount of approximately $6.3 million, inventory specific to Astrolink of $394,000 and $2.5 million we had prepaid for airtime on Astrolink satellites. The $6.3 million accounts receivable is included in Astrolink’s $34.1 million termination liability to us noted above.

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

     The following table sets forth a summary of our obligations under operating leases, capital leases, notes payable and irrevocable letters of credit for the periods indicated (in thousands):

	As of	For the balance	For the fiscal years ending
	September 30,	of fiscal year	March 31,
	2002	ending
	Total	March 31, 2003	2004-2006	2007-2008	After 2008

Operating leases	$21,041	$3,094	$8,522	$5,141	$4,284
Capital leases	349	338	11	—	—
Lines of credit	18,350	18,350	—	—	—
Standby letters of credit	826	630	196	—	—

Total	$40,566	$22,412	$8,729	$5,141	$4,284

     We have a services agreement with Immeon to perform services for the operation of Immeon through December 31, 2002. If certain financial milestones have not been met by December 31, 2002 we may terminate the services agreement at that time; provided, however, that we would maintain an obligation to provide service to Immeon customers through the end of its customer contracts in 2004.

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

Our Reliance on U.S. Government Contracts Exposes Us To Significant Risks

     Approximately 38% of our revenues in fiscal year 2001, 32% of our revenues in fiscal year 2002 and 45% of our revenues for the first six months of fiscal year 2003 were derived from U.S. government applications. Although the recent growth of our commercial business has substantially reduced our dependence on U.S. government business, this business will continue to represent a significant portion of our revenues for the foreseeable future. U.S. government business exposes us to various risks, including:

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

     In particular, on December 5, 2001 one of our customers, Astrolink International LLC, terminated for convenience two of our ground segment contracts. The termination requires Astrolink to pay us a termination amount that is based on a predetermined formula provided by the two contracts. This aggregate termination amount is approximately $34.1 million. At the time of termination, one of Astrolink’s major investors had announced that it would not invest further in the Astrolink program. Astrolink contracts, in total, accounted for approximately 10% of our revenues in fiscal year 2002. The assets at risk to Astrolink as of September 30, 2002 were accounts receivable of approximately $6.3 million (which represents a portion of the $34.1 million termination claim), inventory specific to Astrolink of $394,000 and $2.5 million for prepaid airtime on Astrolink satellites. We expect that our assets at risk will exceed $9.2 million, however, the additional amount of assets at risk is not determinable at this time. We are having continuing discussions with Astrolink, Astrolink’s investors, and other interested parties regarding potential alternatives for the Astrolink project. We cannot, however, make assurances that the assets at risk or the contractual termination amounts will be fully recovered, if at all. If Astrolink is unable to successfully restructure its operations or obtain additional funding, it would substantially limit our ability to recover the assets at risk and could cause us to incur substantial losses and impair the value of our common stock.

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

A Significant Portion of Our Revenues is Derived from a Few of Our Contracts

     A small number of our contracts account for a significant percentage of our revenues. Historically, our largest revenue producing contracts have been U.S. government contracts related to our UHF DAMA technology, which generated approximately 9% of our revenues in fiscal year 2001, 10% of our revenues in fiscal year 2002 and 15% of our revenues for the first six months of fiscal year 2003. Our five largest contracts generated approximately 36% of our revenues in fiscal year 2001 and 33% of our revenues in fiscal year 2002. The failure of these customers to place additional orders or to maintain these contracts with us for any reason, including any downturn in their business or financial condition, or our inability to renew or replace our contracts with these customers when they expire could materially harm our business and impair the value of our common stock.

We Depend Heavily on the VSAT Market

     We derived approximately 29% of our revenues in fiscal year 2001, 31% of our revenues in fiscal year 2002 and 35% of our revenues for the first six months of fiscal year 2003 from sales of VSAT communications networks. While the market for VSAT communications networks and services has grown steadily since its inception in the mid-1980s, this market may not continue to grow or VSAT technology may be replaced by an alternative technology. A significant decline in this market or the replacement of VSAT technology by an alternative technology could materially harm our business and impair the value of our common stock.

Our Credit Facility Contains Restrictions that Could Limit Our Ability to Implement Our Business Plan

     The restrictions contained in our Loan Agreement may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. In addition, if we fail to meet the covenants contained in our Loan Agreement, repayment of our outstanding indebtedness may be accelerated. Such indebtedness, among other things, restricts our ability to do the following:

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

     We cannot assure you that we will be able to comply with our financial covenants or that any financial covenant violations will be waived. Any violation that is not waived could result in an event of default, permitting the Administrative Agent and lenders to suspend commitments to make any advance, to declare notes and interest thereon due and payable, and to require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to comply with our financial covenants, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms that are acceptable to us, if at all.

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

We May Experience Losses from Our Fixed-Price Contracts

     Approximately 94% of our revenues in fiscal year 2001, 97% of our revenues in fiscal year 2002 and 96% of our revenues for the first six months of fiscal year 2003 were derived from contracts with fixed prices. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. We believe that a high percentage of our contracts will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you that our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

We Expect to Increase Our Research and Development Costs, Which Could Significantly Reduce Our Profitability

     Our future growth depends on penetrating new markets, adapting existing satellite communications products to new applications, and introducing new communications products that achieve market acceptance. Accordingly, we are actively applying our communications expertise to design and develop new hardware and software products and enhance existing products. We expended $6.2 million in fiscal year 2001, $9.4 million in fiscal year 2002 and $9.2 in the research and development activities. We expect to continue to spend increased amounts relative to historical levels on research and development in the near future. The increased amounts in the near future will be due in large part to the higher levels of research and development expenses associated with the product development activities of our subsidiary U.S. Monolithics. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the near future. Our research and development program may not produce successful results, which could materially harm our business and impair the value of our common stock.

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

     Litigation may often be necessary to protect our intellectual property rights and trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. We believe that infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will likely be asserted against us in the future. If any claims or actions are asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. We cannot assure you, however, that a license will be available under reasonable terms or at all. Litigation of intellectual property claims could be extremely expensive and time consuming, which could materially harm our business, regardless of the outcome of the litigation. If our products are found to infringe upon the rights of third parties, we may be forced to incur substantial costs to develop alternative products. We cannot assure you that we would be able to develop alternative products or that if these alternative products were developed, they would perform as required or be accepted in the applicable markets. If we are unable to address any of the risks described above relating to the protection of our proprietary rights, it could materially harm our business and impair the value of our common stock.

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

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions and Currency Fluctuations

     Approximately 22% of our revenues in fiscal year 2001, 28% of our revenues in fiscal year 2002 and 26% of our revenues for the first six months of fiscal year 2003 were derived from international sales. We anticipate that international sales will account for an increasing percentage of our revenues over the next several years. Many of these international sales may be denominated in foreign currencies. Because we do not currently engage in nor do we currently anticipate engaging in foreign currency hedging transactions, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.

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

•	a complex and lengthy procurement process for most of our customers or potential customers,

•	changes in the levels of research and development spending, including the effects of associated tax credits

•	the difficulty in estimating costs over the life of a contract, which may require adjustment in future periods,

•	the timing, quantity and mix of products and services sold,

•	price discounts given to some customers,

•	market acceptance and the timing of availability of our new products,

•	the timing of customer payments for significant contracts,

•	one time charges to operating income arising from items such as acquisition expenses and write-offs of assets related to customer non-payments,

•	the failure to receive an expected order or a deferral of an order to a later period, and

•	general economic and political conditions.

     As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely upon them as indicators of future performance. If we are unable to address any of the risks described above, it could materially impair the value of our common stock. In addition, it is likely that in one or more future quarters our results may fall below the expectations of analysts and investors. In this event, the trading price of our common stock would likely decrease.

Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence Over Matters Requiring Stockholder Approval

     As of November 11, 2002, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 21% of our common stock. Accordingly, these stockholders may be able to significantly influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. These stockholders may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. This ownership interest could also have the effect of delaying or preventing a change in control.

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

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Disclosure Committee of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Disclosure Committee concluded that our disclosure controls and procedures were effective. However, as a result of this evaluation, some immaterial weaknesses in our internal controls were identified in the normal course of business. Immaterial weaknesses identified were related to implementation of a new enterprise resource planning (ERP) financial system at one of our business locations. Our management and the Audit Committee of our Board of Directors are aware of these immaterial weaknesses and plan to implement changes to correct them as soon as practicable.

     There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	We held our Annual Meeting of Stockholders on September 3, 2002.

(b)	See paragraph (c) below.

(c)	The matters voted upon at the meeting and the votes cast with respect thereto were as follows:

	Votes	Votes		Broker
	For	Against/Withheld	Abstentions	Non-Votes

Election of Directors
Mark D. Dankberg	21,300,3753	-0-	734,912	-0-

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 10.1 — Amendment No. 4 to Revolving/Term Loan Agreement executed November 14, 2002 by and among Union Bank of California, Comerica Bank — California and ViaSat, Inc.(1)
(b)	On July 11, 2002, we filed a current report on Form 8-K, reporting under Item 5 that we had signed amendments to our Revolving/Term Loan Agreement, and attaching such amendments.
(1)	Certain portions of this exhibit have been requested to be redacted pursuant to a request for confidential treatment filed by ViaSat, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIASAT, INC.

November 14, 2002

/s/ MARK D. DANKBERG Mark D. Dankberg Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ RONALD G. WANGERIN Ronald G. Wangerin Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Mark D. Dankberg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ViaSat, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ MARK D. DANKBERG Mark D. Dankberg Chief Executive Officer

I, Ronald G. Wangerin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ViaSat, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ RONALD G. WANGERIN Ronald G. Wangerin Chief Financial Officer