Form 10-Q
period 2002-12-31
VIASAT INC
filed 2003-02-14
CIK 797721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2002.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer(as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

     The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of February 7, 2003 was 26,123,427.

VIASAT, INC.

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2002	December 31, 2002

		(Unaudited)
	Assets
Current assets:
Cash and cash equivalents	$6,464	$4,240
Short-term investments	156	158
Accounts receivable, net	80,170	81,069
Inventory	30,116	33,008
Deferred income taxes	2,974	7,117
Prepaid expenses and other current assets	7,343	10,850

Total current assets	127,223	136,442
Goodwill	19,456	19,493
Other intangible assets, net	43,922	37,587
Property and equipment, net	31,117	32,918
Other assets	16,949	18,115

Total assets	$238,667	$244,555

	Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,069	$23,669
Accrued liabilities	17,796	18,841
Line of credit	9,900	14,350

Total current liabilities	43,765	56,860
Other liabilities	2,549	2,163

Total liabilities	46,314	59,023

Contingencies (Note 8)
Minority interest in consolidated subsidiary	414	418

Stockholders’ equity:
Common stock	2	3
Paid in capital	152,775	154,222
Retained earnings	39,485	31,136
Unearned compensation	(138)	(9)
Accumulated other comprehensive income (loss)	(185)	(238)

Total stockholders’ equity	191,939	185,114

Total liabilities and stockholders’ equity	$238,667	$244,555

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2001	2002	2001	2002

Revenues	$50,089	$48,962	$148,447	$131,322
Cost of revenues	34,040	39,718	101,960	100,996

Gross profit	16,049	9,244	46,487	30,326
Operating expenses:
Selling, general and administrative	9,272	9,102	25,637	26,728
Independent research and development	2,532	2,517	5,643	11,704
Acquired in-process research and development	—	—	2,500	—
Amortization of intangible assets	1,379	2,112	3,094	6,335
Amortization of goodwill	435	—	1,307	—

Income (loss) from operations	2,431	(4,487)	8,306	(14,441)
Other income (expense):
Interest income	75	3	481	33
Interest expense	(101)	(324)	(198)	(633)
Minority interest	(5)	(10)	(95)	(26)
Equity in loss of joint venture	(810)	(463)	(2,250)	(1,622)

Income (loss) before income taxes	1,590	(5,281)	6,244	(16,689)
Provision (benefit) for income taxes	(849)	(2,669)	654	(8,340)

Net income (loss)	$2,439	$(2,612)	$5,590	$(8,349)

Basic net income (loss) per share	$.11	$(.10)	$.25	$(.32)

Diluted net income (loss) per share	$.10	$(.10)	$.24	$(.32)

Shares used in basic net income (loss) per share computation	22,635,141	26,018,458	22,381,145	25,979,377

Shares used in diluted net income (loss) per share computation	23,440,711	26,018,458	23,281,104	25,979,377

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	December 31,

	2001	2002

Cash flows from operating activities:
Net income (loss)	$5,590	$(8,349)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,916	7,469
Amortization of goodwill, intangible assets and software	4,466	7,155
Acquired in-process research and development	2,500	—
Deferred income taxes	(1,055)	(3,593)
Equity in loss of joint venture	2,250	1,622
Minority interest in consolidated subsidiary	61	4
Non-cash compensation	15	129
Tax benefit from exercise of stock options	—	11
Increase (decrease) in cash resulting from changes in, net of effects of acquisitions:
Accounts receivable	(9,843)	(866)
Inventory	(4,301)	(3,059)
Other assets	4,916	(928)
Accounts payable	(56)	7,599
Accrued liabilities	(853)	1,032
Other liabilities	1,504	(311)

Net cash provided by operating activities	10,110	7,915

Cash flows from investing activities:
Acquisition of a business	(11,424)	—
Investment in joint venture	(2,250)	(1,622)
Purchases of short-term investments, net	(153)	(2)
Investment in capitalized software	(6,912)	(5,149)
Purchases of property and equipment, net	(13,996)	(9,269)

Net cash used in investing activities	(34,735)	(16,042)

Cash flows from financing activities:
Proceeds from line of credit	10,799	8,450
Payments on line of credit	—	(4,000)
Repayment of notes payable	(336)	—
Forfeited unexercised options	—	(53)
Proceeds from issuance of common stock, net of issuance costs	1,674	1,490

Net cash provided by financing activities	12,137	5,887
Effect of exchange rate changes on cash	(86)	16

Net decrease in cash and cash equivalents	(12,574)	(2,224)
Cash and cash equivalents at beginning of period	17,721	6,464

Cash and cash equivalents at end of period	$5,147	$4,240

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share data)

	Common Stock					Accumulated
						Other
	Number of		Paid in	Retained	Unearned	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Total	Income (Loss)

Balance at March 31, 2002	25,908,373	$2	$152,775	$39,485	$(138)	$(185)	$191,939
Tax benefit from exercise of stock options			11				11
Exercise of stock options	22,487		163				163
Issuance of stock under Employee Stock Purchase Plan	189,820	1	1,326				1,327
Forfeited unexercised options			(53)				(53)
Amortization of stock based compensation					129		129
Net (loss)				(8,349)			(8,349)	$(8,349)
Foreign currency translation						(53)	(53)	(53)

Comprehensive (loss)								$(8,402)

Balance at December 31, 2002	26,120,680	$3	$154,222	$31,136	$(9)	$(238)	$185,114

See accompanying notes to condensed consolidated financial statements

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation

     The accompanying condensed consolidated balance sheet as of December 31, 2002, the condensed consolidated statements of operations for the three and nine months ended December 31, 2001 and 2002, the condensed consolidated statements of cash flows for the nine months ended December 31, 2001 and 2002, and the condensed consolidated statement of stockholders’ equity for the nine months ended December 31, 2002 have been prepared by the management of ViaSat, Inc., and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2002 included in our 2002 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

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

     In December 2002, the FASB issued SFAS 148 — Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123. Accounting for Stock-Based Compensation was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 in paragraphs 2(a)-2(e) of this Statement shall be effective for financial statements for fiscal years ending after December 15, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), — “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. We will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for, and are reflected in, our financial statements for the third quarter of our fiscal year 2003. We do not expect the adoption of FIN 45 to have a material effect on our results of operations or financial condition.

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

     Contract costs with the U. S. Government and its prime contractors, including indirect costs, are subject to audit by and negotiations with U.S. Government representatives. These audits have been completed and agreed upon through fiscal year 1998. Contract revenues and accounts receivable are stated at amounts which are expected to be realized upon final settlement. While we believe that the results of such audit will have no material effect on our financial position or results of operations, there can be no assurance that no adjustment will be made and that, if made, such adjustments will not have a material effect on our financial position, cash flows, or results of operations.

Note 3 — Earnings Per Share

     Common stock equivalents of 805,569 shares for the three months ended December 31, 2001 and 899,959 for the nine months ended December 31, 2001 respectively, were used to calculate diluted earnings per share. Potentially dilutive securities excluded from the calculation were 2,462,025 shares for the three months ended December 31, 2001 and 4,291,220 shares for the three months ended December 31, 2002. Potentially dilutive securities excluded from the calculation were 2,157,698 shares for the nine months ended December 31, 2001and 4,291,220 shares for the nine months ended December 31, 2002. Potentially dilutive securities are primarily comprised of options granted under our stock option plan.

Note 4 — Composition of Certain Balance Sheet Captions (in thousands)

	March 31,	December 31,
	2002	2002

		(Unaudited)
Cash and cash equivalents:
Cash	$4,494	$4,232
Investments in debt securities	1,970	8

	$6,464	$4,240

Accounts receivable, net:
Billed	$39,081	$42,542
Unbilled	41,576	39,023
Allowance for doubtful accounts	(487)	(496)

	$80,170	$81,069

Inventory:
Raw materials	$13,268	$24,463
Work in process	9,906	2,354
Finished goods	6,942	6,191

	$30,116	$33,008

Prepaid expenses and other current assets:
Income taxes receivable	$2,792	$7,179
Prepaid expenses	2,762	2,202
Other	1,789	1,469

	$7,343	$10,850

Other intangible assets:
Technology	$26,770	$26,770
Contracts and relationships	9,736	9,736
Non-compete agreement	7,950	7,950
Other intangibles	6,875	6,875

	51,331	51,331
Less accumulated amortization	(7,409)	(13,744)

	$43,922	$37,587

Property and equipment:
Machinery and equipment	$30,131	$30,496
Computer equipment and software	15,783	17,389
Furniture and fixtures	2,030	2,133
Construction in progress	5,161	12,513

	53,105	62,531
Less accumulated depreciation	(21,988)	(29,613)

	$31,117	$32,918

Other assets:
Capitalized software costs, net	$12,313	$16,642
Prepaid satellite services	2,500	—
Deferred income taxes	1,172	622
Other	964	851

	$16,949	$18,115

Accrued liabilities:
Current portion of warranty reserve	$494	$1,384
Accrued vacation	3,284	2,945
Accrued bonus	1,952	—
Accrued 401(k) matching contribution	2,288	—
Collections in excess of revenues	6,090	12,869
Other	3,688	1,643

	$17,796	$18,841

Note 5 — Accounting for Goodwill and Intangible Assets

     The FASB issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets in July 2001. SFAS No. 141 requires that all business combinations be accounted for using the purchase method. SFAS No. 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, acquired workforce must be recognized and reported in goodwill. SFAS No. 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful life. SFAS No. 142 also requires that goodwill not be amortized but instead tested for impairment in accordance with the provisions of SFAS No. 142 at least annually and more frequently upon the occurrence of specified events. In addition, all goodwill must be assigned to reporting units for purposes of impairment testing.

     We adopted a portion of the provisions of these pronouncements effective July 1, 2001, as required for goodwill and intangible assets acquired in purchase business combinations consummated after June 30, 2001. We adopted the remaining provisions of SFAS No. 141 and SFAS No. 142 effective April 1, 2002. As a result of adopting SFAS No. 142 on April 1, 2002, acquired workforce with a net book value of $3.4 million was reclassified to goodwill.

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

     We will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal years or more frequently if specific events occur. In assessing the value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the reporting units. If these estimates or their related assumptions change in the future, we may be required to record impairment charges that would negatively impact operating results.

     A reconciliation of results of operations adjusted to exclude amortization expense net of tax related to goodwill (including Acquired workforce) assuming adoption of SFAS 142 on April 1, 2001 is as follows (in thousands, except share data):

	Three months ended		Nine months ended
	December 31,		December 31,
	(unaudited)		(unaudited)

	2001	2002	2001	2002

Reported net income (loss)	$2,439	$(2,612)	$5,590	$(8,349)
Goodwill amortization	261	—	785	—

Adjusted net income (loss)	$2,700	$(2,612)	$6,375	$(8,349)

Basic net income (loss) per share
Reported net income (loss)	$.11	$(.10)	$.25	$(.32)
Goodwill amortization	.01	—	.03	—

Adjusted net income (loss)	$.12	$(.10)	$.28	$(.32)

Diluted net income (loss) per share
Reported net income (loss)	$.10	$(.10)	$.24	$(.32
Goodwill amortization	.02	—	.03	—

Adjusted net income (loss)	$.12	$(.10)	$.27	$(.32)

Shares used in per share calculation
Basic	22,635,141	26,018,458	22,381,145	25,979,377

Diluted	23,440,711	26,018,458	23,281,104	25,979,377

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

     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization

For the nine months ended December 31, 2002	$6,335
Expected for the remainder of fiscal year 2003	2,112
Expected for fiscal year 2004	7,842
Expected for fiscal year 2005	6,642
Expected for fiscal year 2006	6,048
Expected for fiscal year 2007	5,376

     The changes in the carrying amount of goodwill during the period (in thousands):

Balance of goodwill acquired at March 31, 2002	$19,456
Adjustment to goodwill for additional acquisition costs incurred	37
Amount of impairment losses recognized	—

Balance of goodwill acquired at December 31, 2002	$19,493

Note 6 — Notes Payable and Line of Credit

     On February 10, 2003, we executed an Amended and Restated Revolving Loan Agreement of $20 million with Union Bank of California and Comerica Bank — California. Under the revolving facility we have the option to borrow at the bank’s prime rate or at LIBOR plus, in each case, an applicable margin. The revolving facility contains financial covenants that set maximum debt to EBITDA limits, minimum quarterly EBITDA limits, minimum quick ratio limit and a minimum tangible net worth limit. The borrowing commitment is also limited by ViaSat’s level of accounts receivable and inventory. The revolving facility’s maturity date is September 30, 2003 and is collateralized by cash, accounts receivable and inventory of ViaSat.

Note 7 — Product Warranty

     We provide limited warranties on most of our products for periods of up to five years. We record a liability for our warranty obligations when products are shipped based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products the warranty costs estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failure that may occur. It is possible that our underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in our warranty accrual during the three and nine month periods ended December 31, 2002 (in thousands).

	For the three months	For the nine months ended
	ended December 31, 2002	December 31, 2002

Balance, beginning of period	$1,681	$1,498
Change in liability for warranties issued in period	569	1,115
Settlements made (in cash or in kind) during the period	(65)	(428)

Balance, December 31, 2002	$2,185	$2,185

Note 8 — Contingencies

     On December 5, 2001 Astrolink International LLC terminated for convenience two of our ground segment contracts. At the time of termination, Astrolink’s investors had announced that they would not invest further in the Astrolink program. These two contracts relate to the development and production of subscriber terminals and service provider gateways for the Astrolink satellite system. Astrolink contracts accounted for approximately 10% of our revenues in fiscal year 2002. We have not recorded any revenue related to the Astrolink contracts in fiscal year 2003.

     On January 19, 2003 we reached a settlement with Astrolink with respect to contractual termination payments. We received a cash payment of $6.5 million. Depending on the implementation of the Astrolink business plan, we may also receive additional consideration in the form of cash, a consulting contract and satellite airtime from the new Astrolink business providing aggregate additional value of approximately $4.5 million under specified circumstances or may receive certain non-cash consideration in the form of capital equipment under other circumstances. The assets at risk prior to the Astrolink settlement were accounts receivable due from Astrolink in the amount of approximately $6.3 million, inventory specific to Astrolink of $0.4 million and $2.5 million in prepaid airtime on Astrolink satellites. The value of the future consideration from the settlement will depend on the new Astrolink business. Due to the contingent nature and uncertainty of the value of the additional consideration to be received by us pursuant to the settlement, we have reduced our assets related to Astrolink to $6.3 million of accounts receivable and $0.2 million of inventory as of December 31, 2002. The cash received from Astrolink in the amount of $6.5 million will be applied against these assets in our fourth quarter of fiscal 2003. After applying the cash received of $6.5 million, we will have reduced our assets related to Astrolink to zero. As a result, we have taken a charge through cost of revenue for the $2.5 million of prepaid airtime and $0.2 million of inventory in the quarter ended December 31, 2002.

	Accounts	Prepaid
Astrolink Related Assets (in millions)	Receivable	Airtime	Inventory	Total

Balance at September 30, 2002	$6.3	$2.5	$0.4	$9.2
Recognized as expense during the quarter ended December 31, 2002	-0-	$2.5	$0.2	$2.7

Balance at December 31, 2002	$6.3	-0-	$0.2	$6.5

     We are currently a party to various government and commercial contracts which require us to meet performance covenants and project milestones. Under the terms of these contracts, failure by us to meet performance covenants and milestones permit the other party to terminate the contract and, under specified circumstances, recover liquidated damages or other penalties. We are currently not in compliance (or in the past were not in compliance) with the performance or milestone requirements of a portion of these contracts. Historically, our customers have not elected to terminate such contracts or seek liquidated damages from us and we do not believe that our existing customers will do so; therefore, we have not accrued for any possible liquidated damages or penalties.

Note 9 — Immeon Networks, L.L.C.

     In January 2001 ViaSat and Loral Skynet formed a joint venture named Immeon Networks, L.L.C. (Immeon). We account for our investment under the equity method because we have significant influence, but not control, of the operations of Immeon. During periods of operating losses of Immeon, those losses are allocated to ViaSat and Loral Skynet according to each venture’s contribution to Immeon. If Immeon attains profitability in the future, contributions previously provided by the joint venturers will be reimbursed based on the allocation of profits. Once all contributions have been fully reimbursed to the respective venturer, each venturer is entitled to 50% of the net profits of Immeon, subject to specified adjustments. To date, we have provided services to Immeon. As such, in accordance with the terms of the joint venture agreement, the services are considered contributions to Immeon for the purposes of determining the allocation of the net loss of Immeon to the venturers. Our share of the operating losses of Immeon for the three months ended December 31, 2001 was $720,000 and our share of the operating losses of Immeon for the three months ended December 31, 2002 was $463,000. Our share of the operating losses of Immeon for the nine months ended December 31, 2001 was $2.2 million and our share of the operating losses of Immeon for the nine months ended December 31, 2002 was $1.6 million. Our share of the net losses of Immeon is limited to the extent of our investment in (including contributions in the form of services), advances to and financial guarantees that create additional basis in Immeon. Our share of losses and advances to Immeon has reduced our investment, including contributions in the form of services, to zero. We have a services agreement with Immeon to perform services for the operation of Immeon. We maintain an obligation to provide service to Immeon customers through the end of its customer contracts in 2004.

Note 10 — Income Taxes

     Our effective income tax rate changed from a provision of 10.5% for the nine months ended December 31, 2001 to a benefit of 50.0% for the nine months ended December 31, 2002. In calculating the tax benefit for the three months and nine months ended December 31, 2002 we applied a 40% tax rate to income before taxes and combined the result with the estimated research and development tax credit generated for the period. Our estimated annual effective rate for the fiscal year is influenced by the amount of research and development tax credit relative to income before taxes. Since the research and development tax credit is not variable to income, fluctuations in estimated annual income before taxes can cause disproportionate changes in the tax provision.

     On a quarterly basis, management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance. Realization of our net deferred tax assets is dependent on our ability to generate approximately $12.9 million of future taxable income. We believe that it is more likely than not that our net deferred tax assets will be realized based on forecasted income. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. We have incurred losses from operations over the past several quarters. If our operating results do not improve significantly in the near term and if the outlook remains unclear, we will be required to establish a valuation allowance against all of our net deferred tax assets based upon applicable accounting criteria. To the extent we establish a valuation allowance, an expense will be recorded within the provision for income taxes line in the Statement of Operations.

Note 11 — Segment Information

     We are organized primarily on the basis of products with commercial and government (defense) communication applications. The following table summarizes revenues and operating profits by operating segment for the three months and nine months ended December 31, 2001 and 2002. Certain corporate general and administrative costs, amortization of intangible assets and charges of acquired in-process research and development are not allocated to either segment and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit. Assets are not tracked by operating segment. Consequently, it is not practical to show assets by operating segments. Depreciation expense is allocated to operating segments as an overhead charge based on direct labor dollars within the operating segments (in thousands).

	Three months ended		Nine months ended
	December 31,		December 31,
	(unaudited)		(unaudited)

	2001	2002	2001	2002

Revenues
Commercial	$35,734	$25,769	$103,185	$71,341
Government	14,355	23,193	45,262	59,981

Total Revenues	50,089	48,962	148,447	131,322
Operating Profits
Commercial	2,425	(4,280)	9,347	(18,267)
Government	2,117	1,896	6,441	9,727

Segment operating profit before corporate	4,542	(2,384)	15,788	(8,540)
Corporate	(297)	9	(581)	434
Amortization of intangibles	(1,814)	(2,112)	(4,401)	(6,335)
Acquired in-process research and development	—	—	(2,500)	—

Total operating profits	$2,431	$(4,487)	$8,306	$(14,441)

Revenue information by geographic area for the three and nine month periods ended December 31, 2001 and 2002 is as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	(unaudited)		(unaudited)

	2001	2002	2001	2002

North America	$32,769	$39,976	$110,376	$102,937
Europe	8,983	6,155	18,575	16,732
Asia Pacific	7,915	2,326	18,066	10,025
Latin America	422	505	1,430	1,628

	$50,089	$48,962	$148,447	$131,322

We distinguish revenues from external customers by geographic areas based on customer location.

The book value of long-lived assets located outside the United States was $606,000 at December 31, 2001 and $316,000 at December 31, 2002.

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

     Revenues from contracts not on percentage of completion method are generally recognized when the title is transferred, the risk of loss passes, price is fixed or determinable and collectibility is probable. Revenues from services are recognized when services are provided which is generally ratable over the period of the contract.

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

     At March 31, 2002, $12.6 million of software development costs had been incurred and as of December 31, 2002 a total of $17.8 million of software development costs had been incurred. Amortization expense related to software development costs for the three months ended December 31, 2001 was $38,000 and amortization expense related to software development costs for the three months ended December 31, 2002 was $290,000. Amortization expense related to software development costs for the nine months ended December 31, 2001 was $65,000 and amortization expense related to software development costs for the nine months ended December 31, 2002 was $820,000. These software development costs are part of other assets on the balance sheet and the related amortization expense is recorded as a charge to cost of revenues on the income statement.

Allowance for doubtful accounts

     We make estimates of the collectibility of our accounts receivable based on historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a large portion of our sales have been to the U.S. Government. Our accounts receivable balance was $81.1 million, net of allowance for doubtful accounts of $496,000 as of December 31, 2002.

Allowance for warranty reserves

     We provide limited warranties on most of our products for periods of up to five years. We record a liability for our warranty obligations when products are shipped based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products the warranty costs estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failure that may occur. It is possible that our underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation.

Goodwill and other intangible assets

     The acquisition of the satellite networks business from Scientific-Atlanta in fiscal year 2001 and Comsat Laboratories and U.S. Monolithics in fiscal year 2002 were accounted for by the purchase method of accounting. An independent appraiser was used to assist management in identifying the intangible assets acquired and establishing their fair value and estimated lives of the goodwill and other intangible assets. The criteria used for these appraisals include management’s estimates of cash flows to be generated by these intangible assets in future periods. Useful lives and related amortization expense are based on our estimates of the periods that the assets will generate revenues or otherwise be used by us. Factors that would influence the likelihood of a material change in our reported results include significant changes in our estimates of future cash flow, significant changes in our strategic business objectives, or significant negative changes in industry or economic trends.

     As required in Statement of Financial Accounting Standards (“SFAS”) Nos. 142 and 144, we will perform periodic reviews for impairment of goodwill and other intangible assets. There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but reasonable, assumptions could produce significantly different results. Therefore, the timing and recognition of impairment losses by us in the future, if any, will continue to be dependent upon our estimates and assumptions. We have completed the first step of the two-step transitional impairment test required under SFAS No. 142 which is to assess whether goodwill within our reporting units was impaired at the date of adoption of this pronouncement. The first step, which is our identification of any impairment of goodwill as of April 1, 2002 resulted in no impairment of goodwill for the adoption of SFAS No. 142. Since step two is required if step one reveals an impairment, we were not required to complete step two and the transitional impairment testing is complete.

     We will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal years or more frequently if specific events occur. In assessing the value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the reporting units. If these estimates or their related assumptions change in the future, we may be required to record impairment charges that would negatively impact operating results. As of December 31, 2002, the carrying value of goodwill was $19.5 million.

Income tax valuation allowance

     On a quarterly basis, management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance as of December 31, 2002. Realization of our net deferred tax assets is dependent on our ability to generate approximately $12.9 million of future taxable income. We believe that it is more likely than not that our net deferred tax assets will be realized based on forecasted income. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. We have incurred losses from operations over the past several quarters. If our operating results do not improve significantly in the near term and if the outlook remains unclear we will be required to establish a valuation allowance against all of our net deferred tax assets based upon applicable accounting criteria. To the extent we establish a valuation allowance, an expense will be recorded within the provision for income taxes line in the Statement of Operations.

Results of Operations

     The following table presents, as a percentage of total revenues, income data for the periods indicated.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2001	2002	2001	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	68.0	81.1	68.7	76.9

Gross profit	32.0	18.9	31.3	23.1
Operating expenses:
Selling, general and administrative	18.5	18.6	17.3	20.4
Independent research and development	5.1	5.2	3.8	8.9
Acquired in-process research and development	—	—	1.7	—
Amortization of intangible assets	2.7	4.3	2.1	4.8
Amortization of goodwill	0.9	—	0.9	—

Income from operations	4.8	(9.2)	5.5	(11.0)
Income before income taxes	3.2	(10.8)	4.2	(12.7)
Net income	4.9	(5.3)	3.8	(6.4)

Three Months Ended December 31, 2001 vs. Three Months Ended December 31, 2002

     Revenues. Revenues decreased 2.2% from $50.1 million for the three months ended December 31, 2001 to $49.0 million for the three months ended December 31, 2002. This decrease was primarily due to a decrease in our broadband systems business area resulting from contract terminations and suspensions occurring in the third and fourth quarters of our prior fiscal year. This decrease was offset by increased revenue from our government systems business.

     Gross Profit. Gross profit decreased 42.5% from $16.0 million (32.0% of revenues) for the three months ended December 31, 2001 to $9.2 million (18.9% of revenues) for the three months ended December 31, 2002. This decrease was primarily due to lower sales volumes in the broadband systems business area, which contributed less gross margin, and the settlement with Astrolink as we recorded a $2.7 million charge to cost of revenues for the three months ended December 31, 2002. We also experienced a lower gross margin as a percentage of revenue in the government systems business.

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased 2.2% from $9.3 million (18.5% of revenues) for the three months ended December 31, 2001 to $9.1 million (18.6% of revenues) for the three months ended December 31, 2002. The decrease in SG&A costs resulted from implemented cost reductions, partially offset by increased personnel and facilities associated with our U.S. Monolithics operation acquired in the fourth quarter of last fiscal year. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some of these expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

     Independent Research and Development. Independent research and development (“IR&D”) expenses were $2.5 million (5.1% of revenues) for the three months ended December 31, 2001, and $2.5 million (5.2% of revenues) for the three months ended December 31, 2002. IR&D spending has been reduced from the level of the prior two quarters as personnel has been reduced or reassigned to customer funded programs.

     Amortization of Goodwill and Intangible Assets. The acquisition of the Satellite Networks Business in fiscal year 2001 and Comsat Laboratories in the second quarter of fiscal year 2002 and U.S. Monolithics in the fourth quarter of fiscal year 2002 were accounted for by the purchase method of accounting. The dates of acquisition of Comsat Laboratories and U.S. Monolithics were both after June 30, 2001 and were accounted for under SFAS 141. Therefore, the goodwill of those two acquisitions has not been subject to amortization. As a result of adopting SFAS 142 for our fiscal year ending March 31, 2003, we no longer amortize the intangibles assets “Acquired workforce” of $5.5 million or “Goodwill” of $4.5 million acquired in the Satellite Networks Business acquisition. “Acquired workforce” did not meet the separability requirements of SFAS 141 and has been subsumed into goodwill beginning April 1, 2002. The intangible assets are being amortized over useful lives ranging from two to ten years. Below is the allocation of the amortization expense for the three month periods ended December 31, 2001 and 2002 (in thousands).

	Amortization for the three
	months ended December 31,

	2001	2002

Existing technology	$483	$950
Contracts and relationships	276	276
Non-compete agreements	446	575
Other amortizable assets	173	311
Acquired workforce	274	—
Goodwill	162	—

Totals	$1,814	$2,112

     The increase in amortization expense was due to the increase in intangible assets related to recent acquisitions.

     Interest Expense. Interest expense increased from $101,000 for the three months ended December 31, 2001 to $324,000 for the three months ended December 31, 2002. Interest expense relates to short-term borrowings under our line of credit to cover working capital requirements. There was $10.8 million in outstanding borrowings under our line of credit as of December 31, 2001. At December 31, 2002 there was $14.4 million in outstanding borrowings under our line of credit. The increase in interest expense was from higher debt levels and loan fees.

     Interest Income. Interest income decreased from $75,000 for the three months ended December 31, 2001 to $3,000 for the three months ended December 31, 2002. This decrease resulted from a decrease in invested balances and lower rates of earning. Interest income relates largely to interest earned on short-term deposits of cash.

     Provision for Income Taxes. Our effective income tax rate changed from a benefit of (53.4%) for the three months ended December 31, 2001 to a benefit of 50.5% of the loss before income taxes for the three months ended December 31, 2002. In calculating the tax benefit for the three months ended December 31, 2002 we applied a 40% tax rate to income before taxes and combined the result with the research and development tax credit estimated for the period. Our estimated annual effective rate for the fiscal year is influenced by the amount of research and development tax credit relative to income before taxes. Since the research and development tax credit is not variable to income, fluctuations in estimated annual income before taxes can cause disproportionate changes in the tax provision. The tax benefit for the three months ended December 31, 2001 included a change in estimated research and development tax credit for the fiscal years ending March 31, 2001 and March 31, 2002. The change in estimate was made based upon historical detailed information received from Scientific-Atlanta, Inc. for calculating base period percentages.

Nine Months Ended December 31, 2001 vs. Nine Months Ended December 31, 2002

     Revenues. Revenues decreased 11.5% from $148.4 million for the nine months ended December 31, 2001 to $131.3 million for the nine months ended December 31, 2002. This decrease was primarily due to a decrease in our broadband systems business area and satellite ground systems business area resulting from contract terminations and suspensions occurring in the third and fourth quarters of our prior fiscal year partially offset by an increase in revenue from government systems business.

     Gross Profit. Gross profit decreased 34.8% from $46.5 million (31.3% of revenues) for the nine months ended December 31, 2001 to $30.3 million (23.1% of revenues) for the nine months ended December 31, 2002. This decrease was primarily due to lower sales volumes in the satellite ground systems and broadband systems business areas, which contributed less gross margin, a cost over-run on a broadband program while it transitioned from development into the initial phases of production and the settlement with Astrolink as we recorded a $2.7 million charge to cost of revenues for the nine months ended December 31, 2002. In addition, we experienced lower margins in the commercial VSAT products business area from market pricing pressure, changes in product sales mix and cost over-runs on certain projects. These gross margin reductions were partially offset by an increase in gross profit from our government systems business.

     Selling, General and Administrative Expenses. SG&A expenses increased 4.3% from $25.6 million (17.3% of revenues) for the nine months ended December 31, 2001 to $26.7 million (20.4% of revenues) for the nine months ended December 31, 2002. The increased SG&A costs primarily relate to the increased personnel and facilities associated with our U.S. Monolithics (USM) operation acquired in the fourth quarter of last fiscal year and were partially offset by implemented cost reductions.

     Independent Research and Development. IR&D expenses increased 108.9% from $5.6 million (3.8% of revenues) for the nine months ended December 31, 2001 to $11.7 million (8.9% of revenues) for the nine months ended December 31, 2002. IR&D spending has increased across all of our business areas and is attributable to lower customer funded research and development and investments in the development of new technologies that enable our company to maintain its competitiveness. This trend began to change in the quarter ended December 31, 2002, as personnel has been reduced or reassigned to customer funded research and development programs.

     Acquired In-Process Research and Development. Purchased in-process research and development charges resulted from the acquisition of Comsat Laboratories and accounted for $2.5 million (1.7% of revenues) in the nine months ended December 31, 2001.

     Amortization of Goodwill and Intangible Assets. The acquisition of the Satellite Networks Business in fiscal year 2001 and Comsat Laboratories and U.S. Monolithics in fiscal year 2002 were accounted for by the purchase method of accounting. The dates of acquisition of Comsat Laboratories and U.S. Monolithics were both after June 30, 2001 and were accounted for under SFAS 141. Therefore, the goodwill of those two acquisitions has not been subject to amortization. As a result of adopting SFAS 142 for our fiscal year ending March 31, 2003, we no longer amortize the intangibles assets “Acquired workforce” of $5.5 million or “Goodwill” of $4.5 million acquired in the Satellite Networks Business acquisition. “Acquired workforce” did not meet the separability requirements of SFAS 141 and has been subsumed into goodwill beginning April 1, 2002. The intangible assets are being amortized over useful lives ranging from two to ten years. Below is the allocation of the amortization expense for the nine month periods ended December 31, 2001 and 2002 (in thousands).

	Amortization for the nine
	months ended December 31,

	2001	2002

Existing technology	$1,236	$2,850
Contracts and relationships	826	827
Non-compete agreements	743	1,725
Other amortizable assets	288	933
Acquired workforce	822	—
Goodwill	486	—

Totals	$4,401	$6,335

     Interest Expense. Interest expense increased from $198,000 for the nine months ended December 31, 2001 to $633,000 for the nine months ended December 31, 2002. Interest expense relates to short-term borrowings under our line of credit to cover working capital requirements. The increase in interest expense was from higher debt levels and loan costs and was partially offset by lower interest rates related to these borrowings. Outstanding borrowings under our line of credit were $10.8 million at December 31, 2001 and $14.4 million at December 31, 2002.

     Interest Income. Interest income decreased from $481,000 for the nine months ended December 31, 2001 to $33,000 for the nine months ended December 31, 2002. This decrease resulted from a decrease in invested balances and lower rates of earning. Interest income relates largely to interest earned on short-term deposits of cash.

     Provision for Income Taxes. Our effective income tax rate changed from a provision of 10.5% for the nine months ended December 31, 2001 to a benefit of 50.0% for the nine months ended December 31, 2002. In calculating the tax benefit for the nine months ended December 31, 2002 we applied a 40% tax rate to income before taxes and combined the result with the research and development tax credit estimated for the period. Our estimated annual effective rate for the fiscal year is influenced by the amount of research and development tax credit relative to income before taxes. Since the research and development tax credit is not variable to income, fluctuations in estimated annual income before taxes can cause disproportionate changes in the tax provision. The tax provision for the nine months ended December 31, 2001 included a change in estimated research and development tax credit for the years ending March 31, 2001 and March 31, 2002. The change in estimate was made based upon historical detailed information received from Scientific-Atlanta, Inc. for calculating base period percentages.

Backlog

     At December 31, 2002 we had firm backlog of $207.6 million of which $171.3 million was funded. The firm backlog of $207.6 million does not include contract options of $83.4 million. Of the $207.6 million in firm backlog, approximately $39.6 million is expected to be delivered in the fiscal year ending March 31, 2003, and the balance is expected to be delivered in the fiscal year ending March 31, 2004 and thereafter. At March 31, 2002 we had firm backlog of $139.4 million, of which $124.2 million was funded, not including options of $48.8 million. We include in our backlog only those orders for which we have accepted purchase orders.

     Backlog is not necessarily indicative of future sales. A majority of our U.S. government contracts can be terminated at the convenience of the customer since orders are often made substantially in advance of delivery, and our U.S. government contracts typically provide that orders may be terminated with limited or no penalties. Further, most of our commercial contracts do not contain specific termination liability amounts, and therefore, upon termination by a commercial customer we would only be entitled to damages provided by law. These damages would likely be substantially less than the full value of the contract. In addition, purchase orders may provide product specifications that would require us to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the contract or related purchase order.

     The backlog amounts as presented are comprised of funded and unfunded components. Funded backlog represents the sum of contract amounts for which funds have been specifically obligated by customers to contracts. Unfunded backlog represents future amounts that customers may obligate over the specified contract performance periods. Our customers allocate funds for expenditures on long-term contracts on a periodic basis. Our ability to realize revenues from contracts in backlog is dependent upon adequate funding for these contracts. Although funding of our contracts is not within our control, our experience indicates that actual contract fundings have ultimately been approximately equal to the aggregate amounts of the contracts.

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

     In December 2002, the FASB issued SFAS 148 — Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123. Accounting for Stock-Based Compensation was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 in paragraphs 2(a)-2(e) of this Statement shall be effective for financial statements for fiscal years ending after December 15, 2002.

Liquidity and Capital Resources

     We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. Cash provided by operating activities for the nine months ended December 31, 2002 and December 31, 2001 was $7.9 million and $10.1 million. We used cash to fund a net loss of $8.3 million for the nine months ended December 31, 2002. Increases in inventory and other assets along with an increase in accrued liabilities caused a reduction in cash which was partially offset by an increase in accounts payable.

     Cash used in investing activities for the nine months ended December 31, 2001 was $34.7 million and cash used in investing activities for the nine months ended December 31, 2002 was $16.0 million. We acquired $14.0 million in equipment and invested $6.9 million in capitalized software in the nine months ended December 31, 2001 compared to $9.3 million of equipment and $5.1 million of capitalized software during the nine months ended December 31, 2002.

     Cash provided by financing activities for the nine months ended December 31, 2001 was $12.1 million and cash provided by financing activities for the nine months ended December 31, 2002 was $5.9 million. This decrease was primarily the result of net loan proceeds from our line of credit of $10.8 million and $4.5 million in the nine months ended December 31, 2001 and 2002, respectively.

     At December 31, 2002, we had $4.4 million in cash, cash equivalents and short-term investments and $79.6 million in working capital. We had $14.4 million in outstanding borrowings under our line of credit and $1.5 million in outstanding standby letters of credit at December 31, 2002. With the limitation of borrowing based on levels of accounts receivable and inventory, additional borrowing availability under the revolving loan facility was $4.1 million at December 31, 2002.

     On February 10, 2003, we executed an Amended and Restated Revolving Loan Agreement of $20 million with Union Bank of California and Comerica Bank — California. Under the revolving loan facility we have the option to borrow at the bank’s prime rate or at LIBOR plus, in each case, an applicable margin. The revolving facility contains financial covenants that set maximum debt to EBITDA limits, minimum quarterly EBITDA limits, minimum quick ratio limit and a minimum tangible net worth limit. The borrowing commitment is also limited by ViaSat’s level of accounts receivable and inventory. The revolving loan facility’s maturity date is September 30, 2003 and is collateralized by cash, accounts receivable and inventory of ViaSat.

     On December 5, 2001 Astrolink International LLC terminated for convenience two of our ground segment contracts. At the time of termination, Astrolink’s investors had announced that they would not invest further in the Astrolink program. These two contracts relate to the development and production of subscriber terminals and service provider gateways for the Astrolink satellite system. Astrolink contracts accounted for approximately 10% of our revenues in fiscal year 2002. We have not recorded any revenue related to the Astrolink contracts in fiscal year 2003.

     On January 19, 2003 we reached a settlement with Astrolink with respect to contractual termination payments. We received a cash payment of $6.5 million. Depending on the implementation of the Astrolink business plan, we may also receive additional consideration in the form of cash, a consulting contract and satellite airtime from the new Astrolink business providing aggregate additional value of approximately $4.5 million under specified circumstances or may receive certain non-cash consideration in the form of capital equipment under other circumstances. The assets at risk prior to the Astrolink settlement were accounts receivable due from Astrolink in the amount of approximately $6.3 million, inventory specific to Astrolink of $0.4 million and $2.5 million in prepaid airtime on Astrolink satellites. The value of the future consideration from the settlement will depend on the new Astrolink business. Due to the contingent nature and uncertainty of the value of the additional consideration to be received by us pursuant to the settlement, we have reduced our assets related to Astrolink to $6.3 million of accounts receivable and $0.2 million of inventory as of December 31, 2002. The cash received from Astrolink in the amount of $6.5 million will be applied against these assets in our fourth quarter of fiscal 2003. After applying the cash received of $6.5 million, we will have reduced our assets related to Astrolink to zero. As a result, we have taken a charge through cost of goods sold for the $2.5 million of prepaid airtime and $0.2 million of inventory in the quarter ended December 31, 2002.

	Accounts	Prepaid
Astrolink Related Assets (in millions)	Receivable	Airtime	Inventory	Total

Balance at September 30, 2002	$6.3	$2.5	$0.4	$9.2
Recognized as expense during the quarter ended December 31, 2002	-0-	$2.5	$0.2	$2.7

Balance at December 31, 2002	$6.3	-0-	$0.2	$6.5

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

     The following table sets forth a summary of our obligations under operating leases, capital leases, notes payable and irrevocable letters of credit for the periods indicated (in thousands):

	As of	For the balance	For the fiscal years ending
	December 31,	of fiscal year		March 31,
	2002	ending
	Total	March 31, 2003	2004-2006	2007-2008	After 2008

Operating leases	$19,593	$1,554	$8,614	$5,141	$4,284
Capital leases	245	104	141	—	—
Lines of credit	14,350	14,350	—	—	—
Standby letters of credit	1,520	1,323	197	—	—

Total	$35,708	$17,331	$8,952	$5,141	$4,284

     We have a services agreement with Immeon to perform services for the operation of Immeon. We maintain an obligation to provide service to Immeon customers through the end of its customer contracts in 2004.

     We are currently a party to various government and commercial contracts which require us to meet performance covenants and project milestones. Under the terms of these contracts, failure by us to meet their performance covenants and milestones permit the other party to terminate the contract and, under specific circumstances, recover liquidated damages or other penalties. We are currently not in compliance (or in the past were not in compliance) with the performance or milestone requirements of some of these contracts. Generally, our customers have not elected to terminate such contracts or seek liquidated damages from us; therefore, we have not accrued for any potential liquidated damages or penalties.

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

Our Reliance on U.S. Government Contracts Exposes Us To Significant Risks

     Approximately 38% of our revenues in fiscal year 2001, 32% of our revenues in fiscal year 2002 and 46% of our revenues for the first nine months of fiscal year 2003 were derived from U.S. government applications. Although the recent growth of our commercial business has substantially reduced our dependence on U.S. government business, this business will continue to represent a significant portion of our revenues for the foreseeable future. U.S. government business exposes us to various risks, including:

•	unexpected contract or project terminations or suspensions,

•	unpredictable order placements, reductions or cancellations,

•	reductions in government funds available for our projects due to government policy changes, budget cuts and contract adjustments,

•	the ability of competitors to protest contractual awards,

•	penalties arising from post-award contract audits,

•	cost audits in which the value of our contracts may be reduced,

•	higher-than-expected final costs, particularly relating to software and hardware development, for work performed under contracts where we commit to specified deliveries for a fixed price,

•	limited profitability from cost-reimbursement contracts under which the amount of profit is limited to a specified amount, and

•	unpredictable cash collections of unbilled receivables that may be subject to acceptance of contract deliverables by the customer and contract close-out procedures, including government approval of final indirect rates.

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

We Face Risks from the Domestic and Global Slowdown

     The global economy is in the midst of a slowdown that has had significant effects on markets that we serve, particularly satellite communications equipment manufacturers and network operators. In addition, the September 11th terrorist attacks have significantly and negatively affected general economic conditions. This downturn has had a negative effect on our revenues. We cannot predict the depth or duration of this downturn, and if it grows more severe or continues for a long period of time, including as result of future attacks, responses to such attacks or other significant events, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development during this downturn, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.

     Further, because current domestic and global economic conditions and economies are extremely uncertain, it is difficult to estimate the growth in various parts of the economy, including the markets in which we participate. Because parts of our budgeting and forecasting are reliant on estimates of growth in the markets we serve, the current economic uncertainty renders estimates of future revenues and expenditures even more difficult than usual to formulate. The future direction of the overall domestic and global economies could have a significant impact on our overall financial performance and impair the value of our common stock.

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

     Two commercial customers on whom we are relying in part for future revenue growth face challenges that could result in their failure to deploy planned systems in accordance with current schedules. We believe that Wildblue Communications, with which we have a contract for the development of satellite modems and satellite modem termination systems for a planned Ka-band broadband Internet platform, faces substantial challenges with respect to the development and launch of its system. Similarly, Connexion by Boeing, which has awarded us a contract to design and manufacture receive-and- transmit subsystems and other components for a satellite in-flight data network, faces substantial challenges with respect to the development of its system. Several airlines that had initially partnered with Boeing on the Connexion project publicly announced withdrawal from the project during fiscal year 2002. Any failure on the part of either Wildblue Communications or Boeing to deploy successfully its intended system as a result of lack of funding or other difficulties could materially harm our business and impair the value of our common stock.

A Significant Portion of Our Revenues is Derived from a Few of Our Contracts

     A small number of our contracts account for a significant percentage of our revenues. Historically, our largest revenue producing contracts have been U.S. government contracts related to our UHF DAMA technology, which generated approximately 9% of our revenues in fiscal year 2001, 10% of our revenues in fiscal year 2002 and 15% of our revenues for the first nine months of fiscal year 2003. Our five largest contracts generated approximately 36% of our revenues in fiscal year 2001 and 33% of our revenues in fiscal year 2002. The failure of these customers to place additional orders or to maintain these contracts with us for any reason, including any downturn in their business or financial condition, or our inability to renew or replace our contracts with these customers when they expire could materially harm our business and impair the value of our common stock.

We Depend Heavily on the VSAT Market

     We derived approximately 29% of our revenues in fiscal year 2001, 31% of our revenues in fiscal year 2002 and 34% of our revenues for the first nine months of fiscal year 2003 from sales of VSAT communications networks. While the market for VSAT communications networks and services has grown steadily since its inception in the mid-1980s, this market may not continue to grow or VSAT technology may be replaced by an alternative technology. A significant decline in this market or the replacement of VSAT technology by an alternative technology could materially harm our business and impair the value of our common stock.

Our Credit Facility Contains Restrictions that Could Limit Our Ability to Implement Our Business Plan

     The restrictions contained in our line of credit may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. In addition, if we fail to meet the covenants contained in our line of credit, repayment of our outstanding indebtedness may be accelerated. This indebtedness, among other things, restricts our ability to do the following:

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

     We cannot assure you that we will be able to comply with our financial covenants or that any financial covenant violations will be waived. Any violation that is not waived could result in an event of default, permitting the lenders to suspend commitments to make any advance, to declare notes and interest thereon due and payable, and to require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to comply with our financial covenants, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms that are acceptable to us, if at all.

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

We May Experience Losses from Our Fixed-Price Contracts

     Approximately 94% of our revenues in fiscal year 2001, 97% of our revenues in fiscal year 2002 and 96% of our revenues for the first nine months of fiscal year 2003 were derived from contracts with fixed prices. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. We believe that a high percentage of our contracts will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you that our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

We Expect to Increase Our Research and Development Costs, Which Could Significantly Reduce Our Profitability

     Our future growth depends on penetrating new markets, adapting existing satellite communications products to new applications, and introducing new communications products that achieve market acceptance. Accordingly, we are actively applying our communications expertise to design and develop new hardware and software products and enhance existing products. We expended $6.2 million in fiscal year 2001, $9.4 million in fiscal year 2002 and $11.7 million for the first nine months of fiscal year 2003 in research and development activities. We expect to continue to spend increased amounts relative to historical levels on research and development in the near future. The increased amounts in the near future will be due in large part to the higher levels of research and development expenses associated with the product development activities of our subsidiary U.S. Monolithics. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the near future. Our research and development program may not produce successful results, which could materially harm our business and impair the value of our common stock.

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

Our Ability to Protect Our Proprietary Technology is Limited and Infringement Claims Against Us Could Restrict Our Ability to Conduct Business

     Our success depends significantly on our ability to protect our proprietary rights to the technologies we use in our products and services. If we are unable to protect our proprietary rights adequately, our competitors could use the intellectual property that we have developed to enhance their own products and services, which could materially harm our business and impair the value of our common stock. We currently rely on a combination of patents, trade secret laws, copyrights, trademarks, service marks and contractual rights to protect our intellectual property. We cannot assure you that the steps we have taken to protect our proprietary rights will be adequate. Also, we cannot assure you that our issued patents will remain valid or that any pending patent applications will be issued. Additionally, the laws of some foreign countries in which our products are or may be sold do not protect our intellectual property rights to the same extent as do the laws of the United States.

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

Any Failure to Successfully Integrate Strategic Acquisitions Could Adversely Affect Our Business

     In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include:

•	the difficulty in integrating newly-acquired businesses and operations in an efficient and effective manner,

•	the challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions,

•	the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets,

•	the potential loss of key employees of the acquired businesses,

•	the risk of diverting the attention of senior management from the operations of our business

•	the risks of entering markets in which we have less experience, and

•	the risks of potential disputes concerning indemnities and other obligations that could result in substantial costs and further divert management’s attention and resources.

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

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions and Currency Fluctuations

     Approximately 22% of our revenues in fiscal year 2001, 28% of our revenues in fiscal year 2002 and 27% of our revenues for the first nine months of fiscal year 2003 were derived from international sales. We anticipate that international sales will account for an increasing percentage of our revenues over the next several years. Many of these international sales may be denominated in foreign currencies. Because we do not currently engage in nor do we currently anticipate engaging in foreign currency hedging transactions, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.

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

Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence Over Matters Requiring Stockholder Approval

     As of February 7, 2003, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 21% of our common stock. Accordingly, these stockholders may be able to significantly influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. These stockholders may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. This ownership interest could also have the effect of delaying or preventing a change in control.

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

Compliance With Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities, which could harm our operating results and business prospects.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     On October 23, 2002, ViaSat sent Scientific-Atlanta a claim for indemnification under the terms of the asset purchase agreement related to the acquisition of Scientific-Atlanta’s satellite networks business in April 2000. On November 14, 2002, Scientific-Atlanta filed a complaint (United States District Court, Northern District of Georgia, Atlanta Division (Case No. 1 02-CV-3081)) for declaratory judgment seeking to resolve ViaSat’s claim for indemnification through litigation. In response to Scientific-Atlanta’s complaint, on January 15, 2003, ViaSat filed a formal claim against Scientific-Atlanta for, among other things, fraud, breach of warranty, contractual and equitable indemnification, and breach of the duty of good faith and fair dealing. The parties are currently engaged in discovery. ViaSat intends to vigorously prosecute its claims.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 10.1 — Amended and Restated Revolving Loan Agreement executed February 10, 2003 by and among Union Bank of California, Comerica Bank — California and ViaSat, Inc. (1)

(b)	On October 31, 2002, we filed a current report on Form 8-K, reporting under Item 5 that we had signed amendments to our Revolving/Term Loan Agreement, and attaching such amendments.

(1)	Certain portions of this exhibit have been requested to be redacted pursuant to a request for confidential treatment filed by ViaSat, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIASAT, INC.

February 13, 2003

/s/ MARK D. DANKBERG

Mark D. Dankberg Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ RONALD G. WANGERIN

Ronald G. Wangerin Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Mark D. Dankberg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ViaSat, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ MARK D. DANKBERG

Mark D. Dankberg Chief Executive Officer

I, Ronald G. Wangerin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ViaSat, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ RONALD G. WANGERIN

Ronald G. Wangerin Chief Financial Officer