Form 10-K
period 2003-03-31
VIASAT INC
filed 2003-06-30
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Common Stock, $.0001 Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant, as of September 30, 2002 was approximately $105,964,230 (based on the closing price on that date for shares of the registrant’s Common Stock as reported by the Nasdaq National Market). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of June 23, 2003 was 26,154,745.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended March 31, 2003.

VIASAT, INC.

FORM 10-K
For the fiscal year ended MARCH 31, 2003

i

PART I

Item 1.	Business

      All references in this annual report to our fiscal year 2003 refer to the fiscal year ended on March 31, 2003.

      Our website address is www.viasat.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material has been electronically filed with or furnished to the Securities and Exchange Commission.

Introduction

      We are a leading provider of advanced digital satellite communications and other wireless networking and signal processing equipment and services to the defense and commercial markets. Although our company’s initial focus was primarily on developing satellite communication and simulation equipment for the U.S. government, we have successfully diversified into other related defense as well as commercial markets. During the period from April 2000 to January 2002, we acquired (1) the satellite networks business from Scientific-Atlanta, Inc. (SA), (2) the Comsat Laboratories business from Lockheed Martin Global Telecommunications, LLC (LMGT), and (3) U.S. Monolithics, LLC (USM). These acquisitions further enhanced our strategic positioning in the commercial satellite communication market as well as significantly expanded our intellectual property portfolio. As a result of this diversification, we have transitioned from a primarily defense-oriented company to a company with near equal amounts of government and commercial business. We believe that this diversification, in combination with our unique ability to effectively apply technologies between government and commercial markets, provides us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies.

      Our current defense businesses include:

•	Tactical Data Links. Our Tactical Data Links business primarily consists of our multifunction information distribution system (MIDS) product line. The MIDS terminal operates as part of the Link-16 line-of-sight tactical radio system that enables real time data networking among ground and airborne military users providing an electronic picture of the entire battlefield to each user in the network. Our Tactical Data Links business is one of only two current U.S. government certified providers of MIDS production units.

•	Tactical Networking and Information Assurance. The Tactical Networking and Information Assurance business area includes our information security and ViaSat Data Controller (VDC) products. Our information security products enable military and government communicators to secure information up to Top Secret levels. Our VDCs provide reliable military tactical communication channels using innovative error correction technology. Technology from some of these products are integrated into some of our existing tactical radio products (such as MIDS and UHF DAMA satellite products) as well as sold on a stand-alone basis.

•	Simulation and Test. Our Simulation and Test business provides products and support for testing sophisticated airborne radio equipment. Our simulators allow testing of airborne equipment without expensive flight exercises. We have delivered simulators and provided support on complex, customized communication simulators for the F-22 program, as well as for joint Navy-Air Force test and evaluation centers.

•	Mobile Satellite Systems. Our Mobile Satellite Systems business designs and develops modems, terminals and test and training equipment operating over the military UHF satellite band. We have a 15 year history as a leading supplier of UHF satellite communication terminals. These products are used in “manpack” satellite communication terminals as well as airborne, ship, shore and mobile applications.

•	Government Broadband Satellite Systems. During fiscal year 2003, we launched the new Government Broadband Systems business to leverage our commercial satellite technology into military applications. The Government Broadband Satellite Systems business generally focuses on opportunities for high-speed satellite communications products that operate in higher frequencies.

      We believe our long standing strength in both commercial and government satellite communications technologies is a significant advantage as the U.S. military looks to upgrade its satellite technology with a mix of government funded and commercial technologies.

      Our commercial businesses include:

•	VSAT Networks. Our VSAT (Very Small Aperture Terminal) Networks business encompasses all of our enterprise VSAT satellite communication products. This business is a compilation of our original VSAT business, the VSAT business purchased from SA, and the Comsat Laboratories VSAT products business purchased from LMGT. The VSAT Networks business offers an extensive product line of terminals, hubs, and networks control systems. This business area also includes our VSAT service business, which operates and manages networks for our customers.

•	Satellite Ground Systems. Our Satellite Ground Systems business provides large antenna systems for both defense and commercial communications. The Satellite Ground Systems business has a 40-year legacy in the design, test, manufacture and installation of antennas from three to eighteen meters. Applications for these antenna systems include large system gateways, VSAT or video broadcast hubs, image retrieval by satellite, transportable antennas and telemetry, tracking and control for aircraft.

•	Broadband Systems. The Broadband Systems business is aimed at identifying and capturing large satellite network project opportunities. Currently, the Broadband Systems business operates in three major segments: (1) consumer, which includes the development of DOCSIS (Data Over Cable Service Interface Specification) based satellite broadband systems, (2) mobile, which includes both the development of airborne and ground terminals for the Connexion by Boeing in-flight broadband system as well as terminals and system integration for ARINC’s SKYLink airborne broadband system, and (3) enterprise systems.

•	Comsat Laboratories. Comsat Laboratories is our systems and technology business, supporting engineering developments for both defense and commercial projects. Comsat Laboratories supports both internal projects as well as customers requiring satellite systems design and engineering. Comsat Laboratories has been known as a center for innovation and advancement for the satellite communications industry since 1967.

•	U.S. Monolithics. U.S. Monolithics, a wholly owned subsidiary of ViaSat, specializes in monolithic microwave integrated circuits (MMICs), packaged components, and modules. USM engineers have extensive commercial, military and space design experience. Areas of expertise include high frequency communication technology, MMIC semiconductor design, high-power transceiver design, high levels of functional integration, high-frequency packaging, and design for low-cost manufacturing.

      With expertise in commercial satellite network engineering, gateway construction, and remote terminal manufacturing for all types of interactive communications services, we have the unique ability to take end-to-end responsibility for designing, building, initially operating, and then handing over a fully operational, customized satellite network.

The ViaSat Advantage

      Leading Industry Position. We have a leading position in certain segments of the advanced communications network industry, including our leadership in DOCSIS based satellite systems, DAMA (Demand Assigned Multiple Access) and Link-16 MIDS businesses. We have achieved this leadership through our expertise in applying emerging technologies to satellite networks as well as developing entirely new technologies. To maintain our technological edge, we have over 400 engineers focusing on the research, design and development of new and enhanced communications network technologies and techniques. Because we provide our engineers with the opportunity to continually work with and develop state of the art technologies, we have been successful in hiring and retaining highly qualified people.

      Focus on Markets Valuing Innovative Technology. We place a high value on technical competence and expertise among our employees. Since technology is fundamental to our corporate culture, we primarily focus on markets and customers that require advanced and complex technology solutions. We believe that focusing on these types of customers and markets allows us to successfully capture a higher proportion of our target customers.

      Technically Orientated, Experienced Management Team. We have a strong, technically oriented and experienced management team, which has overseen our growth for more than a decade. Mark D. Dankberg, a co-founder of ViaSat and a leader in satellite systems solutions and development, has been our President, Chief Executive Officer and Chairman since our inception in 1986. Each of the other two founders of ViaSat, Mark J. Miller, Vice President and Chief Technical Officer, and Steven R. Hart, Vice President-Engineering and Chief Technical Officer, continue to serve as integral members of our management team.

      High Quality and Efficient Manufacturing Processes. We believe that our ability to deliver high-quality, low-cost products through our manufacturing processes has been a key factor in our success in attracting and retaining customers. We utilize a range of contract manufacturers to reduce operating costs, reduce required capital investments, support flexible response to product demand, and focus our resources on efficient designs. By using contract manufacturers for a large portion of our manufacturing, we are able to take advantage of their high-volume purchasing power, advanced manufacturing equipment, and highly-trained workforce. We also maintain the internal capability to conduct limited manufacturing for small volume productions, final assembly, integration and testing. As part of our manufacturing accomplishments, we have maintained ISO 9001 series certification for our product development, manufacturing and support services for the past six years, and this year we upgraded to ISO 9001:2000. As further recognition of our manufacturing success, Lockheed Martin Corporation honored us with a Star Supplier Facility award in August of 1999, which we continue to maintain through continued product quality and delivery performance. We are one of only 65 suppliers recognized with this award among approximately 65,000 of Lockheed Martin’s suppliers.

Strategy

      Our objective is to leverage our advanced technology and capabilities to capture a significant share of the global satellite services and equipment market, as well as to maintain a leadership position in developing and supplying tactical data link, information assurance, and satellite networking products to the government and commercial markets. To implement this strategy, we intend to:

      Capitalize On Our Existing Technology Leadership. We believe that the global satellite communications services and equipment market presents a number of attractive opportunities to apply our advanced technologies and capabilities. We plan to develop new products and enhance existing products by leveraging our technology developed under both commercial and government programs to capture a significant share of this anticipated growth opportunity.

      Maintain and Enhance Our Technology Leadership Position. We are a leader in the development of advanced digital satellite and other wireless technologies. We continually strive to improve our technology by meeting complex network design needs for customers and by devoting significant resources to research, design and development efforts in emerging markets. In order to enhance our technology leadership position we intend to utilize the experience of our skilled research, design and engineering team to develop new and enhanced satellite products and applications.

      Increase Emphasis On Operational Efficiency and Financial Performance. We have historically maintained a strong emphasis on operational efficiency and financial performance. We believe that increasing this operational focus is essential to our future success in returning to profitability while continuing to grow our business. As part of this increased emphasis, we plan to continue to devote significant time and resources to key components of our business, such as our manufacturing processes, design systems, customer relationships, research and development efforts, and the expansion of our markets. We expect our strong emphasis on operational efficiency and financial performance to be a key factor in our success.

      Achieve Growth By Evolving into Related Products and Addressing Increasingly Larger Markets. We plan to achieve continued growth in part by taking evolutionary steps into related products and technologies as well as addressing increasingly larger markets. We plan to primarily grow our market segments by selling existing, or customized, versions of existing technologies to different customer bases (including between commercial and defense markets). In addition, we plan to grow the breadth of our products and technologies by selling new, but related, technologies or products to existing customers. In order to accelerate this growth we intend to continue addressing increasingly larger opportunities and markets. The value of this strategy has been affirmed by our recent success in capturing funded research and development opportunities for increasingly larger projects such as MIDS and Connexion by Boeing.

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

      As a result of our technological expertise, we have developed numerous communications products based on DAMA technology. DAMA technology enables efficient utilization of satellite resources by allowing users to share bandwidth based on their changing needs. DAMA network subscribers access a communications link only for the duration of the transmission. When the link is terminated satellite bandwidth is then made available for use by other subscribers in the DAMA network. In addition, DAMA technology allows the development of networks providing unrestricted direct connectivity among users.

      Mesh networks based on DAMA technology are particularly advantageous where both in-bound and out-bound, point-to-point transmission at high data rates are needed. The optimal application for DAMA mesh networks are networks comprised of a large number of users communicating intermittently at high data rates with other users, such as in corporate and government networks or Intranets.

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

      We have continued to make further development in our proprietary technologies. PCMA (Paired Carrier Multiple Access) and CRMA (Code Reuse Multiple Access) represent highly sophisticated bandwidth-saving techniques for two-way satellite communications. CRMA, a spread spectrum technology similar to CDMA coding in mobile phone systems, provides very efficient use of channel capacity, especially for completely random traffic patterns on return channels, such as Internet browsing, point of sale data, and remote monitoring. This translates to less bandwidth consumption for the entire network and faster response for remote terminals when they access the network.

      PCMA technology is a key example of our advanced signal processing and multiple access techniques. PCMA enables two satellite terminals to use the same bandwidth at the same time, allowing satellite networks to support up to twice as many users or double the traffic on a given satellite resource. For users of the same bandwidth, the satellite communications signal represents an aggregate of the signal sent to the other user and the signal received from the other user. PCMA technology permits each user receiving the combined signal to delete the signal that the user sent, leaving only the signal intended to be received. The separation and deletion of the unwanted portion of the signals takes place on the ground by the terminal and does not interfere with the satellite transmission. We have successfully implemented customer networks with products using PCMA technology.

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

      The break-up of the Soviet Union has caused the U.S. military to de-emphasize strategic missions and shift towards more localized tactical roles such as peacekeeping, counter-terrorism, counter-insurgency and drug enforcement, all of which was underscored in the events around the September 11, 2001 terrorist attacks. These missions create new demands for rapidly deployable, mobile connectivity. In addition, past reductions in the defense budget have led to a numerically smaller, more technologically advanced military force. As a result, defense networks are increasingly built around advanced technologies and products providing high-speed transmissions of digital tactical data.

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

      We believe that we are well positioned to take advantage of the trends in the defense industry. Our leadership in the UHF DAMA market and communications test equipment, the continued development of our information security products, and our selection as one of only two current U.S. government certified manufacturers of Link-16 MIDS terminals, provide an advantage for future United States and international procurements in these areas and a foundation from which to expand our sales opportunities. We intend to continue applying our commercial technology and commercial products and standards to government applications to expand our traditional opportunities by both increasing capabilities and functionality of our government products as well as increasing the cost competitiveness of these offerings.

Government Business

      We offer a broad range of products and services to the government communications market. We are a leading developer of UHF DAMA products and services for the U.S. military. In addition, we have recently developed highly sophisticated communications products for military applications such as the Link-16 MIDS terminal, information assurance, and our simulator and test products.

      Our government defense business units include:

•	Mobile Satellite Systems

•	Tactical Data Links

•	Simulation and Test, and

•	Tactical Networking and Information Assurance

      Mobile Satellite Systems. Our Mobile Satellite Systems product line primarily consists of stand-alone and embedded satellite modems, terminals, and test and training equipment operating over the military UHF satellite band. UHF is a globally available U.S. satellite radio frequency for military communications. UHF satellite terminals are generally required to support a complex set of interoperable networking standards known as MIL-STD 188-182 and MIL-STD 188-183, or also referred to collectively as UHF DAMA (Demand Assigned Multiple Access). Historically, we have had a strong position as a supplier of UHF DAMA terminals, modems, and network control systems for both U.S. and allied militaries and prime contractors. Our Mobile Satellite System products include:

           AN/PSC-5 Terminal (Spitfire). The Spitfire is a battery-operated UHF satellite radio that Raytheon Systems Company builds for the U.S. Army. Spitfires are used to send encrypted voice, electronic mail, fax or other data via satellite. Our DAMA modem, which is a central component of the Spitfire, allows the radio operator to automatically request a portion of a satellite channel for a selected destination at the time the operator needs to send a message or transmit data. The Spitfire radio, combined with a portable satellite antenna, can transmit secure voice or other data from almost anywhere in the world. We have provided over 12,000 DAMA modems to Raytheon for the Spitfire. A next-generation modem production is underway for application in Raytheon’s extended Skyfire and Shadowfire line of radios as well as other applications such as the Tomahawk missile program.

           MD-1324 Modem. This modem can be used with many types of UHF satellite radios. The MD-1324 enables a satellite radio connected to external equipment to connect to a DAMA-based network. We have provided over 1,000 of these modems to U.S. and international forces in airborne, shipboard, and ground based applications. We also developed an upgrade to our MD-1324 product which adds an improved digital signal processor to enable better performance within the same package.

           RT-18xx UHF DAMA Terminal. The RT-18xx is a programmable, modular radio system providing flexible configuration of UHF satellite communications terminals and test equipment. Various configurations of this system utilize the same core module hardware for ship, shore, mobile, and airborne applications. This product line is intended for near-term applications throughout the U.S. services and into international military markets as well. The RT-18xx is currently deployed in Italy and Australia and was recently chosen by the Defense Information Systems Agency (DISA) for its UHF DAMA teleport capability.

           QDC-100 Antenna Combiner. Without this product, an aircraft loses communications if its single fixed antenna is pointed away from the satellite by aircraft position changes. This product is used on U.S. Navy P-3 Orion reconnaissance aircraft. Additional potential uses for this product include international and naval shipboard applications. Projected upgrades to our QDC-100 product are expected to provide a stand-alone satellite communications and antenna-combining solution in one piece of equipment for applications to the United States and international aircraft and surface ships which have multiple antennas.

           DOCCT/S Trainer and Simulator. By simulating signals, this product enables users to integrate and test UHF DAMA systems as well as train UHF DAMA users without actually accessing the DAMA network through the satellite. Access to this tool simplifies the user’s activity by providing realistic communications experiences without the difficult and expensive process of obtaining satellite resources. An optional antenna system provides line of sight channel simulation for pre- and post-mission checkout of UHF DAMA terminals installed aboard a user’s platform.

      Tactical Data Links. Link-16 is a high performance broadband data link system selected by the U.S. government and international allied nations to support networked information transmission across a variety of air, sea and ground-based platforms. The Link-16 system is a wireless line-of-sight system used to communicate among ground and airborne military users. We were selected by the U.S. government as a new Link-16 terminal contractor, and only one of two current U.S. government qualified manufacturers of Link-16 MIDS terminals. The Link-16 market segment has significant technology and data certification barriers to entry, and the U.S. and international military portion of the Link-16 MIDS market is expected to total approximately 8,000 units and generate approximately $2 billion in revenues for Link-16 providers over the next five to ten years. In addition, this market may experience growth from non-military applications and the development of other related Link-16 products and test equipment. Our Tactical Data Link business products include Link-16 MIDS terminals, monitoring products and test products.

           MIDS Terminals. Multifunction Information Distribution System, or MIDS, terminals are designed to operate in a highly secure, high performance wireless networking system that allows military platforms, including fighter aircraft, ships, command and control aircraft, and ground-based units, to share critical real-time information. Platforms that employ MIDS/ Link-16 within a theater of operation use it to first collect tactical information from each user’s on-board sensors such as radars, early warning electronic warfare systems, and electronic identification systems and then disseminate a packaged set of information back to the other network users. By sharing this critical information, MIDS allows each user in a Link-16 network to maintain a real-time situational awareness picture of the entire battle space. Our MIDS terminals communicate in a Link-16 network using a complex, highly secure waveform. This waveform is designed to provide reliable communications to multiple users within a hostile electromagnetic environment. It employs many advanced techniques, such as direct sequence spread spectrum, frequency hopping, error detection and correction coding, and encryption, to ensure maximum robustness and jam resistance. The first U.S. platforms to receive MIDS will be the Navy F/A-18 fighter aircraft and the Air Force F-16 Fighting Falcon. Other platforms are expected to include U.S. ground-based Command and Control platforms, bomber aircraft, ships, submarines, the French Rafael fighter, the European EF-2000, Italy’s AMX/Tornado fighters, and Spain’s EF-18 fighters.

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

      Simulation and Test. The products offered by our Simulation and Test business are comprised of large systems designed to simulate realistic radio environments and are used to test how well surveillance or other radio systems work in the presence of various and changing communications signals. The simulation product generates a large number of very accurate radio frequency signals that can be radiated and received by the equipment under test or potentially directly inserted into multiple antenna ports. The U.S. military forces have found it critical to accurately and quickly transmit information during air combat situations, not only between various U.S. military component systems, but also among our allies. Historically, these systems needed to be tested while aircraft were in-flight for simulated combat. Our Communications Environment Simulator (CES) allows the U.S. military and its allies to integrate, test, and evaluate communications systems without incurring the expense or danger of in-flight simulated combat testing. The U.S. military and major aerospace firms have awarded us more than $60 million for the CES products and technology. For example, Lockheed Martin purchased this system to facilitate its internal system integration, testing, and weapon system support. In addition, GTE Inc. uses a product similar to CES for advanced weapon and sensor system testing and evaluation.

      Tactical Networking and Information Assurance. The Tactical Networking and Information Assurance business area includes our information security and ViaSat Data Controller (VDC) products. Our tactical network and information security (INFOSEC) products and systems are used globally with many U.S. Department of Defense services and military forces. U.S. Special Forces rely on our products to conduct their covert operations and to communicate internally with voice and data. These products extend reliable data transfer across voice radios creating full mesh tactical Internets. We are continually improving these products to allow our customers to operate effectively over very low data rate channels.

           ViaSat Internet Protocol Crypto. Our KIV-21 Crypto product encrypts classified information so that it can be transmitted over communications networks, ground-based or satellite. This product enables classified private networks to be set up and operated over unclassified networks such as the public Internet. KIV-21 Crypto was approved in 2000 by the National Security Agency for transmission of information classified up to Top Secret. Interesting applications that KIV-21 is especially suited for include coalition interoperability missions and industrial security. The industrial security application allows defense contractors to establish wide area secure networks between geographically separated development teams.

           INFOSEC. The release of the KIV-21 has opened the door for other opportunities to provide high grade secure communications technology to the marketplace. We have relationships with several customers to embed high-grade security into their products. We are developing a successor product to the KIV-21 called the KG-250 that will conform to the U.S. Department of Defense new High Assurance Internet Protocol Encryption (HAIPE) standard. We have also received contracts to develop a new stand-alone encryption device called the KG-136 that interfaces to gigabit Ethernet networks. The most significant aspect of this contract is the growing size of the market for these types of security products. Both the KG-250 and KG-136 are in the ALTASEC family of programmable high assurance cryptographic products. This is a rapidly growing business that typically involves custom designing a crypto module to satisfy requirements specific to each customer. We have created a flexible and modular security architecture that can be adapted and modified to diverse applications needed by customers. This allows us to provide custom, cost effective products that ordinarily would be very expensive.

           ViaSat Data Controllers. Our ViaSat Data Controllers (VDC) convert military tactical communications channels, typically very noisy and error prone, into an environment that supports familiar applications and devices. Using a ViaSat developed (now a military standard) error correction protocol, VDCs enable soldiers in the field to send and receive information via email, including attached maps and images. The smallest of these devices, the VDC-600, is approximately the size of a credit card. Accompanying software makes the VDCs compatible with hand-held computers (PDAs), aiding today’s more mobile soldier by reducing the size and weight of their communications gear.

Customers

      The primary customers for our government products and services are the U.S. Department of Defense, international allied nations and large defense contractors. While most of our commercial customers are based in the United States, many of our large defense contractor customers have recently been leveraging our network design experience and the advanced capabilities of our products to sell communications products to international military forces. Examples of large defense contractors with which we have worked in the past include Raytheon Systems Company, Lockheed Martin Corporation, The Boeing Company, Northrop-Grumman Corporation, ITT Industries, and Marconi Communications, Elmer S.p.A.

Sales and Marketing

      We use both direct and indirect sales channels to sell our government products. We have approximately ten sales and marketing personnel who offer our government products and services. All but one of these sales personnel are located in the United States. International government sales are conducted primarily through our U.S. sales personnel. Although many of our sales are generated from direct sales, we often sell our products to prime contractors responsible for developing the entire network system where our products are integrated and embedded into the system.

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

      Similar to our efforts on the commercial side, we continue to increase the awareness of the ViaSat brand through a mix of public relations, advertising, trade show selling and conference speaking engagements.

Competition

      The government communications industry is highly competitive and the level of competition is increasing. As a developer of communications products and services for the government markets in the United States and internationally, we compete with a variety of communications equipment providers. Many of these companies have significant competitive advantages, including long standing customer relationships, more experience with meeting government standards, and greater financial and management resources. To compete effectively, we emphasize our:

•	record of developing and producing products in relatively short periods of time,

•	products featuring advanced and flexible architectures,

•	proven network design solutions, and

•	competitive product and service prices.

      Our principal competitors in the supply of communications products and services to the U.S. government include The Titan Corporation, Rockwell Collins Corporation, Raytheon Systems Company, General Dynamics, L-3 Communications Holdings, Harris Corporation, and BAE Systems. With respect to Link-16 products, our principal competitor is Data Link Solutions (DLS), a partnership between BAE Systems and Rockwell Collins, which is also a U.S. government qualified Link-16 MIDS provider. EuroMIDS, a third provider of Link-16 MIDS products is a consortium among Thales (France), MID S.p.A. (Italy), INDRA (Spain), and European Aerospace and Defense (EADS). We compete with EuroMIDS in the international MIDS terminal market. We believe that we are competitively positioned among these companies because of our installed base of equipment, our existing contracts, our market lead time with respect to some product capabilities, our ability to apply relevant commercial technologies, and our participation in both the network control and subscriber terminal markets.

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

      The essential advantage of satellite communications is that it allows a network provider to rapidly deploy new communications services to large numbers of people anywhere in the footprint of the satellite. Consequently, satellites can be used to deploy communication services in developed and developing markets in a shorter period of time than building ground-based infrastructure. Moreover, in some areas satellite solutions are less expensive than terrestrial wired and wireless alternatives. As satellite communications equipment becomes less expensive and new capabilities emerge in satellite communications technology, we believe that the market for satellite communications offers growth opportunities.

      Although the market for commercial communications products and services experienced a slowdown during the last two years due to the global economic environment, we believe there are still noteworthy opportunities in the near future to provide satellite links. The commercial satellite communications industry is expected to be driven by the following major factors: (1) world-wide demand for communications services in general, and broadband data networks in particular, (2) the improving cost-effectiveness of satellite communications for many uses, (3) recent technological advancements which broaden applications for and increase the capacity and efficiency of satellite based networks, and (4) global deregulation and privatization of government-owned telecommunications carriers.

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

      Satellite networks are used as a substitute for, or supplement to, ground-based communications services such as frame relay, digital subscriber lines, fiber optic cables, and Integrated Services Digital Networks (ISDN). We believe satellite data network products and services will present us with growth opportunities as commercial data networks using satellites are applied in developed and developing markets throughout the world.

      Internet Applications. In recent years, there has been an increase in the use of satellites for Internet traffic. This growth has been centered on connecting consumers and businesses with the Internet. Satellite capacity is often used where fiber cable is prohibitively expensive or rare, such as rural areas or emerging countries.

      We expect satellite communications to offer a cost-effective augmentation capability for Internet Service Providers (ISPs), particularly in markets where ground-based networks are unlikely to be either cost-effective or abundant. Additionally, satellite broadcast architecture provides an alternative for ISPs, which are dealing with congestion associated with the distribution of increasing amounts of high-capacity multimedia content on the Internet.

Commercial Business

      Our commercial business units offer a broad range of satellite communications and other wireless communications products and services. Our commercial business units include:

•	VSAT Network Systems

•	Satellite Ground Systems

•	Broadband Systems

•	Comsat Laboratories, and

•	U.S. Monolithics

      VSAT Networks. VSAT Networks business is a global supplier of VSAT satellite networks, services and products. The VSAT Networks business is organized through the integration of our original VSAT product line, the VSAT products business purchased from SA, and the Comsat Labs products business acquired from LMGT. Products offered by the VSAT Networks Business primarily include LinkStar, LINKWAY, Skylinx, StarWire and ArcLight.

           LinkStar. LinkStar is a two-way, broadband VSAT system for service providers, ISPs, and corporate networking that offers more efficiency and higher data rates than generally offered by other TDMA systems. The LinkStar terminal forward channel provides a total capacity of approximately 60 Mbps, and return channels to the LinkStar hub can operate at speeds up to 1.15 Mbps. LinkStar combines broadband access and a high-speed return channel to satisfy bandwidth-intensive applications using IP data over existing C-band and Ku-band satellites. LinkStar uses dynamic bandwidth allocation combined with guaranteed Quality of Service (QoS) and transmission control protocol (TCP) acceleration features to make LinkStar more efficient and operate at higher transmission speeds than other TDMA systems. The combination automatically increases the speed of the satellite return channel to give LinkStar users the throughput needed for high-speed applications, such as transferring large data files or using multimedia applications.

           As a DVB-based platform, LinkStar enables service providers and satellite operators worldwide to build standards-based networks for IP data, Internet access, video streaming, telemedicine, voice over IP, or distance learning. Operating on a platform near the DVB-RCS standard plus turbo coding ensures a state-of-the-art standards based approach. The LinkStar product’s web-based network management connects from a standard browser to configure, control, and manage the entire LinkStar VSAT network. The Regional Network Control Center (RNCC) also can provide traffic statistics, call detail records, and SNMP interface. Operators can download software to remote terminals without site visits. The system can scale to 10,000 sites per RNCC and up to 100,000 network nodes using multiple hubs.

           LINKWAY. Our LINKWAY product is a broadband, multi-protocol networking, hubless VSAT system that enables users to cost effectively integrate a variety of applications into one network — in mesh, star, or multi-star hybrid topologies. LINKWAY provides broadband connections efficiently and cost-effectively by reducing satellite airtime costs. The LINKWAY VSAT product connects to users’ networking applications using IP, ATM, Frame Relay, and ISDN protocols. The LINKWAY product family consists of two terminals: LINKWAY 2100 and linkway.IP. Both terminals are interoperable over C-band or Ku-band fixed satellite services (FSS) satellites with fixed-beam, split-beam or cross-strapped configurations. A quick-commissioning feature makes LINKWAY VSATs easy to install and operate.

           Skylinx. Our Skylinx VSAT product is a competitively priced VSAT terminal based on DAMA technology. This product provides inexpensive, toll quality telephone service for voice and fax communication for small businesses and cities in areas lacking adequate telephone infrastructure. An important feature of the Skylinx terminal is the large number of telephone interfaces that it supports. The ability to interface with many different telephone protocols gives the Skylinx terminal a much larger addressable market as compared to other VSAT systems which normally only support one or two voice interfaces. These voice protocols include 2-wire E&M, 4-wire E&M, MF, DTMF, R2, China #1, SS#5, and SS#7. The Skylinx VSAT terminal’s flexibility, in conjunction with the Skylinx network control system, allows common or custom numbering plans, downloadable channel unit circuit types, interfaces and signaling systems. This enables a network to accommodate specific customer requirements for private business telephony, public rural telephony and disaster recovery. In addition, a single Skylinx network control system can support up to 62,000 subscribers in the network.

           StarWire. Our StarWire VSAT products employing DAMA technology provide mesh broadband data, video and voice services via satellite to remote locations and areas that lack adequate ground-based communications infrastructure. StarWire provides high levels of DAMA operating efficiency. In addition, all of our StarWire products are embedded with Internet Protocol routing and are compatible with Internet and Intranet applications. Our StarWire line currently consists of two terminal products operating at rates up to 2 Mbps and a network control system. StarWire also features the first integration of PCMA bandwidth saving technology.

           ArcLight. Our ArcLight VSAT technology employs our proprietary technology to offer increased bandwidth efficiency and lower operating costs. ArcLight incorporates two ViaSat proprietary technologies: CDMA return channel technology, called Code Reuse Multiple Access (CRMA), and Asymmetric Paired Carrier Multiple Access (A-PCMA). PCMA enables data transmissions coming back to the hub from remote sites to be combined within the same bandwidth as the outbound channel. Rather than requiring additional return bandwidth, ArcLight needs only the space segment required by the outbound channel to support two-way satellite services.

           Network Services. Our VSAT Networks business also includes our network services business, sold in part under the Immeon brand name. Satellite network services are a natural extension of our VSAT products business. Many of our customers want to use satellite communications networks without purchasing network control systems, directly purchasing bandwidth from satellite providers, or hiring and training specialized personnel. Our turnkey network services include the provision of bandwidth to our customers by procuring satellite transponder capacity, which we obtain from third parties on an as-needed basis. We provide on-site installation of our equipment sold to customers, systems integration, training of customer on-site personnel and ongoing technical support. We also provide our customers with access to our network operations center (NOC), located in Carlsbad, California, and to our network control systems for users of our VSAT terminal products.

      Satellite Ground Systems. Our Satellite Ground Systems business unit is a global provider of: (1) gateway infrastructure, (2) remote sensing ground stations, (3) antenna systems and (4) tracking, telemetry and command ground stations. Satellite Ground Systems business products consist of essentially the same three components: a large satellite antenna dish, a high-powered radio transmitter and receiver, and an ultra high-speed satellite modem. The modems integrated into these systems can process data at rates of up to 150 Mbps per second, depending on the application of the satellite system. These systems support functions in the L, S, X, Ku, and Ka-band frequency spectrums.

           Gateways. Our gateway products represent a key component of our ability to offer complete network development and integration services. The gateway products connect satellites to the communications infrastructure on the ground, such as public switched telephone networks. We offer a number of different gateway products depending on the type, speed and size of the network. The gateways consist of our internally developed antenna and signal processing hardware and software as well as third party hardware. Although each of these components employs advanced technologies, the most complex component of a gateway is the overall system design and the software used to integrate each of the hardware components and operate the system. Gateways represent a key-operating component of any satellite network since gateways are required to interface the satellite portion of the network to the terrestrial communications network.

           We believe that we will continue to derive benefits and efficiencies from our gateway building capabilities. Since the gateway is a complex and central component of any network, the optimization of the gateway for the specific network use is critical to optimizing the performance of the entire network. The ability to provide gateways and integrate those gateways into our innovative network solutions should provide us with an advantage over other network manufacturers and integrators, most of which purchase gateways from third parties. Our Satellite Ground Systems business has extensive experience in developing gateways for systems using Ka-band technologies. We believe these new technologies are a cornerstone of emerging satellite services like broadband on demand.

           Remote Sensing Ground Stations. Our Satellite Ground Systems business has been a leader in the satellite imaging and remote sensing ground station market for over 20 years. Remote sensing ground stations receive images of the earth transmitted from low earth orbit satellites. These images are often collected for both civilian and military purposes. Our remote sensing ground station products typically include a personal computer with software to provide satellite pre-mission planning, automated pre-pass set-up, system performance integrity analysis, signal routing assignments, and maintenance actions.

           Antenna Systems. Our antenna products provide standard off the shelf antennas for typical geosynchronous satellite applications. Although our antenna systems are often sold and integrated with our other satellite communication products, we also offer a wide range of antenna systems as separate units. Our antennas range from 3.6 meters to 18 meters in diameter depending on the power of the transmissions from the satellite. Customers of our antenna systems include cable TV uplink stations and cable system providers that operate head-end receive stations, VSAT service providers, and various satellite communication system integrators that require traditional satellite communication capability.

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

      Broadband Systems. Broadband Systems business is a leader in designing and developing large-scale, broadband satellite network projects. Our Broadband Systems business pursues opportunities to provide large infrastructure projects consisting of customer terminals and gateways to large service providers offering regional or global broadband services by satellite. These projects are focused on delivering high-speed communications products with capabilities beyond that of conventional VSAT networks.

      Currently, Broadband Systems is developing subscriber terminals and ground infrastructure in three major groups: mobile, consumer and enterprise. The Broadband Systems business has active customers in both the mobile and consumer broadband markets.

           Mobile. Broadband Systems is a major equipment supplier for the Connexion by Boeing project. Currently, Broadband Systems is developing, testing, manufacturing and providing support for the airborne and ground terminals for the Connexion by Boeing service. Connexion provides in-flight broadband connectivity to commercial airlines and government customers. During fiscal year 2003, we completed testing, Federal Aviation Administration (FAA) certification, initial flight installations, and a pilot production run for Connexion terminals.

           Broadband Systems business is also providing airborne and ground communications systems for ARINC’s SKYLink airborne broadband service for use on business jets. We are developing, testing and manufacturing initial SKYLink systems for installation and use on Gulfstream business jets. The SKYLink system leverages our ArcLight CDMA for satellite technology. ArcLight technology uses a ViaSat developed spread spectrum technique called Code Re-use Multiple Access (CRMA) to increase responsiveness in the network and efficiency in bandwidth use.

           Consumer. The Broadband Systems business is focused on developing, producing and installing Ku-band and Ka-Band DOCSIS based satellite consumer terminals and system gateways. The Broadband Systems’ products leverage the cable modem networking standard called DOCSIS (Data Over Cable Service Interface Specification). Coupled with our advanced satellite waveform technology, our DOCSIS based products are expected to lower the cost of consumer terminals, reduce satellite bandwidth requirements, enable easy self-provision for customers and provide mature customer service, billing and network control software to network providers.

           Enterprise. The Broadband Systems business is also focused on capturing large-scale enterprise satellite systems. Astrolink International, LLC, a broadband satellite service aimed at the enterprise market, was a customer of ViaSat, but is currently undergoing a restructuring. The Broadband Systems business is seeking additional opportunities to develop high-speed satellite communications systems for enterprise markets.

      Comsat Laboratories. Comsat Laboratories is our systems and technology business, supporting engineering developments for both defense and commercial projects. Comsat Laboratories was established as a separate research and development think-tank for COMSAT, the world’s first commercial satellite operator. Comsat Laboratories has been known as a center for innovation and advancement for the satellite communications industry since 1967. We acquired Comsat Laboratories as part of our purchase of the LMGT product group. We plan to grow the Comsat Laboratories business to recapture its position as the leader in satellite communications innovation.

      Comsat Laboratories is focused on ViaSat-internal projects, as well as seeking customers with a need for systems design and engineering services. We believe system design and engineering services are a primary competitive advantage we maintain in the commercial satellite communications industry. Most of the manufacturers in this industry do not perform complex and customized network design. Instead, most manufacturers only sell hardware and software communications products. Although some companies build large, standardized networks limited to the applications offered by the hardware and software used in the network, we are one of the few companies that has the ability design complex, fully-operational networks integrating thousands of advanced hardware and software communications products. With expertise in satellite network engineering, gateway construction, and remote terminal manufacturing for all types of interactive communications services, we have the unique ability to take end-to-end responsibility for designing, building, initially operating, and then handing over a fully operational, customized satellite network.

      U.S. Monolithics. U.S. Monolithics, a wholly owned subsidiary of ViaSat, specializes in monolithic microwave integrated circuits (MMICs), packaged components and modules. USM engineers have extensive commercial, military and space design experience, including Iridium, Milstar, the Space Station S-band communication system and other spacecraft, missile and aircraft systems design. Areas of expertise include high frequency communication technology, MMIC semiconductor design, high-power transceiver design, high levels of functional integration, high-frequency packaging and design for low-cost manufacturing.

      USM is independently operated from ViaSat so that it can capture both ViaSat internal projects as well as external customers. Current programs include next generation Ka-band transceivers for the Eutelsat SKYPLEX system, developing RF transceiver chips for both ViaSat and a third party reseller and designing UHF power amplifiers for our Mobile Satellite Systems business and phased array antenna multi-chip modules under subcontract from a large government contractor.

Strategic Ventures

      Immeon. In January 2001 we entered into a joint venture with Loral Skynet, a division of Loral Space & Communications Ltd., to offer metered satellite bandwidth on demand. Immeon is a wireless, satellite-based bandwidth-on-demand network, that provides wideband IP services to its customers using VSAT terminals located anywhere in the United States. All Immeon resources within the network are controlled and monitored by our network operations center (NOC) operated by ViaSat personnel. Immeon network access terminals are located at customers’ facilities and provide the network interface between the satellite network and the enterprise LAN/ WAN using industry standard IP protocol and Ethernet interfaces. Loral has indicated it plans to withdraw from the Immeon venture, subject to its continuing obligations to provide customer bandwidth.

      TrellisWare Technologies. In August 2000, we established TrellisWare Technologies Inc., a majority-owned spin-off of ViaSat. TrellisWare was formed to focus on developing products based on maximum likelihood processing technology, a signal processing technology that is expected to greatly improve the performance of broadband communications in challenging environments (multipath, interference and high channel dynamics).

      Teaming Arrangements. We regularly enter into teaming arrangements with other government contractors to more effectively capture complex government programs. In these teaming arrangements we may act as either the prime contractor or subcontractor bidder. Once awarded a contract, generally the prime contractor is obligated, with some exceptions, to award a contract to the relevant subcontractors on the team.

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

      Significant customers of commercial business in the last fiscal year included Eutelsat, Boeing, Telespazio, Gedas, Inc., ARINC, Shoppers Drug Mart, INTERDirec, Shanghai Stock Exchange, Beijing Application Institute of Information Technology (BAIIT), Halliburton and Tatanet India. Eutelsat and Telespazio installed multiple hubs and are deploying user terminals for our LinkStar VSAT product. We also installed

LinkStar networks for Shoppers Drug Mart and INTERDirec. We have completed the development and are currently producing receiver/transmitter subsystems for Connexion by Boeing to provide broadband service for air travelers. We began development of the SKYLink airborne broadband system for ARINC.

Sales and Marketing

      We primarily use direct sales channels to market and sell our products and services. Our marketing and sales activities are organized geographically in domestic and global markets. In addition, our VSAT Network Systems business provides us with an additional international sales presence in global and regional markets. Our sales and marketing group includes approximately 28 persons, with six located outside the United States.

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

      We also obtain sales to new customers through referrals from existing customers, industry suppliers, and other sources such as participation in trade shows and advertising. We actively work at increasing awareness for the ViaSat brand through a mix of public relations, advertising, trade show selling and conference speaking engagements.

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

Competition

      The commercial communications industry is highly competitive. As a provider of commercial network products and designer of commercial network solutions in the United States and internationally, we compete with a number of wireless and ground-based communications service providers. Many of these competitors have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources, and control over central communications networks. To compete with these providers, we emphasize:

•	the overall cost of our satellite networks, which includes both equipment and bandwidth costs, as compared to products offered by ground-based and other satellite service providers,

•	the distinct advantages of satellite data networks,

•	our end-to-end network implementation services, and

•	our network management services.

      Our principal competitors in the supply of commercial satellite data networks are Hughes Network Systems, Gilat Satellite Networks Ltd., EMS Technologies, Inc., Nera ASA, ND Satcom and iDirect Technologies, each of which offers a broad range of satellite communications products and services. Our principal competitors in the supply of antenna and gateway systems are Andrew Corporation, RFS and Tripoint Global. In competing with these companies, we emphasize:

•	the innovative and flexible features integrated into our products,

•	our proven designs and network integration services for complex, customized network needs, and

•	the increased bandwidth efficiency offered by our networks and products.

Research and Development

      We believe that future success depends on the ability to adapt to the rapidly changing satellite communications and related signal processing and networking software environment. Therefore, the continued timely development and introduction of new products is essential in maintaining our competitive position. We develop most of our products in-house and have a research and development and engineering staff that includes over 400 engineers. A significant portion of our research and development efforts in the defense industry has generally been conducted in direct response to the specific requirements of a customer’s order and, accordingly, these amounts are included in the cost of sales when incurred and the related funding is included in revenues at that time. In contrast, a substantial portion of the research and development efforts of our VSAT Networks business and USM have been focused on the development of commercial products and services.

      Our revenues for research and development funded by government and commercial customers during fiscal year 2001 were approximately $79.0 million, during fiscal year 2002 were approximately $75.2 million, and during fiscal year 2003 were approximately $74.1 million. In addition, we invested $6.2 million in fiscal year 2001, $9.4 million in fiscal years 2002, and $16.0 million in fiscal year 2003, on independent research and development, which is not directly funded by a third party. Funded research and development contains a profit component and is therefore not directly comparable to independent research and development. As a government contractor, we also are able to recover a portion of our independent research and development expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs.

Manufacturing

      Our manufacturing objective is to produce high-quality products that conform to specifications at the lowest possible manufacturing cost. We primarily utilize a range of contract manufacturers, based on the volume of the production, to reduce the costs of products and to support rapid increases in delivery rates when needed. As part of our manufacturing process, we conduct extensive testing and quality control procedures for all products before they are delivered to customers.

      Contract manufacturers produce products for many different customers and are able to pass on the benefits of large scale manufacturing to their customers. These manufacturers are able to achieve high quality products with lower levels of costs by (1) exercising their high-volume purchasing power, (2) employing advanced and efficient production equipment and systems on a full-time basis, and (3) using a highly skilled workforce. Our primary contract manufacturers include Flextronics, Inc., SMS Technologies Inc., Electro Surface Technologies (EST) and Spectral Response, Inc.

      Our experienced management team facilitates the efficient contract manufacturing process through the development of strong relationships with a number of different contract manufacturers. By negotiating beneficial contract provisions and purchasing some of the equipment needed to manufacture our products, we retain the ability to move the production of our products from one contract manufacturing source to another if required. Our operations management has experience in the successful transition from in-house production to contract manufacturing. The degree to which we employ contract manufacturing depends on the maturity of the product. We intend to limit our internal manufacturing capacity to new product development support and customized products that need to be manufactured in strict accordance with a customer’s specifications and delivery schedule.

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

Backlog

      As of March 31, 2003, we had firm backlog of $213.6 million, of which $179.6 million was funded. This compares to firm backlog of $139.4 million at March 31, 2002, of which $124.2 million was funded, not including options of $48.8 million. Of the $213.6 million in firm backlog at March 31, 2003, approximately $128.4 million is expected to be delivered in fiscal year 2004 and the balance is expected to be delivered in fiscal year 2005 and thereafter. Total new awards for both commercial and defense products were $259.2 million for fiscal year 2003 compared to $191.9 million for fiscal year 2002. We include in our backlog only those orders for which we have accepted purchase orders or signed contracts. Our firm backlog does not include contract options of $44.9 million. These options include $37.2 million of Indefinite Delivery/ Indefinite Quantity (IDIQ) contracts for our UHF DAMA satellite communications products and $7.7 million of IDIQ contracts for our other products.

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

Government Contracts

      Substantial portions of our revenues are generated from contracts and subcontracts with the U.S. Department of Defense and other federal government agencies. Many of our contracts are competitively bid and awarded on the basis of technical merit, personnel qualifications, experience and price. We also receive some contract awards involving special technical capabilities on a negotiated, noncompetitive basis due to our unique technical capabilities in special areas. The Federal Acquisition Streamlining Act of 1994 has encouraged the use of commercial type pricing on dual use products. Our future revenues and income could be materially affected by changes in procurement policies, a reduction in expenditures for the products and services provided by us, and other risks generally associated with federal government contracts.

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

      Our federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs and for payment of a fee. The fee may be either fixed by the contract or variable, based upon cost control, quality, delivery and the customer’s subjective evaluation of the work. Under time-and-materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed for the cost of materials purchased to perform the contract. Under a fixed-price contract, we agree to perform specific work for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. Revenues generated from contracts with the federal government or our prime contractors for fiscal year 2003 were approximately 10% from cost-reimbursement contracts, approximately 1% from time-and-materials contracts and approximately 89% from fixed-price contracts of total revenues.

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

      In addition to the local, state and federal government regulations, we must comply with applicable laws and obtain the approval of the regulatory authorities of each foreign country in which we operate. The laws and regulatory requirements relating to satellite communications and other wireless communications systems vary from country to country. Some countries have substantially deregulated satellite communications and other wireless communications, while other countries maintain strict and often burdensome regulations. The procedure to obtain these regulatory approvals can be time-consuming and costly, and the terms of the approvals vary for different countries. In addition, in some countries there may be restrictions on the ability to interconnect satellite communications with ground-based communications systems.

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

Employees

      As of March 31, 2003, we had 840 employees (of which 44 were temporary employees), including over 419 in engineering and research and development, 38 in sales and marketing, 181 in production, and 202 in corporate, administration and production coordination. None of our employees are covered by a collective bargaining agreement and we have never experienced any strike or work stoppage. We believe that our relations with our employees are good.

      The following marks are trademarks of ViaSat, Inc.: AltaSec, LinkStar, LINKWAY, Skylinx, StarWire and ArcLight. COMSAT Laboratories is a trade name of ViaSat, Inc. Neither COMSAT Labs nor COMSAT Laboratories is affiliated with COMSAT Corporation.

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

Our Reliance on U.S. Government Contracts Exposes Us To Significant Risks

      Approximately 38% of our revenues in fiscal year 2001, 32% of our revenues in fiscal year 2002 and 45% of our revenues in fiscal year 2003 were derived from U.S. government applications. Although our commercial business has substantially reduced our dependence on U.S. government business, this business will continue to represent a significant portion of our revenues for the foreseeable future. U.S. government business exposes us to various risks, including:

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

We Face Risks from the Domestic and Global Slowdown

      The global economy is in the midst of a slowdown that has had significant effects on markets that we serve, particularly satellite communications equipment manufacturers and network operators. This downturn has had a negative effect on our revenues. We cannot predict the depth or duration of this downturn, and if it grows more severe or continues for a long period of time, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make investments in research and development during this downturn, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.

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

A Significant Portion of Our Revenues is Derived from a Few of Our Contracts

      A small number of our contracts account for a significant percentage of our revenues. Historically, our largest revenue producing contracts have been U.S. government contracts related to our UHF DAMA technology, which generated approximately 9% of our revenues in fiscal year 2001, 10% of our revenues in fiscal year 2002 and 15% of our revenues in fiscal year 2003. Our five largest contracts generated approximately 36% of our revenues in fiscal year 2001, 33% of our revenues in fiscal year 2002 and 29% of our revenues in fiscal year 2003. The failure of these customers to place additional orders or to maintain these contracts with us for any reason, including any downturn in their business or financial condition, or our inability to renew or replace our contracts with these customers when they expire could materially harm our business and impair the value of our common stock.

We Depend Heavily on the VSAT Market

      We derived approximately 29% of our revenues in fiscal year 2001, 31% of our revenues in fiscal year 2002 and 34% of our revenues in fiscal year 2003 from sales of VSAT communications networks. A significant decline in this market or the replacement of VSAT technology by an alternative technology could materially harm our business and impair the value of our common stock.

Our Credit Facility Contains Restrictions that Could Limit Our Ability to Implement Our Business Plan

      The restrictions contained in our line of credit may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. In addition, if we fail to meet the covenants contained in our line of credit, repayment of our outstanding indebtedness may be accelerated. This indebtedness, among other things, restricts our ability to do the following:

•	incur additional indebtedness,

•	create liens on our assets,

•	make certain payments, including payments of dividends in respect of capital stock,

•	consolidate, merge and sell assets,

•	engage in certain transactions with affiliates, and

•	make acquisitions.

      In addition, such indebtedness requires us to maintain certain ratios, including:

•	debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and

•	quick ratio (sum of cash, accounts receivable and marketable securities to current liabilities),

and to satisfy certain tests, including tests relating to:

•	limits on capital expenditures,

•	minimum quarterly EBITDA, and

•	minimum tangible net worth.

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

      We cannot assure you that our product development efforts for communications products will be successful or that any new products that we develop, including ArcLight, Surfbeam and LinkStar, will achieve sufficient market acceptance. We may experience difficulties that could delay or prevent us from successfully selecting, developing, manufacturing or marketing new products or enhancements. In addition, defects may be found in our products after we begin deliveries, which could result in the delay or loss of market acceptance. If we are unable to design, manufacture, integrate and market profitable new products for existing or emerging communications markets, it could materially harm our business and impair the value of our common stock.

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

Our Development Contracts May Be Difficult for Us to Comply With and May Expose Us to Third-Party Claims for Damages

      We are often party to government and commercial contracts that involve the development of new products. We derived approximately 48% of our revenues in fiscal year 2001, 38% of our revenues in fiscal year 2002 and 40% of our revenues in fiscal year 2003 from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you that we will comply with these performance obligations or meet these project milestones. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones. In the past, when we have not complied with the performance obligations or project milestones in a contract, generally, the other party has not elected to terminate the contract or seek damages from us. However, we cannot assure you that in the future other parties will not terminate their contracts or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

We May Experience Losses from Our Fixed-Price Contracts

      Approximately 94% of our revenues in fiscal year 2001, 97% of our revenues in fiscal year 2002 and 95% of our revenues in fiscal year 2003 were derived from contracts with fixed prices. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. We believe that a high percentage of our contracts will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you that our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

We Expect to Increase Our Research and Development Costs, Which Could Significantly Reduce Our Profitability

      Our future growth depends on penetrating new markets, adapting existing satellite communications products to new applications, and introducing new communications products that achieve market acceptance. Accordingly, we are actively applying our communications expertise to design and develop new hardware and software products and enhance existing products. We expended $6.2 million in fiscal year 2001, $9.4 million in fiscal year 2002 and $16.0 million in fiscal year 2003 in research and development activities. We expect to continue to spend discretionary funds on research and development in the near future. The amount of funds spent on research and development projects is dependent on the amount and mix of customer funded development, the types of technology being developed and the affordability of the technology being developed. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the near future. Our research and development program may not produce successful results, which could materially harm our business and impair the value of our common stock.

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

Any Failure to Successfully Integrate Strategic Acquisitions Could Adversely Affect Our Business

      In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include:

•	the difficulty in integrating newly-acquired businesses and operations in an efficient and effective manner,

•	the challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions,

•	the risk our markets do not evolve as anticipated and the technologies acquired do not prove to be those needed to be successful in those markets,

•	the potential loss of key employees of the acquired businesses,

•	the risk of diverting the attention of senior management from the operations of our business,

•	the risks of entering markets in which we have less experience, and

•	the risks of potential disputes concerning indemnities and other obligations that could result in substantial costs and further divert management’s attention and resources.

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

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions and Currency Fluctuations

      Approximately 22% of our revenues in fiscal year 2001, 28% of our revenues in fiscal year 2002 and 27% of our revenues in fiscal year 2003 were derived from international sales. We anticipate international sales will account for an increasing percentage of our revenues over the next several years. Many of these international sales may be denominated in foreign currencies. Because we do not currently engage in nor do we anticipate engaging in material foreign currency hedging transactions, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.

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

•	a complex and lengthy procurement process for most of our customers or potential customers,

•	changes in the levels of research and development spending, including the effects of associated tax credits,

•	the difficulty in estimating costs over the life of a contract, which may require adjustment in future periods,

•	the timing, quantity and mix of products and services sold,

•	price discounts given to some customers,

•	market acceptance and the timing of availability of our new products,

•	the timing of customer payments for significant contracts,

•	one time charges to operating income arising from items such as acquisition expenses and write-offs of assets related to customer non-payments or obsolescence,

•	the failure to receive an expected order or a deferral of an order to a later period, and

•	general economic and political conditions.

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

Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence Over Matters Requiring Stockholder Approval

      As of June 23, 2003, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 21% of our common stock. Accordingly, these stockholders may be able to significantly influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. These stockholders may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. This ownership interest could also have the effect of delaying or preventing a change in control.

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

Our Forward-looking Statements are Speculative and May Prove to be Wrong

      Some of the information under “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this annual report are forward-looking statements. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this annual report that are not historical facts. When used in this annual report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “should,” “may,” “will” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed in this “Factors that May Affect Future Performance” section of the annual report, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements.

Item 2.	Facilities

      We are headquartered in facilities consisting of approximately 180,000 square feet in Carlsbad, California, under a lease expiring in 2009; facilities consisting of an aggregate of approximately 197,000 square feet located in Norcross, Georgia subject to leases expiring in 2005; facilities consisting of approximately 40,000 square feet in Clarksburg, Maryland under a lease expiring in 2003, with options to extend the terms through 2007; and facilities consisting of approximately 14,000 square feet in Chandler, Arizona under a lease expiring in 2004. Additionally, we maintain offices or a sales presence in Linthicum Heights (MD), Auburn Hills (MI), Boston (MA), Australia, China, Canada, India and Italy. We anticipate operating additional regional sales offices in fiscal year 2004 and beyond.

Item 3.	Legal Proceedings

      On October 23, 2002, ViaSat sent Scientific-Atlanta, Inc. a claim for indemnification under the terms of the asset purchase agreement related to the acquisition of Scientific-Atlanta’s satellite networks business in April 2000. On November 14, 2002, Scientific-Atlanta filed a complaint (United States District Court, Northern District of Georgia, Atlanta Division) for declaratory judgment seeking to resolve ViaSat’s claim for indemnification through litigation. In response to Scientific-Atlanta’s complaint, on January 15, 2003, ViaSat filed a formal claim against Scientific-Atlanta for, among other things, fraud, breach of warranty, contractual and equitable indemnification, and breach of the duty of good faith and fair dealing. The parties are currently engaged in discovery. ViaSat intends to vigorously prosecute its claims.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended March 31, 2003.

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

	High	Low

Fiscal 2002
First Quarter	$23.88	$9.81
Second Quarter	23.55	14.00
Third Quarter	20.50	12.10
Fourth Quarter	17.15	10.80
Fiscal 2003
First Quarter	$14.20	$7.40
Second Quarter	8.49	3.91
Third Quarter	12.50	6.09
Fourth Quarter	13.48	9.50

      To date, we have neither declared nor paid any dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operation and development of our business and, therefore, do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. In addition, our credit facility restricts our ability to pay dividends. As of June 23, 2003 there were 543 holders of record of our common stock. On June 23, 2003, the last sale price reported on the Nasdaq National Market for our Common Stock was $13.24 per share.

      Disclosure on securities authorized for issuance under equity compensation plans is set forth in Item 12 of this annual report.

Item 6.	Selected Financial Data

      The following table provides selected financial information for us for each of the fiscal years in the five-year period ended March 31, 2003. The data as of and for each of the fiscal years in the five-year period ended March 31, 2003 has derived from our audited financial statements and include, in the opinion of our management, all adjustments necessary to present fairly the data for those periods. You should consider the financial statement data provided below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes which are included elsewhere in this annual report. All amounts shown are in thousands, except per share data.

	Years Ended March 31,

	1999	2000	2001	2002	2003

Statement of Income Data:
Revenues	$71,509	$75,880	$164,352	$195,628	$185,022
Cost of revenues	44,182	45,557	112,900	136,567	141,208

Gross profit	27,327	30,323	51,452	59,061	43,814
Operating expenses:
Selling, general and administrative	10,093	11,269	26,482	38,153	37,858
Independent research and development	7,639	7,590	6,173	9,415	16,048
Acquired in-process research and development	—	—	2,334	2,550	—
Amortization of intangible assets	—	—	3,789	6,959	8,448

Income (loss) from operations	9,595	11,464	12,674	1,984	(18,540)
Interest income (expense)	584	913	1,647	188	(740)
Other	—	—	(634)	(2,974)	(1,785)

Income (loss) before income taxes	10,179	12,377	13,687	(802)	(21,065)
Provision (benefit) for income taxes	3,883	4,471	3,422	(2,959)	(11,433)

Net income (loss)	$6,296	$7,906	$10,265	$2,157	$(9,632)

Basic net income (loss) per share	$0.39	$0.49	$0.48	$0.09	$(0.37)

Diluted net income (loss) per share	$0.39	$0.45	$0.46	$0.09	$(0.37)

Shares used in computing basic net income (loss) per share	15,954	16,193	21,379	23,072	26,016

Shares used in computing diluted net income (loss) per share	16,345	17,422	22,537	23,954	26,016

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$20,793	$19,641	$17,721	$6,620	$4,269
Working capital	31,298	38,169	84,334	83,458	74,276
Total assets	50,016	61,930	169,378	238,667	237,155
Notes payable, less current portion	1,243	336	—	—	—
Capital lease obligation, less current portion	—	—	—	174	141
Total stockholders’ equity	36,847	45,997	132,807	191,939	183,887

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

      Our internal growth to date has historically been driven largely by our success in meeting the need for advanced communications products for the U.S. military. By developing cost-effective communications products incorporating our advanced technologies we have continued to grow the markets for our defense products and services. Our current defense products include:

•	Tactical data links, including the advanced multifunction information distribution system, or MIDS,

•	Simulation and test equipment, which allows the testing of sophisticated airborne radio equipment without expensive flight exercises,

•	Information security and assurance products and services, which enable military and government users to communicate secure information over secure and non-secure networks,

•	UHF DAMA satellite communications products consisting of modems, terminals and network control systems, and

•	Government broadband products and services, which provide innovative solutions to government customers to increase available bandwidth using existing satellite capacity.

The defense market continues to be a critical and core element of our overall business strategy.

      We have been increasing our focus in recent years on offering satellite based communications products to address commercial market needs. In pursuing this strategy, we have acquired three strategic satellite communication equipment providers: (1) the Satellite Networks Business of Scientific-Atlanta in fiscal year 2001; (2) Comsat Laboratories products’ business from Lockheed Martin in fiscal year 2002; and (3) U.S. Monolithics, LLC in fiscal year 2002. Our commercial business accounts for approximately 68% of our revenues in fiscal year 2002 and 56% of our revenues in fiscal year 2003. To date, our principal commercial offerings include Very Small Aperture Terminals (VSATs), broadband internet equipment over satellite, network control systems, network integration services, network operation services, gateway infrastructure, antenna systems and other satellite ground stations. In addition, based on our advanced satellite technology and systems integration experience, we won several important projects in the three key broadband markets: enterprise, consumer and in-flight mobile applications. The overall economic environment has slowed the roll-out of new telecommunication services affecting the satellite portion of this market. However, the development we have accomplished in this area has positioned us well as existing and new service providers aim to meet the growing demand for broadband communication.

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

      Our products and services are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Historically, approximately 94% for fiscal year 2001, 97% for fiscal year 2002, and 95% for fiscal year 2003, of our revenues were derived from fixed-price contracts which require us to provide products and services under a contract at a stipulated price. The remainder of our annual revenue was derived from cost-reimbursement contracts, under which we are reimbursed for all actual costs incurred in performing the contract to the extent that such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit, and from time-and-materials contracts which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services.

      Historically, a significant portion of our revenues has been generated from funded research and development contracts. The research and development efforts are conducted in direct response to the specific requirements of a customer’s order and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development were approximately $79.0 million or 48.1% of our total revenues during fiscal year 2001, $75.2 million or 38.4% of our total revenues during fiscal year 2002 and $74.1 million or 40.0% of our total revenues during fiscal year 2003.

      We also invest in independent research and development, which is not directly funded by a third party. We expense independent research and development costs as they are incurred. Independent research and development expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development programs. Independent research and development expenses were approximately 3.8% of revenues during fiscal year 2001, 4.8% of revenues during fiscal year 2002, and 8.7% of revenues during fiscal year 2003. As a government contractor, we are able to recover a portion of our independent research and development expenses pursuant to our government contracts.

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

Capitalized software development costs

      Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product not to exceed five years. The determination of net realizable value involves judgment and estimates of future revenues to be derived from a product, as well as estimates of estimated future costs of manufacturing that product. We use our experience in the marketplace in making judgments in estimating net realizable value, but our estimates may differ from the actual outcome. We periodically assess the assumptions underlying our estimates and, if necessary, we would adjust the carrying amount of capitalized software development costs downward to our new estimate of net realizable value.

      We capitalized costs related to software developed for resale of $5.3 million for the fiscal year ended March 31, 2003, $9.2 million for the fiscal year ended March 31, 2002 and $3.4 million for the fiscal year ended March 31, 2001. Amortization expense of software development costs was $1.1 million for 2003, $320,000 for 2002 and $0 for 2001. These software development costs are part of other assets on the balance sheet and the related amortization expense is recorded as a charge to cost of revenues on the statement of operations.

Allowance for doubtful accounts

      We make estimates of the collectibility of our accounts receivable based on historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a significant portion of our sales have been to the U.S. Government. More recently, commercial customers are making up a larger part of our revenues. Except for ORBCOMM Global, L.P., we have experienced a good collection record from our commercial customers. See the Liquidity and Capital Resources section of this MD&A for more information on ORBCOMM. Our accounts receivable balance was $81.0 million, net of allowance for doubtful accounts of $673,000 as of March 31, 2003 and our accounts receivable balance was $80.2 million, net of allowance for doubtful accounts of $487,000 as of March 31, 2002.

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

Impairment of goodwill

      We account for our goodwill under Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets. The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the value below carrying value represents the amount of goodwill impairment. SFAS No. 142 requires goodwill to be tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

      We estimate the fair values of the related operations using discounted cash flows and other indicators of fair value. The forecast of future cash flows are based on our best estimate of the future revenues and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor agreements, and general market conditions. Changes in these forecasts could cause a particular reporting unit to either pass or fail the first step in the SFAS No. 142 goodwill impairment model, which could significantly influence whether a goodwill impairment needs to be recorded.

      The cash flow forecasts are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation.

Impairment of long-lived assets (Property and equipment and other intangible assets)

      We adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets on April 1, 2002. In accordance with SFAS No. 144, we assess potential impairments to our long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No such impairments have been identified by us.

Income tax valuation allowance

      On a quarterly basis, management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance as of year-end. Realization of our net deferred tax assets as of March 31, 2003 is dependent on our ability to generate sufficient future income. We believe that it is more likely than not that our net deferred tax assets will be realized based on forecasted income. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. We have incurred losses from operations over the past several quarters. If our operating results do not improve significantly in the near term and if the outlook remains unclear we will be required to establish a valuation allowance against all of our net deferred tax assets based upon applicable accounting criteria. To the extent we establish a valuation allowance, an expense will be recorded within the provision for income taxes line in the Statement of Operations.

Results of Operations

      The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Years Ended March 31,

	2001	2002	2003

Revenues	100.0%	100.0%	100.0%
Cost of revenues	68.7	69.8	76.3

Gross profit	31.3	30.2	23.7
Operating expenses:
Selling, general and administrative	16.1	19.5	20.4
Independent research and development	3.8	4.8	8.7
Acquired in-process research and development	1.4	1.3	—
Amortization of intangible assets	2.3	3.6	4.6

Income (loss) from operations	7.7	1.0	(10.0)
Income (loss) before income taxes	8.3	(0.4)	(11.4)
Provision (benefit) for income taxes	2.1	(1.5)	(6.2)

Net income (loss)	6.2	1.1	(5.2)

Fiscal Year 2003 Compared to Fiscal Year 2002

      Revenues. Revenues decreased 5.4% from $195.6 million for fiscal year 2002 to $185.0 million for fiscal year 2003. The decrease was largely due to lower revenues from commercial broadband activities and commercial antenna system sales, partially offset by higher sales volume from certain government products.

      Revenues from the government segment increased 31.3% from $62.7 million for fiscal year 2002 to $82.3 million for fiscal year 2003. The increase in revenues was primarily related to our MIDS, Mobile SatCom and Secure Networking product lines.

      Revenues from the commercial segment decreased 22.7% from $132.9 million for fiscal year 2002 to $102.7 million for fiscal year 2003. The decrease was primarily due to lower revenues from Broadband and Ground Systems product lines.

      Gross Profit. Gross profit decreased 25.9% from $59.1 million (30.2% of revenues) for fiscal year 2002 to $43.8 million (23.7% of revenues) for fiscal year 2003. This decrease in gross profit was primarily due to lower sales and related margin, earnings charges from contract overruns on fixed price development contracts, lower gross profit yielded on certain VSAT product sales, and a $2.7 million charge related to Astrolink International LLC. See “Liquidity and Capital Resources” for a more detailed explanation of Astrolink. These decreases were partially offset by the margin produced by higher sales volume in the government product lines and higher margins experienced in both the government and VSAT product lines related to manufacturing efficiencies.

      Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses decreased 0.8% from $38.2 million (19.5% of revenues) for fiscal year 2002 to $37.9 million (20.5% of revenues) for fiscal year 2003. Included in SG&A for fiscal year 2002 was approximately $4.8 million for the write-off of receivables related to ORBCOMM. See “Liquidity and Capital Resources” for a more detailed explanation of ORBCOMM. Excluding the charge relating to ORBCOMM, SG&A expenses increased 13.5% from $33.4 million (17.1% of revenues) for fiscal year 2002 to $37.9 million (20.5% of revenues) for fiscal year 2003. The increase was primarily related to higher bid and proposal costs to pursue and secure new business, and an increase in legal costs related to the claim against Scientific-Atlanta, partially offset by a decrease in sales and marketing expenses. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

      Independent Research and Development. Independent research and development (IR&D) expenses increased 70.2% from $9.4 million (4.8% of revenues) for fiscal year 2002 to $16.0 million (8.7% of revenues) for fiscal year 2003. This increase was primarily due to reduced customer funded research and development and delays in certain program awards, which resulted in continued development under ViaSat funding. In addition, U.S. Monolithics’ current products are primarily in the development phase and a full twelve months of expenses of $2.4 million for these products were included in our fiscal year 2003 results versus only one quarter of expenses of $0.9 million that were included in our fiscal 2002 results.

      Acquired In-Process Research and Development. Purchased in-process research and development (IPR&D)charge resulted from the acquisition of Comsat Laboratories and accounted for $2.5 million (1.3% of revenues) for fiscal year 2002.

      An independent valuation was performed and used as an aid in determining the fair value of the purchased IPR&D projects and other intangibles. Projects were identified in which there were research and development efforts underway where technological feasibility had not been reached.

      At the time of the acquisition, Comsat Laboratories was developing a satellite network terminal that expands the frequencies on which an existing terminal could operate. The date when the project was expected to reach technological feasibility at the time of the acquisition was September 2001. We estimated based on man hours incurred versus man hours required to complete the project that at the acquisition date the project was 80% complete and would require approximately $900,000 to complete. Using the income approach, the value calculated for the IPR&D associated with the satellite network terminal was $2.5 million. The project has proceeded since the acquisition and is now in production.

      Amortization of Intangible Assets. The acquisition of the Satellite Networks Business in fiscal year 2001 and Comsat Laboratories and U.S. Monolithics in fiscal year 2002 were accounted for by the purchase method of accounting. The dates of acquisition of Comsat Laboratories and U.S. Monolithics were both after June 30, 2001 and were accounted for under SFAS 141. Therefore, the goodwill of those two acquisitions has not been subject to amortization. The intangible assets are being amortized over useful lives ranging from two to ten years. Below is the allocation of the intangible assets from acquisitions, including goodwill and the amortization expense for the years ended March 31, 2002 and 2003:

					Amortization
					for the
					Years Ended
					March 31,
	Satellite	Comsat	U.S.
	Networks	Laboratories	Monolithics	Total	2002	2003

	(In thousands)
Intangible Assets
Existing Technology	$9,845	$3,850	$13,075	$26,770	$2,186	$3,799
Contracts and relationships	9,686	—	50	9,736	1,152	1,102
Non-compete agreements	—	5,350	2,600	7,950	1,320	2,303
Other amortizable assets	—	3,800	3,075	6,875	558	1,244

Total intangible assets	19,531	13,000	18,800	51,331	5,216	8,448
Goodwill
Acquired workforce	5,477	—	—	5,477	1,097	—
Goodwill	4,517	1,386	11,451	17,354	646	—

Total goodwill	9,994	1,386	11,451	22,831	1,743	—

Totals intangible assets and goodwill	$29,525	$14,386	$30,251	$74,162	$6,959	$8,448

      As a result of adopting SFAS 142 for our fiscal year ended March 31, 2003, we no longer amortize the intangibles assets “Acquired workforce” of $5.5 million or “Goodwill” of $4.5 million acquired in the Satellite Networks Business acquisition. “Acquired workforce” does not meet the separability requirements of SFAS 141 and was subsumed into goodwill beginning April 1, 2002.

      The estimated amortization expense of long-lived intangible assets for the next five fiscal years is as follows:

Amortization

(In thousands)
Expected for fiscal year 2004	$7,842
Expected for fiscal year 2005	6,642
Expected for fiscal year 2006	6,048
Expected for fiscal year 2007	5,378
Expected for fiscal year 2008	4,508

      Interest Expense. Interest expense increased from $370,000 for fiscal year 2002 to $856,000 for fiscal year 2003. The increase resulted from higher outstanding borrowings coupled with higher loan fees in fiscal year 2003. At March 31, 2002 there were $9.9 million in outstanding borrowings under our line of credit. At March 31, 2003 there were $10.0 million in outstanding borrowings under our line of credit.

      Interest Income. Interest income decreased from $558,000 for fiscal year 2002 to $116,000 for fiscal year 2003. This decrease resulted from lower average invested cash balances and lower yields.

      Equity in Loss of Joint Venture. Equity in loss of joint venture decreased from $2.9 million in fiscal year 2002 to $1.7 million in fiscal year 2003. This decrease was related to the loss from Immeon Networks.

      Provision for Income Taxes. Our effective income tax rate was a benefit 54% in fiscal year 2003 compared to a benefit of 369% in fiscal year 2002. We generate research and development credits that are not variable to income, so when the income or loss before tax is close to zero as it was in fiscal year 2002, the tax provision/benefit percentage will be impacted to a high degree by the credits. Therefore, the annual effective tax rate for fiscal year 2003 cannot be meaningfully compared to the effective tax rate for fiscal year 2002.

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

      Gross Profit. Gross profit increased 15.0% from $51.5 million (31.3% of revenues) for fiscal year 2001 to $59.1 million (30.2% of revenues) for fiscal year 2002. This increase in gross profit was primarily due to higher volumes of commercial product sales boosted in part by the acquisition of Comsat Laboratories, by higher sales volume from broadband development programs and from increased government product sales. These increases were partially offset by lower gross profit resulting from the completion of certain development programs. The decrease in gross profit as a percentage of revenue, 31.3% for fiscal year 2001 versus 30.2% for fiscal year 2002 was primarily related to our contract mix in 2002, which included more development programs which have a historically lower profit margin than do production programs.

      Selling, General and Administrative Expenses. SG&A expenses increased 44.2% from $26.5 million (16.1% of revenues) for fiscal year 2001 to $38.2 million (19.5% of revenues) for fiscal year 2002. Of this increase, approximately $4.8 million was due to the write-off of receivables related to ORBCOMM. See “Liquidity and Capital Resources” for a more detailed explanation of ORBCOMM. Before the charge relating to ORBCOMM the SG&A expenses were $33.4 million (17.1% of revenues) for fiscal year 2002, a 26.0% increase over fiscal year 2001. The remaining increase in SG&A expenses was due to the addition of expenses for Comsat Laboratories and U.S. Monolithics, both acquired in fiscal year 2002, the integration costs incurred to integrate our recent acquisitions, for marketing commercial products, increased business development, and additional administrative staffing to support our continued growth.

      Independent Research and Development. IR&D expenses increased 51.6% from $6.2 million (3.8% of revenues) for fiscal year 2001 to $9.4 million (4.8% of revenues) for fiscal year 2002. This increase was primarily due to IR&D spending in our new acquisitions of Comsat Laboratories and U.S. Monolithics during fiscal year 2002.

      Acquired In-Process Research and Development. IPR&D charges result primarily from two recently completed acquisitions. The acquisition of the Satellite Networks Business accounted for $2.3 million (1.4% of revenues) for fiscal year 2001 and the acquisition of Comsat Laboratories accounted for $2.5 million (1.3% of revenues) for fiscal year 2002.

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

      Amortization of Intangible Assets. The acquisition of the Satellite Networks Business in fiscal year 2001 and Comsat Laboratories and U.S. Monolithics in fiscal year 2002 were accounted for by the purchase method of accounting. The dates of acquisition of Comsat Laboratories and U.S. Monolithics were both after June 30, 2001 and were accounted for under SFAS 141. Therefore, the goodwill of those two acquisitions has not been subject to amortization. The intangible assets are being amortized over useful lives ranging from two to ten years. Below is the allocation of the intangible assets from acquisitions, including goodwill and the amortization expense for the years ended March 31, 2001 and 2002:

					Amortization for the
					Years Ended
					March 31,
	Satellite	Comsat	U.S.
	Networks	Laboratories	Monolithics	Total	2001	2002

	(In thousands)
Intangible Assets
Existing Technology	$9,845	$3,850	$13,075	$26,770	$1,183	$2,186
Contracts and relationships	9,686	—	50	9,736	1,010	1,152
Non-compete agreements	—	5,350	2,600	7,950	—	1,320
Other amortizable assets	—	3,800	3,075	6,875	—	558

Total intangible assets	19,531	13,000	18,800	51,331	2,193	5,216
Goodwill
Acquired workforce	5,477	—	—	5,477	1,004	1,097
Goodwill	4,517	1,386	11,451	17,354	592	646

Total goodwill	9,994	1,386	11,451	22,831	1,596	1,743

Totals intangible assets and goodwill	$29,525	$14,386	$30,251	$74,162	$3,789	$6,959

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

      Provision for Income Taxes. Our effective income tax rate decreased from a provision of 25% for fiscal year 2001 to a benefit of 369% for fiscal year 2002. The decrease in effective tax results primarily from a change in estimated research and development tax credit for the current and prior year. The change in estimate was made based upon historical detailed information received from Scientific-Atlanta in conjunction with the Satellite Networks Business acquisition for calculating base period percentages.

Backlog

      As of March 31, 2003, we had firm backlog of $213.6 million, of which $179.6 million was funded. This compares to firm backlog of $139.4 million at March 31, 2002, of which $124.2 million was funded, not including options of $48.8 million. Of the $213.6 million in firm backlog at March 31, 2003, approximately $128.4 million is expected to be delivered in fiscal year 2004 and the balance of approximately $85.2 million is expected to be delivered in fiscal year 2005 and thereafter. Total new awards for both commercial and defense products were $259.2 million for fiscal year 2003 compared to $191.9 million for fiscal year 2002. We include in our backlog only those orders for which we have accepted purchase orders. Our firm backlog does not include contract options of $44.9 million. These options include $37.2 million of Indefinite Delivery/ Indefinite Quantity (IDIQ) contracts for our UHF DAMA satellite communications products and $7.7 million of IDIQ contracts for our other products.

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

Liquidity and Capital Resources

      We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. Cash provided by operating activities in fiscal year 2003 was $15.4 million as compared to cash used in operating activities in fiscal year 2002 of $1.2 million.

      Cash used in investing activities in fiscal year 2003 was $19.3 million as compared to cash used in investing activities in 2002 of $48.6 million. We acquired $12.2 million in equipment and invested $5.3 million in capitalized software in fiscal 2003 compared to $15.6 million in equipment and $9.2 million in capitalized software in fiscal 2002, excluding acquisitions. During fiscal year 2002, we used $20.8 million of cash in the acquisitions of Comsat Laboratories and U.S. Monolithics.

      Cash provided by financing activities in fiscal year 2003 was $1.6 million as compared to cash provided by financing activities in 2002 of $38.5 million. This decrease was primarily the result of completing a public stock offering for $27.1 million and $9.9 million in net cash proceeds from our line of credit in fiscal 2002.

      At March 31, 2003, we had $4.3 million in cash, cash equivalents and short-term investments, $74.3 million in working capital and $10.0 million in outstanding borrowings under our line of credit. We also had $4.4 million outstanding under standby letters of credit leaving borrowing availability under the line of credit of $5.6 million. At March 31, 2002, we had $6.6 million in cash and cash equivalents and short-term investments, $83.5 million in working capital and $9.9 million in outstanding borrowings under our line of credit.

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

      On January 19, 2003 we reached a settlement with Astrolink International LLC with respect to contractual termination payments for contracts that were terminated on December 5, 2001. We received a cash payment of $6.5 million. Depending on the implementation of the Astrolink business plan, we may also receive additional consideration in the form of cash, a consulting contract and satellite airtime from the new Astrolink business providing aggregate additional value of approximately $4.5 million under specified circumstances or may receive certain non-cash consideration in the form of capital equipment under other circumstances. The assets at risk prior to the Astrolink settlement totaled $9.2 million and included accounts receivable due from Astrolink in the amount of approximately $6.3 million, inventory specific to Astrolink of

$0.4 million and $2.5 million in prepaid airtime on Astrolink satellites. The value of the future consideration from the settlement will depend on the new Astrolink business. Due to the contingent nature and uncertainty of the value of the additional consideration to be received by us pursuant to the settlement, we have reduced our assets related to Astrolink to zero. As a result, we have taken a charge through cost of goods sold in the fiscal year ended March 31, 2003 of $2.7 million, which is the difference between the assets at risk of $9.2 million and the cash received of $6.5 million.

      On September 15, 2000 ORBCOMM Global, L.P. and seven of its subsidiaries filed a voluntary petition for Chapter 11 relief in the United States Bankruptcy Court for the District of Delaware as part of its efforts to restructure and reorganize its business. ORBCOMM has continued its efforts to maintain and operate its network of low-Earth orbit (LEO) satellites and related ground facilities while it restructures its operations. Although discussions continued with ORBCOMM, we no longer considered it reasonably possible that our assets at risk would be recovered. The amount at risk was accounts receivable of $4.8 million, and a charge to selling, general and administrative costs was made for this amount and was included in our results for fiscal year ended March 31, 2002.

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

      Our future capital requirements will depend upon many factors, including the expansion of our research and development and marketing efforts and the nature and timing of orders. Additionally, we will continue to evaluate possible acquisitions of, or investments in complementary businesses, products and technologies which may require the use of cash. We believe that our current cash balances and net cash expected to be provided by operating activities will be sufficient to meet our operating requirements for at least the next twelve months. However, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position. The sale of additional securities could result in additional dilution of our stockholders. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

      The following table sets forth a summary of our obligations under operating leases, capital leases, notes payable and irrevocable letters of credit for the periods indicated:

		For the Fiscal Years Ending March 31,

	Total	2004	2005-2007	2008-2009	After 2009

	(In thousands)
Operating Leases	$22,411	$5,304	$10,253	$5,140	$1,714
Capital leases	141	141	—	—	—
Lines of credit	9,950	9,950	—	—	—
Standby letters of credit	4,419	4,419	—	—	—

Total	$36,921	$19,814	$10,253	$5,140	$1,714

      In addition, we have a services agreement with Immeon Networks, L.L.C. to perform services for the operation of Immeon. We maintain an obligation to provide service to Immeon customers through the end of its customer contracts in 2004. See Note 13 to our consolidated financial statements for a more detailed explanation of Immeon.

      We are currently a party to various government and commercial contracts which require us to meet performance covenants and project milestones. Under the terms of these contracts, failure by us to meet such performance covenants and milestones permit the other party to terminate the contract and, under certain circumstances, recover liquidated damages or other penalties. We are currently not in compliance (or in the past were not in compliance) with the performance or milestone requirements of certain of these contracts. Historically, our customers have not elected to terminate such contracts or seek liquidated damages from us; therefore, we have not accrued for any potential liquidated damages or penalties. However, there can be no assurance that our customers will not elect to terminate such contracts or seek liquidated damages or penalties from us in the future.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 — Accounting for Asset Retirement Obligation, which became effective on January 1, 2003. This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We have determined that the implementation of this standard will not have a material effect on our consolidated financial statements.

      In July 2002, the FASB issued SFAS No. 146 — Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities. Under SFAS No. 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. We have determined that the implementation of this standard will not have a material effect on our consolidated financial statements.

      In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 are effective for us beginning in our second quarter of fiscal 2004. We believe that the adoption of this standard will not have a material effect on our consolidated financial statements.

      In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), — “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. We will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. We do not expect the adoption of FIN 45 to have a material effect on our results of operations or financial condition.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to SFAS No. 123, which provides alternative transition methods to the expensing of employee stock-based compensation under SFAS No. 123. We are not required to adopt the fair value method prescribed by SFAS No. 123 and, accordingly, will continue to account for stock-based compensation under the intrinsic value method in accordance with APB Opinion No. 25. SFAS No. 148 also requires new disclosure requirements that are incremental to SFAS No. 123, which have been included in Note 1 to our consolidated financial statements under “Stock-based Compensation.”

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) — “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. We do not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.

      In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. We do not expect the adoption of this statement to have a material effect on our operating results or financial position.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

      Our market risks at March 31, 2003, pursuant to Item 7A continue to be minimal and therefore are not separately disclosed.

Item 8.     Financial Statements and Supplementary Data

      Our financial statements at March 31, 2003 and 2002, and for each of the three years in the period ended March 31, 2003, and the Report of PricewaterhouseCoopers LLP, Independent Auditors, are included in this annual report on pages F-1 through F-24.

Summarized Quarterly Data (Unaudited)

      The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. Summarized quarterly data for fiscal years 2002 and 2003 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

	(In thousands, except per share data)
2002
Revenues	$48,834	$49,524	$50,089	$47,181
Gross profit	14,892	15,546	16,049	12,574
Income (loss) from operations	4,583	1,292	2,431	(6,322)
Net income (loss)	2,704	447	2,439	(3,433)
Basic net income (loss) per share	0.12	0.02	0.11	(0.13)
Diluted net income (loss) per share	0.12	0.02	0.10	(0.13)
2003
Revenues	$42,863	$39,497	$48,962	$53,700
Gross profit	13,499	7,583	9,244	13,488
Loss from operations	(3,048)	(6,906)	(4,487)	(4,099)
Net loss	(1,582)	(4,155)	(2,612)	(1,283)
Basic net loss per share	(0.06)	(0.16)	(0.10)	(0.05)
Diluted net loss per share	(0.06)	(0.16)	(0.10)	(0.05)

      Included in gross profit in the third quarter of the fiscal year ended March 31, 2003 is a $2.7 million charge related to Astrolink and included in selling, general and administrative expenses for the fourth quarter of the fiscal year ended March 31, 2002 is approximately $4.8 million due to the write-off of receivables related to ORBCOMM See “Liquidity and Capital Resources” for a more detailed explanation of Astrolink and ORBCOMM.

Item 9.     Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this item will be set forth under the captions “Election of Directors” and “Executive Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2003 Annual Meeting of Stockholders (the Proxy Statement), which is incorporated by reference herein.

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

Item 13.     Certain Relationships and Related Transactions

      The information required by this item, to the extent applicable, is incorporated by reference to the Proxy Statement under the heading “Certain Transactions.”

Item 14.     Controls and Procedures

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

      Within 90 days prior to the date of this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Disclosure Committee of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Disclosure Committee concluded that our disclosure controls and procedures were effective.

      There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports On Form 8-K

      (a) Documents filed as part of the report:

           (2) Schedule II — Valuation and Qualifying Accounts

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

           (3) Exhibits

Exhibit
Numbers	Description of Exhibit

2.1	Asset Purchase Agreement, dated January 18, 2000, by and between ViaSat, Inc. and Scientific-Atlanta, Inc.(1)
3.1	Bylaws.(2)
3.2	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.(12)
4.1	Form of Common Stock Certificate.(2)
10.1	Warrants to purchase shares of common stock of ViaSat, Inc. issued to Scientific-Atlanta, Inc.(3)
10.2	Warrants to purchase shares of common stock of ViaSat, Inc. issued to COMSAT Corporation.(16)
10.3	Form of Invention and Confidential Disclosure Agreement by and between ViaSat, Inc. and each employee of ViaSat, Inc.(2)
10.4	ViaSat, Inc. 1993 Stock Option Plan (the “1993 Stock Option Plan”).(2)
10.5	First Amendment to the 1993 Stock Option Plan.(3)
10.6	Form of Incentive Stock Option Agreement under the 1993 Stock Option Plan.(2)
10.7	Form of Nonqualified Stock Option Agreement under the 1993 Stock Option Plan.(2)
10.8	The Amended and Restated 1996 Equity Participation Plan of ViaSat, Inc. (the “1996 Equity Participation Plan”)(12)
10.9	Form of Incentive Stock Option Agreement under the 1996 Equity Participation Plan.(2)
10.10	Form of Nonqualified Stock Option Agreement under the 1996 Equity Participation Plan.(2)
10.11	The ViaSat, Inc. Employee Stock Purchase Plan, as amended.(8)
10.12	ViaSat, Inc. 401(k) Profit Sharing Plan.(2)
10.13	Loan Agreement, dated as of September 15, 1995, by and between ViaSat, Inc. and Union Bank.(2)
10.14	Waiver and First Amendment to Loan Agreement, dated as of March 31, 1997, by and between ViaSat, Inc. and Union Bank.(2)

Exhibit
Numbers	Description of Exhibit

10.15	Revolving/Term Loan Agreement dated June 21, 2001 among ViaSat, Inc., the Lenders and Union Bank of California, N.A., as Administrative Agent.(15)(24)
10.16	Amendment No. 1 to Revolving/Term Loan Agreement, dated March 29, 2002 by and among Union Bank of California, US Bank National Association and ViaSat, Inc.(19)
10.17	Waiver and Amendment No. 2 to Revolving/Term Loan Agreement executed July 10, 2002 by and among Union Bank of California, US Bank National Association and ViaSat, Inc.(19)(24)
10.18	Amendment No. 3 to Revolving/Term Loan Agreement executed October 29, 2002 by and among Union Bank of California, US Bank National Association and ViaSat, Inc.(20)(24)
10.19	Amendment No. 4 to Revolving/Term Loan Agreement executed November 14, 2002 by and among Union Bank of California, Comerica Bank – California and ViaSat, Inc.(21)(24)
10.20	Amended and Restated Revolving Loan Agreement executed February 10, 2003 by and among Union Bank of California, Comerica Bank – California and ViaSat, Inc.(22)(24)
10.21	Lease, dated March 24, 1998, by and between W9/LNP Real Estate Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, California).(5)
10.22	Amendment to Lease, dated January 4, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and ViaSat, Inc. (The Campus, Carlsbad, California).(6)
10.23	Amendment to Lease, dated January 4, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and ViaSat, Inc. (5962 La Place Court, Carlsbad, California).(6)
10.24	Lease, dated June 18, 1999, by and between Nagog Development Company and ViaSat, Inc. (125 Nagog Park, Acton, Massachusetts, 01720).(10)
10.25	Supply & Services Contract, dated June 2, 1996, by and between HCL Comnet Systems and Services Limited and ViaSat, Inc.(2)
10.26	Award/Contract, effective March 29, 1996, as amended, issued by Electronic Systems Center/MCK Air Force Materiel Command, USAF to ViaSat, Inc.(2)
10.27	Amendment of Award/Contract, effective February 24, 1997, issued by Electronic Systems Center/MCK Air Force Materiel Command, USAF to ViaSat, Inc.(3)
10.28	Award/Contract, effective October 2, 1995, issued by Electronic Systems Center/MCK Air Force Materiel Command, USAF to ViaSat, Inc.(2)
10.29	Award/Contract, effective September 29, 1993, as amended, issued by Information Technology Acquisition Center to ViaSat, Inc.(2)
10.30	Award Contract, effective September 21, 1994, as amended, issued by Technical Contract Management Office to ViaSat, Inc.(2)
10.31	Satellite Network and Ordering Agreement by and between ViaSat, Inc. and Science Applications International Corporation, dated October 12, 1999.(7)
10.32	Award/Contract, effective January 20, 2000, issued by Space and Naval Warfare Systems to ViaSat, Inc.(8)
10.33	Terminal Development, Production and Purchase Agreement by and between Astrolink International LLC and ViaSat, Inc., dated October 20, 2000.(12)(24)
10.34	Memorandum of Agreement between Astrolink International LLC and ViaSat, Inc., dated October 20, 2000.(12)(24)
10.35	Gateway Terminal Development, Production and Purchase Agreement by and between Astrolink International LLC and ViaSat, Inc., dated December 28, 2000.(13)(24)
10.36	Satellite Modem Development, Production and Purchase Agreement by and between WildBlue Communications, Inc. and ViaSat, Inc., effective as of March 5, 2001.(14)(24)
10.37	Gateway Terminal Development, Production and Purchase Agreement, by and between Astrolink International, LLC and ViaSat, Inc. dated December 28, 2000.(18)(24)
10.38	Agreement for Satellite Modem, Wildblue Satellite Terminal and Satellite Modem Termination System Development, Production and Purchase, by and between Wildblue Communications, Inc. and ViaSat, Inc. dated December 12, 2001.(18)(24)

Exhibit
Numbers	Description of Exhibit

10.39	Unit Purchase Agreement dated as of December 12, 2001 by and between ViaSat, Inc. and Wildblue Communications, Inc.(17)
10.40	Secured Note dated December 12, 2001 by ViaSat, Inc. in favor of Wildblue Communications, Inc.(17)(24)
10.41	Unsecured Note dated December 12, 2001 by ViaSat, Inc. in favor of Wildblue Communications, Inc.(17)
10.42	Pledge and Security Agreement dated as of December 12, 2001 by and between ViaSat, Inc. and Wildblue Communications, Inc.(17)
10.43	Unit Purchase Agreement dated as of December 14, 2001 by and among ViaSat, Inc. and the parties identified under the heading Sellers on the signature pages thereto.(17)
21.1	Subsidiaries.(10)
23.1	Consent of Independent Accountants.(23)

(1)	Incorporated by reference to ViaSat’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission (the “Commission”) on March 6, 2000 (File No. 333-31758), as amended by Amendment No. 1 filed with the Commission on March 31, 2000 and Amendment No. 2 filed with the Commission on April 18, 2000.

(2)	Incorporated by reference to ViaSat’s Registration Statement on Form S-1 filed with the Commission on October 1, 1996 (File No. 333-13183), as amended by Amendment No. 1 filed with the Commission on November 5, 1996, Amendment No. 2 filed with the Commission on November 20, 1996, and Amendment No. 3 filed with the Commission on November 22, 1996.

(3)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(4)	Incorporated by reference to Exhibit A to ViaSat’s Proxy Statement relating to its 1998 Annual Meeting of Stockholders.

(5)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(6)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(7)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(8)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999.

(9)	Incorporated by reference to ViaSat’s Current Report on Form 8-K filed with the Commission on May 8, 2000.

(10)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(11)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

(12)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

(13)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.

(14)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(15)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

(16)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

(17)	Incorporated by reference to ViaSat’s Current Report on Form 8-K filed with the Commission on December 19, 2001.

(18)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001.

(19)	Incorporated by reference to ViaSat’s Current Report on Form 8-K filed with the Commission on July 11, 2002.

(20)	Incorporated by reference to ViaSat’s Current Report on Form 8-K filed with the Commission on October 31, 2002.

(21)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 31, 2002.

(22)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002.

(23) Filed herewith.

(24)	Certain portions of this exhibit have been redacted pursuant to a request for confidential treatment filed by ViaSat, Inc.

  (b) Reports On Form 8-K

We filed no reports on Form 8-K during the quarter ended March 31, 2003.

  (c) Exhibits

The exhibits required by this Item are listed under Item 15(a)(3).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

By:	/s/ MARK D. DANKBERG

Mark D. Dankberg
Chairman, President and Chief Executive Officer

Date: June 30, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK D. DANKBERG Mark D. Dankberg	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 30, 2003

/s/ RONALD G. WANGERIN Ronald G. Wangerin	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	June 30, 2003

/s/ ROBERT W. JOHNSON Robert W. Johnson	Director	June 30, 2003

/s/ JEFFREY M. NASH Jeffrey M. Nash	Director	June 30, 2003

/s/ B. ALLEN LAY B. Allen Lay	Director	June 30, 2003

/s/ WILLIAM A. OWENS William A. Owens	Director	June 30, 2003

/s/ MICHAEL B. TARGOFF Michael B. Targoff	Director	June 30, 2003

CERTIFICATIONS

I, Mark D. Dankberg, certify that:

      1. I have reviewed this annual report on Form 10-K of ViaSat, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

/s/ MARK D. DANKBERG

Mark D. Dankberg
Chief Executive Officer

I, Ronald G. Wangerin, certify that:

      1. I have reviewed this annual report on Form 10-K of ViaSat, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

/s/ RONALD G. WANGERIN

Ronald G. Wangerin
Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of ViaSat, Inc.:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 46 present fairly, in all material respects, the financial position of ViaSat, Inc. and its subsidiaries at March 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 46 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Notes 1 and 4 of the consolidated financial statements, as of April 1, 2002, the Company ceased amortization of its goodwill and indefinite lived assets to conform with the provisions of Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets.

PRICEWATERHOUSECOOPERS LLP

San Diego, California

June 18, 2003

VIASAT, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	March 31,
	2002	2003

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,464	$4,111
Short-term investments	156	158
Accounts receivable, net	80,170	80,962
Inventory	30,116	29,758
Deferred income taxes	2,974	4,241
Prepaid expenses and other current assets	7,343	6,015

Total current assets	127,223	125,245
Goodwill	19,456	19,492
Other intangible assets, net	43,922	35,474
Property and equipment, net	31,117	33,609
Other assets	16,949	23,335

Total assets	$238,667	$237,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,069	$21,983
Accrued liabilities	17,796	19,036
Line of credit	9,900	9,950

Total current liabilities	43,765	50,969
Other liabilities	2,549	1,847

Total liabilities	46,314	52,816

Commitments and contingencies (Notes 10 & 11)
Minority interest in consolidated subsidiary	414	452

Stockholders’ equity:
Series A, convertible preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2002 and 2003, respectively	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized; 25,908,373 and 26,130,443 shares issued and outstanding at March 31, 2002 and 2003, respectively	2	3
Paid in capital	152,775	154,293
Retained earnings	39,485	29,853
Unearned compensation	(138)	(35)
Accumulated other comprehensive income (loss)	(185)	(227)

Total stockholders’ equity	191,939	183,887

Total liabilities and stockholders’ equity	$238,667	$237,155

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,

	2001	2002	2003

	(In thousands, except share data)
Revenues	$164,352	$195,628	$185,022
Cost of revenues	112,900	136,567	141,208

Gross profit	51,452	59,061	43,814
Operating expenses:
Selling, general and administrative	26,482	38,153	37,858
Independent research and development	6,173	9,415	16,048
Acquired in-process research and development	2,334	2,550	—
Amortization of intangible assets	2,193	5,216	8,448
Amortization of goodwill	1,596	1,743	—

Income (loss) from operations	12,674	1,984	(18,540)
Other income (expense):
Interest income	1,725	558	116
Interest expense	(78)	(370)	(856)
Minority interest	(76)	(97)	(85)
Equity in loss of joint venture	(558)	(2,877)	(1,700)

Income (loss) before income taxes	13,687	(802)	(21,065)
Provision (benefit) for income taxes	3,422	(2,959)	(11,433)

Net income (loss)	$10,265	$2,157	$(9,632)

Basic net income (loss) per share	$0.48	$0.09	$(0.37)

Diluted net income (loss) per share	$0.46	$0.09	$(0.37)

Shares used in computing basic net income (loss) per share	21,379,015	23,071,840	26,015,702

Shares used in computing diluted net income (loss) per share	22,536,982	23,953,664	26,015,702

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,

	2001	2002	2003

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$10,265	$2,157	$(9,632)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	5,276	7,204	9,754
Amortization goodwill, intangible assets and software	3,789	7,254	9,533
Acquired in-process research and development	2,334	2,550	—
Provision for bad debts	316	5,046	475
Deferred income taxes	(270)	(1,568)	(5,767)
Equity in loss of joint venture	558	2,877	1,700
Minority interest in consolidated subsidiary	351	63	38
Non-cash compensation	134	15	103
Tax benefit from exercise of stock options	521	—	25
Increase (decrease) in cash resulting from changes in, net of effects of acquisitions:
Accounts receivable	(21,334)	(20,763)	(1,148)
Inventory	(15,593)	(4,975)	(10)
Other assets	(10,948)	2,336	3,663
Accounts payable	10,246	(5,202)	5,908
Accrued liabilities	6,786	320	1,225
Other liabilities	(347)	1,530	(504)

Net (used in) provided by operating activities	(7,916)	(1,156)	15,363

Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(57,904)	(20,787)	—
Investment in joint venture	(558)	(2,787)	(1,700)
Purchases of short-term investments, net	121	(156)	(2)
Investment in capitalized software	(3,393)	(9,215)	(5,333)
Purchases of property and equipment, net	(6,574)	(15,617)	(12,242)

Net cash used in investing activities	(68,308)	(48,562)	(19,277)

Cash flows from financing activities:
Proceeds from line of credit	—	31,100	10,950
Payments on line of credit	—	(21,200)	(10,900)
Repayment of notes payable	(907)	(336)	—
Net proceeds from issuance of common stock, net of issuance costs of $864, $369 and $0 respectively	75,351	28,889	1,550

Net cash provided by financing activities	74,444	38,453	1,600
Other non-cash items	—	—	(56)
Effect of exchange rate changes on cash	(19)	8	17

Net decrease in cash and cash equivalents	(1,799)	(11,257)	(2,353)
Cash and cash equivalents at beginning of year	19,520	17,721	6,464

Cash and cash equivalents at end of year	$17,721	$6,464	$4,111

Supplemental information:
Cash paid for interest	$82	$370	$790

Cash paid (received) for income taxes	$5,491	$(1,884)	$(3,614)

Supplemental noncash financing activity:
Issuance of warrants for acquisition of business	$1,215	$—	$—

Issuance of common stock for acquisition of business	$—	$27,100	$—

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
						Other
	Number of		Paid in	Retained	Unearned	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Total	Income (Loss)

	(In thousands, except share data)
Balance at March 31, 2000.	16,393,208	$2	$18,932	$27,063	—	—	$45,997
Exercise of stock options	324,076		1,253				1,253
Tax benefit from exercise of stock options			521				521
Issuance of stock under Employee Stock Purchase Plan	66,216		911				911
Issuance for stock for secondary public offering, net of issuance costs of $864.	5,224,150		73,188				73,188
Issuance of warrants			1,215				1,215
Non-cash compensation modification of stock options			134				134
Net income				10,265			10,265	$10,265
Foreign currency translation						$(677)	(677)	(677)

Comprehensive income								$9,588

Balance at March 31, 2001.	22,007,650	2	96,154	37,328		(677)	132,807
Exercise of stock options	159,089		591				591
Issuance of stock under Employee Stock Purchase Plan	100,227		1,217				1,217
Issuance for stock for secondary public offering, net of issuance costs of $369.	2,000,000		27,081				27,081
Issuance of stock for acquisitions	1,641,407		27,115				27,115
Value of option plan acquired			602				602
Unearned compensation of option plan acquired					$(138)		(138)
Non-cash compensation modification of stock options			15				15
Net income				2,157			2,157	$2,157
Foreign currency translation						492	492	492

Comprehensive income								$2,649

Balance at March 31, 2002	25,908,373	2	152,775	39,485	(138)	(185)	191,939
Exercise of stock options	32,250		223				223
Tax benefit from exercise of stock options			25				25
Issuance of stock under Employee Stock Purchase Plan	189,820	1	1,326				1,327
Forfeited unexercised options			(56)				(56)
Amortization of stock based compensation					103		103
Net loss				(9,632)			(9,632)	$(9,632)
Foreign currency translation						(42)	(42)	(42)

Comprehensive loss								$(9,674)

Balance at March 31, 2003.	26,130,443	$3	$154,293	$29,853	$(35)	$(227)	$183,887

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and a Summary of Its Significant Accounting Policies

The Company

      ViaSat, Inc. (“We” or the “Company”) designs, produces and markets advanced broadband digital satellite communications and other wireless networking and signal processing equipment.

Principles of Consolidation

      The Company’s consolidated financial statements include the assets, liabilities and results of operations of TrellisWare Technologies, Inc., a majority owned subsidiary of ViaSat. All significant intercompany amounts have been eliminated.

      Certain prior period amounts have been reclassified to conform to the current period presentation.

Management Estimates and Assumptions

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Significant estimates made by management include revenue recognition, capitalized software, allowance for doubtful accounts, warranty reserves, valuation of goodwill and other intangible assets and valuation allowances for deferred income tax assets.

Cash Equivalents

      Cash equivalents consist of highly liquid investments with original maturities of 90 days or less.

Short-term Investments

      At March 31, 2002 and 2003, the Company held investments in investment grade debt securities with various maturities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and has designated all of its investments as held to maturity. The Company’s investments in these securities as of March 31, 2002 and 2003 totaled $2.1 million and $166,000, respectively. The Company has included $2.0 million and $8,000 of these securities in cash and cash equivalents as of March 31, 2002 and 2003, respectively, as they have original maturities of less than 90 days. The remaining $156,000 as of March 31, 2002 and $158,000 as of March 31, 2003 have been classified as short-term investments.

Unbilled Accounts Receivable

      Unbilled receivables consist of costs and fees earned and billable on contract completion or other specified events. Unbilled receivables is expected to be collected within one year.

Concentration of Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade accounts receivable which are generally not collateralized. The Company limits its exposure to credit loss by placing its cash equivalents and short-term investments with high credit quality financial institutions and investing in high quality short-term debt instruments. The Company establishes allowances for bad debts based on historical collection experiences within the various markets in which the Company operates, number of days the accounts are past due

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and any specific information that the Company becomes aware of such as bankruptcy or liquidity issues of customers.

      The Company relies on a limited number of contract manufacturers to produce its products.

Inventory

      Inventory is valued at the lower of cost or market, cost being determined by the weighted average method.

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

Goodwill and Intangible Assets

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

Impairment of goodwill

      We account for our goodwill under SFAS No. 142 Goodwill and Other Intangible Assets. The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the value below carrying value represents the amount of goodwill impairment. SFAS No. 142 requires goodwill to be tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

      We estimate the fair values of the related operations using discounted cash flows and other indicators of fair value. The forecast of future cash flows are based on our best estimate of the future revenues and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements, and general market conditions. Changes in these forecasts could cause a particular reporting unit to either pass or fail the first step in the SFAS No. 142 goodwill impairment model, which could significantly influence whether goodwill impairment needs to be recorded.

      The cash flow forecasts are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation.

Impairment of long-lived assets (Property and equipment and other intangible assets)

      We adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets on April 1, 2002. In accordance with SFAS No. 144, we assess potential impairments to our long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No such impairments have been identified by us.

Warranty Reserves

      The Company provides limited warranties on certain of its products for periods of up to five years. The Company records warranty reserves when products are shipped based upon an estimate of total warranty costs, with amounts expected to be incurred within twelve months classified as a current liability.

Fair Value of Financial Instruments

      At March 31, 2003, the carrying amounts of the Company’s financial instruments, including cash equivalents, short-term investments, trade receivables, accounts payable and line of credit, approximated their fair values due to their short-term maturities.

Revenue Recognition

      The majority of the Company’s revenues are derived from services performed under a variety of contracts including cost-plus-fixed fee, fixed-price, and time and materials contracts. Revenues from the United States Department of Defense and its prime contractors amounted to $82.3 million, $62.7 million and $62.4 million for the years ended March 31, 2003, 2002 and 2001, respectively. Revenues from commercial customers amounted to $102.7 million, $132.9 million and $101.9 million for the years ended March 31, 2003, 2002 and 2001, respectively. The Company’s five largest contracts (by revenues) generated approximately 29%, 33% and 36% of the Company’s total revenues for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Independent Research and Development

      Independent research and development, which is not directly funded by a third party, is expensed as incurred. Independent research and development expenses consist primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs.

Software Development

      Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product not to exceed five years. We capitalized costs related to software developed for resale of $3.4 million for the fiscal year ended March 31, 2001, $9.2 million for the fiscal year ended March 31, 2002 and $5.3 million for the fiscal year ended March 31, 2003. Amortization expense of software development costs was $0 for 2001, $320,000 for 2002 and $1.1 million for 2003.

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

Earnings Per Share

      Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding and potential common stock, if dilutive during the period. Potential common stock includes options granted under the Company’s stock option plans and warrants which are included in the earnings per share calculations using the treasury stock method and common shares expected to be issued under the Company’s employee stock purchase plan.

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Reporting

      Operating segments are determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. We are organized primarily on the basis of products with commercial and government (defense) communication applications. The nature of our products and their potential uses will occasionally create a situation where a commercially developed product will be sold to a customer and the customer is the government or the customer’s end user is the government or when a product developed for the government is sold to customers for commercial applications. For segment reporting, the revenues and operating profits generated from these products are recorded in the segment of the segment’s primary business.

Stock-based Compensation

      The Company measures compensation expense for ViaSat’s stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) as if the fair value-based method had been applied in measuring compensation expense.

      At March 31, 2003, the Company had stock-based compensation plans described in detail in Note 6. The Company accounts for options issued to employees, directors and officers under those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations.” Generally, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

      The fair values of options granted during the years ended as reported below were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan

	2001	2002	2003	2001	2002	2003

Expected life (in years)	4.86	4.88	5.99	0.50	0.50	0.50
Risk-free interest rate	5.42%	4.51%	2.78%	5.70- 6.24%	1.69- 5.32%	1.22- 1.69%
Expected volatility	125.00%	91.00%	91.00%	125.00%	91.00%	91.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

      The weighted average estimated fair value of employee stock options granted during 2001, 2002, and 2003 was $18.69, $11.55, and $8.25 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during 2001, 2002 and 2003 was $9.23, $6.07 and $6.99 per share, respectively.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period. The Company’s pro forma information for the years ended March 31, 2001, 2002 and 2003 is as follows:

	Year Ended March 31,

	2001	2002	2003

	(In thousands, except per share data)
Net income (loss) as reported	$10,265	$2,157	$(9,632)
Stock based compensation included in net income (loss)	134	15	103
Stock based employee compensation expense under fair value based method	(9,313)	(13,359)	(12,749)

Pro forma net income (loss)	$1,086	$(11,187)	$(22,278)
Basic earnings (loss) per share
As reported	$0.48	$0.09	$(0.37)
Pro forma	0.05	0.48	(0.86)
Diluted earnings (loss) per share
As reported	$0.46	$0.09	$(0.37)
Pro forma	0.05	0.47	(0.86)

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 143 — Accounting for Asset Retirement Obligation, which became effective on January 1, 2003. This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We have determined that the implementation of this standard will not have a material effect on our consolidated financial statements.

      In July 2002, the FASB issued SFAS No. 146 — Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities. Under SFAS No. 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. We have determined that the implementation of this standard will not have a material effect on our consolidated financial statements.

      In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 are effective for us beginning in our second quarter of fiscal 2004. We believe that the adoption of this standard will not have a material effect on our consolidated financial statements.

      In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), — “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. We will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. We do not expect the adoption of FIN 45 to have a material effect on our results of operations or financial condition.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to SFAS No. 123, which provides alternative transition methods to

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the expensing of employee stock-based compensation under SFAS No. 123. We are not required to adopt the fair value method prescribed by SFAS No. 123 and, accordingly, will continue to account for stock-based compensation under the intrinsic value method in accordance with APB Opinion No. 25. SFAS No. 148 also requires new disclosure requirements that are incremental to SFAS No. 123, which have been included in Note 1 to our consolidated financial statements under “Stock-based Compensation.”

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) — “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. We do not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.

      In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. We do not expect the adoption of this statement to have a material effect on our operating results or financial position.

Note 2 — Acquisitions

Comsat Laboratories

      On July 27, 2001, we acquired 100% of the assets of Comsat Laboratories from Comsat Corporation, a Lockheed Martin Global Telecommunications company, for an aggregate purchase price of approximately $21.6 million (including acquisition costs and post-closing adjustments). The purchase price consisted of approximately $11.6 million in cash, plus 478,217 shares of our common stock valued at approximately $10.0 million based on the average market price of our common stock a few days before and a few days after the announcement. In addition, warrants to purchase up to 60,000 shares of our common stock may be issued as part of the purchase price contingent upon certain revenue and development award targets being achieved by Comsat Laboratories within a two-year period from the date of the acquisition. The value of the warrants will be measured once their contingency is resolved. In connection with this acquisition, a charge of $2.5 million for acquired in process research and development was included in our results for the fiscal year ended March 31, 2002, which represents the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility and have no alternative future use.

      Comsat Laboratories specializes in broadband satellite network terminals designed to extend the reach and functionality of networks using a variety of flexible, multi-protocol products. The terminals support high-speed voice, video, data, multimedia and Internet connections under the LINKWAYTM and LinkStarTM brand names. We expect the acquisition to augment our position in core satellite networks and communications systems business.

U.S. Monolithics, LLC

      On December 12, 2001, we acquired all outstanding preferred units of U.S. Monolithics, LLC (“USM”), from Wildblue Communications, Inc. pursuant to a Unit Purchase Agreement dated December 12, 2001 (the “Wildblue Agreement”). The preferred units comprise approximately 35% of the outstanding equity interests of USM. On January 4, 2002 we completed the USM acquisition by acquiring all of the outstanding common units of USM pursuant to a Unit Purchase Agreement dated December 14, 2001. The aggregate purchase price for the preferred and common units of USM was approximately $30.9 million (including acquisition

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs). The purchase price consisted of approximately $9.2 million in cash, a credit of $3.5 million against certain payment obligations of Wildblue under a commercial agreement that we entered into with Wildblue concurrently with the signing of the Wildblue Agreement, $602,000 for value of options acquired (see Note 6) and 1,163,190 shares of our common stock valued at approximately $17.1 million based on the average price of our common stock a few days before and a few days after the announcement.

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

      The fair value of assets acquired and liabilities assumed for each acquisition is as follows:

	Comsat Laboratories	U.S. Monolithics

	(In thousands)
Cash	$—	$580
Accounts receivable	3,328	121
Inventory	2,000	—
Property, plant and equipment	1,316	1,498
Amortizable intangible assets (see Note 4)	13,000	18,800
Goodwill	1,386	11,451
Acquired in-process research and development	2,500	50
Other assets	53	45
Liabilities	(2,003)	(1,733)

Total	$21,580	$30,812

      The following unaudited pro forma information presents a summary of consolidated results with pro forma adjustments to give effect to amortization of intangibles and certain other adjustments, but not goodwill, together with related income tax effect. The pro forma results for the year ended March 31, 2002 include $2.5 million of in-process research and development costs that are considered nonrecurring. The assets purchased from Comsat Corporation did not comprise a division or business unit of Comsat Corporation until October 2000. Therefore, accounting records are not available to prepare pro forma consolidated results for the year ended March 31, 2001 to include Comsat Laboratories. Therefore, the pro forma results for the year ended March 31, 2001 include only the results of US Monolithics and the pro forma results for the year ended March 31, 2002 include the results of both US Monolithics and Comsat Laboratories as if the acquisitions had occurred at the beginning of the respective fiscal years March 31, 2001 and 2002. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

occurred as of the beginning of the periods presented, or that may be obtained in the future.

	Years Ended March 31,

	2001	2002

	(In thousands,
	except share data)
Revenues	$165,096	$200,297
Net income (loss)	$6,786	$(3,346)
Earnings (loss) per share
Basic	$.30	$(.14)
Diluted	$.29	$(.14)
Weighted average number of shares
Basic	22,542,205	24,233,481
Diluted	23,700,172	24,233,481

Note 3 —	Composition of Certain Balance Sheet Captions

	March 31,	March 31,
	2002	2003

	(In thousands)
Cash and cash equivalents:
Cash	$4,494	$4,103
Investments in debt securities	1,970	8

	$6,464	$4,111

Accounts receivable, net:
Billed	$39,081	$41,724
Unbilled	41,576	39,911
Allowance for doubtful accounts	(487)	(673)

	$80,170	$80,962

Inventory:
Raw materials	$13,268	$15,083
Work in process	9,906	2,323
Finished goods	6,942	12,352

	$30,116	$29,758

Prepaid expenses and other current assets:
Income taxes receivable	$2,792	$4,162
Prepaid expenses	2,762	1,616
Other	1,789	237

	$7,343	$6,015

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	March 31,
	2002	2003

	(In thousands)
Other intangible assets:
Technology	$26,770	$26,770
Contracts and relationships	9,736	9,736
Non-compete agreement	7,950	7,950
Other intangibles	6,875	6,875

	51,331	51,331
Less accumulated amortization	(7,409)	(15,857)

	$43,922	$35,474

Property and equipment:
Machinery and equipment	$30,131	$32,567
Computer equipment and software	15,783	23,752
Furniture and fixtures	2,030	3,130
Construction in progress	5,161	5,225

	53,105	64,674
Less accumulated depreciation	(21,988)	(31,065)

	$31,117	$33,609

Other assets:
Capitalized software costs, net	$12,313	$16,561
Prepaid satellite services	2,500	—
Deferred income taxes	1,172	5,672
Other	964	1,102

	$16,949	$23,335

Accrued liabilities:
Current portion of warranty reserve	$494	$1,157
Accrued vacation	3,284	3,539
Accrued bonus	1,952	—
Accrued 401(k) matching contribution	2,288	—
Collections in excess of revenues	6,090	11,646
Other	3,688	2,694

	$17,796	$19,036

Note 4 —	Accounting for Goodwill and Intangible Assets

      We account for our goodwill under SFAS No. 142. The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the business units that have goodwill assigned to them. We estimate the fair values of the business units using discounted cash flows. The cash flow forecasts are adjusted by an appropriate discount rate. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

step, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment. The first step, which was our identification of any impairment of goodwill as of April 1, 2002, resulted in no impairment of goodwill for the adoption of SFAS No. 142. Since step two was required only if step one reveals an impairment, we were not required to complete step two and the transitional impairment testing was completed.

      The annual test of impairment as required by SFAS No. 142 was completed in the fourth quarter of our fiscal year. In applying the first step, which is identification of any impairment of goodwill as of the test date, no impairment of goodwill resulted. Since step two is required only if step one reveals an impairment, we were not required to complete step two and the annual impairment testing was complete.

      We will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal year or more frequently if specific events occur. In assessing the value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the reporting units. If these estimates or their related assumptions change in the future, we may be required to record impairment charges that would negatively impact operating results.

      A reconciliation of results of operations adjusted to exclude amortization expense net of tax related to goodwill (including Acquired workforce) assuming adoption of SFAS 142 on April 1, 2000 is as follows:

	Years Ended March 31,

	2001	2002	2003

	(In thousands, except per share data)
Reported net income (loss)	$10,265	$2,157	$(9,632)
Goodwill amortization	958	1,046	—

Adjusted net income (loss)	$11,223	$3,203	$(9,632)

Basic net income (loss) per share
Reported net income (loss)	$.48	$.09	$(.37)
Goodwill amortization	.04	.05	—

Adjusted net income (loss)	$.52	$.14	$(.37)

Diluted net income (loss) per share
Reported net income (loss)	$.46	$.09	$(.37)
Goodwill amortization	.04	.04	—

Adjusted net income (loss)	$.50	$.13	$(.37)

Shares used in per share calculation
Basic	21,379,015	23,071,840	26,015,702

Diluted	22,536,982	23,953,664	26,015,702

      The intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years. The technology intangible asset has several components with estimated useful lives of six to nine years, contracts and relationships intangible asset has several components with estimated useful lives of three to nine years, non-compete agreements have useful lives of three to five years and other amortizable assets has several components with estimated useful lives of two to ten years. The amortization expense was

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$7.0 million and $8.4 million for the years ended March 31, 2002 and 2003, respectively. The estimated amortization expense for the next five years is as follows:

Amortization

(In thousands)
Expected for fiscal year 2004	$7,842
Expected for fiscal year 2005	6,642
Expected for fiscal year 2006	6,048
Expected for fiscal year 2007	5,378
Expected for fiscal year 2008	4,508

      Below is the allocation of the intangible assets from acquisitions, including goodwill, and the accumulated amortization as of March 31, 2002 and 2003:

					Accumulated
					Amortization
					as of March 31,
	Satellite	Comsat	U.S.
	Networks	Laboratories	Monolithics	Total	2002	2003

	(In thousands)
Intangible Assets
Existing Technology	$9,845	$3,850	$13,075	$26,770	$3,369	$7,168
Contracts and relationships	9,686	—	50	9,736	2,162	3,264
Non-compete agreements	—	5,350	2,600	7,950	1,320	3,623
Other amortizable assets	—	3,800	3,075	6,875	558	1,802

Total intangible assets	19,531	13,000	18,800	51,331	7,409	15,857
Goodwill
Acquired workforce	5,477	—	—	5,477	2,101	2,101
Goodwill	4,517	1,386	11,451	17,354	1,238	1,238

Total goodwill	9,994	1,386	11,451	22,831	3,339	3,339

Totals intangible assets and goodwill	$29,525	$14,386	$30,251	$74,162	$10,748	$19,196

The changes in the carrying amount of goodwill during the period:

(In thousands)
Balance of goodwill acquired at March 31, 2002	$19,456
Adjustment to goodwill for additional acquisition costs incurred	36
Amount of impairment losses recognized	—

Balance of goodwill acquired at March 31, 2003	$19,492

Note 5 —	Line of Credit

      On February 10, 2003, we executed an Amended and Restated Revolving Loan Agreement of $20 million with Union Bank of California and Comerica Bank — California. Under the revolving facility we have the option to borrow at the bank’s prime rate or at LIBOR plus, in each case, an applicable margin. The revolving facility contains financial covenants that set maximum debt to EBITDA limits, minimum quarterly EBITDA limits, minimum quick ratio limit and a minimum tangible net worth limit. The borrowing commitment is also limited by ViaSat’s level of accounts receivable and inventory. The revolving facility’s maturity date is September 30, 2003 and is collateralized by cash, accounts receivable and inventory of ViaSat. At March 31,

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003, the total outstanding borrowings under the revolving facility were $10.0 million and amounts outstanding under standby letters of credit were $4.4 million, leaving borrowing availability under the revolving facility of $5.6 million.

Note 6 — Common Stock and Options

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

      In July 1993, the Company adopted the 1993 Stock Option Plan (the “Plan”) which authorizes 1,467,000 shares to be granted no later than July 2003. In November 1996, the Plan was terminated and replaced by the ViaSat, Inc. 1996 Equity Participation Plan (the “1996 Equity Participation Plan”). The options granted under this plan have an exercise price equal to the market value of the underlying common stock on the date of grant. No options have been issued under the Plan since July 1996.

      In November 1996, the Company adopted the 1996 Equity Participation Plan. The 1996 Equity Participation Plan provides for the grant to executive officers, other key employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards. In September 2000, the Company amended the 1996 Equity Participation Plan to increase the maximum number of shares reserved for issuance under this plan from 2,500,000 shares to 6,100,000 shares. As of March 31, 2003, the Company had granted options to purchase 5,367,596 shares of common stock under this plan with vesting terms of three to five years which are exercisable for up to ten years from the grant date or up to five years from the date of grant for a ten percent owner.

      In November 1996, the Company adopted the ViaSat, Inc. Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) to assist employees in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. A maximum of 1,000,000 shares of common stock are reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of March 31, 2003, the Company had issued 662,989 shares of common stock under this plan.

      In January 2002, the Company assumed the U.S. Monolithics 2000 Incentive Plan (the “USM Plan”) which was amended and restated January 2002. Pursuant to such assumption, all options granted under the USM Plan were converted into options to purchase common stock of the Company. The number of shares of common stock reserved for issuance under this plan is 203,000. As of March 31, 2003, options to purchase 121,578 shares of common stock had been granted under this plan, 44,418 of which were converted from previously issued U.S. Monolithics options. The options granted under this plan have an exercise price equal to the market value of the underlying common stock on the date of grant.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Transactions under the Company’s stock option plans are summarized as follows:

			Weighted Average
	Number	Exercise Price	Exercise Price
	of Shares	Per Share	Per Share

Outstanding at March 31, 2000	2,178,802	.68 – 43.82	8.50
Options granted	2,136,800	9.95 – 27.94	20.42
Options canceled	(165,383)	3.69 – 26.16	14.00
Options exercised	(324,075)	.68 – 8.33	3.82

Outstanding at March 31, 2001	3,826,144	2.05 – 43.82	15.31
Options assumed from USM Plan	44,418	8.94 – 8.94	8.94
Options granted	985,150	9.96 – 21.75	15.55
Options canceled	(293,301)	5.86 – 36.56	19.89
Options exercised	(174,670)	2.05 – 8.56	4.85

Outstanding at March 31, 2002	4,387,741	4.25 – 43.82	15.41
Options granted	922,249	4.70 – 12.95	10.37
Options canceled	(242,123)	7.77 – 26.16	19.11
Options exercised	(32,250)	5.78 – 8.94	6.81

Outstanding at March 31, 2003	5,035,617	4.25 – 43.82	14.37

      All options issued under the Company’s stock option plans have an exercise price equal to the fair market value of the Company’s stock on the date of the grant.

      The following table summarizes all options outstanding and exercisable by price range as of March 31, 2003:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life-years	Price	Exercisable	Price

$ 4.25 – 5.86	621,355	5.68	$5.14	518,055	$5.27
6.06 – 7.77	614,912	5.19	7.18	563,212	7.23
8.07 – 8.94	127,953	6.35	8.52	96,645	8.55
9.37 – 10.73	876,099	9.81	10.66	19,437	9.93
11.40 – 13.16	511,752	8.74	13.07	127,360	13.10
13.50 – 18.54	507,454	7.75	15.19	230,579	15.20
18.71 – 21.83	231,168	8.16	20.78	74,449	20.76
22.03 – 22.03	1,281,224	7.49	22.03	773,189	22.03
22.10 – 36.35	257,700	6.73	25.72	207,603	25.82
43.82 – 43.82	6,000	1.93	43.82	6,000	43.82

4.25 – 43.82	5,035,617	7.50	14.38	2,616,529	14.22

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan to one individual. Non-cash compensation of $134,000 related to this modification of vesting was recorded in the fiscal year ended March 31, 2001.

Note 7 — Shares Used in Earnings Per Share Calculations

	Years Ended March 31,

	2001	2002	2003

Weighted average common shares outstanding used in calculating basic net income (loss) per share	21,379,015	23,071,840	26,015,702
Weighted average options to purchase common stock as determined by application of the treasury stock method	1,148,430	879,291	—
Employee Stock Purchase Plan equivalents	9,537	2,533	—

Shares used in computing diluted net income (loss) per share	22,536,982	23,953,664	26,015,702

      Antidilutive shares relating to stock options excluded from the calculation were 1,262,564, 2,252,224 and 3,437,227 shares for the fiscal years ended March 31, 2001, 2002, and 2003, respectively.

Note 8 — Income Taxes

      The provision for income taxes includes the following:

	Years Ended March 31,

	2001	2002	2003

	(In thousands)
Current tax provision (benefit)
Federal	$2,629	$(1,997)	$(5,363)
State	—	—	(454)
Foreign	1,063	556	142

	3,692	(1,441)	(5,675)

Deferred tax (benefit) provision
Federal	(137)	52	(2,669)
State	(80)	(1,623)	(3,089)
Foreign	(53)	53	—

	(270)	(1,518)	(5,758)

Total provision (benefit) for income taxes	$3,422	$(2,959)	$(11,433)

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the Company’s net deferred tax assets are as follows:

	As of March 31,

	2002	2003

	(In thousands)
Deferred tax assets:
Warranty reserve	$349	$954
Inventory reserve	1,666	1,672
Accrued vacation	999	1,076
Net operating loss carryforward	—	5,057
Property and equipment and intangible assets	(402)	(4,440)
Tax credits	1,018	5,466
Joint venture	251	31
Other	215	97

Net deferred tax assets	$4,096	$9,913

      A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Years Ended March 31,

	2001	2002	2003

	(In thousands)
Tax expense (benefit) at statutory rate	$4,690	$(281)	$(7,373)
State tax provision, net of federal benefit	(223)	(218)	(1,227)
Tax credits	(928)	(2,439)	(3,167)
Other	(117)	(21)	334

	$3,422	$(2,959)	$(11,433)

      As of March 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $13.9 million and $4.1 million, respectively, which begin to expire in 2023 and 2014, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $3.2 million and $2.8 million, respectively, that begin to expire in 2021 for federal purposes and do not expire for state purposes. If the Company has an “ownership change” as defined under Internal Revenue Code section 382, it may have an annual limitation on the utilization of its net operating loss and tax credit carryovers.

Note 9 — Employee Benefits

      The Company has a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code. The Company may make discretionary contributions to the plan which vest equally over six years. Employees who are at least 18 years of age are eligible to participate in the plan. Participants are entitled, upon termination or retirement, to their vested portion of the plan assets which are held by an independent trustee. Discretionary contributions accrued by the Company during fiscal years 2001 and 2002 amounted to $1.8 million and $2.3 million, respectively. The Company did not record a discretionary contribution for fiscal year 2003. The cost of administering the plan is not significant.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Commitments

      The Company leases office facilities under noncancelable operating leases with initial terms ranging from one to ten years which expire between June 2003 and December 2009. Certain of the Company’s facilities leases contain option provisions which allow for extension of the lease terms. Rent expense, which is recognized on a straight-line basis, was $4.2 million, $5.2 million and $6.9 million in fiscal years 2001, 2002 and 2003, respectively.

      Future minimum lease payments are as follows:

Year Ending March 31,
(In thousands)
2004	$5,304
2005	4,895
2006	2,788
2007	2,570
2008	2,570
Thereafter	4,284

$22,411

      Capital lease obligations of $141,000 due in the fiscal year ended March 31, 2004 are included in other accrued liabilities. The capital lease obligations were assumed in the acquisition of U.S. Monolithics and are secured by tangible personal property of U.S. Monolithics. The net fixed assets included in property plant and equipment subject to the capital lease obligations were $899,000 at March 31, 2002 and $625,000 at March 31, 2003.

Note 11 — Contingencies

      The Company is currently a party to various government and commercial contracts which require the Company to meet performance covenants and project milestones. Under the terms of these contracts, failure by the Company to meet such performance covenants and milestones permit the other party to terminate the contract and, under certain circumstances, recover liquidated damages or other penalties. The Company is currently not in compliance (or in the past was not in compliance) with the performance or milestone requirements of certain of these contracts. Historically, the Company’s customers have not elected to terminate such contracts or seek liquidated damages from the Company and management does not believe that its existing customers will do so; therefore, the Company has not accrued for any potential liquidated damages or penalties. However, there can be no assurance that our customers will not elect to terminate such contracts or seek liquidated damages or penalties from us in the future.

      On October 23, 2002, ViaSat sent Scientific-Atlanta a claim for indemnification under the terms of the asset purchase agreement related to the acquisition of Scientific-Atlanta’s satellite networks business in April 2000. On November 14, 2002, Scientific-Atlanta filed a complaint (United States District Court, Northern District of Georgia, Atlanta Division) for declaratory judgment seeking to resolve ViaSat’s claim for indemnification through litigation. In response to Scientific-Atlanta’s complaint, on January 15, 2003, ViaSat filed a formal claim against Scientific-Atlanta for, among other things, fraud, breach of warranty, contractual and equitable indemnification, and breach of the duty of good faith and fair dealing. The parties are currently engaged in discovery. ViaSat intends to vigorously prosecute its claims.

Note 12 — Product Warranty

      We provide limited warranties on most of our products for periods of up to five years. We record a liability for our warranty obligations when products are shipped based upon an estimate of expected warranty costs.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts expected to be incurred within twelve months are classified as a current liability. For mature products the warranty costs estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failure that may occur. It is possible that our underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in our warranty accrual in fiscal years 2001, 2002 and 2003.

	Years Ended March 31,

	2001	2002	2003

	(In thousands)
Balance, beginning of period	$1,049	$1,332	$1,498
Acquisitions	1,015	515	—
Change in liability for warranties issued in period	809	888	1,613
Settlements made (in cash or in kind) during the period	(1,541)	(1,237)	(784)

Balance, end of period	$1,332	$1,498	$2,327

Note 13 — Immeon Networks, L.L.C.

      In January 2001 the Company and Loral Skynet formed a 50-50 joint venture named Immeon Networks, L.L.C. (Immeon). The Company accounts for its investment under the equity method because the Company had significant influence, but not control, of the operations of Immeon. During periods of operating losses of Immeon, those losses are allocated to the Company and Loral Skynet according to each venture’s contribution to Immeon. Upon the obtainment of profitability by Immeon, contributions previously provided by the joint venturers will be reimbursed based on the allocation of profits. Once all contributions have been fully reimbursed to the respective venturer, each venturer is entitled to 50% of the net profits of Immeon, subject to certain adjustments. To date the Company has been the significant provider of services to Immeon. As such, in accordance with the terms of the joint venture agreement, these services are considered contributions to Immeon for the purposes of determining the allocation of the net loss of Immeon to the venturers. The Company’s share of the operating losses of Immeon for fiscal years 2001, 2002 and 2003 of $558,000, $2.8 million and $1.7 million, respectively, represent the substantial portion of the net losses of Immeon. The Company’s share of the net losses of Immeon is limited to the extent of the Company’s investment (including contributions in the form of services) in, advances to and financial guarantees that create additional basis in Immeon. The Company’s share of losses and advances to Immeon have reduced our investment, including contributions in the form of services, to zero. We maintain an obligation to provide service to Immeon customers through the end of its customer contracts in 2004.

Note 14 — Segment Information

      Operating segments are determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. We are organized primarily on the basis of products with commercial and government (defense) communication applications. The nature of our products and their potential uses will occasionally create a situation where a commercially developed product will be sold to a customer and the customer is the government or the customer’s end user is the government or when a product developed for the government is sold to customers for commercial applications. For segment reporting, the revenues and operating profits generated from these products are recorded in the segment of the segment’s primary business. The following table summarizes revenues and operating profits by operating segment for the fiscal years ended March 31, 2001, 2002 and 2003. Certain corporate general and administrative costs, amortization of intangible assets and charges of acquired in-process research and development are not allocated to either segment and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit. Assets are not tracked by

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating segment. Consequently, it is not practical to show assets by operating segments. Depreciation expense is allocated to operating segments as an overhead charge based on direct labor dollars within the operating segments.

	Years Ended March 31,

	2001	2002	2003

	(In thousands)
Revenues
Commercial	$101,942	$132,890	$102,694
Government	62,410	62,738	82,328

Total revenues	164,352	195,628	185,022
Operating profits
Commercial	8,968	3,405	(20,362)
Government	9,278	8,485	11,613

Segment operating profit (loss) before corporate and other	18,246	11,890	(8,749)
Corporate	551	(397)	(1,343)
Amortization of intangibles	(3,789)	(6,959)	(8,448)
Acquired in-process research and development	(2,334)	(2,550)	—

Total operating profits (losses)	$12,674	$1,984	$(18,540)

      Revenue information by geographic area for the fiscal years ended March 31, 2001, 2002 and 2003 is as follows:

	Years Ended March 31,

	2001	2002	2003

	(In thousands)
North America	$130,011	$143,702	$146,614
Europe	15,375	25,499	22,176
Asia Pacific	17,198	24,469	14,942
Latin America	1,768	1,958	1,290

	$164,352	$195,628	$185,022

      We distinguish revenues from external customers by geographic areas based on customer location.

      The net book value of long-lived assets located outside the United States was $818,000, $534,000 and $235,000 at March 31, 2001, 2002 and 2003, respectively.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended March 31, 2003

	Allowance	Allowance
	for Doubtful	for Warranty
Date	Accounts	Costs	Total

	(In thousands)
Balance, March 31, 2000	$—	$1,049	$1,049
Satellite Networks acquisition	439	1,015	1,454
Provision	316	809	1,125
Write-off	(439)	(1,541)	(1,980)

Balance, March 31, 2001	$316	$1,332	$1,648
Comsat Laboratories acquisition	55	515	570
Provision	5,046	888	5,934
Write-off	(4,930)	(1,237)	(6,167)

Balance, March 31, 2002	$487	$1,498	$1,985
Provision	475	1,613	2,088
Write-off	(289)	(784)	(1,073)

Balance, March 31, 2003	$673	$2,327	$3,000