Form 10-Q
period 2003-07-04
VIASAT INC
filed 2003-08-15
CIK 797721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 4, 2003.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________to _________________.

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

     The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of August 8, 2003 was 26,231,087.

VIASAT, INC.

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	March 31, 2003	July 4, 2003

Assets
Current assets:
Cash and cash equivalents	$4,111	$5,850
Short-term investments	158	159
Accounts receivable, net	80,962	85,770
Inventory	29,758	31,610
Deferred income taxes	4,241	4,847
Prepaid expenses and other current assets	6,015	9,617

Total current assets	125,245	137,853
Goodwill	19,492	19,492
Other intangible assets, net	35,474	33,515
Property and equipment, net	33,609	32,317
Other assets	23,335	22,991

Total assets	$237,155	$246,168

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,983	$24,368
Accrued liabilities	19,036	26,103
Line of credit	9,950	7,950

Total current liabilities	50,969	58,421
Other liabilities	1,847	2,239

Total liabilities	52,816	60,660

Contingencies (Note 8)
Minority interest in consolidated subsidiary	452	485

Stockholders’ equity:
Common stock	3	3
Paid in capital	154,293	155,108
Retained earnings	29,853	30,316
Unearned compensation	(35)	(13)
Accumulated other comprehensive income (loss)	(227)	(391)

Total stockholders’ equity	183,887	185,023

Total liabilities and stockholders’ equity	$237,155	$246,168

See accompanying notes to condensed consolidated financial statements

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	June 30, 2002	July 4, 2003

Revenues	$42,863	$59,264
Cost of revenues	29,364	43,293

Gross profit	13,499	15,971
Operating expenses:
Selling, general and administrative	8,738	10,324
Independent research and development	5,698	3,718
Amortization of intangible assets	2,111	1,960

Income (loss) from operations	(3,048)	(31)
Other income (expense):
Interest income	14	1
Interest expense	(125)	(167)
Minority interest	(4)	(48)
Equity in loss of joint venture	(529)	(32)

Income (loss) before income taxes	(3,692)	(277)
Provision (benefit) for income taxes	(2,110)	(740)

Net income (loss)	$(1,582)	$463

Basic net income (loss) per share	$(0.06)	$0.02

Diluted net income (loss) per share	$(0.06)	$0.02

Shares used in computing basic net income (loss) per share	25,912	26,139

Shares used in computing diluted net income (loss) per share	25,912	26,858

See accompanying notes to condensed consolidated financial statements

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	June 30, 2002	July 4, 2003

Cash flows from operating activities:
Net income (loss)	$(1,582)	$463
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,430	2,642
Amortization of intangible assets and software	2,376	2,415
Deferred income taxes	(408)	(832)
Equity in loss of joint venture	529	32
Minority interest in consolidated subsidiary	(7)	33
Non-cash compensation	35	(5)
Increase (decrease) in cash resulting from changes in, net of effects of acquisitions:
Accounts receivable	71	(4,702)
Inventory	(3,937)	(1,478)
Other assets	301	(3,480)
Accounts payable	3,974	2,409
Accrued liabilities	(5,369)	7,069
Other liabilities	14	(312)

Net cash provided by (used in) operating activities	(1,573)	4,254

Cash flows from investing activities:
Investment in joint venture	(529)	(32)
Purchases of short-term investments, net	—	(1)
Investment in capitalized software	(1,971)	—
Purchases of property and equipment, net	(3,661)	(1,346)

Net cash used in investing activities	(6,161)	(1,379)

Cash flows from financing activities:
Proceeds from (repayment of) line of credit, net	8,450	(2,000)
Net proceeds from issuance of common stock, net of issuance costs	718	842

Net cash provided by (used in) financing activities	9,168	(1,158)
Effect of exchange rate changes on cash	22	22

Net increase in cash and cash equivalents	1,456	1,739
Cash and cash equivalents at beginning of period	6,464	4,111

Cash and cash equivalents at end of period	$7,920	$5,850

See accompanying notes to condensed consolidated financial statements

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share data)

	Common Stock					Accumulated
						Other
	Number of		Paid in	Retained	Unearned	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Total	Income (Loss)

Balance at March 31, 2003	26,130,443	$3	$154,293	$29,853	$(35)	$(227)	$183,887
Exercise of stock options	24,302		163				163
Issuance of stock under Employee Stock Purchase Plan	67,317		679				679
Forfeited unexercised options			(27)				(27)
Amortization of stock based compensation					22		22
Net income				463			463	$463
Foreign currency translation						(164)	(164)	(164)

Comprehensive income (loss)								$299

Balance at July 4, 2003	26,222,062	$3	$155,108	$30,316	$(13)	$(391)	$185,023

See accompanying notes to condensed consolidated financial statements

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

     The accompanying condensed consolidated balance sheet as of July 4, 2003, the condensed consolidated statements of operations for the three months ended June 30, 2002 and July 4, 2003, the condensed consolidated statements of cash flows for the three months ended June 30, 2002 and July 4, 2003, and the condensed consolidated statement of stockholders’ equity for the three months ended July 4, 2003 have been prepared by the management of ViaSat, Inc., and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended March 31, 2003 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2003 included in our 2003 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

     Our consolidated financial statements include the assets, liabilities and results of operations of TrellisWare Technologies, Inc., a majority owned subsidiary of ViaSat. All significant intercompany amounts have been eliminated.

     We have adopted a 52- or 53-week fiscal year beginning with our fiscal year 2004. All references to a fiscal year refer to the fiscal year ending on the Friday closest to March 31 of the specified year. For example, references to fiscal year 2004 refer to the fiscal year ending on April 2, 2004. Our quarters for fiscal year 2004 end on July 4, 2003, October 3, 2003, January 2, 2004 and April 2, 2004.

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

Stock-based Compensation

     Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure an Amendment of FASB Statement No. 123”, amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     At July 4, 2003, we had stock-based compensation plans from which incentive stock options may be granted to our key employees and non-qualified stock options may be granted to key employees, directors, officers, independent contractors, and consultants. We measure compensation expense for options issued to employees, directors and officers under those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” Generally, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation charges related to other non-employee stock-based compensation are measured using fair value models.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The estimated fair value of options is amortized to expense over the vesting period. We elect to use the disclosure only provisions of SFAS 123. Had compensation expense for employees, directors and officer stock options been determined based on the fair value of the options on the date of the grant, net income (loss) and net income (loss) per share would have resulted in the pro forma information presented below for the three months ended June 30, 2002, and July 4, 2003:

	Three Months Ended

	June 30, 2002	July 4, 2003

	(In thousands, except per share data)
Net income (loss) as reported	$(1,582)	$463
Stock based compensation included in net income (loss)	35	22
Stock based employee compensation expense under fair value based method	(3,282)	(3,462)

Pro forma net income (loss)	$(4,829)	$(2,977)
Basic earnings (loss) per share
As reported	$(0.06)	$0.02
Pro forma	$(0.19)	$(0.11)
Diluted earnings (loss) per share
As reported	$(0.06)	$0.02
Pro forma	$(0.19)	$(0.11)

     These pro forma amounts may not be representative of future costs since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

Recent Accounting Pronouncements

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

     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to SFAS No. 123, which provides alternative transition methods to the expensing of employee stock-based compensation under SFAS No. 123. We are not required to adopt the fair value method prescribed by SFAS No. 123 and, accordingly, will continue to account for stock-based compensation under the intrinsic value method in accordance with APB Opinion No. 25. SFAS No. 148 also requires new disclosure requirements that are incremental to SFAS No. 123, which have been included in Note 1 to our condensed consolidated financial statements under “Stock-based Compensation.”

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) — “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. We do not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. Management is in the process of evaluating the impact of adopting this pronouncement as it relates to our investment in Immeon Networks, LLC (Immeon), and believes that it is likely that such investment will be required to be consolidated commencing in our second fiscal quarter ended October 3, 2003. The effect of consolidating Immeon is not expected to be material to our consolidated financial position, results of operations and cash flows.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. We do not expect the adoption of this statement to have a material effect on our operating results or financial position.

Note 2 - Revenue Recognition

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

     Contract costs with the U. S. Government and its prime contractors, including indirect costs, are subject to audit by and negotiations with U.S. Government representatives. These audits have been completed and agreed upon through fiscal year 1998. Contract revenues and accounts receivable are stated at amounts which are expected to be realized upon final settlement. While we believe that the results of such audit will not have a material effect on our financial position or results of operations, there can be no assurance that an adjustment will not be made and that, if made, any such adjustment will not have a material effect on our financial position, cash flows, or results of operations.

Note 3 - Earnings Per Share

     Potential common stock of 544,769 and 718,846 shares for the three months ended June 30, 2002 and July 4, 2003, respectively, were used to calculate diluted earnings per share. Antidilutive shares excluded from the calculation were 3,052,502 and 2,752,962 shares for the three months ended June 30, 2002 and July 4, 2003, respectively. Potential common stock are primarily comprised of options granted under our stock option plans.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 — Composition of Certain Balance Sheet Captions (in thousands)

	March 31,	July 4,
	2003	2003

Cash and cash equivalents:
Cash	$4,103	$5,850
Investments in debt securities	8	0

	$4,111	$5,850

Accounts receivable, net:
Billed	$41,724	$46,879
Unbilled	39,911	39,564
Allowance for doubtful accounts	(673)	(673)

	$80,962	$85,770

Inventory:
Raw materials	$15,083	$15,264
Work in process	2,323	6,005
Finished goods	12,352	10,341

	$29,758	$31,610

Prepaid expenses and other current assets:
Income taxes receivable	$4,162	$4,161
Prepaid expenses	1,616	5,180
Other	237	276

	$6,015	$9,617

Other intangible assets:
Technology	$26,770	$26,770
Contracts and relationships	9,736	9,736
Non-compete agreement	7,950	7,950
Other intangibles	6,875	6,875

	51,331	51,331
Less accumulated amortization	(15,857)	(17,816)

	$35,474	$33,515

Property and equipment:
Machinery and equipment	$32,567	$34,379
Computer equipment and software	23,752	24,214
Furniture and fixtures	3,130	3,138
Construction in progress	5,225	4,236

	64,674	65,967
Less accumulated depreciation	(31,065)	(33,650)

	$33,609	$32,317

Other assets:
Capitalized software costs, net	$16,561	$16,105
Deferred income taxes	5,672	5,898
Other	1,102	988

	$23,335	$22,991

Accrued liabilities:
Current portion of warranty reserve	$1,157	$1,535
Accrued vacation	3,539	3,769
Accrued bonus	—	1,481
Accrued 401(k) matching contribution	—	626
Collections in excess of revenues	11,646	16,015
Other	2,694	2,677

	$19,036	$26,103

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5 – Accounting for Goodwill and Intangible Assets

     We account for our goodwill under SFAS No. 142. The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the business units that have goodwill assigned to them. We estimate the fair values of the business units using discounted cash flows. The cash flow forecasts are adjusted by an appropriate discount rate. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment.

     We will make assessments of impairment on an annual basis in the fourth quarter of our fiscal year or more frequently if specific events occur. In assessing the value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the reporting units. If these estimates or their related assumptions change in the future, we may be required to record impairment charges that would negatively impact operating results.

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

     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization

For the three months ended July 4, 2003	$1,960
Expected for the remainder of fiscal year 2004	5,882
Expected for fiscal year 2005	6,642
Expected for fiscal year 2006	6,048
Expected for fiscal year 2007	5,378
Expected for fiscal year 2008	4,508

Note 6 — Notes Payable and Line of Credit

     On August 12, 2003, we executed an amendment to our Amended and Restated Revolving Loan Agreement with Union Bank of California and Comerica Bank – California, extending the maturity date from September 30, 2003 to September 30, 2004 and increasing the commitment from $20 million to $30 million. Under the revolving facility we have the option to borrow at the bank’s prime rate or at LIBOR plus, in each case, an applicable margin based on the ratio of our total debt to EBITDA (income from operations plus depreciation and amortization). The revolving facility contains financial covenants that set maximum debt to EBITDA limits, minimum quarterly EBITDA limits, minimum quick ratio limit and a minimum tangible net worth limit. The borrowing commitment is also limited by ViaSat’s level of accounts receivable and inventory. The revolving loan facility is collateralized by cash, accounts receivable and inventory of ViaSat. At July 4, 2003, the total outstanding borrowings under the revolving facility were $8.0 million and amounts outstanding under standby letters of credit were $5.7 million, leaving borrowing availability under the revolving facility of $6.3 million. If the increased commitment to $30 million was in place at July 4, 2003, the borrowing availability under the revolving loan facility would have been $16.2 million at July 4, 2003.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7 — Product Warranty

     We provide limited warranties on most of our products for periods of up to five years. We record a liability for our warranty obligations when products are shipped based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products the warranty costs estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failure that may occur. It is possible that our underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in our warranty accrual during the three month period ended July 4, 2003 (in thousands).

For the three months
ended July 4, 2003
Balance, March 31, 2003	$2,327
Change in liability for warranties issued in period	1,039
Settlements made (in cash or in kind) during the period	(263)

Balance, July 4, 2003	$3,103

Note 8 — Contingencies

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

     On October 23, 2002, ViaSat sent Scientific-Atlanta, Inc. a claim for indemnification under the terms of the asset purchase agreement related to the acquisition of Scientific-Atlanta’s satellite networks business (“the Satellite Networks Business”) in April 2000. On November 14, 2002, Scientific-Atlanta filed a complaint (United States District Court, Northern District of Georgia, Atlanta Division) for declaratory judgment seeking to resolve ViaSat’s claim for indemnification through litigation. In response to Scientific-Atlanta’s complaint, on January 15, 2003, ViaSat filed a formal claim against Scientific-Atlanta for, among other things, fraud, breach of warranty, contractual and equitable indemnification, and breach of the duty of good faith and fair dealing. The parties are currently engaged in discovery. ViaSat intends to vigorously prosecute its claims.

Note 9 — Immeon Networks, L.L.C.

     In January 2001, ViaSat and Loral Skynet formed Immeon a joint venture. We account for our investment under the equity method because we have significant influence, but not control, of the operations of Immeon. During periods of operating losses of Immeon, those losses are allocated to ViaSat and Loral Skynet according to each venture’s contribution to Immeon. If Immeon attains profitability in the future, contributions previously provided by the joint venturers will be reimbursed based on the allocation of profits. Once all contributions have been fully reimbursed to the respective venturer, each venturer is entitled to 50% of the net profits of Immeon, subject to certain adjustments. To date, we have provided services to Immeon. As such, in accordance with the terms of the joint venture agreement, the services are considered contributions to Immeon for the purposes of determining the allocation of the net loss of Immeon to the venturers. Our share of the operating losses of Immeon for the three months ended June 30, 2002 of $529,000 and for the three months July 4, 2003 of $32,000 represent the substantial portion of the net losses of Immeon. Our share of the net losses of Immeon is limited to the extent of our investment in (including contributions in the form of services), advances to and financial guarantees that create additional basis in Immeon. Our share of losses and advances to Immeon has reduced our investment, including contributions in the form of services, to zero. We maintain an obligation to provide service to Immeon customers through the end of its customer contracts in February 2005. Loral has indicated it plans to withdraw from the Immeon venture, subject to its continuing obligations to provide customer bandwidth.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10 — Income Taxes

     In calculating the income tax benefit for the three months ended June 30, 2002 and July 4, 2003 we applied a 40% tax rate to the loss before income taxes and combined the result with the research and development tax credit estimated for the period. Our estimated annual effective rate for the fiscal year is influenced by the amount of research and development tax credit relative to the loss before income taxes. Since the research and development tax credit is not variable to income, fluctuations in estimated annual income before income taxes can cause disproportionate changes in the tax provision (benefit).

Note 11 — Segment Information

     Operating segments are determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. We are organized primarily on the basis of products with commercial and government (defense) communication applications. The nature of our products and their potential uses will occasionally create a situation where a commercially developed product will be sold to customers for government applications or when a product developed for the government is sold to customers for commercial applications. For segment reporting, the revenues and operating profits generated from these products are recorded in the segment of the segment’s primary business. The following table summarizes revenues and operating profits by operating segment for the three months ended June 30, 2002 and July 4, 2003. Certain corporate general and administrative costs, amortization of intangible assets and charges of acquired in-process research and development are not allocated to either segment and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit. Assets are not tracked by operating segment. Consequently, it is not practical to show assets by operating segments. Depreciation expense is allocated to operating segments as an overhead charge based on direct labor dollars within the operating segments (in thousands).

	Three months ended
	June 30, 2002	July 4, 2003

Revenues
Commercial	$22,584	$31,744
Government	20,279	27,520

Total revenues	42,863	59,264
Operating profits (losses)
Commercial	(6,042)	(513)
Government	3,939	2,820

Segment operating profit (loss) before corporate and other	(2,103)	2,307
Corporate	1,166	(378)
Amortization of intangibles	(2,111)	(1,960)

Total operating profits (losses)	$(3,048)	$(31)

Revenue information by geographic area for the three month periods ended June 30, 2002 and July 4, 2003 is as follows (in thousands):

	Three months ended
	June 30, 2002	July 4, 2003

North America	$33,431	$49,238
Europe	4,927	3,356
Asia Pacific	4,042	6,545
Latin America	463	125

	$42,863	$59,264

We distinguish revenues from external customers by geographic areas based on customer location.

The net book value of long-lived assets located outside the United States was $462,000 at June 30, 2002 and $168,000 at July 4, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in ViaSat’s Annual Report on Form 10-K for the year ended March 31, 2003, filed with the Securities and Exchange Commission.

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

     We capitalized costs related to software developed for resale of $2.0 million for the three month period ended June 30, 2002. We did not capitalize costs related to software developed for resale in the three month period ended July 4, 2003. Amortization expense of software development costs for the three months ended June 30, 2002 was $265,000 and for the three months ended July 4, 2003 was $457,000. These software development costs are part of other assets on the balance sheet and the related amortization expense is recorded as a charge to cost of revenues on the statement of operations.

Allowance for doubtful accounts

     We make estimates of the collectibility of our accounts receivable based on historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a significant portion of our sales have been to the U.S. Government. Our accounts receivables balance was $85.8 million, net of allowance for doubtful accounts of $673,000 as of July 4, 2003.

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

Goodwill and other intangible assets

     We account for our goodwill under SFAS No. 142. The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the business units that have goodwill assigned to them. We estimate the fair values of the business units using discounted cash flows. The cash flow forecasts are adjusted by an appropriate discount rate. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment.

     We will make assessments of impairment on an annual basis in the fourth quarter of our fiscal year or more frequently if specific events occur. In assessing the value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the reporting units. If these estimates or their related assumptions change in the future, we may be required to record impairment charges that would negatively impact operating results.

Income tax valuation allowance

     On a quarterly basis, management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance as of year-end. Realization of our net deferred tax assets is dependent on our ability to generate sufficient future income. We believe that it is more likely than not that our net deferred tax assets will be realized based on forecasted income. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. We have incurred losses from operations over the past several quarters. If our operating results do not improve significantly in the near term and if the outlook remains unclear we will be required to establish a valuation allowance against all of our net deferred tax assets based upon applicable accounting criteria. To the extent we establish a valuation allowance, an expense will be recorded within the provision for income taxes line in the Statement of Operations.

Results of Operations

     The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Three Months Ended

	June 30, 2002	July 4, 2003

Revenues	100.0%	100.0%
Cost of revenues	68.5	73.0

Gross profit	31.5	27.0
Operating expenses:
Selling, general and administrative	20.4	17.4
Independent research and development	13.3	6.3
Amortization of intangible assets	4.9	3.3

Income (loss) from operations	(7.1)	0.0
Income (loss) before income taxes	(8.6)	(0.5)
Provision (benefit) for income taxes	(4.9)	(1.3)

Net income	(3.7)	0.8

Three Months Ended June 30, 2002 vs. Three Months Ended July 4, 2003

     Revenues. Revenues increased 38.2% from $42.9 million for the three months ended June 30, 2002 to $59.3 million for the three months ended July 4, 2003. Revenues increased across all of our businesses, which resulted from the growth in orders over the last twelve months.

     Revenues from the government segment increased 35.5% from $20.3 million for the three months ended June 30, 2002 to $27.5 million for the three months ended July 4, 2003. The increase was primarily driven by increased production in our MIDS tactical data links, data controllers and UHF satcom modems and increased customer funded development contracts in our information security and government broadband business areas.

     Revenues from the commercial segment increased 40.3% from $22.6 million for the three months ended June 30, 2002 to $31.7 million for the three months ended July 4, 2003. The increase was principally from growth in VSAT product sales, customer funded development for mobile products, consumer broadband development and production, and large antenna system sales.

     Gross Profit. Gross profit increased 18.5% from $13.5 million (31.5% of revenues) for the three months ended June 30, 2002 to $16.0 million (27.0% of revenues) for the three months ended July 4, 2003. Gross margin dollars increased in the first quarter of fiscal year 2004 over the first quarter of fiscal year 2003 due to the 38.2% increase in revenues quarter over quarter. Gross margin percentage is lower due to the current mix of development and production programs for us. Prior year’s gross margin percentage was aided by the favorable impact of a MIDS award received late in the quarter and the resultant accounting impact.

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased 18.4% from $8.7 million (20.4% of revenues) for the three months ended June 30, 2002 to $10.3 million (17.4% of revenues) for the three months ended July 4, 2003. The increase in SG&A expenses was principally from selling expenses in the VSAT product area, which resulted from increased sales, and increases in bonuses and 401(k) accruals. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

     Independent Research and Development. Independent research and development (“IR&D”) expenses decreased 35.1% from $5.7 million (13.3% of revenues) for the three months ended June 30, 2002, to $3.7 million (6.3% of revenues) for the three months ended July 4, 2003. The decrease reflects the completion of certain R&D projects in the quarter and the reduced need for us to fund certain development projects due to the increase in customer funded development received over the past twelve months.

     Amortization of Goodwill and Intangible Assets. The acquisition of the Satellite Networks Business in fiscal year 2001 and Comsat Laboratories and U.S. Monolithics in fiscal year 2002 were accounted for by the purchase method of accounting. The dates of acquisition of Comsat Laboratories and U.S. Monolithics were both after June 30, 2001 and were accounted for under SFAS 141. Therefore, the goodwill of those two acquisitions has not been subject to amortization. As a result of adopting SFAS 142 for our fiscal year ended March 31, 2003, we no longer amortize the intangibles assets “Acquired workforce” of $5.5 million or “Goodwill” of $4.5 million acquired in the Satellite Networks Business acquisition. “Acquired workforce” did not meet the separability requirements of SFAS 141 and has been subsumed into goodwill beginning April 1, 2002. The intangible assets are being amortized over useful lives ranging from two to ten years. Below is the allocation of the amortization expense for the three month periods ended June 30, 2002 and July 4, 2003 (in thousands).

	Amortization for the three
	months ended

	June 30, 2002	July 4, 2003

Existing technology	$950	$950
Contracts and relationships	275	268
Non-compete agreements	575	576
Other amortizable assets	311	166

Totals	$2,111	$1,960

     Interest Expense. Interest expense increased from $125,000 for the three months ended June 30, 2002 to $167,000 for the three months ended July 4, 2003. Interest expense relates to short-term borrowings under our line of credit to cover working capital requirements. The increase in interest expense was from higher loan costs and was partially offset by lower outstanding borrowings and interest rates. Outstanding borrowings under our line of credit were $18.4 million at June 30, 2002 and $8.0 million at July 4, 2003.

     Interest Income. Interest income decreased from $14,000 for the three months ended June 30, 2002 to $1,000 for the three months ended July 4, 2003. This decrease resulted from lower average invested cash balances and lower yields.

     Equity in Loss of Joint Venture. Equity in loss of joint venture decreased from $529,000 for the three months ended June 30, 2002 to $32,000 for the three months ended July 4, 2003. This decrease was related to an increase in revenues and lower costs for Immeon.

     Provision for Income Taxes. Our effective income tax rate changed from a benefit of 57.2% for the three months ended June 30, 2002 to a benefit of 267% for the three months ended July 4, 2003. In calculating the tax benefit for the three months ended June 30, 2002 and July 4, 2003 we applied a 40% tax rate to income before taxes and combined the result with the research and development tax credit estimated for the period. Our estimated annual effective rate for the fiscal year is influenced by the amount of research and development tax credit relative to income before taxes. Since the research and development tax credit is not variable to income, fluctuations in estimated annual income before taxes can cause disproportionate changes in the tax provision.

Backlog

     At July 4, 2003 we had firm backlog of $256.6 million of which $219.7 million was funded. The firm backlog of $256.6 million does not include contract options of $45.4 million. Of the $256.6 million in firm backlog, approximately $133.9 million is expected to be delivered in fiscal year 2004, and the balance is expected to be delivered in fiscal year 2005 and thereafter. At March 31, 2003, we had firm backlog of $213.6 million, of which $179.6 million was funded, not including options of $44.9 million. We include in our backlog only those orders for which we have accepted purchase orders.

     Backlog is not necessarily indicative of future sales. A majority of our contracts can be terminated at the convenience of the customer since orders are often made substantially in advance of delivery, and our contracts typically provide that orders may be terminated with limited or no penalties. In addition, contracts may present product specifications that would require us to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the related contacts.

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

Recent Accounting Pronouncements

     In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 are effective for us beginning in our second quarter of fiscal 2004. We believe that the adoption of this standard will not have a material effect on our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to SFAS No. 123, which provides alternative transition methods to the expensing of employee stock-based compensation under SFAS No. 123. We are not required to adopt the fair value method prescribed by SFAS No. 123 and, accordingly, will continue to account for stock-based compensation under the intrinsic value method in accordance with APB Opinion No. 25. SFAS No. 148 also requires new disclosure requirements that are incremental to SFAS No. 123, which have been included in Note 1 to our condensed consolidated financial statements under “Stock-based Compensation.”

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) — “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. We do not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. Management is in the process of evaluating the impact of adopting this pronouncement as it relates to our investment in Immeon, and believes that it is likely that such investment will be required to be consolidated commencing in our second fiscal quarter ended

October 3, 2003. The effect of consolidating Immeon is not expected to be material to our consolidated financial position, results of operations and cash flows.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. We do not expect the adoption of this statement to have a material effect on our operating results or financial position.

Liquidity and Capital Resources

     We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. Cash used by operating activities for the three months ended June 30, 2002 was $1.6 million and cash provided by operating activities for the three months ended July 4, 2003 was $4.3 million. Increases in accrued liabilities and accounts payable caused an increase in cash that was partially offset by an increase in accounts receivable, inventory and other assets.

     Cash used in investing activities for the three months ended June 30, 2002 was $6.2 million and cash used in investing activities for the three months ended July 4, 2003 was $1.4 million. We acquired $3.7 million in equipment and invested $2.0 million in capitalized software in the three months ended June 30, 2002 compared to $1.3 million of equipment and no investment in capitalized software during the three months ended July 4, 2003.

     Cash provided by financing activities for the three months ended June 30, 2002 was $9.2 million and cash used in financing activities for the three months ended July 4, 2003 was $1.2 million. This decrease was primarily the result of net loan proceeds from our line of credit of $8.5 million in the three months ended June 30, 2002 compared to net loan payment in the three months ended July 4, 2003 of $2.0 million.

     At July 4, 2003 we had $6.0 million in cash, cash equivalents and short-term investments and $79.4 million in working capital. We had $8.0 million in outstanding borrowings under our line of credit and $5.7 million in outstanding standby letters of credit at July 4, 2003. With the limitation of borrowing based on levels of accounts receivable and inventory, additional borrowing availability under the revolving loan facility was $6.3 million at July 4, 2003. If the increased commitment to $30 million discussed below was in place at July 4, 2003, the borrowing availability under the revolving loan facility would have been $16.2 million at July 4, 2003.

     On August 12, 2003, we executed an amendment to our Amended and Restated Revolving Loan Agreement with Union Bank of California and Comerica Bank – California, extending the maturity date from September 30, 2003 to September 30, 2004 and increasing the commitment from $20 million to $30 million. Under the revolving loan facility we have the option to borrow at the bank’s prime rate or at LIBOR plus, in each case, an applicable margin based on the ratio of our total debt to EBITDA (income from operations plus depreciation and amortization). The revolving loan facility contains financial covenants that set maximum debt to EBITDA limits, minimum quarterly EBITDA limits, minimum quick ratio limit and a minimum tangible net worth limit. The borrowing commitment is also limited by ViaSat’s level of accounts receivable and inventory. The revolving loan facility is collateralized by cash, accounts receivable and inventory of ViaSat.

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

     The following table sets forth a summary of our obligations under operating leases, capital leases, notes payable and irrevocable letters of credit for the periods indicated (in thousands):

			For the fiscal years
		For the balance of
	Total	fiscal year 2004	2005-2006	2007-2008	After 2008

Operating Leases	$20,742	$3,635	$7,683	$5,141	$4,283
Capital leases	61	61	—	—	—
Lines of credit	7,950	7,950	—	—	—
Standby letters of credit	5,659	4,505	1,154	—	—

Total	$34,412	$16,151	$8,837	$5,141	$4,283

     In addition, we have a services agreement with Immeon Networks, L.L.C. to perform services for the operation of Immeon. We maintain an obligation to provide service to Immeon customers through the end of its customer contracts in 2005. See Note 9 to our condensed consolidated financial statements for a more detailed explanation of Immeon.

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

Our Reliance on U.S. Government Contracts Exposes Us To Significant Risks

     Approximately 32% of our revenues in fiscal year 2002, 45% of our revenues in fiscal year 2003 and 46% of our revenues for the first three months of fiscal year 2004 were derived from U.S. government applications. Although our commercial business has substantially reduced our dependence on U.S. government business, this business will continue to represent a significant portion of our revenues for the foreseeable future. U.S. government business exposes us to various risks, including:

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

A Significant Portion of Our Revenues is Derived from a Few of Our Contracts

     A small number of our contracts account for a significant percentage of our revenues. Historically, our largest revenue producing contracts have been U.S. government contracts related to our UHF DAMA technology, which generated approximately 10% of our revenues in fiscal year 2002, 15% of our revenues in fiscal year 2003 and 16% of our revenues in the first three months of fiscal year 2004. Our five largest contracts generated approximately 33% of our revenues in fiscal year 2002 and 29% of our revenues in fiscal year 2003. The failure of these customers to place additional orders or to maintain these contracts with us for any reason, including any downturn in their business or financial condition, or our inability to renew or replace our contracts with these customers when they expire could materially harm our business and impair the value of our common stock.

We Depend Heavily on the VSAT Market

     We derived approximately 31% of our revenues in fiscal year 2002, 34% of our revenues in fiscal year 2003 and 29% of our revenues in the first three months of fiscal year 2004 from sales of VSAT communications networks. A significant decline in this market or the replacement of VSAT technology by an alternative technology could materially harm our business and impair the value of our common stock.

Our Credit Facility Contains Restrictions that Could Limit Our Ability to Implement Our Business Plan

     The restrictions contained in our line of credit may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. In addition, if we fail to meet the covenants contained in our line of credit, repayment of our outstanding indebtedness may be accelerated. This indebtedness, among other things, restricts our ability to do the following:

•	incur additional indebtedness,

•	create liens on our assets,

•	make certain payments, including payments of dividends in respect of capital stock,

•	consolidate, merge and sell assets,

•	engage in certain transactions with affiliates, and

•	make acquisitions.

     In addition, such indebtedness requires us to maintain certain ratios, including:

•	debt to EBITDA (income from operations plus deprecation and amortization) and

•	quick ratio (sum of cash, accounts receivable and marketable securities to current liabilities),

and to satisfy certain tests, including tests relating to:

•	limits on capital expenditures,

•	minimum quarterly EBITDA (income from operations plus deprecation and amortization), and

•	minimum tangible net worth.

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

Our Development Contracts May Be Difficult for Us to Comply With and May Expose Us to Third-Party Claims for Damages

     We are often party to government and commercial contracts that involve the development of new products. We derived approximately 38% of our revenues in fiscal year 2002 and 40% of our revenues in fiscal year 2003 from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you that we will comply with these performance obligations or meet these project milestones. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones. In the past, when we have not complied with the performance obligations or project milestones in a contract, generally, the other party has not elected to terminate the contract or seek damages from us. However, we cannot assure you that in the future other parties will not terminate their contracts or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

We May Experience Losses from Our Fixed-Price Contracts

     Approximately 97% of our revenues in fiscal year 2002, 95% of our revenues in fiscal year 2003 and 92% of our revenues in the first three months of fiscal year 2004 were derived from contracts with fixed prices. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. We believe that a high percentage of our contracts will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you that our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

We Expect to Maintain a Focus on Our Research and Development Costs, Which Could Significantly Reduce Our Profitability

     Our future growth depends on penetrating new markets, adapting existing satellite communications products to new applications, and introducing new communications products that achieve market acceptance. Accordingly, we are actively applying our communications expertise to design and develop new hardware and software products and enhance existing products. We expended $9.4 million in fiscal year 2002, $16.0 million in fiscal year 2003 and $3.7 million in the first three months of fiscal year 2004 in research and development activities. We expect to continue to spend discretionary funds on research and development in the near future. The amount of funds spent on research and development projects is dependent on the amount and mix of customer funded development, the types of technology being developed and the affordability of the technology being developed. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the near future. Our research and development program may not produce successful results, which could materially harm our business and impair the value of our common stock.

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

     We will continue to evaluate potential strategic transactions and alternatives that we believe may enhance stockholder value. These potential future transactions may include a variety of different business arrangements, including acquisitions, spin-offs, strategic partnerships, teaming agreements, joint ventures, restructurings, divestitures, business combinations and investments. Although our goal is to maximize stockholder value, such transactions may have unexpected results that adversely affect our business and the trading price of our common stock. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our operating results and business prospects.

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

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions and Currency Fluctuations

     Approximately 28% of our revenues in fiscal year 2002, 27% of our revenues in fiscal year 2003 and 19% of our revenues in the first three months of fiscal year 2004 were derived from international sales. We anticipate that international sales will account for an increasing percentage of our revenues over the next several years. Many of these international sales may be denominated in foreign currencies. Because we do not currently engage in nor do we anticipate engaging in material foreign currency hedging transactions, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.

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

Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence Over Matters Requiring Stockholder Approval

     As of August 8, 2003, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 21% of our common stock. Accordingly, these stockholders may be able to significantly influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. These stockholders may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. This ownership interest could also have the effect of delaying or preventing a change in control.

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

Our Forward-looking Statements are Speculative and May Prove to be Wrong

     Some of the information in this Quarterly Report involves forward-looking statements. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “should,” “may,” “will” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed in this “Factors that May Affect Future Performance” section of the Quarterly Report, which could cause actual results to differ materially from those expressed or implied by these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements.

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

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Disclosure Committee concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     During the period covered by this Quarterly Report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

We filed no reports on Form 8-K during the quarter ended July 4, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIASAT, INC.

August 14, 2003

/s/ MARK D. DANKBERG

Mark D. Dankberg
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

/s/ RONALD G. WANGERIN

Ronald G. Wangerin
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)