Form 10-Q
period 2003-10-03
VIASAT INC
filed 2003-11-10
CIK 797721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 3, 2003.

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

     The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of November 4, 2003 was 26,262,461.

VIASAT, INC.

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
(In thousands)

	March 31, 2003	October 3, 2003

Assets
Current assets:
Cash and cash equivalents	$4,111	$10,572
Short-term investments	158	159
Accounts receivable, net	80,962	86,624
Inventory	29,758	29,095
Deferred income taxes	4,241	6,042
Prepaid expenses and other current assets	6,015	11,391

Total current assets	125,245	143,883
Goodwill	19,492	19,492
Other intangible assets, net	35,474	31,555
Property and equipment, net	33,609	32,318
Other assets	23,335	21,374

Total assets	$237,155	$248,622

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,983	$19,521
Accrued liabilities	19,036	33,108
Line of credit	9,950	5,900

Total current liabilities	50,969	58,529
Other liabilities	1,847	2,389

Total liabilities	52,816	60,918

Contingencies (Note 8)
Minority interest in consolidated subsidiary	452	527

Stockholders’ equity:
Common stock	3	3
Paid in capital	154,293	155,352
Retained earnings	29,853	32,118
Unearned compensation	(35)	(42)
Accumulated other comprehensive income (loss)	(227)	(254)

Total stockholders’ equity	183,887	187,177

Total liabilities and stockholders’ equity	$237,155	$248,622

See accompanying notes to condensed consolidated financial statements

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	September 30, 2002	October 3, 2003	September 30, 2002	October 3, 2003

Revenues	$39,497	$64,336	$82,360	$123,600
Cost of revenues	31,914	47,476	61,278	90,769

Gross profit	7,583	16,860	21,082	32,831
Operating expenses:
Selling, general and administrative	8,888	10,859	17,626	21,183
Independent research and development	3,489	2,215	9,187	5,933
Amortization of intangible assets	2,112	1,959	4,223	3,919

Income (loss) from operations	(6,906)	1,827	(9,954)	1,796
Other income (expense):
Interest income	16	3	30	4
Interest expense	(184)	(103)	(309)	(270)
Minority interest	(12)	(71)	(16)	(119)
Equity in loss of joint venture	(630)	(49)	(1,159)	(81)

Income (loss) before income taxes	(7,716)	1,607	(11,408)	1,330
Provision (benefit) for income taxes	(3,561)	(195)	(5,671)	(935)

Net income (loss)	$(4,155)	$1,802	$(5,737)	$2,265

Basic net income (loss) per share	$(.16)	$.07	$(.22)	$.09

Diluted net income (loss) per share	$(.16)	$.07	$(.22)	$.08

Shares used in basic net income (loss) per share computation	26,008	26,234	25,960	26,187

Shares used in diluted net income (loss) per share computation	26,008	27,282	25,960	27,042

See accompanying notes to condensed consolidated financial statements

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(In thousands)

	Six Months Ended
	September 30, 2002	October 3, 2003

Cash flows from operating activities:
Net income (loss)	$(5,737)	$2,265
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,135	5,245
Amortization of intangible assets and software	4,753	4,825
Deferred income taxes	(362)	(1,170)
Equity in loss of joint venture	1,159	81
Minority interest in consolidated subsidiary	—	75
Non-cash compensation	51	27
Increase (decrease) in cash resulting from changes in, net of effects of acquisitions:
Accounts receivable	5,701	(5,561)
Inventory	(1,319)	988
Other assets	(3,770)	(4,921)
Accounts payable	2,015	(2,475)
Accrued liabilities	(3,804)	14,044
Other liabilities	(333)	20

Net cash provided by operating activities	3,489	13,443

Cash flows from investing activities:
Investment in joint venture	(1,159)	(81)
Purchases of short-term investments, net	(1)	(1)
Investment in capitalized software	(3,559)	—
Purchases of property and equipment, net	(6,445)	(3,951)

Net cash used in investing activities	(11,164)	(4,033)

Cash flows from financing activities:
Proceeds from (repayment of) line of credit, net	8,450	(4,050)
Net proceeds from issuance of common stock, net of issuance costs	718	1,025

Net cash provided by (used in) financing activities	9,168	(3,025)
Effect of exchange rate changes on cash	(7)	76

Net increase in cash and cash equivalents	1,486	6,461
Cash and cash equivalents at beginning of period	6,464	4,111

Cash and cash equivalents at end of period	$7,950	$10,572

See accompanying notes to condensed consolidated financial statements

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)
(In thousands, except share data)

	Common Stock					Accumulated
						Other
	Number of		Paid in	Retained	Unearned	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Total	Income (Loss)

Balance at March 31, 2003	26,130,443	$3	$154,293	$29,853	$(35)	$(227)	$183,887
Exercise of stock options	57,262		393				393
Issuance of stock under Employee Stock Purchase Plan	67,317		679				679
Forfeited unexercised options			(13)				(13)
Amortization of stock based compensation					(7)		(7)
Net income				2,265			2,265	2,265
Foreign currency translation						(27)	(27)	(27)
Comprehensive income (loss)								$2,238

Balance at October 3, 2003	26,255,022	$3	$155,352	$32,118	$(42)	$(254)	$187,177

See accompanying notes to condensed consolidated financial statements

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

     The accompanying condensed consolidated balance sheet as of October 3, 2003, the condensed consolidated statements of operations for the three and six months ended September 30, 2002 and October 3, 2003, the condensed consolidated statements of cash flows for the six months ended September 30, 2002 and October 3, 2003, and the condensed consolidated statement of stockholders’ equity for the six months ended October 3, 2003 have been prepared by the management of ViaSat, Inc., and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended March 31, 2003 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2003 included in our 2003 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

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

Stock-based Compensation

     Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure an Amendment of FASB Statement No. 123,” amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     At October 3, 2003, we had stock-based compensation plans from which incentive stock options may be granted to our key employees and non-qualified stock options may be granted to key employees, directors, officers, independent contractors, and consultants. We measure compensation expense for options issued to employees, directors and officers under those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” Generally, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation charges related to other non-employee stock-based compensation are measured using fair value models.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The estimated fair value of options is amortized to expense over the vesting period. We elect to use the disclosure only provisions of SFAS 123. Had compensation expense for employees, directors and officer stock options been determined based on the fair value of the options on the date of the grant, net income (loss) and net income (loss) per share would have resulted in the pro forma information presented below for the three and six months ended September 30, 2002, and October 3, 2003:

	Three Months Ended		Six Months Ended

	September 30, 2002	October 3, 2003	September 30, 2002	October 3, 2003

	(In thousands, except per share data)		(In thousands, except per share data)
Net income (loss) as reported	$(4,155)	$1,802	$(5,737)	$2,265
Stock based compensation included in net income (loss)	16	5	51	27
Stock based employee compensation expense under fair value based method	(3,260)	(3,024)	(6,397)	(6,326)

Pro forma net income (loss)	$(7,399)	$(1,217)	$(12,083)	$(4,034)
Basic earnings (loss) per share
As reported	$(0.16)	$0.07	$(0.22)	$0.09
Pro forma	$(0.28)	$(0.05)	$(0.47)	$(0.15)
Diluted earnings (loss) per share
As reported	$(0.16)	$0.07	$(0.22)	$0.08
Pro forma	$(0.28)	$(0.05)	$(0.47)	$(0.16)

     These pro forma amounts may not be representative of future costs since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) — “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. We do not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period ending after December 15, 2003. Management has evaluated the impact of adopting this pronouncement as it relates to our investment in Immeon Networks, LLC (Immeon), and believes such investment will be required to be consolidated commencing in our third fiscal quarter ending January 2, 2004. The effect of consolidating Immeon is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

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

     Contract costs with the U. S. Government and its prime contractors, including indirect costs, are subject to audit by and negotiations with U.S. Government representatives. These audits have been completed and agreed upon through fiscal year 1998. Contract revenues and accounts receivable are stated at amounts which are expected to be realized upon final settlement. While we believe that the results of such audits will not have a material effect on our financial position or results of operations, there can be no assurance that an adjustment will not be made and that, if made, any such adjustment will not have a material effect on our financial position, results of operations or cash flows.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 – Earnings Per Share

     Potential common stock of 1,047,850 shares for the three months ended October 3, 2003 and 855,424 for the six months ended October 3, 2003 respectively, were used to calculate diluted earnings per share. Potentially dilutive shares excluded from the calculation were 4,321,525 and 1,946,979 shares for the three months ended September 30, 2002 and October 3, 2003, respectively. Potentially dilutive shares excluded from the calculation were 4,327,631 and 2,233,274 shares for the six months ended September 30, 2002 and October 3, 2003, respectively. Potential common stock is primarily comprised of options granted under our stock option plan.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 — Composition of Certain Balance Sheet Captions (in thousands)

	March 31,	October 3,
	2003	2003

Cash and cash equivalents:
Cash	$4,103	$10,572
Investments in debt securities	8	0

	$4,111	$10,572

Accounts receivable, net:
Billed	$41,724	$40,729
Unbilled	39,911	46,635
Allowance for doubtful accounts	(673)	(740)

	$80,962	$86,624

Inventory:
Raw materials	$15,083	$14,904
Work in process	2,323	5,391
Finished goods	12,352	8,800

	$29,758	$29,095

Prepaid expenses and other current assets:
Income taxes receivable	$4,162	$4,677
Prepaid expenses	1,616	5,693
Other	237	1,021

	$6,015	$11,391

Other intangible assets:
Technology	$26,770	$26,770
Contracts and relationships	9,736	9,736
Non-compete agreement	7,950	7,950
Other intangibles	6,875	6,875

	51,331	51,331
Less accumulated amortization	(15,857)	(19,776)

	$35,474	$31,555

Property and equipment:
Machinery and equipment	$32,567	$34,609
Computer equipment and software	23,752	24,656
Furniture and fixtures	3,130	3,146
Construction in progress	5,225	6,095

	64,674	68,506
Less accumulated depreciation	(31,065)	(36,188)

	$33,609	$32,318

Other assets:
Capitalized software costs, net	$16,561	$15,654
Deferred income taxes	5,672	5,041
Other	1,102	679

	$23,335	$21,374

Accrued liabilities:
Current portion of warranty reserve	$1,157	$1,847
Accrued vacation	3,539	3,731
Accrued bonus	—	2,373
Accrued 401(k) matching contribution	—	1,340
Collections in excess of revenues	11,646	19,137
Other	2,694	4,680

	$19,036	$33,108

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

     The intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years. The technology intangible asset has several components with estimated useful lives of six to nine years, contracts and relationships intangible asset has several components with estimated useful lives of three to nine years, non-compete agreements have useful lives of three to five years and other amortizable assets have several components with estimated useful lives of two to ten years.

     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization

For the six months ended October 3, 2003	$3,919
Expected for the remainder of fiscal year 2004	3,923
Expected for fiscal year 2005	6,642
Expected for fiscal year 2006	6,048
Expected for fiscal year 2007	5,378
Expected for fiscal year 2008	4,508

Note 6 — Notes Payable and Line of Credit

     On August 12, 2003, we executed an amendment to our Amended and Restated Revolving Loan Agreement with Union Bank of California and Comerica Bank, extending the maturity date from September 30, 2003 to September 30, 2004 and increasing the commitment from $20 million to $30 million. Under the revolving facility we have the option to borrow at the bank’s prime rate or at LIBOR plus, in each case, an applicable margin based on the ratio of our total debt to EBITDA (income from operations plus depreciation and amortization). The revolving facility contains financial covenants that set maximum debt to EBITDA limits, minimum quarterly EBITDA limits, minimum quick ratio limit and a minimum tangible net worth limit. The borrowing commitment is also limited by ViaSat’s level of accounts receivable and inventory. The revolving loan facility is collateralized by cash, accounts receivable and inventory of ViaSat. At October 3, 2003, the total outstanding borrowings under the revolving facility were $5.9 million and amounts outstanding under standby letters of credit were $6.2 million, leaving borrowing availability under the revolving facility of $13.6 million.

Note 7 — Product Warranty

     We provide limited warranties on most of our products for periods of up to five years. We record a liability for our warranty obligations when products are shipped based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products the warranty costs estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failure that may occur. It is possible that our underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in our warranty accrual during the three and six month periods ended October 3, 2003 (in thousands).

	For the three months	For the six months
	ended October 3, 2003	ended October 3, 2003

Balance, beginning of period	$3,103	$2,327
Change in liability for warranties issued in period	1,644	2,683
Settlements made (in cash or in kind) during the period	(1,183)	(1,446)

Balance, October 3, 2003	$3,564	$3,564

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

     On October 23, 2002, ViaSat sent Scientific-Atlanta, Inc. a claim for indemnification under the terms of the asset purchase agreement related to the acquisition of Scientific-Atlanta’s satellite networks business (the “Satellite Networks Business”) in April 2000. On November 14, 2002, Scientific-Atlanta filed a complaint (United States District Court, Northern District of Georgia, Atlanta Division) for declaratory judgment seeking to resolve ViaSat’s claim for indemnification through litigation. In response to Scientific-Atlanta’s complaint, on January 15, 2003, ViaSat filed a formal claim against Scientific-Atlanta for, among other things, fraud, breach of warranty, contractual and equitable indemnification, and breach of the duty of good faith and fair dealing. The parties are currently engaged in discovery. ViaSat intends to vigorously prosecute its claims.

     On May 21, 2003, ViaSat filed a complaint against Xetron Corporation. The complaint alleged Xetron failed to deliver conforming radio frequency amplifiers (RFAs) for integration into ViaSat’s Multifunctional Information Distribution System terminals (MIDS). ViaSat contends it is entitled to recover in excess of $11 million in damages. On August 14, 2003, Xetron filed a counter-claim against ViaSat alleging ViaSat failed to make proper payments. Xetron claims that its damages total approximately $8 million. ViaSat has an alternative supplier of RFAs, which has allowed ViaSat to meet its applicable customer contractual obligations and delivery schedules.

Note 9 — Immeon Networks, L.L.C.

     In January 2001, ViaSat and Loral Skynet formed Immeon, a joint venture between the parties. We account for our investment under the equity method because we have significant influence, but not control, of the operations of Immeon. During periods of operating losses of Immeon, those losses are allocated to ViaSat and Loral Skynet according to each venturer’s contribution to Immeon. If Immeon attains profitability in the future, contributions previously provided by the joint venturers will be reimbursed based on the allocation of profits. Once all contributions have been fully reimbursed to the respective venturer, each venturer is entitled to 50% of the net profits of Immeon, subject to certain adjustments. To date, we have provided services to Immeon. As such, in accordance with the terms of the joint venture agreement, the services are considered contributions to Immeon for the purposes of determining the allocation of the net loss of Immeon to the venturers. Our share of the operating losses of Immeon for the three months ended September 30, 2002 and October 3, 2003 was $630,000 and $49,000, respectively, and $1.2 million and $81,000 for the six months ended September 30, 2002 and October 3, 2003, respectively, and represent the substantial portion of the net losses of Immeon. Our share of the net losses of Immeon is limited to the extent of our investment in (including contributions in the form of services), advances to and financial guarantees that create additional basis in Immeon. Our share of losses and advances to Immeon has reduced our investment, including contributions in the form of services, to zero. We maintain an obligation to provide network operation, billing, general management and administrative services to Immeon and its customers through the end of its customer contracts in February 2005. Loral has indicated it plans to withdraw from the Immeon venture through its pending bankruptcy. If Loral withdraws from Immeon through its bankruptcy, Loral

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

will no longer have a continuing obligation to provide customer bandwidth at discounted rates. In such an event, Immeon would either purchase satellite bandwidth at commercial prices or seek a satellite operator to become a new joint venture partner.

Note 10 — Income Taxes

     In calculating the income tax benefit for the three and six months ended September 30, 2002 and October 3, 2003 we applied a 40% tax rate to the income or loss before income taxes and combined the result with the research and development tax credit estimated for the period. Our estimated annual effective rate for the fiscal year is influenced by the amount of research and development tax credit relative to the income or loss before income taxes. Since the research and development tax credit is not variable to income, fluctuations in estimated annual income before income taxes can cause disproportionate changes in the tax provision (benefit).

Note 11 — Segment Information

     Operating segments are determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. We are organized primarily on the basis of products with commercial and government (defense) communication applications. The nature of our products and their potential uses will occasionally create a situation where a commercially developed product will be sold to customers for government applications or when a product developed for the government is sold to customers for commercial applications. For segment reporting, the revenues and operating profits generated from these products are recorded in the segment of the segment’s primary business. The following table summarizes revenues and operating profits by operating segment for the three and six months ended September 30, 2002 and October 3, 2003. Certain corporate general and administrative costs, amortization of intangible assets and charges of acquired in-process research and development are not allocated to either segment and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit. Assets are not tracked by operating segment. Consequently, it is not practical to show assets by operating segments. Depreciation expense is allocated to operating segments as an overhead charge based on direct labor dollars within the operating segments (in thousands).

	Three months ended		Six months ended

	September 30, 2002	October 3, 2003	September 30, 2002	October 3, 2003

Revenues
Commercial	$22,988	$36,664	$45,572	$68,408
Government	16,509	27,672	36,788	55,192

Total revenues	39,497	64,336	82,360	123,600
Operating profits (losses)
Commercial	(8,847)	530	(13,987)	17
Government	3,895	3,764	7,831	6,584

Segment operating profit (loss) before corporate and amortization	(4,952)	4,294	(6,156)	6,601
Corporate	158	(508)	425	(886)
Amortization of intangibles	(2,112)	(1,959)	(4,223)	(3,919)

Income (loss) from operations	$(6,906)	$1,827	$(9,954)	$1,796

Revenue information by geographic area for the three and six month periods ended September 30, 2002 and October 3, 2003 is as follows (in thousands):

	Three months ended		Six months ended

	September 30, 2002	October 3, 2003	September 30, 2002	October 3, 2003

North America	$29,530	$53,516	$62,961	$102,754
Europe	5,650	5,789	10,577	9,146
Asia Pacific	3,657	5,005	7,699	11,550
Latin America	660	26	1,123	150

	$39,497	$64,336	$82,360	$123,600

We distinguish revenues from external customers by geographic areas based on customer location.

The net book value of long-lived assets located outside the United States was $389,000 at September 30, 2002 and $107,000 at October 3, 2003.

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

General

     ViaSat is a leading provider of advanced digital satellite communications and other wireless networking and signal processing equipment and services to the defense and commercial markets. Although our company’s initial focus was primarily on developing satellite communication and simulation equipment for the U.S. government, we have successfully diversified into other related defense as well as commercial markets. During the period from April 2000 to January 2002, we acquired (1) the satellite networks business from Scientific-Atlanta, Inc. (SA), (2) the Comsat Laboratories business from Lockheed Martin Global Telecommunications, LLC (LMGT), and (3) U.S. Monolithics, LLC (USM). These acquisitions further enhanced our strategic positioning in the commercial satellite communication market as well as significantly expanded our intellectual property portfolio. As a result of this diversification, we have transitioned from a primarily defense-oriented company to a company with near equal amounts of government and commercial business. We believe that this diversification, in combination with our unique ability to effectively apply technologies between government and commercial markets, provides us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies.

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

     We capitalized costs related to software developed for resale of $1.6 million and $3.6 million for the three and six month periods ended September 30, 2002, respectively. We did not capitalize costs related to software developed for resale in the three or six month periods ended October 3, 2003. Amortization expense related to software development costs was $265,000 and $450,000 for the three months ended September 30, 2002 and October 3, 2003, respectively, and $530,000 and $907,000 for the six months ended September 30, 2002 and October 3, 2003, respectively. These software development costs are part of other assets on the balance sheet and the related amortization expense is recorded as a charge to cost of revenues on the statement of operations.

Allowance for doubtful accounts

     We make estimates of the collectibility of our accounts receivable based on historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a significant portion of our sales have been to the U.S. Government. Our accounts receivables balance was $86.6 million, net of allowance for doubtful accounts of $740,000 as of October 3, 2003.

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

Income tax valuation allowance

     On a quarterly basis, management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance as of year-end. Realization of our net deferred tax assets is dependent on our ability to generate sufficient future income. We believe that it is more likely than not that our net deferred tax assets will be realized based on forecasted income. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. We have incurred losses from operations over several quarters in the past. If our operating results do not continue to improve in the near term and if the outlook were to be unclear we will be required to establish a valuation allowance against all of our net deferred tax assets based upon applicable accounting criteria. To the extent we establish a valuation allowance, an expense will be recorded within the provision for income taxes line in the Statement of Operations.

Results of Operations

     The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Three Months Ended		Six Months Ended

	September 30, 2002	October 3, 2003	September 30, 2002	October 3, 2003

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	80.8	73.8	74.4	73.4

Gross profit	19.2	26.2	25.6	26.6
Operating expenses:
Selling, general and administrative	22.5	16.9	21.4	17.1
Independent research and development	8.8	3.4	11.2	4.8
Amortization of intangible assets	5.4	3.0	5.1	3.2

Income (loss) from operations	(17.5)	2.9	(12.1)	1.5
Income (loss) before income taxes	(19.5)	2.5	(13.9)	1.1
Net income (loss)	(10.5)	2.8	(7.0)	1.8

Three Months Ended September 30, 2002 vs. Three Months Ended October 3, 2003

     Revenues. Revenues increased 62.8% from $39.5 million for the three months ended September 30, 2002 to $64.3 million for the three months ended October 3, 2003. This increase resulted from the over $300 million in net contract awards received over the twelve months ended October 3, 2003 and the conversion of a portion of these awards to revenues. This compares with net contract awards received of $126 million for the twelve months ended September 30, 2002.

     Revenues from the government segment increased 67.9% from $16.5 million for the three months ended September 30, 2002 to $27.7 million for the three months ended October 3, 2003. The increase was primarily driven by increased production in our MIDS tactical data links, data controllers and UHF satcom modems and increased customer funded development contracts in our information security and government broadband business areas.

     Revenues from the commercial segment increased 59.6% from $23.0 million for the three months ended September 30, 2002 to $36.7 million for the three months ended October 3, 2003. The increase was principally from growth in VSAT product sales, customer funded development for mobile products, consumer broadband development and production, and large antenna system sales.

     Gross Profit. Gross profit increased 122% from $7.6 million (19.2% of revenues) for the three months ended September 30, 2002 to $16.9 million (26.2% of revenues) for the three months ended October 3, 2003. Gross margin dollars increased in the second quarter of fiscal year 2004 over the second quarter of fiscal year 2003 due to the 62.8% increase in revenues. Gross margin percentage is lower due to the higher mix of development programs versus the second quarter of fiscal year 2003, which had a higher mix of production programs that typically have higher gross margins.

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased 22.5% from $8.9 million (22.5% of revenues) for the three months ended September 30, 2002 to $10.9 million (17.0% of revenues) for the three months ended October 3, 2003. The increase in SG&A expenses was principally from selling expenses in the VSAT product area, which resulted from increased sales, and bonus and 401(k) accruals. The discretionary bonus and 401(k) accruals are consistent with the company’s performance measured incentives. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

     Independent Research and Development. Independent research and development (“IR&D”) expenses decreased 37.1% from $3.5 million (8.8% of revenues) for the three months ended September 30, 2002, to $2.2 million (3.4% of revenues) for the three months ended October 3, 2003. The decrease reflects the completion of certain IR&D projects in the current quarter and the reduced need to fund certain development projects due to the increase in customer funded development projects received over the past twelve months.

     Amortization of Goodwill and Intangible Assets. The acquisition of the Satellite Networks Business in fiscal year 2001 and Comsat Laboratories and U.S. Monolithics in fiscal year 2002 were accounted for by the purchase method of accounting. The dates of acquisition of Comsat Laboratories and U.S. Monolithics were both after June 30, 2001 and were accounted for under SFAS 141. Therefore, the goodwill of those two acquisitions has not been subject to amortization. As a result of adopting SFAS 142 for our fiscal year ended March 31, 2003, we no longer amortize the intangibles assets “Acquired workforce” of $5.5 million or “Goodwill” of $4.5 million acquired in the Satellite Networks Business acquisition. “Acquired workforce” did not meet the separability requirements of SFAS 141 and has been subsumed into goodwill beginning April 1, 2002. The intangible assets are being amortized over useful lives ranging from two to ten years. Below is the allocation of the amortization expense for the three month periods ended September 30, 2002 and October 3, 2003 (in thousands).

	Amortization for the three
	months ended

	September 30, 2002	October 3, 2003

Existing technology	$950	$950
Contracts and relationships	276	268
Non-compete agreements	575	576
Other amortizable assets	311	165

Totals	$2,112	$1,959

     Interest Expense. Interest expense decreased from $184,000 for the three months ended September 30, 2002 to $103,000 for the three months ended October 3, 2003. Interest expense relates to short-term borrowings under our line of credit to cover working capital requirements. The decrease in interest expense was from lower loan costs and lower outstanding borrowings and interest rates. Outstanding borrowings under our line of credit were $18.4 million at September 30, 2002 and $5.9 million at October 3, 2003.

     Interest Income. Interest income decreased from $16,000 for the three months ended September 30, 2002 to $3,000 for the three months ended October 3, 2003. This decrease resulted from lower average invested cash balances and lower yields.

     Equity in Loss of Joint Venture. Equity in loss of joint venture decreased from $630,000 for the three months ended September 30, 2002 to $49,000 for the three months ended October 3, 2003. This decrease was related to an increase in revenues and lower costs for Immeon.

     Provision (Benefit) for Income Taxes. Our effective income tax rate changed from a benefit of 46.2% for the three months ended September 30, 2002 to a benefit of 12.1% for the three months ended October 3, 2003. In calculating the tax benefit for the three months ended September 30, 2002 and October 3, 2003 we applied a 40% tax rate to income before taxes and combined the result with the research and development tax credit estimated for the period. Our estimated annual effective rate for the fiscal year is influenced by the amount of research and development tax credit relative to income before taxes. Since the research and development tax credit is not variable to income, fluctuations in estimated annual income before taxes can cause disproportionate changes in the tax provision.

Six Months Ended September 30, 2002 vs. Six Months Ended October 3, 2003

     Revenues. Revenues increased 50.0% from $82.4 million for the six months ended September 30, 2002 to $123.6 million for the six months ended October 3, 2003. This increase resulted from the over $300 million in net contract awards received over the twelve months ended October 3, 2003 and the conversion of a portion of these awards to revenues. This compares with net contract awards received of $126 million for the twelve months ended September 30, 2002.

     Revenues from the government segment increased 50.0% from $36.8 million for the six months ended September 30, 2002 to $55.2 million for the six months ended October 3, 2003. The increase was primarily driven by increased production in our MIDS tactical data links, data controllers and UHF satcom modems and increased customer funded development contracts in our information security and government broadband business areas.

     Revenues from the commercial segment increased 50.0% from $45.6 million for the six months ended September 30, 2002 to $68.4 million for the six months ended October 3, 2003. The increase was principally from growth in VSAT product sales, customer funded development for mobile products, consumer broadband development and production, and large antenna system sales.

     Gross Profit. Gross profit increased 55.5% from $21.1 million (25.6% of revenues) for the six months ended September 30, 2002 to $32.8 million (26.6% of revenues) for the six months ended October 3, 2003. Gross margin dollars increased in the first half of fiscal year 2004 over the first half of fiscal year 2003 due to the 50.0% increase in revenues for the periods. Gross margin percentage is lower due to the higher mix of development programs versus the first half of fiscal year 2003, which had a higher mix of production programs that typically have higher gross margins.

     Selling, General and Administrative Expenses. SG&A expenses increased 20.5% from $17.6 million (21.4% of revenues) for the six months ended September 30, 2002 to $21.2 million (17.1% of revenues) for the six months ended October 3, 2003. The increase in SG&A expenses was principally from selling expenses in the VSAT product area, which resulted from increased sales, and bonus and 401(k) accruals.

     Independent Research and Development. IR&D expenses decreased 35.9% from $9.2 million (11.2% of revenues) for the six months ended September 30, 2002, to $5.9 million (4.8% of revenues) for the six months ended October 3, 2003. The decrease reflects the completion of certain R&D projects in the period and the reduced need to fund certain development projects due to the increase in customer funded development received over the past twelve months.

     Amortization of Goodwill and Intangible Assets. The acquisition of the Satellite Networks Business in fiscal year 2001 and Comsat Laboratories and U.S. Monolithics in fiscal year 2002 were accounted for by the purchase method of accounting. The dates of acquisition of Comsat Laboratories and U.S. Monolithics were both after June 30, 2001 and were accounted for under SFAS 141. Therefore, the goodwill of those two acquisitions has not been subject to amortization. As a result of adopting SFAS 142 for our fiscal year ended March 31, 2003, we no longer amortize the intangibles assets “Acquired workforce” of $5.5 million or “Goodwill” of $4.5 million acquired in the Satellite Networks Business acquisition. “Acquired workforce” did not meet the separability requirements of SFAS 141 and has been subsumed into goodwill beginning April 1, 2002. The intangible assets are being amortized over useful lives ranging from two to ten years. Below is the allocation of the amortization expense for the six month periods ended September 30, 2002 and October 3, 2003 (in thousands).

	Amortization for the six
	months ended

	September 30, 2002	October 3, 2003

Existing technology	$1,900	$1,900
Contracts and relationships	551	536
Non-compete agreements	1,150	1,152
Other amortizable assets	622	331

Totals	$4,223	$3,919

     Interest Expense. Interest expense decreased from $309,000 for the six months ended September 30, 2002 to $270,000 for the six months ended October 3, 2003. Interest expense relates to short-term borrowings under our line of credit to cover working capital requirements. The decrease in interest expense was from lower loan costs and from lower outstanding borrowings and interest rates. Outstanding borrowings under our line of credit were $18.4 million at September 30, 2002 and $5.9 million at October 3, 2003.

     Interest Income. Interest income decreased from $30,000 for the six months ended September 30, 2002 to $4,000 for the six months ended October 3, 2003. This decrease resulted from lower average invested cash balances and lower yields.

     Equity in Loss of Joint Venture. Equity in loss of joint venture decreased from $1.2 million for the six months ended September 30, 2002 to $81,000 for the six months ended October 3, 2003. This decrease was related to an increase in revenues and lower costs for Immeon.

     Provision (Benefit) for Income Taxes. Our effective income tax rate changed from a benefit of 49.7% for the six months ended September 30, 2002 to a benefit of 70.3% for the six months ended October 3, 2003. In calculating the tax benefit for the six months ended September 30, 2002 and October 3, 2003 we applied a 40% tax rate to income before taxes and combined the result with the research and development tax credit estimated for the period. Our estimated annual effective rate for the fiscal year is influenced by the amount of research and development tax credit relative to income before taxes. Since the research and development tax credit is not variable to income, fluctuations in estimated annual income before taxes can cause disproportionate changes in the tax provision.

Backlog

     At October 3, 2003 we had firm backlog of $280.8 million of which $246.3 million was funded. The firm backlog of $280.8 million does not include contract options of $40.6 million. Of the $280.8 million in firm backlog, approximately $100.8 million is expected to be delivered during the remaining six months of fiscal year 2004, and the balance is expected to be delivered in fiscal year 2005 and thereafter. At March 31, 2003, we had firm backlog of $213.6 million, of which $179.6 million was funded, not including options of $44.9 million. We include in our backlog only those orders for which we have accepted purchase orders.

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

Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) — “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. We do not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period ending after December 15, 2003. Management has evaluated the impact of adopting this pronouncement as it relates to our investment in Immeon, and believes such investment will be required to be consolidated commencing in our third fiscal quarter ending January 2, 2004. The effect of consolidating Immeon is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

Liquidity and Capital Resources

     We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. Cash provided by operating activities for the six months ended October 3, 2003 was $13.4 million and cash used by operating activities for the six months ended September 30, 2002 was $3.5 million. Increases in accrued liabilities, primarily due to customer payments received in excess of revenue recognized, produced an increase in cash that was partially offset by a reduction of accounts payable and increases in accounts receivable and other assets.

     Cash used in investing activities for the six months ended September 30, 2002 was $11.2 million and cash used in investing activities for the six months ended October 3, 2003 was $4.0 million. We acquired $6.4 million in equipment and invested $3.6 million in capitalized software in the six months ended September 30, 2002 compared to $4.0 million of equipment and no investment in capitalized software during the six months ended October 3, 2003.

     Cash provided by financing activities for the six months ended September 30, 2002 was $9.2 million and cash used in financing activities for the six months ended October 3, 2003 was $3.0 million. This decrease was primarily the result of net loan proceeds from our line of credit of $8.5 million in the six months ended September 30, 2002 compared to net loan payments in the six months ended October 3, 2003 of $4.1 million.

     At October 3, 2003 we had $10.7 million in cash, cash equivalents and short-term investments and $85.4 million in working capital. We had $5.9 million in outstanding borrowings under our line of credit and $6.2 million in outstanding standby letters of credit at October 3, 2003. With the limitation of borrowing based on levels of accounts receivable and inventory, additional borrowing availability under the revolving loan facility was $13.6 million at October 3, 2003.

     On August 12, 2003, we executed an amendment to our Amended and Restated Revolving Loan Agreement with Union Bank of California and Comerica Bank, extending the maturity date from September 30, 2003 to September 30, 2004 and increasing the commitment from $20 million to $30 million. Under the revolving loan facility we have the option to borrow at the bank’s prime rate or at LIBOR plus, in each case, an applicable margin based on the ratio of our total debt to EBITDA (income from operations plus depreciation and amortization). The revolving loan facility contains financial covenants that set maximum debt to EBITDA limits, minimum quarterly EBITDA limits, minimum quick ratio limit and a minimum tangible net worth limit. The borrowing commitment is also limited by

ViaSat’s level of accounts receivable and inventory. The revolving loan facility is collateralized by cash, accounts receivable and inventory of ViaSat.

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

     The following table sets forth a summary of our obligations under operating leases, capital leases, notes payable and irrevocable letters of credit for the periods indicated (in thousands):

			For the fiscal years
		For the balance of
	Total	fiscal year 2004	2005-2006	2007-2008	After 2008

Operating Leases	$19,760	$2,653	$7,683	$5,141	$4,283
Capital leases	14	14	—	—	—
Lines of credit	5,900	5,900	—	—	—
Standby letters of credit	6,154	5,000	1,154	—	—

Total	$31,828	$13,567	$8,837	$5,141	$4,283

     In addition, we have a services agreement with Immeon to provide network operation, billing, general management and administrative services to Immeon and its customers through the end of its customer contracts in February 2005. See Note 9 to our condensed consolidated financial statements for a more detailed explanation of Immeon.

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

Our Reliance on U.S. Government Contracts Exposes Us To Significant Risks

     Approximately 32% of our revenues in fiscal year 2002, 45% of our revenues in fiscal year 2003 and 45% of our revenues for the first six months of fiscal year 2004 were derived from U.S. government applications. Although our commercial business has substantially reduced our dependence on U.S. government business, this business will continue to represent a significant portion of our revenues for the foreseeable future. U.S. government business exposes us to various risks, including:

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

We Face Risks from the Domestic and Global Slowdown

     The recent global economic slowdown has had significant effects on markets that we serve, particularly satellite communications equipment manufacturers and network operators. This downturn has had a negative effect on our revenues. We cannot predict the depth or duration of this downturn, and if it grows more severe or continues for a long period of time, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make investments in research and development during this downturn, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.

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

A Significant Portion of Our Revenues is Derived from a Few of Our Contracts

     A small number of our contracts account for a significant percentage of our revenues. Historically, our largest revenue producing contracts have been U.S. government contracts related to our UHF DAMA technology, which generated approximately 10% of our revenues in fiscal year 2002, 15% of our revenues in fiscal year 2003 and 14% of our revenues in the first six months of fiscal year 2004. Our five largest contracts generated approximately 33% of our revenues in fiscal year 2002 and 29% of our revenues in fiscal year 2003. In addition, if our consumer broadband products are successful, a few of our customers could represent a significant portion of our revenues in future periods. The failure of these customers to place additional orders or to maintain these contracts with us for any reason, including any downturn in their business or financial condition, or our inability to renew or replace our contracts with these customers when they expire could materially harm our business and impair the value of our common stock.

We Depend Heavily on the VSAT Market

     We derived approximately 31% of our revenues in fiscal year 2002, 34% of our revenues in fiscal year 2003 and 33% of our revenues in the first six months of fiscal year 2004 from sales of VSAT communications networks. A significant decline in this market or the replacement of VSAT technology by an alternative technology could materially harm our business and impair the value of our common stock.

Our Credit Facility Contains Restrictions that Could Limit Our Ability to Implement Our Business Plan

     The restrictions contained in our line of credit agreement may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. In addition, if we fail to meet the covenants contained in our line of credit, repayment of our outstanding indebtedness may be accelerated. This indebtedness, among other things, restricts our ability to do the following:

•	incur additional indebtedness,

•	create liens on our assets,

•	make certain payments, including payments of dividends in respect of capital stock,

•	consolidate, merge and sell assets,

•	engage in certain transactions with affiliates, and

•	make acquisitions.

     In addition, such indebtedness requires us to maintain certain ratios, including:

•	debt to EBITDA (income from operations plus depreciation and amortization) and

•	quick ratio (sum of cash, accounts receivable and marketable securities to current liabilities),

and to satisfy certain tests, including tests relating to:

•	limits on capital expenditures,

•	minimum quarterly EBITDA, and

•	minimum tangible net worth.

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

We May Experience Losses from Our Fixed-Price Contracts

     Approximately 97% of our revenues in fiscal year 2002, 95% of our revenues in fiscal year 2003 and 90% of our revenues in the first six months of fiscal year 2004 were derived from contracts with fixed prices. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. We believe that a high percentage of our contracts will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you that our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

We Expect to Maintain a Focus on Our Research and Development Costs, Which Could Significantly Reduce Our Profitability

     Our future growth depends on penetrating new markets, adapting existing satellite communications products to new applications, and introducing new communications products that achieve market acceptance. Accordingly, we are actively applying our communications expertise to design and develop new hardware and software products and enhance existing products. We expended $9.4 million in fiscal year 2002, $16.0 million in fiscal year 2003 and $5.9 million in the first six months of fiscal year 2004 in research and development activities. We expect to continue to spend discretionary funds on research and development in the near future. The amount of funds spent on research and development projects is dependent on the amount and mix of customer funded development, the types of technology being developed and the affordability of the technology being developed. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the near future. Our research and development program may not produce successful results, which could materially harm our business and impair the value of our common stock.

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

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions and Currency Fluctuations

     Approximately 28% of our revenues in fiscal year 2002, 27% of our revenues in fiscal year 2003 and 17% of our revenues in the first six months of fiscal year 2004 were derived from international sales. We anticipate that international sales will account for an increasing percentage of our revenues over the next several years. Many of these international sales may be denominated in foreign currencies. Because we do not currently engage in nor do we anticipate engaging in material foreign currency hedging transactions, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.

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

We Face Potential Product Liability Claims

     We may be exposed to legal claims relating to the products we sell or the services we provide. Our agreements with our customers generally contain terms designed to limit our exposure to potential product liability claims. We also maintain a product liability insurance policy for our business. However, our insurance may not cover all relevant claims or may not provide sufficient coverage. Further, as our consumer products business grows, we expect our product liability claims to materially increase. If our insurance coverage does not cover all costs resulting from future product liability claims, it could materially harm our business and impair the value of our common stock.

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

Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence Over Matters Requiring Stockholder Approval

     As of November 4, 2003, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 21% of our common stock. Accordingly, these stockholders may be able to significantly influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. These stockholders may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. This ownership interest could also have the effect of delaying or preventing a change in control.

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

     On May 21, 2003, ViaSat filed a complaint against Xetron Corporation. The complaint alleged Xetron failed to deliver conforming radio frequency amplifiers (RFAs) for integration into ViaSat’s Multifunctional Information Distribution System terminals (MIDS). ViaSat contends it is entitled to recover in excess of $11 million in damages. On August 14, 2003, Xetron filed a counter-claim against ViaSat alleging ViaSat failed to make proper payments. Xetron claims that its damages total approximately $8 million. ViaSat has an alternative supplier of RFAs, which has allowed ViaSat to meet its applicable customer contractual obligations and delivery schedules.

Item 4. Submission of Matters to a Vote of Security Holders

     (a)  We held our Annual Meeting of Stockholders on September 11, 2003.

     (b)  See paragraph (c) below.

     (c)  The matters voted upon at the meeting and the votes cast with respect thereto were as follows:

	Votes	Votes		Broker
	For	Against/Withheld	Abstentions	Non-Votes

Election of Directors
Dr. Robert W. Johnson	22,226,936	683,890	-0-	-0-
William A. Owens	22,834,220	76,606	-0-	-0-
Second Amended and Restated 1996 Equity Participation Plan	12,622,543	2,056,419	70,678	-0-

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On August 13, 2003, we filed a current report on Form 8-K, reporting under Item 5 that we had signed amendments to our Revolving/Term Loan Agreement, and attaching such amendments, and reporting under Item 8 the change in ViaSat’s fiscal year end from March 31 to a 52/53 week fiscal year ending on the Friday closest to March 31. (1)

On September 18, 2003, we filed a current report on Form 8-K, reporting under Item 5 that Mark Dankberg, our Chairman, President and Chief Executive Officer, and his wife entered into a prepaid forward contract with respect to 125,000 shares of our common stock.

(1)	Certain portions of exhibits have been requested to be redacted pursuant to a request for confidential treatment filed by ViaSat, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIASAT, INC.

November 7, 2003

/s/ Mark D. Dankberg

Mark D. Dankberg
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

/s/ Ronald G. Wangerin

Ronald G. Wangerin
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)