Form 10-Q
period 2004-01-02
VIASAT INC
filed 2004-02-02
CIK 797721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 2, 2004.

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

     The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of January 26, 2004 was 26,359,878.

VIASAT, INC.

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	March 31, 2003	January 2, 2004

Assets
Current assets:
Cash and cash equivalents	$4,111	$20,286
Short-term investments	158	160
Accounts receivable, net	80,962	89,180
Inventory	29,758	27,209
Deferred income taxes	4,241	6,072
Prepaid expenses and other current assets	6,015	10,387

Total current assets	125,245	153,294
Goodwill	19,492	19,492
Other intangible assets, net	35,474	29,596
Property and equipment, net	33,609	32,675
Other assets	23,335	18,855

Total assets	$237,155	$253,912

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,983	$26,102
Accrued liabilities	19,036	29,256
Line of credit	9,950	—

Total current liabilities	50,969	55,358
Other liabilities	1,847	2,582

Total liabilities	52,816	57,940

Contingencies (Note 8)
Minority interest in consolidated subsidiary	452	544

Stockholders’ equity:
Common stock	3	3
Paid in capital	154,293	156,234
Retained earnings	29,853	39,207
Unearned compensation	(35)	(27)
Accumulated other comprehensive income (loss)	(227)	11

Total stockholders’ equity	183,887	195,428

Total liabilities and stockholders’ equity	$237,155	$253,912

See accompanying notes to condensed consolidated financial statements

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	December 31, 2002	January 2, 2004	December 31, 2002	January 2, 2004

Revenues	$48,962	$71,758	$131,322	$195,358
Cost of revenues	39,718	51,757	100,996	142,526

Gross profit	9,244	20,001	30,326	52,832
Operating expenses:
Selling, general and administrative	9,102	6,389	26,728	27,572
Independent research and development	2,517	1,963	11,704	7,896
Amortization of intangible assets	2,112	1,959	6,335	5,878

Income (loss) from operations	(4,487)	9,690	(14,441)	11,486
Other income (expense):
Interest income	3	5	33	9
Interest expense	(324)	(57)	(633)	(327)
Minority interest	(10)	(38)	(26)	(157)
Equity in loss of joint venture	(463)	(79)	(1,622)	(160)

Income (loss) before income taxes	(5,281)	9,521	(16,689)	10,851
Provision (benefit) for income taxes	(2,669)	2,432	(8,340)	1,497

Net income (loss)	$(2,612)	$7,089	$(8,349)	$9,354

Basic net income (loss) per share	$(.10)	$.27	$(.32)	$.36

Diluted net income (loss) per share	$(.10)	$.26	$(.32)	$.34

Shares used in basic net income (loss) per share computation	26,018	26,262	25,979	26,211

Shares used in diluted net income (loss) per share computation	26,018	27,748	25,979	27,311

See accompanying notes to condensed consolidated financial statements

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	December 31, 2002	January 2, 2004

Cash flows from operating activities:
Net income (loss)	$(8,349)	$9,354
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,469	7,831
Amortization of intangible assets and software	7,155	7,754
Deferred income taxes	(3,593)	375
Equity in loss of joint venture	1,622	160
Minority interest in consolidated subsidiary	4	92
Non-cash compensation	129	8
Tax benefit from exercise of stock options	11	—
Increase (decrease) in cash resulting from changes in, net of effects of acquisitions:
Accounts receivable	(866)	(8,029)
Inventory	(3,059)	2,939
Other assets	(928)	(3,955)
Accounts payable	7,599	4,103
Accrued liabilities	1,032	10,238
Other liabilities	(311)	162

Net cash provided by operating activities	7,915	31,032

Cash flows from investing activities:
Investment in joint venture	(1,622)	(159)
Purchases of short-term investments, net	(2)	(2)
Investment in capitalized software	(5,149)	—
Purchases of property and equipment, net	(9,269)	(6,890)

Net cash used in investing activities	(16,042)	(7,052)

Cash flows from financing activities:
Proceeds from (repayment of) line of credit, net	4,450	(9,950)
Forfeited unexercised options	(53)	—
Proceeds from issuance of common stock, net of issuance costs	1,490	1,941

Net cash provided by (used in) financing activities	5,887	(8,009)
Effect of exchange rate changes on cash	16	204

Net increase (decrease) in cash and cash equivalents	(2,224)	16,175
Cash and cash equivalents at beginning of period	6,464	4,111

Cash and cash equivalents at end of period	$4,240	$20,286

See accompanying notes to condensed consolidated financial statements

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share data)

	Common Stock					Accumulated
						Other
	Number of		Paid in	Retained	Unearned	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Total	Income

Balance at March 31, 2003	26,130,443	$3	$154,293	$29,853	$(35)	$(227)	$183,887
Exercise of stock options	84,360		560				560
Issuance of stock under Employee Stock Purchase Plan	127,333		1,381				1,381
Forfeited unexercised options
Amortization of stock based compensation					8		8
Net income				9,354			9,354	9,354
Foreign currency translation						238	238	238

Comprehensive income								$9,592

Balance at January 2, 2004	26,342,136	$3	$156,234	$39,207	$(27)	$11	$195,428

See accompanying notes to condensed consolidated financial statements

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

     The accompanying condensed consolidated balance sheet as of January 2, 2004, the condensed consolidated statements of operations for the three and nine months ended December 31, 2002 and January 2, 2004, the condensed consolidated statements of cash flows for the nine months ended December 31, 2002 and January 2, 2004, and the condensed consolidated statement of stockholders’ equity for the nine months ended January 2, 2004 have been prepared by the management of ViaSat, Inc., and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended March 31, 2003 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2003 included in our 2003 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

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

Stock-based Compensation

     Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123,” amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     At January 2, 2004, we had stock-based compensation plans from which incentive stock options may be granted to our key employees and non-qualified stock options may be granted to key employees, directors, officers, independent contractors, and consultants. We measure compensation expense for options issued to employees, directors and officers under those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” Generally, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The estimated fair value of options is amortized to expense over the vesting period. We elect to use the disclosure only provisions of SFAS 123. Had compensation expense for employees, directors and officer stock options been determined based on the fair value of the options on the date of the grant, net income (loss) and net income (loss) per share would have resulted in the pro forma information presented below for the three and nine months ended December 31, 2002 and January 2, 2004:

	Three Months Ended		Nine Months Ended

	December 31, 2002	January 2, 2004	December 31, 2002	January 2, 2004

	(In thousands, except per share data)		(In thousands, except per share data)
Net income (loss) as reported	$(2,612)	$7,089	$(8,349)	$9,354
Stock based compensation included in net income (loss)	78	15	129	8
Stock based employee compensation expense under fair value based method	(3,452)	(2,151)	(9,850)	(8,477)

Pro forma net income (loss)	$(5,986)	$4,953	$(18,070)	$885
Basic earnings (loss) per share
As reported	$(0.10)	$0.27	$(0.32)	$0.36
Pro forma	$(0.23)	$0.19	$(0.70)	$0.03
Diluted earnings (loss) per share
As reported	$(0.10)	$0.26	$(0.32)	$0.34
Pro forma	$(0.23)	$0.19	$(0.70)	$0.03

     These pro forma amounts may not be representative of future costs since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”) — “Consolidation of Variable Interest Entities,” and a revised interpretation of FIN 46 (FIN 46-R) was issued in December 2003. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. We do not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46-R provisions are required to be adopted at the beginning of the first interim or annual period ending after March 15, 2004. Management has evaluated the impact of adopting this pronouncement as it relates to our investment in Immeon Networks, LLC (“Immeon”), and believes such investment will be required to be consolidated commencing in our fiscal period ending April 2, 2004. The effect of consolidating Immeon is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

     Contract costs with the U. S. Government and its prime contractors, including indirect costs, are subject to audit by and negotiations with U.S. Government representatives. These audits have been completed and agreed upon through fiscal year 2000. Contract revenues and accounts receivable are stated at amounts which are expected to be realized upon final settlement. While we believe that the results of such audits will not have a material effect on our financial position or results of operations, there can be no assurance that an adjustment will not be made and that, if made, any such adjustment will not have a material effect on our financial position, results of operations or cash flows.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 – Earnings Per Share

     Potential common stock of 1,486,589 shares for the three months ended January 2, 2004 and 1,099,517 for the nine months ended January 2, 2004 respectively, were used to calculate diluted earnings per share. Potentially dilutive shares excluded from the calculation were 4,291,220 and 1,727,779 shares for the three months ended December 31, 2002 and January 2, 2004, respectively. Potentially dilutive shares excluded from the calculation were 4,291,220 and 1,994,909 shares for the nine months ended December 31, 2002 and January 2, 2004, respectively. Potential common stock is primarily comprised of options granted under our stock option plan.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 — Composition of Certain Balance Sheet Captions (in thousands)

	March 31,	January 2,
	2003	2004

Accounts receivable, net:
Billed	$41,724	$43,246
Unbilled	39,911	46,519
Allowance for doubtful accounts	(673)	(585)

	$80,962	$89,180

Inventory:
Raw materials	$15,083	$16,370
Work in process	2,323	3,087
Finished goods	12,352	7,752

	$29,758	$27,209

Prepaid expenses and other current assets:
Income taxes receivable	$4,162	$3,861
Prepaid expenses	1,616	6,117
Other	237	409

	$6,015	$10,387

Other intangible assets:
Technology	$26,770	$26,770
Contracts and relationships	9,736	9,736
Non-compete agreement	7,950	7,950
Other intangibles	6,875	6,875

	51,331	51,331
Less accumulated amortization	(15,857)	(21,735)

	$35,474	$29,596

Property and equipment:
Machinery and equipment	$32,567	$34,905
Computer equipment and software	23,752	24,856
Furniture and fixtures	3,130	3,173
Construction in progress	5,225	8,468

	64,674	71,402
Less accumulated depreciation	(31,065)	(38,727)

	$33,609	$32,675

Other assets:
Capitalized software costs, net	$16,561	$14,685
Deferred income taxes	5,672	3,466
Other	1,102	704

	$23,335	$18,855

Accrued liabilities:
Current portion of warranty reserve	$1,157	$1,832
Accrued vacation	3,539	3,753
Accrued bonus	—	3,434
Accrued 401(k) matching contribution	—	1,972
Collections in excess of revenues	11,646	13,758
Other	2,694	4,507

	$19,036	$29,256

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

     We make assessments of impairment on an annual basis in the fourth quarter of our fiscal year or more frequently if specific events occur. In assessing the value of goodwill, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the reporting units. If these estimates or their related assumptions change in the future, we may be required to record impairment charges that would negatively impact operating results.

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

     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization

For the nine months ended January 2, 2004	$5,878
Expected for the remainder of fiscal year 2004	1,964
Expected for fiscal year 2005	6,642
Expected for fiscal year 2006	6,048
Expected for fiscal year 2007	5,378
Expected for fiscal year 2008	4,508

Note 6 — Notes Payable and Line of Credit

     On August 12, 2003, we executed an amendment to our Amended and Restated Revolving Loan Agreement with Union Bank of California and Comerica Bank, extending the maturity date from September 30, 2003 to September 30, 2004 and increasing the commitment from $20 million to $30 million. Under the revolving facility we have the option to borrow at the bank’s prime rate or at LIBOR plus, in each case, an applicable margin based on the ratio of our total debt to EBITDA (income from operations plus depreciation and amortization). The revolving facility contains financial covenants that set maximum debt to EBITDA limits, minimum quarterly EBITDA limits, minimum quick ratio limit and a minimum tangible net worth limit. The revolving loan facility is collateralized by our cash, accounts receivable and inventory. At January 2, 2004, we had no outstanding borrowings under the revolving facility and amounts outstanding under standby letters of credit were $6.2 million, leaving borrowing availability under the revolving facility of $23.8 million. We were in compliance with our loan covenants at January 2, 2004.

Note 7 — Product Warranty

     We provide limited warranties on most of our products for periods of up to five years. We record a liability for our warranty obligations when products are shipped based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products the warranty costs estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failure that may occur. It is possible that our underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in our warranty accrual during the three and nine month periods ended January 2, 2004 (in thousands).

	For the three months	For the nine months
	ended January 2, 2004	ended January 2, 2004

Balance, beginning of period	$3,564	$2,327
Change in liability for warranties issued in period	633	3,252
Settlements made (in cash or in kind) during the period	(454)	(1,836)

Balance, January 2, 2004	$3,743	$3,743

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

     On October 23, 2002, ViaSat sent Scientific-Atlanta, Inc. a claim for indemnification under the terms of the asset purchase agreement related to the acquisition of Scientific-Atlanta’s satellite networks business (the “Satellite Networks Business”) in April 2000. On November 14, 2002, Scientific-Atlanta filed a complaint (United States District Court, Northern District of Georgia, Atlanta Division) for declaratory judgment seeking to resolve ViaSat’s claim for indemnification through litigation. In response to Scientific-Atlanta’s complaint, on January 15, 2003, ViaSat filed a formal claim against Scientific-Atlanta for, among other things, fraud, breach of warranty, contractual and equitable indemnification, and breach of the duty of good faith and fair dealing. In December 2003, ViaSat reached an agreement with Scientific-Atlanta (“SA Settlement”). Under the terms of the SA Settlement, Scientific-Atlanta paid ViaSat $9.0 million in cash and the parties jointly dismissed the litigation concerning the acquisition. Neither party admitted liability in connection with the litigation, or in the agreement resolving it. As a result of the settlement, the Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended January 2, 2004 include a benefit to cost of revenues of $3.2 million and to selling, general and administrative expenses of $3.1 million.

     On May 21, 2003, ViaSat filed a complaint against Xetron Corporation. The complaint alleged Xetron failed to deliver conforming radio frequency amplifiers (RFAs) for integration into ViaSat’s Multifunctional Information Distribution System (MIDS) terminals. ViaSat contends that it is entitled to recover in excess of $11 million in damages. On August 14, 2003, Xetron filed a counter-claim against ViaSat alleging ViaSat failed to make proper payments. Xetron claims that its damages total approximately $8 million. ViaSat has an alternative supplier of RFAs, which has allowed ViaSat to meet its applicable customer contractual obligations and delivery schedules. ViaSat intends to vigorously pursue its claims and defend against Xetron’s counter-claims.

Note 9 — Immeon Networks, L.L.C.

     In January 2001, ViaSat and Loral Skynet formed Immeon, a joint venture between the parties. We account for our investment under the equity method because we have significant influence, but not control, of the operations of Immeon. During periods of operating losses of Immeon, those losses are allocated to ViaSat and Loral Skynet according to each venturer’s contribution to Immeon. If Immeon attains profitability in the future, contributions previously provided by the joint venturers will be reimbursed based on the allocation of profits. Once all contributions have been fully reimbursed to the respective venturer, each venturer is entitled to 50% of the net profits of Immeon, subject to certain adjustments. To date, we have provided services to Immeon. As such, in accordance with the terms of the joint venture agreement, the services are considered contributions to Immeon for the purposes of determining the allocation of the net loss of Immeon to the venturers. Our share of the operating losses of Immeon for the three months ended December 31, 2002 and January 2, 2004 was $463,000 and $79,000, respectively, and $1.6 million and $160,000 for the nine months ended December 31, 2002 and January 2, 2004, respectively, and represent the substantial portion of the net losses of Immeon. Our share of the net losses of Immeon is limited to the extent of our investment in (including contributions in the form of services), advances to and financial guarantees that create additional basis in Immeon. Our share of losses and advances to Immeon has reduced our investment, including contributions in the form of services, to zero. We maintain an obligation to provide network operation, billing, general management and administrative services to Immeon and its customers through the end of its customer contracts in February 2005. Loral has formally indicated it plans to withdraw from the Immeon venture through Loral’s pending bankruptcy. If Loral withdraws from Immeon through its bankruptcy, Loral will no longer have a continuing obligation to provide customer bandwidth at discounted rates. See Note 1 regarding FIN 46 and Immeon.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10 — Income Taxes

     In calculating the income tax benefit for the three and nine months ended December 31, 2002 and January 2, 2004 we applied a 40% tax rate to the income or loss before income taxes and combined the result with the research and development tax credit estimated for the period. Our estimated annual effective rate for the fiscal year is influenced by the amount of research and development tax credit relative to the income or loss before income taxes. Since the research and development tax credit is not variable to income, fluctuations in estimated annual income before income taxes can cause disproportionate changes in the tax provision (benefit).

Note 11 — Segment Information

     Operating segments are determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. We are organized primarily on the basis of products with commercial and government (defense) communication applications. The nature of our products and their potential uses will occasionally create a situation where a commercially developed product will be sold to customers for government applications or when a product developed for the government is sold to customers for commercial applications. For segment reporting, the revenues and operating profits generated from these products are recorded in the segment of the segment’s primary business. The following table summarizes revenues and operating profits by operating segment for the three and nine months ended December 31, 2002 and January 2, 2004. Certain corporate general and administrative costs and amortization of intangible assets are not allocated to either segment and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit. Assets are not tracked by operating segment. Consequently, it is not practical to show assets by operating segments. Depreciation expense is allocated to operating segments as an overhead charge based on direct labor dollars within the operating segments (in thousands).

	Three months ended		Nine months ended

	December 31, 2002	January 2, 2004	December 31, 2002	January 2, 2004

Revenues
Commercial	$25,769	$38,489	$71,341	$106,897
Government	23,193	33,269	59,981	88,461

Total revenues	48,962	71,758	131,322	195,358
Operating profits (losses)
Commercial	(4,280)	7,804	(18,267)	7,821
Government	1,896	3,921	9,727	10,505

Segment operating profit (loss) before corporate and amortization	(2,384)	11,725	(8,540)	18,326
Corporate	9	(76)	434	(962)
Amortization of intangibles	(2,112)	(1,959)	(6,335)	(5,878)

Income (loss) from operations	$(4,487)	$9,690	$(14,441)	$11,486

The operating profits for the Commercial segment for the three-month and nine-month periods ended January 2, 2004 include a benefit of $6.3 million related to the settlement with Scientific-Atlanta, Inc.

Revenue information by geographic area for the three and nine month periods ended December 31, 2002 and January 2, 2004 is as follows (in thousands):

	Three months ended		Nine months ended

	December 31, 2002	January 2, 2004	December 31, 2002	January 2, 2004

North America	$39,976	$58,917	$102,937	$161,671
Europe	6,155	9,080	16,732	18,226
Asia Pacific	2,326	2,954	10,025	14,504
Latin America	505	807	1,628	957

	$48,962	$71,758	$131,322	$195,358

We distinguish revenues from external customers by geographic areas based on customer location.

The net book value of long-lived assets located outside the United States was $316,000 at December 31, 2002 and $83,000 at January 2, 2004.

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

     Approximately 97% of our revenues in fiscal year 2002, 95% of our revenues in fiscal year 2003 and 88% of our revenues in the first nine months of fiscal year 2004 were derived from contracts with fixed prices. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. We provide for anticipated losses on contracts by a charge to income during the period in which they are first identified.

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

     We capitalized costs related to software developed for resale of $1.6 million and $5.2 million for the three and nine month periods ended December 31, 2002, respectively. We did not capitalize costs related to software developed for resale in the three or nine month periods ended January 2, 2004. Amortization expense related to software development costs was $290,000 and $968,000 for the three months ended December 31, 2002 and January 2, 2004, respectively, and $820,000 and $1.9 million for the nine months ended December 31, 2002 and January 2, 2004, respectively. These software development costs are part of other assets on the balance sheet and the related amortization expense is recorded as a charge to cost of revenues on the statement of operations.

Allowance for doubtful accounts

     We make estimates of the collectibility of our accounts receivable based on historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a large portion of our sales have been to the U.S. government. Our accounts receivables balance was $89.2 million, net of allowance for doubtful accounts of $585,000 as of January 2, 2004.

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

Results of Operations

     The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Three Months Ended		Nine Months Ended

	December 31, 2002	January 2, 2004	December 31, 2002	January 2, 2004

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	81.1	72.1	76.9	73.0

Gross profit	18.9	27.9	23.1	27.0
Operating expenses:
Selling, general and administrative	18.6	8.9	20.4	14.1
Independent research and development	5.2	2.8	8.9	4.0
Amortization of intangible assets	4.3	2.7	4.8	3.0

Income (loss) from operations	(9.2)	13.5	(11.0)	5.9
Income (loss) before income taxes	(10.8)	13.3	(12.7)	5.6
Net income (loss)	(5.3)	9.9	(6.4)	4.8

     The Results of Operations for the three-month and nine-month periods ended January 2, 2004 include a benefit to Cost of revenues of $3.2 million and to Selling, general and administrative expenses of $3.1 million relating to the SA settlement.

Three Months Ended December 31, 2002 vs. Three Months Ended January 2, 2004

     Revenues. Revenues increased 46.5% from $49.0 million for the three months ended December 31, 2002 to $71.8 million for the three months ended January 2, 2004. This increase resulted from the over $330 million in net contract awards received over the twelve months ended January 2, 2004 and the conversion of a portion of these awards to revenues. This compares with net contract awards received of $224 million for the twelve months ended December 31, 2002. Sales were aided by growth in consumer and airborne broadband development and production, VSAT product sales, government information security development and an increase in sales of large antenna systems.

     Revenues in the government segment increased 43.5% from $23.2 million for the three months ended December 31, 2002 to $33.3 million for the three months ended January 2, 2004. The increase was primarily driven by increased production of our MIDS tactical data links, data controllers and UHF satcom modems and increased customer funded development contracts in our information security and government broadband business areas.

     Revenues in the commercial segment increased 49.2% from $25.8 million for the three months ended December 31, 2002 to $38.5 million for the three months ended January 2, 2004. The increase was principally from growth in VSAT product sales, customer funded development for mobile products, consumer broadband development and production, and large antenna system sales.

     Gross Profit. Gross profit increased 117% from $9.2 million (18.9% of revenues) for the three months ended December 31, 2002 to $20.0 million (27.9% of revenues) for the three months ended January 2, 2004. Included in gross profit for the three months ended January 2, 2004, is a $3.2 million benefit from the SA Settlement. Without the SA Settlement, gross profit would have been $16.8 million (23.4% of revenues). This gross profit percentage is below expectations mostly due to lower margin development programs working their way through backlog and some non-recurring design costs for MIDS.

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased 29.7% from $9.1 million (18.6% of revenues) for the three months ended December 31, 2002 to $6.4 million (8.9% of revenues) for the three months ended January 2, 2004. Included in SG&A for the three months ended January 2, 2004, are a $3.1 million benefit from the SA Settlement and $409,000 in sales proceeds of Orbital Sciences Corp stock received from the bankruptcy liquidation of ORBCOMM (ViaSat is an unsecured creditor in the ORBCOMM bankruptcy and received 44,673 shares of Orbital Sciences Corp stock from the bankruptcy liquidation proceedings of ORBCOMM). Without the SA Settlement and the proceeds from the ORBCOMM bankruptcy liquidation, SG&A expenses would have been $9.9 million (13.8% of revenues). The SG&A expenses (excluding the SA settlement and the ORBCOMM bankruptcy liquidation) increased principally from selling expenses in the VSAT product area, which resulted from increased sales, and bonus and 401(k) accruals, partially offset by lower legal costs. The discretionary bonus and 401(k) accruals are consistent with the company’s performance measured incentives. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

     Independent Research and Development. Independent research and development (“IR&D”) expenses decreased 20.0% from $2.5 million (5.2% of revenues) for the three months ended December 31, 2002, to $2.0 million (2.8% of revenues) for the three months ended January 2, 2004. The decrease reflects the reduced need for company funded development projects due to the increase in customer funded development projects received over the past twelve months.

     Amortization of Goodwill and Intangible Assets. The acquisition of the Satellite Networks Business in fiscal year 2001 and Comsat Laboratories and U.S. Monolithics in fiscal year 2002 were accounted for by the purchase method of accounting. The dates of acquisition of Comsat Laboratories and U.S. Monolithics were both after June 30, 2001 and were accounted for under SFAS 141. Therefore, the goodwill of those two acquisitions has not been subject to amortization. As a result of adopting SFAS 142 for our fiscal year ended March 31, 2003, we no longer amortize the intangibles assets “Acquired workforce” of $5.5 million or “Goodwill” of $4.5 million acquired in the Satellite Networks Business acquisition. “Acquired workforce” did not meet the separability requirements of SFAS 141 and has been subsumed into goodwill beginning April 1, 2002. The intangible assets are being amortized over useful lives ranging from two to ten years. Below is the allocation of the amortization expense for the three month periods ended December 31, 2002 and January 2, 2004 (in thousands).

	Amortization for the three
	months ended

	December 31, 2002	January 2, 2004

Existing technology	$950	$950
Contracts and relationships	276	268
Non-compete agreements	575	576
Other amortizable assets	311	165

Totals	$2,112	$1,959

     Interest Expense. Interest expense decreased from $324,000 for the three months ended December 31, 2002 to $57,000 for the three months ended January 2, 2004. Interest expense relates to short-term borrowings under our line of credit to cover working capital requirements. The decrease in interest expense was from lower loan costs and lower outstanding borrowings and interest rates. Outstanding borrowings under our line of credit were $14.4 million at December 31, 2002 and zero at January 2, 2004.

     Interest Income. Interest income increased from $3,000 for the three months ended December 31, 2002 to $5,000 for the three months ended January 2, 2004.

     Equity in Loss of Joint Venture. Equity in loss of joint venture decreased from $463,000 for the three months ended December 31, 2002 to $79,000 for the three months ended January 2, 2004. This decrease was related to an increase in revenues and lower costs for Immeon.

     Provision (Benefit) for Income Taxes. Our effective income tax rate changed from a benefit of 50.5% for the three months ended December 31, 2002 to a provision of 25.5% for the three months ended January 2, 2004. In calculating the tax provision (benefit) for the three months ended December 31, 2002 and January 2, 2004 we applied a 40% tax rate to income before taxes and combined the result with the research and development tax credit estimated for the period. Our estimated annual effective rate for the fiscal year is influenced by the amount of research and development tax credit relative to income before taxes. Since the research and development tax credit is not variable to income, fluctuations in estimated annual income before taxes can cause disproportionate changes in the tax provision.

Nine Months Ended December 31, 2002 vs. Nine Months Ended January 2, 2004

     Revenues. Revenues increased 48.8% from $131.3 million for the nine months ended December 31, 2002 to $195.4 million for the nine months ended January 2, 2004. This increase resulted from the over $330 million in net contract awards received over the twelve months ended January 2, 2004 and the conversion of a portion of these awards to revenue. This compares with net contract awards received of $224 million for the twelve months ended December 31, 2002. Sales were aided by growth in consumer and airborne broadband development and production, VSAT product sales, government information security development and an increase in sales of large antenna systems.

     Revenues in the government segment increased 47.5% from $60.0 million for the nine months ended December 31, 2002 to $88.5 million for the nine months ended January 2, 2004. The increase was primarily driven by increased production of our UHF satcom modems and increased customer funded development contracts in our information security and government broadband business areas.

     Revenues in the commercial segment increased 49.9% from $71.3 million for the nine months ended December 31, 2002 to $106.9 million for the nine months ended January 2, 2004. The increase was principally from growth in VSAT product sales, customer funded development for mobile products, consumer broadband development and production, and large antenna system sales.

     Gross Profit. Gross profit increased 74.3% from $30.3 million (23.1% of revenues) for the nine months ended December 31, 2002 to $52.8 million (27.0% of revenues) for the nine months ended January 2, 2004. Included in gross profit for the nine months ended January 2, 2004, is $3.2 million benefit from the SA Settlement. Without the SA Settlement gross profit would have been $49.6 million (25.4% of revenues). Gross profit also increased in the first nine months of fiscal year 2004 over the first nine months of fiscal year 2003 due to the 48.8% increase in revenues for the periods. Gross profit, excluding the effects of the SA Settlement, improved by two percentage points for the nine months ended January 2, 2004 versus the nine months ended December 31, 2002. This is a reflection of the operation improvements we have made over this time, primarily increased outsourcing of manufacturing and fewer development contract overruns.

      Selling, General and Administrative Expenses. SG&A expenses increased 3.0% from $26.7 million (20.4% of revenues) for the nine months ended December 31, 2002 to $27.5 million (14.1% of revenues) for the nine months ended January 2, 2004. Included in SG&A for the nine months ended January 2, 2004, are $3.1 million from the SA Settlement and $409,000 in proceeds from the bankruptcy liquidation of ORBCOMM. Without the SA Settlement and the proceeds from the ORBCOMM bankruptcy liquidation, SG&A expenses would have been $31.0 million (15.9% of revenues). The SG&A expenses (excluding the SA Settlement and the ORBCOMM bankruptcy liquidation) increased principally from selling expenses in the VSAT product area, which resulted from increased sales, and bonus and 401(k) accruals.

     Independent Research and Development. IR&D expenses decreased 32.5% from $11.7 million (8.9% of revenues) for the nine months ended December 31, 2002, to $7.9 million (4.0% of revenues) for the nine months ended January 2, 2004. The decrease reflects the reduced need for company funded development projects due to the increase in customer funded development received over the past twelve months.

     Amortization of Goodwill and Intangible Assets. The acquisition of the Satellite Networks Business in fiscal year 2001 and Comsat Laboratories and U.S. Monolithics in fiscal year 2002 were accounted for by the purchase method of accounting. The dates of acquisition of Comsat Laboratories and U.S. Monolithics were both after June 30, 2001 and were accounted for under SFAS 141. Therefore, the goodwill of those two acquisitions has not been subject to amortization. As a result of adopting SFAS 142 for our fiscal year ended March 31, 2003, we no longer amortize the intangibles assets “Acquired workforce” of $5.5 million or “Goodwill” of $4.5 million acquired in the Satellite Networks Business acquisition. “Acquired workforce” did not meet the separability requirements of SFAS 141 and has been subsumed into goodwill beginning April 1, 2002. The intangible assets are being amortized over useful lives ranging from two to ten years. Below is the allocation of the amortization expense for the nine month periods ended December 31, 2002 and January 2, 2004 (in thousands).

	Amortization for the nine
	months ended

	December 31, 2002	January 2, 2004

Existing technology	$2,850	$2,850
Contracts and relationships	827	804
Non-compete agreements	1,725	1,728
Other amortizable assets	933	496

Totals	$6,335	$5,878

     Interest Expense. Interest expense decreased from $633,000 for the nine months ended December 31, 2002 to $327,000 for the nine months ended January 2, 2004. Interest expense relates to short-term borrowings under our line of credit to cover working capital requirements. The decrease in interest expense was from lower loan costs and from lower outstanding borrowings and interest rates. Outstanding borrowings under our line of credit were $14.4 million at December 31, 2002 and zero at January 2, 2004.

     Interest Income. Interest income decreased from $33,000 for the nine months ended December 31, 2002 to $9,000 for the nine months ended January 2, 2004. This decrease resulted from lower average invested cash balances and lower yields.

     Equity in Loss of Joint Venture. Equity in loss of joint venture decreased from $1.6 million for the nine months ended December 31, 2002 to $160,000 for the nine months ended January 2, 2004. This decrease was related to an increase in revenues and lower costs for Immeon.

     Provision (Benefit) for Income Taxes. Our effective income tax rate changed from a benefit of 50.0% for the nine months ended December 31, 2002 to a provision of 13.8% for the nine months ended January 2, 2004. In calculating the tax benefit for the nine months ended December 31, 2002 and January 2, 2004, we applied a 40% tax rate to income before taxes and combined the result with the research and development tax credit estimated for the period. Our estimated annual effective rate for the fiscal year is influenced by the amount of research and development tax credit relative to income before taxes. Since the research and development tax credit is not variable to income, fluctuations in estimated annual income before taxes can cause disproportionate changes in the tax provision.

Backlog

     At January 2, 2004 we had firm backlog of $291.6 million of which $258.3 million was funded. The firm backlog of $291.6 million does not include contract options of $42.4 million. Of the $291.6 million in firm backlog, approximately $59.6 million is expected to be delivered during the remaining three months of fiscal year 2004, and the balance is expected to be delivered in fiscal year 2005 and thereafter. At March 31, 2003, we had firm backlog of $213.6 million, of which $179.6 million was funded, not including options of $44.9 million. We include in our backlog only those orders for which we have accepted purchase orders.

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

Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46-R”) — “Consolidation of Variable Interest Entities,” and a revised interpretation of FIN 46 (FIN 46-R) was issued in December 2003. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. We do not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46-R provisions are required to be adopted at the beginning of the first interim or annual period ending after March 15, 2004. Management has evaluated the impact of adopting this pronouncement as it relates to our investment in Immeon Networks, LLC (“Immeon”), and believes such investment will be required to be consolidated commencing in our fiscal period ending April 2, 2004. The effect of consolidating Immeon is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources

     Cash and cash equivalents were $20.3 million at January 2, 2004, an increase of $16.2 million from April 1, 2003. The increase was primarily the result of $31.0 million in cash from operating activities and $1.9 million in net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, partially offset by $6.9 million in purchases of equipment and a $10.0 million in repayment of our line of credit.

     Cash flow from operating activities of $31.0 million for the first nine months of fiscal 2004 did include $9.0 million received in the SA Settlement (see note 8 to our condensed consolidated financial statements). Accounts receivable increased 10.2% in the first nine months of fiscal 2004 due to an increase in revenues, partially offset by a decrease in days sales outstanding from 137 days at March 31, 2003 to 113 days at January 2, 2004. Accrued liabilities also increased in the first nine months of fiscal 2004, primarily due to an increase customer payments received in excess of revenue recognized.

     At January 2, 2004 we had $20.4 million in cash, cash equivalents and short-term investments and $97.9 million in working capital. We had no outstanding borrowings under our line of credit and $6.2 million in outstanding standby letters of credit at January 2, 2004. Borrowing availability under the revolving loan facility was $23.8 million at January 2, 2004.

     On August 12, 2003, we executed an amendment to our Amended and Restated Revolving Loan Agreement with Union Bank of California and Comerica Bank, extending the maturity date from September 30, 2003 to September 30, 2004 and increasing the commitment from $20 million to $30 million. Under the revolving loan facility we have the option to borrow at the bank’s prime rate or at LIBOR plus, in each case, an applicable margin based on the ratio of our total debt to EBITDA (income from operations plus depreciation and amortization). The revolving loan facility contains financial covenants that set maximum debt to EBITDA limits, minimum quarterly EBITDA limits, minimum quick ratio limit and a minimum tangible net worth limit. The revolving loan facility is collateralized by our cash, accounts receivable and inventory. We were in compliance with our loan covenants at January 2, 2004.

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

     The following table sets forth a summary of our obligations under operating leases, capital leases, notes payable and irrevocable letters of credit for the periods indicated (in thousands):

			For the fiscal years
		For the balance of
	Total	fiscal year 2004	2005-2006	2007-2008	After 2008

Operating Leases	$20,816	$1,595	$9,755	$5,183	$4,283
Capital leases	3	3	—	—	—
Lines of credit	—	—	—	—	—
Standby letters of credit	6,240	1,258	4,982	—	—

Total	$27,059	$2,856	$14,737	$5,183	$4,283

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

Our Reliance on U.S. Government Contracts Exposes Us To Significant Risks

     Approximately 32% of our revenues in fiscal year 2002, 45% of our revenues in fiscal year 2003 and 45% of our revenues for the first nine months of fiscal year 2004 were derived from U.S. government applications. Although our commercial business has substantially reduced our dependence on U.S. government business, this business will continue to represent a significant portion of our revenues for the foreseeable future. U.S. government business exposes us to various risks, including:

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

A Significant Portion of Our Revenues is Derived from a Few of Our Contracts

     A small number of our contracts account for a significant percentage of our revenues. Historically, our largest revenue producing contracts have been U.S. government contracts related to our UHF DAMA technology, which generated approximately 10% of our revenues in fiscal year 2002, 15% of our revenues in fiscal year 2003 and 13% of our revenues in the first nine months of fiscal year 2004. Our five largest contracts generated approximately 33% of our revenues in fiscal year 2002 and 29% of our revenues in fiscal year 2003. In addition, if our consumer broadband products are successful, a few of our customers could represent a significant portion of our revenues in future periods. The failure of these customers to place additional orders or to maintain these contracts with us for any reason, including any downturn in their business or financial condition, or our inability to renew or replace our contracts with these customers when they expire could materially harm our business and impair the value of our common stock.

We Depend Heavily on the VSAT Market

     We derived approximately 31% of our revenues in fiscal year 2002, 34% of our revenues in fiscal year 2003 and 28% of our revenues in the first nine months of fiscal year 2004 from sales of VSAT communications networks. A significant decline in this market or the replacement of VSAT technology by an alternative technology could materially harm our business and impair the value of our common stock.

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

We May Experience Losses from Our Fixed-Price Contracts

     Approximately 97% of our revenues in fiscal year 2002, 95% of our revenues in fiscal year 2003 and 88% of our revenues in the first nine months of fiscal year 2004 were derived from contracts with fixed prices. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. We believe that a high percentage of our contracts will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you that our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

We Expect to Maintain a Focus on Our Research and Development Costs, Which Could Significantly Reduce Our Profitability

     Our future growth depends on penetrating new markets, adapting existing satellite communications products to new applications, and introducing new communications products that achieve market acceptance. Accordingly, we are actively applying our communications expertise to design and develop new hardware and software products and enhance existing products. We expended $9.4 million in fiscal year 2002, $16.0 million in fiscal year 2003 and $7.9 million in the first nine months of fiscal year 2004 in research and development activities. We expect to continue to spend discretionary funds on research and development in the near future. The amount of funds spent on research and development projects is dependent on the amount and mix of customer funded development, the types of technology being developed and the affordability of the technology being developed. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the near future. Our research and development program may not produce successful results, which could materially harm our business and impair the value of our common stock.

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

We Depend on a Limited Number of Key Employees Who Would Be Difficult to Replace

     We depend on a limited number of key technical, marketing and management personnel to manage and operate our business. In particular, we believe that our success depends to a significant degree on our ability to attract and retain highly skilled personnel, including our Chief Executive Officer, Mark D. Dankberg, and those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for these types of personnel is intense, and the loss of key employees could materially harm our business and impair the value of our common stock. We do not have employment agreements with any of our officers.

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

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions and Currency Fluctuations

     Approximately 28% of our revenues in fiscal year 2002, 27% of our revenues in fiscal year 2003 and 18% of our revenues in the first nine months of fiscal year 2004 were derived from international sales. We anticipate that international sales will account for an increasing percentage of our revenues over the next several years. Many of these international sales may be denominated in foreign currencies. Because we do not currently engage in nor do we anticipate engaging in material foreign currency hedging transactions, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.

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

Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence Over Matters Requiring Stockholder Approval

     As of January 26, 2004, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 21% of our common stock. Accordingly, these stockholders may be able to significantly influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. These stockholders may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. This ownership interest could also have the effect of delaying or preventing a change in control.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     A review of our current litigation is disclosed in the Notes to Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements - Note 8 - Contingencies.” We are also engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our results of operations, liquidity or financial position.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On December 19, 2003, we filed a current report on Form 8-K, reporting under Item 5 that we had reached an agreement with Scientific-Atlanta, Inc. relating to the indemnification for costs claimed by us to have been incurred for customer and contract obligations and assets acquired in connection with our acquisition of Scientific-Atlanta’s satellite networks business in April 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIASAT, INC.

February 2, 2004

/s/ Mark D. Dankberg

Mark D. Dankberg
Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

/s/ Ronald G. Wangerin

Ronald G. Wangerin
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)