Form 10-K/A
period 2003-03-31
VIASAT INC
filed 2004-06-03
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2003
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to .

Commission File Number (0-21767)

VIASAT, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0174996
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

Explanatory Note

     This Amendment No. 1 to the Annual Report of ViaSat, Inc. (“ViaSat” or the “Company”) on Form 10-K/A for the fiscal year ended March 31, 2003 includes restated consolidated financial statements as of March 31, 2002 and 2003 and for each of the three years in the period ended March 31, 2003. The restatement, as summarized in Notes 2 and 14 to the consolidated financial statements, is to present costs incurred on behalf of Immeon Networks, L.L.C. (Immeon), as “Cost of revenues”. As discussed in Note 14, the Company acquired a 50% joint venture interest in Immeon in 2001, and was required to perform certain services on behalf of Immeon pursuant to the Joint Venture Agreement and related agreements. These costs were presented as “Equity in losses of joint venture” in previously issued financial statements. As a result of the restatement, costs incurred on behalf of Immeon that were previously accounted for as “Equity in losses of joint venture” have been reclassified to “Cost of revenues” for all periods presented. These adjustments do not affect previously reported amounts of revenues, net income, earnings per share or assets, liabilities or stockholders’ equity for 2001, 2002 or 2003.

     This report is being filed to amend and restate only the following items contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 originally filed with the Securities and Exchange Commission on June 30, 2003:

•	Item 6 (Selected Financial Data);

•	Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations);

•	Item 8 (Financial Statements and Supplementary Data);

•	Item 14 (Controls and Procedures); and

•	Item 15 (Exhibits, Financial Statement Schedules, and Reports on Form 8-K).

     This Amendment No. 1 does not reflect events occurring after the June 30, 2003 original filing date of the Company’s Annual Report on Form 10-K. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in ViaSat’s reports filed with the Securities and Exchange Commission, as amended, for periods subsequent to the date of the original filing of the Annual Report on Form 10-K.

     The Company did not amend its Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to March 31, 2003, and the financial statements and related financial information contained in such reports should no longer be relied upon and should be viewed in the context of this report. Refer to Item 8 of this Form 10-K/A for information relating to the effects of the restatement on unaudited quarterly data for fiscal years 2002 and 2003.

Forward-Looking Statements

     Portions of this report, particularly “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. ViaSat wishes to caution you that there are some factors that could cause actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements, including but not limited to: ViaSat’s ability to perform under existing contracts and obtain additional contracts; ViaSat’s ability to develop new products that gain market acceptance; changes in product supply, pricing and customer demand; changes in relationships with, or the financial condition of, key customers or suppliers; changes in government regulations; changes in economic conditions globally and in the communications markets in particular; increased competition; potential product liability, infringement and other claims; and other factors affecting the communications industry generally. ViaSat refers you to the documents it files from time to time with the Securities and Exchange Commission, specifically the section titled “Factors That May Affect Future Performance” in ViaSat’s Form 10-K. These documents contain and identify other important factors that could cause actual results to differ materially from those contained in our projections or forward-looking statements. Stockholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

Item 6. Selected Financial Data

     The following table provides selected financial information for us for each of the fiscal years in the five-year period ended March 31, 2003. The data as of and for each of the fiscal years in the five-year period ended March 31, 2003 have been derived from our audited financial statements and include, in the opinion of our management, all adjustments necessary to present fairly the data for those periods. You should consider the financial statement data provided below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes which are included elsewhere in this annual report. All amounts shown are in thousands, except per share data. As discussed in Note 2 to the consolidated financial statements, the Company has restated cost of revenues and other income (loss), net, for the years ended March 31, 2001, 2002 and 2003. This restatement did not impact reported results of operations prior to 2001.

	Years Ended March 31,
	1999	2000	2001	2002	2003
			(restated)	(restated)	(restated)
Statement of Income Data:
Revenues	$71,509	$75,880	$164,352	$195,628	$185,022
Cost of revenues	44,182	45,557	113,458	139,354	142,908

Gross profit	27,327	30,323	50,894	56,274	42,114
Operating expenses:
Selling, general and administrative	10,093	11,269	26,482	38,153	37,858
Independent research and development	7,639	7,590	6,173	9,415	16,048
Acquired in-process research and development	—	—	2,334	2,550	—
Amortization of intangible assets	—	—	3,789	6,959	8,448

Income (loss) from operations	9,595	11,464	12,116	(803)	(20,240)
Interest income (expense)	584	913	1,647	188	(740)
Other income (loss)	—	—	(76)	(187)	(85)

Income (loss) before income taxes	10,179	12,377	13,687	(802)	(21,065)
Provision (benefit) for income taxes	3,883	4,471	3,422	(2,959)	(11,433)

Net income (loss)	$6,296	$7,906	$10,265	$2,157	$(9,632)

Basic net income (loss) per share	$0.39	$0.49	$0.48	$0.09	$(0.37)

Diluted net income (loss) per share	$0.39	$0.45	$0.46	$0.09	$(0.37)

Shares used in computing basic net income (loss) per share	15,954	16,193	21,379	23,072	26,016

Shares used in computing diluted net income (loss) per share	16,345	17,422	22,537	23,954	26,016

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$20,793	$19,641	$17,721	$6,620	$4,269
Working capital	31,298	38,169	84,334	83,458	74,276
Total assets	50,016	61,930	169,378	238,667	237,155
Notes payable, less current portion	1,243	336	—	—	—
Capital lease obligation, less current portion	—	—	—	174	141
Total stockholders’ equity	36,847	45,997	132,807	191,939	183,887

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

     We have been increasing our focus in recent years on offering satellite based communications products to address commercial market needs. In pursuing this strategy, we have acquired three strategic satellite communication equipment providers: (1) the Satellite Networks Business of Scientific-Atlanta in fiscal year 2001; (2) Comsat Laboratories products’ business from Lockheed Martin in fiscal year 2002; and (3) U.S. Monolithics, LLC in fiscal year 2002. Our commercial business accounts for approximately 68% of our revenues in fiscal year 2002 and 56% of our revenues in fiscal year 2003. To date, our principal commercial offerings include Very Small Aperture Terminals (VSATs), broadband internet equipment over satellite, network control systems, network integration services, network operation services, gateway infrastructure, antenna systems and other satellite ground stations. In addition, based on our advanced satellite technology and systems integration experience, we won several important projects in the three key broadband markets: enterprise, consumer and in-flight mobile applications. The overall economic environment has slowed the roll- out of new telecommunication services affecting the satellite portion of this market. However, the development we have accomplished in this area has positioned us well as existing and new service providers aim to meet the growing demand for broadband communication.

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

Results of Operations

     The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Years Ended March 31,
	2001	2002	2003
Revenues	100.0%	100.0%	100.0%
Cost of revenues	69.0	71.2	77.2

Gross profit	31.0	28.8	22.8
Operating expenses:
Selling, general and administrative	16.1	19.5	20.4
Independent research and development	3.8	4.8	8.7
Acquired in-process research and development	1.4	1.3	—
Amortization of intangible assets	2.3	3.6	4.6

Income (loss) from operations	7.4	(0.4)	(10.9)
Income (loss) before income taxes	8.3	(0.4)	(11.4)
Provision (benefit) for income taxes	2.1	(1.5)	(6.2)

Net income (loss)	6.2	1.1	(5.2)

Fiscal Year 2003 Compared to Fiscal Year 2002

     Revenues. Revenues decreased 5.4% from $195.6 million for fiscal year 2002 to $185.0 million for fiscal year 2003. The decrease was largely due to lower revenues from commercial broadband activities and commercial antenna system sales, partially offset by higher sales volume from certain government products.

     Gross Profit. Gross profit decreased 25.2% from $56.3 million (28.8% of revenues) for fiscal year 2002 to $42.1 million (22.8% of revenues) for fiscal year 2003. This decrease in gross profit was primarily due to lower sales and related margin, earnings charges from contract overruns on fixed price development contracts, lower gross profit yielded on certain VSAT product sales, and a $2.7 million charge related to Astrolink International LLC. See “Liquidity and Capital Resources” for a more detailed explanation of Astrolink. These decreases were partially offset by the margin produced by higher sales volume in the government product lines and higher margins experienced in both the government and VSAT product lines related to manufacturing efficiencies.

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

     Equity in Loss of Joint Venture. Equity in loss of joint venture was $90,000 in fiscal year 2002. This was related to the loss from U.S. Monolithics for the period of approximately three weeks where ViaSat did not have full ownership.

     Provision (Benefit) for Income Taxes. Our effective income tax rate was a benefit 54% in fiscal year 2003 compared to a benefit of 369% in fiscal year 2002. We generate research and development credits that are not variable to income, so when the income or loss before tax is close to zero as it was in fiscal year 2002, the tax provision/benefit percentage will be impacted to a high degree by the credits. Therefore, the annual effective tax rate for fiscal year 2003 cannot be meaningfully compared to the effective tax rate for fiscal year 2002.

Our Segment Results Fiscal Year 2003 Compared to Fiscal Year 2002

Government Segment

     Revenues from the government segment increased 31.3% from $62.7 million for fiscal year 2002 to $82.3 million for fiscal year 2003. The increase in revenues was primarily related to our tactical data links, mobile satellite communications and secure networking product lines.

     Segment operating profit from the government segment increased 36.5% from $8.5 million for fiscal year 2002 to $11.6 million for fiscal year 2003. The increase in gross operating profit was primarily related to the increased revenue from our tactical data links, mobile satellite communications and secure networking product lines.

Commercial Segment

     Revenues from the commercial segment decreased 22.7% from $132.9 million for fiscal year 2002 to $102.7 million for fiscal year 2003. The decrease was primarily due to lower revenues from broadband and satellite ground systems product lines.

     Segment operating profit from the commercial segment decreased from a profit of $618,000 for fiscal year 2002 to a loss of $22.1 million for fiscal year 2003. The decrease in gross operating profit was primarily related to lower revenues from broadband and satellite ground systems product lines, lower gross profit yielded on certain fixed price commercial broadband development contracts and VSAT product sales, an increase in company funded research and development, which included $2.4 million by U.S. Monolithics, a January 2001 acquisition, the $2.7 million charge related to Astrolink and increased legal costs related to the claim against Scientific -Atlanta. Fiscal year 2002 included $4.8 million for the write-off of receivables related to ORBCOMM.

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

     Gross Profit. Gross profit increased 10.6% from $50.9 million (31.0% of revenues) for fiscal year 2001 to $56.3 million (28.8% of revenues) for fiscal year 2002. This increase in gross profit was primarily due to higher volumes of commercial product sales boosted in part by the acquisition of Comsat Laboratories, by higher sales volume from broadband development programs and from increased government product sales. These increases were partially offset by lower gross profit resulting from the completion of certain development programs. The decrease in gross profit as a percentage of revenue, 31.0% for fiscal year 2001 versus 28.8% for fiscal year 2002, was primarily related to our contract mix in 2002, which included more development programs which have a historically lower profit margin than do production programs.

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

     Equity in Loss of Joint Venture. Equity in loss of joint venture was $90,000 in fiscal year 2002. This was related to the loss from U.S. Monolithics for the period when ViaSat did not maintain a controlling ownership interest.

     Provision (Benefit) for Income Taxes. Our effective income tax rate decreased from a provision of 25% for fiscal year 2001 to a benefit of 369% for fiscal year 2002. The decrease in effective tax results primarily from a change in estimated research and development tax credit for the current and prior year. The change in estimate was made based upon historical detailed information received from Scientific-Atlanta in conjunction with the Satellite Networks Business acquisition for calculating base period percentages.

Our Segment Results Fiscal Year 2002 Compared to Fiscal Year 2001

Government Segment

     Revenues from the government segment increased 0.5% from $62.4 million for fiscal year 2001 to $62.7 million for fiscal year 2002. The change is a combination of increased revenue from mobile satellite communications and secure networking product lines and a decrease in revenues from the tactical data links product line.

     Segment operating profit from the government segment decreased 8.6% from $9.3 million for fiscal year 2001 to $8.5 million for fiscal year 2002. The decrease in gross operating profit was primarily related to the increased revenue from our mobile satellite communications and secure networking product lines partially offset by a decrease in tactical data links gross operating profit reflecting a decrease in revenue over the same period.

Commercial Segment

     Revenues from the commercial segment increased 30.4% from $101.9 million for fiscal year 2001 to $132.9 million for fiscal year 2002. The increase was primarily due to the acquisition of Comsat Laboratories and higher revenues from broadband programs and satellite ground systems product lines.

     Segment operating profit from the commercial segment decreased from $8.4 million for fiscal year 2001 to $618,000 for fiscal year 2002. The decrease in gross operating profit was primarily related to the addition of expenses from the integration costs incurred to integrate our recent acquisitions of Comsat Laboratories and U.S. Monolithics, both acquired in fiscal year 2002, marketing and business development, the $4.8 million write-off of receivables related to ORBCOMM, additional IR&D spending in Comsat Laboratories and U.S. Monolithics and lower gross profit yielded on certain VSAT products and satellite ground systems product lines, partially offset by increased operating profit generated from increased commercial broadband program revenues.

Backlog

     As of March 31, 2003, we had firm backlog of $213.6 million, of which $179.6 million was funded. This compares to firm backlog of $139.4 million at March 31, 2002, of which $124.2 million was funded, not including options of $48.8 million. Of the $213.6 million in firm backlog at March 31, 2003, approximately $128.4 million is expected to be delivered in fiscal year 2004 and the balance of approximately $85.2 million is expected to be delivered in fiscal year 2005 and thereafter. Total new awards for both commercial and defense products were $259.2 million for fiscal year 2003 compared to $191.9 million for fiscal year 2002. We include in our backlog only those orders for which we have accepted purchase orders. Our firm backlog does not include contract options of $44.9 million. These options include $37.2 million of Indefinite Delivery/Indefinite Quantity (IDIQ) contracts for our UHF DAMA satellite communications products and $7.7 million of IDIQ contracts for our other products.

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

Liquidity and Capital Resources

     We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. The general cash needs of each segment can vary significantly and depend on the type and mix of contracts (i.e. product or service, development or production, timing of payments, etc.) in backlog, the quality of the customer (i.e. U.S. government or commercial, domestic or international) and the duration of the contract. In addition, for both segments, program performance is very important to the timing and amount of cash flows. If a program is performing and meeting its contractual requirements, then the cash flow requirements are usually lower.

     The cash needs of the government segment tend to be more of a function of the type of contract rather than customer quality. Also, U.S. government procurement regulations tend to restrict the timing of cash payments on the contract. In the commercial segment, ViaSat’s cash needs are driven primarily by the quality of the customer and the type of contract. The quality of the customer will typically affect the specific contract cash flow and whether financing instruments are required by the customer. In addition, the commercial environment tends to provide for more flexible payment terms with customers, including advance payments.

     Cash provided by operating activities in fiscal year 2003 was $13.7 million as compared to cash used in operating activities in fiscal year 2002 of $3.9 million. The increase in cash provided by operating activities was primarily related to improved program performance in both the commercial and government segments, resulting in contract milestone achievements that provided cash receipts, and an increase in customer advances of approximately $8.1 million, primarily in the commercial segment.

     Cash used in investing activities in fiscal year 2003 was $17.6 million as compared to cash used in investing activities in 2002 of $45.8 million. We acquired $12.2 million in equipment and invested $5.3 million in capitalized software in fiscal 2003 compared to $15.6 million in equipment and $9.2 million in capitalized software in fiscal 2002, excluding acquisitions. During fiscal year 2002, we used $20.8 million of cash in the acquisitions of Comsat Laboratories and U.S. Monolithics.

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

     In addition, we have a services agreement with Immeon Networks, L.L.C. to perform services for the operation of Immeon. We maintain an obligation to provide service to Immeon customers through the end of its customer contracts in 2004. See Note 14 to our consolidated financial statements for a more detailed explanation of Immeon.

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

Item 8. Financial Statements and Supplementary Data

The restated consolidated financial statements at March 31, 2002 and 2003, and for each of the three years in the period ended March 31, 2003 and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this annual report on pages F-1 through F-24.

Summarized Quarterly Data (Unaudited)

     The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. As discussed in Note 2 to the consolidated financial statements, the Company has restated cost of revenues and other income (loss), net, for the years ended March 31, 2001, 2002 and 2003. Summarized quarterly data for fiscal years 2002 and 2003 are as follows and include the restatement:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(restated)	(restated)	(restated)	(restated)
	(In thousands, except per share data)
2002
Revenues	$48,834	$49,524	$50,089	$47,181
Gross profit	14,168	14,830	15,329	11,947
Income (loss) from operations	3,859	576	1,711	(6,949)
Net income (loss)	2,704	447	2,439	(3,433)
Basic net income (loss) per share	0.12	0.02	0.11	(0.13)
Diluted net income (loss) per share	0.12	0.02	0.10	(0.13)
2003
Revenues	$42,863	$39,497	$48,962	$53,700
Gross profit	12,970	6,953	8,781	13,410
Loss from operations	(3,577)	(7,536)	(4,950)	(4,177)
Net loss	(1,582)	(4,155)	(2,612)	(1,283)
Basic net loss per share	(0.06)	(0.16)	(0.10)	(0.05)
Diluted net loss per share	(0.06)	(0.16)	(0.10)	(0.05)

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

PART III

Item 14. Controls and Procedures

     We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the Securities and Exchange Commission’s rules and forms. We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2003, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2003.

     During our last fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

     (a) Documents filed as part of the report:

     (2) Schedule II — Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) Exhibits

Exhibit
Numbers	Description of Exhibit
2.1	Asset Purchase Agreement, dated January 18, 2000, by and between ViaSat, Inc. and Scientific-Atlanta, Inc.(1)

3.1	Bylaws.(2)

3.2	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.(12)

4.1	Form of Common Stock Certificate.(2)

10.1	Warrants to purchase shares of common stock of ViaSat, Inc. issued to Scientific-Atlanta, Inc.(3)

10.2	Warrants to purchase shares of common stock of ViaSat, Inc. issued to COMSAT Corporation.(16)

10.3	Form of Invention and Confidential Disclosure Agreement by and between ViaSat, Inc. and each employee of ViaSat, Inc.(2)

10.4	ViaSat, Inc. 1993 Stock Option Plan (the “1993 Stock Option Plan”).(2)

10.5	First Amendment to the 1993 Stock Option Plan.(3)

Exhibit
Numbers	Description of Exhibit
10.6	Form of Incentive Stock Option Agreement under the 1993 Stock Option Plan.(2)

10.7	Form of Nonqualified Stock Option Agreement under the 1993 Stock Option Plan.(2)

10.8	The Amended and Restated 1996 Equity Participation Plan of ViaSat, Inc. (the “1996 Equity Participation Plan”)(12)

10.9	Form of Incentive Stock Option Agreement under the 1996 Equity Participation Plan.(2)

10.10	Form of Nonqualified Stock Option Agreement under the 1996 Equity Participation Plan.(2)

10.11	The ViaSat, Inc. Employee Stock Purchase Plan, as amended.(8)

10.12	ViaSat, Inc. 401(k) Profit Sharing Plan.(2)

10.13	Loan Agreement, dated as of September 15, 1995, by and between ViaSat, Inc. and Union Bank.(2)

10.14	Waiver and First Amendment to Loan Agreement, dated as of March 31, 1997, by and between ViaSat, Inc. and Union Bank.(2)

10.15	Revolving/Term Loan Agreement dated June 21, 2001 among ViaSat, Inc., the Lenders and Union Bank of California, N.A., as Administrative Agent.(15)(24)

10.16	Amendment No. 1 to Revolving/Term Loan Agreement, dated March 29, 2002 by and among Union Bank of California, US Bank National Association and ViaSat, Inc.(19)

10.17	Waiver and Amendment No. 2 to Revolving/Term Loan Agreement executed July 10, 2002 by and among Union Bank of California, US Bank National Association and ViaSat, Inc.(19)(24)

10.18	Amendment No. 3 to Revolving/Term Loan Agreement executed October 29, 2002 by and among Union Bank of California, US Bank National Association and ViaSat, Inc.(20)(24)

10.19	Amendment No. 4 to Revolving/Term Loan Agreement executed November 14, 2002 by and among Union Bank of California, Comerica Bank — California and ViaSat, Inc.(21)(24)

10.20	Amended and Restated Revolving Loan Agreement executed February 10, 2003 by and among Union Bank of California, Comerica Bank — California and ViaSat, Inc.(22)(24)

10.21	Lease, dated March 24, 1998, by and between W9/LNP Real Estate Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, California).(5)

10.22	Amendment to Lease, dated January 4, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and ViaSat, Inc. (The Campus, Carlsbad, California).(6)

10.23	Amendment to Lease, dated January 4, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and ViaSat, Inc. (5962 La Place Court, Carlsbad, California).(6)

10.24	Lease, dated June 18, 1999, by and between Nagog Development Company and ViaSat, Inc. (125 Nagog Park, Acton, Massachusetts, 01720).(10)

10.25	Supply & Services Contract, dated June 2, 1996, by and between HCL Comnet Systems and Services Limited and ViaSat, Inc.(2)

10.26	Award/Contract, effective March 29, 1996, as amended, issued by Electronic Systems Center/MCK Air Force Materiel Command, USAF to ViaSat, Inc.(2)

10.27	Amendment of Award/Contract, effective February 24, 1997, issued by Electronic Systems Center/MCK Air Force Materiel Command, USAF to ViaSat, Inc.(3)

10.28	Award/Contract, effective October 2, 1995, issued by Electronic Systems Center/MCK Air Force Materiel Command, USAF to ViaSat, Inc.(2)

10.29	Award/Contract, effective September 29, 1993, as amended,

Exhibit
Numbers	Description of Exhibit
issued by Information Technology Acquisition Center to ViaSat, Inc.(2)

10.30	Award Contract, effective September 21, 1994, as amended, issued by Technical Contract Management Office to ViaSat, Inc.(2)

10.31	Satellite Network and Ordering Agreement by and between ViaSat, Inc. and Science Applications International Corporation, dated October 12, 1999.(7)

10.32	Award/Contract, effective January 20, 2000, issued by Space and Naval Warfare Systems to ViaSat, Inc.(8)

10.33	Terminal Development, Production and Purchase Agreement by and between Astrolink International LLC and ViaSat, Inc., dated October 20, 2000.(12)(24)

10.34	Memorandum of Agreement between Astrolink International LLC and ViaSat, Inc., dated October 20, 2000.(12)(24)

10.35	Gateway Terminal Development, Production and Purchase Agreement by and between Astrolink International LLC and ViaSat, Inc., dated December 28, 2000.(13)(24)

10.36	Satellite Modem Development, Production and Purchase Agreement by and between WildBlue Communications, Inc. and ViaSat, Inc., effective as of March 5, 2001.(14)(24)

10.37	Gateway Terminal Development, Production and Purchase Agreement, by and between Astrolink International, LLC and ViaSat, Inc. dated December 28, 2000.(18)(24)

10.38	Agreement for Satellite Modem, Wildblue Satellite Terminal and Satellite Modem Termination System Development, Production and Purchase, by and between Wildblue Communications, Inc. and ViaSat, Inc. dated December 12, 2001.(18)(24)

10.39	Unit Purchase Agreement dated as of December 12, 2001 by and between ViaSat, Inc. and Wildblue Communications, Inc.(17)

10.40	Secured Note dated December 12, 2001 by ViaSat, Inc. in favor of Wildblue Communications, Inc.(17)(24)

10.41	Unsecured Note dated December 12, 2001 by ViaSat, Inc. in favor of Wildblue Communications, Inc.(17)

10.42	Pledge and Security Agreement dated as of December 12, 2001 by and between ViaSat, Inc. and Wildblue Communications, Inc.(17)

10.43	Unit Purchase Agreement dated as of December 14, 2001 by and among ViaSat, Inc. and the parties identified under the heading Sellers on the signature pages thereto.(17)

21.1	Subsidiaries.(10)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (23)

23.2	Consent of Bennett Thrasher PC, Independent Registered Public Accounting Firm (23)

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (23)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (23)

99.1	Financial Statements of Immeon Networks, LLC (23)

(1)	Incorporated by reference to ViaSat’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission (the “Commission”) on March 6, 2000 (File No. 333-31758), as amended by Amendment No. 1 filed with the Commission on March 31, 2000 and Amendment No. 2 filed with the Commission on April 18, 2000.

(2)	Incorporated by reference to ViaSat’s Registration Statement on Form S-1 filed with the Commission on October 1, 1996 (File No. 333-13183), as amended by Amendment No. 1 filed with the Commission on November 5, 1996, Amendment No. 2 filed with the Commission on November 20, 1996, and Amendment No. 3 filed with the Commission on November 22, 1996.

(3)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(4)	Incorporated by reference to Exhibit A to ViaSat’s Proxy Statement relating to its 1998 Annual Meeting of Stockholders.

(5)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(6)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(7)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(8)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999.

(9)	Incorporated by reference to ViaSat’s Current Report on Form 8-K filed with the Commission on May 8, 2000.

(10)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(11)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

(12)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

(13)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.

(14)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(15)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

(16)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

(17)	Incorporated by reference to ViaSat’s Current Report on Form 8-K filed with the Commission on December 19, 2001.

(18)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001.

(19)	Incorporated by reference to ViaSat’s Current Report on Form 8-K filed with the Commission on July 11, 2002.

(20)	Incorporated by reference to ViaSat’s Current Report on Form 8-K filed with the Commission on October 31, 2002.

(21)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 31, 2002.

(22)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002.

(23)	Filed herewith.

(24)	Certain portions of this exhibit have been redacted pursuant to a request for confidential treatment filed by ViaSat, Inc.

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
Chairman and Chief Executive Officer

Date: June 3, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MARK D. DANKBERG Mark D. Dankberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	June 3, 2004

/s/ RONALD G. WANGERIN Ronald G. Wangerin	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	June 3, 2004

/s/ ROBERT W. JOHNSON Robert W. Johnson	Director	June 3, 2004

/s/ JEFFREY M. NASH Jeffrey M. Nash	Director	June 3, 2004

/s/ B. ALLEN LAY B. Allen Lay	Director	June 3, 2004

/s/ MICHAEL B. TARGOFF Michael B. Targoff	Director	June 3, 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ViaSat, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ViaSat, Inc. and its subsidiaries at March 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 5 of the consolidated financial statements, as of April 1, 2002, the Company ceased amortization of its goodwill and indefinite lived assets to conform with the provisions of Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets.

As discussed in Notes 2 and 14, the Company has restated its previously issued financial statements.

PricewaterhouseCoopers LLP
San Diego, CA
June 18, 2003, except for Notes 2 and 14 for which the date is May 10, 2004

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

Commitments and contingencies (Notes 11 & 12)
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

VIASAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2001	2002	2003
	(restated)	(restated)	(restated)
	(In thousands, except share data)
Revenues	$164,352	$195,628	$185,022
Cost of revenues	113,458	139,354	142,908

Gross profit	50,894	56,274	42,114
Operating expenses:
Selling, general and administrative	26,482	38,153	37,858
Independent research and development	6,173	9,415	16,048
Acquired in-process research and development	2,334	2,550	—
Amortization of intangible assets	2,193	5,216	8,448
Amortization of goodwill	1,596	1,743	—

Income (loss) from operations	12,116	(803)	(20,240)
Other income (expense):
Interest income	1,725	558	116
Interest expense	(78)	(370)	(856)
Minority interest	(76)	(97)	(85)
Equity in loss of joint venture	—	(90)	—

Income (loss) before income taxes	13,687	(802)	(21,065)
Provision (benefit) for income taxes	3,422	(2,959)	(11,433)

Net income (loss)	$10,265	$2,157	$(9,632)

Basic net income (loss) per share	$0.48	$0.09	$(0.37)

Diluted net income (loss) per share	$0.46	$0.09	$(0.37)

Shares used in computing basic net income (loss) per share	21,379,015	23,071,840	26,015,702

Shares used in computing diluted net income (loss) per share	22,536,982	23,953,664	26,015,702

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2001	2002	2003
	restated	restated	restated
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$10,265	$2,157	$(9,632)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	5,276	7,204	9,754
Amortization goodwill, intangible assets and software	3,789	7,254	9,533
Acquired in-process research and development	2,334	2,550	—
Provision for bad debts	316	5,046	475
Deferred income taxes	(270)	(1,568)	(5,767)
Equity in loss of joint venture	—	90	—
Minority interest in consolidated subsidiary	351	63	38
Non-cash compensation	134	15	103
Tax benefit from exercise of stock options	521	—	25
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(21,334)	(20,763)	(1,148)
Inventory	(15,593)	(4,975)	(10)
Other assets	(10,948)	2,336	3,663
Accounts payable	10,246	(5,202)	5,908
Accrued liabilities	6,786	320	1,225
Other liabilities	(347)	1,530	(504)

Net (used in) provided by operating activities	(8,474)	(3,943)	13,663

Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(57,904)	(20,787)	—
Purchases of short-term investments, net	121	(156)	(2)
Investment in capitalized software	(3,393)	(9,215)	(5,333)
Purchases of property and equipment, net	(6,574)	(15,617)	(12,242)

Net cash used in investing activities	(67,750)	(45,775)	(17,577)

Cash flows from financing activities:
Proceeds from line of credit	—	31,100	10,950
Payments on line of credit	—	(21,200)	(10,900)
Repayment of notes payable	(907)	(336)	—
Net proceeds from issuance of common stock, net of issuance costs of $864, $369 and $0 respectively	75,351	28,889	1,550

Net cash provided by financing activities	74,444	38,453	1,600
Other non-cash items	—	—	(56)
Effect of exchange rate changes on cash	(19)	8	17

Net decrease in cash and cash equivalents	(1,799)	(11,257)	(2,353)
Cash and cash equivalents at beginning of year	19,520	17,721	6,464

Cash and cash equivalents at end of year	$17,721	$6,464	$4,111

Supplemental information:
Cash paid for interest	$82	$370	$790

Cash paid (received) for income taxes	$5,491	$(1,884)	$(3,614)

Supplemental noncash financing activity:
Issuance of warrants for acquisition of business	$1,215	$—	$—

Issuance of common stock for acquisition of business	$—	$27,100	$—

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
						Accumulated
						Other
	Number of		Paid in	Retained	Unearned	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Total	Income (Loss)
	(In thousands, except share data)
Balance at March 31, 2000	16,393,208	$2	$18,932	$27,063	—	—	$45,997
Exercise of stock options	324,076		1,253				1,253
Tax benefit from exercise of stock options			521				521
Issuance of stock under Employee Stock Purchase Plan	66,216		911				911
Issuance for stock for secondary public offering, net of issuance costs of $864	5,224,150		73,188				73,188
Issuance of warrants			1,215				1,215
Non-cash compensation modification of stock options			134				134
Net income				10,265			10,265	$10,265
Foreign currency translation						$(677)	(677)	(677)

Comprehensive income								$9,588

Balance at March 31, 2001	22,007,650	2	96,154	37,328		(677)	132,807
Exercise of stock options	159,089		591				591
Issuance of stock under Employee Stock Purchase Plan	100,227		1,217				1,217
Issuance for stock for secondary public offering, net of issuance costs of $369	2,000,000		27,081				27,081
Issuance of stock for acquisitions	1,641,407		27,115				27,115
Value of option plan acquired			602				602
Unearned compensation of option plan acquired					$(138)		(138)
Non-cash compensation modification of stock options			15				15
Net income				2,157			2,157	$2,157
Foreign currency translation						492	492	492

Comprehensive income								$2,649

Balance at March 31, 2002	25,908,373	2	152,775	39,485	(138)	(185)	191,939
Exercise of stock options	32,250		223				223
Tax benefit from exercise of stock options			25				25
Issuance of stock under Employee Stock Purchase Plan	189,820	1	1,326				1,327
Forfeited unexercised options			(56)				(56)
Amortization of stock based compensation					103		103
Net loss				(9,632)			(9,632)	$(9,632)
Foreign currency translation						(42)	(42)	(42)

Comprehensive loss								$(9,674)

Balance at March 31, 2003	26,130,443	$3	$154,293	$29,853	$(35)	$(227)	$183,887

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

     At March 31, 2003, the Company had stock-based compensation plans described in detail in Note 7. The Company accounts for options issued to employees, directors and officers under those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations.” Generally, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

     The fair values of options granted during the years ended as reported below were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2001	2002	2003	2001	2002	2003
Expected life (in years)	4.86	4.88	5.99	0.50	0.50	0.50
Risk-free interest rate	5.42%	4.51%	2.78%	5.70-6.24%	1.69-5.32%	1.22-1.69%
Expected volatility	125.00%	91.00%	91.00%	125.00%	91.00%	91.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

     The weighted average estimated fair value of employee stock options granted during 2001, 2002, and 2003 was $18.69, $11.55, and $8.25 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during 2001, 2002 and 2003 was $9.23, $6.07 and $6.99 per share, respectively.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period. The Company’s pro forma information for the years ended March 31, 2001, 2002 and 2003 is as follows:

	Year Ended March 31,
	2001	2002	2003
	(In thousands, except per share data)
Net income (loss) as reported	$10,265	$2,157	$(9,632)
Stock based compensation included in net income (loss)	134	15	103
Stock based employee compensation expense under fair value based method	(9,313)	(13,359)	(12,749)

Pro forma net income (loss)	$1,086	$(11,187)	$(22,278)
Basic earnings (loss) per share
As reported	$0.48	$0.09	$(0.37)
Pro forma	0.05	(0.48)	(0.86)
Diluted earnings (loss) per share
As reported	$0.46	$0.09	$(0.37)
Pro forma	0.05	(0.48)	(0.86)

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Note 2 – Restatement of Previously Issued Financial Statements

     The Company has restated its 2001, 2002 and 2003 financial statements to present costs incurred on behalf of Immeon as cost of revenues. As discussed in Note 14, the Company acquired a 50% joint venture interest in Immeon in 2001, and was required to perform certain services on behalf of Immeon pursuant to the Joint Venture Agreement and related agreements. These costs were presented as Equity in losses of joint venture in previously issued financial statements. As a result of the restatement, costs incurred on behalf of Immeon that were previously accounted for as Equity in losses of joint venture have been reclassified to Cost of revenues for all periods presented. These adjustments do not affect previously reported amounts of revenues, net income, earnings per share or assets, liabilities or stockholders’ Equity for 2001, 2002 or 2003.

     The impacts to the Statement of Operations are as follows (in thousands)

	Year Ended March 31,
	2001	2002	2003
Cost of revenues, as previously reported	$112,900	$136,567	$141,208
Adjustment	558	2,787	1,700

Cost of revenues, as restated	$113,458	$139,354	$142,908

Gross profit, as previously reported	$51,452	$59,061	$43,814
Adjustment	(558)	(2,787)	(1,700)

Gross profit, as restated	$50,894	$56,274	$42,114

Income (loss) from operations, as previously reported	$12,674	$1,984	$(18,540)
Adjustment	(558)	(2,787)	(1,700)

Income (loss) from operations, as restated	$12,116	$(803)	$(20,240)

Equity in loss of joint venture, as previously reported	$(558)	$(2,877)	$(1,700)
Adjustment	558	2,787	1,700

Equity in loss of joint venture, as restated	$—	$(90)	$—

Note 3 — Acquisitions

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

     Comsat Laboratories specializes in broadband satellite network terminals designed to extend the reach and functionality of networks using a variety of flexible, multi-protocol products. The terminals support high-speed voice, video, data, multimedia and Internet connections under the LINKWAY(TM) and LinkStar(TM) brand names. We expect the acquisition to augment our position in core satellite networks and communications systems business.

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Note 4 — Composition of Certain Balance Sheet Captions

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Note 5 — Accounting for Goodwill and Intangible Assets

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Note 6 — Line of Credit

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2003, the total outstanding borrowings under the revolving facility were $10.0 million and amounts outstanding under standby letters of credit were $4.4 million, leaving borrowing availability under the revolving facility of $5.6 million.

Note 7 — Common Stock and Options

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Transactions under the Company’s stock option plans are summarized as follows:

			Weighted Average
	Number	Exercise Price	Exercise Price
	of Shares	Per Share	Per Share
Outstanding at March 31, 2000	2,178,802	.68 — 43.82	8.50
Options granted	2,136,800	9.95 — 27.94	20.42
Options canceled	(165,383)	3.69 — 26.16	14.00
Options exercised	(324,075)	.68 — 8.33	3.82

Outstanding at March 31, 2001	3,826,144	2.05 — 43.82	15.31
Options assumed from USM Plan	44,418	8.94 — 8.94	8.94
Options granted	985,150	9.96 — 21.75	15.55
Options canceled	(293,301)	5.86 — 36.56	19.89
Options exercised	(174,670)	2.05 — 8.56	4.85

Outstanding at March 31, 2002	4,387,741	4.25 — 43.82	15.41
Options granted	922,249	4.70 — 12.95	10.37
Options canceled	(242,123)	7.77 — 26.16	19.11
Options exercised	(32,250)	5.78 — 8.94	6.81

Outstanding at March 31, 2003	5,035,617	4.25 — 43.82	14.37

     All options issued under the Company’s stock option plans have an exercise price equal to the fair market value of the Company’s stock on the date of the grant.

     The following table summarizes all options outstanding and exercisable by price range as of March 31, 2003:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life-years	Price	Exercisable	Price
$4.25 — 5.86	621,355	5.68	$5.14	518,055	$5.27
6.06 — 7.77	614,912	5.19	7.18	563,212	7.23
8.07 — 8.94	127,953	6.35	8.52	96,645	8.55
9.37 — 10.73	876,099	9.81	10.66	19,437	9.93
11.40 — 13.16	511,752	8.74	13.07	127,360	13.10
13.50 — 18.54	507,454	7.75	15.19	230,579	15.20
18.71 — 21.83	231,168	8.16	20.78	74,449	20.76
22.03 — 22.03	1,281,224	7.49	22.03	773,189	22.03
22.10 — 36.35	257,700	6.73	25.72	207,603	25.82
43.82 — 43.82	6,000	1.93	43.82	6,000	43.82

4.25 — 43.82	5,035,617	7.50	14.38	2,616,529	14.22

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Plan to one individual. Non-cash compensation of $134,000 related to this modification of vesting was recorded in the fiscal year ended March 31, 2001.

Note 8 — Shares Used in Earnings Per Share Calculations

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

Note 9 — Income Taxes

     The provision (benefit) for income taxes includes the following:

	Years Ended March 31,
	2001	2002	2003
	(In thousands)
Current tax provision (benefit)
Federal	$2,629	$(1,997)	$(5,363)
State	—	—	(454)
Foreign	1,063	556	142

	3,692	(1,441)	(5,675)

Deferred tax (benefit) provision
Federal	(137)	52	(2,669)
State	(80)	(1,623)	(3,089)
Foreign	(53)	53	—

	(270)	(1,518)	(5,758)

Total provision (benefit) for income taxes	$3,422	$(2,959)	$(11,433)

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

     A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

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

Note 10 — Employee Benefits

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 11 — Commitments

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

Note 12 — Contingencies

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

Note 13 — Product Warranty

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Years Ended March 31,
	2001	2002	2003
	(In thousands)
Balance, beginning of period	$1,049	$1,332	$1,498
Acquisitions	1,015	515	—
Change in liability for warranties issued in period	809	888	1,613
Settlements made (in cash or in kind) during the period	(1,541)	(1,237)	(784)

Balance, end of period	$1,332	$1,498	$2,327

Note 14 — Immeon Networks, L.L.C.

     In January 2001 the Company and Loral Skynet formed a 50-50 joint venture named Immeon Networks, L.L.C. (Immeon). Pursuant to the Joint Venture Agreement and related agreements, the Company was obligated to provide a minimum level of marketing, selling, administrative and network operation services to Immeon while Loral Skynet was to provide Immeon with satellite bandwidth. ViaSat has accounted for the costs incurred on behalf of Immeon as Cost of revenues. ViaSat was eligible to receive reimbursement for costs incurred, contingent upon Immeon achieving positive cash flows in the future. Because the collectibility of such reimbursements was not reasonably assured at the time the services were provided, revenue related to such services has not been recognized in the accompanying financial statements. The cost of these services, which is included in Cost of revenues for fiscal years 2001, 2002 and 2003, is $558,000, $2.8 million and $1.7 million, respectively. In January 2004, Loral Skynet formally withdrew from the Immeon joint venture through Loral’s bankruptcy, so ViaSat is now the sole owner and operator of Immeon.

Condensed combined financial information for Immeon, which was accounted under the equity method through January 2, 2004, is summarized below (amounts in thousands). Immeon will be consolidated by ViaSat from January 3, 2004. Immeon maintains its financial statements on a calendar year basis.

	December 31, 2002	December 31, 2001
Current assets	$432	$127
Non-current assets	—
Current liabilities	100	5
Amounts contingently payable to Members	5,922	3,109
Non-current liabilities	—	—

Total members’ deficit	(5,590)	(2,987)

ViaSat’s Investment in joint venture	$—	$—

	Year Ended December 31,
	2002	2001
Operating revenues	$430	$100
Operating expenses	(3,033)	(3,089)
Net loss	$(2,603)	$(2,989)
Company’s share of net loss, after elimination of intercompany transactions	$—	$—

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15 — Segment Information

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

	Years Ended March 31,
	2001	2002	2003
	restated	restated	restated
	(In thousands)
Revenues
Commercial	$101,942	$132,890	$102,694
Government	62,410	62,738	82,328

Total revenues	164,352	195,628	185,022
Segment operating profits
Commercial	8,410	618	(22,062)
Government	9,278	8,485	11,613

Segment operating profit (loss) before corporate and other	17,688	9,103	(10,449)
Corporate	551	(397)	(1,343)
Amortization of intangibles	(3,789)	(6,959)	(8,448)
Acquired in-process research and development	(2,334)	(2,550)	—

Total operating profits (losses)	$12,116	$(803)	$(20,240)

     Revenue information by geographic area for the fiscal years ended March 31, 2001, 2002 and 2003 is as follows:

	Years Ended March 31,
	2001	2002	2003
	(In thousands)
North America	$130,011	$143,702	$146,614
Europe	15,375	25,499	22,176
Asia Pacific	17,198	24,469	14,942
Latin America	1,768	1,958	1,290

	$164,352	$195,628	$185,022

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