Form 10-K
period 2004-04-02
VIASAT INC
filed 2004-06-16
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended April 2, 2004

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of October 3, 2003 was approximately $289,785,104 (based on the closing price on that date for shares of the registrant’s Common Stock as reported by the Nasdaq National Market). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of June 10, 2004 was 26,635,564.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended April 2, 2004.

VIASAT, INC.
FORM 10-K
For the fiscal year ended April 2, 2004

PART I

Item 1. Business

     All references in this annual report to our fiscal year 2004 refer to the fiscal year ended on April 2, 2004. Unless otherwise indicated, all references in this annual report to periods of time (e.g., quarters and years) are to fiscal periods.

     Our website address is www.viasat.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material has been electronically filed with or furnished to the Securities and Exchange Commission.

Introduction

     We are a leading provider of advanced digital satellite communications and other wireless networking and signal processing equipment and services to the government and commercial markets. Although we initially focused primarily on developing satellite communication and simulation equipment for the U.S. government, we have successfully diversified into other related government as well as commercial markets. During the period from April 2000 to January 2002, we acquired (1) the satellite networks business from Scientific-Atlanta, Inc. (SA), (2) the Comsat Laboratories business from Lockheed Martin Global Telecommunications, LLC (LMGT), and (3) U.S. Monolithics, LLC (USM). These acquisitions further enhanced our strategic positioning in the commercial satellite communication market and significantly expanded our intellectual property portfolio. As a result of this diversification, we have transitioned from a primarily defense-oriented company to a company with near equal amounts of government and commercial business. We believe our diversification, combined with our unique ability to effectively apply technologies between government and commercial markets, provides us a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies.

     ViaSat develops and manufactures satellite ground network systems and other related defense and commercial digital communications equipment. Generally, our sales consist of either:

1.	Project contracts to study, research, develop, test, deploy, support, and/or manufacture customized communication systems and/or products for either commercial or government customers. Usually research and development costs in these customized projects and/or products are customer-funded.

2.	Selling, deploying, and/or supporting standard “off-the-shelf” products to either commercial or government customers. Usually these standard products are developed through a combination of customer and discretionary internal research and development funding.

     Our customers include a variety of commercial and government entities. Government contracts may be with U.S. or foreign governments, or through domestic or international prime contractors. Purchasers of standard off-the-shelf products are U.S. or foreign government agencies, domestic or international prime contractors, or by domestic or foreign governments, telecom service providers, or enterprises for commercial purposes. We also enter into contracts to design, develop and manufacture customized satellite network systems or equipment for domestic and international commercial customers. Individual contracts may range in value from thousands of dollars to tens of millions of dollars.

     We are organized principally in two segments: government and commercial. Our government business encompasses specialized products principally serving defense customers and includes:

Tactical Data Links. Our Tactical Data Links product line primarily consists of our multifunction information distribution system (MIDS) product. The MIDS terminal operates as part of the Link-16 line-of-sight tactical radio system, which enables real time data networking among ground and airborne military users providing an electronic picture of the entire battlefield to each user in the network. ViaSat is one of only two current U.S. government certified providers of MIDS production units.

Tactical Networking and Information Assurance. Tactical Networking and Information Assurance products include our information security and ViaSat Data Controller (VDC) products. ViaSat’s information security products enable military and government communicators to secure information up to Top Secret levels. Our VDCs provide reliable military tactical communication channels using innovative error correction technology. Technology from certain of these products are integrated into some of our existing tactical radio products (such as MIDS and UHF DAMA satellite products) as well as sold on a stand-alone basis.

•	Mobile Satellite Systems. ViaSat’s Mobile Satellite systems have a 15 year history of leadership in the UHF satellite communication terminal market. This includes the design and development of modems, terminals and test and training equipment operating over the military UHF satellite band. These products are used in “manpack” satellite communication terminals as well as airborne, ship, shore and mobile applications.

•	Government Broadband. Launched during fiscal year 2003, ViaSat’s Government Broadband product line leverages our commercial satellite technology into military applications. We generally focus on opportunities for high-speed satellite communications products which operate in higher frequencies.

•	Simulation and Test. Our Simulation and Test capabilities encompass products and support for testing sophisticated airborne radio equipment. Our simulators allow testing of airborne equipment without expensive flight exercises. We have delivered simulators and provided support on complex, customized communication simulators for the F-22 Raptor program, as well as for joint Navy-Air Force test and evaluation centers.

     We believe our long standing strength in both commercial and government satellite communications technologies provides us an advantage as the U.S. military looks to upgrade its satellite technology with a mix of funded development and commercial technologies.

     ViaSat’s commercial business comprises an end-to-end capability to provide customers with satellite communication equipment solutions and includes:

•	Consumer Broadband. Our consumer products include the development of DOCSIS (Data Over Cable Service Interface Specification)-based and DVB-RCS (Digital Video Broadcast-Return Channel Satellite) satellite broadband systems, including satellite modem termination systems for system operators and customer premise equipment.

•	Mobile Broadband. ViaSat’s mobile broadband products include the design and development of airborne, maritime and ground mobile terminals and systems. Existing certified systems in the in-flight broadband market include Connexion by Boeing and SKYLink for ARINC. We are developing systems in the maritime and ground mobile markets.

•	Enterprise VSAT. Our Enterprise VSAT (Very Small Aperture Terminal) satellite communication products and services comprise ViaSat’s original VSAT products and the VSAT products purchased from SA and LMGT. ViaSat’s Enterprise VSAT offering includes a wide range of terminals, hubs, and networks control systems as well as network management services for customers in North America and internationally.

•	Large Antenna Systems. ViaSat provides large antenna systems for both commercial and defense communications. We have a 40-year legacy in the design, test, manufacture and installation of antennas from three to 18 meters. Applications for these antenna systems include large system gateways, VSAT or video broadcast hubs, image retrieval by satellite, transportable antennas and telemetry, tracking and control.

•	Satellite Networking Systems Design and Technology Development. ViaSat, through its Comsat Laboratories acquisition, has extensive capabilities in satellite networking design and development and engineering support for both commercial and government customers.

•	MMIC Design and Development. Through its USM acquisition, ViaSat specializes in the design of monolithic microwave integrated circuits (MMICs), packaged components, and modules for commercial, military and space applications. Areas of expertise include high frequency communication technology, MMIC semiconductor design, high-power transceiver design, high levels of functional integration, high-frequency packaging and design for low-cost manufacturing.

     With expertise in commercial satellite network engineering, gateway construction, and remote terminal manufacturing for all types of interactive communications services, we believe we have the unique ability to take overall responsibility for designing, building, initially operating, and then handing over a fully operational, customized satellite network serving a variety of markets and applications.

The ViaSat Advantage

ViaSat has consistently aimed to achieve and sustain competitive advantages through:

•	A culture of innovation and advanced technology. Executive management has always been technically oriented. We place high value on technical competence and expertise among our employees.

•	Focus on markets that place a high value on innovative technology. Since technology is fundamental to our Company’s culture, we tend to target markets and customers who value what we do best.

•	A cohesive, experienced management team. The Company’s three founders have worked together for over 20 years (including experience prior to starting ViaSat) and turnover among executive management leadership is very low. We believe we have significant management experience within our core business areas and in working together as a team.

•	Low employee turnover rates. We believe the Company’s culture and sustained growth help foster and have fostered an exceptionally low employee turnover rate – especially for a high tech company. We believe a low employee turnover rate helps reduce overall costs and sustains long-term relationships with our customers.

•	A complementary mix of defense and commercial products, projects, and geographic markets. Management constantly aims for a diversified mix of businesses that are unified through common underlying technologies, customer applications, market relationships or other factors.

•	Long-lived customer relationships. We focus on establishing and cultivating customer relationships that have the potential for enduring for many years. We believe this has been particularly successful with a number of government customers.

•	High quality, cost effective outsourced manufacturing supply chain. Since inception, we have chosen to strategically out-source much of our manufacturing operations. We believe this reduces operating costs, reduces capital investments, facilitates rapid adoption of the most modern and effective manufacturing technologies, provides flexible response to fluctuating product demand, and focuses our resources on designing for producibility. We manage out-sourced manufacturing through an ISO-9001 quality process and have established enduring relationships with key suppliers.

•	Recognition within our market niches for technical innovation and excellence, product quality, and competitiveness.

Strategy

ViaSat targets three basic business objectives:

1.	Offer investors superior opportunities for equity appreciation through sustained growth in revenues and earnings. This drives us to identify, select, and pursue those market opportunities most consistent with this objective.

2.	Establish enduring relationships with our customers, work force and suppliers. This compels a long-term view.

3.	Sustain and enhance our competitive advantages in advanced communications and networking technologies. We are fundamentally a technology company, which guides our investments of management attention, time, and resources. We believe this is a key reason for our success to-date on the first two objectives.

ViaSat Business Strategy

     ViaSat is involved in a diverse set of inter-related markets and technologies – we believe much more so than most companies of comparable size. Our business mix has grown due to strategic concepts we tend to apply in pursuing customers, markets, and technologies.

•	Leverage customer funded research and development (R&D) opportunities. We often offer products and/or technologies that are not available “off the shelf” from any supplier and must be developed, or customized, via funded R&D by a particular customer. This principle applies, to varying extents, to both our government and commercial segments.

•	Address increasingly larger markets. We have applied this same principle for the life of the company. The size of customer funded opportunities we can credibly address directly correlates to the annual revenue of the company. By increasing our revenues, we anticipate we will be more successful in capturing customer funded R&D opportunities for increasingly larger projects, like we have with MIDS and Connexion by Boeing.

•	Steadily evolve into “neighboring” products, projects, technologies & markets. We anticipate continued growth via evolutionary steps by:

o	Selling existing, or customized, versions of technologies we developed for one customer base to a different market. This principle can be applied, for instance, to different segments of the government market, or between government and commercial markets. It is the primary way we grow the market segments we address.

o	Selling new, but related, technologies or products to existing customers. This is the primary way we expand the breadth of technologies and products we offer.

•	Careful targeting of new market opportunities. We consider several factors in selecting new market opportunities.

o	Are there meaningful entry barriers for new competitors? Examples include specialized technologies or expertise, a large body of “legacy” software, or special relationships.

o	Are we addressing “right-sized” niches consistent with our growth objectives? We seek niches large enough to provide us with significant revenues, but are not likely to evoke excessive competition.

o	Does it involve new, advanced, unproven, and/or customized technologies? Our technology competence and focus makes us an attractive supplier to customers that understand, and are sensitive to, development risks associated with new technologies.

o	Is the opportunity consistent with our market reach and selling channels?

•	Augment customer funded R&D with discretionary R&D to enter or leverage new markets or technologies. We use availability of customer funding or co-investments for product development as an important factor in choosing where to apply our own discretionary R&D resources.

•	Invest in R&D, sales and marketing expenses, and capital facilities to foster a constant flow of new opportunities. Often we apply discretionary expenditures in a way to promote a renewable stream of project or market opportunities – as opposed to developing or promoting specific products or markets per se.

•	Sustain a large (relative to our size) and highly proficient engineering staff to capture and perform our target projects. Since customer funded R&D is an important aspect of our business, we believe it is important to sustain a large, highly competent, engineering team. We believe we offer a very competitive compensation, benefits and work environment to attract and maintain employees. Perhaps even more important, we believe we tend to seek and attract engineers who embrace our business approach and the associated technology challenges it offers. So far, this has enabled us to offer good value to our customers in terms of product performance, reduction of technological risks, and competitive pricing.

•	Continue to take informed, aggressive, diversified & prudent risks in advancing technologies to achieve leading & pioneering positions in target markets. Our technical orientation and competence is usually most valuable in addressing programs involving significant technical challenges– and therefore carrying the greatest risks. We emphasize the ability to identify, evaluate, and retire sources of technology risk in pursuing new program and market opportunities. We also aim to mitigate those risks by targeting a diversity of projects, by investing appropriate discretionary R&D or pre-proposal efforts, by staggering the timing of risky development projects, by diversifying the customer base, and by accepting risks that have at least a proportionate amount of expected financial returns.

•	Sustain our diversified business mix. We believe there is economic value in maintaining diversity in our technology and market portfolios and taking active steps to sustain and foster it.

Government

     Market Opportunity

     After several years of relatively flat sales and contract awards, ViaSat’s government revenues grew by over 30% and 56%, and new orders by over 100% and 30%, during the fiscal years 2003 and 2004, respectively. While there may be several interpretations or explanations for our growth during this year, we believe there are three basic themes and those themes may persist in our government markets for several years:

1.	The critical role of collection and dissemination of real-time information in executing high-speed, high precision, highly mobile warfare over dispersed geographic areas. There are two important aspects of this. One is reflected in the catch phrase “network-centric warfare”, which emphasizes the importance of real time data networks of all types via multiple transmission media. The other is the growing importance of satellite-based communications, in particular, as the most reliable method of connecting rapidly moving forces who may simply out-run the range of terrestrial radio links.

2.	The growing importance of Internet Protocol (IP) networks in Department of Defense (DoD) compared to older circuit based systems – especially in light of network-centric warfare. We believe IP networks will drive a fundamental restructuring of DoD’s secure information networks, which will take several years to complete.

3.	Over the next decade or so many of the previous generation of defense communications satellite networks will expire or become obsolete. New programs are underway or in planning to define, develop, procure and deploy systems to replace them. While ViaSat has been successful in capturing defense satellite ground system business in the past, we believe these new programs present more opportunities for bidding on new contracts than we have seen previously.

We believe these fundamentals offer growth opportunities for each of our government business areas.

ViaSat’s government segment includes the following product lines:

•	Tactical Data Links

•	Tactical Networking and Information Assurance

•	Mobile Satellite Systems

•	Government Broadband Systems

•	Simulation and Test

     Tactical Data Links

     This product line is anchored by the Multifunction Information Distribution System (MIDS) terminal market. We are a prime contractor and are one of only two qualified providers of MIDS production units. We compete with Data Link Solutions (DLS), a joint venture between Rockwell Collins and BAE (United Kingdom) and EuroMIDS, who is in the process of becoming a qualified supplier and is a consortium comprised of four European contractors, Marconi-Selenia (Italy), Thales (France), EADS (Germany) , and Indra (Spain).

     MIDS is a specific implementation of a secure, anti-jam, tactical data radio intended primarily for air-to-air, air-to-ship, and air-to-ground real time transmission of Situational Awareness and Command and Control information using the so-called “Link-16” protocol.

     MIDS terminals have undergone extensive unit level qualification testing as well as product and system level developmental and operational testing on F/A-18 aircraft and other platforms. We believe the U.S. government has invested substantial time and money in MIDS testing and is not likely to qualify other production suppliers for those platforms designed to accommodate one of the configurations.

     We also anticipate a number of other countries who operate their own versions of MIDS-capable platforms (e.g. F-16’s) or who use other tactical air platforms but desire to interoperate with U.S. forces, will procure MIDS terminals. In aggregate, we believe the international market is approximately as large as the domestic U.S. market for MIDS. We expect EuroMIDS to compete for international orders, but it has only recently completed qualification testing and has not yet undergone extensive operational testing. International customers may procure terminals directly from ViaSat, or have the U.S. government acquire them on their behalf via the Foreign Military Sales (FMS) program.

     MIDS production is currently migrating from a “Low Rate Initial Production” (LRIP) phase to a “full rate” production. We believe this will likely lead to higher ordering rates in aggregate. While MIDS production represents the largest portion of this product line, we believe there are other related ongoing and potential opportunities including development of a low cost weapon data link and a compatible terminal with the Joint Tactical Radio System (JTRS).

     Tactical Networking and Information Assurance

Information Assurance

     For many years, ViaSat has developed and manufactured so-called “Type 1” DoD approved communications security devices. Type 1 encryption devices are required for virtually any communication of classified military information over radio, satellite, wire line, or fiber optic media. Type 1 encryption is used to protect information whether it is transmitted over military or commercial frequency bands or transmission systems. Prior to the year 2000, most of our previous Type 1 encryption devices were integrated or “embedded” into tactical radio products such as MIDS or our UHF DAMA satellite products.

     For the last decade, ViaSat has been anticipating increased demand for Type 1 encryption devices that support Internet Protocol (IP) based networks. Our KIV-21 stand-alone Type 1 encryptor was our first product aimed at the IP market. During the past few years DoD has indicated strong support for IP encryption and developed a new standard to create an interoperable environment for such devices. The new standard is called HAIPIS, or High Assurance Internet Protocol Interoperability Specification. In recent years, we have been developing HAIPIS technology and we are preparing the release of our first HAIPIS compliant crypto, the KG-250, a 100 Mbps network encryptor. We believe the HAIPIS standard has become the security foundation for the DoD’s Global Information Grid (GIG), an initiative to achieve information superiority by connecting soldiers to the information they need, when they need it, no matter where they are. We believe end to end information security is a cornerstone of the GIG, and HAIPIS is the standard by which it is achieved.

     Another important aspect to the information security market is the DoD’s efforts to update its communications security products through an initiative known as “Crypto Modernization”. The focus of this initiative is to completely replace the DoD’s legacy inventory of encryptors with a new generation of programmable cryptographic devices. We anticipate the government will invest $3-4 billion over 10 years to modernize this information security infrastructure.

     In response to these trends, ViaSat has been developing a programmable, high assurance cryptographic architecture specifically designed to support Type 1 networking that is flexible enough to be applied to both standalone network encryptors and multi-channel embedded network encryptors. ViaSat’s architecture, dubbed the Programmable, Scalable Information Assurance Module (PSIAM) is designed to meet the requirements of Crypto Modernization, HAIPIS, and the GIG. We believe most of our growth in the information security market is due to our customers’ recognition that the PSIAM meets their emerging information assurance requirements. Important PSIAM based products and programs which highlight our ability to compete using this approach include:

•	Our family of standalone network encryptors (KG-250, KG-250A, and KG-255, our gigabit speed product).

•	Embedded encryption devices for both the Air Force’s Family of Beyond Line of Sight Terminal (FAB-T) and the Navy’s Common Data Link System.

•	Our family of high assurance filters including the JMINI High Assurance Guard for the Navy and the Secure Gateway/Trusted Filter for CECOM.

•	The Content Based Information Security program, a subcontract from Lockheed Martin, to develop the Type 1 portions of a network security solution that supports the GIG with network encryption, media encryption, key management, and strong authentication measures.

•	An enhancement of the HAIPIS standard modified for efficient operation over RF networks with bandwidth constraints for Boeing’s Joint Tactical Radio System “Cluster 1” radio.

     Our Information Assurance products continued their rapid year over year growth, expanding sales by more than 100% in fiscal year 2004, most of which came from customer-funded product development, as opposed to existing product sales.

Tactical Networking

     For the past 10 years, ViaSat has offered a family of tactical data networking products known as “ViaSat Data Controllers” which provide data communications over noisy, error-prone radio networks. This Data Controller product line is compatible with an interoperable military standard known as MIL-STD 188-184 and is primarily used on mobile tactical radios for reliable data communications. ViaSat manufactures both gateway and network edge versions of these products. Many data controller users are involved in “special operations” and / or similar light or highly mobile forces organizations. We believe ViaSat holds a dominant position in a portion of this market with multi-band and SATCOM radio users, with approximately 18,000 data controller products fielded. ViaSat has strong name brand recognition with these products, which we believe provide excellent reliability and performance. This area has seen recent growth in sales due to increased military activities, increased emphasis on small, mobile forces, increased emphasis on satellite communications, and because of recent product upgrades enhancing the IP-networking capabilities of the product family. These networking features allow users to realize the connectivity goals of the GIG today using their legacy radios even before transformation communication programs such as JTRS are available, albeit at lower data rates.

     We believe there are market opportunities in this product area through continual deployment of the gateway version of these products into the DoD’s core network infrastructure, which in turn results in significant edge product sales. We attempt to approach this market by anticipating the needs of users, and provide them with the capabilities they need, when they need it. Examples of our approach to the market include providing interface capability to every tactical radio in the DoD inventory, providing messaging applications that take full advantage of the Data Controller’s capabilities, and implementing an Internet Protocol layer to network radio networks with wired networks.

     We seek to improve our Data Controller products by providing incremental advancements to both their network capabilities and communications performance. ViaSat’s advantage in this market is our continuous product evolution enabled by our unique knowledge of user requirements.

     Mobile Satellite Systems

     Our Mobile Satellite Systems products consist primarily of stand-alone and embedded satellite modems, terminals, and test and training equipment operating over the military UHF satellite band. UHF satellite terminals are almost always required to support a complex set of interoperable networking standards known as MIL-STD 188-182 and MIL-STD 188-183 – also called, collectively, UHF DAMA (Demand Assigned Multiple Access). We have been a leading supplier of UHF DAMA terminals, modems, and network control systems for both U.S. and allied military and prime contractors.

     Key products include:

•	The UHF DAMA satellite modem embedded in Raytheon’s AN/PSC-5 “manpack” satcom terminal. Raytheon has also designed our UHF DAMA modem into other related terminals including one for the Tactical Tomahawk cruise missile and other multi-band tactical radios.

•	The RT-18xx family of modular UHF satcom terminals for airborne, ship and shore installations.

•	The MD-1324 stand-alone UHF DAMA modem.

•	The DOCCT/S (DAMA Orderwire Control Channel Trainer/Simulator) test and training system.

•	Related UHF satellite terminal products including antenna combining systems, network control terminals and software, and end-user software applications.

     Government Broadband

     Our Government Broadband systems focus primarily on leveraging our commercial satellite technology into military satellite communications solutions for the U.S. government and its prime contractors. Fiscal year 2004 marked the first full year of sales for these products and their early growth is attributable to several key programs, which form the nucleus for continuing success.

     We believe there are significant growth opportunities for our Government Broadband systems across many product areas, including:

•	Growth from existing programs;

•	The U.S. government’s desire to standardize on a network-centric IP bandwidth-on-demand satellite modem. One of the key objectives is to gain the logistics advantage from a common modem implementation that serves point-to-point SCPC, network-centric mesh and hub-spoke topologies. ViaSat is in an ideal position to leverage its EBEM (SCPC), LINKWAY (mesh) and LinkStar (hub-spoke) products to meet the U.S. Government’s requirements.

•	Integration of our existing enterprise VSAT, bandwidth on demand satellite network systems such as LINKWAY and LinkStar, to satisfy near term communications requirements of our government customers. The joint combat camera and coalition military networks in Iraq are examples of these types of opportunities.

•	Deployment of a “cable modem” like satellite communications-on-the-move service that leverages our SKYLink modem technology ViaSat developed to bring broadband connectivity to business jets.

     Simulation & Test

     ViaSat produces simulation and test equipment which provides realistic simulated RF environments providing the opportunity for customers to test and evaluate electronic systems in an environment similar to flight, battlefield or space operations without leaving the confines of the laboratory. We attempt to meet our customers’ expectations by providing high fidelity signal simulations of any possible waveform that has been generated. These signals and the corresponding RF environment that affects them can be customized to the test needs of our customers. This includes platform dynamics; natural environmental effects on signals and other RF signal interferers. We accomplish these goals with a programmable, highly accurate, flexible signal generation source capable of simulating any modulated waveform. The overall system is highly scalable and can drive a few signals to 2,000 simultaneous signals. The combination of these highly accurate signal models utilize techniques which project signal in space attributes and combine with platform dynamics (simulated flight characteristics) to allow avionics to be tested and flown in a simulated flight environment in the lab. This has the distinct advantage of allowing systems to be debugged prior to costly flight-testing. These highly effective systems have been previously been deployed to support Communications, Navigation and Identification (Surveillance) Testing for the F-22 program, as well as for joint Navy-Air Force test and evaluation centers at Edwards Air Force Base and Patuxent River Naval Air Station. Beyond communications, navigation and identification signals, simulations include radar, search and track, television, radio, cellular telephones, GPS satellite and other non-conventional waveforms.

     The capability to engineer and produce high fidelity signal simulations without hardware design changes provides many emerging opportunities in radar, electronic warfare, satellite communications, signal exploitation and more. New opportunities to develop simulators have emerged for Lockheed Martin on the Joint Strike Fighter F-35 Program, and NASA Glen Research Center Future Air Traffic Control Test Bed. Additionally, international military customers in Korea, Japan, Taiwan, Italy and Australia have requirements that can be satisfied with our technology.

     Customers & Markets

Customers

     The primary customers for our government segment are the U.S. Department of Defense, agencies with other U.S. departments, international allied nations and large defense contractors. While most of our commercial customers are based in the United States, many of our large defense contractor customers have recently been leveraging our network design experience and the advanced capabilities of our products to sell communications products to international military forces. Examples of large defense contractors with which we have worked in the past include Raytheon Systems Company, Lockheed Martin Corporation, The Boeing Company, Northrop-Grumman Corporation, ITT Industries, and Marconi Communications, Elmer S.p.A.

Sales and Marketing

     We use both direct and indirect sales channels to sell our government products. We have approximately ten sales and marketing personnel who offer our government products. All but one of these sales personnel are located in the United States. International government sales are conducted primarily through our U.S. sales personnel. Although many of our sales are generated from direct sales, we often sell our products to prime contractors responsible for developing the entire network system where our products are integrated and embedded into the system.

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

     Similar to our efforts on the commercial side, we continue to increase the awareness of the ViaSat brand through a mix of positive program performance and our customers’ recommendation as well as public relations, advertising, trade show selling and conference speaking engagements.

Competition

     Within our government segment, we generally compete with defense electronics product, subsystem or system manufacturers such as Rockwell Collins, L3 Communications, Harris, General Dynamics, BAE Systems or similar companies. We may occasionally compete directly with the largest defense prime contractors, who are also customers, including Boeing, Lockheed Martin, Northrop Grumman or Raytheon Systems. We also frequently partner or team with these same companies (large or mid-tier) to compete against other teams for large defense programs.

     Almost all of the companies with which we compete are substantially larger than ViaSat.

Commercial

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

Depending on the altitude of a satellite’s orbit, it can cover a geographic area, or footprint, larger than the size of a continent. The key components of a satellite communications system include:

•	satellites which relay communications signals to and from the users,

•	gateways which control the satellite network and connect it to communications networks on the ground, and

•	user terminals (indoor unit and outdoor unit) connecting the users to the satellite network.

     The essential advantage of satellite communications is that it allows a network provider to rapidly deploy new communications services to large numbers of people anywhere in the footprint of the satellite. Consequently, satellites can be used to deploy communication services in developed and developing markets in a shorter period of time than building ground-based infrastructure. Moreover, in some areas satellite solutions are less expensive than terrestrial wired and wireless alternatives. As satellite communications equipment becomes less expensive and new capabilities emerge in satellite communications technology, we believe the market for satellite communications offers growth opportunities.

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

     We provide a variety of satellite communications network solutions for multiple sectors of the commercial market.

     Data Networks. Satellite networks are well suited for data networks which focus on (1) rapidly deploying new services across large geographic areas, (2) reaching multiple user locations separated by long distances, (3) filling in gaps or providing support for data points of congestion, or bottlenecks in ground-based communications networks, and (4) providing communications capabilities in remote locations and in emerging markets where ground-based infrastructure has not yet been developed.

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

     Our commercial business offers a broad range of satellite communications and other wireless communications products and solutions in the following product lines:

•	Consumer Broadband,

•	Mobile Broadband,

•	Enterprise,

•	VSAT Networks,

•	Large Antenna Systems,

•	Satellite Networking Systems Design and Technology Development, and

•	MMIC Design and Development.

     Consumer Broadband

     Our Consumer Broadband products enable broadband access to the global information infrastructure via satellites. We provide system solutions, equipment and support to service providers who distribute directly to end users, such as consumers, and provide the equipment employed by the end user of the service.

     For the fixed site, last mile broadband access market, we believe the key elements for a cost-effective solution for our customers are (1) access to a large pool of nationwide, low cost capacity, (2) availability of low cost customer premise equipment (CPE), and (3) low per subscriber operational and support costs for a large scale deployment. We focus on providing solutions which make more efficient use of the available satellite bandwidth (i.e. more subscribers per satellite), leverage mass market chipsets and innovative radio frequency technology to create low cost consumer premise equipment (CPE), and include an extensive set of tools to automate customer fulfillment and support. Equally important is our focus on working closely with satellite operators (e.g. WildBlue and Telesat) who are investing in next generation satellites specifically designed for low cost broadband access and service providers (e.g. Orbit Data Services and NRTC) with the distribution channels and support infrastructure to successfully capture the target end users.

     ViaSat has successfully developed DOCSIS and DVB-RCS-based technology for low cost CPE and network scalability along with advanced products to improve capacity on each satellite.

     Mobile Broadband

     With the emergence of increasingly capable satellite networking technologies, ViaSat has been able to develop cost-effective mobile broadband products. We have certified products and systems for in-flight high speed two-way internet and broadcast applications. ViaSat is developing complementary products for the maritime and ground mobile markets.

     For the mobile broadband access market, we believe the key elements for a cost-effective customer solution are (1) ubiquitous coverage (including regulatory approvals), (2) equipment suitable for the mobile platform and (3) sufficient capacity and speed to distinguish the service from mobile telephony or more limited services, such as Inmarsat. For this market, we focus on solutions with unique technical characteristics necessary to operate at high rates using a small antenna on a moving platform (commercial aircraft, business jets, trains, trucks, automobiles). Our experience with spread spectrum systems with our government products play a role in bringing the right technologies to bear. We believe it is also important to focus on working with satellite operators with a commitment to provide broadband coverage in areas needed by the mobile market (e.g. Connexion by Boeing and SES Americom/ARINC) to create a unified solution.

     We believe our advantages in this market include our high performance spread spectrum technology, our broadband frequency reuse PCMA technology and our position as the current supplier to the leading service providers in this market.

     Enterprise VSAT Networks

     ViaSat is a global supplier of VSAT satellite networks, services and products to enterprise customers. We design, manufacture and sell satellite networking products and provide services associated with their use and life cycle support. We also manage the delivery, installation and initial activation of the customer equipment around the world. In addition, we offer long-term software maintenance agreements, technical support agreements and operate a 7/24 Network Operations Center to support our customer base. In North America, ViaSat operates an owned VSAT shared hub network and offers satellite communication service to enterprise customers.

     Customers use our products to enable connectivity in corporate networks, retail facilities, schools and public institutions. The products are also used to extend “Broadband” connectivity to remote locations for Internet and other telecommunications infrastructure requirements. Once installed and activated our product solutions enable customers to transport data, video, and voice communication within a private network or across the world.

     Using feedback from user group meetings, customers and our sales team we continue to design leading edge VSAT solutions based on market needs. We believe our entrepreneurial culture and technical excellence allows us to react quickly to market requirements, implement new features and applications that create a competitive advantage.

     Large Antenna Systems

     We are a global provider of fixed and mobile ground-based antenna systems for the following applications: (1) gateway infrastructure, (2) remote sensing, (3) tracking, telemetry and control, (4) military tactical and strategic terminals, and (5) antenna products. Our products include antennas, servo control equipment, monitor and control software, and specialty converters and modems. These systems support functions in the L, S, C, X, Ku, and Ka-band frequency spectrums.

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

     We believe we will continue to derive benefits and efficiencies from our gateway building capabilities. Since the gateway is a complex and central component of any network, the optimization of the gateway for the specific network use is critical to optimizing the performance of the entire network. The ability to provide gateways and integrate those gateways into our innovative network solutions should provide us with an advantage over other network manufacturers and integrators, most of which purchase gateways from third parties. ViaSat has extensive experience in developing gateways for systems using Ka-band technologies. We believe these new technologies are a cornerstone of emerging satellite services like broadband on demand.

     Remote Sensing. ViaSat has been a leader in the satellite imaging and remote sensing ground station market for over 20 years. Remote sensing ground stations receive images of the earth transmitted from low earth orbit satellites. These images are often collected for both civilian and military purposes. Our remote sensing ground station products typically include software to provide satellite pre-mission planning, automated pre-pass set-up, system performance integrity analysis, signal routing assignments and maintenance actions.

     Tracking, Telemetry and Control. Our tracking, telemetry and command products are designed to provide a means for monitoring aircraft and missiles during flight tests as well as monitoring and controlling satellites. This equipment is used by the government and commercial flight test ranges as well as by commercial satellite operators.

     Military Terminals. Our military terminal products are used to provide tactical and strategic communications either over satellites or for point-to-point applications. These systems range from small diameter antennas with associated control equipment for shipboard applications to large diameter antenna systems for military gateway applications. These systems include advanced technology Ka-band antenna systems.

     Antenna Products. Our antenna products provide standard off-the-shelf antennas for typical geosynchronous satellite applications. Although our antenna systems are often sold and integrated with our other satellite communication products, we also offer a wide range of antenna systems as separate units. Our antennas range from 1 meter to 18 meters in diameter. Customers of our antenna systems include cable TV uplink stations and cable system providers that operate head-end receive stations, VSAT service providers, and various satellite communication system integrators that require traditional satellite communication capability.

     Satellite Networking Systems Design and Technology Development

     ViaSat performs research, systems engineering, and custom product design and development in satellite communications for ground and space systems. Specifically, we have expertise is in the areas of satellite network design, planning, and management; modulation and coding; payload architecture design; terminal design and development; Internet technologies; and modeling, analysis, and simulation.

     Our strategy is to leverage our reputation as a center of excellence for innovative ideas and technologies in satellite communications to win research and development programs funded by the government and commercial customers. We believe we have talented satellite communications engineers encompassing many relevant disciplines, a large portfolio of intellectual property, and existing platforms and products that can be enhanced and customized to meet customer’s requirements. We believe these strengths give us a competitive advantage to capture engineering services and system design and development programs in the satellite communications market. Typical satellite communications companies in this industry do not perform customized design and development work for both government and commercial clients. Instead, most companies only sell their standard hardware and software products. Although some companies build large networks with terminals and gateways, ViaSat is one of the few companies with the ability to design and deliver complex customized networks incorporating many advanced communications techniques and integrating various hardware and software elements.

     MMIC Design and Development

     ViaSat provides custom high frequency MMICs and assemblies to commercial and government customers. Targeted markets include enterprise VSAT, consumer and mobile broadband, military airborne and shipboard, space-based electronics, and terrestrial based interactive satellite communications. The company has access to a wide range of integrated circuit technologies allowing it to offer optimum solutions for a given application.

     Our primary strategy is to offer fast turn, high performance custom MMIC solutions to specific customers and markets. In general we tend to be selective in the opportunities it pursues and focuses its resources to gain maximum market penetration. We operate in a fab-less environment and, hence, leverage outside contract manufacturing, including contract manufacturing outside the United States, to provide highest value to our customers. This approach avoids the high cost of internal capitalization and, where allowed by federal law, leverages the lower cost manufacturing available outside the United States. Another key strategy for us is to aggressively reduce product cost which in turn enables new markets to develop.

     ViaSat has highly skilled engineers who have extensive MMIC design and development experience. Skills include electrical and mechanical design, manufacturing process engineering, and metallurgy.

     Market Opportunity

Customers

     The majority of our commercial segment customers are satellite network integrators, large communications service providers and corporations requiring complex communications and / or networking solutions. Over the past couple of years, we have significantly expanded our commercial customer base both domestically and internationally.

     Significant commercial customers in the last fiscal year included Eutelsat, Intelsat, Boeing, ARINC, Telespazio, Gedas, Inc., Shoppers Drug Mart, INTERDirec, Beijing Application Institute of Information Technology (BAIIT), Cap Rock, Halliburton and Tatanet India.

Sales and Marketing

     We primarily use direct sales channels to market and sell our products and services. Our marketing and sales activities are organized geographically in domestic and global markets. Our sales and marketing group includes approximately 34 persons, with six located outside the United States.

     Our sales teams consist of regional sales directors, regional sales managers and sales engineers, who act as the primary interface to establish account relationships and determine technical requirements for the customer’s networks. In addition to our sales force, we maintain a highly trained service staff to provide technical product and service support to our customers. The sales cycle in the commercial satellite network market is lengthy and it is not unusual for a sale to take up to 18 months from the initial contact through the execution of the agreement. The sales process often includes several network design iterations, network demonstrations and pilot networks consisting of a few sites.

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

Competition

     The commercial communications industry is highly competitive. As a provider of commercial network products and designer of commercial network solutions in the United States and internationally, we compete with a number of wireless and ground-based communications service providers. Many of these competitors have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources and control over central communications networks. To compete with these providers, we emphasize:

•	the overall cost of our satellite networks, which includes both equipment and bandwidth costs, as compared to products offered by ground-based and other satellite service providers,

•	the distinct advantages of satellite data networks,

•	our end-to-end network implementation capabilities, and

•	our network management experience.

     Our principal competitors in enterprise VSAT networks are Hughes Network Systems, Gilat Satellite Networks Ltd., EMS Technologies, Inc., Nera ASA, ND Satcom and iDirect Technologies, each of which offers a broad range of satellite communications products and services. Our principal competitors in the supply of large antenna and gateway systems are Andrew Corporation, RFS and Tripoint Global.

     In competing with these companies, we emphasize:

•	the innovative and flexible features integrated into our products,

•	our proven designs and network integration services for complex, customized network needs, and

•	the increased bandwidth efficiency offered by our networks and products.

Strategic Ventures

     TrellisWare Technologies. In August 2000, we established TrellisWare Technologies Inc., a majority-owned spin-off of ViaSat. TrellisWare was formed to focus on developing products based on maximum likelihood processing technology, a signal processing technology that is expected to greatly improve the performance of broadband communications in challenging environments (multi-path, interference and high channel dynamics).

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

Research and Development

     We believe our future success depends on the ability to adapt to the rapidly changing satellite communications and related signal processing and networking software environment. Therefore, the continued timely development and introduction of new products is essential in maintaining our competitive position. We develop most of our products in-house and have a research and development and engineering staff, which includes over 500 engineers.

     A significant portion of our research and development efforts has generally been conducted in direct response to the specific requirements of a customer’s order and, accordingly, these amounts are included in the cost of sales when incurred and the related funding is included in revenues at that time.

     The portion of our contract revenues which includes research and development funded by government and commercial customers during fiscal year 2004 was approximately $81.0 million, during fiscal year 2003 was approximately $74.1 million, and during fiscal year 2002 was approximately $75.2 million. In addition, we incurred $10.0 million in fiscal year 2004, $16.0 million in fiscal year 2003, and $9.4 million in fiscal year 2002, on independent research and development, which is not directly funded by a third party. Funded research and development contains a profit component and is therefore not directly comparable to independent research and development. As a government contractor, we also are able to recover a portion of our independent research and development expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs.

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

     Contract manufacturers produce products for many different customers and are able to pass on the benefits of large scale manufacturing to their customers. These manufacturers are able to achieve high quality products with lower levels of costs by (1) exercising their high-volume purchasing power, (2) employing advanced and efficient production equipment and systems on a full-time basis, and (3) using a highly skilled workforce. Our primary contract manufacturers include Spectral Response, Inc., SMS Technologies Inc.and MC Assembly.

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

     We also rely on outside vendors to manufacture specific components and subassemblies used in the production of our products. Some components, subassemblies and services necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers. In particular, Texas Instruments and Broadcom are sole source suppliers of certain digital signal processing chips, which are critical components we use in many of our products.

Backlog

     As of April 2, 2004, we had firm backlog of $281.6 million, of which $258.3 million was funded. This compares to firm backlog of $213.6 million at March 31, 2003, of which $179.6 million was funded, not including options of $44.9 million. Of the $281.6 million in firm backlog at April 2, 2004, approximately $174.8 million is expected to be delivered in fiscal year 2005 and the balance is expected to be delivered in fiscal year 2006 and thereafter. Total new awards for both commercial and defense products were $346.5 million for fiscal year 2004 compared to $259.2 million for fiscal year 2003. We include in our backlog only those orders for which we have accepted purchase orders or signed contracts. As of April 2, 2004, our firm backlog does not include contract options of $25.8 million. These options include $23.1 million of Indefinite Delivery/Indefinite Quantity (IDIQ) contracts for our UHF DAMA satellite communications products and $2.7 million of IDIQ contracts for our other products.

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

     The backlog amounts as presented are comprised of funded and unfunded components. Funded backlog represents the sum of contract amounts for which funds have been specifically obligated by customers to contracts. Unfunded backlog represents future amounts that customers may obligate over the specified contract performance periods. Our customers allocate funds for expenditures on long-term contracts on a periodic basis. Our ability to realize revenues from contracts in backlog is dependent upon adequate funding for such contracts. Although we do not control the funding of our contracts , our experience indicates that actual contract fundings have ultimately been approximately equal to the aggregate amounts of the contracts.

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

     Our federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs and for payment of a fee. The fee may be either fixed by the contract or variable, based upon cost control, quality, delivery and the customer’s subjective evaluation of the work. Under time-and-materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed for the cost of materials purchased to perform the contract. Under a fixed-price contract, we agree to perform specific work for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. Revenues generated from contracts with the federal government or our prime contractors for fiscal year 2004 were approximately 23% from cost-reimbursement contracts, approximately 2% from time-and-materials contracts and approximately 75% from fixed-price contracts of total revenues.

     Our allowable federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency. Audits may result in non-reimbursement of some contract costs and fees. While the government reserves the right to conduct further audits, audits conducted for periods through fiscal year 2001 have resulted in no material cost recovery disallowances for us.

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

Employees

     As of April 2, 2004, we had 964 employees (of which 59 were temporary employees), including approximately 505 in engineering and research and development, 34 in sales and marketing, 220 in production, and 205 in corporate, administration and production coordination. None of our employees are covered by a collective bargaining agreement and we have never experienced any strike or work stoppage. We believe that our relations with our employees are good.

Trademarks

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

Our Reliance on U.S. Government Contracts Exposes Us To Significant Risks

     Approximately 46% of our revenues in fiscal year 2004, 45% of our revenues in fiscal year 2003 and 32% of our revenues in fiscal year 2002 were derived from U.S. government applications. Although our commercial business has substantially reduced our dependence on U.S. government business, our U.S. government business will continue to represent a significant portion of our revenues for the foreseeable future. U.S. government business exposes us to various risks, including:

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

Our Operating Results may be Adversely Affected by Uncertain Unfavorable Economic and Market Conditions

     Adverse and uncertain economic conditions worldwide have had significant effects on markets we serve, particularly satellite communications equipment manufacturers and network operators, and has had a negative effect on our revenues. Adverse and uncertain economic conditions may continue to affect our business and, if so, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make investments in research and development, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.

     Further, because current domestic and global economic conditions and economies are uncertain, it is difficult to estimate the growth in various parts of the economy, including the markets in which we participate. Because parts of our budgeting and forecasting are reliant on estimates of growth in the markets we serve, the current economic uncertainty renders estimates of future revenues and expenditures even more difficult than usual to formulate. The future direction of the overall domestic and global economies could have a significant impact on our overall financial performance and impair the value of our common stock.

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

A Significant Portion of Our Revenues is Derived from a Few of Our Contracts

     A small number of our contracts account for a significant percentage of our revenues. Historically, our largest revenue producing contracts have been U.S. government contracts related to our UHF DAMA technology, which generated approximately 11% of our revenues in fiscal year 2004, 15% of our revenues in fiscal year 2003 and 10% of our revenues in fiscal year 2002. Our five largest contracts generated approximately 24% of our revenues in fiscal year 2004, 29% of our revenues in fiscal year 2003 and 33% of our revenues in fiscal year 2002. The failure of these customers to place additional orders or to maintain these contracts with us for any reason, including any downturn in their business or financial condition, or our inability to renew or replace our contracts with these customers when they expire could materially harm our business and impair the value of our common stock.

We Depend Heavily on the VSAT Market

     We derived approximately 28% of our revenues in fiscal year 2004, 34% of our revenues in fiscal year 2003 and 31% of our revenues in fiscal year 2002 from sales of VSAT communications networks. A significant decline in this market or the replacement of VSAT technology by an alternative technology could materially harm our business and impair the value of our common stock.

Our Credit Facility Contains Restrictions that Could Limit Our Ability to Implement Our Business Plan

     The restrictions contained in our line of credit may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. In addition, if we fail to meet the covenants contained in our line of credit, our ability to borrow under our line of credit may be restricted. The line of credit, among other things, restricts our ability to do the following:

•	incur additional indebtedness,

•	create liens on our assets,

•	make certain payments, including payments of dividends in respect of capital stock, consolidate, merge and sell assets,

•	engage in certain transactions with affiliates, and

•	make acquisitions.

In addition, the line of credit requires us to maintain certain ratios, including:

•	debt to EBITDA (income from operations, depreciation and amortization) and

•	quick ratio (sum of cash, accounts receivable and marketable securities to current liabilities),

•	and to satisfy certain tests, including tests relating to:

•	limits on capital expenditures,

•	minimum quarterly EBITDA, and

•	minimum tangible net worth.

     We cannot assure you we will be able to comply with our financial covenants or any financial covenant violations will be waived. Any violation not waived could result in an event of default, permitting the lenders to suspend commitments to make any advance, to declare notes and interest thereon due and payable, and to require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to comply with our financial covenants, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms acceptable to us, if at all.

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

     We cannot assure you our product development efforts for communications products will be successful or any new products we develop, including ArcLight, Surfbeam and LinkStar, will achieve sufficient market acceptance. We may experience difficulties that could delay or prevent us from successfully selecting, developing, manufacturing or marketing new products or enhancements. In addition, defects may be found in our products after we begin deliveries, which could result in the delay or loss of market acceptance. If we are unable to design, manufacture, integrate and market profitable new products for existing or emerging communications markets, it could materially harm our business and impair the value of our common stock.

A Decrease in the Selling Prices of Our Products Could Materially Harm Our Business

     The average selling prices of wireless communications products historically decline over product life cycles. In particular, we expect the average selling prices of our products to decline as a result of competitive pricing pressures and customers who negotiate discounts based on large unit volumes. We also expect competition in this industry will continue to increase. To offset these price decreases, we intend to rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacturing process of existing products and on the introduction of new products with advanced features which can be sold at higher prices. However, we cannot assure you we will be able to obtain any yield improvements or cost reductions or introduce any new products in the future. To the extent we do not reduce costs or introduce new products in a timely manner, or our new products do not achieve market acceptance, it could materially harm our business and impair the value of our common stock.

Our Development Contracts May Be Difficult for Us to Comply With and May Expose Us to Third-Party Claims for Damages

     We are often party to government and commercial contracts involving the development of new products. We derived approximately 29% of our revenues in fiscal year 2004, 40% of our revenues in fiscal year 2003 and 38% of our revenues in fiscal year 2002 from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones. In the past, when we have not complied with the performance obligations or project milestones in a contract, generally, the other party has not elected to terminate the contract or seek damages from us. However, we cannot assure you in the future other parties will not terminate their contracts or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

We May Experience Losses from Our Fixed-Price Contracts

     Approximately 89% of our revenues in fiscal year 2004, 95% of our revenues in fiscal year 2003 and 97% of our revenues in fiscal year 2002 were derived from contracts with fixed prices. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. We believe a high percentage of our contracts will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

We Expect to Increase Our Research and Development Costs, Which Could Significantly Reduce Our Profitability

     Our future growth depends on penetrating new markets, adapting existing satellite communications products to new applications, and introducing new communications products that achieve market acceptance. Accordingly, we are actively applying our communications expertise to design and develop new hardware and software products and enhance existing products. We expended $10.0 million in fiscal year 2004, $16.0 million in fiscal year 2003 and $9.4 million in fiscal year 2002 in research and development activities. We expect to continue to spend discretionary funds on research and development in the near future. The amount of funds spent on research and development projects is dependent on the amount and mix of customer funded development, the types of technology being developed and the affordability of the technology being developed. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the near future. Our research and development program may not produce successful results, which could materially harm our business and impair the value of our common stock.

Our Reliance on a Limited Number of Third Parties to Manufacture and Supply Our Products Exposes Us to Various Risks

     Our internal manufacturing capacity is limited and we do not intend to expand our capability in the foreseeable future. We rely on a limited number of contract manufacturers to produce our products and expect to rely increasingly on these manufacturers in the future. In addition, some components, subassemblies and services necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers.

     Our reliance on contract manufacturers and on sole suppliers or a limited group of suppliers involves several risks. We may not be able to obtain an adequate supply of required components, and our control over the price, timely delivery, reliability and quality of finished products may be reduced. The process of manufacturing our products and some of our components and subassemblies is extremely complex. We have in the past experienced and may in the future experience delays in the delivery of and quality problems with products and components and subassemblies from vendors. Some of the suppliers we rely upon have relatively limited financial and other resources. If we are not able to obtain timely deliveries of components and subassemblies of acceptable quality or if we are otherwise required to seek alternative sources of supply, or to manufacture our finished products or components and subassemblies internally, it could delay or prevent us from delivering our systems promptly and at high quality. This failure could damage relationships with current or prospective customers, which, in turn, could materially harm our business and impair the value of our common stock.

Our Ability to Protect Our Proprietary Technology is Limited and Infringement Claims Against Us Could Restrict Our Ability to Conduct Business

     Our success depends significantly on our ability to protect our proprietary rights to the technologies we use in our products and services. If we are unable to protect our proprietary rights adequately, our competitors could use the intellectual property we have developed to enhance their own products and services, which could materially harm our business and impair the value of our common stock. We currently rely on a combination of patents, trade secret laws, copyrights, trademarks, service marks and contractual rights to protect our intellectual property. We cannot assure you the steps we have taken to protect our proprietary rights are adequate. Also, we cannot assure you our issued patents will remain valid or that any pending patent applications will be issued. Additionally, the laws of some foreign countries in which our products are or may be sold do not protect our intellectual property rights to the same extent as do the laws of the United States.

     Litigation may often be necessary to protect our intellectual property rights and trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. We believe infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will likely be asserted against us in the future. If any claims or actions are asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. We cannot assure you, however, that a license will be available under reasonable terms or at all. Litigation of intellectual property claims could be extremely expensive and time consuming, which could materially harm our business, regardless of the outcome of the litigation. If our products are found to infringe upon the rights of third parties, we may be forced to incur substantial costs to develop alternative products. We cannot assure you we would be able to develop alternative products or, if these alternative products were developed, they would perform as required or be accepted in the applicable markets. If we are unable to address any of the risks described above relating to the protection of our proprietary rights, it could materially harm our business and impair the value of our common stock.

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

We Depend on a Limited Number of Key Employees Who Would Be Difficult to Replace

     We depend on a limited number of key technical, marketing and management personnel to manage and operate our business. In particular, we believe our success depends to a significant degree on our ability to attract and retain highly skilled personnel, including our Chairman and Chief Executive Officer, Mark D. Dankberg, and those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for these types of personnel is intense, and the loss of key employees could materially harm our business and impair the value of our common stock. We do not have employment agreements with any of our officers.

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

     We will continue to evaluate potential strategic transactions and alternatives we believe may enhance stockholder value. These potential future transactions may include a variety of different business arrangements, including acquisitions, spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Although our goal is to maximize stockholder value, such transactions may have unexpected results which adversely affect our business and the trading price of our common stock. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our operating results and business prospects.

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

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions and Currency Fluctuations

     Approximately 24% of our revenues in fiscal year 2004, 27% of our revenues in fiscal year 2003 and 28% of our revenues in fiscal year 2002 were derived from international sales. We anticipate international sales will account for an increasing percentage of our revenues over the next several years. Many of these international sales may be denominated in foreign currencies. Because we do not currently engage in nor do we anticipate engaging in material foreign currency hedging transactions, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.

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

Adverse Regulatory Changes Could Impair Our Ability to Sell Products

     Our products are incorporated into wireless communications systems that must comply with various government regulations, including those of the Federal Communications Commission (FCC). In addition, we operate and provide services to customers through the use of several satellite earth hub stations, which are licensed by the FCC. Regulatory changes, including changes in the allocation of available frequency spectrum and in the military standards and specifications that define the current satellite networking environment, could materially harm our business by (1) restricting development efforts by us and our customers, (2) making our current products less attractive or obsolete, or (3) increasing the opportunity for additional competition. Changes in, or our failure to comply with, applicable regulations could materially harm our business and impair the value of our common stock. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for these products and services, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this government approval process have caused and may continue to cause our customers to cancel, postpone or reschedule their installation of communications systems. This, in turn, may have a material adverse effect on our sales of products to our customers.

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

     As a result, we believe period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely upon them as indicators of future performance. If we are unable to address any of the risks described above, it could materially impair the value of our common stock. In addition, it is likely that in one or more future quarters our results may fall below the expectations of analysts and investors. In this event, the trading price of our common stock would likely decrease.

Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence Over Matters Requiring Stockholder Approval

     As of June 10, 2004, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 20% of our common stock. Accordingly, these stockholders may be able to significantly influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. These stockholders may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. This ownership interest could also have the effect of delaying or preventing a change in control.

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

Item 2. Properties

     We are headquartered in facilities consisting of approximately 255,000 square feet in Carlsbad, California. 180,000 square feet are currently under a lease expiring in 2009, with 75,000 square feet expiring in April 2006. Facilities consisting of an aggregate of approximately 197,000 square feet are located in Norcross, Georgia subject to leases expiring in 2005; facilities consisting of approximately 40,000 square feet in Clarksburg, Maryland under a lease expiring in 2005, with options to extend the terms through 2007; and facilities consisting of approximately 14,000 square feet in Chandler, Arizona under a lease expiring in 2007. Additionally, we maintain offices or a sales presence in Linthicum Heights (MD), Boston (MA), Australia, China, Canada, India and Italy. We anticipate operating additional regional sales offices in fiscal year 2005 and beyond.

Item 3. Legal Proceedings

     A review of our current litigation is disclosed in the Notes to Consolidated Financial Statements. See “Notes to Consolidated Financial Statements - Note 11 - Contingencies.” We are also engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our results of operations, liquidity or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended April 2, 2004.

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

	High	Low
Fiscal 2003
First Quarter	$14.20	$7.40
Second Quarter	8.49	3.91
Third Quarter	12.50	6.09
Fourth Quarter	13.48	9.50
Fiscal 2004
First Quarter	$14.62	$8.24
Second Quarter	18.94	12.28
Third Quarter	23.37	17.46
Fourth Quarter	28.91	19.46

     To date, we have neither declared nor paid any dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operation and development of our business and, therefore, do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. In addition, our credit facility restricts our ability to pay dividends. As of June 10, 2004 there were 484 holders of record of our common stock. On June 10, 2004, the last sale price reported on the Nasdaq National Market for our common stock was $23.93 per share.

     Disclosure on securities authorized for issuance under equity compensation plans is set forth in Item 12 of this annual report.

Item 6. Selected Financial Data

     The following table provides selected financial information for us for each of the fiscal years in the five-year period ended April 2, 2004. The data as of and for each of the fiscal years in the five-year period ended April 2, 2004 has been derived from our audited financial statements and include, in the opinion of our management, all adjustments necessary to present fairly the data for those periods. You should consider the financial statement data provided below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes which are included elsewhere in this annual report. All amounts shown are in thousands, except per share data.

Years Ended	April 2, 2004	March 31, 2003	March 31, 2002	March 31, 2001	March 31, 2000
Statement of Income Data:
Revenues	$278,579	$185,022	$195,628	$164,352	$75,880
Cost of revenues	206,327	142,908	139,354	113,458	45,557

Gross profit	72,252	42,114	56,274	50,894	30,323
Operating expenses:
Selling, general and administrative	38,800	37,858	38,153	26,482	11,269
Independent research and development	9,960	16,048	9,415	6,173	7,590
Acquired in-process research and development	—	—	2,550	2,334	—
Amortization of intangible assets	7,841	8,448	6,959	3,789	—

Income (loss) from operations	15,651	(20,240)	(803)	12,116	11,464
Interest income (expense)	(346)	(740)	188	1,647	913
Other income (loss)	(206)	(85)	(187)	(76)	—

Income (loss) before income taxes	15,099	(21,065)	(802)	13,687	12,377
Provision (benefit) for income taxes	1,931	(11,433)	(2,959)	3,422	4,471

Net income (loss)	$13,168	$(9,632)	$2,157	$10,265	$7,906

Basic net income (loss) per share	$0.50	$(0.37)	$0.09	$0.48	$0.49

Diluted net income (loss) per share	$0.48	$(0.37)	$0.09	$0.46	$0.45

Shares used in computing basic net income (loss) per share	26,257	26,016	23,072	21,379	16,193

Shares used in computing diluted net income (loss) per share	27,558	26,016	23,954	22,537	17,422

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$18,670	$4,269	$6,620	$17,721	$19,641
Working capital	107,846	74,276	83,458	84,334	38,169
Total assets	272,682	237,155	238,667	169,378	61,930
Notes payable, less current portion	—	—	—	—	336
Capital lease obligation, less current portion	—	141	174	—	—
Total stockholders’ equity	202,475	183,887	191,939	132,807	45,997

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     ViaSat was incorporated in 1986 and completed its initial public offering in 1996. We are a leading provider of advanced digital satellite communications and other wireless networking and signal processing equipment and services to the government and commercial markets. Based on our history and extensive experience in complex defense communications systems, we have developed the capability to design and implement innovative communications solutions, which enhance bandwidth utilization by applying our sophisticated networking and digital signal processing techniques. Our goal is to leverage our advanced technology and capabilities to capture a considerable share of the global satellite communications equipment and services segment of the broadband communications market for both government and commercial customers.

     Our internal growth to date has historically been driven largely by our success in meeting the need for advanced communications products for the U.S. government and commercial customers. By developing cost-effective communications products incorporating our advanced technologies, we have continued to grow the markets for our products and services.

     Our company is organized principally in two segments: government and commercial. Our government business encompasses specialized products principally serving defense customers and includes:

•	Tactical data links, including MIDS,

•	Information security and assurance products and services, which enable military and government users to communicate secure information over secure and non-secure networks,

•	UHF DAMA satellite communications products consisting of modems, terminals and network control systems,

•	Government broadband products and services, which provide innovative solutions to government customers to increase available bandwidth using existing satellite capacity, and

•	Simulation and test equipment, which allows the testing of sophisticated airborne radio equipment without expensive flight exercises.

     Serving government customers with cost-effective products and solutions continues to be a critical and core element of our overall business strategy.

     We have been increasing our focus in recent years on offering satellite based communications products and systems solutions to address commercial market needs. In pursuing this strategy, we have acquired three strategic satellite communication equipment providers: (1) the Satellite Networks Business of Scientific-Atlanta in fiscal year 2001; (2) Comsat Laboratories products’ business from Lockheed Martin in fiscal year 2002; and (3) U.S. Monolithics, LLC in fiscal year 2002. Our commercial business accounts for approximately 54% of our revenues in fiscal year 2004 and 56% of our revenues in fiscal year 2003. To date, our principal commercial offerings include Very Small Aperture Terminals (VSATs), broadband internet equipment over satellite, network control systems, network integration services, network operation services, gateway infrastructure, antenna systems and other satellite ground stations. In addition, based on our advanced satellite technology and systems integration experience, we won several important projects in the three key broadband markets: enterprise, consumer and in-flight mobile applications.

     Our commercial business offers an end-to-end capability to provide customers with a broad range of satellite communication and other wireless communications equipment solutions including:

•	Consumer broadband products and solutions to customers based on DOCSIS or DVB-RCS-based technology,

•	Mobile broadband products and systems for in-flight, maritime and ground mobile broadband applications,

•	Enterprise VSAT networks products and services,

•	Large antenna systems for commercial and defense applications and customers,

•	Satellite networking systems design and technology development, and

•	MMIC design and development, with an emphasis in systems engineering of packaged components, which specializes in high-frequency communication technology design and development.

     With expertise in commercial satellite network engineering, gateway construction, and remote terminal manufacturing for all types of interactive communications services, we have the unique ability to take overall responsibility for designing, building, initially operating, and then handing over a fully operational, customized satellite network serving a variety of markets and applications.

     To date, our ability to grow and maintain our revenues has depended on our ability to identify and target high technology satellite communication and other communication markets where the customer places a high priority on the solution, and obtaining additional sizable contract awards. Due to the nature of this process, it is difficult to predict the probability and timing of obtaining these awards.

     Generally, revenues are recognized as costs are incurred using the percentage of completion method, measured primarily by costs incurred to date compared with total estimated costs at completion or based on the number of units delivered. The Company provides for anticipated losses on contracts by a charge to income during the period in which they are first identified. There were no significant charges for loss contracts in the last three years.

     We also have contracts and purchase orders where revenue is recorded on delivery of products. In this situation, contracts and customer purchase orders are used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

     Our products are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Historically, approximately 89% for fiscal year 2004, 95% for fiscal year 2003, and 97% for fiscal year 2002, of our revenues were derived from fixed-price contracts, which require us to provide products and services under a contract at a stipulated price. The remainder of our annual revenue was derived from cost-reimbursement contracts, under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit, and from time-and-materials contracts which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services.

     Historically, a significant portion of our revenues are from contracts for the research and development of products. The research and development efforts are conducted in direct response to the specific requirements of a customer’s engineering and production order and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development were approximately $81.0 million or 29.1% of our total revenues during fiscal year 2004, $74.1 million or 40.0% of our total revenues during fiscal year 2003 and $75.2 million or 38.4% of our total revenues during fiscal year 2002.

     We also incurr independent research and development expenses, which are not directly funded by a third party. Independent research and development expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development programs. Independent research and development expenses were approximately 3.6% of revenues during fiscal year 2004, 8.7% of revenues during fiscal year 2003, and 4.8% of revenues during fiscal year 2002. As a government contractor, we are able to recover a portion of our independent research and development expenses pursuant to our government contracts.

Executive Summary

     We develop and manufacture satellite ground systems and other related government and commercial digital communications equipment. Our products are generally highly complex and have a concept-to-market timeline of several months to several years. The development of products where customers expect state-of-the-art results requires an exceptionally talented and dedicated engineering workforce. Since inception, ViaSat has been able to attract, develop and retain engineers who support its business and customer objectives, while experiencing low turnover (relative to its competitors or peers). The consistency and depth of our engineering workforce has enabled us to develop leading edge products and solutions for our customers.

     From 1986 through fiscal year 2002, the Company was profitable and grew its revenue base each year. The downturn in the telecommunications industry and the terrorist attacks in 2001 resulted in the loss of approximately one-third of our backlog at the end of calendar year 2001. In the ensuing months, ViaSat began rebuilding its backlog - first in the government segment and then in the commercial segment. While the Company was rebuilding backlog, it was also investing significantly in research and development of new products and new business activities. While awards in fiscal year 2003 were a record at the time, it was the first year the Company did not grow its revenue on a year over year basis and was not profitable.

     Our growth in awards from $191.9 million in fiscal year 2002 to $259.2 million in fiscal year 2003 and to $346.5 million in fiscal year 2004 became a leading indicator of revenue growth. Our revenues for fiscal year 2004 were $278.6 million and with the awards growth and opportunities we are pursuing, we expect revenues for fiscal year 2005 to rise to around $325 million.

     There are a number of large new business opportunities we are pursuing in our fiscal year 2005. In the government segment, the opportunities include the MIDS Lot V production order, international MIDS orders, new joint tactical radio system contracts, more funding for current information assurance projects, new information assurance contracts using our HAIPIS technology, and orders for our new KG-250 product. In our commercial segment, the opportunities include new production orders for consumer and mobile broadband systems, further penetration in the North American market with enterprise VSAT customers and large antenna systems. The timing of these orders is not entirely predictable, so our revenue outlook may vary somewhat from quarter-to-quarter or even year-to-year.

     Our operating objective for income from operations, excluding the deduction for “Amortization of intangible assets”, is ten percent of revenues. To the extent we are not generating sufficient gross profit from revenues, we strive to adjust other operating expenses to achieve this objective. Due to the need to rebuild our backlog, to expand our product portfolio, the high level of customer funded research and development and our operating performance, we have not achieved this operating objective for the past three fiscal years, however as fiscal year 2005 progresses we expect to achieve the ten percent operating objective on a quarterly basis.

     Strengthening the quality of our balance sheet and generating positive cash flows from operating activities was a financial priority for us in fiscal years 2004 and 2003 and will continue to be a focus in fiscal year 2005. Key areas the company monitors to achieve these objectives include: monitoring program performance to ensure performance milestones are achieved, reducing the cycle time for amounts billed to customers and their related collection, and reducing inventory on hand. In fiscal year 2005, we expect to continue to generate positive cash flows from operations.

     Our capital needs will increase for fiscal year 2005 as compared to fiscal year 2004 as we expand our facilities, production test equipment and lab development equipment needs to meet customer program requirements and growth forecasts. Our facility needs have normally been met with long-term lease agreements, but we do anticipate additional tenant improvements over the next two fiscal years associated with our expansion. Additionally, as our employee base increases, the need for additional computers and other equipment will also increase.

     Included in this year’s operating cash flow is $9 million received from Scientific-Atlanta and $406,000 in proceeds from the bankruptcy liquidation proceedings of ORBCOMM. Operating income for fiscal year 2004 includes a benefit to cost of revenues of $3.2 million and a benefit to selling, general and administrative expenses of $3.1 million as a result of Scientific-Atlanta proceeds and a benefit to selling, general and administrative expenses of $406,000 from the bankruptcy liquidation proceedings of ORBCOMM (see Liquidity section of our MD&A for more detail.)

Critical Accounting Policies and Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We consider the policies discussed below to be critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We describe the specific risks for these critical accounting policies in the following paragraphs. For all of these policies, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Revenue recognition

     Our revenue recognition policy is significant because our revenue is a key component of our results of operations. Generally, we recognize revenues as costs are incurred using the percentage of completion method, measured primarily by costs incurred to date compared with total estimated costs at completion or based on the number of units delivered. Historically, we have been able to make reliable estimates and have therefore been able to reasonably determine our percent complete. However, many of our contracts involve the development of new technology and, as a result, the development of estimates underlying our percent complete is inherently subject to greater uncertainty. Even with our experience in estimating contract costs it is possible that our actual results could ultimately differ from our estimates, or that estimates could change as we make progress on a contract. Either of these potential outcomes would result in adjustments to the revenues and profits recorded on a contract. From time to time we have recorded such changes in estimate.

     It is also possible that adjusted estimates could indicate we will incur a loss on a contract. We provide for anticipated losses on contracts by a charge to income during the period in which they are first identified. There were no significant charges for loss contracts in the last three years.

     We also have contracts and purchase orders where revenue is recorded on delivery of products. In this situation, contracts and customer purchase orders are used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

Capitalized software development costs

     We charge costs of developing software for sale to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, we amortize the software development costs based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product not to exceed five years. The determination of net realizable value involves judgment and estimates of future revenues to be derived from a product, as well as estimates of future costs of manufacturing that product. We use our experience in the marketplace in making judgments in estimating net realizable value, but our estimates may differ from the actual outcome. We periodically assess the assumptions underlying our estimates and, if necessary, we would adjust the carrying amount of capitalized software development costs downward to our new estimate of net realizable value.

     We did not capitalize any costs related to software developed for resale in the fiscal year ended April 2, 2004. We capitalized costs related to software developed for resale of $5.3 million for the fiscal year ended March 31, 2003 and $9.2 million for the fiscal year ended March 31, 2002. Amortization expense of software development costs was $2.8 million for fiscal year 2004, $1.1 million for fiscal year 2003 and $320,000 for fiscal year 2002. These software development costs are part of other assets on the balance sheet and we record the related amortization expense as a charge to cost of revenues on the statement of operations.

Allowance for doubtful accounts

     We make estimates of the collectibility of our accounts receivable based on historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a significant portion of our sales have been to the U.S. government. More recently, commercial customers are making up a larger part of our revenues. Except for ORBCOMM Global, L.P., we have experienced a good collection record from our commercial customers. See the Liquidity and Capital Resources section of this MD&A for more information on ORBCOMM. Our accounts receivable balance was $110.8 million, net of allowance for doubtful accounts of $379,000, as of April 2, 2004 and our accounts receivable balance was $81.0 million, net of allowance for doubtful accounts of $673,000, as of March 31, 2003.

Allowance for warranty reserves

     We provide limited warranties on certain of our products for periods of up to five years. We record a liability for our warranty obligations when we ship the products based upon an estimate of expected warranty costs. We classify the amounts we expect to incur within twelve months as a current liability. For mature products, we estimate the warranty costs based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failure that may occur. It is possible that our underlying assumptions will not reflect the actual experience, and in that case, we will make future adjustments to the recorded warranty obligation.

Impairment of goodwill

     We account for our goodwill under Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets. The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the value below carrying value represents the amount of goodwill impairment. We test goodwill for impairment during the fourth quarter every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

     We estimate the fair values of the related operations using discounted cash flows and other indicators of fair value. We base the forecast of future cash flows on our best estimate of the future revenues and operating costs, which we derive primarily from existing firm orders, expected future orders, contracts with suppliers, labor agreements, and general market conditions. Changes in these forecasts could cause a particular reporting unit to either pass or fail the first step in the SFAS No. 142 goodwill impairment model, which could significantly influence whether a goodwill impairment needs to be recorded. We adjust the cash flow forecasts by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation.

Impairment of long-lived assets (Property and equipment and other intangible assets)

     We adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets on April 1, 2002. In accordance with SFAS No. 144, we assess potential impairments to our long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. We have not identified any such impairments.

Income tax valuation allowance

     On a quarterly basis, management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance as of year-end. Realization of our net deferred tax assets as of April 2, 2004 depends on our ability to generate sufficient future income. We believe that it is more likely than not that we will realize our net deferred tax assets based on forecasted income. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income.

Results of Operations

     The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

Years Ended	April 2, 2004	March 31, 2003	March 31, 2002
Revenues	100.0%	100.0%	100.0%
Cost of revenues	74.1	77.2	71.2

Gross profit	25.9	22.8	28.8
Operating expenses:
Selling, general and administrative	13.9	20.4	19.5
Independent research and development	3.6	8.7	4.8
Acquired in-process research and development	—	—	1.3
Amortization of intangible assets	2.8	4.6	3.6

Income (loss) from operations	5.6	(10.9)	(0.4)
Income (loss) before income taxes	5.4	(11.4)	(0.4)
Provision (benefit) for income taxes	0.7	(6.2)	(1.5)

Net income (loss)	4.7	(5.2)	1.1

Fiscal Year 2004 Compared to Fiscal Year 2003

     Revenues.

	Years Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	April 2, 2004	March 31, 2003	(Decrease)	(Decrease)
Revenues	$278.6	$185.0	$93.6	50.6%

     The increase in revenues was due to the higher customer awards received in the past two fiscal years consisting of $346.6 million in fiscal year 2004 and $259.2 million in fiscal year 2003 and the conversion of certain of those awards into revenues.

     Gross Profit.

	Years Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	April 2, 2004	March 31, 2003	(Decrease)	(Decrease)
Gross profit	$72.3	$42.1	$30.2	71.7%
Percentage of revenues	25.9%	22.8%

     The increase in gross profit was primarily due to the margin dollars generated from higher revenues and improved program performance in our enterprise VSAT networks contracts over fiscal year 2003. These increases were partially offset by gross profit reductions from a higher percentage of customer funded products in the development stage for fiscal year 2004, which typically have lower profit margins, cost overruns in our SurfBeam product area and higher amortization of capitalized software. Our fiscal year 2004 gross profit includes a $3.2 million benefit from the SA Settlement and fiscal year 2003 included a $2.7 million charge related to Astrolink. See “Liquidity and Capital Resources” for a more detailed explanation of the SA Settlement and Astrolink.

     Selling, General and Administrative Expenses.

	Years Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	April 2, 2004	March 31, 2003	(Decrease)	(Decrease)
Selling, General and Administrative	$38.8	$37.9	$0.9	2.4%
Percentage of revenues	13.9%	20.4%

     Included in selling, general and administrative (SG&A) expenses for fiscal year 2004, is a benefit of $3.1 million from the SA Settlement and a benefit of $406,000 related to bad debt recoveries from the bankruptcy liquidation of ORBCOMM. Absence these benefits, SG&A expenses would have been $42.3 million (15.2% of revenues). SG&A expenses increased principally from selling expenses related to the pursuit of enterprise VSAT network contracts and 401(k) and performance bonus accruals. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

     Independent Research and Development.

	Years Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	April 2, 2004	March 31, 2003	(Decrease)	(Decrease)
Independent Research and Development	$10.0	$16.0	$(6.0)	(37.5)%
Percentage of revenues	3.6%	8.7%

     The decrease in independent research and development (IR&D) expenses reflects the reduced efforts for company funded development projects due to the increase of orders over the past 18 months, where customer funded development was part of the contract.

     Amortization of Intangible Assets. The intangible assets from acquisitions in fiscal year 2001 and in fiscal year 2002 are being amortized over useful lives ranging from two to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized.

     The estimated amortization expense of long-lived intangible assets for the next five fiscal years is as follows:

Amortization
(In thousands)
Expected for fiscal year 2005	$6,642
Expected for fiscal year 2006	6,048
Expected for fiscal year 2007	5,378
Expected for fiscal year 2008	4,508
Expected for fiscal year 2009	3,760

     Interest Expense. Interest expense decreased to $357,000 for fiscal year 2004 from $856,000 for fiscal year 2003. The decrease resulted from lower outstanding borrowings coupled with lower loan fees in fiscal year 2004. At March 31, 2003, there were $10.0 million in outstanding borrowings under our line of credit. At April 2, 2004, there were no outstanding borrowings under our line of credit.

     Interest Income. Interest income decreased to $11,000 for fiscal year 2004 from $116,000 for fiscal year 2003. This decrease resulted from lower average invested cash balances and lower yields.

     Provision (Benefit) for Income Taxes. Our effective income tax rate was a provision of 12.8% in fiscal year 2004 compared to a benefit of 54.3% in fiscal year 2003. We generate research and development credits that are not variable to income, so when there is a loss before tax as it was in fiscal year 2003, the credits increase the tax benefit. In fiscal year 2004, we have income before tax so the tax credits reduce the tax provision. Therefore, the annual effective tax rate for fiscal year 2004 cannot be meaningfully compared to the effective tax rate for fiscal year 2003.

Our Segment Results Fiscal Year 2004 Compared to Fiscal Year 2003

Government Segment

     Revenues.

	Years Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	April 2, 2004	March 31, 2003	(Decrease)	(Decrease)
Revenues	$128.1	$82.3	$45.8	55.7%

     The increase in revenues related primarily to the $170.5 million in awards received during fiscal year 2004. We experienced growth across all of our government products including tactical data links, mobile satellite systems and secure networking products.

     Segment Operating Profit.

	Years Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	April 2, 2004	March 31, 2003	(Decrease)	(Decrease)
Segment operating profit	$15.1	$11.6	$3.5	30.2%
Percentage of segment revenues	11.8%	14.1%

     The increase in segment operating profit dollars was primarily related to the increased revenue year over year. Segment operating profit did not increase as rapidly as revenues primarily due to higher customer funded research and development contract activity, which typically has a lower profit rate, and increased investments by us in our KG-250 product.

Commercial Segment

     Revenues.

	Years Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	April 2, 2004	March 31, 2003	(Decrease)	(Decrease)
Revenues	$150.5	$102.7	$47.8	46.5%

     The increase in revenues reflects improved competitive positioning across all our commercial products, more favorable market conditions in the commercial telecommunications market for our VSAT network products, record awards for our large antenna products, and the further development of our in-flight and consumer satellite broadband internet systems.

     Segment Operating Profit.

	Years Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	April 2, 2004	March 31, 2003	(Decrease)	(Decrease)
Segment operating profit	$9.4	$(22.1)	$31.5	143%
Percentage of segment revenues	6.2%	21.5%

     The increase in segment operating profit resulted from improved program execution in our enterprise VSAT networks contracts and increased revenues year over year from our consumer and mobile broadband, large antenna systems and enterprise VSAT networks products. This increase was partially offset by development cost overruns in our SurfBeam product. Our fiscal year 2004 segment operating profit includes a $6.3 million benefit from the SA Settlement and $406,000 in proceeds from the bankruptcy liquidation of ORBCOMM. Fiscal year 2003 segment operating profits included $2.4 million of company funded research and development by USM, a January 2001 acquisition, the $2.7 million charge related to Astrolink and increased legal costs related to the claim against SA.

Fiscal Year 2003 Compared to Fiscal Year 2002

     Revenues.

	Years Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	March 31, 2003	March 31, 2002	(Decrease)	(Decrease)
Revenues	$185.0	$195.6	$(10.6)	(5.4)%

     The decrease in revenues was largely due to lower revenues from consumer and mobile broadband activities and large antenna system sales, partially offset by higher sales volume from certain government products.

     Gross Profit.

	Years Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	March 31, 2003	March 31, 2002	(Decrease)	(Decrease)
Gross profit	$42.1	$56.3	$(14.2)	(25.2)%
Percentage of revenues	22.8%	28.8%

     The decrease in gross profit was primarily due to lower sales and related margin, earnings charges from contract overruns on fixed price product development contracts, lower gross profit yielded on certain enterprise VSAT network contracts, and a $2.7 million charge related to Astrolink. These decreases were partially offset by the margin produced by higher sales volume in our government products and higher margins experienced in both the government and enterprise VSAT network products related to manufacturing efficiencies.

     Selling, General and Administrative Expenses.

	Years Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	March 31, 2003	March 31, 2002	(Decrease)	(Decrease)
Selling, General and Administrative	$37.9	$38.2	$(0.3)	(0.8)%
Percentage of revenues	20.4%	19.5%

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

     Independent Research and Development.

	Years Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	March 31, 2003	March 31, 2002	(Decrease)	(Decrease)
Independent Research and Development	$16.0	$9.4	$6.6	70.2%
Percentage of revenues	8.7%	4.8%

     The increase in IR&D was primarily due to reduced customer funded product research and development and delays in certain program awards, which resulted in continued development under our funding. In addition, USM’s current products are primarily in the development phase and we included a full twelve months of expenses of $2.4 million for these products in our fiscal year 2003 results versus only one quarter of expenses of $0.9 million that we included in our fiscal 2002 results.

     Acquired In-Process Research and Development. Purchased in-process research and development (IPR&D) charge resulted from the acquisition of Comsat Laboratories and accounted for $2.5 million (1.3% of revenues) for fiscal year 2002.

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

     Amortization of Intangible Assets. We accounted for the acquisition of the Satellite Networks Business from SA in fiscal year 2001 and Comsat Laboratories and USM in fiscal year 2002 by the purchase method of accounting. We acquired Comsat Laboratories and USM after June 30, 2001 and they were accounted for under SFAS 141. Therefore, the goodwill of those two acquisitions has not been subject to amortization. We amortize the intangible assets over useful lives ranging from two to ten years. The amortization of intangible assets increased to $8.4 million for fiscal year 2003 from $7.0 million for fiscal year 2002. The increase in amortization was due to a full year of amortization in fiscal year 2003 from the fiscal year 2002 acquisitions. The amortization of intangible assets will now decrease each year as the intangible assets with shorter lives become fully amortized

     Interest Expense. Interest expense increased to $856,000 for fiscal year 2003 from $370,000 for fiscal year 2002. The increase resulted from higher outstanding borrowings coupled with higher loan fees in fiscal year 2003. At March 31, 2002, there were $9.9 million in outstanding borrowings under our line of credit. At March 31, 2003, there were $10.0 million in outstanding borrowings under our line of credit.

     Interest Income. Interest income decreased to $116,000 for fiscal year 2003 from $558,000 for fiscal year 2002. This decrease resulted from lower average invested cash balances and lower yields.

     Equity in Loss of Joint Venture. Equity in loss of joint venture was $90,000 in fiscal year 2002. This was related to the loss from U.S. Monolithics for the period where ViaSat did not maintain a controlling ownership interest.

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

Our Segment Results Fiscal Year 2003 Compared to Fiscal Year 2002

Government Segment

     Revenues.

	Years Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	March 31, 2003	March 31, 2002	(Decrease)	(Decrease)
Revenues	$82.3	$62.7	$19.6	31.3%

     The increase in revenues primarily related to our tactical data links, mobile satellite systems and secure networking products.

     Segment Operating Profit.

	Years Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	March 31, 2003	March 31, 2002	(Decrease)	(Decrease)
Segment operating profit	$11.6	$8.5	$3.1	36.5%
Percentage of segment revenues	14.1%	13.6%

     The increase in segment operating profit primarily related to the increased revenue.

Commercial Segment

     Revenues.

	Years Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	March 31, 2003	March 31, 2002	(Decrease)	(Decrease)
Revenues	$102.7	$132.9	$(30.2)	(22.7)%

     The decrease in revenues primarily related to lower revenues from consumer and mobile broadband products and large antenna systems.

     Segment Operating Profit.

	Years Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	March 31, 2003	March 31, 2002	(Decrease)	(Decrease)
Segment operating profit	$(22.1)	$0.6	$(22.7)	Not
Percentage of segment revenues	21.5%	0.5%		Meaningful

     The decrease in segment operating profit primarily related to lower revenues from consumer and mobile broadband products and large antenna systems, lower gross profit yielded on certain fixed price consumer and mobile broadband development contracts and enterprise VSAT network contracts, an increase in company funded research and development, which included $2.4 million by US M, a January 2001 acquisition, the $2.7 million charge related to Astrolink and increased legal costs related to the claim against SA. Fiscal year 2002 included $4.8 million for the write-off of receivables related to ORBCOMM.

Backlog

     As of April 2, 2004, we had firm backlog of $281.6 million, of which $258.3 million was funded. This compares to firm backlog of $213.6 million at March 31, 2003, of which $179.6 million was funded, not including options of $44.9 million. Of the $281.6 million in firm backlog at April 2, 2004, approximately $174.8 million we expect to deliver in fiscal year 2005 and the balance of approximately $106.8 million we expect to deliver in fiscal year 2006 and thereafter. Total new awards for both commercial and defense products were $346.5 million for fiscal year 2004 compared to $259.2 million for fiscal year 2003. We include in our backlog only those orders for which we have accepted purchase orders. As of April 2, 2004, our firm backlog does not include contract options of $25.8 million. These options include $23.1 million of Indefinite Delivery/Indefinite Quantity (IDIQ) contracts for our UHF DAMA satellite communications products and $2.7 million of IDIQ contracts for our other products.

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

     The backlog amounts as presented are comprised of funded and unfunded components. Funded backlog represents the sum of contract amounts for which funds have been specifically obligated by customers to contracts. Unfunded backlog represents future amounts that customers may obligate over the specified contract performance periods. Our customers allocate funds for expenditures on long-term contracts on a periodic basis. Our ability to realize revenues from contracts in backlog is dependent upon adequate funding for such contracts. Although we do not control the funding of our contracts, our experience indicates that actual contract fundings have ultimately been approximately equal to the aggregate amounts of the contracts.

Liquidity and Capital Resources

     We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. The general cash needs our government and commercial segments can vary significantly and depend on the type and mix of contracts (i.e. product or service, development or production, timing of payments, etc.) in backlog, the quality of the customer (i.e., U.S. government or commercial, domestic or international) and the duration of the contract. In addition, for both of our segments, program performance significantly impacts the timing and amount of cash flows. If a program is performing and meeting its contractual requirements, then the cash flow requirements are usually lower.

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

     Cash provided by operating activities in fiscal year 2004 was $28.6 million as compared to cash provided by operating activities in fiscal year 2003 of $13.7 million. The increase in cash provided by operating activities primarily related to improved operating performance, which was reflected in the change from a net loss of $9.6 million in fiscal year 2003 to net income of $13.2 million in fiscal year 2004. Cash provided by operating activities also included an increase of $6.7 million in accrued bonuses and 401k match contributions, both of which we plan to pay in the first quarter of fiscal year 2005.

     Cash used in investing activities in fiscal year 2004 was $8.5 million as compared to cash used in investing activities in 2003 of $17.8 million. We acquired $8.5 million in equipment in fiscal year 2004 compared to acquiring $12.2 million in equipment and invested $5.3 million in capitalized software in fiscal year 2003 compared to zero in fiscal year 2004.

     Cash used in financing activities in fiscal year 2004 was $5.9 million as compared to cash provided by financing activities in 2003 of $1.6 million. This increase in fiscal year 2004 was primarily the result of net cash payments of $10 million on our line of credit, partially offset by cash received from the exercise of employee stock options.

     At April 2, 2004, we had $18.7 million in cash, cash equivalents and short-term investments, $107.8 million in working capital and no outstanding borrowings under our line of credit. We had $6.2 million outstanding under standby letters of credit leaving borrowing availability under our line of credit of $23.8 million. At March 31, 2003, we had $4.3 million in cash and cash equivalents and short-term investments, $74.3 million in working capital and $10.0 million in outstanding borrowings under our line of credit.

     On August 12, 2003, we executed an amendment to our Amended and Restated Revolving Loan Agreement with Union Bank of California and Comerica Bank, extending the maturity date from September 30, 2003 to September 30, 2004 and increasing the commitment from $20 million to $30 million. Under the revolving facility we have the option to borrow at the bank’s prime rate or at LIBOR plus, in each case, an applicable margin based on the ratio of our total debt to EBITDA (income from operations plus depreciation and amortization). The revolving facility contains financial covenants that set maximum debt to EBITDA limits, minimum quarterly EBITDA limits, minimum quick ratio limit and a minimum tangible net worth limit. The revolving loan facility is collateralized by our cash, accounts receivable and inventory. We were in compliance with our loan covenants at April 2, 2004.

     On October 23, 2002, we sent SA a claim for indemnification under the terms of the asset purchase agreement related to the acquisition of SA’s satellite networks business (Satellite Networks Business) in April 2000. On November 14, 2002, SA filed a complaint (United States District Court, Northern District of Georgia, Atlanta Division) for declaratory judgment seeking to resolve our claim for indemnification through litigation. In response to SA’s complaint, on January 15, 2003, we filed a formal claim against SA for, among other things, fraud, breach of warranty, contractual and equitable indemnification, and breach of the duty of good faith and fair dealing. In December 2003, we reached an agreement with SA (SA Settlement). Under the terms of the SA Settlement, SA paid us $9.0 million in cash and the parties jointly dismissed the litigation concerning the acquisition. Neither party admitted liability in connection with the litigation, or in the agreement resolving it. As a result of the settlement, the Consolidated Statement of Operations for fiscal year 2004 includes benefits to cost of revenues of $3.2 million and to selling, general and administrative expenses of $3.1 million.

     On January 19, 2003 we reached a settlement with Astrolink with respect to contractual termination payments for contracts that were terminated on December 5, 2001. We received a cash payment of $6.5 million. The assets at risk prior to the Astrolink settlement totaled $9.2 million and included accounts receivable due from Astrolink in the amount of approximately $6.3 million, inventory specific to Astrolink of $0.4 million and $2.5 million in prepaid airtime on Astrolink satellites. As a result, we recorded a charge through cost of revenues in the fiscal year ended March 31, 2003 of $2.7 million.

     On September 15, 2000 ORBCOMM Global, L.P. and seven of its subsidiaries filed a voluntary petition for Chapter 11 relief in the United States Bankruptcy Court for the District of Delaware as part of ORBCOMM’s efforts to restructure and reorganize its business. ORBCOMM has continued its efforts to maintain and operate its network of low-Earth orbit (LEO) satellites and related ground facilities while it restructures its operations. Although discussions continued with ORBCOMM, we no longer considered it reasonably possible that our assets at risk would be recovered. The amount at risk was accounts receivable of $4.8 million, and a charge to selling, general and administrative costs was made for this amount and was included in our results for fiscal year ended March 31, 2002. In fiscal year 2004 we received $406,000 from the bankruptcy liquidation proceedings of ORBCOMM. The Consolidated Statement of Operations for fiscal year 2004 includes a benefit to selling, general and administrative expenses of $406,000 for these proceeds.

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

     The following table sets forth a summary of our obligations under operating leases, irrevocable letters of credit, purchase commitments and other long-term liabilities for the periods indicated:

		For the Fiscal Years Ending,
	Total	2005	2006-2007	2008-2009	After 2009
	(In thousands)
Operating leases	$20,793	$6,446	$7,400	$5,233	$1,714
Standby letters of credit	6,223	6,223	—	—	—
Purchase commitments	147,289	107,346	39,943	—	—
Other long-term liabilities	2,944	—	1,493	1,451	—

Total	$177,249	$120,015	$48,836	$6,684	$1,714

     We purchase components from a variety of suppliers and use several subcontractors and contract manufacturers to provide design and manufacturing services for our products. During the normal course of business, we enter into agreements with subcontractors, contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments.

     We are currently a party to various government and commercial contracts which require us to meet performance covenants and project milestones. Under the terms of these contracts, our failure meet such performance covenants and milestones permit the other party to terminate the contract and, under certain circumstances, recover liquidated damages or other penalties. We are currently not in compliance (or in the past were not in compliance) with the performance or milestone requirements of certain of these contracts. Historically, our customers have not elected to terminate such contracts or seek liquidated damages from us; therefore, we have not accrued for any potential liquidated damages or penalties. However, there can be no assurance that our customers will not elect to terminate such contracts or seek liquidated damages or penalties from us in the future.

Off-Balance Sheet Arrangements

     We had no off-balance sheet arrangements at April, 2, 2004.

Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. We have adopted the provisions of EITF Issue No. 00-21 and the impact was not significant to the financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”) — “Consolidation of Variable Interest Entities,” and a revised interpretation of FIN 46 (FIN 46-R) was issued in December 2003. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. We do not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46-R provisions are required to be adopted at the beginning of the first interim or annual period ending after March 15, 2004. We have adopted FIN 46 and the adoption of FIN 46 did not have a material effect on the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Our market risks at April 2, 2004, pursuant to Item 7A continue to be minimal and therefore are not separately disclosed.

Item 8. Financial Statements and Supplementary Data

     Our consolidated financial statements at April 2, 2004 and March 31, 2003 and for each of the three years in the period ended April 2, 2004, and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this annual report on pages F-1 through F-21.

Summarized Quarterly Data (Unaudited)

     The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. Summarized quarterly data for fiscal years 2004 and 2003 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2004
Revenues	$59,264	$64,336	$71,758	$83,221
Gross profit	15,939	16,811	19,922	19,580
Income (loss) from operations	(63)	1,778	9,611	4,325
Net income (loss)	463	1,802	7,089	3,814
Basic net income (loss) per share	0.02	0.07	0.27	0.14
Diluted net income (loss) per share	0.02	0.07	0.26	0.13
2003
Revenues	$42,863	$39,497	$48,962	$53,700
Gross profit	12,970	6,953	8,781	13,410
Loss from operations	(3,577)	(7,536)	(4,950)	(4,177)
Net loss	(1,582)	(4,155)	(2,612)	(1,283)
Basic net loss per share	(0.06)	(0.16)	(0.10)	(0.05)
Diluted net loss per share	(0.06)	(0.16)	(0.10)	(0.05)

     Included in the third quarter of the fiscal year ended April 2, 2004, is a benefit to gross profit of $3.2 million and SG&A of $3.1 million related to Scientific-Atlanta. Included in gross profit in the third quarter of the fiscal year ended March 31, 2003 is a $2.7 million charge related to Astrolink. See “Liquidity and Capital Resources” for a more detailed explanation of both Scientific-Atlanta and Astrolink.

     Certain reclassifications have been made to the amount of Gross profit previously recorded for the first, second and third quarters of fiscal year 2004. These reclassifications relate to the Immeon joint venture and are not significant.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the Securities and Exchange Commission’s rules and forms. We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 2, 2004, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective at the reasonable assurance level as of April 2, 2004.

     During our last fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Election of Directors” and “Executive Officers.”

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

Item 14. Principal Accountant Fees and Services

     The information required by this item is incorporated by reference to the Proxy Statement under the heading “Principal Accountant Fees and Services.”

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

     (a) Documents filed as part of the report:

     (2) Schedule II — Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) Exhibits

Exhibit
Numbers	Description of Exhibit
2.1	Asset Purchase Agreement, dated January 18, 2000, by and between ViaSat, Inc. and Scientific-Atlanta, Inc.(1)

3.1	First Amended and Restated Bylaws of ViaSat, Inc.

3.2	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.(12)

4.1	Form of Common Stock Certificate.(2)

10.1	Warrants to purchase shares of common stock of ViaSat, Inc. issued to Scientific-Atlanta, Inc.(3)

10.2	Warrants to purchase shares of common stock of ViaSat, Inc. issued to COMSAT Corporation.(16)

10.3	Form of Invention and Confidential Disclosure Agreement by and between ViaSat, Inc. and each employee of ViaSat, Inc.(2)

10.4	ViaSat, Inc. 1993 Stock Option Plan (the “1993 Stock Option Plan”).(2)

10.5	First Amendment to the 1993 Stock Option Plan.(3)

10.6	Form of Incentive Stock Option Agreement under the 1993 Stock Option Plan.(2)

10.7	Form of Nonqualified Stock Option Agreement under the 1993

Exhibit
Numbers	Description of Exhibit
Stock Option Plan.(2)

10.8	The Amended and Restated 1996 Equity Participation Plan of ViaSat, Inc. (the “1996 Equity Participation Plan”)(12)

10.9	Form of Incentive Stock Option Agreement under the 1996 Equity Participation Plan.(2)

10.10	Form of Nonqualified Stock Option Agreement under the 1996 Equity Participation Plan.(2)

10.11	The ViaSat, Inc. Employee Stock Purchase Plan, as amended.(8)

10.12	ViaSat, Inc. 401(k) Profit Sharing Plan.(2)

10.13	Revolving/Term Loan Agreement dated June 21, 2001 among ViaSat, Inc., the Lenders and Union Bank of California, N.A., as Administrative Agent.(15)(25)

10.14	Amendment No. 1 to Revolving/Term Loan Agreement, dated March 29, 2002 by and among Union Bank of California, US Bank National Association and ViaSat, Inc.(19)

10.15	Waiver and Amendment No. 2 to Revolving/Term Loan Agreement executed July 10, 2002 by and among Union Bank of California, US Bank National Association and ViaSat, Inc.(19)(25)

10.16	Amendment No. 3 to Revolving/Term Loan Agreement executed October 29, 2002 by and among Union Bank of California, US Bank National Association and ViaSat, Inc.(20)(25)

10.17	Amendment No. 4 to Revolving/Term Loan Agreement executed November 14, 2002 by and among Union Bank of California, Comerica Bank — California and ViaSat, Inc.(21)(25)

10.18	Amended and Restated Revolving Loan Agreement executed February 10, 2003 by and among Union Bank of California, Comerica Bank — California and ViaSat, Inc.(22)(25)

10.19	Amendment No. 1 to the Amended and Restated Revolving Loan Agreement executed March 26, 2003 by and among Union Bank of California Comerica Bank — California and ViaSat, Inc.(23)(25)

10.20	Amendment No. 2 to the Amended and Restated Revolving Loan Agreement executed March 31, 2003 by and among Union Bank of California Comerica Bank — California and ViaSat, Inc.(23)(25)

10.21	Amendment No. 3 to the Amended and Restated Revolving Loan Agreement executed August 12, 2003 by and among Union Bank of California Comerica Bank — California and ViaSat, Inc.(23)(25)

10.22	Lease, dated March 24, 1998, by and between W9/LNP Real Estate Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, California).(5)

10.23	Amendment to Lease, dated January 4, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and ViaSat, Inc. (The Campus, Carlsbad, California).(6)

10.24	Amendment to Lease, dated January 4, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and ViaSat, Inc. (5962 La Place Court, Carlsbad, California).(6)

10.25	Lease, dated June 18, 1999, by and between Nagog Development Company and ViaSat, Inc. (125 Nagog Park, Acton, Massachusetts, 01720).(10)

10.26	Supply & Services Contract, dated June 2, 1996, by and between HCL Comnet Systems and Services Limited and ViaSat, Inc.(2)

10.27	Award/Contract, effective March 29, 1996, as amended, issued by Electronic Systems Center/MCK Air Force Materiel Command, USAF to ViaSat, Inc.(2)

10.28	Amendment of Award/Contract, effective February 24, 1997, issued by Electronic Systems Center/MCK Air Force Materiel Command, USAF to ViaSat, Inc.(3)

10.29	Award/Contract, effective October 2, 1995, issued by Electronic Systems Center/MCK Air Force Materiel Command, USAF to ViaSat, Inc.(2)

10.30	Award/Contract, effective September 29, 1993, as amended, issued by Information Technology Acquisition Center to

Exhibit
Numbers	Description of Exhibit
ViaSat, Inc.(2)

10.31	Award Contract, effective September 21, 1994, as amended, issued by Technical Contract Management Office to ViaSat, Inc.(2)

10.32	Satellite Network and Ordering Agreement by and between ViaSat, Inc. and Science Applications International Corporation, dated October 12, 1999.(7)

10.33	Award/Contract, effective January 20, 2000, issued by Space and Naval Warfare Systems to ViaSat, Inc.(8)

10.34	Terminal Development, Production and Purchase Agreement by and between Astrolink International LLC and ViaSat, Inc., dated October 20, 2000.(12)(25)

10.35	Memorandum of Agreement between Astrolink International LLC and ViaSat, Inc., dated October 20, 2000.(12)(25)

10.36	Gateway Terminal Development, Production and Purchase Agreement by and between Astrolink International LLC and ViaSat, Inc., dated December 28, 2000.(13)(25)

10.37	Satellite Modem Development, Production and Purchase Agreement by and between WildBlue Communications, Inc. and ViaSat, Inc., effective as of March 5, 2001.(14)(25)

10.38	Gateway Terminal Development, Production and Purchase Agreement, by and between Astrolink International, LLC and ViaSat, Inc. dated December 28, 2000.(18)(25)

10.39	Agreement for Satellite Modem, Wildblue Satellite Terminal and Satellite Modem Termination System Development, Production and Purchase, by and between Wildblue Communications, Inc. and ViaSat, Inc. dated December 12, 2001.(18)(25)

10.41	Unit Purchase Agreement dated as of December 12, 2001 by and between ViaSat, Inc. and Wildblue Communications, Inc.(17)

10.41	Secured Note dated December 12, 2001 by ViaSat, Inc. in favor of Wildblue Communications, Inc.(17)(25)

10.42	Unsecured Note dated December 12, 2001 by ViaSat, Inc. in favor of Wildblue Communications, Inc.(17)

10.43	Pledge and Security Agreement dated as of December 12, 2001 by and between ViaSat, Inc. and Wildblue Communications, Inc.(17)

10.44	Unit Purchase Agreement dated as of December 14, 2001 by and among ViaSat, Inc. and the parties identified under the heading Sellers on the signature pages thereto.(17)

21.1	Subsidiaries.(10)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (24)

23.2	Consent of Bennett Thrasher PC, Independent Registered Public Accounting Firm (24)

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (24)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (24)

99.1	Unaudited financial statements of Immeon Networks LLC (24)

(1)	Incorporated by reference to ViaSat’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission (the “Commission”) on March 6, 2000 (File No. 333-31758), as amended by Amendment No. 1 filed with the Commission on March 31, 2000 and Amendment No. 2 filed with the Commission on April 18, 2000.

(2)	Incorporated by reference to ViaSat’s Registration Statement on Form S-1 filed with the Commission on October 1, 1996 (File No. 333-13183), as amended by Amendment No. 1 filed with the Commission on November 5, 1996, Amendment No. 2 filed with the Commission on November 20, 1996, and Amendment No. 3 filed with the Commission on November 22, 1996.

(3)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(4)	Incorporated by reference to Exhibit A to ViaSat’s Proxy Statement relating to its 1998 Annual Meeting of Stockholders.

(5)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(6)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(7)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(8)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999.

(9)	Incorporated by reference to ViaSat’s Current Report on Form 8-K filed with the Commission on May 8, 2000.

(10)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(11)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

(12)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

(13)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.

(14)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(15)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

(16)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

(17)	Incorporated by reference to ViaSat’s Current Report on Form 8-K filed with the Commission on December 19, 2001.

(18)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001.

(19)	Incorporated by reference to ViaSat’s Current Report on Form 8-K filed with the Commission on July 11, 2002.

(20)	Incorporated by reference to ViaSat’s Current Report on Form 8-K filed with the Commission on October 31, 2002.

(21)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 31, 2002.

(22)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002.

(23)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2003.

(24)	Filed herewith.

(25)	Certain portions of this exhibit have been redacted pursuant to a request for confidential treatment filed by ViaSat, Inc.

(26)	Incorporated by reference to ViaSat’s Registration Statement on Form S-3 (File No. 116468) filed with the Commission on June 14, 2004.

(b) Reports On Form 8-K

We filed no reports on Form 8-K during the quarter ended April 2, 2004.

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

Date: June 16, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MARK D. DANKBERG Mark D. Dankberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	June 16, 2004
/s/ RONALD G. WANGERIN Ronald G. Wangerin	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	June 16, 2004
/s/ ROBERT W. JOHNSON Robert W. Johnson	Director	June 16, 2004
/s/ JEFFREY M. NASH Jeffrey M. Nash	Director	June 16, 2004
/s/ B. ALLEN LAY B. Allen Lay	Director	June 16, 2004
/s/ MICHAEL B. TARGOFF Michael B. Targoff	Director	June 16, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ViaSat, Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ViaSat, Inc. and its subsidiaries at April 2, 2004 and March 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended April 2, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Notes 1 and 4 of the consolidated financial statements, as of April 1, 2002, the Company ceased amortization of its goodwill and indefinite lived assets to conform with the provisions of Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets.

PricewaterhouseCoopers LLP

San Diego, California
May 10, 2004

VIASAT, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	April 2,	March 31,
	2004	2003
	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$18,510	$4,111
Short-term investments	160	158
Accounts receivable, net	110,766	80,962
Inventories, net	30,357	29,758
Deferred income taxes	5,487	4,241
Prepaid expenses and other current assets	9,251	6,015

Total current assets	174,531	125,245
Goodwill, net	19,492	19,492
Other intangible assets, net	27,632	35,474
Property and equipment, net	32,052	33,609
Other assets	18,975	23,335

Total assets	$272,682	$237,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,635	$21,983
Accrued liabilities	34,050	19,036
Line of credit	—	9,950

Total current liabilities	66,685	50,969
Other liabilities	2,944	1,847

Total liabilities	69,629	52,816

Commitments and contingencies (Notes 10 & 11)
Minority interest in consolidated subsidiary	578	452

Stockholders’ equity:
Series A, convertible preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at April 2, 2004 and March 31, 2003, respectively	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized; 26,540,159 and 26,130,443 shares issued and outstanding at April 2, 2004 and March 31, 2003, respectively	3	3
Paid-in capital	159,323	154,293
Retained earnings	43,021	29,853
Unearned compensation	—	(35)
Accumulated other comprehensive income (loss)	128	(227)

Total stockholders’ equity	202,475	183,887

Total liabilities and stockholders’ equity	$272,682	$237,155

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	April 2, 2004	March 31, 2003	March 31, 2002
	(In thousands, except per share data)
Revenues	$278,579	$185,022	$195,628
Cost of revenues	206,327	142,908	139,354

Gross profit	72,252	42,114	56,274
Operating expenses:
Selling, general and administrative	38,800	37,858	38,153
Independent research and development	9,960	16,048	9,415
Acquired in-process research and development	—	—	2,550
Amortization of intangible assets	7,841	8,448	5,216
Amortization of goodwill	—	—	1,743

Income (loss) from operations	15,651	(20,240)	(803)
Other income (expense):
Interest income	11	116	558
Interest expense	(357)	(856)	(370)
Minority interest	(206)	(85)	(97)
Equity in loss of joint venture	—	—	(90)

Income (loss) before income taxes	15,099	(21,065)	(802)
Provision (benefit) for income taxes	1,931	(11,433)	(2,959)

Net income (loss)	$13,168	$(9,632)	$2,157

Basic net income (loss) per share	$0.50	$(0.37)	$0.09

Diluted net income (loss) per share	$0.48	$(0.37)	$0.09

Shares used in computing basic net income (loss) per share	26,257	26,016	23,072

Shares used in computing diluted net income (loss) per share	27,558	26,016	23,954

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	April 2, 2004	March 31, 2003	March 31, 2002
		(In thousands)
Cash flows from operating activities:
Net income (loss)	$13,168	$(9,632)	$2,157
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	10,098	9,754	7,204
Amortization goodwill, intangible assets and capitalized software	10,631	9,533	7,254
Acquired in-process research and development	—	—	2,550
Provision for bad debts	(294)	475	5,046
Deferred income taxes	(94)	(5,767)	(1,568)
Equity in loss of joint venture	—	—	90
Minority interest in consolidated subsidiary	126	38	63
Non-cash compensation	35	103	15
Tax benefit from exercise of stock options	976	25	—
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(29,310)	(1,148)	(20,763)
Inventories, net	(198)	(10)	(4,975)
Other assets	(2,796)	3,663	2,336
Accounts payable	10,643	5,908	(5,202)
Accrued liabilities	15,006	1,225	320
Other liabilities	606	(504)	1,530

Net provided by (used in) operating activities	28,597	13,663	(3,943)

Cash flows from investing activities:
Acquisition of a business, net of cash acquired	—	—	(20,787)
Purchases of short-term investments, net	(2)	(2)	(156)
Investment in capitalized software	—	(5,333)	(9,215)
Purchases of property and equipment, net	(8,532)	(12,242)	(15,617)

Net cash used in investing activities	(8,534)	(17,577)	(45,775)

Cash flows from financing activities:
Proceeds from line of credit	4,000	10,950	31,100
Payments on line of credit	(13,950)	(10,900)	(21,200)
Repayment of notes payable	—	—	(336)
Net proceeds from issuance of common stock, net of issuance costs of $0, $0 and $369 respectively	4,054	1,550	28,889

Net cash (used in) provided by financing activities	(5,896)	1,600	38,453
Other non-cash items	—	(56)	—
Effect of exchange rate changes on cash	232	17	8

Net increase (decrease) in cash and cash equivalents	14,399	(2,353)	(11,257)
Cash and cash equivalents at beginning of year	4,111	6,464	17,721

Cash and cash equivalents at end of year	$18,510	$4,111	$6,464

Supplemental information:
Cash paid for interest	$384	$790	$370

Cash paid (received) for income taxes	$(45)	$(3,614)	$(1,884)

Supplemental noncash financing activity:
Issuance of common stock for acquisition of business	$—	$—	$27,100

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated Other
	Number of		Paid-in	Retained	Unearned	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Total	Income (Loss)
				(In thousands, except share data)
Balance at March 31, 2001	22,007,650	$2	$96,154	$37,328		$(677)	$132,807
Exercise of stock options	159,089		591				591
Issuance of stock under Employee Stock Purchase Plan	100,227		1,217				1,217
Issuance for stock for secondary public offering, net of issuance costs of $369	2,000,000		27,081				27,081
Issuance of stock for acquisitions	1,641,407		27,115				27,115
Value of option plan acquired			602				602
Unearned compensation of option plan acquired					$(138)		(138)
Non-cash compensation modification of stock options			15				15
Net income				2,157			2,157	$2,157
Foreign currency translation						492	492	492

Comprehensive income								$2,649

Balance at March 31, 2002	25,908,373	2	152,775	39,485	(138)	(185)	191,939
Exercise of stock options	32,250		223				223
Tax benefit from exercise of stock options			25				25
Issuance of stock under Employee Stock Purchase Plan	189,820	1	1,326				1,327
Forfeited unexercised options			(56)				(56)
Amortization of stock based compensation					103		103
Net loss				(9,632)			(9,632)	$(9,632)
Foreign currency translation						(42)	(42)	(42)

Comprehensive loss								$(9,674)

Balance at March 31, 2003	26,130,443	3	154,293	29,853	(35)	(227)	183,887
Exercise of stock options	282,383		2,673				2,673
Tax benefit from exercise of stock options			976				976
Issuance of stock under Employee Stock Purchase Plan	127,333		1,381				1,381
Unearned compensation of option plan acquired					35		35
Net income				13,168			13,168	$13,168
Foreign currency translation						355	355	355

Comprehensive income								$13,523

Balance at April 2, 2004	26,540,159	$3	$159,323	$43,021	$—	$128	$202,475

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

     We have adopted a 52- or 53-week fiscal year beginning with our fiscal year 2004. All references to a fiscal year refer to the fiscal year ending on the Friday closest to March 31 of the specified year. For example, references to fiscal year 2004 refer to the fiscal year ending on April 2, 2004. Our quarters for fiscal year 2004 ended on July 4, 2003, October 3, 2003, January 2, 2004 and April 2, 2004.

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

Short-term Investments

     At April 2, 2004 and March 31, 2003, the Company held investments in investment grade debt securities with various maturities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and has designated all of its investments as held to maturity. The Company’s investments in these securities as of April 2, 2004 and March 31, 2003 totaled $160,000 and $166,000, respectively. The Company has included $8,000 of these securities in cash and cash equivalents as of March 31, 2003, as they have original maturities of less than 90 days. The remaining $158,000 as of March 31, 2003 and the total of $160,000 as of April 2, 2004 have been classified as short-term investments.

Unbilled Accounts Receivable

     Unbilled receivables consist of costs and fees earned and billable on contract completion or other specified events. Unbilled receivables are expected to be collected within one year.

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

     Revenues from the U.S. government comprised 25.4%, 16.9% and 16.3% of total revenues for fiscal years 2004, 2003 and 2002, respectively. No other customer accounted for at least 10% of total revenues. Billed accounts receivable to the U.S. government as of April 2, 2004 and March 31, 2003 were 26.3% and 23.9%, respectively, of total billed receivables.

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Fair Value of Financial Instruments

     At April 2, 2004, the carrying amounts of the Company’s financial instruments, including cash equivalents, short-term investments, trade receivables, accounts payable, accrued liabilities and line of credit, approximated their fair values due to their short-term maturities.

Revenue Recognition

     The majority of the Company’s revenues are derived from services performed under a variety of contracts including cost-plus-fixed fee, fixed-price, and time and materials contracts. Revenues from the United States Department of Defense and its prime contractors amounted to $128.1 million, $82.3 million and $62.7 million for the years ended April 2, 2004, March 31, 2003 and March 31, 2002, respectively. Revenues from commercial customers amounted to $150.5 million, $102.7 million and $132.9 million for the years ended April 2, 2004, March 31, 2003 and March 31, 2002, respectively. The Company’s five largest contracts (by revenues) generated approximately 24%, 29% and 33% of the Company’s total revenues for the fiscal years ended April 2, 2004, March 31, 2003 and March 31, 2002, respectively.

     Generally, revenues are recognized as costs are incurred using the percentage of completion method, measured primarily by costs incurred to date compared with total estimated costs at completion or based on the number of units delivered. The Company provides for anticipated losses on contracts by a charge to income during the period in which they are first identified. There were no significant charges for loss contracts in the last three years.

     We also have contracts and purchase orders where revenue is recorded on delivery of products. In this situation, contracts and customer purchase orders are used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

     Contract costs on Government contracts, including indirect costs, are subject to audit and negotiations with Government representatives. These audits have been completed and agreed upon through fiscal year 2001. Contract revenues and accounts receivable are stated at amounts which are expected to be realized upon final settlement.

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

Software Development

     Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product not to exceed five years. We capitalized costs related to software developed for resale of $0 for the fiscal year ended April 2, 2004, $5.3 million for the fiscal year ended March 31, 2003 and $9.2 million for the fiscal year ended March 31, 2002. Amortization expense of software development costs was $2.8 million for 2004, $1.1 million for 2003 and $320,000 for 2002.

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment Reporting

     Our commercial and government segments are primarily distinguished by the type of customer and the related contractual requirements. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics, which differ from the commercial segment. Therefore, we are organized primarily on the basis of products with commercial and government (defense) communication applications. Operating segments are determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance.

Stock-based Compensation

     The Company measures compensation expense for ViaSat’s stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) as if the fair value-based method had been applied in measuring compensation expense.

     At April 2, 2004, the Company had stock-based compensation plans described in detail in Note 6. The Company accounts for options issued to employees, directors and officers under those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations.” Generally, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

     The fair values of options granted during the years ended as reported below were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2004	2003	2002	2004	2003	2002
Expected life (in years)	6.84	5.99	4.88	0.50	0.50	0.50
Risk-free interest rate	3.20%	2.78%	4.51%	0.98%	1.22-1.69%	1.69-5.32%
Expected volatility	66.00%	91.00%	91.00%	66.00%	91.00%	91.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

     The weighted average estimated fair value of employee stock options granted during 2004, 2003, and 2002 was $17.55, $8.25, and $11.55 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during 2004, 2003 and 2002 was $10.85, $6.99 and $6.07 per share, respectively.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period. The Company’s pro forma information for the years ended April 2, 2004, March 31, 2003 and March 31, 2002 is as follows:

	Year Ended
	April 2, 2004	March 31, 2003	March 31, 2002
	(In thousands, except per share data)
Net income (loss) as reported	$13,168	$(9,632)	$2,157
Stock based compensation included in net income (loss)	35	103	15
Stock based employee compensation expense under fair value based method	(10,478)	(12,749)	(13,359)

Pro forma net income (loss)	$2,725	$(22,278)	$(11,187)

Basic earnings (loss) per share
As reported	$0.50	$(0.37)	$0.09

Pro forma	0.10	(0.86)	(0.48)

Diluted earnings (loss) per share
As reported	$0.48	$(0.37)	$0.09

Pro forma	0.10	(0.86)	(0.48)

Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. We have adopted the provisions of EITF Issue No. 00-21 and the impact was not significant to the financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”) — “Consolidation of Variable Interest Entities,” and a revised interpretation of FIN 46 (FIN 46-R) was issued in December 2003. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. We do not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46-R provisions are required to be adopted at the beginning of the first interim or annual period ending after March 15, 2004. We have adopted FIN 46 and the adoption of FIN 46 did not have a material effect on the accompanying financial statements.

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

     Comsat Laboratories specializes in broadband satellite network terminals designed to extend the reach and functionality of networks using a variety of flexible, multi-protocol products. The terminals support high-speed voice, video, data, multimedia and Internet connections under the LINKWAY™ and LinkStar™ brand names. We expect the acquisition to augment our position in core satellite networks and communications systems businesses.

U.S. Monolithics, LLC

     On December 12, 2001, we acquired all outstanding preferred units of U.S. Monolithics, LLC (“USM”), from Wildblue Communications, Inc. pursuant to a Unit Purchase Agreement dated December 12, 2001 (the “Wildblue Agreement”). The

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

     The following unaudited pro forma information presents a summary of consolidated results with pro forma adjustments to give effect to amortization of intangibles and certain other adjustments, but not goodwill, together with related income tax effect. The pro forma results for the year ended March 31, 2002 include $2.5 million of in-process research and development costs that are considered nonrecurring. The pro forma results for the year ended March 31, 2002 include the results of both US Monolithics and Comsat Laboratories as if the acquisitions had occurred at the beginning of the fiscal year March 31, 2002. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred as of the beginning of the periods presented, or that may be obtained in the future.

Year Ended
March 31, 2002
(In thousands)
Revenues	$200,297
Net loss	$(3,346)
Loss per share
Basic	$(.14)
Diluted	$(.14)
Weighted average number of shares
Basic	24,233
Diluted	24,233

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3 — Composition of Certain Balance Sheet Captions

	April 2,	March 31,
	2004	2003
	(In thousands)
Cash and cash equivalents:
Cash	$18,510	$4,103
Investments in debt securities	—	8

	$18,510	$4,111

Accounts receivable, net:
Billed	$53,539	$41,724
Unbilled	57,606	39,911
Allowance for doubtful accounts	(379)	(673)

	$110,766	$80,962

Inventories, net:
Raw materials	$17,299	$15,083
Work in process	4,757	2,323
Finished goods	8,301	12,352

	$30,357	$29,758

Prepaid expenses and other current assets:
Income taxes receivable	$3,130	$4,162
Prepaid expenses	5,126	1,616
Other	995	237

	$9,251	$6,015

Other intangible assets, net:
Technology	$26,770	$26,770
Contracts and relationships	9,736	9,736
Non-compete agreement	7,950	7,950
Other intangibles	6,875	6,875

	51,331	51,331
Less accumulated amortization	(23,699)	(15,857)

	$27,632	$35,474

Property and equipment, net:
Machinery and equipment	$35,628	$32,567
Computer equipment and software	26,347	23,752
Furniture and fixtures	3,313	3,130
Construction in progress	4,902	5,225

	70,190	64,674
Less accumulated depreciation	(38,138)	(31,065)

	$32,052	$33,609

Other assets:
Capitalized software costs, net	$13,771	$16,561
Deferred income taxes	4,520	5,672
Other	684	1,102

	$18,975	$23,335

Accrued liabilities:
Current portion of warranty reserve	$1,945	$1,157
Accrued vacation	4,410	3,539
Accrued bonus	4,382	—
Accrued 401(k) matching contribution	2,321	—
Collections in excess of revenues	16,040	11,646
Other	4,952	2,694

	$34,050	$19,036

Note 4 — Accounting for Goodwill and Intangible Assets

     We account for our goodwill under SFAS No. 142. The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. The only reporting units which have goodwill assigned to them are the businesses which were acquired and have been included in our commercial segment. We estimate the fair values of the reporting units using discounted cash flows. The cash

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

flow forecasts are adjusted by an appropriate discount rate. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment.

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

     A reconciliation of results of operations adjusted to exclude amortization expense net of tax related to goodwill (including Acquired workforce) assuming adoption of SFAS 142 on April 1, 2001 is as follows:

March 31, 2002
(In thousands, except per share data)
Reported net income (loss)	$2,157
Goodwill amortization	1,046

Adjusted net income (loss)	$3,203

Basic net income (loss) per share
Reported net income (loss)	$.09
Goodwill amortization	.05

Adjusted net income (loss)	$.14

Diluted net income (loss) per share
Reported net income (loss)	$.09
Goodwill amortization	.04

Adjusted net income (loss)	$.13

Shares used in per share calculation
Basic	23,072

Diluted	23,954

     The intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years. The technology intangible asset has several components with estimated useful lives of six to nine years, contracts and relationships intangible asset has several components with estimated useful lives of three to nine years, non-compete agreements have useful lives of three to five years and other amortizable assets has several components with estimated useful lives of two to ten years. The amortization expense was $7.8 million and $8.4 million for the years ended April 2, 2004 and March 31, 2003, respectively. The estimated amortization expense for the next five years is as follows:

Amortization
(In thousands)
Expected for fiscal year 2005	$6,642
Expected for fiscal year 2006	6,048
Expected for fiscal year 2007	5,378
Expected for fiscal year 2008	4,508
Expected for fiscal year 2009	3,760

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Below is the allocation of the intangible assets and the related accumulated amortization as of April 2, 2004 and March 31, 2003 is as follows (in thousands):

		Accumulated	Net book	Accumulated	Net book
		Amortization	Value	Amortization	Value
	Total	as of April 2, 2004		as of March 31, 2003
Intangible Assets
Existing Technology	$26,770	$10,969	$15,801	$7,168	$19,602
Contracts and relationships	9,736	4,331	5,405	3,264	6,472
Non-compete agreements	7,950	5,926	2,024	3,623	4,327
Other amortizable assets	6,875	2,473	4,402	1,802	5,073

Total intangible assets	$51,331	$23,699	$27,632	$15,857	$35,474

Note 5 — Line of Credit

     On August 12, 2003, we executed an amendment to our Amended and Restated Revolving Loan Agreement with Union Bank of California and Comerica Bank, extending the maturity date from September 30, 2003 to September 30, 2004 and increasing the commitment from $20 million to $30 million. Under the revolving facility we have the option to borrow at the bank’s prime rate or at LIBOR plus, in each case, an applicable margin based on the ratio of our total debt to EBITDA (income from operations plus depreciation and amortization). The revolving facility contains financial covenants that set maximum debt to EBITDA limits, minimum quarterly EBITDA limits, minimum quick ratio limit and a minimum tangible net worth limit. The revolving loan facility is collateralized by our cash, accounts receivable and inventory. At April 2, 2004, we had no outstanding borrowings under the revolving facility and amounts outstanding under standby letters of credit were $6.2 million, leaving borrowing availability under the revolving facility of $23.8 million. We were in compliance with our loan covenants at April 2, 2004.

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

     In November 1996, the Company adopted the 1996 Equity Participation Plan. The 1996 Equity Participation Plan provides for the grant to executive officers, other key employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards. In September 2000, the Company amended the 1996 Equity Participation Plan to increase the maximum number of shares reserved for issuance under this plan from 2,500,000 shares to 6,100,000 shares. In September 2003, the Company further amended the 1996 Equity Participation Plan to increase the maximum number of shares reserved for issuance under this plan from 1,500,000 shares to 7,600,000 shares. As of April 2, 2004, the Company had granted options to purchase 5,685,956 shares of common stock under this plan with vesting terms of three to five years which are exercisable for up to ten years from the grant date or up to five years from the date of grant for a ten percent owner.

     In November 1996, the Company adopted the ViaSat, Inc. Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) to assist employees in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. A maximum of 1,000,000 shares of common stock are reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of April 2, 2004, the Company had issued 790,322 shares of common stock under this plan.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     In January 2002, the Company assumed the U.S. Monolithics 2000 Incentive Plan (the “USM Plan”) which was amended and restated January 2002. Pursuant to such assumption, all options granted under the USM Plan were converted into options to purchase common stock of the Company. The number of shares of common stock reserved for issuance under this plan is 203,000. As of April 2, 2004, options to purchase 124,792 shares of common stock had been granted under this plan, 44,418 of which were converted from previously issued U.S. Monolithics options. The options granted under this plan have an exercise price equal to the market value of the underlying common stock on the date of grant.

     Transactions under the Company’s stock option plans are summarized as follows:

			Weighted Average
	Number	Exercise Price	Exercise Price
	of Shares	Per Share	Per Share
Outstanding at March 31, 2001	3,826,144	$2.05—$43.82	$15.31
Options assumed from USM Plan	44,418	8.94 — 8.94	8.94
Options granted	985,150	9.96 — 21.75	15.55
Options canceled	(293,301)	5.86 — 36.56	19.89
Options exercised	(174,670)	2.05 — 8.56	4.85

Outstanding at March 31, 2002	4,387,741	4.25 — 43.82	15.41
Options granted	922,249	4.70 — 12.95	10.37
Options canceled	(242,123)	7.77 — 26.16	19.11
Options exercised	(32,250)	5.78 — 8.94	6.81

Outstanding at March 31, 2003	5,035,617	4.25 — 43.82	14.37
Options granted	514,000	10.26 — 25.01	17.55
Options canceled	(192,426)	8.80 — 36.35	17.80
Options exercised	(282,383)	4.25 — 26.16	9.15

Outstanding at April 2, 2004	5,074,808	4.25 — 43.82	14.83

     All options issued under the Company’s stock option plans have an exercise price equal to the fair market value of the Company’s stock on the date of the grant.

     The following table summarizes all options outstanding and exercisable by price range as of April 2, 2004:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life-years	Price	Exercisable	Price
$4.25 — $6.38	681,466	4.50	$5.49	610,402	$5.55
6.56 — 8.94	484,158	4.57	7.84	472,827	7.84
9.37 — 10.73	864,170	8.87	10.67	261,645	10.66
11.08 — 14.00	726,079	7.56	13.34	348,470	13.42
14.56 — 18.25	577,270	8.48	16.96	180,894	15.95
18.41 — 21.83	252,832	7.63	20.35	109,181	20.68
22.03 — 22.03	1,188,133	6.48	22.03	1,065,933	22.03
22.10 — 27.94	288,700	6.40	25.11	221,200	25.42
35.63 — 35.63	6,000	5.91	35.63	4,800	35.63
43.82 — 43.82	6,000	0.93	43.82	6,000	43.82

4.25 — 43.82	5,074,808	6.87	14.83	3,281,352	15.01

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7 — Shares Used in Earnings Per Share Calculations

	Years Ended
	April 2, 2004	March 31, 2003	March 31, 2002
Weighted average common shares outstanding used in calculating basic net income (loss) per share	26,256,869	26,015,702	23,071,840
Weighted average options to purchase common stock as determined by application of the treasury stock method	1,297,416	—	879,291
Employee Stock Purchase Plan equivalents	3,623	—	2,533

Shares used in computing diluted net income (loss) per share	27,557,908	26,015,702	23,953,664

     Antidilutive shares relating to stock options excluded from the calculation were 1,817,156, 3,437,227 and 2,252,224 shares for the fiscal years ended April 2, 2004, March 31, 2003, and March 31, 2002, respectively.

Note 8 — Income Taxes

     The provision (benefit) for income taxes includes the following:

	Years Ended
	April 2, 2004	March 31, 2003	March 31, 2002
		(In thousands)
Current tax provision (benefit)
Federal	$1,408	$(5,363)	$(1,997)
States	207	(454)	—
Foreign	409	142	556

	2,024	(5,675)	(1,441)

Deferred tax (benefit) provision
Federal	175	(2,669)	52
State	(268)	(3,089)	(1,623)
Foreign	—	—	53

	(93)	(5,758)	(1,518)

Total provision (benefit) for income taxes	$1,931	$(11,433)	$(2,959)

     Significant components of the Company’s net deferred tax assets are as follows:

	As of
	April 2, 2004	March 31, 2003
	(In thousands)
Deferred tax assets:
Warranty reserve	$1,644	$954
Inventory reserve	1,990	1,672
Accrued vacation	1,439	1,076
Net operating loss carryforward	35	5,057
Tax credits	8,637	5,466
Other	256	128

Total deferred tax assets	14,001	14,353
Deferred tax liabilities:
Property and equipment and intangible assets	3,835	4,440
Other	159	—

Total deferred tax liabilities	3,994	4,440

Net deferred tax assets	$10,007	$9,913

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Years Ended
	April 2, 2004	March 31, 2003	March 31, 2002
		(In thousands)
Tax expense (benefit) at statutory rate	$5,285	$(7,373)	$(281)
State tax provision, net of federal benefit	659	(1,227)	(218)
Tax credits	(4,076)	(3,167)	(2,439)
Other	63	334	(21)

	$1,931	$(11,433)	$(2,959)

     As of April 2, 2004, the Company had federal and state research and development tax credit carryforwards of approximately $5.4 million and $4.1 million, respectively, that begin to expire in 2021 for federal purposes and do not expire for state purposes. The Company has an alternative minimum tax credit carryforward of $271,000 which may be carried forward indefinitely as a credit against regular tax liability. The Company has a foreign tax credit carryforward of $212,000 expires in 2009.

     If the Company has an “ownership change” as defined under Internal Revenue Code Section 382, it may have an annual limitation on the utilization of its net operating loss and tax credit carryforwards.

Note 9 — Employee Benefits

     The Company is a sponsor of a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code. The Company may make discretionary contributions to the plan which vest equally over six years. Employees who are at least 18 years of age are eligible to participate in the plan. Participants are entitled, upon termination or retirement, to their vested portion of the plan assets which are held by an independent trustee. Discretionary contributions accrued by the Company during fiscal years 2004, 2003 and 2002 amounted to $2.3 million, $0 and $2.3 million, respectively. The cost of administering the plan is not significant.

Note 10 — Commitments

     The Company leases office facilities under noncancelable operating leases with initial terms ranging from one to ten years which expire between April 2005 and December 2009. Certain of the Company’s facilities leases contain option provisions which allow for extension of the lease terms. Rent expense, which is recognized on a straight-line basis, was $6.5 million, $6.9 million and $5.2 million in fiscal years 2004, 2003 and 2002, respectively.

     Future minimum lease payments are as follows (in thousands):

Years Ending,
2005	$6,446
2006	4,453
2007	2,946
2008	2,663
2009	2,570
Thereafter	1,714

$20,792

     We purchase components from a variety of suppliers and use several subcontractors and contract manufacturers to provide design and manufacturing services for our products. During the normal course of business, we enter into agreements with subcontractors, contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. As of April 2, 2004, the we had total purchase commitments for inventory and services of approximately $147.3 million, of which $107.3 million is expected to be fulfilled within one year and the balance of $39.9 million is expected to be fulfilled in fiscal year 2006.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 11 — Contingencies

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

     On October 23, 2002, ViaSat sent Scientific-Atlanta, Inc. a claim for indemnification under the terms of the asset purchase agreement related to the acquisition of Scientific-Atlanta’s satellite networks business (the “Satellite Networks Business”) in April 2000. On November 14, 2002, Scientific-Atlanta filed a complaint (United States District Court, Northern District of Georgia, Atlanta Division) for declaratory judgment seeking to resolve ViaSat’s claim for indemnification through litigation. In response to Scientific-Atlanta’s complaint, on January 15, 2003, ViaSat filed a formal claim against Scientific-Atlanta for, among other things, fraud, breach of warranty, contractual and equitable indemnification, and breach of the duty of good faith and fair dealing. In December 2003, ViaSat reached an agreement with Scientific-Atlanta (“SA Settlement”). Under the terms of the SA Settlement, Scientific-Atlanta paid ViaSat $9.0 million in cash and the parties jointly dismissed the litigation concerning the acquisition. Neither party admitted liability in connection with the litigation, or in the agreement resolving it. As a result of the settlement, the Consolidated Statement of Operations for the fiscal year ended April 2, 2004 includes a benefit to cost of revenues of $3.2 million and to selling, general and administrative expenses of $3.1 million.

     On May 21, 2003, ViaSat filed a complaint against Xetron Corporation. The complaint alleged Xetron failed to deliver conforming radio frequency amplifiers (RFAs) for integration into ViaSat’s Multifunctional Information Distribution System (MIDS) terminals. ViaSat contends that it is entitled to recover in excess of $11 million in damages. On August 14, 2003, Xetron filed a counter-claim against ViaSat alleging ViaSat failed to make proper payments. Xetron claims that its damages total approximately $8 million. The parties’ claims are currently pending in the United States District Court, Southern District of California. ViaSat has an alternative supplier of RFAs, which has allowed ViaSat to meet its applicable customer contractual obligations and delivery schedules. ViaSat intends to vigorously pursue its claims and defend against Xetron’s counter-claims. We have not recorded any accrual for contingent liabilities associated with this legal proceeding based on our belief that a liability, while possible, is not probable.

Note 12 — Product Warranty

     We provide limited warranties on most of our products for periods of up to five years. We record a liability for our warranty obligations when products are shipped based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products the warranty costs estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failure that may occur. It is possible that our underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in our warranty accrual in fiscal years 2004, 2003 and 2002.

	Years Ended
	April 2, 2004	March 31, 2003	March 31, 2002
		(In thousands)
Balance, beginning of period	$2,327	$1,498	$1,332
Acquisitions	—	—	515
Change in liability for warranties issued in period	3,315	1,613	888
Settlements made (in cash or in kind) during the period	(1,191)	(784)	(1,237)

Balance, end of period	$4,451	$2,327	$1,498

Note 13 — Immeon Networks, L.L.C.

     In January 2001 the Company and Loral Skynet formed a 50-50 joint venture named Immeon Networks, L.L.C. (Immeon). Pursuant to the Joint Venture Agreement and related agreements, the Company was obligated to provide a minimum level of marketing, selling, administrative and network operation services to Immeon while Loral Skynet was to provide Immeon with satellite bandwidth. ViaSat has accounted for the costs incurred on behalf of Immeon as Cost of revenues. ViaSat was eligible to

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

receive reimbursement for costs incurred, contingent upon Immeon achieving positive cash flows in the future. Because the collectibility of such reimbursements was not reasonably assured at the time the services were provided, revenue related to such services has not been recognized in the accompanying financial statements. The cost of these services, which is included in Cost of revenues for fiscal years 2004, 2003 and 2002, is $177,000, $1.7 million and $2.8 million, respectively. In January 2004, Loral Skynet formally withdrew from the Immeon joint venture as a result of a bankruptcy proceeding of Loral Space and Communications, so ViaSat is now the sole owner and operator of Immeon.

     Condensed combined financial information for Immeon, which was accounted under the equity method through January 2, 2004, is summarized below (amounts in thousands). Immeon is consolidated by ViaSat from January 3, 2004. Immeon maintains its financial statements on a calendar year basis.

	December 31, 2003	December 31, 2002
Current assets	$648	$432
Non-current assets	—	—
Current liabilities	15	100
Amounts contingently payable to Members	6,730	5,922
Non-current liabilities	—	—

Total member’s deficit	$(6,097)	$(5,590)

ViaSat’s investment in joint venture	$—	$—

	Years Ended December 31,
	2003	2002	2001
Operating revenues	$350	$430	$100
Operating expenses	(857)	(3,033)	(3,089)

Net loss	$(507)	$(2,603)	$(2,989)
Company’s share of net loss, after elimination of intercompany transactions	$—	$—	$—

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 14 — Segment Information

     Our commercial and government segments are primarily distinguished by the type of customer and the related contractual requirements. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics, which differ from the commercial segment. Therefore, we are organized primarily on the basis of products with commercial and government (defense) communication applications. Reporting segments are determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The following table summarizes revenues and operating profits by reporting segment for the fiscal years ended April 2, 2004, March 31, 2003 and March 31, 2002. Certain corporate general and administrative costs, amortization of intangible assets and charges of acquired in-process research and development are not allocated to either segment and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit. Certain assets are not tracked by reporting segment. Consequently, it is not practical to show assets by reporting segments. Depreciation expense is allocated to reporting segments as an overhead charge based on direct labor dollars within the reporting segments.

	Years Ended
	April 2, 2004	March 31, 2003	March 31, 2002
		(In thousands)
Revenues
Commercial	$150,457	$102,694	$132,890
Government	128,122	82,328	62,738

Total revenues	278,579	185,022	195,628
Operating profits
Commercial	9,396	(22,062)	618
Government	15,148	11,613	8,485

Segment operating profit (loss) before corporate and other	24,544	(10,449)	9,103
Corporate	(1,052)	(1,343)	(397)
Amortization of intangibles	(7,841)	(8,448)	(6,959)
Acquired in-process research and development	—	—	(2,550)

Income (loss) from operations	$15,651	$(20,240)	$(803)

     Revenue information by geographic area for the fiscal years ended April 2, 2004, March 31, 2003 and March 31, 2002 is as follows:

	Years Ended
	April 2, 2004	March 31, 2003	March 31, 2002
		(In thousands)
North America	$216,433	$146,614	$143,702
Europe	36,690	22,176	25,499
Asia Pacific	23,046	14,942	24,469
Latin America	2,410	1,290	1,958

	$278,579	$185,022	$195,628

     We distinguish revenues from external customers by geographic areas based on customer location.

     The net book value of long-lived assets located outside the United States was $52,000, $235,000 and $534,000 at April 2, 2004, March 31, 2003 and March 31, 2002, respectively.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended April 2, 2004

Allowance
for Doubtful
Date	Accounts
(In thousands)
Balance, March 31, 2001	$316
Comsat Laboratories acquisition	55
Provision	5,046
Write-off	(4,930)

Balance, March 31, 2002	$487
Provision	475
Write-off	(289)

Balance, March 31, 2003	$673
Provision	(294)

Balance, April 2, 2004	$379