Form 10-K/A
period 2004-04-02
VIASAT INC
filed 2004-06-28
CIK 797721

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

Explanatory Note
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K
SIGNATURES
EXHIBIT 31.1
EXHIBIT 32.1
EXHIBIT 99.1

Explanatory Note

     This Amendment No. 1 to the Annual Report of ViaSat, Inc. (“ViaSat” or the “Company”) on Form 10-K/A for the fiscal year ended April 2, 2004, is filed to modify exhibit 99.1. The effect of the modification of Exhibit 99.1 is to clearly mark the 2003 financial statements of Immeon as unaudited.

     This report is being filed to amend only the following item contained in our Annual Report on Form 10-K for the fiscal year ended April 2, 2004 originally filed with the Securities and Exchange Commission on June 16, 2004:

•	Item 15 (Exhibits, Financial Statement Schedules, and Reports on Form 8-K).

     This Amendment No. 1 does not reflect events occurring after the June 16, 2004 original filing date of the Company’s Annual Report on Form 10-K. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in ViaSat’s reports filed with the Securities and Exchange Commission, as amended, for periods subsequent to the date of the original filing of the Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

     (a) Documents filed as part of the report:

     (2) Schedule II — Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) Exhibits

Exhibit
Numbers	Description of Exhibit
2.1	Asset Purchase Agreement, dated January 18, 2000, by and between ViaSat, Inc. and Scientific-Atlanta, Inc.(1)

3.1	First Amended and Restated Bylaws of ViaSat, Inc. (26)

3.2	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.(12)

4.1	Form of Common Stock Certificate.(2)

10.1	Warrants to purchase shares of common stock of ViaSat, Inc. issued to Scientific-Atlanta, Inc.(3)

10.2	Warrants to purchase shares of common stock of ViaSat, Inc. issued to COMSAT Corporation.(16)

10.3	Form of Invention and Confidential Disclosure Agreement by and between ViaSat, Inc. and each employee of ViaSat, Inc.(2)

10.4	ViaSat, Inc. 1993 Stock Option Plan (the “1993 Stock Option Plan”).(2)

10.5	First Amendment to the 1993 Stock Option Plan.(3)

10.6	Form of Incentive Stock Option Agreement under the 1993 Stock Option Plan.(2)

10.7	Form of Nonqualified Stock Option Agreement under the 1993 Stock Option Plan.(2)

10.8	The Amended and Restated 1996 Equity Participation Plan of ViaSat, Inc. (the “1996 Equity Participation Plan”)(12)

10.9	Form of Incentive Stock Option Agreement under the 1996 Equity Participation Plan.(2)

10.10	Form of Nonqualified Stock Option Agreement under the 1996 Equity Participation Plan.(2)

10.11	The ViaSat, Inc. Employee Stock Purchase Plan, as amended.(8)

10.12	ViaSat, Inc. 401(k) Profit Sharing Plan.(2)

10.13	Revolving/Term Loan Agreement dated June 21, 2001 among ViaSat, Inc., the Lenders and Union Bank of California, N.A., as Administrative Agent.(15)(25)

10.14	Amendment No. 1 to Revolving/Term Loan Agreement, dated March 29, 2002 by and among Union Bank of California, US Bank National Association and ViaSat, Inc.(19)

10.15	Waiver and Amendment No. 2 to Revolving/Term Loan Agreement executed July 10, 2002 by and among Union Bank of California, US Bank National Association and ViaSat, Inc.(19)(25)

10.16	Amendment No. 3 to Revolving/Term Loan Agreement executed October 29, 2002 by and among Union Bank of California, US Bank National Association and ViaSat, Inc.(20)(25)

10.17	Amendment No. 4 to Revolving/Term Loan Agreement executed November 14, 2002 by and among Union Bank of California, Comerica Bank — California and ViaSat, Inc.(21)(25)

10.18	Amended and Restated Revolving Loan Agreement executed February 10, 2003 by and among Union Bank of California, Comerica Bank — California and ViaSat, Inc.(22)(25)

10.19	Amendment No. 1 to the Amended and Restated Revolving Loan Agreement executed March 26, 2003 by and among Union Bank of California Comerica Bank — California and ViaSat, Inc.(23)(25)

10.20	Amendment No. 2 to the Amended and Restated Revolving Loan Agreement executed March 31, 2003 by and among Union Bank of California Comerica Bank — California and ViaSat, Inc.(23)(25)

Exhibit
Numbers	Description of Exhibit
10.21	Amendment No. 3 to the Amended and Restated Revolving Loan Agreement executed August 12, 2003 by and among Union Bank of California Comerica Bank — California and ViaSat, Inc.(23)(25)

10.22	Lease, dated March 24, 1998, by and between W9/LNP Real Estate Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, California).(5)

10.23	Amendment to Lease, dated January 4, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and ViaSat, Inc. (The Campus, Carlsbad, California).(6)

10.24	Amendment to Lease, dated January 4, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and ViaSat, Inc. (5962 La Place Court, Carlsbad, California).(6)

10.25	Lease, dated June 18, 1999, by and between Nagog Development Company and ViaSat, Inc. (125 Nagog Park, Acton, Massachusetts, 01720).(10)

10.26	Supply & Services Contract, dated June 2, 1996, by and between HCL Comnet Systems and Services Limited and ViaSat, Inc.(2)

10.27	Award/Contract, effective March 29, 1996, as amended, issued by Electronic Systems Center/MCK Air Force Materiel Command, USAF to ViaSat, Inc.(2)

10.28	Amendment of Award/Contract, effective February 24, 1997, issued by Electronic Systems Center/MCK Air Force Materiel Command, USAF to ViaSat, Inc.(3)

10.29	Award/Contract, effective October 2, 1995, issued by Electronic Systems Center/MCK Air Force Materiel Command, USAF to ViaSat, Inc.(2)

10.30	Award/Contract, effective September 29, 1993, as amended, issued by Information Technology Acquisition Center to ViaSat, Inc.(2)

10.31	Award Contract, effective September 21, 1994, as amended, issued by Technical Contract Management Office to ViaSat, Inc.(2)

Exhibit
Numbers	Description of Exhibit
10.32	Satellite Network and Ordering Agreement by and between ViaSat, Inc. and Science Applications International Corporation, dated October 12, 1999.(7)

10.33	Award/Contract, effective January 20, 2000, issued by Space and Naval Warfare Systems to ViaSat, Inc.(8)

10.34	Terminal Development, Production and Purchase Agreement by and between Astrolink International LLC and ViaSat, Inc., dated October 20, 2000.(12)(25)

10.35	Memorandum of Agreement between Astrolink International LLC and ViaSat, Inc., dated October 20, 2000.(12)(25)

10.36	Gateway Terminal Development, Production and Purchase Agreement by and between Astrolink International LLC and ViaSat, Inc., dated December 28, 2000.(13)(25)

10.37	Satellite Modem Development, Production and Purchase Agreement by and between WildBlue Communications, Inc. and ViaSat, Inc., effective as of March 5, 2001.(14)(25)

10.38	Gateway Terminal Development, Production and Purchase Agreement, by and between Astrolink International, LLC and ViaSat, Inc. dated December 28, 2000.(18)(25)

10.39	Agreement for Satellite Modem, Wildblue Satellite Terminal and Satellite Modem Termination System Development, Production and Purchase, by and between Wildblue Communications, Inc. and ViaSat, Inc. dated December 12, 2001.(18)(25)

10.41	Unit Purchase Agreement dated as of December 12, 2001 by and between ViaSat, Inc. and Wildblue Communications, Inc.(17)

10.41	Secured Note dated December 12, 2001 by ViaSat, Inc. in favor of Wildblue Communications, Inc.(17)(25)

10.42	Unsecured Note dated December 12, 2001 by ViaSat, Inc. in favor of Wildblue Communications, Inc.(17)

10.43	Pledge and Security Agreement dated as of December 12, 2001 by and between ViaSat, Inc. and Wildblue Communications, Inc.(17)

10.44	Unit Purchase Agreement dated as of December 14, 2001 by and among ViaSat, Inc. and the parties identified under the heading Sellers on the signature pages thereto.(17)

21.1	Subsidiaries.(10)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (27)

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (24)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (24)

99.1	Unaudited financial statements of Immeon Networks LLC, December 31, 2003 (24)

(1)	Incorporated by reference to ViaSat’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission (the “Commission”) on March 6, 2000 (File No. 333-31758), as amended by Amendment No. 1 filed with the Commission on March 31, 2000 and Amendment No. 2 filed with the Commission on April 18, 2000.

(2)	Incorporated by reference to ViaSat’s Registration Statement on Form S-1 filed with the Commission on October 1, 1996 (File No. 333-13183), as amended by Amendment No. 1 filed with the Commission on November 5, 1996, Amendment No. 2 filed with the Commission on November 20, 1996, and Amendment No. 3 filed with the Commission on November 22, 1996.

(3)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(4)	Incorporated by reference to Exhibit A to ViaSat’s Proxy Statement relating to its 1998 Annual Meeting of Stockholders.

(5)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(6)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(7)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(8)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999.

(9)	Incorporated by reference to ViaSat’s Current Report on Form 8-K filed with the Commission on May 8, 2000.

(10)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(11)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

(12)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

(13)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.

(14)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(15)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

(16)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

(17)	Incorporated by reference to ViaSat’s Current Report on Form 8-K filed with the Commission on December 19, 2001.

(18)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001.

(19)	Incorporated by reference to ViaSat’s Current Report on Form 8-K filed with the Commission on July 11, 2002.

(20)	Incorporated by reference to ViaSat’s Current Report on Form 8-K filed with the Commission on October 31, 2002.

(21)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 31, 2002.

(22)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002.

(23)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2003.

(24)	Filed herewith.

(25)	Certain portions of this exhibit have been redacted pursuant to a request for confidential treatment filed by ViaSat, Inc.

(26)	Incorporated by reference to ViaSat’s Registration Statement on Form S-3 (File No. 116468) filed with the Commission on June 14, 2004.

(27)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended April 2, 2004.

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