Form 10-K/A
period 2004-04-02
VIASAT INC
filed 2004-07-07
CIK 797721

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

6155 El Camino Real
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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 3, 2003 was approximately $289,785,104 (based on the closing price on that date for shares of the registrant’s Common Stock as reported by the Nasdaq National Market). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of June 10, 2004 was 26,650,864.

PART III
PART IV
SIGNATURES
EXHIBIT 10.12
EXHIBIT 21.1
EXHIBIT 31.1

Explanatory Note

     This Amendment No. 2 to the Annual Report of ViaSat, Inc. (ViaSat or the Company) on Form 10-K/A for the fiscal year ended April 2, 2004, is filed to amend the following items in their entirety:

•	Item 10 (Directors and Executive Officers of the Company),

•	Item 11 (Executive Compensation),

•	Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters),

•	Item 13 (Certain Relationships and Related Transactions),

•	Item 14 (Principal Accountant Fees and Services), and

•	Item 15(a)3 and Item 15(c) (Exhibits, Financial Statement Schedules, and Reports on Form 8-K).

     This Amendment No. 2 does not reflect events occurring after June 16, 2004, the original filing date of ViaSat’s Annual Report on Form 10-K. All information contained in this Amendment No. 2 is subject to updating and supplementing as provided in ViaSat’s reports filed with the Securities and Exchange Commission (the Commission) for periods subsequent to the date of the original filing of ViaSat’s Annual Report on Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Company

Directors and Executive Officers of the Company

Name	Age	Present Position with ViaSat
Mark D. Dankberg	49	Chairman of the Board and Chief Executive Officer
Richard A. Baldridge	46	President and Chief Operating Officer
Steven R. Hart	50	Vice President — Engineering and Chief Technical Officer
Mark J. Miller	44	Vice President and Chief Technical Officer
Gregory D. Monahan	58	Vice President — Administration, General Counsel and Secretary
Ronald G. Wangerin	37	Vice President and Chief Financial Officer
Robert L. Barrie	60	Vice President — Operations
Stephen W. Cable	49	Vice President & General Manager — Broadband Systems
Cathy B. Akin	53	Vice President — Human Resources
Dr. Robert W. Johnson	54	Director
Dr. Jeffrey M. Nash	56	Director
B. Allen Lay	69	Director
Michael B. Targoff	59	Director

     MARK D. DANKBERG was a founder of ViaSat and has served as Chairman of the Board and Chief Executive Officer of ViaSat since its inception in May 1986. Mr. Dankberg also serves as a director of REMEC, Inc., a publicly-held worldwide manufacturer of microwave components for defense, commercial communications and related applications; and TrellisWare Technologies, Inc., a privately-held subsidiary of ViaSat that develops advanced signal processing technologies for communication applications. Prior to founding ViaSat, he was Assistant Vice President of M/A-COM Linkabit, a manufacturer of satellite telecommunications equipment, from 1979 to 1986 and Communications Engineer for Rockwell International Corporation from 1977 to 1979. Mr. Dankberg holds B.S.E.E. and M.E.E. degrees from Rice University.

     RICHARD A. BALDRIDGE joined ViaSat in April 1999 as Vice President and Chief Financial Officer. From September 2000 to August 2002, Mr. Baldridge served as Executive Vice President, Chief Operating Officer and Chief Financial Officer. He currently serves as President and Chief Operating Officer of ViaSat. Prior to joining ViaSat, Mr. Baldridge served as Vice President and General Manager of Raytheon Corporation’s Training Systems Division from January 1998 to April 1999. From June 1994 to December 1997, Mr. Baldridge served as Chief Operating Officer, Chief Financial Officer and Vice President — Finance and Administration for Hughes Information Systems and Hughes Training Inc., prior to their acquisition by Raytheon in 1997. Mr. Baldridge’s other experience includes various senior financial management roles with General Dynamics Corporation. Mr. Baldridge also serves as a director of Jobs for America’s Graduates and the National Alliance of Business (NAB). Mr. Baldridge holds a B.S. degree in Business Administration, with an emphasis in Information Systems, from New Mexico State University.

     STEVEN R. HART was a founder of ViaSat and has served as Vice President — Engineering and Chief Technical Officer since March 1997, as Vice President and Chief Technical Officer since 1993 and as Engineering Manager since 1986. Prior to joining ViaSat, Mr. Hart was a Staff Engineer and Manager at M/A-COM Linkabit from 1982 to 1986. Mr. Hart holds a B.S. degree in Mathematics from the University of Nevada, Las Vegas and a M.A. degree in Mathematics from the University of California, San Diego.

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

     GREGORY D. MONAHAN has served as Vice President — Administration, General Counsel and Secretary of ViaSat since April 1999 and as Vice President, Chief Financial Officer and General Counsel from December 1988 to April 1999. Prior to joining ViaSat, Mr. Monahan was Assistant Vice President of M/A-COM Linkabit from 1978 to 1988. Mr. Monahan holds a J.D. degree from the University of San Diego and B.S.M.E. and M.B.A. degrees from the University of California, Berkeley.

     RONALD G. WANGERIN joined ViaSat in August 2002 as Vice President and Chief Financial Officer. Prior to joining ViaSat, Mr. Wangerin served as Vice President, Chief Financial Officer, Treasurer, and Secretary at NexusData Inc., a privately-held wireless data collection company, from 2000 to 2002. From 1997 to 2000, Mr. Wangerin held several positions at Hughes Training, Inc., a subsidiary of Raytheon Company, including Vice President and Chief Financial Officer. Mr. Wangerin worked for Deloitte & Touche LLP from 1989 to 1997. Mr. Wangerin holds a B.S. degree in Accounting and a Masters of Accounting degree from the University of Southern California.

     ROBERT L. BARRIE joined ViaSat in January 1997 as Vice President — Operations. Prior to joining ViaSat, Mr. Barrie was Vice President of Operations at Pacific Communications Sciences Inc. from 1987 to 1996. Mr. Barrie served in several positions at OAK Communications, Inc. from 1980 to 1986, including Vice President — Program Management. Mr. Barrie was a Vice President at LaPointe Industries from 1969 to 1980. Mr. Barrie holds a B.S. degree in Business from Charter Oak State College and an M.B.A. from National University.

     STEPHEN W. CABLE has served as Vice President & General Manager — Broadband Systems of ViaSat since September 2000 and as Vice President — Strategic Development from October 1998 to September 2000. Prior to joining ViaSat, Mr. Cable served as Director of Satcom Systems of Rockwell International Corporation’s Collins Government Systems Division from September 1997 to October 1998. From October 1994 to August 1997, Mr. Cable held various positions with Rockwell in its Communications Systems Division, including Director of Advanced Programs, Director of Engineering, Acting General Manager, Vice President — Rockwell Global Wireless and Chairman of the Strategic Planning Council for the Communications Systems Division. Mr. Cable holds B.S.E.E. and M.S.E. degrees in Electrical Engineering from Rice University.

     CATHY B. AKIN joined ViaSat in September 2000 as Vice President — Human Resources. Prior to joining ViaSat, Ms. Akin was Vice President of Human Resources at DataWorks/Epicor Software from 1998 to 2000. From 1996 to 1998, Ms. Akin served as the Director of Human Resources for Uniden. Ms. Akin was also the Director of Human Resources for Spectragraphics from 1993 to 1996. Ms. Akin holds a B.S. degree in Business Management from San Diego State University.

     DR. ROBERT W. JOHNSON has been a director of ViaSat since 1986. Dr. Johnson has worked in the venture capital industry since 1980, and has acted as an independent investor since 1988. Dr. Johnson currently serves as a director of Hi/fn Inc., a publicly-held company that manufactures semiconductors and software for networking and data storage industries. Dr. Johnson holds B.S. and M.S. degrees in Electrical Engineering from Stanford University and M.B.A. and D.B.A. degrees from Harvard Business School.

     DR. JEFFREY M. NASH joined ViaSat as a director in 1987. From 1994 until 2003, he served as President of Digital Perceptions Inc., a privately-held consulting and software development firm serving the defense, remote sensing, communications, aviation and commercial computer industries. Since September 2003, he has been President and Chairman of Inclined Plane Inc., a privately-held consulting and intellectual property development company serving the defense, communications and media industries. In addition to his role at ViaSat, Dr. Nash serves as a director of three San Diego-based companies: Pepperball Technologies, Inc., a privately-held manufacturer of non-lethal personal defense equipment for law enforcement, security and personal defense applications; REMEC, Inc., a publicly-held worldwide manufacturer of microwave components for defense, commercial communications and related applications; and Binary Labs, a privately-held developer of multimedia software for the home and education markets.

     B. ALLEN LAY has been a director of ViaSat since 1996. From 1983 to 2001, he was a General Partner of Southern California Ventures, a venture capital company. From 2001 to the present he has acted as a consultant to the venture capital industry. Mr. Lay is currently a director of Physical Optics Corporation, a privately-held optical systems company; Oakgrove Systems, a privately-held software applications company; and Oncotech, Inc., a privately-held medical diagnostic company.

     MICHAEL B. TARGOFF has been a director of ViaSat since February 2003. He is a founder of Michael B. Targoff and Co., a company which was started in 1998 that seeks active or controlling investments in telecommunications and related industry companies. From its formation in January 1996 through January 1998, Mr. Targoff was President and Chief Operating Officer of Loral Space & Communications Limited. Mr. Targoff was also President of Globalstar Telecommunications Limited, the company that was the public owner of Globalstar, a global mobile satellite system. Before that time, Mr. Targoff was Senior Vice President of

Loral Corporation. Mr. Targoff is a director of Leap Wireless International, Inc., a publicly-held wireless communication service provider; Infocrossing, Inc., a publicly-held provider of information technology and business process outsourcing solutions; and Celeritek, a publicly-held manufacturer of semiconductor components and subsystems for defense applications and commercial communications networks. Mr. Targoff is also Chairman of the board of directors of four privately-held technology and telecommunications companies. Before joining Loral Corporation in 1981, Mr. Targoff was a Partner in the New York law firm of Willkie Farr & Gallagher LLP. Mr. Targoff holds a B.A. degree from Brown University and a J.D. degree from Columbia University School of Law, where he was a Hamilton Fisk Scholar and Editor of the Columbia Journal of Law and Social Problems.

Audit Committee Financial Expert

     The Company’s Board of Directors has determined that B. Allen Lay is an “audit committee financial expert” as that phrase is defined under the regulations promulgated by the Commission. All of the members of the Audit Committee are “independent directors” as defined in The Nasdaq Stock Market, Inc. Marketplace Rules.

Identification of the Audit Committee

     The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The Audit Committee currently consists of B. Allen Lay, Dr. Robert Johnson and Dr. Jeffrey Nash.

Section 16(a) Beneficial Ownership Reporting Compliance

     Under Section 16(a) of the Exchange Act, directors, executive officers and beneficial owners of 10% or more of ViaSat’s common stock (Reporting Persons) are required to report to the Commission on a timely basis the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of ViaSat’s common stock. Based solely on ViaSat’s review of copies of such forms that ViaSat has received, or written representations from Reporting Persons, ViaSat believes that during the fiscal year ended April 2, 2004, all executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements, except that Richard Baldridge, Robert Barrie, Steve Cable, Mark Dankberg, Steve Hart, Mark Miller, and Gregory Monahan each filed one late Form 4 with respect to one transaction and Cathy Akin and Ronald Wangerin each filed one late Form 4 with respect to one transaction and a late Form 5.

Code of Ethics

     ViaSat has established a Guide to Code of Ethics (Code of Ethics) that applies to its officers, directors and employees. The Code of Ethics contains general guidelines for conducting ViaSat’s business consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K promulgated by the Commission. ViaSat maintains a copy of the text of the Code of Ethics on its website at www.viasat.com under the heading “Investor Relations.”

Item 11. Executive Compensation

Summary Compensation Table

     The following table provides summary information concerning compensation paid by us to, or on behalf of, our Chief Executive Officer and each of our four other most highly compensated executive officers (collectively, the Named Executive Officers).

					Long-Term
					Compensation
					Awards
		Fiscal Year			Number of
	Fiscal	Compensation			Securities Underlying	All Other
Name and Principal Positions	Year	Salary		Bonus	Options	Compensation(1)
Mark D. Dankberg	2004	$462,116	(2)	$—	60,000	$—
Chairman and Chief Executive Officer	2003	355,769		160,000	—	5,600
	2002	384,230	(2)	185,000	80,000	5,815
Richard A. Baldridge	2004	326,846		—	45,000	—
President and Chief Operating Officer	2003	269,712	(2)	77,900	—	41,704	(3)
	2002	275,000		110,000	50,000	30,995	(3)
Robert L. Barrie	2004	226,769		—	15,000	—
Vice President — Operations	2003	191,538		47,500	—	5,388
	2002	200,000		55,000	20,000	5,581
Stephen W. Cable	2004	225,808		—	15,000	—
Vice President & General Manager — Broadband Systems	2003	187,500		50,000	—	5,100
	2002	195,000		60,000	20,000	4,925
Steven R. Hart	2004	232,923		—	18,000	—
Vice President — Engineering and	2003	155,897		60,000	—	5,431
Chief Technical Officer	2002	190,000		52,500	20,000	5,450

(1)	All other compensation consists only of matching 401(k) contributions by ViaSat, unless indicated otherwise.

(2)	Includes vacation pay out of $16,346 and $14,231 in 2004 and 2002, respectively, for Mark Dankberg and $10,577 for Richard Baldridge in 2003.

(3)	Includes reimbursement of relocation expenses. Mr. Baldridge was reimbursed $36,298 and $26,308 for such expenses in fiscal years 2003 and 2002, respectively.

Option Grants in Last Fiscal Year

     The following table provides information concerning individual grants of stock options made during our fiscal year 2004 to each of our Named Executive Officers.

	Individual Grants				Value at Assumed Annual Rates of
	Number of	% of Total			Potential Realizable
	Securities	Options			Stock Price
	Underlying	Granted to	Exercise or		Appreciation for
	Options	Employees in	Base Price	Expiration	Option Term(1)
Name	Granted(1)	Fiscal Year 2004	Per Share	Date	5%	10%
Mark D. Dankberg	60,000	12.01%	$18.25	12/18/2013	$732,620	$1,815,179
Richard A Baldridge	45,000	9.01	18.25	12/18/2013	549,465	1,361,384
Robert L. Barrie	15,000	3.00	18.25	12/18/2013	183,155	453,795
Stephen W. Cable	15,000	3.00	18.25	12/18/2013	183,155	453,795
Steven R. Hart	18,000	3.60	18.25	12/18/2013	219,786	544,554

(1)	All options granted become exercisable for each grantee as follows: 20% of the granted number of shares vest on each anniversary of the date of grant over the course of five years.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

     The following table provides information concerning exercises of stock options by each of our Named Executive Officers during our fiscal year 2004, and the number of options and value of unexercised options held by each such person at April 2, 2004.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Number of Shares		Options at Year-End		at Year-End(1)
	Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Mark D. Dankberg	—	$—	152,001	137,999	$2,541,219	$1,635,581
Richard A. Baldridge	55,000	1,380,165	114,000	121,000	1,877,090	1,649,460
Robert L. Barrie	20,000	498,771	127,600	37,400	2,373,184	408,956
Stephen W. Cable	—	—	105,300	34,000	2,183,683	393,430
Steven R. Hart	—	—	44,000	38,000	749,480	433,280

(1)	The dollar values have been calculated by determining the difference between the fair market value of the securities underlying the options and the exercise price at April 2, 2004.

Compensation of Directors

     Members of the Board of Directors are reimbursed for expenses actually incurred in attending meetings of the Board of Directors and its committees. Each independent director is paid an annual fee of $12,000. In addition, each independent director is paid $2,000 for participation in each regular meeting of the Board of Directors and $1,000 for participation in each committee meeting as a regular committee member, or $1,500 for participation in each committee meeting as a committee chairperson. The fee paid to each director for participation via telephone for each regular meeting or each committee meeting is one-half of the regular fee. Each independent director at the time of initial election to the Board of Directors is granted an option to purchase 15,000 shares of our common stock and on the date of each subsequent annual meeting of stockholders is granted an option to purchase 10,000 shares of our common stock.

Compensation Committee Interlocks and Insider Participation

     During fiscal year 2004, the Compensation and Human Resources Committee was comprised of Drs. Johnson and Nash. No interlocking relationship exists between any member of the Compensation and Human Resources Committee and any member of any other company’s board of directors or compensation committee.

Compensation and Human Resources Committee Report on Executive Compensation

     The Compensation and Human Resources Committee of the Board of Directors assists the Board in fulfilling its responsibilities with respect to the compensation of ViaSat’s executive officers and directors. Two outside independent directors serve on the Compensation and Human Resources Committee. Its charter is to oversee, review and recommend to the Board of Directors for approval the compensation policies and practices for our Chief Executive Officer, other key executives, and directors, as well as ViaSat’s general employee benefits programs and policies. The Compensation and Human Resources Committee reports regularly to the full Board of Directors on its activities. In general, the compensation policies recommended by the Compensation and Human Resources Committee and adopted by the Board of Directors are designed to provide competitive levels of compensation to:

•	attract and retain executives capable of achieving our business objectives, and

•	motivate our executives to enhance long-term stockholder value.

     Executive Officer Compensation

     Our executive compensation program is comprised of base salary, annual cash incentive bonus and long-term incentive compensation in the form of stock option grants at current market prices. We may provide performance based restricted stock grants in fiscal year 2005 as part of our executive compensation program.

     Our compensation program for executive officers is designed to provide a total compensation level (including both annual and long-term incentives) that is competitive with surveyed companies. For executive officers recently recruited by us, annual compensation rates and long-term incentive awards reflect amounts necessary to attract them to ViaSat. The compensation program is benchmarked by using surveys of companies in the high technology industry with similar revenues and/or prospects. These companies, which are representative of the firms we compete with for executive talent and have jobs similar to those at our company in magnitude, complexity and scope of responsibility, form the basis for the survey group used by the Compensation and Human Resources Committee.

     Components of Executive Compensation

•	Base salary is based on an executive’s job responsibilities, level of experience, individual performance and contribution to ViaSat, as well as information obtained from surveys. The Compensation and Human Resources Committee believes that the executives’ base salaries are at competitive levels relative to the various markets from which ViaSat attracts its executive talent.

•	Annual cash incentive bonus is reviewed at the end of the fiscal year and is based on ViaSat’s performance, individual performance, and compensation surveys. Bonuses awarded in prior years are also taken into consideration. The bonuses are at risk and are not arithmetically derived using a bonus formula.

•	Long-term incentives may include awards of stock options, restricted stock, and performance awards. The objective for the awards is to closely align executive interests with the longer-term interests of stockholders. These awards, which are at risk and dependent on the creation of incremental stockholder value or the attainment of cumulative financial targets over several years, represent a significant portion of the total compensation opportunity provided for the executive officers. Award sizes are based on individual performance, level of responsibility, the individual’s potential to make significant contributions to our company, and award levels at other companies in the survey group. Long-term incentives granted in prior years are also taken into consideration.

     Compensation for the Chairman and Chief Executive Officer

     Based on the framework described above, the Compensation and Human Resources Committee reviews and recommends to the Board of Directors for approval the CEO’s compensation by judging his individual contributions to ViaSat’s business, level of responsibility, and career experience. The Compensation and Human Resources Committee does not believe that narrow quantitative measures or formulas are sufficient for determining Mr. Dankberg’s compensation. The Compensation and Human Resources Committee does not give specific weights to the factors considered, but the primary factor is the CEO’s individual contribution to the business. The Compensation and Human Resources Committee recognizes Mr. Dankberg’s contributions to ViaSat’s business performance during fiscal year 2004. Considering all the factors, the Compensation and Human Resources Committee believes the combination of Mr. Dankberg’s base salary, annual cash bonus and long-term incentives is appropriately positioned relative to the CEO’s of other comparable U.S.-based companies.

     Deductibility of Compensation in Excess of $1 Million Per Year

     Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to a company’s Chief Executive Officer and any of its four other most highly compensated executive officers. Qualifying performance-based compensation is not subject to the deduction limit if specific requirements are met. For 2004 and 2005, we do not anticipate that there will be nondeductible compensation for the positions in question. The Compensation and Human Resources Committee plans to continue to review the matter for 2005 and future years in order to determine the extent of possible modification to our compensation arrangements.

Compensation and Human Resources Committee Robert W. Johnson Jeffrey M. Nash

Performance Graph

     The following graph shows the value of an investment of $100 in cash on March 31, 1999 in (1) ViaSat’s common stock, (2) the NASDAQ Telecommunications Index, (3) the NASDAQ Composite Index and (4) the S&P 600 Smallcap Index. The graph assumes that all dividends were reinvested. The stock price performance shown on the graph is not necessarily indicative of future performance. The information contained under this heading “Performance Graph” is not “soliciting material,” is not deemed “filed” with the Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

     The following table provides certain information as of April 2, 2004 about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans:

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities		Under Equity
	to be Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options	Outstanding Options	Reflected
Plan Category	and Rights	and Rights	in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	4,962,131	$14.93	1,929,623
Equity compensation plans not approved by security holders(2)	112,677	$10.46	78,208
Total	5,074,808	$14.83	2,007,831

(1)	Consists of two plans: (a) our Second Amended and Restated 1996 Equity Participation Plan (the 1996 Equity Participation Plan) and (b) our Employee Stock Purchase Plan, as amended (the Purchase Plan). See below for a more detailed discussion of the 1996 Equity Participation Plan and the Purchase Plan.

(2)	Consists of the U.S. Monolithics, LLC 2000 Unit Incentive Plan (the USM Plan). See below for a more detailed discussion of the USM Plan.

     The 1996 Equity Participation Plan. In November 1996 we adopted the 1996 Equity Participation Plan, which provides for the grant to our executive officers, other key employees, consultants and non-employee directors of a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards. The 1996 Equity Participation Plan currently provides for aggregate award grants of up to 7,600,000 shares. As of April 2, 2004 options to purchase an aggregate of 4,962,131 shares of common stock at prices ranging from $4.25 to $43.82 were outstanding under the 1996 Equity Participation Plan.

     The Purchase Plan. In November 1996 we established the Purchase Plan to assist our employees in acquiring a stock ownership interest in ViaSat and to encourage them to remain in our employment. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. The Purchase Plan permits our eligible employees to purchase our common stock at a discount through payroll deductions during specified six-month offering periods. The Compensation and Human Resources Committee administers the Purchase Plan. Currently, a maximum of 1,000,000 shares of common stock are authorized for issuance under the Purchase Plan. As of April 2, 2004, an aggregate of 790,322 of common stock at prices ranging from $3.83 to $21.20 had been issued under the Purchase Plan.

     The USM Plan. In connection with our acquisition of U.S. Monolithics, LLC in 2002, options to purchase approximately 44,418 of our shares at a weighted average exercise price of $8.94 were assumed from the USM Plan. Our stockholders have not approved the USM Plan. The purpose of the USM Plan is to assist the employees of U.S. Monolithics (which is now operated as a wholly-owned subsidiary of ViaSat) in acquiring a stock ownership interest in ViaSat and to encourage them to remain employees of U.S. Monolithics. The USM Plan authorizes the grant of non-qualified stock options and restricted stock covering an aggregate of 203,000 shares of our common stock. As of April 2, 2004, options to purchase an aggregate of 112,677 shares of common stock at prices ranging from $6.56 to $23.37 were outstanding under the USM Plan.

Security Ownership of Certain Beneficial Owners and Management

     The following table provides information regarding the ownership of ViaSat’s common stock as of July 1, 2004 by: (1) each director, (2) each of the Named Executive Officers, (3) all executive officers and directors of ViaSat as a group, and (4) all other stockholders known by ViaSat to be beneficial owners of more than five percent (5%) of its common stock. Unless otherwise indicated, the address for each of the stockholders listed below is c/o ViaSat, Inc., 6155 El Camino Real, Carlsbad, California 92009.

	Amount and Nature of		Percent Beneficial
Name or Group(1)	Beneficial Ownership(2)		Ownership(%)
Directors and Officers:
Mark D. Dankberg	1,794,284	(3)	6.7
Steven R. Hart	978,126		3.7
Robert W. Johnson	584,497		2.2
B. Allen Lay	400,729	(4)	1.5
Jeffrey M. Nash	340,913		1.3
Richard A. Baldridge	142,000		*
Robert L. Barrie	138,551		*
Stephen W. Cable	28,416		*
Michael B. Targoff	5,000		*
All directors and executive officers as a group (13 persons)	5,350,081		19.6
Other 5% Stockholders:
Royce and Associates LLC(5) 1414 Avenue of the Americas New York, NY 10019	1,831,300		6.9

*	Less than 1%

(1)	The information regarding beneficial ownership of ViaSat common stock has been presented according to rules of the Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under the Commission rules, beneficial ownership of ViaSat common stock includes any shares as to which a person has sole or shared voting power or investment power and also any shares that a person has the right to acquire within 60 days through the exercise of any stock option or other right. Under California and some other state laws, personal property owned by a married person may be community property that either spouse may manage and control. ViaSat has no information as to whether any shares shown in this table are subject to community property laws.

(2)	Includes the following shares issuable upon the exercise of outstanding stock options that are exercisable within 60 days of July 1, 2004: Mr. Dankberg — 158,000 option shares; Mr. Hart — 44,000 option shares; Dr. Johnson — 55,001 option shares;

Mr. Lay — 32,001 option shares; Dr. Nash — 24,000 option shares; Mr. Baldridge — 142,000 option shares; Mr. Barrie — 127,600 option shares; and Mr. Targoff — 5,000 option shares.

(3)	Includes 3,039 shares of common stock held by Mr. Dankberg’s children. Mr. Dankberg disclaims beneficial ownership of all these securities.

(4)	Includes (a) 30,400 shares of common stock held by Lay Charitable Remainder Unitrust, and (b) 90,506 shares of common stock held by Lay Living Trust.

(5)	The ownership information shown is based solely on information contained in Amendment No. 2 to Schedule 13G dated February 9, 2004 filed with the Commission by Royce and Associates LLC (Royce) with respect to ownership of shares of common stock, which indicated that Royce has sole dispositive power with respect to all 1,831,300 shares. Royce, a registered investment adviser, is deemed to be the beneficial owner of such shares as a result of acting as investment adviser to various registered investment companies.

Item 13. Certain Relationships and Related Transactions

     There were no material transactions, or series of similar transactions, since the beginning of our last fiscal year, or any currently proposed transactions, or series of similar transactions, to which we are a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest, nor were there any other transactions or any indebtedness of management required to be reported under this Item 13.

Item 14. Principal Accountant Fees and Services

Accountant Fees

     The following is a summary of the fees incurred by ViaSat from PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended April 2, 2004 and March 31, 2003:

Fee Category	Fiscal 2004 Fees	Fiscal 2003 Fees
Audit Fees	$423,000	$427,320
Audit Related Fees	17,500	16,100
Tax Fees	36,727	135,139
All Other Fees	1,500	6,700

Total Fees	$478,727	$585,259

     Audit Fees. Consists of fees incurred for professional services rendered for the audit of ViaSat’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements.

     Audit-Related Fees. Consists of fees incurred for assurance and related services that are reasonably related to the performance of the audit or review of ViaSat’s consolidated financial statements and are not reported under “Audit Fees.” These services include employee benefit plan audits and consultations concerning financial accounting and reporting standards.

     Tax Fees. Consists of fees incurred for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, and international tax planning.

     All Other Fees. Consists of fees for products and services other than the services reported above.

Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of the Company’s Independent Auditors

     The Audit Committee has established a policy that all audit and permissible non-audit services provided by the Company’s independent auditors will be pre-approved by the Audit Committee. These services may include audit services, audit-related services, tax services and other services. The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of the Company’s auditors. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Company’s independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. There are no exceptions to the policy of securing pre-approval of the Audit Committee for any service provided by the Company’s independent accounting firm. Four percent of these services were approved by the Audit Committee of ViaSat under paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X in fiscal year 2004. Prior to May 6, 2003, ViaSat was not subject to Rule 2-01(c)(7) of Regulation S-X.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

     (a) Documents filed as part of the report:

                                3.  Exhibits

Exhibit
Numbers	Description of Exhibit
3.1	First Amended and Restated Bylaws of ViaSat, Inc.(11)

3.2	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.(5)

4.1	Form of Common Stock Certificate.(1)

10.1	Warrants to purchase shares of common stock of ViaSat, Inc. issued to COMSAT Corporation.(6)

10.2	Form of Invention and Confidential Disclosure Agreement by and between ViaSat, Inc. and each employee of ViaSat, Inc.(1)

10.3	The 1996 Equity Participation Plan of ViaSat, Inc.(12)

10.4	Form of Incentive Stock Option Agreement under the 1996 Equity Participation Plan.(1)

10.5	Form of Nonqualified Stock Option Agreement under the 1996 Equity Participation Plan.(1)

10.6	The ViaSat, Inc. Employee Stock Purchase Plan, as amended.(4)

10.7	ViaSat, Inc. 401(k) Profit Sharing Plan.(1)

10.8	Amended and Restated Revolving Loan Agreement executed December 31, 2002 by and among Union Bank of California, Comerica Bank — California and ViaSat, Inc.(7)(14)

10.9	Amendment No. 1 to the Amended and Restated Revolving Loan Agreement executed March 26, 2003 by and among Union Bank of California Comerica Bank — California and ViaSat, Inc.(8)

10.10	Amendment No. 2 to the Amended and Restated Revolving Loan Agreement executed March 31, 2003 by and among Union Bank of California Comerica Bank — California and ViaSat, Inc.(8)

10.11	Amendment No. 3 to the Amended and Restated Revolving Loan Agreement executed August 12, 2003 by and among Union Bank of California Comerica Bank — California and ViaSat, Inc.(8)

10.12	Amendment No. 4 to the Amended and Restated Loan Agreement executed January 2, 2004 by and among Union Bank of California Comerica Bank — California and ViaSat, Inc.(13)

10.13	Lease, dated March 24, 1998, by and between W9/LNP Real Estate Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, California).(2)

10.14	Award/Contract, effective January 20, 2000, issued by Space and Naval Warfare Systems to ViaSat, Inc.(3)

Exhibit
Numbers	Description of Exhibit

21.1	Subsidiaries.(13)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.(9)

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(9)(10)(13)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)(10)

99.1	Unaudited financial statements of Immeon Networks LLC, December 31, 2003.(10)

(1)	Incorporated by reference to ViaSat’s Registration Statement on Form S-1, filed with the Commission on October 1, 1996 (File No. 333-13183), as amended by Amendment No. 1, filed with the Commission on November 5, 1996, Amendment No. 2, filed with the Commission on November 20, 1996, and Amendment No. 3, filed with the Commission on November 22, 1996.

(2)	Incorporated by reference to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998, filed with the Commission on June 29, 1998.

(3)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999, filed with the Commission on February 14, 2000.

(4)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed with the Commission on August 14, 2000.

(5)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed with the Commission on November 14, 2000.

(6)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, filed with the Commission on November 14, 2001.

(7)	Incorporated by reference to ViaSat’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002, filed with the Commission on February 14, 2003.

(8)	Incorporated by reference to ViaSat’s Current Report on Form 8-K/A, filed with the Commission on June 28, 2004.

(9)	Previously filed in ViaSat’s Annual Report on Form 10-K for the fiscal year ended April 2, 2004, filed with the Commission on June 16, 2004.

(10)	Previously filed in ViaSat’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended April 2, 2004, filed with the Commission on June 28, 2004.

(11)	Incorporated by reference to ViaSat’s Registration Statement on Form S-3 (File No. 116468), filed with the Commission on June 14, 2004.

(12)	Incorporated by reference to ViaSat’s Proxy Statement on Schedule 14A, filed with the Commission on July 29, 2003.

(13)	Filed herewith.

(14)	Certain portions of this exhibit have been redacted pursuant to a request for confidential treatment filed by ViaSat, Inc.

(c) Exhibits

The exhibits required by this Item are listed under Item 15(a)(3).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

By: /s/ MARK D. DANKBERG

Mark D. Dankberg Chairman and Chief Executive Officer

Date: July 6, 2004

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK D. DANKBERG Mark D. Dankberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	July 6, 2004

/s/ RONALD G. WANGERIN Ronald G. Wangerin	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	July 6, 2004

/s/ ROBERT W. JOHNSON	Director	July 6, 2004
Robert W. Johnson

/s/ JEFFREY M. NASH	Director	July 6, 2004
Jeffrey M. Nash

/s/ B. ALLEN LAY	Director	July 6, 2004
B. Allen Lay

/s/ MICHAEL B. TARGOFF	Director	July 6, 2004
Michael B. Targoff