Form 10-Q
period 2004-07-02
VIASAT INC
filed 2004-08-10
CIK 797721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 2, 2004.

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

     The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of July 30, 2004 was 26,757,811.

VIASAT, INC.

PART I Financial Information

Item 1. Financial Statements

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
(In thousands)

	July 2, 2004	April 2, 2004
Assets
Current assets:
Cash and cash equivalents	$19,400	$18,510
Short-term investments	160	160
Accounts receivable, net	112,940	110,766
Inventories	30,215	30,357
Deferred income taxes	5,487	5,487
Prepaid expenses and other current assets	10,242	9,251

Total current assets	178,444	174,531
Goodwill	19,492	19,492
Other intangible assets, net	25,674	27,632
Property and equipment, net	31,584	32,052
Other assets	18,405	18,975

Total assets	$273,599	$272,682

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,629	$32,635
Accrued liabilities	25,957	34,050

Total current liabilities	60,586	66,685
Other liabilities	3,487	2,944

Total liabilities	64,073	69,629

Commitments and Contingencies (Note 8)
Minority interest in consolidated subsidiary	597	578

Stockholders’ equity:
Common stock	3	3
Paid in capital	162,349	159,323
Retained earnings	46,584	43,021
Accumulated other comprehensive income (loss)	(7)	128

Total stockholders’ equity	208,929	202,475

Total liabilities and stockholders’ equity	$273,599	$272,682

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	July 2, 2004	July 4, 2003
Revenues	$84,170	$59,264
Cost of revenues	62,776	43,325

Gross profit	21,394	15,939
Operating expenses:
Selling, general and administrative	12,213	10,324
Independent research and development	1,844	3,718
Amortization of intangible assets	1,958	1,960

Income (loss) from operations	5,379	(63)
Other income (expense):
Interest income	19	1
Interest expense	(30)	(167)
Minority interest	(34)	(48)

Income (loss) before income taxes	5,334	(277)
Provision (benefit) for income taxes	1,771	(740)

Net income	$3,563	$463

Basic net income per share	$.13	$.02

Diluted net income per share	$.13	$.02

Shares used in basic net income per share computation	26,587	26,139

Shares used in diluted net income per share computation	28,276	26,858

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(In thousands)

	Three Months Ended
	July 2, 2004	July 4, 2003
Cash flows from operating activities:
Net income	$3,563	$463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,490	2,642
Amortization of intangible assets and software	2,847	2,415
Deferred income taxes	1	(832)
Minority interest in consolidated subsidiary	19	33
Non-cash compensation	—	(5)
Tax benefit from exercise of stock options	816	—
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(2,197)	(4,702)
Inventory	120	(1,478)
Other assets	(1,313)	(3,480)
Accounts payable	1,995	2,409
Accrued liabilities	(8,093)	7,069
Other liabilities	566	(312)

Net cash provided by operating activities	814	4,222

Cash flows from investing activities:
Purchases of short-term investments, net	—	(1)
Purchases of property and equipment, net	(2,025)	(1,346)

Net cash used in investing activities	(2,025)	(1,347)

Cash flows from financing activities:
Proceeds from (repayment of) line of credit, net	—	(2,000)
Proceeds from issuance of common stock, net of issuance costs	2,210	842

Net cash provided by (used in) financing activities	2,210	(1,158)
Effect of exchange rate changes on cash	(109)	22

Net increase in cash and cash equivalents	890	1,739
Cash and cash equivalents at beginning of period	18,510	4,111

Cash and cash equivalents at end of period	$19,400	$5,850

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)
(In thousands, except share data)

	Common Stock				Accumulated Other
	Number of		Paid in	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total	Income
Balance at April 2, 2004	26,540,159	$3	$159,323	$43,021	$128	$202,475
Exercise of stock options	167,274		1,408			1,408
Issuance of stock under Employee Stock Purchase Plan	49,044		802			802
Tax benefit from exercise of stock options			816			816
Net income				3,563		3,563	$3,563
Foreign currency translation					(135)	(135)	(135)

Comprehensive income							$3,428

Balance at July 2, 2004	26,756,477	$3	$162,349	$46,584	$(7)	$208,929

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation

     The accompanying condensed consolidated balance sheet as of July 2, 2004, the condensed consolidated statements of operations for the three months ended July 2, 2004 and July 4, 2003, the condensed consolidated statements of cash flows for the three months ended July 2, 2004 and July 4, 2003, and the condensed consolidated statement of stockholders’ equity for the three months ended July 2, 2004 have been prepared by the management of ViaSat, Inc., and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended April 2, 2004 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended April 2, 2004 included in our 2004 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

     Our consolidated financial statements include the assets, liabilities and results of operations of TrellisWare Technologies, Inc., a majority owned subsidiary of ViaSat. All significant intercompany amounts have been eliminated.

     Our fiscal year is the 52 or 53 weeks ending on the Friday closest to March 31 of the specified year. For example, references to fiscal year 2005 refer to the fiscal year ending on April 1, 2005. Our quarters for fiscal year 2005 end on July 2, 2004, October 1, 2004, December 31, 2004 and April 1, 2005.

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

     At July 2, 2004, we had stock-based compensation plans from which incentive stock options may be granted to our key employees and non-qualified stock options may be granted to key employees, directors, officers, independent contractors, and consultants. We measure compensation expense for options issued to employees, directors and officers under those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” Generally, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The estimated fair value of options is amortized to expense over the vesting period. We elect to use the disclosure only provisions of SFAS 123. Had compensation expense for employees, directors and officers stock options been determined based on the fair value of the options on the date of the grant, net income (loss) and net income (loss) per share would have resulted in the pro forma information presented below for the three months ended July 2, 2004 and July 4, 2003:

	Three Months Ended
	July 2, 2004	July 4, 2003
	(In thousands, except per share data)
Net income as reported	$3,563	$463
Stock based compensation included in net income	—	22
Stock based employee compensation expense under fair value based method	(2,068)	(3,462)

Pro forma net income (loss)	$1,495	$(2,977)
Basic earnings (loss) per share
As reported	$.13	$0.02
Pro forma	$.06	$(0.11)
Diluted earnings (loss) per share
As reported	$.13	$0.02
Pro forma	$.05	$(0.11)

     These pro forma amounts may not be representative of future costs since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

Note 2 — Revenue Recognition

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

Note 3 — Earnings Per Share

     Potential common stock of 1,688,941 and 718,846 shares for the three months ended July 2, 2004 and July 4, 2003, respectively, were included in the calculation of diluted earnings per share. Antidilutive shares excluded from the calculation were 237,398 and 2,752,962 shares for the three months ended July 2, 2004 and July 4, 2003, respectively. Potential common stock is primarily comprised of options granted under our stock option plans.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 — Composition of Certain Balance Sheet Captions (in thousands)

	July 2,	April 2,
	2004	2004
Accounts receivable, net:
Billed	$45,517	$53,539
Unbilled	67,631	57,606
Allowance for doubtful accounts	(208)	(379)

	$112,940	$110,766

Inventories:
Raw materials	$15,995	$17,299
Work in process	4,118	4,757
Finished goods	10,102	8,301

	$30,215	$30,357

Prepaid expenses and other current assets:
Income taxes receivable	$2,047	$3,130
Prepaid expenses	7,110	5,126
Other	1,085	995

	$10,242	$9,251

Other intangible assets, net:
Technology	$26,770	$26,770
Contracts and relationships	9,736	9,736
Non-compete agreement	7,950	7,950
Other intangibles	6,875	6,875

	51,331	51,331
Less accumulated amortization	(25,657)	(23,699)

	$25,674	$27,632

Property and equipment, net:
Machinery and equipment	$37,226	$35,628
Computer equipment and software	27,355	26,347
Furniture and fixtures	3,338	3,313
Construction in progress	4,304	4,902

	72,223	70,190
Less accumulated depreciation	(40,639)	(38,138)

	$31,584	$32,052

Other assets:
Capitalized software costs, net	$12,882	$13,771
Deferred income taxes	4,519	4,520
Other	1,004	684

	$18,405	$18,975

Accrued liabilities:
Current portion of warranty reserve	$1,995	$1,945
Accrued vacation	4,806	4,410
Accrued bonus	1,846	4,382
Accrued 401(k) matching contribution	694	2,321
Collections in excess of revenues	11,405	16,040
Other	5,211	4,952

	$25,957	$34,050

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

     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the three months ended July 2, 2004	$1,958
Expected for the remainder of fiscal year 2005	4,684
Expected for fiscal year 2006	6,048
Expected for fiscal year 2007	5,378
Expected for fiscal year 2008	4,508
Expected for fiscal year 2009	3,760

Note 6 — Notes Payable and Line of Credit

     On August 12, 2003, we executed an amendment to our Amended and Restated Revolving Loan Agreement with Union Bank of California and Comerica Bank, extending the maturity date from September 30, 2003 to September 30, 2004 and increasing the commitment from $20 million to $30 million. We expect to extend the current loan agreement or enter into a new loan agreement prior to September 30, 2004. Under the revolving facility we have the option to borrow at the bank’s prime rate or at LIBOR plus, in each case, an applicable margin based on the ratio of our total debt to EBITDA (income from operations plus depreciation and amortization). The revolving facility contains financial covenants that set maximum debt to EBITDA limits, minimum quarterly EBITDA limits, minimum quick ratio limit and a minimum tangible net worth limit. The revolving loan facility is collateralized by our cash, accounts receivable and inventory. At July 2, 2004, we had no outstanding borrowings under the revolving facility and amounts outstanding under standby letters of credit were $6.3 million, leaving borrowing availability under the revolving facility of $23.7 million. We were in compliance with our loan covenants at July 2, 2004.

Note 7 — Product Warranty

     We provide limited warranties on most of our products for periods of up to five years. We record a liability for our warranty obligations when products are shipped based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products the warranty costs estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failure that may occur. It is possible that our underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in our warranty accrual during the three months ended July 2, 2004 and July 4, 2003 (in thousands).

	For the three months	For the three months
	ended July 2, 2004	ended July 4, 2003
Balance, beginning of period	$4,451	$2,327
Change in liability for warranties issued in period	1,242	1,039
Settlements made (in cash or in kind) during the period	(649)	(263)

Balance, end of period	$5,044	$3,103

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8 — Commitments and Contingencies

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

     We have amended our lease agreement for our main campus in Carlsbad. The terms of the amendment include the construction of a fourth building which will increase our leased space at this location to a total of 240,000 square feet and will extend the lease term to ten years beyond the date we fully occupy the fourth building, which is estimated to be the fall of 2006.

Note 9 — Income Taxes

     The effective income tax rate for the three months ended July 2, 2004 is 33.2%, which is consistent with the estimated annual effective tax rate for the fiscal year ending April 1, 2005. The estimated tax rate is different from the expected statutory rate due to deductions for state taxes and research and development tax credits. For the three months ended July 4, 2003, we applied a 40% tax rate to the loss before income taxes and combined the results with the research and development tax credit estimated for the period resulting in a tax benefit. Since the research and development tax credit is not variable to income, fluctuations in estimated annual income before income taxes can cause disproportionate changes in the tax provision (benefit).

     Our effective tax rate of 33.2% for fiscal 2005 is a few percentage points higher than previously planned as the federal tax credit for research and development expenses expired at June 30, 2004. If a reinstatement is made of the federal tax credit for research and development expenses, we will have a lower effective tax rate. In the event of a reinstatement federal tax credit for research and development expenses, the amount of the reduction in our tax rate will depend on the effective date and terms of the reinstatement.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10 — Segment Information

     Our commercial and government segments are primarily distinguished by the type of customer and the related contractual requirements. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics, which differ from the commercial segment. Therefore, we are organized primarily on the basis of products with commercial and government (defense) communication applications. Reporting segments are determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. Segment data includes intersegment revenues and operating profits. The following table summarizes revenues and operating profits by reporting segment for the three months ended July 2, 2004 and July 4, 2003. Certain corporate general and administrative costs, amortization of intangible assets and charges of acquired in-process research and development are not allocated to either segment and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit. Certain assets are not tracked by reporting segment. Consequently, it is not practical to show assets by reporting segments. Depreciation expense is allocated to reporting segments as an overhead charge based on direct labor dollars within the reporting segments.

	Three months ended
	July 2, 2004	July 4, 2003
Revenues
Commercial	$47,447	$32,352
Government	38,054	27,520
Elimination of intersegment revenues	(1,331)	(608)

Total revenues	84,170	59,264
Operating profits (losses)
Commercial	2,370	(545)
Government	5,662	2,820
Elimination of intersegment operating profits	(71)	—

Segment operating profit (loss) before corporate and amortization	7,961	2,275
Corporate	(624)	(378)
Amortization of intangibles	(1,958)	(1,960)

Income (loss) from operations	$5,379	$(63)

Revenue information by geographic area for the three month periods ended July 2, 2004 and July 3, 2003 is as follows (in thousands):

	Three months ended
	July 2, 2004	July 4, 2003
North America	$68,881	$49,238
Europe	5,412	3,356
Asia Pacific	9,010	6,545
Latin America	867	125

	$84,170	$59,264

We distinguish revenues from external customers by geographic areas based on customer location.

The net book value of long-lived assets located outside the United States was $45,000 at July 2, 2004 and $168,000 at July 4, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in ViaSat’s Annual Report on Form 10-K for the year ended April 2, 2004, as amended, filed with the Securities and Exchange Commission.

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

General

     ViaSat was incorporated in 1986 and completed its initial public offering in 1996. We are a leading provider of advanced digital satellite communications and other wireless networking and signal processing equipment and services to the government and commercial markets. Based on our history and extensive experience in complex defense communications systems, we believe we have developed the capability to design and implement innovative communications solutions, which enhance bandwidth utilization by applying our sophisticated networking and digital signal processing techniques. Our goal is to leverage our advanced technology and capabilities to capture a considerable share of the global satellite communications equipment and services segment of the broadband communications market for both government and commercial customers.

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

     We have been increasing our focus in recent years on offering satellite based communications products and systems solutions to address commercial market needs. In pursuing this strategy, we have acquired three strategic satellite communication equipment providers: (1) the Satellite Networks Business of Scientific-Atlanta in fiscal year 2001; (2) Comsat Laboratories products’ business from Lockheed Martin in fiscal year 2002; and (3) US Monolithics, LLC in fiscal year 2002. Our commercial business accounts for approximately 56% of our revenues in the first three months of fiscal year 2005, 54% of our revenues in fiscal year 2004 and 56% of our revenues in fiscal year 2003. To date, our principal commercial offerings include Very Small Aperture Terminals (VSATs), broadband internet equipment over satellite, network control systems, network integration services, network operation services, gateway infrastructure, antenna systems and other satellite ground stations. In addition, based on our advanced satellite technology and systems integration experience, we won several important projects in the three key broadband markets: enterprise, consumer and in-flight mobile applications.

     Our commercial business offers an end-to-end capability to provide customers with a broad range of satellite communication and other wireless communications equipment solutions including:

•	Consumer broadband products and solutions to customers based on DOCSIS or DVB-RCS-based technology,

•	Mobile broadband products and systems for in-flight, maritime and ground mobile broadband applications,

•	Enterprise VSAT networks products and services,

•	Antenna systems for commercial and defense applications and customers,

•	Satellite networking systems design and technology development, and

•	MMIC design and development, with an emphasis in systems engineering of packaged components, which specializes in high-frequency communication technology design and development.

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

Overview

Quarterly Highlights

     Revenues for the first quarter of fiscal year 2005 were $84.2 million, with net income of $3.6 million. During this quarter, the following developments occurred with respect to key elements of our business:

•	We were awarded a delivery order valued at approximately $47 million for MIDS terminals from The Space and Naval Warfare Systems Command (SPAWAR), San Diego. The order included LVT(1) airborne and LVT(2) ground-based Low Volume Terminals under the Indefinite Delivery/Indefinite Quantity contract awarded in January 2000. Delivery of the Lot 5 units is expected to begin in June of next year and continue through the first quarter of ViaSat’s fiscal year 2007.

•	Our MIDS terminal was approved for full-rate production for Navy tactical platforms. The MIDS terminal was approved for U.S. Air Force and U.S. Army full-rate production last year.

•	We finalized a contract with Telesat to supply gateways and terminals for Telesat’s consumer Ka-band services on the Anik F2 satellite. We expect to deliver and install a complete Ka-band broadband satellite system including gateways, a network management system and terminals, based on our SurfBeam® product line.

•	We were selected by Connexion by Boeing, for the design, development and initial production of 55 airborne broadband terminals for the business aviation market. We already produce airborne and ground receiver and transmitter subsystems for Connexion by Boeing service on commercial airlines.

•	We expect to expand Immeon shared-hub services to all Havertys Furniture Company locations under a new four-year agreement. Havertys, an Immeon customer since 2001, is rolling out the satellite communication network services to 114 retail stores, six distribution/delivery centers and its headquarters, to provide a variety of business continuity, email, and content delivery services. The Immeon shared-hub service uses

LinkStar broadband VSAT system and is a hub-based satellite network that provides efficient and fast two-way, broadband-on-demand services.

•	We will supply a LinkStar broadband satellite communications network to Smart Digital Communications Bhd in Malaysia to provide high-speed Internet Access to more than 1,500 schools.

•	We are supplying a LinkStar broadband satellite communications network to SiriCOMM Inc. that will provide wide area networking for SiriCOMM fleet applications and Internet access for Wi-Fi networking services located at highway travel centers nationwide. SiriCOMM signed a five-year, 400-location service agreement, for ViaSat Immeon shared-hub VSAT services, hardware, and installation.

     There are a number of large new business opportunities we are continuing to pursue in our fiscal year 2005. In the government segment, the opportunities include international MIDS orders, new joint tactical radio system contracts, more funding for current information assurance projects, new information assurance contracts using our HAIPIS technology, and orders for our new KG-250 product. In our commercial segment, the opportunities include new production orders for consumer and mobile broadband systems, further penetration in the North American enterprise VSAT market and new antenna systems programs. The timing of these orders is not entirely predictable, so our new business awards and revenue outlook may vary somewhat from quarter-to-quarter or even year-to-year.

     Our operating objective for income from operations, excluding the the income statement line “Amortization of intangible assets”, is ten percent of revenues. To the extent we are not generating sufficient gross profit from revenues, we strive to adjust other operating expenses to achieve this objective. Due to the need to rebuild our backlog, to expand our product portfolio, the high level of customer funded research and development and our operating performance, we have not achieved this operating objective for the past three fiscal years, however, as fiscal year 2005 progresses we expect to achieve the ten percent operating objective on a quarterly basis.

     Our increased capital needs for fiscal year 2005 as compared to fiscal year 2004 will continue as we expand our facilities, production test equipment, lab development equipment and VSAT network operations needs to meet customer program requirements and growth forecasts. Our facility needs have normally been met with long-term lease agreements, but we do anticipate additional tenant improvements over the next two fiscal years associated with our expansion. Additionally, as our employee base increases, the need for additional computers and other equipment will also increase.

     We have amended our lease agreement for our main campus in Carlsbad. The terms of the amendment include the construction of a fourth building which will increase our leased space at this location to a total of 240,000 square feet and will extend the lease term to ten years beyond the date we fully occupy the fourth building, which is estimated to be the fall of 2006.

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

     We did not capitalize any costs related to software developed for resale in the three month periods ended July 2, 2004 or July 4, 2003. Amortization expense of software development costs for the three months ended July 2, 2004 was $889,000 and for the three months ended July 4, 2003 was $457,000. These software development costs are part of other assets on the balance sheet and we record the related amortization expense as a charge to cost of revenues on the statement of operations.

Allowance for doubtful accounts

     We make estimates of the collectibility of our accounts receivable based on historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a significant portion of our sales has been to the U.S. government. More recently, commercial customers comprise a larger part of our revenues. Our accounts receivables balance was $112.9 million, net of allowance for doubtful accounts of $208,000 as of July 2, 2004.

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

Goodwill and other intangible assets

     We account for our goodwill under Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets. The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the value below carrying value represents the amount of goodwill impairment. We test goodwill for impairment during the fourth quarter every fiscal year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

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

Impairment of long-lived assets (Property and equipment and other intangible assets)

     We adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets on April 1, 2002. In accordance with SFAS No. 144, we assess potential impairments to our long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. We have not identified any such impairments.

Income tax valuation allowance

     On a quarterly basis, management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance as of year-end. Realization of our net deferred tax assets as of July 2, 2004 depends on our ability to generate sufficient future income. We believe that it is more likely than not that we will realize our net deferred tax assets based on forecasted income. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income.

Results of Operations

     The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Three Months Ended
	July 2, 2004	July 4, 2003
Revenues	100.0%	100.0%
Cost of revenues	74.6	73.1

Gross profit	25.4	26.9
Operating expenses:
Selling, general and administrative	14.5	17.4
Independent research and development	2.2	6.3
Amortization of intangible assets	2.3	3.3

Income (loss) from operations	6.4	(0.1)
Income (loss) before income taxes	6.3	(0.5)
Provision (benefit) for income taxes	2.1	(1.3)

Net income	4.2	0.8

Three Months Ended July 2, 2004 vs. Three Months Ended July 4, 2003

     Revenues.

	Three Months Ended		Dollar Increase	Percentage Increase
(In millions, except percentages)	July 2, 2004	July 4, 2003	(Decrease)	(Decrease)
Revenues	$84.2	$59.3	$24.9	42.0%

     The increase in revenues was due to our beginning backlog of $281.6 million and near record setting quarterly customer awards of $101.9 and the conversion of certain backlog and awards into revenues. Revenues gains were experienced in both our government and commercial segments.

     Gross Profit.

	Three Months Ended		Dollar Increase	Percentage Increase
(In millions, except percentages)	July 2, 2004	July 4, 2003	(Decrease)	(Decrease)
Gross profit	$21.4	$16.0	$5.4	33.8%
Percentage of revenues	25.4%	26.9%

     Gross profit dollars grew from the increase in revenue, but gross profit percentage fell slightly compared to last year. The gross profit percentage is not as high as last year due to cost overruns experienced on consumer broadband development programs year over year, whereby suppressing overall gross margins.

     Selling, General and Administrative Expenses.

	Three Months Ended		Dollar Increase	Percentage Increase
(In millions, except percentages)	July 2, 2004	July 4, 2003	(Decrease)	(Decrease)
Selling, general and administrative	$12.2	$10.3	$1.9	18.4%
Percentage of revenues	14.5%	17.4%

     Selling, General and Administrative (SG&A) expenses increased principally from selling expenses related to the pursuit of commercial segment programs of $1.6 million and higher bid and proposal costs in the government segment of $0.3 million. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

     Independent Research and Development.

	Three Months Ended		Dollar Increase	Percentage Increase
(In millions, except percentages)	July 2, 2004	July 4, 2003	(Decrease)	(Decrease)
Independent research and development	$1.8	$3.7	$(1.9)	(51.4)%
Percentage of revenues	2.2%	6.3%

     The decrease in independent research and development (IR&D) expenses reflects the reduced efforts for company funded development projects due to our higher level of customer funded development currently reflected in revenues and cost of revenues.

     Amortization of Intangible Assets. The intangible assets from acquisitions in fiscal year 2001 and in fiscal year 2002 are being amortized over useful lives ranging from two to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized.

     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the three months ended July 2, 2004	$1,958
Expected for the remainder of fiscal year 2005	4,684
Expected for fiscal year 2006	6,048
Expected for fiscal year 2007	5,378
Expected for fiscal year 2008	4,508
Expected for fiscal year 2009	3,760

     Interest Expense. Interest expense decreased to $30,000 for the three months ended July 2, 2004 from $167,000 for the three months ended July 4, 2003. Interest expense relates to short-term borrowings under our line of credit to cover working capital requirements. The decrease in interest expense was from lower loan costs and lower outstanding borrowings. Outstanding borrowings under our line of credit were zero at July 2, 2004 and $8.0 million at July 4, 2003.

     Interest Income. Interest income increased to $19,000 for the three months ended July 2, 2004 from $1,000 for the three months ended July 4, 2003.

     Provision (Benefit) for Income Taxes. Our effective income tax rate was a provision of 33.2% for the three months ended July 2, 2004 compared to a benefit of 267% for the three months ended July 4, 2003. We generate research and development tax credits that are not variable to income, so when there is a loss before tax as it was for the three months ended July 4, 2003, the tax credits increase the tax benefit. For the three months ended July 2, 2004, we have income before tax so the tax credits reduce the tax provision. Therefore, the annual effective tax rate for the three months ended July 2, 2004 cannot be meaningfully compared to the effective tax rate for the three months ended July 4, 2003. Our effective tax rate of 33.2% for fiscal 2005 is a few percentage points higher than previously planned as the federal tax credit for research and development expenses expired at June 30, 2004. If a reinstatement is made of the federal tax credit for research and development expenses, we will have a lower effective tax rate. In the event of a reinstatement federal tax credit for research and development expenses, the amount of the reduction in our tax rate will depend on the effective date and terms of the reinstatement.

Our Segment Results for the Three Months Ended July 2, 2004 vs. Three Months Ended July 4, 2003

Government Segment

     Revenues.

	Three Months Ended		Dollar Increase	Percentage Increase
(In millions, except percentages)	July 2, 2004	July 4, 2003	(Decrease)	(Decrease)
Revenues	$38.1	$27.5	$10.6	38.5%

     The government segment received awards of $63.2 million for the first quarter of fiscal year 2005 compared to $35.2 million for the first quarter of fiscal year 2004. The conversion of certain backlog and orders to revenue contributed to revenue growth. Increased revenues were experienced in the following areas: $4.2 million for tactical networking and information assurance systems and products, $2.9 million for tactical data links, principally our MIDS units, and $2.6 million for government broadband systems, principally new government VSAT networks, for the first quarter of fiscal year 2005 over the first quarter of fiscal year 2004.

     Segment Operating Profit.

	Three Months Ended		Dollar Increase	Percentage Increase
(In millions, except percentages)	July 2, 2004	July 4, 2003	(Decrease)	(Decrease)
Operating profit	$5.7	$2.8	$2.9	103.6%
Percentage of revenues	15.0%	10.2%

     The increase in segment operating profit dollars was primarily related to the impact from increased revenue quarter over quarter of $1.7 million, improved gross profit in our mobile satcom systems products due to improved manufacturing efficiencies of $0.4 million and lower segment research and development expenses of $0.7 million.

Commercial Segment

     Revenues.

	Three Months Ended		Dollar Increase	Percentage Increase
(In millions, except percentages)	July 2, 2004	July 4, 2003	(Decrease)	(Decrease)
Revenues	$47.4	$32.4	$15.0	46.3%

     The increase in revenues reflects improved competitive positioning across all our commercial products, more favorable market conditions in the commercial telecommunications market for our VSAT network products and further development of our in-flight and consumer satellite broadband internet systems. Revenue increases were comprised of $6.7 million for consumer and mobile broadband, $5.1 million for enterprise VSAT networks and $2.7 million for antenna systems for the first quarter of fiscal year 2005 over the first quarter of fiscal year 2004.

     Segment Operating Profit.

	Three Months Ended		Dollar Increase	Percentage Increase
(In millions, except percentages)	July 2, 2004	July 4, 2003	(Decrease)	(Decrease)
Operating profit	$2.4	$(0.5)	$2.9	580%
Percentage of revenues	5.0%	(1.7)%

     The increase in segment operating profit dollars was attributable to the impact from increased revenue quarter over quarter in antenna systems and enterprise VSAT networks programs of $2.9 million and lower company funded research and development expense of $1.2 million, offset by higher segment selling expenses of $1.6 million.

Backlog

     As reflected in the table below, funded and total backlog increased during the first quarter of the year with the increases coming from both our government and commercial segments. New contract awards increased backlog to a new all-time high for ViaSat.

	July 2, 2004	April 2, 2004
	(in millions)
Firm backlog
Government segment	$168.1	$142.9
Commercial segment	131.2	138.7

Total	$299.3	$281.6

Funded backlog
Government segment	$146.7	$119.6
Commercial segment	131.2	138.7

Total	$277.9	$258.3

Contract options	$23.9	$25.8

     The firm backlog does not include contract options. Of the $299.3 million in firm backlog, approximately $139.0 million is expected to be delivered during the remaining nine months of fiscal year 2005, and the balance is expected to be delivered in fiscal year 2006 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.

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

     The cash needs of the government segment tend to be more of a function of the type of contract rather than customer quality. Also, U.S. government procurement regulations tend to restrict the timing of cash payments on the contract. In the commercial segment, our cash needs are driven primarily by the quality of the customer and the type of contract. The quality of the customer will typically affect the specific contract cash flow and whether financing instruments are required by the customer. In addition, the commercial environment tends to provide for more flexible payment terms with customers, including advance payments.

     Cash provided by operating activities for the first three months of fiscal year 2005 was $0.8 million as compared to cash provided by operating activities for the first three months of fiscal year 2004 of $4.2 million. The decrease in cash provided by operating activities primarily related to the payment of 401(k) and performance bonuses of $6.0 million in the first quarter, compared to zero in the first quarter of fiscal year 2004, offset by cash provided by operations from increased profitability year over year.

     Cash used in investing activities for the first three months of fiscal year 2005 was $2.0 million as compared to cash used in investing activities for the first three months of fiscal year 2005 of $1.3 million. We acquired $2.0 million in equipment in the first three months of fiscal year 2005 compared to acquiring $1.3 million in equipment in the first three months of fiscal year 2004.

     Cash provided by financing activities for the first three months of fiscal year 2005 was $2.2 million as compared to cash used in financing activities for the first three months of fiscal year 2004 of $1.2 million. This increase for the first three months of fiscal year 2005 was primarily the result of net cash payments of $2.0 million on our line of credit in the first three months of fiscal year 2004, partially offset by cash received from the exercise of employee stock options.

     At July 2, 2004, we had $19.6 million in cash, cash equivalents and short-term investments, $117.9 million in working capital and no outstanding borrowings under our line of credit. We had $6.3 million outstanding under standby letters of credit leaving borrowing availability under our line of credit of $23.7 million. At July 4, 2003, we had $6.0 million in cash and cash equivalents and short-term investments, $79.4 million in working capital and $8.0 million in outstanding borrowings under our line of credit.

     On August 12, 2003, we executed an amendment to our Amended and Restated Revolving Loan Agreement with Union Bank of California and Comerica Bank, extending the maturity date from September 30, 2003 to September 30, 2004 and increasing the commitment from $20 million to $30 million. We expect to extend the current loan agreement or enter into a new loan agreement prior to September 30, 2004. Under the revolving facility we have the option to borrow at the bank’s prime rate or at LIBOR plus, in each case, an applicable margin based on the ratio of our total debt to EBITDA (income from operations plus depreciation and amortization). The revolving facility contains financial covenants that set maximum debt to EBITDA limits, minimum quarterly EBITDA limits, minimum quick ratio limit and a minimum tangible net worth limit. The revolving loan facility is collateralized by our cash, accounts receivable and inventory. We were in compliance with our loan covenants at July 2, 2004.

     In June 2004 we filed a universal shelf registration statement with the Securities and Exchange Commission for the future sale of up to $154 million of debt securities, common stock, preferred stock, depositary shares and warrants. Additionally, ViaSat has available $46 million of these securities, which were previously registered under a shelf registration statement ViaSat originally filed in September 2001. Up to $200 million of the securities may now be offered from time to time, separately or together, directly by us or through underwriters at amounts, prices, interest rates and other terms to be determined at the time of the offering. We currently intend to use the net proceeds from the sale of the securities under the shelf registration statement for general corporate purposes, including acquisitions, capital expenditures and working capital.

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

Contractual Obligations

     The following table sets forth a summary of our obligations under operating leases, irrevocable letters of credit, purchase commitments and other long-term liabilities for the periods indicated:

			For the fiscal years
		For the balance of
	Total	fiscal year 2005	2006-2007	2008-2009	After 2009
Operating Leases	$46,068	$4,874	$8,454	$7,037	$25,703
Standby letters of credit	6,306	6,014	292	—	—
Purchase commitments	120,573	73,716	46,857	—	—
Other long-term liabilities	3,487	—	1,836	1,651	—

Total	$176,434	$84,604	$57,439	$8,688	$25,703

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

Off-Balance Sheet Arrangements

     We had no off-balance sheet arrangements at July 2, 2004.

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

Our Reliance on U.S. Government Contracts Exposes Us To Significant Risks

     Approximately 45% of our revenues in the first three months of fiscal year 2005, 46% of our revenues in fiscal year 2004 and 45% of our revenues in fiscal year 2003 were derived from U.S. government applications. Although our commercial business has substantially reduced our dependence on U.S. government business, our U.S. government business will continue to represent a significant portion of our revenues for the foreseeable future. U.S. government business exposes us to various risks, including:

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

A Significant Portion of Our Revenues is Derived from a Few of Our Contracts

     A small number of our contracts account for a significant percentage of our revenues. Historically, our largest revenue producing contracts have been U.S. government contracts related to our UHF DAMA technology, which generated approximately 11% of our revenues in the first three months of fiscal year 2005, 11% of our revenues in fiscal year 2004 and 15% of our revenues in fiscal year 2003. Our five largest contracts generated approximately 24% of our revenues in fiscal year 2004, 29% of our revenues in fiscal year 2003 and 33% of our revenues in fiscal year 2002. The failure of these customers to place additional orders or to maintain these contracts with us for any reason, including any downturn in their business or financial condition, or our inability to renew or replace our contracts with these customers when they expire could materially harm our business and impair the value of our common stock.

We Depend Heavily on the VSAT Market

     We derived approximately 28% of our revenues in the first three months of fiscal year 2005, 28% of our revenues in fiscal year 2004 and 34% of our revenues in fiscal year 2003 from sales of VSAT communications networks. A significant decline in this market or the replacement of VSAT technology by an alternative technology could materially harm our business and impair the value of our common stock.

Our Credit Facility Contains Restrictions that Could Limit Our Ability to Implement Our Business Plan

     The restrictions contained in our line of credit may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. In addition, if we fail to meet the covenants contained in our line of credit, our ability to borrow under our line of credit may be restricted. The line of credit, among other things, restricts our ability to do the following:

•	incur additional indebtedness,

•	create liens on our assets,

•	make certain payments, including payments of dividends in respect of capital stock, consolidate, merge and sell assets,

•	engage in certain transactions with affiliates, and

•	make acquisitions.

In addition, the line of credit requires us to maintain certain ratios, including:

•	debt to EBITDA (income from operations, depreciation and amortization) and

•	quick ratio (sum of cash, accounts receivable and marketable securities to current liabilities),

•	and, to satisfy certain tests, including tests relating to limits on capital expenditures, minimum quarterly EBITDA, and minimum tangible net worth.

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

Our Development Contracts May Be Difficult for Us to Comply With and May Expose Us to Third-Party Claims for Damages

     We are often party to government and commercial contracts involving the development of new products. We derived approximately 29% of our revenues in fiscal year 2004 and 40% of our revenues in fiscal year 2003 from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones. In the past, when we have not complied with the performance obligations or project milestones in a contract, generally, the other party has not elected to terminate the contract or seek damages from us. However, we cannot assure you in the future other parties will not terminate their contracts or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

We May Experience Losses from Our Fixed-Price Contracts

     Approximately 84% of our revenues in the first three months of fiscal year 2005, 89% of our revenues in fiscal year 2004 and 95% of our revenues in fiscal year 2003 were derived from contracts with fixed prices. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. We believe a high percentage of our contracts will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

We Expect to Increase Our Research and Development Costs, Which Could Significantly Reduce Our Profitability

     Our future growth depends on penetrating new markets, adapting existing satellite communications products to new applications, and introducing new communications products that achieve market acceptance. Accordingly, we are actively applying our communications expertise to design and develop new hardware and software products and enhance existing products. We expended $1.8 million in the first three months of fiscal year 2005, $10.0 million in fiscal year 2004 and $16.0 million in fiscal year 2003 in research and development activities. We expect to continue to spend discretionary funds on research and development in the near future. The amount of funds spent on research and development projects is dependent on the amount and mix of customer funded development, the types of technology being developed and the affordability of the technology being developed. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the near future. Our research and development program may not produce successful results, which could materially harm our business and impair the value of our common stock.

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

     Litigation may often be necessary to protect our intellectual property rights and trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. We believe infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will likely be asserted against us in the future. If any claims or actions are asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. We cannot assure you, however, that a license will be available under reasonable terms or at all. Litigation of intellectual property claims could be extremely expensive and time consuming, which could materially harm our business, regardless of the outcome of the litigation. If our products are found to infringe upon the rights of third parties, we may be forced to incur substantial costs to develop alternative products. We cannot assure you we would be able to develop alternative products or, if these alternative products were developed, they would perform as required or be accepted in the applicable markets. Also, we have delivered certain technical data and information to the U.S. government under procurement contracts, and it may have unlimited rights to use that technical data and information. There can be no assurance that the U.S. government will not authorize others to use that data and information to compete with us. If we are unable to address any of the risks described above relating to the protection of our proprietary rights or the U.S. government’s rights with respect to certain technical data and information, it could materially harm our business and impair the value of our common stock.

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

We Depend on the Recruitment and Retention of Personnel with U.S. Government Security Clearances, and Our Failure to Attract and Retain Such Personnel Could Seriously Harm Our Business.

     Due to the specialized nature of our businesses, our future performance is dependent upon the continued services of our key engineering and management personnel with U.S. government security clearances. Our prospects depend in part upon our ability to attract and retain qualified engineering and management personnel for our operations. Competition for personnel with U.S. government security clearances is intense, and we may not be successful in attracting or retaining such qualified personnel. Our failure to compete for these personnel could seriously harm our business, results of operations and financial condition.

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

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions and Currency Fluctuations

     Approximately 21% of our revenues in the first three months of fiscal year 2005, 24% of our revenues in fiscal year 2004 and 27% of our revenues in fiscal year 2003 were derived from international sales. We anticipate international sales will account for an increasing percentage of our revenues over the next several years. Many of these international sales may be denominated in foreign currencies. Because we do not currently engage in nor do we anticipate engaging in material foreign currency hedging transactions, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.

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

Exports of Our Defense Products are Subject to the International Traffic in Arms Regulations and Require a License from the U.S. Department of State Prior to Shipment

     We must comply with the United States Export Administration Regulations and the International Traffic in Arms Regulations, or ITAR. Our products that have military or strategic applications are on the munitions list of the ITAR and require an individual validated license in order to be exported to certain jurisdictions. Any changes in export regulations may further restrict the export of our products, and we may cease to be able to procure export licenses for our products under existing regulations. The length of time required by the licensing process can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. Any restriction on the export of a significant product line or a significant amount of our products could cause a significant reduction in net sales.

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

Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence Over Matters Requiring Stockholder Approval

     As of July 30, 2004, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 20% of our common stock. Accordingly, these stockholders may be able to significantly influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. These stockholders may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. This ownership interest could also have the effect of delaying or preventing a change in control.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     A review of our current litigation is disclosed in the Notes to Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements — Note 8 – Commitments and Contingencies.” We are also engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our results of operations, liquidity or financial position.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Amendment to Lease, dated June 17, 2004, by and between Levine Investments Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, CA).

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On June 28, 2004, we filed a current report on Form 8-K/A dated June 25, 2004, for the purpose of filing unredacted forms of the three amendments that we had previously filed (in redacted form) to our Amended and Restated Loan Agreement with Union Bank of California and Comerica Bank.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIASAT, INC.

August 10, 2004

/s/ Mark D. Dankberg
Mark D. Dankberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Ronald G. Wangerin
Ronald G. Wangerin
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)