Form 10-Q
period 2004-10-01
VIASAT INC
filed 2004-11-10
CIK 797721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 1, 2004.

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

     The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of October 29, 2004 was 26,770,387.

VIASAT, INC.

PART I Financial Information

Item 1. Financial Statements

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	October 1, 2004	April 2, 2004
Assets
Current assets:
Cash and cash equivalents	$11,214	$18,510
Short-term investments	161	160
Accounts receivable, net	125,981	110,766
Inventories	30,742	30,357
Deferred income taxes	5,678	5,487
Prepaid expenses and other current assets	12,669	9,251

Total current assets	186,445	174,531
Goodwill	19,492	19,492
Other intangible assets, net	24,014	27,632
Property and equipment, net	33,840	32,052
Other assets	17,703	18,975

Total assets	$281,494	$272,682

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,404	$32,635
Accrued liabilities	27,157	34,050

Total current liabilities	64,561	66,685
Other liabilities	3,445	2,944

Total liabilities	68,006	69,629

Commitments and contingencies (Note 8)
Minority interest in consolidated subsidiary	673	578

Stockholders’ equity:
Common stock	3	3
Paid in capital	162,458	159,323
Retained earnings	50,329	43,021
Accumulated other comprehensive income	25	128

Total stockholders’ equity	212,815	202,475

Total liabilities and stockholders’ equity	$281,494	$272,682

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Revenues	$82,643	$64,336	$166,813	$123,600
Cost of revenues	62,808	47,525	125,584	90,850

Gross profit	19,835	16,811	41,229	32,750
Operating expenses:
Selling, general and administrative.	10,832	10,859	23,045	21,183
Independent research and development	1,575	2,215	3,419	5,933
Amortization of intangible assets	1,660	1,959	3,618	3,919

Income from operations	5,768	1,778	11,147	1,715
Other income (expense):
Interest income	3	3	22	4
Interest expense	(29)	(103)	(59)	(270)
Minority interest	(120)	(71)	(154)	(119)

Income before income taxes	5,622	1,607	10,956	1,330
Provision (benefit) for income taxes	1,877	(195)	3,648	(935)

Net income	$3,745	$1,802	$7,308	$2,265

Basic net income per share	$.14	$.07	$.27	$.09

Diluted net income per share	$.13	$.07	$.26	$.08

Shares used in basic net income per share computation	26,759	26,234	26,673	26,187

Shares used in diluted net income per share computation	28,049	27,282	28,114	27,042

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	October 1, 2004	October 2, 2003
Cash flows from operating activities:
Net income	$7,308	$2,265
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	5,117	5,245
Amortization of intangible assets and software	5,396	4,825
Deferred income taxes	(153)	(1,170)
Minority interest in consolidated subsidiary	95	75
Non-cash compensation	—	27
Tax benefit from exercise of stock options	816	—
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable, net	(15,234)	(5,561)
Inventories	(397)	988
Other assets	(3,965)	(4,921)
Accounts payable	4,770	(2,475)
Accrued liabilities	(6,890)	14,044
Other liabilities	500	20

Net cash (used in) provided by operating activities.	(2,637)	13,362

Cash flows from investing activities:
Purchases of short-term investments, net	(1)	(1)
Purchases of property and equipment, net	(6,908)	(3,951)

Net cash used in investing activities	(6,909)	(3,952)

Cash flows from financing activities:
Repayment of line of credit, net	—	(4,050)
Proceeds from issuance of common stock, net of issuance costs	2,319	1,025

Net cash provided by (used in) financing activities.	2,319	(3,025)
Effect of exchange rate changes on cash	(69)	76

Net (decrease) increase in cash and cash equivalents	(7,296)	6,461
Cash and cash equivalents at beginning of period	18,510	4,111

Cash and cash equivalents at end of period	$11,214	$10,572

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share data)

	Common Stock				Accumulated Other
	Number of		Paid in	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total	Income
Balance at April 2, 2004	26,540,159	$3	$159,323	$43,021	$128	$202,475
Exercise of stock options	179,184		1,517			1,517
Issuance of stock under Employee Stock Purchase Plan	49,044		802			802
Tax benefit from exercise of stock options			816			816
Net income				7,308		7,308	$7,308
Foreign currency translation					(103)	(103)	(103)

Comprehensive income							$7,205

Balance at October 1, 2004	26,768,387	$3	$162,458	$50,329	$25	$212,815

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation

     The accompanying condensed consolidated balance sheet as of October 1, 2004, the condensed consolidated statements of operations for the three and six months ended October 1, 2004 and October 3, 2003, the condensed consolidated statements of cash flows for the six months ended October 1, 2004 and October 3, 2003, and the condensed consolidated statement of stockholders’ equity for the six months ended October 1, 2004 have been prepared by the management of ViaSat, Inc., and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended April 2, 2004 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended April 2, 2004 included in our 2004 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Significant estimates made by management include revenue recognition, capitalized software, allowance for doubtful accounts, warranty accrual, valuation of goodwill and other intangible assets, and valuation allowance on deferred tax asset.

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

     At October 1, 2004, we had stock-based compensation plans from which incentive stock options may be granted to our key employees and non-qualified stock options may be granted to key employees, directors, officers, independent contractors, and consultants. We measure compensation expense for options issued to employees, directors and officers under those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” Generally, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The estimated fair value of options is amortized to expense over the vesting period. We elect to use the disclosure only provisions of SFAS 123. Had compensation expense for employees, directors and officers stock options been determined based on the fair value of the options on the date of the grant, net income (loss) and net income (loss) per share would have resulted in the pro forma information presented below for the three and six months ended October 1, 2004 and October 3, 2003:

	Three Months Ended		Six Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
	(In thousands, except per share data)		(In thousands, except per share data)
Net income as reported	$3,745	$1,802	$7,308	$2,265
Stock based compensation included in net income	—	5	—	27
Stock based employee compensation expense under fair value based method	(1,966)	(3,024)	(3,868)	(6,326)

Pro forma net income (loss)	$1,779	$(1,217)	$3,440	$(4,034)
Basic earnings (loss) per share
As reported	$0.14	$0.07	$0.27	$0.09
Pro forma	$0.07	$(0.05)	$0.13	$(0.15)
Diluted earnings (loss) per share
As reported	$0.13	$0.07	$0.26	$0.08
Pro forma	$0.07	$(0.05)	$0.13	$(0.15)

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

     We also have contracts and purchase orders where revenue is recorded on delivery of products in accordance with SAB 104. In this situation, contracts and customer purchase orders are used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

     Contract costs on U.S. government contracts, including indirect costs, are subject to audit and negotiations with U.S. government representatives. These audits have been completed and agreed upon through fiscal year 2001. Contract revenues and accounts receivable are stated at amounts which are expected to be realized upon final settlement.

Note 3 — Earnings Per Share

     Potential common stock of 1,290,476 and 1,047,850 shares for the three months ended October 1, 2004 and October 3, 2003, respectively, and 1,441,559 and 855,424 shares for the six months ended October 1, 2004 and October 3, 2003 respectively, were included in the calculation of diluted earnings per share. Antidilutive shares excluded from the calculation were 1,714,995 and 1,946,979 shares for the three months ended October 1, 2004 and October 3, 2003, respectively, and 1,553,759 and 2,233,274 shares for the six months ended October 1, 2004 and October 3, 2003 respectively. Potential common stock is primarily comprised of options granted under our stock option plans.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 — Composition of Certain Balance Sheet Captions (In thousands)

	October 1,	April 2,
	2004	2004
Accounts receivable, net:
Billed	$52,496	$53,539
Unbilled	73,702	57,606
Allowance for doubtful accounts	(217)	(379)

	$125,981	$110,766

Inventories:
Raw materials	$14,881	$17,299
Work in process	6,054	4,757
Finished goods	9,807	8,301

	$30,742	$30,357

Prepaid expenses and other current assets:
Income taxes receivable	$2,942	$3,130
Prepaid expenses	8,501	5,126
Other	1,226	995

	$12,669	$9,251

Other intangible assets, net:
Technology	$26,770	$26,770
Contracts and relationships	9,736	9,736
Non-compete agreement	7,950	7,950
Other intangibles	6,875	6,875

	51,331	51,331
Less accumulated amortization	(27,317)	(23,699)

	$24,014	$27,632

Property and equipment, net:
Machinery and equipment	$38,771	$35,628
Computer equipment and software	27,939	26,347
Furniture and fixtures	3,400	3,313
Construction in progress	6,719	4,902

	76,829	70,190
Less accumulated depreciation	(42,989)	(38,138)

	$33,840	$32,052

Other assets:
Capitalized software costs, net	$11,993	$13,771
Deferred income taxes	4,482	4,520
Other	1,228	684

	$17,703	$18,975

Accrued liabilities:
Current portion of warranty reserve	$2,742	$1,945
Accrued vacation	4,534	4,410
Accrued bonus	1,442	4,382
Accrued 401(k) matching contribution	1,529	2,321
Collections in excess of revenues	11,836	16,040
Other	5,074	4,952

	$27,157	$34,050

Other liabilities:
Accrued warranty	$3,007	$2,506
Deferred income taxes	438	438

	$3,445	$2,944

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

     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the six months ended October 1, 2004	$3,618
Expected for the remainder of fiscal year 2005	3,024
Expected for fiscal year 2006	6,048
Expected for fiscal year 2007	5,378
Expected for fiscal year 2008	4,508
Expected for fiscal year 2009	3,760
Thereafter	1,296

Note 6 — Notes Payable and Line of Credit

     On September 20, 2004, we executed an amendment to our Amended and Restated Revolving Loan Agreement with Union Bank of California and Comerica Bank, extending the maturity date from September 30, 2004 to December 31, 2004. We expect to extend the current loan agreement or enter into a new loan agreement prior to December 31, 2004. Under the revolving facility we have the option to borrow at the bank’s prime rate or at LIBOR plus, in each case, an applicable margin based on the ratio of our total debt to EBITDA (income from operations plus depreciation and amortization). The revolving facility contains financial covenants that set maximum debt to EBITDA limits, minimum quarterly EBITDA limits, minimum quick ratio limit and a minimum tangible net worth limit. The revolving loan facility is collateralized by our cash, accounts receivable and inventory. At October 1, 2004, we had no outstanding borrowings under the revolving facility and amounts outstanding under standby letters of credit were $4.4 million, leaving borrowing availability under the revolving facility of $25.6 million. We were in compliance with our loan covenants at October 1, 2004.

Note 7 — Product Warranty

     We provide limited warranties on most of our products for periods of up to five years. We record a liability for our warranty obligations when products are shipped based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty costs estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failure that may occur. It is possible that our underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in our warranty accrual during the six months ended October 1, 2004 and October 3, 2003 (in thousands).

	For the six months	For the six months
	ended October 1, 2004	ended October 3, 2003
Balance, beginning of period	$4,451	$2,327
Change in liability for warranties issued in period	2,574	2,683
Settlements made (in cash or in kind) during the period	(1,277)	(1,446)

Balance, end of period	$5,748	$3,564

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

     On May 21, 2003, ViaSat filed a complaint against Xetron Corporation. The complaint alleged Xetron failed to deliver conforming radio frequency amplifiers (RFAs) for integration into ViaSat’s Multifunctional Information Distribution System (MIDS) terminals. ViaSat contends that it is entitled to recover in excess of $11 million in damages. On August 14, 2003, Xetron filed a counter-claim against ViaSat alleging ViaSat failed to make proper payments. Xetron claims that its damages total approximately $8 million. The parties’ claims are currently pending in the United States District Court, Southern District of California. ViaSat has an alternative supplier of RFAs, which has allowed ViaSat to meet its applicable customer contractual obligations and delivery schedules. ViaSat intends to vigorously pursue its claims and defend against Xetron’s counter-claims. We have not recorded any accrual for contingent liabilities associated with this legal proceeding based on our belief that a liability, while possible, is not probable or estimable.

Note 9 — Income Taxes

     The effective income tax rate for the three and six months ended October 1, 2004 is 33.4% and 33.3%, respectively, which is consistent with the previously estimated annual effective tax rate for the fiscal year ending April 1, 2005. The estimated tax rate is different from the expected statutory rate due to deductions for state taxes and research and development tax credits. For the three and six months ended October 3, 2003, we applied a 40% tax rate to income before income taxes and combined the results with the research and development tax credit estimated for the period resulting in a tax benefit. Since the research and development tax credit is not variable to income, fluctuations in estimated annual income before income taxes can cause disproportionate changes in the tax provision (benefit).

     On October 4, 2004, the Working Families Tax Relief Act of 2004 (Act) was enacted. The Act, among other things, provided for the extension of the research and development tax credit to January 1, 2006. The research and development tax credit had expired as of June 30, 2004, but the research and development tax credit provision of the Act was retroactively applied to June 30, 2004, extending the research and development tax credit without interruption. Since the date of enactment was after the end of our fiscal quarter ended October 1, 2004, our fiscal year 2005 estimated annual tax provision has been calculated without the effect of the extension of the research and development tax credit. For our quarter ending December 31, 2004, the annual effective tax rate will be re-calculated taking into account the retroactive extension of the research and development tax credit. We estimate our adjusted annual effective tax rate will be approximately 27% for fiscal year 2005. As a result, a catch-up adjustment of approximately $650,000 related to our first and second fiscal quarters will also reduce our tax provision for the three and nine month periods ending December 31, 2004.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10 — Segment Information

     Our commercial and government segments are primarily distinguished by the type of customer and the related contractual requirements. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics, which differ from the commercial segment. Therefore, we are organized primarily on the basis of products with commercial and government (defense) communication applications. Reporting segments are determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. Segment data includes intersegment revenues and operating profits. The following table summarizes revenues and operating profits by reporting segment for the three and six months ended October 1, 2004 and October 3, 2003. Certain corporate general and administrative costs, amortization of intangible assets and charges of acquired in-process research and development are not allocated to either segment and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit. Certain assets are not tracked by reporting segment. Consequently, it is not practical to show assets by reporting segments. Depreciation expense is allocated to reporting segments as an overhead charge based on direct labor dollars within the reporting segments.

	Three months ended		Six months ended
(in thousands)	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Revenues
Commercial	$42,913	$37,123	$90,360	$69,475
Government	41,051	27,672	79,105	55,192
Elimination of intersegment revenues	(1,321)	(459)	(2,652)	(1,067)

Total revenues	82,643	64,336	166,813	123,600
Operating profits (losses)
Commercial	(155)	481	2,215	(64)
Government	8,269	3,764	13,931	6,584
Elimination of intersegment operating profits	(232)	—	(303)	—

Segment operating profit before corporate and amortization	7,882	4,245	15,843	6,520
Corporate	(454)	(508)	(1,078)	(886)
Amortization of intangibles	(1,660)	(1,959)	(3,618)	(3,919)

Income from operations	$5,768	$1,778	$11,147	$1,715

Revenue information by geographic area for the three and six month periods ended October 1, 2004 and October 3, 2003 is as follows:

	Three months ended		Six months ended
(in thousands)	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
North America	$69,949	$53,516	$138,830	$102,754
Europe	8,265	5,789	13,677	9,146
Asia Pacific	4,103	5,005	13,113	11,550
Latin America	326	26	1,193	150

	$82,643	$64,336	$166,813	$123,600

We distinguish revenues from external customers by geographic areas based on customer location.

The net book value of long-lived assets located outside the United States was $48,000 at October 1, 2004 and $107,000 at October 3, 2003.

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

     We have been increasing our focus in recent years on offering satellite based communications products and systems solutions to address commercial market needs. In pursuing this strategy, we have acquired three strategic satellite communication equipment providers: (1) the Satellite Networks Business of Scientific-Atlanta in fiscal year 2001; (2) Comsat Laboratories products’ business from Lockheed Martin in fiscal year 2002; and (3) US Monolithics, LLC in fiscal year 2002. Our commercial business accounted for approximately 52% and 54% of our revenues in the three and six months periods ended October 1, 2004, respectively, and accounted for 54% of our revenues in fiscal year 2004 and 56% of our revenues in fiscal year 2003. To date, our principal commercial offerings include Very Small

Aperture Terminals (VSATs), broadband internet equipment over satellite, network control systems, network integration services, network operation services, gateway infrastructure, antenna systems and other satellite ground stations. In addition, based on our advanced satellite technology and systems integration experience, we won several important projects in the three key broadband markets: enterprise, consumer and in-flight mobile applications.

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

     For the current quarter, our income from operations, excluding the income statement line “Amortization of intangible assets”, is approximately nine percent of revenues. To the extent we are not generating sufficient gross profit from revenues, we strive to adjust other operating expenses to increase this percentage. Due to the need to rebuild our backlog, to expand our product portfolio, the high level of customer funded research and development and our operating performance, we have only slowly improved this percentage over the last few fiscal years. As fiscal year 2005 progresses, we expect to see continued improvement and achieve a higher quarterly profit percentage.

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

     We also have contracts and purchase orders where revenue is recorded on delivery of products in accordance with SAB 104. In this situation, contracts and customer purchase orders are used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

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

     We did not capitalize any costs related to software developed for resale in the six month periods ended October 1, 2004 or October 3, 2003. Amortization expense of software development was $889,000 and $450,000 for the three months ended October 1, 2004 and October 3, 2003, respectively, and $1.8 million and $907,000 for the six months ended October 1, 2004 and October 3, 2003, respectively. These software development costs are part of other assets on the balance sheet and we record the related amortization expense as a charge to cost of revenues on the statement of operations.

Allowance for doubtful accounts

     We make estimates of the collectibility of our accounts receivable based on historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a significant portion of our sales has been to the U.S. government. More recently, commercial customers comprise a larger part of our revenues. Our accounts receivables balance was $126.0 million, net of allowance for doubtful accounts of $217,000 as of October 1, 2004.

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

Income tax valuation allowance

     On a quarterly basis, management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance as of year-end. Realization of our net deferred tax assets as of October 1, 2004 depends on our ability to generate sufficient future income. We believe that it is more likely than not that we will realize our net deferred tax assets based on forecasted income. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income.

Results of Operations

     The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Three Months Ended		Six Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	76.0	73.9	75.3	73.5

Gross profit	24.0	26.1	24.7	26.5
Operating expenses:
Selling, general and administrative	13.1	16.9	13.8	17.1
Independent research and development	1.9	3.4	2.1	4.8
Amortization of intangible assets	2.0	3.0	2.1	3.2

Income from operations	7.0	2.8	6.7	1.4
Income before income taxes	6.8	2.5	6.6	1.1
Net income	4.5	2.8	4.4	1.8

Three Months Ended October 1, 2004 vs. Three Months Ended October 3, 2003

     Revenues.

	Three Months Ended		Dollar Increase	Percentage Increase
(In millions, except percentages)	October 1, 2004	October 3, 2003	(Decrease)	(Decrease)
Revenues	$82.6	$64.3	$18.3	28.5%

     The increase in revenues was due to our beginning backlog of $299.3 million and quarterly customer awards of $87.3 million and the conversion of certain backlog and awards into revenues. Revenues gains were experienced in both our government and commercial segments.

     Gross Profit.

	Three Months Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	October 1, 2004	October 3, 2003	(Decrease)	(Decrease)
Gross profit	$19.8	$16.8	$3.0	17.9%
Percentage of revenues	24.0%	26.1%

     Gross profit dollars grew from the increase in revenue, but gross profit percentage was less than the prior year due to cost overruns principally involving consumer broadband development programs which reduced current period gross profit by approximately $3.3 million.

     Selling, General and Administrative Expenses.

	Three Months Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	October 1, 2004	October 3, 2003	(Decrease)	(Decrease)
Selling, general and administrative	$10.8	$10.9	$(0.1)	(0.9)%
Percentage of revenues	13.1%	17.0%

     Despite the increase in revenues, Selling, General and Administrative (SG&A) expenses decreased. The reduction was primarily attributable to the U.S. government’s agreement to fund approximately $0.9 million of previously expensed bid and proposal costs in the government segment which was partially offset by increased selling expenses related to the pursuit of commercial segment programs. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

     Independent Research and Development.

	Three Months Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	October 1, 2004	October 3, 2003	(Decrease)	(Decrease)
Independent research and development	$1.6	$2.2	$(0.6)	(27.3)%
Percentage of revenues	1.9%	3.4%

     The decrease in independent research and development (IR&D) expenses reflects the reduced efforts for company funded development projects due to our higher level of customer funded development currently reflected in revenues and cost of revenues and the completion of certain IR&D projects in the government segment.

     Amortization of Intangible Assets. The intangible assets from acquisitions in fiscal year 2001 and in fiscal year 2002 are being amortized over useful lives ranging from two to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized.

     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the six months ended October 1, 2004	$3,618
Expected for the remainder of fiscal year 2005	3,024
Expected for fiscal year 2006	6,048
Expected for fiscal year 2007	5,378
Expected for fiscal year 2008	4,508
Expected for fiscal year 2009	3,760
Thereafter	1,296

     Interest Expense. Interest expense decreased to $29,000 for the three months ended October 1, 2004 from $103,000 for the three months ended October 3, 2003. Interest expense relates to short-term borrowings under our line of credit to cover working capital requirements. The decrease in interest expense was from lower loan costs and lower outstanding borrowings. Outstanding borrowings under our line of credit were zero at October 1, 2004 and $5.9 million at October 3, 2003.

     Interest Income. Interest income was unchanged at $3,000 for the three months ended October 1, 2004 and $3,000 for the three months ended October 3, 2003.

     Provision (Benefit) for Income Taxes. Our effective income tax rate was a provision of 33.4% for the three months ended October 1, 2004 compared to a benefit of 12.1% for the three months ended October 3, 2003. Our estimated annual effective rate for the fiscal year is influenced by the amount of research and development tax credit relative to income before taxes. Since the research and development tax credit is not variable to income, fluctuations in estimated annual income before taxes can cause disproportionate changes in the tax provision.

     On October 4, 2004, the Working Families Tax Relief Act of 2004 (Act) was enacted. The Act, among other things, provided for the extension of the research and development tax credit to January 1, 2006. The research and development tax credit had expired as of June 30, 2004, but the research and development tax credit provision of the Act was retroactively applied to June 30, 2004, extending the research and development tax credit without interruption. Since the date of enactment was after the end of our fiscal quarter ended October 1, 2004, our current tax provision has been calculated without the effect of the extension of the research and development tax credit. For our quarter ending December 31, 2004, the annual effective tax rate will be re-calculated taking into account the retroactive extension of the research and development tax credit. We estimate our annual effective tax rate will be approximately 27% for our fiscal year. As a result, a catch-up adjustment of approximately $650,000 related to our first and second fiscal quarters will also reduce our tax provision for the three and nine month periods ending December 31, 2004.

Our Segment Results for the Three Months Ended October 1, 2004 vs. Three Months Ended October 3, 2003

Government Segment

     Revenues.

	Three Months Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	October 1, 2004	October 3, 2003	(Decrease)	(Decrease)
Revenues	$41.1	$27.7	$13.4	48.4%

     The government segment received awards of $42.2 million for the second quarter of fiscal year 2005 compared to $59.6 million for the second quarter of fiscal year 2004. The conversion of certain backlog and orders to revenue contributed to revenue growth. Increased revenues were experienced in the following areas: $10.9 million for tactical data links, principally our MIDS units, $3.7 million for tactical networking and information assurance systems and products, principally due to the commencement of KG-250 shipments, and $1.0 million for government broadband systems, principally new government VSAT networks, for the second quarter of fiscal year 2005 over the second quarter of fiscal year 2004.

     Segment Operating Profit.

	Three Months Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	October 1, 2004	October 3, 2003	(Decrease)	(Decrease)
Operating profit	$8.3	$3.8	$4.5	118.4%
Percentage of revenues	20.2%	13.7%

     The increase in government segment operating profit dollars was primarily related to the impact from increased revenue quarter over quarter and to the funding of approximately $0.9 million of previously expensed bid and proposal costs.

Commercial Segment

     Revenues.

	Three Months Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	October 1, 2004	October 3, 2003	(Decrease)	(Decrease)
Revenues	$42.9	$37.1	$5.8	15.6%

     The increase in revenues reflects improved competitive positioning across all our commercial products, more favorable market conditions in the commercial telecommunications market for our VSAT network products and further development of our in-flight and consumer satellite broadband internet systems. Revenue increases were comprised of $1.2 million for consumer and mobile broadband, $2.7 million for enterprise VSAT networks and $0.7 million for antenna systems for the second quarter of fiscal year 2005 over the second quarter of fiscal year 2004.

     Segment Operating Profit

	Three Months Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	October 1, 2004	October 3, 2003	(Decrease)	(Decrease)
Operating profit	$(0.2)	$0.5	$(0.7)	(140)%
Percentage of revenues	(0.5)%	1.3%

     Despite the increase in revenues, commercial segment operating profit decreased, primarily due to $3.3 million in contract accounting charges related to cost overruns on consumer broadband programs and production close-out costs on mobile broadband programs which was partially offset by the gross profit increase from increased revenue quarter over quarter in antenna systems, MMIC development and enterprise VSAT networks programs of $2.4 million.

Six Months Ended October 1, 2004 vs. Six Months Ended October 3, 2003

     Revenues

	Six Months Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	October 1, 2004	October 3, 2003	(Decrease)	(Decrease)
Revenues	$166.8	$123.6	$43.2	35.0%

     The increase in revenues was due to our beginning backlog of $281.6 million and customer awards of $189.2 million for the first six months of our fiscal year 2005 and the conversion of certain backlog and awards into revenues. Revenues gains were experienced in both our government and commercial segments.

     Gross Profit

	Six Months Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	October 1, 2004	October 3, 2003	(Decrease)	(Decrease)
Gross profit	$41.2	$32.7	$8.5	26.0%
Percentage of revenues	24.7%	26.5%

     Gross profit dollars grew from the increase in revenue, but gross profit percentage was less than the prior year due to cost overruns principally involving consumer broadband development programs which reduced current period gross profit by approximately $3.3 million.

     Selling, General and Administrative Expenses.

	Six Months Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	October 1, 2004	October 3, 2003	(Decrease)	(Decrease)
Selling, general and administrative	$23.0	$21.2	$1.8	8.5%
Percentage of revenues	13.8%	17.2%

     SG&A expenses increased principally from selling expenses related to the pursuit of commercial segment programs, partially offset by the U.S. government’s agreement to fund approximately $0.9 million of previously expensed bid and proposal costs associated with a contract with the U.S. government.

     Independent Research and Development.

	Six Months Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	October 1, 2004	October 3, 2003	(Decrease)	(Decrease)
Independent research and development	$3.4	$5.9	$(2.5)	(42.4)%
Percentage of revenues	2.0%	4.8%

     The decrease in IR&D expenses reflects the reduced efforts for company funded development projects due to our higher level of customer funded development currently reflected in revenues and cost of revenues and the completion of certain IR&D projects in the government segment.

     Amortization of Intangible Assets. The intangible assets from acquisitions in fiscal year 2001 and in fiscal year 2002 are being amortized over useful lives ranging from two to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized.

     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the six months ended October 1, 2004	$3,618
Expected for the remainder of fiscal year 2005	3,024
Expected for fiscal year 2006	6,048
Expected for fiscal year 2007	5,378
Expected for fiscal year 2008	4,508
Expected for fiscal year 2009	3,760
Thereafter	1,296

     Interest Expense. Interest expense decreased to $59,000 for the six months ended October 1, 2004 from $270,000 for the six months ended October 3, 2003. Interest expense relates to short-term borrowings under our line of credit to cover working capital requirements. The decrease in interest expense was from lower loan costs and lower outstanding borrowings. Outstanding borrowings under our line of credit were zero at October 1, 2004 and $5.9 million at October 3, 2003.

     Interest Income. Interest income increased to $22,000 for the six months ended October 1, 2004 from $4,000 for the six months ended October 3, 2003.

     Provision (Benefit) for Income Taxes. Our effective income tax rate was a provision of 33.3% for the six months ended October 1, 2004 compared to a benefit of 70.3% for the six months ended October 3, 2003. Our estimated annual effective rate for the fiscal year is influenced by the amount of research and development tax credit relative to income before taxes. Since the research and development tax credit is not variable to income, fluctuations in estimated annual income before taxes can cause disproportionate changes in the tax provision.

     On October 4, 2004, the Working Families Tax Relief Act of 2004 (Act) was enacted. The Act, among other things, provided for the extension of the research and development tax credit to January 1, 2006. The research and development tax credit had expired as of June 30, 2004, but the research and development tax credit provision of the Act was retroactively applied to June 30, 2004, extending the research and development tax credit without interruption. Since the date of enactment was after the end of our fiscal quarter ended October 1, 2004, our current tax provision has been calculated without the effect of the extension of the research and development tax credit. For our quarter ending December 31, 2004, the annual effective tax rate will be re-calculated taking into account the retroactive extension of the research and development tax credit. We estimate our annual effective tax rate will be approximately 27% for our fiscal year. As a result, a catch-up adjustment of approximately $650,000 related to our first and second fiscal quarters will also reduce our tax provision for the three and nine month periods ending December 31, 2004.

Our Segment Results for the Six Months Ended October 1, 2004 vs. Six Months Ended October 3, 2003

Government Segment

     Revenues.

	Six Months Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	October 1, 2004	October 3, 2003	(Decrease)	(Decrease)
Revenues	$79.1	$55.2	$23.9	43.3%

     The government segment received awards of $105.5 million for the first six months of fiscal year 2005 compared to $94.8 million for the first six months of fiscal year 2004. The conversion of certain backlog and orders to revenue contributed to revenue growth. Increased revenues were experienced in the following areas: $13.9 million for tactical data links, principally our MIDS units, $7.9 million for tactical networking and information assurance systems and products, and $3.7 million for government broadband systems, principally new government VSAT networks, for the first six months of fiscal year 2005 over the first six months of fiscal year 2004.

     Segment Operating Profit.

	Six Months Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	October 1, 2004	October 3, 2003	(Decrease)	(Decrease)
Operating profit	$13.9	$6.6	$7.3	110.6%
Percentage of revenues	17.6%	12.0%

     The increase in government segment operating profit dollars was primarily related to the impact from increased revenue period over period contributing to a $4.2 million improved gross profit in our tactical data links products, the funding of approximately $0.9 million of previously expensed bid and proposal costs, and lower IR&D costs.

Commercial Segment

     Revenues.

	Six Months Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	October 1, 2004	October 3, 2003	(Decrease)	(Decrease)
Revenues	$90.4	$69.5	$20.9	30.1%

     The increase in revenues reflects improved competitive positioning across all our commercial products, more favorable market conditions in the commercial telecommunications market for our VSAT network products and further development of our in-flight and consumer satellite broadband internet systems. Revenue increases were comprised of $7.9 million for consumer and mobile broadband, $7.8 million for enterprise VSAT networks and $3.4 million for antenna systems for the first six months of fiscal year 2005 over the first six months of fiscal year 2004.

     Segment Operating Profit.

	Six Months Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	October 1, 2004	October 3, 2003	(Decrease)	(Decrease)
Operating profit	$2.2	$(0.1)	$2.3	N/A
Percentage of revenues	2.4%	(0.1)%

     The increase in commercial segment operating profit dollars was attributable to the impact from increased revenue period over period in antenna systems and enterprise VSAT networks programs of $3.6 million and lower company funded research and development expense of $1.3 million, partially offset by $3.3 million in contract accounting charges related to cost overruns on consumer broadband programs and production close-out costs on mobile broadband programs.

Backlog

     As reflected in the table below, funded and total backlog increased during the first six months of fiscal year 2005 with the increases coming from both our government and commercial segments. New contract awards in the current quarter increased backlog to a new all-time high for ViaSat.

	October 1, 2004	April 2, 2004
	(in millions)
Firm backlog
Government segment	$169.2	$142.9
Commercial segment	134.8	138.7

Total	$304.0	$281.6

Funded backlog
Government segment	$139.4	$119.6
Commercial segment	134.8	138.7

Total	$274.2	$258.3

Contract options	$23.9	$25.8

     The firm backlog does not include contract options. Of the $304.0 million in firm backlog, approximately $119.1 million is expected to be delivered during the remaining six months of fiscal year 2005, and the balance is expected to be delivered in fiscal year 2006 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.

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

Liquidity and Capital Resources

     We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, equity financing and loans for the purchase of capital equipment. The general cash needs of our government and commercial segments can vary significantly and depend on the type and mix of contracts (i.e. product or service, development or production, timing of payments, etc.) in backlog, the quality of the customer (i.e. U.S. government or commercial, domestic or international) and the duration of the contract. In addition, for both of our segments, program performance significantly impacts the timing and amount of cash flows. If a program is performing and meeting its contractual requirements, then the cash flow requirements are usually lower.

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

     Cash used in operating activities for the first six months of fiscal year 2005 was $2.6 million as compared to cash provided by operating activities for the first six months of fiscal year 2004 of $13.4 million. The decrease in cash provided by operating activities related to an increase in both billed and unbilled accounts receivable, the payment of 401(k) and performance bonuses of $6.7 million in the first six months of fiscal year 2005, compared to zero in the first six months of fiscal year 2004, offset by cash provided by operations from increased profitability year over year. The billed accounts receivable increased due to increased shipments in both our government and commercial segments and the achievement of program milestones. Unbilled accounts receivable increased due to the higher level of MIDS production and the related progress payment process and the delay in achieving milestones primarily on information assurance, consumer broadband and enterprise VSAT programs, and slower than expected uptake for mobile broadband products.

     Cash used in investing activities for the first six months of fiscal year 2005 was $6.9 million as compared to cash used in investing activities for the first six months of fiscal year 2005 of $4.0 million. We acquired $6.9 million in equipment in the first six months of fiscal year 2005 compared to acquiring $4.0 million in equipment in the first six months of fiscal year 2004.

     Cash provided by financing activities for the first six months of fiscal year 2005 was $2.3 million as compared to cash used in financing activities for the first six months of fiscal year 2004 of $3.0 million. This increase for the first six months of fiscal year 2005 was primarily the result of net cash payments of $4.1 million on our line of credit in the first six months of fiscal year 2004, partially offset by cash received from the exercise of employee stock options.

     At October 1, 2004, we had $11.4 million in cash, cash equivalents and short-term investments, $107.8 million in working capital and no outstanding borrowings under our line of credit. We had $4.4 million outstanding under standby letters of credit leaving borrowing availability under our line of credit of $25.6 million. At October 3, 2003, we had $10.7 million in cash and cash equivalents and short-term investments, $85.4 million in working capital and $5.9 million in outstanding borrowings under our line of credit.

     On September 20, 2004, we executed an amendment to our Amended and Restated Revolving Loan Agreement with Union Bank of California and Comerica Bank, extending the maturity date from September 30, 2004 to December 31, 2004. We expect to extend the current loan agreement or enter into a new loan agreement prior to December 31, 2004. Under the revolving facility we have the option to borrow at the bank’s prime rate or at LIBOR plus, in each case, an applicable margin based on the ratio of our total debt to EBITDA (income from operations plus depreciation and amortization). The revolving facility contains financial covenants that set maximum debt to EBITDA limits, minimum quarterly EBITDA limits, minimum quick ratio limit and a minimum tangible net worth limit. The revolving loan facility is collateralized by our cash, accounts receivable and inventory. We were in compliance with our loan covenants at October 1, 2004.

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

Contractual Obligations

     The following table sets forth a summary of our obligations under operating leases, irrevocable letters of credit, purchase commitments and other long-term liabilities for the periods indicated:

		For the balance of	For the fiscal years
	Total	fiscal year 2005	2006-2007	2008-2009	After 2009
Operating leases	$44,203	$3,009	$8,454	$7,037	$25,703
Standby letters of credit	4,352	3,101	1,251	—	—
Purchase commitments	134,882	58,438	76,444	—	—
Other long-term liabilities	3,445	—	1,807	1,638	—

Total	$186,882	$64,548	$87,956	$8,675	$25,703

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

Off-Balance Sheet Arrangements

     We had no off-balance sheet arrangements at October 1, 2004.

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

Our Reliance on U.S. Government Contracts Exposes Us To Significant Risks

     Approximately 47% of our revenues in the first six months of fiscal year 2005, 46% of our revenues in fiscal year 2004 and 45% of our revenues in fiscal year 2003 were derived from U.S. government applications. Although our commercial business has substantially reduced our dependence on U.S. government business, our U.S. government business will continue to represent a significant portion of our revenues for the foreseeable future. U.S. government business exposes us to various risks, including:

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

Our Operating Results may be Adversely Affected by Unfavorable Economic and Market Conditions

     Adverse and uncertain economic conditions worldwide have had significant effects on markets we serve, particularly satellite communications equipment manufacturers and network operators, and have had a negative effect on our revenues. Adverse and uncertain economic conditions may affect our business in the future, including our ability to increase or maintain our revenues and operating results. In addition, because we intend to continue to make investments in research and development, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.

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

A Significant Portion of Our Revenues is Derived from a Few of Our Contracts

     A small number of our contracts account for a significant percentage of our revenues. Historically, our largest revenue producing contracts have been U.S. government contracts related to our UHF DAMA technology, which generated approximately 10% of our revenues in the first six months of fiscal year 2005, 11% of our revenues in fiscal year 2004 and 15% of our revenues in fiscal year 2003. Our five largest contracts generated approximately 24% of our revenues in fiscal year 2004, 29% of our revenues in fiscal year 2003 and 33% of our revenues in fiscal year 2002. The failure of these customers to place additional orders or to maintain these contracts with us for any reason, including any downturn in their business or financial condition, or our inability to renew or replace our contracts with these customers when they expire could materially harm our business and impair the value of our common stock.

We Depend Heavily on the VSAT Market

     We derived approximately 27% of our revenues in the first six months of fiscal year 2005, 28% of our revenues in fiscal year 2004 and 34% of our revenues in fiscal year 2003 from sales of VSAT communications networks. A significant decline in this market or the replacement of VSAT technology by an alternative technology could materially harm our business and impair the value of our common stock.

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

We May Experience Losses from Our Fixed-Price Contracts

     Approximately 86% of our revenues in the first six months of fiscal year 2005, 89% of our revenues in fiscal year 2004 and 95% of our revenues in fiscal year 2003 were derived from contracts with fixed prices. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. We believe a high percentage of our contracts will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

We Expect to Increase Our Research and Development Costs, Which Could Significantly Reduce Our Profitability

     Our future growth depends on penetrating new markets, adapting existing satellite communications products to new applications, and introducing new communications products that achieve market acceptance. Accordingly, we are actively applying our communications expertise to design and develop new hardware and software products and enhance existing products. We expended $3.4 million in the first six months of fiscal year 2005, $10.0 million in fiscal year 2004 and $16.0 million in fiscal year 2003 in research and development activities. We expect to continue to spend discretionary funds on research and development in the near future. The amount of funds spent on research and development projects is dependent on the amount and mix of customer funded development, the types of technology being developed and the affordability of the technology being developed. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the near future. Our research and development program may not produce successful results, which could materially harm our business and impair the value of our common stock.

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

We Depend on the Recruitment and Retention of Personnel with U.S. Government Security Clearances, and Our Failure to Attract and Retain Such Personnel Could Seriously Harm Our Business

     Due to the specialized nature of our businesses, our future performance is dependent upon the continued services of our key engineering and management personnel with U.S. government security clearances. Our prospects depend in part upon our ability to attract and retain qualified engineering and management personnel for our operations. Competition for personnel with U.S. government security clearances is intense, and we may not be successful in attracting or retaining such qualified personnel. Our failure to compete for these personnel could seriously harm our business, results of operations and financial condition.

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

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions and Currency Fluctuations

     Approximately 20% of our revenues in the first six months of fiscal year 2005, 24% of our revenues in fiscal year 2004 and 27% of our revenues in fiscal year 2003 were derived from international sales. We anticipate international sales will account for an increasing percentage of our revenues over the next several years. Many of these international sales may be denominated in foreign currencies. Because we do not currently engage in nor do we anticipate engaging in material foreign currency hedging transactions, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.

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

Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence Over Matters Requiring Stockholder Approval

     As of October 29, 2004, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 20% of our common stock. Accordingly, these stockholders may be able to significantly influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. These stockholders may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. This ownership interest could also have the effect of delaying or preventing a change in control.

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

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the Securities and Exchange Commission’s rules and forms. We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of October 1, 2004, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 1, 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

     (a) We held our Annual Meeting of Stockholders on September 9, 2004.

     (b) See paragraph (c) below.

     (c) The matters voted upon at the meeting and the votes cast with respect thereto were as follows:

	Votes	Votes		Broker
	For	Against/Withheld	Abstentions	Non-Votes
Election of Directors
B. Allen Lay	22,145,173	1,362,850	-0-	-0-
Dr. Jeffrey M. Nash	23,101,036	496,987	-0-	-0-

Item 6. Exhibits

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIASAT, INC.

November 10, 2004

/s/ Mark D. Dankberg

Mark D. Dankberg
Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

/s/ Ronald G. Wangerin

Ronald G. Wangerin
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)