Form 10-Q
period 2004-12-31
VIASAT INC
filed 2005-02-09
CIK 797721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___to ___.

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

     The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of February 2, 2005 was 26,845,707.

VIASAT, INC.

PART I Financial Information

Item 1. Financial Statements

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
(In thousands)

	December 31, 2004	April 2, 2004
Assets
Current assets:
Cash and cash equivalents	$8,855	$18,510
Short-term investments	161	160
Accounts receivable, net	138,356	110,766
Inventories	35,835	30,357
Deferred income taxes	5,996	5,487
Prepaid expenses and other current assets	12,927	9,251

Total current assets	202,130	174,531
Goodwill	19,492	19,492
Other intangible assets, net	22,502	27,632
Property and equipment, net	33,334	32,052
Other assets	16,516	18,975

Total assets	$293,974	$272,682

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,144	$32,635
Accrued liabilities	29,832	34,050

Total current liabilities	69,976	66,685

Other liabilities	3,834	2,944

Total liabilities	73,810	69,629

Commitments and contingencies (Note 8)
Minority interest in consolidated subsidiary	676	578

Stockholders’ equity:
Common stock	3	3
Paid in capital	163,633	159,323
Retained earnings	55,570	43,021
Accumulated other comprehensive income	282	128

Total stockholders’ equity	219,488	202,475

Total liabilities and stockholders’ equity	$293,974	$272,682

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
Revenues	$88,187	$71,758	$255,000	$195,358
Cost of revenues	68,472	51,836	194,056	142,686

Gross profit	19,715	19,922	60,944	52,672
Operating expenses:
Selling, general and administrative	11,395	6,389	34,440	27,572
Independent research and development	1,941	1,963	5,360	7,896
Amortization of intangible assets	1,512	1,959	5,130	5,878

Income from operations	4,867	9,611	16,014	11,326
Other income (expense):
Interest income	—	5	22	9
Interest expense	(32)	(57)	(91)	(327)

Income before income taxes	4,835	9,559	15,945	11,008
Provision (benefit) for income taxes	(408)	2,453	3,305	1,565
Minority interest in net earnings of subsidiary, net of taxes	2	17	91	89

Net income	$5,241	$7,089	$12,549	$9,354

Basic net income per share	$.20	$.27	$.47	$.36

Diluted net income per share	$.19	$.26	$.45	$.34

Shares used in basic net income per share computation	26,775	26,262	26,719	26,211

Shares used in diluted net income per share computation	28,104	27,748	28,138	27,311

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(In thousands)

	Nine Months Ended
	December 31, 2004	January 2, 2004
Cash flows from operating activities:
Net income	$12,549	$9,354
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	7,569	7,831
Amortization of intangible assets and software	7,746	7,754
Deferred income taxes	(171)	375
Minority interest in consolidated subsidiary	98	92
Non-cash compensation	—	8
Tax benefit from exercise of stock options	816	—
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable, net	(27,571)	(8,029)
Inventories	(5,468)	2,939
Other assets	(4,171)	(3,955)
Accounts payable	7,506	4,103
Accrued liabilities	(4,220)	10,238
Other liabilities	914	162

Net cash (used in) provided by operating activities	(4,403)	30,872

Cash flows from investing activities:
Purchases of short-term investments, net	(1)	(2)
Purchases of property and equipment	(8,851)	(6,890)

Net cash used in investing activities	(8,852)	(6,892)

Cash flows from financing activities:
Proceeds from line of credit	9,000	4,000
Repayment of line of credit	(9,000)	(13,950)
Proceeds from issuance of common stock, net of issuance costs	3,494	1,941

Net cash provided by (used in) financing activities.	3,494	(8,009)
Effect of exchange rate changes on cash	106	204

Net (decrease) increase in cash and cash equivalents	(9,655)	16,175
Cash and cash equivalents at beginning of period	18,510	4,111

Cash and cash equivalents at end of period	$8,855	$20,286

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share data)

					Accumulated
	Common Stock				Other
	Number of		Paid in	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total	Income
Balance at April 2, 2004	26,540,159	$3	$159,323	$43,021	$128	$202,475
Exercise of stock options	207,718		1,823			1,823
Issuance of stock under Employee Stock Purchase Plan	91,647		1,671			1,671
Tax benefit from exercise of stock options			816			816
Net income				12,549		12,549	$12,549
Foreign currency translation					154	154	154

Comprehensive income							$12,703

Balance at December 31, 2004	26,839,524	$3	$163,633	$55,570	$282	$219,488

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1  -  Basis of Presentation

     The accompanying condensed consolidated balance sheet at December 31, 2004, the condensed consolidated statements of operations for the three and nine months ended December 31, 2004 and January 2, 2004, the condensed consolidated statements of cash flows for the nine months ended December 31, 2004 and January 2, 2004, and the condensed consolidated statement of stockholders’ equity for the nine months ended December 31, 2004 have been prepared by the management of ViaSat, Inc., and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended April 2, 2004 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended April 2, 2004 included in our 2004 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Significant estimates made by management include revenue recognition, capitalized software, allowance for doubtful accounts, warranty accrual, valuation of goodwill and other intangible assets, and valuation allowance on deferred tax assets.

Derivatives

     We enter into foreign currency forward and option contracts to hedge certain forecasted foreign currency transactions. Gains and losses arising from foreign currency forward and option contracts not designated as hedging instruments are recorded in investment income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as gains (losses) on derivative instruments until the underlying transaction affects our earnings. The fair value of our foreign currency forward contracts was insignificant at December 31, 2004. We had $2.0 million of notional amount of foreign currency options outstanding at December 31, 2004. We had no foreign currency forward or option contracts outstanding at April 2, 2004.

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

     At December 31, 2004, we had stock-based compensation plans from which incentive stock options may be granted to our key employees and non-qualified stock options may be granted to key employees, directors, officers, independent contractors, and consultants. Approximately 80% of grants outstanding at December 31, 2004 are incentive stock options. We measure compensation expense for options issued to employees,

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

directors and officers under those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” Generally, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

     Under SFAS 123 the estimated fair value of options is amortized to expense over the vesting period. We elect to use the disclosure only provisions of SFAS 123. Had compensation expense for employees, directors and officers stock options been determined based on the fair value of the options on the date of the grant, net income and net income per share would have resulted in the pro forma information presented below for the three and nine months ended December 31, 2004 and January 2, 2004:

	Three Months Ended		Nine Months Ended
	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
	(In thousands, except per share data)		(In thousands, except per share data)
Net income as reported	$5,241	$7,089	$12,549	$9,354
Stock based compensation included in net income	—	15	—	8
Stock based employee compensation expense under fair value based method	(2,491)	(2,151)	(6,359)	(8,477)

Pro forma net income	$2,750	$4,953	$6,190	$885
Basic earnings per share
As reported	$0.20	$0.27	$0.47	$0.36
Pro forma	$0.10	$0.19	$0.23	$0.03
Diluted earnings per share
As reported	$0.19	$0.26	$0.45	$0.34
Pro forma	$0.10	$0.18	$0.22	$0.03

     These pro forma amounts may not be representative of future costs since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

Future Accounting Requirements

     In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS 123, “Share-Based Payment” (“SFAS 123R”), which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for the second quarter of fiscal 2006.

     We will adopt the provisions of SFAS 123R and plan to use the modified prospective transition method. Under the modified prospective transition method, SFAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123 (See Stock-based Compensation in Note 1). At December 31, 2004, unamortized compensation expense, as determined in accordance with SFAS 123, that we expect to record during the second quarter of fiscal 2006 was approximately $2.4 million before income taxes. We will incur additional expense during the second quarter of fiscal 2006 related to new awards granted during the last three months of fiscal 2005 and the first three months of fiscal 2006 that cannot yet be quantified. We are in the process of determining which measurement model to value stock-based compensation as prescribed in SFAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on the financial statements.

Note 2 — Revenue Recognition

     Approximately 72% of our revenues in the nine months ended December 31, 2005 are recognized as costs are incurred using the percentage of completion method, measured primarily by costs incurred to date compared with total estimated costs at completion or based on the number of units delivered. We provide for anticipated losses on contracts by a charge to income during the period in which they are first identified.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Note 3 — Earnings Per Share

     Potential common stock of 1,329,354 and 1,486,589 shares for the three months ended December 31, 2004 and January 2, 2004, respectively, and 1,418,543 and 1,099,517 shares for the nine months ended December 31, 2004 and January 2, 2004, respectively, were included in the calculation of diluted earnings per share. Antidilutive shares excluded from the calculation were 1,780,205 and 1,727,779 shares for the three months ended December 31, 2004 and January 2, 2004, respectively, and 1,518,872 and 1,994,909 shares for the nine months ended December 31, 2004 and January 2, 2004, respectively. Potential common stock is primarily comprised of options granted under our stock option plans.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 — Composition of Certain Balance Sheet Captions (In thousands)

	December 31, 2004	April 2, 2004
Accounts receivable, net:
Billed	$54,825	$53,539
Unbilled	83,828	57,606
Allowance for doubtful accounts	(297)	(379)

	$138,356	$110,766

Inventories:
Raw materials	$18,160	$17,299
Work in process	6,860	4,757
Finished goods	10,815	8,301

	$35,835	$30,357

Prepaid expenses and other current assets:
Income taxes receivable	$3,740	$3,130
Prepaid expenses	8,028	5,126
Other	1,159	995

	$12,927	$9,251

Other intangible assets, net:
Technology	$26,770	$26,770
Contracts and relationships	9,736	9,736
Non-compete agreement	7,950	7,950
Other intangibles	6,875	6,875

	51,331	51,331
Less accumulated amortization	(28,829)	(23,699)

	$22,502	$27,632

Property and equipment, net:
Machinery and equipment	$39,968	$35,628
Computer equipment and software	28,177	26,347
Furniture and fixtures	3,499	3,313
Construction in progress	7,107	4,902

	78,751	70,190
Less accumulated depreciation	(45,417)	(38,138)

	$33,334	$32,052

Other assets:
Capitalized software costs, net	$11,155	$13,771
Deferred income taxes	4,182	4,520
Other	1,179	684

	$16,516	$18,975

Accrued liabilities:
Current portion of warranty reserve	$3,292	$1,945
Accrued vacation	4,521	4,410
Accrued bonus	2,241	4,382
Accrued 401(k) matching contribution	2,030	2,321
Collections in excess of revenues	12,568	16,040
Other	5,180	4,952

	$29,832	$34,050

Other liabilities:
Accrued warranty	$3,396	$2,506
Deferred income taxes	438	438

	$3,834	$2,944

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

     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the nine months ended December 31, 2004	$5,130
Expected for the remainder of fiscal year 2005	1,512
Expected for fiscal year 2006	6,048
Expected for fiscal year 2007	5,378
Expected for fiscal year 2008	4,508
Expected for fiscal year 2009	3,760
Thereafter	1,296

Note 6 — Notes Payable and Line of Credit

     On December 31, 2004, we executed an amendment to our Amended and Restated Revolving Loan Agreement with Union Bank of California and Comerica Bank, extending the maturity date from December 31, 2004 to February 28, 2005. At December 31, 2004, we had no outstanding borrowings under the revolving facility and amounts outstanding under standby letters of credit were $7.9 million, leaving borrowing availability under the revolving facility of $22.1 million. We were in compliance with our loan covenants at December 31, 2004.

     On January 31, 2005,we entered into a three-year, $60 million revolving credit facility (the “New Facility”) in the form of a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, Comerica Bank and Silicon Valley Bank. The New Facility amends and restates ViaSat’s existing $30 million revolving credit facility that was scheduled to expire on February 28, 2005 (the “Prior Facility”).

     Borrowings under the New Facility are permitted up to a maximum amount of $60 million, including up to $15 million of letters of credit. Borrowings under the New Facility bear interest, at ViaSat’s option, at either the lender’s prime rate or at LIBOR (London Interbank Offered Rate) plus, in each case, an applicable margin based on the ratio of ViaSat’s total funded debt to EBITDA (income from operations plus depreciation and amortization). As with the Prior Facility, the New Facility is collateralized by substantially all of ViaSat’s personal property assets.

     The New Facility contains financial covenants that set a minimum EBITDA limit for the twelve-month period ending on the last day of any fiscal quarter at $30 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00.

Note 7 — Product Warranty

     We provide limited warranties on most of our products for periods of up to five years. We record a liability for our warranty obligations when products are shipped based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

costs estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failure that may occur. It is possible that our underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in our warranty accrual during the nine months ended December 31, 2004 and January 2, 2004 (in thousands).

	For the nine months	For the nine months
	ended December 31, 2004	ended January 2, 2004
Balance, beginning of period	$4,451	$2,327
Change in liability for warranties issued in period	4,281	3,252
Settlements made (in cash or in kind) during the period	(2,044)	(1,836)

Balance, end of period	$6,688	$3,743

Note 8 — Commitments and Contingencies

     We are currently a party to various government and commercial contracts which require us to meet performance covenants and project milestones. Under the terms of these contracts, failure by us to meet such performance covenants and milestones permit the other party to terminate the contract and, under certain circumstances, recover liquidated damages or other penalties. We are currently not in compliance (or in the past were not in compliance) with the performance or milestone requirements of certain of these contracts. Historically, our customers have not elected to terminate such contracts and we do not believe that our existing customers will do so. We have been assessed liquidated damages and have accrued for the assessed amounts. There can be no assurance that our customers will not elect to terminate such contracts or seek additional liquidated damages or penalties from us in the future.

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

Note 9 – Derivatives

     During the third quarter, we entered into two foreign currency forward contracts in order to manage the foreign currency exchange risks related to certain operating expenses. At their inception, these foreign currency exchange contracts had maturities of less than 6 months. We do not purchase currency options for trading purposes. As of December 31, 2004, there were two foreign currency exchange contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. One foreign exchange contract with a notional amount of $94,000 had a negligible fair value at December 31, 2004. The second foreign exchange contract with a notional amount of $1.9 million, consisting of both a put contract and a call contract, had a fair value of zero as of December 31, 2004. Accordingly, for the three and nine months ended December 31, 2004, we did not record any gains or losses on these foreign currency forward contracts.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10 — Income Taxes

     We currently estimate our annual effective income tax rate to be approximately 21% for fiscal 2005, as compared to the actual 13% effective income tax rate in fiscal 2004. The income tax benefit of approximately 8% for the third quarter of fiscal 2005 is lower than the expected annual effective tax rate primarily due to the recording of research and development tax credits allowed for in the third quarter of fiscal 2005 by The 2004 Working Families Act, enacted on October 4, 2004, that extended the research and development tax credit from June 30, 2004 to December 31, 2005. In the first and second quarters of fiscal year 2005, our estimated annual effective income tax rate did not include the effect of the extension of the research and development tax credit, which results in a catch-up adjustment of approximately $650,000 in this quarter. In addition, our estimate for current year research and development tax credit has increased, and we have recorded this quarter a benefit of approximately $300,000 relating to differences in estimates when preparing our fiscal year 2004 tax provision and actual amounts included in our 2004 tax return.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“SP FAS 109-2”). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (“repatriation provision”), provided certain criteria are met. SP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although SP FAS 109-2 is effective immediately, until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, we will not be able to determine the amount of foreign earnings, if any, we would repatriate. Accordingly, we will complete our evaluation after the necessary guidance is provided.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11 — Segment Information

     Our commercial and government segments are primarily distinguished by the type of customer and the related contractual requirements. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics, which differ from the commercial segment. Therefore, we are organized primarily on the basis of products with commercial and government (defense) communication applications. Reporting segments are determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. Segment data include intersegment revenues and operating profits. The following table summarizes revenues and operating profits by reporting segment for the three and nine months ended December 31, 2004 and January 2, 2004. Certain corporate general and administrative costs, amortization of intangible assets and charges of acquired in-process research and development are not allocated to either segment and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit. Certain assets are not tracked by reporting segment. Consequently, it is not practical to show assets by reporting segments. Depreciation expense is allocated to reporting segments as an overhead charge based on direct labor dollars within the reporting segments.

	Three months ended		Nine months ended
(in thousands)	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
Revenues Commercial	$41,054	$39,323	$131,414	$108,798
Government	48,599	33,269	127,704	88,461
Elimination of intersegment revenues	(1,466)	(834)	(4,118)	(1,901)

Total revenues	88,187	71,758	255,000	195,358
Operating profits (losses)
Commercial	78	7,725	2,293	7,661
Government	6,984	3,921	20,915	10,505
Elimination of intersegment operating profits	(170)	—	(473)	—

Segment operating profit before corporate and amortization	6,892	11,646	22,735	18,166
Corporate	(513)	(76)	(1,591)	(962)
Amortization of intangible assets	(1,512)	(1,959)	(5,130)	(5,878)

Income from operations	$4,867	$9,611	$16,014	$11,326

     The operating profits for the Commercial segment for the three-month and nine-month periods ended January 2, 2004 include a benefit of $6.3 million related to the SA Settlement.

     Revenue information by geographic area for the three and nine month periods ended December 31, 2004 and January 2, 2004 is as follows:

	Three months ended		Nine months ended
(in thousands)	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
United States of America	$68,533	$58,501	$202,683	$159,727
Europe	11,134	9,080	24,811	18,226
Asia Pacific	2,798	2,954	15,911	14,504
North America other than United States	5,625	416	10,305	1,944
Latin America	97	807	1,290	957

	$88,187	$71,758	$255,000	$195,358

     We distinguish revenues from external customers by geographic areas based on customer location.

     The net book value of long-lived assets located outside the United States was $53,000 at December 31, 2004 and $83,000 at January 2, 2004.

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

     Our company is organized principally in two segments: government and commercial. Our government business encompasses specialized products and systems solutions principally serving government and aerospace and defense customers and includes:

•	Tactical data links, including MIDS,

•	Information security and assurance products and services, which enable military and government users to communicate secure information over secure and non-secure networks,

•	UHF DAMA satellite communications products consisting of modems, terminals and network control systems,

•	Government satellite communication products and services, which provide innovative solutions to government customers to increase available bandwidth using existing satellite capacity, and

•	Simulation and test equipment, which allows the testing of sophisticated airborne radio equipment without expensive flight exercises.

     Serving government customers with cost-effective products and solutions continues to be a critical and core element of our overall business strategy.

     We have been increasing our focus in recent years on offering satellite based communications products and systems solutions to address commercial market needs. In pursuing this strategy, we have acquired three strategic satellite communication equipment providers: (1) the Satellite Networks Business of Scientific-Atlanta in fiscal year 2001; (2) Comsat Laboratories products’ business from Lockheed Martin in fiscal year 2002; and (3) US Monolithics, LLC in fiscal year 2002. Our commercial business accounted for approximately 47% and 52% of our revenues in the three and nine months periods ended December 31, 2004, respectively, and accounted for 54% of our revenues in fiscal year 2004 and 56% of our revenues in fiscal year 2003. To date, our principal commercial offerings include Very Small Aperture Terminals (VSATs), broadband internet equipment over satellite, network control systems, network integration services, network operation services, gateway infrastructure, antenna systems and other satellite ground stations. In addition, based on our advanced satellite technology and systems integration experience, we won several important projects in the three key broadband markets: enterprise, consumer and in-flight mobile applications.

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

     There are a number of large new business opportunities we are continuing to pursue in fiscal year 2005. In the government segment, the opportunities include domestic and international MIDS orders, new joint tactical radio system contracts, more funding for current information assurance projects, new information assurance contracts using our HAIPIS technology, a new UHF DAMA modem order, and orders for our new KG-250 product. In our commercial segment, the opportunities include new production orders for consumer and mobile broadband systems, further penetration in the North American consumer and enterprise VSAT market and new antenna systems programs. The timing of these orders is not entirely predictable, so our new business awards and revenue outlook may vary somewhat from quarter-to-quarter or even year-to-year.

     For the current quarter, our income from operations, excluding the income statement line “Amortization of intangible assets,” is approximately seven percent of revenues. To the extent we are not generating sufficient gross profit from revenues, we strive to adjust other operating expenses to increase this percentage. Due to the need to increase our new contracts awards, to expand our product portfolio, the high level of customer funded research and development and our operating performance, we have only slowly improved this percentage over the last few fiscal years. As fiscal year 2005 progresses and we look ahead to fiscal year 2006, we expect to see improvement and achieve a higher quarterly profit percentage.

     Our increased capital needs for fiscal year 2005 as compared to fiscal year 2004 will continue as we expand our facilities, production test equipment, lab development equipment and VSAT network operations to meet customer program requirements and growth forecasts. Our facility needs have normally been met with long-term lease agreements, but we do anticipate additional tenant improvements over the next two fiscal years associated with our expansion. Additionally, as our employee base increases, the need for additional computers and other equipment will also increase.

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

     It is also possible that adjusted estimates could indicate we will incur a loss on a contract. We provide for anticipated losses on contracts by a charge to income during the period in which they are first identified. In the quarter ended December 31, 2004, we recorded losses of approximately $4.8 million related to loss contracts. There were no significant charges for loss contracts in fiscal years ended April 2, 2004 or March 31, 2003.

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

     We did not capitalize any costs related to software developed for resale in the nine-month periods ended December 31, 2004 or January 2, 2004. Amortization expense of software development was $839,000 and $968,000 for the three months ended December 31, 2004 and January 2, 2004, respectively, and $2.6 million and $1.9 million for the nine months ended December 31, 2004 and January 2, 2004, respectively. These software development costs are part of other assets on the balance sheet and we record the related amortization expense as a charge to cost of revenues on the statement of operations.

Allowance for doubtful accounts

     We make estimates of the collectibility of our accounts receivable based on historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a significant portion of our sales has been to the U.S. government. More recently, commercial customers comprise a larger part of our revenues. Our accounts receivables balance was $138.4 million, net of allowance for doubtful accounts of $297,000 as of December 31, 2004.

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

Income tax valuation allowance

     On a quarterly basis, management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance as of year-end. Realization of our net deferred tax assets as of December 31, 2004 depends on our ability to generate sufficient future income. We believe that it is more likely than not that we will realize our net deferred tax assets based on forecasted income. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income.

Derivatives

     We enter into foreign currency forward and option contracts to hedge certain forecasted foreign currency transactions. Gains and losses arising from foreign currency forward and option contracts not designated as hedging instruments are recorded in investment income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as gains (losses) on derivative instruments until the underlying transaction affects our earnings. The fair value of our foreign currency forward contracts was insignificant at December 31, 2004. We had $2.0 million of notional amount of foreign currency options outstanding at December 31, 2004. We had no foreign currency forward or option contracts outstanding at April 2, 2004.

Results of Operations

     The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Three Months Ended		Nine Months Ended
	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	77.6	72.2	76.1	73.0

Gross profit	22.4	27.8	23.9	27.0
Operating expenses:
Selling, general and administrative	12.9	8.9	13.5	14.1
Independent research and development	2.2	2.8	2.1	4.0
Amortization of intangible assets	1.8	2.7	2.0	3.0

Income from operations	5.5	13.4	6.3	5.9
Income before income taxes	5.5	13.3	6.3	5.6
Net income	5.9	9.9	4.9	4.8

     The Results of Operations for the three-month and nine-month periods ended January 2, 2004 include a benefit to Cost of revenues of $3.2 million and to Selling, general and administrative expenses of $3.1 million relating to the SA Settlement. See “Notes to Condensed Consolidated Financial Statements — Note 8 – Commitments and Contingencies.”

     In the following period-to-period comparisons, we are presenting our operating results with and without the SA settlement. The without presentation is not a financial measure determined in accordance with accounting principles generally accepted in the United States of America, or GAAP. We believe the presentation of the without SA Settlement measure is useful to investors in comparing our period to period performance as the one time benefit of significant settlements included in results is not representative when comparing financial performance.

Three Months Ended December 31, 2004 vs. Three Months Ended January 2, 2004

     Revenues.

			Dollar	Percentage
	Three Months Ended		Increase	Increase
(In millions, except percentages)	December 31, 2004	January 2, 2004	(Decrease)	(Decrease)
Revenues	$88.2	$71.8	$16.4	22.8%

     The increase in revenues was due to our higher beginning backlog of $304.0 million and quarterly customer awards of $107.5 million and the conversion of certain backlog and awards into revenues. Revenue increases were experienced in both our government and commercial segments.

     Gross Profit.

			Dollar	Percentage
	Three Months Ended		Increase	Increase
(In millions, except percentages)	December 31, 2004	January 2, 2004	(Decrease)	(Decrease)
Gross profit	$19.7	$19.9	$(0.2)	(1.0)%
Percentage of revenues	22.3%	27.7%

Without SA Settlement
Gross profit	$19.7	$16.7	$3.0	18.0%
Percentage of revenues	22.3%	23.3%

     Excluding the effects of the SA Settlement, gross profit grew from the increase in revenue, but gross profit percentage was less than the prior year due to cost overruns on two development programs in the government segment, which reduced current period gross profit by approximately $4.8 million.

Selling, General and Administrative Expenses.

			Dollar	Percentage
	Three Months Ended		Increase	Increase
(In millions, except percentages)	December 31, 2004	January 2, 2004	(Decrease)	(Decrease)
Selling, general and administrative	$11.4	$6.4	$5.0	78.1%
Percentage of revenues	12.9%	8.9%

Without SA Settlement & ORBCOMM
Selling, general and administrative	$11.4	$9.9	$1.5	15.2%
Percentage of revenues	12.9%	13.8%

     Included in Selling, General and Administrative (SG&A) for the three months ended January 2, 2004, are a $3.1 million benefit from the SA Settlement and $409,000 of bad debt recovery (ViaSat sold 44,673 shares of Orbital Sciences Corp stock from the bankruptcy liquidation proceedings of ORBCOMM). The increase in SG&A expenses was primarily attributable to higher sales levels in the government segment. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

     Independent Research and Development.

			Dollar	Percentage
	Three Months Ended		Increase	Increase
(In millions, except percentages)	December 31, 2004	January 2, 2004	(Decrease)	(Decrease)
Independent research and development	$1.9	$2.0	$(0.1)	(5.0)%
Percentage of revenues	2.2%	2.8%

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

     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the nine months ended December 31, 2004	$5,130
Expected for the remainder of fiscal year 2005	1,512
Expected for fiscal year 2006	6,048
Expected for fiscal year 2007	5,378
Expected for fiscal year 2008	4,508
Expected for fiscal year 2009	3,760
Thereafter	1,296

     Interest Expense. Interest expense decreased to $32,000 for the three months ended December 31, 2004 from $57,000 for the three months ended January 2, 2004. Interest expense relates to short-term borrowings under our line of credit to cover working capital requirements. The decrease in interest expense was from lower outstanding borrowings. Outstanding borrowings under our line of credit were zero at December 31, 2004 and zero at January 2, 2004.

     Interest Income. Interest income was zero for the three months ended December 31, 2004 and $5,000 for the three months ended January 2, 2004.

     Provision (Benefit) for Income Taxes. We currently estimate our annual effective income tax rate to be approximately 21% for fiscal 2005, as compared to the actual 13% effective income tax rate in fiscal 2004. The income tax benefit of approximately 8% for the third quarter of fiscal 2005 is lower than the expected annual effective tax rate primarily due to the recording of research and development tax credits allowed for the third quarter of fiscal 2005 by The 2004 Working Families Act, enacted on October 4, 2004, that extended the research and development tax credit from June 30, 2004 to December 31, 2005. In the first and second quarters of fiscal year 2005, our estimated annual effective income tax rate did not include the effect of the extension of the research and development tax credit, which results in a catch-up adjustment of approximately $650,000 in this quarter. In addition, our estimate for current year research and development tax credit has increased, and we have recorded this quarter a benefit of approximately $300,000 relating to differences in estimates used when preparing our fiscal 2004 tax provision and actual amounts included in our 2004 tax return.

Our Segment Results for the Three Months Ended December 31, 2004 vs. Three Months Ended January 2, 2004

Government Segment

     Revenues.

			Dollar	Percentage
	Three Months Ended		Increase	Increase
(In millions, except percentages)	December 31, 2004	January 2, 2004	(Decrease)	(Decrease)
Revenues	$48.6	$33.3	$15.3	45.9%

     The government segment received awards of $73.4 million for the third quarter of fiscal year 2005 compared to $49.0 million for the third quarter of fiscal year 2004. The higher beginning backlog and conversion of certain backlog and new orders to revenue contributed to revenue growth. Increased revenues were experienced in the following product lines: $15.0 million for tactical data links, principally our MIDS units and $2.2 million for tactical networking and information assurance systems and products, principally due to KG-250 shipments. The increase was partially offset by the impact of $4.8 million in contract charges related to two programs, primarily related to schedule and cost growth.

     Segment Operating Profit.

			Dollar	Percentage
	Three Months Ended		Increase	Increase
(In millions, except percentages)	December 31, 2004	January 2, 2004	(Decrease)	(Decrease)
Operating profit	$7.0	$3.9	$3.1	79.5%
Percentage of revenues	14.4%	11.7%

     The increase in government segment operating profit dollars was primarily related to the impact from increased revenue quarter over quarter offset by $4.8 million in contract charges related to schedule and cost overruns on two programs and higher bid and proposal costs year over year.

Commercial Segment

Revenues.

			Dollar	Percentage
	Three Months Ended		Increase	Increase
(In millions, except percentages)	December 31, 2004	January 2, 2004	(Decrease)	(Decrease)
Revenues	$41.1	$39.3	$1.8	4.6%

     The increase in revenues reflects improved competitive positioning of our broadband products and more favorable market conditions in the commercial telecommunications market for our VSAT network products. Revenue increase was $2.5 million for enterprise VSAT networks partially offset by $2.2 million in lower revenues for antenna systems for the third quarter of fiscal year 2005 over the third quarter of fiscal year 2004.

Segment Operating Profit

			Dollar	Percentage
	Three Months Ended		Increase	Increase
(In millions, except percentages)	December 31, 2004	January 2, 2004	(Decrease)	(Decrease)
Operating profit	$0.1	$7.7	$(7.6)	(98.7)%
Percentage of revenues	0.2%	19.6%

Without SA Settlement & ORBCOMM
Operating profit	$0.1	$1.0	$(0.9)	(90.0)%
Percentage of revenues	0.2%	2.5%

     Included in the commercial segment operating profit for the three months ended January 2, 2004, are $6.3 million from the SA Settlement and $409,000 of bad debt recovery (ViaSat sold 44,673 shares of Orbital Sciences Corp stock from the bankruptcy liquidation proceedings of ORBCOMM). Despite the increase in revenues, commercial segment operating profit decreased, primarily due to satellite antenna re-pointing costs of $400,000 incurred following the failure of Intelsat Americas-7 satellite and higher selling and research and development costs in our enterprise VSAT business of $500,000.

Nine Months Ended December 31, 2004 vs. Nine Months Ended January 2, 2004

     Revenues

			Dollar	Percentage
	Nine Months Ended		Increase	Increase
(In millions, except percentages)	December 31, 2004	January 2, 2004	(Decrease)	(Decrease)
Revenues	$255.0	$195.4	$59.6	30.5%

     The increase in revenues was due to our higher beginning backlog of $281.6 million and customer awards of $296.7 million for the first nine months of our fiscal year 2005 and the conversion of certain backlog and awards into revenues. Revenues gains were experienced in both our government and commercial segments.

     Gross Profit

			Dollar	Percentage
	Nine Months Ended		Increase	Increase
(In millions, except percentages)	December 31, 2004	January 2, 2004	(Decrease)	(Decrease)
Gross profit	$60.9	$52.7	$8.2	15.6%
Percentage of revenues	23.9%	27.0%

Without SA Settlement
Gross profit	$60.9	$49.5	$11.4	23.0%
Percentage of revenues	23.9%	25.3%

     Excluding the effects of the SA Settlement, gross profit dollars grew from the increase in revenue, but gross profit percentage was less than the prior year due principally to cost overruns involving government development programs, which reduced year-to-date gross profit by approximately $4.8 million and from cost overruns involving consumer broadband development programs which reduced year-to-date gross profit by approximately $3.3 million.

     Selling, General and Administrative Expenses.

			Dollar	Percentage
	Nine Months Ended		Increase	Increase
(In millions, except percentages)	December 31, 2004	January 2, 2004	(Decrease)	(Decrease)
Selling, general and administrative	$34.4	$27.6	$6.8	24.6%
Percentage of revenues	13.5%	14.1%

Without SA Settlement & ORBCOMM
Selling, general and administrative	$34.4	$31.1	$3.3	10.6%
Percentage of revenues	13.5%	15.9%

     Included in SG&A for the nine months ended January 2, 2004, are $3.1 million from the SA Settlement and $409,000 in proceeds from the bankruptcy liquidation of ORBCOMM. SG&A expense is increased principally from approximately $700,000 for efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and selling expenses related to the pursuit of commercial segment and government segment programs.

     Independent Research and Development.

			Dollar	Percentage
	Nine Months Ended		Increase	Increase
(In millions, except percentages)	December 31, 2004	January 2, 2004	(Decrease)	(Decrease)
Independent research and development	$5.4	$7.9	$(2.5)	(31.6)%
Percentage of revenues	2.1%	4.0%

     The IR&D expenses reflects the reduced efforts for company funded development projects due to the increase of orders where customer funded development was part of the contract and the completion of certain IR&D projects in the government segment.

     Amortization of Intangible Assets. The intangible assets from acquisitions in fiscal year 2001 and in fiscal year 2002 are being amortized over useful lives ranging from two to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized.

     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the nine months ended December 31, 2004	$5,130
Expected for the remainder of fiscal year 2005	1,512
Expected for fiscal year 2006	6,048
Expected for fiscal year 2007	5,378
Expected for fiscal year 2008	4,508
Expected for fiscal year 2009	3,760
Thereafter	1,296

     Interest Expense. Interest expense decreased to $91,000 for the nine months ended December 31, 2004 from $327,000 for the nine months ended January 2, 2004. Interest expense relates to short-term borrowings under our line of credit to cover working capital requirements. The decrease in interest expense was from lower loan costs and lower outstanding borrowings. Outstanding borrowings under our line of credit were zero at December 31, 2004 and zero at January 2, 2004.

     Interest Income. Interest income increased to $22,000 for the nine months ended December 31, 2004 from $9,000 for the nine months ended January 2, 2004.

     Provision (Benefit) for Income Taxes. We currently estimate our annual effective income tax rate to be approximately 21% for fiscal 2005, as compared to the actual 13% effective income tax rate in fiscal 2004. The income tax provision for the nine months ended December 31, 2004 is slightly lower than the expected annual effective tax rate primarily due to recording in this quarter this quarter a benefit of approximately $300,000 relating to differences in estimates used when preparing our fiscal 2004 tax provision and actual amounts included in our 2004 tax return.

Our Segment Results for the Nine Months Ended December 31, 2004 vs. Nine Months Ended January 2, 2004

Government Segment

     Revenues.

			Dollar	Percentage
	Nine Months Ended		Increase	Increase
(In millions, except percentages)	December 31, 2004	January 2, 2004	(Decrease)	(Decrease)
Revenues	$127.7	$88.5	$39.2	44.3%

     The government segment received awards of $178.9 million for the first nine months of fiscal year 2005 compared to $143.7 million for the first nine months of fiscal year 2004. The conversion of certain backlog and orders to revenue contributed to revenue growth. Year-to-date, increased revenues were experienced in the following product lines: $28.8 million for tactical data links, principally our MIDS units, and $10.1 million for tactical networking and information assurance systems and products, for the first nine months of fiscal year 2005 over the first nine months of fiscal year 2004.

     Segment Operating Profit.

			Dollar	Percentage
	Nine Months Ended		Increase	Increase
(In millions, except percentages)	December 31, 2004	January 2, 2004	(Decrease)	(Decrease)
Operating profit	$20.9	$10.5	$10.4	99.0%
Percentage of revenues	16.4%	11.9%

     The increase in government segment operating profit dollars was primarily related to the impact from increased revenue period over period contributing to a $12.4 million improved gross profit in our tactical data links products and lower IR&D costs partially offset by cost overruns on two development programs, which reduced year-to-date gross profit by approximately $4.8 million.

Commercial Segment

     Revenues.

			Dollar	Percentage
	Nine Months Ended		Increase	Increase
(In millions, except percentages)	December 31, 2004	January 2, 2004	(Decrease)	(Decrease)
Revenues	$131.4	$108.8	$22.6	20.8%

     The increase in revenues reflects improved competitive positioning across all our commercial products, more favorable market conditions in the commercial telecommunications market for our VSAT network products and further development of our in-flight and consumer satellite broadband internet systems. Revenue increases were comprised of $7.7 million for consumer and mobile broadband products and systems, $10.3 million for enterprise VSAT networks products and $1.2 million for antenna systems for the first nine months of fiscal year 2005 over the first nine months of fiscal year 2004.

     Segment Operating Profit.

			Dollar	Percentage
	Nine Months Ended		Increase	Increase
(In millions, except percentages)	December 31, 2004	January 2, 2004	(Decrease)	(Decrease)
Operating profit	$2.3	$7.7	$(5.4)	(70.1)%
Percentage of revenues	1.8%	7.1%

Without SA Settlement & ORBCOMM
Operating profit	$2.3	$1.0	$1.3	130.0%
Percentage of revenues	1.8%	0.9%

     Included in the commercial segment operating profit for the nine months ended January 2, 2004, are $6.3 million from the SA Settlement and $409,000 in proceeds from the bankruptcy liquidation of ORBCOMM. The increase in commercial segment operating profit dollars was attributable to the impact from increased revenue period over period in antenna systems and enterprise VSAT networks programs partially offset by $3.3 million in contract accounting charges related to cost overruns on consumer broadband programs and production close-out costs on mobile broadband programs.

Backlog

     As reflected in the table below, funded and total backlog increased during the first nine months of fiscal year 2005 with the increases coming from both our government and commercial segments. New contract awards in the current quarter increased backlog to a new all-time high for ViaSat.

	December 31, 2004	April 2, 2004
	(in millions)
Firm backlog
Government segment	$194.1	$142.9
Commercial segment	129.2	138.7

Total	$323.3	$281.6

Funded backlog
Government segment	$126.8	$119.6
Commercial segment	129.2	138.7

Total	$256.0	$258.3

Contract options	$23.1	$25.8

     The firm backlog does not include contract options. Of the $323.3 million in firm backlog, approximately $65.3 million is expected to be delivered during the remaining three months of fiscal year 2005, and the balance is expected to be delivered in fiscal year 2006 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.

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

     Cash used in operating activities for the first nine months of fiscal year 2005 was $4.4 million as compared to cash provided by operating activities for the first nine months of fiscal year 2004 of $30.9 million. The decrease in cash provided by operating activities related to an increase in both billed and unbilled accounts receivable, increase in inventories, the payment of 401(k) and performance bonuses of $6.7 million in the first nine months of fiscal year 2005, compared to zero in the first nine months of fiscal year 2004, offset by cash provided by operations from increased profitability year over year. Cash flow from operating activities for the first nine months of fiscal year 2004, included $9.0 million received in the SA Settlement (see note 8 to our condensed consolidated financial statements). The billed accounts receivable increased due to increased shipments in both our government and commercial segments and the achievement of program milestones. Unbilled accounts receivable increased due to the higher level of MIDS production and the related progress payment process and the delay in achieving milestones primarily on information assurance, consumer broadband and enterprise VSAT programs, and slower than expected uptake for mobile broadband products. We believe the unbilled accounts receivable balances on these programs have reached peak levels and will be flat in our fourth quarter, and then will decrease over the following five or six quarters. The increase in inventory was primarily related to KG-250 inventory as we begin to ramp-up production, and consumer and enterprise VSAT equipment

     Cash used in investing activities for the first nine months of fiscal year 2005 was $8.9 million as compared to cash used in investing activities for the first nine months of fiscal year 2005 of $6.9 million. We acquired $8.9 million in equipment in the first nine months of fiscal year 2005 compared to acquiring $6.9 million in equipment in the first nine months of fiscal year 2004.

     Cash provided by financing activities for the first nine months of fiscal year 2005 was $3.5 million as compared to cash used in financing activities for the first nine months of fiscal year 2004 of $8.0 million. This increase for the first nine months of fiscal year 2005 was primarily the result of net cash payments of $10.0 million on our line of credit in the first nine months of fiscal year 2004, offset by cash received from the exercise of employee stock options.

     At December 31, 2004, we had $9.0 million in cash, cash equivalents and short-term investments, $132.2 million in working capital and no outstanding borrowings under our line of credit. We had $7.9 million outstanding under standby letters of credit leaving borrowing availability under our line of credit of $22.1 million. At January 2, 2004, we had $20.4 million in cash and cash equivalents and short-term investments, $97.9 million in working capital and no outstanding borrowings under our line of credit.

     On December 31, 2004, we executed an amendment to our Amended and Restated Revolving Loan Agreement with Union Bank of California and Comerica Bank, extending the maturity date from December 31, 2004 to February 28, 2005. We were in compliance with our loan covenants at December 31, 2004.

     On January 31, 2005, we entered into a three-year, $60 million revolving credit facility (the “New Facility”) in the form of a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, Comerica Bank and Silicon Valley Bank. The New Facility amends and restates ViaSat’s existing $30 million revolving credit facility that was scheduled to expire on February 28, 2005 (the “Prior Facility”).

     Borrowings under the New Facility are permitted up to a maximum amount of $60 million, including up to $15 million of letters of credit. Borrowings under the New Facility bear interest, at ViaSat’s option, at either the lender’s prime rate or at LIBOR (London Interbank Offered Rate) plus, in each case, an applicable margin based on the ratio of ViaSat’s total funded debt to EBITDA (income from operations plus depreciation and amortization). As with the Prior Facility, the New Facility is collateralized by substantially all of ViaSat’s personal property assets.

     The New Facility contains financial covenants that set a minimum EBITDA limit for the twelve-month period ending on the last day of any fiscal quarter at $30 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00.

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

Contractual Obligations

     The following table sets forth a summary of our obligations under operating leases, irrevocable letters of credit, purchase commitments and other long-term liabilities for the periods indicated (in thousands):

		For the balance of	For the fiscal years
	Total	fiscal year 2005	2006-2007	2008-2009	After 2009

Operating leases	$60,211	$1,716	$10,438	$10,364	$37,693
Standby letters of credit	7,875	3,002	4,680	193	—
Purchase commitments	175,068	43,780	114,555	16,733	—
Other long-term liabilities	3,834	—	2,036	1,798	—

Total	$246,988	$48,498	$131,709	$29,088	$37,693

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

Future Accounting Requirements

     In December 2004, the Financial Accounting Standards Board revised SFAS 123, “Share-Based Payment” (“SFAS 123R”), which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for the second quarter of fiscal 2006.

     We will adopt the provisions of SFAS 123R and plan to use the modified prospective transition method. Under the modified prospective transition method, SFAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123 (See Stock-based Compensation in Note 1). At December 31, 2004, unamortized compensation expense, as determined in accordance with SFAS 123, that we expect to record during the second quarter of fiscal 2006 was approximately $2.4 million before income taxes. We will incur additional expense during the second quarter of fiscal 2006 related to new awards granted during the last three months of fiscal 2005 and the first three months of fiscal 2006 that cannot yet be quantified. We are in the process of determining which measurement model to value stock-based compensation as prescribed in SFAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on the financial statements.

Off-Balance Sheet Arrangements

     We had no off-balance sheet arrangements at December 31, 2004.

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

Our Reliance on U.S. Government Contracts Exposes Us To Significant Risks

     Approximately 50% of our revenues in the first nine months of fiscal year 2005, 46% of our revenues in fiscal year 2004 and 45% of our revenues in fiscal year 2003 were derived from U.S. government applications. Although our commercial business has substantially reduced our dependence on U.S. government business, our U.S. government business will continue to represent a significant portion of our revenues for the foreseeable future. U.S. government business exposes us to various risks, including:

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

A Significant Portion of Our Revenues is Derived from a Few of Our Contracts

     A small number of our contracts account for a significant percentage of our revenues. Our largest revenue producing contracts are related to our tactical data links (which includes MIDS) products generating approximately 21% of our revenues in the first nine months of fiscal year 2005, 15% of our revenues in fiscal year 2004 and 18% of our revenues in fiscal year 2003. Our five largest contracts generated approximately 28% of our revenues in the first nine months of fiscal year 2005, 24% of our revenues in fiscal year 2004 and 29% of our revenues in fiscal year 2003. The failure of these customers to place additional orders or to maintain these contracts with us for any reason, including any downturn in their business or financial condition, or our inability to renew or replace our contracts with these customers when they expire could materially harm our business and impair the value of our common stock.

We Depend Heavily on the VSAT Market

     We derived approximately 26% of our revenues in the first nine months of fiscal year 2005, 28% of our revenues in fiscal year 2004 and 34% of our revenues in fiscal year 2003 from sales of VSAT communications networks. A significant decline in this market or the replacement of VSAT technology by an alternative technology could materially harm our business and impair the value of our common stock.

Our Credit Facility Contains Restrictions that Could Limit Our Ability to Implement Our Business Plan

     The restrictions contained in our line of credit may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. In addition, if we fail to meet the covenants contained in our line of credit, our ability to borrow under our line of credit may be restricted. The line of credit, among other things, restricts our ability to do the following:

•	incur additional indebtedness,

•	create liens on our assets,

•	make certain payments, including payments of dividends in respect of capital stock, consolidate, merge and sell assets,

•	engage in certain transactions with affiliates, and

•	make acquisitions.

In addition, the line of credit requires us to satisfy the following financial tests:

•	minimum EBITDA (income from operations plus depreciation and amortization) for the twelve-month period ending on the last day of any fiscal quarter of $30 million,

•	minimum tangible net worth as of the last day of any fiscal quarter of $135 million, and

•	minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter of 1.50 to 1.00.

     We cannot assure you we will be able to comply with our financial or other covenants or that any covenant violations will be waived. Any violation not waived could result in an event of default, permitting the lenders to suspend commitments to make any advance, to declare notes and interest thereon due and payable, and to require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to comply with our financial or other covenants, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms acceptable to us, if at all.

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

We May Experience Losses from Our Fixed-Price Contracts

     Approximately 87% of our revenues in the first nine months of fiscal year 2005, 89% of our revenues in fiscal year 2004 and 95% of our revenues in fiscal year 2003 were derived from contracts with fixed prices. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. We believe a high percentage of our contracts will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

We Expect to Increase Our Research and Development Costs, Which Could Significantly Reduce Our Profitability

     Our future growth depends on penetrating new markets, adapting existing satellite communications products to new applications, and introducing new communications products that achieve market acceptance. Accordingly, we are actively applying our communications expertise to design and develop new hardware and software products and enhance existing products. We expended $5.4 million in the first nine months of fiscal year 2005, $10.0 million in fiscal year 2004 and $16.0 million in fiscal year 2003 in research and development activities. We expect to continue to spend discretionary funds on research and development in the near future. The amount of funds spent on research and development projects is dependent on the amount and mix of customer funded development, the types of technology being developed and the affordability of the technology being developed. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the near future. Our research and development program may not produce successful results, which could materially harm our business and impair the value of our common stock.

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

Compliance with Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our independent registerd public accounting firm’s audit of that assessment has required, and is likely to continue to require, the commitment of significant financial and managerial resources, which could materially harm our business and impair the value of our common stock.

We Have Identified a Material Weakness in our Internal Control Over Financial Reporting and May, in the Future, Identify Other Material Weaknesses

          Our independent registered public accounting firm noted in its third quarter review that our accounting staff had identified but improperly assessed the accounting consequences for two types of non-routine transactions. These two matters included (1) two separate bill and hold transactions where revenue was not deferred in accordance with the revenue recognition principles of SEC Staff Accounting Bulletin 104, Revenue Recognition, and (2) two foreign currency forward purchase contracts that were not properly assessed and designated as hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

     Because adjustments to our interim financial statements were required during the third quarter review related to the bill and hold transactions that involved amounts which were material to the interim financial statements, we concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2004. As defined in Public Company Accounting Oversight Board Standard No. 2, a material weakness is “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

     Specifically, our management did not have formalized policies and procedures in place that (1) specify how significant and non-routine transactions should be assessed, (2) specify how the accounting conclusions were to be documented and (3) include criteria requiring that certain accounting conclusions be reviewed and approved by a more experienced member of the accounting staff. Our management has also concluded that our inadequate depth of finance and accounting resources contributed to the significance of these internal control deficiencies.

     Although we are undertaking a number of initiatives to address these internal control deficiencies, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in the current or any future periods. In addition, we may in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting as of our fiscal year-end. We may be unable to remediate these internal control deficiencies in sufficient time to permit testing of our documentation and remediation efforts relating to this material weakness. If we are unable to remediate the deficiencies in a manner that permits testing of the effectiveness of these remediation efforts, management may conclude that our internal control over financial reporting is not operating effectively or our independent registered public accounting firm may be required to issue an adverse opinion on our internal control over financial reporting, which could in either case adversely affect investor confidence and impair the value of our common stock.

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

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions and Currency Fluctuations

     Approximately 21% of our revenues in the first nine months of fiscal year 2005, 24% of our revenues in fiscal year 2004 and 27% of our revenues in fiscal year 2003 were derived from international sales. We anticipate international sales will account for an increasing percentage of our revenues over the next several years. Many of these international sales may be denominated in foreign currencies. Because we do not currently engage in nor do we anticipate engaging in material foreign currency hedging transactions, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.

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

Changes in Financial Accounting Standards Related to Stock Option Expenses are Expected to Have a Significant Effect on our Reported Results

     The FASB recently issued a revised standard that requires that we record compensation expense in the statement of operations for employee stock options using the fair value method. The adoption of the new standard is expected to have a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to establish the value of stock options. As a result, the adoption of the new standard in the second quarter of fiscal year 2006 could impair the value of our common stock and result in greater stock price volatility.

Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence Over Matters Requiring Stockholder Approval

     As of February 2, 2005, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 19% of our common stock. Accordingly, these stockholders may be able to significantly influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. These stockholders may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. This ownership interest could also have the effect of delaying or preventing a change in control.

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

Our Forward-looking Statements are Speculative and May Prove to be Wrong

     Some of the information in this Quarterly Report involves forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “should,” “may,” “will” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed in this “Factors that May Affect Future Performance” section of the Quarterly Report, which could cause actual results to differ materially from those expressed or implied by these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements.

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

     During the third quarter, we entered into two foreign currency forward contracts in order to manage the foreign currency exchange risks related to certain operating expenses. At their inception, these foreign currency exchange contracts had maturities of less than 6 months. We do not purchase currency options for trading purposes. As of December 31, 2004, there were two foreign currency exchange contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. One foreign exchange contract with a notional amount of $94,000 had a negligible fair value at December 31, 2004. The second foreign exchange contract with a notional amount of $1.9 million, consisting of both a put contract and a call contract, had a fair value of zero as of December 31, 2004. Accordingly, for the three and nine months ended December 31, 2004, we did not record any gains or losses on these foreign currency forward contracts. The fair value of these foreign currency forward contracts as of December 31, 2004, would have changed by $196,000 if the foreign currency exchange rate for the Euro to the U.S. dollar on these forward contracts had changed by 10%.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the Securities and Exchange Commission’s rules and forms.

     Our independent registered public accounting firm, PricewaterhouseCoopers LLP, noted in its third quarter review that our accounting staff had identified but improperly assessed the accounting consequences for two types of non-routine transactions. These two matters included (1) two separate bill and hold transactions where revenue was not deferred in accordance with the revenue recognition principles of SEC Staff Accounting Bulletin 104, Revenue Recognition, and (2) two foreign currency forward purchase contracts that were not properly assessed and designated as hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

     Because adjustments to our interim financial statements were required during the third quarter review related to the bill and hold transactions that involved amounts which were material to the interim financial statements, we concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2004. As defined in Public Company Accounting Oversight Board Standard No. 2, a material weakness is “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

     Specifically, our management did not have formalized policies and procedures in place that (1) specify how significant and non-routine transactions should be assessed, (2) specify how the accounting conclusions were to be documented and (3) include criteria requiring that certain accounting conclusions be reviewed and approved by a more experienced member of the accounting staff. Our management has also concluded that our inadequate depth of finance and accounting resources contributed to the significance of these internal control deficiencies.

     Our management and our independent registered public accounting firm have discussed the areas of weakness with our Audit Committee. The Audit Committee is taking an active role in addressing the deficiencies, including overseeing management’s implementation of the remedial measures described below. To this end, we are implementing the following measures to improve our internal control over financial reporting:

•	Hiring additional finance and accounting personnel with appropriate experience to, among other things, oversee non-routine transactions to ensure they are properly accounted for in accordance with generally accepted accounting principles.

•	Conducting additional training of our personnel concerning revenue recognition accounting principles.

•	Establishing and implementing policies and procedures for the identification, assessment, documentation and supervisory review of the accounting for significant and non-routine transactions.

     As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004, the end of the period covered by this Quarterly Report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the deficiencies caused our disclosure controls and procedures not to be effective at a reasonable assurance level as of December 31, 2004.

     The steps identified above, including the hiring of additional finance and accounting personnel, are designed in part to ensure our accounting with respect to any significant non-routine transactions is in accordance with generally accepted accounting principles. Our management and Audit Committee intend to closely monitor the implementation of our remediation plan and are prepared to take additional measures where necessary to ensure we have the necessary resources in place to properly account for such transactions.

     While we believe the foregoing management initiatives should mitigate the internal control deficiencies identified, there can be no assurance the proper resources can be hired, training of personnel can be conducted, policies can be implemented or new controls can be validated on a timely basis in order for management and our independent registered public accounting firm to conclude that our internal control over financial reporting is operating effectively as of our fiscal year-end, April 1, 2005. Other than the foregoing initiatives, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

February 9, 2005

/s/ Mark D. Dankberg

Mark D. Dankberg
Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

/s/ Ronald G. Wangerin

Ronald G. Wangerin
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)