Form 10-K
period 2005-04-01
VIASAT INC
filed 2005-06-10
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended April 1, 2005

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
Common Stock, $.0001 Par Value
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      The aggregate market value of the voting stock held by non-affiliates of the registrant, as of October 1, 2004 was approximately $415,911,987 (based on the closing price on that date for shares of the registrant’s Common Stock as reported by the Nasdaq National Market). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of June 3, 2005 was 26,897,516.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended April 1, 2005.

VIASAT, INC.
FORM 10-K
For the fiscal year ended April 1, 2005

PART I

Item 1.	Business
      All references in this annual report to our fiscal year 2005 refer to the fiscal year ended on April 1, 2005. Unless otherwise indicated, all references in this annual report to periods of time (e.g., quarters and years) are to fiscal periods.
      We were incorporated in California in 1986 and reincorporated in Delaware in 1996. Our website address is www.viasat.com. Our website is not part of this filing. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material has been electronically filed with or furnished to the Securities and Exchange Commission (SEC). They are also available free of charge on the SEC’s website at www.sec.gov. In addition, any materials filed with the SEC may be read and copied by the public at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Introduction
      We are a leading provider of advanced digital satellite communications and other wireless networking and signal processing equipment and services to the government and commercial markets. Although we initially focused primarily on developing satellite communication and simulation equipment for the U.S. government, we have successfully diversified into other related government as well as commercial markets. During the period from April 2000 to January 2002, we acquired (1) the satellite networks business from Scientific-Atlanta, Inc. (SA), (2) the Comsat Laboratories business from Lockheed Martin Global Telecommunications, LLC (LMGT), and (3) US Monolithics, LLC (USM). These acquisitions further enhanced our strategic positioning in the commercial satellite communication market and significantly expanded our intellectual property portfolio. As a result of this diversification, we have transitioned from a primarily defense-oriented company to a company with near equal amounts of government and commercial business. We believe our diversification, combined with our unique ability to effectively apply technologies between government and commercial markets, provides us a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies.
      We develop and produce satellite ground network systems and other related defense and commercial digital communications equipment. Generally, our sales consist of either:

•	Project contracts to study, research, develop, test, support, and manufacture customized communication systems or products for both government or commercial customers. Research and development costs for these customized projects and products are often customer-funded.

•	Selling, deploying, and supporting our standard “off-the-shelf” products for both government or commercial customers. These standard products are generally developed through a combination of customer and discretionary internal research and development funding.
      Our customers include a variety of government and commercial entities. Government contracts may be directly with U.S. or foreign governments, or indirectly through domestic or international prime contractors. Purchasers of our standard off-the-shelf products include U.S. and foreign governments, domestic and international prime contractors, telecom service providers, and commercial enterprises. We also enter into contracts to design, develop and manufacture customized satellite network systems or equipment for domestic and international commercial customers. Individual contracts may range in value from thousands of dollars to tens of millions of dollars.

Segment Overview
      We are organized principally in two segments: government and commercial. Our government business encompasses specialized products principally serving defense customers and includes:

Tactical Data Links. Our Tactical Data Links product line primarily consists of our multifunction information distribution system (MIDS) product. The MIDS terminal operates as part of the Link-16 line-of-sight tactical radio system, which enables real time data networking among ground and airborne military users providing an electronic picture of the entire battlefield to each user in the network. We are one of only two current U.S. government certified providers of MIDS production units.

Tactical Networking and Information Assurance. Tactical Networking and Information Assurance products include our information security and ViaSat Data Controller (VDC) products. Our information security products enable military and government communicators to secure information up to “Top Secret” levels. Our VDC products provide reliable military tactical communication channels using innovative error correction technology. Technology from some of these products are integrated into some of our existing tactical radio products (such as MIDS and UHF DAMA satellite products) as well as sold on a stand-alone basis.

Mobile Satellite Communication Systems. We have a 15 year history of leadership in the UHF satellite communication terminal market. This includes the design and development of modems, terminals and test and training equipment operating over the military UHF satellite band. These products are used in “manpack” satellite communication terminals as well as airborne, ship, shore and mobile applications. In addition, we also specialize in leveraging our commercial satellite technology into military applications. We generally focus on opportunities for high-speed satellite communications products which operate in higher frequencies.
We believe our long standing strength in both commercial and government satellite communications technologies provides us an advantage as the U.S. military looks to upgrade its satellite technology with a mix of funded development and commercial technologies.
      Our commercial business comprises an end-to-end capability to provide customers with satellite communication equipment solutions and includes:

Consumer Broadband. Our consumer products include the development of DOCSIS (Data Over Cable Service Interface Specification)-based and DVB-RCS (Digital Video Broadcast-Return Channel Satellite) satellite broadband systems, including satellite modem termination systems for system operators and customer premise equipment.

Mobile Broadband. Our mobile broadband products include the design and development of airborne, maritime and ground mobile terminals and systems. Existing certified systems in the in-flight broadband market include Connexion by Boeing and SKYLink for ARINC. We are also developing systems in the maritime and ground mobile markets.

Enterprise VSAT. Our Enterprise VSAT (Very Small Aperture Terminal) satellite communication products and services comprises a wide range of terminals, hubs, and networks control systems as well as network management services for customers in North America and internationally.

Satellite Networking Systems Design and Technology Development. We believe we have extensive capabilities in satellite networking design and development and engineering support for both commercial and government customers.

MMIC Design and Development. Our subsidiary, USM, specializes in the design of monolithic microwave integrated circuits (MMICs), packaged components, and modules for commercial, military and space applications. Areas of expertise include high frequency communication technology, MMIC semiconductor design, high-power transceiver design, high levels of functional integration, high-frequency packaging and design for low-cost manufacturing.

Antenna Systems. We provide antenna systems for both commercial and defense communications. We have a 40-year legacy in the design, test, manufacture and installation of antennas from three to 18 meters. Applications for these antenna systems include large system gateways, VSAT or video broadcast hubs, image retrieval by satellite, transportable antennas, and telemetry, tracking and control.
With expertise in commercial satellite network engineering, gateway construction, and remote terminal manufacturing for all types of interactive communications services, we believe we have the unique ability to take overall responsibility for designing, building, initially operating, and/or maintaining a fully operational, customized satellite network serving a variety of markets and applications.
The ViaSat Advantage
      We have consistently aimed to achieve and sustain competitive advantages through:

•	A culture of innovation and advanced technology. Executive management has always been technically oriented. We place high value on technical competence and expertise among our employees.

•	Focus on markets that place a high value on innovative technology. Since technology is fundamental to our culture, we tend to target markets and customers who value what we do best.

•	A cohesive, experienced management team. Our three founders have worked together for over 20 years (including experience prior to starting ViaSat) and turnover among executive management leadership is very low. We believe we have significant management experience within our core business areas and in working together as a team.

•	Low employee turnover rates. We believe our culture and sustained growth help continue to foster an exceptionally low employee turnover rate — especially for a high technology company. We believe a low employee turnover rate helps reduce overall costs and sustains long-term relationships with our customers.

•	A complementary mix of defense and commercial products, projects, and geographic markets. Management constantly aims for a diversified mix of businesses that is unified through common underlying technologies, customer applications, market relationships or other factors. We believe this complementary mix, combined with our unique ability to effectively apply technologies between government and commercial markets, provides us a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies.

•	Long-lived customer relationships. We focus on establishing and cultivating customer relationships that have the potential for enduring for many years. We believe this has been particularly successful with a number of government customers.

•	High quality, cost effective outsourced manufacturing supply chain. Since inception, we have chosen to strategically out-source much of our manufacturing operations. We believe this reduces operating costs, reduces capital investments, facilitates rapid adoption of the most modern and effective manufacturing technologies, provides flexible response to fluctuating product demand, and focuses our resources on designing for producibility. We manage out-sourced manufacturing through an ISO-9001 quality process and have established enduring relationships with key suppliers.

•	Recognition within our market niches for technical innovation and excellence, product quality, and competitiveness.
Strategy
      We target three basic business objectives:

1. Offer investors superior opportunities for equity appreciation through sustained growth in revenues and earnings. This drives us to identify, select, and pursue those market opportunities most consistent with this objective.

2. Establish enduring relationships with our customers, work force and suppliers. This compels a long-term view.

3. Sustain and enhance our competitive advantages in advanced communications and networking technologies. We are fundamentally a technology company, which guides our investments of management attention, time, and resources. We believe this is a key reason for our past success on the first two objectives.
      We are involved in a diverse set of inter-related markets and technologies — we believe much more so than most companies of comparable size. We believe our business mix has grown due to the following strategic concepts we tend to apply in pursuing customers, markets, and technologies:

•	Leverage customer funded research and development (R&D) opportunities. We often offer products and technologies that are not available “off the shelf” from any supplier and must be developed, or customized, via funded R&D by a particular customer. This principle applies, to varying extents, to both our government and commercial segments.

•	Address increasingly larger markets. We have applied this same principle for the life of the company. The size of customer funded opportunities we can credibly address directly correlates to our annual revenue. By increasing our revenues, we anticipate we will be more successful in capturing customer funded R&D opportunities for increasingly larger projects, like we have with MIDS and Connexion by Boeing.

•	Steadily evolve into “neighboring” products, projects, technologies & markets. We anticipate continued growth via evolutionary steps by:

1. Selling existing, or customized, versions of technologies we developed for one customer base to a different market. This principle can be applied, for instance, to different segments of the government market, or between government and commercial markets. It is the primary way we grow the market segments we address.

2. Selling new, but related, technologies or products to existing customers. This is the primary way we expand the breadth of technologies and products we offer.

•	Careful targeting of new market opportunities. We consider several factors in selecting new market opportunities:

1. Are there meaningful entry barriers for new competitors? Examples include specialized technologies or expertise, a large body of “legacy” software, or special relationships.

2. Are we addressing “right-sized” niches consistent with our growth objectives? We seek niches large enough to provide us with significant revenues, but are not likely to evoke excessive competition.

3. Does it involve new, advanced, unproven, and/or customized technologies? Our technology competence and focus makes us an attractive supplier to customers who understand, and are sensitive to, development risks associated with new technologies.

4. Is the opportunity consistent with our market reach and selling channels?

•	Augment customer funded R&D with discretionary R&D to enter or leverage new markets or technologies. We use availability of customer funding or co-investments for product development as an important factor in choosing where to apply our own discretionary R&D resources.

•	Invest in R&D, sales and marketing, and capital facilities to foster a constant flow of new opportunities. Often we apply discretionary expenditures in a way to promote a renewable stream of project or market opportunities — as opposed to developing or promoting specific products or markets per se.

•	Sustain a large (relative to our size) and highly proficient engineering staff to capture and perform our target projects. Since customer funded R&D is an important aspect of our business, we believe it is

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

•	Continue to take informed, aggressive, diversified and prudent risks in advancing technologies to achieve leading and pioneering positions in target markets. Our technical orientation and competence is usually most valuable in addressing programs involving significant technical challenges which often carry the greatest risks. We emphasize the ability to identify, evaluate, and retire sources of technology risk in pursuing new program and market opportunities. We also aim to mitigate those risks by targeting a diversity of projects, by investing appropriate discretionary R&D or pre-proposal efforts, by staggering the timing of risky development projects, by diversifying the customer base, and by accepting risks that have at least a proportionate amount of expected financial returns.

•	Sustain our diversified business mix. We believe there is economic value in maintaining diversity in our technology and market portfolios and taking active steps to sustain and foster it.

Government

Market Opportunity
      Our government segment revenues grew by over 37%, 56% and 30%, and new orders by over 33%, 30% and 100%, during the fiscal years 2005, 2004 and 2003, respectively. While there may be several interpretations or explanations for our growth during this year, we believe there are three basic themes and believe those themes may persist in our government markets for several years:

1. The critical role of collection and dissemination of real-time information in executing high-speed, high precision, highly mobile warfare over dispersed geographic areas. There are two important aspects of this. One is reflected in the catch phrase “network-centric warfare,” which emphasizes the importance of real time data networks of all types via multiple transmission media. The other is the growing importance of satellite-based communications, in particular, as the most reliable method of connecting rapidly moving forces who may simply out-run the range of terrestrial radio links.

2. The growing importance of Internet Protocol (IP) networks in the Department of Defense (DoD) compared to older circuit based systems — especially in light of network-centric warfare. We believe IP networks will drive a fundamental restructuring of DoD’s secure information networks, which will take several years to complete.

3. We believe that over the next decade or so many of the previous generation of defense communications satellite networks will expire or become obsolete. New programs are underway or in planning to define, develop, procure and deploy systems to replace them. While we have been successful in capturing defense satellite ground system business in the past, we believe these new programs present more opportunities for bidding on new contracts than we have seen previously.
We believe these fundamentals offer growth opportunities for each of our government product areas.
      Our government segment includes the following product lines: (1) Tactical Data Links, (2) Tactical Networking and Information Assurance, and (3) Mobile Satellite Communications (MILSATCOM).

Tactical Data Links
      Our Tactical Data Links product line is anchored by the MIDS terminal market and the MIDS Joint Tactical Radio System (MIDS JTRS) development program. We are a MIDS prime contractor and are one of only three international and one of two U.S. qualified providers of MIDS production units.

      MIDS is a specific implementation of a secure, anti-jam, tactical data radio intended primarily for air-to-air, air-to-ship, and air-to-ground real time transmission of situational awareness and command and control information using the “Link-16” protocol. MIDS JTRS will be a Software Compliant Architecture (SCA) new generation radio system for the F/A-18 E/F and A-10 aircraft initially that will perform all the current MIDS functionality and will be capable of operating advanced waveforms to meet future network centric operations radio system requirements.
      MIDS terminals have been deployed all over the world and are fully operational in the U.S. Air Force, Navy and Army forces. Current plans include system upgrades to the MIDS terminals that are already deployed as well as terminals to be delivered in the future. We believe the U.S. government has invested substantially in Link-16 and MIDS and it is unlikely that other defense contractors will in the immediate future be qualified to supply Link-16 terminals for the DoD platforms designated to receive MIDS.
      We also anticipate a number of other countries which operate their own versions of MIDS-capable platforms (e.g., F-16’s) or which use other tactical air platforms and tactical ground based systems but desire to interoperate with U.S. forces, to procure MIDS terminals. In aggregate, we believe the international market is approximately as large as the domestic U.S. market for MIDS. We expect EuroMIDS to compete for international orders, but it has only recently completed qualification testing and the EuroMIDS terminal is not qualified on U.S. produced platforms. International customers may procure terminals directly from us, or have the U.S. government acquire them on their behalf via the Foreign Military Sales program.
      MIDS terminals are currently in full rate production and in the next few years MIDS JTRS is expected to migrate from a development and qualification program to low rate initial production phase and then to full rate production. We believe this will likely lead to higher ordering rates in aggregate. While MIDS production represents the largest portion of this product line, we believe MIDS JTRS will eventually surpass the MIDS production rates and there are other related ongoing and potential opportunities including development of a low cost weapon data link and expanded requirements for Link-16 capabilities and support equipment.
      We compete with Data Link Solutions (DLS), a joint venture between Rockwell Collins and BAE (United Kingdom), and EuroMIDS, which is a consortium comprised of four European contractors, Selenia (Italy), Thales (France), EADS (Germany), and Indra (Spain). We are co-developing with DLS the MIDS JTRS radio system under an accelerated contract for the U.S. Navy and U.S. Air Force with international participation in the program.

Tactical Networking and Information Assurance

Information Assurance
      For many years, we have developed and manufactured “Type 1” DoD approved communications security devices. Type 1 encryption devices are required for virtually any communication of classified military information over radio, satellite, wire line, or fiber optic media. Type 1 encryption is used to protect information whether it is transmitted over military or commercial frequency bands or transmission systems. Prior to the year 2000, most of our previous Type 1 encryption devices were integrated or “embedded” into tactical radio products such as MIDS or our UHF DAMA satellite products.
      For the last decade, we have been anticipating increased demand for Type 1 encryption devices that support IP based networks. Our KIV-21 stand-alone Type 1 encryptor was our first product aimed at the IP market. During the past few years, DoD has moved toward IP encryption and developed a new standard to create an interoperable environment for such devices. The new standard is called HAIPIS, or High Assurance Internet Protocol Interoperability Specification. We are a charter member of the industry working group charged with maintaining and evolving the HAIPIS standard. This past year, we were able to obtain certification for both our first and second HAIPIS compliant cryptos (the KG-250 and the KG-250A). These are similar 100 megabits per second (Mbps) products that can be applied to different environments. The HAIPIS standard has become the security foundation for the DoD’s Global Information Grid (GIG), an initiative to achieve information superiority by connecting soldiers to the information they need, when they need it, no matter where they are. End to end information security is a cornerstone of the GIG, and HAIPIS is the standard by which it is to be achieved.
      Another important aspect to the information security market is the DoD’s efforts to update its communications security products through an initiative known as “Crypto Modernization.” The focus of this initiative is to completely replace the DoD’s legacy inventory of encryptors with a new generation of programmable cryptographic devices. We anticipate the U.S. government will invest approximately $4 billion over ten years to modernize this information security infrastructure.
      In response to these trends, we have developed a programmable, high assurance cryptographic architecture specifically designed to support Type 1 networking that is flexible enough to be applied to both stand-alone network encryptors and multi-channel embedded network encryptors. Our architecture, dubbed the Programmable, Scalable Information Assurance Module (PSIAM) is designed to meet the requirements of Crypto Modernization, HAIPIS and the GIG. We believe most of our growth in the information security market is due to our customers’ recognition that the PSIAM meets their emerging information assurance requirements. Both the KG-250 and KG-250A, and the Navy’s Common Data Link System are PSIAM based products that achieved certification this past year. Other important PSIAM based products and programs undergoing certification which highlight our ability to compete using this approach include:

•	Our gigabit speed Inline Network Encryptor, KG-255.

•	The embedded encryption module for the U.S. Air Force’s Family of Beyond Line of Sight Terminal (FAB-T).

•	The embedded encryption module for the MIDS JTRS.

•	Our family of high assurance filters including the JMINI High Assurance Guard for the U.S. Navy and the Secure Gateway/ Trusted Filter for CECOM.
      We are currently developing the second generation of PSIAM technology, reducing the size and cost of the implementations, and adding multi-level, multi-channel capabilities. We believe this technology investment will provide even greater growth potential than the first generation has the last few years.

Tactical Networking
      For the past 10 years, we have offered VDC products which provide data communications over noisy, error-prone radio networks. This VDC product line is compatible with an interoperable military standard known as MIL-STD 188-184 and is primarily used on mobile tactical radios for reliable data communications. We manufacture both gateway and network edge versions of these products. Many users are involved in “special operations” and similar light or highly mobile forces organizations. We believe we hold a dominant position in a portion of this market with multi-band and SATCOM radio users, with approximately 18,000 data controller products fielded. We have strong name brand recognition with these products, which we believe provide excellent reliability and performance. This area continues to provide consistent product sales with excellent margins. The networking features of these products allow users to realize the connectivity goals of the GIG today using their legacy radios even before transformation communication programs such as JTRS are available, albeit at lower data rates.
      There continue to be market opportunities in this product area through continual deployment of the gateway version of these products into the DoD’s core network infrastructure, which in turn results in significant edge product sales. We attempt to approach this market by anticipating the needs of users, and provide them with the capabilities they need, when they need it. Examples of our approach to the market include providing interface capability to every major tactical radio and computing device in the DoD inventory, providing messaging applications that take full advantage of the VDC’s capabilities, and implementing an IP layer to network radio networks with wired networks.
      We seek to improve our VDC products by providing incremental advancements to both their network capabilities and communications performance. Our advantage in this market is our continuous product evolution and excellent customer support enabled by our unique knowledge of user requirements.

Mobile Satellite Communication Systems (MILSATCOM)
      MILSATCOM consist primarily of stand-alone and embedded satellite modems, terminals, and test and training equipment operating over the military UHF satellite band and military satellite communication solutions, which leverage our commercial broadband satellite technology.
      UHF satellite terminals are almost always required to support a complex set of interoperable networking standards known as MIL-STD 188-182 and MIL-STD 188-183 — also called, collectively, UHF DAMA (Demand Assigned Multiple Access). We have been a leading supplier of UHF DAMA terminals, modems, and network control systems for both U.S. and allied military and prime contractors.
      Our key products include:

•	The UHF DAMA satellite modem embedded in Raytheon’s AN/ PSC-5 “manpack” satcom terminal. (Raytheon has also designed our UHF DAMA modem into other related terminals including one for the Tactical Tomahawk cruise missile and other multi-band tactical radios),

•	The RT-18xx family of modular UHF satcom terminals for airborne, ship and shore installations,

•	The MD-1324 stand-alone UHF DAMA modem,

•	The DOCCT/ S (DAMA Orderwire Control Channel Trainer/ Simulator) test and training system, and

•	Related UHF satellite terminal products including antenna combining systems, network control terminals and software, and end-user software applications.
      In late fiscal year 2003, we began to expand our MILSATCOM focus to leverage our broadband commercial satellite technology into military satellite communications solutions for the U.S. government and its prime contractors. We believe significant growth opportunities exist for government broadband systems across many product areas, including:

•	Growth from existing programs including the certification of the EBEM modem, its transition into full scale production, and the expansion of this technology into additional satellite communication segments.

•	The U.S. government’s desire to standardize on a network-centric IP bandwidth-on-demand satellite modem. One of the key objectives is to gain the logistics advantage from a common modem implementation that serves point-to-point SCPC, network-centric mesh and hub-spoke topologies. We are in an ideal position to leverage our EBEM (SCPC), LINKWAY (mesh) and LinkStar (hub-spoke) products to meet the U.S. government’s requirements.

•	Integration of our existing enterprise VSAT, bandwidth on demand satellite network systems such as LINKWAY and LinkStar, to satisfy near term communications requirements of our U.S. government customers. The Joint Combat Camera Imagery and Coalition Military Network systems in Iraq exemplify these types of opportunities.

•	Deployment of a “cable modem” like satellite communications-on-the-move service that leverages our ArcLight network technology that we developed to bring broadband connectivity to business jets.
Customers and Markets

Customers
      The primary customers for our government segment are the DoD, other U.S. government agencies and departments, international allied nations and large defense contractors. While most of our commercial customers are based in the United States, many of our large defense contractor customers have recently been leveraging our network design experience and the advanced capabilities of our products to sell communications products to international military forces. Examples of large defense contractors with which we have worked in the past include Raytheon Systems Company, Lockheed Martin Corporation, The Boeing Company, Northrop Grumman Corporation, ITT Industries, and Marconi Communications, Elmer S.p.A.

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
      Our government sales teams consist of engineers, program managers, marketing managers and contract managers who work together to identify business opportunities, develop customer relationships, develop solutions for the customer’s needs, prepare proposals and negotiate contractual arrangements. The period of time from initial contact through the point of product sale and delivery can take over three years for more complex product developments or for product developments including prototypes and demonstrations. Products already in production can usually be delivered to a customer between 90 to 180 days.
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

Competition
      Within our government segment, we generally compete with defense electronics product, subsystem or system manufacturers such as Rockwell Collins, L3 Communications, Harris, General Dynamics, BAE Systems or similar companies. We may occasionally compete directly with the largest defense prime contractors, who are also customers, including Boeing, Lockheed Martin, Northrop Grumman or Raytheon Systems. We also frequently partner or team with these same companies (large or mid-tier) to compete against other teams for large defense programs. Almost all of the companies with which we compete are substantially larger than we are.
Commercial

Market Opportunity
      The introduction of satellite communications technology in the 1950’s represented a fundamental change in communications networks. A communications satellite, in essence, provides the ability to route a communications signal through the sky. Signals are sent from users on the ground to the satellite, which then amplifies the signal and sends it back to end-users on the ground. Depending on the altitude of a satellite’s orbit, it can cover a geographic area, or footprint, larger than the size of a continent. The key components of a satellite communications system include:

•	satellites, which relay communications signals to and from the users,

•	gateways, which control the satellite network and connect it to communications networks on the ground, and

•	user terminals (indoor unit and outdoor unit) connecting the users to the satellite network.
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
      Data Networks. Satellite networks are well suited for data networks which focus on (1) rapidly deploying new services across large geographic areas, (2) reaching multiple user locations separated by long distances, (3) filling in gaps or providing support for data points of congestion, or bottlenecks in ground-based communications networks, and (4) providing communications capabilities in remote locations and in emerging markets where ground-based infrastructure has not yet been developed. In addition, satellite networks are used as a substitute for, or supplement to, ground-based communications services such as frame relay, digital subscriber lines, fiber optic cables, and Integrated Services Digital Networks (ISDN). We believe satellite data network products and services will present us with growth opportunities as commercial data networks using satellites are applied in developed and developing markets throughout the world.
      Internet Applications. In recent years, there has also been an increase in the use of satellites for Internet traffic. This growth has been centered on connecting consumers and businesses with the Internet. Satellite capacity is often used where fiber cable is prohibitively expensive or rare, such as rural areas or emerging countries. More recently, certain satellite operators have begun investing in next generation satellites specifically designed for low cost broadband access and service providers. We expect satellite communications to offer a cost-effective augmentation capability for Internet Service Providers (ISPs), particularly in markets where ground-based networks are unlikely to be either cost-effective or abundant. Additionally, satellite broadcast architecture provides an alternative for ISPs, which are dealing with congestion associated with the distribution of increasing amounts of high-capacity multimedia content on the Internet.
      Our commercial business offers a broad range of satellite communications and other wireless communications products and solutions in the following product areas: (1) Satellite Networks comprising consumer and mobile broadband products, enterprise VSAT networks products and services, systems design and technology development and MMIC design and development; and (2) Antenna Systems.
Satellite Networks

Consumer Broadband
      Our consumer broadband products enable broadband access to the global information infrastructure via satellites. We provide system solutions, equipment and support to service providers who distribute directly to end users, such as consumers, and provide the equipment employed by the end user of the service.
      For the fixed site, last mile broadband access market, we believe the key elements for a cost-effective solution for our customers are (1) access to a large pool of nationwide, low cost satellite capacity, (2) availability of low cost customer premise equipment (CPE), and (3) low per subscriber operational and support costs to support large scale deployments. We focus on providing solutions which make more efficient use of the available satellite bandwidth (i.e., more subscribers per satellite), leverage mass market chipsets and innovative radio frequency technology to create low cost CPE, and include an extensive set of tools to automate customer fulfillment and support. Equally important is our emphasis on working closely with satellite operators (e.g., WildBlue and Telesat) which are investing in next generation satellites specifically designed for low cost broadband access and service providers (e.g., Orbit Data Services and the National

Rural Telecommunications Cooperative) with the distribution channels and support infrastructure to successfully capture the target end users.
      We have pioneered development of DOCSIS-based technology for low cost CPE and network scalability complementing our mature and feature-rich DVB-RCS-based solution. Our portfolio of broadband access technologies also includes advanced products to improve capacity on each satellite.

Mobile Broadband
      With the emergence of increasingly capable satellite networking technologies, we have been able to develop cost-effective mobile broadband products. We have certified products and systems for in-flight, high speed, two-way Internet and broadcast applications. We are developing complementary products for the maritime and ground mobile markets.
      For the mobile broadband access market, we believe the key elements for a cost-effective customer solution are (1) ubiquitous coverage (including regulatory approvals), (2) equipment suitable for the mobile platform and (3) sufficient capacity and speed to distinguish the service from mobile telephony or more limited services, such as those provided by Inmarsat. For this market, we focus on solutions with unique technical characteristics necessary to operate at high rates using a small antenna on a moving platform (commercial aircraft, business jets, trains, trucks, automobiles). Our experience with spread spectrum systems with our government products plays a role in bringing the right technologies to bear. We believe it is also important to partner with satellite operators which are committed to providing broadband coverage in areas needed by the mobile market (e.g. Connexion by Boeing and SES Americom/ ARINC) to create a unified solution.
      We believe our advantages in this market include our high performance spread spectrum technology, our broadband frequency reuse PCMA technology and our position as the current supplier to the leading service providers in this market.

Enterprise VSAT Networks
      We are a global supplier of VSAT satellite networks, services and products to enterprise customers as well as service providers, satellite operators, foreign governments and the U.S. government. We design, manufacture and sell satellite-networking products and provide services associated with their use and life cycle support. We also manage the delivery, installation and initial activation of the customer equipment around the world. In addition, we offer long-term software maintenance agreements, technical support agreements and operate a 24/7 network operations center to support our customer base. In North America, we own and operate a VSAT shared hub network and offer satellite network service to enterprise customers.
      Customers use our products to enable connectivity in corporate networks, retail facilities, schools, public institutions, oil and gas exploration and anywhere quick deployable, ubiquitous, communications infrastructure is needed. The products are also used to extend broadband connectivity to various locations for Internet and other telecommunications requirements including VOIP. Once installed and activated, our systems enable customers to transport data, video, and voice communication within a private network or across the world.
      Using feedback from user group meetings, customers and our sales team we continue to design leading edge VSAT solutions based on market needs. We believe our entrepreneurial culture and technical excellence allows us to react quickly to market requirements, implement new features and applications that create a competitive advantage.

Satellite Networking Systems Design and Technology Development
      We perform research, systems engineering, and custom product design and development in satellite communications for ground and space systems primarily through our Comsat Laboratories business. Specifically, we have expertise in the areas of satellite network design, planning, and management; modulation and coding; payload architecture design; terminal design and development; Internet technologies; and modeling, analysis, and simulation.

      Our strategy is to leverage our reputation as a center of excellence for innovative ideas and technologies in satellite communications to win research and development programs funded by government and commercial customers. We believe we have talented satellite communications engineers encompassing many relevant disciplines, a large portfolio of intellectual property, and existing platforms and products that can be enhanced and customized to meet customers’ requirements. We believe these strengths give us a competitive advantage to capture engineering services and system design and development programs in the satellite communications market. Typical satellite communications companies in this industry do not perform customized design and development work for both government and commercial customers. Instead, most companies only sell their standard hardware and software products. Although some companies build large networks with terminals and gateways, we believe we are one of the few companies with the ability to design and deliver complex customized networks incorporating many advanced communications techniques and integrating various hardware and software elements.

MMIC Design and Development
      Our wholly owned subsidiary, USM, provides custom high frequency MMICs and integrated assemblies to select commercial and government customers. Targeted markets include enterprise VSAT, consumer and mobile broadband, military airborne and shipboard, space-based electronics, and terrestrial based interactive satellite communications. We have access to a wide range of integrated circuit technologies allowing it to offer optimum solutions for a given application.
      Our primary strategy is to offer fast turn, high performance custom MMIC solutions to specific customers and markets. We tend to be selective in the opportunities we pursue thereby focusing our resources to gain maximum market penetration. We operate in a fab-less business environment leveraging domestic and off-shore contract manufacturing, including semiconductor wafer manufacturing, to provide the highest value to our customers. This approach avoids the high cost of internal capitalization and, where allowed by federal law, leverages the lower cost manufacturing available outside the United States. Another key strategy is to aggressively reduce product costs which in turn enables new markets to develop. We have highly skilled engineers who have extensive MMIC design and development experience. Skills include electrical design, mechanical and thermal design, manufacturing process engineering, and metallurgy.
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
      Gateways. Our gateway products represent a key component of our ability to offer complete network development and integration services. The gateway products connect satellites to the communications infrastructure on the ground, such as public switched telephone networks. We offer a number of different gateway products depending on the type, speed and size of the network. The gateways consist of our internally developed antenna and signal processing hardware and software as well as third party hardware. Although each of these components employs advanced technologies, the most complex components of a gateway are the overall system design and the software used to integrate each of the hardware components and operate the system. Gateways represent a key-operating component of any satellite network since gateways are required to interface the satellite portion of the network to the terrestrial communications network.
      We believe we will continue to derive benefits and efficiencies from our gateway building capabilities. Since the gateway is a complex and central component of any network, the optimization of the gateway for the specific network use is critical to optimizing the performance of the entire network. The ability to provide gateways and integrate those gateways into our innovative network solutions should provide us with an advantage over other network manufacturers and integrators, most of which purchase gateways from third parties. We have extensive experience in developing gateways for systems using Ka-band technologies. We believe these new technologies are a cornerstone of emerging satellite services like broadband on demand.
      Remote Sensing. We have been a leader in the satellite imaging and remote sensing ground station market for over 20 years. Remote sensing ground stations receive images of the earth transmitted from low earth orbit satellites. These images are often collected for both civilian and military purposes. Our remote sensing ground station products typically include software to provide satellite pre-mission planning, automated pre-pass set-up, system performance integrity analysis, signal routing assignments and maintenance actions.
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
      Antenna Products. Our antenna products provide standard off-the-shelf antennas for typical geosynchronous satellite applications. Although our antenna systems are often sold and integrated with our other satellite communication products, we also offer a wide range of antenna systems as separate units. Our antennas range from three meters to 18 meters in diameter. Customers of our antenna systems include cable TV uplink stations and cable system providers that operate head-end receive stations, VSAT service providers, and various satellite communication system integrators that require traditional satellite communication capability.
Customers and Markets

Customers
      The majority of our commercial segment customers are satellite network integrators, large communications service providers and corporations requiring complex communications and networking solutions. Over the past couple of years, we have significantly expanded our commercial customer base both domestically and internationally.
      Significant commercial customers in the last fiscal year included Eutelsat, Intelsat, Boeing, ARINC, WildBlue, SES Americom, Telespazio, Shoppers Drug Mart, SMART, Suburban Telecom, ITT, Honeywell and Lockheed.

Sales and Marketing
      We primarily use direct sales channels to market and sell our products and services. Our marketing and sales activities are organized geographically in domestic and global markets. Our sales and marketing group includes approximately 34 persons, with six located outside the United States.
      Our sales teams consist of regional sales directors, regional sales managers and sales engineers, who act as the primary interface to establish account relationships and determine technical requirements for customer networks. In addition to our sales force, we maintain a highly trained service staff to provide technical product and service support to our customers. The sales cycle in the commercial satellite network market is lengthy and it is not unusual for a sale to take up to 18 months from the initial contact through the execution of the agreement. The sales process often includes several network design iterations, network demonstrations and pilot networks consisting of a few sites.
      In addition, we seek to develop key strategic relationships to market and sell our network products and services. We seek strategic relationships and partners based on many factors, including financial resources, technical capability, geographic location and market presence. We also obtain sales to new customers through referrals from existing customers, industry suppliers, and other sources such as participation in trade shows and advertising. We actively work at increasing awareness for our brand through a mix of public relations, advertising, trade show selling and conference speaking engagements.
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
      Our principal competitors in Satellite Networks are Hughes Network Systems, Gilat Satellite Networks Ltd., EMS Technologies, Inc., Nera ASA, ND Satcom and iDirect Technologies, each of which offers a broad range of satellite communications products and services. Our principal competitors in the supply of Antenna Systems are Andrew Corporation, General Dynamics and Titan Corporation.
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
Research and Development
      We believe our future success depends on the ability to adapt to the rapidly changing satellite communications and related signal processing and networking software environment. Therefore, the continued timely development and introduction of new products is essential in maintaining our competitive position. We develop most of our products in-house and have a research and development and engineering staff, which includes over 545 engineers.
      A significant portion of our research and development efforts have generally been conducted in direct response to the specific requirements of a customer’s order and, accordingly, these amounts are included in the cost of sales when incurred and the related funding is included in revenues at that time.
      The portion of our contract revenues which includes research and development funded by government and commercial customers during fiscal year 2005 was approximately $105.7 million, during fiscal year 2004 was approximately $81.0 million, and during fiscal year 2003 was approximately $74.1 million. In addition, we incurred $8.1 million in fiscal year 2005, $10.0 million in fiscal year 2004, and $16.0 million in fiscal year 2003, on independent research and development, which is not directly funded by a third party. Funded research and development contains a profit component and is therefore not directly comparable to independent research and development. As a government contractor, we also are able to recover a portion of our independent research and development expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs.
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
      Contract manufacturers produce products for many different customers and are able to pass on the benefits of large scale manufacturing to their customers. These manufacturers are able to achieve high quality products with lower levels of costs by (1) exercising their high-volume purchasing power, (2) employing advanced and efficient production equipment and systems on a full-time basis, and (3) using a highly skilled workforce. Our primary contract manufacturers include Spectral Response, Inc., SMS Technologies, Inc. and MC Assembly.
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
Backlog
      As reflected in the table below, funded and firm (funded plus unfunded) backlog increased during fiscal year 2005 with the increases in firm backlog coming from both our government and commercial segments. New contract awards in the current year increased backlog to a new all-time high for us.

	April 1, 2005	April 2, 2004

	(In millions)
Firm backlog
Government segment	$194.6	$142.9
Commercial segment	167.3	138.7

Total	$361.9	$281.6

Funded backlog
Government segment	$109.4	$119.6
Commercial segment	163.9	138.7

Total	$273.3	$258.3

Contract options	$23.0	$25.8

      The firm backlog does not include contract options. Of the $361.9 million in firm backlog, approximately $220.6 million is expected to be delivered in fiscal year 2006, and the balance is expected to be delivered in fiscal year 2007 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.
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
Government Contracts
      Substantial portions of our revenues are generated from contracts and subcontracts with the DoD and other federal government agencies. Many of our contracts are competitively bid and awarded on the basis of technical merit, personnel qualifications, experience and price. We also receive some contract awards involving special technical capabilities on a negotiated, noncompetitive basis due to our unique technical capabilities in special areas. The Federal Acquisition Streamlining Act of 1994 has encouraged the use of commercial type pricing on dual use products. Our future revenues and income could be materially affected by changes in procurement policies, a reduction in expenditures for the products and services we provide, and other risks generally associated with federal government contracts.
      We provide products under federal government contracts that usually require performance over a period of several months to five years. Long-term contracts may be conditioned upon continued availability of congressional appropriations. Variances between anticipated budget and congressional appropriations may result in a delay, reduction or termination of these contracts. Contractors often experience revenue uncertainties with respect to available contract funding during the first quarter of the U.S. government’s fiscal year beginning October 1, until differences between budget requests and appropriations are resolved.
      Our federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs and for payment of a fee. The fee may be either fixed by the contract or variable, based upon cost control, quality, delivery and the customer’s subjective evaluation of the work. Under time-and-materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed for the cost of materials purchased to perform the contract. Under a fixed-price contract, we agree to perform specific work for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. Revenues generated from contracts with the federal government or our prime contractors for fiscal year 2005 were approximately 22% from cost-reimbursement contracts, approximately 1% from time-and-materials contracts and approximately 77% from fixed-price contracts of total revenues.
      Our allowable federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency. Audits may result in non-reimbursement of some contract costs and fees. While the government reserves the right to conduct further audits, audits conducted for periods through fiscal year 2001 have resulted in no material cost recovery disallowances for us.
      Our federal government contracts may be terminated, in whole or in part, at the convenience of the U.S. government. If a termination for convenience occurs, the U.S. government generally is obligated to pay the cost incurred by us under the contract plus a pro rata fee based upon the work completed. When we participate as a subcontractor, we are at risk if the prime contractor does not perform its contract. Similarly, when we act as a prime contractor employing subcontractors, we are at risk if a subcontractor does not perform its subcontract.
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
      Our eligibility to perform under our federal government contracts requires us to maintain adequate security measures. We have implemented security procedures that we believe adequately satisfy the requirements of our federal government contracts.
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
      The following marks are our trademarks: AltaSec, LinkStar, LINKWAY, Skylinx, SkyRelay, StarWire, SURFBEAM, ArcLight and ViaSat. COMSAT Laboratories is a trade name of ours. Neither COMSAT Labs nor COMSAT Laboratories is affiliated with COMSAT Corporation.
Employees
      As of April 1, 2005, we had 1,029 employees (of which 27 were temporary employees), including approximately 546 in engineering and research and development, 32 in sales and marketing, 235 in production, and 216 in corporate, administration and production coordination. None of our employees are covered by a collective bargaining agreement and we have never experienced any strike or work stoppage. We believe that our relations with our employees are good.

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

If Commercial Wireless Communications Markets Fail to Grow as Anticipated, Our Business Could Be Materially Harmed
      A number of the commercial markets for our products in the wireless communications area, including our broadband products, have only recently developed. Because these markets are relatively new, it is difficult to predict the rate at which these markets will grow, if at all. If the markets for commercial wireless communications products fail to grow, or grow more slowly than anticipated, our business could be materially harmed. Conversely, to the extent that growth in these markets results in capacity limitations in the wireless communications area, it could materially harm our business and impair the value of our common stock.

Our Reliance on U.S. Government Contracts Exposes Us to Significant Risks
      Our government segment revenues were approximately 51% of our revenues in fiscal year 2005, 46% of our revenues in fiscal year 2004 and 45% of our revenues in fiscal year 2003, and were derived from U.S. government applications. Our U.S. government business will continue to represent a significant portion of our revenues for the foreseeable future. U.S. government business exposes us to various risks, including:

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

Our Operating Results May Be Adversely Affected by Unfavorable Economic and Market Conditions
      Adverse and uncertain economic conditions worldwide have had significant effects on markets we serve, particularly satellite communications equipment manufacturers, services providers and network operators, and have had a negative effect on our revenues. Adverse and uncertain economic conditions may affect our business in the future, including our ability to increase or maintain our revenues and operating results. In addition, because we intend to continue to make investments in research and development, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.
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
      Major communications infrastructure programs, such as proposed satellite communications systems, are important sources of our current and planned future revenues. We also participate in a number of defense programs. Programs of these types often cannot proceed unless the customer can raise substantial funds, from either governmental or private sources. As a result, our expected revenues can be adversely affected by political developments or by conditions in private and public capital markets. They can also be adversely affected if capital markets are not receptive to a customer’s proposed business plans. If our customers are unable to raise adequate funds it could materially harm our business and impair the value of our common stock.

A Significant Portion of Our Revenues Is Derived from a Few of Our Contracts
      A small number of our contracts account for a significant percentage of our revenues. Our largest revenue producing contracts are related to our tactical data links (which includes MIDS) products generating approximately 22% of our revenues in fiscal year 2005, 15% of our revenues in fiscal year 2004 and 18% of our revenues in fiscal year 2003. Our five largest contracts generated approximately 27% of our revenues in fiscal year 2005, 24% of our revenues in fiscal year 2004 and 29% of our revenues in fiscal year 2003. The failure of these customers to place additional orders or to maintain these contracts with us for any reason, including any downturn in their business or financial condition, or our inability to renew our contracts with these customers or obtain new contracts when they expire, could materially harm our business and impair the value of our common stock.

We May Experience Losses from Our Fixed-Price Contracts
      Approximately 88% of our revenues in fiscal year 2005, 89% of our revenues in fiscal year 2004 and 95% of our revenues in fiscal year 2003 were derived from government and commercial contracts with fixed prices. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. In the past, we have experienced significant cost overruns and loses on fixed price contracts. We believe a high percentage of our contracts will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

We Depend Heavily on the VSAT Market
      We derived approximately 26% of our revenues in fiscal year 2005, 28% of our revenues in fiscal year 2004 and 34% of our revenues in fiscal year 2003 from sales of VSAT communications networks. A significant decline in this market, increased competition from alternative technologies (DSL and cable) or the replacement of VSAT technology by an alternative technology, could materially harm our business and impair the value of our common stock.

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

•	successful integration of various elements of our complex technologies and system architectures,

•	timely completion and introduction of new product designs,

•	achievement of acceptable product costs,

•	timely and efficient implementation of our manufacturing and assembly processes and cost reduction efforts,

•	establishment of close working relationships with major customers for the design of their new wireless communications systems incorporating our products,

•	development of competitive products and technologies by competitors,

•	marketing and pricing strategies of our competitors with respect to competitive products, and

•	market acceptance of our new products.
      We cannot assure you our product development efforts for communications products will be successful or any new products we develop, including ArcLight, KG-250, Surfbeam (our DOCSIS-based consumer broadband product) and LinkStar, will achieve sufficient market acceptance. We may experience difficulties that could delay or prevent us from successfully selecting, developing, manufacturing or marketing new products or enhancements. In addition, defects may be found in our products after we begin deliveries that could result in the delay or loss of market acceptance. If we are unable to design, manufacture, integrate and market profitable new products for existing or emerging communications markets, it could materially harm our business and impair the value of our common stock.

A Decrease in the Selling Prices of Our Products Could Materially Harm Our Business
      The average selling prices of wireless communications products historically decline over product life cycles. In particular, we expect the average selling prices of our products to decline as a result of competitive pricing pressures and customers who negotiate discounts based on large unit volumes. We also expect competition in this industry will continue to increase. To offset these price decreases, we intend to rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacturing process of existing products and on the introduction of new products with advanced features, which can be sold at higher prices. However, we cannot assure you we will be able to obtain any yield improvements or cost reductions or introduce any new products in the future. To the extent we do not reduce costs or introduce new products in a timely manner, or our new products do not achieve market acceptance, it could materially harm our business and impair the value of our common stock.

Our Development Contracts May Be Difficult for Us to Comply With and May Expose Us to Third-Party Claims for Damages
      We are often party to government and commercial contracts involving the development of new products. We derived approximately 24% of our revenues in fiscal year 2005, 29% of our revenues in fiscal year 2004 and 40% of our revenues in fiscal year 2003 from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones. In the past, when we have not complied with the performance obligations or project milestones in a contract, generally, the other party has not elected to terminate the contract or seek damages from us. However, we cannot assure you in the future other parties will not terminate their contracts or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

We Expect to Incur Research and Development Costs, Which Could Significantly Reduce Our Profitability
      Our future growth depends on penetrating new markets, adapting existing communications products to new applications, and introducing new communications products that achieve market acceptance. Accordingly, we are actively applying our communications expertise to design and develop new hardware and software products and enhance existing products. We expended $8.1 million in fiscal year 2005, $10.0 million in fiscal year 2004 and $16.0 million in fiscal year 2003 in research and development activities. We expect to continue to spend discretionary funds on research and development in the near future. The amount of funds spent on research and development projects is dependent on the amount and mix of customer funded development, the types of technology being developed and the affordability of the technology being developed. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the near future. Our research and development program may not produce successful results, which could materially harm our business and impair the value of our common stock.

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

Compliance with Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses
      Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our independent registered public accounting firm’s audit of that assessment has required, and is likely to continue to require, the commitment of significant financial and managerial resources, which could materially harm our business and impair the value of our common stock.

We May Identify Material Weaknesses in the Future
      As noted in our quarterly report on Form 10-Q for the third quarter ended December 31, 2004 filed with the SEC, management identified a material weakness in its internal controls over financial reporting. Please see Item 9A. Controls and Procedures for further discussion.
      Although we have been able to remediate the material weakness and certain internal control deficiencies in the past, we cannot assure you in the future that a material weakness will not exist. If this would be the case, and we cannot timely remediate such material weakness, management may conclude that our internal controls over financial reporting is not operating effectively or our independent registered public accounting firm may be required to issue an adverse opinion on our internal control over financial reporting, which could in either case adversely affect investor confidence and impair the value of our common stock.

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

We May Engage in Strategic Transactions That Could Result in Significant Charges and Management Disruption and Fail to Enhance Stockholder Value
      From time to time, we consider strategic transactions and alternatives with the goal of maximizing stockholder value. These strategic transactions entail a high degree of risk. We will continue to evaluate potential strategic transactions and alternatives we believe may enhance stockholder value. These potential future transactions may include a variety of different business arrangements, including acquisitions, spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Although our goal is to maximize stockholder value, such transactions may have unexpected results that adversely affect our business and the trading price of our common stock. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and management and business disruptions, which could harm our operating results and business prospects.

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

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions and Currency Fluctuations
      Approximately 27% of our revenues in fiscal year 2005, 24% of our revenues in fiscal year 2004 and 27% of our revenues in fiscal year 2003 were derived from international sales. We anticipate international sales will account for an increasing percentage of our revenues over the next several years. Many of these international sales may be denominated in foreign currencies. Because we do not currently engage in nor do we anticipate engaging in material foreign currency hedging transactions related to international sales, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.
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

Changes in Financial Accounting Standards Related to Stock Option Expenses Are Expected to Have a Significant Effect on Our Reported Results
      The FASB recently issued a revised standard that requires that we record compensation expense in the statement of operations for employee stock options using the fair value method. The adoption of the new standard is expected to have a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to establish the value of stock options. As a result, the adoption of the new standard in fiscal year 2007 could impair the value of our common stock and result in greater stock price volatility.

Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence Over Matters Requiring Stockholder Approval
      As of June 3, 2005, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 19% of our common stock. Accordingly, these stockholders may be able to significantly influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. These stockholders may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. This ownership interest could also have the effect of delaying or preventing a change in control.

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
      We are headquartered in facilities consisting of approximately 255,000 square feet in Carlsbad, California. 180,000 square feet are currently under a lease expiring in 2015, with 75,000 square feet expiring in April 2006. We expect to occupy an additional 60,000 square feet of leased space in Carlsbad, California, currently under construction, in the next twelve months. Facilities consisting of an aggregate of approximately 197,000 square feet are located in Norcross, Georgia subject to leases expiring in 2006. Replacing the Norcross facilities is a new 146,000 square foot campus currently under construction in Duluth, Georgia with a ten year lease scheduled to commence on January 1, 2006. We have facilities consisting of approximately 40,000 square feet in Clarksburg, Maryland under a lease expiring in July 2005. Replacing the facilities in Clarksburg will be a facility with 45,000 square feet in Germantown, Maryland with a lease commencement anticipated in August 2005 expiring in October 2011. Facilities consisting of approximately 17,000 square feet are located in Chandler, Arizona under a lease expiring in 2007. Additionally, we maintain offices or a sales presence in Linthicum Heights (Maryland), Boston (Massachusetts), Australia, China, Canada, India, Italy and Spain. We anticipate operating additional regional sales offices in fiscal year 2006 and beyond.

Item 3.	Legal Proceedings
      A review of our current litigation is disclosed in the Notes to Consolidated Financial Statements. See “Notes to Consolidated Financial Statements — Note 10 — Contingencies.” We are also engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our results of operations, liquidity or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the quarter ended April 1, 2005.
PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
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

	High	Low

Fiscal 2004
First Quarter	$14.62	$8.24
Second Quarter	18.94	12.28
Third Quarter	23.37	17.46
Fourth Quarter	28.91	19.46
Fiscal 2005
First Quarter	$27.60	$20.63
Second Quarter	24.96	16.79
Third Quarter	25.00	16.83
Fourth Quarter	24.37	17.41
      To date, we have neither declared nor paid any dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operation and development of our business and, therefore, do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. In addition, our credit facility restricts our ability to pay dividends. As of June 3, 2005 there were 538 holders of record of our common stock. On June 3, 2005, the last sale price reported on the Nasdaq National Market for our common stock was $20.59 per share.
      The information required to be disclosed by Item 201(d) of Regulation S-K “Securities Authorized for Issuance Under Equity Compensation Plans” is included under Item 12 of Part III of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data
      The following table provides selected financial information for us for each of the fiscal years in the five-year period ended April 1, 2005. The data as of and for each of the fiscal years in the five-year period ended April 1, 2005 has been derived from our audited financial statements and include, in the opinion of our management, all adjustments necessary to state fairly the data for those periods. You should consider the financial statement data provided below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes which are included elsewhere in this annual report. All amounts shown are in thousands, except per share data.

	April 1,	April 2,	March 31,	March 31,	March 31,
Years Ended	2005	2004	2003	2002	2001

Statement of Income Data:
Revenues	$345,939	$278,579	$185,022	$195,628	$164,352
Cost of revenues	262,260	206,327	142,908	139,354	113,458

Gross profit	83,679	72,252	42,114	56,274	50,894
Operating expenses:
Selling, general and administrative	48,631	38,800	37,858	38,153	26,482
Independent research and development	8,082	9,960	16,048	9,415	6,173
Acquired in-process research and development	—	—	—	2,550	2,334
Amortization of intangible assets	6,642	7,841	8,448	6,959	3,789

Income (loss) from operations	20,324	15,651	(20,240)	(803)	12,116
Interest income (expense)	304	(346)	(740)	188	1,647
Other income (loss)	—	—	—	(90)	—

Income (loss) before income taxes and minority interest	20,628	15,305	(20,980)	(705)	13,763
Provision (benefit) for income taxes	1,246	2,015	(11,395)	(2,918)	3,441
Minority interest in net earnings of subsidiary, net of tax	115	122	47	56	57

Net income (loss)	$19,267	$13,168	$(9,632)	$2,157	$10,265

Basic net income (loss) per share	$0.72	$0.50	$(0.37)	$0.09	$0.48

Diluted net income (loss) per share	$0.68	$0.48	$(0.37)	$0.09	$0.46

Shares used in computing basic net income (loss) per share	26,749	26,257	26,016	23,072	21,379

Shares used in computing diluted net income (loss) per share	28,147	27,558	26,016	23,954	22,537

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$14,741	$18,670	$4,269	$6,620	$17,721
Working capital	138,859	107,846	74,276	83,458	84,334
Total assets	301,825	272,682	237,155	238,667	169,378
Capital lease obligation, less current portion	—	—	141	174	—
Total stockholders’ equity	226,283	202,475	183,887	191,939	132,807

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      Our internal growth to date has historically been driven largely by our success in meeting the need for advanced communications products for our government and commercial customers. By developing cost-effective communications products incorporating our advanced technologies, we have continued to grow the markets for our products and services.
      Our company is organized principally in two segments: government and commercial. Our government business encompasses specialized products principally serving defense customers and includes:

•	Tactical data links, including MIDS,

•	Information security and assurance products and services, which enable military and government users to communicate secure information over secure and non-secure networks, and

•	MILSATCOM systems and products, including UHF DAMA satellite communications products consisting of modems, terminals and network control systems, and innovative broadband solutions to government customers to increase available bandwidth using existing satellite capacity.
      Serving government customers with cost-effective products and solutions continues to be a critical and core element of our overall business strategy.
      We have been increasing our focus in recent years on offering satellite based communications products and systems solutions to address commercial market needs. In pursuing this strategy, we have acquired three strategic satellite communication equipment providers: (1) the Satellite Networks Business of SA in fiscal year 2001; (2) Comsat Laboratories products business from Lockheed Martin in fiscal year 2002; and (3) USM in fiscal year 2002. Our commercial segment accounts for approximately 51% of our revenues in fiscal year 2005, 55% of our revenues in fiscal year 2004, and 56% of our revenues in fiscal year 2003. To date, our principal commercial offerings include VSAT, broadband Internet equipment over satellite, network control systems, network integration services, network operation services, gateway infrastructure, antenna systems and other satellite ground stations. In addition, based on our advanced satellite technology and systems integration experience, we won several important projects in the three key broadband markets: enterprise, consumer and in-flight mobile applications.
      Our commercial business offers an end-to-end capability to provide customers with a broad range of satellite communication and other wireless communications equipment solutions including:

•	Consumer broadband products and solutions to customers based on DOCSIS or DVB-RCS-based technology,

•	Mobile broadband products and systems for in-flight, maritime and ground mobile broadband applications,

•	Enterprise VSAT networks products and services,

•	Satellite networking systems design and technology development,

•	MMIC design and development, with an emphasis in systems engineering of packaged components, which specializes in high-frequency communication technology design and development, and

•	Antenna systems for commercial and defense applications and customers.

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
      Our products are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Historically, approximately 88% for fiscal year 2005, 89% for fiscal year 2004 and 95% for fiscal year 2003, of our revenues were derived from fixed-price contracts, which require us to provide products and services under a contract at a stipulated price. The remainder of our annual revenue was derived from cost-reimbursement contracts, under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit, and from time-and-materials contracts which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services.
      Historically, a significant portion of our revenues are from contracts for the research and development of products. The research and development efforts are conducted in direct response to the specific requirements of a customer’s engineering and production order and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development were approximately $105.7 million or 30.6% of our total revenues during fiscal year 2005, $81.0 million or 29.1% of our total revenues during fiscal year 2004, and $74.1 million or 40.0% of our total revenues during fiscal year 2003.
      We also incur independent research and development expenses, which are not directly funded by a third party. Independent research and development expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development programs. Independent research and development expenses were approximately 2.3% of revenues during fiscal year 2005, 3.6% of revenues during fiscal year 2004 and 8.7% of revenues during fiscal year 2003. As a government contractor, we are able to recover a portion of our independent research and development expenses pursuant to our government contracts.
Executive Summary
      We develop and manufacture satellite ground systems and other related government and commercial digital communications equipment. Our products are generally highly complex and have a concept-to-market timeline of several months to several years. The development of products where customers expect state-of-the-art results requires an exceptionally talented and dedicated engineering workforce. Since inception, we have been able to attract, develop and retain engineers who support its business and customer objectives, while experiencing low turnover (relative to its competitors or peers). The consistency and depth of our engineering workforce has enabled us to develop leading edge products and solutions for our customers.
      From 1986 through fiscal year 2002, we were profitable and grew our revenue base each year. The downturn in the telecommunications industry and the terrorist attacks in 2001 resulted in the loss of approximately one-third of our backlog at the end of calendar year 2001. In the ensuing months, we began rebuilding our backlog — first primarily in the government segment and then in the commercial segment as well. While we were rebuilding backlog, we were also investing significantly in research and development of new products and new business activities. While awards in fiscal year 2003 were a record at the time, it was the first year we did not grow our revenue on a year over year basis and were not profitable.
      Our awards have grown from $191.9 million in fiscal year 2002 to $259.2 million in fiscal year 2003, to $346.5 million in fiscal year 2004 and to $426.2 million in fiscal year 2005. The awards growth each of the past three years and the conversion of certain of the awards has contributed to our revenue growth.
      There are a number of large new business opportunities we are pursuing in fiscal year 2006. In the government segment, the opportunities include the MIDS Lot VI production order, international MIDS orders, new MIDS joint tactical radio system contracts, additional funding for current information assurance projects, new information assurance contracts using our HAIPIS technology, and orders for our new KG-250 product. In our commercial segment, the opportunities include new production orders for consumer and mobile broadband systems, new consumer broadband development systems, further penetration in the North American market with enterprise VSAT customers and antenna systems. The timing of these orders is not entirely predictable, so our revenue may vary somewhat from quarter-to-quarter or even year-to-year.
      Our operating objective for income from operations, excluding the deduction for “Amortization of intangible assets,” is ten percent of revenues. To the extent we are not generating sufficient gross profit from revenues, we strive to adjust other operating expenses to continue to attempt to meet this objective. For the past three years we have not achieved our operating objective principally due to cost overruns on customer funded development programs, investments in research and development and increased selling expenses.
      Generating positive cash flows from operating activities was a financial priority for us in fiscal years 2005 and 2004 and will continue to be a focus in fiscal year 2006. Key areas which we monitor to achieve the cash flow objective include: generating income from operations, reducing our unbilled accounts receivable by monitoring program performance to ensure performance milestones are achieved, reducing the cycle time for amounts billed to customers and their related collection, and reducing inventory on hand.
      We expect that our capital needs will increase for fiscal year 2006 as compared to fiscal year 2005 as we expand our facilities, production test equipment and lab development equipment to meet customer program requirements and growth forecasts. Our facility needs have normally been met with long-term lease agreements, but we do anticipate additional tenant improvements over the next two fiscal years associated with our expansion. Additionally, as our employee base increases, the need for additional computers and other equipment will also increase.
      Included in fiscal year 2004 operating cash flow is $9.0 million received from SA and $406,000 in proceeds from the bankruptcy liquidation proceedings of ORBCOMM. Operating income for fiscal year 2004 includes a benefit to cost of revenues of $3.2 million and a benefit to selling, general and administrative expenses of $3.1 million as a result of SA proceeds and a benefit to selling, general and administrative expenses of $406,000 from the bankruptcy liquidation proceedings of ORBCOMM (see Liquidity section of our MD&A for more detail).
Critical Accounting Policies and Estimates
      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We consider the policies discussed below to be critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We describe the specific risks for these critical accounting policies in the following paragraphs. For all of these policies, we caution that future events rarely develop exactly as forecast, and even the best estimates routinely require adjustment.

Revenue recognition
      A substantial portion of the Company’s revenues are derived from long-term contracts requiring development and delivery of products over time and often contain fixed-price purchase options for additional products. Certain of these contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1). Sales and earnings under these contracts are recorded based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract or as products are shipped under the units-of-delivery method.
      The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. In the fiscal year ended April 1, 2005, we recorded losses of approximately $5.7 million related to loss contracts. There were no significant charges for loss contracts in fiscal years ended April 2, 2004 or March 31, 2003.
      Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. Significant changes in estimates related to accounting for long-term contracts may have a material effect on our results of operations in the period in which the revised estimate is made.
      The Company also has contracts and purchase orders where revenue is recorded on delivery of products in accordance with SAB 104, “Staff Accounting Bulletin No. 104: Revenue Recognition.” In this situation, contracts and customer purchase orders are used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment, and assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.
      When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value in accordance with EITF, 00-21, Accounting for Multiple Element Revenue Arrangements and recognized when the applicable revenue recognition criteria for each element are met. The amount of product and service revenue recognized is impacted by our judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition.

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
      We did not capitalize any costs related to software developed for resale in the fiscal years ended April 1, 2005 or April 2, 2004. We capitalized costs related to software developed for resale of $5.3 million for the fiscal year ended March 31, 2003. Amortization expense of software development costs was $3.4 million for fiscal year 2005, $2.8 million for fiscal year 2004 and $1.1 million for fiscal year 2003. These software development costs are included in other assets on the balance sheet and we record the related amortization expense as a charge to cost of revenues on the statement of operations.

Allowance for doubtful accounts
      We make estimates of the collectibility of our accounts receivable based on historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a significant portion of our sales has been to the U.S. government. More recently, commercial customers comprise a larger part of our revenues. Our accounts receivable balance was $141.3 million, net of allowance for doubtful accounts of $163,000, as of April 1, 2005 and our accounts receivable balance was $110.8 million, net of allowance for doubtful accounts of $379,000, as of April 2, 2004.

Warranty accrual
      We provide limited warranties on a majority of our products for periods of up to five years. We record a liability for our warranty obligations when we ship the products based upon an estimate of expected warranty costs. We classify the amounts we expect to incur within twelve months as a current liability. For mature products, we estimate the warranty costs based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failure that may occur. It is possible that our underlying assumptions will not reflect the actual experience, and in that case, we will make future adjustments to the recorded warranty obligation.

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
      We estimate the fair values of the related operations using discounted cash flows and other indicators of fair value. We base the forecast of future cash flows on our best estimate of the future revenues and operating costs, which we derive primarily from existing firm orders, expected future orders, contracts with suppliers, labor agreements, and general market conditions. Changes in these forecasts could cause a particular reporting unit to either pass or fail the first step in the SFAS No. 142 goodwill impairment model, which could significantly influence whether a goodwill impairment needs to be recorded. We adjust the cash flow forecasts by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation. In applying the first step, which is identification of any impairment of goodwill, no impairment of goodwill has resulted.

Impairment of long-lived assets (Property and equipment and other intangible assets)
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived, we assess potential impairments to our long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. We have not identified any such impairments.

Valuation allowance on deferred tax assets
      Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with SFAS No. 109, “Accounting for Income Taxes,” net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $769,000 was provided on deferred tax assets at April 1, 2005, for California research credit carryforward. The amount of California research credit carryforward considered realizable was determined based on California taxable income and generation of additional California research credits projected in the future. Even though there is no expiration for California research credits, we are generating the credits at a rate faster than we expect to use them.

Derivatives
      We enter into foreign currency forward and option contracts to hedge certain forecasted foreign currency transactions. Gains and losses arising from foreign currency forward and option contracts not designated as hedging instruments are recorded in investment income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as gains (losses) on derivative instruments until the underlying transaction affects our earnings. The fair value of our foreign currency forward contracts was a liability of $54,000 at April 1, 2005. We had $2.7 million of notional value of foreign currency forward contracts outstanding at April 1, 2005. We had no foreign currency forward or option contracts outstanding at April 2, 2004 and March 31, 2003.

Results of Operations
      The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

Years Ended	April 1, 2005	April 2, 2004	March 31, 2003

Revenues	100.0%	100.0%	100.0%
Cost of revenues	75.8	74.1	77.2

Gross profit	24.2	25.9	22.8
Operating expenses:
Selling, general and administrative	14.1	13.9	20.4
Independent research and development	2.3	3.6	8.7
Amortization of intangible assets	1.9	2.8	4.6

Income (loss) from operations	5.9	5.6	(10.9)
Income (loss) before income taxes	6.0	5.4	(11.4)
Provision (benefit) for income taxes	0.4	0.7	(6.2)

Net income (loss)	5.6	4.7	(5.2)

Fiscal Year 2005 Compared to Fiscal Year 2004

Revenues.

	Years Ended		Dollar	Percentage
			Increase	Increase
	April 1, 2005	April 2, 2004	(Decrease)	(Decrease)

(In millions, except percentages)
Revenues	$345.9	$278.6	$67.3	24.2%
      The increase in revenues was due to the higher customer awards received in the past two fiscal years consisting of $426.2 million in fiscal year 2005 and $346.6 million in fiscal year 2004 and the conversion of certain of those awards into revenues.

Gross Profit.

	Years Ended		Dollar	Percentage
			Increase	Increase
	April 1, 2005	April 2, 2004	(Decrease)	(Decrease)

	(In millions, except percentages)
Gross profit	$83.7	$72.3	$11.4	15.8%
Percentage of revenues	24.2%	25.9%
      The increase in gross profit was primarily due to the margin dollars generated from higher revenues and improved program performance in the government segment over fiscal year 2004. These increases were partially offset by gross profit reductions from higher than planned development and start-up costs of our DOCSIS-based consumer satellite broadband system. Our fiscal year 2004 gross profit includes a $3.2 million benefit from the SA Settlement. See “Liquidity and Capital Resources” for a more detailed explanation of the SA Settlement.

Selling, General and Administrative Expenses.

	Years Ended		Dollar	Percentage
			Increase	Increase
	April 1, 2005	April 2, 2004	(Decrease)	(Decrease)

	(In millions, except percentages)
Selling, General and Administrative	$48.6	$38.8	$9.8	25.3%
Percentage of revenues	14.1%	13.9%

      The increase in selling, general and administrative (SG&A) expenses year over year is primarily attributable to the increase in selling costs related to higher new contract awards and increased revenues, costs related to Sarbanes-Oxley implementation of $1.1 million, and higher year over year legal costs of approximately $0.8 million.
      Included in SG&A expenses for fiscal year 2004, is a benefit of $3.1 million from the SA Settlement and a benefit of $406,000 related to bad debt recoveries from the bankruptcy liquidation of ORBCOMM. Absence these benefits, SG&A expenses in fiscal year 2004 would have been $42.3 million (15.2% of revenues). Therefore, SG&A expenses, as a percentage of revenues, declined 1.1% in fiscal year 2005 over 2004. The reduction in percentage is due to the lower support costs required to operate the Company as it grows.
      SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

Independent Research and Development.

	Years Ended		Dollar	Percentage
			Increase	Increase
	April 1, 2005	April 2, 2004	(Decrease)	(Decrease)

	(In millions, except percentages)
Independent Research and Development	$8.1	$10.0	$(1.9)	(19.0)%
Percentage of revenues	2.3%	3.6%
      Independent research and development (IR&D) expenses have declined in each of the past two years compared to the prior year. The decrease in IR&D expenses reflects the reduced efforts for company funded development projects due to the increase of orders over the past 30 months, where customer funded development was part of the contract, and the completion of the KG-250 development during in fiscal year 2005 versus a full year in fiscal year 2004.
      Amortization of Intangible Assets. The intangible assets from acquisitions in fiscal year 2001 and in fiscal year 2002 are being amortized over useful lives ranging from two to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized.
      The estimated amortization expense of long-lived intangible assets for the next five fiscal years is as follows:

Amortization

(In thousands)
Expected for fiscal year 2006	$6,048
Expected for fiscal year 2007	5,378
Expected for fiscal year 2008	4,508
Expected for fiscal year 2009	3,760
Expected for fiscal year 2010	536
      Interest Expense. Interest expense decreased to $141,000 for fiscal year 2005 from $357,000 for fiscal year 2004. The decrease resulted from lower outstanding borrowings coupled with lower loan fees in fiscal year 2005. At April 1, 2005 and April 2, 2004, there were no outstanding borrowings under our line of credit.
      Interest Income. Interest income increased to $445,000 for fiscal year 2005 from $11,000 for fiscal year 2004. This increase resulted from interest accrued on income taxes due from amending previous years tax returns.
      Provision for Income Taxes. Our effective income tax rate was 6.0% in fiscal year 2005 compared to 13.2% in fiscal year 2004. In fiscal year 2005 we increased our export sales tax benefit by $1.4 million over fiscal year 2004 and increased research tax credits in fiscal year 2005 by $1.4 million over fiscal year 2004.

Our Segment Results Fiscal Year 2005 Compared to Fiscal Year 2004

Government Segment

Revenues.

	Years Ended		Dollar	Percentage
			Increase	Increase
	April 1, 2005	April 2, 2004	(Decrease)	(Decrease)

(In millions, except percentages)
Revenues	$175.4	$128.4	$47.0	36.6%
      The increase in government segment revenues related primarily to the $227.1 million in awards received during fiscal year 2005. The increased sales were principally from higher year over year tactical data link sales of $33.7 million and sales of the KG-250 of $12.6 million, which was a new product introduced in fiscal year 2005.

Segment Operating Profit.

	Years Ended		Dollar	Percentage
			Increase	Increase
	April 1, 2005	April 2, 2004	(Decrease)	(Decrease)

	(In millions, except percentages)
Segment operating profit	$28.1	$15.2	$12.9	84.9%
Percentage of segment revenues	16.0%	11.8%
      The increase in government segment operating profit dollars was primarily related to the increased revenue year over year from tactical data link sales of $15.6 million offset by contract development overrun charges on information assurance and MILSATCOM programs of $5.7 million. Segment operating profit percentage also increased due to improved margins of tactical data links products.

Commercial Segment

Revenues.

	Years Ended		Dollar	Percentage
			Increase	Increase
Satellite Networks	April 1, 2005	April 2, 2004	(Decrease)	(Decrease)

(In millions, except percentages)
Revenues	$138.0	$111.5	$26.5	23.8%

	Years Ended		Dollar	Percentage
			Increase	Increase
Antenna Systems	April 1, 2005	April 2, 2004	(Decrease)	(Decrease)

(In millions, except percentages)
Revenues	$39.4	$42.6	$(3.2)	(7.5)%

	Years Ended		Dollar	Percentage
			Increase	Increase
Total Commercial Segment	April 1, 2005	April 2, 2004	(Decrease)	(Decrease)

(In millions, except percentages)
Revenues	$177.4	$154.2	$23.2	15.0%
      The increase in commercial segment revenues reflects higher sales of satellite networking systems, principally consumer broadband and enterprise VSAT equipment, offset by partially lower sales of antenna systems. The higher sales of satellite networking equipment revenue reflects higher customer awards stemming from greater market acceptance of our products and the conversion of those awards to revenue. The reduction in antenna systems revenues are related to lower year over year new contract awards.

Segment Operating Profit.

	Years Ended		Dollar	Percentage
			Increase	Increase
Satellite Networks	April 1, 2005	April 2, 2004	(Decrease)	(Decrease)

	(In millions, except percentages)
Satellite Networks operating profit	$(1.7)	$7.3	$(9.0)	(123)%
Percentage of Satellite Network revenues	(1.2)%	6.5%

	Years Ended		Dollar	Percentage
			Increase	Increase
Antenna Systems	April 1, 2005	April 2, 2004	(Decrease)	(Decrease)

	(In millions, except percentages)
Antenna Systems operating profit	$3.6	$2.1	$1.5	71.4%
Percentage of Antenna Systems revenues	9.1%	4.9%

	Years Ended		Dollar	Percentage
			Increase	Increase
Total Commercial Segment	April 1, 2005	April 2, 2004	(Decrease)	(Decrease)

	(In millions, except percentages)
Segment operating profit	$1.9	$9.4	$(7.5)	(79.8)%
Percentage of segment revenues	1.1%	6.1%
      The decrease in commercial segment operating profit dollars and percentage reflects an increase in antenna systems operating profit from improved program performance offset by higher operating costs in satellite networks, principally higher development and start-up costs related to our DOCSIS-based consumer satellite broadband system. Fiscal year 2004 satellite networks operating profit includes a $6.3 million benefit related to the SA settlement and $406,000 in proceeds from the bankruptcy liquidation of ORBCOMM. Absent these benefits, satellite networks operating profit would have been $0.6 million.
Fiscal Year 2004 Compared to Fiscal Year 2003

Revenues.

	Years Ended		Dollar	Percentage
			Increase	Increase
	April 2, 2004	March 31, 2003	(Decrease)	(Decrease)

(In millions, except percentages)
Revenues	$278.6	$185.0	$93.6	50.6%
      The increase in revenues was due to the higher customer awards received in the past two fiscal years consisting of $346.6 million in fiscal year 2004 and $259.2 million in fiscal year 2003 and the conversion of certain of those awards into revenues.

Gross Profit.

	Years Ended		Dollar	Percentage
			Increase	Increase
	April 2, 2004	March 31, 2003	(Decrease)	(Decrease)

	(In millions, except percentages)
Gross profit	$72.3	$42.1	$30.2	71.7%
Percentage of revenues	25.9%	22.8%
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

Selling, General and Administrative Expenses.

	Years Ended		Dollar	Percentage
			Increase	Increase
	April 2, 2004	March 31, 2003	(Decrease)	(Decrease)

	(In millions, except percentages)
Selling, General and Administrative	$38.8	$37.9	$0.9	2.4%
Percentage of revenues	13.9%	20.4%
      Included in selling, general and administrative (SG&A) expenses for fiscal year 2004, is a benefit of $3.1 million from the SA Settlement and a benefit of $406,000 related to bad debt recoveries from the bankruptcy liquidation of ORBCOMM. Absent these benefits, SG&A expenses would have been $42.3 million (15.2% of revenues). SG&A expenses increased principally from selling expenses related to the pursuit of enterprise VSAT network contracts and 401(k) and performance bonus accruals. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

Independent Research and Development.

	Years Ended		Dollar	Percentage
			Increase	Increase
	April 2, 2004	March 31, 2003	(Decrease)	(Decrease)

	(In millions, except percentages)
Independent Research and Development	$10.0	$16.0	$(6.0)	(37.5)%
Percentage of revenues	3.6%	8.7%
      The decrease in independent research and development (IR&D) expenses reflects the reduced efforts for company funded development projects due to the increase of orders during this period where customer funded development was part of the contract.
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
      Provision (Benefit) for Income Taxes. Our effective income tax rate was a provision of 13.2% in fiscal year 2004 compared to a benefit of 54.3% in fiscal year 2003. We generate research credits that are not variable to income, so when there is a loss before tax as there was in fiscal year 2003, the credits increase the tax benefit. In fiscal year 2004, we have income before tax so the tax credits reduce the tax provision. Therefore, the annual effective tax rate for fiscal year 2004 cannot be meaningfully compared to the effective tax rate for fiscal year 2003.
Our Segment Results Fiscal Year 2004 Compared to Fiscal Year 2003

Government Segment

Revenues.

	Years Ended		Dollar	Percentage
			Increase	Increase
	April 2, 2004	March 31, 2003	(Decrease)	(Decrease)

(In millions, except percentages)
Revenues	$128.4	$82.6	$45.8	55.4%
      The increase in government segment revenues related primarily to the $170.5 million in awards received during fiscal year 2004. We experienced growth across all of our government products including tactical data links, mobile satellite systems and secure networking products.

Segment Operating Profit.

	Years Ended		Dollar	Percentage
			Increase	Increase
	April 2, 2004	March 31, 2003	(Decrease)	(Decrease)

	(In millions, except percentages)
Segment operating profit	$15.2	$11.7	$3.5	29.9%
Percentage of segment revenues	11.8%	14.2%
      The increase in government segment operating profit dollars was primarily related to the increased revenue year over year. Segment operating profit did not increase as rapidly as revenues primarily due to higher customer funded research and development contract activity, which typically has a lower profit rate, and increased investments by us in our KG-250 product.

Commercial Segment

Revenues.

	Years Ended		Dollar	Percentage
			Increase	Increase
Satellite Networks	April 2, 2004	March 31, 2003	(Decrease)	(Decrease)

(In millions, except percentages)
Revenues	$111.5	$75.1	$36.4	48.5%

	Years Ended		Dollar	Percentage
			Increase	Increase
Antenna Systems	April 2, 2004	March 31, 2003	(Decrease)	(Decrease)

(In millions, except percentages)
Revenues	$42.6	$28.7	$13.9	48.4%

	Years Ended		Dollar	Percentage
			Increase	Increase
Total Commercial Segment	April 2, 2004	March 31, 2003	(Decrease)	(Decrease)

(In millions, except percentages)
Revenues	$154.2	$103.8	$50.4	48.6%
      The increase in commercial segment revenues reflects improved competitive positioning across all our commercial products, more favorable market conditions in the commercial telecommunications market for our VSAT network products, record awards for our antenna products, and the further development of our in-flight and consumer satellite broadband internet systems.

Segment Operating Profit.

	Years Ended		Dollar	Percentage
			Increase	Increase
Satellite Networks	April 2, 2004	March 31, 2003	(Decrease)	(Decrease)

	(In millions, except percentages)
Satellite Networks operating profit	$7.3	$(23.2)	$30.5	131%
Percentage of Satellite Network revenues	6.5%	(30.9)%

	Years Ended		Dollar	Percentage
			Increase	Increase
Antenna Systems	April 2, 2004	March 31, 2003	(Decrease)	(Decrease)

	(In millions, except percentages)
Antenna Systems operating profit	$2.1	$0.5	$1.6	320%
Percentage of Antenna Systems revenues	4.9%	1.7%

	Years Ended		Dollar	Percentage
			Increase	Increase
Total Commercial Segment	April 2, 2004	March 31, 2003	(Decrease)	(Decrease)

	(In millions, except percentages)
Segment operating profit	$9.4	$(22.6)	$32.0	142%
Percentage of segment revenues	6.1%	(21.8)%
      The increase in commercial segment operating profit and improved operating profit percentage resulted from improved program execution in our enterprise VSAT networks and antenna systems contracts and increased revenues year over year from our consumer and mobile broadband, antenna systems and enterprise VSAT networks products. This increase was partially offset by development cost overruns in our DOCSIS-based consumer broadband satellite system. Our fiscal year 2004 segment operating profit includes a $6.3 million benefit from the SA Settlement and $406,000 in proceeds from the bankruptcy liquidation of ORBCOMM. Fiscal year 2003 segment operating profits included $2.4 million of company funded research and development by USM, the $2.7 million charge related to Astrolink and increased legal costs related to the claim against SA.
Backlog
      As reflected in the table below, funded and firm (funded plus unfunded) backlog increased during fiscal year 2005 with the increases in firm backlog coming from both our government and commercial segments. New contract awards in the current year increased backlog to a new all-time high for us.

	April 1, 2005	April 2, 2004

	(In millions)
Firm backlog
Government segment	$194.6	$142.9
Commercial segment	167.3	138.7

Total	$361.9	$281.6

Funded backlog
Government segment	$109.4	$119.6
Commercial segment	163.9	138.7

Total	$273.3	$258.3

Contract options	$23.0	$25.8

      The firm backlog does not include contract options. Of the $361.9 million in firm backlog, approximately $220.6 million is expected to be delivered in fiscal year 2006, and the balance is expected to be delivered in fiscal year 2007 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.
      Total new awards for both commercial and defense products were $426.2 million for fiscal year 2005 compared to $346.5 million for fiscal year 2004.
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
      Cash provided by operating activities in fiscal year 2005 was $3.6 million as compared to cash provided by operating activities in fiscal year 2004 of $28.6 million. The decrease in cash provided by operating activities in 2005 compared to 2004 primarily related to an increase in accounts receivable of $30.5 million, an increase in inventories of $6.2 million, the payment of 401(k) and performance bonuses of $6.7 million in fiscal year 2005, compared to zero in fiscal year 2004, offset by cash provided by operations from increased profitability year over year. Cash flow from operating activities in fiscal year 2004, included $9.0 million received in the SA Settlement (see note 10 — Contingencies to our consolidated financial statements). Unbilled accounts receivable increased due to the higher level of MIDS production and the related progress payment process and the delay in achieving milestones primarily on information assurance, consumer broadband and enterprise VSAT programs. The increase in inventory was primarily related to MIDS and KG-250 inventory as we increase production, and consumer and enterprise VSAT equipment. We expect both unbilled receivables and inventory to decline over the next two quarters.
      Cash used in investing activities in fiscal year 2005 was $11.3 million as compared to cash used in investing activities in 2004 of $8.5 million. We acquired $11.3 million in equipment in fiscal year 2005 compared to acquiring $8.5 million in equipment in fiscal year 2004.

      Cash provided by financing activities for fiscal year 2005 was $3.7 million as compared to cash used in financing activities for fiscal year 2004 of $5.9 million. This increase for fiscal year 2005 was primarily the result of net cash payments of $10 million on our line of credit in fiscal year 2004, partially offset by cash received from the exercise of employee stock options.
      At April 1, 2005, we had $14.7 million in cash, cash equivalents and short-term investments, $138.9 million in working capital and no outstanding borrowings under our line of credit. We had $5.0 million outstanding under standby letters of credit principally related to contract performance leaving borrowing availability under our line of credit of $55.0 million. At April 2, 2004, we had $18.7 million in cash, cash equivalents and short-term investments, $107.8 million in working capital and no outstanding borrowings under our line of credit.
      On January 31, 2005, we entered into a three-year, $60 million revolving credit facility (the “Facility”) with Union Bank of California, Comerica Bank and Silicon Valley Bank.
      Borrowings under the Facility are permitted up to a maximum amount of $60 million, including up to $15 million of letters of credit. Borrowings under the Facility bear interest, at our option, at either the lender’s prime rate or at LIBOR (London Interbank Offered Rate) plus, in each case, an applicable margin based on the ratio of ViaSat’s total funded debt to EBITDA (income from operations plus depreciation and amortization). The Facility is collateralized by substantially all of ViaSat’s personal property assets.
      The Facility contains financial covenants that set a minimum EBITDA limit for the twelve-month period ending on the last day of any fiscal quarter at $30 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00. We were in compliance with our loan covenants at April 1, 2005.
      On October 23, 2002, we sent SA a claim for indemnification under the terms of the asset purchase agreement related to the acquisition of SA’s satellite networks business (Satellite Networks Business) in April 2000. On November 14, 2002, SA filed a complaint (United States District Court, Northern District of Georgia, Atlanta Division) for declaratory judgment seeking to resolve our claim for indemnification through litigation. In response to SA’s complaint, on January 15, 2003, we filed a formal claim against SA for, among other things, fraud, breach of warranty, contractual and equitable indemnification, and breach of the duty of good faith and fair dealing. In December 2003, we reached an agreement with SA (the “SA Settlement”). Under the terms of the SA Settlement, SA paid us $9.0 million in cash and the parties jointly dismissed the litigation concerning the acquisition. Neither party admitted liability in connection with the litigation, or in the agreement resolving it. As a result of the settlement, the Consolidated Statement of Operations for fiscal year 2004 includes benefits to cost of revenues of $3.2 million and to selling, general and administrative expenses of $3.1 million.
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
      The following table sets forth a summary of our obligations under operating leases, irrevocable letters of credit, purchase commitments and accrued warranty for the periods indicated:

		For the Fiscal Years Ending,

	Total	2006	2007-2008	2009-2010	After 2010

	(In thousands)
Operating leases	$62,916	$6,171	$12,044	$12,176	$32,525
Standby letters of credit	5,041	1,286	1,610	—	2,145
Purchase commitments	183,198	88,250	78,215	16,733	—
Accrued warranty	7,179	3,268	2,344	1,567	—

Total	$258,334	$98,975	$94,213	$30,476	$34,670

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

Off-Balance Sheet Arrangements
      We had no off-balance sheet arrangements at April 1, 2005, that are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) revised Statement No. 123 (SFAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. In accordance with the new rule, the accounting provisions of SFAS 123R will be effective for us in fiscal 2007. We will adopt the provisions of SFAS 123R and plan to use the modified prospective transition method. Under the modified prospective transition method, SFAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123 (See Stock-based Compensation in this note). As permitted by SFAS 123, we currently account for stock-based compensation using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R will likely have a material impact on our results of operations. However, the ultimate impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal inventory costs. SFAS No. 151 requires that abnormal amounts of idle facility costs, freight, handling costs and spoilage are to be recognized as current-period expenses regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. In addition, the allocation of fixed production overhead costs to inventory is to be based on the normal capacity of the production facilities. Unallocated overhead costs are to be recognized as expenses in the period incurred. Normal capacity is defined as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a significant impact on our consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 is a replacement of Accounting Principles Board Opinion (“APB”) No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will be adopting this pronouncement beginning in our fiscal year 2007.
      On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which express the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provided the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issue under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in and interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. We are currently evaluating the impact SAB 107 will have on our results of operations and financial position when we adopt in fiscal 2007.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
      As of April 1, 2005, there is a foreign currency exchange contract outstanding which is intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign exchange contract with a notional amount of $2.7 million, consisting of both a put contract and a call contract, had a fair value of a net liability of $54,000 as of April 1, 2005. The fair value of this foreign currency forward contract as of April 1, 2005, would have changed by $176,000 if the foreign currency exchange rate for the Euro to the U.S. dollar on this forward contract had changed by 10%. We had no foreign currency transactions outstanding at April 2, 2004.

Item 8.	Financial Statements and Supplementary Data
      Our consolidated financial statements at April 1, 2005 and April 2, 2004 and for each of the three years in the period ended April 1, 2005, and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this annual report on pages F-1 through F-25.

Summarized Quarterly Data (Unaudited)
      The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. Summarized quarterly data for fiscal years 2005 and 2004 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

	(In thousands, except per share data)
2005
Revenues	$84,170	$82,643	$88,187	$90,939
Gross profit	21,394	19,835	19,715	22,735
Income from operations	5,379	5,768	4,867	4,310
Net income	3,563	3,745	5,241	6,718
Basic net income per share	0.13	0.14	0.20	0.25
Diluted net income per share	0.13	0.13	0.19	0.24
2004
Revenues	$59,264	$64,336	$71,758	$83,221
Gross profit	15,939	16,811	19,922	19,580
Income (loss) from operations	(63)	1,778	9,611	4,325
Net income	463	1,802	7,089	3,814
Basic net income per share	0.02	0.07	0.27	0.14
Diluted net income per share	0.02	0.07	0.26	0.13
      Included in the third quarter of the fiscal year ended April 2, 2004, is a benefit to gross profit of $3.2 million and SG&A of $3.1 million related to the SA Settlement. See “Liquidity and Capital Resources” for a more detailed explanation of both the SA Settlement and Astrolink charge.

Item 9.	Changes in and Disagreements With Accountants On Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms.
      As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 1, 2005, the end of the period covered by this annual report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 1, 2005.
Changes in Internal Control Over Financial Reporting
      As noted in our quarterly report on Form 10-Q for the quarter ended December 31, 2004 filed with the SEC, management identified a material weakness in its internal controls related to two types of non-routine transactions. These two matters included (1) two separate bill and hold transactions where revenue was not deferred in accordance with the revenue recognition principles of SEC Staff Accounting Bulletin 104, Revenue Recognition, and (2) two foreign currency forward purchase contracts that were not properly assessed and designated as hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

      Because adjustments to our interim financial statements were required related to the bill and hold transactions that involved amounts which were material to the interim financial statements, we concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2004. Specifically, our management did not have formalized policies and procedures in place that (1) specified how significant and non-routine transactions should be assessed, (2) specified how the accounting conclusions were to be documented and (3) included criteria requiring that certain accounting conclusions be reviewed and approved by a more experienced member of the accounting staff. Our management also concluded that our inadequate depth of finance and accounting resources contributed to the significance of this internal control weakness.
      In the fourth quarter, our management, working with our Audit Committee, implemented the following measures to improve our internal control over financial reporting:

•	Hired additional finance and accounting personnel with appropriate experience to, among other things, oversee non-routine transactions to ensure they are properly accounted for in accordance with generally accepted accounting principles.

•	Conducted additional training of our personnel concerning revenue recognition accounting principles.

•	Established and implemented policies and procedures for the identification, assessment, documentation and supervisory review of the accounting for significant and non-routine transactions.
      We believe the foregoing management initiatives mitigated the internal control deficiencies identified in the third quarter, and management and our independent registered public accounting firm concluded that our internal control over financial reporting is operating effectively as of our fiscal year-end, April 1, 2005. Other than the foregoing initiatives, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, We conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of April 1, 2005.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 1, 2005 as stated in their report, which appears on page F-1.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2005 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Election of Directors” and “Executive Officers.”

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

Item 14.	Principal Accountant Fees and Services
      The information required by this item is incorporated by reference to the Proxy Statement under the heading “Principal Accountant Fees and Services.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Documents filed as part of the report:
      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
      (3) Exhibits

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Asset Purchase Agreement, dated January 18, 2000, by and between ViaSat, Inc. and Scientific-Atlanta, Inc.	8-K	0000-21767	2.1	01/19/2000
2.2	Unit Purchase Agreement dated as of December 12, 2001 by and between ViaSat, Inc. and Wildblue Communications, Inc.	8-K	000-21767	10.1	12/19/2001
2.3	Unit Purchase Agreement dated as of December 14, 2001 by and among ViaSat, Inc. and the parties identified under the heading Sellers on the signature pages thereto	8-K	000-21767	10.5	12/19/2001
3.1	First Amended and Restated Bylaws of ViaSat, Inc.	S-3	333-116468	3.2	06/14/2004
3.2	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.	10-Q	000-21767	3.1	11/14/2000
4.1	Form of Common Stock Certificate	S-1/A	333-13183	4.1	11/05/1996
10.1	Form of Invention and Confidential Disclosure Agreement by and between ViaSat, Inc. and Each Employee of ViaSat, Inc.	S-1	333-13183	10.4	10/01/1996
10.2*	The 1996 Equity Participation Plan of ViaSat, Inc.	S-8	333-109959	10.1	10/24/2003
10.3*	Form of Incentive Stock Option Agreement under the 1996 Equity Participation Plan	S-1/A	333-13183	10.9	11/20/1996
10.4*	Form of Nonqualified Stock Option Agreement under the 1996 Equity Participation Plan	S-1/A	333-13183	10.10	11/20/1996

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.5*	The ViaSat, Inc. Employee Stock Purchase Plan, as amended	10-Q	000-21767	10.1	08/14/2000
10.6*	ViaSat, Inc. 401(k) Profit Sharing Plan	S-1	333-13183	10.12	10/11/1996
10.7	Second Amended and Restated Revolving Loan Agreement dated January 31, 2005 among ViaSat, Inc., Union Bank of California, N.A. and Comerica Bank	8-K	000-21767	10.1	02/01/2005
10.8	Lease, dated March 24, 1998, by and between W9/ LNP Real Estate Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, California)	10-K	000-21767	10.27	06/29/1998
10.9	Amendment to Lease, dated June 17, 2004, by and between Levine Investments Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, CA)	10-Q	000-21767	10.1	08/10/2004
10.10	Award/ Contract, effective January 20, 2000, issued by Space and Naval Warfare Systems to ViaSat, Inc.	10-Q	000-21767	10.1	02/14/2000
21.1	Subsidiaries.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Denotes management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this Annual Report on Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

By:	/s/ MARK D. DANKBERG

Mark D. Dankberg
Chairman and Chief Executive Officer
Date: June 10, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK D. DANKBERG Mark D. Dankberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	June 10, 2005

/s/ RONALD G. WANGERIN Ronald G. Wangerin	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	June 10, 2005

/s/ ROBERT W. JOHNSON Robert W. Johnson	Director	June 10, 2005

/s/ JEFFREY M. NASH Jeffrey M. Nash	Director	June 10, 2005

/s/ B. ALLEN LAY B. Allen Lay	Director	June 10, 2005

/s/ MICHAEL B. TARGOFF Michael B. Targoff	Director	June 10, 2005

/s/ JOHN P. STENBIT John P. Stenbit	Director	June 10, 2005

/s/ HARVEY P. WHITE Harvey P. White	Director	June 10, 2005

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ViaSat, Inc.:
      We have completed an integrated audit of ViaSat, Inc.’s April 1, 2005 consolidated financial statements and of its internal control over financial reporting as of April 1, 2005 and audits of its April 2, 2004 and March 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ViaSat, Inc. and its subsidiaries at April 1, 2005 and April 2, 2004, and the results of their operations and their cash flows for each of the three years in the period ended April 1, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of April 1, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 1, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP
San Diego, California
June 9, 2005

VIASAT, INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	April 1,	April 2,
	2005	2004

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$14,579	$18,510
Short-term investments	162	160
Accounts receivable, net	141,298	110,766
Inventories	36,612	30,357
Deferred income taxes	7,027	5,487
Prepaid expenses and other current assets	10,114	9,251

Total current assets	209,792	174,531
Goodwill	19,492	19,492
Other intangible assets, net	20,990	27,632
Property and equipment, net	33,278	32,052
Other assets	18,273	18,975

Total assets	$301,825	$272,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,523	$32,635
Accrued liabilities	32,410	34,050

Total current liabilities	70,933	66,685
Other liabilities	3,911	2,944

Total liabilities	74,844	69,629

Commitments and contingencies (Notes 9 & 10)
Minority interest in consolidated subsidiary	698	578

Stockholders’ equity:
Series A, convertible preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at April 1, 2005 and April 2, 2004, respectively	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized; 26,861,900 and 26,540,159 shares issued and outstanding at April 1, 2005 and April 2, 2004, respectively	3	3
Paid-in capital	163,819	159,323
Retained earnings	62,288	43,021
Accumulated other comprehensive income	173	128

Total stockholders’ equity	226,283	202,475

Total liabilities and stockholders’ equity	$301,825	$272,682

See accompanying notes to the consolidated financial statements.

VIASAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended

	April 1, 2005	April 2, 2004	March 31, 2003

	(In thousands, except per share data)
Revenues	$345,939	$278,579	$185,022
Cost of revenues	262,260	206,327	142,908

Gross profit	83,679	72,252	42,114
Operating expenses:
Selling, general and administrative	48,631	38,800	37,858
Independent research and development	8,082	9,960	16,048
Amortization of intangible assets	6,642	7,841	8,448

Income (loss) from operations	20,324	15,651	(20,240)
Other income (expense):
Interest income	445	11	116
Interest expense	(141)	(357)	(856)

Income (loss) before income taxes and minority interest	20,628	15,305	(20,980)
Provision (benefit) for income taxes	1,246	2,015	(11,395)
Minority interest in net earnings of subsidiary, net of tax	115	122	47

Net income (loss)	$19,267	$13,168	$(9,632)

Basic net income (loss) per share	$0.72	$0.50	$(0.37)

Diluted net income (loss) per share	$0.68	$0.48	$(0.37)

Shares used in computing basic net income (loss) per share	26,749	26,257	26,016

Shares used in computing diluted net income (loss) per share	28,147	27,558	26,016

See accompanying notes to the consolidated financial statements.

VIASAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended

	April 1, 2005	April 2, 2004	March 31, 2003

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$19,267	$13,168	$(9,632)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,053	10,098	9,754
Amortization of intangible assets and capitalized software	10,072	10,631	9,533
Provision for bad debts	234	(294)	475
Deferred income taxes	(3,353)	(94)	(5,767)
Minority interest in consolidated subsidiary	120	126	38
Non-cash compensation	—	35	103
Tax benefit from exercise of stock options	787	976	25
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(30,760)	(29,310)	(1,148)
Inventories	(6,249)	(198)	(10)
Other assets	(1,771)	(2,796)	3,663
Accounts payable	5,885	10,643	5,908
Accrued liabilities	(1,697)	15,006	1,169
Other liabilities	995	606	(504)

Net cash provided by operating activities	3,583	28,597	13,607

Cash flows from investing activities:
Purchases of short-term investments, net	(2)	(2)	(2)
Investment in capitalized software	—	—	(5,333)
Purchases of property and equipment, net	(11,279)	(8,532)	(12,242)

Net cash used in investing activities	(11,281)	(8,534)	(17,577)

Cash flows from financing activities:
Proceeds from line of credit	19,000	4,000	10,950
Payments on line of credit	(19,000)	(13,950)	(10,900)
Proceeds from issuance of common stock	3,709	4,054	1,550

Net cash provided by (used in) financing activities	3,709	(5,896)	1,600
Effect of exchange rate changes on cash	58	232	17

Net (decrease) increase in cash and cash equivalents	(3,931)	14,399	(2,353)
Cash and cash equivalents at beginning of year	18,510	4,111	6,464

Cash and cash equivalents at end of year	$14,579	$18,510	$4,111

Supplemental information:
Cash paid for interest	$141	$384	$790

Cash paid (received) for income taxes	$3,680	$(45)	$(3,614)

See accompanying notes to the consolidated financial statements.

VIASAT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
						Other
	Number of		Paid in	Retained	Unearned	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Total	Income (Loss)

	(In thousands, except share data)
Balance at March 31, 2002	25,908,373	$2	$152,775	$39,485	$(138)	$(185)	$191,939
Exercise of stock options	32,250		223				223
Tax benefit from exercise of stock options			25				25
Issuance of stock under Employee Stock Purchase Plan	189,820	1	1,326				1,327
Forfeited unexercised options			(56)				(56)
Amortization of stock based compensation					103		103
Net loss				(9,632)			(9,632)	$(9,632)
Foreign currency translation						(42)	(42)	(42)

Comprehensive loss								$(9,674)

Balance at March 31, 2003	26,130,443	3	154,293	29,853	(35)	(227)	183,887
Exercise of stock options	282,383		2,673				2,673
Tax benefit from exercise of stock options			976				976
Issuance of stock under Employee Stock Purchase Plan	127,333		1,381				1,381
Unearned compensation of option plan acquired					35		35
Net income				13,168			13,168	$13,168
Foreign currency translation						355	355	355

Comprehensive income								$13,523

Balance at April 2, 2004	26,540,159	3	159,323	43,021	—	128	202,475
Exercise of stock options	230,094		2,037				2,037
Tax benefit from exercise of stock options			787				787
Issuance of stock under Employee Stock Purchase Plan	91,647		1,672				1,672
Net income				19,267			19,267	$19,267
Hedging transaction						(54)	(54)	(54)
Foreign currency translation						99	99	99

Comprehensive income								$19,312

Balance at April 1, 2005	26,861,900	$3	$163,819	$62,288	$—	$173	$226,283

See accompanying notes to the consolidated financial statements.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company and a Summary of Its Significant Accounting Policies

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
      We have adopted a 52- or 53-week fiscal year beginning with our fiscal year 2004. All references to a fiscal year refer to the fiscal year ending on the Friday closest to March 31 of the specified year. For example, references to fiscal year 2005 refer to the fiscal year ending on April 1, 2005. Our quarters for fiscal year 2005 ended on July 2, 2004, October 1, 2004, December 31, 2004 and April 1, 2005.
      Certain prior period amounts have been reclassified to conform to the current period presentation.

Management Estimates and Assumptions
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Significant estimates made by management include revenue recognition, capitalized software development costs, allowance for doubtful accounts, warranty accrual, valuation of goodwill and other intangible assets, long-lived assets and valuation allowance on deferred tax assets.

Cash Equivalents
      Cash equivalents consist of highly liquid investments with original maturities of 90 days or less.

Short-term Investments
      At April 1, 2005 and April 2, 2004, the Company held investments in investment grade debt securities with various maturities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and has designated all of its investments as held-to-maturity. The Company’s investments in these securities as of April 1, 2005 and April 2, 2004 totaled $162,000 and $160,000, respectively.

Unbilled Accounts Receivable
      Unbilled receivables consist of costs and fees earned and billable on contract completion or other specified events. Unbilled receivables are expected to be collected within one year.

Concentration of Risk
      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade accounts receivable which are generally not collateralized. The Company limits its exposure to credit loss by placing its cash equivalents and short-term investments with high credit quality financial institutions and investing in high quality short-term

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
debt instruments. The Company establishes allowances for bad debts based on historical collection experiences within the various markets in which the Company operates, number of days the accounts are past due and any specific information that the Company becomes aware of such as bankruptcy or liquidity issues of customers.
      Revenues from the U.S. government comprised 30.3%, 25.4% and 16.9% of total revenues for fiscal years 2005, 2004 and 2003, respectively. No other customer accounted for at least 10% of total revenues. Billed accounts receivable to the U.S. government as of April 1, 2005 and April 2, 2004 were 33.8% and 26.3%, respectively, of total billed receivables.
      Revenues from the U.S. government and its prime contractors amounted to $175.4 million, $128.4 million and $82.6 million for the years ended April 1, 2005, April 2, 2004 and March 31, 2003, respectively. Revenues from commercial customers amounted to $177.4 million, $154.2 million and $103.8 million for the years ended April 1, 2005, April 2, 2004 and March 31, 2003, respectively. The Company’s five largest contracts (by revenues) generated approximately 27%, 24% and 29% of the Company’s total revenues for the fiscal years ended April 1, 2005, April 2, 2004 and March 31, 2003, respectively.
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

Goodwill and Intangible Assets
      Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, requires that all business combinations be accounted for using the purchase method. SFAS No. 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, acquired workforce must be recognized and reported in goodwill. SFAS No. 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful life. SFAS No. 142 prohibits the amortization of goodwill and indefinite-lived intangible assets, but instead requires these assets to be tested for impairment in accordance with the provisions of SFAS No. 142 at least annually and more frequently upon the occurrence of specified events. In addition, all goodwill must be assigned to reporting units for purposes of impairment testing. As a result of adopting SFAS No. 142, the Company reclassified acquired workforce with a net book value of $3.4 million to goodwill.

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

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Warranty Reserves
      The Company provides limited warranties on certain of its products for periods of up to five years. The Company records warranty reserves when products are delivered based upon an estimate of total warranty costs, with amounts expected to be incurred within twelve months classified as a current liability.

Fair Value of Financial Instruments
      At April 1, 2005, the carrying amounts of the Company’s financial instruments, including cash equivalents, short-term investments, trade receivables, accounts payable, accrued liabilities and line of credit, approximated their fair values due to their short-term maturities.

Derivatives
      We enter into foreign currency forward and option contracts to hedge certain forecasted foreign currency transactions. Gains and losses arising from foreign currency forward and option contracts not designated as hedging instruments are recorded in investment income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as gains (losses) on derivative instruments until the underlying transaction affects our earnings. The fair value of our foreign currency forward contracts was a liability of $54,000 at April 1, 2005. We had $2.7 million of notional value of foreign currency forward contracts outstanding at April 1, 2005. We had no foreign currency forward or option contracts outstanding at April 2, 2004 and March 31, 2003.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
      A substantial portion of the Company’s revenues are derived from long-term contracts requiring development and delivery of products over time and often contain fixed-price purchase options for additional products. Sales related to long-term contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract or under the cost-to-cost method or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. In the fiscal year ended April 1, 2005, we recorded losses of approximately $5.7 million related to loss contracts. There were no significant charges for loss contracts in fiscal years ended April 2, 2004 or March 31, 2003.
      The Company also has contracts and purchase orders where revenue is recorded on delivery of products in accordance with SAB 104, “Staff Accounting Bulletin No. 104: Revenue Recognition.” In this situation, contracts and customer purchase orders are used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment, and assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.
      When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value in accordance with EITF, 00-21, Accounting for Multiple Element Revenue Arrangements and recognized when the applicable revenue recognition criteria for each element are met. The amount of product and service revenue recognized is impacted by our judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition.
      Collections in excess of revenues represent cash collected from customers in advance of revenue recognition and are recorded as an accrued liability.
      Contract costs on U.S. government contracts, including indirect costs, are subject to audit and negotiations with U.S. government representatives. These audits have been completed and agreed upon through fiscal year 2001. Contract revenues and accounts receivable are stated at amounts which are expected to be realized upon final settlement.

Independent Research and Development
      Independent research and development, which is not directly funded by a third party, is expensed as incurred. Independent research and development expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, and other expenses related to research and development programs.

Software Development
      Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product not to exceed five years. We capitalized costs related to software developed for resale of $0 for the fiscal year ended April 1, 2005, $0 for the fiscal year ended April 2, 2004 and $5.3 million for the fiscal year ended March 31, 2003. Amortization expense of software development costs was $3.4 million for fiscal year 2005, $2.8 million for fiscal year 2004 and $1.1 million for fiscal year 2003.

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

Earnings Per Share
      Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding and potential common stock, if dilutive during the period. Potential common stock includes options granted under the Company’s stock option plans which are included in the earnings per share calculations using the treasury stock method and common shares expected to be issued under the Company’s employee stock purchase plan.

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
      At April 1, 2005, the Company had stock-based compensation plans described in detail in Note 5. The Company accounts for options issued to employees, directors and officers under those plans under the

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations.” Generally, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.
      The fair values of options granted during the years ended as reported below were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

				Employee Stock Purchase
	Employee Stock Options			Plan

	2005	2004	2003	2005	2004	2003

Expected life (in years)	6.30	6.84	5.99	0.50	0.50	0.50
Risk-free interest rate	3.79%	3.20%	2.78%	1.68%	1.05%	1.55%
Expected volatility	62.00%	66.00%	91.00%	46.00%	66.00%	91.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
      The weighted average estimated fair value of employee stock options granted during 2005, 2004, and 2003 was $11.33, $10.40, and $8.25 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during 2005, 2004 and 2003 was $7.92, $10.85 and $6.99 per share, respectively.
      For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period. The Company’s pro forma information for the years ended April 1, 2005, April 2, 2004 and March 31, 2003 is as follows:

	Year Ended

	April 1, 2005	April 2, 2004	March 31, 2003

	(In thousands, except per share data)
Net income (loss) as reported	$19,267	$13,168	$(9,632)
Stock based compensation included in net income (loss), net of tax	—	35	103
Stock based employee compensation expense under fair value based method, net of tax	(8,146)	(10,478)	(12,749)

Pro forma net income (loss)	$11,121	$2,725	$(22,278)

Basic earnings (loss) per share
As reported	$0.72	$0.50	$(0.37)

Pro forma	$0.42	$0.10	$(0.86)

Diluted earnings (loss) per share
As reported	$0.68	$0.48	$(0.37)

Pro forma	$0.40	$0.10	$(0.86)

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement No. 123 (SFAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. In accordance with the new rule, the accounting provisions of SFAS 123R will be effective for the Company in fiscal 2007. We will adopt the provisions of SFAS 123R and plan to use the modified prospective transition method. Under the modified

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
prospective transition method, SFAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123 (See Stock-based Compensation in this note). As permitted by SFAS 123, the Company currently accounts for stock-based compensation using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R will likely have a material impact on the Company’s results of operations. However, the ultimate impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal inventory costs. SFAS No. 151 requires that abnormal amounts of idle facility costs, freight, handling costs and spoilage are to be recognized as current-period expenses regardless of whether they meet the “so abnormal” criterion outlined in Accounting Research Bulletin No. 43. In addition, the allocation of fixed production overhead costs to inventory is to be based on the normal capacity of the production facilities. Unallocated overhead costs are to be recognized as expenses in the period incurred. Normal capacity is defined as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 is a replacement of Accounting Principles Board Opinion (“APB”) No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning December 15, 2005. We will be adopting this pronouncement beginning in our fiscal year 2007.
      On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which express the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provided the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issue under share-

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. We are currently evaluating the impact SAB 107 will have on our results of operations and financial position when we adopt it in fiscal 2007.

Note 2 —	Composition of Certain Balance Sheet Captions

	April 1, 2005	April 2, 2004

	(In thousands)
Accounts receivable, net:
Billed	$49,737	$53,539
Unbilled	91,724	57,606
Allowance for doubtful accounts	(163)	(379)

	$141,298	$110,766

Inventories:
Raw materials	$16,706	$17,299
Work in process	9,347	4,757
Finished goods	10,559	8,301

	$36,612	$30,357

Prepaid expenses and other current assets:
Income taxes receivable	$2,639	$3,130
Prepaid expenses	6,187	5,126
Other	1,288	995

	$10,114	$9,251

Other intangible assets, net:
Technology	$26,770	$26,770
Contracts and relationships	9,736	9,736
Non-compete agreement	7,950	7,950
Other intangibles	6,875	6,875

	51,331	51,331
Less accumulated amortization	(30,341)	(23,699)

	$20,990	$27,632

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	April 1, 2005	April 2, 2004

	(In thousands)
Property and equipment, net:
Machinery and equipment	$43,966	$35,628
Computer equipment and software	29,866	26,347
Furniture and fixtures	3,523	3,313
Construction in progress	3,876	4,902

	81,231	70,190
Less accumulated depreciation	(47,953)	(38,138)

	$33,278	$32,052

Other assets:
Capitalized software costs, net	$10,341	$13,771
Deferred income taxes	6,333	4,520
Other	1,599	684

	$18,273	$18,975

Accrued liabilities:
Current portion of warranty reserve	$3,268	$1,945
Accrued vacation	5,120	4,410
Accrued bonus	3,468	4,382
Accrued 401(k) matching contribution	2,771	2,321
Collections in excess of revenues	13,767	16,040
Other	4,016	4,952

	$32,410	$34,050

Other liabilities:
Accrued warranty	$3,911	$2,506
Deferred income taxes	—	438

	$3,911	$2,944

Note 3 —	Accounting for Goodwill and Intangible Assets
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

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years. The technology intangible asset has several components with estimated useful lives of six to nine years, contracts and relationships intangible asset has several components with estimated useful lives of three to nine years, non-compete agreements have useful lives of three to five years and other amortizable assets has several components with estimated useful lives of two to ten years. The amortization expense was $6.6 million, $7.8 million and $8.4 million for the years ended April 1, 2005, April 2, 2004 and March 31, 2003, respectively. The estimated amortization expense for the next five years is as follows:

Amortization

(In thousands)
Expected for fiscal year 2006	$6,048
Expected for fiscal year 2007	5,378
Expected for fiscal year 2008	4,508
Expected for fiscal year 2009	3,760
Expected for fiscal year 2010	536
      Below is the allocation of the intangible assets and the related accumulated amortization as of April 1, 2005 and April 2, 2004 is as follows (in thousands):

		As of April 1, 2005		As of April 2, 2004

		Accumulated	Net Book	Accumulated	Net Book
	Total	Amortization	Value	Amortization	Value

Intangible Assets
Existing Technology	$26,770	$14,770	$12,000	$10,969	$15,801
Contracts and relationships	9,736	5,395	4,341	4,331	5,405
Non-compete agreements	7,950	7,040	910	5,926	2,024
Other amortizable assets	6,875	3,136	3,739	2,473	4,402

Total intangible assets	$51,331	$30,341	$20,990	$23,699	$27,632

Note 4 —	Line of Credit
      On January 31, 2005, we entered into a three-year, $60 million revolving credit facility (the “Facility”) in the form of a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, Comerica Bank and Silicon Valley Bank. The Facility amended and restated the Company’s existing $30 million revolving credit facility that was scheduled to expire on February 28, 2005.
      Borrowings under the Facility are permitted up to a maximum amount of $60 million, including up to $15 million of letters of credit. Borrowings under the Facility bear interest, at the Company’s option, at either the lender’s prime rate or at LIBOR (London Interbank Offered Rate) plus, in each case, an applicable margin based on the ratio of the Company’s total funded debt to EBITDA (income from operations plus depreciation and amortization). The Facility is collateralized by substantially all of the Company’s personal

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
property assets. At April 1, 2005, the Company had approximately $5.0 million outstanding under standby letters of credit leaving borrowing availability under our line of credit of $55.0 million.
      The Facility contains financial covenants that set a minimum EBITDA limit for the twelve-month period ending on the last day of any fiscal quarter at $30 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00. We were in compliance with our loan covenants at April 1, 2005.

Note 5 —	Common Stock and Options
      In June 2004 we filed a universal shelf registration statement with the Securities and Exchange Commission for the future sale of up to $154 million of debt securities, common stock, preferred stock, depositary shares and warrants. Additionally, the Company has available $46 million of these securities, which were previously registered under a shelf registration statement the Company originally filed in September 2001. Up to $200 million of the securities may now be offered from time to time, separately or together, directly by us or through underwriters at amounts, prices, interest rates and other terms to be determined at the time of the offering.
      In November 1996, the Company adopted the 1996 Equity Participation Plan. The 1996 Equity Participation Plan provides for the grant to executive officers, other key employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards. In September 2000, the Company amended the 1996 Equity Participation Plan to increase the maximum number of shares reserved for issuance under this plan from 2,500,000 shares to 6,100,000 shares. In September 2003, the Company further amended the 1996 Equity Participation Plan to increase the maximum number of shares reserved for issuance under this plan from 6,100,000 shares to 7,600,000 shares. As of April 1, 2005, the Company had granted options to purchase 6,776,769 shares of common stock under this plan with vesting terms of three to five years which are exercisable for up to ten years from the grant date or up to five years from the date of grant for a ten percent owner.
      In November 1996, the Company adopted the ViaSat, Inc. Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) to assist employees in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. A maximum of 1,000,000 shares of common stock are reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of April 1, 2005, the Company had issued 881,969 shares of common stock under this plan.
      In January 2002, the Company assumed the U.S. Monolithics 2000 Incentive Plan (the “USM Plan”) which was amended and restated January 2002. Pursuant to such assumption, all options granted under the USM Plan were converted into options to purchase common stock of the Company. The number of shares of common stock reserved for issuance under this plan is 203,000. As of April 1, 2005, options to purchase 203,000 shares of common stock had been granted under this plan, 44,418 of which were converted from previously issued U.S. Monolithics options. The options granted under this plan have an exercise price equal to the market value of the underlying common stock on the date of grant.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Transactions under the Company’s stock option plans are summarized as follows:

			Weighted Average
	Number of	Exercise Price	Exercise Price
	Shares	per Share	per Share

Outstanding at March 31, 2002	4,387,741	$ 4.25 - $43.82	$15.41
Options granted	922,249	4.70 - 12.95	10.37
Options canceled	(242,123)	7.77 - 26.16	19.11
Options exercised	(32,250)	5.78 - 8.94	6.81

Outstanding at March 31, 2003	5,035,617	4.25 - 43.82	14.37
Options granted	514,000	10.26 - 25.01	17.55
Options canceled	(192,426)	8.80 - 36.35	17.80
Options exercised	(282,383)	4.25 - 26.16	9.15

Outstanding at April 2, 2004	5,074,808	4.25 - 43.82	14.83
Options granted	1,296,000	16.94 - 22.82	19.52
Options canceled	(126,353)	6.06 - 43.82	19.36
Options exercised	(230,094)	4.69 - 22.03	8.86

Outstanding at April 1, 2005	6,014,361	4.25 - 35.63	15.98

      All options issued under the Company’s stock option plans have an exercise price equal to the fair market value of the Company’s stock on the date of the grant.
      The following table summarizes all options outstanding and exercisable by price range as of April 1, 2005:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life-Years	Price	Exercisable	Price

$ 4.25 - $ 7.77	891,714	3.37	$6.36	869,051	$6.39
8.07 - 9.37	131,717	4.62	8.60	122,518	8.55
9.95 - 10.73	815,114	7.89	10.69	493,313	10.68
11.08 - 14.00	687,264	6.57	13.34	488,113	13.37
14.56 - 18.54	612,930	7.68	17.13	281,707	16.55
18.71 - 18.71	8,000	6.13	18.71	4,800	18.71
18.73 - 18.73	794,000	9.61	18.73	0	0.00
18.97 - 21.82	618,999	8.68	20.87	139,869	20.83
21.83 - 21.83	7,000	5.23	21.83	5,800	21.83
22.03 - 35.63	1,447,623	5.54	22.69	1,330,632	22.69

4.25 - 35.63	6,014,361	6.71	15.98	3,735,803	15.09

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6 — Shares Used in Earnings Per Share Calculations

	Years Ended

	April 1, 2005	April 2, 2004	March 31, 2003

Weighted average common shares outstanding used in calculating basic net income (loss) per share	26,748,597	26,256,869	26,015,702
Weighted average options to purchase common stock as determined by application of the treasury stock method	1,396,434	1,297,416	—
Employee Stock Purchase Plan equivalents	2,141	3,623	—

Shares used in computing diluted net income (loss) per share	28,147,172	27,557,908	26,015,702

      Antidilutive shares relating to stock options excluded from the calculation were 1,580,997, 1,817,156 and 3,437,227 shares for the fiscal years ended April 1, 2005, April 2, 2004, and March 31, 2003, respectively.

Note 7 —	Income Taxes
      The provision (benefit) for income taxes includes the following:

	Years Ended

	April 1, 2005	April 2, 2004	March 31, 2003

	(In thousands)
Current tax provision (benefit)
Federal	$3,563	$1,493	$(5,325)
States	845	207	(454)
Foreign	191	409	142

	4,599	2,109	(5,637)

Deferred tax (benefit) provision
Federal	(2,077)	175	(2,669)
State	(1,276)	(269)	(3,089)
Foreign	—	—	—

	(3,353)	(94)	(5,758)

Total provision (benefit) for income taxes	$1,246	$2,015	$(11,395)

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of the Company’s net deferred tax assets are as follows:

	As of

	April 1, 2005	April 2, 2004

	(In thousands)
Deferred tax assets:
Tax credit carryforwards	$10,031	$8,637
Warranty reserve	2,913	1,644
Inventory reserve	1,947	1,990
Accrued vacation	1,708	1,439
Net operating loss carryforward	13	35
Other	(299)	256
Valuation allowance	(769)	—

Total deferred tax assets	15,544	14,001
Deferred tax liabilities:
Property and equipment and intangible assets	2,153	3,835
Other	31	159

Total deferred tax liabilities	2,184	3,994

Net deferred tax assets	$13,360	$10,007

      A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Years Ended

	April 1, 2005	April 2, 2004	March 31, 2003

	(In thousands)
Tax expense (benefit) at statutory rate	$7,296	$5,369	$(7,335)
State tax provision, net of federal benefit	982	659	(1,227)
Tax credits, net of valuation allowance	(5,480)	(4,076)	(3,167)
Export sales tax benefit	(1,548)	(177)	—
Other	(4)	240	334

	$1,246	$2,015	$(11,395)

      As of April 1, 2005, the Company had federal and state research credit carryforwards of approximately $5.8 million and $6.1 million, respectively, that begin to expire in 2022 for federal purposes and do not expire for state purposes. The Company has federal alternative minimum tax credit carryforward of $291,000 which may be carried forward indefinitely as a credit against regular tax liability.
      In accordance with SFAS No. 109, “Accounting for Income Taxes,” net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $769,000 was provided on deferred tax assets at April 1, 2005, for California research credit carryforwards. The amount of California research credit carryforward considered realizable was determined based on California taxable income and generation of additional California research credits projected in the future. Even though there is no expiration for California research credits, we are generating the credits at a rate faster than we expect to use them.
      On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act creates a temporary incentive for U.S. corporations to repatriate accumulated

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Jobs Creation Act. Based on the Company’s analysis of the Jobs Creation Act, although not yet finalized, the potential amounts that could be repatriated and the tax thereon are not material to the financial statements.
      If the Company has an “ownership change” as defined under Internal Revenue Code Section 382, it may have an annual limitation on the utilization of its tax credit carryforwards.

Note 8 —	Employee Benefits
      The Company is a sponsor of a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code. The Company may make discretionary contributions to the plan which vest equally over six years. Employees who are at least 18 years of age are eligible to participate in the plan. Participants are entitled, upon termination or retirement, to their vested portion of the plan assets which are held by an independent trustee. Discretionary contributions accrued by the Company during fiscal years 2005, 2004 and 2003 amounted to $2.8 million, $2.3 million and $0, respectively. The cost of administering the plan is not significant.

Note 9 —	Commitments
      The Company leases office facilities under noncancelable operating leases with initial terms ranging from one to ten years which expire between November 2005 and December 2015. Certain of the Company’s facilities leases contain option provisions which allow for extension of the lease terms. Rent expense, which is recognized on a straight-line basis, was $7.1 million, $6.5 million and $6.9 million in fiscal years 2005, 2004 and 2003, respectively.
      Future minimum lease payments are as follows (in thousands):

Years Ending,

2006	$6,171
2007	6,138
2008	5,906
2009	6,046
2010	6,130
Thereafter	32,525

$62,916

      We purchase components from a variety of suppliers and use several subcontractors and contract manufacturers to provide design and manufacturing services for our products. During the normal course of business, we enter into agreements with subcontractors, contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. As of April 1, 2005, we had total purchase commitments for inventory and services of approximately $183.2 million, of which $88.2 million is expected to be fulfilled within one year and the balance of $95.0 million is expected to be fulfilled in fiscal year 2007 and thereafter.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Contingencies
      We are currently a party to various government and commercial contracts which require us to meet performance covenants and project milestones. Under the terms of these contracts, our failure to meet such performance covenants and milestones permit the other party to terminate the contract and, under certain circumstances, recover liquidated damages or other penalties. We are currently not in compliance (or in the past were not in compliance) with the performance or milestone requirements of certain of these contracts. Historically, our customers have not elected to terminate such contracts or seek liquidated damages from us and we do not believe that our existing customers will do so; therefore, we have not accrued for any potential liquidated damages or penalties. However, there can be no assurance that our customers will not elect to terminate such contracts or seek liquidated damages or penalties from us in the future.
      On October 23, 2002, we sent Scientific-Atlanta, Inc. a claim for indemnification under the terms of the asset purchase agreement related to the acquisition of Scientific-Atlanta’s satellite networks business (the “Satellite Networks Business”) in April 2000. On November 14, 2002, Scientific-Atlanta filed a complaint (United States District Court, Northern District of Georgia, Atlanta Division) for declaratory judgment seeking to resolve our claim for indemnification through litigation. In response to Scientific-Atlanta’s complaint, on January 15, 2003, we filed a formal claim against Scientific-Atlanta for, among other things, fraud, breach of warranty, contractual and equitable indemnification, and breach of the duty of good faith and fair dealing. In December 2003, we reached an agreement with Scientific-Atlanta (“SA Settlement”). Under the terms of the SA Settlement, Scientific-Atlanta paid us $9.0 million in cash and the parties jointly dismissed the litigation concerning the acquisition. Neither party admitted liability in connection with the litigation, or in the agreement resolving it. As a result of the settlement, the Consolidated Statement of Operations for the fiscal year ended April 2, 2004 includes a benefit to cost of revenues of $3.2 million and to selling, general and administrative expenses of $3.1 million.
      On May 21, 2003, we filed a complaint against Xetron Corporation alleging Xetron failed to deliver conforming radio frequency amplifiers (RFAs) for integration into our MIDS terminals. Xetron filed a counter-claim against us alleging we failed to make proper payments. On April 11, 2005, we and Xetron agreed to settle all claims whereby we received $4.8 million as a result of the settlement and will recognize a net benefit of approximately $2.7 million in the first quarter of fiscal year 2006.
      We are also party to various claims and legal actions arising in the normal course of business. Although the ultimate outcome of the such matters is not presently determinable, we believe that the resolution of all such matters, net of amounts accrued, will not have a material adverse effect on our financial position or liquidity; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on our results of operations in any period.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Product Warranty
      We provide limited warranties on most of our products for periods of up to five years. We record a liability for our warranty obligations when products are delivered based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products the warranty costs estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failure that may occur. It is possible that our underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in our warranty accrual in fiscal years 2005, 2004 and 2003.

	Years Ended

	April 1, 2005	April 2, 2004	March 31, 2003

	(In thousands)
Balance, beginning of period	$4,451	$2,327	$1,498
Change in liability for warranties issued in period	4,737	3,315	1,613
Settlements made (in cash or in kind) during the period	(2,009)	(1,191)	(784)

Balance, end of period	$7,179	$4,451	$2,327

Note 12 —	Immeon Networks, L.L.C.
      In January 2001 the Company and Loral Skynet formed a 50-50 joint venture named Immeon Networks, L.L.C. (Immeon). Pursuant to the Joint Venture Agreement and related agreements, the Company was obligated to provide a minimum level of marketing, selling, administrative and network operation services to Immeon while Loral Skynet was to provide Immeon with satellite bandwidth. ViaSat has accounted for the costs incurred on behalf of Immeon as Cost of revenues. ViaSat was eligible to receive reimbursement for costs incurred, contingent upon Immeon achieving positive cash flows in the future. Because the collectibility of such reimbursements was not reasonably assured at the time the services were provided, revenue related to such services has not been recognized in the accompanying financial statements. The cost of these services, which is included in Cost of revenues for fiscal years 2004 and 2003, is $177,000 and $1.7 million, respectively. In January 2004, Loral Skynet formally withdrew from the Immeon joint venture as a result of a bankruptcy proceeding of Loral Space and Communications, so ViaSat is now the sole owner and operator of Immeon.
      Condensed combined financial information for Immeon, which was accounted under the equity method through January 2, 2004, is summarized below (amounts in thousands). Immeon is consolidated by ViaSat from January 3, 2004. Immeon maintains its financial statements on a calendar year basis.

December 31, 2003

Current assets	$648
Non-current assets	—
Current liabilities	15
Amounts contingently payable to Members	6,730
Non-current liabilities	—

Total member’s deficit	$(6,097)

ViaSat’s investment in joint venture	$—

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	December 31,

	2003	2002

Operating revenues	$350	$430
Operating expenses	(857)	(3,033)

Net loss	$(507)	$2,603
Company’s share of net loss, after elimination of intercompany transactions	$—	$—

Note 13 —	Segment Information
      Our commercial and government segments are primarily distinguished by the type of customer and the related contractual requirements. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics, which differ from the commercial segment. Therefore, we are organized primarily on the basis of products with commercial and government (defense) communication applications. Based on the Company’s commercial business strategy to provide end-to-end capability with satellite communication equipment solutions, the Company implemented certain management changes during the year ended April 1, 2005 which led to the delineation of the commercial segment into two product lines; Satellite Networks and Antenna Systems. These product lines are distinguished from one another based upon their underlying technologies. Prior segment results have been reclassified to conform to our current organizational structure. Reporting segments are determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The following table summarizes revenues and operating profits by reporting segment for the fiscal years ended April 1, 2005, April 2, 2004 and March 31, 2003. Certain corporate general and administrative costs, amortization of intangible assets and charges of acquired in-process research and development are not allocated to either segment and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit. Certain assets are not tracked by reporting segment. Consequently, it is not practical to show assets by reporting segments. Depreciation expense is allocated to reporting segments as an overhead charge based on direct labor dollars within the reporting segments.

	Years Ended

	April 1, 2005	April 2, 2004	March 31, 2003

	(In thousands)
Revenues
Government	$175,442	$128,351	$82,588
Commercial
Satellite Networks	137,971	111,549	75,102
Antenna Systems	39,420	42,607	28,663

	177,391	154,156	103,765
Eliminations	(6,894)	(3,928)	(1,331)

Total revenues	$345,939	$278,579	$185,022

Operating profits
Government	$28,060	$15,190	$11,652
Commercial
Satellite Networks	(1,748)	7,301	(23,184)
Antenna Systems	3,639	2,093	536

	1,891	9,394	(22,648)

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended

	April 1, 2005	April 2, 2004	March 31, 2003

	(In thousands)
Segment operating profit (loss) before corporate and other	29,951	24,584	(10,996)
Corporate	(2,207)	(1,058)	(796)
Other	(778)	(34)	—
Amortization of intangibles(1)	(6,642)	(7,841)	(8,448)

Income (loss) from operations	$20,324	$15,651	$(20,240)

(1)	Amortization of intangibles relate to the commercial segment.

	April 1, 2005	April 2, 2004

	(In thousands)
Segment assets(2)
Government	$81,645	$65,010
Commercial
Satellite Networks	79,835	63,143
Antenna Systems	17,778	15,631

	97,613	78,774
Corporate assets	122,567	128,898

Total	$301,825	$272,682

(2)	Assets identifiable to segments include; accounts receivable, unbilled accounts receivable and inventory. At April 1, 2005 and April 1, 2004, all the Company’s goodwill related to the Company’s commercial segment.
      Revenue information by geographic area for the fiscal years ended April 1, 2005, April 2, 2004 and March 31, 2003 is as follows:

	Years Ended

	April 1, 2005	April 2, 2004	March 31, 2003

	(In thousands)
United States	$253,045	$211,252	$134,360
Europe	44,617	36,690	22,176
Asia Pacific	29,137	23,046	14,942
North America other than United States	12,953	5,181	12,254
Latin America	6,187	2,410	1,290

	$345,939	$278,579	$185,022

      We distinguish revenues from external customers by geographic areas based on customer location.
      The net book value of long-lived assets located outside the United States was $48,000, $52,000 and $235,000 at April 1, 2005, April 2, 2004 and March 31, 2003, respectively.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended April 2, 2005

Allowance for
Date	Doubtful Accounts

(In thousands)
Balance, March 31, 2002	$487
Provision	475
Write-off	(289)

Balance, March 31, 2003	$673
Provision	(294)

Balance, April 2, 2004	$379
Provision	234
Write-off	(450)

Balance, April 1, 2005	$163

Deferred Tax
Date	Asset Valuation

(In thousands)
Balance, March 31, 2002	$—
Provision	—
Write-off	—

Balance, March 31, 2003	$—
Provision	—

Balance, April 2, 2004	$—
Provision	769
Write-off	—

Balance, April 1, 2005	$769

II-1