Form 10-Q
period 2005-07-01
VIASAT INC
filed 2005-08-09
CIK 797721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 1, 2005.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of August 1, 2005 was 26,978,488.

VIASAT, INC.

PART I Financial Information
Item 1. Financial Statements
VIASAT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	July 1, 2005	April 1, 2005
Assets

Current assets:
Cash and cash equivalents	$19,154	$14,579
Short-term investments	162	162
Accounts receivable, net	154,951	141,298
Inventories	35,719	36,612
Deferred income taxes	6,986	7,027
Prepaid expenses and other current assets	5,315	10,114

Total current assets	222,287	209,792
Goodwill	19,492	19,492
Other intangible assets, net	19,478	20,990
Property and equipment, net	34,321	33,278
Other assets	18,869	18,273

Total assets	$314,447	$301,825

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$40,886	$38,523
Accrued liabilities	35,834	32,410

Total current liabilities	76,720	70,933

Other liabilities	4,162	3,911

Total liabilities	80,882	74,844

Commitments and contingencies (Note 8)
Minority interest in consolidated subsidiary	701	698
Stockholders’ equity:
Common stock	3	3
Paid in capital	165,243	163,819
Retained earnings	67,464	62,288
Accumulated other comprehensive income	154	173

Total stockholders’ equity	232,864	226,283

Total liabilities and stockholders’ equity	$314,447	$301,825

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	July 1, 2005	July 2, 2004
Revenues	$99,977	$84,170
Cost of revenues	75,721	62,776

Gross profit	24,256	21,394
Operating expenses:
Selling, general and administrative	12,846	12,213
Independent research and development	3,304	1,844
Amortization of intangible assets	1,512	1,958

Income from operations	6,594	5,379
Other income (expense):
Interest income	2	19
Interest expense	(151)	(30)

Income before income taxes	6,445	5,368
Provision for income taxes	1,266	1,786
Minority interest in net earnings of subsidiary, net of tax	3	19

Net income	$5,176	$3,563

Basic net income per share	$.19	$.13

Diluted net income per share	$.18	$.13

Shares used in basic net income per share computation	26,890	26,587

Shares used in diluted net income per share computation	28,179	28,276

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	July 1, 2005	July 2, 2004
Cash flows from operating activities:
Net income	$5,176	$3,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,580	2,490
Amortization of intangible assets and software	2,332	2,847
Deferred income taxes	(1,405)	1
Minority interest in consolidated subsidiary	3	19
Tax benefit from exercise of stock options	—	816
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable, net	(13,660)	(2,197)
Inventories	889	120
Other assets	4,828	(1,313)
Accounts payable	2,364	1,995
Accrued liabilities	3,528	(8,093)
Other liabilities	178	566

Net cash provided by operating activities	6,813	814

Cash flows from investing activities:
Purchases of property and equipment	(3,623)	(2,025)

Net cash used in investing activities	(3,623)	(2,025)

Cash flows from financing activities:
Proceeds from line of credit	3,000	—
Payments on line of credit	(3,000)	—
Proceeds from issuance of common stock, net of issuance costs	1,424	2,210

Net cash provided by financing activities	1,424	2,210

Effect of exchange rate changes on cash	(39)	(109)

Net increase in cash and cash equivalents	4,575	890
Cash and cash equivalents at beginning of period	14,579	18,510

Cash and cash equivalents at end of period	$19,154	$19,400

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share data)

					Accumulated
	Common Stock				Other
	Number of		Paid in	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total	Income
Balance at April 1, 2005	26,861,900	$3	$163,819	$62,288	$173	$226,283
Exercise of stock options	54,313	—	483	—	—	483
Issuance of stock under Employee Stock Purchase Plan	54,415	—	941	—	—	941
Net income	—	—	—	5,176	—	5,176	5,176
Hedging Transactions	—	—	—	—	20	20	20
Foreign currency translation	—	—	—	—	(39)	(39)	(39)

Comprehensive income	—	—	—	—	—	—	$5,157

Balance at July 1, 2005	26,970,628	$3	$165,243	$67,464	$154	$232,864

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Basis of Presentation
     The accompanying condensed consolidated balance sheet at July 1, 2005, the condensed consolidated statements of operations for the three months ended July 1, 2005 and July 2, 2004, the condensed consolidated statements of cash flows for the three months ended July 1, 2005 and July 2, 2004, and the condensed consolidated statement of stockholders’ equity for the three months ended July 1, 2005 have been prepared by the management of ViaSat, Inc., and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended April 1, 2005 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended April 1, 2005 included in our 2005 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.
     Our consolidated financial statements include the assets, liabilities and results of operations of TrellisWare Technologies, Inc., a majority owned subsidiary of ViaSat. All significant intercompany amounts have been eliminated.
     Our fiscal year is the 52 or 53 weeks ending on the Friday closest to March 31 of the specified year. For example, references to fiscal year 2005 refer to the fiscal year ended on April 1, 2005. Our quarters for fiscal year 2006 end on July 1, 2005, September 30, 2005, December 30, 2005 and March 31, 2006.
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
Derivatives
     We enter into foreign currency forward and option contracts to hedge certain forecasted foreign currency transactions. Gains and losses arising from foreign currency forward and option contracts not designated as hedging instruments are recorded in investment income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as gains (losses) on derivative instruments until the underlying transaction affects our earnings and are then recorded in the same income statement line as the underlying transaction.
Stock-based Compensation
     At July 1, 2005, we had stock-based compensation plans from which incentive stock options may be granted to our key employees and non-qualified stock options may be granted to key employees, directors, officers, independent contractors, and consultants. Approximately 80% of grants outstanding at July 1, 2005 were incentive stock options. We measure compensation expense for options issued to employees, directors and officers under those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” Generally, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.
     Under Financial Accounting Standards Board (“FASB”) Statement No. 123 (“SFAS 123”) the estimated fair value of options is amortized to expense over the vesting period. We elect to use the disclosure only provisions of SFAS 123. Had compensation expense for employees, directors and officers

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
stock options been determined based on the fair value of the options on the date of grant, net income and net income per share would have resulted in the pro forma information presented below for the three months ended July 1, 2005 and July 2, 2004:

	Three Months Ended
	July 1, 2005	July 2, 2004
	(In thousands, except per share data)
Net income as reported	$5,176	$3,563
Stock based compensation included in net income, net of tax	—	—
Stock based employee compensation expense under fair value based method, net of tax	(2,371)	(2,068)

Pro forma net income	$2,805	$1,495
Basic earnings per share
As reported	$0.19	$0.13
Pro forma	$0.10	$0.06
Diluted earnings per share
As reported	$0.18	$0.13
Pro forma	$0.10	$0.05
     These pro forma amounts may not be representative of future costs since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement No. 123 (SFAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. In accordance with the new rule, the accounting provisions of SFAS 123R will be effective for the Company in fiscal 2007. We will adopt the provisions of SFAS 123R and plan to use the modified prospective transition method.
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
Note 2 — Revenue Recognition
     A substantial portion of the Company’s revenues are derived from long-term contracts requiring development and delivery of products over time and often contain fixed-price purchase options for additional products. Sales related to long-term contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract or under the cost-to-cost method or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three months ended July 1, 2005, we recorded charges of approximately $1.9 million related to loss contracts. There were no significant charges for loss contracts for the three months ended July 2, 2004.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Note 3 — Earnings Per Share
     Potential common stock of 1,289,050 and 1,688,941 shares for the three months ended July 1, 2005 and July 2, 2004, respectively, were included in the calculation of diluted earnings per share. Antidilutive shares excluded from the calculation were 2,057,989 and 237,398 shares for the three months ended July 1, 2005 and July 2, 2004, respectively. Potential common stock is primarily comprised of options granted under our stock option plans.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 4 — Composition of Certain Balance Sheet Captions (In thousands)

	July 1, 2005	April 1, 2005
Accounts receivable, net:
Billed	$69,193	$49,737
Unbilled	85,921	91,724
Allowance for doubtful accounts	(163)	(163)

	$154,951	$141,298

Inventories:
Raw materials	$14,779	$16,706
Work in process	10,166	9,347
Finished goods	10,774	10,559

	$35,719	$36,612

Prepaid expenses and other current assets:
Income taxes receivable	$—	$2,639
Prepaid expenses	4,008	6,187
Other	1,307	1,288

	$5,315	$10,114

Other intangible assets, net:
Technology	$26,770	$26,770
Contracts and relationships	9,736	9,736
Non-compete agreement	7,950	7,950
Other intangibles	6,875	6,875

	51,331	51,331
Less accumulated amortization	(31,853)	(30,341)

	$19,478	$20,990

Property and equipment, net:
Machinery and equipment	$45,553	$43,966
Computer equipment and software	30,469	29,866
Furniture and fixtures	3,570	3,523
Construction in progress	5,262	3,876

	84,854	81,231
Less accumulated depreciation	(50,533)	(47,953)

	$34,321	$33,278

Other assets:
Capitalized software costs, net	$9,527	$10,341
Deferred income taxes	7,779	6,333
Other	1,563	1,599

	$18,869	$18,273

Accrued liabilities:
Current portion of warranty reserve	$3,690	$3,268
Accrued vacation	5,448	5,120
Accrued bonus	1,075	3,468
Accrued 401(k) matching contribution	860	2,771
Collections in excess of revenues	17,142	13,767
Income tax liability	1,472	—
Other	6,147	4,016

	$35,834	$32,410

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
     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the three months ended July 1, 2005	$1,512

Expected for the remainder of fiscal year 2006	4,536
Expected for fiscal year 2007	5,378
Expected for fiscal year 2008	4,508
Expected for fiscal year 2009	3,760
Expected for fiscal year 2010	536
Expected for fiscal year 2011	395
Expected for fiscal year 2012	365

$19,478
Note 6 — Notes Payable and Line of Credit
     On January 31, 2005, we entered into a three-year, $60 million revolving credit facility (the “Facility”) in the form of a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, Comerica Bank and Silicon Valley Bank.
     Borrowings under the Facility are permitted up to a maximum amount of $60 million, including up to $15 million of letters of credit. Borrowings under the Facility bear interest, at the Company’s option, at either the lender’s prime rate or at LIBOR (London Interbank Offered Rate) plus, in each case, an applicable margin based on the ratio of the Company’s total funded debt to EBITDA (income from operations plus depreciation and amortization). The Facility is collateralized by substantially all of the Company’s personal property assets. At July 1, 2005, the Company had approximately $5.0 million outstanding under standby letters of credit leaving borrowing availability under our line of credit of $55.0 million.
     The Facility contains financial covenants that set a minimum EBITDA limit for the twelve-month period ending on the last day of any fiscal quarter at $30 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00. We were in compliance with our loan covenants at July 1, 2005.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7 — Product Warranty
     We provide limited warranties on most of our products for periods of up to five years. We record a liability for our warranty obligations when products are shipped based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty costs estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failure that may occur. It is possible that our underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in our warranty accrual during the three months ended July 1, 2005 and July 2, 2004 (in thousands).

	For the three months ended
	July 1, 2005	July 2, 2004
Balance, beginning of period	$7,179	$4,451
Change in liability for warranties issued in period	1,607	1,242
Settlements made (in cash or in kind) during the period	(934)	(649)

Balance, end of period	$7,852	$5,044

Note 8 — Commitments and Contingencies
     We are currently a party to various government and commercial contracts which require us to meet performance covenants and project milestones. Under the terms of these contracts, failure by us to meet such performance covenants and milestones permit the other party to terminate the contract and, under certain circumstances, recover liquidated damages or other penalties. We are currently not in compliance (or in the past were not in compliance) with the performance or milestone requirements of certain of these contracts. Historically, our customers have not elected to terminate such contracts and we do not believe that our existing customers will do so. In the past, we have incurred liquidated damages under our customer contracts. There can be no assurance that our customers will not elect to terminate such contracts or seek additional liquidated damages or penalties from us in the future.
     On May 21, 2003, we filed a complaint against Xetron Corporation alleging Xetron failed to deliver conforming radio frequency amplifiers (RFAs) for integration into our MIDS terminals. Xetron filed a counter-claim against us alleging we failed to make proper payments. On April 11, 2005, we reached an agreement with Xetron to settle all claims whereby we received $4.8 million as a result of the settlement. Accordingly, in the first quarter of fiscal year 2006, the Company recognized a net reduction of cost of revenues of $2.7 million after recovery of approximately $2.1 million in related subcontractor prepayments.
     We are also party to various claims and legal actions arising in the normal course of business. Although the ultimate outcome of such matters is not presently determinable, we believe that the resolution of all such matters, net of amounts accrued, will not have a material adverse effect on our financial position or liquidity; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on our results of operations in any period.
Note 9 — Derivatives
     During the first quarter of fiscal year 2006, the Company settled one foreign exchange contract recognizing a loss of $235,400 recorded as cost of revenues based on the underlying transaction. The Company also entered into a new foreign currency exchange contract intended to reduce the foreign currency risk for amounts payable to vendors in Euros which has a maturity of less than six months. The fair value of the outstanding foreign currency contract was $34,400 and is recorded as a liability as of July 1, 2005. We had $2.4 million of notional value of foreign currency forward contracts outstanding at July 1, 2005. We did not record any gains or losses on foreign currency forward contracts for the three months ended July 2, 2004.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 10 — Income Taxes
     The effective income tax rate for the three months ended July 1, 2005 is 19.6%, which is consistent with the estimated annual effective tax rate for the fiscal year ending March 31, 2006. The estimated tax rate is different from the expected statutory rate due primarily to research and development tax credits and the tax benefit for export sales.
     Our effective tax rate of 19.6% for fiscal 2006 reflects the expiration of the federal tax credit for research and development expenses at December 31, 2005. If a reinstatement is made of the federal tax credit for research and development expenses, we will have a lower effective tax rate. In the event of a reinstatement of the federal tax credit for research and development expenses, the amount of the reduction in our tax rate will depend on the effective date and terms of the reinstatement as well as the amount of eligible research and development expenses.
Note 11 — Segment Information
     Our commercial and government segments are primarily distinguished by the type of customer and the related contractual requirements. The more regulated government environment is subject to unique contractual requirements and distinctive economic characteristics which differ from the commercial segment. Therefore, we are organized primarily on the basis of products with commercial and government (defense) communication applications. Based on the Company’s commercial business strategy to provide end-to-end capability with satellite communication equipment solutions, the Company implemented certain management changes during the year ended April 1, 2005 which led to the delineation of the commercial segment into two product lines; Satellite Networks and Antenna Systems. These product lines are distinguished from one another based upon their underlying technologies. Prior segment results have been reclassified to conform to our current organizational structure. Reporting segments are determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The following table summarizes revenues and operating profits by reporting segment for the three months ended July 1, 2005 and July 2, 2004. Certain corporate general and administrative costs, amortization of intangible assets and charges of acquired in-process research and development are not allocated to either segment and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit. Certain assets are not tracked by reporting segment. Consequently, it is not practical to show assets by reporting segments. Depreciation expense is allocated to reporting segments as an overhead charge based on direct labor dollars within the reporting segments.

(in thousands)	Three months ended
	July 1, 2005	July 2, 2004
Revenues
Government	$53,514	$38,054
Commercial
Satellite Networks	36,986	37,518
Antenna Systems	10,553	9,929

	47,539	47,447
Elimination of intersegment revenues	(1,076)	(1,331)

Total revenues	99,977	84,170

Operating profits (losses)
Government	10,297	5,662
Commercial
Satellite Networks	(3,103)	1,607
Antenna Systems	974	763

	(2,129)	2,370
Elimination of intersegment operating profits	(206)	(71)

Segment operating profit before corporate and amortization	7,962	7,961
Corporate	144	(624)
Amortization of intangible assets (1)	(1,512)	(1,958)

Income from operations	$6,594	$5,379

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) Amortization of intangibles relate to the commercial segment.

(in thousands)
	July 1, 2005	April 1, 2005
Segment assets (2)
Government	$83,954	$81,645
Commercial
Satellite Networks	86,313	79,835
Antenna Systems	20,131	17,778

Corporate assets	124,049	122,567

Total	$314,447	$301,825
(2) Assets identifiable to segments include; accounts receivable, unbilled accounts receivable and inventory. At July 1, 2005 and April 1, 2005, all the Company’s goodwill related to the Company’s commercial segment.
     Revenue information by geographic area for the three month periods ended July 1, 2005 and July 2, 2004 is as follows:

(in thousands)	Three months ended
	July 1, 2005	July 2, 2004
United States	$82,681	$66,371
Asia Pacific	7,968	9,010
Europe	3,926	5,412
North America other than United States	2,816	2,510
Latin America	2,586	867

	$99,977	$84,170

     We distinguish revenues from external customers by geographic areas based on customer location.
     The net book value of long-lived assets located outside the United States was $46,000 at July 1, 2005 and $48,000 at April 1, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in ViaSat’s Annual Report on Form 10-K for the year ended April 1, 2005, filed with the Securities and Exchange Commission.
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
General
     We are a leading provider of advanced digital satellite communications and other wireless networking and signal processing equipment and services to the government and commercial markets. Based on our history and extensive experience in complex defense communications systems, we believe we have developed the capability to design and implement innovative communications solutions which enhance bandwidth utilization by applying our sophisticated networking and digital signal processing techniques. Our goal is to leverage our advanced technology and capabilities to capture a considerable share of the global satellite communications equipment and services segment of the broadband communications market for both government and commercial customers. ViaSat was incorporated in 1986 and completed its initial public offering in 1996.
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
     Our company is organized principally in two segments: government and commercial. Our government business encompasses specialized products and systems solutions principally serving government and aerospace and defense customers and includes:
•	Tactical data links, including multifunction information distribution system (MIDS) product,

•	Information security and assurance products and services, which enable military and government users to communicate secure information over secure and non-secure networks,

•	UHF DAMA satellite communications products consisting of modems, terminals and network control systems,

•	Government satellite communication products and services, which provide innovative solutions to government customers to increase available bandwidth using existing satellite capacity, and

•	Simulation and test equipment, which allows the testing of sophisticated airborne radio equipment without expensive flight exercises.
     Serving government customers with cost-effective products and solutions continues to be a critical and core element of our overall business strategy.
     We have been increasing our focus in recent years on offering satellite based communications products and systems solutions to address commercial market needs. In pursuing this strategy, we have acquired three strategic satellite communication equipment providers: (1) the Satellite Networks Business of Scientific-Atlanta in fiscal year 2001; (2) Comsat Laboratories products business from Lockheed Martin in fiscal year 2002; and (3) U.S. Monolithics, LLC in fiscal year 2002. Our commercial business accounted for approximately 48% and 56% of our revenues in the three months ended July 1, 2005 and July 1, 2004, respectively, and accounted for 51% of our revenues in fiscal year 2005, 55% of our revenues in fiscal year 2004 and 56% of our revenues in fiscal year 2003. To date, our principal commercial offerings include Very Small Aperture Terminals (VSATs), broadband internet equipment over satellite, network control systems, network integration services, network operation services, gateway infrastructure, antenna systems and other satellite ground stations. In addition, based on our advanced satellite technology and systems integration experience, we have won several important projects in the three key broadband markets: enterprise, consumer and in-flight mobile applications.
     Our commercial business offers an end-to-end capability to provide customers with a broad range of satellite communication and other wireless communications equipment solutions including:
•	Consumer broadband products and solutions to customers using DOCSIS-based or DVB-RCS-based technology,

•	Mobile broadband products and systems for in-flight, maritime and ground mobile broadband applications,

•	Enterprise VSAT networks products and services,

•	Antenna systems for commercial and defense applications and customers,

•	Satellite networking systems design and technology development, and

•	MMIC design and development, with an emphasis in systems engineering of packaged components, specializing in high-frequency communication technology design and development.
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
     There are a number of large new business opportunities we are continuing to pursue in fiscal year 2006. In the government segment, the opportunities include domestic and international MIDS orders, new joint tactical radio system contracts, additional funding for current information assurance projects, new information assurance contracts using our HAIPIS technology, a new simulation order for the Joint Strike Fighter, and orders for our new KG-250 product. In our commercial segment, the opportunities include new production orders for consumer and mobile broadband systems, further penetration in the North American consumer and enterprise VSAT market and new antenna systems programs. The timing of these orders is not entirely predictable, so our new business awards and revenue outlook may vary somewhat from quarter-to-quarter or even year-to-year.
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
     For the current quarter, our income from operations, excluding the income statement line “Amortization of intangible assets,” is approximately eight percent of revenues. To the extent we are not generating sufficient gross profit from revenues, we strive to adjust other operating expenses to increase this percentage. Due to the need to increase our new contracts awards, to expand our product portfolio, the high level of customer funded research and development and our operating performance, we have only slowly improved this percentage over the last few fiscal years. As fiscal year 2006 progresses and we look ahead to fiscal year 2007, we expect to see improvement and achieve a higher quarterly profit percentage.
     Our increased capital needs for fiscal year 2006 as compared to fiscal year 2005 will continue as we expand our facilities, production test equipment, lab development equipment and VSAT network operations to meet customer program requirements and growth forecasts. Our facility needs have normally been met with long-term lease agreements, but we do anticipate additional tenant improvements over the next two fiscal years associated with our expansion. Additionally, as our employee base increases, the need for additional computers and other equipment will also increase.

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
Revenue recognition
     A substantial portion of our revenues are derived from long-term contracts requiring development and delivery of products over time and often contain fixed-price purchase options for additional products. Certain of these contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1). Sales and earnings under these contracts are recorded based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract or as products are shipped under the units-of-delivery method.
     The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended July 1, 2005, we recorded charges of approximately $1.9 million related to loss contracts. There were no significant charges for loss contracts for the three months ended July 2, 2004.
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
     We did not capitalize any costs related to software developed for resale in the three-month period ended July 1, 2005 or July 2, 2004. Amortization expense of software development was $814,000 and $889,000 for the three months ended July 1, 2005 and July 2, 2004, respectively. These software development costs are part of other assets on the balance sheet and we record the related amortization expense as a charge to cost of revenues on the statement of operations.
Allowance for doubtful accounts
     We make estimates of the collectibility of our accounts receivable based on historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a significant portion of our sales has been to the U.S. government. More recently, commercial customers comprise a larger part of our revenues. Our accounts receivables balance was $155.0 million, net of allowance for doubtful accounts of $163,000 as of July 1, 2005 and our accounts receivables balance was $141.3 million, net of allowance for doubtful accounts of $163,000 as of April 1, 2005.
Warranty reserves
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

Valuation allowance on deferred tax assets
     Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with SFAS No. 109, “Accounting for Income Taxes,” net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $769,000 was provided on deferred tax assets at April 1, 2005, related to the California research credit carryforward realization. We are continuing to assess the realization of the deferred tax assets based on California taxable income and generation of additional California research credits projected in the future.
Derivatives
     We enter into foreign currency forward and option contracts to hedge certain forecasted foreign currency transactions. Gains and losses arising from foreign currency forward and option contracts not designated as hedging instruments are recorded in investment income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as gains (losses) on derivative instruments until the underlying transaction affects our earnings and are then recorded in the same income statement line as the underlying transaction. We had $2.4 million of notional value of foreign currency forward contracts outstanding at July 1, 2005. We had no foreign currency forward contracts outstanding at July 2, 2004.
Results of Operations
     The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Three Months Ended
	July 1, 2005	July 2, 2004
Revenues	100.0%	100.0%
Cost of revenues	75.7	74.6

Gross profit	24.3	25.4
Operating expenses:
Selling, general and administrative	12.9	14.5
Independent research and development	3.3	2.2
Amortization of intangible assets	1.5	2.3

Income from operations	6.6	6.4
Income before income taxes	6.4	6.3
Net income	5.2	4.2
     The Results of Operations for the three-month period ended July 1, 2005 include a benefit to Cost of revenues of $2.7 million relating to the Xetron settlement. See “Notes to Condensed Consolidated Financial Statements Note 8 — Commitments and Contingencies.”

Three Months Ended July 1, 2005 vs. Three Months Ended July 2, 2004
Revenues

	Three Months Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	July 1, 2005	July 2, 2004	(Decrease)	(Decrease)
Revenues	$100.0	$84.2	$15.8	18.8%
     The increase in revenues was due to our higher beginning backlog of $361.9 million, quarterly customer awards of $129.3 million and the conversion of certain backlog and awards into revenues. Revenue increases were experienced in both our government and commercial segments.
     Gross Profit

	Three Months Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	July 1, 2005	July 2, 2004	(Decrease)	(Decrease)
Gross profit	$24.3	$21.4	$2.9	13.4%
Percentage of revenues	24.3%	25.4%
     Results for the first quarter of fiscal year 2006 include a benefit related to a legal settlement with Xetron Corporation, which resulted in a net benefit to cost of revenues of $2.7 million. Excluding the effects of the Xetron Settlement, gross profit only slightly increased compared to the same quarter last year despite an 18.8% increase in revenue. This was due to cost overruns on a government development program of $450,000, higher warranty charges of $600,000 associated with one of our information assurance products, lower gross profit experienced on certain enterprise VSAT programs, $900,000 higher than planned development costs related to a new commercial radio frequency micro-positioning technology, and continued development expenses on consumer broadband development programs.
Selling, General and Administrative Expenses

	Three Months Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	July 1, 2005	July 2, 2004	(Decrease)	(Decrease)
Selling, general and administrative	$12.8	$12.2	$0.6	5.2%
Percentage of revenues	12.8%	14.5%
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
Independent Research and Development

	Three Months Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	July 1, 2005	January 2, 2004	(Decrease)	(Decrease)
Independent research and development	$3.3	$1.8	$1.5	79.2%
Percentage of revenues	3.3%	2.2%
     The increase in independent research and development (IR&D) expenses reflects year over year increases in the government segment of $900,000 and the commercial segment of $600,000. The higher IR&D expenses reflect our recognition of certain opportunities in these markets and the need to invest in the development of new technologies to meet these opportunities.

     Amortization of Intangible Assets The intangible assets from acquisitions in fiscal year 2001 and in fiscal year 2002 are being amortized over useful lives ranging from two to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized.
     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the three months ended July 1, 2005	$1,512

Expected for the remainder of fiscal year 2006	4,536
Expected for fiscal year 2007	5,378
Expected for fiscal year 2008	4,508
Expected for fiscal year 2009	3,760
Expected for fiscal year 2010	536
Expected for fiscal year 2011	395
Expected for fiscal year 2012	365

$19,478
     Interest Expense Interest expense increased to $151,000 for the three months ended July 1, 2005 from $30,000 for the three months ended July 2, 2004. The increase primarily relates to approximately $90,000 in interest expense accrued related to prior years’ amended income tax returns and higher unused commitment fees related to our line of credit, which has doubled from $30 million last year to $60 million currently. We had no outstanding borrowings under our line of credit at July 1, 2005 and July 2, 2004.
     Interest Income Interest income was $2,000 for the three months ended July 1, 2005 and $19,000 for the three months ended July 2, 2004.
     Provision for Income Taxes Our effective tax rate for the three months ended July 1, 2005 was approximately 19.6% compared to 33.2% for the three months ended July 2, 2004. We currently estimate our annual effective income tax rate to be approximately 19.6% for fiscal year 2006 as compared to the actual 6% effective income tax rate in fiscal year 2005. Our effective tax rate of 19.6% for fiscal year 2006 reflects the expiration of the federal tax credit for research and development expenses at December 31, 2005. If a reinstatement is made of the federal tax credit for research and development expenses, we will have a lower effective tax rate. In the event of a reinstatement federal tax credit for research and development expenses, the amount of the reduction in our tax rate will depend on the effective date, the terms of the reinstatement as well as the amount of eligible research and development expenses. The higher effective tax rate in the first quarter of last fiscal year was attributable to the inclusion of only one quarter of the federal tax credit for research and development expenses, which had expired on June 30, 2004, but was subsequently reinstated.

Our Segment Results for the Three Months Ended July 1, 2005 vs. Three Months Ended July 2, 2004
Government Segment
     Revenues

	Three Months Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	July 1, 2005	July 2, 2004	(Decrease)	(Decrease)
Revenues	$53.5	$38.1	$15.5	40.6%
     The government segment received awards of $81.3 million for the first quarter of fiscal year 2006 compared to $63.2 million for the first quarter of fiscal year 2005. The higher beginning backlog and conversion of certain backlog and new orders to revenue contributed to revenue growth. Increased revenue of $22.5 million was experienced for tactical data links, principally from increased sales of our MIDS units. This was offset by reductions in information assurance product sales of $1.9 million and mobile satellite communications product sales of $4.3 million.
     Segment Operating Profit

	Three Months Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	July 1, 2005	July 2, 2004	(Decrease)	(Decrease)
Operating profit	$10.3	$5.7	$4.6	81.9%
Percentage of revenues	19.2%	14.9%
     The increase in government segment operating profit was primarily related to the higher revenues and improved margins of our tactical data link products, and the $2.7 million benefit recorded in cost of revenues related to our legal settlement with Xetron Corporation. The increase in margins was partially offset by higher selling and administrative costs of $1.6 million and independent research and development expenses of $900,000.
Commercial Segment
     Revenues

Satellite Networks	Three Months Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	July 1, 2005	July 2, 2004	(Decrease)	(Decrease)
Revenues	$37.0	$37.5	$(0.5)	(1.4)%

Antenna Systems	Three Months Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	July 1, 2005	July 2, 2004	(Decrease)	(Decrease)
Revenues	$10.6	$9.9	$0.6	6.3%

Total Commercial Segment	Three Months Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	July 1, 2005	July 2, 2004	(Decrease)	(Decrease)
Revenues	$47.5	$47.4	$0.1	0.0%
     The increase in commercial segment revenues reflects higher sales of antenna systems partially offset by lower satellite networking systems revenues. The higher antenna systems revenue is attributable to higher year over year backlog and the conversion of certain of the backlog to revenue. The slightly lower satellite network revenue is due to lower consumer broadband revenues.

     Segment Operating Profit

Satellite Networks	Three Months Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	July 1, 2005	July 2, 2004	(Decrease)	(Decrease)
Satellite Networks operating profit (loss)	$(3.1)	$1.6	$(4.7)	(293.1)%
Percentage of Satellite Network revenues	(8.4)%	4.3%

Antenna Systems	Three Months Ended		Dollar	Percentage
			Increase	Increase
(In millions, except percentages)	July 1, 2005	July 2, 2004	(Decrease)	(Decrease)
Antenna Systems operating profit	$1.0	$.8	$0.2	27.7%
Percentage of Antenna Systems revenues	9.2%	7.7%

Total Commercial Segment	Years Ended			Dollar	Percentage
				Increase	Increase
(In millions, except percentages)	July 1, 2005		July 2, 2004	(Decrease)	(Decrease)
Segment operating profit (loss)	$	(2.1)	$2.4	$(4.5)	(189.8)%
Percentage of segment revenues		(4.5)%	5.0%
     The decrease in commercial segment operating profit and percentage reflects an increase in antenna systems operating profit from improved program performance offset by higher operating costs in satellite networks. The satellite networks operating loss resulted from higher year over year independent research and development expenses of $600,000, a $900,000 higher than planned development costs associated with a new commercial radio frequency micro-positioning technology, and higher development and start-up costs related to our DOCSIS-based consumer satellite broadband system.
Backlog
     As reflected in the table below, funded and total backlog increased during the first three months of fiscal year 2006 with the increases coming from both our government and commercial segments. New contract awards in the first quarter increased firm backlog to $391.2 million.

	July 1, 2005	April 1, 2005
	(in millions)
Firm backlog

Government segment	$222.3	$194.6
Commercial segment	168.9	167.3

Total	$391.2	$361.9

Funded backlog

Government segment	$151.6	$109.4
Commercial segment	166.5	163.9

Total	$318.1	$273.3

Contract options	$23.0	$23.0

     The firm backlog does not include contract options. Of the $391.2 million in firm backlog, approximately $237.0 million is expected to be delivered during the remaining nine months of fiscal year 2006, and the balance is expected to be delivered in fiscal year 2007 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.
     Backlog is not necessarily indicative of future sales. A majority of our contracts can be terminated at the convenience of the customer since orders are often made substantially in advance of delivery, and our contracts typically provide that orders may be terminated with limited or no penalties. In addition, contracts may present product specifications that require us to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the related contacts.
     The backlog amounts as presented are comprised of funded and unfunded components. Funded backlog represents the sum of contract amounts for which funds have been specifically obligated by customers to contracts. Unfunded backlog (primarily associated with our government segment contracts) represents future amounts that customers may obligate over the specified contract performance periods. Our customers allocate funds for expenditures on long-term contracts on a periodic basis. Our ability to realize revenues from contracts in backlog is dependent upon adequate funding for such contracts. Although funding of our contracts is not within our control, our experience indicates that actual contract fundings have ultimately been approximately equal to the aggregate amounts of the contracts.
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
     Cash provided by operating activities for the first three months of fiscal year 2006 was $6.8 million as compared to cash provided by operating activities for the first three months of fiscal year 2005 of $800,000. The increase in cash provided by operating activities was related to the $4.8 million cash settlement received from Xetron and $1.5 million in income tax refunds received in the first three months of fiscal year 2006, compared to zero in the first three months of fiscal year 2005. Billed accounts receivable increased due to increased shipments in both our government and commercial segments and the achievement of program milestones. Unbilled accounts receivable decreased due to the achievement of milestones primarily on tactical data links, information assurance, consumer broadband and enterprise VSAT programs. We believe the unbilled accounts receivable balances will continue to decline as we achieve further program milestones and increases production deliveries.
     Cash used in investing activities for the first three months of fiscal year 2006 was $3.6 million as compared to cash used in investing activities for the first three months of fiscal year 2005 of $2.0 million. The increase in cash used in investing activities primarily relates to asset acquisitions for our new facilities in Carlsbad and Atlanta, which are both expected to be substantially completed in fiscal year 2006.
     Cash provided by financing activities for the first three months of fiscal year 2006 was $1.4 million as compared to cash provided by financing activities for the first three months of fiscal year 2005 of $2.2 million. Activity for both years is solely due to cash received from the exercise of employee stock options and stock purchases through our stock purchase plan.
     At July 1, 2005, we had $19.3 million in cash, cash equivalents and short-term investments, $145.6 million in working capital and no outstanding borrowings under our line of credit. We had $5.0 million outstanding under standby letters of credit leaving borrowing availability under our line of credit of $55.0 million. At April 1, 2005, we had $14.7 million in cash and cash equivalents and short-term investments, $138.9 million in working capital and no outstanding borrowings under our line of credit.
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
     The Facility contains financial covenants that set a minimum EBITDA limit for the twelve-month period ending on the last day of any fiscal quarter at $30 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00. We were in compliance with our loan covenants at July 1, 2005.
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
Contractual Obligations
     The following table sets forth a summary of our obligations under operating leases, irrevocable letters of credit, purchase commitments and other long-term liabilities for the periods indicated (in thousands):

		For the balance of	For the fiscal years
	Total	fiscal year 2006	2007-2008	2009-2010	After 2010
Operating leases	$67,585	$5,689	$12,330	$12,341	$37,225
Standby letters of credit	4,976	1,270	1,724	—	1,982
Purchase commitments	151,321	58,846	75,742	16,733	—

Total	$223,882	$65,805	$89,796	$29,074	$39,207

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
Future Accounting Requirements
     In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement No. 123 (SFAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. In accordance with the new rule, the accounting provisions of SFAS 123R will be effective for us in fiscal year 2007. We will adopt the provisions of SFAS 123R and plan to use the modified prospective transition method.
     Under the modified prospective transition method, SFAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. As permitted by SFAS 123, we currently account for stock-based compensation using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R will likely have a material impact on our results of operations. However, the ultimate impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements at July 1, 2005.
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
Our Reliance on U.S. Government Contracts Exposes Us to Significant Risks
     Our government segment revenues were approximately 54% of our revenues in the first three months of fiscal year 2006, 51% of our revenues in fiscal year 2005 and 46% of our revenues in fiscal year 2004, and were derived from U.S. government applications. Our U.S. government business will continue to represent a significant portion of our revenues for the foreseeable future. U.S. government business exposes us to various risks, including:
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
A Significant Portion of Our Revenues Is Derived from a Few of Our Contracts
     A small number of our contracts account for a significant percentage of our revenues. Our largest revenue producing contracts are related to our tactical data links (which includes MIDS) products generating approximately 30% of our revenues in the first three months of fiscal year 2006, 22% of our revenues in fiscal year 2005 and 15% of our revenues in fiscal year 2004. Our five largest contracts generated approximately 49% of our revenues in the first three months of fiscal year 2006, 27% of our revenues in fiscal year 2005 and 24% of our revenues in fiscal year 2004. The failure of these customers to place additional orders or to maintain these contracts with us for any reason, including any downturn in their business or financial condition, or our inability to renew our contracts with these customers or obtain new contracts when they expire, could materially harm our business and impair the value of our common stock.

We May Experience Losses from Our Fixed-Price Contracts
     Approximately 91% of our revenues for the first three months of fiscal year 2006, 88% of our revenues in fiscal year 2005 and 89% of our revenues in fiscal year 2004 were derived from government and commercial contracts with fixed prices. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. In the past, we have experienced significant cost overruns and loses on fixed price contracts. We believe a high percentage of our contracts will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.
We Depend Heavily on the VSAT Market
     We derived approximately 23% of our revenues for the first three months of fiscal year 2006, 26% of our revenues in fiscal year 2005 and 28% of our revenues in fiscal year 2004 from sales of VSAT communications networks. A significant decline in this market, increased competition from alternative technologies (DSL, cable and terrestrial wireless) or the replacement of VSAT technology by an alternative technology, could materially harm our business and impair the value of our common stock.
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
     In the past we have violated our credit facility covenants and received waivers for these violations. We cannot assure that we will be able to comply with our financial or other covenants or that any covenant violations will be waived in the future. Any violation not waived could result in an event of default, permitting the lenders to suspend commitments to make any advance, to declare notes and interest thereon due and payable, and to require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to comply with our financial or other covenants, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms acceptable to us, if at all.
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
     We cannot assure you our product or technology development efforts for communications products will be successful or any new products and technologies we develop, including ArcLight, KG-250, Surfbeam (our DOCSIS-based consumer broadband product) and LinkStar, will achieve sufficient market acceptance. We may experience difficulties that could delay or prevent us from successfully selecting, developing, manufacturing or marketing new products or enhancements. In addition, defects may be found in our products after we begin deliveries that could result in the delay or loss of market acceptance. If we are unable to design, manufacture, integrate and market profitable new products for existing or emerging communications markets, it could materially harm our business and impair the value of our common stock.
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

Our Development Contracts May Be Difficult for Us to Comply With and May Expose Us to Third-Party Claims for Damages
     We are often party to government and commercial contracts involving the development of new products. We derived approximately 20% of our revenues in the first three months of fiscal year 2006, 24% of our revenues in fiscal year 2005 and 29% of our revenues in fiscal year 2004 from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones. In the past, when we have not complied with the performance obligations or project milestones in a contract, generally, the other party has not elected to terminate the contract or seek damages from us. However, we cannot assure you in the future other parties will not terminate their contracts or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.
We Expect to Incur Research and Development Costs, Which Could Significantly Reduce Our Profitability
     Our future growth depends on penetrating new markets, adapting existing communications products to new applications, and introducing new communications products that achieve market acceptance. Accordingly, we are actively applying our communications expertise to design and develop new hardware and software products and enhance existing products. We expended $3.3 million in the first three months of fiscal year 2006, $8.1 million in fiscal year 2005 and $10.0 million in fiscal year 2004 in research and development activities. We expect to continue to spend discretionary funds on research and development in the near future. The amount of funds spent on research and development projects is dependent on the amount and mix of customer funded development, the types of technology being developed and the affordability of the technology being developed. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the near future. Our research and development program may not produce successful results, which could materially harm our business and impair the value of our common stock.
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
We May Identify Material Weaknesses in the Future
     In the past we have identified a material weakness in internal controls over financial reporting. Although we have been able to remediate the material weakness and certain internal control deficiencies in the past, we cannot assure you in the future that a material weakness will not exist. If this would be the case, and we cannot timely remediate such material weakness, management may conclude that our internal control over financial reporting is not operating effectively or our independent registered public accounting firm may be required to issue an adverse opinion on our internal control over financial reporting, which could in either case adversely affect investor confidence and impair the value of our common stock.
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
Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions and Currency Fluctuations
     Approximately 17% of our revenues for the first three months of fiscal year 2006, 27% of our revenues in fiscal year 2005 and 24% of our revenues in fiscal year 2004 were derived from international sales. We anticipate international sales will account for an increasing percentage of our revenues over the next several years. Many of these international sales may be denominated in foreign currencies. Because we do not currently engage in nor do we anticipate engaging in material foreign currency hedging transactions related to international sales, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.
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
•	a complex and lengthy procurement process for most of our customers or potential customers,

•	changes in the levels of research and development spending, including the effects of associated tax credits,

•	cost overruns on fixed price development contracts,

•	the difficulty in estimating costs over the life of a contract, which may require adjustment in future periods,

•	the timing, quantity and mix of products and services sold,

•	price discounts given to some customers,

•	market acceptance and the timing of availability of our new products,

•	the timing of customer payments for significant contracts,

•	one time charges to operating income arising from items such as acquisition expenses and write-offs of assets related to customer non-payments or obsolescence,

•	the failure to receive an expected order or a deferral of an order to a later period, and

•	general economic and political conditions.

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
Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence Over Matters Requiring Stockholder Approval
     As of August 1, 2005, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 19% of our common stock. Accordingly, these stockholders may be able to significantly influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. These stockholders may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. This ownership interest could also have the effect of delaying or preventing a change in control.
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
     As of July 1, 2005, there was a foreign currency exchange contract outstanding which was intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign exchange contract with a notional amount of $2.4 million had a fair value of a net liability of $34,400 as of July 1, 2005. The fair value of this foreign currency forward contract as of July 1, 2005, would have changed by $240,000 if the foreign currency exchange rate for the Euro to the U.S. dollar on this forward contract had changed by 10%. We had no foreign currency transactions outstanding at July 2, 2004.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the Securities and Exchange Commission’s rules and forms. We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 1, 2005, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 1, 2005.
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

August 8, 2005

/s/ Mark D. Dankberg

Mark D. Dankberg
Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

/s/ Ronald G. Wangerin

Ronald G. Wangerin
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)