Form 10-Q
period 2005-09-30
VIASAT INC
filed 2005-11-07
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2005.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of November 3, 2005 was 27,118,537.

VIASAT, INC.

PART I Financial Information
Item 1. Financial Statements
VIASAT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	September 30,	April 1,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$28,119	$14,579
Short-term investments	163	162
Accounts receivable, net	157,723	141,298
Inventories	36,032	36,612
Deferred income taxes	6,986	7,027
Prepaid expenses and other current assets	5,163	10,114

Total current assets	234,186	209,792
Goodwill	19,492	19,492
Other intangible assets, net	17,966	20,990
Property and equipment, net	36,557	33,278
Other assets	18,671	18,273

Total assets	$326,872	$301,825

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,430	$38,523
Accrued liabilities	38,701	32,410

Total current liabilities	81,131	70,933

Other liabilities	5,740	3,911

Total liabilities	86,871	74,844

Commitments and contingencies (Note 8)
Minority interest in consolidated subsidiary	632	698
Stockholders’ equity:
Common stock	3	3
Paid in capital	166,049	163,819
Retained earnings	73,417	62,288
Accumulated other comprehensive (loss) income	(100)	173

Total stockholders’ equity	239,369	226,283

Total liabilities and stockholders’ equity	$326,872	$301,825

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three months ended		Six months ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Revenues	$104,112	$82,643	$204,089	$166,813
Cost of revenues	78,154	62,808	153,875	125,584

Gross profit	25,958	19,835	50,214	41,229
Operating expenses:
Selling, general and administrative	13,327	10,832	26,173	23,045
Independent research and development	3,557	1,575	6,861	3,419
Amortization of intangible assets	1,512	1,660	3,024	3,618

Income from operations	7,562	5,768	14,156	11,147
Other income (expense):
Interest income	2	3	4	22
Interest expense	(28)	(29)	(179)	(59)

Income before income taxes	7,536	5,742	13,981	11,110
Provision for income taxes	1,629	1,927	2,895	3,713
Minority interest in net (loss) earnings of subsidiary, net of tax	(46)	70	(43)	89

Net income	$5,953	$3,745	$11,129	$7,308

Basic net income per share	$.22	$.14	$.41	$.27

Diluted net income per share	$.21	$.13	$.39	$.26

Shares used in basic net income per share computation	26,997	26,759	26,944	26,673

Shares used in diluted net income per share computation	28,634	28,049	28,371	28,114

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six months ended
	September 30, 2005	October 1, 2004
Cash flows from operating activities:
Net income	$11,129	$7,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,322	5,117
Amortization of intangible assets and software	4,685	5,396
Provision for bad debt	18	—
Deferred income taxes	(1,405)	(153)
Minority interest in consolidated subsidiary	(66)	95
Tax benefit from exercise of stock options	—	816
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable, net	(15,952)	(15,234)
Inventories	577	(397)
Other assets	4,337	(3,965)
Accounts payable	3,907	4,770
Accrued liabilities	6,222	(6,890)
Other liabilities	332	500

Net cash provided by (used in) operating activities	19,106	(2,637)

Cash flows from investing activities:
Purchase of short-term investments	(1)	(1)
Purchases of property and equipment	(7,773)	(6,908)

Net cash (used in) investing activities	(7,774)	(6,909)

Cash flows from financing activities:
Proceeds from line of credit	3,000	—
Payments on line of credit	(3,000)	—
Proceeds from issuance of common stock, net of issuance costs	2,230	2,319

Net cash provided by financing activities	2,230	2,319

Effect of exchange rate changes on cash	(22)	(69)

Net increase (decrease) in cash and cash equivalents	13,540	(7,296)
Cash and cash equivalents at beginning of period	14,579	18,510

Cash and cash equivalents at end of period	$28,119	$11,214

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share data)

					Accumulated
	Common Stock				Other
	Number of		Paid in	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total	Income
Balance at April 1, 2005	26,861,900	$3	$163,819	$62,288	$173	$226,283
Exercise of stock options	130,991	—	1,289	—	—	1,289
Issuance of stock under Employee Stock Purchase Plan	54,415	—	941	—	—	941
Net income	—	—	—	11,129	—	11,129	$11,129
Hedging Transactions	—	—	—	—	(240)	(240)	(240)
Foreign currency translation	—	—	—	—	(33)	(33)	(33)

Comprehensive income	—	—	—	—	—	—	$10,856

Balance at September 30, 2005	27,047,306	$3	$166,049	$73,417	$(100)	$239,369

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Basis of Presentation
     The accompanying condensed consolidated balance sheet at September 30, 2005, the condensed consolidated statements of operations for the three and six months ended September 30, 2005 and October 1, 2004, the condensed consolidated statements of cash flows for the six months ended September 30, 2005 and October 1, 2004, and the condensed consolidated statement of stockholders’ equity for the six months ended September 30, 2005 have been prepared by the management of ViaSat, Inc., and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended April 1, 2005 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended April 1, 2005 included in our 2005 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.
     Our consolidated financial statements include the assets, liabilities and results of operations of TrellisWare Technologies, Inc., a majority owned subsidiary of ViaSat. All significant intercompany amounts have been eliminated.
     Our fiscal year is the 52 or 53 weeks ending on the Friday closest to March 31 of the specified year. For example, references to fiscal year 2006 refer to the fiscal year ending on March 31, 2006. Our quarters for fiscal year 2006 end on July 1, 2005, September 30, 2005, December 30, 2005 and March 31, 2006.
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
Derivatives
     We enter into foreign currency forward and option contracts to hedge certain forecasted foreign currency transactions. Gains and losses arising from foreign currency forward and option contracts not designated as hedging instruments are recorded in interest income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as gains (losses) on derivative instruments until the underlying transaction affects our earnings at which time they are then recorded in the same income statement line as the underlying transaction.
Deferred Rent
     Rent expense on noncancellable leases containing known future scheduled rent increases are recorded on a straight-line basis over the term of the respective leases beginning when we receive possession of the leased property for construction purposes. The difference between rent expense and rent paid is accounted for as deferred

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
rent. Landlord improvement allowances and other such lease incentives are recorded as deferred lease credits and are amortized on a straight-line basis over life of lease as a reduction to rent expense.
Stock-based Compensation
     At September 30, 2005, we had stock-based compensation plans from which incentive stock options may be granted to our key employees and non-qualified stock options may be granted to key employees, directors, officers, independent contractors, and consultants. Approximately 79% of grants outstanding at September 30, 2005 were incentive stock options. We measure compensation expense for options issued to employees, directors and officers under those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” Generally, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.
     Under Financial Accounting Standards Board (“FASB”) Statement No. 123 (“SFAS 123”) the estimated fair value of options is amortized to expense over the vesting period. We elect to use the disclosure only provisions of SFAS 123. Had compensation expense for employees, directors and officers stock options been determined based on the fair value of the options on the date of grant, net income and net income per share would have resulted in the pro forma information presented below for the three and six months ended September 30, 2005 and October 1, 2004:

	Three months ended		Six months ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
	(In thousands, except per share data)		(In thousands, except per share data)
Net income as reported	$5,953	$3,745	$11,129	$7,308
Stock based compensation included in net income, net of tax	—	—	—	—
Stock based employee compensation expense under fair value based method, net of tax	(2,343)	(1,966)	(4,691)	(3,868)

Pro forma net income	$3,610	$1,779	$6,438	$3,440
Basic earnings per share
As reported	$0.22	$0.14	$0.41	$0.27
Pro forma	$0.13	$0.07	$0.24	$0.13
Diluted earnings per share
As reported	$0.21	$0.13	$0.39	$0.26
Pro forma	$0.13	$0.07	$0.23	$0.13
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Note 2 — Revenue Recognition
     A substantial portion of the Company’s revenues are derived from long-term contracts requiring development and delivery of products over time and often contain fixed-price purchase options for additional products. Sales related to long-term contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract or under the cost-to-cost method or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three and six months ended September 30, 2005, we recorded charges of approximately $1.4 million and $3.3 million, respectively, related to loss contracts. There were no significant charges for loss contracts for the three and six months ended October 1, 2004.
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
     When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value in accordance with Emerging Issues Task Force (“EITF”) 00-21, Accounting for Multiple Element Revenue Arrangements and recognized when the applicable revenue recognition criteria for each element are met. The amount of product and service revenue recognized is impacted by our judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition.
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
Note 3 — Earnings Per Share
     Potential common stock of 1,637,186 and 1,290,476 shares for the three months ended September 30, 2005 and October 1, 2004, respectively, and 1,427,581 and 1,441,559 shares for the six months ended September 30, 2005 and October 1, 2004, respectively, were included in the calculation of diluted earnings per share. Antidilutive shares excluded from the calculation were 292,355 and 1,714,995 shares for the three months ended September 30, 2005 and October 1, 2004, respectively, and 1,779,828 and 1,553,759 shares for the six months ended September 30, 2005 and October 1, 2004, respectively. Potential common stock is primarily comprised of options granted under our stock option plans.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 4 — Composition of Certain Balance Sheet Captions (In thousands)

	September 30, 2005	April 1, 2005
Cash and cash equivalents:
Cash	$15,088	$14,579
Investments classified as cash equivalents	13,031	—

	$28,119	$14,579

Accounts receivable, net:
Billed	$68,316	$49,737
Unbilled	89,552	91,724
Allowance for doubtful accounts	(145)	(163)

	$157,723	$141,298

Inventories:
Raw materials	$17,842	$16,706
Work in process	6,725	9,347
Finished goods	11,465	10,559

	$36,032	$36,612

Prepaid expenses and other current assets:
Income taxes receivable	$522	$2,639
Prepaid expenses	4,286	6,187
Other	355	1,288

	$5,163	$10,114

Other intangible assets, net:
Technology	$26,770	$26,770
Contracts and relationships	9,736	9,736
Non-compete agreement	7,950	7,950
Other intangibles	6,875	6,875

	51,331	51,331
Less accumulated amortization	(33,365)	(30,341)

	$17,966	$20,990

Property and equipment, net:
Machinery and equipment	$47,476	$43,966
Computer equipment and software	31,365	29,866
Furniture and fixtures	3,633	3,523
Construction in progress	7,358	3,876

	89,832	81,231
Less accumulated depreciation	(53,275)	(47,953)

	$36,557	$33,278

Other assets:
Capitalized software costs, net	$8,690	$10,341
Deferred income taxes	7,779	6,333
Other	2,202	1,599

	$18,671	$18,273

Accrued liabilities:
Current portion of warranty reserve	$4,051	$3,268
Accrued vacation	5,388	5,120
Accrued bonus/401 (k) matching contributions	4,164	6,239
Collections in excess of revenues	17,489	13,767
Other	7,609	4,016

	$38,701	$32,410

Other liabilities:
Accrued warranty	$4,060	$3,911
Deferred rent	1,680	—

	$5,740	$3,911

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
     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the six months ended September 30, 2005	$3,024

Expected for the remainder of fiscal year 2006	3,024
Expected for fiscal year 2007	5,378
Expected for fiscal year 2008	4,508
Expected for fiscal year 2009	3,760
Expected for fiscal year 2010	536
Expected for fiscal year 2011	395
Expected for fiscal year 2012	365

$17,966
Note 6 — Notes Payable and Line of Credit
     On January 31, 2005, we entered into a three-year, $60 million revolving credit facility (the “Facility”) in the form of a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, Comerica Bank and Silicon Valley Bank.
     Borrowings under the Facility are permitted up to a maximum amount of $60 million, including up to $15 million of letters of credit. Borrowings under the Facility bear interest, at the Company’s option, at either the lender’s prime rate or at LIBOR (London Interbank Offered Rate) plus, in each case, an applicable margin based on the ratio of the Company’s total funded debt to EBITDA (income from operations plus depreciation and amortization). The Facility is collateralized by substantially all of the Company’s personal property assets. At September 30, 2005, the Company had approximately $5.2 million outstanding under standby letters of credit leaving borrowing availability under our line of credit of $54.8 million.
     The Facility contains financial covenants that set a minimum EBITDA limit for the twelve-month period ending on the last day of any fiscal quarter at $30 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00. We were in compliance with our loan covenants at September 30, 2005.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7 — Product Warranty
     We provide limited warranties on most of our products for periods of up to five years. We record a liability for our warranty obligations when products are shipped based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty costs estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failure that may occur. It is possible that our underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in our warranty accrual during the six months ended September 30, 2005 and October 1, 2004 (in thousands).

	For the six months ended
	September 30, 2005	October 1, 2004
Balance, beginning of period	$7,179	$4,451
Change in liability for warranties issued in period	2,738	2,574
Settlements made during the period	(1,806)	(1,277)

Balance, end of period	$8,111	$5,748

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
     On September 15, 2005, we entered into an agreement to purchase approximately 10 acres of land adjacent to a leased property for approximately $3.0 million. We anticipate closing this transaction in January 2006.
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
Note 9 — Derivatives
     During the three months ended September 30, 2005, the Company settled one foreign exchange contract recognizing a loss of $800 recorded as cost of revenues based on the underlying transaction. For the six months ended September 30, 2005, the Company settled two foreign exchange contracts recognizing a loss of $236,200 recorded also as cost of revenues based on the underlying transaction. The Company also entered into a new foreign currency exchange contract intended to reduce the foreign currency risk for amounts payable to vendors in Euros which has a maturity of less than six months. The fair value of the outstanding foreign currency contract was $293,500 and is recorded as a liability as of September 30, 2005. We had $6.0 million of notional value of foreign currency forward contracts outstanding at September 30, 2005. We did not record any gains or losses on foreign currency forward contracts for the three and six months ended October 1, 2004.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 10 — Income Taxes
     The effective income tax rate for the three months ended September 30, 2005 was 21.6%. The effective income tax rate for the six months ended September 30, 2005 was 20.7%, which is consistent with the estimated annual effective tax rate for the fiscal year ending March 31, 2006. The estimated tax rate is different from the expected statutory rate due primarily to research and development tax credits and the tax benefit for export sales.
     Our estimated effective tax rate of 20.7% for fiscal 2006 reflects the expiration of the federal tax credit for research and development expenses at December 31, 2005. If the federal tax credit for research and development expenses is reinstated, we will have a lower effective tax rate. In the event the federal tax credit for research and development expenses is reinstated, the amount of the reduction in our tax rate will depend on the effective date and terms of the reinstatement as well as the amount of eligible research and development expenses in our fourth quarter of fiscal year 2006.
Note 11 — Segment Information
     Our commercial and government segments are primarily distinguished by the type of customer and the related contractual requirements. The more regulated government environment is subject to unique contractual requirements and distinctive economic characteristics which differ from the commercial segment. Therefore, we are organized primarily on the basis of products with commercial and government (defense) communication applications. Based on the Company’s commercial business strategy to provide end-to-end capability with satellite communication equipment solutions, the Company implemented certain management changes during the year ended April 1, 2005 which led to the delineation of the commercial segment into two product lines: Satellite Networks and Antenna Systems. These product lines are distinguished from one another based upon their underlying technologies. Prior segment results have been reclassified to conform to our current organizational structure. Reporting segments are determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The following table summarizes revenues and operating profits by reporting segment for the three and six months ended September 30, 2005 and October 1, 2004. Certain corporate general and administrative costs, amortization of intangible assets and charges of acquired in-process research and development are not allocated to either segment and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit. Certain assets are not tracked by reporting segment. Depreciation expense is allocated to reporting segments as an overhead charge based on direct labor dollars within the reporting segments.

	Three months ended		Six months ended
(in thousands)	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Revenues
Government	$49,461	$41,051	$102,975	$79,105
Commercial
Satellite Networks	44,790	32,953	81,776	70,471
Antenna Systems	12,106	9,960	22,659	19,889

	56,896	42,913	104,435	90,360
Elimination of intersegment revenues	(2,245)	(1,321)	(3,321)	(2,652)

Total revenues	104,112	82,643	204,089	166,813

Operating profits (losses)
Government	9,383	8,269	19,680	13,931
Commercial
Satellite Networks	(240)	(1,068)	(3,343)	539
Antenna Systems	1,476	913	2,450	1,676

	1,236	(155)	(893)	2,215
Elimination of intersegment operating profits	(1,632)	(232)	(1,838)	(303)

Segment operating profit before corporate and amortization	8,987	7,882	16,949	15,843
Corporate	87	(454)	231	(1,078)
Amortization of intangible assets (1)	(1,512)	(1,660)	(3,024)	(3,618)

Income from operations	$7,562	$5,768	$14,156	$11,147

(1)	Amortization of intangibles relate to the commercial segment.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in thousands)	September 30, 2005	April 1, 2005
Segment assets (2)
Government	$82,289	$81,645
Commercial
Satellite Networks	88,122	79,835
Antenna Systems	23,125	17,778

	111,247	97,613
Corporate assets	133,336	122,567

Total	$326,872	$301,825

(2)	Assets identifiable to segments include: accounts receivable, unbilled accounts receivable and inventory. At September 30, 2005 and April 1, 2005, all the Company’s goodwill related to the Company’s commercial segment.
     Revenue information by geographic area for the three and six month periods ended September 30, 2005 and October 1, 2004 is as follows:

	Three months ended		Six months ended
(in thousands)	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
United States	$83,868	$67,779	$166,549	$134,149
Asia Pacific	6,668	4,103	14,636	13,113
Europe/Africa	7,015	8,265	10,941	13,677
North America other than United States	4,550	2,170	7,366	4,681
Latin America	2,011	326	4,597	1,193

	$104,112	$82,643	$204,089	$166,813

     We distinguish revenues from external customers by geographic areas based on customer location.
     The net book value of long-lived assets located outside the United States was $93,000 at September 30, 2005 and $48,000 at April 1, 2005.

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
     Our company is organized principally in two segments: government and commercial. Our government business encompasses specialized products and systems solutions principally serving government and aerospace and defense customers and includes:
•	Tactical data links, including multifunction information distribution system (MIDS) products,

•	Information security and assurance products and services, which enable military and government users to communicate secure information over secure and non-secure networks,

•	UHF DAMA satellite communications products consisting of modems, terminals and network control systems,

•	Government satellite communication products and services, which provide innovative solutions to government customers to increase available bandwidth using existing satellite capacity, and

•	Simulation and test equipment, which allows the testing of sophisticated airborne radio equipment without expensive flight exercises.
     Serving government customers with cost-effective products and solutions continues to be a critical and core element of our overall business strategy.
     We have been increasing our focus in recent years on offering satellite based communications products and systems solutions to address commercial market needs. In pursuing this strategy, we have acquired three strategic satellite communication equipment providers: (1) the Satellite Networks Business of Scientific-Atlanta in fiscal year 2001; (2) Comsat Laboratories products business from Lockheed Martin in fiscal year 2002; and (3) US Monolithics, LLC in fiscal year 2002. Our commercial business accounted for approximately 55% and 52% of our revenues in the three months ended September 30, 2005 and October 1, 2004, respectively, 51% and 54% of our revenues in the six months ended September 30, 2005 and October 1, 2004, respectively, and 51% of our revenues in fiscal year 2005 and 55% of our revenues in fiscal year 2004. To date, our principal commercial offerings include Very Small Aperture Terminals (VSATs), broadband internet equipment over satellite, network control systems, network integration services, network operation services, gateway infrastructure, antenna systems and other satellite ground stations. In addition, based on our advanced satellite technology and systems integration experience, we have won several important projects in the three key broadband markets: enterprise, consumer and in-flight mobile applications.
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
     For the current quarter, our income from operations, excluding the income statement line “Amortization of intangible assets,” is approximately nine percent of revenues. To the extent we are not generating sufficient gross profit from revenues, we strive to adjust other operating expenses to increase this percentage. Due to the need to increase our new contracts awards, to expand our product portfolio, the high level of customer funded research and development and our operating performance, we have only slowly improved this percentage over the last few fiscal years. As fiscal year 2006 progresses and we look ahead to fiscal year 2007, we expect to see improvement and achieve a higher quarterly profit percentage.
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
     The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three and six months ended September 30, 2005, we recorded charges of approximately $1.4 million and $3.3 million, respectively, related to loss contracts. There were no significant charges for loss contracts for the three and six months ended October 1, 2004.
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
     We also have contracts and purchase orders where revenue is recorded on delivery of products in accordance with SAB 104, “Staff Accounting Bulletin No. 104: Revenue Recognition.” In this situation, contracts and customer purchase orders are used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment, and assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

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
     We did not capitalize any costs related to software developed for resale in the six month periods ended September 30, 2005 or October 1, 2004. Amortization expense of software development was $836,000 and $889,000 for the three months ended September 30, 2005 and October 1, 2004, respectively, and $1.7 million and $1.8 million for the six months ended September 30, 2005 and October 1, 2004, respectively. These software development costs are part of other assets on the balance sheet and we record the related amortization expense as a charge to cost of revenues on the statement of operations.
Allowance for doubtful accounts
     We make estimates of the collectibility of our accounts receivable based on historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a significant portion of our sales has been to the U.S. government. More recently, commercial customers comprise a larger part of our revenues. Our accounts receivables balance was $157.7 million, net of allowance for doubtful accounts of $145,000 as of September 30, 2005 and our accounts receivables balance was $141.3 million, net of allowance for doubtful accounts of $163,000 as of April 1, 2005.
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
Valuation allowance on deferred tax assets
     Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with SFAS No. 109, “Accounting for Income Taxes,” net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $769,000 has been provided on deferred tax assets at April 1, 2005, related to the California research credit carryforward realization. We are continuing to assess the realization of the deferred tax assets based on California taxable income and generation of additional California research credits projected in the future.
Derivatives
     We enter into foreign currency forward and option contracts to hedge certain forecasted foreign currency transactions. Gains and losses arising from foreign currency forward and option contracts not designated as hedging instruments are recorded in investment income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as gains (losses) on derivative instruments until the underlying transaction affects our earnings and are then recorded in the same income statement line as the underlying transaction. We had $6.0 million of notional value of foreign currency forward contracts outstanding at September 30, 2005. We had no foreign currency forward contracts outstanding at October 1, 2004.

Results of Operations
     The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Three months ended		Six months ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	75.1	76.0	75.4	75.3

Gross profit	24.9	24.0	24.6	24.7
Operating expenses:
Selling, general and administrative	12.8	13.1	12.8	13.8
Independent research and development	3.4	1.9	3.4	2.1
Amortization of intangible assets	1.4	2.0	1.5	2.1

Income from operations	7.3	7.0	6.9	6.7
Income before income taxes	7.2	6.8	6.9	6.6
Net income	5.7	4.5	5.5	4.4
     The Results of Operations for the six-month period ended September 30, 2005 include a benefit to Cost of revenues of $2.7 million relating to the Xetron settlement. See “Notes to Condensed Consolidated Financial Statements Note 8 – Commitments and Contingencies.”

Three Months Ended September 30, 2005 vs. Three Months Ended October 1, 2004
     Revenues

			Dollar	Percentage
	Three months ended		Increase	Increase
(In millions, except percentages)	September 30, 2005	October 1, 2004	(Decrease)	(Decrease)
Revenues	$104.1	$82.6	$21.5	26.0%
     The increase in revenues was due to our higher beginning backlog of $391.2 million, quarterly customer awards of $102.8 million and the conversion of certain backlog and awards into revenues. Revenue increases were experienced in both our government and commercial segments and were predominantly derived from increased revenues in our MIDS products of $4.7 million, information assurance products of approximately $4.9 million, and consumer and mobile broadband products of $10.0 million.
     Gross Profit

			Dollar	Percentage
	Three months ended		Increase	Increase
(In millions, except percentages)	September 30, 2005	October 1, 2004	(Decrease)	(Decrease)
Gross profit	$26.0	$19.8	$6.1	30.9%
Percentage of revenues	24.9%	24.0%
     Increase in gross profit from $19.8 million to $26.0 million was primarily due to increased revenues contributing $5.1 million in gross profit and changes in the mix of products sold increasing gross margin by approximately $1.0 million. Gross profit may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.
     Selling, General and Administrative Expenses

			Dollar	Percentage
	Three months ended		Increase	Increase
(In millions, except percentages)	September 30, 2005	October 1, 2004	(Decrease)	(Decrease)
Selling, general and administrative	$13.3	$10.8	$2.5	23.0%
Percentage of revenues	12.8%	13.1%
     The increase in selling, general and administrative (SG&A) expenses was primarily attributable to higher sales levels in the government segment. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.
     Independent Research and Development

			Dollar	Percentage
	Three months ended		Increase	Increase
(In millions, except percentages)	September 30, 2005	October 1, 2004	(Decrease)	(Decrease)
Independent research and development	$3.6	$1.6	$2.0	125.8%
Percentage of revenues	3.4%	1.9%
     The increase in independent research and development (IR&D) expenses reflects year over year increases in the government segment of $1.2 million and the commercial segment of $763,000. The higher IR&D expenses reflect our recognition of certain opportunities in these markets and the need to invest in the development of new technologies to meet these opportunities.

     Amortization of Intangible Assets The intangible assets from acquisitions in fiscal year 2001 and in fiscal year 2002 are being amortized over useful lives ranging from two to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized.
     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the six months ended September 30, 2005	$3,024

Expected for the remainder of fiscal year 2006	3,024
Expected for fiscal year 2007	5,378
Expected for fiscal year 2008	4,508
Expected for fiscal year 2009	3,760
Expected for fiscal year 2010	536
Expected for fiscal year 2011	395
Expected for fiscal year 2012	365

$17,966
     Interest Expense Interest expense was $28,000 for the three months ended September 30, 2005 and $29,000 for the three months ended October 1, 2004. We had no outstanding borrowings under our line of credit at September 30, 2005 and October 1, 2004.
     Interest Income Interest income was $2,000 for the three months ended September 30, 2005 and $3,000 for the three months ended October 1, 2004.
     Provision for Income Taxes Our effective tax rate for the three months ended September 30, 2005 was approximately 21.6% compared to 33.4% for the three months ended October 1, 2004. We currently estimate our annual effective income tax rate to be approximately 20.7% for fiscal year 2006, as compared to the actual 6.0% effective income tax rate in fiscal year 2005. Our effective tax rate of 20.7% for fiscal year 2006 reflects the expiration of the federal tax credit for research and development expenses at December 31, 2005. If the federal tax credit for research and development expenses is reinstated, we will have a lower effective tax rate. In the event the federal tax credit for research and development expenses is reinstated, the amount of the reduction in our tax rate will depend on the effective date, the terms of the reinstatement as well as the amount of eligible research and development expenses in our fourth quarter of fiscal 2006. The higher effective tax rate in the first quarter of fiscal year 2005 was attributable to the inclusion of only one quarter of the federal tax credit for research and development expenses, which had expired on June 30, 2004, but was subsequently reinstated.

Our Segment Results for the Three Months Ended September 30, 2005 vs. Three Months Ended October 1, 2004
Government Segment
     Revenues

			Dollar	Percentage
	Three months ended		Increase	Increase
(In millions, except percentages)	September 30, 2005	October 1, 2004	(Decrease)	(Decrease)
Revenues	$49.5	$41.1	$8.4	20.5%
     The government segment received awards of $58.7 million for the second quarter of fiscal year 2006 compared to $42.2 million for the second quarter of fiscal year 2005. The higher beginning backlog and conversion of certain backlog and new orders to revenue contributed to revenue growth. Revenue increases were predominantly derived from increased revenues in our MIDS products of $4.7 million and information assurance products of approximately $4.9 million compared to prior year, offset by slight sales decreases in various other products.
     Segment Operating Profit

			Dollar	Percentage
	Three months ended		Increase	Increase
(In millions, except percentages)	September 30, 2005	October 1, 2004	(Decrease)	(Decrease)
Operating profit	$9.4	$8.3	$1.1	13.5%
Percentage of government segment revenues	19.0%	20.1%
     The increase in government segment operating profit was primarily related to the higher revenues and improved gross margins of approximately four percentage points primarily from our information security and tactical data link products. The increase in gross margins was partially offset by higher selling and administrative costs of $1.7 million and independent research and development expenses of $1.2 million.
Commercial Segment
     Revenues

			Dollar	Percentage
Satellite Networks	Three months ended		Increase	Increase
(In millions, except percentages)	September 30, 2005	October 1, 2004	(Decrease)	(Decrease)
Revenues	$44.8	$33.0	$11.8	35.9%

			Dollar	Percentage
Antenna Systems	Three months ended		Increase	Increase
(In millions, except percentages)	September 30, 2005	October 1, 2004	(Decrease)	(Decrease)
Revenues	$12.1	$10.0	$2.1	21.5%

			Dollar	Percentage
Total Commercial Segment	Three months ended		Increase	Increase
(In millions, except percentages)	September 30, 2005	October 1, 2004	(Decrease)	(Decrease)
Revenues	$56.9	$42.9	$14.0	32.6%
     The increase in commercial segment revenues reflects higher sales of both satellite networking systems and antenna systems. The higher satellite networking systems revenue and antenna systems revenue is attributable to higher year over year backlog and the conversion of certain backlog to revenue. The majority of the increase was attributable to sales growth from consumer and mobile broadband products totaling approximately $10.0 million as compared to prior year.

     Segment Operating Profit

			Dollar	Percentage
Satellite Networks	Three months ended		Increase	Increase
(In millions, except percentages)	September 30, 2005	October 1, 2004	(Decrease)	(Decrease)
Satellite Networks operating profit (loss)	$(0.2)	$(1.1)	$0.8	77.5%
Percentage of Satellite Network revenues	(0.5)%	(3.2)%

			Dollar	Percentage
Antenna Systems	Three months ended		Increase	Increase
(In millions, except percentages)	September 30, 2005	October 1, 2004	(Decrease)	(Decrease)
Antenna Systems operating profit	$1.5	$0.9	$0.6	61.7%
Percentage of Antenna Systems revenues	12.2%	9.2%

			Dollar	Percentage
Total Commercial Segment	Three months ended		Increase	Increase
(In millions, except percentages)	September 30, 2005	October 1, 2004	(Decrease)	(Decrease)
Segment operating profit (loss)	$1.2	$(0.2)	$1.4	897.4%
Percentage of commercial segment revenues	2.2%	(0.4)%
     The increase in commercial segment operating profit and percentage reflects an increase in antenna systems products operating profit from improved program performance and improved gross margin performance of approximately $2.0 million from mobile broadband products versus the same period last year. The satellite networks growth in gross margin was offset by increased independent research and development expenses of $900,000 associated with a new commercial radio frequency micro-positioning technology, and higher development and start-up costs related to our DOCSIS-based consumer satellite broadband products.
Six Months Ended September 30, 2005 vs. Six Months Ended October 1, 2004
     Revenues

			Dollar	Percentage
	Six months ended		Increase	Increase
(In millions, except percentages)	September 30, 2005	October 1, 2004	(Decrease)	(Decrease)
Revenues	$204.1	$166.8	$37.3	22.3%
     The increase in revenues was due to our beginning backlog of $361.9 million and customer awards of $232.2 million for the first six months of our fiscal year 2006 and the conversion of certain backlog and awards into revenues. Revenues gains were experienced in both our government and commercial segments. Growth primarily derived from our tactical data link products contributing an additional $28.4 million, certain information assurance products increasing approximately $7.4 million, increases from consumer and mobile broadband products of approximately $7.8 million, offset by a decrease in our mobile satellite communication products of approximately $11.1 million from prior year.

     Gross Profit

			Dollar	Percentage
	Six months ended		Increase	Increase
(In millions, except percentages)	September 30, 2005	October 1, 2004	(Decrease)	(Decrease)
Gross profit	$50.2	$41.2	$9.0	21.8%
Percentage of revenues	24.6%	24.7%
     Gross profit dollars grew from the increase in revenue, while gross profit percentage was relatively consistent with prior year. Results for the first quarter of fiscal year 2006 include a benefit related to a legal settlement with Xetron Corporation, which resulted in a net benefit to cost of revenues of $2.7 million. Excluding the effects of the Xetron Settlement, gross profit percentages decreased compared to the same quarter last year despite a 22.3% increase in revenue. This was due to cost overruns on a government development program of $450,000, higher warranty charges of $600,000 associated with one of our information assurance products, and $1.1 million higher than planned development costs related to a new commercial radio frequency micro-positioning technology, and continued development expenses on consumer broadband development programs.
     Selling, General and Administrative Expenses

			Dollar	Percentage
	Six months ended		Increase	Increase
(In millions, except percentages)	September 30, 2005	October 1, 2004	(Decrease)	(Decrease)
Selling, general and administrative	$26.2	$23.0	$3.1	13.6%
Percentage of revenues	12.8%	13.8%
     SG&A expenses increased due to higher selling expenses in commercial segment, from higher sales year over year, and greater bid and proposal expenses in the government segment.
     Independent Research and Development

			Dollar	Percentage
	Six months ended		Increase	Increase
(In millions, except percentages)	September 30, 2005	October 1, 2004	(Decrease)	(Decrease)
Independent research and development	$6.9	$3.4	$3.4	100.7%
Percentage of revenues	3.4%	2.0%
     The increase in IR&D expenses reflects year over year increases in the government segment of $2.1 million and the commercial segment of $1.3 million. The higher IR&D expenses reflect our recognition of certain opportunities in these markets and the need to invest in the development of new technologies to meet these opportunities.
     Amortization of Intangible Assets The intangible assets from acquisitions in fiscal year 2001 and in fiscal year 2002 are being amortized over useful lives ranging from two to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized.
     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the six months ended September 30, 2005	$3,024

Expected for the remainder of fiscal year 2006	3,024
Expected for fiscal year 2007	5,378
Expected for fiscal year 2008	4,508
Expected for fiscal year 2009	3,760
Expected for fiscal year 2010	536
Expected for fiscal year 2011	395
Expected for fiscal year 2012	365

$17,966

     Interest Expense Interest expense increased to $179,000 for the six months ended September 30, 2005 from $59,000 for the six months ended October 1, 2004. Interest expense relates to short-term borrowings under our line of credit to cover working capital requirements. The increase in interest expense was from higher loan costs and higher outstanding borrowings. We had no outstanding borrowings under our line of credit at September 30, 2005 and October 1, 2004.
     Interest Income Interest income decreased to $4,000 for the six months ended September 30, 2005 from $22,000 for the six months ended October 1, 2004.
     Provision for Income Taxes Our effective tax rate for the six months ended September 30, 2005 was approximately 20.7% compared to 33.3% for the six months ended October 1, 2004. We currently estimate our annual effective income tax rate to be approximately 20.7% for fiscal year 2006, as compared to the actual 6.0% effective income tax rate in fiscal year 2005. Our effective tax rate of 20.7% for fiscal year 2006 reflects the expiration of the federal tax credit for research and development expenses at December 31, 2005. If the federal tax credit for research and development expenses is reinstated, we will have a lower effective tax rate. In the event the federal tax credit for research and development expenses is reinstated, the amount of the reduction in our tax rate will depend on the effective date, the terms of the reinstatement as well as the amount of eligible research and development expenses in our fourth quarter of fiscal 2006. The higher effective tax rate in the first six months of fiscal year 2005 was attributable to the inclusion of only one quarter of the federal tax credit for research and development expenses, which had expired on June 30, 2004, but was subsequently reinstated.
Our Segment Results for the Six Months Ended September 30, 2005 vs. Six Months Ended October 1, 2004
Government Segment
     Revenues

			Dollar	Percentage
	Six months ended		Increase	Increase
(In millions, except percentages)	September 30, 2005	October 1, 2004	(Decrease)	(Decrease)
Revenues	$103.0	$79.1	$23.9	30.2%
     The government segment received awards of $140.1 million for the first six months of fiscal year 2006 compared to $105.5 million for the first six months of fiscal year 2005. The conversion of certain backlog and orders to revenue contributed to revenue growth. Increased revenues were primarily attributed to the following products: $28.4 million for tactical data links, principally our MIDS units, $7.4 million for certain information assurance systems and products, offset by decreases of approximately $11.1 million in our mobile satellite communications products.
     Segment Operating Profit

			Dollar	Percentage
	Six months ended		Increase	Increase
(In millions, except percentages)	September 30, 2005	October 1, 2004	(Decrease)	(Decrease)
Operating profit	$19.7	$13.9	$5.7	41.3%
Percentage of government segment revenues	19.1%	17.6%
     The increase in government segment operating profit dollars was primarily related to the impact from increased revenue period over period contributing approximately a $11.9 million in improved gross profit particularly in our tactical data links products partially offset by higher selling and administrative costs of $3.9 million and independent research and development expenses of $2.1 million.

Commercial Segment
     Revenues

			Dollar	Percentage
Satellite Networks	Six months ended		Increase	Increase
(In millions, except percentages)	September 30, 2005	October 1, 2004	(Decrease)	(Decrease)
Revenues	$81.8	$70.5	$11.3	16.0%

			Dollar	Percentage
Antenna Systems	Six months ended		Increase	Increase
(In millions, except percentages)	September 30, 2005	October 1, 2004	(Decrease)	(Decrease)
Revenues	$22.7	$19.9	$2.8	13.9%

			Dollar	Percentage
Total Commercial Segment	Six months ended		Increase	Increase
(In millions, except percentages)	September 30, 2005	October 1, 2004	(Decrease)	(Decrease)
Revenues	$104.4	$90.4	$14.1	15.6%
     The increase in revenues reflects improved competitive positioning across all our commercial products, more favorable market conditions in the commercial telecommunications market for our VSAT network products and further development of our in-flight and consumer satellite broadband internet systems. Revenue increases were primarily attributable to increases of $7.8 million for consumer and mobile broadband products, $3.5 million in satellite networking system and MMIC’s products, and $2.7 million for antenna systems for the first six months of fiscal year 2006 over the first six months of fiscal year 2005.
     Segment Operating Profit

			Dollar	Percentage
Satellite Networks	Six months ended		Increase	Increase
(In millions, except percentages)	September 30, 2005	October 1, 2004	(Decrease)	(Decrease)
Satellite Networks operating profit (loss)	$(3.3)	$0.5	$(3.9)	(720.2)%
Percentage of Satellite Network revenues	(4.1)%	0.8%

			Dollar	Percentage
Antenna Systems	Six months ended		Increase	Increase
(In millions, except percentages)	September 30, 2005	October 1, 2004	(Decrease)	(Decrease)
Antenna Systems operating profit	$2.5	$1.7	$0.8	46.2%
Percentage of Antenna Systems revenues	10.8%	8.4%

				Dollar	Percentage
Total Commercial Segment	Six months ended			Increase	Increase
(In millions, except percentages)	September 30, 2005		October 1, 2004	(Decrease)	(Decrease)
Segment operating profit (loss)	$	(0.9)	$2.2	$(3.1)	(140.3)%
Percentage of commercial segment revenues		(0.9)%	2.5%
     The decrease in commercial segment operating profit dollars was primarily attributed to decreased funded research and development expenses of $1.3 million and decrease in gross margin of $1.1 million primarily due to contract accounting charges related to cost overruns on consumer broadband programs and production close-out costs on mobile broadband programs as well as higher year over year sales of products to foreign customers with increased price pressures.

Backlog
     As reflected in the table below, funded and total firm backlog increased during the first six months of fiscal year 2006 with the increase coming from our government segments. New contract awards in the first six months of fiscal year 2006 increased firm backlog to $389.9 million.

	September 30, 2005	April 1, 2005
	(in millions)
Firm backlog

Government segment	$231.8	$194.6
Commercial segment	158.1	167.3

Total	$389.9	$361.9

Funded backlog

Government segment	$165.1	$109.4
Commercial segment	157.1	163.9

Total	$322.2	$273.3

Contract options	$23.0	$23.0

     The firm backlog does not include contract options. Of the $389.9 million in firm backlog, approximately $179.3 million is expected to be delivered during the remaining six months of fiscal year 2006, and the balance is expected to be delivered in fiscal year 2007 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.
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
Liquidity and Capital Resources
     We have financed our operations to date primarily with cash flows from operations, bank line of credit financing and equity financing. The general cash needs of our government and commercial segments can vary significantly and depend on the type and mix of contracts (i.e. product or service, development or production, timing of payments, etc.) in backlog, the quality of the customer (i.e. U.S. government or commercial, domestic or international) and the duration of the contract. In addition, for both of our segments, program performance significantly impacts the timing and amount of cash flows. If a program is performing and meeting its contractual requirements, then the cash flow requirements are usually lower.
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

     Cash provided by operating activities for the first six months of fiscal year 2006 was $19.1 million as compared to cash used by operating activities for the first six months of fiscal year 2005 of $2.6 million. The increase in cash provided by operating activities was primarily attributable to increased net income, $4.8 million cash settlement received from Xetron and $1.5 million in income tax refunds received in the first six months of fiscal year 2006 compared to zero in the first six months of fiscal year 2005, and year to date year over year change in customer advances of approximately $7.9 million. Billed accounts receivable increased due to increased shipments in both our government and commercial segments and the achievement of program milestones. Unbilled accounts receivable decreased due to the achievement of milestones primarily on tactical data links, information assurance, consumer broadband and enterprise VSAT programs. We believe the unbilled accounts receivable balances will continue to decline as we achieve further program milestones and increases production deliveries.
     Cash used in investing activities for the first six months of fiscal year 2006 was $7.8 million as compared to cash used in investing activities for the first six months of fiscal year 2005 of $6.9 million. The increase in cash used in investing activities primarily relates to asset purchases for our new facilities in Carlsbad and Atlanta, which are both expected to be substantially completed in fiscal year 2006.
     Cash provided by financing activities for the first six months of fiscal year 2006 was $2.2 million as compared to cash provided by financing activities for the first six months of fiscal year 2005 of $2.3 million. Activity for both years is solely due to cash received from the exercise of employee stock options and stock purchases through our stock purchase plan.
     At September 30, 2005, we had $28.3 million in cash, cash equivalents and short-term investments, $153.1 million in working capital and no outstanding borrowings under our line of credit. We had $5.2 million outstanding under standby letters of credit leaving borrowing availability under our line of credit of $54.8 million. At April 1, 2005, we had $14.7 million in cash and cash equivalents and short-term investments, $138.9 million in working capital and no outstanding borrowings under our line of credit.
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
     The Facility contains financial covenants that set a minimum EBITDA limit for the twelve-month period ending on the last day of any fiscal quarter at $30 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00. We were in compliance with our loan covenants at September 30, 2005.
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

Contractual Obligations
     The following table sets forth a summary of our obligations under operating leases, irrevocable letters of credit, purchase commitments and other long-term liabilities for the periods indicated (in thousands):

		For the balance of	For the fiscal years
	Total	fiscal year 2006	2007-2008	2009-2010	After 2010

Operating leases	$77,578	$2,805	$14,057	$14,842	$45,874
Standby letters of credit	5,213	1,075	2,269	—	1,869
Land purchase commitment	2,945	2,945	—	—	—
Purchase commitments	173,246	67,069	106,177	—	—

Total	$258,982	$73,894	$122,503	$14,842	$47,743

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
     On September 15, 2005, we entered into an agreement to purchase approximately 10 acres of land adjacent to a leased facility for approximately $3.0 million. We anticipate closing this transaction in January 2006.
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 is replacement of Accounting Principles Board Opinion (“APB”) No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning December 15, 2005. We will be adopting this pronouncement beginning in our fiscal year 2007.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements at September 30, 2005.

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
Our Reliance on U.S. Government Contracts Exposes Us to Significant Risks
     Our government segment revenues were approximately 50% of our revenues in the first six months of fiscal year 2006, 51% of our revenues in fiscal year 2005 and 46% of our revenues in fiscal year 2004, and were derived from U.S. government applications. Our U.S. government business will continue to represent a significant portion of our revenues for the foreseeable future. U.S. government business exposes us to various risks, including:
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
A Significant Portion of Our Revenues Is Derived from a Few of Our Contracts
     A small number of our contracts account for a significant percentage of our revenues. Our largest revenue producing contracts are related to our tactical data links (which includes MIDS) products generating approximately 27% of our revenues in the first six months of fiscal year 2006, 22% of our revenues in fiscal year 2005 and 15% of our revenues in fiscal year 2004. Our five largest contracts generated approximately 43% of our revenues in the first six months of fiscal year 2006, 27% of our revenues in fiscal year 2005 and 24% of our revenues in fiscal year 2004. The failure of these customers to place additional orders or to maintain these contracts with us for any reason, including any downturn in their business or financial condition, or our inability to renew our contracts with these customers or obtain new contracts when they expire, could materially harm our business and impair the value of our common stock.
We May Experience Losses from Our Fixed-Price Contracts
     Approximately 89% of our revenues for the first six months of fiscal year 2006, 88% of our revenues in fiscal year 2005 and 89% of our revenues in fiscal year 2004 were derived from government and commercial contracts with fixed prices. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. In the past, we have experienced significant cost overruns and loses on fixed price contracts. We believe a high percentage of our contracts will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.
We Depend Heavily on the VSAT Market
     We derived approximately 21% of our revenues for the first six months of fiscal year 2006, 26% of our revenues in fiscal year 2005 and 28% of our revenues in fiscal year 2004 from sales of VSAT communications networks. A significant decline in this market, increased competition from alternative technologies (DSL, cable and terrestrial wireless) or the replacement of VSAT technology by an alternative technology could materially harm our business and impair the value of our common stock.

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
Our Development Contracts May Be Difficult for Us to Comply With and May Expose Us to Third-Party Claims for Damages
     We are often party to government and commercial contracts involving the development of new products. We derived approximately 22% of our revenues in the first six months of fiscal year 2006, 24% of our revenues in fiscal year 2005 and 29% of our revenues in fiscal year 2004 from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones. In the past, when we have not complied with the performance obligations or project milestones in a contract, generally, the other party has not elected to terminate the contract or seek damages from us. However, we cannot assure you in the future other parties will not terminate their contracts or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

We Expect to Incur Research and Development Costs, Which Could Significantly Reduce Our Profitability
     Our future growth depends on penetrating new markets, adapting existing communications products to new applications, and introducing new communications products that achieve market acceptance. Accordingly, we are actively applying our communications expertise to design and develop new hardware and software products and enhance existing products. We expended $6.9 million in the first six months of fiscal year 2006, $8.1 million in fiscal year 2005 and $10.0 million in fiscal year 2004 in research and development activities. We expect to continue to spend discretionary funds on research and development in the near future. The amount of funds spent on research and development projects is dependent on the amount and mix of customer funded development, the types of technology being developed and the affordability of the technology being developed. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the near future. Our research and development program may not produce successful results, which could materially harm our business and impair the value of our common stock.
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
We May Identify Material Weaknesses in the Future
     In the past we have identified a material weakness in internal control over financial reporting. Although we have been able to remediate the material weakness and certain internal control deficiencies in the past, we cannot assure you in the future that a material weakness will not exist. If this would be the case, and we cannot timely remediate such material weakness, management may conclude that our internal control over financial reporting is not operating effectively or our independent registered public accounting firm may be required to issue an adverse opinion on our internal control over financial reporting, which could in either case adversely affect investor confidence and impair the value of our common stock.

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

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions and Currency Fluctuations
     Approximately 18% of our revenues for the first six months of fiscal year 2006, 27% of our revenues in fiscal year 2005 and 24% of our revenues in fiscal year 2004 were derived from international sales. We anticipate international sales will account for an increasing percentage of our revenues over the next several years. Many of these international sales may be denominated in foreign currencies. Because we do not currently engage in nor do we anticipate engaging in material foreign currency hedging transactions related to international sales, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.
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

Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence Over Matters Requiring Stockholder Approval
     As of November 3, 2005, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 20% of our common stock. Accordingly, these stockholders may be able to significantly influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. These stockholders may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. This ownership interest could also have the effect of delaying or preventing a change in control.
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
     As of September 30, 2005, there was a foreign currency exchange contract outstanding which was intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign exchange contract with a notional amount of $6.0 million had a fair value of a net liability of $293,500 as of September 30, 2005. The fair value of this foreign currency forward contract as of September 30, 2005, would have changed by $575,400 if the foreign currency exchange rate for the Euro to the U.S. dollar on this forward contract had changed by 10%. We had no foreign currency transactions outstanding at October 1, 2004.

Item 4. Controls and Procedures
     We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the Securities and Exchange Commission’s rules and forms. We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2005, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2005.
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
Item 4. Submission of Matters to a Vote of Security Holders
     (a) We held our Annual Meeting of Stockholders on September 9, 2005.
     (b) See paragraph (c) below.
     (c) The matters voted upon at the meeting and the votes cast with respect thereto were as follows:

	Votes	Votes		Broker
	For	Against/Withheld	Abstentions	Non-Votes
1. Election of Directors:
Mark D. Dankberg	25,140,894	410,338	-0-	-0-
Michael B. Targoff	24,965,738	585,494	-0-	-0-
Harvey P. White	25,173,908	377,324	-0-	-0-

2. Approval of ViaSat’s Employee Stock Purchase Plan:	16,334,361	1,160,480	-0-	8,056,391
Item 6. Exhibit
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIASAT, INC.

November 7, 2005

/s/ Mark D. Dankberg

Mark D. Dankberg
Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

/s/ Ronald G. Wangerin

Ronald G. Wangerin
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)