Form 10-Q
period 2005-12-30
VIASAT INC
filed 2006-02-08
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 30, 2005.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
      Large Accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of February 2, 2006 was 27,431,387.

VIASAT, INC.

PART I Financial Information
Item 1. Financial Statements
VIASAT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	December 30,	April 1,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$22,075	$14,579
Short-term investments	163	162
Accounts receivable, net	157,498	141,298
Inventories	40,086	36,612
Deferred income taxes	6,986	7,027
Prepaid expenses and other current assets	6,905	10,114

Total current assets	233,713	209,792
Goodwill	28,133	19,492
Other intangible assets, net	26,068	20,990
Property and equipment, net	39,207	33,278
Other assets	17,965	18,273

Total assets	$345,086	$301,825

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,454	$38,523
Accrued liabilities	40,909	32,410

Total current liabilities	85,363	70,933
Other liabilities	7,250	3,911

Total liabilities	92,613	74,844

Commitments and contingencies (Note 8)
Minority interest in consolidated subsidiary	696	698
Stockholders’ equity:
Common stock	3	3
Paid in capital	172,233	163,819
Retained earnings	80,045	62,288
Deferred compensation	(250)	—
Accumulated other comprehensive (loss) income	(254)	173

Total stockholders’ equity	251,777	226,283

Total liabilities and stockholders’ equity	$345,086	$301,825

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Revenues	$111,608	$88,187	$315,697	$255,000
Cost of revenues	83,685	68,472	237,560	194,056

Gross profit	27,923	19,715	78,137	60,944
Operating expenses:
Selling, general and administrative	14,724	11,395	40,897	34,440
Independent research and development	3,528	1,941	10,389	5,360
Amortization of intangible assets	1,694	1,512	4,718	5,130

Income from operations	7,977	4,867	22,133	16,014
Other income (expense):
Interest income	161	—	168	22
Interest expense	(56)	(32)	(238)	(91)

Income before income taxes	8,082	4,835	22,063	15,945
Provision (benefit) for income taxes	1,442	(408)	4,337	3,305
Minority interest in net earnings (loss) of subsidiary, net of tax	12	2	(31)	91

Net income	$6,628	$5,241	$17,757	$12,549

Basic net income per share	$.24	$.20	$.66	$.47

Diluted net income per share	$.23	$.19	$.62	$.45

Shares used in basic net income per share computation	27,170	26,775	27,019	26,719

Shares used in diluted net income per share computation	29,177	28,104	28,641	28,138

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine months ended
	December 30, 2005	December 31, 2004
Cash flows from operating activities:
Net income	$17,757	$12,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,359	7,569
Amortization of intangible assets and software	7,262	7,746
Deferred income taxes	(1,405)	(171)
Loss on disposal of fixed assets	274	—
Minority interest in consolidated subsidiary	(2)	98
Non-cash stock-based compensation	41	—
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effects of the acquisition:
Accounts receivable, net	(15,255)	(27,571)
Inventories	(3,013)	(5,468)
Other assets	4,051	(3,355)
Accounts payable	3,458	7,506
Accrued liabilities	6,124	(4,220)
Other liabilities	2,311	914

Net cash provided by (used in) operating activities	29,962	(4,403)
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(15,994)	—
Purchases of short-term investments	(1)	(1)
Purchases of property and equipment	(12,612)	(8,851)

Net cash (used in) investing activities	(28,607)	(8,852)
Cash flows from financing activities:
Proceeds from line of credit	3,000	9,000
Payments on line of credit	(3,000)	(9,000)
Proceeds from issuance of common stock, net of issuance costs	6,289	3,494

Net cash provided by financing activities	6,289	3,494
Effect of exchange rate changes on cash	(148)	106

Net increase (decrease) in cash and cash equivalents	7,496	(9,655)
Cash and cash equivalents at beginning of period	14,579	18,510

Cash and cash equivalents at end of period	$22,075	$8,855

Non-cash investing and financing activities:
Issuance of stock options in connection with acquisition	$525	$—
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share data)

						Accumulated
	Common Stock					Other
	Number of		Paid in	Retained	Deferred	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Total	Income
Balance at April 1, 2005	26,861,900	$3	$163,819	$62,288	$—	$173	$226,283
Exercise of stock options	372,736	—	4,380	—	—	—	4,380
Tax benefit from exercise of stock options	—	—	1,600	—	—	—	1,600
Issuance of stock under
Employee Stock
Purchase Plan	110,269	—	1,909	—	—	—	1,909
Issuance of stock options in connection with acquisition of a business	—	—	525	—	(291)	—	234
Amortization of deferred compensation	—	—	—	—	41	—	41
Net income	—	—	—	17,757	—	—	17,757	$17,757
Hedging Transactions	—	—	—	—	—	(286)	(286)	(286)
Foreign currency translation	—	—	—	—	—	(141)	(141)	(141)

Comprehensive income	—	—	—	—	—	—	—	$17,330

Balance at December 30, 2005	27,344,905	$3	$172,233	$80,045	$(250)	$(254)	$251,777

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Basis of Presentation
     The accompanying condensed consolidated balance sheet at December 30, 2005, the condensed consolidated statements of operations for the three and nine months ended December 30, 2005 and December 31, 2004, the condensed consolidated statements of cash flows for the nine months ended December 30, 2005 and December 31, 2004, and the condensed consolidated statement of stockholders’ equity for the nine months ended December 30, 2005 have been prepared by the management of ViaSat, Inc., and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended April 1, 2005 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended April 1, 2005 included in our 2005 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.
     Our consolidated financial statements include the assets, liabilities and results of operations of TrellisWare Technologies, Inc., a majority owned subsidiary of ViaSat (the “Company”). All significant intercompany amounts have been eliminated.
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
Deferred Rent
     Rent expense on noncancellable leases containing known future scheduled rent increases are recorded on a straight-line basis over the term of the respective leases beginning when we receive possession of the leased property for construction purposes. The difference between rent expense and rent paid is accounted for as deferred rent. Landlord improvement allowances and other such lease incentives are recorded as deferred lease credits and are amortized on a straight-line basis over life of lease as a reduction to rent expense.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Stock-based Compensation
     At December 30, 2005, we had stock-based compensation plans from which incentive stock options may be granted to our key employees and non-qualified stock options may be granted to key employees, directors, officers, independent contractors, and consultants. Approximately 79% of grants outstanding at December 30, 2005 were incentive stock options. We measure compensation expense for options issued to employees, directors and officers under those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” Generally, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.
     Under Financial Accounting Standards Board (“FASB”) Statement No. 123 (“SFAS 123”) the estimated fair value of options is amortized to expense over the vesting period. We elect to use the disclosure only provisions of SFAS 123. Had compensation expense for employees, directors and officers stock options been determined based on the fair value of the options on the date of grant, net income and net income per share would have resulted in the pro forma information presented below for the three and nine months ended December 30, 2005 and December 31, 2004:

	Three months ended		Nine months ended
	December 30,	December 31,	December 30,	December 31,
	2005	2004	2005	2004
	(In thousands, except per share data)		(In thousands, except per share data)
Net income as reported	$6,628	$5,241	$17,757	$12,549
Stock based compensation included in net income, net of tax	41	—	41	—
Stock based employee compensation expense under fair value based method, net of tax	(2,197)	(2,491)	(6,995)	(6,359)

Pro forma net income	$4,472	$2,750	$10,803	$6,190
Basic earnings per share
As reported	$0.24	$0.20	$0.66	$0.47
Pro forma	$0.16	$0.10	$0.40	$0.23
Diluted earnings per share
As reported	$0.23	$0.19	$0.62	$0.45
Pro forma	$0.16	$0.10	$0.38	$0.22
     These pro forma amounts may not be representative of future costs since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement No. 123 (SFAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. In accordance with the new rule, the accounting provisions of SFAS 123R will be effective for the Company in the first quarter of fiscal 2007. The Company will adopt the provisions of SFAS 123R and plan to use the modified prospective transition method.
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 2 — Revenue Recognition
     A substantial portion of the Company’s revenues are derived from long-term contracts requiring development and delivery of products over time and often contain fixed-price purchase options for additional products. Sales related to long-term contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract or under the cost-to-cost method or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three and nine months ended December 30, 2005, we recorded charges of approximately $1.7 million and $5.0 million, respectively, related to loss contracts. During the three and nine months ended December 31, 2004, we recorded charges of approximately $4.8 million for both periods, related to loss contracts.
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
     When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value in accordance with Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Multiple Element Revenue Arrangements” and recognized when the applicable revenue recognition criteria for each element are met. The amount of product and service revenue recognized is impacted by our judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition.
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
Note 3 — Earnings Per Share
     Potential common stock of 2,007,423 and 1,329,354 shares for the three months ended December 30, 2005 and December 31, 2004, respectively, and 1,621,809 and 1,418,543 shares for the nine months ended December 30, 2005 and December 31, 2004, respectively, were included in the calculation of diluted earnings per share. Antidilutive shares excluded from the calculation were 199,270 and 1,780,205 shares for the three months ended December 30, 2005 and December 31, 2004, respectively, and 328,449 and 1,518,872 shares for the nine months ended December 30, 2005 and December 31, 2004, respectively. Potential common stock is primarily comprised of options granted under our stock option plans.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 4 — Composition of Certain Balance Sheet Captions (In thousands)

	December 30, 2005	April 1, 2005
Accounts receivable, net:
Billed	$75,180	$49,737
Unbilled	82,473	91,724
Allowance for doubtful accounts	(155)	(163)

	$157,498	$141,298

Inventories:
Raw materials	$24,148	$16,706
Work in process	7,660	9,347
Finished goods	8,278	10,559

	$40,086	$36,612

Prepaid expenses and other current assets:
Income taxes receivable	$2,219	$2,639
Prepaid expenses	4,304	6,187
Other	382	1,288

	$6,905	$10,114

Other intangible assets, net:
Technology	$29,670	$26,770
Contracts and relationships	15,436	9,736
Non-compete agreement	7,950	7,950
Other intangibles	8,075	6,875

	61,131	51,331
Less accumulated amortization	(35,063)	(30,341)

	$26,068	$20,990

Property and equipment, net:
Machinery and equipment	$50,965	$43,966
Computer equipment and software	31,725	29,866
Furniture and fixtures	3,780	3,523
Construction in progress	8,384	3,876

	94,854	81,231
Less accumulated depreciation	(55,647)	(47,953)

	$39,207	$33,278

Other assets:
Capitalized software costs, net	$7,817	$10,341
Deferred income taxes	7,779	6,333
Other	2,369	1,599

	$17,965	$18,273

Accrued liabilities:
Current portion of warranty reserve	$4,174	$3,268
Accrued vacation	5,441	5,120
Accrued bonus/401(k) matching contributions	5,811	6,239
Collections in excess of revenues	17,252	13,767
Other	8,231	4,016

	$40,909	$32,410

Other liabilities:
Accrued warranty	$4,180	$3,911
Long term portion of deferred rent	2,217	—
Other long term liabilities	853	—

	$7,250	$3,911

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
     The intangible assets are amortized using the straight-line method over their estimated useful lives of one to ten years. The technology intangible asset has several components with estimated useful lives of five to nine years, contracts and relationships intangible asset has several components with estimated useful lives of three to ten years, non-compete agreements have useful lives of three to five years and other amortizable assets have several components with estimated useful lives of one to ten years.
     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the nine months ended December 30, 2005	$4,718

Expected for the remainder of fiscal year 2006	2,088
Expected for fiscal year 2007	7,254
Expected for fiscal year 2008	5,584
Expected for fiscal year 2009	4,836
Expected for fiscal year 2010	1,612
Thereafter	4,694

$26,068
Note 6 — Notes Payable and Line of Credit
     On January 31, 2005, we entered into a three-year, $60 million revolving credit facility (the “Facility”) in the form of a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, Comerica Bank and Silicon Valley Bank.
     Borrowings under the Facility are permitted up to a maximum amount of $60 million, including up to $15 million of letters of credit. Borrowings under the Facility bear interest, at the Company’s option, at either the lender’s prime rate or at LIBOR (London Interbank Offered Rate) plus, in each case, an applicable margin based on the ratio of the Company’s total funded debt to EBITDA (income from operations plus depreciation and amortization). The Facility is collateralized by substantially all of the Company’s personal property assets. At December 30, 2005, the Company had approximately $5.8 million outstanding under standby letters of credit leaving borrowing availability under our line of credit of $54.2 million.
     The Facility contains financial covenants that set a minimum EBITDA limit for the twelve-month period ending on the last day of any fiscal quarter at $30 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00. We were in compliance with our loan covenants at December 30, 2005.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7 — Product Warranty
     We provide limited warranties on most of our products for periods of up to five years. We record a liability for our warranty obligations when products are shipped based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty costs estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failure that may occur. It is possible that our underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in our warranty accrual during the nine months ended December 30, 2005 and December 31, 2004 (in thousands).

	For the nine months ended
	December 30, 2005	December 31, 2004
Balance, beginning of period	$7,179	$4,451
Change in liability for warranties issued in period	3,610	4,281
Settlements made during the period	(2,435)	(2,044)

Balance, end of period	$8,354	$6,688

Note 8 — Commitments and Contingencies
     We are currently a party to various government and commercial contracts which require us to meet performance covenants and project milestones. Under the terms of these contracts, failure by us to meet such performance covenants and milestones permit the other party to terminate the contract and, under certain circumstances, recover liquidated damages or other penalties. We are currently not in compliance (or in the past were not in compliance) with the performance or milestone requirements of certain of these contracts. Historically, most of our customers have not elected to terminate such contracts and we do not currently believe that our existing customers will do so. In the past, we have incurred liquidated damages under our customer contracts. There can be no assurance that our customers will not elect to terminate such contracts or seek additional liquidated damages or penalties from us in the future.
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
Note 9 — Derivatives
     During the three months ended December 30, 2005, the Company settled two foreign exchange contracts recognizing a loss of $44,600 recorded as cost of revenues based on the underlying transaction. For the nine months ended December 30, 2005, the Company settled certain foreign exchange contracts recognizing a loss of $279,200 recorded also as cost of revenues based on the underlying transactions. The Company also entered into a new foreign currency exchange contract intended to reduce the foreign currency risk for amounts payable to vendors in Euros which has a maturity of less than six months. The fair value of the outstanding foreign currency contract was $340,000 and is recorded as a liability as of December 30, 2005. We had $5.9 million of notional value of foreign currency forward contracts outstanding at December 30, 2005. We did not record any gains or losses on foreign currency forward contracts for the three and nine months ended December 31, 2004.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 10 — Income Taxes
     The effective income tax rate for the three months ended December 30, 2005 was 17.8%. The effective income tax rate for the nine months ended December 30, 2005 was 19.7%. The estimated annual effective tax rate for the fiscal year ending March 31, 2006, is 22.7%. The estimated tax rate is different from the expected statutory rate due primarily to research and development tax credits and the tax benefit for export sales.
     Our estimated effective tax rate of 22.7% for fiscal year 2006 reflects the expiration of the federal research and development tax credit at December 31, 2005. If the federal research and development tax credit is reinstated, we will have a lower effective tax rate. In the event the federal tax research and development tax credit is reinstated, the amount of the reduction in our tax rate will depend on the effective date and terms of the reinstatement, as well as the amount of eligible research and development expenses in our fourth quarter of fiscal year 2006. A valuation allowance of $758,000 had been provided on deferred tax assets at April 1, 2005, related to California research credit carry forward realization. Based on projected future income and usage of California research credits we have reduced the valuation allowance by $758,000 in the third quarter of fiscal year 2006.
Note 11 — Segment Information
     Our commercial and government segments are primarily distinguished by the type of customer and the related contractual requirements. The more regulated government environment is subject to unique contractual requirements and distinctive economic characteristics which differ from the commercial segment. Therefore, we are organized primarily on the basis of products with commercial and government (defense) communication applications. Based on the Company’s commercial business strategy to provide end-to-end capability with satellite communication equipment solutions, the Company implemented certain management changes during the year ended April 1, 2005 which led to the delineation of the commercial segment into two product lines: Satellite Networks and Antenna Systems. These product lines are distinguished from one another based upon their underlying technologies. Prior segment results have been reclassified to conform to our current organizational structure. Reporting segments are determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The following table summarizes revenues and operating profits by reporting segment for the three and nine months ended December 30, 2005 and December 31, 2004. Certain corporate general and administrative costs, amortization of intangible assets and charges of acquired in-process research and development are not allocated to either segment and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit. Certain assets are not tracked by reporting segment. Depreciation expense is allocated to reporting segments as an overhead charge based on direct labor dollars within the reporting segments.

	Three months ended		Nine months ended
(in thousands)	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004

Revenues
Government	$53,225	$48,599	$156,200	$127,704
Commercial
Satellite Networks	49,203	31,511	130,979	101,982
Antenna Systems	11,032	9,543	33,691	29,432

	60,235	41,054	164,670	131,414
Elimination of intersegment revenues	(1,852)	(1,466)	(5,173)	(4,118)

Total revenues	111,608	88,187	315,697	255,000
Operating profits (losses)
Government	12,036	6,984	31,716	20,915
Commercial
Satellite Networks	(1,957)	(805)	(5,300)	(266)
Antenna Systems	449	883	2,899	2,559

	(1,508)	78	(2,401)	2,293
Elimination of intersegment operating profits	(798)	(170)	(2,636)	(473)

Segment operating profit before corporate and amortization	9,730	6,892	26,679	22,735
Corporate	(59)	(513)	172	(1,591)
Amortization of intangible assets (1)	(1,694)	(1,512)	(4,718)	(5,130)

Income from operations	$7,977	$4,867	$22,133	$16,014

(1)	Amortization of intangibles relate to the commercial segment.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in thousands)	December 30, 2005	April 1, 2005

Segment assets (2)
Government	$85,980	$81,645
Commercial
Satellite Networks	137,618	114,020
Antenna Systems	26,185	24,075

	163,803	138,095
Corporate assets	95,303	82,085

Total	$345,086	$301,825

(2)	Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, intangible assets and goodwill. At December 30, 2005 and April 1, 2005, all the Company’s goodwill and intangible assets related to the Company’s commercial segment. At December 30, 2005 Satellite Networks had $24.5 million of goodwill and $23.9 million in net intangible assets, and Antenna Systems had $3.6 million of goodwill and $2.2 million in net intangible assets. On April 1, 2005, Satellite Networks had $15.9 million of goodwill and $18.3 million in net intangible assets, and Antenna Systems had $3.6 million of goodwill and $2.7 million in net intangible assets.
     Revenue information by geographic area for the three and nine month periods ended December 30, 2005 and December 31, 2004 is as follows:

	Three months ended		Nine months ended
(in thousands)	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004

United States	$90,005	$68,533	$256,554	$202,683
Asia Pacific	7,575	2,798	22,211	15,911
Europe/Africa	9,141	11,134	20,082	24,811
North America other than United States	4,336	5,625	11,702	10,305
Latin America	551	97	5,148	1,290

	$111,608	$88,187	$315,697	$255,000

     We distinguish revenues from external customers by geographic areas based on customer location.
     The net book value of long-lived assets located outside the United States was $292,000 at December 30, 2005 and $48,000 at April 1, 2005.
Note 12 — Acquisition
     On December 1, 2005, the Company completed the acquisition of all of the outstanding capital stock of Efficient Channel Coding, Inc. (ECC), a privately-held designer and supplier of broadband communication integrated circuits and satellite communication systems. The initial purchase price of approximately $16.6 million was comprised primarily of $15.8 million in cash consideration, $227,200 in direct acquisition costs and $525,000 related to the fair value of options exchanged at the closing date. The $16.1 million of cash consideration less cash acquired of approximately $70,000 resulted in a net cash outlay of approximately $16.0 million. An additional $9.0 million in consideration is payable in cash and/or stock at the Company’s option on or prior to the eighteenth (18) month anniversary of the closing date based on ECC meeting certain financial performance targets. The additional consideration, if earned, will be recorded as additional purchase price.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The preliminary allocation of purchase price of the acquired assets and assumed liabilities based on the estimated fair values was as follows:

(in thousands)	December 1, 2005

Current assets	$1,513
Property, plant and equipment	179
Identifiable intangible assets	9,800
Goodwill	8,641
Other assets	34

Total assets acquired	20,167

Current liabilities	(3,016)
Other long term liabilities	(853)

Total liabilities assumed	(3,869)
Deferred stock-based compensation	291

Total purchase price	$16,589

     The Company issued 23,424 in unvested incentive stock options under the Efficient Channel Coding, Inc. 2000 Long Term Incentive Plan assumed under the terms of the acquisition agreement. In accordance with SFAS No. 141 (SFAS 141), “Business Combinations,” the Company recorded $291,000 in deferred stock-based compensation which will be amortized to compensation expense over the remaining service period.
     Amounts assigned to other intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from one to ten years and are as follows:

(in thousands)
Customer relationships (10 year weighted average life)	$5,700
Acquired developed technology (6 year weighted average life)	2,900
Backlog (1 year weighted average life)	1,200

Total identifiable intangible assets	$9,800
     The acquisition of ECC is very complementary to ViaSat because we will benefit from their technology, namely DVB-S2 and ASIC design capabilities, customers and highly skilled workforce. The potential opportunities these benefits provide to ViaSat’s Satellite Networks product group in our commercial segment were among the factors that contributed to a purchase price resulting in the recognition of goodwill. The intangible assets and goodwill recognized will be deductible for federal income tax purposes.
     The consolidated financial statements include the operating results of ECC from the date of acquisition in the Company’s Satellite Networks product line in the commercial segment. Pro forma results of operations have not been presented because the effect of the acquisition was insignificant to the financial statements for all periods presented.

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
General
     We are a leading provider of advanced digital satellite communications and other wireless networking and signal processing equipment and services to the government and commercial markets. Based on our history and extensive experience in complex communications systems, we believe we have developed the capability to design and implement innovative communications solutions which enhance bandwidth utilization by applying our sophisticated networking and digital signal processing techniques. Our goal is to leverage our advanced technology and capabilities to capture a considerable share of the global satellite communications equipment and services segment for both government and commercial customers. ViaSat was incorporated in 1986 and completed its initial public offering in 1996.
     Our internal growth to date has historically been driven largely by our success in meeting the need for advanced communications products for the U.S. government and commercial customers. By developing cost-effective communications products incorporating our advanced technologies, we have continued to grow the markets for our products and services.
     Our company is organized principally in two segments: government and commercial. Our government business encompasses specialized products and systems solutions principally serving government, aerospace and defense customers, which includes:
•	Tactical data links, including multifunction information distribution system (MIDS) products and Joint Tactical Radio Systems (JTRS) development variant,

•	Information security and assurance products and services, which enable military and government users to communicate secure information over secure and non-secure networks,

•	Government satellite communication products and services, which provide innovative solutions to government customers to increase available bandwidth using existing satellite capacity,

•	UHF DAMA satellite communications products consisting of modems, terminals and network control systems, and

•	Simulation and test equipment, which allows the testing of sophisticated airborne radio equipment without expensive flight exercises.
     Serving government customers with cost-effective products and solutions continues to be a critical and core element of our overall business strategy.
     We have been increasing our focus in recent years on offering satellite based communications products and systems solutions to address commercial market needs. In pursuing this strategy, we have acquired four strategic satellite communication equipment providers: (1) the satellite networks business of Scientific-Atlanta in fiscal year 2001; (2) Comsat Laboratories products business from Lockheed Martin in fiscal year 2002; (3) US Monolithics, LLC in fiscal year 2002; and (4) Efficient Channel Coding, Inc. in fiscal year 2006. Our commercial business accounted for approximately 54% and 47% of our revenues in the three months ended December 30, 2005 and December 31, 2004, respectively, 52% of our revenues in the nine months ended December 30, 2005 and December 31, 2004, and 51% of our revenues in fiscal year 2005 and 55% of our revenues in fiscal year 2004. To date, our principal commercial offerings include Very Small Aperture Terminals (VSATs), broadband internet equipment over satellite, network control systems, network integration services, network operation services, gateway infrastructure, antenna systems and other satellite ground stations. In addition, based on our advanced satellite technology and systems integration experience, we have won several important projects in the three key broadband markets: enterprise, consumer and in-flight mobile applications.

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
     With expertise in commercial satellite network engineering, gateway construction, and remote terminal manufacturing for all types of interactive communications services, we believe we have the ability to take overall responsibility for designing, building, initially operating, and then handing over a fully operational, customized satellite network serving a variety of markets and applications.
     There are a number of large new business opportunities we are pursuing in fiscal year 2006. In the government segment, the opportunities include domestic and international MIDS orders, new joint tactical radio system contracts, additional funding for current information assurance projects, new information assurance contracts using our HAIPIS technology, and orders for our new KG-250 product. In our commercial segment, the opportunities include new production orders for consumer and mobile broadband systems, further penetration in the North American consumer and enterprise VSAT market and new antenna systems programs. The timing of these orders is not entirely predictable, so our new business awards and revenue outlook will vary somewhat from quarter-to-quarter or even year-to-year.
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
     For the current quarter, our income from operations, excluding the income statement line “Amortization of intangible assets,” is approximately nine percent of revenues. To the extent we are not generating sufficient gross profit from revenues, we strive to adjust other operating expenses to increase this percentage. Due to the need to increase our new contracts awards, to expand our product portfolio, the high level of customer funded research and development and our operating performance, we have slowly improved this percentage over the last few fiscal years. As fiscal year 2006 progresses and we look ahead to fiscal year 2007, we expect to see improvement and achieve a higher quarterly profit percentage.
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
     On December 1, 2005, the Company completed the acquisition of all of the outstanding capital stock of Efficient Channel Coding, Inc. (ECC), a privately-held designer and supplier of broadband communication integrated circuits and satellite communication systems. The initial purchase price of approximately $16.6 million was comprised primarily of $15.8 million in cash consideration, $227,000 in direct acquisition costs and $525,000 related to the fair value of options exchanged at the closing date. The $16.1 million of cash consideration less cash acquired of approximately $70,000 resulted in a net cash outlay of approximately $16.0 million. An additional $9.0 million in consideration is payable in cash and/or stock at the Company’s option on or prior to the eighteenth (18) month anniversary of the Closing Date based on ECC meeting certain financial performance targets. The additional consideration, if earned, will be recorded as additional purchase price.

     At December 1, 2005, the Company recorded $9.8 million in identifiable intangible assets and $8.6 million in goodwill based on the fair values and the preliminary allocation of purchase price of the acquired assets and assumed liabilities. The consolidated financial statements include the operating results of ECC from the date of acquisition in the Company’s Satellite Networks product line in the commercial segment.
     The acquisition of ECC is very complementary to ViaSat because we will benefit from their technology, namely DVB-S2 and ASIC design capabilities, customers and highly skilled workforce. The potential opportunities these benefits provide to ViaSat’s Satellite Networks product group in our commercial segment were among the factors that contributed to a purchase price resulting in the recognition of goodwill. The intangible assets and goodwill recognized will be deductible for federal income tax purposes.
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
Revenue recognition
     A substantial portion of our revenues are derived from long-term contracts requiring development and delivery of products over time and often contain fixed-price purchase options for additional products. Certain of these contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1). Sales and earnings under these contracts are recorded based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract or as products are shipped under the units-of-delivery method.
     The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three and nine months ended December 30, 2005, we recorded charges of approximately $1.7 million and $5.0 million, respectively, related to loss contracts. During the three and nine months ended December 31, 2004, we recorded charges of approximately $4.8 million for both periods, related to loss contracts.
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
     When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value in accordance with EITF, 00-21, “Accounting for Multiple Element Revenue Arrangements” and recognized when the applicable revenue recognition criteria for each element are met. The amount of product and service revenue recognized is impacted by our judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition.
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
     We did not capitalize any costs related to software developed for resale in the nine month periods ended December 30, 2005 or December 31, 2004. Amortization expense of software development was $873,000 and $839,000 for the three months ended December 30, 2005 and December 31, 2004, respectively, and $2.5 million and $2.6 million for the nine months ended December 30, 2005 and December 31, 2004, respectively. These software development costs are part of other assets on the balance sheet and we record the related amortization expense as a charge to cost of revenues on the statement of operations.
Allowance for doubtful accounts
     We make estimates of the collectibility of our accounts receivable based on historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a significant portion of our sales has been to the U.S. government. More recently, commercial customers comprise a larger part of our revenues. Our accounts receivables balance was $157.5 million, net of allowance for doubtful accounts of $155,000 as of December 30, 2005 and our accounts receivables balance was $141.3 million, net of allowance for doubtful accounts of $163,000 as of April 1, 2005.
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
Goodwill and other intangible assets
     We account for our goodwill under Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets.” The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. The only reporting units which have goodwill assigned to them are the businesses which were acquired and have been included in our commercial segment. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the value below carrying value represents the amount of goodwill impairment. We test goodwill for impairment during the fourth quarter every fiscal year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.
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
Impairment of long-lived assets (Property and equipment and other intangible assets)
     We adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” on April 1, 2002. In accordance with SFAS No. 144, we assess potential impairments to our long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. We have not identified any such impairments.
Valuation allowance on deferred tax assets
     Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with SFAS No. 109, “Accounting for Income Taxes,” net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $758,000 had been provided on deferred tax assets at April 1, 2005, related to the California research credit carryforward realization. Based on projected future income and usage of California research credits we have reduced the valuation allowance by $758,000 in the third quarter of fiscal year 2006.
Derivatives
     We enter into foreign currency forward and option contracts to hedge certain forecasted foreign currency transactions. Gains and losses arising from foreign currency forward and option contracts not designated as hedging instruments are recorded in investment income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as gains (losses) on derivative instruments until the underlying transaction affects our earnings and are then recorded in the same income statement line as the underlying transaction. We had $5.9 million of notional value of foreign currency forward contracts outstanding at December 30, 2005. We had no foreign currency forward contracts outstanding at December 31, 2004.

Results of Operations
     The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Three months ended		Nine months ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	75.0	77.6	75.2	76.1

Gross profit	25.0	22.4	24.8	23.9
Operating expenses:
Selling, general and administrative	13.2	12.9	13.0	13.5
Independent research and development	3.2	2.2	3.3	2.1
Amortization of intangible assets	1.5	1.8	1.5	2.0

Income from operations	7.1	5.5	7.0	6.3
Income before income taxes	7.2	5.5	7.0	6.3
Net income	5.9	5.9	5.6	4.9
     The Results of Operations for the nine-month period ended December 30, 2005 include a benefit to Cost of revenues of $2.7 million relating to the Xetron settlement. See “Notes to Condensed Consolidated Financial Statements Note 8 – Commitments and Contingencies.”
Three Months Ended December 30, 2005 vs. Three Months Ended December 31, 2004
     Revenues

			Dollar	Percentage
	Three months ended		Increase	Increase
(In millions, except percentages)	December 30, 2005	December 31, 2004	(Decrease)	(Decrease)
Revenues	$111.6	$88.2	$23.4	26.6%
     The increase in revenues was due to our higher beginning backlog of $389.9 million, quarterly customer awards of $78.2 million and the conversion of certain backlog and awards into revenues. Revenue increases were experienced in both our government and commercial segments and were predominantly derived from increased revenues in our government communications products of approximately $5.0 million, and consumer and mobile broadband products of approximately $15.8 million.
     Gross Profit

			Dollar	Percentage
	Three months ended		Increase	Increase
(In millions, except percentages)	December 30, 2005	December 31, 2004	(Decrease)	(Decrease)
Gross profit	$27.9	$19.7	$8.2	41.6%
Percentage of revenues	25.0%	22.3%
     Increase in gross profit from $19.7 million to $27.9 million was primarily due to increased revenues contributing $5.2 million in gross profit and changes in the mix of products sold increasing gross margin by approximately $3.0 million. Gross profit may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

     Selling, General and Administrative Expenses

			Dollar	Percentage
	Three months ended		Increase	Increase
(In millions, except percentages)	December 30, 2005	December 31, 2004	(Decrease)	(Decrease)
Selling, general and administrative	$14.7	$11.4	$3.3	29.2%
Percentage of revenues	13.2%	12.9%
     The increase in selling, general and administrative (SG&A) expenses in the third quarter of 2006 compared to the third quarter of 2005 was primarily attributable to higher selling costs due to our growth and higher facility related expenses due to the relocation of our Atlanta facilities of approximately $1.0 million. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.
     Independent Research and Development

			Dollar	Percentage
	Three months ended		Increase	Increase
(In millions, except percentages)	December 30, 2005	December 31, 2004	(Decrease)	(Decrease)
Independent research and development	$3.5	$1.9	$1.6	81.8%
Percentage of revenues	3.2%	2.2%
     The increase in independent research and development (IR&D) expenses reflects year over year increases in the government segment of $703,000 and the commercial segment of $882,000. The higher IR&D expenses reflect our recognition of certain opportunities in these markets and the need to invest in the development of new technologies to meet these opportunities.
     Amortization of Intangible Assets The intangible assets from acquisitions completed in fiscal year 2001, 2002 and fiscal year 2006 are being amortized over useful lives ranging from one to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized.
     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the nine months ended December 30, 2005	$4,718

Expected for the remainder of fiscal year 2006	2,088
Expected for fiscal year 2007	7,254
Expected for fiscal year 2008	5,584
Expected for fiscal year 2009	4,836
Expected for fiscal year 2010	1,612
Thereafter	4,694

$26,068
     Interest Expense Interest expense was $56,000 for the three months ended December 30, 2005 and $32,000 for the three months ended December 31, 2004 due to higher commitment fees as a result of increased line of credit availability compared to prior year. We had no outstanding borrowings under our line of credit at December 30, 2005 and December 31, 2004.
     Interest Income Interest income increased to $161,000 for the three months ended December 30, 2005 from zero for the three months ended December 31, 2004 due to higher average invested cash balances year over year.
     Provision (Benefit) for Income Taxes Our effective tax rate for the three months ended December 30, 2005 was approximately 17.8% compared to an 8.0% tax benefit for the three months ended December 31, 2004. We currently estimate our annual effective income tax rate to be approximately 22.7% for fiscal year 2006, as compared to the actual 6.0% effective income tax rate in fiscal year

2005. The income tax benefit of approximately 8% for the third quarter of fiscal year 2005 was lower than the annual effective tax rate primarily due to the recording of federal research and development tax credits allowed for the third quarter of fiscal year 2005. The 2004 Working Families Act, enacted on October 4, 2004, extended the federal research and development tax credit from June 30, 2004 to December 31, 2005. In the first and second quarters of fiscal year 2005, our estimated annual effective income tax rate did not include the effect of the extension of the federal research and development tax credit, which resulted in a catch-up adjustment of approximately $650,000 in the quarter. In addition, our estimate for fiscal year 2005 research and development tax credit increased, and we also recorded in the third quarter of fiscal year 2005 a benefit of approximately $300,000 relating to differences in estimates used when preparing our fiscal 2004 tax provision and actual amounts included in our 2004 tax return. Our estimated effective tax rate of 22.7% for fiscal year 2006 reflects the expiration of the federal research and development tax credit at December 31, 2005. If the federal research and development tax credit is reinstated, we will have a lower effective tax rate. In the event the federal tax credit for research and development expenses is reinstated, the amount of the reduction in our tax rate will depend on the effective date, the terms of the reinstatement as well as the amount of eligible research and development expenses in our fourth quarter of fiscal year 2006.
     A valuation allowance of $758,000 had been provided on deferred tax assets at April 1, 2005, related to California research credit carry forward realization. Based on projected future income and usage of California research credits we have reduced the valuation allowance by $758,000 in the third quarter of fiscal year 2006.
Our Segment Results for the Three Months Ended December 30, 2005 vs. Three Months Ended December 31, 2004
Government Segment
     Revenues

			Dollar	Percentage
	Three months ended		Increase	Increase
(In millions, except percentages)	December 30, 2005	December 31, 2004	(Decrease)	(Decrease)
Revenues	$53.2	$48.6	$4.6	9.5%
     The government segment received awards of $33.0 million for the third quarter of fiscal year 2006 compared to $73.4 million for the third quarter of fiscal year 2005. Revenue increases were predominantly derived from increased revenues in our government communications products of approximately $5.0 million compared to prior year, offset by slight sales decreases in various other products.

     Segment Operating Profit

			Dollar	Percentage
	Three months ended		Increase	Increase
(In millions, except percentages)	December 30, 2005	December 31, 2004	(Decrease)	(Decrease)
Operating profit	$12.0	$7.0	$5.1	72.3%
Percentage of government segment revenues	22.6%	14.4%
     The increase in government segment operating profit was primarily related to higher revenues and improved gross margins of approximately eight percentage points primarily from MIDS production and government broadband products. The increase in gross margins was partially offset by higher selling costs of $1.0 million and IR&D expenses of $703,000.
Commercial Segment
     Revenues

			Dollar	Percentage
	Three months ended		Increase	Increase
	December 30, 2005	December 31, 2004	(Decrease)	(Decrease)
Satellite Networks
(In millions, except percentages)

Revenues	$49.2	$31.5	$17.7	56.1%

Antenna Systems
(In millions, except percentages)

Revenues	$11.0	$9.5	$1.5	15.6%

Total Commercial Segment
(In millions, except percentages)

Revenues	$60.2	$41.1	$19.1	46.7%
     The increase in commercial segment revenues reflects higher sales in both the satellite networks and antenna systems product lines. The higher satellite networking systems revenue and antenna systems revenue is attributable to higher year over year backlog and the conversion of certain backlog to revenue. The majority of the increase was attributable to sales growth from consumer and mobile broadband products totaling approximately $15.8 million as compared to prior year.
     Segment Operating Profit

			Dollar	Percentage
	Three months ended		Increase	Increase
	December 30, 2005	December 31, 2004	(Decrease)	(Decrease)
Satellite Networks
(In millions, except percentages)

Satellite Networks operating profit (loss)	$(2.0)	$(0.8)	$(1.2)	143.1%
Percentage of Satellite Network revenues	(4.0)%	(2.6)%

Antenna Systems
(In millions, except percentages)

Antenna Systems operating profit	$0.4	$0.9	$(0.4)	(49.2)%
Percentage of Antenna Systems revenues	4.1%	9.3%

Total Commercial Segment
(In millions, except percentages)

Segment operating profit (loss)	$(1.5)	$0.1	$(1.6)	(2,033.3)%
Percentage of commercial segment revenues	(2.5)%	0.2%
     The decrease in commercial segment operating profit and percentage is primarily due to a charge of approximately $1.4 million for a settlement to exit a contract related to a radio frequency micro-positioning technology, an increase in IR&D expenses of $882,000 associated with the development of our DOCSIS-based consumer satellite broadband products and move costs incurred in the quarter of over $1 million to relocate our Georgia operations. These decreases were offset by improved performance in our consumer broadband programs.

Nine Months Ended December 30, 2005 vs. Nine Months Ended December 31, 2004
     Revenues

			Dollar	Percentage
	Nine months ended		Increase	Increase
(In millions, except percentages)	December 30, 2005	December 31, 2004	(Decrease)	(Decrease)
Revenues	$315.7	$255.0	$60.7	23.8%
     The increase in revenues was due to our beginning backlog of $361.9 million, customer awards of $310.4 million for the first nine months of our fiscal year 2006 and the conversion of certain backlog and awards into revenues. Revenues gains were experienced in both our government and commercial segments. Growth was primarily derived from our tactical data link products and certain information assurance products increasing approximately $36.3 million, increases from consumer and mobile broadband products of approximately $31.1 million, offset by decreases in our UHF mobile satellite communication and other products of approximately $6.7 million from prior year.
     Gross Profit

			Dollar	Percentage
	Nine months ended		Increase	Increase
(In millions, except percentages)	December 30, 2005	December 31, 2004	(Decrease)	(Decrease)
Gross profit	$78.1	$60.9	$17.2	28.2%
Percentage of revenues	24.8%	23.9%
     Gross profit dollars grew from the increase in revenue, and gross profit percentage was slightly higher as well compared to prior year. Results for the first quarter of fiscal year 2006 include a benefit related to a legal settlement with Xetron Corporation, which resulted in a net benefit to cost of revenues of $2.7 million. Excluding the effects of the Xetron settlement, gross profit percentages decreased slightly, 0.01%, compared to the same period last year.
     Selling, General and Administrative Expenses

			Dollar	Percentage
	Nine months ended		Increase	Increase
(In millions, except percentages)	December 30, 2005	December 31, 2004	(Decrease)	(Decrease)
Selling, general and administrative	$40.9	$34.4	$6.5	18.7%
Percentage of revenues	13.0%	13.5%
     SG&A expenses increased due to higher selling expenses in commercial segment, from higher sales year over year, greater bid and proposal expenses in the government segment, overall higher selling costs to support our growth and higher facility costs of approximately $1.4 million related to relocation of our Atlanta facilities, offset by various other net decreases.

     Independent Research and Development

			Dollar	Percentage
	Nine months ended		Increase	Increase
(In millions, except percentages)	December 30, 2005	December 31, 2004	(Decrease)	(Decrease)
Independent research and development	$10.4	$5.4	$5.0	93.8%
Percentage of revenues	3.3%	2.1%
     The increase in IR&D expenses reflects year over year increases in the government segment of $2.8 million and the commercial segment of $2.2 million. The higher IR&D expenses reflect our recognition of certain opportunities in these markets and the need to invest in the development of new technologies to meet these opportunities.
     Amortization of Intangible Assets The intangible assets from acquisitions completed in fiscal year 2001, 2002 and fiscal year 2006 are being amortized over useful lives ranging from one to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized.
     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the nine months ended December 30, 2005	$4,718

Expected for the remainder of fiscal year 2006	2,088
Expected for fiscal year 2007	7,254
Expected for fiscal year 2008	5,584
Expected for fiscal year 2009	4,836
Expected for fiscal year 2010	1,612
Thereafter	4,694

$26,068
     Interest Expense Interest expense increased to $238,000 for the nine months ended December 30, 2005 from $91,000 for the nine months ended December 31, 2004. Interest expense relates to short-term borrowings under our line of credit to cover working capital requirements. The increase in interest expense was from higher loan costs. We had no outstanding borrowings under our line of credit at December 30, 2005 and December 31, 2004.
     Interest Income Interest income increased to $168,000 for the nine months ended December 30, 2005 from $22,000 for the nine months ended December 31, 2004 due to higher average cash balances year over year.
     Provision for Income Taxes Our effective tax rate for the nine months ended December 30, 2005 was approximately 19.7% compared to 20.7% for the nine months ended December 31, 2004. We currently estimate our annual effective income tax rate to be approximately 22.7% for fiscal year 2006, as compared to the actual 6.0% effective income tax rate in fiscal year 2005. Our estimated annual effective tax rate of 22.7% for fiscal year 2006 reflects the expiration of the federal tax credit for research and development expenses at December 31, 2005. If the federal research and development tax credit is reinstated, we will have a lower effective tax rate. In the event the federal research and development tax credit is reinstated, the amount of the reduction in our tax rate will depend on the effective date, the terms of the reinstatement as well as the amount of eligible research and development expenses in our fourth quarter of fiscal year 2006.
     A valuation allowance of $758,000 had been provided on deferred tax assets at April 1, 2005, related to California research credit carry forward realization. Based on projected future income and usage of California research credits we have reduced the valuation allowance by $758,000 in the third quarter of fiscal year 2006.

Our Segment Results for the Nine Months Ended December 30, 2005 vs. Nine Months Ended December 31, 2004
Government Segment
     Revenues

			Dollar	Percentage
	Nine months ended		Increase	Increase
(In millions, except percentages)	December 30, 2005	December 31, 2004	(Decrease)	(Decrease)
Revenues	$156.2	$127.7	$28.5	22.3%
     The government segment received awards of $173.1 million for the first nine months of fiscal year 2006 compared to $178.9 million for the first nine months of fiscal year 2005. The conversion of certain backlog and orders to revenue contributed to revenue growth. Increased revenues were primarily attributed to the following products: $25.0 million increase for tactical data links, principally our MIDS production units and MIDS JTRS development, $11.3 million increase for certain information assurance systems and products, offset by decreases of approximately $7.3 million primarily in our UHF satellite communications products.
     Segment Operating Profit

			Dollar	Percentage
	Nine months ended		Increase	Increase
(In millions, except percentages)	December 30, 2005	December 31, 2004	(Decrease)	(Decrease)
Operating profit	$31.7	$20.9	$10.8	51.6%
Percentage of government segment revenues	20.3%	16.4%
     The increase in government segment operating profit dollars was primarily related to the impact from increased revenue period over period contributing approximately $10.8 million in improved gross profit particularly in our tactical data links products partially offset by higher SG&A expenses of $4.9 million and IR&D expenses of $2.8 million.
Commercial Segment
     Revenues

			Dollar	Percentage
	Nine months ended		Increase	Increase
	December 30, 2005	December 31, 2004	(Decrease)	(Decrease)
Satellite Networks
(In millions, except percentages)

Revenues	$131.0	$102.0	$29.0	28.4%

Antenna Systems
(In millions, except percentages)

Revenues	$33.7	$29.4	$4.3	14.5%

Total Commercial Segment
(In millions, except percentages)

Revenues	$164.7	$131.4	$33.3	25.3%
     The increase in revenues reflects improved competitive positioning across all our commercial products, more favorable market conditions in the commercial telecommunications market for our VSAT network products and further development of our in-flight and consumer satellite broadband internet systems. Revenue increases were primarily attributable to increases of $31.1 million from our consumer and mobile broadband products and $4.3 million for antenna systems, offset by decreases in various other products for the first nine months of fiscal year 2006 over the first nine months of fiscal year 2005.

     Segment Operating Profit

			Dollar	Percentage
	Nine months ended		Increase	Increase
	December 30, 2005	December 31, 2004	(Decrease)	(Decrease)
Satellite Networks
(In millions, except percentages)

Satellite Networks operating profit (loss)	$(5.3)	$(0.3)	$(5.0)	1,892.5%
Percentage of Satellite Network revenues	(4.0)%	(0.3)%

Antenna Systems
(In millions, except percentages)

Antenna Systems operating profit	$2.9	$2.6	$0.3	13.3%
Percentage of Antenna Systems revenues	8.6%	8.7%

Total Commercial Segment
(In millions, except percentages)

Segment operating profit (loss)	$(2.4)	$2.3	$(4.7)	(204.7)%
Percentage of commercial segment revenues	(1.5)%	1.8%
     The decrease in commercial segment operating profit dollars was primarily attributed to increased Company funded research and development expenses of $2.2 million and decreases in gross margin primarily due to cost overruns and contract exit costs related to a commercial radio frequency micro-positioning technology products of $2.5 million.
Backlog
     As reflected in the table below, funded backlog increased while total firm backlog decreased during the first nine months of fiscal year 2006 with the increase coming from our government segments.

	December 30, 2005	April 1, 2005
	(in millions)
Firm backlog
Government segment	$211.2	$194.6
Commercial segment	148.5	167.3

Total	$359.7	$361.9

Funded backlog
Government segment	$136.0	$109.4
Commercial segment	147.0	163.9

Total	$283.0	$273.3

Contract options	$36.9	$23.0

     The firm backlog does not include contract options. Of the $359.7 million in firm backlog, approximately $104.8 million is expected to be delivered during the remaining three months of fiscal year 2006, and the balance is expected to be delivered in fiscal year 2007 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.
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
     Cash provided by operating activities for the first nine months of fiscal year 2006 was $30.0 million as compared to cash used by operating activities for the first nine months of fiscal year 2005 of $4.4 million. The increase in cash provided by operating activities was primarily attributable to net income and non-cash add-backs of $32.3 million less working capital reduction of $2.3 million. Billed accounts receivable increased due to increased shipments in both our government and commercial segments and the achievement of program milestones. Unbilled accounts receivable decreased due to the achievement of milestones primarily on tactical data links, information assurance, consumer broadband and enterprise VSAT programs. We believe the unbilled accounts receivable balances will continue to decline as we achieve further program milestones and increase production deliveries.
     Cash used in investing activities for the first nine months of fiscal year 2006 was $28.6 million as compared to cash used in investing activities for the first nine months of fiscal year 2005 of $8.9 million. The increase in cash used in investing activities primarily relates to $16.0 million in cash used to acquire Efficient Channel Coding, Inc. (ECC) and asset purchases for our new facilities in Carlsbad and Atlanta, which are both expected to be substantially completed in fiscal year 2006.
     Cash provided by financing activities for the first nine months of fiscal year 2006 was $6.3 million as compared to cash provided by financing activities for the first nine months of fiscal year 2005 of $3.5 million. Activity for both years is solely due to cash received from the exercise of employee stock options and stock purchases through our stock purchase plan.
     At December 30, 2005, we had $22.2 million in cash, cash equivalents and short-term investments, $148.4 million in working capital and no outstanding borrowings under our line of credit. We had $5.8 million outstanding under standby letters of credit leaving borrowing availability under our line of credit of $54.2 million. At April 1, 2005, we had $14.7 million in cash and cash equivalents and short-term investments, $138.9 million in working capital and no outstanding borrowings under our line of credit.
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
     The Facility contains financial covenants that set a minimum EBITDA limit for the twelve-month period ending on the last day of any fiscal quarter at $30 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00. We were in compliance with our loan covenants at December 30, 2005.

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
Contractual Obligations
     The following table sets forth a summary of our obligations under operating leases, irrevocable letters of credit, purchase commitments and other long-term liabilities for the periods indicated (in thousands):

		For the remainder of	For the fiscal years
	Total	fiscal year 2006	2007-2008	2009-2010	After 2010
Operating leases	$81,465	$1,548	$15,891	$15,814	$48,212
Standby letters of credit	5,788	986	2,269	—	2,533
Land purchase commitment	3,115	3,115	—	—	—
Purchase commitments	137,276	30,791	106,485	—	—

Total	$227,644	$36,440	$124,645	$15,814	$50,745

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
     On September 15, 2005, we entered into an agreement to purchase approximately 10 acres of land adjacent to a leased facility for approximately $3.1 million. We completed this transaction in January 2006.
Future Accounting Requirements
     In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement No. 123 (SFAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. In accordance with the new rule, the accounting provisions of SFAS 123R will be effective for us in the first quarter of fiscal year 2007. We will adopt the provisions of SFAS 123R and plan to use the modified prospective transition method.
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

Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements at December 30, 2005.
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
A Significant Portion of Our Revenues Is Derived from a Few of Our Contracts
     A small number of our contracts account for a significant percentage of our revenues. Our largest revenue producing contracts are related to our tactical data links (which includes MIDS) products generating approximately 26% of our revenues in the first nine months of fiscal year 2006, 22% of our revenues in fiscal year 2005 and 15% of our revenues in fiscal year 2004. Our five largest contracts generated approximately 44% of our revenues in the first nine months of fiscal year 2006, 27% of our revenues in fiscal year 2005 and 24% of our revenues in fiscal year 2004. The failure of these customers to place additional orders or to maintain these contracts with us for any reason, including any downturn in their business or financial condition, or our inability to renew our contracts with these customers or obtain new contracts when they expire, could materially harm our business and impair the value of our common stock.
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
Our Development Contracts May Be Difficult for Us to Comply With and May Expose Us to Third-Party Claims for Damages
     We are often party to government and commercial contracts involving the development of new products. We derived approximately 24% of our revenues in the first nine months of fiscal year 2006, 24% of our revenues in fiscal year 2005 and 29% of our revenues in fiscal year 2004 from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones. In the past, when we have not complied with the performance obligations or project milestones in a contract, generally, the other party has not elected to terminate the contract or seek damages from us. However, we cannot assure you in the future other parties will not terminate their contracts or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.
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

Our Operating Results May Be Adversely Affected by Unfavorable Economic and Market Conditions
     Adverse and uncertain economic conditions worldwide have had significant effects on markets we serve, particularly satellite communications equipment manufacturers, service providers and network operators, and have had a negative effect on our revenues. Adverse and uncertain economic conditions may affect our business in the future, including our ability to increase or maintain our revenues and operating results. In addition, because we intend to continue to make investments in research and development, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.
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
We May Experience Losses from Our Fixed-Price Contracts
     Approximately 89% of our revenues for the first nine months of fiscal year 2006, 88% of our revenues in fiscal year 2005 and 89% of our revenues in fiscal year 2004 were derived from government and commercial contracts with fixed prices. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. In the past, we have experienced significant cost overruns and losses on fixed price contracts. We believe a high percentage of our contracts will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.
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
     Our reliance on contract manufacturers and on sole suppliers or a limited group of suppliers involves several risks. We may not be able to obtain an adequate supply of required components, and our control over the price, timely delivery, reliability and quality of finished products may be reduced. The process of manufacturing our products and some of our components and subassemblies is extremely complex. We have in the past experienced and may in the future experience delays in the delivery of and quality problems with products and components and subassemblies from vendors. Some of the suppliers we rely upon have relatively limited financial and other resources. Some of our vendors have manufacturing facilities in areas that may be prone to natural disasters and other natural occurrence that may affect their ability to perform and deliver under our contract. If we are not able to obtain timely deliveries of components and subassemblies of acceptable quality or if we are otherwise required to seek alternative sources of supply, or to manufacture our finished products or components and subassemblies internally, it could delay or prevent us from delivering our systems promptly and at high quality. This failure could damage relationships with current or prospective customers, which, in turn, could materially harm our business and impair the value of our common stock.
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
Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions and Currency Fluctuations
     Approximately 19% of our revenues for the first nine months of fiscal year 2006, 27% of our revenues in fiscal year 2005 and 24% of our revenues in fiscal year 2004 were derived from international sales. We anticipate international sales will account for an increasing percentage of our revenues over the next several years. Many of these international sales may be denominated in foreign currencies. Because we do not currently engage in nor do we anticipate engaging in material foreign currency hedging transactions related to international sales, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.
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
Our Reliance on U.S. Government Contracts Exposes Us to Significant Risks
     Our government segment revenues were approximately 50% of our revenues in the first nine months of fiscal year 2006, 51% of our revenues in fiscal year 2005 and 46% of our revenues in fiscal year 2004, and were derived from U.S. government applications. Our U.S. government business will continue to represent a significant portion of our revenues for the foreseeable future. U.S. government business exposes us to various risks, including:
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
We Depend Heavily on the VSAT Market
     We derived approximately 20% of our revenues for the first nine months of fiscal year 2006, 26% of our revenues in fiscal year 2005 and 28% of our revenues in fiscal year 2004 from sales of VSAT communications networks. A significant decline in this market, increased competition from alternative technologies (DSL, cable and terrestrial wireless) or the replacement of VSAT technology by an alternative technology could materially harm our business and impair the value of our common stock.
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
     We cannot assure you our product or technology development efforts for communications products will be successful or any new products and technologies we develop, including ArcLight, KG-250, MIDS-JTRS, Surfbeam (our DOCSIS-based consumer broadband product), DVB-S2 and LinkStar, will achieve sufficient market acceptance. We may experience difficulties that could delay or prevent us from successfully selecting, developing, manufacturing or marketing new products or enhancements. In addition, defects may be found in our products after we begin deliveries that could result in the delay or loss of market acceptance. If we are unable to design, manufacture, integrate and market profitable new products for existing or emerging communications markets, it could materially harm our business and impair the value of our common stock.
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

We Expect to Incur Research and Development Costs, Which Could Significantly Reduce Our Profitability
     Our future growth depends on penetrating new markets, adapting existing communications products to new applications, and introducing new communications products that achieve market acceptance. Accordingly, we are actively applying our communications expertise to design and develop new hardware and software products and enhance existing products. We expended $10.4 million in the first nine months of fiscal year 2006, $8.1 million in fiscal year 2005 and $10.0 million in fiscal year 2004 in research and development activities. We expect to continue to spend discretionary funds on research and development in the near future. The amount of funds spent on research and development projects is dependent on the amount and mix of customer funded development, the types of technology being developed and the affordability of the technology being developed. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the near future. Our research and development program may not produce successful results, which could materially harm our business and impair the value of our common stock.
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
Changes in Financial Accounting Standards Related to Stock Option Expenses Are Expected to Have a Significant Effect on Our Reported Results
     The FASB issued a revised standard that requires that we record compensation expense in the statement of operations for employee stock options using the fair value method. The adoption of the new standard is expected to have a significant effect on our reported earnings and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to establish the value of stock options. As a result, the adoption of the new standard in fiscal year 2007 could impair the value of our common stock and result in greater stock price volatility.
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
Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence Over Matters Requiring Stockholder Approval
     As of February 2, 2006, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 19% of our common stock. Accordingly, these stockholders may be able to significantly influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. These stockholders may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. This ownership interest could also have the effect of delaying or preventing a change in control.
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
     As of December 30, 2005, there was a foreign currency exchange contract outstanding which was intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign exchange contract with a notional amount of $5.9 million had a fair value of a net liability of $340,000 as of December 30, 2005. The fair value of this foreign currency forward contract as of December 30, 2005, would have changed by $560,300 if the foreign currency exchange rate for the Euro to the U.S. dollar on this forward contract had changed by 10%. We had no foreign currency transactions outstanding at December 31, 2004.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the Securities and Exchange Commission’s rules and forms. We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 30, 2005, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 30, 2005.
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
Item 1A. Risk Factors
     Please refer to the section “Factors That May Affect Future Performance” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of risk factors.

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

VIASAT, INC.

February 8, 2006	/s/ Mark D. Dankberg

Mark D. Dankberg
Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

/s/ Ronald G. Wangerin

Ronald G. Wangerin
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)