Form 10-K
period 2006-03-31
VIASAT INC
filed 2006-06-06
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended March 31, 2006
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
Common Stock, $.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of September 30, 2005 was approximately $529,168,888 (based on the closing price on that date for shares of the registrant’s Common Stock as reported by the Nasdaq National Market). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of May 26, 2006 was 27,739,580.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended March 31, 2006.

VIASAT, INC.

FORM 10-K
For the fiscal year ended March 31, 2006

PART I

Item 1.	Business

All references in this annual report to our fiscal year 2006 refer to the fiscal year ended on March 31, 2006. Unless otherwise indicated, all references in this annual report to periods of time (e.g., quarters and years) are to fiscal periods.

We were incorporated in California in 1986 and reincorporated in Delaware in 1996. Our website address is www.viasat.com. This website is not part of this filing. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material has been electronically filed with or furnished to the Securities and Exchange Commission (SEC). They are also available free of charge on the SEC’s website at www.sec.gov. In addition, any materials filed with the SEC may be read and copied by the public at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Introduction

We are a leading provider of advanced digital satellite communications and other wireless and secure networking and signal processing equipment and services to the government and commercial markets. Although we initially focused primarily on developing satellite communication and simulation equipment for the U.S. government, we have successfully diversified into other related satellite and wireless markets serving government as well as commercial customers. During the period from April 2000 to January 2002, we acquired (1) a commercial satellite equipment business and large antenna manufacturing business from Scientific-Atlanta, Inc. (SA), (2) a satellite networks systems design business, Comsat Laboratories, from Lockheed Martin Global Telecommunications, LLC (LMGT), (3) a monolithic microwave integrated circuit (MMIC) and module business, US Monolithics, LLC (USM) and, in December 2005, (4) a commercial satellite equipment and custom chip design business, Efficient Channel Coding, Inc. (ECC). These acquisitions further enhanced our strategic positioning in the commercial and government wireless and satellite communication markets as well as significantly expanded our intellectual property portfolio. As a result of this diversification, we have transitioned from a primarily defense-oriented company to a company with approximately equal amounts of government and commercial business. We believe our diversification, combined with our ability to effectively apply technologies between government and commercial markets, provides us a strong foundation to sustain and enhance our leadership in advanced wireless communications and secure networking technologies.

Generally, our sales consist of either:

•	Project contracts to study, research, develop, test, support, and manufacture customized communication systems or products for both government or commercial customers. Research and development costs for these customized projects and products are often customer-funded. Once completed, many of our customized communications products are later marketed and sold to other customers as standard “off the shelf” products.

•	Selling, deploying, and supporting our standard “off-the-shelf” products for both government or commercial customers. These standard products are generally developed through a combination of customer and discretionary internal research and development funding.

Our customers include a variety of government and commercial entities. Government contracts are either direct with U.S. or foreign governments, or indirect through domestic or international prime contractors. Purchasers of our standard off-the-shelf products include U.S. and foreign governments, domestic and international prime contractors, telecommunications service providers, and commercial enterprises. We also enter into contracts to design, develop and manufacture customized satellite network systems and equipment for domestic and international commercial customers. Our individual contracts may range in value from thousands of dollars to tens of millions of dollars.

Segment Overview

We are organized principally in two segments: government and commercial. Our government business encompasses specialized products principally serving defense customers and includes:

Tactical Data Links.  Our Tactical Data Links product line primarily consists of our multifunction information distribution system (MIDS) product. The MIDS terminal operates as part of the Link-16 line-of-sight tactical radio system, which enables real time data networking among ground and airborne military users providing an electronic picture of the entire battlefield to each user in the network. We are also currently in the development phase of a MIDS terminal for the U.S. Department of Defense’s (DoD) JTRS airborne radio program, referred to as MIDS-JTRS. We are one of only two current U.S. government certified providers of MIDS production units.

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

Government Satellite Communication Systems.  We have a 15 year history of leadership in the UHF satellite communication terminal market. This includes the design and development of modems, terminals and test and training equipment operating over the military UHF satellite band. These products are used in “manpack” satellite communication terminals as well as airborne, ship, shore and mobile applications. In addition, we also specialize in leveraging our commercial satellite technology into military applications. We generally focus on opportunities for high-speed satellite communications products which operate in higher frequencies.

We believe our long standing strength in developing complex secure wireless and satellite networking communications technologies for both government and commercial customers provides us with opportunities for growth into new markets as the U.S. military looks to upgrade its secure wireless and satellite technology with a mix of customized development and commercial technologies.

The commercial segment comprises two business product groups: satellite networks and antenna systems. Our commercial business comprises an end-to-end capability to provide customers with satellite communication equipment solutions and includes:

Consumer Broadband.  Our consumer products include the development of equipment and technology across multiple satellite standards, including the development of DOCSIS® (Data Over Cable Service Interface Specification)-based terminals and gateways.

Mobile Broadband.  Our mobile broadband products include the design and development of airborne, maritime and ground mobile terminals and systems. Existing certified systems in the in-flight broadband market include Connexion by Boeing® and SKYLink for ARINC. We are also developing systems for the maritime and ground mobile markets.

Enterprise VSAT.  Our Enterprise VSAT (Very Small Aperture Terminal) satellite communication products and services comprises a wide range of terminals, hubs, and networks control systems as well as network management services for customers in North America and internationally.

Satellite Networking Systems Design and Technology Development.  We perform leading-edge research and development for satellite communications systems and have developed an extensive portfolio of technologies. Technologies include satellite networking, beam forming modems, coding, voice and video encoding, IP and ATM via satellite, satellite ground terminals, onboard processing, advanced satellite design, and antennas.

Integrated Circuit Design and Development.  Our subsidiaries, USM and ECC, specialize in the design of integrated circuits, packaged components, and modules for commercial, military and space applications. Areas of expertise include high frequency communication technology, MMIC semiconductor design, high-power transceiver design, high levels of functional integration, high-frequency packaging and design for low-cost manufacturing.

Antenna Systems.  We provide antenna systems for both commercial and defense communications. We have a 40-year legacy in the design, test, manufacture and installation of antennas from three to 18 meters. Applications for these antenna systems include large system gateways, VSAT or video broadcast hubs, image retrieval by satellite, transportable antennas, and telemetry, tracking and control.

With expertise in commercial satellite network engineering, gateway construction, and remote terminal manufacturing for all types of interactive communications services, we believe the diversity of our business provides the opportunity to seek new opportunities in a variety of emerging wireless markets and applications.

Strategy

Our objective is to leverage our advanced technology and capabilities to:

•	Increase our role as the government transitions to Internet Protocol (IP) based, highly secure, network-centric based warfare.

•	Develop high-performance, feature rich, low-cost technology to grow the size of the commercial enterprise and consumer satellite broadband markets while also capturing a significant share of these growing markets.

•	Maintain a leadership position, while reducing costs and increasing profitability, in our legacy satellite and wireless communications markets.

The principal elements of our strategy are:

•	Address increasingly larger markets. We have applied this same principle for the life of the company. The size of customer funded opportunities we can credibly address directly correlates to our annual revenue. By increasing our revenues, we anticipate we will be more successful in capturing customer funded R&D opportunities for increasingly larger projects.

•	Steadily evolve into “neighboring” products, projects, technologies & markets. We anticipate continued growth via evolutionary steps by:

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

•	A complementary mix of defense and commercial products, projects, and geographic markets. We constantly aims for a diversified mix of businesses that is unified through common underlying technologies, customer applications, market relationships or other factors. We believe this complementary mix, combined with our ability to effectively apply technologies between government and commercial markets, provides us a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies.

•	Augment customer funded research and development with discretionary research and development to enter or leverage new markets or technologies. We use availability of customer funding or co-investments for product development as an important factor in choosing where to apply our own discretionary research and development resources.

•	Continue to take informed, diversified and prudent risks in advancing technologies to achieve leading and pioneering positions in target markets. Our technical orientation and competence is usually most valuable in addressing programs involving significant technical challenges which often carry the greatest risks. We emphasize the ability to identify, evaluate, and resolve sources of technology risk in pursuing new program and market opportunities.

•	Sustain a large (relative to our size) and highly proficient engineering staff to capture and perform our target projects. Since customer funded research and development is an important aspect of our business, we believe it is important to sustain a large, highly competent, engineering team. We believe we offer a very competitive compensation, benefits and work environment to attract and maintain employees. Perhaps even more important, we believe we tend to seek and attract engineers who embrace our business approach and the associated technology challenges it offers. So far, this has enabled us to offer good value to our customers in terms of product performance, reduction of technological risks, and competitive pricing.

•	High quality, cost effective outsourced manufacturing supply chain. Since inception, we have chosen to strategically out-source much of our manufacturing operations. We believe this reduces operating costs, reduces capital investments, facilitates rapid adoption of the most modern and effective manufacturing technologies, provides flexible response to fluctuating product demand, and focuses our resources on designing for producibility. We manage out-sourced manufacturing through our ISO-9001:2000 quality process and have established enduring relationships with key suppliers.

Government

Market Opportunity

Our government revenues grew by over 20%, 37% and 56% during the fiscal years 2006, 2005 and 2004, respectively. While there may be several interpretations or explanations for our growth during these years, we believe there are three basic themes and believe those themes may persist in our government markets for several years:

•	The critical role of collection and dissemination of real-time information in executing high-speed, high precision, highly mobile warfare over dispersed geographic areas. There are two important aspects of this. The first is reflected in the Department of Defense’s (DoD) transition to “network-centric warfare,” which emphasizes the importance of real time data networks of all types via multiple transmission media. The second is the growing importance of satellite-based communications, in particular, as the most reliable method of connecting rapidly moving forces who may simply out-run the range of terrestrial radio links.

•	The growing importance of Internet Protocol (IP) networks in the DoD compared to older circuit based systems — especially in light of network-centric warfare. We believe IP networks will drive a fundamental restructuring of DoD’s secure information networks, which will take several years to complete.

•	We believe that over the next decade or so many of the previous generation of defense communications satellite networks will expire or become obsolete. New programs are underway or in planning to define, develop, procure and deploy systems to replace them. While we have been successful in capturing defense satellite ground system business in the past, we believe these new programs present more opportunities for bidding on new contracts than we have seen historically.

We believe these fundamentals offer growth opportunities for each of our government product areas.

Our government segment includes the following product lines: (1) Tactical Data Links, (2) Tactical Networking and Information Assurance, and (3) Government Satellite Communication Systems.

Tactical Data Links

Our Tactical Data Links product line is anchored by the MIDS terminal market and the MIDS Joint Tactical Radio System (MIDS JTRS) development program. We are a MIDS prime contractor and are one of only three international and one of two U.S. qualified providers of MIDS production units. To date, we have received orders for over 1,100 terminals.

MIDS is a specific implementation of a secure, anti-jam, tactical data radio intended primarily for air-to-air, air-to-ship, and air-to-ground real time transmission of situational awareness and command and control information using the “Link-16” protocol. MIDS JTRS will be a Software Compliant Architecture (SCA) new generation radio system for the F/A-18 E/F initially that will perform all the current MIDS functionality and will be capable of operating advanced waveforms to meet future network centric operations radio system requirements.

MIDS terminals have been deployed all over the world and are fully operational in the U.S. Air Force, Navy and Army forces. Future plans include system upgrades to the MIDS terminals already deployed as well as terminals to be delivered in the future. We believe the U.S. government has invested substantially in Link-16 and MIDS and it is unlikely that other defense contractors will in the immediate future be qualified to supply Link-16 terminals for the DoD platforms designated to receive MIDS.

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

MIDS terminals are currently in full rate production and in the next few years MIDS JTRS is expected to migrate from a development and qualification program to low rate initial production phase and then to full rate production. We believe this will likely lead to higher ordering rates in aggregate. While MIDS production represents the largest portion of this product line, we believe MIDS JTRS will eventually surpass the MIDS production rates. In addition, there are other related ongoing and potential opportunities including development of a low cost weapon data link and expanded requirements for Link-16 capabilities and support equipment.

We compete with Data Link Solutions (DLS), a joint venture between Rockwell Collins and BAE North America, and EuroMIDS, which is a consortium comprised of four European contractors, Selex (Italy), Thales (France), EADS (Germany), and Indra (Spain). We are co-developing, with DLS, the MIDS JTRS radio system under an accelerated contract for the U.S. Navy and U.S. Air Force with international participation in the program.

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

During the past few years, DoD has moved toward IP encryption and developed a new standard to create an interoperable environment for such devices. The new standard is called HAIPE IS, or High Assurance Internet Protocol Encryption Interoperability Specification. The HAIPE IS standard has become the security foundation for the DoD’s Global Information Grid (GIG), an initiative to achieve information superiority by connecting soldiers to the information they need, when they need it, no matter where they are. We are a charter member of the industry working group charged with maintaining and evolving the HAIPE IS standard. In 2004, we obtained certification for both our first and second HAIPE IS compliant cryptos, the KG-250 and the KG-250A. These are similar 100 megabits per second (Mbps) products that can be applied to different environments. In 2006, we received certification of our gigabit per second HAIPE IS compliant crypto, the KG-255.

Another important aspect to the information security market is the DoD’s efforts to update its communications security products through an initiative known as “Crypto Modernization.” The focus of this initiative is to completely replace the DoD’s legacy inventory of encryptors with a new generation of programmable cryptographic devices. We anticipate the U.S. government will invest approximately $10 billion over ten years to modernize this information security infrastructure. Some of this investment consists of the information assurance part of initiatives such as JTRS and TSAT, and some is through smaller programs specifically created to replace legacy encryption devices.

In response to these trends, we have developed a programmable, high assurance cryptographic architecture specifically designed to support Type 1 networking that is flexible enough to be applied to both stand-alone network encryptors and multi-channel embedded network encryptors. Our architecture, PSIAM, is a Programmable and Scalable Information Assurance Module architecture, that is designed to meet the requirements of Crypto Modernization, HAIPE IS and the GIG. We believe most of our growth in the information security market is due to our customers’ recognition that the PSIAM meets their emerging information assurance requirements. The KG-250, KG-250A and KG-255, and the Navy’s Common Data Link System encryptor are all certified PSIAM based products. Other important PSIAM based products and programs undergoing certification which highlight our ability to compete using this approach include:

•	The embedded programmable INFOSEC module for the U.S. Air Force’s Family of Beyond Line of Sight Terminal (FAB-T).

•	The embedded crypto subsystem for the MIDS JTRS.

•	Our family of tactical high assurance filters including the JMINI High Assurance Guard for the U.S. Navy and the Secure Gateway/Trusted Filter for CECOM.

We are currently developing the second generation of PSIAM technology, reducing the size and cost of the implementations, and adding multi-level, multi-channel capabilities. We believe this technology investment will provide even greater growth potential than the first generation has the last few years.

Tactical Networking

For more than 10 years, we have offered VDC products which provide reliable data communications over noisy, error-prone radio networks. Our VDC product line is compatible with an interoperable military standard known as MIL-STD 188-184 and is primarily used on mobile tactical radios for reliable data communications. We manufacture both gateway and network edge versions of these products. Many of our product users are involved in “special operations” and similar light or highly mobile forces organizations. We believe we hold a leading position in a portion of this market with multi-band and SATCOM radio users, with approximately 25,000 data controller products fielded. We have strong name brand recognition with these products, which we believe provide excellent reliability and performance. The networking features of these products allow users to realize the connectivity goals of the GIG today using their legacy radios even before transformation communication programs such as JTRS are available, albeit at lower data rates. We offer applications supporting email, file transfer, and instant messaging that are optimized to run with our products to support extension of the tactical network to vehicle based and dismounted soldiers. We are currently integrating other IP applications such as situational awareness and mission planning into our product offerings to increase the utility of our products to our customers.

There continue to be market opportunities in this product area through continual deployment of the gateway version of these products into the DoD’s core network infrastructure, which in turn results in significant edge product sales. We have also developed improvements targeted at the customers current requirements, which include providing interface capability to every major tactical radio and computing device in the DoD inventory, providing messaging applications that take full advantage of the VDC’s capabilities, and implementing an IP layer to network radio networks with wired networks.

We seek to improve our VDC products by providing incremental advancements to both their network capabilities and communications performance. Our advantage in this market is our continuous product evolution and excellent customer support enabled by our unique knowledge of user requirements.

Government Satellite Communication Systems

Our Government Satellite Communication Systems (GSS) product line has expanded from UHF products and services to also address high speed terminals and high speed embedded modems. The product line of GSS consists primarily of stand-alone and embedded satellite modems, portable and deployable terminals, and test and training equipment operating over the military UHF, Defense Satellite Communication Systems (DSCS) satellites and military leased commercial satellites.

UHF satellite terminals are generally required to support a complex set of interoperable networking standards known as MIL-STD 188-182 and MIL-STD 188-183 — also called, collectively, UHF DAMA (Demand Assigned Multiple Access). We are a leading supplier of UHF DAMA terminals, modems, and network control systems for both U.S. and allied military and prime contractors.

Our key UHF products include:

•	The UHF DAMA satellite modem embedded in Raytheon’s AN/PSC-5 “manpack” satcom terminal. (Raytheon has also designed our UHF DAMA modem into other related terminals such as the Tactical Tomahawk cruise missile and other multi-band tactical radios),

•	The RT-18xx family of modular UHF satcom terminals for airborne, ship and shore installations,

•	The MD-1324 stand-alone UHF DAMA modem,

•	The DOCCT/S (DAMA Orderwire Control Channel Trainer/Simulator) test and training system, and

•	Related UHF satellite terminal products including antenna combining systems, network control terminals and software, and end-user software applications.

Recently we have been expanding our government satellite systems focus to expand the product lines for “manpack” satcom terminals and to leverage our broadband commercial satellite technology to provide high speed network solutions into the military satellite communications market for the U.S. government and its prime contractors. We believe there are significant growth opportunities providing IP network solutions to airborne, ship, shore and mobile platforms to government end users that need high-speed access beyond the reach of terrestrial networks.

Our new products include:

•	The EBEM High Speed modem, which is used for fixed sites and shipboard tactical installations operating on DSCS and leased commercial satellites. This product is currently completing development testing and will be entering full scale production during fiscal year 2007.

•	Integrated Transportable satellite terminals based on our existing enterprise VSAT, bandwidth on demand satellite network systems such as the LINKWAY® and LinkStar®. The Integrated Transportable terminals satisfy near term communications requirements of our U.S. government customers. The Joint Combat Camera Imagery and Coalition Military Network systems fielded in Iraq, and the FEMA “mesh” systems fielded to support disaster relief exemplify these types of products.

•	The on-the-move ground mobile terminal family, which offers true broadband IP access to vehicles needing high speed, affordable beyond line-of-sight network access. This product line continues to be evaluated by both U.S. government and prime contractors for a variety of mobile applications.

•	The new integrated secure ruggedized portable terminal, which is being developed to operate on the Inmarsat BGAN service while providing Type-1 secure IP connectivity. Development is expected to be completed in fiscal year 2007.

Customers and Markets

Customers

The primary customers for our government segment are the U.S. DoD, other U.S. government department agencies and departments, international allied nations and large defense contractors. While most of our customers are based in the United States, many of our large defense contractor customers have recently been leveraging our network design experience and the advanced capabilities of our products to sell communications products to international military forces. Examples of large defense contractors with which we have worked in the past include Raytheon Systems Company, Lockheed Martin Corporation, The Boeing Company, Northrop Grumman Corporation, ITT Industries, and Selex.

Sales and Marketing

We use both direct and indirect sales channels to sell our government products. We have approximately 15 sales and marketing personnel who offer our government products. All but three of these sales personnel are located in the United States. International government sales are conducted primarily through our U.S. sales personnel. Although many of our sales are generated from direct sales, we often sell our products to prime contractors responsible for developing the entire network system where our products are integrated and embedded into the system.

Our government sales teams consist of engineers, program managers, marketing managers and contract managers who work together to identify business opportunities, develop customer relationships, develop solutions for the customer’s needs, prepare proposals and negotiate contractual arrangements. The period of time from initial contact through the point of product sale and delivery can take over three years for more complex product developments or for product development including prototypes and demonstrations. Products already in production can usually be delivered to a customer between 90 to 180 days.

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

Competition

Within our government segment, we generally compete with defense electronics product, subsystem or system manufacturers such as Rockwell Collins, L-3 Communications, Harris Corporation, General Dynamics, BAE Systems or similar companies. We may occasionally compete directly with the largest defense prime contractors, who are also customers, including Boeing, Lockheed Martin, Northrop Grumman or Raytheon Systems. We also frequently partner or team with these same companies (large or mid-tier) to compete against other teams for large defense programs. Almost all of the companies with which we compete are substantially larger than us.

Commercial

Market Opportunity

The introduction of satellite communications technology in the 1960’s represented a fundamental change in communications networks. A communications satellite, in essence, provides the ability to route a communications signal through the sky. Signals are sent from users on the ground to the satellite, which then amplifies the signal and sends it back to end-users on the ground. Depending on the altitude of a satellite’s orbit, it can cover a geographic area, or footprint, larger than the size of a continent. The key components of a satellite communications system include:

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

Broadband Internet Applications.  In recent years, there has also been an increase in the use of satellites for broadband Internet traffic. This growth has been centered on connecting consumers and businesses with the Internet. Satellite capacity is often used where fiber cable is prohibitively expensive or rare, such as rural areas or emerging countries. More recently, certain satellite operators have begun investing in next generation spot-beam satellites specifically designed for low cost broadband access. We expect satellite communications to offer a cost-effective augmentation capability for Internet Service Providers (ISPs), service providers offering broadband internet access, particularly in markets where ground-based networks are unlikely to be either cost-effective or abundant. Additionally, satellite broadcast architecture provides an alternative for ISPs, which are dealing with congestion associated with the distribution of increasing amounts of high-capacity multimedia content on the Internet.

Our commercial business offers a broad range of satellite communications and other wireless communications products and solutions in the following product areas: (1) Satellite Networks comprising consumer and mobile broadband products, enterprise VSAT networks products and services, systems design and technology development and integrated circuit and MMIC design and development; and (2) Antenna Systems.

Satellite Networks

Consumer Broadband

Our consumer broadband products enable broadband access to the global information infrastructure via satellites. We provide system solutions, equipment and support to service providers who distribute directly to end users, such as consumers, and provide the equipment employed by the end user of the service.

For the fixed site, last mile broadband access market, we believe the key elements for a cost-effective solution for our customers are (1) access to specialized broadband satellites, which provide low cost satellite capacity and better efficiencies (2) availability of low cost customer premise equipment (CPE), and (3) low per subscriber operational and support costs to support large scale deployments. We focus on providing solutions which make more efficient use of the available satellite bandwidth (i.e., more subscribers per satellite), leverage mass market chipsets and innovative radio frequency technology to create low cost CPE, and include an extensive set of tools to automate customer fulfillment and support. Equally important is our emphasis on working closely with satellite operators (e.g., WildBlue and Telesat) which are investing in next generation satellites specifically designed for low cost broadband access and service providers (e.g., the National Rural Telecommunications Cooperative, AT&T and Grupo W Telecom) with the distribution channels and support infrastructure to successfully capture the target end users.

We have pioneered development of DOCSIS-based technology for low cost CPE and network scalability. Our portfolio of broadband access technologies also includes advanced products to improve capacity on each satellite.

Mobile Broadband

With the emergence of increasingly capable satellites, we have been able to leverage our spread spectrum and satellite networking technologies to develop high data-rate, cost-effective mobile broadband products. Existing certified systems in the in-flight broadband market include Connexion by Boeing® and SKYLink for ARINC. We have certified products and systems for in-flight, high speed, two-way Internet and broadcast applications. We have also developed complementary products for the maritime and ground mobile markets.

For the mobile broadband access market, we believe the key elements for a cost-effective customer solution are (1) ubiquitous coverage (including regulatory approvals), (2) equipment suitable for the mobile platform and (3) sufficient capacity and speed to distinguish the service from mobile telephony or more limited data rate services, such as those provided by Inmarsat. For this market, we focus on solutions with unique technical characteristics necessary to operate at high data rates using a small antenna on a moving platform (commercial aircraft, business jets, ships, trains, trucks, automobiles). Our experience with spread spectrum systems with our government products allows us to leverage the right technologies into an integrated platform. We believe it is also important to partner with satellite operators which are committed to providing broadband coverage in areas needed by the mobile market (e.g. Connexion by Boeing® and SES Americom/ARINC).

We believe our advantages in this market include our high performance spread spectrum technology, our efficient network management platform, our broadband frequency reuse technology and our position as the current supplier to the leading service providers in this market.

Enterprise VSAT Networks

We are a global supplier of very small aperture terminals (VSAT) satellite networks, services and products. Our customers include enterprises as well as service providers, satellite operators, and the U.S. and foreign governments. We design, manufacture and sell satellite-networking products and provide services associated with their use and life cycle support. We also manage the delivery, installation and initial activation of the customer equipment around the world. In addition, we offer long-term software maintenance agreements, technical support agreements and operate a 24/7 network operations center to support our customer base. In North America, we own and operate a VSAT shared hub network and offer satellite network service to enterprise customers.

Customers use our products to enable connectivity in corporate networks, retail facilities, schools, public institutions, oil and gas exploration and anywhere quickly deployable, ubiquitous, communications infrastructure is needed. The products are also used to extend broadband connectivity to various locations for Internet and other telecommunications requirements including VOIP. Once installed and activated, our systems enable customers to transport data, video, and voice communication within a private network or around the world.

We believe our technical excellence, and large portfolio of satellite technology (enterprise, consumer and government) allows us to react quickly to market requirements and cost effectively implement new features and applications creating a competitive advantage for us in the enterprise VSAT market. Our ability to increasingly leverage the manufacturing cost savings from the higher volumes related to our consumer broadband business should enhance our ability to offer cost-effective enterprise VSAT equipment and solutions.

Satellite Networking Systems Design and Technology Development

We perform research, systems engineering, and custom product design and development in satellite communications for ground and space systems. Specifically, we have expertise in the areas of satellite network design, planning, and management; beam forming; modulation and coding; advanced networking and protocols; resource control and management; signal processing; payload architecture design, modem and terminal design and development, Internet protocol techniques, and modeling, analysis, and simulation.

In addition to the DOCSIS-based technology, we are an innovator in satellite communication components and systems including Digital Video Broadcast-Return Channel Satellite (DVB-RCS) technology and products featuring the new DVB-S2 standard. DVB-S2 is the latest advance in transmission technique from the Digital Video Broadcasting Project industry consortium (www.dvb.org) and features a variety of technology enhancements over the current DVB-S standard.

Our strategy is to leverage our reputation as a center of excellence for innovative ideas and technologies in satellite communications to win research and development programs funded by government and commercial customers. We believe we have talented satellite communications engineers encompassing many relevant disciplines, a large and diverse portfolio of intellectual property, and existing platforms and products that can be enhanced and customized to meet customers’ requirements. We believe these strengths give us a competitive advantage to capture engineering services and system design and development programs in the satellite communications market. Typical satellite communications companies in this industry do not perform customized design and development work for both government and commercial customers. Instead, most companies only sell their standard hardware and software products. Although some companies build large networks with terminals and gateways, we believe we are one of the few companies with the ability to design and deliver complex customized networks incorporating many advanced networking, communications, and signal processing techniques and integrating various hardware and software elements.

Integrated Circuit Design and Development

Our wholly owned subsidiaries, USM and Efficient Channel Coding, provides custom high frequency integrated circuits and assemblies to select commercial and government customers. Targeted markets include consumer and mobile broadband, military airborne and shipboard, space-based electronics, terrestrial based interactive satellite communications and enterprise VSAT. We have access to a wide range of integrated circuit technologies allowing us to offer optimum solutions for a given application.

Our primary strategy is to offer fast turn, high performance custom integrated circuit solutions to specific customers and markets. We tend to be selective in the opportunities we pursue thereby focusing our resources to gain maximum market penetration. Targeted opportunities include those with volume production potential and those which fund technology development applicable to adjacent high-volume markets. We operate in a fab-less business environment leveraging domestic and off-shore contract manufacturing, including semiconductor wafer manufacturing, to provide the highest value to our customers. This approach avoids the high cost of internal capitalization and, where allowed by federal law, leverages the lower cost manufacturing available outside the United States. Another key strategy is to aggressively reduce product costs which in turn enables new markets to develop. We have highly skilled engineers who have extensive integrated circuit and high-frequency module design and development experience. Skills include electrical design, mechanical and thermal design, and manufacturing process engineering.

Antenna Systems

We are a global provider of fixed and mobile ground-based antenna systems for the following applications: (1) gateway infrastructure, (2) high rate downloads, (3) military tactical and strategic terminals, (4) tracking, telemetry and control, and (5) antenna products. Our products include antennas, servo control equipment, monitor and control software, and specialty converters and modems. These systems support functions in the L, S, C, X, Ku, and Ka-band frequency spectrums.

Gateways.  Our gateway products represent a key component of our ability to offer complete network development and integration services. The gateway products connect satellites to the communications infrastructure on the ground, such as IP networks. We offer a number of different gateway products depending on the type, speed and size of the network. The gateways consist of our internally developed antenna and signal processing hardware and software as well as third party hardware. Although each of these components employs advanced technologies, the most complex components of a gateway are the overall system design and the software used to integrate each of the hardware components and operate the system. Gateways represent a key-operating component of any satellite network since gateways are required to interface the satellite portion of the network to the terrestrial communications network.

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

High Rate Downloads.  For over 20 years we have been a leader in designing and providing ground stations for receiving high data rate downloads from satellites such as those used for imaging and remote sensing of the earth’s resources. These data are often collected for both civilian and military purposes. Our ground station products typically include software to provide satellite pre-mission planning, automated pre-pass set-up, system performance integrity analysis, signal routing assignments and maintenance actions.

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

Antenna Products.  Our antenna products provide standard off-the-shelf antennas for typical geosynchronous satellite applications. Although our antenna systems are often sold and integrated with our other satellite communication products, we also offer a wide range of antenna systems as separate units. Our antennas range from 4.6 meters to 18 meters in diameter. Customers of our antenna systems include cable TV uplink stations and cable system providers that operate head-end receive stations, VSAT service providers, and various satellite communication system integrators that require traditional satellite communication capability.

Customers and Markets

Customers

The majority of our commercial segment customers are satellite network integrators, large communications service providers and corporations requiring complex communications and networking solutions. Over the past couple of years, we have significantly expanded our commercial customer base both domestically and internationally.

Significant commercial customers in the last fiscal year included WildBlue, Eutelsat, Intelsat, Boeing, ARINC, SES Americom, Telesat, Shin Satellite, Grupo W, Telespazio, SMART, ITT, Honeywell and Lockheed Martin.

Sales and Marketing

We primarily use direct sales channels to market and sell our products and services. Our marketing and sales activities are organized geographically into domestic and global markets. Our sales and marketing group includes approximately 47 persons.

Our sales teams consist of regional sales directors, regional sales managers and sales engineers, who act as the primary interface to establish account relationships and determine technical requirements for customer networks. In addition to our sales force, we maintain a highly trained service staff to provide technical product and service support to our customers. The sales cycle in the commercial satellite network and gateway market is lengthy and it is not unusual for a sale to take up to 18 months from the initial contact through the execution of the agreement. The sales process often includes several network design iterations, network demonstrations and pilot networks consisting of a few sites.

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

We provide repair, upgrade and technical support services for our delivered products and systems. Through our sales teams and support services, we are constantly made aware of customers’ needs and their use of products and services. Accordingly, a superior level of continuing customer service and support is integral to our objective of developing and maintaining long-term relationships with our customers. The majority of our service and support activities are provided by our field engineering team, systems engineers, and sales and administrative support personnel, both on-site at the customer’s location and by telephone.

Competition

The commercial communications industry is highly competitive. As a provider of commercial network and satellite ground station antenna products, and as a designer of commercial network solutions in the United States and internationally, we compete with a number of wireless and ground-based communications service providers as well as established ground station antenna manufacturers. Many of these competitors have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources and control over central communications networks. To compete with these providers, we emphasize:

•	the overall cost of our antenna systems and satellite networks, which can include equipment, installation and bandwidth costs, as compared to products offered by ground-based and other satellite service providers,

•	the distinct advantages of satellite data networks,

•	our end-to-end network implementation capabilities,

•	our network management experience, and

•	technical advantages and advanced features of our antenna systems as compared to our competitors’ offerings.

Our principal competitors in Satellite Networks are Hughes Communications, Inc., Gilat Satellite Networks Ltd., ND Satcom and iDirect Technologies, each of which offers a broad range of satellite communications products and services. Our Satellite Networks business also competes with a number of various competing technologies such as digital subscriber lines, frame relay, cable modems as well as emerging technologies such as WiMAX. Our principal competitors in the supply of antenna systems are Andrew Corporation, General Dynamics (VertexRSI) and L-3 Titan.

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

Research and Development

We believe our future success depends on the ability to adapt to the rapidly changing satellite communications and related signal processing and networking software environment. Therefore, the continued timely development and introduction of new products is essential in maintaining our competitive position. We develop most of our products in-house and have a research and development and engineering staff, which includes over 683 engineers.

A significant portion of our research and development efforts have generally been conducted in direct response to the specific requirements of a customer’s order and, accordingly, these amounts are included in the cost of sales when incurred and the related funding is included in revenues at that time.

The portion of our contract revenues which includes research and development funded by government and commercial customers during fiscal year 2006 was approximately $109.5 million, during fiscal year 2005 was approximately $105.7 million, and during fiscal year 2004 was approximately $81.0 million. In addition, we incurred $15.8 million in fiscal year 2006, $8.1 million in fiscal year 2005, and $10.0 million in fiscal year 2004, on independent research and development, which is not directly funded by a third party. Funded research and development contains a profit component and is therefore not directly comparable to independent research and development. As a government contractor, we also are able to recover a portion of our independent research and development expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs.

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

Contract manufacturers produce products for many different customers and are able to pass on the benefits of large scale manufacturing to their customers. These manufacturers are able to achieve high quality products with lower levels of costs by (1) exercising their high-volume purchasing power, (2) employing advanced and efficient production equipment and systems on a full-time basis, and (3) using a highly skilled workforce. Our primary contract manufacturers include Spectral Response, Inc., SMS Technologies, Inc. MC Assembly, NJRC, MTI and Benchmark.

Our experienced management team facilitates the efficient contract manufacturing process through the development of strong relationships with a number of different domestic and off-shore contract manufacturers. By negotiating beneficial contract provisions and purchasing some of the equipment needed to manufacture our products, we retain the ability to move the production of our products from one contract manufacturing source to another if required. Our operations management has experience in the successful transition from in-house production to contract manufacturing. The degree to which we employ contract manufacturing depends on the maturity of the product. We intend to limit our internal manufacturing capacity to new product development support and customized products that need to be manufactured in strict accordance with a customer’s specifications and delivery schedule. Therefore, our internal manufacturing capability for standard products has been, and is expected to continue to be, very limited, and we intend to rely on contract manufacturers for large-scale manufacturing.

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

Backlog

As reflected in the table below, funded and firm (funded plus unfunded) backlog increased during fiscal year 2006 with the increases in firm backlog coming from our commercial segment. New contract awards in the current fiscal year increased backlog to a new historical high for us.

	March 31, 2006	April 1, 2005
	(In millions)

Firm backlog
Government segment	$183.7	$194.6
Commercial segment	191.2	167.3

Total	$374.9	$361.9

Funded backlog
Government segment	$132.9	$109.4
Commercial segment	190.7	163.9

Total	$323.6	$273.3

Contract options	$13.8	$23.0

The firm backlog does not include contract options. Of the $374.9 million in firm backlog, approximately $256.4 million is expected to be delivered in fiscal year 2007, and the balance is expected to be delivered in fiscal year 2008 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders. Over the last year, as more of our products have been placed into market, we have seen a greater percentage of awards from book and ship-type orders. This has resulted in backlog not growing as fast as the past three fiscal years.

Backlog is not necessarily indicative of future sales. A majority of our contracts can be terminated at the convenience of the customer since orders are often made substantially in advance of delivery, and our contracts typically provide that orders may be terminated with limited or no penalties. In addition, contracts may present product specifications that would require us to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the related contracts.

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

Our federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs and for payment of a fee. The fee may be either fixed by the contract or variable, based upon cost control, quality, delivery and the customer’s subjective evaluation of the work. Under time-and-materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed for the cost of materials purchased to perform the contract. Under a fixed-price contract, we agree to perform specific work for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. Revenues generated from contracts with the federal government or our prime contractors for fiscal year 2006 were approximately 22% from cost-reimbursement contracts, approximately 2% from time-and-materials contracts and approximately 76% from fixed-price contracts of total revenues.

Our allowable federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency. Audits may result in non-reimbursement of some contract costs and fees. While the government reserves the right to conduct further audits, audits conducted for periods through fiscal year 2001 have resulted in no material cost recovery disallowances for us.

Our federal government contracts may be terminated, in whole or in part, at the convenience of the U.S. government. If a termination for convenience occurs, the U.S. government generally is obligated to pay the cost incurred by us under the contract plus a pro rata fee based upon the work completed. Contracts with prime contractors may have negotiated termination schedules that apply. When we participate as a subcontractor, we are at risk if the prime contractor does not perform its contract. Similarly, when we act as a prime contractor employing subcontractors, we are at risk if a subcontractor does not perform its subcontract.

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

We believe we operate our business in material compliance with applicable government regulations. We are not aware of any pending legislation that if enacted could materially harm our business.

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

While our ability to compete may be affected by our ability to protect our intellectual property, we believe that, because of the rapid pace of technological change in the satellite and other wireless communications industry, our technical expertise and ability to introduce new products on a timely basis will be more important in maintaining our competitive position than protection of our intellectual property. Patent, trade secret and copyright protections are important but must be supported by other factors such as the expanding knowledge, ability and experience of our personnel, new product introductions and frequent product enhancements. Although we continue to implement protective measures and intend to defend vigorously our intellectual property rights, we cannot assure you that these measures will be successful.

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

The following marks are our trademarks: AltaSec®, ArcLight®, LinkStar®, LinkStarS2tm, LINKWAY®, LinkWayS2tm, Skylinx®, StarWire®, SURFBEAM®, and ViaSat®, V-Chaintm. COMSAT Laboratories is a licensed trade name of ours.

Employees

As of March 31, 2006, we had 1,289 employees (of which 59 were temporary employees), including approximately 683 in engineering and research and development, 47 in sales and marketing, 228 in production, and 331 in corporate, administration and production coordination. None of our employees are covered by a collective bargaining agreement and we have never experienced any strike or work stoppage. We believe that our relations with our employees are good.

Item 1A.	Risk Factors

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

A Significant Portion of Our Revenues Is Derived from a Few of Our Contracts

A small number of our contracts account for a significant percentage of our revenues. Our largest revenue producing contracts are related to our tactical data links (which includes MIDS) products generating approximately 24% of our revenues in fiscal year 2006, 22% of our revenues in fiscal year 2005 and 15% of our revenues in fiscal year 2004. Our five largest contracts generated approximately 44% of our revenues in fiscal year 2006, 27% of our revenues in fiscal year 2005 and 24% of our revenues in fiscal year 2004. Further, we derived approximately 19% of our revenues in fiscal year 2006, 26% of our revenues in fiscal year 2005 and 28% of our revenues in fiscal year 2004 from sales of VSAT communications networks. The failure of these customers to place additional orders or to maintain these contracts with us for any reason, including any downturn in their business or financial condition, or our inability to renew our contracts with these customers or obtain new contracts when they expire, could materially harm our business and impair the value of our common stock.

If Our Customers Experience Financial or Other Difficulties, Our Business Could Be Materially Harmed

A number of our commercial customers have in the past, and may in the future experience financial difficulties. Many of our commercial customers face risks that are similar to those we encounter, including risks associated with market growth, product defects, acceptance by the market of products and services, and the ability to obtain sufficient capital. Further, many of our customers that provide satellite based services (including WildBlue, Telesat, Intelsat, Shin Satellite, Boeing and AIRINC) could be materially affected by a satellite failure and/or satellite launch failure. We cannot assure you that our customers will be successful in managing these risks. If our customers do not successfully manage these types of risks, it could impair our ability to generate revenues, collect amounts due from these customers and materially harm our business.

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

Our Development Contracts May Be Difficult for Us to Comply With and May Expose Us to Third-Party Claims for Damages

We are often party to government and commercial contracts involving the development of new products. We derived approximately 25% of our revenues in fiscal year 2006, 24% of our revenues in fiscal year 2005 and 29% of our revenues in fiscal year 2004 from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones. In the past, when we have not complied with the performance obligations or project milestones in a contract, generally, the other party has not elected to terminate the contract or seek damages from us. However, we cannot assure you in the future other parties will not terminate their contracts or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

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

We May Experience Losses from Our Fixed-Price Contracts

Approximately 88% of our revenues in fiscal year 2006, 88% of our revenues in fiscal year 2005 and 89% of our revenues in fiscal year 2004 were derived from government and commercial contracts with fixed prices. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. In the past, we have experienced significant cost overruns and losses on fixed price contracts. We believe a high percentage of our contracts will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

Changes in Financial Accounting Standards or Practices or Existing Taxation Rules or Practices May Cause Adverse Unexpected Fluctuations and Affect Our Reported Results of Operations.

Financial accounting standards in the U.S. are constantly under review and may be changed from time to time. We are required to apply these changes when adopted. Once implemented, these changes could result in material fluctuations in our financial results of operations on a quarterly or annual basis and the manner in which such results of operations are reported. Similarly, we are subject to taxation in the U.S. and a number of foreign jurisdictions. Rates of taxation, definitions of income, exclusions from income, and other tax policies (i.e. research credits and manufacturing deductions) are subject to change over time. Changes in tax laws in a jurisdiction in which we have reporting obligations could have a material impact on our results of operations and impair the value of our common stock.

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

The Markets We Serve Are Highly Competitive and Our Competitors May Have Greater Resources Than Us

The wireless and satellite communications industry is highly competitive and competition is increasing. In addition, because the markets in which we operate are constantly evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and who may introduce new competing technologies, products or services into our markets. Currently, we face substantial competition from domestic and international wireless and ground-based communications service providers in the commercial and government industries. Many of our competitors and potential competitors have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources, and control over central communications networks. In addition, some of our customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with us at any time. Increased competition from any of these or other entities could materially harm our business and impair the value of our common stock.

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

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions and Currency Fluctuations

Approximately 18% of our revenues in fiscal year 2006, 27% of our revenues in fiscal year 2005 and 24% of our revenues in fiscal year 2004 were derived from international sales. We anticipate international sales will account for an increasing percentage of our revenues over the next several years. Many of these international sales may be denominated in foreign currencies. Because we do not currently engage in nor do we anticipate engaging in material foreign currency hedging transactions related to international sales, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.

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

Our Reliance on U.S. Government Contracts Exposes Us to Significant Risks

Our government segment revenues were approximately 49% of our revenues in fiscal year 2006, 51% of our revenues in fiscal year 2005 and 46% of our revenues in fiscal year 2004, and were derived from U.S. government applications. Our U.S. government business will continue to represent a significant portion of our revenues for the foreseeable future. U.S. government business exposes us to various risks, including:

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

Our Success Depends on the Development of New Satellite and Other Wireless Communications Products and Our Ability to Gain Acceptance of These Products

The wireless and satellite communications markets are subject to rapid technological change, frequent new and enhanced product introductions, product obsolescence and changes in user requirements. Our ability to compete successfully in these markets depends on our success in applying our expertise and technology to existing and emerging satellite and other wireless communications markets. Our ability to compete in these markets also depends in large part on our ability to successfully develop, introduce and sell new products and enhancements on a timely and cost-effective basis that respond to ever-changing customer requirements. Our ability to successfully introduce new products depends on several factors, including:

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

We Expect to Incur Research and Development Costs, Which Could Significantly Reduce Our Profitability

Our future growth depends on penetrating new markets, adapting existing communications products to new applications, and introducing new communications products that achieve market acceptance. Accordingly, we are actively applying our communications expertise to design and develop new hardware and software products and enhance existing products. We spent $15.8 million in fiscal year 2006, $8.1 million in fiscal year 2005 and $10.0 million in fiscal year 2004 in research and development activities. We expect to continue to spend discretionary funds on research and development in the near future. The amount of funds spent on research and development projects is dependent on the amount and mix of customer funded development, the types of technology being developed and the affordability of the technology being developed. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the near future. Our research and development program may not produce successful results, which could materially harm our business and impair the value of our common stock.

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

We May Identify Material Weaknesses in the Future

In the past we have identified a material weakness in internal control over financial reporting. From time to time, we have also experienced deficiencies in internal control over financial reporting that have not risen to the level of a material weakness. Although we have been able to remediate the material weakness and certain internal control deficiencies in the past, we cannot assure you in the future that a material weakness will not exist. If this would be the case, and we cannot timely remediate such material weakness, management may conclude that our internal control over financial reporting is not operating effectively or our independent registered public accounting firm may be required to issue an adverse opinion on our internal control over financial reporting, which could in either case adversely affect investor confidence and impair the value of our common stock.

Changes in Financial Accounting Standards Related to Stock Option Expenses Are Expected to Have a Significant Effect on Our Reported Results

The Financial Accounting Standards Board (FASB) issued a revised standard that requires that we record compensation expense in the statement of operations for employee stock options using the fair value method. The adoption of the new standard is expected to have a significant effect on our reported earnings and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to establish the value of stock options. As a result, the adoption of the new standard in fiscal year 2007 could impair the value of our common stock and result in greater stock price volatility.

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

Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence Over Matters Requiring Stockholder Approval

As of May 26, 2006, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 19% of our common stock. Accordingly, these stockholders may be able to significantly influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. These stockholders may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. This ownership interest could also have the effect of delaying or preventing a change in control.

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

Our Forward-looking Statements are Speculative and May Prove to be Wrong

Some of the information under “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this annual report are forward-looking statements. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this annual report that are not historical facts. When used in this annual report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “should,” “may,” “will” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed in this “Risk Factors” section of the annual report, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We are headquartered in facilities consisting of approximately 315,000 square feet in Carlsbad, California. 240,000 square feet are currently under a lease expiring in 2017, with 75,000 square feet expiring in April 2007. We expect to occupy an additional 60,000 square feet of leased space in Carlsbad, California, currently under construction, in the next twelve months. Facilities consisting of an aggregate of approximately 146,000 square feet are located in Duluth, Georgia with a ten year lease expiring in 2015 and also approximately 17,000 square feet warehouse in Atlanta, Georgia with a lease expiring in 2011. We have facilities consisting of approximately 45,000 square feet in Germantown, Maryland with a six year lease expiring in 2011. Facilities consisting of approximately 19,000 square feet are located in Chandler, Arizona under a lease expiring in 2007 and a facility of approximately 34,000 square feet located in Cleveland, Ohio under a lease expiring in 2016. Additionally, we maintain offices or a sales presence in Arlington (Virginia), Linthicum Heights (Maryland), Boston

(Massachusetts), Australia, China, Canada, India, Italy and Spain. We anticipate operating additional regional sales offices in fiscal year 2007 and beyond.

Item 3.	Legal Proceedings

We are party to various legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our results of operations, liquidity or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2006.

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

	High	Low

Fiscal 2005
First Quarter	$27.60	$20.63
Second Quarter	24.96	16.79
Third Quarter	25.00	16.83
Fourth Quarter	24.37	17.41
Fiscal 2006
First Quarter	$23.20	$17.30
Second Quarter	25.72	20.14
Third Quarter	28.84	23.16
Fourth Quarter	29.17	24.63

To date, we have neither declared nor paid any dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operation and development of our business and, therefore, do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. In addition, our credit facility restricts our ability to pay dividends. As of May 26, 2006 there were 524 holders of record of our common stock. On May 26, 2006, the last sale price reported on the Nasdaq National Market for our common stock was $25.56 per share.

The information required to be disclosed by Item 201(d) of Regulation S-K “Securities Authorized for Issuance Under Equity Compensation Plans” is included under Item 12 of Part III of this annual report.

Item 6.	Selected Financial Data

The following table provides selected financial information for us for each of the fiscal years in the five-year period ended March 31, 2006. The data as of and for each of the fiscal years in the five-year period ended March 31, 2006 have been derived from our audited financial statements and include, in the opinion of our management, all adjustments necessary to state fairly the data for those periods. You should consider the financial statement data provided below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes which are included elsewhere in this annual report. All amounts shown are in thousands, except per share data.

	March 31,	April 1,	April 2,	March 31,	March 31,
Years Ended	2006	2005	2004	2003	2002

Statement of Income Data:
Revenues	$433,823	$345,939	$278,579	$185,022	$195,628
Cost of revenues	325,271	262,260	206,327	142,908	139,354

Gross profit	108,552	83,679	72,252	42,114	56,274
Operating expenses:
Selling, general and administrative	57,059	48,631	38,800	37,858	38,153
Independent research and development	15,757	8,082	9,960	16,048	9,415
Acquired in-process research and development	—	—	—	—	2,550
Amortization of intangible assets	6,806	6,642	7,841	8,448	6,959

Income (loss) from operations	28,930	20,324	15,651	(20,240)	(803)
Interest income (expense)	(200)	304	(346)	(740)	188
Other income (loss)	—	—	—	—	(90)

Income (loss) before income taxes and minority interest	28,730	20,628	15,305	(20,980)	(705)
Provision (benefit) for income taxes	5,105	1,246	2,015	(11,395)	(2,918)
Minority interest in net earnings of subsidiary, net of tax	110	115	122	47	56

Net income (loss)	$23,515	$19,267	$13,168	$(9,632)	$2,157

Basic net income (loss) per share	$0.87	$0.72	$0.50	$(0.37)	$0.09

Diluted net income (loss) per share	$0.81	$0.68	$0.48	$(0.37)	$0.09

Shares used in computing basic net income (loss) per share	27,133	26,749	26,257	26,016	23,072

Shares used in computing diluted net income (loss) per share	28,857	28,147	27,558	26,016	23,954

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$36,887	$14,741	$18,670	$4,269	$6,620
Working capital	152,907	138,859	107,846	74,276	83,458
Total assets	365,069	301,825	272,682	237,155	238,667
Capital lease obligation, less current portion	—	—	—	141	174
Total stockholders’ equity	263,298	226,283	202,475	183,887	191,939

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading provider of advanced digital satellite communications and other wireless and secure networking and signal processing equipment and services to the government and commercial markets. Based on our history and extensive experience in complex defense communications systems, we have developed the capability to design and implement innovative communications solutions, which enhance bandwidth utilization by applying our sophisticated networking and digital signal processing techniques. Our goal is to leverage our advanced technology and capabilities to capture a considerable share of the global satellite communications equipment and services segment of the broadband communications market for both government and commercial customers.

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

Our company is organized principally in two segments: government and commercial. Our government business encompasses specialized products principally serving defense customers and includes:

•	Tactical data links, including MIDS,

•	Information security and assurance products and services, which enable military and government users to communicate secure information over secure and non-secure networks, and

•	Government satellite communication systems and products, including UHF DAMA satellite communications products consisting of modems, terminals and network control systems, and innovative broadband solutions to government customers to increase available bandwidth using existing satellite capacity.

Serving government customers with cost-effective products and solutions continues to be a critical and core element of our overall business strategy.

We have been increasing our focus in recent years on offering satellite based communications products and systems solutions to address commercial market needs. In pursuing this strategy, we have acquired four strategic satellite communication equipment providers: (1) the satellite networks business of Scientific-Atlanta (SA) in fiscal year 2001; (2) Comsat Laboratories products business from Lockheed Martin in fiscal year 2002; (3) US Monolithics, LLC in fiscal year 2002; and (4) Efficient Channel Coding, Inc. in fiscal year 2006. Our commercial business accounted for approximately 53% of our revenues in fiscal year 2006, 51% of our revenues in fiscal year 2005 and 55% of our revenues in fiscal year 2004. To date, our principal commercial offerings include Very Small Aperture Terminals (VSATs), broadband internet equipment over satellite, network control systems, network integration services, network operation services, gateway infrastructure, antenna systems and other satellite ground stations. In addition, based on our advanced satellite technology and systems integration experience, we have won several important projects in the five key broadband markets: enterprise, consumer, in-flight, maritime and ground mobile applications.

The commercial segment comprises two business product groups: satellite networks and antenna systems. Our commercial business offers an end-to-end capability to provide customers with a broad range of satellite communication and other wireless communications equipment solutions including:

•	Consumer broadband products and solutions to customers based on DOCSIS or DVB-RCS-based technology,

•	Mobile broadband products and systems for in-flight, maritime and ground mobile broadband applications,

•	Enterprise VSAT networks products and services,

•	Satellite networking systems design and technology development,

•	MMIC design and development, with an emphasis in systems engineering of packaged components, which specializes in high-frequency communication technology design and development,

•	Digital integrated circuits, modem products, and development engineering, and

•	Antenna systems for commercial and defense applications and customers.

With expertise in commercial satellite network engineering, gateway construction, and remote terminal manufacturing for all types of interactive communications services, we have the ability to take overall responsibility for designing, building, initially operating, and then handing over a fully operational, customized satellite network serving a variety of markets and applications.

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

Our products are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Historically, approximately 88% for fiscal year 2006 and 2005, and 89% for fiscal year 2004, of our revenues were derived from fixed-price contracts, which require us to provide products and services under a contract at a stipulated price. The remainder of our annual revenue was derived from cost-reimbursement contracts, under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit, and from time-and-materials contracts which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services.

Historically, a significant portion of our revenues are from contracts for the research and development of products. The research and development efforts are conducted in direct response to the specific requirements of a customer’s engineering and production order and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development were approximately $109.5 million or 25% of our total revenues during fiscal year 2006, $105.7 million or 31% of our total revenues during fiscal year 2005, and $81.0 million or 29% of our total revenues during fiscal year 2004.

We also incur independent research and development expenses, which are not directly funded by a third party. Independent research and development expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development programs. Independent research and development expenses were approximately 4% of revenues during fiscal year 2006, 2% of revenues during fiscal year 2005 and 4% of revenues during fiscal year 2004. As a government contractor, we are able to recover a portion of our independent research and development expenses pursuant to our government contracts.

Executive Summary

We develop and manufacture satellite ground systems and other related government and commercial digital communications equipment. Our products are generally highly complex and have a concept-to-market timeline of several months to several years. The development of products where customers expect state-of-the-art results requires an exceptionally talented and dedicated engineering workforce. Since inception, we have been able to attract, develop and retain engineers who support our business and customer objectives, while experiencing low turnover (relative to our competitors or peers). The consistency and depth of our engineering workforce has enabled us to develop leading edge products and solutions for our customers.

Our awards have grown from $191.9 million in fiscal year 2002 to $259.2 million in fiscal year 2003, to $346.6 million in fiscal year 2004, to $426.2 million in fiscal year 2005 and to $443.7 million in fiscal year 2006. The awards growth each of the past six years and the conversion of certain of the awards has contributed to our revenue growth.

There are a number of large new business opportunities we are pursuing in fiscal year 2007. In the government segment, the opportunities include the MIDS LVT Lot VII production order, international MIDS LVT orders, new MIDS joint tactical radio system contracts, additional funding for current information assurance projects, new information assurance contracts using our HAIPIS technology, and orders for our KG-250 and KG-255 products. In our commercial segment, the opportunities include new production orders for consumer and mobile broadband systems, new consumer broadband development systems, further penetration in the North American market with enterprise VSAT customers and antenna systems. The timing of these orders is not entirely predictable, so our revenue may vary somewhat from quarter-to-quarter or even year-to-year.

For the current year, our income from operations, excluding the income statement line “Amortization of intangible assets” and compensation expense from accelerated vesting of certain employee stock options is approximately nine percent of revenues. To the extent we are not generating sufficient gross profit from revenues, we strive to adjust other operating expenses to increase this percentage. Due to: (1) the need to increase our new contracts awards; (2) the need to expand our product portfolio; (3) the high level of customer funded research and development; and (4) our operating performance, we have slowly improved this percentage over the last few fiscal years. We expect improvement in our profit percentage over the next two years.

Generating positive cash flows from operating activities was a financial priority for us in fiscal years 2006 and 2005 and will continue to be a focus in fiscal year 2007. Key areas which we monitor to achieve the cash flow objective include: generating income from operations, reducing our unbilled accounts receivable by monitoring program performance to ensure performance milestones are achieved, reducing the cycle time for amounts billed to customers and their related collection, and reducing inventory on hand.

We expect that our capital needs for fiscal year 2007 will be ten-to-twenty percent less than fiscal year 2006. In fiscal year 2006, we initiated and completed facility expansion and modernization projects in Carlsbad, California, Duluth, Georgia, and Germantown, Maryland, as well as expanded our production test equipment and lab development equipment to meet customer program requirements and growth forecasts. In fiscal year 2007, we have additional facility projects planned in Carlsbad, California, and Phoenix, Arizona, as well as production test equipment and information technology projects to support our growth needs. Our facility needs have normally been met with long-term lease agreements, but we do anticipate additional tenant improvements over the next two fiscal years associated with our expansion. Additionally, as our employee base increases, the need for additional computers and other equipment will also increase.

Included in fiscal year 2006 operating cash flow is $4.8 million we received as a result of a settlement with Xetron Corporation. Operating income for fiscal year 2006 includes a benefit to cost of revenues of $2.7 million related to this settlement.

Included in fiscal year 2004 operating cash flow is $9.0 million received from Scientific-Atlanta and $406,000 in proceeds from the bankruptcy liquidation proceedings of ORBCOMM. Operating income for fiscal year 2004 includes a benefit to cost of revenues of $3.2 million and a benefit to selling, general and administrative expenses of $3.1 million as a result of Scientific-Atlanta proceeds and a benefit to selling, general and administrative expenses of $406,000 from the bankruptcy liquidation proceedings of ORBCOMM (see Liquidity section of our MD&A for more detail).

On December 1, 2005, the Company completed the acquisition of all of the outstanding capital stock of Efficient Channel Coding, Inc. (ECC), a privately-held designer and supplier of broadband communication integrated circuits and satellite communication systems. The initial purchase price of approximately $16.6 million was comprised primarily of $15.8 million in cash consideration, $227,000 in direct acquisition costs and $525,000 related to the fair value of options exchanged at the closing date. The $16.1 million of cash consideration less cash acquired of approximately $70,000 resulted in a net cash outlay of approximately $16.0 million. An additional $9.0 million in consideration is payable in cash and/or stock at the Company’s option on or prior to the eighteen (18) month anniversary of the closing date based on ECC meeting certain financial performance targets. On May 23, 2006, the Company agreed to pay the maximum earn-out amount to the former ECC stockholders in the amount of $9.0 million. The $9.0 million will be paid in cash or stock, at the Company’s option, in May 2007. Additional purchase price consideration of $9.0 million will be recorded as additional Satellite Networks goodwill in first quarter of fiscal year 2007.

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

The acquisition of ECC is complementary to ViaSat because we will benefit from their complimentary technologies, namely DVB-S2 and ASIC design capabilities, customers and highly skilled workforce. The potential opportunities these benefits provide to our Satellite Networks product group in our commercial segment were among the factors that contributed to a purchase price resulting in the recognition of goodwill. The intangible assets and goodwill recognized will be deductible for federal income tax purposes.

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

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. In the fiscal years ended March 31, 2006 and April 1, 2005, we recorded losses of approximately $5.1 million and $5.7 million, respectively, related to loss contracts. There were no significant charges for loss contracts in the fiscal year ended April 2, 2004.

Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and future cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised.

The Company believes it has established appropriate systems and processes to enable it to reasonably estimate future cost on its programs through regular quarterly evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, the Company has not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis. However, a significant change in future cost estimates on one or more programs could have a material effect on the Company’s results of operations. For example, a one percent variance in our future cost estimates on open fixed-price contracts as of March 31, 2006 would change our pre-tax income by approximately $1.4 million.

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

When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value in accordance with EITF, 00-21, “Accounting for Multiple Element Revenue Arrangements,” and recognized when the applicable revenue recognition criteria for each element are met. The amount of product and service revenue recognized is impacted by our judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition.

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

We did not capitalize any costs related to software developed for resale in the fiscal years ended March 31, 2006, April 1, 2005 or April 2, 2004. Amortization expense of software development costs was $3.4 million for fiscal year 2006 and fiscal year 2005 and $2.8 million for fiscal year 2004. These software development costs are included in other assets on the balance sheet and we record the related amortization expense as a charge to cost of revenues on the statement of operations.

Allowance for doubtful accounts

We make estimates of the collectibility of our accounts receivable based on historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a significant portion of our sales has been to the U.S. government. More recently, commercial customers comprise a larger part of our revenues. Our accounts receivable balance was $144.7 million, net of allowance for doubtful accounts of $265,000, as of March 31, 2006 and our accounts receivable balance was $141.3 million, net of allowance for doubtful accounts of $163,000, as of April 1, 2005.

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

Impairment of goodwill

We account for our goodwill under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. The only reporting units which have goodwill assigned to them are the businesses which were acquired and have been included in our commercial segment. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the value below carrying value represents the amount of goodwill impairment. We test goodwill for impairment during the fourth quarter every fiscal year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

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

Impairment of long-lived assets (Property and equipment and other intangible assets)

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived,” we assess potential impairments to our long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. We have not identified any such impairments.

Valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with SFAS No. 109, “Accounting for Income Taxes,” net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company maintained a valuation allowance of $303,000 and $769,000 against deferred tax assets at March 31, 2006 and April 1, 2005, respectively, relating to research and development credit carryforwards available to reduce state income taxes.

Derivatives

We enter into foreign currency forward and option contracts to hedge certain forecasted foreign currency transactions. Gains and losses arising from foreign currency forward and option contracts not designated as hedging instruments are recorded in interest income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as gains (losses) on derivative instruments until the underlying transaction affects our earnings. The fair value of our foreign currency forward contracts was a liability of $183,000 at March 31, 2006 and we had $4.1 million of notional value of foreign currency forward contracts outstanding at March 31, 2006. The fair value of our foreign currency forward contracts was a liability of $54,000 at April 1, 2005 and we had $2.7 million of notional value of foreign currency forward contracts outstanding at April 1, 2005. We had no foreign currency forward or option contracts outstanding at April 2, 2004.

Stock based compensation

We measure compensation expense for our stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income as if the fair value-based method had been applied in measuring compensation expense.

At March 31, 2006, we had stock-based compensation plans described in Note 5 to the Consolidated Financial Statements. We account for options issued to employees and non-employee directors under those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations.” Generally, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Also, no stock-based compensation cost is reflected in net income in connection with our Employee Stock Purchase Plan as the purchase price of the stock is not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period.

In fiscal year 2006, the Company recorded total stock compensation expense of $1.6 million of which $95,000 related to stock options issued at acquisition of ECC and $1.5 million was recorded upon the acceleration of vesting of certain employee stock options. Stock compensation expense presented in the consolidated statement of operations was recorded as follows: $796,000 to cost of revenue, $686,000 to selling, general and administrative expense and $74,000 to independent research and development. In fiscal year 2005 and 2004, the Company recorded $0 and $35,000 in compensation expense, respectively.

On December 1, 2005, as a part of the acquisition of all of the outstanding capital stock of ECC, the Company issued 23,424 unvested incentive stock options under the Efficient Channel Coding, Inc. 2000 Long Term Incentive Plan assumed under the terms of the acquisition agreement. In accordance with SFAS No. 141, the Company recorded $291,000 in deferred stock-based compensation which is being amortized to compensation expense over the remaining service period. The Company amortized $95,000 to compensation expense related to this deferred stock-based compensation through March 31, 2006.

In accordance with SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS 123) and SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure” (SFAS 148), we disclose our net income or loss and net income or loss per share on a pro-forma basis as if we had applied the fair value-based method in measuring compensation expense for our share-based incentive programs.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which the Company is required to adopt effective with our first quarter of fiscal 2007. Effective April 1, 2006, we adopted the fair value recognition provision of SFAS 123(R), using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date will include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, April 1, 2006, based on the grant date fair value estimated in accordance with original provision of SFAS 123, and (b) compensation expense for all share-based payments granted on or after April 1, 2006, based on grant date fair value estimated in accordance with the provision of SFAS 123(R). Results for prior periods will not be restated.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 1 to the consolidated financial statements. We estimate the expected term of options granted on the history of grants and exercises in our option database. We estimate the volatility of our common stock at the date of grant based on historical volatility, consistent with SFAS 123 and SEC Staff Accounting Bulletin No. 107. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on a quarterly average of implied yields in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We amortize the fair value ratably over the vesting period of the awards, which is typically three or five years. We may elect to use different assumptions under Black-Scholes option valuation model in the future or select a different option valuation model altogether, which could materially affect our net income or loss and net income or loss per share in the future.

Option Acceleration

On March 30, 2006, the Board of Directors of the Company accelerated the vesting of certain unvested employee stock options previously awarded to the Company’s employees under the Company’s Second Amended and Restated 1996 Equity Participation Plan. Stock options held by the Company’s non-employee directors were not accelerated. Options to purchase approximately 1.5 million shares of common stock (representing approximately 26% of the Company’s total current outstanding options) were subject to this acceleration. All of the accelerated options were “in-the-money” and had exercise prices ranging from $4.70 to $26.94. All other terms and conditions applicable to such options, including the exercise prices, remain unchanged. Because the exercise price of all options subject to acceleration was lower than the fair market value of our underlying common stock on the date of acceleration, we recorded $1.5 million in compensation expense.

The accelerated stock options are subject to lock-up restrictions preventing the sale of any shares acquired through the exercise of an accelerated stock option prior to the date on which the exercise would have been permitted under the stock option’s original vesting terms.

The decision to accelerate vesting of these options was made primarily to eliminate the recognition of the related compensation expense in the Company’s future consolidated financial statements with respect to these unvested stock options upon adopting SFAS 123(R). The Company recognized a pre-tax charge for estimated compensation expense of approximately $1.5 million in fiscal fourth quarter ended March 31, 2006 after considering expected employee turnover rates to reflect, absent the acceleration, the “in-the-money” value of accelerated stock options the Company estimates would have been forfeited (unvested) pursuant to their original terms. The Company will adjust this estimated compensation expense in future periods to record the impact of actual employee turnover on the compensation expense recognized at the time of acceleration.

At March 31, 2006, there was $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. We expect to recognize that cost over a weighted average period of four years.

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

Years Ended	March 31, 2006	April 1, 2005	April 2, 2004

Revenues	100.0%	100.0%	100.0%
Cost of revenues	75.0	75.8	74.1

Gross profit	25.0	24.2	25.9
Operating expenses:
Selling, general and administrative	13.1	14.1	13.9
Independent research and development	3.6	2.3	3.6
Amortization of intangible assets	1.6	1.9	2.8

Income from operations	6.7	5.9	5.6
Income before income taxes	6.6	6.0	5.4
Provision for income taxes	1.2	0.4	0.7

Net income	5.4	5.6	4.7

Fiscal Year 2006 Compared to Fiscal Year 2005

Revenues.

	Years Ended		Dollar	Percentage
	March 31, 2006	April 1, 2005	Increase	Increase
	(In millions, except percentages)

Revenues	$433.8	$345.9	$87.9	25.4%

The increase in revenues was due to the higher customer awards received in the past two fiscal years consisting of $443.7 million in fiscal year 2006 and $426.2 million in fiscal year 2005 and the conversion of certain of those awards into revenues. Increased revenues were experienced in both our government and commercial segments. Growth was primarily derived from our tactical data link products, principally MIDS production sales and MIDS JTRS development program of approximately $28.8 million, government satellite communication systems products increasing approximately $6.1 million, consumer broadband sales of approximately $34.0 million and certain mobile broadband product sales of approximately $7.5 million as well as the acquisition of ECC in our fiscal third quarter contributing approximately $4.4 million to annual sales.

Gross Profit.

	Years Ended		Dollar	Percentage
	March 31, 2006	April 1, 2005	Increase	Increase
	(In millions, except percentages)

Gross profit	$108.6	$83.7	$24.9	29.7%
Percentage of revenues	25.0%	24.2%

The increase in gross profit was primarily due to the margin dollars generated from higher revenues and improved program performance in the government segment over fiscal year 2005, in particular improved profitability of MIDS programs and lower product sustaining costs. The increase in gross profit also includes a benefit related to a legal settlement with Xetron Corporation in the first quarter of fiscal year 2006, which resulted in a net benefit to cost of revenues of $2.7 million. These increases were partially offset by gross profit reductions from higher than planned development costs in a radio frequency micro-positioning technology of $2.5 million and lower VSAT product margins. In addition, gross profit was reduced by compensation expense charge of approximately $701,000 related to the accelerated vesting of certain employee stock options.

Selling, General and Administrative Expenses.

	Years Ended		Dollar	Percentage
	March 31, 2006	April 1, 2005	Increase	Increase
	(In millions, except percentages)

Selling, General and Administrative	$57.1	$48.6	$8.4	17.3%
Percentage of revenues	13.1%	14.1%

The increase in selling, general and administrative (SG&A) expenses year over year is primarily attributable to an increase in selling costs from higher new contract awards and increased revenues, a compensation expense charge of approximately $686,000 related to the accelerated vesting of certain employee stock options and higher facility costs of approximately $1.4 million related to relocation of our Atlanta and Maryland facilities, offset by various other net decreases. The reduction in percentage is due to the lower support costs required to operate the company as it grows.

SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

Independent Research and Development.

	Years Ended		Dollar	Percentage
	March 31, 2006	April 1, 2005	Increase	Increase
	(In millions, except percentages)

Independent Research and Development	$15.8	$8.1	$7.7	95.0%
Percentage of revenues	3.6%	2.3%

The increase in independent research and development (IR&D) expenses reflects year over year increases in the government segment of $3.9 million and the commercial segment of $3.8 million. The higher IR&D expenses are principally for the development of new information assurance, military satellite communication and next generation VSAT equipment, and reflects our recognition of certain opportunities in these markets and the need to invest in the development of new technologies to meet these opportunities.

Amortization of Intangible Assets.  The intangible assets from acquisitions completed in fiscal year 2001, 2002 and fiscal year 2006 are being amortized over useful lives ranging from one to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized.

The expected amortization expense of long-lived intangible assets for the next five fiscal years is as follows:

Amortization
(In thousands)

Expected for fiscal year 2007	$7,254
Expected for fiscal year 2008	5,584
Expected for fiscal year 2009	4,836
Expected for fiscal year 2010	1,612
Expected for fiscal year 2011	1,364
Thereafter	3,333

$23,983

Interest Expense.  Interest expense increased to $448,000 for fiscal year 2006 from $141,000 for fiscal year 2005. The increase resulted from higher commitment fees as a result of increased line of credit availability and additional interest expense related to amendment of certain prior year tax returns compared to prior year. At March 31, 2006 and April 1, 2005, there were no outstanding borrowings under our line of credit.

Interest Income.  Interest income decreased to $248,000 for fiscal year 2006 from $445,000 for fiscal year 2005. This decrease resulted from revisions of international income tax returns in fiscal year 2005.

Provision (Benefit) for Income Taxes.  Our effective tax rate was 17.8% in fiscal year 2006 compared to 6.0% in fiscal year 2005. Our effective tax rate of 17.8% for fiscal year 2006 reflects the expiration of the federal research and development tax credit at December 31, 2005. Our effective rate differs from the statutory federal rate primarily due to research and development credits and state income taxes.

Our Segment Results Fiscal Year 2006 Compared to Fiscal Year 2005

Government Segment

Revenues.

	Years Ended		Dollar	Percentage
	March 31, 2006	April 1, 2005	Increase	Increase
	(In millions, except percentages)

Revenues	$210.6	$175.4	$35.2	20.1%

The increase in government segment revenues related primarily to a higher beginning backlog and the receipt of $199.6 million in awards during fiscal year 2006. The increased sales were principally from higher year over year tactical data link products sales, principally MIDS production sales and MIDS JTRS development program sales of approximately $28.8 million and government satellite communication systems products sales increasing approximately $6.1 million.

Segment Operating Profit.

	Years Ended		Dollar	Percentage
	March 31, 2006	April 1, 2005	Increase	Increase
	(In millions, except percentages)

Segment operating profit	$41.9	$28.1	$13.8	49.4%
Percentage of segment revenues	19.9%	16.0%

The increase in government segment operating profit dollars was primarily related to the increased revenue year over year and improved program performance in the government segment over fiscal year 2005, in particular improved profitability of MIDS programs and lower product sustaining costs, partially offset by higher SG&A expenses of $5.9 million and IR&D expenses of $3.9 million.

Commercial Segment

Revenues.

	Years Ended		Dollar	Percentage
Satellite Networks	March 31, 2006	April 1, 2005	Increase	Increase
	(In millions, except percentages)

Revenues	$182.3	$138.0	$44.3	32.1%

Antenna Systems

Revenues	$47.2	$39.4	$7.8	19.7%

Total Commercial Segment

Revenues	$229.5	$177.4	$52.1	29.4%

The increase in commercial segment revenues reflects higher sales of satellite networking systems, principally consumer broadband sales of approximately $34.0 million and mobile broadband sales of approximately $7.5 million as well as the acquisition of ECC in our fiscal third quarter contributing approximately $4.4 million to annual sales. The higher sales of satellite networking equipment revenue reflects higher customer awards stemming from greater market acceptance of our products, the conversion of those awards to revenue, more favorable market conditions in the commercial telecommunications market for our products and further development of our in-flight and consumer satellite broadband internet systems. The increase in antenna systems revenues primarily related to the conversion of prior year backlog to sales.

Segment Operating Profit.

			Dollar	Percentage
	Years Ended		Increase	Increase
Satellite Networks	March 31, 2006	April 1, 2005	(Decrease)	(Decrease)
	(In millions, except percentages)

Satellite Networks operating profit	$(6.8)	$(1.7)	$(5.1)	(289.6)%
Percentage of Satellite Network revenues	(3.7)%	(1.2)%

Antenna Systems

Antenna Systems operating profit	$3.9	$3.6	$0.2	6.8%
Percentage of Antenna Systems revenues	8.2%	9.1%

Total Commercial Segment

Segment operating profit	$(2.9)	$1.9	$(4.8)	(254.6)%
Percentage of segment revenues	(1.3)%	1.1%

The decrease in commercial segment operating profit dollars and percentage reflects an increase in antenna systems operating profit from improved program performance, offset by higher operating costs in satellite networks, principally higher than planned investments in a radio frequency micro-positioning technology of $2.5 million, higher IR&D investments of $3.8 million and lower VSAT product margins, offset by improved consumer broadband performance.

Fiscal Year 2005 Compared to Fiscal Year 2004

Revenues.

	Years Ended		Dollar	Percentage
	April 1, 2005	April 2, 2004	Increase	Increase
	(In millions, except percentages)

Revenues	$345.9	$278.6	$67.3	24.2%

The increase in revenues was due to the higher customer awards received in the past two fiscal years consisting of $426.2 million in fiscal year 2005 and $346.6 million in fiscal year 2004 and the conversion of certain of those awards into revenues.

Gross Profit.

	Years Ended		Dollar	Percentage
	April 1, 2005	April 2, 2004	Increase	Increase
	(In millions, except percentages)

Gross profit	$83.7	$72.3	$11.4	15.8%
Percentage of revenues	24.2%	25.9%

The increase in gross profit was primarily due to the margin dollars generated from higher revenues and improved program performance in the government segment over fiscal year 2004. These increases were partially offset by gross profit reductions from higher than planned development and start-up costs of our DOCSIS-based consumer satellite broadband system. Our fiscal year 2004 gross profit includes a $3.2 million benefit from the Scientific-Atlanta Settlement. See “Liquidity and Capital Resources” for a more detailed explanation of the Scientific-Atlanta Settlement.

Selling, General and Administrative Expenses.

	Years Ended		Dollar	Percentage
	April 1, 2005	April 2, 2004	Increase	Increase
	(In millions, except percentages)

Selling, General and Administrative	$48.6	$38.8	$9.8	25.3%
Percentage of revenues	14.1%	13.9%

The increase in SG&A expenses year over year is primarily attributable to the increase in selling costs related to higher new contract awards and increased revenues, costs related to Sarbanes-Oxley implementation of $1.1 million, and higher year over year legal costs of approximately $0.8 million.

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

Independent Research and Development.

	Years Ended		Dollar	Percentage
	April 1, 2005	April 2, 2004	(Decrease)	(Decrease)
	(In millions, except percentages)

Independent Research and Development	$8.1	$10.0	$(1.9)	(19.0)%
Percentage of revenues	2.3%	3.6%

IR&D expenses have declined in each of the past two years compared to the prior year. The decrease in IR&D expenses reflects the reduced efforts for company funded development projects due to the increase of orders over the past 30 months, where customer funded development was part of the contract, and the completion of the KG-250 development during in fiscal year 2005 versus a full year in fiscal year 2004.

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

Our Segment Results Fiscal Year 2005 Compared to Fiscal Year 2004

Government Segment

Revenues.

	Years Ended		Dollar	Percentage
	April 1, 2005	April 2, 2004	Increase	Increase
	(In millions, except percentages)

Revenues	$175.4	$128.4	$47.0	36.6%

The increase in government segment revenues related primarily to the $227.1 million in awards received during fiscal year 2005. The increased sales were principally from higher year over year tactical data link sales of

$33.7 million and sales of KG-250 products of $12.6 million, which was a new product introduced in fiscal year 2005.

Segment Operating Profit.

	Years Ended		Dollar	Percentage
	April 1, 2005	April 2, 2004	Increase	Increase
	(In millions, except percentages)

Segment operating profit	$28.1	$15.2	$12.9	84.9%
Percentage of segment revenues	16.0%	11.8%

The increase in government segment operating profit dollars was primarily related to the increased revenue year over year from tactical data link sales of $15.6 million offset by contract development overrun charges on information assurance and MILSATCOM programs of $5.7 million. Segment operating profit percentage also increased due to improved margins of tactical data links products.

Commercial Segment

Revenues.

			Dollar	Percentage
	Years Ended		Increase	Increase
Satellite Networks	April 1, 2005	April 2, 2004	(Decrease)	(Decrease)
	(In millions, except percentages)

Revenues	$138.0	$111.5	$26.5	23.8%

Antenna Systems

Revenues	$39.4	$42.6	$(3.2)	(7.5)%

Total Commercial Segment

Revenues	$177.4	$154.2	$23.2	15.0%

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

Segment Operating Profit.

			Dollar	Percentage
	Years Ended		Increase	Increase
Satellite Networks	April 1, 2005	April 2, 2004	(Decrease)	(Decrease)
	(In millions, except percentages)

Satellite Networks operating profit	$(1.7)	$7.3	$(9.0)	(123)%
Percentage of Satellite Network revenues	(1.2)%	6.5%

Antenna Systems

Antenna Systems operating profit	$3.6	$2.1	$1.5	71.4%
Percentage of Antenna Systems revenues	9.1%	4.9%

Total Commercial Segment

Segment operating profit	$1.9	$9.4	$(7.5)	(79.8)%
Percentage of segment revenues	1.1%	6.1%

The decrease in commercial segment operating profit dollars and percentage reflects an increase in antenna systems operating profit from improved program performance offset by higher operating costs in satellite networks, principally higher development and start-up costs related to our DOCSIS-based consumer satellite broadband system. Fiscal year 2004 satellite networks operating profit includes a $6.3 million benefit related to the Scientific-Atlanta settlement and $406,000 in proceeds from the bankruptcy liquidation of ORBCOMM. Absent these benefits, satellite networks operating profit would have been $0.6 million.

Backlog

As reflected in the table below, funded and firm (funded plus unfunded) backlog increased during fiscal year 2006 with the increases in firm backlog coming from our commercial segment. New contract awards in the current year increased backlog to a new all-time high for us.

	March 31, 2006	April 1, 2005
	(In millions)

Firm backlog
Government segment	$183.7	$194.6
Commercial segment	191.2	167.3

Total	$374.9	$361.9

Funded backlog
Government segment	$132.9	$109.4
Commercial segment	190.7	163.9

Total	$323.6	$273.3

Contract options	$13.8	$23.0

The firm backlog does not include contract options. Of the $374.9 million in firm backlog, approximately $256.4 million is expected to be delivered in fiscal year 2007, and the balance is expected to be delivered in fiscal year 2008 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders. Over the last year, as more of our products have been placed into market, we have seen a greater percentage of awards from book and ship-type orders. This has resulted in backlog not growing as fast as the past three fiscal years.

Total new awards for both commercial and defense products were $443.7 million for fiscal year 2006 compared to $426.2 million for fiscal year 2005.

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

Liquidity and Capital Resources

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing and equity financing. The general cash needs of our government and commercial segments can vary significantly and depend on the type and mix of contracts (i.e. product or service, development or production, and timing of payments) in backlog, the quality of the customer (i.e. U.S. government or commercial, domestic or international) and the duration of the contract. In addition, for both of our segments, program performance significantly impacts the timing and amount of cash flows. If a program is performing and meeting its contractual requirements, then the cash flow requirements are usually lower.

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

Cash provided by operating activities in fiscal year 2006 was $52.2 million as compared to cash provided by operating activities in fiscal year 2005 of $3.6 million. The increase in cash provided by operating activities in 2006 compared to 2005 primarily related to a higher year over year net income of $4.2 million, approximately $28.4 million increased conversion of receivables to cash and an increase in current liabilities of approximately $15.9 million. The increase in current liabilities primarily relates to a $3.1 million increase in deferred rent, $1.4 million increase in collections in excess of revenues, and $11.4 million increase in other liabilities due to growth in operations. The increase in cash provided by operating activities was partially offset by an increase in investments in inventories of $6.6 million. The increase in inventory was primarily related a greater percentage of book and ship type orders, which required more on-hand inventory, and a shift in manufacturing production in the fourth quarter of fiscal year 2006 to an off-shore contract manufacturer and the related in-transit inventory.

Cash used in investing activities in fiscal year 2006 was $39.7 million as compared to cash used in investing activities in 2005 of $11.3 million. We spent $16.0 million for the acquisition of ECC and $23.7 million for capital, principally for facility expansion and production test equipment to support our growth in fiscal year 2006 compared to acquiring $11.3 million in equipment in fiscal year 2005.

Cash provided by financing activities for fiscal year 2006 was $9.9 million as compared to cash provided by financing activities for fiscal year 2005 of $3.7 million. This increase for fiscal year 2006 was primarily the result of cash received from the exercise of employee stock options.

At March 31, 2006, we had $36.9 million in cash, cash equivalents and short-term investments, $152.9 million in working capital and no outstanding borrowings under our line of credit. We had $5.2 million outstanding under standby letters of credit, principally related to contract performance leaving borrowing availability under our line of credit of $54.8 million. At April 1, 2005, we had $14.7 million in cash, cash equivalents and short-term investments, $138.9 million in working capital and no outstanding borrowings under our line of credit.

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

The Facility contains financial covenants that set a minimum EBITDA limit for the twelve-month period ending on the last day of any fiscal quarter at $30 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00. We were in compliance with our loan covenants at March 31, 2006.

Included in fiscal year 2006 operating cash flow is $4.8 million we received as a result of a settlement with Xetron Corporation. Operating income for fiscal year 2006 includes a benefit to cost of revenues of $2.7 million related to this settlement.

On October 23, 2002, we sent Scientific-Atlanta a claim for indemnification under the terms of the asset purchase agreement related to the acquisition of Scientific-Atlanta’s satellite networks business (Satellite Networks Business) in April 2000. On November 14, 2002, Scientific-Atlanta filed a complaint (United States District Court, Northern District of Georgia, Atlanta Division) for declaratory judgment seeking to resolve our claim for indemnification through litigation. In response to Scientific-Atlanta’s complaint, on January 15, 2003, we filed a formal claim against Scientific-Atlanta for, among other things, fraud, breach of warranty, contractual and equitable indemnification, and breach of the duty of good faith and fair dealing. In December 2003, we reached an agreement with Scientific-Atlanta (the “Scientific-Atlanta Settlement”). Under the terms of the Scientific-Atlanta Settlement, Scientific-Atlanta paid us $9.0 million in cash and the parties jointly dismissed the litigation concerning the acquisition. Neither party admitted liability in connection with the litigation, or in the agreement resolving it. As a result of the settlement, the Consolidated Statement of Operations for fiscal year 2004 includes benefits to cost of revenues of $3.2 million and to selling, general and administrative expenses of $3.1 million.

In June 2004 we filed a universal shelf registration statement with the SEC for the future sale of up to $154 million of debt securities, common stock, preferred stock, depositary shares and warrants. Additionally, ViaSat has available $46 million of these securities, which were previously registered under a shelf registration statement ViaSat originally filed in September 2001. Up to $200 million of the securities may now be offered from time to time, separately or together, directly by us or through underwriters at amounts, prices, interest rates and other terms to be determined at the time of the offering. We currently intend to use the net proceeds from the sale of the securities under the shelf registration statement for general corporate purposes, including acquisitions, capital expenditures and working capital.

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

The following table sets forth a summary of our obligations under operating leases, irrevocable letters of credit, purchase commitments and other long-term liabilities for the periods indicated:

		For the Fiscal Years Ending
	Total	2007	2008-2009	2010-2011	After 2011
	(In thousands)

Operating leases	$85,665	$8,332	$16,645	$16,919	$43,769
Standby letters of credit	5,239	1,696	1,055	—	2,488
Purchase commitments	141,794	95,705	45,729	360	—

Total	$232,698	$105,733	$63,429	$17,279	$46,257

We purchase components from a variety of suppliers and use several subcontractors and contract manufacturers to provide design and manufacturing services for our products. During the normal course of business, we enter into agreements with subcontractors, contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. These agreements help the Company secure pricing and product availability.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at March 31, 2006, that are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB No. 107) relating to the adoption of SFAS 123(R). Beginning in the first quarter of 2007, we will adopt SFAS 123(R) under the modified prospective transition method using the Black-Scholes pricing model. Under the new standard, our estimate of compensation expense will require a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. During the first quarter of fiscal 2007, we will begin recording the fair value of our share-based compensation in our financial statements in accordance with SFAS No. 123(R). Although the adoption of SFAS 123(R) will have no adverse impact on our balance sheet and cash flows, it will adversely affect our net profit (loss) and earnings (loss) per share. See Notes 1 and 5 to the Notes to Consolidated Financial Statements.

In October 2005, the FASB issued Financial Statement of Position (FSP) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (FSP 123(R)-2). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We will adopt this standard when we adopt SFAS 123(R) beginning in the first quarter of fiscal 2007. Initially, upon adoption, we do not expect SFAS 123(R) will have a material impact on our consolidated financial position, results of operations or cash flows. In the future, the Company may have equity based grants that under SFAS 123(R) may result in material amount of stock based compensation expense.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123(R)-3). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and simplified method to determine the subsequent impact the accumulated paid-in capital pool employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). We are currently evaluating this transition method.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 is a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that it will have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 states that the term conditional asset retirement obligation refers to an unconditional, legal obligation to perform an asset retirement obligation activity in which the timing and/or method of settlement are uncertain and conditional on a future event. If sufficient information exists for fair value measurement of the obligation, FIN 47 requires the Company to recognize a liability when incurred. The Company adopted FIN 47 in the fourth quarter of fiscal year 2006. The adoption of FIN 47 did not have a material impact on our consolidated results of operation, financial position or cash flows.

In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements.” The consensus requires that the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition. The consensus is to be applied prospectively to leasehold improvements acquired subsequent to June 29, 2005. This consensus is consistent with the accounting policy followed by the Company and thus had no impact upon adoption.

In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense and included in income from continuing operations unless the property is being developed to be leased. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005, with early adoption permitted. The adoption of FSP FAS 13-1 will not have a significant impact on the Company’s financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

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

As of March 31, 2006, there was a foreign currency exchange contract outstanding intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign exchange contract with a notional amount of $4.1 million, consisting of both a put contract and a call contract, had a fair value of a net liability of $183,000 as of March 31, 2006. The fair value of this foreign currency forward contract as of March 31, 2006, would have changed by $394,000 if the foreign currency exchange rate for the Euro to the U.S. dollar on this forward contract had changed by 10%.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements at March 31, 2006 and April 1, 2005 and for each of the three years in the period ended March 31, 2006, and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this annual report on pages F-1 through F-28.

Summarized Quarterly Data (Unaudited)

The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. Summarized quarterly data for fiscal years 2006 and 2005 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)

2006
Revenues	$99,977	$104,112	$111,608	$118,126
Gross profit	24,256	25,958	27,923	30,415
Income from operations	6,594	7,562	7,977	6,797
Net income	5,176	5,953	6,628	5,758
Basic net income per share	0.19	0.22	0.24	0.21
Diluted net income per share	0.18	0.21	0.23	0.20
2005
Revenues	$84,170	$82,643	$88,187	$90,939
Gross profit	21,394	19,835	19,715	22,735
Income from operations	5,379	5,768	4,867	4,310
Net income	3,563	3,745	5,241	6,718
Basic net income per share	0.13	0.14	0.20	0.25
Diluted net income per share	0.13	0.13	0.19	0.24

Item 9.	Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms.

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006, the end of the period covered by this annual report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2006.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of March 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006 as stated in their report which appears on page F-1.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2006 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Election of Directors” and “Executive Officers.”

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation and Other Information.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions

The information required by this item, to the extent applicable, is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountants Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Relationship With Independent Accountants.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of the report:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1		First Amended and Restated Bylaws of ViaSat, Inc.	S-3	333-116468	3.2	06/14/2004
3.2		Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.	10-Q	000-21767	3.1	11/14/2000
4.1		Form of Common Stock Certificate	S-1/A	333-13183	4.1	11/05/1996
10.1		Form of Invention and Confidential Disclosure Agreement by and between ViaSat, Inc. and each employee of ViaSat, Inc.	S-1	333-13183	10.4	10/01/1996
10	.2*	Second Amended and Restated 1996 Equity Participation Plan of ViaSat, Inc.	S-8	333-109959	10.1	10/24/2003
10	.3*	Form of Incentive Stock Option Agreement under the Second Amended and Restated 1996 Equity Participation Plan	S-1/A	333-13183	10.9	11/20/1996
10	.4*	Form of Nonqualified Stock Option Agreement under the Second Amended and Restated 1996 Equity Participation Plan	S-1/A	333-13183	10.10	11/20/1996
10	.5*	ViaSat, Inc. 401(k) Profit Sharing Plan	S-1	333-13183	10.12	10/11/1996
10.6		Second Amended and Restated Revolving Loan Agreement dated January 31, 2005 among ViaSat, Inc., Union Bank of California, N.A. and Comerica Bank	8-K	000-21767	10.1	02/01/2005
10.7		Lease, dated March 24, 1998, by and between W9/LNP Real Estate Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, California)	10-K	000-21767	10.27	06/29/1998

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.8	Amendment to Lease, dated June 17, 2004, by and between Levine Investments Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, CA)	10-Q	000-21767	10.1	08/10/2004
10.9	Award/Contract, effective January 20, 2000, issued by Space and Naval Warfare Systems to ViaSat, Inc.	10-Q	000-21767	10.1	02/14/2000
10.10	The ViaSat, Inc. Employee Stock Purchase Plan, as amended					X
21.1	Subsidiaries.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Denotes management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

By:	/s/ MARK D. DANKBERG
Mark D. Dankberg
Chairman and Chief Executive Officer

Date: June 5, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK D. DANKBERG Mark D. Dankberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	June 5, 2006

/s/ RONALD G. WANGERIN Ronald G. Wangerin	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	June 5, 2006

/s/ ROBERT W. JOHNSON Robert W. Johnson	Director	June 5, 2006

/s/ JEFFREY M. NASH Jeffrey M. Nash	Director	June 5, 2006

/s/ B. ALLEN LAY B. Allen Lay	Director	June 5, 2006

/s/ MICHAEL B. TARGOFF Michael B. Targoff	Director	June 5, 2006

/s/ JOHN P. STENBIT John P. Stenbit	Director	June 5, 2006

/s/ HARVEY P. WHITE Harvey P. White	Director	June 5, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ViaSat, Inc.:

We have completed an integrated audit of ViaSat, Inc.’s March 31, 2006 consolidated financial statements and of its internal control over financial reporting as of March 31, 2006 and audits of its April 1, 2005 and April 2, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ViaSat, Inc. and its subsidiaries at March 31, 2006 and April 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

San Diego, California
June 1, 2006

VIASAT, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	April 1,
	2006	2005
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$36,723	$14,579
Short-term investments	164	162
Accounts receivable, net	144,715	141,298
Inventories	49,883	36,612
Deferred income taxes	7,008	7,027
Prepaid expenses and other current assets	5,960	10,114

Total current assets	244,453	209,792
Goodwill	28,133	19,492
Other intangible assets, net	23,983	20,990
Property and equipment, net	46,211	33,278
Other assets	22,289	18,273

Total assets	$365,069	$301,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,577	$38,523
Accrued liabilities	40,969	32,410

Total current liabilities	91,546	70,933
Other liabilities	9,389	3,911

Total liabilities	100,935	74,844

Commitments and contingencies (Notes 9 & 10)
Minority interest in consolidated subsidiary	836	698

Stockholders’ equity:
Series A, convertible preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2006 and April 1, 2005, respectively	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized; 27,594,549 and 26,861,900 shares issued and outstanding at March 31, 2006 and April 1, 2005, respectively	3	3
Paid-in capital	177,876	163,819
Retained earnings	85,803	62,288
Deferred compensation	(196)	—
Accumulated other comprehensive income (loss)	(188)	173

Total stockholders’ equity	263,298	226,283

Total liabilities and stockholders’ equity	$365,069	$301,825

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	March 31, 2006	April 1, 2005	April 2, 2004
	(In thousands, except per share data)

Revenues	$433,823	$345,939	$278,579
Cost of revenues	325,271	262,260	206,327

Gross profit	108,552	83,679	72,252
Operating expenses:
Selling, general and administrative	57,059	48,631	38,800
Independent research and development	15,757	8,082	9,960
Amortization of intangible assets	6,806	6,642	7,841

Income from operations	28,930	20,324	15,651
Other income (expense):
Interest income	248	445	11
Interest expense	(448)	(141)	(357)

Income before income taxes and minority interest	28,730	20,628	15,305
Provision for income taxes	5,105	1,246	2,015
Minority interest in net earnings of subsidiary, net of tax	110	115	122

Net income	$23,515	$19,267	$13,168

Basic net income per share	$0.87	$0.72	$0.50

Diluted net income per share	$0.81	$0.68	$0.48

Shares used in computing basic net income per share	27,133	26,749	26,257

Shares used in computing diluted net income per share	28,857	28,147	27,558

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	March 31, 2006	April 1, 2005	April 2, 2004
	(In thousands)

Cash flows from operating activities:
Net income	$23,515	$19,267	$13,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,689	10,053	10,098
Amortization of intangible assets and capitalized software	10,207	10,072	10,631
Provision for bad debts	246	234	(294)
Deferred income taxes	(5,405)	(3,353)	(94)
Loss on sale and disposal of property and equipment	385	—	—
Minority interest in consolidated subsidiary	138	120	126
Stock compensation expense	1,556	—	35
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(2,320)	(30,760)	(29,310)
Inventories	(12,824)	(6,249)	(198)
Other assets	3,945	(984)	(1,820)
Accounts payable	10,263	5,885	10,643
Accrued liabilities	8,486	(1,697)	15,006
Other liabilities	2,284	995	606

Net cash provided by operating activities	52,165	3,583	28,597

Cash flows from investing activities:
Purchases of short-term investments, net	(2)	(2)	(2)
Purchases of property and equipment, net	(23,734)	(11,279)	(8,532)
Acquisition of a business, net of cash acquired	(15,994)	—	—

Net cash used in investing activities	(39,730)	(11,281)	(8,534)

Cash flows from financing activities:
Proceeds from line of credit	3,000	19,000	4,000
Payments on line of credit	(3,000)	(19,000)	(13,950)
Proceeds from issuance of common stock	9,883	3,709	4,054

Net cash provided by (used in) financing activities	9,883	3,709	(5,896)
Effect of exchange rate changes on cash	(174)	58	232

Net increase (decrease) in cash and cash equivalents	22,144	(3,931)	14,399
Cash and cash equivalents at beginning of year	14,579	18,510	4,111

Cash and cash equivalents at end of year	$36,723	$14,579	$18,510

Supplemental information:
Cash paid for interest	$158	$141	$384

Cash paid (received) for income taxes	$4,048	$3,680	$(45)

Non-cash investing and financing activities:
Issuance of stock options in connection with acquisition	$525	$—	$—

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock					Other
	Number of		Paid in	Retained	Unearned	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Total	Income (Loss)
	(In thousands, except share data)

Balance at March 31, 2003	26,130,443	$3	$154,293	$29,853	$(35)	$(227)	$183,887
Exercise of stock options	282,383		2,673				2,673
Tax benefit from exercise of stock options			976				976
Issuance of stock under Employee Stock Purchase Plan	127,333		1,381				1,381
Unearned compensation of option plan acquired					35		35
Net income				13,168			13,168	$13,168
Foreign currency Translation, net of tax						355	355	355

Comprehensive income								$13,523

Balance at April 2, 2004	26,540,159	3	159,323	43,021	—	128	202,475
Exercise of stock options	230,094		2,037				2,037
Tax benefit from exercise of stock options			787				787
Issuance of stock under Employee Stock Purchase Plan	91,647		1,672				1,672
Net income				19,267			19,267	$19,267
Hedging transaction, net of tax						(54)	(54)	(54)
Foreign currency
Translation, net of tax						99	99	99

Comprehensive income								$19,312

Balance at April 1, 2005	26,861,900	3	163,819	62,288	—	173	226,283
Exercise of stock options and warrants	622,380		7,974				7,974
Issuance of stock options in connection with acquisition of a business			525		(291)		234
Amortization of deferred compensation					95		95
Accelerated vesting of employee stock options			1,461				1,461
Tax benefit from exercise of stock options			2,188				2,188
Issuance of stock under Employee Stock Purchase Plan	110,269		1,909				1,909
Net income				23,515			23,515	$23,515
Hedging transaction, net of tax						(129)	(129)	(129)
Foreign currency translation, net of tax						(232)	(232)	(232)

Comprehensive income								$23,154

Balance at March 31, 2006	27,594,549	$3	$177,876	$85,803	$(196)	$(188)	$263,298

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company and a Summary of Its Significant Accounting Policies

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

We have adopted a 52- or 53-week fiscal year beginning with our fiscal year 2004. All references to a fiscal year refer to the fiscal year ending on the Friday closest to March 31 of the specified year. For example, references to fiscal year 2006 refer to the fiscal year ending on March 31, 2006. Our quarters for fiscal year 2006 ended on July 1, 2005, September 30, 2005, December 30, 2005 and March 31, 2006.

On December 1, 2005, the Company completed the acquisition of all of the outstanding capital stock of Efficient Channel Coding, Inc. (ECC), a privately-held designer and supplier of broadband communication integrated circuits and satellite communication systems. The acquisition was accounted for as a purchase and accordingly, the consolidated financial statements include the operating results of ECC from the date of acquisition in the Company’s Satellite Networks product group in the commercial segment. See Note 13 of the Notes to Consolidated Financial Statements for further discussion.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Management Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Significant estimates made by management include revenue recognition, capitalized software development costs, allowance for doubtful accounts, warranty accrual, valuation of goodwill and other intangible assets, long-lived assets, valuation allowance on deferred tax assets and derivatives.

Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of 90 days or less.

Short-term Investments

At March 31, 2006 and April 1, 2005, the Company held investments in investment grade debt securities with various maturities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and has designated all of its investments as held-to-maturity. The Company’s investments in these securities as of March 31, 2006 and April 1, 2005 totaled $164,000 and $162,000, respectively.

Unbilled Accounts Receivable

Unbilled receivables consist of costs and fees earned and billable on contract completion or other specified events. Unbilled receivables are generally expected to be collected within one year.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenues from the U.S. government comprised 33.6%, 30.3% and 25.4% of total revenues for fiscal years 2006, 2005 and 2004, respectively. Billed accounts receivable to the U.S. government as of March 31, 2006 and April 1, 2005 were 23.3% and 33.8%, respectively, of total billed receivables. In addition, one commercial customer comprised 9.8%, 2.4% and 1.0% of total revenues for fiscal year 2006, 2005 and 2004, respectively. Billed accounts receivable for a commercial customer as of March 31, 2006 and April 1, 2005 were 8.0% and 3.5% respectively, of total billed receivables. No other customer accounted for at least 10% of total revenues.

Revenues from the U.S. government and its prime contractors amounted to $210.6 million, $175.4 million and $128.4 million for the years ended March 31, 2006, April 1, 2005 and April 2, 2004, respectively. Revenues from commercial customers amounted to $229.5 million, $177.4 million and $154.2 million for the years ended March 31, 2006, April 1, 2005 and April 2, 2004, respectively. The Company’s five largest contracts (by revenues) generated approximately 44.1%, 27.4% and 23.8% of the Company’s total revenues for the fiscal years ended March 31, 2006, April 1, 2005 and April 2, 2004, respectively.

The Company relies on a limited number of contract manufacturers to produce its products.

Inventory

Inventory is valued at the lower of cost or market, cost being determined by the weighted average method.

Property and Equipment

Equipment, computers and software, and furniture and fixtures are recorded at cost, and depreciated using the straight-line method over estimated useful lives of five years, three years and seven years, respectfully. Leasehold improvements are capitalized and amortized on the straight-line method over the shorter of the lease term or the life of the improvement. Additions to property and equipment together with major renewals and betterments are capitalized. Maintenance, repairs and minor renewals and betterments are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized.

Goodwill and Intangible Assets

SFAS No. 141, “Business Combinations,” requires that all business combinations be accounted for using the purchase method. SFAS No. 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, acquired workforce must be recognized and reported in goodwill. SFAS No. 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful life. SFAS No. 142 prohibits the amortization of goodwill and indefinite-lived intangible assets, but instead requires these assets to be tested for impairment in accordance with the provisions of SFAS No. 142 at least annually and more frequently upon the occurrence of specified events. In addition, all goodwill must be assigned to reporting units for purposes of impairment testing.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Goodwill

We account for our goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the value below carrying value represents the amount of goodwill impairment. SFAS No. 142 requires goodwill to be tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

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

Acquisition

On December 1, 2005, the Company completed the acquisition of all of the outstanding capital stock of Efficient Channel Coding, Inc. (ECC), a privately-held designer and supplier of broadband communication integrated circuits and satellite communications systems. The acquisition was accounted for as a purchase and accordingly, the consolidated financial statements include the operating results of ECC from the date of acquisition in the Company’s Satellite Network product group in the commercial segment. See Note 13 of the Notes to Consolidated Financial Statements for further discussion.

Warranty Reserves

The Company provides limited warranties on certain of its products for periods of up to five years. The Company records warranty reserves when products are delivered based upon an estimate of total warranty costs, with amounts expected to be incurred within twelve months classified as a current liability.

Fair Value of Financial Instruments

At March 31, 2006, the carrying amounts of the Company’s financial instruments, including cash equivalents, short-term investments, trade receivables, accounts payable, accrued liabilities and line of credit, approximated their fair values due to their short-term maturities.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives

We enter into foreign currency forward and option contracts to hedge certain forecasted foreign currency transactions. Gains and losses arising from foreign currency forward and option contracts not designated as hedging instruments are recorded in interest income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as gains (losses) on derivative instruments until the underlying transaction affects our earnings. In fiscal year 2006, the Company recorded $347,000 in realized loss related to derivatives. There were no realized gains or losses recorded for fiscal year 2005 and 2004. The fair value of our foreign currency forward contracts was a liability of $183,000 and a liability of $54,000 at March 31, 2006 and April 1, 2005, respectively. We had $4.1 million and $2.7 million of notional value of foreign currency forward contracts outstanding at March 31, 2006 and April 1, 2005, respectively. We had no foreign currency forward or option contracts outstanding at April 2, 2004.

Revenue Recognition

A substantial portion of the Company’s revenues are derived from long-term contracts requiring development and delivery of products over time and often contain fixed-price purchase options for additional products. Sales related to long-term contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract or under the cost-to-cost method or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. In the fiscal years ended March 31, 2006 and April 1, 2005, we recorded losses of approximately $5.1 million and $5.7 million, respectively, related to loss contracts. There were no significant charges for loss contracts in fiscal year ended April 2, 2004.

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

When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value in accordance with EITF 00-21, “Accounting for Multiple Element Revenue Arrangements” and recognized when the applicable revenue recognition criteria for each element are met. The amount of product and service revenue recognized is impacted by our judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition.

In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company records shipping and handling costs billed to customers as a component of revenues, and shipping and handling costs incurred by the Company for inbound and outbound freight are recorded as a component of cost of revenues.

Collections in excess of revenues represent cash collected from customers in advance of revenue recognition.

Contract costs on U.S. government contracts, including indirect costs, are subject to audit and negotiations with U.S. government representatives. These audits have been completed and agreed upon through fiscal year 2001.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Software Development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product not to exceed five years. We capitalized no costs related to software developed for resale for the fiscal years ended March 31, 2006, April 1, 2005 and April 2, 2004. Amortization expense of software development costs was $3.4 million for fiscal year 2006 and 2005, and $2.8 million for fiscal year 2004.

Rent Expense, Deferred Rent Obligations and Deferred Lease Incentives

The Company leases all of its facilities locations under operating leases. Some of these lease agreements contain tenant improvement allowances funded by landlord incentives, rent holidays, and rent escalation clauses. Accounting principles generally accepted in the United States require rent expense to be recognized on a straight-line basis over the tease term. The difference between the rent due under the stated periods of the lease compared to that of the straight-line basis is recorded as a deferred rent within accrued and other long-term liabilities in the consolidated balance sheet.

For purposes of recognizing landlord incentives and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date that it obtains the legal right to use and control the leased space to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of occupying new space. For tenant improvement allowances funded by landlord incentives and rent holidays, the Company records a deferred lease incentive liability in accrued and other long-term liabilities on the consolidated balance sheet and amortizes the deferred liability as a reduction to rent expense on the consolidated statement of operations over the term of the lease.

Certain lease agreements contain rent escalation clauses which provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy. Such “stepped” rent expense is recorded in the consolidated statement of operations on a straight-line basis over the lease term.

At March 31, 2006, deferred rent included in accrued liabilities in our consolidated balance sheets was $434,000 and deferred rent included in other long-term liabilities in our consolidated balance sheets was $2.8 million. There was no deferred rent at April 1, 2005.

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-based Compensation

The Company measures compensation expense for ViaSat’s stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income as if the fair value-based method had been applied in measuring compensation expense.

At March 31, 2006, the Company had stock-based compensation plans described in Note 5. The Company accounts for options issued to employees, directors and officers under those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations.” Generally, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

In fiscal year 2006, the Company recorded total stock compensation expense of $1.6 million of which $95,000 related to stock options issued at acquisition of Efficient Channel Coding, Inc. (ECC) and $1.5 million related to the acceleration of vesting of certain employee stock options. Stock compensation expense presented in consolidated statement of operations was recorded as follows: $796,000 to cost of revenue, $686,000 to selling, general and administrative expense and $74,000 to independent research and development. In fiscal year 2005 and 2004, the Company recorded $0 and $35,000 of compensation expense, respectively.

On December 1, 2005, as a part of the acquisition of all of the outstanding capital stock of ECC, the Company issued 23,424 unvested incentive stock options under the Efficient Channel Coding, Inc. 2000 Long Term Incentive Plan assumed under the terms of the acquisition agreement. In accordance with SFAS No. 141, the Company recorded $291,000 in deferred stock-based compensation which is being amortized to compensation expense over

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the remaining service period. The Company amortized $95,000 to compensation expense related to this deferred stock-based compensation through March 31, 2006.

On March 30, 2006, the Board of Directors of the Company accelerated the vesting of certain unvested employee stock options previously awarded to the Company’s employees under the Company’s Second Amended and Restated 1996 Equity Participation Plan. Stock options held by the Company’s non-employee directors were not accelerated. Options to purchase approximately 1.5 million shares of common stock (representing approximately 26% of the Company’s total current outstanding options) were subject to this acceleration. All of the accelerated options were “in-the-money” and had exercise prices ranging from $4.70 to $26.94. All other terms and conditions applicable to such options, including the exercise prices, remain unchanged. As result, the Company recorded $1.5 million in compensation expense in accordance with generally accepted accounting principles.

The accelerated stock options are subject to lock-up restrictions preventing the sale of any shares acquired through the exercise of an accelerated stock option prior to the date on which the exercise would have been permitted under the stock option’s original vesting terms.

The decision to accelerate vesting of these options was made primarily to eliminate the recognition of the related compensation expense in the Company’s future consolidated financial statements with respect to these unvested stock options upon adopting SFAS 123(R). The Company has recognized a charge for estimated compensation expense of approximately $1.5 million in the fiscal fourth quarter ended March 31, 2006 after considering expected employee turnover rates to reflect, absent the acceleration, the “in-the-money” value of accelerated stock options the Company estimates would have been forfeited (unvested) pursuant to their original terms. The Company will adjust this estimated compensation expense in future periods to record the impact of actual employee turnover on the compensation expense recognized at the time of acceleration.

In accordance with SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS 123) and SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure” (SFAS 148), we disclose our net income or loss and net income or loss per share on a pro-forma basis as if we had applied the fair value-based method in measuring compensation expense for our share-based incentive programs.

The fair values of options granted during the years ended as reported below were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2006	2005	2004	2006	2005	2004

Expected life (in years)	6.31	6.30	6.84	0.50	0.50	0.50
Risk-free interest rate	4.57%	3.79%	3.20%	4.38%	1.68%	1.05%
Expected volatility	55.00%	62.00%	66.00%	33.00%	46.00%	66.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

The weighted average estimated fair value of employee stock options granted during 2006, 2005, and 2004 was $13.54, $11.33, and $10.40 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during 2006, 2005 and 2004 was $5.95, $7.92 and $10.85 per share, respectively. In connection with the acquisition of ECC, the Company exchanged options with a weighted average fair value of $22.43. There were no options granted less than fair market value during 2005 and 2004.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period. The Company’s pro forma information for the years ended March 31, 2006, April 1, 2005 and April 2, 2004 is as follows:

	Year Ended
	March 31, 2006	April 1, 2005	April 2, 2004
	(In thousands, except per share data)

Net income as reported	$23,515	$19,267	$13,168
Stock based compensation included in net income, net	1,333	—	35
Stock based employee compensation expense under fair value based method, net	(19,377)	(8,146)	(10,478)

Pro forma net income	$5,471	$11,121	$2,725

Basic earnings per share
As reported	$0.87	$0.72	$0.50

Pro forma	$0.20	$0.42	$0.10

Diluted earnings per share
As reported	$0.81	$0.68	$0.48

Pro forma	$0.19	$0.40	$0.10

Stock based employee compensation expense under the fair value method included in the Company’s fiscal 2006 pro forma net income included approximately $11.5 million, net of tax, related to the acceleration of the vesting of 1.5 million shares of common stock options approved by the Company’s Board of Directors in the fourth quarter of 2006.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB No. 107) relating to the adoption of SFAS 123(R). Beginning in the first quarter of 2007, we will adopt SFAS 123(R) under the modified prospective transition method using the Black-Scholes pricing model. Under the new standard, our estimate of compensation expense will require a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. During the first quarter of fiscal 2007, we will begin recording the fair value of our share-based compensation in our financial statements in accordance with SFAS No. 123(R). Although the adoption of SFAS 123(R) will have no adverse impact on our balance sheet and cash flows, it will adversely affect our net profit (loss) and earnings (loss) per share. See Notes 1 and 5 to the Notes to Consolidated Financial Statements.

In October 2005, the FASB issued Financial Statement of Position (FSP) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (FSP 123(R)-2). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We will adopt this standard when we adopt SFAS 123(R) beginning in the first quarter of 2007, and we do not expect it will have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123(R)-3). FSP 123(R)-3 provides an elective alternative method

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and simplified method to determine the subsequent impact the accumulated paid-in capital pool employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). We are currently evaluating this transition method.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 is a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that it will have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 states that the term conditional asset retirement obligation refers to an unconditional, legal obligation to perform an asset retirement obligation activity in which the timing and/or method of settlement are uncertain and conditional on a future event. If sufficient information exists for fair value measurement of the obligation, FIN 47 requires the Company to recognize a liability when incurred. The Company adopted FIN 47 in the fourth quarter of fiscal year 2006. The adoption of FIN 47 did not have a material impact on our consolidated results of operation, financial position or cash flows.

In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements.” The consensus requires that the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition. The consensus is to be applied prospectively to leasehold improvements acquired subsequent to June 29, 2005. This consensus is consistent with the accounting policy followed by the Company and thus had no impact upon adoption.

In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense and included in income from continuing operations unless the property is being developed to be leased. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005, with early adoption permitted. The adoption of FSP FAS 13-1 will not have a significant impact on the Company’s financial statements.

Note 2 —	Composition of Certain Balance Sheet Captions

	March 31, 2006	April 1, 2005
	(In thousands)

Accounts receivable, net:
Billed	$79,107	$49,737
Unbilled	65,873	91,724
Allowance for doubtful accounts	(265)	(163)

	$144,715	$141,298

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2006	April 1, 2005
	(In thousands)

Inventories:
Raw materials	$28,457	$16,706
Work in process	9,862	9,347
Finished goods	11,564	10,559

	$49,883	$36,612

Prepaid expenses and other current assets:
Income taxes receivable	$—	$2,639
Prepaid expenses	5,322	6,187
Other	638	1,288

	$5,960	$10,114

Other intangible assets, net:
Technology	$29,670	$26,770
Contracts and relationships	15,436	9,736
Non-compete agreement	7,950	7,950
Other intangibles	8,075	6,875

	61,131	51,331
Less accumulated amortization	(37,148)	(30,341)

	$23,983	$20,990

Property and equipment, net:
Machinery and equipment	$47,704	$41,370
Computer equipment and software	33,693	29,866
Furniture and fixtures	5,905	3,523
Leasehold improvements	7,617	2,596
Land	3,124	—
Construction in progress	5,808	3,876

	103,851	81,231
Less accumulated depreciation	(57,640)	(47,953)

	$46,211	$33,278

Other assets:
Capitalized software costs, net	$6,963	$10,341
Deferred income taxes	13,518	6,333
Other	1,808	1,599

	$22,289	$18,273

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2006	April 1, 2005
	(In thousands)

Accrued liabilities:
Current portion of warranty reserve	$4,395	$3,268
Accrued vacation	6,381	5,120
Accrued bonus	4,645	3,468
Accrued 401(k) matching contribution	3,196	2,771
Collections in excess of revenues	15,141	13,767
Other	7,211	4,016

	$40,969	$32,410

Other liabilities:
Accrued warranty	$3,974	$3,911
Deferred rent, long-term portion	2,809	—
Deferred income taxes	1,764	—
Other	842	—

	$9,389	$3,911

Note 3 —	Accounting for Goodwill and Intangible Assets

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The intangible assets are amortized using the straight-line method over their estimated useful lives of one to ten years. The technology intangible asset has several components with estimated useful lives of five to nine years, contracts and relationships intangible asset has several components with estimated useful lives of three to ten years, non-compete agreements have useful lives of three to five years and other amortizable assets have several components with estimated useful lives of one to ten years. The amortization expense was $6.8 million, $6.6 million and $7.8 million for the years ended March 31, 2006, April 1, 2005 and April 2, 2004, respectively. The estimated amortization expense for the next five years is as follows:

Amortization
(In thousands)

Expected for fiscal year 2007	$7,254
Expected for fiscal year 2008	5,584
Expected for fiscal year 2009	4,836
Expected for fiscal year 2010	1,612
Expected for fiscal year 2011	1,364
Thereafter	3,333

$23,983

The allocation of the intangible assets and the related accumulated amortization as of March 31, 2006 and April 1, 2005 is as follows (in thousands):

		As of March 31, 2006			As of April 1, 2005
		Accumulated	Net book		Accumulated	Net book
	Total	Amortization	Value	Total	Amortization	Value

Intangible Assets
Existing Technology	$29,670	$(18,740)	$10,930	$26,770	$(14,770)	$12,000
Contracts and relationships	15,436	(6,649)	8,787	9,736	(5,395)	4,341
Non-compete agreements	7,950	(7,560)	390	7,950	(7,040)	910
Other amortizable assets	8,075	(4,199)	3,876	6,875	(3,136)	3,739

Total intangible assets	$61,131	$(37,148)	$23,983	$51,331	$(30,341)	$20,990

Note 4 —	Line of Credit

On January 31, 2005,we entered into a three-year, $60 million revolving credit facility (the “New Facility”) in the form of a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, Comerica Bank and Silicon Valley Bank. The New Facility amended and restated ViaSat’s existing $30 million revolving credit facility that was scheduled to expire on February 28, 2005 (the “Prior Facility”).

Borrowings under the New Facility are permitted up to a maximum amount of $60 million, including up to $15 million of letters of credit. Borrowings under the New Facility bear interest, at ViaSat’s option, at either the lender’s prime rate or at LIBOR (London Interbank Offered Rate) plus, in each case, an applicable margin based on the ratio of the Company’s total funded debt to EBITDA (income from operations plus depreciation and amortization). As with the Prior Facility, the New Facility is collateralized by substantially all of ViaSat’s personal property assets. At March 31, 2006, the Company had $5.2 million outstanding under standby letters of credit leaving borrowing availability under our line of credit of $54.8 million.

The New Facility contains financial covenants that set a minimum EBITDA limit for the twelve-month period ending on the last day of any fiscal quarter at $30 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00. We were in compliance with our loan covenants as of March 31, 2006.

Note 5 —	Common Stock and Options

In June 2004 we filed a universal shelf registration statement with the SEC for the future sale of up to $154 million of debt securities, common stock, preferred stock, depositary shares and warrants. Additionally, the Company has available $46 million of these securities, which were previously registered under a shelf registration statement the Company originally filed in September 2001. Up to $200 million of the securities may now be offered from time to time, separately or together, directly by us or through underwriters at amounts, prices, interest rates and other terms to be determined at the time of the offering.

In November 1996, the Company adopted the 1996 Equity Participation Plan. The 1996 Equity Participation Plan provides for the grant to executive officers, other key employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards. In September 2000, the Company amended the 1996 Equity Participation Plan to increase the maximum number of shares reserved for issuance under this plan from 2,500,000 shares to 6,100,000 shares. In September 2003, the Company further amended the 1996 Equity Participation Plan to increase the maximum number of shares reserved for issuance under this plan from 6,100,000 shares to 7,600,000 shares. As of March 31, 2006, the Company had granted options to purchase 7,038,702 shares of common stock under this plan with vesting terms of three to five years which are exercisable for up to ten years from the grant date or up to five years from the date of grant for a ten percent owner.

In November 1996, the Company adopted the ViaSat, Inc. Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) to assist employees in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. In September 2005, the Company amended the Employee Stock Purchase Plan to increase the maximum number of shares reserved for issuance under this plan from 1,000,000 shares to 1,500,000 shares. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of March 31, 2006, the Company had issued 992,238 shares of common stock under this plan.

In January 2002, the Company assumed the U.S. Monolithics 2000 Incentive Plan (the “USM Plan”) which was amended and restated in January 2002. Pursuant to such assumption, all options granted under the USM Plan were converted into options to purchase common stock of the Company. The number of shares of common stock reserved for issuance under this plan is 203,000. As of March 31, 2006, options to purchase 198,792 shares of common stock had been granted under this plan, 44,418 of which were converted from previously issued U.S. Monolithics options. The options granted under this plan have an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2005, under the terms of the acquisition agreement, the Company assumed the Efficiency Channel Coding 2000 Long Term Incentive Plan (the “ECC Plan”). Pursuant to the acquisition agreement, all options granted under the ECC Plan were converted into options to purchase common stock of the Company. The number of shares of common stock reserved for issuance under this plan is 23,424. As of March 31, 2006, options to purchase 23,424 shares of common stock had been granted under this plan, all of which were converted from previously issued Efficiency Channel Coding options. The options granted under this plan have an exercise price equal to the market value of the underlying common stock on the date of grant.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 30, 2006, the Board of Directors of the Company accelerated the vesting of certain unvested employee stock options previously awarded to the Company’s employees under the Company’s Second Amended and Restated 1996 Equity Participation Plan. Stock options held by the Company’s non-employee directors were not accelerated. Options to purchase approximately 1.5 million shares of common stock were subject to this acceleration. All of the accelerated options were “in-the-money” and had exercise prices ranging from $4.70 to $26.94. All other terms and conditions applicable to such options, including the exercise prices, remain unchanged. As a result, the Company recorded $1.5 million in compensation expense in accordance with generally accepted accounting principles. The accelerated stock options are subject to lock-up restrictions preventing the sale of any shares acquired through the exercise of an accelerated stock option prior to the date on which the exercise would have been permitted under the stock option’s original vesting terms. The decision to accelerate vesting of these options was made primarily to eliminate the recognition of the related compensation expense in the Company’s future consolidated financial statements with respect to these unvested stock options upon adopting SFAS 123(R).

Transactions under the Company’s stock option plans are summarized as follows:

			Weighted Average
	Number of	Exercise Price	Exercise Price
	Shares	per Share	per Share

Outstanding at March 31, 2003	5,035,617	$4.25 - $43.82	$14.37
Options granted	514,000	10.26 - 25.01	17.55
Options canceled	(192,426)	8.80 - 36.35	17.80
Options exercised	(282,383)	4.25 - 26.16	9.15

Outstanding at April 2, 2004	5,074,808	4.25 - 43.82	14.83
Options granted	1,296,000	16.94 - 22.82	19.52
Options canceled	(126,353)	6.06 - 43.82	19.36
Options exercised	(230,094)	4.69 - 22.03	8.86

Outstanding at April 1, 2005	6,014,361	4.25 - 43.82	15.98
Options granted	345,274	5.03 - 26.94	21.75
Options canceled	(67,109)	5.03 - 25.01	18.69
Options exercised	(592,380)	4.70 - 27.94	12.42

Outstanding at March 31, 2006	5,700,146	4.25 - 43.82	16.70

All options issued under the Company’s stock option plans have an exercise price equal to the fair market value of the Company’s stock on the date of the grant.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes all options outstanding and exercisable by price range as of March 31, 2006:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life-Years	Price	Exercisable	Price

$ 4.25 - $ 7.77	713,152	2.71	$6.37	699,579	$6.39
8.07 - 10.28	174,311	4.36	9.02	170,957	9.02
10.73 - 10.73	646,021	6.95	10.73	646,021	10.73
11.08 - 14.00	590,865	5.58	13.34	585,365	13.35
14.56 - 18.41	570,917	6.93	17.16	527,585	17.13
18.48 - 18.71	28,500	7.31	18.56	28,500	18.56
18.73 - 18.73	758,996	8.61	18.73	758,996	18.73
18.97 - 21.76	582,500	7.94	20.79	527,170	20.82
21.82 - 21.83	25,500	7.02	21.82	25,500	21.82
22.03 - 43.82	1,609,384	5.25	23.02	1,549,384	23.01

4.25 - 43.82	5,700,146	6.04	16.70	5,519,057	16.62

Note 6 —	Shares Used in Earnings Per Share Calculations

	Years Ended
	March 31, 2006	April 1, 2005	April 2, 2004

Weighted average common shares outstanding used in calculating basic net income per share	27,132,973	26,748,597	26,256,869
Weighted average options to purchase common stock as determined by application of the treasury stock method	1,722,087	1,396,434	1,297,416
Employee Stock Purchase Plan equivalents	2,227	2,141	3,623

Shares used in computing diluted net income per share	28,857,287	28,147,172	27,557,908

Antidilutive shares relating to stock options excluded from the calculation were 255,771, 1,580,997 and 1,817,156 shares for the fiscal years ended March 31, 2006, April 1, 2005, and April 2, 2004, respectively.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Income Taxes

The provision for income taxes includes the following:

	Years Ended
	March 31, 2006	April 1, 2005	April 2, 2004
		(In thousands)

Current tax provision
Federal	$9,613	$3,563	$1,493
State	769	845	207
Foreign	128	191	409

	10,510	4,599	2,109

Deferred tax (benefit) provision
Federal	(2,543)	(2,077)	175
State	(2,862)	(1,276)	(269)
Foreign	—	—	—

	(5,405)	(3,353)	(94)

Total provision for income taxes	$5,105	$1,246	$2,015

Significant components of the Company’s net deferred tax assets are as follows:

	As of
	March 31, 2006	April 1, 2005
	(In thousands)

Deferred tax assets:
Tax credit carryforwards	$9,329	$10,031
Warranty reserve	3,306	2,913
Property, equipment and intangible assets	3,115	—
Accrued vacation	2,020	1,708
Deferred rent	1,253	—
Inventory reserve	1,000	1,947
Other	809	(286)
Valuation allowance	(303)	(769)

Total deferred tax assets	20,529	15,544
Deferred tax liabilities:
Indefinite lived intangibles	1,764	1,089
Property, equipment and intangible assets	—	1,064
Other	—	31

Total deferred tax liabilities	1,764	2,184

Net deferred tax assets	$18,765	$13,360

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Years Ended
	March 31, 2006	April 1, 2005	April 2, 2004
	(In thousands)

Tax expense at statutory rate	$10,056	$7,296	$5,369
State tax provision, net of federal benefit	1,277	982	659
Tax credits, net	(5,772)	(5,480)	(4,076)
Export sales tax benefit	(578)	(1,548)	(177)
Other	122	(4)	240

Total provision for income taxes	$5,105	$1,246	$2,015

As of March 31, 2006, the Company had federal and state research credit carryforwards of approximately $4.0 million and $7.6 million, respectively, that begin to expire in 2024 and 2020, respectively.

In accordance with SFAS No. 109, “Accounting for Income Taxes,” net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $303,000 at March 31, 2006 and $769,000 at April 1, 2005 has been established relating to state research credit carryforwards that, based on management’s estimate of future taxable income attributable to certain states and generation of additional research credits, may expire unused.

In addition, in determining the value of income tax liabilities we make estimates of the results of future examinations of our income tax returns by taxing authorities. We believe we have adequately provided for additional taxes in our financial statements which we estimate may result from these examinations. If these amounts provided prove to be more than what is necessary, the reversal of the reserves would result in tax benefits being recognized in the period in which we determine the liability is no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense will result.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. We did not repatriate accumulated income earned abroad, as the taxing jurisdictions where we have accumulated earnings do not have low enough tax rates, and therefore, did not allow us to benefit from repatriating accumulated earnings from our controlled foreign corporations.

If the Company has an “ownership change” as defined under Internal Revenue Code Section 382, it may have an annual limitation on the utilization of its tax credit carryforwards.

Note 8 —	Employee Benefits

The Company is a sponsor of a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code. The Company may make discretionary contributions to the plan which vest equally over six years. Employees who are at least 18 years of age are eligible to participate in the plan. Participants are entitled, upon termination or retirement, to their vested portion of the plan assets which are held by an independent trustee. Discretionary contributions accrued by the Company during fiscal years 2006, 2005 and 2004 amounted to $3.2 million, $2.8 million and $2.3 million, respectively. The cost of administering the plan is not significant.

Note 9 —	Commitments

The Company leases office facilities under non-cancelable operating leases with initial terms ranging from one to eleven years which expire between April 2007 and February 2017 and provide for pre-negotiated fixed rental

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rates during the terms of the lease. Certain of the Company’s facilities leases contain option provisions which allow for extension of the lease terms.

In July 2005, the Company renewed its Carlsbad headquarters lease until January 2017. The Company also added an additional 60,000 square foot building under the lease, which was occupied in January 2006. In September 2005, the Company’s Maryland location moved into a new facility after signing a new lease that expires in October of 2011. In November of 2005, the Company’s Atlanta location moved into new facility after signing a new lease that expires in December of 2015.

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight line basis over the lease term as that term is defined in SFAS No. 13, as amended, including any option periods considered in the lease term and any periods during which the Company has use of the property but is not charged rent by a landlord (“rent holiday”). The Company has accrued for rent expense incurred but not paid. Leasehold improvement incentives paid to the Company by a landlord are recorded as a liability and amortized as a reduction of rent expense over the lease term. Total rent expense was $7.6 million, $7.1 million and, $6.5 million in fiscal years 2006, 2005 and 2004, respectively.

Future minimum lease payments are as follows (in thousands):

Years Ending,

2007	$8,332
2008	8,328
2009	8,317
2010	8,500
2011	8,419
Thereafter	43,769

$85,665

Note 10 —	Contingencies

We are a party to various claims and legal actions arising in the normal course of business. The ultimate outcome of such matters is not presently determinable, we believe that the resolution of all such matters, net of amounts accrued, will not have a material adverse effect on our financial position or liquidity; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on our results of operations in any period.

Note 11 —	Derivatives

During the fiscal year 2006, the Company settled certain foreign exchange contracts recognizing a loss of $347,000 recorded as cost of revenues based on the nature of the underlying transaction. No foreign exchange contracts were settled and no gain or loss was recognized during fiscal year 2005. During the fiscal year 2006, the Company also entered into foreign currency exchange contract intended to reduce the foreign currency risk for amounts payable to vendors in Euros which have a maturity of less than six months. The fair value of the outstanding foreign currency contracts was $183,000 recorded as a liability as of March 31, 2006. We had $4.1 million of notional value of foreign currency forward contracts outstanding at March 31, 2006. As of April  1, 2005, the fair value of the outstanding foreign currency contract was $54,000 recorded as a liability.

Note 12 —	Product Warranty

We provide limited warranties on most of our products for periods of up to five years. We record a liability for our warranty obligations when products are delivered based upon an estimate of expected warranty costs. Amounts

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to be incurred within twelve months are classified as a current liability. For mature products the warranty costs estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty cost, we base our estimates on our experience with the technology involved and the types of failure that may occur. It is possible that our underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in our warranty accrual in fiscal years 2006, 2005 and 2004.

	Years Ended
	March 31, 2006	April 1, 2005	April 2, 2004
	(In thousands)

Balance, beginning of period	$7,179	$4,451	$2,327
Change in liability for warranties issued in period	4,309	4,737	3,315
Settlements made (in cash or in kind) during the period	(3,119)	(2,009)	(1,191)

Balance, end of period	$8,369	$7,179	$4,451

Note 13 —	Acquisition

On December 1, 2005, the Company completed the acquisition of all of the outstanding capital stock of Efficient Channel Coding, Inc. (ECC), a privately-held designer and supplier of broadband communication integrated circuits and satellite communication systems. The initial purchase price of approximately $16.6 million was comprised primarily of $15.8 million in cash consideration, $227,000 in direct acquisition costs and $525,000 related to the fair value of options exchanged at the closing date. The $16.1 million of cash consideration less cash acquired of approximately $70,000 resulted in a net cash outlay of approximately $16.0 million. An additional $9.0 million in consideration is payable in cash and/or stock at the Company’s option on or prior to the eighteen (18) month anniversary of the closing date based on ECC meeting certain financial performance targets.

The preliminary allocation of purchase price of the acquired assets and assumed liabilities based on the estimated fair values was as follows:

December 1, 2005
(In thousands)

Current assets	$1,513
Property, plant and equipment	179
Identifiable intangible assets	9,800
Goodwill	8,641
Other assets	34

Total assets acquired	20,167
Current liabilities	(3,016)
Other long term liabilities	(853)

Total liabilities assumed	(3,869)
Deferred stock-based compensation	291

Total purchase price	$16,589

The Company issued 23,424 unvested incentive stock options under the Efficient Channel Coding, Inc. 2000 Long Term Incentive Plan assumed under the terms of the acquisition agreement. In accordance with SFAS No. 141, the Company recorded $291,000 in deferred stock-based compensation which will be amortized to compensation expense over the remaining service period.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The acquisition of ECC is complementary to the Company because we will benefit from their technology, namely DVB-S2 and ASIC design capabilities, customers and highly skilled workforce. The potential opportunities these benefits provide to ViaSat’s Satellite Networks product group in our commercial segment were among the factors that contributed to a purchase price resulting in the recognition of goodwill. The intangible assets and goodwill recognized will be deductible for federal income tax purposes.

The consolidated financial statements include the operating results of ECC from the date of acquisition in the Company’s Satellite Networks product group in the commercial segment. Pro forma results of operations have not been presented because the effect of the acquisition was insignificant to the financial statements for all periods presented.

Note 14 —	Segment Information

Our commercial and government segments are primarily distinguished by the type of customer and the related contractual requirements. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics, which differ from the commercial segment. Therefore, we are organized primarily on the basis of products with commercial and government (defense) communication applications. Based on the Company’s commercial business strategy to provide end-to-end capability with satellite communication equipment solutions, the Company implemented certain management changes during the year ended March 31, 2006 which led to the delineation of the commercial segment into two product groups: Satellite Networks and Antenna Systems. These product groups are distinguished from one another based upon their underlying technologies. Prior segment results have been reclassified to conform to our current organizational structure. Reporting segments are determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The following table summarizes revenues and operating profits by reporting segment for the fiscal years ended March 31, 2006, April 1, 2005 and April 2, 2004. Certain corporate general and administrative costs, amortization of intangible assets and charges of acquired in-process research and development are not allocated to either segment and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit. Certain assets are not

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tracked by reporting segment. Depreciation expense is allocated to reporting segments as an overhead charge based on direct labor dollars within the reporting segments.

	Years Ended
	March 31, 2006	April 1, 2005	April 2, 2004
	(In thousands)

Revenues
Government	$210,640	$175,442	$128,351
Commercial
Satellite Networks	182,265	137,971	111,549
Antenna Systems	47,191	39,420	42,607

	229,456	177,391	154,156
Elimination of intersegment revenues	(6,273)	(6,894)	(3,928)

Total revenues	$433,823	$345,939	$278,579

Operating profits (losses)
Government	$41,908	$28,060	$15,190
Commercial
Satellite Networks	(6,811)	(1,748)	7,301
Antenna Systems	3,887	3,639	2,093

	(2,924)	1,891	9,394
Elimination of intersegment operating profits	(3,061)	(778)	(34)
Segment operating profit before corporate and amortization	35,923	29,173	24,550
Corporate	(187)	(2,207)	(1,058)
Amortization of intangibles(1)	(6,806)	(6,642)	(7,841)

Income from operations	$28,930	$20,324	$15,651

(1)	Amortization of intangibles relate to the commercial segment. Amortization of intangibles for Satellite Networks was $6.2 million, $6.0 million and $7.2 million for the fiscal years ended March 31, 2006, April 1, 2005 and April 2, 2004, respectively. Amortization for Antenna Systems was $655,000, $654,500 and $658,000 for the fiscal years ended March 31, 2006, April 1, 2005 and April 2, 2004, respectively.

	March 31, 2006	April 1, 2005
	(In thousands)

Segment assets(2)
Government	$77,269	$81,645
Commercial
Satellite Networks	140,346	114,020
Antenna Systems	27,330	24,075

	167,676	138,095
Corporate assets	120,124	82,085

Total	$365,069	$301,825

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, intangible assets and goodwill. At March 31, 2006 and April 1, 2005, all the Company’s goodwill and intangible assets related to the Company’s commercial segment. At March 31, 2006 Satellite Networks had $24.5 million of goodwill and $22.0 million in net intangible assets, and Antenna Systems had $3.6 million of goodwill and $2.0 million in net intangible assets. On April 1, 2005, Satellite Networks had $15.9 million of goodwill and $18.3 million in net intangible assets, and Antenna Systems had $3.6 million of goodwill and $2.7 million in net intangible assets.

Revenue information by geographic area for the fiscal years ended March 31, 2006, April 1, 2005 and April 2, 2004 is as follows:

	Years Ended
	March 31, 2006	April 1, 2005	April 2, 2004
	(In thousands)

United States	$355,459	$253,045	$211,252
Europe, Middle East and Africa	28,003	44,617	36,690
Asia Pacific	27,855	29,137	23,046
North America other than United States	16,787	12,953	5,181
Latin America	5,719	6,187	2,410

	$433,823	$345,939	$278,579

We distinguish revenues from external customers by geographic areas based on customer location.

The net book value of long-lived assets located outside the United States was $341,000 and $48,000 at March 31, 2006 and April 1, 2005, respectively.

Note 15 —	Subsequent Events

On May 23, 2006, in relation to the ECC acquisition and additional consideration, the Company agreed to pay the maximum earn-out amount to the former ECC stockholders in the amount of $9.0 million. The $9.0 million will be paid in cash or stock, at the Company’s option, in May 2007. Additional purchase price consideration of $9.0 million will be recorded as additional Satellite Networks goodwill in first quarter of fiscal year 2007.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended March 31, 2006

Allowance for
Date	Doubtful Accounts
(In thousands)

Balance, March 31, 2003	$673
Provision	(294)

Balance, April 2, 2004	$379
Provision	234
Write-off	(450)

Balance, April 1, 2005	$163
Provision	246
Write-off	(144)

Balance, March 31, 2006	$265

Deferred Tax
Date	Asset Valuation
(In thousands)

Balance, March 31, 2003	$—
Provision	—

Balance, April 2, 2004	$—
Provision	769
Write-off	—

Balance, April 1, 2005	$769
Provision	303
Write-off	(769)

Balance, March 31, 2006	$303

II-1