Form 10-K/A
period 2006-03-31
VIASAT INC
filed 2006-07-28
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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
     Yes ☐ No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of September 30, 2005, the last day of the registrant’s second fiscal quarter, was approximately $529,168,888 (based on the closing price on that date for shares of the registrant’s Common Stock as reported by the Nasdaq Global Market). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of July 11, 2006 was 27,739,580.

Explanatory Note
     This Amendment No. 1 to the Annual Report of ViaSat, Inc. (ViaSat or the Company) on Form 10-K for the fiscal year ended March 31, 2006, is filed to amend the following items in their entirety:
•	Item 10 (Directors and Executive Officers of the Company),

•	Item 11 (Executive Compensation),

•	Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters),

•	Item 13 (Certain Relationships and Related Transactions),

•	Item 14 (Principal Accountant Fees and Services) and

•	Item 15 (Exhibits and Financial Statement Schedules).
This Amendment No. 1 does not reflect events occurring after June 5, 2006, the original filing date of ViaSat’s Annual Report on Form 10-K. Other than the items listed above, there are no other changes to the Form 10-K originally filed on June 5, 2006. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in ViaSat’s reports filed with the Securities and Exchange Commission (the Commission) for periods subsequent to the date of the original filing of ViaSat’s Annual Report on Form 10-K.
PART III
Item 10. Directors and Executive Officers of the Company
Directors and Executive Officers of the Company

Name	Age	Present Position with ViaSat

Mark D. Dankberg	51	Chairman of the Board and Chief Executive Officer

Richard A. Baldridge	48	President and Chief Operating Officer

Steven R. Hart	53	Vice President — Engineering and Chief Technical Officer

Mark J. Miller	46	Vice President and Chief Technical Officer

Gregory D. Monahan	61	Vice President — Administration, General Counsel and Secretary

Ronald G. Wangerin	39	Vice President and Chief Financial Officer

Robert L. Barrie	62	Vice President — Operations

Dr. Robert W. Johnson	56	Director

Dr. Jeffrey M. Nash	58	Director

B. Allen Lay	71	Director

John P. Stenbit	66	Director

Michael B. Targoff	61	Director

Harvey P. White	72	Director
     MARK D. DANKBERG was a founder of ViaSat and has served as Chairman of the Board and Chief Executive Officer of ViaSat since its inception in May 1986. Mr. Dankberg also serves as a director of TrellisWare Technologies, Inc., a privately-held subsidiary of ViaSat that develops advanced signal processing technologies for communication applications. Mr. Dankberg is a director and member of the Audit committee of REMEC, Inc., which is now in dissolution. Prior to founding ViaSat, he was Assistant Vice President of M/A-COM Linkabit, a manufacturer of satellite telecommunications equipment, from 1979 to 1986, and Communications Engineer for Rockwell International Corporation from 1977 to 1979. Mr. Dankberg holds B.S.E.E. and M.E.E. degrees from Rice University.

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
     RONALD G. WANGERIN has served as Vice President and Chief Financial Officer of ViaSat since August 2002. Prior to joining ViaSat, Mr. Wangerin served as Vice President, Chief Financial Officer, Treasurer, and Secretary at NexusData Inc., a privately-held wireless data collection company, from 2000 to 2002. From 1997 to 2000, Mr. Wangerin held several positions at Hughes Training, Inc., a subsidiary of Raytheon Company, including Vice President and Chief Financial Officer. Mr. Wangerin worked for Deloitte & Touche LLP from 1989 to 1997. Mr. Wangerin holds a B.S. degree in Accounting and a Masters of Accounting degree from the University of Southern California.
     ROBERT L. BARRIE has served as Vice President — Operations of ViaSat since January 1997. Prior to joining ViaSat, Mr. Barrie was Vice President of Operations at Pacific Communications Sciences Inc. from 1987 to 1996. Mr. Barrie served in several positions at OAK Communications, Inc. from 1980 to 1986, including Vice President — Program Management. Mr. Barrie was a Vice President at LaPointe Industries from 1969 to 1980. Mr. Barrie holds a B.S. degree in Business from Charter Oak State College and an M.B.A. from National University.
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
     DR. JEFFREY M. NASH has been a director of ViaSat since 1987. From 1994 until 2003, he served as President of Digital Perceptions Inc., a privately-held consulting and software development firm serving the defense, remote sensing, communications, aviation and commercial computer industries. Since September 2003, he has been President and Chairman of Inclined Plane Inc., a privately-held consulting and intellectual property development company serving the defense, communications and media industries. In addition to his role at ViaSat, Dr. Nash serves as a director of two San Diego-based companies: Pepperball Technologies, Inc., a privately-held manufacturer of non-lethal personal defense equipment for law enforcement, security and personal defense applications and REMEC, Inc., which is now in dissolution.
     B. ALLEN LAY has been a director of ViaSat since 1996. From 1983 to 2001, he was a General Partner of Southern California Ventures, a venture capital company. From 2001 to the present he has acted as a consultant to the venture capital industry. Mr. Lay is currently a director of Physical Optics Corporation, a privately-held optical systems company; Oncotech, Inc., a privately-held medical diagnostic company; NPI, LLC, a privately-held developer and supplier of proprietary and patentable ingredients for dietary supplements; Luminit, LLC, a privately-held light shaping film company; and Canley Lamps, LLC, a privately-held manufacturer of specialty light bulbs.

     JOHN P. STENBIT has been a director of ViaSat since August 2004. From 2001 to his retirement in March 2004, Mr. Stenbit served as the Assistant Secretary of Defense for Command, Control, Communications, and Intelligence (C3I) and later as Assistant Secretary of Defense of Networks and Information Integration/Department of Defense Chief Information Officer, the C3I successor organization. From 1977 to 2001, Mr. Stenbit worked for TRW, retiring as Executive Vice President. Mr. Stenbit was a Fulbright Fellow and Aerospace Corporation Fellow at the Technische Hogeschool, Einhoven, Netherlands. Mr. Stenbit has chaired the Science Advisory Panel to the Director for the Administrator of the Federal Aviation Administration. Mr. Stenbit currently serves on the board of directors of the following publicly-held companies: SM&A Corporation, Cogent, Inc, SI International, and Loral Space & Communications, Inc. (“Loral”). He is also on the board of directors of The Mitre Corp. a private, not-for-profit corporation. Mr. Stenbit also serves in the Defense Science Board, the Technical Advisory Group of the National Reconnaissance Office, the Advisory Board of the National Security Agency, the Science Advisory Group of the US Strategic Command and the Naval Studies Board. He also does consulting for various Government and commercial clients.
     MICHAEL B. TARGOFF has been a director of ViaSat since February 2003. In February 2006 Mr. Targoff was elected chief executive officer of Loral. Since November 2005 he has served as the vice chairman of Loral’s Board of Directors and serves on the executive and compensation committees. Mr. Targoff originally joined Loral Space & Communications Limited in 1981 and served as senior vice president and general counsel until January 1996, when he was elected President and chief operating officer of the newly formed Loral. In 1998, he founded Michael B. Targoff & Co., which invests in telecommunications and related industry early stage companies. Mr. Targoff is chairman of the board and chairman of the audit committee of CPI International, Inc, a publicly-held company and a director and chairman of the audit committee of Leap Wireless International, Inc., a publicly-held company. Mr. Targoff is also chairman of the board of directors of three small private telecom companies. Prior to joining Loral in 1981, Mr. Targoff was a partner in the New York City law firm, Willkie Farr & Gallagher. Mr. Targoff holds a B.A. degree from attended Brown University and a J.D. degree from the Columbia University School of Law, where he was a Hamilton Fisk Scholar and editor of the Columbia Journal of Law and Social Problems.
     HARVEY P. WHITE has been a director of ViaSat since May 2005. Since June 2004, Mr. White has served as Chairman of (SHW)2 Enterprises, a business development and consulting firm. From September 1998 through June 2004, Mr. White served as Chairman and Chief Executive Officer of Leap Wireless International, Inc. Prior to that, Mr. White was a co-founder of QUALCOMM Incorporated where he held various positions including director, President, and Chief Operating Officer. Mr. White attended West Virginia Wesleyan College and Marshall University where he received a B.A. degree in Economics.
Board Independence
     As required under the Nasdaq Stock Market qualification standards, the Company’s Board of Directors has affirmatively determined that, with the exception of Mr. Dankberg, each board member is an independent director within the meaning of the applicable Nasdaq Stock Market qualification standards. Mr. Dankberg is not considered independent because he is an executive officer of the Company.
Committees of the Board
     Audit Committee
     The Audit Committee of the Company’s Board of Directors currently consists of Dr. Johnson, Mr. Lay (chair), Dr. Nash and Mr. White. The Audit Committee met eight times (including telephonic meetings) during fiscal year 2006. All members of the Audit Committee are independent directors, as defined in the Nasdaq Stock Market qualification standards and by Section 10A of the Exchange Act. The Company’s Board of Directors has determined that each of the four members of our Audit Committee is an “audit committee financial expert” as that phrase is defined under the regulations promulgated by the Commission. The Audit Committee is governed by a written charter adopted by the Company’s Board of Directors. The functions of the Audit Committee include:
•	meeting with the Company’s management periodically to consider the adequacy of its internal controls and the quality and objectivity of the Company’s financial reporting;

•	meeting with the Company’s independent registered public accounting firm and with internal financial personnel regarding these matters;

•	overseeing the independence and performance of the Company’s independent registered public accounting firm and recommending to the Company’s Board of Directors the engagement of the Company’s independent registered public accounting firm;

•	establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

•	reviewing the Company’s audited and unaudited published financial statements and reports and discussing the statements and reports with the Company’s management and our independent registered public accounting firm, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management; and

•	reviewing the Company’s financial plans and reporting recommendations to the Company’s full Board of Directors for approval and to authorize action.

     Both the Company’s independent registered public accounting firm and internal financial personnel meet privately with the Audit Committee and have unrestricted access to this committee.
     Compensation and Human Resources Committee
     The Compensation and Human Resources Committee of the Board of Directors currently consists of Dr. Nash (chair), Mr. Stenbit and Mr. White. The Compensation and Human Resources Committee met six times (including telephonic meetings) during fiscal year 2006. All members of the Compensation and Human Resources Committee are independent directors, as defined in the Nasdaq Stock Market qualification standards. The Compensation and Human Resources Committee is governed by a written charter approved by the Board of Directors. The functions of the Compensation and Human Resources Committee include:
•	reviewing and, as it deems appropriate, recommending to the Board of Directors, policies, practices and procedures relating to the compensation of directors, officers and other managerial employees and the establishment and administration of ViaSat’s employee benefit plans;

•	exercising authority under the employee benefit plans; and

•	advising and consulting with the officers regarding managerial personnel and development.
     Nominating and Corporate Governance Committee
     The Nominating and Corporate Governance Committee of the Board of Directors currently consists of Dr. Johnson, Mr. Stenbit and Mr. Targoff (chair). The Nominating and Corporate Governance Committee met three times during fiscal year 2006. All members of the Nominating and Corporate Governance Committee are independent directors, as defined in the Nasdaq Stock Market qualification standards. The Nominating and Corporate Governance Committee is governed by a written charter approved by the Board of Directors. The functions of the Nominating and Corporate Governance Committee include:
•	reviewing and recommending nominees for election as directors and committee members;

•	overseeing the process for self assessment of the Board of Directors; and

•	reviewing and making recommendations to the Board of Directors regarding ViaSat’s corporate governance guidelines and procedures and considering other issues relating to corporate governance.
Compensation of Directors
     Members of the Board of Directors are reimbursed for expenses actually incurred in attending meetings of the Board of Directors and its committees. Each independent director is paid an annual fee of $12,000. In addition, each independent director is paid $2,000 for participation in each regular meeting of the Board of Directors and $1,000 for participation in each committee meeting as a regular committee member, or $1,500 for participation in each committee meeting as a committee chairperson. The fee paid to each director for participation via telephone for each regular meeting or each committee meeting is one-half of the regular fee. Each independent director at the time of initial election to the Board of Directors is granted an option to purchase 15,000 shares of ViaSat common stock and on the date of each subsequent annual meeting of stockholders is granted an option to purchase 10,000 shares of ViaSat common stock.
Section 16(a) Beneficial Ownership Reporting Compliance
     Under Section 16(a) of the Exchange Act, directors, executive officers and beneficial owners of 10% or more of ViaSat’s common stock (Reporting Persons) are required to report to the Commission on a timely basis the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of ViaSat’s common stock. Based solely on ViaSat’s review of copies of such forms that ViaSat has received, or written representations from Reporting Persons, ViaSat believes that during the fiscal year ended March 31, 2006, all executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements, except that Mark Dankberg and Jeffrey Nash each filed one late Form 4 and Gregory Monahan filed two late Form 4’s.
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

Item 11. Executive Compensation
Summary Compensation Table
     The following table provides summary information concerning compensation paid by ViaSat to, or on behalf of, its chief executive officer and each of the Company’s four other most highly compensated executive officers (collectively, the “Named Executive Officers”).

					Long-Term
					Compensation
					Awards
					Number of
		Fiscal Year			Securities
	Fiscal	Compensation			Underlying	All Other
	Year	Salary		Bonus	Options(#)	Compensation(1)
Mark D. Dankberg	2006	$512,308		$375,000	—	$7,424
Chairman and Chief	2005	450,000		400,000	80,000	6,767
Executive Officer	2004	462,116	(2)	—	60,000	—
Richard A. Baldridge	2006	398,462		240,000	—	7,236
President and Chief	2005	350,090		253,400	55,000	6,435
Operating Officer	2004	326,846		—	45,000	—
Ronald G. Wangerin	2006	269,146		115,000	—	7,168
Vice President and	2005	230,000		125,000	30,000	9,162	(3)
Chief Financial	2004	203,077		—	20,000	5,000	(3)
Officer
Gregory D. Monahan	2006	238,462		88,400	—	9,135
Vice President —	2005	220,000		110,000	20,000	6,389
Administration, General Counsel and Secretary	2004	216,981		—	15,000	—
Robert L. Barrie	2006	243,654		80,000	—	9,148
Vice President —	2005	225,077		102,000	20,000	6,434
Operations	2004	226,769		—	15,000	—

(1)	All other compensation consists only of matching 401(k) contributions by ViaSat, unless indicated otherwise.

(2)	Includes vacation pay of $16,346 in fiscal year 2004 for Mark Dankberg.

(3)	Includes additional compensation for relocation expenses for Mr. Wangerin of $5,000 in fiscal years 2004 and 2005.
Option Grants in Last Fiscal Year
     There were no grants of stock options or other equity compensation made during the fiscal year 2006 to the Named Executive Officers.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
     The following table provides information concerning exercises of stock options by each of the Named Executive Officers during fiscal year 2006, and the number of options and value of unexercised options held by each such person at March 31, 2006.

	Number of		Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options
	Acquired	Value	Options at Year-End		at Year-End(1)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Mark D. Dankberg	—	$—	370,000	—	$5,222,200	$—
Richard A. Baldridge	—	—	290,000	—	4,298,700	—
Ronald G. Wangerin	3,000	66,660	73,000	—	927,450	—
Gregory D. Monahan	—	—	98,500	—	1,284,805	—
Robert L. Barrie	130,000	2,420,760	55,000	—	462,400	—

(1)	The dollar values have been calculated by determining the difference between the fair market value of the securities underlying the options and the exercise price at March 31, 2006.
Compensation Committee Interlocks and Insider Participation
     The Compensation and Human Resources Committee was comprised of Dr. Robert Johnson, Dr. Jeffrey Nash and Mr. John Stenbit at the commencement of fiscal year 2006 and was later comprised of Dr. Nash, Mr. Stenbit and Mr. Harvey White effective September 8, 2005. No interlocking relationship exists between any member of the Compensation and Human Resources Committee and any member of any other company’s board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
     The following table provides certain information as of March 31, 2006 about the Company’s common stock that may be issued upon the exercise of options and rights under all of the existing equity compensation plans:

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities		Under Equity
	to be Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options	Outstanding Options	Reflected in
Plan Category	and Rights	and Rights	Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	5,531,566	$16.79	1,084,639
Equity compensation plans not approved by security holders(2)	168,580	$13.60	6,550

Total	5,700,146	$16.70	1,091,189

(1)	Consists of two plans: (a) the Second Amended and Restated 1996 Equity Participation Plan (the 1996 Equity Participation Plan) and (b) the Employee Stock Purchase Plan, as amended (the Purchase Plan). See below for a more detailed discussion of the 1996 Equity Participation Plan and the Purchase Plan.

(2)	Consists of the US Monolithics, LLC 2000 Unit Incentive Plan (the USM Plan) and the Efficient Channel Coding 2000 Long Term Incentive Plan (the ECC Plan). See below for a more detailed discussion of the USM Plan and the ECC Plan.
     The 1996 Equity Participation Plan. In November 1996 ViaSat adopted the 1996 Equity Participation Plan, which provides for the grant to its executive officers, other key employees, consultants and non-employee directors of a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards. The 1996 Equity Participation Plan currently provides for aggregate award grants of up to 7,600,000 shares. As of March 31, 2006, options to purchase an aggregate of 5,531,566 shares of common stock at prices ranging from $4.25 to $43.82 were outstanding under the 1996 Equity Participation Plan.
     The Purchase Plan. In November 1996 ViaSat established the Purchase Plan to assist its employees in acquiring a stock ownership interest in ViaSat and to encourage them to remain ViaSat’s employment. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. The Purchase Plan permits eligible employees to purchase ViaSat common stock at a discount through payroll deductions during specified six-month offering periods. The Compensation and Human Resources Committee administers the Purchase Plan. Currently, a maximum of 1,500,000 shares of common stock are authorized for issuance under the Purchase Plan. As of March 31, 2006, an aggregate of 992,238 shares of common stock at prices ranging from $3.83 to $21.20 had been issued under the Purchase Plan.
     The USM Plan. In connection with ViaSat’s acquisition of US Monolithics, LLC in 2002, options to purchase approximately 44,418 shares of ViaSat common stock at a weighted average exercise price of $8.94 were assumed from the USM Plan. The Company’s stockholders have not approved the USM Plan. The purpose of the USM Plan is to assist the employees of US Monolithics (which is now operated as a wholly-owned subsidiary of ViaSat) in acquiring a stock ownership interest in ViaSat and to encourage them to remain employees of US Monolithics. The USM Plan authorizes the grant of non-qualified stock options and restricted stock covering an aggregate of 203,000 shares of ViaSat’s common stock. As of March 31, 2006, options to purchase an aggregate of 150,522 shares of common stock at prices ranging from $8.94 to $23.37 were outstanding under the USM Plan.
     The ECC Plan. In December 2005, in connection with the Company’s acquisition of Efficiency Channel Coding, Inc., options to purchase approximately 23,424 of ViaSat common stock shares at a weighted average exercise price of $6.14 were assumed from the ECC Plan. The Company’s stockholders have not approved the ECC Plan. The purpose of the ECC Plan is to assist the employees of Efficient Channel Coding (which is now operated as a wholly-owned subsidiary of ViaSat) in acquiring a stock ownership interest in ViaSat and to encourage them to remain employees of Efficient Channel Coding. The ECC Plan authorizes the grant of incentive stock options, non-qualified stock options and restricted stock covering an aggregate of 23,424 shares of our common stock. As of March 31, 2006, options to purchase an aggregate of 18,058 shares of common stock at prices ranging from $5.03 to $10.05 were outstanding under the ECC Plan.

Security Ownership of Certain Beneficial Owners and Management
The following table provides information regarding the ownership of ViaSat’s common stock as of July 11, 2006 by: (1) each director, (2) each of the Named Executive Officers, (3) all executive officers and directors of ViaSat as a group, and (4) all other stockholders known by ViaSat to be beneficial owners of more than five percent (5%) of its common stock. Unless otherwise indicated, the address for each of the stockholders listed below is c/o ViaSat, Inc., 6155 El Camino Real, Carlsbad, California 92009.

	Amount and Nature of		Percent Beneficial
Name or Group(1)	Beneficial Ownership(2)		Ownership(%)
Directors and Officers:
Mark D. Dankberg	1,869,506	(3)	6.5
Robert W. Johnson	609,164		2.1
B. Allen Lay	425,396	(4)	1.5
Jeffrey M. Nash	344,533		1.2
Gregory D. Monahan	317,679		1.1
Richard A. Baldridge	290,000		1.0
Robert L. Barrie	67,506		*
Michael B. Targoff	99,418		*
Ronald G. Wangerin	70,249		*
John P. Stenbit	20,001		*
Harvey P. White	8,334		*
All directors and executive officers as a group (13 persons)	5,544,791		18.6
Other 5% Stockholders:
Franklin Resources, Inc. and affiliates(5)
One Franklin Parkway,
San Mateo, CA 94403	2,084,544		7.3

Less than 1%

(1)	The information regarding beneficial ownership of ViaSat common stock has been presented according to rules of the Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under the Commission’s rules, beneficial ownership of ViaSat common stock includes any shares as to which a person has sole or shared voting power or investment power and also any shares that a person has the right to acquire within 60 days through the exercise of any stock option or other right. Under California and some other state laws, personal property owned by a married person may be community property that either spouse may manage and control. ViaSat has no information as to whether any shares shown in this table are subject to community property laws.

(2)	Includes the following shares issuable upon the exercise of outstanding stock options that are exercisable within 60 days of July 11, 2006: Mr. Dankberg — 370,000 option shares; Dr. Johnson — 79,668 option shares; Mr. Lay — 56,668 option shares; Dr. Nash — 48,667 option shares; Mr. Monahan — 98,500 option shares; Mr. Baldridge — 290,000 option shares; Mr. Barrie — 55,000 option shares; Mr. Targoff — 31,668 option shares; Mr. Wangerin — 69,000 option shares; Mr. Stenbit — 20,001 option shares; and Mr. White — 8,334 option shares.

(3)	Includes 3,039 shares of common stock held by Mr. Dankberg’s children. Mr. Dankberg disclaims beneficial ownership of all these securities.

(4)	Includes (a) 30,400 shares of common stock held by Lay Charitable Remainder Unitrust, (b) 112,842 shares of common stock held by Lay Living Trust and (c) 225,486 shares of common stock held by Lay Ventures.

(5)	The ownership information shown is based solely on information contained in Schedule 13G dated February 7, 2006 filed with the Commission by Franklin Resources, Inc. (FRI). Franklin Advisers, Inc, an indirect wholly-owned subsidiary of FRI, has sole voting power with respect to 1,229,908 shares and sole dispositive power with respect to 1,250,908 shares. Franklin Templeton Portfolio Advisors, Inc., a subsidiary of FRI, has sole voting and dispositive power with respect to 560,936 shares. Franklin Templeton Investments Corp., a subsidiary of FRI, has sole voting and dispositive power with respect to 272,700 shares. FRI, a registered investment adviser, is deemed to be the beneficial owner of all 2,084,544 shares as a result of acting as investment adviser to the aforementioned subsidiaries. Charles B. Johnson and Rupert H. Johnson Jr., the principal stockholders of FRI, are deemed to also beneficially own all 2,084,544 shares. FRI, Charles B. Johnson and Rupert H. Johnson Jr. disclaim any pecuniary interest and beneficial ownership of the shares.

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
Item 14. Principal Accountant Fees and Services
Accountant Fees
     The following is a summary of the fees incurred by ViaSat from PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended March 31, 2006 and April 1, 2005:

Fee Category	Fiscal 2006 Fees	Fiscal 2005 Fees
Audit Fees	$1,280,750	$1,204,457
Audit Related Fees	—	40,156
Tax Fees	6,783	29,434
All Other Fees	1,500	7,018
Total Fees	$1,289,033	$1,281,065
     Audit Fees. Audit fees represent fees for audit work performed on the Company’s annual financial statements, its internal controls over financial reporting, management’s assessment of its internal control over financial reporting, and reviews of the quarterly financial statements included in the quarterly reports on Form 10-Q, as well as audit services that are normally provided in connection with the Company’s statutory and regulatory filings.
     Audit-Related Fees. Consist of fees incurred for assurance and related services that are reasonably related to the performance of the audit or review of ViaSat’s consolidated financial statements and are not reported under “Audit Fees.” These services include employee benefit plan audits and consultations concerning financial accounting and reporting standards.
     Tax Fees. Consist of fees incurred for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, and international tax planning.
     All Other Fees. Represent fees for subscription to PricewaterhouseCoopers LLP’s on-line research tool and human resources surveys.
Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of the Company’s Independent Registered Public Accounting Firm
     The Audit Committee has established a policy that all audit and permissible non-audit services provided by the Company’s Independent Registered Public Accounting Firm will be pre-approved by the Audit Committee. These services may include audit services, audit-related services, tax services and other services. The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of the Company’s Independent Registered Public Accounting Firm. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Company’s Independent Registered Public Accounting Firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the Independent Registered Public Accounting Firm in accordance with this pre-approval, and the fees for the services performed to date. There are no exceptions to the policy of securing pre-approval of the Audit Committee for any service provided by the Company’s Independent Registered Public Accounting Firm. Four percent of these services were approved by the Audit Committee of ViaSat under paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X in fiscal year 2004. Prior to May 6, 2003, ViaSat was not subject to Rule 2-01(c)(7) of Regulation S-X.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of the report:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1		First Amended and Restated Bylaws of ViaSat, Inc.	S-3	333-116468	3.2	06/14/2004
3.2		Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.	10-Q	000-21767	3.1	11/14/2000
4.1		Form of Common Stock Certificate	S-1/A	333-13183	4.1	11/05/1996
10.1		Form of Invention and Confidential Disclosure Agreement by and between ViaSat, Inc. and each employee of ViaSat, Inc.	S-1	333-13183	10.4	10/01/1996
10	.2*	Second Amended and Restated 1996 Equity Participation Plan of ViaSat, Inc.	S-8	333-109959	10.1	10/24/2003
10	.3*	Form of Incentive Stock Option Agreement under the Second Amended and Restated 1996 Equity Participation Plan	S-1/A	333-13183	10.9	11/20/1996
10	.4*	Form of Nonqualified Stock Option Agreement under the Second Amended and Restated 1996 Equity Participation Plan	S-1/A	333-13183	10.10	11/20/1996
10	.5*	ViaSat, Inc. 401(k) Profit Sharing Plan	S-1	333-13183	10.12	10/11/1996
10.6		Second Amended and Restated Revolving Loan Agreement dated January 31, 2005 among ViaSat, Inc., Union Bank of California, N.A. and Comerica Bank	8-K	000-21767	10.1	02/01/2005
10.7		Lease, dated March 24, 1998, by and between W9/LNP Real Estate Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, California)	10-K	000-21767	10.27	06/29/1998

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.8	Amendment to Lease, dated June 17, 2004, by and between Levine Investments Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, CA)	10-Q	000-21767	10.1	08/10/2004
10.9	Award/Contract, effective January 20, 2000, issued by Space and Naval Warfare Systems to ViaSat, Inc.	10-Q	000-21767	10.1	02/14/2000
10.10	The ViaSat, Inc. Employee Stock Purchase Plan, as amended. (1)
21.1	Subsidiaries. (1)
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm. (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Denotes management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this Annual Report on Form 10-K.
(1)	Previously filed in ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the Commission on June 6, 2006.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.
By:	/s/ Mark D. Dankberg
Mark D. Dankberg
Chairman and Chief Executive Officer

Date: July 28, 2006