Form 10-Q
period 2006-06-30
VIASAT INC
filed 2006-08-10
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2006.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of August 4, 2006 was 28,574,782.

VIASAT, INC.
INDEX

PART I Financial Information
Item 1. Financial Statements
VIASAT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	June 30,	March 31,
	2006	2006
Assets
Current assets:
Cash and cash equivalents	$46,226	$36,723
Short-term investments	164	164
Accounts receivable, net	151,378	144,715
Inventories	48,657	49,883
Deferred income taxes	7,008	7,008
Prepaid expenses and other current assets	8,408	5,960

Total current assets	261,841	244,453
Goodwill	48,855	28,133
Other intangible assets, net	28,493	23,983
Property and equipment, net	47,447	46,211
Other assets	20,005	22,289

Total assets	$406,641	$365,069

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,918	$50,577
Accrued liabilities	50,358	40,969
Payable to predecessors shareholders of acquired business	9,000	—

Total current liabilities	104,276	91,546
Other liabilities	10,325	9,389

Total liabilities	114,601	100,935

Commitments and contingencies (Note 8)
Minority interest in consolidated subsidiary	904	836
Stockholders’ equity:
Common stock	3	3
Paid in capital	199,993	177,680
Retained earnings	91,164	85,803
Accumulated other comprehensive (loss) income	(24)	(188)

Total stockholders’ equity	291,136	263,298

Total liabilities and stockholders’ equity	$406,641	$365,069

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three months ended
	June 30, 2006	July 1, 2005
Revenues	$128,701	$99,977
Operating expenses:
Cost of revenues	98,115	75,721
Selling, general and administrative	15,844	12,846
Independent research and development	4,792	3,304
Amortization of intangible assets	2,060	1,512

Income from operations	7,890	6,594
Other income (expense):
Interest income	326	2
Interest expense	(91)	(151)

Income before income taxes	8,125	6,445
Provision for income taxes	2,696	1,266
Minority interest in net earnings of subsidiary, net of tax	68	3

Net income	$5,361	$5,176

Basic net income per share	$0.19	$0.19

Diluted net income per share	$0.18	$0.18

Shares used in basic net income per share computation	27,791	26,890

Shares used in diluted net income per share computation	29,728	28,179

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three months ended
	June 30, 2006	July 1, 2005
Cash flows from operating activities:
Net income	$5,361	$5,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,339	2,580
Amortization of intangible assets and software	2,907	2,332
Deferred income taxes	(458)	(1,405)
Incremental tax benefits from stock options exercised	(399)	—
Non-cash stock-based compensation	1,528	—
Other non-cash adjustments	226	3
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effects of the acquisition:
Accounts receivable, net	(5,309)	(13,660)
Inventories	2,569	889
Other assets	(3,106)	4,828
Accounts payable	(8,212)	2,364
Accrued liabilities	8,792	3,528
Other liabilities	658	178

Net cash provided by operating activities	7,896	6,813
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(281)	—
Purchases of property and equipment	(2,249)	(3,623)

Net cash (used in) investing activities	(2,530)	(3,623)
Cash flows from financing activities:
Proceeds from line of credit	—	3,000
Payments on line of credit	—	(3,000)
Proceeds from issuance of common stock, net of issuance costs	3,671	1,424
Incremental tax benefits from stock options exercised	399	—

Net cash provided by financing activities	4,070	1,424
Effect of exchange rate changes on cash	67	(39)

Net increase in cash and cash equivalents	9,503	4,575
Cash and cash equivalents at beginning of period	36,723	14,579

Cash and cash equivalents at end of period	$46,226	$19,154

Non-cash investing and financing activities:
Issuance of stock in connection with acquisition (see Note 12)	$16,350	$—
Recording of payable to predecessor shareholders of an acquired business (see Note 1)	$9,000	$—
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share data)

					Accumulated
	Common Stock				Other
	Number of		Paid in	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total	Income
Balance at March 31, 2006	27,594,549	$3	$177,680	$85,803	$(188)	$263,298
Exercise of stock options	167,146	—	2,575	—	—	2,575
Tax benefit from exercise of stock options	—	—	764	—	—	764
Issuance of stock under Employee Stock Purchase Plan	50,217	—	1,096	—	—	1,096
Share-based compensation expense	—	—	1,515	—	—	1,515
Value of stock issued in connection with acquisition of a business	744,104	—	16,350	—	—	16,350
Amortization of deferred compensation, net of cancellations	—	—	13	—	—	13
Net income	—	—	—	5,361	—	5,361	$5,361
Hedging transaction, net of tax	—	—	—	—	184	184	184
Foreign currency translation, net of tax	—	—	—	—	(20)	(20)	(20)

Comprehensive income	—	—	—	—	—	—	$5,525

Balance at June 30, 2006	28,556,016	$3	$199,993	$91,164	$(24)	$291,136

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Basis of Presentation
     The accompanying condensed consolidated balance sheet at June 30, 2006, the condensed consolidated statements of operations for the three months ended June 30, 2006 and July 1, 2005, the condensed consolidated statements of cash flows for the three months ended June 30, 2006 and July 1, 2005, and the condensed consolidated statement of stockholders’ equity for the three months ended June 30, 2006 have been prepared by the management of ViaSat, Inc. (the “Company”), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended March 31, 2006 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2006 included in our 2006 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
     Our consolidated financial statements include the assets, liabilities and results of operations of TrellisWare Technologies, Inc., a majority owned subsidiary of the Company. All significant intercompany amounts have been eliminated.
     Our fiscal year is the 52 or 53 weeks ending on the Friday closest to March 31 of the specified year. For example, references to fiscal year 2007 refer to the fiscal year ending on March 30, 2007. Our quarters for fiscal year 2007 end on June 30, 2006, September 29, 2006, December 29, 2006 and March 30, 2007.
     Certain prior period amounts have been reclassified to conform to the current period presentation.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Significant estimates made by management include revenue recognition, stock based compensation, self-insurance reserves, capitalized software, allowance for doubtful accounts, warranty accrual, valuation of goodwill and other intangible assets, and valuation allowance on deferred tax assets.
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
Deferred Rent
     Rent expense on noncancellable leases containing known future scheduled rent increases are recorded on a straight-line basis over the term of the respective leases beginning when we receive possession of the leased property for construction purposes. The difference between rent expense and rent paid is accounted for as deferred rent. Landlord improvement allowances and other such lease incentives are recorded as deferred lease credits and are amortized on a straight-line basis over the life of the lease as a reduction to rent expense.
Payable to Predecessor Shareholders of Acquired Business
     On May 23, 2006, in relation to the Company’s Efficient Channel Coding, Inc. (ECC) acquisition and as additional consideration, the Company agreed to pay the maximum earn-out amount to the former ECC stockholders in the amount of $9.0 million which has been accrued as of June 30, 2006. The $9.0 million will be paid in cash or stock, at the Company’s option, in May 2007. The additional purchase price consideration of $9.0 million was recorded as additional goodwill in the Satellite Networks segment in first quarter of fiscal year 2007.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Assets Held-for-Sale
     In January 2006, the Company purchased approximately 10 acres of land adjacent to a leased facility for approximately $3.1 million. During the first quarter of fiscal year 2007, the Company signed a property listing agreement with the intention to sell the property over the next few months. As of June 30, 2006, we recorded the property in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” as an asset held-for-sale at the lower of carrying value or fair value, less estimated costs to sell, which is estimated to be $3.1 million.
Self-Insurance Liabilities
     In the first quarter of fiscal 2007, the Company adopted a self-insurance plan to retain a portion of the exposure for losses related to employee medical benefits. The Company also has a self-insurance plan for a portion of the exposure for losses related to workers’ compensation costs. The self-insured policies provide for both specific and aggregate stop-loss limits. We utilize internal actuarial methods, as well as an independent third-party actuary for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods along with currently available information and insurance industry statistics, the Company recorded self-insurance liabilities as of June 30, 2006 and March 31, 2006 of $671,000 and $75,000, respectively. Our estimate is based on average claims experience in our industry and our own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year and is subject to inherent variability. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as current in accordance with the estimated timing of the projected payments.
Share-Based Payments
     In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the Securities and Exchange Commission adopted a new rule amending the effective dates for FAS 123R. In accordance with the new rule, the Company adopted the accounting provisions of FAS 123R beginning in the first quarter of fiscal 2007.
     Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period on a straight-line basis. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R on April 1, 2006, the first day of the Company’s fiscal year 2007, using a modified prospective application, which provides for certain changes to the method for estimating the value of share-based compensation. Under the modified prospective application method, prior periods are not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date, which are subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123).
     On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.
     Share-Based Compensation Information under FAS 123R. Upon adoption of FAS 123R, the Company continued to use the same method of valuation for stock options granted beginning in fiscal 2007, the Black-Scholes option-pricing model (Black-Scholes model) which was previously used for the Company’s pro forma information required under FAS 123. The Company’s employee stock options have simple vesting schedules typically ranging from three to five years. Therefore, the Company did not see any benefits in using a binomial model, a more extensive model, than closed-form models such as the Black-Scholes model, at the present time.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     On June 30, 2006, the Company had one share-based compensation plan and employee stock purchase plan described below. The compensation cost that has been charged against income for the option plan under FAS 123R was $168,000 and for the stock purchase plan it was $199,000 for the three months ended June 30, 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $53,000 for the three months ended June 30, 2006. There was no compensation cost capitalized as part of inventory and fixed assets for the three months ended June 30, 2006, as the amounts were not significant.
     The Company’s 1996 Equity Participation Plan (the “Plan”), which is stockholder-approved, permits the grant of stock options, stock appreciation rights, restricted stock and other awards to its employees for up to 7,600,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three to five years of continuous service and are exercisable for up to ten years from the grant date or up to five years from the date of grant for a ten percent owner. As of June 30, 2006, the Company had granted options net of cancellations to purchase 7,092,701 shares of common stock under the Plan.
     The ViaSat, Inc. Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) assists employees in acquiring a stock ownership interest in the Company and encourages them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. The maximum number of shares reserved for issuance under this plan is 1,500,000 shares. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of June 30, 2006, the Company had issued 1,042,455 shares of common stock under this plan.
     As of June 30, 2006, there was $2.4 million and zero, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan and the Employee Stock Purchase Plan. That cost is expected to be recognized over a weighted-average period of 3.5 years. The total fair value of shares vested during the three months ended June 30, 2006 was $168,000.
     Cash received from option exercise under all share-based payment arrangements for the three months ended June 30, 2006 was $3.7 million. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $764,000 for the three months ended June 30, 2006.
     The weighted-average estimated fair value of employee stock options granted and employee stock purchase plan shares issued during the three months ended June 30, 2006 was $16.64 and $6.74 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions (annualized percentages) for the three months ended June 30, 2006:

	Employee Stock	Employee Stock
	Options	Purchase Rights
Volatility	65.8%	38.0%
Risk-free interest rate	5.0%	4.4%
Dividend yield	0.00%	0.00%
Weighted average expected life	6.0 years	0.5 years
     The Company’s expected volatility is a measure of the amount by which our stock price is expected to fluctuate. The estimated volatilities for stock options and employee stock purchase rights are based on the historical volatility calculated using the daily stock price of our stock over a recent historical period equal to the expected term. The risk-free interest rate that we use in determining the fair value of our stock-based awards is based on the implied yield on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our stock-based awards.
     The expected life of employee stock options represents the calculation using the “simplified” method for “plain vanilla” options applied consistently to all “plain vanilla” options, consistent with the guidance in SAB 107. The Company expects to replace the “simplified” method with the historical data method for the valuation of shares granted after December 31, 2007, as more detailed information becomes readily available to the Company, consistent with the guidance in SAB 107. The weighted average expected life of employee stock options granted during the three months ended June 30, 2006 derived from the “simplified” method was 6.0 years. The expected term or life of employee stock purchase rights issued represents the expected period of time from the date of grant to the estimated date that the stock purchase right under our Employee Stock Purchase Plan would be fully exercised.
     A summary of employee stock option activity as of June 30, 2006 and during the quarter then ended is presented below:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining	Aggregate Intrinsic
	Shares	per Share	Contractual Term	Value (in 000's)
Outstanding at March 31, 2006	5,700,146	$16.70
Options granted	74,000	26.02
Options canceled	(22,464)	17.86
Options exercised	(167,146)	15.41

Outstanding at June 30, 2006	5,584,536	$16.86	5.81	$49,608

Vested and exercisable at June 30, 2006	5,357,587	$16.66	5.72	$48,620
     The total intrinsic value of options exercised during the three months ended June 30, 2006 was $2.2 million.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     As share-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     In the Company’s pro forma information required under FAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.
     Total estimated share-based compensation expense, related to the Company’s FAS 123R share-based awards, recognized for the three months ended June 30, 2006 was comprised as follows:

Three months ended
June 30, 2006
(In thousands,
except per share
data)
Cost of revenues	$146
Selling, general and administrative	206
Independent research and development	15

Share-based compensation expense before taxes	367
Related income tax benefits	(53)

Share-based compensation expense, net of taxes	$314

Net share-based compensation expense, per common share:
Basic	$0.01

Diluted	$0.01

     The Company recorded $52,000 in share-based compensation expense during the three months ended June 30, 2006 related to share-based awards granted during fiscal 2007. In addition, for the three months ended June 30, 2006, the adoption of FAS 123R resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities of $399,000, related to incremental tax benefits from stock options exercised in the period.
     Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2007. Prior to adopting the provisions of FAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of FAS 123. Because the Company established the exercise price based on the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting FAS 123R. Each accounting period, the Company reported the potential dilutive impact of stock options in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period was below the strike price of the stock option) were not included in diluted earnings per common share as their effect was anti-dilutive.
     For purposes of pro forma disclosures under FAS 123 for the three months ended July 1, 2005, the estimated fair value of the share-based awards was assumed to be amortized to expense over the vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were as follows (amounts were not materially different upon adoption of FAS 123R):

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Three months ended
July 1, 2005
(In thousands, except
per share data)
Net income as reported	$5,176
Stock based compensation included in net income, net of tax	—
Stock based employee compensation expense under fair value based method, net of tax	(2,371)

Pro forma net income	$2,805
Basic earnings per share
As reported	$0.19
Pro forma	$0.10
Diluted earnings per share
As reported	$0.18
Pro forma	$0.10
     The weighted-average estimated fair value of employee stock options granted and employee stock purchase plan shares issued during the three months ended July 1, 2005 was $10.57 and $7.30 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions (annualized percentages) for the three months ended July 1, 2005:

		Employee
	Employee Stock	Stock
	Options	Purchase Plan
Expected life (in years)	6.31	0.5
Risk-free interest rate	3.89%	1.68%
Expected volatility	55.00%	46.00%
Expected dividend yield	0.00%	0.00%
Review of Stock Option Grant Procedures
     We commenced a voluntary internal investigation, assisted by our outside legal counsel, of our historical stock option granting practices, stock option documentation and related accounting from our initial public offering in December 1996 to June 30, 2006. At the conclusion of our investigation (which is complete as of the date of this filing), neither our outside legal counsel nor the Company believes there is evidence of a pattern of intentionally misdating stock option grants to achieve an accounting result, or that any officer, director, or senior executive at the Company willfully or knowingly engaged in stock options misdating, or had knowledge of others doing so.
     During the investigation we identified certain accounting errors associated with stock options granted primarily to certain non-executive new hire employees during the ten-year period from December 2006 to June 30, 2006. Based on the results of our investigation, we identified that certain stock options to non-executive new hires had incorrectly been accounted for using an accounting measurement date prior to the date that the new hires commenced employment. We concluded, with the concurrence of the Audit Committee, that the financial impact of these errors was not material to our consolidated financial statements for any annual period in which the errors related. In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29, we recorded a cumulative adjustment to compensation expense in the first quarter of fiscal year 2007 of $703,000, net of tax, because the effect of the correcting adjustment is not material to our expected fiscal 2007 net income. This non-cash compensation expense will have no impact on future periods. There is no impact on revenue or net cash provided by operating activities as a result of recording the compensation expense.
Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.
Note 2 — Revenue Recognition
     A substantial portion of the Company’s revenues are derived from long-term contracts requiring development and delivery of products over time and often contain fixed-price purchase options for additional products. Sales related to long-term contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract, the cost-to-cost method, or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three months ended June 30, 2006 and July 1, 2005, we recorded charges of approximately $1.0 million and $1.9 million, respectively, related to loss contracts.
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Note 3 — Earnings Per Share
     Potential common stock of 1,936,194 and 1,289,050 shares for the three months ended June 30, 2006 and July 1, 2005, respectively, were included in the calculation of diluted earnings per share. Antidilutive shares excluded from the calculation were 114,521 and 2,057,989 shares for the three months ended June 30, 2006 and July 1, 2005, respectively. Potential common stock is primarily comprised of options granted under our stock option plans.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 4 — Composition of Certain Balance Sheet Captions (In thousands)

	June 30, 2006	March 31, 2006
Accounts receivable, net:
Billed	$81,555	$79,107
Unbilled	70,179	65,873
Allowance for doubtful accounts	(356)	(265)

	$151,378	$144,715

Inventories:
Raw materials	$14,394	$28,457
Work in process	22,111	9,862
Finished goods	12,152	11,564

	$48,657	$49,883

Prepaid expenses and other current assets:
Prepaid expenses	$5,520	$5,322
Other	2,888	638

	$8,408	$5,960

Other intangible assets, net:
Technology	$32,270	$29,670
Contracts and relationships	17,836	15,436
Non-compete agreement	8,370	7,950
Other intangibles	9,225	8,075

	67,701	61,131

Less accumulated amortization	(39,208)	(37,148)

	$28,493	$23,983

Property and equipment, net:
Machinery and equipment	$50,340	$47,704
Computer equipment and software	34,467	33,693
Furniture and fixtures	6,058	5,905
Leasehold improvements	8,204	7,617
Land held-for-sale	3,124	3,124
Construction in progress	6,175	5,808

	108,368	103,851

Less accumulated depreciation	(60,921)	(57,640)

	$47,447	$46,211

Other assets:
Capitalized software costs, net	$6,122	$6,963
Deferred income taxes	11,375	13,518
Other	2,508	1,808

	$20,005	$22,289

Accrued liabilities:
Current portion of warranty reserve	$5,176	$4,395
Accrued vacation	6,937	6,381
Accrued bonus	1,467	4,645
Accrued 401(k) matching contribution	1,053	3,196
Medical self-insurance liabilities	596	—
Income taxes payable	5,573	1,534
Collections in excess of revenues	22,054	15,141
Other	7,502	5,677

	$50,358	$40,969

Other liabilities:
Accrued warranty	$4,402	$3,974
Long term portion of deferred rent	3,061	2,809
Deferred income taxes	1,764	1,764
Other	1,098	842

	$10,325	$9,389

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
     The intangible assets are amortized using the straight-line method over their estimated useful lives of eight months to ten years. The technology intangible asset has several components with estimated useful lives of five to nine years, contracts and relationships intangible asset has several components with estimated useful lives of three to ten years, non-compete agreements have useful lives of three to five years and other amortizable assets have several components with estimated useful lives of eight months to ten years.
     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the three months ended June 30, 2006	$2,060

Expected for the remainder of fiscal year 2007	7,142
Expected for fiscal year 2008	6,610
Expected for fiscal year 2009	5,862
Expected for fiscal year 2010	2,638
Expected for fiscal year 2011	2,147
Thereafter	4,094

$28,493

Note 6 — Notes Payable and Line of Credit
     On January 31, 2005, we entered into a three-year, $60 million revolving credit facility (the “Facility”) in the form of a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, Comerica Bank and Silicon Valley Bank.
     Borrowings under the Facility are permitted up to a maximum amount of $60 million, including up to $15 million of letters of credit. Borrowings under the Facility bear interest, at the Company’s option, at either the lender’s prime rate or at LIBOR (London Interbank Offered Rate) plus, in each case, an applicable margin based on the ratio of the Company’s total funded debt to EBITDA (income from operations plus depreciation and amortization). The Facility is collateralized by substantially all of the Company’s personal property assets. At June 30, 2006, the Company had approximately $5.0 million outstanding under standby letters of credit leaving borrowing availability under our line of credit of $55.0 million.
     The Facility contains financial covenants that set a minimum EBITDA limit for the twelve-month period ending on the last day of any fiscal quarter at $30.0 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135.0 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00. We were in compliance with our loan covenants at June 30, 2006.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7 — Product Warranty
     We provide limited warranties on most of our products for periods of up to five years. We record a liability for our warranty obligations when products are shipped based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty costs estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failure that may occur. It is possible that our underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in our warranty accrual during the three months ended June 30, 2006 and July 1, 2005 (in thousands).

	For the three months ended
	June 30, 2006	July 1, 2005
Balance, beginning of period	$8,369	$7,179
Change in liability for warranties issued in period	1,677	1,607
Settlements made during the period	(468)	(934)

Balance, end of period	$9,578	$7,852

Note 8 — Commitments and Contingencies
     We are a party to various claims and legal actions arising in the normal course of business. Although, the ultimate outcome of such matters is not presently determinable, we believe that the resolution of all such matters, net of amounts accrued, will not have a material adverse effect on our financial position or liquidity; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on our results of operations in any period.
Note 9 — Derivatives
     During the three months ended June 30, 2006, the Company settled certain foreign exchange contracts recognizing a loss of $136,000 recorded as cost of revenues based on the underlying transaction. The Company did not enter into new foreign currency exchange contracts during the three months ended June 30, 2006. At June 30, 2006, the Company had one outstanding foreign currency exchange contract entered into in the prior year intended to reduce the foreign currency risk for amounts payable to vendors in Euros which has a maturity of less than six months. The fair value of the outstanding foreign currency contract was $2,000 and is recorded as an asset as of June 30, 2006. We had $384,000 of notional value of foreign currency forward contracts outstanding at June 30, 2006. We recorded a loss on foreign currency forward contracts for the three months ended July 1, 2005 of $235,000 as a cost of revenues based on the underlying transaction.
Note 10 — Income Taxes
     The effective income tax rate for the three months ended June 30, 2006 was 33.2%, which is approximately equal to the 34.0% estimated annual effective tax rate for the fiscal year ending March 30, 2007. The estimated tax rate is different from the expected statutory rate due primarily to research and development tax credits and the tax benefit for export sales.
     Our estimated effective tax rate of 34.0% for fiscal year 2007 reflects the expiration of the federal research and development tax credit at December 31, 2005. If the federal research and development tax credit is reinstated, we will have a lower effective tax rate. In the event the federal tax research and development tax credit is reinstated, the amount of the reduction in our tax rate will depend on the effective date and terms of the reinstatement, as well as the amount of eligible research and development expenses in the reinstated period.
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Reporting segments are determined consistent with the way the chief operating decision maker evaluates financial information internally for making operating decisions and assessing performance. The following table summarizes revenues and operating profits by reporting segment for the three months ended June 30, 2006 and July 1, 2005. Certain corporate general and administrative costs, amortization of intangible assets and charges of acquired in-process research and development are not allocated to the segments and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit. Certain assets are not tracked by reporting segment. Depreciation expense is allocated to reporting segments as an overhead charge based on direct labor dollars within the reporting segments.

	Three months ended
(in thousands)	June 30, 2006	July 1, 2005
Revenues
Government	$64,621	$53,514
Commercial Satellite
Satellite Networks	53,086	36,986
Antenna Systems	10,994	10,553

	64,080	47,539
Elimination of intersegment revenues	—	(1,076)

Total revenues	128,701	99,977
Operating profits (losses)
Government	11,829	10,297
Commercial
Satellite Networks	(1,620)	(3,103)
Antenna Systems	(354)	974

	(1,974)	(2,129)
Elimination of intersegment operating profits	—	(206)

Segment operating profit before corporate and amortization	9,855	7,962
Corporate	95	144
Amortization of intangible assets (1)	(2,060)	(1,512)

Income from operations	$7,890	$6,594

(1)	Amortization of intangibles relate to the commercial and government segment. Amortization of intangibles for Satellite Networks was $1.8 million and $1.3 million for the three months ended June 30, 2006 and July 1, 2005, respectively. Amortization for Antenna Systems was $164,000 and $164,000 for the three months ended June 30, 2006 and July 1, 2005, respectively. Amortization of intangibles for the government segment was $76,000 for the three months ended June 30, 2006. There was no amortization of intangibles for the government segment for the three months ended July 1, 2005.

(in thousands)	June 30, 2006	March 31, 2006
Segment assets (2)
Government	$101,373	$77,269
Commercial
Satellite Networks	147,600	140,346
Antenna Systems	27,419	27,330

	175,019	167,676
Corporate assets	130,249	120,124

Total	$406,641	$365,069

(2)	Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, intangible assets and goodwill. At June 30, 2006, Satellite Networks had $33.6 million of goodwill and $20.1 million in net intangible assets, Antenna Systems had $3.6 million of goodwill and $1.9 million in net intangible assets, and the government segment had $11.7 million of goodwill and $6.5 million in net intangible assets. At March 31, 2006, Satellite Networks had $24.5 million of goodwill and $22.0 million in net intangible assets, and Antenna Systems had $3.6 million of goodwill and $2.0 million in net intangible assets. Government segment had no goodwill or intangible assets on March 31, 2006.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Revenue information by geographic area for the three month periods ended June 30, 2006 and July 1, 2005 is as follows:

	Three months ended
(in thousands)	June 30, 2006	July 1, 2005
United States	$109,610	$82,681
Asia Pacific	5,154	7,968
Europe/Africa	9,772	3,926
North America other than United States	3,535	2,816
Latin America	630	2,586

	$128,701	$99,977

     We distinguish revenues from external customers by geographic areas based on customer location.
     The net book value of long-lived assets located outside the United States was $312,000 at June 30, 2006 and $341,000 at March 31, 2006.
Note 12 — Acquisition
     On June 20, 2006, the Company completed the acquisition of all of the outstanding capital stock of Enerdyne Technologies, Inc. (Enerdyne), a privately-held provider of innovative data link equipment and digital video systems for defense and intelligence markets, including unmanned aerial vehicle and other air-born and ground based applications. The initial purchase price of approximately $17.5 million was comprised primarily of $16.4 million related to the fair value of 744,104 shares of the Company’s common stock issued at the closing date, $500,000 in cash consideration, and $700,000 in direct acquisition costs. The $1.2 million of cash consideration paid to the shareholders and the transaction expenses paid less cash acquired of $900,000 resulted in a net cash outlay of approximately $281,000. An additional $8.7 million in consideration is payable in cash and/or stock at the Company’s option based on Enerdyne achieving certain earnings performance in any fiscal year up to and including the Company’s 2010 fiscal year (as well as projected earnings performance for the one-year period thereafter). No portion of the earn-out is guaranteed. The additional consideration, if earned, is payable in shares of the Company’s common stock after the fiscal year in which Enerdyne achieves the specified earnings performance.
     The preliminary allocation of purchase price of the acquired assets and assumed liabilities based on the estimated fair values is as follows:

(in thousands)	June 20, 2006
Current assets	$3,543
Property, plant and equipment	343
Identifiable intangible assets	6,570
Goodwill	11,674
Other assets	26

Total assets acquired	22,156
Liabilities assumed	(4,666)

Total purchase price	$17,490

     Amounts assigned to other intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from eight months to seven years and are as follows:

(in thousands)
Customer relationships (7 year weighted average life)	$2,400
Acquired developed technology (4.5 year weighted average life)	2,600
Non-compete agreements (4 years weighted average life)	420
Backlog (8 months weighted average life)	1,150

Total identifiable intangible assets	$6,570

     The acquisition of Enerdyne is complementary to ViaSat because we will benefit from their technology, namely unmanned Analog and digital video data link capabilities, existing relationships in the unmanned aerial vehicle (UAV) market, customers and highly skilled workforce. The potential opportunities these benefits provide to ViaSat’s UAV applications product group in our government segment were among the factors that contributed to a purchase price resulting in the recognition of goodwill. The intangible assets and goodwill recognized will not be deductible for federal income tax purposes. The purchase price allocation is preliminary due to resolution of certain Enerdyne tax attributes.

     The consolidated financial statements include the operating results of Enerdyne from the date of acquisition in the Company’s UAV applications product line in the government segment. Pro forma results of operations have not been presented because the effect of the acquisition was insignificant to the financial statements for all periods presented.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in ViaSat’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the Securities and Exchange Commission.
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
     We have been increasing our focus in recent years on offering satellite based communications products and systems solutions to address commercial market needs. In pursuing this strategy, we have acquired four strategic satellite communication equipment providers: (1) the satellite networks business of Scientific-Atlanta in fiscal year 2001; (2) Comsat Laboratories products business from Lockheed Martin in fiscal year 2002; (3) US Monolithics, LLC in fiscal year 2002; and (4) Efficient Channel Coding, Inc. in fiscal year 2006. Our commercial business accounted for approximately 50% and 48% of our revenues in the three months ended June 30,

2006 and July 1, 2005, respectively, and 53% of our revenues in fiscal year 2006 and 51% of our revenues in fiscal year 2005. To date, our principal commercial offerings include Very Small Aperture Terminals (VSATs), broadband internet equipment over satellite, network control systems, network integration services, network operation services, gateway infrastructure, antenna systems and other satellite ground stations. In addition, based on our advanced satellite technology and systems integration experience, we have won several important projects in the three key broadband markets: enterprise, consumer and in-flight mobile applications.
     Our commercial business offers an end-to-end capability to provide customers with a broad range of satellite communication and other wireless communications equipment solutions including:
•	Consumer broadband products and solutions to customers using DOCSIS®-based or DVB-RCS-based technology,

•	Mobile broadband products and systems for in-flight, maritime and ground mobile broadband applications,

•	Enterprise VSAT networks products and services,

•	Antenna systems for commercial and defense applications and customers,

•	Satellite networking systems design and technology development, and

•	MMIC design and development, with an emphasis in systems engineering of packaged components, specializing in high-frequency communication technology design and development.
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
     Our increased capital needs for fiscal year 2007 as compared to fiscal year 2006 will continue as we expand our facilities, production test equipment, lab development equipment and VSAT network operations to meet customer program requirements and growth forecasts. Our facility needs have normally been met with long-term lease agreements, but we do anticipate additional tenant improvements over the next two fiscal years associated with our expansion. Additionally, as our employee base increases, the need for additional computers and other equipment will also increase.
     On June 20, 2006, the Company completed the acquisition of all of the outstanding capital stock of Enerdyne Technologies, Inc. (Enerdyne), a privately-held provider of innovative data link equipment and digital video systems for defense and intelligence markets, including unmanned aerial vehicle and other air-born and ground based applications. The initial purchase price of approximately $17.5 million was comprised primarily of $16.4 million related to the fair value of 744,104 shares of the Company’s common stock issued at the closing date, $500,000 in cash consideration, and $700,000 in direct acquisition costs. The $1.2 million of cash consideration paid to the shareholders and the transaction expenses paid less cash acquired of $900,000 resulted in a net cash outlay of approximately $281,000. An additional $8.7 million in consideration is payable in cash and/or stock at the Company’s option based on Enerdyne achieving certain earnings performance in any fiscal year up to and including the Company’s 2010 fiscal year (as well as projected earnings performance for the one-year period thereafter). No portion of the earn-out is guaranteed. The additional consideration, if earned, is payable in shares of the Company’s common stock after the fiscal year in which Enerdyne achieves the specified earnings performance.
     At June 20, 2006, the Company recorded $6.6 million in identifiable intangible assets and $11.7 million in goodwill based on the fair values and the preliminary allocation of purchase price of the acquired assets and assumed liabilities. The consolidated financial statements include the operating results of Enerdyne from the date of acquisition in the Company’s unmanned aerial vehicle (UAV) product application in the government segment.
     The acquisition of Enerdyne is very complementary to ViaSat because we will benefit from their technology, namely unmanned Analog and digital video data link capabilities, existing relationships in the UAV market, customers and highly skilled workforce. The potential opportunities these benefits provide to ViaSat’s UAV product application group in our government segment were among the factors that contributed to a purchase price resulting in the recognition of goodwill. The intangible assets and goodwill recognized will not be deductible for federal income tax purposes. The purchase price allocation is preliminary due to resolution of certain Enerdyne tax attributes.
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
Share-Based Payments
     We grant options to purchase our common stock to our employees and directors under our stock option plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our employee stock purchase plan. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment.” Effective April 1, 2006, we use the fair value method to apply the provisions of FAS 123R with a modified prospective application which provides for certain changes to the method for estimating the value of share-based compensation. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date, which are subsequently modified or cancelled. Under the modified prospective application method, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under FAS 123R for the first three months of fiscal 2007 was $367,000. At June 30, 2006, total unrecognized estimated compensation expense related to non-vested stock options and the Employee Stock Purchase Plan granted prior to that date were $2.4 million and zero, respectively, which is expected to be recognized over a weighted-average period of 3.5 years.
     Upon adoption of FAS 123R, we began estimating the value of stock option awards on the date of grant using a Black-Scholes option-pricing model (Black-Scholes model). Prior to the adoption of FAS 123R, the value of all share-based awards was estimated on the date of grant using the Black-Scholes model as well for the pro forma information required to be disclosed under FAS 123. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.
     If factors change and we employ different assumptions in the application of FAS 123R in future periods, the compensation expense that we record under FAS 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-

based compensation under FAS 123R. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with FAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107), using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
     Estimates of share-based compensation expenses can be significant to our financial statements, but these expenses are based on option valuation models and will never result in the payment of cash by us. The guidance in FAS 123R and SAB 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.
     Theoretical valuation models and market-based methods are evolving and may result in lower or higher fair value estimates for share-based compensation. The timing, readiness, adoption, general acceptance, reliability and testing of these methods is uncertain. Sophisticated mathematical models may require voluminous historical information, modeling expertise, financial analyses, correlation analyses, integrated software and databases, consulting fees, customization and testing for adequacy of internal controls. Market-based methods are emerging that, if employed by us, may dilute our earnings per share and involve significant transaction fees and ongoing administrative expenses. The uncertainties and costs of these extensive valuation efforts may outweigh the benefits to investors.
     The Company’s expected volatility is a measure of the amount by which our stock price is expected to fluctuate. The estimated volatilities for stock options and employee stock purchase rights are based on the historical volatility calculated using the daily stock price of our stock over a recent historical period equal to the expected term. The risk-free interest rate that we use in determining the fair value of our stock-based awards is based on the implied yield on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our stock-based awards.
     The expected life of employee stock options represents the calculation using the “simplified” method for “plain vanilla” options applied consistently to all “plain vanilla” options, consistent with the guidance in SAB 107. The Company expects to replace the “simplified” method with the historical data method for the valuation of shares granted after December 31, 2007, as more detailed information becomes readily available to the Company, consistent with the guidance in SAB 107. The weighted average expected life of employee stock options granted during the three months ended June 30, 2006 derived from the “simplified” method was 6.0 years. The expected term or life of employee stock purchase rights issued represents the expected period of time from the date of grant to the estimated date that the stock purchase right under our Employee Stock Purchase Plan would be fully exercised.
Review of Stock Option Grant Procedures
     We commenced a voluntary internal investigation, assisted by our outside legal counsel, of our historical stock option granting practices, stock option documentation and related accounting from our initial public offering in December 1996 to June 30, 2006. At the conclusion of our investigation (which is complete as of the date of this filing), neither our outside legal counsel nor the Company believes there is evidence of a pattern of intentionally misdating stock option grants to achieve an accounting result, or that any officer, director, or senior executive at the Company willfully or knowingly engaged in stock options misdating, or had knowledge of others doing so.
     During the investigation we identified certain accounting errors associated with stock options granted primarily to certain non-executive new hire employees during the ten-year period from December 2006 to June 30, 2006. Based on the results of our investigation, we identified that certain stock options to non-executive new hires had incorrectly been accounted for using an accounting measurement date prior to the date that the new hires commenced employment. We concluded, with the concurrence of the Audit Committee, that the financial impact of these errors was not material to our consolidated financial statements for any annual period in which the errors related. In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29, we recorded a cumulative adjustment to compensation expense in the first quarter of fiscal year 2007 of $703,000, net of tax, because the effect of the correcting adjustment is not material to our expected fiscal 2007 net income. This non-cash compensation expense will have no impact on future periods. There is no impact on revenue or net cash provided by operating activities as a result of recording the compensation expense.
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

     The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended June 30, 2006 and July 1, 2005, we recorded charges of approximately $1.0 million and $1.9 million, respectively, related to loss contracts.
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
     The Company believes it has established appropriate systems and processes to enable it to reasonably estimate future cost on its programs through regular quarterly evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, the Company has not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis. However, a significant change in future cost estimates on one or more programs could have a material effect on the Company’s results of operations. For example, a one percent variance in our future cost estimates on open fixed-price contracts as of June 30, 2006 would change our pre-tax income by approximately $341,000.
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
     We did not capitalize any costs related to software developed for resale in the three month periods ended June 30, 2006 or July 1, 2005. Amortization expense of software development was $841,000 and $814,000 for the three months ended June 30, 2006 and July 1, 2005, respectively. These software development costs are part of other assets on the balance sheet and we record the related amortization expense as a charge to cost of revenues on the statement of operations.

Allowance for doubtful accounts
     We make estimates of the collectibility of our accounts receivable based on historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a significant portion of our sales has been to the U.S. government. More recently, commercial customers comprise a larger part of our revenues. Our accounts receivables balance was $151.4 million, net of allowance for doubtful accounts of $356,000 as of June 30, 2006 and our accounts receivables balance was $144.7 million, net of allowance for doubtful accounts of $265,000 as of March 31, 2006.
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

Derivatives
     We enter into foreign currency forward and option contracts to hedge certain forecasted foreign currency transactions. Gains and losses arising from foreign currency forward and option contracts not designated as hedging instruments are recorded in investment income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as gains (losses) on derivative instruments and accrued liabilities until the underlying transaction affects our earnings and are then recorded in the same income statement line as the underlying transaction. We had $384,000 and $2.4 million of notional value of foreign currency forward contracts outstanding at June 30, 2006 and July 1, 2005, respectively.
Results of Operations
     The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Three months ended
	June 30, 2006	July 1, 2005
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	76.2	75.7
Selling, general and administrative	12.4	12.9
Independent research and development	3.7	3.3
Amortization of intangible assets	1.6	1.5

Income from operations	6.1	6.6
Income before income taxes	6.3	6.4
Net income	4.2	5.2
     The results of operations for the three-month period ended July 1, 2005 include a benefit to Cost of revenues related to legal settlement with Xetron Corporation of $2.7 million.
Three Months Ended June 30, 2006 vs. Three Months Ended July 1, 2005
     Revenues

			Dollar	Percentage
	Three months ended		Increase	Increase
(In millions, except percentages)	June 30, 2006	July 1, 2005	(Decrease)	(Decrease)
Revenues	$128.7	$100.0	$28.7	28.7%
     The increase in revenues was due to our higher beginning backlog of $374.9 million, quarterly customer awards of $133.9 million and the conversion of certain backlog and awards into revenues. Revenue increases were experienced in both our government, $11.1 million, and commercial segments, $16.5 million. The revenue increase in the government segment was predominantly derived from increased revenues in certain information assurance products of approximately $7.4 million, approximately $1.1 million in MIDS development and $2.1 million in simulation development, offset by various decreases across other government product lines. The revenue increase in the commercial segment was predominately derived from increase in revenues in Satellite Networks from consumer broadband products, approximately $14.0 million, offset by a decrease of approximately $2.0 million from our enterprise VSAT products.
     Cost of Revenues

			Dollar	Percentage
	Three months ended		Increase	Increase
(In millions, except percentages)	June 30, 2006	July 1, 2005	(Decrease)	(Decrease)
Cost of revenues	$98.1	$75.7	$22.4	29.6%
Percentage of revenues	76.2%	75.7%

     The increase in quarterly cost of revenues from $75.7 million to $98.1 million is primarily due to the Company’s increased revenues. Accordingly, the Company’s gross profit increase from $24.3 million to $30.6 million reflected increases due to revenue growth in addition to improved product margin mix from the Company’s consumer broadband products, which yielded margin improvements of approximately 5.6 percentage points in the Company’s Satellite Networks segment from the same quarter last year. The $7.3 million in gross profit increases were offset by approximately $966,000 in stock based compensation charges recorded in the first quarter of fiscal 2007. Gross profit may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.
Selling, General and Administrative Expenses

			Dollar	Percentage
	Three months ended		Increase	Increase
(In millions, except percentages)	June 30, 2006	July 1, 2005	(Decrease)	(Decrease)
Selling, general and administrative	$15.8	$12.8	$3.0	23.3%
Percentage of revenues	12.4%	12.9%
     The increase in selling, general and administrative (SG&A) expenses in the first quarter of 2007 compared to the first quarter of 2006 was primarily attributable to higher selling and personnel costs to support our growth of approximately $2.0 million, higher facility related expenses due to the relocation of our Atlanta facilities, addition to Carlsbad facilities and ECC acquisition, approximately $300,000, and approximately $456,000 in stock based compensation expense recorded in the first quarter of fiscal 2007. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.
     Independent Research and Development

			Dollar	Percentage
	Three months ended		Increase	Increase
(In millions, except percentages)	June 30, 2006	July 1, 2005	(Decrease)	(Decrease)
Independent research and development	$4.8	$3.3	$1.5	45.0%
Percentage of revenues	3.7%	3.3%
     The increase in independent research and development (IR&D) expenses reflects year over year increases primarily in the commercial segment of $1.5 million, as planned, due to next generation VSAT equipment. The higher IR&D expenses reflect our recognition of certain opportunities in these markets and the need to invest in the development of new technologies to meet these opportunities.
     Amortization of Intangible Assets The intangible assets from acquisitions completed in fiscal years 2001, 2002, 2006 and 2007 are being amortized over useful lives ranging from eight months to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized.
     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the three months ended June 30, 2006	$2,060

Expected for the remainder of fiscal year 2007	7,142
Expected for fiscal year 2008	6,610
Expected for fiscal year 2009	5,862
Expected for fiscal year 2010	2,638
Expected for fiscal year 2011	2,147
Thereafter	4,094

$28,493

     Interest Expense Interest expense was $91,000 for the three months ended June 30, 2006 and $151,000 for the three months ended July 1, 2005. Higher interest expense in the first quarter of fiscal year 2005 was primarily due to the Company amending its tax returns which added approximately $55,000 to interest expense in the first quarter of the prior year. We had no outstanding borrowings under our line of credit at June 30, 2006 or July 1, 2005.

     Interest Income Interest income increased to $326,000 for the three months ended June 30, 2006 from $2,000 for the three months ended July 1, 2005 due to higher average invested cash balances year over year and higher interest rates.
     Provision for Income Taxes Our effective tax rate for the three months ended June 30, 2006 was approximately 33.2%, which is approximately equal to the 34.0% estimated annual effective tax rate for the fiscal year ending March 30, 2007, compared to a 19.6% tax rate for the three months ended July 1, 2005. Our estimated effective tax rate of approximately 34.0% for fiscal year 2007 reflects the expiration of the federal research and development tax credit at December 31, 2005. If the federal research and development tax credit is reinstated, we will have a lower effective tax rate. In the event the federal tax credit for research and development expenses is reinstated, the amount of the reduction in our tax rate will depend on the effective date, the terms of the reinstatement as well as the amount of eligible research and development expenses in the reinstated period.
Our Segment Results for the Three Months Ended June 30, 2006 vs. Three Months Ended July 1, 2005
Government Segment
     Revenues

			Dollar	Percentage
	Three months ended		Increase	Increase
(In millions, except percentages)	June 30, 2006	July 1, 2005	(Decrease)	(Decrease)
Revenues	$64.6	$53.5	$11.1	20.8%
     The government segment received awards of $82.9 million for the first quarter of fiscal year 2007 compared to $81.3 million for the first quarter of fiscal year 2006. Revenue increases were predominantly derived from increased revenues in certain information assurance products of approximately $7.4 million, approximately $1.1 million in MIDS development and $2.1 million in simulation development, offset by various decreases across other government product lines.
     Segment Operating Profit

			Dollar	Percentage
	Three months ended		Increase	Increase
(In millions, except percentages)	June 30, 2006	July 1, 2005	(Decrease)	(Decrease)
Operating profit	$11.8	$10.3	$1.5	14.9%
Percentage of government segment revenues	18.3%	19.2%
     The increase in government segment operating profit was primarily related to higher revenues as gross margins percentages remained relatively flat compared to the first quarter of last year. The increase in gross margins dollars was partially offset by higher selling costs of $451,000.
Commercial Segment
     Revenues

			Dollar	Percentage
	Three months ended		Increase	Increase
	June 30, 2006	July 1, 2005	(Decrease)	(Decrease)
Satellite Networks
(In millions, except percentages)
Revenues	$53.1	$37.0	$16.1	43.5%
Antenna Systems
(In millions, except percentages)
Revenues	$11.0	$10.6	$0.4	4.2%
Total Commercial Segment
(In millions, except percentages)
Revenues	$64.1	$47.5	$16.5	34.8%

     The increase in commercial segment revenues reflects higher sales in both the satellite networks and antenna systems product lines. The higher Satellite Networks revenue and Antenna Systems revenue is attributable to higher year over year backlog and the conversion of certain backlog to revenue. The majority of the increase was attributable to sales growth from consumer broadband products, approximately $14.0 million, offset by a decrease of approximately $2.0 million from our enterprise VSAT products.
Segment Operating Profit

			Dollar	Percentage
	Three months ended		Increase	Increase
	June 30, 2006	July 1, 2005	(Decrease)	(Decrease)
Satellite Networks
(In millions, except percentages)
Satellite Networks operating profit (loss)	$(1.6)	$(3.1)	$1.5	47.8%
Percentage of Satellite Network revenues	(3.1)%	(8.4)%
Antenna Systems
(In millions, except percentages)
Antenna Systems operating (loss) profit	$(0.4)	$1.0	$(1.3)	(136.3)%
Percentage of Antenna Systems revenues	(3.2)%	9.2%
Total Commercial Segment
(In millions, except percentages)
Segment operating profit (loss)	$(2.0)	$(2.1)	$0.2	7.3%
Percentage of commercial segment revenues	(3.1)%	(4.5)%
     The decrease in commercial segment operating losses is primarily due to increased revenues and gross margin percentages from our consumer broadband products in the Satellite Networks product group, offset by increases in IR&D expenses of $1.5 million as planned, for next generation VSAT equipment, lower Antenna Systems margins of $1.2 million and additional facility costs incurred in the quarter for new operations facility in Atlanta.
Backlog
     As reflected in the table below, both funded and total firm backlog increased during the first three months of fiscal year 2007 with the increase coming from our government segment.

	June 30, 2006	March 31, 2006
	(in millions)
Firm backlog
Government segment	$201.7	$183.7
Commercial segment	178.4	191.2

Total	$380.1	$374.9

Funded backlog
Government segment	$154.1	$132.9
Commercial segment	178.4	190.7

Total	$332.5	$323.6

Contract options	$36.9	$13.8

     The firm backlog does not include contract options. Of the $380.1 million in firm backlog, approximately $236.0 million is expected to be delivered during the remaining nine months of fiscal year 2007, and the balance is expected to be delivered in fiscal year 2008 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.
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
     Cash provided by operating activities for the first three months of fiscal year 2007 was $7.9 million as compared to $6.8 million for the first three months of fiscal year 2006. The increase in cash provided by operating activities was primarily attributable to the slight increase in net income and the increase in non-cash add-backs of $3.6 million offset by $2.7 million in additional cash outlays to funds changes in other operating assets and liabilities. Billed accounts receivable increased from year end due to increased shipments in both our government and commercial segments and the achievement of program milestones. Unbilled accounts receivable increased mostly due to increases in our MIDS production and development programs partially offset by continued reduction in consumer broadband programs.
     Cash used in investing activities for the first three months of fiscal year 2007 was $2.5 million as compared to cash used in investing activities for the first three months of fiscal year 2006 of $3.6 million. The decrease in cash used in investing activities primarily relates to a decrease in asset purchases for our new facilities in Carlsbad and Atlanta in fiscal year 2007 as both facilities were completed at the end of fiscal year 2006, offset by capital increases from production test equipment to support our growth.
     Cash provided by financing activities for the first three months of fiscal year 2007 was $4.1 million as compared to cash provided by financing activities for the first three months of fiscal year 2006 of $1.4 million. Majority of the activity for both years is due to cash received from the exercise of employee stock options, and stock purchases through our stock purchase plan. The three months ended June 30, 2006 also includes $399,000 in cash inflows related to the incremental tax benefit from stock option exercises.
     At June 30, 2006, we had $46.4 million in cash, cash equivalents and short-term investments, $157.6 million in working capital and no outstanding borrowings under our line of credit. We had $5.0 million outstanding under standby letters of credit leaving borrowing availability under our line of credit of $55.0 million. At March 31, 2006, we had $36.9 million in cash and cash equivalents and short-term investments, $152.9 million in working capital and no outstanding borrowings under our line of credit.
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
     The Facility contains financial covenants that set a minimum EBITDA limit for the twelve-month period ending on the last day of any fiscal quarter at $30 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00. We were in compliance with our loan covenants at June 30, 2006.

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
     An additional $8.7 million in consideration is payable in cash and/or stock at the Company’s option based on Enerdyne achieving certain earnings performance in any fiscal year up to and including the Company’s 2010 fiscal year (as well as projected earnings performance for the one-year period thereafter). No portion of the earn-out is guaranteed. The additional consideration, if earned, is payable in shares of the Company’s common stock after the fiscal year in which Enerdyne achieves the specified earnings performance.
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
Contractual Obligations
     The following table sets forth a summary of our obligations under operating leases, irrevocable letters of credit, purchase commitments and other long-term liabilities for the periods indicated (in thousands):

		For the remainder of	For the fiscal years
	Total	fiscal year 2007	2008-2009	2010-2011	After 2011
Operating leases	$88,854	$6,500	$18,186	$18,437	$45,731
Standby letters of credit	5,044	1,351	1,250	2,443	—
Purchase commitments	131,132	72,577	58,195	360	—

Total	$225,030	$80,428	$77,631	$21,240	$45,731

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
       Recent Accounting Requirements
     In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its consolidated financial statements.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements at June 30, 2006 as defined in Regulation S-K Item 303(a)(4).
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

A Significant Portion of Our Revenues Is Derived from a Few of Our Contracts
     A small number of our contracts account for a significant percentage of our revenues. Our largest revenue producing contracts are related to our tactical data links (which includes MIDS) products generating approximately 23% of our revenues in the first three months of fiscal year 2007, 24% of our revenues in fiscal year 2006 and 22% of our revenues in fiscal year 2005. Our five largest contracts generated approximately 53% of our revenues in the first three months of fiscal year 2007, 44% of our revenues in fiscal year 2006 and 27% of our revenues in fiscal year 2005. Further, we derived approximately 16% of our revenues in the first three months of fiscal year 2007, 19% of our revenues in fiscal year 2006 and 26% of our revenues in fiscal year 2005 from sales of VSAT communications networks. The failure of these customers to place additional orders or to maintain these contracts with us for any reason, including any downturn in their business or financial condition, or our inability to renew our contracts with these customers or obtain new contracts when they expire, could materially harm our business and impair the value of our common stock.
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
Our Development Contracts May Be Difficult for Us to Comply With and May Expose Us to Third-Party Claims for Damages
     We are often party to government and commercial contracts involving the development of new products. We derived approximately 26% of our revenues in the first three months of fiscal year 2007, 25% of our revenues in fiscal year 2006 and 24% of our revenues in fiscal year 2005 from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones. In the past, when we have not complied with the performance obligations or project milestones in a contract, generally, the other party has not elected to terminate the contract or seek damages from us. However, we cannot assure you in the future other parties will not terminate their contracts or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.
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
We May Experience Losses from Our Fixed-Price Contracts
     Approximately 85% of our revenues for the first three months of fiscal year 2007, 88% of our revenues in fiscal year 2006 and 88% of our revenues in fiscal year 2005 were derived from government and commercial contracts with fixed prices. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. In the past, we have experienced significant cost overruns and losses on fixed price contracts. We believe a high percentage of our contracts will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.
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
     Our reliance on contract manufacturers and on sole suppliers or a limited group of suppliers involves several risks. We may not be able to obtain an adequate supply of required components, and our control over the price, timely delivery, reliability and quality of finished products may be reduced. The process of manufacturing our products and some of our components and subassemblies is extremely complex. We have in the past experienced and may in the future experience delays in the delivery of, and quality problems with, products and components and subassemblies from vendors. Some of the suppliers we rely upon have relatively limited financial and other resources. Some of our vendors have manufacturing facilities in areas that may be prone to natural disasters and other natural occurrences that may affect their ability to perform and deliver under our contract. If we are not able to obtain timely deliveries of components and subassemblies of acceptable quality or if we are otherwise required to seek alternative sources of supply, or to manufacture our finished products or components and subassemblies internally, it could delay or prevent us from delivering our systems promptly and at high quality. This failure could damage relationships with current or prospective customers, which, in turn, could materially harm our business and impair the value of our common stock.
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

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions and Currency Fluctuations
     Approximately 15% of our revenues for the first three months of fiscal year 2007, 18% of our revenues in fiscal year 2006 and 27% of our revenues in fiscal year 2005 were derived from international sales. We anticipate international sales will account for an increasing percentage of our revenues over the next several years. Many of these international sales may be denominated in foreign currencies. Because we do not currently engage in nor do we anticipate engaging in material foreign currency hedging transactions related to international sales, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.
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
Our Reliance on U.S. Government Contracts Exposes Us to Significant Risks
     Our government segment revenues were approximately 50% of our revenues in the first three months of fiscal year 2007, 49% of our revenues in fiscal year 2006 and 51% of our revenues in fiscal year 2005, and were derived from U.S. government applications. Our U.S. government business will continue to represent a significant portion of our revenues for the foreseeable future. U.S. government business exposes us to various risks, including:
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

     We cannot assure you our product or technology development efforts for communications products will be successful or any new products and technologies we develop, including ArcLight®, KG-250, MIDS-JTRS, Surfbeam® (our DOCSIS®-based consumer broadband product), DVB-S2 and LinkStar®, will achieve sufficient market acceptance. We may experience difficulties that could delay or prevent us from successfully selecting, developing, manufacturing or marketing new products or enhancements. In addition, defects may be found in our products after we begin deliveries that could result in the delay or loss of market acceptance. If we are unable to design, manufacture, integrate and market profitable new products for existing or emerging communications markets, it could materially harm our business and impair the value of our common stock.
We Expect to Incur Research and Development Costs, Which Could Significantly Reduce Our Profitability
     Our future growth depends on penetrating new markets, adapting existing communications products to new applications, and introducing new communications products that achieve market acceptance. Accordingly, we are actively applying our communications expertise to design and develop new hardware and software products and enhance existing products. We spent $4.8 million in the first three months of fiscal year 2007, $15.8 million in fiscal year 2006 and $8.1 million in fiscal year 2005 in research and development activities. We expect to continue to spend discretionary funds on research and development in the near future. The amount of funds spent on research and development projects is dependent on the amount and mix of customer funded development, the types of technology being developed and the affordability of the technology being developed. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the near future. Our research and development program may not produce successful results, which could materially harm our business and impair the value of our common stock.
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
Changes in Financial Accounting Standards Related to Stock Option Expenses Are Expected to Have a Significant Effect on Our Reported Results
     The Financial Accounting Standards Board (FASB) issued a revised standard that required that we record compensation expense in the statement of operations for employee stock options using the fair value method beginning on April 1, 2006. The adoption of the new standard has had and is expected to continue to have a significant effect on our reported earnings and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to establish the value of stock options. As a result, the impact of the new standard in fiscal year 2007 could impair the value of our common stock and result in greater stock price volatility.
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
Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence Over Matters Requiring Stockholder Approval
     As of August 4, 2006, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 19% of our common stock. Accordingly, these stockholders may be able to significantly influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. These stockholders may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. This ownership interest could also have the effect of delaying or preventing a change in control.
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
Our Forward-looking Statements are Speculative and May Prove to be Wrong
     Some of the information in this Quarterly Report involves forward-looking statements. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “should,” “may,” “will” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed in this “Factors That May Affect Future Performance” section of the Quarterly Report, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements.

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
     As of June 30, 2006, there was a foreign currency exchange contract outstanding which was intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign exchange contract with a notional amount of $384,000 had a fair value of a net asset of $2,000 as of June 30, 2006. The fair value of this foreign currency forward contract as of June 30, 2006, would have changed by $39,000 if the foreign currency exchange rate for the Euro to the U.S. dollar on this forward contract had changed by 10%. The fair value of our foreign currency forward contracts was a liability of $34,000 at July 1, 2005, and we had $2.4 million of notional value of foreign currency forward contracts outstanding at July 1, 2005.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the Securities and Exchange Commission’s rules and forms. We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2006, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2006.
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

VIASAT, INC.

August 9, 2006	/s/ Mark D. Dankberg Mark D. Dankberg
Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

/s/ Ronald G. Wangerin Ronald G. Wangerin
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)