Form 10-Q
period 2006-09-29
VIASAT INC
filed 2006-11-07
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 29, 2006.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of November 3, 2006 was 28,639,042.

VIASAT, INC.
INDEX

PART I Financial Information
Item 1. Financial Statements
VIASAT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	September 29,	March 31,
	2006	2006
Assets

Current assets:
Cash and cash equivalents	$47,268	$36,723
Short-term investments	165	164
Accounts receivable, net	163,874	144,715
Inventories	45,341	49,883
Deferred income taxes	7,008	7,008
Prepaid expenses and other current assets	11,445	5,960

Total current assets	275,101	244,453
Goodwill	48,855	28,133
Other intangible assets, net	25,872	23,983
Property and equipment, net	49,033	46,211
Other assets	16,826	22,289

Total assets	$415,687	$365,069

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$52,552	$50,577
Accrued liabilities	42,463	40,969
Payable to predecessor shareholders of acquired business	9,000	—

Total current liabilities	104,015	91,546
Other liabilities	11,314	9,389

Total liabilities	115,329	100,935

Commitments and contingencies (Note 8)
Minority interest in consolidated subsidiary	928	836
Stockholders’ equity:
Common stock	3	3
Paid in capital	201,738	177,680
Retained earnings	97,703	85,803
Accumulated other comprehensive (loss) income	(14)	(188)

Total stockholders’ equity	299,430	263,298

Total liabilities and stockholders’ equity	$415,687	$365,069

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three months ended		Six months ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Revenues	$131,501	$104,112	$260,202	$204,089
Operating expenses:
Cost of revenues	97,444	78,154	195,559	153,875
Selling, general and administrative	16,790	13,327	32,634	26,173
Independent research and development	4,832	3,557	9,624	6,861
Amortization of intangible assets	2,621	1,512	4,681	3,024

Income from operations	9,814	7,562	17,704	14,156
Other income (expense):
Interest income	423	2	749	4
Interest expense	(200)	(28)	(291)	(179)

Income before income taxes	10,037	7,536	18,162	13,981
Provision for income taxes	3,475	1,629	6,171	2,895
Minority interest in net earnings (loss) of subsidiary, net of tax	23	(46)	91	(43)

Net income	$6,539	$5,953	$11,900	$11,129

Basic net income per share	$.23	$.22	$.42	$.41

Diluted net income per share	$.21	$.21	$.39	$.39

Shares used in basic net income per share computation	28,586	26,997	28,189	26,944

Shares used in diluted net income per share computation	30,520	28,634	30,228	28,371
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six months ended
	September 29,	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$11,900	$11,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,785	5,322
Amortization of intangible assets and capitalized software	6,375	4,685
Deferred income taxes	2,177	(1,405)
Incremental tax benefits from stock options exercised	(550)	—
Non-cash stock-based compensation	2,052	—
Other non-cash adjustments	291	(66)
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of the effects of the acquisition:
Accounts receivable, net	(16,741)	(15,934)
Inventories	5,888	577
Other assets	(6,445)	4,337
Accounts payable	(26)	3,907
Accrued liabilities	131	6,222
Other liabilities	1,647	332

Net cash provided by operating activities	13,484	19,106

Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(281)	—
Purchase of short-term investments	(1)	(1)
Purchases of property and equipment	(7,879)	(7,773)

Net cash (used in) investing activities	(8,161)	(7,774)

Cash flows from financing activities:
Proceeds from line of credit	—	3,000
Payments on line of credit	—	(3,000)
Proceeds from issuance of common stock, net of issuance costs	4,594	2,230
Incremental tax benefits from stock options exercised	550	—

Net cash provided by financing activities	5,144	2,230

Effect of exchange rate changes on cash	78	(22)

Net increase in cash and cash equivalents	10,545	13,540
Cash and cash equivalents at beginning of period	36,723	14,579

Cash and cash equivalents at end of period	$47,268	$28,119

Non-cash investing and financing activities:
Issuance of stock in connection with acquisition (see Note 12)	$16,350	$—
Recording of payable to predecessor shareholders of acquired business (see Note 1)	$9,000	$—
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share data)

					Accumulated
	Common Stock				Other
	Number of		Paid in	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total	Income
Balance at March 31, 2006	27,594,549	$3	$177,680	$85,803	$(188)	$263,298
Exercise of stock options	239,746	—	3,498	—	—	3,498
Tax benefit from exercise of stock options	—	—	1,062	—	—	1,062
Issuance of stock under Employee Stock Purchase Plan	50,217	—	1,096	—	—	1,096
Share-based compensation expense	—	—	2,052	—	—	2,052
Value of stock issued in connection with acquisition of a business	724,231	—	16,350	—	—	16,350
Net income	—	—	—	11,900	—	11,900	$11,900
Hedging transaction, net of tax	—	—	—	—	184	184	184
Foreign currency translation, net of tax	—	—	—	—	(10)	(10)	(10)

Comprehensive income	—	—	—	—	—	—	$12,074

Balance at September 29, 2006	28,608,743	$3	$201,738	$97,703	$(14)	$299,430

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Basis of Presentation
     The accompanying condensed consolidated balance sheet at September 29, 2006, the condensed consolidated statements of operations for the three and six months ended September 29, 2006 and September 30, 2005, the condensed consolidated statements of cash flows for the six months ended September 29, 2006 and September 30, 2005, and the condensed consolidated statement of stockholders’ equity for the six months ended September 29, 2006 have been prepared by the management of ViaSat, Inc. (the “Company”), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended March 31, 2006 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2006 included in our 2006 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
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
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Significant estimates made by management include revenue recognition, share-based compensation, self-insurance reserves, capitalized software, allowance for doubtful accounts, warranty accrual, valuation of goodwill and other intangible assets, and valuation allowance on deferred tax assets.
Derivatives
     We enter into foreign currency forward and option contracts to hedge certain forecasted foreign currency transactions. Gains and losses arising from foreign currency forward and option contracts not designated as hedging instruments are recorded in interest income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as unrealized gains (losses) on derivative instruments until the underlying transaction affects our earnings at which time they are then recorded in the same income statement line as the underlying transaction.
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Payable to Predecessor Shareholders of Acquired Business
     On May 23, 2006, in relation to the Company’s Efficient Channel Coding, Inc. (ECC) acquisition and as additional consideration, the Company agreed to pay the maximum earn-out amount to the former ECC stockholders in the amount of $9.0 million which has been accrued as of September 29, 2006. The $9.0 million will be paid in cash or stock, at the Company’s option, in May 2007. The additional purchase price consideration of $9.0 million was recorded as additional goodwill in the Satellite Networks segment in the first quarter of fiscal year 2007.
Assets Held-for-Sale
     In January 2006, the Company purchased approximately 10 acres of land adjacent to a leased facility for approximately $3.1 million. During the first quarter of fiscal year 2007, the Company signed a property listing agreement with the intention to sell the property over the next few months. As of September 29, 2006, we recorded the property in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” as an asset held-for-sale at the lower of carrying value or fair value, less estimated costs to sell, which is estimated to be $3.1 million.
Self-Insurance Liabilities
     In the first quarter of fiscal 2007, the Company adopted a self-insurance plan to retain a portion of the exposure for losses related to employee medical benefits. The Company also has a self-insurance plan for a portion of the exposure for losses related to workers’ compensation costs. The self-insured policies provide for both specific and aggregate stop-loss limits. We utilize internal actuarial methods, as well as an independent third-party actuary for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods along with currently available information and insurance industry statistics, the Company recorded self-insurance liabilities as of September 29, 2006 and March 31, 2006 of $735,000 and $75,000, respectively. Our estimate which is subject to inherent variability, based on average claims experience in our industry and our own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as current in accordance with the estimated timing of the projected payments.
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
     Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period on a straight-line basis. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R on April 1, 2006, the first day of the Company’s fiscal year 2007, using a modified prospective application, which provides for certain changes to the method for estimating the value of share-based compensation. Under the modified prospective application method, prior periods are not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date which are subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123).
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Share-Based Compensation Information under FAS 123R. Upon adoption of FAS 123R, the Company continued to use the same method of valuation for stock options granted beginning in fiscal 2007, the Black-Scholes option-pricing model (Black-Scholes model) which was previously used for the Company’s pro forma information required under FAS 123. The Company’s employee stock options have simple vesting schedules typically ranging from three to five years. Therefore, the Company did not see significant benefits in using a binomial model, a more extensive model, than closed-form models such as the Black-Scholes model, at the present time.
     On September 29, 2006, the Company had one principal equity compensation plan and employee stock purchase plan described below. The compensation cost that has been charged against income for the equity plan under FAS 123R was $309,000 and $477,000 and for the stock purchase plan it was $215,000 and $414,000 for the three and six months ended September 29, 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $120,000 and $173,000 for the three and six months ended September 29, 2006, respectively. There was no compensation cost capitalized as part of inventory and fixed assets for the three and six months ended September 29, 2006, respectively, as the amounts were not significant.
     The 1996 Equity Participation Plan of ViaSat, Inc., as amended on October 4, 2006 (the “Plan”), which is stockholder-approved, permits the grant of stock options, stock appreciation rights, restricted stock and other awards to its employees for up to 10,600,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three to five years of continuous service and have terms from six to ten years. As of September 29, 2006, the Company had granted options net of cancellations to purchase 7,145,369 shares of common stock under the Plan.
     The ViaSat, Inc. Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) assists employees in acquiring a stock ownership interest in the Company and encourages them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. The maximum number of shares reserved for issuance under this plan is 1,500,000 shares. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of September 29, 2006, the Company had issued 1,042,455 shares of common stock under this plan.
     As of September 29, 2006, there was $3.0 million and $203,000, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan and the Employee Stock Purchase Plan. These costs are expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the three and six months ended September 29, 2006 were $309,000 and $477,000, respectively.
     Cash received from option exercise under all share-based payment arrangements for the six months ended September 29, 2006 was $4.6 million. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $1.1 million for the six months ended September 29, 2006.
     The weighted-average estimated fair value of employee stock options granted and employee stock purchase plan shares issued during the six months ended September 29, 2006 were $16.16 and $6.85 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions (annualized percentages) for the six months ended September 29, 2006:

	Employee Stock	Employee Stock
	Options	Purchase Plan
Volatility	65.2%	38.0%
Risk-free interest rate	5.0%	5.3%
Dividend yield	0.0%	0.0%
Weighted average expected life	6.0 years	0.5 years

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The Company’s expected volatility is a measure of the amount by which our stock price is expected to fluctuate over the expected term of the stock based award. The estimated volatilities for stock options and employee stock purchase rights are based on the historical volatility calculated using the daily stock price of our stock over a recent historical period equal to the expected term. The risk-free interest rate that we use in determining the fair value of our stock-based awards is based on the implied yield on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our stock-based awards.
     The expected life of employee stock options represents the calculation using the simplified method consistent with the guidance in SAB 107. The Company expects to replace the simplified method with the historical data method for the valuation of shares granted after December 31, 2007, as more detailed information becomes readily available to the Company, consistent with the guidance in SAB 107. The weighted average expected life of employee stock options granted during the six months ended September 29, 2006 derived from the simplified method was 6.0 years. The expected term or life of employee stock purchase rights issued represents the expected period of time from the date of grant to the estimated date that the stock purchase right under our Employee Stock Purchase Plan would be fully exercised.
     A summary of employee stock option activity for the six months ended September 29, 2006 is presented below:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining	Aggregate Intrinsic
	Shares	per Share	Contractual Term	Value (in 000’s)
Outstanding at April 1, 2006	5,700,146	$16.70
Options granted	134,000	25.41
Options canceled	(30,243)	18.84
Options exercised	(239,746)	14.59

Outstanding at September 29, 2006	5,564,157	$16.99	5.57	$45,547

Vested and exercisable at September 29, 2006	5,334,124	$16.74	5.51	$44,907
     The total intrinsic value of stock options exercised during the six months ended September 29, 2006 was $3.2 million.
     As share-based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended September 29, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under FAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.
     Total estimated share-based compensation expense, related to the Company’s FAS 123R share-based awards, recognized for the three and six months ended September 29, 2006 was comprised as follows:

	Three months	Six months
	ended	ended
	September 29, 2006	September 29, 2006
	(In thousands,	(In thousands,
	except per share	except per share
	data)	data)
Cost of revenues	$161	$307
Selling, general and administrative	331	537
Independent research and development	32	47

Share-based compensation expense before taxes	524	891
Related income tax benefits	(120)	(173)

Share-based compensation expense, net of taxes	$404	$718

Net share-based compensation expense, per common share:
Basic	$0.01	$0.03

Diluted	$0.01	$0.02

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The Company recorded $128,000 and $180,000 in share-based compensation expense during the three and six months ended September 29, 2006, respectively, related to share-based awards granted during fiscal 2007. In addition, for the six months ended September 29, 2006, the adoption of FAS 123R resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities of $550,000, related to incremental tax benefits from stock options exercised in the period.
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
     For purposes of pro forma disclosures under FAS 123 for the three and six months ended September 30, 2005, the estimated fair value of the share-based awards was assumed to be amortized to expense over the vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were as follows:

	Three months	Six months
	ended	ended
	September 30,	September 30,
	2005	2005
Net income as reported	$5,953	$11,129

Stock based compensation included in net income, net of tax	—	—

Stock based employee compensation expense under fair value based method, net of tax	(2,343)	(4,691)

Pro forma net income	$3,610	$6,438
Basic earnings per share
As reported	$0.22	$0.41
Pro forma	$0.13	$0.24
Diluted earnings per share
As reported	$0.21	$0.39
Pro forma	$0.13	$0.23
     The weighted-average estimated fair value of employee stock options granted and employee stock purchase plan shares issued during the six months ended September 30, 2005 was $12.21 and $5.28 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions (annualized percentages) for the six months ended September 30, 2005:

		Employee
	Employee Stock	Stock
	Options	Purchase Plan
Expected life (in years)	6.1	0.5
Risk-free interest rate	3.9%	2.6%
Expected volatility	55.0%	37.0%
Expected dividend yield	0.0%	0.0%

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Review of Stock Option Grant Procedures
     In August 2006 we commenced and completed a voluntary internal investigation, assisted by our outside legal counsel, of our historical stock option granting practices, stock option documentation and related accounting during the period from our initial public offering in December 1996 through June 30, 2006. At the conclusion of our investigation, our outside legal counsel and the Company determined that there was no evidence of a pattern of intentionally misdating stock option grants to achieve an accounting result, or that any officer, director, or senior executive at the Company willfully or knowingly engaged in stock options misdating, or had knowledge of others doing so.
     During the investigation we identified certain accounting errors associated with stock options granted primarily to certain non-executive new hire employees during the ten-year period from December 1996 to June 30, 2006. Based on the results of the investigation, we identified that certain stock options to non-executive new hires had incorrectly been accounted for using an accounting measurement date prior to the date that the new hires commenced employment. We concluded, with the concurrence of the Audit Committee, that the financial impact of these errors was not material to our consolidated financial statements for any annual period in which the errors related. In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29, we recorded a cumulative adjustment to compensation expense in the first quarter of fiscal year 2007 of $703,000, net of tax, because the effect of the correcting adjustment is not material to our expected fiscal 2007 net income. This non-cash compensation expense will have no impact on future periods. There is no impact on revenue or net cash provided by operating activities as a result of recording the compensation expense.
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
     In September 2006, the SEC released Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. We are currently evaluating the impact of adopting SAB 108 on our financial statements.
     In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.
     In September 2006, the FASB issued Statement No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. We do not believe that SFAS 158 will have any effect on our results of operations or financial position, as we do not currently have any defined benefit pension or other post-retirement plans.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 2 — Revenue Recognition
     A substantial portion of the Company’s revenues are derived from long-term contracts requiring development and delivery of products over time and often contain fixed-price purchase options for additional products. Sales related to long-term contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract, the cost-to-cost method, or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three months ended September 29, 2006 and September 30, 2005, we recorded charges of approximately $319,000 and $1.4 million, respectively, related to loss contracts. During the six months ended September 29, 2006 and September 30, 2005, we recorded charges of approximately $1.4 million and $3.3 million, respectively, related to loss contracts.
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
Note 3 — Earnings Per Share
     Potential common stock of 1,933,404 and 1,637,186 shares for the three months ended September 29, 2006 and September 30, 2005, respectively, and 2,038,600 and 1,427,581 shares for the six months ended September 29, 2006 and September 30, 2005, respectively, were included in the calculation of diluted earnings per share. Antidilutive shares excluded from the calculation were 372,382 and 292,355 shares for the three months ended September 29, 2006 and September 30, 2005, respectively, and 178,128 and 1,779,828 shares for the six months ended September 29, 2006 and September 30, 2005, respectively. Potential common stock is primarily comprised of options granted under our equity compensation plans.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 4 — Composition of Certain Balance Sheet Captions (In thousands)

	September 29, 2006	March 31, 2006
Accounts receivable, net:
Billed	$84,209	$79,107
Unbilled	80,066	65,873
Allowance for doubtful accounts	(401)	(265)

	$163,874	$144,715

Inventories:
Raw materials	$10,717	$28,457
Work in process	20,336	9,862
Finished goods	14,288	11,564

	$45,341	$49,883

Prepaid expenses and other current assets:
Prepaid expenses	$6,003	$5,322
Other	5,442	638

	$11,445	$5,960

Other intangible assets, net:
Technology	$32,270	$29,670
Contracts and relationships	17,836	15,436
Non-compete agreement	8,370	7,950
Other intangibles	9,225	8,075

	67,701	61,131
Less accumulated amortization	(41,829)	(37,148)

	$25,872	$23,983

Property and equipment, net:
Machinery and equipment	$49,613	$47,704
Computer equipment and software	37,733	33,693
Furniture and fixtures	6,122	5,905
Leasehold improvements	9,716	7,617
Land held-for-sale	3,124	3,124
Construction in progress	6,397	5,808

	112,705	103,851
Less accumulated depreciation	(63,672)	(57,640)

	$49,033	$46,211

Other assets:
Capitalized software costs, net	$5,280	$6,963
Deferred income taxes	8,739	13,518
Other	2,807	1,808

	$16,826	$22,289

Accrued liabilities:
Current portion of warranty reserve	$5,027	$4,395
Accrued vacation	6,689	6,381
Accrued bonus and 401(k) matching contribution	4,818	7,841
Collections in excess of revenues	18,418	15,141
Other	7,511	7,211

	$42,463	$40,969

Other liabilities:
Accrued warranty	$5,343	$3,974
Long term portion of deferred rent	3,069	2,809
Deferred income taxes	1,764	1,764
Other	1,138	842

	$11,314	$9,389

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
     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the six months ended September 29, 2006	$4,681

Expected for the remainder of fiscal year 2007	4,521
Expected for fiscal year 2008	6,610
Expected for fiscal year 2009	5,862
Expected for fiscal year 2010	2,638
Expected for fiscal year 2011	2,147
Thereafter	4,094

$25,872

Note 6 — Notes Payable and Line of Credit
     On January 31, 2005, we entered into a three-year, $60 million revolving credit facility (the “Facility”) in the form of a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, Comerica Bank and Wachovia Bank.
     Borrowings under the Facility are permitted up to a maximum amount of $60 million, including up to $15 million of letters of credit. Borrowings under the Facility bear interest, at the Company’s option, at either the lender’s prime rate or at LIBOR (London Interbank Offered Rate) plus, in each case, an applicable margin based on the ratio of the Company’s total funded debt to EBITDA (income from operations plus depreciation and amortization). The Facility is collateralized by substantially all of the Company’s personal property assets. At September 29, 2006, the Company had approximately $4.3 million outstanding under standby letters of credit leaving borrowing availability under our line of credit of $55.7 million.
     The Facility contains financial covenants that set a minimum EBITDA limit for the twelve-month period ending on the last day of any fiscal quarter at $30.0 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135.0 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00. We were in compliance with our loan covenants at September 29, 2006.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7 — Product Warranty
     We provide limited warranties on most of our products for periods of up to five years. We record a liability for our warranty obligations when products are shipped based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failures that may occur. It is possible that our underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in our warranty accrual during the six months ended September 29, 2006 and September 30, 2005 (in thousands).

	For the six months ended
	September 29, 2006	September 30, 2005
Balance, beginning of period	$8,369	$7,179
Change in liability for warranties issued in period	3,461	2,738
Settlements made during the period	(1,460)	(1,806)

Balance, end of period	$10,370	$8,111

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
Note 9 — Derivatives
     During the three months ended September 29, 2006, the Company settled certain foreign exchange contracts recognizing a loss of $1,000 recorded as cost of revenues based on the underlying transaction. During the six months ended September 29, 2006, the Company settled certain foreign exchange contracts recognizing a loss of $137,000 recorded as cost of revenues based on the underlying transaction. The Company did not enter into new foreign currency exchange contracts during the six months ended September 29, 2006. At September 29, 2006, the Company had no outstanding foreign currency exchange contracts. We recorded a loss on foreign currency forward contracts for the three and six months ended September 30, 2005 of $800 and $236,200, respectively, as a cost of revenues based on the underlying transaction.
Note 10 — Income Taxes
     The effective income tax rate for the three months ended September 29, 2006 was 34.6%. The effective tax rate for the six months ended September 29, 2006 was 34.0%. Estimated annual effective tax rate for the fiscal year ending March 30, 2007 is 35.0%. The estimated tax rate is different from the expected statutory rate due primarily to research and development tax credits and the tax benefit for export sales.
     Our estimated effective tax rate of 35.0% for fiscal year 2007 reflects the expiration of the federal research and development tax credit at December 31, 2005. If the federal research and development tax credit is reinstated, we will have a lower effective tax rate. In the event the federal tax research and development tax credit is reinstated, the amount of the reduction in our tax rate will depend on the effective date and terms of the reinstatement, as well as the amount of eligible research and development expenses in the reinstated period.

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
     Reporting segments are determined consistent with the way the chief operating decision maker evaluates financial information internally for making operating decisions and assessing performance. The following table summarizes revenues and operating profits by reporting segment for the three and six months ended September 29, 2006 and September 30, 2005. Certain corporate general and administrative costs, amortization of intangible assets are not allocated to the segments and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit. Certain assets are not tracked by reporting segment. Depreciation expense is allocated to reporting segments as an overhead charge based on direct labor dollars within the reporting segments.

	Three months ended		Six months ended
	September 29,	September 30,	September 29,	September 30,
(in thousands)	2006	2005	2006	2005
Revenues
Government	$69,993	$49,461	$134,614	$102,975
Commercial
Satellite Networks	51,722	44,790	104,808	81,776
Antenna Systems	9,786	12,106	20,780	22,659

	61,508	56,896	125,588	104,435
Elimination of intersegment revenues	—	(2,245)	—	(3,321)

Total revenues	131,501	104,112	260,202	204,089

Operating profits (losses)
Government	12,415	9,383	24,244	19,680
Commercial
Satellite Networks	247	(240)	(1,373)	(3,343)
Antenna Systems	(212)	1,476	(566)	2,450

	35	1,236	(1,939)	(893)
Elimination of intersegment operating profits	—	(1,632)	—	(1,838)

Segment operating profit before corporate and amortization	12,450	8,987	22,305	16,949
Corporate	(15)	87	80	231
Amortization of intangible assets (1)	(2,621)	(1,512)	(4,681)	(3,024)

Income from operations	$9,814	$7,562	$17,704	$14,156

(1)	Amortization of intangibles for Satellite Networks was $1.8 million and $1.3 million for the three months ended September 29, 2006 and September 30, 2005, respectively. Amortization of intangibles for Satellite Networks was $3.6 million and $2.7 million for the six months ended September 29, 2006 and September 30, 2005, respectively. Amortization for Antenna Systems was $164,000 and $164,000 for the three months ended September 29, 2006 and September 30, 2005, respectively. Amortization for Antenna Systems was $328,000 and $328,000 for the six months ended September 29, 2006 and September 30, 2005, respectively. Amortization of intangibles for the government segment was $688,000 and $764,000 for the three and six months ended September 29, 2006, respectively. There was no amortization of intangibles for the government segment for the three and six months ended September 30, 2005.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in thousands)	September 29, 2006	March 31, 2006
Segment assets (2)
Government	$114,760	$77,269
Commercial
Satellite Networks	144,893	140,346
Antenna Systems	24,784	27,330

	169,677	167,676
Corporate assets	131,250	120,124

Total	$415,687	$365,069

(2)	Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, intangible assets and goodwill. At September 29, 2006, Satellite Networks had $33.6 million of goodwill and $18.4 million in net intangible assets, Antenna Systems had $3.6 million of goodwill and $1.7 million in net intangible assets, and the government segment had $11.7 million of goodwill and $5.8 million in net intangible assets. At March 31, 2006, Satellite Networks had $24.5 million of goodwill and $22.0 million in net intangible assets, and Antenna Systems had $3.6 million of goodwill and $2.0 million in net intangible assets. Government segment had no goodwill or intangible assets on March 31, 2006.
Revenue information by geographic area for the three and six month periods ended September 29, 2006 and September 30, 2005 is as follows:

	Three months ended		Six months ended
	September 29,	September 30,	September 29,	September 30,
(in thousands)	2006	2005	2006	2005
United States	$114,059	$83,868	$223,669	$166,549
Asia Pacific	6,348	6,668	11,502	14,636
Europe/Africa	8,356	7,015	18,128	10,941
North America other than United States	2,076	4,550	5,611	7,366
Latin America	662	2,011	1,292	4,597

	$131,501	$104,112	$260,202	$204,089

     We distinguish revenues from external customers by geographic areas based on customer location.
     The net book value of long-lived assets located outside the United States was $302,000 at September 29, 2006 and $341,000 at March 31, 2006.
Note 12 — Acquisition
     On June 20, 2006, the Company completed the acquisition of all of the outstanding capital stock of Enerdyne Technologies, Inc. (Enerdyne), a privately-held provider of innovative data link equipment and digital video systems for defense and intelligence markets, including unmanned aerial vehicle and other airborne and ground based applications. The initial purchase price of approximately $17.5 million was comprised primarily of $16.4 million related to the fair value of 724,231 shares of the Company’s common stock issued at the closing date, $500,000 in cash consideration, and $700,000 in direct acquisition costs. The $1.2 million of cash consideration paid to the shareholders and the transaction expenses paid less cash acquired of $900,000 resulted in a net cash outlay of approximately $281,000. An additional $8.7 million in consideration is payable in cash and/or stock at the Company’s option based on Enerdyne achieving certain earnings performance in any fiscal year up to and including the Company’s 2010 fiscal year (as well as projected earnings performance for the one-year period thereafter) and will be recorded as additional purchase price. No portion of the earn-out is guaranteed. The additional consideration, if earned, is payable in cash and/or shares of the Company’s common stock after the fiscal year in which Enerdyne achieves the specified earnings performance.

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
     Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled “Risk Factors” and elsewhere in this Quarterly Report.
General
     We produce innovative satellite and other communication products that enable fast, secure and efficient communications to any location. The Company provides networking products and managed network services for enterprise IP applications network-centric military communications and encryption technologies to the U.S. government; and gateway and customer-premises equipment for consumer and mobile satellite broadband services. The Company’s three wholly owned subsidiaries, US Monolithics, Efficient Channel Coding, and Enerdyne Technologies design and produce complimentary products such as monolithic microwave integrated circuits, DVB-S2 satellite communication components, and video data link systems. Our goal is to leverage our advanced technology and capabilities to capture a considerable share of the global satellite communications equipment and services segment for both government and commercial customers. ViaSat was incorporated in 1986 and completed its initial public offering in 1996.
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
     We have been increasing our focus in recent years on offering satellite based communications products and systems solutions to address commercial market needs. In pursuing this strategy, we have acquired four strategic satellite communication equipment providers: (1) the satellite networks business of Scientific-Atlanta in fiscal year 2001; (2) Comsat Laboratories products business from Lockheed Martin in fiscal year 2002; (3) US Monolithics, LLC in fiscal year 2002; and (4) Efficient Channel Coding, Inc. in fiscal year 2006. Our commercial business accounted for approximately 47% and 55% of our revenues in the three months ended September 29, 2006 and September 30, 2005, respectively, 48% and 51% of our revenues in the six months ended September 29, 2006 and September 30, 2005, respectively, and 53% and 51% of our revenues in fiscal years 2006 and 2005, respectively. To date, our principal commercial offerings include Very Small Aperture Terminals (VSATs), broadband internet equipment over satellite, network control systems, network integration services, network operation services, gateway infrastructure, antenna systems and other satellite ground stations. In addition, based on our advanced satellite technology and systems integration experience, we have won several important projects in the three key broadband markets: enterprise, consumer and in-flight mobile applications.
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
     Our increased capital needs for fiscal year 2007 as compared to fiscal year 2006 will continue as we expand our facilities, production test equipment, lab development equipment and VSAT network operations to meet customer program requirements and growth forecasts. Our facility needs have historically been met with long-term lease agreements, but we do anticipate additional tenant improvements over the next two fiscal years associated with our expansion. Additionally, as our employee base increases, the need for additional computers and other equipment will also increase.
     On June 20, 2006, the Company completed the acquisition of all of the outstanding capital stock of Enerdyne Technologies, Inc. (Enerdyne), a privately-held provider of innovative data link equipment and digital video systems for defense and intelligence markets, including unmanned aerial vehicle and other airborne and ground based applications. The initial purchase price of approximately $17.5 million was comprised primarily of $16.4 million related to the fair value of 724,231 shares of the Company’s common stock issued at the closing date, $500,000 in cash consideration, and $700,000 in direct acquisition costs. The $1.2 million of cash consideration paid to the shareholders and the transaction expenses paid less cash acquired of $900,000 resulted in a net cash outlay of approximately $281,000. An additional $8.7 million in consideration is payable in cash and/or stock at the Company’s option based on Enerdyne achieving certain earnings performance in any fiscal year up to and including the Company’s 2010 fiscal year (as well as projected earnings performance for the one-year period thereafter) and will be recorded as additional purchase price. No portion of the earn-out is guaranteed. The additional consideration, if earned, is payable in cash and/or shares of the Company’s common stock after the fiscal year in which Enerdyne achieves the specified earnings performance.

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
Share-Based Payments
     We grant options to purchase our common stock to our employees and directors under our equity compensation plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under the Employee Stock Purchase Plan. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment.” Effective April 1, 2006, we use the fair value method to apply the provisions of FAS 123R with a modified prospective application which provides for certain changes to the method for estimating the value of share-based compensation. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date, which are subsequently modified or cancelled. Under the modified prospective application method, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under FAS 123R for the three and six months ended September 29, 2006 was $524,000 and $891,000, respectively. At September 29, 2006, total unrecognized estimated compensation expense related to non-vested stock options and the Employee Stock Purchase Plan granted prior to that date were $3.0 million and $203,000, respectively, which is expected to be recognized over a weighted-average period of 2.0 years.
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
     If factors change and we employ different assumptions in the application of FAS 123R in future periods, the compensation expense that we record under FAS 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FAS 123R. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with FAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107), using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
     Estimates of share-based compensation expense can be significant to our financial statements, but this expense is based on option valuation models and will never result in the payment of cash by us. The guidance in FAS 123R and SAB 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.
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
     The Company’s expected volatility is a measure of the amount by which our stock price is expected to fluctuate. The estimated volatility for stock options and employee stock purchase rights are based on the historical volatility calculated using the daily stock price of our stock over a recent historical period equal to the expected term. The risk-free interest rate that we use in determining the fair value of our stock-based awards is based on the implied yield on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our stock-based awards.
     The expected life of employee stock options represents the calculation using the “simplified” method for “plain vanilla” options applied consistently to all “plain vanilla” options, consistent with the guidance in SAB 107. The Company expects to replace the “simplified” method with the historical data method for the valuation of shares granted after December 31, 2007, as more detailed information becomes readily available to the Company, consistent with the guidance in SAB 107. The weighted average expected life of employee stock options granted during the six months ended September 29, 2006 derived from the “simplified” method was 6.0 years. The expected term or life of employee stock purchase rights issued represents the expected period of time from the date of grant to the estimated date that the stock purchase right under our Employee Stock Purchase Plan would be fully exercised.
Review of Stock Option Grant Procedures
     In August 2006 we commenced and completed a voluntary internal investigation, assisted by our outside legal counsel, of our historical stock option granting practices, stock option documentation and related accounting during the period from our initial public offering in December 1996 through June 30, 2006. At the conclusion of our investigation, our outside legal counsel and the Company determined that there was no evidence of a pattern of intentionally misdating stock option grants to achieve an accounting result, or that any officer, director, or senior executive at the Company willfully or knowingly engaged in stock options misdating, or had knowledge of others doing so.
     During the investigation we identified certain accounting errors associated with stock options granted primarily to certain non-executive new hire employees during the ten-year period from December 1996 to June 30, 2006. Based on the results of the investigation, we identified that certain stock options to non-executive new hires had incorrectly been accounted for using an accounting measurement date prior to the date that the new hires commenced employment. We concluded, with the concurrence of the Audit Committee, that the financial impact of these errors was not material to our consolidated financial statements for any annual period in which the errors related. In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29, we recorded a cumulative adjustment to compensation expense in the first quarter of fiscal year 2007 of $703,000, net of tax, because the effect of the correcting adjustment is not material to our expected fiscal 2007 net income. This non-cash compensation expense will have no impact on future periods. There is no impact on revenue or net cash provided by operating activities as a result of recording the compensation expense.

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
     The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended September 29, 2006 and September 30, 2005, we recorded charges of approximately $319,000 and $1.4 million, respectively, related to loss contracts. During the six months ended September 29, 2006 and September 30, 2005, we recorded charges of approximately $1.4 million and $3.3 million, respectively, related to loss contracts.
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
     The Company believes it has established appropriate systems and processes to enable it to reasonably estimate future cost on its programs through regular quarterly evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, the Company has not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis. However, a significant change in future cost estimates on one or more programs could have a material effect on the Company’s results of operations. For example, a one percent variance in our future cost estimates on open fixed-price contracts as of September 29, 2006 would change our pre-tax income by approximately $357,000.
     The Company also has contracts and purchase orders where revenue is recorded on delivery of products in accordance with SAB 104, “Staff Accounting Bulletin No. 104 Revenue Recognition.” In this situation, contracts and customer purchase orders are used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment, and assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.
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
Allowance for doubtful accounts
     We make estimates of the collectibility of our accounts receivable based on historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a significant portion of our sales has been to the U.S. government. More recently, commercial customers comprise a larger part of our revenues. Our accounts receivables balance was $163.9 million, net of allowance for doubtful accounts of $401,000 as of September 29, 2006 and our accounts receivables balance was $144.7 million, net of allowance for doubtful accounts of $265,000 as of March 31, 2006.
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
Derivatives
     We enter into foreign currency forward and option contracts to hedge certain forecasted foreign currency transactions. Gains and losses arising from foreign currency forward and option contracts not designated as hedging instruments are recorded in investment income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as unrealized gains (losses) on derivative instruments and accrued liabilities until the underlying transaction affects our earnings and are then recorded in the same income statement line as the underlying transaction. We had no foreign currency forward contracts outstanding at September 29, 2006. We had $6.0 million of notional value of foreign currency forward contracts outstanding at September 30, 2005.
Self-Insurance Liabilities
      We self-insure a portion of the exposure for losses related to workers’ compensation costs and employee medical benefits. Accounting for workers’ compensation expense and employee medical benefits require the use of estimates and assumptions regarding numerous factors, including ultimate severity of injuries, the timeliness of reporting injuries, and health care cost increases. We insure for workers’ compensation and employee medical benefit liabilities under a large deductible program where losses are incurred up to certain specific and aggregate amounts. Accruals for claims under this self-insurance program are recorded as claims are incurred. We estimate our liability for claims incurred but not paid, including claims incurred but not recorded, based on the total incurred claims and paid claims, adjusted for ultimate losses as determined by our insurance carrier. We evaluate the estimated liability on a continuing basis and adjust accordingly. To date, workers’ compensation expense and employee medical benefits expense have been within the range of managements’ expectations.

Results of Operations
     The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Three months ended		Six months ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	74.1	75.1	75.2	75.4
Selling, general and administrative	12.8	12.8	12.5	12.8
Independent research and development	3.6	3.4	3.7	3.4
Amortization of intangible assets	2.0	1.4	1.8	1.5
Income from operations	7.5	7.3	6.8	6.9
Income before income taxes	7.6	7.2	7.0	6.9
Net income	5.0	5.7	4.6	5.5
     The results of operations for the six-month period ended September 30, 2005 include a benefit to Cost of revenues related to a legal settlement with Xetron Corporation of $2.7 million.
Three Months Ended September 29, 2006 vs. Three Months Ended September 30, 2005
Revenues

	Three months ended		Dollar	Percentage
	September 29,	September 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Revenues	$131.5	$104.1	$27.4	26.3%
     The increase in revenues was due to our higher beginning backlog of $374.9 million, quarterly customer awards of $141.4 million and the conversion of certain backlog and awards into revenues. Revenue increases were experienced in both our government, $20.5 million, and commercial segments, $4.6 million. The revenue increase in the government segment was predominantly derived from increased revenues of approximately $15.5 million for next generation MIDS products, $1.5 million in certain information assurance products and $2.5 million from the recently acquired Enerdyne business. The revenue increase in the commercial segment was predominately derived from the increased sales of consumer broadband products of approximately $8.7 million and $3.2 million in revenues from the Efficient Channel Coding business, offset by a decrease of approximately $2.5 million from our enterprise VSAT products and $2.4 million from our Antenna Systems products.
Cost of Revenues

	Three months ended		Dollar	Percentage
	September 29,	September 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Cost of revenues	$97.4	$78.2	$19.3	24.7%
Percentage of revenues	74.1%	75.1%
     The increase in quarterly cost of revenues from $78.2 million to $97.4 million is primarily due to the Company’s increased revenues. Accordingly, the Company’s gross profit increase from $26.0 million to $34.1 million reflected increases due to revenue growth in addition to improved product margin mix from the Company’s consumer broadband products, which yielded margin improvements of approximately 5.2 percentage points from the same quarter last year. The $8.1 million in gross profit increases included approximately $161,000 in stock based compensation charges recorded in the second quarter of fiscal 2007. Gross profit may fluctuate in future quarters depending on the mix of products sold and services provided, competition, new product introduction costs and other factors.

     Selling, General and Administrative Expenses

	Three months ended		Dollar	Percentage
	September 29,	September 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Selling, general and administrative	$16.8	$13.3	$3.5	26.0%
Percentage of revenues	12.8%	12.8%
     The increase in selling, general and administrative (SG&A) expenses in the second quarter of 2007 compared to the second quarter of 2006 was primarily attributable to higher selling and personnel costs to support our growth of approximately $3.0 million and $331,000 in stock based compensation expense recorded in the second quarter of fiscal 2007. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.
     Independent Research and Development

	Three months ended		Dollar	Percentage
	September 29,	September 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Independent research and development	$4.8	$3.6	$1.3	35.8%
Percentage of revenues	3.6%	3.4%
     The increase in independent research and development (IR&D) expenses reflects year over year increases primarily in the government segment of approximately $800,000, due to planned development efforts in future data link, mobile communication and information assurance products. The commercial segment contributed $500,000 in IR&D increase, due to planned efforts related to next generation VSAT equipment. The higher IR&D expenses reflect our recognition of certain opportunities in these markets and the need to invest in the development of new technologies to meet these opportunities.
     Amortization of Intangible Assets The intangible assets from acquisitions completed in fiscal years 2001, 2002, 2006 and 2007 are being amortized over useful lives ranging from eight months to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized.
     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the six months ended September 29, 2006	$4,681

Expected for the remainder of fiscal year 2007	4,521
Expected for fiscal year 2008	6,610
Expected for fiscal year 2009	5,862
Expected for fiscal year 2010	2,638
Expected for fiscal year 2011	2,147
Thereafter	4,094

$25,872

     Interest Income Interest income increased to $423,000 for the three months ended September 29, 2006 from $2,000 for the three months ended September 30, 2005 due to higher average invested cash balances year over year and higher interest rates.
     Interest Expense Interest expense was $200,000 for the three months ended September 29, 2006 and $28,000 for the three months ended September 30, 2005. We had no outstanding borrowings under our line of credit at September 29, 2006 or September 30, 2005.
     Provision for Income Taxes Our effective tax rate for the three months ended September 29, 2006 was approximately 34.6%, which is approximately equal to the 35.0% estimated annual effective tax rate for the fiscal year ending March 30, 2007, compared to a 21.6% tax rate for the three months ended September 30, 2005. Our estimated effective tax rate of approximately 35.0% for fiscal year 2007 reflects the expiration of the federal research and development tax credit at December 31, 2005. If the federal research and development tax credit is reinstated, we will have a lower effective tax rate and the amount of the tax rate reduction will depend on the effective date, the terms of the reinstatement as well as the amount of eligible research and development expenses in the reinstated period.

Our Segment Results for the Three Months Ended September 29, 2006 vs. Three Months Ended September 30, 2005
Government Segment
     Revenues

	Three months ended		Dollar	Percentage
	September 29,	September 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Revenues	$70.0	$49.5	$20.5	41.5%
     The government segment received awards of $68.2 million for the second quarter of fiscal year 2007 compared to $58.7 million for the second quarter of fiscal year 2006. Revenue increase was predominantly derived from increased revenues of approximately $15.5 million for next generation MIDS products, $1.5 million in certain information assurance products and $2.5 million from the recently acquired Enerdyne business.
     Segment Operating Profit

	Three months ended		Dollar	Percentage
	September 29,	September 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Operating profit	$12.4	$9.4	$3.0	32.3%
Percentage of government segment revenues	17.7%	19.0%
     The increase in government segment operating profit was primarily related to higher revenues and gross margins dollars partially offset by higher selling and administration costs of $1.6 million and IR&D of $800,000.
Commercial Segment
     Revenues

	Three months ended		Dollar	Percentage
	September 29,	September 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Satellite Networks
Revenues	$51.7	$44.8	$6.9	15.5%
Antenna Systems
Revenues	$9.8	$12.1	$(2.3)	(19.2)%
Total Commercial Segment
Revenues	$61.5	$56.9	$4.6	8.1%
     The increase in commercial segment revenues reflects higher sales in the Satellite Networks product lines. The majority of the increase was attributable to sales growth from consumer broadband products of approximately $8.7 million, offset by a decrease of approximately $2.5 million from our enterprise VSAT products and approximately $2.4 million from our Antenna Systems products.
     Segment Operating Profit

			Dollar	Percentage
	Three months ended		Increase	Increase
(In millions, except percentages)	September 29, 2006	September 30, 2005	(Decrease)	(Decrease)
Satellite Networks
Satellite Networks operating profit (loss)	$0.2	$(0.2)	$0.5	202.9%
Percentage of Satellite Network revenues	0.5%	(0.5)%
Antenna Systems
Antenna Systems operating (loss) profit	$(0.2)	$1.5	$(1.7)	(114.4)%
Percentage of Antenna Systems revenues	(2.2)%	12.2%
Total Commercial Segment
Segment operating profit	$0.0	$1.2	$(1.2)	(97.2)%
Percentage of commercial segment revenues	0.1%	2.2%

     The decrease in commercial segment operating profit is primarily due to decrease revenues and gross margin percentages from our Antenna Systems products offset by higher revenues of $8.7 million and related gross margins in our consumer broadband products in the Satellite Networks product group. Additionally the segment had increased IR&D expenses of approximately $500,000, primarily for planned development efforts related to next generation VSAT equipment.
Six Months Ended September 29, 2006 vs. Six Months Ended September 30, 2005
     Revenues

	Six months ended		Dollar	Percentage
	September 29,	September 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Revenues	$260.2	$204.1	$56.1	27.5%
     The increase in revenues was due to our beginning backlog of $361.9 million and customer awards of $275.3 million for the first six months of our fiscal year 2007 and the conversion of certain backlog and awards into revenues. Revenue growth was experienced in both our government and commercial segments. Growth primarily derived from our tactical data link products contributing $12.4 million, certain information assurance products increasing approximately $8.0 million, increases from consumer broadband products of approximately $21.2 million, offset by decreases in certain mobile broadband communication products of approximately $4.4 million from the prior year. In addition, the recently acquired Efficient Channel Coding and Enerdyne business contributed $9.3 million to revenue increase in first six months of fiscal year 2007 when compared to first six months of fiscal year 2006.
     Cost of Revenues

	Six months ended		Dollar	Percentage
	September 29,	September 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Cost of revenues	$195.6	$153.9	$41.7	27.1%
Percentage of revenues	75.2%	75.4%
     The increase in cost of revenues from $153.9 million to $195.6 million is primarily due to the Company’s increased revenues. Accordingly, the Company’s gross profit increase from $50.2 million to $64.6 million reflected increases due to revenue growth in addition to improved product margin mix from the Company’s consumer broadband products, which yielded margin improvements of approximately 12.3 percentage points compared to the same period last year. In addition, the recently acquired Efficient Channel Coding and Enerdyne business added approximately 2.7 percentage points to overall gross margin performance year to date. The $14.4 million in gross profit increases included approximately $1.1 million in stock based compensation charges recorded in the first six months of fiscal 2007. Gross profit may fluctuate in future quarters depending on the mix of products sold and services provided, competition, new product introduction costs and other factors.
     Selling, General and Administrative Expenses

	Six months ended		Dollar	Percentage
	September 29,	September 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Selling, general and administrative	$32.6	$26.2	$6.5	24.7%
Percentage of revenues	12.5%	12.8%
     The increase in SG&A expenses for the first six months of fiscal 2007 compared to the first six months of 2006 is primarily attributable to higher selling and personnel costs to support our growth and acquisitions of approximately $5.6 million and approximately $787,000 in stock based compensation expense recorded in the first six months of fiscal 2007. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

     Independent Research and Development

	Six months ended		Dollar	Percentage
	September 29,	September 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Independent research and development	$9.6	$6.9	$2.8	40.3%
Percentage of revenues	3.7%	3.4%
     The increase in IR&D expenses reflects year over year increases in the government segment of $934,000 and the commercial segment of $1.8 million. The higher IR&D expenses reflect our recognition of certain opportunities in these markets and the need to invest in the development of new technologies to meet these opportunities.
          Amortization of Intangible Assets The intangible assets from acquisitions completed in fiscal years 2001, 2002, 2006 and 2007 are being amortized over useful lives ranging from eight months to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized.
     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the six months ended September 29, 2006	$4,681

Expected for the remainder of fiscal year 2007	4,521
Expected for fiscal year 2008	6,610
Expected for fiscal year 2009	5,862
Expected for fiscal year 2010	2,638
Expected for fiscal year 2011	2,147
Thereafter	4,094

$25,872

     Interest Income Interest income increased to $749,000 for the six months ended September 29, 2006 from $4,000 for the six months ended September 30, 2005 due to higher average invested cash balances year over year and higher interest rates.
     Interest Expense Interest expense increased to $291,000 for the six months ended September 29, 2006 from $179,000 for the six months ended September 30, 2005. We had no outstanding borrowings under our line of credit at September 29, 2006 or September 30, 2005.
     Provision for Income Taxes Our effective tax rate for the six months ended September 29, 2006 was approximately 34.0% compared to 20.7% for the six months ended September 30, 2005. We currently estimate our annual effective income tax rate to be approximately 35.0% for fiscal year 2007, which reflects the expiration of the federal research and development tax credit at December 31, 2005. If the federal research and development tax credit is reinstated, we will have a lower effective tax rate, and the amount of the reduction in our tax rate will depend on the effective date, the terms of the reinstatement as well as the amount of eligible research and development expenses in the reinstated period.
Our Segment Results for the Six Months Ended September 29, 2006 vs. Six Months Ended September 30, 2005 Government Segment
     Revenues

	Six months ended		Dollar	Percentage
	September 29,	September 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Revenues	$134.6	$103.0	$31.6	30.7%
     The government segment received awards of $151.1 million for the first six months of fiscal year 2007 compared to $140.1 million for the first six months of fiscal year 2006. The conversion of certain backlog and orders to revenue contributed to revenue growth. Increased revenues were primarily attributed to the following products: $12.4 million for tactical data links, principally our MIDS units, $11.4 million for certain information assurance systems and networking products and $3.7 million from certain simulation and test equipment product. In addition, the acquisition of Enerdyne contributed $2.9 million to revenue increase.
     Segment Operating Profit

	Six months ended		Dollar	Percentage
	September 29,	September 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Operating profit	$24.2	$19.7	$4.6	23.2%
Percentage of government segment revenues	18.0%	19.1%
     The increase in government segment operating profit dollars was primarily related to the increased revenues period over period. The segment experienced increases of $1.1 million in gross profits derived from small increases across various product including tactical data links, $5.6 million in improved gross profit in certain information assurance systems, and approximately $1.5 million in additional gross profit from the recently acquired Enerdyne business. These increases were partially offset by higher selling and administrative costs of $2.4 million and independent research and development expenses of $934,000.
Commercial Segment
     Revenues

	Six months ended		Dollar	Percentage
	September 29,	September 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Satellite Networks
Revenues	$104.8	$81.8	$23.0	28.2%
Antenna Systems
Revenues	$20.8	$22.7	$(1.9)	(8.3)%
Total Commercial Segment
Revenues	$125.6	$104.4	$21.2	20.3%
     The increase in revenues reflects improved competitive positioning across all our commercial products, more favorable market conditions in the commercial telecommunications market for our VSAT network products and further development of our in-flight and consumer satellite broadband internet systems. Revenue increases were primarily attributable to increases from consumer broadband products of approximately $21.2 million, offset by a decrease in our mobile broadband communication products of approximately $4.4 million for the first six months of fiscal year 2007 over the first six months of fiscal year 2006. In addition, the recently acquired Efficient Channel Coding business contributed $6.4 million to the revenue increase in first six months of fiscal year 2007 when compared to first six months of fiscal year 2006.
     Segment Operating Profit

	Six months ended		Dollar	Percentage
	September 30,	September 29,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Satellite Networks
Satellite Networks operating profit (loss)	$(1.4)	$(3.3)	$2.0	58.9%
Percentage of Satellite Network revenues	(1.3)%	(4.1)%
Antenna Systems
Antenna Systems operating profit	$(0.6)	$2.5	$(3.0)	123.1%
Percentage of Antenna Systems revenues	(2.7)%	10.8%
Total Commercial Segment

Segment operating profit (loss)	$(1.9)	$(0.9)	$(1.0)	(117.1)%
Percentage of commercial segment revenues	(1.5)%	(0.9)%

     The decrease in commercial segment operating profit dollars was primarily attributed to increases in research and development expenses of $1.8 million, decrease in Antenna Systems operating margin of $3.0 million, primarily due to decreased revenues of our Antenna Systems products, offset by gross margins increases from our consumer broadband products due to growth in gross margins percentage of approximately 12.3 points.
Backlog
     As reflected in the table below, both funded and total firm backlog increased during the first six months of fiscal year 2007 with the increase coming from our government segment.

	September 29, 2006	March 31, 2006
	(in millions)
Firm backlog
Government segment	$205.4	$183.7
Commercial segment	189.8	191.2

Total	$395.2	$374.9

Funded backlog
Government segment	$149.4	$132.9
Commercial segment	189.9	190.7

Total	$339.3	$323.6

Contract options	$37.0	$13.8

     The firm backlog does not include contract options. Of the $395.2 million in firm backlog, approximately $174.1 million is expected to be delivered during the remaining six months of fiscal year 2007, and the balance is expected to be delivered in fiscal year 2008 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.
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
     Cash provided by operating activities for the first six months of fiscal year 2007 was $13.5 million as compared to $19.1 million for the first six months of fiscal year 2006. The decrease in cash provided by operating activities was primarily attributable to the

$15.0 million in additional cash outlays to fund changes in other operating assets and liabilities offset by slight increase in net income and the increase in non-cash add-backs of $8.6 million. Billed accounts receivable increased from year end due to increased shipments in both our government and commercial segments and the achievement of program milestones. Unbilled accounts receivable increased mostly due to increases in our tactical data links and information assurance programs partially offset by continued reduction in consumer broadband programs.
     Cash used in investing activities for the first six months of fiscal year 2007 was $8.2 million as compared to cash used in investing activities for the first six months of fiscal year 2006 of $7.8 million. The increase in cash used in investing activities primarily relates to capital increases from facility expansion projects and production test equipment to support our growth.
     Cash provided by financing activities for the first six months of fiscal year 2007 was $5.1 million as compared to cash provided by financing activities for the first six months of fiscal year 2006 of $2.2 million. The majority of the activity for both years is due to cash received from the exercise of employee stock options, and stock purchases through our stock purchase plan. The six months ended September 29, 2006 also includes $550,000 in cash inflows related to the incremental tax benefit from stock option exercises.
     At September 29, 2006, we had $47.4 million in cash, cash equivalents and short-term investments, $171.1 million in working capital and no outstanding borrowings under our line of credit. We had $4.3 million outstanding under standby letters of credit leaving borrowing availability under our line of credit of $55.7 million. At March 31, 2006, we had $36.9 million in cash and cash equivalents and short-term investments, $152.9 million in working capital and no outstanding borrowings under our line of credit.
     On January 31, 2005, we entered into a three-year, $60 million revolving credit facility (the “Facility”) with Union Bank of California, Comerica Bank and Wachovia Bank.
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
     The Facility contains financial covenants that set a minimum EBITDA limit for the twelve-month period ending on the last day of any fiscal quarter at $30 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00. We were in compliance with our loan covenants at September 29, 2006.
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
     An additional $8.7 million in consideration is payable in cash and/or stock at the Company’s option based on Enerdyne achieving certain earnings performance in any fiscal year up to and including the Company’s 2010 fiscal year (as well as projected earnings performance for the one-year period thereafter) which will be recorded as additional purchase price. No portion of the earn-out is guaranteed. The additional consideration, if earned, is payable in cash and/or shares of the Company’s common stock after the fiscal year in which Enerdyne achieves the specified earnings performance.
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

Contractual Obligations
     The following table sets forth a summary of our obligations under operating leases, irrevocable letters of credit, purchase commitments and other long-term liabilities for the periods indicated (in thousands):

		For the remainder of	For the fiscal years
	Total	fiscal year 2007	2008-2009	2010-2011	After 2011
Operating leases	$87,090	$4,777	$18,151	$18,431	$45,731
Standby letters of credit	4,269	556	1,360	2,353	—
Purchase commitments	118,150	64,419	53,371	360	—

Total	$209,509	$69,752	$72,882	$21,144	$45,731

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
     In September 2006, the SEC released Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. We are currently evaluating the impact of adopting SAB 108 on our financial statements.
     In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.
     In September 2006, the FASB issued Statement No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. We do not believe that SFAS 158 will have any effect on our results of operations or financial position, as we do not currently have any defined benefit pension or other post-retirement plans.
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements at September 29, 2006 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or fully disclosed in the notes to our financial statements included in this filing or in our 2006 Annual Report on Form 10-K.

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
     As of September 29, 2006, there were no foreign currency exchange contracts outstanding. The fair value of our foreign currency forward contracts was a liability of $294,000 at September 30, 2005, and we had $6.0 million of notional value of foreign currency forward contracts outstanding at September 30, 2005.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the Securities and Exchange Commission’s rules and forms. We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 29, 2006, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 29, 2006.
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
Item 1A. Risk Factors
     There are no material changes to the Risk Factors described under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

Item 6. Exhibits

10.1	Third Amended and Restated 1996 Equity Participation Plan of ViaSat, Inc. (incorporated by reference to Exhibit 99.1 of ViaSat’s Form 8-K filed on October 10, 2006).

10.2	Form of Restricted Stock Unit Award Agreement under the Third Amended and Restated 1996 Equity Participation Plan of ViaSat, Inc. (for grants to employees) (incorporated by reference to Exhibit 10.1 of ViaSat’s Form 8-K filed on October 16, 2006).

10.3	Form of Restricted Stock Unit Award Agreement under the Third Amended and Restated 1996 Equity Participation Plan of ViaSat, Inc. (for grants to executive officers) (incorporated by reference to Exhibit 10.2 of ViaSat’s Form 8-K filed on October 16, 2006).

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIASAT, INC.

November 7, 2006	/s/ Mark D. Dankberg Mark D. Dankberg
Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

/s/ Ronald G. Wangerin

Ronald G. Wangerin
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)