Form 10-Q
period 2006-12-29
VIASAT INC
filed 2007-02-07
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 29, 2006.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of February 5, 2007 was 28,973,641.

VIASAT, INC.
INDEX

PART I Financial Information
Item 1. Financial Statements
VIASAT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	December 29,	March 31,
	2006	2006
Assets
Current assets:
Cash and cash equivalents	$76,619	$36,723
Short-term investments	164	164
Accounts receivable, net	154,915	144,715
Inventories	50,813	49,883
Deferred income taxes	7,008	7,008
Prepaid expenses and other current assets	10,331	5,960

Total current assets	299,850	244,453
Goodwill	48,855	28,133
Other intangible assets, net	23,351	23,983
Property and equipment, net	48,597	46,211
Other assets	22,071	22,289

Total assets	$442,724	$365,069

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,517	$50,577
Accrued liabilities	60,828	40,969
Payable to former shareholders of acquired business	9,000	—

Total current liabilities	114,345	91,546
Other liabilities	11,185	9,389

Total liabilities	125,530	100,935

Commitments and contingencies (Note 8)
Minority interest in consolidated subsidiary	977	836
Stockholders’ equity:
Common stock	3	3
Paid in capital	208,703	177,680
Retained earnings	107,393	85,803
Accumulated other comprehensive income (loss)	118	(188)

Total stockholders’ equity	316,217	263,298

Total liabilities and stockholders’ equity	$442,724	$365,069

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	December 29,	December 30,	December 29,	December 30,
	2006	2005	2006	2005
Revenues	$124,336	$111,608	$384,538	$315,697
Operating expenses:
Cost of revenues	90,383	83,685	285,942	237,560
Selling, general and administrative	17,692	14,724	50,326	40,897
Independent research and development	5,557	3,528	15,181	10,389
Amortization of intangible assets	2,521	1,694	7,202	4,718

Income from operations	8,183	7,977	25,887	22,133
Other income (expense):
Interest income	553	161	1,302	168
Interest expense	(92)	(56)	(383)	(238)

Income before income taxes	8,644	8,082	26,806	22,063
(Benefit) Provision for income taxes	(1,095)	1,442	5,076	4,337
Minority interest in net earnings (loss) of subsidiary, net of tax	49	12	140	(31)

Net income	$9,690	$6,628	$21,590	$17,757
Basic net income per share	$.34	$.24	$.76	$.66
Diluted net income per share	$.31	$.23	$.71	$.62
Shares used in basic net income per share computation	28,687	27,170	28,352	27,019
Shares used in diluted net income per share computation	30,773	29,177	30,422	28,641
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine months ended
	December 29,	December 30,
	2006	2005
Cash flows from operating activities:
Net income	$21,590	$17,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,457	8,359
Amortization of intangible assets and capitalized software	9,702	7,262
Deferred income taxes	(3,593)	(1,405)
Incremental tax benefits from stock options exercised	(1,202)	—
Non-cash stock-based compensation	3,603	41
Other non-cash adjustments	891	272
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of the effects of the acquisition:
Accounts receivable, net	(6,252)	(15,255)
Inventories	445	(3,013)
Other assets	(5,853)	4,051
Accounts payable	(7,409)	3,458
Accrued liabilities	18,439	6,124
Other liabilities	1,518	2,311

Net cash provided by operating activities	42,336	29,962
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(281)	(15,994)
Purchase of short-term investments	—	(1)
Purchases of property and equipment	(12,062)	(12,612)

Net cash used in investing activities	(12,343)	(28,607)
Cash flows from financing activities:
Proceeds from line of credit	—	3,000
Payments on line of credit	—	(3,000)
Proceeds from issuance of common stock, net of issuance costs	8,509	6,289
Incremental tax benefits from stock options exercised	1,202	—

Net cash provided by financing activities	9,711	6,289
Effect of exchange rate changes on cash	192	(148)

Net increase in cash and cash equivalents	39,896	7,496
Cash and cash equivalents at beginning of period	36,723	14,579

Cash and cash equivalents at end of period	$76,619	$22,075

Non-cash investing and financing activities:
Issuance of stock in connection with acquisition (see Note 12)	$16,350	$525
Payable to former shareholders of acquired business (see Note 1)	$9,000	$—
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share data)

					Accumulated
	Common Stock				Other
	Number of		Paid in	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total	Income
Balance at March 31, 2006	27,594,549	$3	$177,680	$85,803	$(188)	$263,298
Exercise of stock options	436,135	—	6,180	—	—	6,180
Tax benefit from exercise of stock options	—	—	2,561	—	—	2,561
Issuance of stock under Employee Stock Purchase Plan	106,344	—	2,329	—	—	2,329
Share—based compensation expense	—	—	3,603	—	—	3,603
Value of stock issued in connection with acquisition of a business	724,231	—	16,350	—	—	16,350
Net income	—	—	—	21,590	—	21,590	$21,590
Hedging transactions, net of tax	—	—	—	—	187	187	187
Foreign currency translation, net of tax	—	—	—	—	119	119	119

Comprehensive income	—	—	—	—	—	—	$21,896

Balance at December 29, 2006	28,861,259	$3	$208,703	$107,393	$118	$316,217

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Basis of Presentation
     The accompanying condensed consolidated balance sheet at December 29, 2006, the condensed consolidated statements of operations for the three and nine months ended December 29, 2006 and December 30, 2005, the condensed consolidated statements of cash flows for the nine months ended December 29, 2006 and December 30, 2005, and the condensed consolidated statement of stockholders’ equity for the nine months ended December 29, 2006 have been prepared by the management of ViaSat, Inc. (the “Company”), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended March 31, 2006 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2006 included in our 2006 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed balance sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
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

Payable to Former Shareholders of Acquired Business
     On May 23, 2006, in relation to the Company’s Efficient Channel Coding, Inc. (ECC) acquisition and as additional consideration, the Company agreed to pay the maximum earn-out amount to the former ECC stockholders in the amount of $9.0 million which has been accrued as of December 29, 2006. The $9.0 million will be paid in cash or stock, at the Company’s option, in May 2007. The additional purchase price consideration of $9.0 million was recorded as additional goodwill in the Satellite Networks segment in the first quarter of fiscal year 2007.
Assets Held-for-Sale
     In January 2006, the Company purchased approximately 10 acres of land adjacent to a leased facility for approximately $3.1 million. During the first quarter of fiscal year 2007, the Company signed a property listing agreement with the intention to sell the property over the next few months. As of December 29, 2006, we reported the property in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” as an asset held-for-sale at the lower of carrying value or fair value, less estimated costs to sell, which is estimated to be $3.1 million.
Self-Insurance Liabilities
     In the first quarter of fiscal 2007, the Company adopted a self-insurance plan to retain a portion of the exposure for losses related to employee medical benefits. The Company also has a self-insurance plan for a portion of the exposure for losses related to workers’ compensation costs. The self-insured policies provide for both specific and aggregate stop-loss limits. We utilize internal actuarial methods, as well as an independent third-party actuary for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods along with currently available information and insurance industry statistics, the Company recorded self-insurance liabilities as of December 29, 2006 and March 31, 2006 of $1.0 million and $75,000, respectively. Our estimate which is subject to inherent variability, based on average claims experience in our industry and our own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as current in accordance with the estimated timing of the projected payments.
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
     On December 29, 2006, the Company had one principal equity compensation plan and employee stock purchase plan described below. The compensation cost that has been charged against income for the equity plan under FAS 123R was $1.4 million and $1.9 million and for the stock purchase plan it was $171,000 and $585,000 for the three and nine months ended December 29, 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $543,000 and $716,000 for the three and nine months ended December 29, 2006, respectively. There was no compensation cost capitalized as part of inventory and fixed assets for the three and nine months ended December 29, 2006, respectively, as the amounts were not significant.
     The 1996 Equity Participation Plan of ViaSat, Inc., as amended on October 4, 2006 (the “Plan”), which is stockholder-approved, permits the grant of stock options, stock appreciation rights, restricted stock and other awards to its employees for up to 10,600,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders. Shares of the Company’s common stock granted under the Plan in the form of stock options or stock appreciation right are counted against the Plan share reserve on a one for one basis. Shares of the Company’s common stock granted under the Plan as an award other than as an option or as a stock appreciation right with a per share purchase price lower than 100% of fair market value on the date of grant are counted against the Plan share reserve as two shares for each share of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three to five years of continuous service and have terms from six to ten years. Restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date. As of December 29, 2006, the Company had granted options, net of cancellations, and restricted stock units, net of cancellations, to purchase 7,837,121 and 390,516 shares of common stock, respectively, under the Plan.
     The ViaSat, Inc. Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) assists employees in acquiring a stock ownership interest in the Company and encourages them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. The maximum number of shares reserved for issuance under this plan is 1,500,000 shares. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of December 29, 2006, the Company had issued 1,098,582 shares of common stock under this plan.
     As of December 29, 2006, there was total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan (including stock options and restricted stock units) and the Employee Stock Purchase Plan of $19.6 million and $0, respectively. These costs are expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the three and nine months ended December 29, 2006 was $1.4 million and $1.9 million, respectively.
     Cash received from option exercise under all share-based payment arrangements for the nine months ended December 29, 2006 was $8.5 million. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $2.6 million for the nine months ended December 29, 2006.
     Stock Options and Employee Stock Purchase Plan. The weighted-average estimated fair value of employee stock options granted and employee stock purchase plan shares issued during the nine months ended December 29, 2006 was $11.88 and $6.85 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions (annualized percentages) for the nine months ended December 29, 2006:

	Employee Stock	Employee Stock
	Options	Purchase Plan
Volatility	48.7%	38.0%
Risk-free interest rate	4.8%	5.3%
Dividend yield	0.0%	0.0%
Weighted average expected life	4.5 years	0.5 years

     The Company’s expected volatility is a measure of the amount by which our stock price is expected to fluctuate over the expected term of the stock based award. The estimated volatilities for stock options are based on the historical volatility calculated using the daily stock price of our stock over a recent historical period equal to the expected term. The risk-free interest rate that we use in determining the fair value of our stock-based awards is based on the implied yield on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our stock-based awards.
     The expected life of employee stock options represents the calculation using the simplified method consistent with the guidance in SAB 107. The Company expects to replace the simplified method with the historical data method for the valuation of shares granted after December 31, 2007, as more detailed information becomes readily available to the Company, consistent with the guidance in SAB 107. The weighted average expected life of employee stock options granted during the nine months ended December 29, 2006 derived from the simplified method was 4.3 years. The expected term or life of employee stock purchase rights issued represents the expected period of time from the date of grant to the estimated date that the stock purchase right under our Employee Stock Purchase Plan would be fully exercised.
     A summary of employee stock option activity for the nine months ended December 29, 2006 is presented below:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining	Aggregate Intrinsic
	Shares	per Share	Contractual Term	Value (in 000’s)
Outstanding at April 1, 2006	5,700,146	$16.70
Options granted	841,750	25.98
Options canceled	(46,912)	20.20
Options exercised	(436,135)	14.17

Outstanding at December 29, 2006	6,058,849	$18.14	5.41	$70,813

Vested and exercisable at December 29, 2006	5,134,764	$16.84	5.30	$66,733
     The total intrinsic value of stock options exercised during the nine months ended December 29, 2006 was $6.0 million.
     As share-based compensation expense recognized in the condensed consolidated statement of operations for the three and nine months ended December 29, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under FAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.
     Total estimated share-based compensation expense, related to the Company’s FAS 123R share-based awards, recognized for the three and nine months ended December 29, 2006 was comprised as follows:

	Three months	Nine months
	ended	ended
	December 29, 2006	December 29, 2006
	(In thousands,	(In thousands,
	except per share	except per share
	data)	data)
Cost of revenues	$423	$730
Selling, general and administrative	1,071	1,608
Independent research and development	57	104

Share-based compensation expense before taxes	1,551	2,442
Related income tax benefits	(543)	(716)

Share-based compensation expense, net of taxes	$1,008	$1,726

Net share-based compensation expense, per common share:
Basic	$0.04	$0.06

Diluted	$0.03	$0.06

     The Company recorded $1.2 million and $1.4 million in share-based compensation expense during the three and nine months ended December 29, 2006, respectively, related to share-based awards granted during fiscal 2007 (including stock options and restricted stock units). In addition, for the nine months ended December 29, 2006, the Company recorded incremental tax benefits from stock options exercised of $1.2 million which is classified as part of cash flows from financing activities in the condensed consolidated statements of cash flows.
     Restricted Stock Units. Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over four years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. Pre-vesting forfeitures were estimated to be approximately 8.6% per annum. Included in both the three and nine month periods ended December 29, 2006, the Company recognized $552,000 in share-based compensation cost related to these restricted stock unit awards. At December 29, 2006, there was $9.7 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of 2.3 years.
     The weighted average grant date fair value of restricted stock units granted during the nine months ended December 29, 2006 was $26.15 per unit. A summary of restricted stock unit activity for the nine months ended December 29, 2006 is presented below:

		Weighted Average
		Remaining
	Restricted Stock	Contractual Term in	Aggregate Intrinsic
	Units	Years	Value (in 000’s)
Outstanding at April 1, 2006	—
Awarded	392,018
Forfeited	(1,502)
Released	—

Outstanding at December 29, 2006	390,516	2.28	$11,641

Vested and deferred at December 29, 2006	—	—	—
     There were no restricted stock units released as of December 29, 2006, therefore, the total intrinsic value of released restricted stock units during the nine months ended December 29, 2006 was $0.
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
     For purposes of pro forma disclosures under FAS 123 for the three and nine months ended December 30, 2005, the estimated fair value of the share-based awards was assumed to be amortized to expense over the vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were as follows:

	Three months	Nine months
	ended	ended
	December 30,	December 30,
	2005	2005
Net income as reported	$6,628	$17,757
Stock based compensation included in net income, net of tax	41	41
Stock based employee compensation expense under fair value based method, net of tax	(2,197)	(6,995)

Pro forma net income	$4,472	$10,803
Basic earnings per share
As reported	$0.24	$0.66
Pro forma	$0.16	$0.40
Diluted earnings per share
As reported	$0.23	$0.62
Pro forma	$0.16	$0.38

     The weighted-average estimated fair value of employee stock options granted and employee stock purchase plan shares issued during the nine months ended December 30, 2005 was $13.37 and $5.28 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions (annualized percentages) for the nine months ended December 30, 2005:

		Employee
	Employee Stock	Stock
	Options	Purchase Plan
Expected life (in years)	5.9	0.5
Risk-free interest rate	4.0%	2.6%
Expected volatility	54.2%	37.0%
Expected dividend yield	0.0%	0.0%
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
     During the investigation we identified certain accounting errors associated with stock options granted primarily to certain non-executive new hire employees during the ten-year period from December 1996 to June 30, 2006. Based on the results of the investigation, we identified that certain stock options to non-executive new hires had incorrectly been accounted for using an accounting measurement date prior to the date that the new hires commenced employment. We concluded, with the concurrence of the Audit Committee, that the financial impact of these errors was not material to our consolidated financial statements for any annual period in which the errors related. In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29, we recorded a cumulative adjustment to compensation expense in the first quarter of fiscal year 2007 of $703,000, net of tax, because the effect of the correcting adjustment is not material to our expected fiscal 2007 net income. This non-cash compensation expense adjustment will have no impact on future periods. There is no impact on revenue or net cash provided by operating activities as a result of recording the compensation expense adjustment.
Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, which will be fiscal year 2008 for the Company. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.
     In September 2006, the SEC released Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. We are currently evaluating the impact of adopting SAB 108 in fiscal year 2007 on our financial statements.
     In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact of adopting SFAS 157 in fiscal year 2008 will have on our results of operations and financial position.

Note 2 — Revenue Recognition
     A substantial portion of the Company’s revenues are derived from long-term contracts requiring development and delivery of products over time and often contain fixed-price purchase options for additional products. Sales related to long-term contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract, the cost-to-cost method, or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three months ended December 29, 2006 and December 30, 2005, we recorded charges of approximately $1.1 million and $1.7 million, respectively, related to loss contracts. During the nine months ended December 29, 2006 and December 30, 2005, we recorded charges of approximately $2.4 million and $4.8 million, respectively, related to loss contracts.
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
     When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value in accordance with Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Multiple Element Revenue Arrangements” and recognized when the applicable revenue recognition criteria for each element are met. The amount of product and service revenue recognized is impacted by our judgments as to whether an arrangement includes multiple elements and, if so, what objective evidence of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish objective evidence for those elements could affect the timing of revenue recognition.
     Collections in excess of revenues represent cash collected from customers in advance of revenue recognition and are recorded as an accrued liability.
     Contract costs on U.S. government contracts, including indirect costs, are subject to audit and negotiations with U.S. government representatives. These audits have been completed and agreed upon through fiscal year 2002. Contract revenues and accounts receivable are stated at amounts which are expected to be realized upon final settlement.
Note 3 — Earnings Per Share
     Potential common stock of 2,085,677 and 2,007,423 shares for the three months ended December 29, 2006 and December 30, 2005, respectively, and 2,069,757 and 1,621,809 shares for the nine months ended December 29, 2006 and December 30, 2005, respectively, were included in the calculation of diluted earnings per share. Antidilutive shares excluded from the calculation were 810,974 and 199,270 shares for the three months ended December 29, 2006 and December 30, 2005, respectively, and 398,407 and 328,449 shares for the nine months ended December 29, 2006 and December 30, 2005, respectively. Potential common stock is primarily comprised of options granted under our equity compensation plans.

Note 4 — Composition of Certain Balance Sheet Captions (In thousands)

	December 29, 2006	March 31, 2006
Accounts receivable, net:
Billed	$81,915	$79,107
Unbilled	73,201	65,873
Allowance for doubtful accounts	(201)	(265)

	$154,915	$144,715

Inventories:
Raw materials	$12,314	$28,457
Work in process	21,247	9,862
Finished goods	17,252	11,564

	$50,813	$49,883

Prepaid expenses and other current assets:
Prepaid expenses	$6,610	$5,322
Other	3,721	638

	$10,331	$5,960

Other intangible assets, net:
Technology	$32,270	$29,670
Contracts and relationships	17,836	15,436
Non-compete agreement	8,370	7,950
Other intangibles	9,225	8,075

	67,701	61,131
Less accumulated amortization	(44,350)	(37,148)

	$23,351	$23,983

Property and equipment, net:
Machinery and equipment	$45,842	$47,704
Computer equipment and software	34,752	33,693
Furniture and fixtures	5,808	5,905
Leasehold improvements	9,705	7,617
Land held-for-sale	3,124	3,124
Construction in progress	6,240	5,808

	105,471	103,851
Less accumulated depreciation	(56,874)	(57,640)

	$48,597	$46,211

Other assets:
Capitalized software costs, net	$4,236	$6,963
Deferred income taxes	14,509	13,518
Other	3,326	1,808

	$22,071	$22,289

Accrued liabilities:
Current portion of warranty reserve	$5,177	$4,395
Accrued vacation	6,797	6,381
Accrued wages and performance compensation	10,618	7,841
Collections in excess of revenues	29,320	15,141
Other	8,916	7,211

	$60,828	$40,969

Other liabilities:
Long-term portion of warranty reserve	$4,991	$3,974
Long term portion of deferred rent	3,333	2,809
Deferred income taxes	1,764	1,764
Other	1,097	842

	$11,185	$9,389

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
     The intangible assets are amortized using the straight-line method over their estimated useful lives of eight months to ten years. The technology intangible asset has several components with estimated useful lives of five to nine years, contracts and relationships intangible asset has several components with estimated useful lives of three to ten years, non-compete agreements have useful lives of three to five years and other amortizable assets have several components with original estimated useful lives of eight months to ten years.
     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the nine months ended December 29, 2006	$7,202

Expected for the remainder of fiscal year 2007	2,000
Expected for fiscal year 2008	6,610
Expected for fiscal year 2009	5,862
Expected for fiscal year 2010	2,638
Expected for fiscal year 2011	2,147
Thereafter	4,094

$23,351

Note 6 — Notes Payable and Line of Credit
     On January 31, 2005, we entered into a three-year, $60 million revolving credit facility (the “Facility”) in the form of a Second Amended and Restated Revolving Loan Agreement with Union Bank of California, Comerica Bank and Wachovia Bank.
     Borrowings under the Facility are permitted up to a maximum amount of $60 million, including up to $15 million of letters of credit. Borrowings under the Facility bear interest, at the Company’s option, at either the lender’s prime rate or at LIBOR (London Interbank Offered Rate) plus, in each case, an applicable margin based on the ratio of the Company’s total funded debt to EBITDA (income from operations plus depreciation, amortization and non-cash stock-based compensation). The Facility is collateralized by substantially all of the Company’s personal property assets. At December 29, 2006, the Company had approximately $4.3 million outstanding under standby letters of credit leaving borrowing availability under our line of credit of $55.7 million.
     The Facility contains financial covenants that set a minimum EBITDA limit for the twelve-month period ending on the last day of any fiscal quarter at $30.0 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135.0 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00. We were in compliance with our loan covenants at December 29, 2006.
Note 7 — Product Warranty
     We provide limited warranties on most of our products for periods of up to five years. We record a liability for our warranty obligations when products are shipped based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failures that may occur. It is possible that our underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in our warranty accrual during the nine months ended December 29, 2006 and December 30, 2005 (in thousands).

	For the nine months ended
	December 29, 2006	December 30, 2005
Balance, beginning of period	$8,369	$7,179
Change in liability for warranties issued in period	5,207	3,610
Settlements made during the period	(3,408)	(2,435)

Balance, end of period	$10,168	$8,354

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
Note 9 — Derivatives
     During the three months ended December 29, 2006, the Company settled certain foreign exchange contracts recognizing a gain of $7,000 recorded as cost of revenues based on the nature of the underlying transaction. During the nine months ended December 29, 2006, the Company settled certain foreign exchange contracts recognizing a loss of $130,000 recorded as cost of revenues based on the nature of the underlying transaction. The Company also entered into foreign currency exchange contracts intended to reduce the foreign currency risk for amounts payable to vendors in Euros which has a maturity of less than six months. The fair value of the outstanding foreign currency contract was $4,000 and is recorded as an asset as of December 29, 2006. We had $513,000 of notional value of foreign currency forward contracts outstanding at December 29, 2006. We recorded a loss on foreign currency forward contracts for the three and nine months ended December 30, 2005 of $45,000 and $279,000, respectively, as a cost of revenues based on the nature of the underlying transaction.
Note 10 — Income Taxes
     We currently estimate our annual effective income tax rate to be approximately 25.6% for fiscal 2007, as compared to the actual 17.8% effective income tax rate in fiscal 2006. The income tax benefit of approximately 12.7% for the third quarter of fiscal 2007 is lower than the expected annual effective tax rate primarily due to the recording of research and development tax credits allowed for in the third quarter of fiscal 2007 by the Tax Relief and Health Care Act of 2006, enacted on December 20, 2006, extending the research and development tax credit from January 1, 2006 to December 31, 2007. In the first and second quarters of fiscal year 2007, our estimated annual effective income tax rate did not include the effect of the extension of the research and development tax credit, which results in a catch-up adjustment of approximately $2.0 million in this quarter. Also as a result of the extension of the research and development tax credit, approximately $1.3 million of research and development tax credit generated in the fourth quarter of fiscal 2006 was recognized as a discrete tax benefit in the quarter.
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
     Reporting segments are determined consistent with the way the chief operating decision maker evaluates financial information internally for making operating decisions and assessing performance. The following table summarizes revenues and operating profits by reporting segment for the three and nine months ended December 29, 2006 and December 30, 2005. Certain corporate general and administrative costs, amortization of intangible assets are not allocated to the segments and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit. Certain assets are not tracked by reporting segment. Depreciation expense is allocated to reporting segments as an overhead charge based on direct labor dollars within the reporting segments.

	Three months ended		Nine months ended
	December 29,	December 30,	December 29,	December 30,
(in thousands)	2006	2005	2006	2005
Revenues
Government	$67,334	$53,225	$201,948	$156,200
Commercial Satellite Networks	48,532	49,203	153,340	130,979
Antenna Systems	8,470	11,032	29,250	33,691

	57,002	60,235	182,590	164,670
Elimination of intersegment revenues	—	(1,852)	—	(5,173)

Total revenues	124,336	111,608	384,538	315,697
Operating profits (losses)
Government	8,568	12,036	32,812	31,716
Commercial
Satellite Networks	2,198	(1,957)	825	(5,300)
Antenna Systems	(41)	449	(607)	2,899

	2,157	(1,508)	218	(2,401)
Elimination of intersegment operating profits	—	(798)	—	(2,636)

Segment operating profit before corporate and amortization	10,725	9,730	33,030	26,679
Corporate	(21)	(59)	59	172
Amortization of intangible assets (1)	(2,521)	(1,694)	(7,202)	(4,718)

Income from operations	$8,183	$7,977	$25,887	$22,133

(1)	Amortization of intangibles for Satellite Networks was $1.7 million and $1.5 million for the three months ended December 29, 2006 and December 30, 2005, respectively. Amortization of intangibles for Satellite Networks was $5.3 million and $4.2 million for the nine months ended December 29, 2006 and December 30, 2005, respectively. Amortization of intangibles for Antenna Systems was $164,000 and $164,000 for the three months ended December 29, 2006 and December 30, 2005, respectively. Amortization of intangibles for Antenna Systems was $492,000 and $492,000 for the nine months ended December 29, 2006 and December 30, 2005, respectively. Amortization of intangibles for the government segment was $688,000 and $1.5 million for the three and nine months ended December 29, 2006, respectively. There was no amortization of intangibles for the government segment for the three and nine months ended December 30, 2005.

(in thousands)	December 29, 2006	March 31, 2006
Segment assets (2)
Government	$114,300	$77,269
Commercial
Satellite Networks	138,250	140,346
Antenna Systems	24,921	27,330

	163,171	167,676
Corporate assets	165,253	120,124

Total	$442,724	$365,069

(2)	Assets identifiable to segments include: accounts receivable, inventory, intangible assets and goodwill. At December 29, 2006, Satellite Networks had $33.6 million of goodwill and $16.7 million in net intangible assets, Antenna Systems had $3.6 million of goodwill and $1.5 million in net intangible assets, and the government segment had $11.7 million of goodwill and $5.1 million in net intangible assets. At March 31, 2006, Satellite Networks had $24.5 million of goodwill and $22.0 million in net intangible assets, and Antenna Systems had $3.6 million of goodwill and $2.0 million in net intangible assets. Government segment had no goodwill or intangible assets on March 31, 2006.
Revenue information by geographic area for the three and nine month periods ended December 29, 2006 and December 30, 2005 is as follows:

	Three months ended		Nine months ended
	December 29,	December 30,	December 29,	December 30,
(in thousands)	2006	2005	2006	2005
United States	$102,885	$90,005	$326,554	$256,554
Asia Pacific	3,316	7,575	14,818	22,211
Europe/Africa	8,919	9,141	27,047	20,082
North America other than United States	3,568	4,336	9,179	11,702
Latin America	5,648	551	6,940	5,148

	$124,336	$111,608	$384,538	$315,697

     We distinguish revenues from external customers by geographic areas based on customer location.
     The net book value of long-lived assets located outside the United States was $301,000 at December 29, 2006 and $341,000 at March 31, 2006.
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
     We have been increasing our focus in recent years on offering satellite based communications products and systems solutions to address commercial market needs. In pursuing this strategy, we have acquired four strategic satellite communication equipment providers: (1) the satellite networks business of Scientific-Atlanta in fiscal year 2001; (2) Comsat Laboratories products business from Lockheed Martin in fiscal year 2002; (3) US Monolithics, LLC in fiscal year 2002; and (4) Efficient Channel Coding, Inc. (ECC) in fiscal year 2006. Our commercial business accounted for approximately 46% and 54% of our revenues in the three months ended December 29, 2006 and December 30, 2005, respectively, 47% and 52% of our revenues in the nine months ended December 29, 2006 and December 30, 2005, respectively, and 53% and 51% of our revenues in fiscal years 2006 and 2005, respectively. To date, our principal commercial offerings include Very Small Aperture Terminals (VSATs), broadband internet equipment over satellite, network control systems, network integration services, network operation services, gateway infrastructure, antenna systems and other satellite ground stations. In addition, based on our advanced satellite technology and systems integration experience, we have won several important projects in the three key broadband markets: enterprise, consumer and in-flight mobile applications.
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
     There are a number of large new business opportunities we are pursuing in fiscal year 2007. In the government segment, the opportunities include domestic and international MIDS orders, new JTRS contracts, additional funding for current information assurance projects, new information assurance contracts using our HAIPIS technology, and orders for our new KG-250 network encryptor product. In our commercial segment, the opportunities include new production orders for consumer and mobile broadband systems, further penetration in the North American consumer and enterprise VSAT market and new antenna systems programs. The timing of these orders is not entirely predictable, so our new business awards and revenue outlook will vary somewhat from quarter-to-quarter or even year-to-year.
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
Share-Based Payments
     We grant options to purchase our common stock to our employees and directors under our equity compensation plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under the Employee Stock Purchase Plan. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment.” Effective April 1, 2006, we use the fair value method to apply the provisions of FAS 123R with a modified prospective application which provides for certain changes to the method for estimating the value of share-based compensation. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date, which are subsequently modified or cancelled. Under the modified prospective application method, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under FAS 123R for the three and nine months ended December 29, 2006 was $1.6 million and $2.4 million, respectively. At December 29, 2006, total unrecognized estimated compensation expense related to non-vested stock options, restricted stock units and the Employee Stock Purchase Plan granted prior to that date was $9.9 million, $9.7 million and $0, respectively, which is expected to be recognized over a weighted-average period of 2.0 years.
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
     The expected life of employee stock options represents the calculation using the “simplified” method for “plain vanilla” options applied consistently to all “plain vanilla” options, consistent with the guidance in SAB 107. The Company expects to replace the “simplified” method with the historical data method for the valuation of shares granted after December 31, 2007, as more detailed information becomes readily available to the Company, consistent with the guidance in SAB 107. The weighted average expected life of employee stock options granted during the nine months ended December 29, 2006 derived from the “simplified” method was 4.3 years. The expected term or life of employee stock purchase rights issued represents the expected period of time from the date of grant to the estimated date that the stock purchase right under our Employee Stock Purchase Plan would be fully exercised.
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
     During the investigation we identified certain accounting errors associated with stock options granted primarily to certain non-executive new hire employees during the ten-year period from December 1996 to June 30, 2006. Based on the results of the investigation, we identified that certain stock options to non-executive new hires had incorrectly been accounted for using an accounting measurement date prior to the date that the new hires commenced employment. We concluded, with the concurrence of the Audit Committee, that the financial impact of these errors was not material to our consolidated financial statements for any annual period in which the errors related. In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29, we recorded a cumulative adjustment to compensation expense in the first quarter of fiscal year 2007 of $703,000, net of tax, because the effect of the correcting adjustment is not material to our expected fiscal 2007 net income. This non-cash compensation expense adjustment will have no impact on future periods. There is no impact on revenue or net cash provided by operating activities as a result of recording the compensation expense adjustment.
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
     The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended December 29, 2006 and December 30, 2005, we recorded charges of approximately $1.1 million and $1.7 million, respectively, related to loss contracts. During the nine months ended December 29, 2006 and December 30, 2005, we recorded charges of approximately $2.4 million and $4.8 million, respectively, related to loss contracts.
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
     The Company believes it has established appropriate systems and processes to enable it to reasonably estimate future cost on its programs through regular quarterly evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, the Company has not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis. However, a significant change in future cost estimates on one or more programs could have a material effect on the Company’s results of operations. For example, a one percent variance in our future cost estimates on open fixed-price contracts as of December 29, 2006 would change our pre-tax income by approximately $333,000.
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
     When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value in accordance with EITF, 00-21, “Accounting for Multiple Element Revenue Arrangements,” and recognized when the applicable revenue recognition criteria for each element are met. The amount of product and service revenue recognized is impacted by our judgments as to whether an arrangement includes multiple elements and, if so, what objective evidence of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish objective evidence for those elements could affect the timing of revenue recognition.

Allowance for doubtful accounts
     We make estimates of the collectibility of our accounts receivable based on historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a significant portion of our sales has been to the U.S. government. More recently, commercial customers comprise a larger part of our revenues. Our accounts receivable balance was $154.9 million, net of allowance for doubtful accounts of $201,000 as of December 29, 2006 and our accounts receivable balance was $144.7 million, net of allowance for doubtful accounts of $265,000 as of March 31, 2006.
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

Derivatives
     We enter into foreign currency forward and option contracts to hedge certain forecasted foreign currency transactions. Gains and losses arising from foreign currency forward and option contracts not designated as hedging instruments are recorded in investment income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as unrealized gains (losses) on derivative instruments and accrued liabilities until the underlying transaction affects our earnings and are then recorded in the same income statement line as the underlying transaction. We had $513,000 of notional value of foreign currency forward contracts outstanding at December 29, 2006. We had $5.9 million of notional value of foreign currency forward contracts outstanding at December 30, 2005.
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
Results of Operations
     The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Three months ended		Nine months ended
	December 29,	December 30,	December 29,	December 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	72.7	75.0	74.4	75.2
Selling, general and administrative	14.2	13.2	13.1	13.0
Independent research and development	4.5	3.2	3.9	3.3
Amortization of intangible assets	2.0	1.5	1.9	1.5
Income from operations	6.6	7.1	6.7	7.0
Income before income taxes	7.0	7.2	7.0	7.0
Net income	7.8	5.9	5.6	5.6
     The results of operations for the nine-month period ended December 30, 2005 include a benefit to cost of revenues related to a legal settlement with Xetron Corporation of $2.7 million.

Three Months Ended December 29, 2006 vs. Three Months Ended December 30, 2005
Revenues

	Three months ended		Dollar	Percentage
	December 29,	December 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Revenues	$124.3	$111.6	$12.7	11.4%
     The increase in revenues was due to our higher beginning backlog of $395.2 million, quarterly customer awards of $124.0 million and the conversion of certain backlog and awards into revenues. Revenue increases were experienced in our government segment, $14.1 million, offset by decreases in our commercial segment of $3.2 million primarily from our antenna systems products. The revenue increase in the government segment was predominantly derived from increased revenues of approximately $12.3 million for next generation MIDS products, $3.9 million in information assurance products and $3.4 million from the recently acquired Enerdyne business, offset by a decrease in various other products/programs.
Cost of Revenues

	Three months ended		Dollar	Percentage
	December 29,	December 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Cost of revenues	$90.4	$83.7	$6.7	8.0%
Percentage of revenues	72.7%	75.0%
     The increase in quarterly cost of revenues from $83.7 million to $90.4 million is primarily due to the Company’s increased revenues. During the third quarter of fiscal year 2007, the Company experienced lower product cost as a percent of revenues of approximately 2.3 percentage points compared to the same period last year. This decrease was primarily attributed to continued cost reduction efforts and overall product maturity achieved in certain of our consumer broadband products. Included in cost of revenues for the three months ended December 29, 2006, the Company recorded approximately $423,000 in stock compensation expense versus no amounts recorded in the third quarter of fiscal 2006. Cost of revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competition, new product introduction costs and other factors.
Selling, General and Administrative Expenses

	Three months ended		Dollar	Percentage
	December 29,	December 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Selling, general and administrative	$17.7	$14.7	$3.0	20.2%
Percentage of revenues	14.2%	13.2%
     The increase in selling, general and administrative (SG&A) expenses in the third quarter of 2007 compared to the third quarter of 2006 was primarily attributable to higher selling and personnel costs to support our revenue growth of approximately $3.0 million and $1.1 million in stock based compensation expense recorded in the third quarter of fiscal 2007 offset by various other expenditures decreases. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.
Independent Research and Development

	Three months ended		Dollar	Percentage
	December 29,	December 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Independent research and development	$5.6	$3.5	$2.0	57.5%
Percentage of revenues	4.5%	3.2%
     The increase in independent research and development (IR&D) expenses reflects year over year increases primarily in the government segment of approximately $1.1 million, for planned development of next generation information assurance technology, and, in the commercial segment, $511,000 for next generation VSAT equipment. The higher IR&D expenses reflect our recognition of certain opportunities in these markets and the need to invest in the development of new technologies to meet these opportunities.
     Amortization of Intangible Assets The intangible assets from acquisitions occurring in fiscal years 2001, 2002, 2006 and 2007 are being amortized over original useful lives ranging from eight months to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized.
     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the nine months ended December 29, 2006	$7,202

Expected for the remainder of fiscal year 2007	2,000
Expected for fiscal year 2008	6,610
Expected for fiscal year 2009	5,862
Expected for fiscal year 2010	2,638
Expected for fiscal year 2011	2,147
Thereafter	4,094

$23,351

     Interest Income Interest income increased to $553,000 for the three months ended December 29, 2006 from $161,000 for the three months ended December 30, 2005 due to higher average invested cash balances year over year and higher interest rates.
     Interest Expense Interest expense was $92,000 for the three months ended December 29, 2006 and $56,000 for the three months ended December 30, 2005. We had no outstanding borrowings under our line of credit at December 29, 2006 or December 30, 2005.
     Provision (Benefit) for Income Taxes We currently estimate our annual effective income tax rate to be approximately 25.6% for fiscal 2007, as compared to the actual 17.8% effective income tax rate in fiscal 2006. The income tax benefit of approximately 12.7% for the third quarter of fiscal 2007 is lower than the expected annual effective tax rate primarily due to the recording of research and development tax credits allowed for in the third quarter of fiscal 2007 by the Tax Relief and Health Care Act of 2006, enacted on December 20, 2006, extending the research and development tax credit from January 1, 2006 to December 31, 2007. In the first and second quarters of fiscal year 2007, our estimated annual effective income tax rate did not include the effect of the extension of the research and development tax credit, which results in a catch-up adjustment of approximately $2.0 million in this quarter. Also as a result of the extension of the research and development tax credit, approximately $1.3 million of research and development tax credit generated in the fourth quarter of fiscal 2006 is recognized as a discrete item in this quarter.
Our Segment Results for the Three Months Ended December 29, 2006 vs. Three Months Ended December 30, 2005
Government Segment
Revenues

	Three months ended		Dollar	Percentage
	December 29,	December 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Revenues	$67.3	$53.2	$14.1	26.5%
     The government segment received awards of $72.8 million for the third quarter of fiscal year 2007 compared to $33.0 million for the third quarter of fiscal year 2006. Revenue increase was predominantly derived from increased revenues of approximately $12.3 million for next generation MIDS products, $3.9 million in certain information assurance products and $3.4 million from video data link products acquired through the acquisition of Enerdyne in the first quarter of fiscal year 2007, offset by a decrease in various other products.

     Segment Operating Profit

	Three months ended		Dollar	Percentage
	December 29,	December 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Operating profit	$8.6	$12.0	$(3.5)	(28.8)%
Percentage of government segment revenues	12.7%	22.6%
     The decrease in government segment operating profit was primarily related to higher SG&A expenses as a percent of revenues, increasing by $3.2 million from the prior year and increased investments in IR&D of $1.1 million, offset by the additional earnings from the acquisition of Enerdyne.
Commercial Segment
     Revenues

	Three months ended		Dollar	Percentage
	December 29,	December 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Satellite Networks
Revenues	$48.5	$49.2	$(0.7)	(1.4)%
Antenna Systems
Revenues	$8.5	$11.0	$(2.6)	(23.2)%
Total Commercial Segment
Revenues	$57.0	$60.2	$(3.2)	(5.4)%
     Commercial segment revenues decreased 5.4% versus the same period last year primarily due to lower antenna product sales of approximately $2.6 million due to timing of contract awards and overall program performance.
     Segment Operating Profit

			Dollar	Percentage
	Three months ended		Increase	Increase
(In millions, except percentages)	December 29, 2006	December 30, 2005	(Decrease)	(Decrease)
Satellite Networks
Satellite Networks operating profit (loss)	$2.2	$(2.0)	$4.2	212.3%
Percentage of Satellite Network revenues	4.5%	(4.0)%
Antenna Systems
Antenna Systems operating (loss) profit	$(0.1)	$0.4	$(0.5)	(109.1)%
Percentage of Antenna Systems revenues	(0.5)%	4.1%
Total Commercial Segment
Segment operating profit	$2.2	$(1.5)	$3.7	243.0%
Percentage of commercial segment revenues	3.8%	(2.5)%
     The commercial segment overall operating profit increased when compared to the same period last year as a result of cost reductions in the Company’s consumer broadband products contributing approximately $3.0 million to the Satellite Networks products operating profit increase and $800,000 from component products acquired through the acquisition of ECC in December 2005.

Nine Months Ended December 29, 2006 vs. Nine Months Ended December 30, 2005
     Revenues

	Nine months ended		Dollar	Percentage
	December 29,	December 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Revenues	$384.5	$315.7	$68.8	21.8%
     The increase in revenues was due to our beginning backlog of $361.9 million and customer awards of $399.3 million for the first nine months of our fiscal year 2007 and the conversion of certain backlog and awards into revenues. Revenue growth was experienced in both our government and commercial segments. Growth primarily derived from our tactical data link products contributing $32.7 million, certain information assurance products increasing approximately $11.9 million, increases from consumer broadband products of approximately $21.3 million, offset by decreases in mobile broadband communication products of approximately $7.1 million from the prior year. In addition, our satellite networks communication component products and video data link products acquired through our recent acquisitions of ECC and Enerdyne contributed an additional $15.7 million in revenues in the first nine months of fiscal year 2007 when compared to the first nine months of fiscal year 2006.
     Cost of Revenues

	Nine months ended		Dollar	Percentage
	December 29,	December 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Cost of revenues	$285.9	$237.6	$48.4	20.4%
Percentage of revenues	74.4%	75.3%
     The increase in cost of revenues from $237.6 million to $285.9 million is primarily due to the Company’s increased revenues. However, the Company did experience a decrease in the cost of revenues as a percent of revenues from 75.3% in the prior year to 74.4% in the current year. This improvement was primarily due to product cost reductions in our satellite networks products, which yielded cost of revenues decreases of 6.8 percentage points for the nine months ended December 29, 2006 compared to the same nine-month period of the prior year. These cost reductions were offset by overall product cost of revenue increases of approximately 3.0 percentage points in our government segment and approximately 8.5 percentage points from our antenna systems products. Cost of revenues for the first nine months of fiscal year 2007 included approximately $1.6 million in stock based compensation expense. Cost of revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competition, new product introduction costs and other factors.
     Selling, General and Administrative Expenses

	Nine months ended		Dollar	Percentage
	December 29,	December 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Selling, general and administrative	$50.3	$40.9	$9.4	23.1%
Percentage of revenues	13.1%	13.0%
     The increase in SG&A expenses for the first nine months of fiscal 2007 compared to the first nine months of 2006 is primarily attributable to higher selling and support costs from our growth in revenues and acquisitions of approximately $6.0 million, higher costs related to our expended facilities of approximately $1.0 million and approximately $1.9 million in stock based compensation expense recorded in the first nine months of fiscal 2007. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

     Independent Research and Development

	Nine months ended		Dollar	Percentage
	December 29,	December 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Independent research and development	$15.2	$10.4	$4.8	46.1%
Percentage of revenues	3.9%	3.3%
     The increase in IR&D expenses reflects year over year increases in the government segment of $2.1 million and the commercial segment of $2.3 million. The higher IR&D expenses reflect our recognition of certain opportunities in these markets and the need to invest in the development of new technologies to meet these opportunities.
     Amortization of Intangible Assets The intangible assets from acquisitions occurring in fiscal years 2001, 2002, 2006 and 2007 are being amortized over original useful lives ranging from eight months to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized.
     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the nine months ended December 29, 2006	$7,202

Expected for the remainder of fiscal year 2007	2,000
Expected for fiscal year 2008	6,610
Expected for fiscal year 2009	5,862
Expected for fiscal year 2010	2,638
Expected for fiscal year 2011	2,147
Thereafter	4,094

$23,351

     Interest Income Interest income increased to $1.3 million for the nine months ended December 29, 2006 from $168,000 for the nine months ended December 30, 2005 due to higher average invested cash balances year over year and higher interest rates.
     Interest Expense Interest expense increased to $383,000 for the nine months ended December 29, 2006 from $238,000 for the nine months ended December 30, 2005. We had no outstanding borrowings under our line of credit at December 29, 2006 or December 30, 2005.
     Provision for Income Taxes. We currently estimate our annual effective income tax rate to be approximately 25.6% for fiscal 2007, as compared to the actual 17.8% effective income tax rate in fiscal 2006. The income tax provision of approximately 19.7% for the nine months ended December 29, 2006 is lower than the expected annual effective tax rate primarily due to approximately $1.3 million of research and development tax credit generated in the fourth quarter of fiscal 2006 recognized as a discrete tax benefit in the nine-month period ended December 29, 2006.
Our Segment Results for the Nine Months Ended December 29, 2006 vs. Nine Months Ended December 30, 2005
Government Segment
     Revenues

	Nine months ended		Dollar	Percentage
	December 29,	December 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Revenues	$201.9	$156.2	$45.7	29.3%
     The government segment received awards of $223.9 million for the first nine months of fiscal year 2007 compared to $173.1 million for the first nine months of fiscal year 2006. The conversion of certain backlog and orders to revenue contributed to revenue growth. Increased revenues were primarily attributed to the following products: $32.7 million for tactical data links and $11.9 million for information assurance systems and networking products offset by decreases in various other products. In addition, the recent acquisition of our video data link products contributed $6.4 million in revenue compared to the same period last year.
     Segment Operating Profit

	Nine months ended		Dollar	Percentage
	December 29,	December 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Operating profit	$32.8	$31.7	$1.1	3.5%
Percentage of government segment revenues	16.2%	20.3%
     The increase in government segment operating profit dollars was primarily related to margin gains from increased revenues of $45.7 million, and from video data link products obtained in the acquisition of Enerdyne in the first quarter of fiscal year 2007, which contributed approximately $1.7 million to the government segment’s year to date operating margin increase. This was offset by increase in research and development expenses of $2.1 million and selling and support costs of $5.7 million when compared to the same period last year.
Commercial Segment
     Revenues

	Nine months ended		Dollar	Percentage
	December 29,	December 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Satellite Networks
Revenues	$153.3	$131.0	$22.4	17.1%
Antenna Systems
Revenues	$29.3	$33.7	$(4.4)	(13.2)%
Total Commercial Segment
Revenues	$182.6	$164.7	$17.9	10.9%
     The increase in revenues reflects improved competitive positioning across all our commercial products, and more favorable market conditions in the commercial telecommunications market for our VSAT network products and consumer satellite broadband internet systems. Revenue increases were primarily attributable to increases from consumer broadband products of approximately $21.3 million, offset by a decrease in our mobile broadband communication products of approximately $7.1 million for the first nine months of fiscal year 2007 over the first nine months of fiscal year 2006. In addition, our satellite network communication component products obtained through our acquisition of ECC in December 2005 contributed $9.3 million to the revenue increase in the first nine months of fiscal year 2007 when compared to the first nine months of fiscal year 2006.
     Segment Operating Profit

	Nine months ended		Dollar	Percentage
	December 29,	December 30,	Increase	Increase
(In millions, except percentages)	2006	2005	(Decrease)	(Decrease)
Satellite Networks
Satellite Networks operating profit (loss)	$0.8	$(5.3)	$6.1	115.6%
Percentage of Satellite Network revenues	0.5%	(4.0)%
Antenna Systems
Antenna Systems operating profit	$(0.6)	$2.9	$(3.5)	(120.9)%
Percentage of Antenna Systems revenues	(2.1)%	8.6%
Total Commercial Segment
Segment operating profit (loss)	$0.2	$(2.4)	$2.6	109.1%
Percentage of commercial segment revenues	0.1%	(1.5)%
     The increase in commercial segment operating profits of $2.6 million was primarily driven by improved performance of consumer broadband products which contributed approximately $7.9 million year to date through product and program cost reductions over the prior year. This increase was offset by lower margins from the Company’s antenna systems products from development cost overruns by approximately $2.5 million comparatively. Additionally, the Company’s commercial segment had increased IR&D expenses of approximately $2.3 million to support development of next generation VSAT equipment and other market opportunities.
Backlog
     As reflected in the table below, both funded and total firm backlog increased during the first nine months of fiscal year 2007 with the increase coming from our government segment.

	December 29, 2006	March 31, 2006
	(in millions)
Firm backlog
Government segment	$210.9	$183.7
Commercial segment	184.0	191.2

Total	$394.9	$374.9

Funded backlog
Government segment	$177.8	$132.9
Commercial segment	184.0	190.7

Total	$361.8	$323.6

Contract options	$39.3	$13.8

     The firm backlog does not include contract options. Of the $394.9 million in firm backlog, approximately $92.5 million is expected to be delivered during the remaining three months of fiscal year 2007, and the balance is expected to be delivered in fiscal year 2008 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.
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
     Cash provided by operating activities for the first nine months of fiscal year 2007 was $42.3 million as compared to $30.0 million for the first nine months of fiscal year 2006. The increase in cash provided by operating activities was primarily attributable to an increase in net income, offset by non-cash add-backs of $9.1 million and year to date year over year reduction of investments in inventory of approximately $3.5 million. Billed accounts receivable increased from year end due to increased shipments in both our government and commercial segments due to revenue growth and the achievement of program milestones. Unbilled accounts receivable increased mostly due to increases in our tactical data links and information assurance programs partially offset by continued reduction in satellite networks programs.
     Cash used in investing activities for the first nine months of fiscal year 2007 was $12.3 million as compared to cash used in investing activities for the first nine months of fiscal year 2006 of $28.6 million. The decrease in cash used in investing activities primarily relates to $16.0 million in cash used to acquire ECC in the third quarter of last year offset by capital increases from facility expansion projects and production test equipment to support our growth.
     Cash provided by financing activities for the first nine months of fiscal year 2007 was $9.7 million as compared to cash provided by financing activities for the first nine months of fiscal year 2006 of $6.3 million. The majority of the activity for both years is due to cash received from the exercise of employee stock options, and stock purchases through our employee stock purchase plan. The nine months ended December 29, 2006 also includes $1.2 million in cash inflows related to the incremental tax benefit from stock option exercises.
     At December 29, 2006, we had $76.8 million in cash, cash equivalents and short-term investments, $185.5 million in working capital and no outstanding borrowings under our line of credit. At March 31, 2006, we had $36.9 million in cash and cash equivalents and short-term investments, $152.9 million in working capital and no outstanding borrowings under our line of credit.
     On January 31, 2005, we entered into a three-year, $60 million revolving credit facility (the “Facility”) with Union Bank of California, Comerica Bank and Wachovia Bank. At December 29, 2006, we had $4.3 million outstanding under standby letters of credit leaving borrowing availability under our line of credit of $55.7 million.
     Borrowings under the Facility are permitted up to a maximum amount of $60 million, including up to $15 million of letters of credit. Borrowings under the Facility bear interest, at our option, at either the lender’s prime rate or at LIBOR (London Interbank Offered Rate) plus, in each case, an applicable margin based on the ratio of ViaSat’s total funded debt to EBITDA (income from operations plus depreciation, amortization and non-cash stock-based compensation). The Facility is collateralized by substantially all of ViaSat’s personal property assets.
     The Facility contains financial covenants that set a minimum EBITDA limit for the twelve-month period ending on the last day of any fiscal quarter at $30 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00. We were in compliance with our loan covenants at December 29, 2006.
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
     On May 23, 2006, in relation to the ECC acquisition and as additional consideration, the Company agreed to pay the maximum earn-out amount to the former ECC stockholders in the amount of $9.0 million which has been accrued as of December 29, 2006. The $9.0 million will be paid in cash or stock, at the Company’s option, in May 2007.
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
Contractual Obligations
     The following table sets forth a summary of our obligations under operating leases, irrevocable letters of credit, purchase commitments and other long-term liabilities for the periods indicated (in thousands):

		For the remainder of	For the fiscal years
	Total	fiscal year 2007	2008-2009	2010-2011	After 2011
Operating leases	$85,000	$2,279	$18,138	$18,410	$46,173
Standby letters of credit	4,266	113	1,600	2,553	—
Purchase commitments	135,466	46,120	88,986	360	—

Total	$224,732	$48,512	$108,724	$21,323	$46,173

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
Recent Accounting Requirements
     In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be fiscal year 2008 for the Company. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its consolidated financial statements.
     In September 2006, the SEC released Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. We are currently evaluating the impact of adopting SAB 108 in fiscal year 2007 on our financial statements.
     In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact of adopting SFAS 157 in fiscal year 2008 will have on our results of operations and financial position.
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements at December 29, 2006 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or fully disclosed in the notes to our financial statements included in this filing or in our 2006 Annual Report on Form 10-K.

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
     As of December 29, 2006, there was a foreign currency exchange contract outstanding which was intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign exchange contract with a notional amount of $513,000 had a fair value of a net asset of $4,000 as of December 29, 2006. The fair value of this foreign currency forward contract as of December 29, 2006, would have changed by $52,000 if the foreign currency exchange rate for the Euro to the U.S. dollar on this forward contract had changed by 10%. The fair value of our foreign currency forward contracts was a liability of $340,000 at December 30, 2005, and we had $5.9 million of notional value of foreign currency forward contracts outstanding at December 30, 2005.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the Securities and Exchange Commission’s rules and forms. We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 29, 2006, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 29, 2006.
     During the period covered by this Quarterly Report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     A review of our current litigation is disclosed in the Notes to Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements — Note 8 - Commitments and Contingencies.”
Item 1A. Risk Factors
     There are no material changes to the Risk Factors described under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.
Item 4. Submission of Matters to a Vote of Security Holders
     (a) We held our Annual Meeting of Stockholders on October 4, 2006.
     (b) See paragraph (c) below.
     (c) The matters voted upon at the meeting and the votes cast with respect thereto were as follows:

	Votes	Votes		Broker
	For	Against/Withheld	Abstentions	Non-Votes
1. Election of Directors:
Dr. Robert Johnson	24,629,191	776,965	-0-	-0-
John P. Stenbit	23,197,058	2,209,098	-0-	-0-
2. Approval of the Third Amended and Restated 1996 Equity Participation Plan of ViaSat, Inc.:	16,944,070	3,233,098	425,350	4,803,638

Item 6. Exhibits
10.1	Third Amended and Restated 1996 Equity Participation Plan of ViaSat, Inc. (incorporated by reference to Exhibit 99.1 of ViaSat’s Form 8-K filed on October 10, 2006).

10.2	Form of Restricted Stock Unit Award Agreement under the Third Amended and Restated 1996 Equity Participation Plan of ViaSat, Inc. (for grants to employees) (incorporated by reference to Exhibit 10.1 of ViaSat’s Form 8-K filed on October 16, 2006).

10.3	Form of Restricted Stock Unit Award Agreement under the Third Amended and Restated 1996 Equity Participation Plan of ViaSat, Inc. (for grants to executive officers) (incorporated by reference to Exhibit 10.2 of ViaSat’s Form 8-K filed on October 16, 2006).

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIASAT, INC.

February 7, 2007	/s/ Mark D. Dankberg

Mark D. Dankberg
Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

/s/ Ronald G. Wangerin

Ronald G. Wangerin Vice
President, Chief Financial Officer
(Principal Financial and Accounting Officer)