Form 10-K
period 2007-03-30
VIASAT INC
filed 2007-05-31
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2007
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
(760) 476-2200
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of September 29, 2006 was approximately $560,000,786 (based on the closing price on that date for shares of the registrant’s Common Stock as reported by the Nasdaq Global Market). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of May 23, 2007 was 30,060,826.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended March 30, 2007.

VIASAT, INC.

FORM 10-K
For the fiscal year ended March 30, 2007

PART I

Item 1.	Business

All references in this annual report to our fiscal year 2007 refer to the fiscal year ended on March 30, 2007. Unless otherwise indicated, all references in this annual report to periods of time (e.g., quarters and years) are to fiscal periods.

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

Many of the references in this report include names of other entities. For convenience and simplicity, the full legal name of these entities has been abbreviated and the designation of the type of entity, such as Corporation, Inc. or LLC, of such companies has been omitted.

Introduction

We are a leading provider of advanced digital satellite communications and other wireless and secure networking and signal processing equipment and services to the government and commercial markets. Although we initially focused primarily on developing satellite communication and simulation equipment for the U.S. government, we have successfully diversified into other related satellite, wireless and networking communications markets serving both government and commercial customers. We believe our diversification, combined with our ability to effectively apply technologies between government and commercial markets, provides us a strong foundation to sustain and enhance our leadership in advanced wireless communications and secure networking technologies.

Generally, our sales consist of either:

•	Project contracts to study, research, develop, test, support, and manufacture customized communication systems or products for both government or commercial customers. Research and development costs for these customized projects and products are often customer funded. Once completed, many of our customized communications products are later marketed and sold to other customers as standard “off the shelf” products.

•	Selling, deploying, and supporting our standard “off-the-shelf” products for both government or commercial customers. These standard products are generally developed through a combination of customer and discretionary internal research and development funding.

Our customers include a variety of government and commercial entities. Government contracts are either direct with U.S. or foreign governments, or indirect through domestic or international prime contractors. With respect to commercial contracts, we also act as both a prime contractor and subcontractor for the sale of equipment and services to satellite service provides (consumer, mobile and enterprise), enterprises operating private satellite networks, and other satellite related companies. Our individual contracts may range in value from thousands of dollars to tens of millions of dollars.

Segment Overview

We are organized principally in two segments: government and commercial. Our government business encompasses specialized products principally serving defense customers in the following markets:

Data Links.  Our Data Links product area primarily consists of our multifunction information distribution system (MIDS) product and analog and digital links for unmanned vehicles. The MIDS terminal operates as part of the Link-16 line-of-sight tactical radio system, which enables real time data networking among ground and airborne military users providing an electronic picture of the entire battlefield to each user in the network. We are also currently in the development phase of a MIDS terminal for the U.S. Department of Defense’s (DoD) Joint Tactical Radio System (JTRS) airborne radio program, referred to as MIDS-JTRS. We are one of only two current U.S. government certified providers of MIDS production units.

Tactical Networking and Information Assurance.  Our products addressing the government tactical networking and information assurance market includes our information security and data controller products. Our information security products enable military and government communicators to secure information up to “Top Secret” levels. Our data controller products provide reliable military tactical communication channels using innovative error correction technology. Technology from some of these products are integrated into some of our existing tactical radio products (such as MIDS and UHF DAMA satellite products) as well as sold on a stand-alone basis.

Government Satellite Communication Systems.  We have a 16 year history of leadership in the UHF satellite communication terminal market. This includes the design and development of modems, terminals and test and training equipment operating over the military UHF satellite band. These products are used in “manpack” satellite communication terminals as well as airborne, ship, shore and mobile applications. In addition, we also specialize in leveraging our commercial satellite technology into military applications. We generally focus on opportunities for high-speed satellite communications products which operate in higher frequencies. We believe our long standing strength in developing complex secure wireless and satellite networking communications technologies for both government and commercial customers provides us with opportunities for growth into new markets as the U.S. military looks to upgrade its secure wireless and satellite technology with a mix of customized development and commercial technologies.

The commercial segment comprises two business product groups: satellite networks and antenna systems. Our commercial business focuses on providing an end-to-end capability to provide customers with satellite communication equipment solutions and includes:

Satellite Networks.  We provide a variety of broadband and other satellite communications solutions to customers serving the consumer, small office/home office (SOHO), enterprise and mobile markets. Our consumer products include the development of equipment and technology across multiple satellite standards, including the development of DOCSIS (Data Over Cable Service Interface Specification)-based terminals and gateways. Our Enterprise VSAT (Very Small Aperture Terminal) satellite communication products and services comprise a wide range of terminals, hubs, and networks control systems as well as network management services for customers in North America and international customers. Our mobile broadband products include the design and development of airborne, maritime and ground mobile terminals and systems.

We also perform leading-edge research and development for satellite communications systems and have developed an extensive portfolio of technologies addressing a wide variety of satellite markets. Technologies include satellite networking, beam forming modems, coding, voice and video encoding, IP and ATM via satellite, high frequency communication technology, satellite ground terminals, onboard processing, advanced satellite design, and antennas.

Antenna Systems.  We provide antenna systems for both commercial and defense communications. We have a 40-year legacy in the design, test, manufacture and installation of antennas from 2.4 meters to 18 meters. Applications for these antenna systems include large system gateways, VSAT or video broadcast hubs, image retrieval by satellite, transportable antennas, and telemetry, tracking and control.

With expertise in commercial satellite network engineering, gateway construction, and remote terminal manufacturing for all types of interactive communications services, we believe the diversity of our business provides the opportunity to seek new opportunities in a variety of emerging wireless markets and applications.

Strategy

Our objective is to leverage our advanced technology and capabilities to:

•	Increase our role as the government transitions to Internet Protocol (IP) based, highly secure, network-centric based warfare.

•	Develop high-performance, feature rich, low-cost technology to grow the size of the commercial enterprise and consumer satellite broadband markets while also capturing a significant share of these growing markets.

•	Maintain a leadership position, while reducing costs and increasing profitability, in our legacy satellite and wireless communications markets.

The principal elements of our strategy are:

•	Address increasingly larger markets. We have applied the principle of addressing larger markets since our inception. The size of customer funded opportunities we can credibly address directly correlates to our annual revenue. By increasing our revenues, we anticipate we will be more successful in capturing customer funded research and development opportunities for increasingly larger projects.

•	Steadily evolve into adjacent technologies and markets. We anticipate continued growth via evolutionary steps into adjacent technologies and markets by:

1. Selling existing, or customized, versions of technologies we developed for one customer base to a different market. This principle can be applied, for instance, to different segments of the government market, or between government and commercial markets. It is the primary way we grow the market segments we address.

2. Selling new, but related, technologies and products to existing customers. This is the primary way we expand the breadth of technologies and products we offer.

•	Careful targeting of new market opportunities. We consider several factors in selecting new market opportunities, including whether (1) there are meaningful entry barriers for new competitors, (2) the new market is the right size and consistent with our growth objectives, and (3) the customers in the market value our technology competence and focus.

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

•	A complementary mix of defense and commercial products, projects, and geographic markets. We aim for a diversified mix of products that are unified through common underlying technologies, customer applications, market relationships or other factors. We believe this complementary mix, combined with our ability to effectively apply technologies between government and commercial markets, provides us a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies.

•	Augment customer funded research and development with discretionary research and development to enter or leverage new markets or technologies. We use availability of customer funding or co-investments for product development as an important factor in choosing where to apply our own discretionary research and development resources.

•	Sustain a large (relative to our size) and highly proficient engineering staff to capture and perform our target projects. Since customer funded research and development is an important aspect of our business, we believe it is important to sustain a large, highly competent, engineering team. We believe we offer very competitive compensation, benefits and work environment to attract and maintain employees. Perhaps even more important, we tend to seek and attract engineers who embrace our business approach and the associated technology challenges it offers. So far, this has enabled us to offer our customers high product performance, reduced technological risks, and competitive pricing.

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

Government

Market Opportunity

Our government revenues grew by over 28%, 20% and 37% during the fiscal years 2007, 2006 and 2005, respectively. While there may be several interpretations or explanations for our growth during these years, we believe there are three factors persistent in the government markets that provide the basis for our recent growth:

•	The critical role of collection and dissemination of real time information in executing high-speed, high precision, highly mobile warfare over dispersed geographic areas has two important aspects. The first is reflected in the DoD transition to “network-centric warfare,” which emphasizes the importance of real time data networks of all types via multiple transmission media. The second is the growing importance of satellite-based communications, in particular, as the most reliable method of connecting rapidly moving forces who may simply out-run the range of terrestrial radio links.

•	The growing importance of IP networks in the DoD compared to older circuit based systems — especially in light of the DoD’s increased emphasis on network-centric warfare. We believe IP networks will drive a fundamental restructuring of DoD’s secure information networks, which will take several years to complete.

•	We believe that over the next decade or so many of the previous generation of defense communications satellite networks will expire or become obsolete. New programs are underway or in planning to define, develop, procure and deploy systems to replace them. While we have been successful in capturing defense satellite ground system business in the past, we believe these new programs present more opportunities for bidding on new contracts than we have seen historically.

We believe these fundamentals will continue to offer growth opportunities for each of our government product areas over the next several years.

The focus of our government segment is primarily in the following markets: (1) data links, (2) tactical networking and information assurance, and (3) satellite communications systems.

Data Links

We currently address the government market (U.S. and foreign) for data links with our MIDS terminal and the MIDS JTRS development program. We are a MIDS prime contractor and are one of only three international and one of two U.S. qualified providers of MIDS production units. To date, we have received orders for over 1,700 MIDS terminals.

MIDS is a specific implementation of a secure, anti-jam, tactical data radio intended primarily for air-to-air, air-to-ship, and air-to-ground real time transmission of situational awareness and command and control information using the “Link-16” protocol. MIDS JTRS will be a Software Compliant Architecture (SCA) new generation radio system initially for the F/A-18 E/F. The MIDS JTRS radio will perform all the current MIDS functionality and will be capable of operating advanced waveforms to meet future network centric operations radio system requirements.

MIDS terminals have been deployed all over the world and are fully operational in the U.S. Air Force, Navy and Army forces. Future plans include system upgrades to the MIDS terminals already deployed as well as terminals to be delivered in the future. We believe the U.S. government has invested substantially in Link-16 and MIDS infrastructure and also believe it is unlikely that additional defense contractors could become qualified to supply MIDS or MIDS JTRS terminals in the near future.

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

MIDS terminals are currently in production and, in the next few years, MIDS JTRS is expected to migrate from a development and qualification program to low rate initial production phase and then to full-rate production. We believe this will likely lead to higher ordering rates in aggregate. While MIDS terminals currently represent our largest product offering in this market, we believe MIDS JTRS will eventually surpass the MIDS production rates. In addition, we have other related ongoing and potential opportunities in the tactical data links market including development of a low cost weapon data link and expanded requirements for Link-16 capabilities and support equipment.

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

In fiscal year 2007, we acquired Enerdyne Technologies, a provider of innovative data link equipment and digital video systems for the government and intelligence markets. This acquisition provides us with leading edge technologies and access to customers in the unmanned vehicles market. We believe the combination of Enerdyne’s products and technologies with our market experience and complimentary technologies will allow us to expand our presence in the tactical data link market. Further, we believe there are synergies to be obtained by combining acquired technologies with existing technologies and providing a more diverse set of solutions to customers.

Tactical Networking and Information Assurance

Information Assurance

For many years, we have developed and manufactured “Type 1” DoD approved communications security devices for the DoD information assurance markets. Type 1 encryption devices are required for virtually any communication of classified military information over radio, satellite, wire line, or fiber optic media. Type 1 encryption is used to protect information whether it is transmitted over military or commercial frequency bands or transmission systems. Prior to the year 2000, most of our previous Type 1 encryption devices were integrated or “embedded” into tactical radio products such as MIDS or our UHF DAMA satellite products.

During the past few years, DoD has moved toward IP encryption and developed a new standard to create an interoperable environment for such devices. The new standard is called the HAIPETM IS, or High Assurance Internet Protocol Encryption Interoperability Specification. The HAIPE IS standard has become the security foundation for the DoD’s Global Information Grid (GIG), an initiative to achieve information superiority by connecting soldiers to the information they need, when they need it, no matter where they are. We are a charter member of the industry working group charged with maintaining and evolving the HAIPE IS standard. In 2004, we obtained certification for both our first and second HAIPE IS compliant cryptos, the KG-250 and the KG-250A. These are similar 100 megabits per second (Mbps) products that can be applied to different environments. In 2006, we received certification of our gigabit per second HAIPE IS compliant crypto, the KG-255.

Another important aspect to the information security market is the DoD’s efforts to update its communications security products through an initiative known as “Crypto Modernization.” The focus of this initiative is to completely replace the DoD’s legacy inventory of encryptors with a new generation of programmable cryptographic devices. We anticipate the U.S. government will invest several billions of dollars over a five to ten year period to modernize this information security infrastructure. Some of this investment consists of the information assurance part of initiatives such as JTRS and TSAT, and some is through smaller programs specifically created to replace legacy encryption devices.

In response to these trends, we have developed a programmable, high assurance cryptographic architecture specifically designed to support Type 1 networking that is flexible enough to be applied to both stand-alone network encryptors and multi-channel embedded network encryptors. Our technology, the PSIAMTM cryptosystem, is designed to meet the requirements of Crypto Modernization, HAIPE IS and the GIG. We believe most of our growth in the information security market is due to our customers’ recognition that the PSIAM meets their emerging information assurance requirements. The KG-250, KG-250A and KG-255, and the Navy’s Common Data Link System encryptor are all certified PSIAM based products. Other important PSIAM based products and programs undergoing certification which highlight our ability to compete using this approach include:

•	The embedded programmable INFOSEC module for the U.S. Air Force’s Family of Beyond Line of Sight Terminal (FAB-T).

•	The embedded crypto subsystem for the MIDS JTRS.

•	Our family of tactical high assurance filters including the JMINI High Assurance Guard for the U.S. Navy and the Secure Gateway/Trusted Filter for CECOM.

We are currently developing the second generation of PSIAM technology, reducing the size and cost of the implementations, and adding multi-level, multi-channel capabilities. We believe this technology investment will serve as a strong foundation for continued growth in this market.

Tactical Networking

For more than 10 years, we have addressed the tactical networking markets with our ViaSat Data Controller (“VDC”) products, which provide reliable data communications over noisy, error-prone radio networks. Our VDC product line is compatible with an interoperable military standard known as MIL-STD 188-184 and is primarily used on mobile tactical radios for reliable data communications. We manufacture both gateway and network edge versions of these products. Many of the data controller end product users are involved in “special operations” and similar light or highly mobile forces organizations. We believe we hold a leading position in a portion of this market with multi-band and SATCOM radio users, with over 26,000 data controller products fielded. We have strong name brand recognition with these products, which we believe provide excellent reliability and performance. The networking features of these products allow users to realize the connectivity goals of the GIG today using legacy radios even before transformation communication programs such as JTRS are available, albeit at lower data rates. We offer applications supporting email, file transfer, and instant messaging that are optimized to run with our data controller products to support extension of the tactical network to vehicle based and dismounted soldiers. We are currently integrating other IP applications such as situational awareness and mission planning into our product offerings to increase the utility of our products to our customers.

There continue to be additional opportunities in the tactical networking market through continual deployment of the gateway version of these products into the DoD’s core network infrastructure, which in turn results in significant user product sales. We have also developed improvements targeted at current customer requirements, which include providing interface capability to every major tactical radio and computing device in the DoD inventory, providing messaging applications that take full advantage of our data controllers capabilities, and implementing an IP layer to network radio networks with wired networks.

We seek to improve our VDC products by providing incremental advancements to both their network capabilities and communications performance. Our advantage in this market is our continuous product evolution and excellent customer support enabled by our unique knowledge of user requirements.

Government Satellite Communication Systems

Our products addressing the government satellite communications systems markets ranges from our UHF products and services to also address high speed terminals and high speed embedded modems. The products primarily consist of stand-alone and embedded satellite modems, portable and deployable terminals, and test and training equipment operating over the military UHF, Defense Satellite Communication Systems (DSCS) satellites and military leased commercial satellites.

UHF satellite terminals are generally required to support a complex set of interoperable networking standards known as MIL-STD 188-182 and MIL-STD 188-183 — also called, collectively, UHF DAMA (Demand Assigned Multiple Access). We are a leading supplier of UHF DAMA terminals, modems, and network control systems for both U.S. and allied military and prime contractors. Our key UHF products include satellite modems embedded in man-portable devices; shipboard and airborne terminals, and test and training systems. Related UHF satellite terminal products include antenna combining systems, network control terminals and software, and end-user software applications.

Recently we have been expanding our government satellite systems focus to expand the product lines for man-portable satcom terminals and to leverage our broadband commercial satellite technology to provide high speed network solutions into the military satellite communications market for the U.S. government and its prime contractors. We believe there will continue to be significant growth opportunities providing IP based network solutions to airborne, ship, shore and mobile platforms to government end users that need high-speed access beyond the reach of terrestrial networks.

Our new products addressing the government satellite communications systems markets include:

•	The EBEM High Speed modem, which is used for fixed sites and shipboard tactical installations operating on DSCS and leased commercial satellites.

•	Integrated Transportable satellite terminals based on our existing enterprise VSAT, bandwidth on demand satellite network systems such as the LINKWAY and LinkStar systems. The Integrated Transportable terminals satisfy near term communications requirements of our U.S. government customers. The Joint Combat Camera Imagery and Coalition Military Network systems fielded in Iraq, and the FEMA “mesh” systems fielded to support disaster relief exemplify these types of products.

•	Our on-the-move ground mobile terminal family, which is based on our commercial Archlight technology and offers true broadband IP access to vehicles needing high speed, affordable beyond line-of-sight network access. This product line continues to be evaluated by both U.S. government and prime contractors for a variety of mobile applications.

•	Our new integrated secure ruggedized portable terminal, which is being developed to operate on the Inmarsat BGAN service while providing Type-1 secure IP connectivity. Development was completed in fiscal year 2007.

Customers and Markets

Customers

The primary customers for our government segment are the U.S. DoD, other U.S. government agencies and departments, international allied nations and large defense contractors. While most of our customers are based in the United States, many of our large defense contractor customers have recently been leveraging our network design experience and the advanced capabilities of our products to sell communications products to international military forces. Examples of large defense contractors with which we have worked in the past include Raytheon, Lockheed Martin, Boeing, Northrop Grumman, ITT, and Selex.

Sales and Marketing

We use both direct and indirect sales channels to sell our government products. We have approximately 24 sales and marketing personnel who offer our government products. All but two of these sales personnel are located in the United States. International government sales are conducted primarily through our U.S. sales personnel. Although many of our sales are generated from direct sales, we often sell our products to prime contractors responsible for developing the entire network system where our products are integrated and embedded into the system.

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

Competition

Within our government segment, we generally compete with defense electronics product, subsystem or system manufacturers such as Rockwell Collins, L-3 Communications, Harris, General Dynamics, BAE Systems or similar companies. We may occasionally compete directly with the largest defense prime contractors, who are also customers, including Boeing, Lockheed Martin, Northrop Grumman or Raytheon Systems. We also frequently partner or team with these same companies (large or mid-tier) to compete against other teams for large defense programs. Almost all of the companies with which we compete are substantially larger than us.

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

Broadband Internet Applications.  In recent years, there has also been an increase in the use of satellites for broadband Internet traffic. This growth has been centered on connecting consumers and businesses with the Internet. Satellite capacity is often used where fiber cable is prohibitively expensive or rare, such as rural areas or emerging countries. More recently, certain satellite operators have invested in and launched next generation spot-beam satellites specifically designed for low cost broadband access. We expect satellite communications to offer a cost-effective augmentation capability for Internet Service Providers (ISPs), service providers offering broadband internet access, particularly in markets where ground-based broadband networks are unlikely to be either cost-effective or abundant. Additionally, satellites provide an alternative for ISPs, which are dealing with congestion associated with the distribution of increasing amounts of high-capacity multimedia content on the Internet.

Our commercial business addresses a broad range of satellite communications and other wireless communications products and solutions in the following product areas: (1) Satellite Networks, comprising consumer and mobile broadband products, enterprise VSAT networks products and services, and systems design and technology development; and (2) Antenna Systems.

Satellite Networks

Consumer Broadband

Our consumer broadband products enable broadband access to the global information infrastructure via satellites. We provide system solutions, equipment and support to service providers who distribute directly to end users, such as consumers, and provide the equipment employed by the end user of the service.

For the consumer broadband access market, we believe the key elements for a cost-effective solution for our customers are: (1) access to specialized broadband satellites, which provide low cost satellite capacity and better efficiencies (2) availability of low cost customer premise equipment (CPE), and (3) low per subscriber operational and support costs to support large scale deployments.

We pioneered the development and adaptation of cable modem technology, known as DOCSIS, for use in consumer broadband satellite networks. We provide products and solutions which make more efficient use of the available satellite bandwidth (i,e., more subscribers per satellite), enable faster browsing speeds, leverage mass market DOCSIS chipsets and innovative radio frequency technology to create low cost user equipment, and include an extensive set of tools to automate customer fulfillment and support. Equally important is our emphasis on working closely with satellite operators (e.g., WildBlue, Telesat and Eutelsat) which are investing in next generation satellites specifically designed for low cost broadband access and service providers (e.g., Echostar, DirecTV, National Rural Telecommunications Cooperative, AT&T and Grupo W Telecom) with the distribution channels and support infrastructure to successfully capture the target end users. We believe continued future investments in next generation satellites and related infrastructure will be necessary for satellite broadband technologies to increase their addressable markets and compete more cost-effectively with terrestrial technologies and services. To date, we have shipped more than 200,000 consumer broadband terminals.

Mobile Broadband

With the emergence of increasingly capable satellites, we have been able to leverage our spread spectrum and other innovative satellite networking technologies to develop high data-rate, cost-effective mobile broadband products. We have certified products and systems for in-flight, high speed, two-way Internet and broadcast applications. We have also developed complementary products for the maritime and ground mobile markets.

For the mobile broadband access market, we believe the key elements for a cost-effective customer solution are (1) ubiquitous coverage (including regulatory approvals), (2) equipment suitable for the mobile platform and (3) sufficient capacity and speed to distinguish the service from mobile telephony or more limited data rate services, such as those provided by Inmarsat. For this market, we focus on solutions with unique technical characteristics necessary to operate at high data rates using a small antenna on a moving platform (commercial aircraft, business jets, ships, trains, trucks, automobiles). Our experience with spread spectrum systems with our government products allows us to leverage the various technologies into an integrated platform. We believe it is also important to have strategic partnerships with satellite operators which are committed to providing broadband coverage for the mobile market.

We believe our advantages in this market include our high performance spread spectrum technology, our efficient network management platform, our broadband frequency reuse technology and our position as the current supplier to the leading service providers in this market.

Enterprise VSAT Networks and Services

We are a supplier of very small aperture terminals (VSAT) satellite networks, services and products to enterprise customers in the United States and around the world, including enterprises, service providers, and satellite operators. We design, manufacture and sell satellite-networking products and provide services associated with their use and life cycle support. We also manage the delivery, installation and initial activation of the customer equipment around the world. In addition, we offer long-term software maintenance agreements, technical support agreements and operate a 24/7 network operations center to support our customer base. In North America, we own and operate a VSAT shared hub network and offer satellite network service to enterprise customers.

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

We believe our technical excellence, and large portfolio of satellite technology (enterprise, consumer and government) allows us to react quickly to market requirements and cost effectively implement new features and applications creating a competitive advantage for us in the enterprise VSAT market. Our ability to increasingly leverage innovative technologies and low cost products developed for our consumer broadband business into the enterprise markets should enhance our ability to offer effective enterprise VSAT equipment and solutions.

Satellite Networking Systems Design and Technology Development

We are a leading provider of satellite system design and technology development. We have numerous development capabilities focusing on the development of innovative satellite and other wireless networking technologies and products, which leverage our world class engineers, diverse portfolio of intellectual property, and expertise in both government and commercial markets to provide such things as:

•	satellite network design, planning, and management,

•	beam forming design,

•	modulation and coding,

•	development of advanced networking systems and protocols,

•	signal processing,

•	satellite payload architecture design,

•	modem and terminal design and development,

•	Internet protocol optimization techniques,

•	integrated circuits and assemblies, and

•	network modeling, analysis, and simulation.

These technologies are used in some of our other products, such as (1) DVB-RCS based satellite technology and products used in our enterprise VSAT business, (2) DVB-S2, the latest advance transmission technique from the Digital Video Broadcasting Project industry consortium (www.dvb.org), based satellite technology and products used in our enterprise VSAT business, (3) high frequency transceivers for our consumer broadband business, and (4) subassembly development for our tactical data links business. These technologies are also sold directly to both commercial and government customers, such as satellite terminal and gateway design, high frequency integrated circuits, and large network system design.

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

Antenna Products.  Our antenna products provide standard off-the-shelf antennas for typical geosynchronous satellite applications. Although our antenna systems are often sold and integrated with our other satellite communication products, we also offer a wide range of antenna systems as separate units. Our antennas range from 2.4 meters to 18 meters in diameter. Customers of our antenna systems include cable TV uplink stations and cable system providers that operate head-end receive stations, VSAT service providers, and various satellite communication system integrators that require traditional satellite communication capability.

Customers and Markets

Customers

The majority of our commercial segment customers are satellite network integrators, large communications service providers and corporations requiring complex communications and networking solutions. Over the past couple of years, we have significantly expanded our commercial customer base both domestically and internationally.

Significant commercial customers in the last fiscal year included WildBlue, Eutelsat, Intelsat, Boeing, ARINC, SES Americom, Telesat, Shin Satellite, Grupo W, Telespazio, ITT, Honeywell and Lockheed Martin.

Sales and Marketing

We primarily use direct sales channels to market and sell our products and services. Our marketing and sales activities are organized geographically into domestic and global markets. Our sales and marketing group includes approximately 64 persons.

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

Our principal competitors in satellite networks business are Hughes, Gilat, ND Satcom and iDirect Technologies, each of which offers a broad range of satellite communications products and services. Our satellite networks business also competes with a number of various competing technologies such as digital subscriber lines, frame relay, cable modems as well as emerging technologies such as WiMAX. Our principal competitors in the supply of antenna systems are Andrew Corporation, General Dynamics (VertexRSI) and L-3 Titan.

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

Research and Development

We believe our future success depends on the ability to adapt to the rapidly changing satellite communications and related signal processing and networking software environment. Therefore, the continued timely development and introduction of new products is essential in maintaining our competitive position. We develop most of our products in-house and have a research and development and engineering staff, which includes over 864 engineers.

A significant portion of our research and development efforts have generally been conducted in direct response to the specific requirements of a customer’s order and, accordingly, these amounts are included in the cost of sales when incurred and the related funding is included in revenues at that time.

The portion of our contract revenues which includes research and development funded by government and commercial customers during fiscal year 2007 was approximately $122.9 million, during fiscal year 2006 was approximately $109.5 million, and during fiscal year 2005 was approximately $105.7 million. In addition, we incurred $21.6 million in fiscal year 2007, $15.8 million in fiscal year 2006, and $8.1 million in fiscal year 2005 on independent research and development, which is not directly funded by a third party. Funded research and development contains a profit component and is therefore not directly comparable to independent research and development. As a government contractor, we also are able to recover a portion of our independent research and development expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs.

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

Contract manufacturers produce products for many different customers and are able to pass on the benefits of large scale manufacturing to their customers. These manufacturers are able to achieve high quality products with lower levels of costs by (1) exercising their high-volume purchasing power, (2) employing advanced and efficient production equipment and systems on a full-time basis, and (3) using a highly skilled workforce. Our primary contract manufacturers include Spectral Response, Sypris Electronics, NJRC, MTI and Benchmark.

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

Backlog

As reflected in the table below, funded and firm (funded plus unfunded) backlog increased during fiscal year 2007 with increases coming from our government segment. New contract awards in the current fiscal year increased backlog to a new historical high for us.

	March 30, 2007	March 31, 2006
	(In millions)

Firm backlog
Government segment	$220.0	$183.7
Commercial segment	168.7	191.2

Total	$388.7	$374.9

Funded backlog
Government segment	$193.2	$132.9
Commercial segment	168.7	190.7

Total	$361.9	$323.6

Contract options	$39.3	$13.8

The firm backlog does not include contract options. Of the $388.7 million in firm backlog, approximately $268.4 million is expected to be delivered in fiscal year 2008, and the balance is expected to be delivered in fiscal year 2009 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders. Over the last year, as we have completed many larger scale development programs and the resulting products have been placed into market, we have seen a greater percentage of awards from book and ship-type orders. This has resulted in backlog not growing as fast as the past three fiscal years.

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

Our federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs and for payment of a fee. The fee may be either fixed by the contract or variable, based upon cost control, quality, delivery and the customer’s subjective evaluation of the work. Under time-and-materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed for the cost of materials purchased to perform the contract. Under a fixed-price contract, we agree to perform specific work for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. Revenues generated from contracts with the federal government or our prime contractors for fiscal year 2007 were approximately 30% from cost-reimbursement contracts, approximately 1% from time-and-materials contracts and approximately 69% from fixed-price contracts of total revenues.

Our allowable federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency. Audits may result in non-reimbursement of some contract costs and fees. While the government reserves the right to conduct further audits, audits conducted for periods through fiscal year 2002 have resulted in no material cost recovery disallowances for us.

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

Regulatory Environment

Some of our products are incorporated into wireless communications systems that are subject to regulation domestically by the Federal Communications Commission (FCC) and internationally by other government agencies. Although the equipment operators and not us are often responsible for compliance with these regulations, regulatory changes, including changes in the allocation of available frequency spectrum and in the military standards which define the current networking environment, could materially adversely affect our operations by restricting development efforts by our customers, making current products obsolete or increasing the opportunity for additional competition. Changes in, or our failure to manufacture products in compliance with, applicable regulations could materially harm our business. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies world wide to adopt new standards for these products, generally following extensive investigation and deliberation over competing technologies. The delays inherent in this government approval process have in the past caused and may in the future cause the cancellation, postponement or rescheduling of the installation of communication systems by our customers, which in turn may have a material adverse effect on the sale of our products to the customers.

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

The following marks, among others, are trademarks or service marks of ViaSat or one of our subsidiaries: AcceleNet, AltaSec, ArcLight, LinkStar, LinkStars2, LINKWAY, LinkWayS2, PSIAM, Skylinx, StarWire, SURFBEAM, ViaSat and V Chain. COMSAT Laboratories is a licensed trade name of ours. The following third party trademarks or service marks referenced in the text of this report are owned by the entities indicated: DOCSIS (Cable Television Laboratories), HAIPE (National Security Agency).

Employees

As of March 30, 2007, we had 1,463 employees (of which 53 were temporary employees), including approximately 864 in engineering and research and development, 64 in sales and marketing, 199 in production, and 336 in corporate, administration and production coordination. None of our employees are covered by a collective bargaining agreement and we have never experienced any strike or work stoppage. We believe that relations with our employees are good.

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

A Significant Portion of Our Revenues Is Derived from a Few of Our Contracts

A small number of our contracts account for a significant percentage of our revenues. Our largest revenue producing contracts are related to our tactical data links (which includes MIDS) products generating approximately 23% of our revenues in fiscal year 2007, 24% of our revenues in fiscal year 2006 and 22% of our revenues in fiscal year 2005. Our five largest contracts generated approximately 46% of our revenues in fiscal year 2007, 44% of our revenues in fiscal year 2006 and 27% of our revenues in fiscal year 2005. Further, we derived approximately 15% of our revenues in fiscal year 2007, 19% of our revenues in fiscal year 2006 and 26% of our revenues in fiscal year 2005 from sales of VSAT communications networks. The failure of these customers to place additional orders or to maintain these contracts with us for any reason, including any downturn in their business or financial condition, or our inability to renew our contracts with these customers or obtain new contracts when they expire, could materially harm our business and impair the value of our common stock.

If Our Customers Experience Financial or Other Difficulties, Our Business Could Be Materially Harmed

A number of our commercial customers have in the past, and may in the future experience financial difficulties. Many of our commercial customers face risks that are similar to those we encounter, including risks associated with market growth, product defects, acceptance by the market of products and services, and the ability to obtain sufficient capital. Further, many of our customers that provide satellite based services (including WildBlue, Telesat, Intelsat, Shin Satellite, Boeing and ARINC) could be materially affected by a satellite failure as well as by partial satellite failure, satellite performance degradation, satellite manufacturing errors, and other failures resulting from operating satellites in the harsh space environment. We cannot assure you that our customers will be successful in managing these risks. If our customers do not successfully manage these types of risks, it could impair our ability to generate revenues, collect amounts due from these customers and materially harm our business.

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

Our Development Contracts May Be Difficult for Us to Comply With and May Expose Us to Third-Party Claims for Damages

We are often party to government and commercial contracts involving the development of new products. We derived approximately 24% of our revenues in fiscal year 2007, 25% of our revenues in fiscal year 2006 and 24% of our revenues in fiscal year 2005 from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones. In the past, when we have not complied with the performance obligations or project milestones in a contract, generally, the other party has not elected to terminate the contract or seek damages from us. However, we cannot assure you in the future other parties will not terminate their contracts or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

Our Success Depends on the Investment in and Development of New Satellite and Other Wireless Communications Products and Our Ability to Gain Acceptance of These Products

The wireless and satellite communications markets are subject to rapid technological change, frequent new and enhanced product introductions, product obsolescence and changes in user requirements. Our ability to compete successfully in these markets depends on our success in applying our expertise and technology to existing and emerging satellite and other wireless communications markets. Our ability to compete in these markets also depends in large part on our ability to successfully develop, introduce and sell new products and enhancements on a timely and cost-effective basis that respond to ever-changing customer requirements. Our ability to successfully introduce new products depends on several factors, including:

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

In addition, we believe that significant investments in next generation broadband satellites and associated infrastructure will be required for satellite based technologies to compete more effectively with terrestrial based technologies in the consumer and enterprise markets. We are constantly evaluating the opportunities and investments related to the development of these next generation broadband systems. In the event we determine to make a significant investment in the development of such next generation systems, it may require us to undertake debt financing and/or the issuance of additional equity, which could expose us to increased risks and impair the value of our common stock. In addition, if we are unable to effectively or profitably design, manufacture, integrate and market such next generation technologies, it could materially harm our business and impair the value of our common stock.

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

We May Experience Losses from Our Fixed-Price Contracts

Approximately 84% of our revenues in fiscal year 2007 and 88% of our revenues in fiscal years 2006 and 2005, respectively, were derived from government and commercial contracts with fixed prices. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. In the past, we have experienced significant cost overruns and losses on fixed price contracts. We believe a high percentage of our contracts will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

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

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions and Currency Fluctuations

Approximately 16% of our revenues in fiscal year 2007, 18% of our revenues in fiscal year 2006 and 27% of our revenues in fiscal year 2005 were derived from international sales. We anticipate international sales will account for an increasing percentage of our revenues over the next several years. Many of these international sales may be denominated in foreign currencies. Because we do not currently engage in nor do we anticipate engaging in material foreign currency hedging transactions related to international sales, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.

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

Our Reliance on U.S. Government Contracts Exposes Us to Significant Risks

Our government segment revenues were approximately 52% of our revenues in fiscal year 2007, 49% of our revenues in fiscal year 2006 and 51% of our revenues in fiscal year 2005, and were derived from U.S. government applications. Our U.S. government business will continue to represent a significant portion of our revenues for the foreseeable future. U.S. government business exposes us to various risks, including:

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

We Expect to Incur Research and Development Costs, Which Could Significantly Reduce Our Profitability

Our future growth depends on penetrating new markets, adapting existing communications products to new applications, and introducing new communications products that achieve market acceptance. Accordingly, we are actively applying our communications expertise to design and develop new hardware and software products and enhance existing products. We spent $21.6 million in fiscal year 2007, $15.8 million in fiscal year 2006 and $8.1 million in fiscal year 2005 in research and development activities. We expect to continue to spend discretionary funds on research and development in the near future. The amount of funds spent on research and development projects is dependent on the amount and mix of customer funded development, the types of technology being developed and the affordability of the technology being developed. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the near future. Our research and development program may not produce successful results, which could materially harm our business and impair the value of our common stock.

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

Changes in Financial Accounting Standards Related to Stock Option Expenses Have a Significant Effect on Our Reported Results

The Financial Accounting Standards Board (FASB) issued a revised standard that requires that we record compensation expense in the statement of operations for employee stock options using the fair value method. The adoption of the new standard from the beginning of fiscal year 2007 has had and will continue to have a significant effect on our reported earnings and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to establish the value of stock options. As a result, the adoption of the new standard in fiscal year 2007 could impair the value of our common stock and result in greater stock price volatility.

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

Adverse Regulatory Changes Could Impair Our Ability to Sell Products

Our products are incorporated into wireless communications systems that must comply with various government regulations, including those of the FCC. In addition, we operate and provide services to customers through the use of several satellite earth hub stations, which are licensed by the FCC. Regulatory changes, including changes in the allocation of available frequency spectrum and in the military standards and specifications that define the current satellite networking environment, could materially harm our business by (1) restricting development efforts by us and our customers, (2) making our current products less attractive or obsolete, or (3) increasing the opportunity for additional competition. Changes in, or our failure to comply with, applicable regulations could materially harm our business and impair the value of our common stock. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for these products and services, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this government approval process have caused and may continue to cause our customers to cancel, postpone or reschedule their installation of communications systems. This, in turn, may have a material adverse effect on our sales of products to our customers.

Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence Over Matters Requiring Stockholder Approval

As of May 23, 2007, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 16% of our common stock. Accordingly, these stockholders may be able to significantly influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. These stockholders may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. This ownership interest could also have the effect of delaying or preventing a change in control.

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

We are headquartered in facilities consisting of approximately 400,000 square feet in Carlsbad, California. Approximately 300,000 square feet are currently under a lease expiring in 2017, with 25,000 square feet expiring in April 2008. We expect to occupy an additional 68,000 square feet of leased space in Carlsbad, California, currently under construction, in the next twelve months. We also have (1) facilities consisting of approximately 20,000 square feet in San Diego, California under a lease expiring in 2015, (2) facilities consisting of approximately 146,000 square feet in Duluth, Georgia under a lease expiring in 2015, (3) a warehouse consisting of approximately 17,000 square feet in Atlanta, Georgia under a lease expiring in 2011, (4) facilities consisting of approximately 45,000 square feet in Germantown, Maryland with a lease expiring in 2011, (5) facilities consisting of approximately 34,000 square feet in Gilbert, Arizona under a lease expiring in 2012 and (6) a facility of approximately 38,000 square feet in Cleveland, Ohio under a lease expiring in 2016. Additionally, we maintain offices or a sales presence in Arlington (Virginia), Linthicum Heights (Maryland), Boston (Massachusetts), Australia, China, Canada, India, Italy and Spain. We anticipate operating additional regional sales offices in fiscal year 2008 and beyond.

Item 3.	Legal Proceedings

We are party to various legal actions arising in the ordinary course of our business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position or results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations for the period in which the ruling occurs, or future periods.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 30, 2007.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “VSAT.” The following table sets forth the range of high and low sales prices on the Nasdaq Global Market of our common stock for the periods indicated, as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low

Fiscal 2006
First Quarter	$23.20	$17.30
Second Quarter	25.72	20.14
Third Quarter	28.84	23.16
Fourth Quarter	29.17	24.63
Fiscal 2007
First Quarter	$30.83	$23.65
Second Quarter	28.21	22.32
Third Quarter	30.45	24.36
Fourth Quarter	36.00	27.88

To date, we have neither declared nor paid any dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operation and development of our business and, therefore, do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. In addition, our credit facility restricts our ability to pay dividends. As of May 23, 2007 there were 574 holders of record of our common stock. On May 23, 2007, the last sale price reported on the Nasdaq Global Market for our common stock was $32.53 per share.

The information required to be disclosed by Item 201(d) of Regulation S-K “Securities Authorized for Issuance Under Equity Compensation Plans” is included under Item 12 of Part III of this annual report.

Recent Sales of Unregistered Securities

Under the terms of our purchase agreement related to the Enerdyne acquisition, as of March 30, 2007 Enerdyne achieved certain operating results entitling the former Enerdyne stockholders to additional consideration in the amount of $5.9 million. We settled the additional consideration obligation through the issuance of 170,763 shares of our common stock and $260,000 in cash on May 3, 2007. Additional purchase price consideration of $5.9 million was recorded as additional government segment goodwill as of March 30, 2007. The issuance of common stock was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder, based upon representations that we obtained from each former Enerdyne stockholder receiving such shares that the Enerdyne stockholder is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

Item 6.	Selected Financial Data

The following table provides our selected financial information for us for each of the fiscal years in the five-year period ended March 30, 2007. The data as of and for each of the fiscal years in the five-year period ended March 30, 2007 have been derived from our audited financial statements and include, in the opinion of our management, all adjustments necessary to state fairly the data for those periods. You should consider the financial statement data provided below in conjunction with “Management’s Discussion and Analysis of Financial Condition

and Results of Operations” and the financial statements and notes which are included elsewhere in this annual report. All amounts shown are in thousands, except per share data.

	March 30,	March 31,	April 1,	April 2,	March 31,
Years Ended	2007	2006	2005	2004	2003

Statement of Income Data:
Revenues	$516,566	$433,823	$345,939	$278,579	$185,022
Operating expenses:
Cost of revenues	380,092	325,271	262,260	206,327	142,908
Selling, general and administrative	69,896	57,059	48,631	38,800	37,858
Independent research and development	21,631	15,757	8,082	9,960	16,048
Amortization of intangible assets	9,502	6,806	6,642	7,841	8,448

Income (loss) from operations	35,445	28,930	20,324	15,651	(20,240)
Interest income (expense)	1,741	(200)	304	(346)	(740)

Income (loss) before income taxes and minority interest	37,186	28,730	20,628	15,305	(20,980)
Provision (benefit) for income taxes	6,755	5,105	1,246	2,015	(11,395)
Minority interest in net earnings of subsidiary, net of tax	265	110	115	122	47

Net income (loss)	$30,166	$23,515	$19,267	$13,168	$(9,632)

Basic net income (loss) per share	$1.06	$0.87	$0.72	$0.50	$(0.37)

Diluted net income (loss) per share	$0.98	$0.81	$0.68	$0.48	$(0.37)

Shares used in computing basic net income (loss) per share	28,589	27,133	26,749	26,257	26,016

Shares used in computing diluted net income (loss) per share	30,893	28,857	28,147	27,558	26,016

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$103,392	$36,887	$14,741	$18,670	$4,269
Working capital	187,406	152,907	138,859	107,846	74,276
Total assets	483,939	365,069	301,825	272,682	237,155
Other liabilities	13,273	7,625	3,911	2,944	1,847
Total stockholders’ equity	348,795	263,298	226,283	202,475	183,887

Net income for fiscal year 2007 included stock-based compensation expense under Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment” adopted on April 1, 2006 of approximately $5.0 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading provider of advanced digital satellite communications and other wireless and secure networking and signal processing equipment and services to the government and commercial markets. Based on our history and extensive experience in complex defense communications systems, we have developed the capability to design and implement innovative communications solutions, which enhance bandwidth utilization by applying our sophisticated networking and digital signal processing techniques. Our goal is to leverage our advanced technology and capabilities to capture a considerable share of the secure networking and global satellite communications equipment and services segment of the broadband communications market for both government and commercial customers.

Our internal growth to date has historically been driven largely by our success in meeting the need for advanced communications products for our government and commercial customers. By developing cost-effective communications solutions incorporating our advanced technologies, we have continued to grow the markets for our products and services.

Our company is organized principally in two segments: government and commercial. Our government business encompasses specialized products principally serving defense customers and includes:

•	Data links, including MIDS terminals, MIDS JTRS development and unmanned vehicle technologies,

•	Information security and assurance products and services, which enable military and government users to communicate secure information over secure and non-secure networks, and

•	Government satellite communication systems and products, including UHF DAMA satellite communications products consisting of modems, terminals and network control systems, and innovative broadband solutions to government customers to increase available bandwidth using existing satellite capacity.

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

The commercial segment comprises two business product groups: satellite networks and antenna systems. Our commercial business offers an end-to-end capability to provide customers with a broad range of satellite communication and other wireless communications equipment solutions including:

•	Consumer broadband products and solutions to customers based on DOCSIS or DVB-RCS-based technology,

•	Mobile broadband products and systems for in-flight, maritime and ground mobile broadband applications,

•	Enterprise VSAT networks products and services,

•	Satellite networking systems design and technology development, and

•	Antenna systems for commercial and defense applications and customers.

With expertise in commercial satellite network engineering, gateway construction, and remote terminal manufacturing for all types of interactive communications services, we have the ability to take overall responsibility for designing, building, initially operating, and then handing over a fully operational, customized satellite network serving a variety of markets and applications.

In recent years approximately one-half of our revenues has been generated from satellite based communications products and systems solutions to address commercial market needs. Our commercial business accounted for approximately 48% of our revenues in fiscal year 2007, 53% of our revenues in fiscal year 2006 and 51% of our revenues in fiscal year 2005. To date, our principal commercial offerings include satellite communication terminals, known as Very Small Aperture Terminals (VSATs), broadband internet equipment over satellite, network control systems, network integration services, network operation services, satellite system design gateway infrastructure, antenna systems and other satellite ground stations. In addition, based on our advanced satellite technology and systems integration experience, we have developed products addressing five key broadband markets: enterprise, consumer, in-flight, maritime and ground mobile applications.

To date, our ability to grow and maintain our revenues has depended on our ability to identify and target markets where the customer places a high priority on the technology solution, and obtaining additional sizable contract awards. Due to the nature of this process, it is difficult to predict the probability and timing of obtaining awards in these markets.

Our products are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Historically, approximately 84% for fiscal year 2007 and 88% for fiscal years 2006 and 2005 of our revenues were derived from fixed-price contracts, which require us to provide products and services under a contract at a stipulated price. The remainder of our annual revenue was derived from cost-reimbursement contracts, under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit, and from time-and-materials contracts which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services.

Historically, a significant portion of our revenues are from contracts for the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development were approximately $122.9 million or 24% of our total revenues during fiscal year 2007, $109.5 million or 25% of our total revenues during fiscal year 2006, and $105.7 million or 31% of our total revenues during fiscal year 2005.

We also incur independent research and development expenses, which are not directly funded by a third party. Independent research and development expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development programs. Independent research and development expenses were approximately 4% of revenues during fiscal year 2007 and 2006 and 2% of revenues during fiscal year 2005. As a government contractor, we are able to recover a portion of our independent research and development expenses pursuant to our government contracts.

Executive Summary

We develop and manufacture satellite ground systems and other related government and commercial digital communications equipment. Our products are generally highly complex and have a concept-to-market timeline of several months to several years. The development of products where customers expect state-of-the-art results requires an exceptionally talented and dedicated engineering workforce. Since inception, we have been able to attract, develop and retain engineers who support our business and customer objectives, while experiencing low turnover (relative to our industry). The consistency and depth of our engineering workforce has enabled us to develop leading edge products and solutions for our customers.

Our annual awards have progressively grown from approximately $200 million to approximately $500 million over the past five years. The awards growth each of the past five years and the conversion of certain of the awards has contributed to our revenue growth.

There are a number of large new business opportunities we are pursuing in fiscal year 2008. In the government segment, the opportunities include the MIDS LVT Lot VIII production order, international MIDS LVT orders, new MIDS joint tactical radio system development and pre-production contracts, additional funding for current information assurance projects, new information assurance contracts using our HAIPE technology, and orders for our KG-250 and KG-255 products. In our commercial segment, the opportunities include new production orders for existing and new consumer and mobile broadband systems and equipment, and further penetration in the North American market for enterprise VSAT and antenna systems. The probability and timing of these orders is not entirely predictable, so our revenue may vary somewhat from quarter-to-quarter or even year-to-year.

Generating positive cash flows from operating activities was a financial priority for us in fiscal years 2007 and 2006 and will continue to be a focus in fiscal year 2008. Key areas we monitor to achieve cash flow objectives include: generating income from operations, reducing our unbilled accounts receivable by monitoring program performance, reducing the cycle time for amounts billed to customers and their related collection, and reducing inventory on hand as a percentage of sales.

We expect that our capital needs for fiscal year 2008 will be similar to fiscal year 2007. In fiscal years 2006 and 2007, we initiated and completed facility expansion and modernization projects in Carlsbad, California and Gilbert, Arizona, as well as expanded our production test equipment and lab development equipment and information technology to meet customer program requirements and growth forecasts. In fiscal year 2008, we have additional facility projects planned in Carlsbad, California, as well as production test equipment and information technology projects to support our growth needs. Our facility needs have normally been met with long-term lease agreements, but we do anticipate additional tenant improvements over the next two fiscal years associated with our expansion. Additionally, as our employee base increases, the need for additional computers and other equipment will also increase.

Included in fiscal year 2006 operating cash flow is $4.8 million we received as a result of a settlement with Xetron. Operating income for fiscal year 2006 includes a benefit to cost of revenues of $2.7 million related to this settlement.

On December 1, 2005, we completed the acquisition of all of the outstanding capital stock of Efficient Channel Coding (ECC), a privately-held designer and supplier of broadband communication integrated circuits and satellite communication systems. The initial purchase price of approximately $16.6 million was comprised primarily of $15.8 million in cash consideration, $227,000 in direct acquisition costs and $525,000 related to the fair value of options exchanged at the closing date. The $16.1 million of cash consideration less cash acquired of approximately $70,000 resulted in a net cash outlay of approximately $16.0 million. Under the terms of the ECC acquisition agreement up to an additional $9.0 million in consideration is payable in cash and/or stock at our option on or prior to the eighteen (18) month anniversary of the closing date based on ECC meeting certain financial performance targets. On May 23, 2006, we agreed to pay the maximum additional consideration amount to the former ECC stockholders in the amount of $9.0 million. The $9.0 million is payable in cash or stock, at our option, in May 2007. Additional purchase price consideration of $9.0 million was recorded as additional Satellite Networks goodwill in the first quarter of fiscal year 2007.

We have recorded $9.8 million in identifiable intangible assets and $17.6 million in goodwill based on the fair values and the final allocation of purchase price of the acquired assets and assumed liabilities. The consolidated financial statements include the operating results of ECC from the date of acquisition in our Satellite Networks product line in the commercial segment.

We believe the acquisition of ECC was beneficial to ViaSat because of ECC’s complimentary technologies, namely DVB-S2 and ASIC design capabilities, customers and highly skilled workforce. The potential opportunities these benefits provide to our Satellite Networks product group in our commercial segment were among the factors that contributed to a purchase price resulting in the recognition of goodwill. The intangible assets and goodwill recognized will be deductible for federal income tax purposes.

On June 20, 2006, we completed the acquisition of all of the outstanding capital stock of Enerdyne Technologies (Enerdyne), a privately-held provider of innovative data link equipment and digital video systems for defense and intelligence markets, including unmanned aerial vehicle and other airborne and ground based applications. The initial purchase price of approximately $17.5 million was comprised primarily of $16.4 million related to the fair value of 724,231 shares of our common stock issued at the closing date, $500,000 in cash consideration, and $700,000 in direct acquisition costs. The $1.2 million of cash consideration paid to the former Enerdyne stockholders and the transaction expenses paid less cash acquired of $900,000 resulted in a net cash outlay of approximately $281,000. At June 20, 2006, under the terms of the Enerdyne acquisition agreement, up to an additional $8.7 million in consideration was payable in cash and stock based on Enerdyne achieving certain earnings performance in any fiscal year up to and including our 2010 fiscal year (as well as projected earnings performance for the one-year period thereafter). No portion of the additional consideration was guaranteed. As of March 30, 2007, Enerdyne achieved financial results entitling the former stockholders of Enerdyne to $5.9 million of additional consideration. Accordingly, on May 3, 2007, we issued 170,763 shares of common stock and $260,000 in cash to the former Enerdyne stockholders in full settlement of the payable and of all additional consideration provisions. Additional purchase price consideration of $5.9 million was recorded as additional government segment goodwill in the fourth quarter of fiscal year 2007. During March 2007, a $1.5 million adjustment reducing goodwill was made to the final purchase price allocation for Enerdyne as certain tax matters were resolved regarding utilization of Enerdyne’s net operating losses (NOL) as tax deductions in the future resulting in deferred tax asset being recorded.

At June 20, 2006, we recorded $6.6 million in identifiable intangible assets and $11.7 million in goodwill based on the fair values and the final allocation of purchase price of the acquired assets and assumed liabilities of Enerdyne. In March 2007, goodwill was subsequently increased to $16.1 million as a result of the additional consideration and adjustment to the final purchase price allocation for certain tax matters. The consolidated financial statements include the operating results of Enerdyne from the date of acquisition in our unmanned aerial vehicle (UAV) products in the government segment.

We believe the acquisition of Enerdyne is complementary to us because we will benefit from their technology, namely unmanned analog and digital video data link capabilities, existing relationships in the UAV market, customers and highly skilled workforce. The potential opportunities these benefits provide to our UAV products in our government segment were among the factors that contributed to a purchase price resulting in the recognition of goodwill. The intangible assets and goodwill recognized will not be deductible for federal income tax purposes.

On February 16, 2007, we completed the acquisition of all of the outstanding capital stock of Intelligent Compression Technologies (ICT), a privately-held provider to corporations, internet service providers (ISPs), and satellite/wireless carriers of data compression techniques, advanced transport protocols, and application optimization to increase the speeds of either narrowband or broadband terrestrial, wireless, or satellite services. The initial purchase price of approximately $20.7 million was comprised primarily of $13.3 million related to the fair value of 414,073 shares of our common stock issued at the closing date, $7.2 million in cash consideration, and approximately $200,000 in direct acquisition costs. The $7.2 million in cash consideration paid to the former ICT stockholders plus approximately $200,000 in direct acquisition costs less cash acquired of $32,000 resulted in a net cash outlay of approximately $7.3 million. Under the terms of the ICT acquisition agreement, up to an additional $34.3 million in additional consideration is payable in cash and/or stock, at our option, based on ICT achieving certain earnings performance over certain 12-month periods during the two years following closing (as well as projected earnings performance for the one-year period thereafter). No portion of the additional consideration is guaranteed. The additional consideration, if earned, is payable after the 12-month period in which ICT achieves the specified earnings performance and will be recorded as additional purchase price.

At February 18, 2007, we recorded $12.6 million in identifiable intangible assets and $12.6 million in goodwill based on the fair values and the preliminary allocation of purchase price of the acquired assets and assumed liabilities. The consolidated financial statements include the operating results of ICT from the date of acquisition in our Satellite Networks product line in the commercial segment.

The acquisition of ICT is beneficial to ViaSat because it adds leading edge compression and wide area network acceleration technologies. The ICT Accelenet family of products speeds web browsing and accelerates leading office applications, while simultaneously reducing network congestion. These benefits may extend to our consumer, enterprise, or government customers. The potential opportunities these benefits provide to our products were among the factors that contributed to a purchase price resulting in the recognition of goodwill. The intangible assets and goodwill recognized will not be deductible for federal income tax purposes. The purchase price allocation is preliminary due to resolution of certain ICT tax attributes.

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

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. In the fiscal years ended March 30, 2007, March 31, 2006 and April 1, 2005, we recorded losses of approximately $4.5 million, $5.1 million, and $5.7 million, respectively, related to loss contracts.

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

We believe that we have established appropriate systems and processes to enable us to reasonably estimate future cost on our programs through regular quarterly evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis. However, a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. For example, a one percent variance in our future cost estimates on open fixed-price contracts as of March 30, 2007 would change our pre-tax income by approximately $303,000.

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

Accounting for stock-based compensation

At March 30, 2007, we had stock-based compensation plans described in Note 5 to the Consolidated Financial Statements. We grant options to purchase our common stock and award restricted stock units to our employees and directors under our equity compensation plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our employee stock purchase plan. The benefits provided under these plans are stock-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment.” Effective April 1, 2006, we use the fair value method to apply the provisions of FAS 123R with a modified prospective application which provides for certain changes to the method for estimating the value of stock-based compensation. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date, which are subsequently modified or cancelled. Under the modified prospective application method, prior periods are not revised for comparative purposes. Stock-based compensation expense recognized under FAS 123R for the fiscal year ended March 30, 2007 was $1.9 million, $1.2 million and $782,000 for employee stock options (including stock options assumed in business combination), restricted stock units and the employee stock purchase plan, respectively. At March 30, 2007, there was $10.1 million, $9.0 million and $169,000 remaining in unrecognized estimated compensation expense related to non-vested stock options, restricted stock units and the employee stock purchase plan, respectively, which is expected to be recognized over a weighted average period of 3.1 years, 3.5 years and less than six months, respectively.

Upon adoption of FAS 123R, we began estimating the value of stock option awards on the date of grant using a Black-Scholes option-pricing model (Black-Scholes model). Prior to the adoption of FAS 123R, the value of all stock-based awards was estimated on the date of grant using the Black-Scholes model as well for the pro forma information required to be disclosed under FAS 123. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

If factors change and we employ different assumptions in the application of FAS 123R in future periods, the compensation expense that we record under FAS 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate stock-based compensation under FAS 123R. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our stock-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee stock-based awards is determined in accordance with FAS 123R and the SEC’s Staff Accounting Bulletin No. 107 (SAB 107), using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Estimates of stock-based compensation expense can be significant to our financial statements, but this expense is based on option valuation models and will never result in the payment of cash by us. The guidance in FAS 123R and SAB 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Theoretical valuation models and market-based methods are evolving and may result in lower or higher fair value estimates for stock-based compensation. The timing, readiness, adoption, general acceptance, reliability and testing of these methods is uncertain. Sophisticated mathematical models may require voluminous historical information, modeling expertise, financial analyses, correlation analyses, integrated software and databases, consulting fees, customization and testing for adequacy of internal controls. Market-based methods are emerging that, if employed by us, may dilute our earnings per share and involve significant transaction fees and ongoing administrative expenses. The uncertainties and costs of these extensive valuation efforts may outweigh the benefits to investors.

Our expected volatility is a measure of the amount by which our stock price is expected to fluctuate. The estimated volatility for stock options and employee stock purchase rights is based on the historical volatility calculated using the daily stock price of our stock over a recent historical period equal to the expected term. The risk-free interest rate that we use in determining the fair value of our stock-based awards is based on the implied yield on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our stock-based awards.

The expected life of employee stock options represents the calculation using the “simplified” method for “plain vanilla” options applied consistently to all “plain vanilla” options, consistent with the guidance in SAB 107. We expect to replace the “simplified” method with the historical data method for the valuation of shares granted after December 31, 2007, as more detailed information becomes readily available to us, consistent with the guidance in SAB 107. The weighted average expected life of employee stock options granted during the fiscal year ended March 30, 2007 derived from the “simplified” method was 4.5 years. The expected term or life of employee stock purchase rights issued represents the expected period of time from the date of grant to the estimated date that the stock purchase right under our employee stock purchase plan would be fully exercised.

In fiscal year 2006, we recorded total stock compensation expense of $1.6 million of which $95,000 related to stock options issued at acquisition of ECC and $1.5 million was recorded upon the acceleration of vesting of certain employee stock options. Stock compensation expense presented in the consolidated statement of operations was recorded as follows: $796,000 to cost of revenue, $686,000 to selling, general and administrative expense and $74,000 to independent research and development. In fiscal year 2005, we recorded $0 in compensation expense.

On December 1, 2005, as a part of the acquisition of all of the outstanding capital stock of ECC, we issued 23,424 unvested stock options under the Efficient Channel Coding, Inc. 2000 Long Term Incentive Plan assumed under the terms of the acquisition agreement. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, we recorded $291,000 in deferred stock-based compensation which is being amortized to compensation expense over the remaining service period. We amortized $95,000 to compensation expense related to this deferred stock-based compensation through March 31, 2006.

Review of stock option grant procedures

In August 2006 we commenced and completed a voluntary internal investigation, assisted by our outside legal counsel, of our historical stock option granting practices, stock option documentation and related accounting during the period from our initial public offering in December 1996 through June 30, 2006. At the conclusion of our investigation, we and our outside legal counsel determined that there was no evidence of a pattern of intentionally misdating stock option grants to achieve an accounting result, or that any of our officers, directors, or senior executives willfully or knowingly engaged in stock options misdating, or had knowledge of others doing so.

During the investigation we identified certain accounting errors associated with stock options granted primarily to certain non-executive new hire employees during the ten-year period from December 1996 to June 30, 2006. Based on the results of the investigation, we identified that certain stock options to non-executive new hires had incorrectly been accounted for using an accounting measurement date prior to the date that the new hires commenced employment. We concluded, with the concurrence of the Audit Committee, that the financial impact of these errors was not material to our consolidated financial statements for any annual period in which the errors related. In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29, we recorded a cumulative adjustment to compensation expense in the first quarter of fiscal year 2007 of $703,000, net of tax, because the effect of the correcting adjustment was not material to our expected fiscal year 2007 net income. This non-cash compensation expense adjustment will have no impact on future periods. There is no impact on revenue or net cash provided by operating activities as a result of recording the compensation expense adjustment.

Option acceleration

On March 30, 2006, our Board of Directors accelerated the vesting of certain unvested employee stock options previously awarded to our employees under our equity participation plan. Stock options held by our non-employee directors were not accelerated. Options to purchase approximately 1.5 million shares of common stock (representing approximately 26% of our total current outstanding options) were subject to this acceleration. All of the accelerated options were “in-the-money” and had exercise prices ranging from $4.70 to $26.94. All other terms and conditions applicable to such options, including the exercise prices, remain unchanged. Because the exercise price of all options subject to acceleration was lower than the fair market value of our underlying common stock on the date of acceleration, we recorded $1.5 million in compensation expense. The decision to accelerate vesting of these options was made primarily to eliminate the recognition of the related compensation expense in our future consolidated financial statements with respect to these unvested stock options upon adopting SFAS 123(R). We recognized a pre-tax charge for estimated compensation expense of approximately $1.5 million in the fiscal fourth quarter ended March 31, 2006 after considering expected employee turnover rates to reflect, absent the acceleration, the “in-the-money” value of accelerated stock options we estimate would have been forfeited (unvested) pursuant to their original terms.

The accelerated stock options are subject to lock-up restrictions preventing the sale of any shares acquired through the exercise of an accelerated stock option prior to the date on which the exercise would have been permitted under the stock option’s original vesting terms.

Allowance for doubtful accounts

We make estimates of the collectibility of our accounts receivable based on historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a significant portion of our sales has been to the U.S. government. More recently, commercial customers comprise a larger part of our revenues. Our accounts receivable balance was $139.8 million, net of allowance for doubtful accounts of $1.2 million, as of March 30, 2007 and our accounts receivable balance was $144.7 million, net of allowance for doubtful accounts of $265,000, as of March 31, 2006.

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

Impairment of long-lived assets (Property and equipment and other intangible assets)

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess potential impairments to our long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. We have not identified any such impairments.

Valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with SFAS No. 109, “Accounting for Income Taxes,” net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We maintained a valuation allowance of $403,000 and $303,000 against deferred tax assets at March 30, 2007 and March 31, 2006, respectively, relating to research credit carryforwards available to reduce state income taxes.

Derivatives

We enter into foreign currency forward and option contracts to hedge certain forecasted foreign currency transactions. Gains and losses arising from foreign currency forward and option contracts not designated as hedging instruments are recorded in interest income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as gains (losses) on derivative instruments until the underlying transaction affects our earnings. We had no foreign currency forward contracts outstanding at March 30, 2007. The fair value of our foreign currency forward contracts was a liability of $183,000 at March 31, 2006 and we had $4.1 million of notional value of foreign currency forward contracts outstanding at March 31, 2006.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

Years Ended	March 30, 2007	March 31, 2006	April 1, 2005

Revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	73.6	75.0	75.8
Selling, general and administrative	13.5	13.1	14.1
Independent research and development	4.2	3.6	2.3
Amortization of intangible assets	1.8	1.6	1.9

Income from operations	6.9	6.7	5.9
Income before income taxes	7.2	6.6	6.0
Provision for income taxes	1.3	1.2	0.4

Net income	5.8	5.4	5.6

Fiscal Year 2007 Compared to Fiscal Year 2006

Revenues.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 30, 2007	March 31, 2006	(Decrease)	(Decrease)
(In millions, except percentages)

Revenues	$516.6	$433.8	$82.7	19.1%

The increase in revenues was due to the higher customer awards received in the past two fiscal years consisting of $525.0 million in fiscal year 2007 and $443.7 million in fiscal year 2006 and the conversion of certain of those awards into revenues. Increased revenues were experienced in both our government and commercial segments. Growth was primarily derived from increased sales of our tactical data link products of approximately $21.0 million, certain government information assurance products of approximately $27.2 million, consumer broadband sales of approximately $26.3 million and the addition of $9.1 million in sales of video data link systems from the acquisition of Enerdyne in our fiscal second quarter, offset by certain mobile broadband product sales decreasing by approximately $9.8 million.

Cost of Revenues.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 30, 2007	March 31, 2006	(Decrease)	(Decrease
	(In millions, except percentages)

Cost of Revenues	$380.1	$325.3	$54.8	16.9%
Percentage of revenues	73.6%	75.0%

The increase in cost of revenues from $325.3 million to $380.1 million is primarily due to our increased revenues. However, we did experience a decrease in the cost of revenues as a percent of revenues from 75.0% in the prior year to 73.6% in the current year. This improvement was primarily due to product cost reductions in our consumer broadband products, which yielded cost of revenues decreases of 7.1 percentage points for the fiscal year 2007 compared to the fiscal year 2006. These cost reductions were offset by overall product cost of revenue increases of approximately 4.0 percentage points in our government segment and approximately 6.4 percentage points from our antenna systems products. Cost of revenues for the fiscal year 2007 included approximately $1.8 million in stock based compensation expense and $701,000 related to the accelerated vesting of certain employee stock options in fiscal year 2006. Cost of revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competition, new product introduction costs and other factors.

Selling, General and Administrative Expenses.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 30, 2007	March 31, 2006	(Decrease)	(Decrease)
	(In millions, except percentages)

Selling, General and Administrative	$69.9	$57.1	$12.8	22.5%
Percentage of revenues	13.5%	13.1%

The increase in selling, general and administrative (SG&A) expenses year over year is primarily attributable to higher selling and marketing costs from our growth in revenues and acquisitions of approximately $3.0 million, higher support and facility costs related to our expanded facilities of approximately $6.9 million and approximately $2.9 million in stock based compensation expense recorded in fiscal year 2007. The reduction in percentage is due to the lower support costs required to operate the company as it grows.

SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.

Independent Research and Development.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 30, 2007	March 31, 2006	(Decrease)	(Decrease)
	(In millions, except percentages)

Independent Research and Development	$21.6	$15.8	$5.9	37.3%
Percentage of revenues	4.2%	3.6%

The increase in independent research and development (IR&D) expenses reflects year over year increases in the government segment of $3.4 million and the commercial segment of $2.5 million. The higher IR&D expenses are principally for the development of new information assurance, military satellite communication and next generation VSAT equipment, and reflect our recognition of certain opportunities in these markets and the need to invest in the development of new technologies to meet these opportunities.

Amortization of Intangible Assets.  The intangible assets from acquisitions completed in fiscal years 2001, 2002, 2006 and 2007 are being amortized over original useful lives ranging from eight months to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized.

The expected amortization expense of long-lived intangible assets for the next five fiscal years is as follows:

Amortization
(In thousands)

Expected for fiscal year 2008	$9,150
Expected for fiscal year 2009	8,403
Expected for fiscal year 2010	5,179
Expected for fiscal year 2011	4,669
Expected for fiscal year 2012	3,569
Thereafter	2,631

$33,601

Interest Income.  Interest income increased to $2.2 million for fiscal year 2007 from $248,000 for fiscal year 2006 due to higher average invested cash balances year over year and higher interest rates earned.

Interest Expense.  Interest expense was the same, $448,000, for fiscal years 2007 and 2006 primarily due to commitment fees on our line of credit availability which remained the same year over year. At March 30, 2007 and March 31, 2006, there were no outstanding borrowings under our line of credit.

Provision for Income Taxes.  Our effective tax rate was 18.2% in fiscal year 2007 compared to 17.8% in fiscal year 2006. Our effective tax rate of 17.8% for fiscal year 2006 reflects the expiration of the federal research tax credit at December 31, 2005 and our effective tax rate of 18.2% for fiscal 2007 reflects the retroactive reinstatement of the federal research tax credit. The higher tax rate reflects an increase to earnings before tax from fiscal year 2006 to fiscal year 2007 which was greater than the increase in research tax credits, even with the retroactive restatement of the federal research tax credit. Our effective rate differs from the statutory federal rate primarily due to research tax credits and state income taxes.

Our Segment Results Fiscal Year 2007 Compared to Fiscal Year 2006

Government Segment

Revenues.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 30, 2007	March 31, 2006	(Decrease)	(Decrease)
(In millions, except percentages)

Revenues	$270.7	$210.6	$60.1	28.5%

The increase in government segment revenues related primarily to a higher beginning backlog and the receipt of $301.8 million in awards during fiscal year 2007. The increased sales were principally from higher year over year tactical data link products sales, principally MIDS JTRS development program revenue, of approximately $21.0 million, government information assurance of approximately $27.2 million, as well as the acquisition of Enerdyne in our fiscal second quarter contributing approximately $9.1 million from sales of video data link products.

Segment Operating Profit.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 30, 2007	March 31, 2006	(Decrease)	(Decrease)
	(In millions, except percentages)

Segment operating profit	$41.7	$41.9	$(0.2)	(0.5)%
Percentage of segment revenues	15.4%	19.9%

The slight decrease in government segment operating profit dollars was related to increased cost of revenues primarily from our MIDS product group which experienced 4.7 percentage points in cost of revenues growth from the prior year, higher IR&D expenses of $3.4 million and SG&A expenses of $7.8 million from higher selling and support costs, and additional non-cash stock based compensation charges of $2.4 million, offset by increased revenues of $60.1 million.

Commercial Segment

Revenues.

			Dollar	Percentage
	Years Ended		Increase	Increase
Satellite Networks	March 30, 2007	March 31, 2006	(Decrease)	(Decrease)
	(In millions, except percentages)

Revenues	$206.2	$182.3	$23.9	13.1%

Antenna Systems

Revenues	$39.6	$47.2	$(7.6)	(16.1)%

Total Commercial Segment

Revenues	$245.8	$229.5	$16.4	7.1%

The increase in commercial segment revenues reflects higher sales of satellite networking systems, principally consumer broadband sales of approximately $26.3 million offset by certain mobile broadband sales decreases of approximately $9.8 million. The higher sales of satellite networking equipment revenue reflects higher customer awards stemming from greater market acceptance of our products, the conversion of those awards to revenue, more favorable market conditions in the commercial telecommunications market for our products and further development of our consumer satellite broadband systems.

Segment Operating Profit.

			Dollar	Percentage
	Years Ended		Increase	Increase
Satellite Networks	March 30, 2007	March 31, 2006	(Decrease)	(Decrease)
	(In millions, except percentages)

Satellite Networks operating profit	$4.4	$(6.8)	$11.2	164.2%
Percentage of Satellite Network revenues	2.1%	(3.7)%

Antenna Systems

Antenna Systems operating profit	$(0.7)	$3.9	$(4.6)	(117.7)%
Percentage of Antenna Systems revenues	(1.7)%	8.2%

Total Commercial Segment

Segment operating profit	$3.7	$(2.9)	$6.6	226.1%
Percentage of segment revenues	1.5%	(1.3)%

The increase in commercial segment operating profits of $6.6 million was primarily driven by improved performance of consumer broadband products which contributed $16.4 million higher operating profit year over year through improved product sales and program cost reductions over the prior year. This increase was offset by lower margins from our antenna systems products from development cost overruns of approximately $4.4 million comparatively. Additionally, our commercial segment had increased IR&D expenses of approximately $2.5 million to support development of next generation VSAT equipment and other market opportunities and increased non-cash stock based compensation expense of approximately $1.1 million.

Fiscal Year 2006 Compared to Fiscal Year 2005

Revenues.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 31, 2006	April 1, 2005	(Decrease)	(Decrease)
(In millions, except percentages)

Revenues	$433.8	$345.9	$87.9	25.4%

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

Cost of Revenues.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 31, 2006	April 1, 2005	(Decrease)	(Decrease)
	(In millions, except percentages)

Cost of revenues	$325.3	$262.3	$63.0	24.0%
Percentage of revenues	75.0%	75.8%

The increase in cost of revenues from $262.3 million to $325.3 million was primarily due to our increased revenues. However, we did experience a decrease in the cost of revenues as a percent of revenues from 75.8% in the prior year to 75.0% in the current year. The decrease in cost of revenues as a percent of revenues was primarily due to the margin dollars generated from higher revenues and improved program performance in the government segment over fiscal year 2005, in particular improved profitability of MIDS programs and lower product sustaining costs. Cost of revenues also includes a benefit related to a legal settlement with Xetron in the first quarter of fiscal year 2006, which resulted in a net benefit to cost of revenues of $2.7 million. These increases were partially offset by cost of revenue increases from higher than planned development costs in a radio frequency micro-positioning technology of $2.5 million and lower VSAT product margins. In addition, cost of revenues in 2006 included a compensation expense charge of approximately $701,000 related to the accelerated vesting of certain employee stock options versus no amounts recorded in fiscal year 2005.

Selling, General and Administrative Expenses.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 31, 2006	April 1, 2005	(Decrease)	(Decrease)
	(In millions, except percentages)

Selling, General and Administrative	$57.1	$48.6	$8.4	17.3%
Percentage of revenues	13.1%	14.1%

The increase in SG&A expenses year over year is primarily attributable to an increase in selling costs from higher new contract awards and increased revenues, a compensation expense charge of approximately $686,000 related to the accelerated vesting of certain employee stock options and higher facility costs of approximately $1.4 million related to relocation of our Atlanta and Maryland facilities, offset by various other net decreases. The reduction in percentage is due to the lower support costs required to operate the company as it grows.

Independent Research and Development.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 31, 2006	April 1, 2005	(Decrease)	(Decrease)
	(In millions, except percentages)

Independent Research and Development	$15.8	$8.1	$7.7	95.0%
Percentage of revenues	3.6%	2.3%

The increase in IR&D expenses reflects year over year increases in the government segment of $3.9 million and the commercial segment of $3.8 million. The higher IR&D expenses are principally for the development of new information assurance, military satellite communication and next generation VSAT equipment, and reflect our recognition of certain opportunities in these markets and the need to invest in the development of new technologies to meet these opportunities.

Amortization of Intangible Assets.  The intangible assets from acquisitions completed in fiscal years 2001, 2002, 2006 and 2007 are being amortized over useful lives ranging from one to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized.

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

Provision for Income Taxes.  Our effective tax rate was 17.8% in fiscal year 2006 compared to 6.0% in fiscal year 2005. Our effective tax rate of 17.8% for fiscal year 2006 reflects the expiration of the federal research tax credit at December 31, 2005. Our effective rate differs from the statutory federal rate primarily due to research tax credits and state income taxes.

Our Segment Results Fiscal Year 2006 Compared to Fiscal Year 2005

Government Segment

Revenues.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 31, 2006	April 1, 2005	(Decrease)	(Decrease)
(In millions, except percentages)

Revenues	$210.6	$175.4	$35.2	20.1%

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

Segment Operating Profit.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 31, 2006	April 1, 2005	(Decrease)	(Decrease)
	(In millions, except percentages)

Segment operating profit	$41.9	$28.1	$13.8	49.4%
Percentage of segment revenues	19.9%	16.0%

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

Backlog

As reflected in the table below, funded and firm (funded plus unfunded) backlog increased during fiscal year 2007 with increases coming from our government segment. New contract awards in the current year increased backlog to a new all-time high for us.

	March 30, 2007	March 31, 2006
	(In millions)

Firm backlog
Government segment	$220.0	$183.7
Commercial segment	168.7	191.2

Total	$388.7	$374.9

Funded backlog
Government segment	$193.2	$132.9
Commercial segment	168.7	190.7

Total	$361.9	$323.6

Contract options	$39.3	$13.8

The firm backlog does not include contract options. Of the $388.7 million in firm backlog, approximately $268.4 million is expected to be delivered in fiscal year 2008, and the balance is expected to be delivered in fiscal year 2009 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders. Over the last year, as more of our products have been placed into market, we have seen a greater percentage of awards from book and ship-type orders. This has resulted in backlog not growing as fast as the past three fiscal years.

Total new awards for both commercial and defense products were $525.0 million for fiscal year 2007 compared to $443.7 million for fiscal year 2006.

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

Cash provided by operating activities in fiscal year 2007 was $66.7 million as compared to cash provided by operating activities in fiscal year 2006 of $52.2 million. The increase in cash provided by operating activities in 2007 compared to 2006 of $14.6 million primarily related to a higher year over year net income of $6.7 million, increase in adjustments to net income for non-cash add-backs of $1.7 million and year over year reduction of operating assets and liabilities of $6.3 million. Billed accounts receivable increased by $9.6 million from year end due to increased shipments in both our government and commercial segments due to revenue growth and the achievement of program milestones. Unbilled accounts receivable decreased by $14.5 million primarily through program performance in meeting milestones and deliverables.

Cash used in investing activities in fiscal year 2007 was $23.0 million as compared to cash used in investing activities in 2006 of $39.7 million. We used $281,000 of cash for the acquisition of Enerdyne, $7.4 million of cash for the acquisition of ICT and $15.5 million of cash for capital expenditures, principally for facility expansion and production test equipment to support our growth in fiscal year 2007 compared to $16.0 million for the acquisition of ECC and $23.7 million for capital in fiscal year 2006.

Cash provided by financing activities for fiscal year 2007 was $22.5 million as compared to cash provided by financing activities for fiscal year 2006 of $9.9 million. The majority of the activity for both years is due to cash received from the exercise of employee stock options, and stock purchases through our employee stock purchase plan. Fiscal year 2007 also includes $3.3 million in cash inflows related to the incremental tax benefit from stock option exercises and $4.7 million related to proceeds from a secured borrowing arrangement. During the fourth quarter of fiscal year 2007, we entered into a secured borrowing arrangement, under which we pledged a note receivable from a customer to serve as collateral for the obligation under a borrowing. The arrangement includes recourse to certain other assets of the company in the event of customer default on the note receivable. No significant guarantees beyond the recourse provisions exist. This secured borrowing arrangement does not qualify as a sale of assets under FAS No. 140 (FAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” as we have continued involvement related to the recourse provisions. As of March 30, 2007, we had $590,000 of the secured borrowing recorded under accrued liabilities and $4.1 million recorded under other long term liabilities with a carrying value approximating the balance of the secured borrowing. We had no secured borrowing arrangements as of March 31, 2006.

At March 30, 2007, we had $103.4 million in cash, cash equivalents and short-term investments, $187.4 million in working capital and no outstanding borrowings under our line of credit. We had $4.3 million outstanding under standby letters of credit, principally related to contract performance, leaving borrowing availability under our line of credit of $55.7 million. At March 31, 2006, we had $36.9 million in cash, cash equivalents and short-term investments, $152.9 million in working capital and no outstanding borrowings under our line of credit.

On January 31, 2005, we entered into a three-year, $60 million revolving credit facility (the “Facility”). Borrowings under the Facility are permitted up to a maximum amount of $60 million, including up to $15 million of letters of credit. Borrowings under the Facility bear interest, at our option, at either the lender’s prime rate or at LIBOR (London Interbank Offered Rate) plus, in each case, an applicable margin based on the ratio of our total funded debt to EBITDA (income from operations plus depreciation and amortization). The Facility is collateralized by substantially all of our personal property assets.

The Facility contains financial covenants that set a minimum EBITDA limit for the twelve-month period ending on the last day of any fiscal quarter at $30 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00. We were in compliance with our loan covenants at March 30, 2007.

Included in fiscal year 2006 operating cash flow is $4.8 million we received as a result of a settlement with Xetron. Operating income for fiscal year 2006 includes a benefit to cost of revenues of $2.7 million related to this settlement.

In April 2007, we filed a new universal shelf registration statement with the SEC for the future sale of up to an additional $200 million of debt securities, common stock, preferred stock, depositary shares and warrants. Additionally, we had available $200 million of these securities, which were previously registered under shelf registration statements we filed in June 2004 and September 2001. Up to an aggregate of $400 million of the securities may now be offered from time to time, separately or together, directly by us or through underwriters at amounts, prices, interest rates and other terms to be determined at the time of the offering.

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

Contractual Obligations

The following table sets forth a summary of our obligations under operating leases, irrevocable letters of credit, purchase commitments and other long-term liabilities for the periods indicated:

		For the Fiscal Years Ending
	Total	2008	2009-2010	2011-2012	After 2012
	(In thousands)

Operating leases	$83,484	$9,385	$18,539	$17,984	$37,576
Standby letters of credit	4,342	1,478	511	2,353	—
Secured borrowing	4,720	590	2,360	1,770	—
Purchase commitments	153,049	104,345	48,704	—	—

Total	$245,595	$115,798	$70,114	$22,107	$37,576

We purchase components from a variety of suppliers and use several subcontractors and contract manufacturers to provide design and manufacturing services for our products. During the normal course of business, we enter into agreements with subcontractors, contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. These agreements help us secure pricing and product availability.

In addition, as previously discussed, we have entered into a secured borrowing arrangement under which the Company pledged a note receivable from a customer to serve as collateral for the obligation under borrowing with recourse to other assets of the Company in the event of customer default. No significant guarantees beyond the recourse provision exist.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at March 30, 2007 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or fully disclosed in the notes to our financial statements included in this filing.

Recent Accounting Pronouncements

In February 2006, FASB issued SFAS 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments,” which amends Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” and Statement of Financial Accounting Standards No. 140 (SFAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal year beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not believe that the adoption of this statement will have a material impact on our financial condition, consolidated results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be fiscal year 2008 for us. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our 2007 financial statements.

In September 2006, the FASB issued Statement No. 157 (FAS 157), “Fair Value Measurements.” FAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact FAS 157 will have on our results of operations and financial position.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 will be effective for us in fiscal year 2009. We are currently evaluating the impact of adopting FAS 159 on our financial position, cash flows, and results of operations.

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

As of March 30, 2007, there was no foreign currency exchange contract outstanding. From time to time, we enter into foreign currency exchange contracts to reduce the foreign currency risk for amounts payable to vendors in Euros.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements at March 30, 2007 and March 31, 2006 and for each of the three years in the period ended March 30, 2007, and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this annual report on pages F-1 through F-34.

Summarized Quarterly Data (Unaudited)

The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. Summarized quarterly data for fiscal years 2007 and 2006 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)

2007
Revenues	$128,701	$131,501	$124,336	$132,028
Income from operations	7,890	9,814	8,183	9,558
Net income	5,361	6,539	9,690	8,576
Basic net income per share	0.19	0.23	0.34	0.29
Diluted net income per share	0.18	0.21	0.31	0.27
2006
Revenues	$99,977	$104,112	$111,608	$118,126
Income from operations	6,594	7,562	7,977	6,797
Net income	5,176	5,953	6,628	5,758
Basic net income per share	0.19	0.22	0.24	0.21
Diluted net income per share	0.18	0.21	0.23	0.20

Item 9.	Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 30, 2007, the end of the period covered by this annual report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 30, 2007.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 30, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of March 30, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 30, 2007 as stated in their report which appears on page F-1.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2007 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Election of Directors” and “Executive Officers.”

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Election of Directors” and “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Relationship With Independent Accountants.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of the report:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1		First Amended and Restated Bylaws of ViaSat, Inc.	S-3	333-116468	3.2	06/14/2004
3.2		Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.	10-Q	000-21767	3.1	11/14/2000
4.1		Form of Common Stock Certificate	S-1/A	333-13183	4.1	11/05/1996
10.1		Form of Invention and Confidential Disclosure Agreement by and between ViaSat, Inc. and each employee of ViaSat, Inc.	S-1	333-13183	10.4	10/01/1996
10	.2*	Third Amended and Restated 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	99	10/10/2006
10	.3*	Form of Incentive Stock Option Agreement under the Third Amended and Restated 1996 Equity Participation Plan	S-1/A	333-13183	10.9	11/20/1996
10	.4*	Form of Nonqualified Stock Option Agreement under the Third Amended and Restated 1996 Equity Participation Plan	S-1/A	333-13183	10.10	11/20/1996
10	.5*	Form of Restricted Stock Unit Award Agreement under the Third Amended and Restated 1996 Equity Participation Plan	8-K	000-21767	10.1	10/16/2006
10	.6*	Form of Executive Restricted Stock Unit Award Agreement under the Third Amended and Restated 1996 Equity Participation Plan	8-K	000-21767	10.2	10/16/2006
10	.7*	ViaSat, Inc. 401(k) Profit Sharing Plan	S-1	333-13183	10.12	10/11/1996

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.8	Second Amended and Restated Revolving Loan Agreement dated January 31, 2005 among ViaSat, Inc., Union Bank of California, N.A. and Comerica Bank	8-K	000-21767	10.1	02/01/2005
10.9	Lease, dated March 24, 1998, by and between W9/LNP Real Estate Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, California)	10-K	000-21767	10.27	06/29/1998
10.10	Amendment to Lease, dated June 17, 2004, by and between Levine Investments Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, CA)	10-Q	000-21767	10.1	08/10/2004
10.11	Award/Contract, effective January 20, 2000, issued by Space and Naval Warfare Systems to ViaSat, Inc.	10-Q	000-21767	10.1	02/14/2000
10.12	The ViaSat, Inc. Employee Stock Purchase Plan, as amended	10-K	000-21767	10.10	06/06/2006
21.1	Subsidiaries					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer					X
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Denotes management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

By:	/s/ MARK D. DANKBERG
Mark D. Dankberg
Chairman and Chief Executive Officer

Date: May 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK D. DANKBERG Mark D. Dankberg	Chairman of the Board and Chief Executive Officer	May 30, 2007

/s/ RONALD G. WANGERIN Ronald G. Wangerin	(Principal Executive Officer) Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	May 30, 2007

/s/ ROBERT W. JOHNSON Robert W. Johnson	Director	May 30, 2007

/s/ JEFFREY M. NASH Jeffrey M. Nash	Director	May 30, 2007

/s/ B. ALLEN LAY B. Allen Lay	Director	May 30, 2007

/s/ MICHAEL B. TARGOFF Michael B. Targoff	Director	May 30, 2007

/s/ JOHN P. STENBIT John P. Stenbit	Director	May 30, 2007

/s/ HARVEY P. WHITE Harvey P. White	Director	May 30, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ViaSat, Inc.:

We have completed integrated audits of ViaSat, Inc.’s consolidated financial statements and of its internal control over financial reporting as of March 30, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ViaSat, Inc. and its subsidiaries at March 30, 2007 and March 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2007.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 30, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Diego, CA
May 25, 2007

VIASAT, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 30,	March 31,
	2007	2006
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$103,345	$36,723
Short-term investments	47	164
Accounts receivable, net	139,789	144,715
Inventories	46,034	49,883
Deferred income taxes	9,721	7,008
Prepaid expenses and other current assets	9,218	5,960

Total current assets	308,154	244,453
Goodwill	65,988	28,133
Other intangible assets, net	33,601	23,983
Property and equipment, net	51,463	46,211
Other assets	24,733	20,525

Total assets	$483,939	$363,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,516	$50,577
Accrued liabilities	62,470	40,969
Payables to former shareholders of acquired business	14,762	—

Total current liabilities	120,748	91,546
Other liabilities	13,273	7,625

Total liabilities	134,021	99,171

Commitments and contingencies (Notes 9 and 10)
Minority interest in consolidated subsidiary	1,123	836

Stockholders’ equity:
Series A, convertible preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 30, 2007 and March 31, 2006, respectively	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized; 29,733,396 and 27,594,549 shares issued and outstanding at March 30, 2007 and March 31, 2006, respectively	3	3
Paid-in capital	232,693	177,680
Retained earnings	115,969	85,803
Accumulated other comprehensive income (loss)	130	(188)

Total stockholders’ equity	348,795	263,298

Total liabilities and stockholders’ equity	$483,939	$363,305

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	March 30, 2007	March 31, 2006	April 1, 2005
	(In thousands, except per share data)

Revenues	$516,566	$433,823	$345,939
Operating expenses:
Cost of revenues	380,092	325,271	262,260
Selling, general and administrative	69,896	57,059	48,631
Independent research and development	21,631	15,757	8,082
Amortization of intangible assets	9,502	6,806	6,642

Income from operations	35,445	28,930	20,324
Other income (expense):
Interest income	2,189	248	445
Interest expense	(448)	(448)	(141)

Income before income taxes and minority interest	37,186	28,730	20,628
Provision for income taxes	6,755	5,105	1,246
Minority interest in net earnings of subsidiary, net of tax	265	110	115

Net income	$30,166	$23,515	$19,267

Basic net income per share	$1.06	$0.87	$0.72

Diluted net income per share	$0.98	$0.81	$0.68

Shares used in computing basic net income per share	28,589	27,133	26,749

Shares used in computing diluted net income per share	30,893	28,857	28,147

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	March 30, 2007	March 31, 2006	April 1, 2005
	(In thousands)

Cash flows from operating activities:
Net income	$30,166	$23,515	$19,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,188	11,689	10,053
Amortization of intangible assets and capitalized software	12,667	10,207	10,072
Provision for bad debts	1,215	246	234
Deferred income taxes	(10,337)	(5,405)	(3,353)
Incremental tax benefits from stock options exercised	(3,324)	—	—
Loss on sale and disposal of property and equipment	425	385	—
Stock compensation expense	4,987	1,556	—
Other non-cash adjustments	667	138	120
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	5,223	(2,320)	(30,760)
Inventories	5,239	(12,824)	(6,249)
Other assets	(8,919)	3,945	(984)
Accounts payable	(11,558)	10,263	5,885
Accrued liabilities	24,862	8,486	(1,697)
Other liabilities	1,240	2,284	995

Net cash provided by operating activities	66,741	52,165	3,583

Cash flows from investing activities:
Sales of short-term investments	117	(2)	(2)
Purchases of property and equipment	(15,452)	(23,734)	(11,279)
Acquisitions of businesses, net of cash acquired	(7,687)	(15,994)	—

Net cash used in investing activities	(23,022)	(39,730)	(11,281)

Cash flows from financing activities:
Proceeds from line of credit	—	3,000	19,000
Payments on line of credit	—	(3,000)	(19,000)
Incremental tax benefits from stock options exercised	3,324	—	—
Proceeds from issuance of secured borrowing	4,720	—	—
Proceeds from issuance of common stock	14,475	9,883	3,709

Net cash provided by financing activities	22,519	9,883	3,709
Effect of exchange rate changes on cash	384	(174)	58

Net increase (decrease) in cash and cash equivalents	66,622	22,144	(3,931)
Cash and cash equivalents at beginning of year	36,723	14,579	18,510

Cash and cash equivalents at end of year	$103,345	$36,723	$14,579

Supplemental information:
Cash paid for interest	$541	$158	$141

Cash paid for income taxes, net	$11,565	$4,048	$3,680

Non-cash investing and financing activities:
Issuance of common stock in connection with acquisitions (Note 13)	$29,605	$—	$—
Issuance of stock options in connection with acquisition	$—	$525	$—
Issuance of payable in connection with acquisitions	$14,762	$—	$—

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock				Other
	Number of		Paid in	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total	Income (Loss)
	(In thousands, except share data)

Balance at April 2, 2004	26,540,159	$3	$159,323	$43,021	$128	$202,475
Exercise of stock options	230,094		2,037			2,037
Tax benefit from exercise of stock options			787			787
Issuance of stock under Employee Stock Purchase Plan	91,647		1,672			1,672
Net income				19,267		19,267	$19,267
Hedging transaction, net of tax					(54)	(54)	(54)
Foreign currency translation, net of tax					99	99	99

Comprehensive income							$19,312

Balance at April 1, 2005	26,861,900	3	163,819	62,288	173	226,283
Exercise of stock options and warrants	622,380		7,974			7,974
Issuance of stock options in connection with acquisition of a business			234			234
Amortization of deferred compensation			95			95
Accelerated vesting of employee stock options			1,461			1,461
Tax benefit from exercise of stock options			2,188			2,188
Issuance of stock under Employee Stock Purchase Plan	110,269		1,909			1,909
Net income				23,515		23,515	$23,515
Hedging transaction, net of tax					(129)	(129)	(129)
Foreign currency translation, net of tax					(232)	(232)	(232)

Comprehensive income							$23,154

Balance at March 31, 2006	27,594,549	3	177,680	85,803	(188)	263,298
Exercise of stock options	894,199		12,146			12,146
Stock issued in connection with acquisitions of businesses, net of issuance costs	1,138,304		29,605			29,605
Stock-based compensation expense			4,987			4,987
Tax benefit from exercise of stock options			5,946			5,946
Issuance of stock under Employee Stock Purchase Plan	106,344		2,329			2,329
Net income				30,166		30,166	$30,166
Hedging transaction, net of tax					183	183	183
Foreign currency translation, net of tax					135	135	135

Comprehensive income							$30,484

Balance at March 30, 2007	29,733,396	$3	$232,693	$115,969	$130	$348,795

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

We have adopted a 52- or 53-week fiscal year beginning with our fiscal year 2004. All references to a fiscal year refer to the fiscal year ending on the Friday closest to March 31 of the specified year. For example, references to fiscal year 2007 refer to the fiscal year ending on March 30, 2007. Our quarters for fiscal year 2007 ended on June 30, 2006, September 29, 2006, December 29, 2006 and March 30, 2007.

During the Company’s fiscal years 2006 and 2007, the Company completed the acquisitions of Efficient Channel Coding, Inc. (ECC), Enerdyne Technologies, Inc. (Enerdyne) and Intelligent Compression Technologies, Inc. (ICT). The acquisitions were accounted for as purchases and accordingly, the consolidated financial statements include the operating results of ECC, Enerdyne and ICT from the dates of acquisition in the Company’s consolidated financial statements. See Note 13 for further discussion.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Management Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Significant estimates made by management include revenue recognition, stock-based compensation, allowance for doubtful accounts, warranty accrual, valuation of goodwill and other intangible assets, long-lived assets, valuation allowance on deferred tax assets, valuation of derivatives, and self-insurance reserves.

Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of 90 days or less.

Short-term Investments

At March 30, 2007 and March 31, 2006, the Company held investments in investment grade debt securities with various maturities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and has designated all of its investments as held-to-maturity. The Company’s investments in these securities as of March 30, 2007 and March 31, 2006 totaled $47,000 and $164,000, respectively.

Accounts Receivable and Unbilled Accounts Receivable

The Company records receivables at net realizable value including an allowance for estimated uncollectible accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

experience, credit quality, the age of accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Amounts determined to be uncollectible are charged or written off against the reserve.

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

Revenues from the U.S. government comprised 30.9%, 33.6% and 30.3% of total revenues for fiscal years 2007, 2006 and 2005, respectively. Billed accounts receivable to the U.S. government as of March 30, 2007 and March 31, 2006 were 22.9% and 23.3%, respectively, of total billed receivables. In addition, one commercial customer comprised 15.9%, 9.8% and 2.4% of total revenues for fiscal years 2007, 2006 and 2005, respectively. Billed accounts receivable for a commercial customer as of March 30, 2007 and March 31, 2006 were 12.7% and 8.0% respectively, of total billed receivables. No other customer accounted for at least 10% of total revenues.

Revenues from the U.S. government and its prime contractors amounted to $270.7 million, $210.6 million and $175.4 million for the fiscal years ended March 30, 2007, March 31, 2006 and April 1, 2005, respectively. Revenues from commercial customers amounted to $245.8 million, $229.5 million and $177.4 million for the fiscal years ended March 30, 2007, March 31, 2006 and April 1, 2005, respectively. The Company’s five largest contracts (by revenues) generated approximately 46.4%, 44.1% and 27.4% of the Company’s total revenues for the fiscal years ended March 30, 2007, March 31, 2006 and April 1, 2005, respectively.

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

Goodwill and Intangible Assets

FAS No. 141 (FAS 141), “Business Combinations,” requires that all business combinations be accounted for using the purchase method. FAS 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, acquired workforce must be recognized and reported in goodwill. FAS No. 142 (FAS 142), “Goodwill and Other Intangible Assets,” requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

useful life. FAS 142 prohibits the amortization of goodwill and indefinite-lived intangible assets, but instead requires these assets to be tested for impairment in accordance with the provisions of FAS 142 at least annually and more frequently upon the occurrence of specified events. In addition, all goodwill must be assigned to reporting units for purposes of impairment testing.

Impairment of Goodwill

The Company accounts for its goodwill under FAS 142. The FAS 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the value below carrying value represents the amount of goodwill impairment. FAS 142 requires goodwill to be tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

The Company estimates the fair values of the related operations using discounted cash flows and other indicators of fair value. The forecast of future cash flows are based on the Company’s best estimate of the future revenues and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor agreements, and general market conditions. Changes in these forecasts could cause a particular reporting unit to either pass or fail the first step in the FAS 142 goodwill impairment model, which could significantly influence whether goodwill impairment needs to be recorded.

The cash flow forecasts are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation.

Impairment of Long-Lived Assets (Property and equipment and other intangible assets)

In accordance with FAS No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses potential impairments to long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No such impairments have been identified by the Company.

Land Held-for-Sale

In January 2006, the Company purchased approximately 10 acres of land adjacent to a leased facility for approximately $3.1 million. During the first quarter of fiscal year 2007, the Company signed a property listing agreement with the intention to sell the property. As of March 30, 2007, we reported the property in accordance with FAS 144, as an asset held-for-sale at the lower of carrying value or fair value, less estimated costs to sell, which is estimated to be $3.1 million.

Acquisitions

On February 16, 2007, the Company completed the acquisition of all of the outstanding capital stock of privately-held ICT. ICT provides corporations, internet service providers (ISPs) and satellite/wireless carriers with data compression techniques, advanced transport protocols and application optimization to increase the speeds of either narrowband or broadband terrestrial, wireless or satellite services. The acquisition was accounted for as a purchase and accordingly, the consolidated financial statements include the operating results of ICT from the date

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of acquisition in the Company’s Satellite Networks product group in the commercial segment. See Note 13 of the Notes to Consolidated Financial Statements for further discussion.

On June 20, 2006, the Company completed the acquisition of all of the outstanding capital stock of Enerdyne, a privately-held provider of innovative data link equipment and digital video systems for defense and intelligence markets, including unmanned aerial vehicle and other airborne and ground based applications. The acquisition was accounted for as a purchase and accordingly, the consolidated financial statements include the operating results of Enerdyne from the date of acquisition in the Company’s government segment. See Note 13 of the Notes to Consolidated Financial Statements for further discussion.

On December 1, 2005, the Company completed the acquisition of all of the outstanding capital stock of ECC, a privately-held designer and supplier of broadband communication integrated circuits and satellite communications systems. The acquisition was accounted for as a purchase and accordingly, the consolidated financial statements include the operating results of ECC from the date of acquisition in the Company’s Satellite Network product group in the commercial segment. See Note 13 of the Notes to Consolidated Financial Statements for further discussion.

Warranty Reserves

The Company provides limited warranties on certain of its products for periods of up to five years. The Company records warranty reserves when products are delivered based upon an estimate of total warranty costs, with amounts expected to be incurred within twelve months classified as a current liability.

Fair Value of Financial Instruments

At March 30, 2007, the carrying amounts of the Company’s financial instruments, including cash equivalents, short-term investments, trade receivables, accounts payable and accrued liabilities, approximated their fair values due to their short-term maturities. The estimated fair value of the Company’s long-term secured borrowing is determined by using available market information for those securities or similar financial instruments.

Derivatives

The Company enters into foreign currency forward and option contracts to hedge certain forecasted foreign currency transactions. Gains and losses arising from foreign currency forward and option contracts not designated as hedging instruments are recorded in interest income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as gains (losses) on derivative instruments until the underlying transaction affects our earnings. In fiscal years 2007 and 2006, the Company recorded $136,000 and $347,000 in realized losses, respectively, related to derivatives. There were no realized gains or losses recorded for fiscal year 2005. The Company had no foreign currency forward contracts outstanding at March 30, 2007. The fair value of our foreign currency forward contracts was a liability of $183,000 at March 30, 2006. We had $4.1 million and $2.7 million of notional value of foreign currency forward contracts outstanding at March 31, 2006 and April 1, 2005, respectively.

Payable to Former Shareholders of Acquired Business

On May 23, 2006, in relation to the Company’s ECC acquisition, the Company agreed under the terms of the ECC acquisition agreement to pay the maximum additional consideration amount to the former ECC stockholders in the amount of $9.0 million which has been accrued as of March 30, 2007. The $9.0 million is payable in cash or stock, at the Company’s option, in May 2007. The additional purchase price consideration of $9.0 million was recorded as additional goodwill in the Satellite Networks product group in the commercial segment in the first quarter of fiscal year 2007.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 30, 2007, in relation to the Enerdyne acquisition and under the terms of the Enerdyne acquisition agreement, the Company owed an additional consideration amount to the former Enerdyne stockholders in the amount of $5.9 million which has been accrued as of March 30, 2007. The $5.9 million was payable in cash and stock in accordance with certain terms of the arrangement, in May 2007. Accordingly, on May 3, 2007, the Company issued 170,763 shares of common stock and $260,000 in cash in full settlement of all additional consideration provisions of $5.9 million. The additional purchase price consideration of $5.9 million was recorded as additional goodwill in the government segment as of March 30, 2007.

Self-Insurance Liabilities

In the first quarter of fiscal year 2007, the Company adopted a self-insurance plan to retain a portion of the exposure for losses related to employee medical benefits. The Company also has a self-insurance plan for a portion of the exposure for losses related to workers’ compensation costs. The self-insured policies provide for both specific and aggregate stop-loss limits. We utilize internal actuarial methods, as well as an independent third-party actuary for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods along with currently available information and insurance industry statistics, the Company recorded self-insurance liabilities as of March 30, 2007 and March 31, 2006 of $883,000 and $75,000, respectively. Our estimate which is subject to inherent variability, is based on average claims experience in our industry and our own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as current in accordance with the estimated timing of the projected payments.

Secured Borrowings

Occasionally, the Company enters into secured borrowing arrangements in connection with customer financing in order to provide additional sources of funding. As of March 30, 2007, the Company had one secured borrowing arrangement, under which the Company pledged a note receivable from a customer to serve as collateral for the obligation under borrowing. The arrangement includes recourse to certain other assets of the Company in the event of customer default on the note receivable. No significant guarantees beyond the recourse provision exist. Payments under the arrangement consist of semi-annual principle payments of $590,000 plus accrued interest for five years with the first semi-annual payment being interest only. The interest rate resets semi-annually to the current LIBOR rate plus a margin of 2.5%. This secured borrowing arrangement does not qualify as a sale of assets under FAS No. 140 (FAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” as the Company has continued involvement related to recourse provision. As of March 30, 2007, the Company had $590,000 of the secured borrowing recorded under accrued liabilities and $4.1 million recorded under other long-term liabilities with a carrying value approximating the balance of the secured borrowing. The Company had no secured borrowing arrangements as of March 31, 2006.

Indemnification Provisions

During the ordinary course of business, in certain limited circumstances, the Company includes indemnification provisions within certain of its contracts, generally parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to intellectual property indemnity. Historically, to date, there have not been any costs incurred in connection with such indemnification clauses. Our insurance policies do not cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party we indemnify, we would incur substantial legal costs and/or damages. A claim would be accrued when a loss is probable and the amount can be reasonably estimated. At March 30, 2007 and March 31, 2006, no such amounts were accrued.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

A substantial portion of the Company’s revenues are derived from long-term contracts requiring development and delivery of products over time and often contain fixed-price purchase options for additional products. Sales related to long-term contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract or under the cost-to-cost method or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. In the fiscal years ended March 30, 2007, March 31, 2006 and April 1, 2005, we recorded losses of approximately $4.5 million, $5.1 million and $5.7 million, respectively, related to loss contracts.

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

Stock-Based Payments

On April 1, 2006, the Company adopted FAS No. 123 (revised 2004) (FAS 123R), “Share-Based Payment.” Under FAS 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R using a modified prospective application. Accordingly, prior periods have not been revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date, which are subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123).

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

Stock-Based Compensation Information under FAS 123R.  Upon adoption of FAS 123R, the Company continued to use the same method of valuation for stock options granted beginning in fiscal year 2007, the Black-Scholes option-pricing model (Black-Scholes model) which was previously used for the Company’s pro forma information required under FAS 123. The Company’s employee stock options have simple vesting schedules typically ranging from three to five years. Therefore, the Company did not see significant benefits in using a binomial model, a more extensive model, than closed-form models such as the Black-Scholes model, at the present time.

On March 30, 2007, the Company had one principal equity compensation plan and employee stock purchase plan described below. The compensation cost that has been charged against income for the equity plan under FAS 123R was $3.1 million and for the stock purchase plan it was $782,000 for the fiscal year ended March 30, 2007. The total income tax benefit recognized in the income statement for stock-based compensation arrangements under FAS 123R was $1.3 million for the fiscal year ended March 30, 2007. There was no compensation cost capitalized as part of inventory and fixed assets for the fiscal year ended March 30, 2007, as the amounts were not significant.

As of March 30, 2007, there was total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Equity Participation Plan (including stock options and restricted stock units) and the Employee Stock Purchase Plan of $19.1 million and $169,000, respectively. These costs are expected to be recognized over a weighted-average period of 3.1 years, 3.5 years and less than six months for stock options, restricted stock units and the Employee Stock Purchase Plan, respectively. The total fair value of shares vested during the fiscal year ended March 30, 2007, including stock options and restricted stock units, was $3.5 million.

Cash received from option exercise under all stock-based payment arrangements for the fiscal year 2007 was $14.5 million. The actual tax benefit realized for the tax deductions from option exercise of the stock-based payment arrangements totaled $5.9 million for the fiscal year 2007.

Stock Options and Employee Stock Purchase Plan.  The weighted-average estimated fair value of employee stock options granted and employee stock purchase plan shares issued during the fiscal year 2007 was $11.99 and $7.03 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions (annualized percentages) for the fiscal year 2007:

	Employee Stock	Employee Stock
	Options	Purchase Plan

Volatility	48.0%	34.5%
Risk-free interest rate	4.8%	5.2%
Dividend yield	0.0%	0.0%
Weighted average expected life	4.5 years	0.5 years

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected life of employee stock options represents the calculation using the simplified method consistent with the guidance in SAB 107. The Company expects to replace the simplified method with the historical data method for the valuation of shares granted after December 31, 2007, as more detailed information becomes readily available to the Company, consistent with the guidance in SAB 107. The weighted average expected life of employee stock options granted during the fiscal year 2007 derived from the simplified method was 4.5 years. The expected term or life of employee stock purchase rights issued represents the expected period of time from the date of grant to the estimated date that the stock purchase right under our Employee Stock Purchase Plan would be fully exercised.

A summary of employee stock option activity for the fiscal year 2007 is presented below:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining	Aggregate Intrinsic
	Shares	per Share	Contractual Term	Value (in 000’s)

Outstanding at April 1, 2006	5,700,146	$16.70
Options granted	928,850	26.68
Options canceled	(55,244)	20.63
Options exercised	(894,199)	13.58

Outstanding at March 30, 2007	5,679,553	$18.78	5.28	$80,711

Vested and exercisable at March 30, 2007	4,672,237	$17.20	5.16	$73,759

The total intrinsic value of stock options exercised during the fiscal year 2007 was $15.1 million.

Restricted Stock Units.  Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over four years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For the fiscal year 2007, the Company recognized $1.2 million in stock-based compensation cost related to these restricted stock unit awards. At March 30, 2007, there was $9.0 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of 3.5 years.

The weighted average grant date fair value of restricted stock units granted during the fiscal year 2007 was $26.15 per unit. A summary of restricted stock unit activity for the fiscal year 2007 is presented below:

		Weighted Average
		Remaining
	Restricted Stock	Contractual Term in	Aggregate Intrinsic
	Units	Years	Value (in 000’s)

Outstanding at April 1, 2006	—
Awarded	392,018
Forfeited	(2,504)
Released	—

Outstanding at March 30, 2007	389,514	3.5	$12,842

Vested and deferred at March 30, 2007	—	—	—

There were no restricted stock units vested as of March 30, 2007, therefore, the total intrinsic value of vested restricted stock units during the fiscal year 2007 was $0.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As stock-based compensation expense recognized in the consolidated statement of operations for the fiscal year 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under FAS 123 for the periods prior to fiscal year 2007, the Company accounted for forfeitures as they occurred.

Total estimated stock-based compensation expense recognized for the fiscal year 2007 was comprised as follows:

Year Ended
March 30, 2007
(In thousands,
except per share data)

Cost of revenues	$1,830
Selling, general and administrative	2,884
Independent research and development	273

Stock-based compensation expense before taxes	4,987
Related income tax benefits	(1,764)

Stock-based compensation expense, net of taxes	$3,223

Net stock-based compensation expense, per common share:
Basic	$0.11

Diluted	$0.10

The Company recorded $2.8 million in stock-based compensation expense during the fiscal year 2007 related to stock-based awards granted during fiscal year 2007 (including stock options and restricted stock units). In addition, for the fiscal year 2007, the Company recorded incremental tax benefits from stock options exercised of $3.3 million which is classified as part of cash flows from financing activities in the condensed consolidated statements of cash flows.

Pro Forma Information under FAS 123 for Periods Prior to Fiscal Year 2007

Prior to adopting the provisions of FAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of FAS 123. Because the Company established the exercise price based on the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting FAS 123R except for accelerated options and stock options issued as part of the acquisition of ECC described below. Each accounting period, the Company reported the potential dilutive impact of stock options in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e. the average stock price during the period was below the strike price of the stock option) were not included in diluted earnings per common share as their effect was anti-dilutive.

In fiscal year 2006, the Company recorded total stock compensation expense of $1.6 million of which $95,000 related to stock options issued as part of the acquisition of ECC and $1.5 million related to the acceleration of vesting of certain employee stock options. Stock compensation expense presented in consolidated statement of operations was recorded as follows: $796,000 to cost of revenue, $686,000 to selling, general and administrative expense and $74,000 to independent research and development. In fiscal year 2005, the Company recorded no compensation expense.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 1, 2005, as a part of the acquisition of all of the outstanding capital stock of ECC, the Company issued 23,424 unvested incentive stock options under the Efficient Channel Coding, Inc. 2000 Long Term Incentive Plan assumed under the terms of the acquisition agreement. In accordance with FAS 141, the Company recorded $291,000 in deferred stock-based compensation which is being amortized to compensation expense over the remaining service period. The Company amortized $136,000 to compensation expense related to this deferred stock-based compensation through March 30, 2007.

For purposes of pro forma disclosures under FAS 123 for the fiscal year ended March 31, 2006 and April 1, 2005, the estimated fair value of the stock-based awards was assumed to be amortized to expense over the vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were as follows:

	Year Ended	Year Ended
	March 31,	April 1,
	2006	2005
	(In thousands, except per share data)

Net income as reported	$23,515	$19,267
Stock based compensation included in net income, net of tax	1,333	—
Stock based employee compensation expense under fair value based method, net of tax	(19,377)	(8,146)

Pro forma net income	$5,471	$11,121
Basic earnings per share
As reported	$0.87	$0.72
Pro forma	$0.20	$0.42
Diluted earnings per share
As reported	$0.81	$0.68
Pro forma	$0.19	$0.40

Stock based employee compensation expense under the fair value method included in the Company’s fiscal year 2006 pro forma net income included approximately $11.5 million, net of tax, related to the acceleration of the vesting of 1.5 million shares of common stock options approved by the Company’s Board of Directors in the fourth quarter of 2006.

The fair values of options granted during the years ended as reported below were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	2006	2005	2006	2005

Expected life (in years)	6.31	6.30	0.50	0.50
Risk-free interest rate	4.57%	3.79%	4.38%	1.68%
Expected volatility	55.00%	62.00%	33.00%	46.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The weighted average estimated fair value of employee stock options granted during 2006 and 2005 was $13.54 and $11.33 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during 2006 and 2005 was $5.95 and $7.92 per share, respectively. In connection with the acquisition of ECC, the Company exchanged options with a weighted average fair value of $22.43. There were no options granted less than fair market value during 2005.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the investigation we identified certain accounting errors associated with stock options granted primarily to certain non-executive new hire employees during the ten-year period from December 1996 to June 30, 2006. Based on the results of the investigation, we identified that certain stock options to non-executive new hires had incorrectly been accounted for using an accounting measurement date prior to the date that the new hires commenced employment. We concluded, with the concurrence of the Audit Committee, that the financial impact of these errors was not material to our consolidated financial statements for any annual period in which the errors related. In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29, we recorded a cumulative adjustment to compensation expense in the first quarter of fiscal year 2007 of $703,000, net of tax, because the effect of the correcting adjustment was not material to our fiscal year 2007 net income. This non-cash compensation expense adjustment will have no impact on future periods. There is no impact on revenue or net cash provided by operating activities as a result of recording the compensation expense adjustment.

Acceleration of Vesting of Certain Unvested Employee Stock Options

On March 30, 2006, the Board of Directors of the Company accelerated the vesting of certain unvested employee stock options previously awarded to the Company’s employees under the Company’s 1996 Equity Participation Plan. Stock options held by the Company’s non-employee directors were not accelerated. Options to purchase approximately 1.5 million shares of common stock (representing approximately 26% of the Company’s total current outstanding options) were subject to this acceleration. All of the accelerated options were “in-the-money” and had exercise prices ranging from $4.70 to $26.94. All other terms and conditions applicable to such options, including the exercise prices, remain unchanged. As a result, the Company recorded $1.5 million in compensation expense in accordance with generally accepted accounting principles.

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software Development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product not to exceed five years. The Company capitalized no costs related to software developed for resale for the fiscal years ended March 30, 2007, March 31, 2006 and April 1, 2005. Amortization expense of software development costs was $3.1 million for fiscal year 2007 and $3.4 million for fiscal years 2006 and 2005.

Rent Expense, Deferred Rent Obligations and Deferred Lease Incentives

The Company leases all of its facilities under operating leases. Some of these lease agreements contain tenant improvement allowances funded by landlord incentives, rent holidays, and rent escalation clauses. Accounting principles generally accepted in the United States require rent expense to be recognized on a straight-line basis over the lease term. The difference between the rent due under the stated periods of the lease compared to that of the straight-line basis is recorded as deferred rent within accrued and other long-term liabilities in the consolidated balance sheet.

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

At March 30, 2007 and March 31, 2006, deferred rent included in accrued liabilities in our consolidated balance sheets was $378,000 and $434,000, respectively, and deferred rent included in other long-term liabilities in our consolidated balance sheets was $3.5 million and $2.8 million, respectively.

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

Earnings Per Share

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding and potential common stock, if dilutive during the period. Potential common stock includes options granted and restricted stock units awarded under the Company’s equity compensation plan which are included in the

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings per share calculations using the treasury stock method, common shares expected to be issued under the Company’s employee stock purchase plan, and shares contingently issuable based upon achievement of certain earnings performance at March 30, 2007 and other conditions denoted in the Company’s agreements with the predecessor shareholders of Enerdyne acquired on June 20, 2006.

Foreign Currency

In general, the functional currency of a foreign operation is deemed to be the local country’s currency. Consequently, assets and liabilities of operations outside the United States are generally translated into United States dollars, and the effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Segment Reporting

The Company’s commercial and government segments are primarily distinguished by the type of customer and the related contractual requirements. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics, which differ from the commercial segment. Therefore, the Company is organized primarily on the basis of products with commercial and government (defense) communication applications. Operating segments are determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments,” which amends Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” and Statement of Financial Accounting Standards No. 140 (SFAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not believe that the adoption of this statement will have a material impact on its financial condition, consolidated results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 creates a single model to address accounting for uncertainty in income tax positions. FIN 48 prescribes a minimum threshold that an income tax position is required to meet before any benefit is recognized in the financial statements. The interpretation also provides guidance on derecognition and measurement criteria in addition to classification, interest and penalties and interim period accounting, and it significantly expands disclosure provisions for uncertain tax positions that have been or are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company, accordingly, will adopt this statement in the first quarter of fiscal year 2008. The Company is currently evaluating the impact of FIN 48 will have on its consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our 2007 financial statements.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued Statement No. 157 (FAS 157), “Fair Value Measurements.” FAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact FAS 157 will have on its results of operations and financial position.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 will be effective for the Company in fiscal year 2009. The Company is currently evaluating the impact of adopting FAS 159 on its financial position, cash flows, and results of operations.

Note 2 — Composition of Certain Balance Sheet Captions

	March 30, 2007	March 31, 2006
	(In thousands)

Accounts receivable, net:
Billed	$89,645	$79,107
Unbilled	51,358	65,873
Allowance for doubtful accounts	(1,214)	(265)

	$139,789	$144,715

Inventories:
Raw materials	$19,840	$28,457
Work in process	7,963	9,862
Finished goods	18,231	11,564

	$46,034	$49,883

Prepaid expenses and other current assets:
Prepaid expenses	$8,339	$5,322
Other	879	638

	$9,218	$5,960

Other intangible assets, net:
Technology	$43,270	$29,670
Contracts and relationships	18,766	15,436
Non-compete agreement	8,920	7,950
Other intangibles	9,295	8,075

	80,251	61,131
Less accumulated amortization	(46,650)	(37,148)

	$33,601	$23,983

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 30, 2007	March 31, 2006
	(In thousands)

Property and equipment, net:
Machinery and equipment	$48,439	$47,704
Computer equipment and software	36,936	33,693
Furniture and fixtures	7,552	5,905
Leasehold improvements	12,983	7,617
Land held for sale	3,124	3,124
Construction in progress	2,440	5,808

	111,474	103,851
Less accumulated depreciation and amortization	(60,011)	(57,640)

	$51,463	$46,211

Other assets:
Capitalized software costs, net	$3,576	$6,963
Deferred income taxes	13,328	11,754
Other	7,829	1,808

	$24,733	$20,525

Accrued liabilities:
Current portion of warranty reserve	$5,007	$4,395
Accrued vacation	7,958	6,381
Accrued wages and performance compensation	10,678	7,841
Collections in excess of revenues	28,030	15,141
Other	10,797	7,211

	$62,470	$40,969

Other liabilities:
Accrued warranty	$4,856	$3,974
Deferred rent, long-term portion	3,514	2,809
Secured borrowing, long-term portion	4,130	—
Other	773	842

	$13,273	$7,625

Note 3 — Accounting for Goodwill and Intangible Assets

The Company accounts for its goodwill under SFAS No. 142. The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. Reporting units within the Company’s government and commercial segments have goodwill assigned to them. The Company estimates the fair values of the reporting units using discounted cash flows. The cash flow forecasts are adjusted by an appropriate discount rate. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The annual test of impairment as required by SFAS No. 142 was completed in the fourth quarter of our fiscal year. In applying the first step, which is identification of any impairment of goodwill as of the test date, no impairment of goodwill resulted. Since step two is required only if step one reveals an impairment, the Company was not required to complete step two and the annual impairment testing was complete.

The Company will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal year or more frequently if specific events occur. In assessing the value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the reporting units. If these estimates or their related assumptions change in the future, we may be required to record impairment charges that would negatively impact operating results.

The intangible assets are amortized using the straight-line method over their estimated useful lives of eight months to ten years. The technology intangible asset has several components with estimated useful lives of five to nine years, contracts and relationships intangible asset has several components with estimated useful lives of three to ten years, non-compete agreements have useful lives of three to five years and other amortizable assets have several components with original estimated useful lives of eight months to ten years. The amortization expense was $9.5 million, $6.8 million and $6.6 million for the fiscal years ended March 30, 2007, March 31, 2006 and April 1, 2005, respectively. The estimated amortization expense for the next five years is as follows:

Amortization
(In thousands)

Expected for fiscal year 2008	$9,150
Expected for fiscal year 2009	8,403
Expected for fiscal year 2010	5,179
Expected for fiscal year 2011	4,669
Expected for fiscal year 2012	3,569
Thereafter	2,631

$33,601

The allocation of the intangible assets and the related accumulated amortization as of March 30, 2007 and March 31, 2006 is as follows (in thousands):

	As of March 30, 2007			As of March 31, 2006
		Accumulated	Net book		Accumulated	Net book
	Total	Amortization	Value	Total	Amortization	Value

Intangible Assets
Technology	$43,270	$(23,217)	$20,053	$29,670	$(18,740)	$10,930
Contracts and relationships	18,766	(8,570)	10,196	15,436	(6,649)	8,787
Non-compete agreements	8,920	(8,048)	872	7,950	(7,560)	390
Other amortizable assets	9,295	(6,815)	2,480	8,075	(4,199)	3,876

Total intangible assets	$80,251	$(46,650)	$33,601	$61,131	$(37,148)	$23,983

During the years ended March 30, 2007 and March 31, 2006, we acquired total goodwill of $37.9 million and $8.6 million, respectively.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Line of Credit

On January 31, 2005, the Company entered into a three-year, $60 million revolving credit facility (the “New Facility”) in the form of a Second Amended and Restated Revolving Loan Agreement. The New Facility amended and restated ViaSat’s existing $30 million revolving credit facility that was scheduled to expire on February 28, 2005 (the “Prior Facility”).

Borrowings under the New Facility are permitted up to a maximum amount of $60 million, including up to $15 million of letters of credit. Borrowings under the New Facility bear interest, at ViaSat’s option, at either the lender’s prime rate or at LIBOR (London Interbank Offered Rate) plus, in each case, an applicable margin based on the ratio of the Company’s total funded debt to EBITDA (income from operations plus depreciation and amortization). As with the Prior Facility, the New Facility is collateralized by substantially all of ViaSat’s personal property assets. At March 30, 2007, the Company had $4.3 million outstanding under standby letters of credit leaving borrowing availability under our line of credit of $55.7 million.

The New Facility contains financial covenants that set a minimum EBITDA limit for the twelve-month period ending on the last day of any fiscal quarter at $30 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00. The Company is in compliance with our loan covenants as of March 30, 2007.

Note 5 — Common Stock and Stock Plans

In April 2007, the Company filed a new universal shelf registration statement with the SEC for the future sale of up to an additional $200 million of debt securities common stock, preferred stock, depositary shares and warrants. Additionally, the Company had available $200 million of these securities, which were previously registered under shelf registration statements the Company filed in June 2004 and September 2001. Up to an aggregate of $400 million of the securities may now be offered from time to time, separately or together, directly by us or through underwriters at amounts, prices, interest rates and other terms to be determined at the time of the offering.

In November 1996, the Company adopted the 1996 Equity Participation Plan. The 1996 Equity Participation Plan provides for the grant to executive officers, other key employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards. In September 2000, the Company amended the 1996 Equity Participation Plan to increase the maximum number of shares reserved for issuance under this plan from 2,500,000 shares to 6,100,000 shares. In September 2003, the Company further amended the 1996 Equity Participation Plan to increase the maximum number of shares reserved for issuance under this plan from 6,100,000 shares to 7,600,000 shares. In October 2006, the Company amended the 1996 Equity Participation Plan to increase the maximum number of shares reserved for issuance under this plan from 7,600,000 shares to 10,600,000 shares. The Company believes that such awards better align the interests of its employees with those of its stockholders. Shares of the Company’s common stock granted under the Plan in the form of stock options or stock appreciation right are counted against the Plan share reserve on a one for one basis. Shares of the Company’s common stock granted under the Plan as an award other than as an option or as a stock appreciation right with a per share purchase price lower than 100% of fair market value on the date of grant are counted against the Plan share reserve as two shares for each share of common stock. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three to five years of continuous service and have terms from six to ten years. Restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date. As of March 30, 2007, the Company had granted options, net of cancellations, and restricted stock units, net of cancellations, to purchase 7,917,889 and 389,514 shares of common stock, respectively, under the Plan.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 1996, the Company adopted the ViaSat, Inc. Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) to assist employees in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. In September 2005, the Company amended the Employee Stock Purchase Plan to increase the maximum number of shares reserved for issuance under this plan from 1,000,000 shares to 1,500,000 shares. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of March 30, 2007, the Company had issued 1,098,582 shares of common stock under this plan.

In January 2002, the Company assumed the US Monolithics 2000 Incentive Plan (the “USM Plan”) which was amended and restated in January 2002. Pursuant to such assumption, all options granted under the USM Plan were converted into options to purchase common stock of the Company. The number of shares of common stock reserved for issuance under this plan is 203,000. As of March 30, 2007, options to purchase 196,792 shares of common stock had been granted under this plan, net of cancellations, 44,418 of which were converted from previously issued US Monolithics options. The options granted under this plan have an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2005, under the terms of the acquisition agreement, the Company assumed the Efficient Channel Coding 2000 Long Term Incentive Plan (the “ECC Plan”). Pursuant to the acquisition agreement, all options granted under the ECC Plan were converted into options to purchase common stock of the Company. The number of shares of common stock reserved for issuance under this plan is 23,424. As of March 30, 2007, options to purchase 23,424 shares of common stock had been granted under this plan, all of which were converted from previously issued ECC options. The options granted under this plan have an exercise price equal to the market value of the underlying common stock on the date of grant.

On March 30, 2006, the Board of Directors of the Company accelerated the vesting of certain unvested employee stock options previously awarded to the Company’s employees under the Company’s 1996 Equity Participation Plan. Stock options held by the Company’s non-employee directors were not accelerated. Options to purchase approximately 1.5 million shares of common stock were subject to this acceleration. All of the accelerated options were “in-the-money” and had exercise prices ranging from $4.70 to $26.94. All other terms and conditions applicable to such options, including the exercise prices, remain unchanged. As a result, the Company recorded $1.5 million in compensation expense in accordance with generally accepted accounting principles. The accelerated stock options are subject to lock-up restrictions preventing the sale of any shares acquired through the exercise of an accelerated stock option prior to the date on which the exercise would have been permitted under the stock option’s original vesting terms. The decision to accelerate vesting of these options was made primarily to eliminate the recognition of the related compensation expense in the Company’s future consolidated financial statements with respect to these unvested stock options upon adopting SFAS 123(R). The Company recognized a pre-tax charge for estimated compensation expense of approximately $1.5 million in the fiscal fourth quarter ended March 31, 2006 after considering expected employee turnover rates to reflect, absent the acceleration, the “in-the-money” value of accelerated stock options the Company estimates would have been forfeited (unvested) pursuant to their original terms.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions under the Company’s stock option plans are summarized as follows:

			Weighted Average
	Number of	Exercise Price	Exercise Price
	Shares	per Share	per Share

Outstanding at April 2, 2004	5,074,808	$4.25 - $43.82	$14.83
Options granted	1,296,000	16.94 - 22.82	19.52
Options canceled	(126,353)	6.06 - 43.82	19.36
Options exercised	(230,094)	4.69 - 22.03	8.86

Outstanding at April 1, 2005	6,014,361	4.25 - 43.82	15.98
Options granted	345,274	5.03 - 26.94	21.75
Options canceled	(67,109)	5.03 - 25.01	18.69
Options exercised	(592,380)	4.70 - 27.94	12.42

Outstanding at March 31, 2006	5,700,146	4.25 - 43.82	16.70
Options granted	928,850	23.85 - 33.68	26.68
Options canceled	(55,244)	5.03 - 28.91	20.63
Options exercised	(894,199)	4.25 - 27.94	13.58

Outstanding at March 30, 2007	5,679,553	$4.70 - $43.82	$18.78

All options issued under the Company’s stock option plans have an exercise price equal to the fair market value of the Company’s stock on the date of the grant.

The following table summarizes all options outstanding and exercisable by price range as of March 30, 2007:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life-Years	Price	Exercisable	Price

$ 4.70 - $10.73	1,086,042	3.97	$8.90	1,079,237	$8.92
11.08 - 15.38	571,633	4.51	13.49	571,633	13.49
15.54 - 18.71	459,180	6.20	17.44	443,180	17.41
18.73 - 18.73	691,120	7.61	18.73	691,120	18.73
18.97 - 21.83	539,535	6.99	20.84	517,870	20.87
22.03 - 22.03	927,657	3.49	22.03	927,657	22.03
22.10 - 26.13	478,436	6.49	24.12	249,940	23.72
26.15 - 26.15	585,750	5.53	26.15	—	—
26.16 - 35.63	334,200	4.79	28.56	185,600	26.58
43.82 - 43.82	6,000	2.93	43.82	6,000	43.82

4.70 - 43.82	5,679,553	5.28	$18.78	4,672,237	$17.20

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Shares Used in Earnings Per Share Calculations

	Years Ended
	March 30, 2007	March 31, 2006	April 1, 2005

Weighted average common shares outstanding used in calculating basic net income per share	28,589,144	27,132,973	26,748,597
Weighted average options to purchase common stock as determined by application of the treasury stock method	2,129,238	1,722,087	1,396,434
Weighted average restricted stock unit to acquire common stock as determined by application of the treasury stock method	17,804	—	—
Weighted average contingently issuable shares in connection with certain terms of the Enerdyne acquisition agreement (Note 13)	138,264	—	—
Employee Stock Purchase Plan equivalents	18,988	2,227	2,141

Shares used in computing diluted net income per share	30,893,438	28,857,287	28,147,172

Antidilutive shares relating to stock options excluded from the calculation were 511,253, 255,771 and 1,580,997 shares for the fiscal years ended March 30, 2007, March 31, 2006, and April 1, 2005, respectively.

Note 7 — Income Taxes

The provision for income taxes includes the following:

	Years Ended
	March 30, 2007	March 31, 2006	April 1, 2005
	(In thousands)

Current tax provision
Federal	$10,781	$9,613	$3,563
State	191	769	845
Foreign	137	128	191

	11,109	10,510	4,599

Deferred tax (benefit) provision
Federal	(3,269)	(2,543)	(2,077)
State	(1,085)	(2,862)	(1,276)
Foreign	—	—	—

	(4,354)	(5,405)	(3,353)

Total provision for income taxes	$6,755	$5,105	$1,246

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s net deferred tax assets are as follows:

	As of
	March 30, 2007	March 31, 2006
	(In thousands)

Deferred tax assets:
Tax credit carryforwards	$13,076	$9,329
Warranty reserve	3,895	3,306
Property, equipment and intangible assets	—	1,351
Accrued vacation	2,560	2,020
Deferred rent	1,516	1,253
Inventory reserve	1,672	1,000
Stock compensation	1,967	220
Other	1,484	589
Valuation allowance	(403)	(303)

Total deferred tax assets	25,767	18,765
Deferred tax liabilities:
Property, equipment and intangible assets	2,718	—

Total deferred tax liabilities	2,718	—

Net deferred tax assets	$23,049	$18,765

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Years Ended
	March 30, 2007	March 31, 2006	April 1, 2005
	(In thousands)

Tax expense at statutory rate	$13,016	$10,056	$7,296
State tax provision, net of federal benefit	1,595	1,277	982
Tax credits, net	(7,727)	(5,772)	(5,480)
Export sales tax benefit	(351)	(578)	(1,548)
Other	222	122	(4)

Total provision for income taxes	$6,755	$5,105	$1,246

As of March 30, 2007, the Company had federal and state research credit carryforwards of approximately $6.8 million and $8.8 million, respectively, that begin to expire in 2025 and 2020, respectively.

In accordance with SFAS No. 109, “Accounting for Income Taxes,” net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $403,000 at March 30, 2007 and $303,000 at March 31, 2006 has been established relating to state research credit carryforwards that, based on management’s estimate of future taxable income attributable to certain states and generation of additional research credits, are considered more likely than not to expire unused.

In addition, in determining the value of income tax liabilities, the Company makes estimates of the results of future examinations of its income tax returns by taxing authorities. The Company believes it has adequately provided for additional taxes in its financial statements which the Company estimates may result from these examinations. If these amounts provided prove to be more than what is necessary, the reversal of the reserves would

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result in tax benefits being recognized in the period in which the Company determines the liability is no longer necessary. If an ultimate tax assessment exceeds the Company’s estimate of tax liabilities, an additional charge to expense will result.

If the Company has an “ownership change” as defined under Internal Revenue Code Section 382, it may have an annual limitation on the utilization of its tax credit carryforwards.

Note 8 — Employee Benefits

The Company is a sponsor of a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code. The Company may make discretionary contributions to the plan which vest equally over six years. Employees who are at least 18 years of age are eligible to participate in the plan. Participants are entitled, upon termination or retirement, to their vested portion of the plan assets which are held by an independent trustee. Discretionary contributions accrued by the Company during fiscal years 2007, 2006 and 2005 amounted to $3.9 million, $3.2 million and $2.8 million, respectively. The cost of administering the plan is not significant.

Note 9 — Commitments

The Company leases office facilities under non-cancelable operating leases with initial terms ranging from one to ten years which expire between April 2007 and February 2017 and provide for pre-negotiated fixed rental rates during the terms of the lease. Certain of the Company’s facilities leases contain option provisions which allow for extension of the lease terms.

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight line basis over the lease term as that term is defined in SFAS No. 13, as amended, including any option periods considered in the lease term and any periods during which the Company has use of the property but is not charged rent by a landlord (“rent holiday”). The Company has accrued for rent expense incurred but not paid. Leasehold improvement incentives paid to the Company by a landlord are recorded as a liability and amortized as a reduction of rent expense over the lease term. Total rent expense was $8.2 million, $7.6 million and $7.1 million in fiscal years 2007, 2006 and 2005, respectively.

Future minimum lease payments are as follows (in thousands):

Years Ending,

2008	$9,385
2009	9,168
2010	9,371
2011	9,219
2012	8,765
Thereafter	37,576

$83,484

Note 10 — Contingencies

The Company is a party to various claims and legal actions arising in the normal course of business. The ultimate outcome of such matters is not presently determinable, the Company believes that the resolution of all such matters, net of amounts accrued, will not have a material adverse effect on its financial position or liquidity; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on its results of operations in any period.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Derivatives

During the fiscal years 2007 and 2006, the Company settled certain foreign exchange contracts, recognizing a loss of $136,000 and $347,000, respectively, recorded as cost of revenues based on the nature of the underlying transaction. During the fiscal year 2007, the Company also entered into foreign currency exchange contract intended to reduce the foreign currency risk for amounts payable to vendors in Euros which have a maturity of less than six months. There were no outstanding foreign currency contracts as of March 30, 2007. We had $4.1 million of notional value of foreign currency forward contracts outstanding at March 31, 2006.

Note 12 — Product Warranty

The Company provides limited warranties on most of its products for periods of up to five years. The Company records a liability for its warranty obligations when products are delivered based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty cost, the Company bases its estimates on its experience with the technology involved and the types of failure that may occur. It is possible that its underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual in fiscal years 2007, 2006 and 2005.

	Years Ended
	March 30, 2007	March 31, 2006	April 1, 2005
	(In thousands)

Balance, beginning of period	$8,369	$7,179	$4,451
Change in liability for warranties issued in period	7,347	4,309	4,737
Settlements made (in cash or in kind) during the period	(5,853)	(3,119)	(2,009)

Balance, end of period	$9,863	$8,369	$7,179

Note 13 — Acquisitions

Acquisition of Intelligent Compression Technologies, Inc.  On February 16, 2007, the Company completed the acquisition of all of the outstanding capital stock of ICT, a privately-held provider to corporations, internet service providers (ISPs), and satellite/wireless carriers of data compression techniques, advanced transport protocols, and application optimization to increase the speeds of either narrowband or broadband terrestrial, wireless, or satellite services. The initial purchase price of approximately $20.7 million was comprised primarily of $13.3 million related to the fair value of 414,073 shares of the Company’s common stock issued at the closing date, $7.2 million in cash consideration, and approximately $200,000 in direct acquisition costs. The $7.2 million in cash consideration paid to the former ICT stockholders plus approximately $200,000 in direct acquisition costs less cash acquired of $32,000 resulted in a net cash outlay of approximately $7.4 million. Under the terms of the purchase agreement, up to an additional $34.3 million in consideration is payable in cash and/or stock, at the Company’s option, based on ICT achieving certain earnings performance over certain 12-month periods during the two years following closing (as well as projected earnings performance for the one-year period thereafter). No portion of this additional consideration is guaranteed. The additional consideration, if earned, is payable after the 12-month period in which ICT achieves the specified earnings performance and will be recorded as additional purchase price.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The preliminary allocation of purchase price of the acquired assets and assumed liabilities based on the estimated fair values is as follows:

February 16, 2007
(In thousands)

Current assets	$744
Identifiable intangible assets	12,550
Goodwill	12,673

Total assets acquired	25,967
Liabilities assumed	(5,275)

Total purchase price	$20,692

Amounts assigned to other intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from four to five years and are as follows:

(In thousands)

Customer relationships (5 year weighted average life)	$930
Technology (5 year weighted average life)	11,000
Non-compete agreements (4 years weighted average life)	550
Trade name (4 year weighted average life)	70

Total identifiable intangible assets	$12,550

The acquisition of ICT is beneficial to ViaSat because it adds complementary technologies and provides additional business opportunities. We believe that the ICT Accelenet family of products speeds web browsing and accelerates leading office applications, while simultaneously reducing network congestion. The benefit of these products can be offered to many of our consumer, enterprise, or government customers. These benefits and additional opportunities were among the factors that contributed to a purchase price resulting in the recognition of goodwill. The intangible assets and goodwill recognized will not be deductible for federal income tax purposes. The purchase price allocation is preliminary due to resolution of certain ICT tax attributes.

The consolidated financial statements include the operating results of ICT from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was insignificant to the financial statements for all periods presented.

Acquisition of Enerdyne Technologies, Inc.  On June 20, 2006, the Company completed the acquisition of all of the outstanding capital stock of Enerdyne, a privately-held provider of innovative data link equipment and digital video systems for defense and intelligence markets, including unmanned aerial vehicle and other airborne and ground based applications. The initial purchase price of approximately $17.5 million was comprised primarily of $16.4 million related to the fair value of 724,231 shares of the Company’s common stock issued at the closing, $500,000 in cash consideration, and $700,000 in direct acquisition costs. The $1.2 million of cash consideration paid to the former Enerdyne stockholders and the transaction expenses paid less cash acquired of $900,000 resulted in a net cash outlay of approximately $281,000. Up to an additional $8.7 million in consideration is payable in cash and stock under the terms of the acquisition agreement based on Enerdyne achieving certain earnings performance in any fiscal year up to and including the Company’s 2010 fiscal year (as well as projected earnings performance for the one-year period thereafter) and will be recorded as additional purchase price. No portion of the additional consideration is guaranteed.

As of March 30, 2007, Enerdyne achieved financial results entitling the former Enerdyne stockholders to $5.9 million of additional consideration. On May 3, 2007, the Company issued 170,763 shares of common stock and $260,000 in cash in full settlement of all additional consideration provisions and the $5.9 million payable

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding at March 30, 2007. The additional purchase price consideration of $5.9 million was recorded as additional government segment goodwill in the fourth quarter of fiscal year 2007. During March 2007, a $1.5 million adjustment reducing goodwill was made to the final purchase price allocation for Enerdyne as certain tax matters were resolved regarding utilization of Enerdyne’s net operating losses as tax deductions in the future resulting in deferred tax asset being recorded.

The final allocation of purchase price of the acquired assets and assumed liabilities based on the estimated fair values is as follows (in thousands):

Current assets	$3,543
Property, plant and equipment	343
Identifiable intangible assets	6,570
Goodwill	16,134
Other assets	1,473

Total assets acquired	28,063
Liabilities assumed	(4,666)

Total purchase price	$23,397

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

The acquisition of Enerdyne is complementary to ViaSat because we will benefit from their technology, namely unmanned analog and digital video data link capabilities, existing relationships in the unmanned aerial vehicle (UAV) market, customers and highly skilled workforce. The potential opportunities these benefits provide to our UAV applications product group in our government segment were among the factors that contributed to a purchase price resulting in the recognition of goodwill. The intangible assets and goodwill recognized will not be deductible for federal income tax purposes.

The consolidated financial statements include the operating results of Enerdyne from the date of acquisition in the Company’s UAV applications product line in the government segment. Pro forma results of operations have not been presented because the effect of the acquisition was insignificant to the financial statements for all periods presented.

Acquisition of Efficient Channel Coding, Inc.  On December 1, 2005, the Company completed the acquisition of all of the outstanding capital stock of ECC, a privately-held designer and supplier of broadband communication integrated circuits and satellite communication systems. The initial purchase price of approximately $16.6 million was comprised primarily of $15.8 million in cash consideration, $227,000 in direct acquisition costs and $525,000 related to the fair value of options exchanged at the closing date. The $16.1 million of cash consideration less cash acquired of approximately $70,000 resulted in a net cash outlay of approximately $16.0 million. Up to an additional $9.0 million in consideration is payable in cash and/or stock at the Company’s option on or prior to the eighteen (18) month anniversary of the closing date based on ECC meeting certain financial performance targets.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 23, 2006, the Company agreed to pay the maximum additional consideration amount to the former ECC stockholders in the amount of $9.0 million which has been accrued as of March 30, 2007. The $9.0 million was payable in cash or stock, at the Company’s option, in May 2007. The additional purchase price consideration of $9.0 million was recorded as additional goodwill in the Satellite Networks segment in the first quarter of fiscal year 2007.

The final allocation of purchase price of the acquired assets and assumed liabilities based on the estimated fair values was as follows (in thousands):

Current assets	$1,513
Property, plant and equipment	179
Identifiable intangible assets	9,800
Goodwill	17,641
Other assets	34

Total assets acquired	29,167
Current liabilities	(3,016)
Other long term liabilities	(853)

Total liabilities assumed	(3,869)
Deferred stock-based compensation	291

Total purchase price	$25,589

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

Note 14 — Segment Information

The Company’s commercial and government segments are primarily distinguished by the type of customer and the related contractual requirements. The more regulated government environment is subject to unique contractual

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements and possesses economic characteristics, which differ from the commercial segment. Therefore, the Company is organized primarily on the basis of products with commercial and government (defense) communication applications. These product groups are distinguished from one another based upon their underlying technologies. Prior segment results have been reclassified to conform to our current organizational structure. Reporting segments are determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The following table summarizes revenues and operating profits by reporting segment for the fiscal years ended March 30, 2007, March 31, 2006 and April 1, 2005. Certain corporate general and administrative costs, amortization of intangible assets and charges of acquired in-process research and development are not allocated to either segment and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit. Certain assets are not tracked by reporting segment. Depreciation expense is allocated to reporting segments as an overhead charge based on direct labor dollars within the reporting segments.

	Years Ended
	March 30, 2007	March 31, 2006	April 1, 2005
	(In thousands)

Revenues
Government	$270,746	$210,640	$175,442
Commercial
Satellite Networks	206,208	182,265	137,971
Antenna Systems	39,612	47,191	39,420

	245,820	229,456	177,391
Elimination of intersegment revenues	—	(6,273)	(6,894)

Total revenues	$516,566	$433,823	$345,939

Operating profits (losses)
Government	$41,687	$41,908	$28,060
Commercial
Satellite Networks	4,375	(6,811)	(1,748)
Antenna Systems	(687)	3,887	3,639

	3,688	(2,924)	1,891
Elimination of intersegment operating profits	—	(3,061)	(778)
Segment operating profit before corporate and amortization	45,375	35,923	29,173
Corporate	(428)	(187)	(2,207)
Amortization of intangibles(1)	(9,502)	(6,806)	(6,642)

Income from operations	$35,445	$28,930	$20,324

(1)	Amortization of intangibles relate to the commercial and government segment. Amortization of intangibles for Satellite Networks was $6.9 million, $6.2 million and $6.0 million for the fiscal years ended March 30, 2007, March 31, 2006 and April 1, 2005, respectively. Amortization for Antenna Systems was $655,000 for each of the fiscal years ended March 30, 2007, March 31, 2006 and April 1, 2005, respectively. Amortization of intangibles for the government segment was $1.9 million for the fiscal years ended March 30, 2007. There was no amortization of intangibles for the government segment for the fiscal year 2006 and 2005.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 30, 2007	March 31, 2006
	(In thousands)

Segment assets(2)
Government	$106,442	$77,269
Commercial
Satellite Networks	156,709	140,346
Antenna Systems	22,704	27,330

	179,413	167,676
Corporate assets	198,084	120,124

Total	$483,939	$365,069

(2)	Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, intangible assets and goodwill. At March 30, 2007 Satellite Networks had $46.2 million of goodwill and $27.6 million in net intangible assets, Antenna Systems had $3.6 million of goodwill and $1.4 million in net intangible assets, and government segment had $16.1 million of goodwill and $4.6 million in net intangible assets. On March 31, 2006 Satellite Networks had $24.5 million of goodwill and $22.0 million in net intangible assets, and Antenna Systems had $3.6 million of goodwill and $2.0 million in net intangible assets. Government segment had no goodwill or intangible assets on March 31, 2006.

Revenue information by geographic area for the fiscal years ended March 30, 2007, March 31, 2006 and April 1, 2005 is as follows:

	Years Ended
	March 30, 2007	March 31, 2006	April 1, 2005
	(In thousands)

United States	$434,458	$355,459	$253,045
Europe, Middle East and Africa	33,930	28,003	44,617
Asia Pacific	21,927	27,855	29,137
North America other than United States	16,706	16,787	12,953
Latin America	9,545	5,719	6,187

	$516,566	$433,823	$345,939

The Company distinguishes revenues from external customers by geographic areas based on customer location.

The net book value of long-lived assets located outside the United States was $313,000 and $341,000 at March 30, 2007 and March 31, 2006, respectively.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended March 30, 2007

Allowance for
Date	Doubtful Accounts
(In thousands)

Balance, April 2, 2004	$379
Provision	234
Write-off	(450)

Balance, April 1, 2005	$163
Provision	246
Write-off	(144)

Balance, March 31, 2006	$265
Provision	1,215
Write-off	(266)

Balance, March 30, 2007	$1,214

Deferred Tax
Date	Asset Valuation
(In thousands)

Balance, April 2, 2004	$—
Provision	769
Write-off	—

Balance, April 1, 2005	$769
Provision	303
Write-off	(769)

Balance, March 31, 2006	$303
Provision	100
Write-off	—

Balance, March 30, 2007	$403

II-1