Form 10-K/A
period 2007-03-30
VIASAT INC
filed 2007-07-30
CIK 797721

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of September 29, 2006, the last day of the registrant’s second fiscal quarter, was approximately $560,000,786 (based on the closing price on that date for shares of the registrant’s Common Stock as reported by the Nasdaq Global Market). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of July 19, 2007 was 30,157,189.

DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note

This Amendment No. 1 to the Annual Report of ViaSat, Inc. (ViaSat or the Company) on Form 10-K for the fiscal year ended March 30, 2007 (the 2007 Form 10-K) is filed to amend the following items in their entirety:

•	Item 10 (Directors, Executive Officers and Corporate Governance),

•	Item 11 (Executive Compensation),

•	Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters),

•	Item 13 (Certain Relationships and Related Transactions, and Director Independence),

•	Item 14 (Principal Accountant Fees and Services) and

•	Item 15 (Exhibits and Financial Statement Schedules).

This Amendment No. 1 does not reflect events occurring after May 31, 2007, the original filing date of the 2007 Form 10-K. Other than the items listed above, there are no other changes to the 2007 Form 10-K. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in ViaSat’s reports filed with the Securities and Exchange Commission (the Commission) for periods subsequent to the date of the original filing of the 2007 Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Name	Age	Present Position with ViaSat

Mark D. Dankberg	52	Chairman of the Board and Chief Executive Officer
Richard A. Baldridge	49	President and Chief Operating Officer
Steve Estes	52	Vice President — Human Resources
Kevin J. Harkenrider	51	Vice President — Operations
Steven R. Hart	53	Vice President and Chief Technical Officer
Keven K. Lippert	35	Vice President — General Counsel and Secretary
Mark J. Miller	47	Vice President and Chief Technical Officer
Ronald G. Wangerin	40	Vice President and Chief Financial Officer
Dr. Robert W. Johnson	57	Director
Dr. Jeffrey M. Nash	59	Director
B. Allen Lay	72	Director
John P. Stenbit	67	Director
Michael B. Targoff	62	Director
Harvey P. White	73	Director

Mark D. Dankberg was a founder of ViaSat and has served as Chairman of the Board and Chief Executive Officer of ViaSat since its inception in May 1986. Mr. Dankberg also serves as a director of TrellisWare Technologies, Inc., a privately-held subsidiary of ViaSat that develops advanced signal processing technologies for communication applications. Mr. Dankberg is a director and member of the Audit committee of REMEC, Inc., which is now in dissolution. In addition, Mr. Dankberg serves on the advisory board of Minnetronix, Inc. a privately-held medical device and design company. Prior to founding ViaSat, he was Assistant Vice President of M/A-COM Linkabit, a manufacturer of satellite telecommunications equipment, from 1979 to 1986, and Communications Engineer for Rockwell International Corporation from 1977 to 1979. Mr. Dankberg holds B.S.E.E. and M.E.E. degrees from Rice University.

Richard A. Baldridge joined ViaSat in April 1999 as Vice President and Chief Financial Officer. From September 2000 to August 2002, Mr. Baldridge served as Executive Vice President, Chief Operating Officer and Chief Financial Officer. He currently serves as President and Chief Operating Officer of ViaSat. Prior to joining ViaSat, Mr. Baldridge served as Vice President and General Manager of Raytheon Corporation’s Training Systems Division from January 1998 to April 1999. From June 1994 to December 1997, Mr. Baldridge served as Chief Operating Officer, Chief Financial Officer and Vice President — Finance and Administration for Hughes Information Systems and Hughes Training Inc., prior to their acquisition by Raytheon in 1997. Mr. Baldridge’s other experience includes various senior financial management roles with General Dynamics Corporation. Mr. Baldridge also serves as a director of Jobs for America’s Graduates. Mr. Baldridge holds a B.S. degree in Business Administration, with an emphasis in Information Systems, from New Mexico State University.

Steve Estes first became part of the ViaSat team with the acquisition of several commercial divisions of Scientific-Atlanta in April 2000. Mr. Estes served as Vice President and General Manager of the Antenna Systems group from 2000 to 2003. From 2003 to 2005, he served as a co-founder of an entrepreneurial startup. In September 2005, Mr. Estes rejoined ViaSat as Vice President Human Resources. Mr. Estes began his career as an electrical design engineer, moving into various management positions in engineering, program management, sales and marketing, and general management for companies that included Scientific-Atlanta, Loral (now part of L-3), and AEL Cross Systems (now part of BAE). Mr. Estes holds a B.S. degree in Mathematics and an Electrical Engineering degree from Georgia Tech, along with an M.B.A. degree focused on finance and marketing.

Kevin J. Harkenrider joined ViaSat in October 2006 as Director of Operations and since January 2007 has served as Vice President Operations. Prior to joining the Company, Mr. Harkenrider served as an Account Executive at Computer Sciences Corporation from 2002 through October 2006. From 1992 to 2001, Mr. Harkenrider held several positions at BAE Systems Mission Solutions (formerly GDE Systems, Marconi Integrated Systems and General Dynamics Corporation, Electronics Division), including Vice President and Program Director, Vice President — Operations and Vice President — Material. Mr. Harkenrider holds a B.S. in Civil Engineering from Union College and an M.B.A. from the University of Pittsburgh.

Steven R. Hart was a founder of ViaSat and has served as Vice President and Chief Technical Officer since March 1993. Mr. Hart served as Vice President — Engineering from March 1997 to January 2007 and as Engineering Manager since 1986. Prior to joining ViaSat, Mr. Hart was a Staff Engineer and Manager at M/A-COM Linkabit from 1982 to 1986. Mr. Hart holds a B.S. degree in Mathematics from the University of Nevada, Las Vegas and a M.A. degree in Mathematics from the University of California, San Diego.

Keven K. Lippert has served as Vice President — General Counsel and Assistant Secretary of ViaSat since April 2007 and as Associate General Counsel and Assistant Secretary from May 2000 to April 2007. Prior to joining ViaSat, Mr. Lippert was a corporate associate at the law firm of Latham & Watkins LLP from 1997 to 2000. Mr. Lippert holds a J.D. degree from the University of Michigan and a B.S. degree in Business Administration from the University of California, Berkeley.

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

Dr. Jeffrey M. Nash has been a director of ViaSat since 1987. From 1994 until 2003, he served as President of Digital Perceptions Inc., a privately-held consulting and software development firm serving the defense, remote sensing, communications, aviation and commercial computer industries. Since September 2003, he has been President and Chairman of Inclined Plane Inc., a privately-held consulting and intellectual property development company serving the defense, communications and media industries. In addition to his role at ViaSat, Dr. Nash serves as a director of two San Diego-based companies: Pepperball Technologies, Inc., a privately-held manufacturer of non-lethal personal defense equipment for law enforcement, security and personal defense applications, and REMEC, Inc., which is now in dissolution.

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

John P. Stenbit has been a director of ViaSat since August 2004. From 2001 to his retirement in March 2004, Mr. Stenbit served as the Assistant Secretary of Defense for Command, Control, Communications, and Intelligence (C3I) and later as Assistant Secretary of Defense of Networks and Information Integration/Department of Defense Chief Information Officer, the C3I successor organization. From 1977 to 2001, Mr. Stenbit worked for TRW, retiring as Executive Vice President. Mr. Stenbit was a Fulbright Fellow and Aerospace Corporation Fellow at the Technische Hogeschool, Einhoven, Netherlands. Mr. Stenbit has chaired the Science Advisory Panel to the Director for the Administrator of the Federal Aviation Administration. Mr. Stenbit currently serves on the board of directors of the following publicly-held companies: SM&A Corporation, Cogent, Inc, SI International, and Loral Space & Communications, Inc. (“Loral”). He is also on the board of trustees of The Mitre Corp., a private not-for-profit corporation. Mr. Stenbit also serves on the Defense Science Board, the Technical Advisory Group of the National Reconnaissance Office, the Advisory Board of the National Security Agency, the Science Advisory Group of the US Strategic Command and the Naval Studies Board. He also does consulting for various government and commercial clients.

Michael B. Targoff has been a director of ViaSat since February 2003. In February 2006, Mr. Targoff was elected chief executive officer of Loral. Since November 2005, he has served as the vice chairman of Loral’s Board of Directors and serves on the executive and compensation committees. Mr. Targoff originally joined Loral Space & Communications Limited in 1981 and served as senior vice president and general counsel until January 1996, when he was elected President and chief operating officer of the newly formed Loral. In 1998, he founded Michael B. Targoff & Co., which invests in telecommunications and related industry early stage companies. Mr. Targoff is chairman of the board and chairman of the audit committee of CPI International, Inc., a publicly-held company and a director and chairman of the audit committee of Leap Wireless International, Inc., a publicly-held company. Mr. Targoff is also chairman of the board of directors of three private telecommunications companies. Prior to joining Loral in 1981, Mr. Targoff was a partner in the New York City law firm, Willkie Farr & Gallagher. Mr. Targoff holds a B.A. degree from Brown University and a J.D. degree from the Columbia University School of Law, where he was a Hamilton Fisk Scholar and editor of the Columbia Journal of Law and Social Problems.

Harvey P. White has been a director of ViaSat since May 2005. Since June 2004, Mr. White has served as Chairman of (SHW)2 Enterprises, a business development and consulting firm. From September 1998 through June 2004, Mr. White served as Chairman and Chief Executive Officer of Leap Wireless International, Inc. Prior to that, Mr. White was a co-founder of QUALCOMM Incorporated where he held various positions including director, President, and Chief Operating Officer. Mr. White serves on the board of Motive, Inc. and is the chairman of the board of two private companies, Quanlight, Inc. and YBR Solar, Inc. Mr. White attended West Virginia Wesleyan College and Marshall University where he received a B.A. degree in Economics.

Committees of the Board

Audit Committee

The Audit Committee of the Company’s Board of Directors currently consists of Dr. Johnson, Mr. Lay (chair), Dr. Nash and Mr. White. The Audit Committee met seven times (including telephonic meetings) during fiscal year 2007. All members of the Audit Committee are independent directors, as defined in the Nasdaq Stock Market (Nasdaq) qualification standards and by Section 10A of the Securities Exchange Act of 1934, as amended (the Exchange Act). The Company’s Board of Directors has determined that each of the four members of our Audit Committee is an “audit committee financial expert” as that phrase is defined under the regulations promulgated by the Commission. The Audit Committee is governed by a written charter adopted by the Company’s Board of Directors. The functions of the Audit Committee include:

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

Compensation and Human Resources Committee

The Compensation and Human Resources Committee (the Compensation Committee) of the Board of Directors currently consists of Dr. Nash (chair), Mr. Stenbit and Mr. White. The Compensation Committee met five times (including telephonic meetings) during fiscal year 2007. All members of the Compensation Committee are independent directors, as defined in the Nasdaq qualification standards. The Compensation Committee is governed by a written charter approved by the Board of Directors. The functions of the Compensation Committee include:

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board of Directors currently consists of Dr. Johnson, Mr. Stenbit and Mr. Targoff (chair). The Nominating and Corporate Governance Committee met two times during fiscal year 2007. All members of the Nominating and Corporate Governance Committee are independent directors, as defined in the Nasdaq qualification standards. The Nominating and Corporate Governance Committee is governed by a written charter approved by the Board of Directors. The functions of the Nominating and Corporate Governance Committee include:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, executive officers and beneficial owners of 10% or more of ViaSat’s common stock (Reporting Persons) are required to report to the Commission on a timely basis the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of ViaSat’s common stock. Based solely on ViaSat’s review of copies of such forms that ViaSat has received, or written representations from Reporting Persons, ViaSat believes that during the fiscal year ended March 30, 2007, all executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements, except that Robert Johnson filed one late Form 4 reporting a single transaction.

Code of Ethics

ViaSat has established a Guide to Code of Ethics (Code of Ethics) that applies to its officers, directors and employees. The Code of Ethics contains general guidelines for conducting ViaSat’s business consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of

Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K promulgated by the Commission. ViaSat maintains a copy of the Code of Ethics on its website at www.viasat.com under the heading “Investor Relations.”

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The following Compensation Discussion and Analysis (CD&A) provides information regarding the compensation program in place for our executive officers, including the Named Executive Officers (defined below), during our 2007 fiscal year. In particular, this CD&A provides information related to each of the following aspects of our executive compensation program:

•	Overview and objectives of our executive compensation program;

•	Explanation of our executive compensation processes and criteria;

•	Description of the components of our compensation program; and

•	How each component fits into our overall compensation objectives.

Overview and Objectives of Executive Compensation Program

The principal components of our executive compensation program include:

•	Base salary;

•	Short-term or annual awards in the form of cash bonuses;

•	Long-term equity awards; and

•	Other benefits generally available to all of our employees.

Our executive compensation program incorporates these components because our Compensation Committee considers the combination of these components to be necessary and effective in order to provide a competitive total compensation package to our executive officers and to meet the principal objectives of our executive compensation program. In addition, the Compensation Committee believes that our use of base salary, annual cash bonus, and long-term equity awards as the primary components of our executive compensation program is consistent with the executive compensation programs employed by technology companies of similar size and stage.

Our overall compensation objectives are premised on the following three fundamental principles, each of which is discussed below: (1) a significant portion of executive compensation should be performance-based, tied to the achievement of certain Company objectives (e.g., earnings, revenue, awards and net operating asset turnover) and individual objectives; (2) the financial interests of our executive management and our stockholders should be aligned; and (3) the executive compensation program should be structured so that we can compete in the marketplace in hiring and retaining top level executives in our industry with compensation that is competitive and fair.

Performance-Based Compensation.  A major thrust of our compensation program is our belief that a significant amount of executive compensation should be performance-based. In other words, our compensation program is designed to reward superior performance, and we believe that our executive officers should feel accountable for the performance of our business and their individual performance. In order to achieve this objective, we have structured our compensation program so that executive compensation is tied, in large part, directly to Company-wide and individual performance. For example, and as discussed specifically below, annual cash bonuses are based on, among other things, pre-determined corporate financial performance metrics and operational targets.

Alignment with Stockholder Interests.  We believe that executive compensation and stockholder interests should be linked, and our compensation program is designed so that the financial interests of our executive officers are aligned with the interests of our stockholders. We accomplish this objective in a couple of ways. First, as noted

above, payments of annual cash bonuses are based on, among other things, pre-determined financial performance metrics and operational targets that, if achieved, we believe enhance the value of our common stock.

Second, a significant portion of the total compensation paid to our executive officers is paid in the form of equity to further align the interests of our executive officers and our stockholders. In this regard, our executive officers are subject to the downside risk of a decrease in the value of their compensation in the event that the price of our common stock declines. We believe that a combination of restricted stock units (RSU) and stock option awards, which each vest with the passage of time, provide meaningful long-term awards that are directly related to the enhancement of stockholder value. Equity awards are intended to reward our executive officers upon achieving operational and financial goals that we believe ultimately will be reflected in the value of our common stock. In addition, the time-vesting schedule of RSU and stock option awards further the goal of executive retention.

Structure Allows Competitive and Fair Compensation Packages.  We develop and manufacture innovative satellite and other wireless communications and networking systems for commercial, military and civil government customers. We believe that our industry is highly specialized and competitive. Stockholders are best served when we can attract and retain talented executives with compensation packages that are competitive and fair. Therefore, we strive to create a compensation package for executive officers that delivers compensation that is comparable to the total compensation delivered by the companies with which we compete for executive talent.

Compensation Processes and Criteria

The Compensation Committee is responsible for determining our overall executive compensation philosophy and for evaluating and recommending all components of executive officer compensation (including base salary, annual cash bonuses, and long-term equity awards) to our Board of Directors for approval. The Compensation Committee acts under a written charter adopted and approved by our Board of Directors and may, in its discretion, obtain the assistance of outside advisors, including compensation consultants, legal counsel and accounting and other advisors. Three outside directors currently serve on the Compensation Committee. Each member qualifies as an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code, a “non-employee director” within the meaning of Rule 16b-3 of the Exchange Act and as independent within the meaning of the corporate governance standards of Nasdaq. A copy of the Compensation Committee charter can be found under the “Investor Relations-Corporate Governance” section of our website at www.viasat.com.

Because our executive compensation program relies on the use of three relatively straightforward components (base salary, annual cash bonus, and long-term equity awards), the process for determining each component of executive compensation remains fairly consistent across each component. The Compensation Committee determines compensation in a manner consistent with the Company’s primary objectives for executive compensation discussed above. In determining each component of executive compensation, the Compensation Committee generally considers each of the following factors:

•	industry compensation data;

•	individual performance and contributions;

•	Company financial performance;

•	total executive compensation;

•	affordability of cash compensation based on the Company’s financial results; and

•	availability and affordability of shares for equity awards.

Industry Compensation Data.  The Compensation Committee reviews the executive compensation data of companies in comparable technology industries of similar size and stage to the Company as part of the process of determining executive compensation. Industry compensation data consists of executive compensation surveys (e.g., Radford) and peer group compensation data. Our current list of peer group companies consists of 17 publicly-traded communications companies such as: Comtech Telecommunications, Foundry Networks, Harmonic, Labarge, MRV Communications, Orbital Sciences, Tekelec and Trimble Navigation. Although we maintain a peer group for executive compensation purposes, we still continue to primarily rely on industry survey data in determining executive compensation. The primary role of peer group compensation data historically has been to serve as a validation (or cross-check) of industry survey data. Consistent with this current methodology, for each component of executive compensation (base salary, annual cash bonus, and long-term equity compensation) we disclose industry survey data percentile ranges for each individual Named Executive Officer.

Individual Performance.  The Compensation Committee makes an assessment of individual executive performance and contributions. The individual performance assessments made by the Compensation Committee are based in part on input from executive management. As part of our executive compensation process, our Chief Executive Officer and President provide input to the Compensation Committee on individual executive performance and contributions. With respect to assessing the individual performance of our Chief Executive Officer, the Compensation Committee relies on an annual assessment completed by our Nominating and Corporate Governance Committee.

Company Financial Performance.  As previously discussed, a major component of our executive compensation program is our belief that a significant amount of executive compensation should be based on performance, including company financial performance. Although the Compensation Committee uses specific financial performance metrics as a basis for determining annual cash bonus compensation, Company financial performance is also a factor considered by the Compensation Committee in determining both base salary and equity awards.

Total Executive Compensation.  As part of reviewing each component of executive compensation, the Compensation Committee also considers the total compensation of the executive. A review of total compensation is completed to assure that each executive’s total compensation remains appropriately competitive and continues to meet the compensation objectives described above.

Affordability.  Prior to completing the executive cash compensation (base salary and annual cash bonuses) process the Compensation Committee confirms that the proposed cash compensation is affordable under and consistent with the Company’s financial results. With respect to equity compensation, the Compensation Committee confirms the availability and affordability of shares prior to granting the equity awards to executives. To the extent the Compensation Committee determines that a component of executive compensation is not affordable, appropriate adjustments to that compensation component are made prior to final approval by the Compensation Committee.

Determination of Compensation.  After reviewing, analyzing and discussing each of the factors for executive compensation described above, the Compensation Committee determines (or makes a recommendation to the Board of Directors) the appropriate compensation for each individual executive. The Compensation Committee generally determines the appropriate compensation for each executive by determining the appropriate location in the compensation range (or percentile) based on industry survey data. By way of example, if the Compensation Committee determines that it is appropriate to set an executive’s base salary at the 50th percentile then 50% of the executives in the same position are below that base salary level and 50% are above that base salary level. Based on the Company’s compensation philosophy and objectives, executive compensation levels are generally set between the market 50th and the 75th percentiles. The Compensation Committee and the Board hold several meetings each year for the review, discussion and determination of executive compensation.

As part of the process in determining executive compensation, our Chief Executive Officer and President provide inputs and make recommendations for the Company’s other executive officers to the Compensation Committee related to (1) executive compensation philosophy, (2) individual executive performance and contributions and (3) base salary, annual cash bonuses, and long-term equity awards. The Compensation Committee believes input from management and outside advisors is valuable; however, the Compensation Committee makes its recommendations and decisions based on an independent analysis and assessment.

Components of Our Compensation Program

As discussed above, the components of our compensation program are the following: base salary, annual cash bonuses, long-term equity-based compensation, and certain other benefits that are generally available to all of our employees.

Base Salary.  Our Compensation Committee approved new salaries for our executives in May 2007 (for fiscal year 2008). In determining fiscal year 2008 base salary, the Compensation Committee primarily considered (1) industry compensation data, and (2) individual performance and contributions. For fiscal year 2007, we relied on executive compensation survey results from Radford, which generally reports a compensation range for each position, and compensation data from reviewing the proxy filings of peer group companies. In evaluating individual executive performance and contributions for fiscal year 2007, the Compensation Committee also considered to what extent the executive:

•	Sustains a high level of performance;

•	Demonstrates success in contributing toward the Company achieving key financial and other business objectives;

•	Has a proven ability to help create stockholder value; and

•	Possesses highly developed skills and abilities critical to the Company’s success.

After also considering recent Company financial performance, total executive compensation, and confirming affordability under the Company’s financial plan, the Compensation Committee set new base salaries for each of the executives. The following table describes the base salaries and corresponding percentiles for fiscal year 2007 and fiscal year 2008 for each of our Named Executive Officers (percentiles based on industry survey data).

Fiscal Year 2007 and Fiscal Year 2008
Base Salary

	Fiscal Year 2007		Fiscal Year 2008
	Base Salary	Fiscal Year 2007	Base Salary	Fiscal Year 2008
Executive	Percentile	Base Salary	Percentile	Base Salary

Mark D. Dankberg Chairman and CEO	50th-60th	$545,000	60th -70th	$580,000
Richard A. Baldridge President and COO	50th-60th	$420,000	60th -70th	$445,000
Ronald G. Wangerin Chief Financial Officer	40th-50th	$295,000	50th-60th	$325,000
Steven R. Hart Vice President — Engineering and Co-Chief Technology Officer	50th-60th	$260,000	50th-60th	$280,000
Mark J. Miller Co-Chief Technology Officer	50th-60th	$240,000	60th -70th	$250,000

Annual Cash Bonuses.  Consistent with our overall compensation objectives of linking compensation to performance, aligning executive compensation with stockholder interests and attracting and retaining top level executive officers in our industry, our Compensation Committee approved annual cash bonuses for fiscal year 2007. Under our executive compensation program, targets for cash bonuses are established as a percentage of base salary and actual award amounts are determined primarily based on the achievement of certain Company financial results and individual performance metrics. For fiscal year 2007, the target amount for annual cash bonuses was determined by the Compensation Committee primarily based on industry compensation surveys (and cross-checked with compensation data from peer group companies). The Compensation Committee also considered affordability under the Company’s financial plan, individual performance and expected Company financial performance in setting the target cash bonuses for fiscal year 2007. Based on our Company compensation philosophy and objectives, the cash bonus targets for executives are generally set between the market 50th and the 75th percentiles of the compensation range for each position (based on industry compensation data).

For fiscal year 2007, the specific metrics for determining annual cash bonuses placed equal emphasis on the Company’s annual financial performance and individual performance. The financial metrics were set at the beginning of the 2007 fiscal year and were based on the year’s internally-developed financial plan, which was approved by the Company’s Board of Directors. The individual performance factors for the Company’s executive officers (excluding the Chief Executive Officer) were determined by the Compensation Committee based on input and recommendations from our Chief Executive Officer and President as well as the Compensation Committee’s independent assessment. The annual performance metrics for determining annual cash bonuses are intended to be challenging but achievable. The table below describes the financial and individual objectives (and weighting of each objective) used for determining annual cash bonuses for our Named Executive Officers (excluding our Chief Executive Officer) for fiscal year 2007.

Fiscal Year 2007 Cash Bonus Objectives

Objective	Weighting

Financial — Earnings per share	20%
Financial — New Contract Awards	12.5%
Financial — Revenues	10%
Financial — Net Operating Asset Turnover	7.5%
Individual — Contribution Toward Achievement of Company Financial Targets	30%
Individual — Achievement of Individual Goals	20%

For purposes of determining the annual cash bonuses for our Chief Executive Officer in fiscal year 2007, our Compensation Committee relied on an assessment of our Chief Executive Officer completed by our Nominating and Corporate Governance Committee. The criteria used by the Nominating and Corporate Governance Committee for our Chief Executive Officer’s fiscal year 2007 evaluation included (with approximately one-third (33%) of the weighting applied to each of the three main categories):

•	Company financial performance: earnings per share, new contract awards, revenues, and net operating asset turnover;

•	Leadership: strategic, ethics and integrity; and

•	Strategic: industry positioning, short term and long term strategies, measurable progress in key business areas, and growth strategy.

The Company’s executive bonus program does not have any pre-established minimum or maximum payout. At the beginning of each fiscal year, the Board approves the Company’s financial plan for the upcoming fiscal year and the Compensation Committee approves the Company’s target bonus pool (executives and employees) for the upcoming fiscal year. To the extent the Company’s financial results deviate from the financial plan, the Company’s bonus pool is adjusted (generally using a pre-established formula approved by the Compensation Committee and Board of Directors). The Compensation Committee and the Board of Directors also retain the discretion to take additional factors into account (e.g., market conditions, total executive compensation, additional Company financial metrics or extraordinary individual contributions) and make adjustments to executive bonus compensation to the extent appropriate.

Based primarily on the Company’s financial results for fiscal year 2007 and individual executive performance, the Compensation Committee (under delegation of authority from the Board) approved the cash bonuses in the table below for our Named Executive Officers for fiscal year 2007 (paid in fiscal year 2008). In addition, the Compensation Committee adjusted bonuses upward for fiscal year 2007 (above the formulaic determination based on Company financial results and individual performance) in order to bring the total compensation for the Named Executive Officers to appropriately competitive levels.

Fiscal Year 2007 Cash Bonuses

	Target Cash		Actual Cash
	Bonuses As		Bonuses As
	Percentage	Target Cash	Percentage	Actual Cash
	of Base	Bonuses	of Base	Bonuses	Actual Cash
Executive	Salary	Percentile	Salary	Percentile	Bonuses

Mark D. Dankberg	100%	50th	117%	80th - 90th	$640,000
Richard A. Baldridge	75%	50th	93%	60th - 70th	$390,000
Ronald G. Wangerin	57%	50th	64%	60th - 70th	$200,000
Steven R. Hart	50%	50th	58%	60th - 70th	$150,000
Mark J. Miller	40%	50th	50%	70th - 80th	$130,000

Equity-Based Compensation.  Consistent with our belief that equity-based compensation is a key component for an effective executive compensation program at growth-oriented technology companies, our Board of Directors approved (upon recommendation of the Compensation Committee) long-term equity awards to our executive officers in fiscal year 2007. Upon the recommendation of our Board of Directors, the Company’s stockholders approved amendments to the Company’s equity plan in fiscal year 2007. This amended equity plan allowed the Compensation Committee to make significant changes to both our non-executive employee and executive equity compensation programs. The following table outlines the primary changes recently instituted by the Compensation Committee for the executive equity compensation program.

Executive Equity Compensation Program Changes

Prior Executive Equity Program	Revised Executive Equity Program	Purpose For Change

100% Stock Options	75% Stock Options and 25% Restricted Stock Units	• Lower Dilution (Burn) Rate • Increased Retention Value of RSUs • Promotes direct stock ownership • Decreased Accounting Expense
Incentive Stock Options	Non-Qualified Stock Options	• Increased Tax Benefits to the Company
Ten Year Term for Option Grants	Six Year Term for Option Grants	• Closer Alignment with Industry Average Term
Five Year Annual Vesting for Options	Four Year Annual Vesting for Options and RSUs	• Reduced Term of Vesting to Reflect Industry Average

Our Compensation Committee determined equity award levels for fiscal year 2007 in a manner consistent with the determination of base salary and annual cash bonuses. The Compensation Committee primarily considered (1) industry compensation data, (2) individual performance and contributions, (3) total executive compensation, and (4) the availability and affordability of shares for equity grants in determining equity compensation for executives. For fiscal year 2007 equity compensation awards, the Compensation Committee engaged Compensia, independent compensation consultant to the Compensation Committee, to assist the Compensation Committee in updating our list of peer group companies as well as providing market data and providing recommendations related to equity compensation grants for our executive officers. In addition, the Compensation Committee relied on equity compensation survey data from Radford, which reports an equity compensation range for each position using various metrics. In determining the availability and affordability of shares for equity grants the Compensation Committee considered the:

•	number of shares available for issuance under the Company’s equity plan;

•	number of shares budgeted for non-executive equity grants;

•	expected future retention and new hire grants to executives and non-executives;

•	annual dilution (burn) rate associated with the grant of equity awards;

•	Company’s overhang levels;

•	estimated accounting expense of potential equity grants; and

•	tax consequences associated with the grant of equity awards.

Based on the factors discussed above, our Board of Directors (upon recommendation from the Compensation Committee) approved the equity awards for our Named Executive Officers in October 2006. See “Grants of Plan-Based Awards” below for more information on these equity awards. The table below provides a summary of the approximate market percentile of the equity awards made to each of our Named Executive Officers during fiscal year 2007 (percentiles based on industry survey data).

Fiscal Year 2007 Equity Awards

Equity Award
Executive	Percentile*

Mark D. Dankberg Chairman and CEO	50-75%
Richard A. Baldridge President and COO	50-75%
Ronald G. Wangerin Chief Financial Officer	35-50%
Steven R. Hart Vice President-Engineering and Co-Chief Technology Officer	35-50%
Mark J. Miller Co-Chief Technology Officer	35-50%

*	In calculating the percentiles for executive equity awards, the size of the equity awards to the Named Executive Officers were annualized to account for time period between equity awards made to the Named Executive Officers (a period equal to twenty-two months).

Other Benefits

We provide a comprehensive benefits package to all of our employees, including our Named Executive Officers, which includes medical, dental, vision care, disability insurance, life insurance benefits, flexible spending plan, 401(k) savings plan, educational reimbursement program, employee assistance program, employee stock purchase plan, holidays and personal time off which includes vacation, sick or personal days off and a sell back policy. Certain executives of the Company also receive access to the Company’s sports and golf club membership. We do not currently offer defined benefit pension, deferred compensation or supplemental executive retirement plans to any of our employees.

Change of Control and Employment Agreements

The Company currently does not have any employment agreements, change of control agreements, or severance arrangements with any of our executive officers.

Equity Grant Process

Stock options and RSUs are part of the equity compensation program for many Company employees. Equity awards have historically been granted in approximately 18 to 24 month cycles (last grant completed in October 2006). Grant approval for executive officers occurs at regularly-scheduled meetings of the Board of Directors. Because of the more lengthy process for determining executive equity grants, executive equity grants are not always made at the same time as grants to all other eligible employees. The timing of grants is not coordinated with the release of material non-public information. For stock option grants made during fiscal year 2007 all grants were made at fair market value on the date of grant (as defined under our equity plan) and grants of RSUs were made in accordance with the terms of our equity plan. Grants of RSUs and stock options vest on an annual basis over a three to five year period. The Compensation Committee is currently examining alternative cycle times between equity grants to potentially more closely align the Company’s equity compensation program with the market practices.

In addition to grants made each year to current Company employees, stock option grants are made during the year to newly-hired employees as part of the in-hire package, as well as to existing employees for purposes of retention or in recognition of special achievements. The Company does not currently grant RSUs to newly-hired employees, although it may consider doing so in the future. In order to address the need to grant options at multiple times during the year, the Compensation Committee has delegated authority to the Company’s Chief Executive Officer and President to make grants to employees other than Section 16 officers, subject to certain guidelines and an overall share limitation. The Chief Executive Officer and President are each authorized to identify the award recipient and the number of shares subject to the option grant; the Compensation Committee sets all other terms of the awards. Grants made by the Chief Executive Officer or President under delegation of authority from the Compensation Committee are generally made once a month. In addition, we do not grant re-load options, make loans to executives to exercise stock options, or grant stock options at a discount.

Stock Ownership/Retention Guidelines

The Board believes that the number of shares of our stock owned by individual members of management is a personal decision, and encourages stock ownership.

Tax and Accounting Considerations

We select and implement the components of compensation primarily for their ability to help us achieve the objectives of our compensation program and not based on any unique or preferential financial tax or accounting treatment. However, when awarding compensation, the Compensation Committee is mindful of the level of earnings per share dilution that will be caused as a result of the compensation expense related to the Compensation Committee’s actions. For example, in fiscal year 2007 the Compensation Committee added restricted stock units to our equity award program to, in part, help reduce the accounting expense associated with our equity award program. In addition, Section 162(m) of the Internal Revenue Code generally sets a limit of $1.0 million on the amount of annual compensation (other than certain enumerated categories of performance-based compensation) that we may deduct for federal income tax purposes. For fiscal year 2007, we do not anticipate that there will be nondeductible compensation for covered executives. While we have not adopted a policy requiring that all compensation be deductible, the Compensation Committee will continue to review the Section 162(m) issues associated with possible modifications to our compensation arrangements in fiscal year 2008 and future years and will, where reasonably practicable and consistent with our business goals, seek to qualify variable compensation paid to our executive officers for an exemption from the deductibility limitations of Section 162(m) while maintaining a competitive, performance-based compensation program. For fiscal year 2008, we anticipate that there will be nondeductible compensation for one or more executives.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this report.

The foregoing report has been furnished by the Compensation Committee members:

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933 or the Exchange Act that might incorporate Commission filings, in whole or in part, the foregoing Compensation Committee Report will not be incorporated by reference into any such filings.

Compensation and Human Resources Committee

Jeffrey M. Nash
John P. Stenbit
Harvey P. White

Summary Compensation Table

The following table provides summary information concerning compensation paid by ViaSat to, or on behalf of, its chief executive officer, its chief financial officer and each of the Company’s three other most highly compensated executive officers (collectively, the Named Executive Officers).

						Non-Equity
		Fiscal Year		Stock	Option	Incentive Plan	All Other
	Fiscal	Compensation		Awards	Awards	Compensation	Compensation
Name and Position	Year	Salary	Bonus	($)(1)	($)(1)	($)(2)	($)(3)		Total

Mark D. Dankberg	2007	$545,000	—	$39,304	$151,935	$640,000	$8,424	(4)	$1,384,663
Chairman and Chief
Executive Officer
Richard A. Baldridge	2007	420,000	—	30,428	117,627	390,000	7,236		965,291
President and Chief
Operating Officer
Ronald G. Wangerin	2007	295,000	—	12,679	49,011	200,000	12,102		568,792
Vice President and
Chief Financial Officer
Steven R. Hart	2007	260,000	—	8,876	34,308	150,000	10,500		463,684
Vice President —
Engineering and Chief
Technical Officer
Mark J. Miller	2007	240,000	—	6,338	24,506	130,000	12,981	(4)	413,825
Vice President —
Chief Technical Officer

(1)	Represents the amount of compensation cost recognized by us in fiscal year 2007 related to stock option awards and restricted stock units held by such Named Executive Officers as described in Statement of Financial Accounting Standards No. 123R (SFAS 123R). For a discussion of valuation assumptions, see Note 1 to our 2007 Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2007. The costs for awards disregard adjustments for forfeiture assumptions.

(2)	Represents amounts paid under our annual bonus program for fiscal year 2007 (paid in fiscal year 2008).

(3)	All other compensation consists only of matching 401(k) contributions and reimbursement of club dues for certain executives by ViaSat, unless indicated otherwise.

(4)	Includes patent award of $1,000 for Mark Dankberg and $8,750 for Mark Miller.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of plan-based awards to each of the Named Executive Officers during fiscal year 2007.

					All Other	All Other
					Stock	Option	Exercise	Grant
					Awards:	Awards:	or Base	Date Fair
					Number of	Number of	Price of	Value of
		Estimated Future Payouts Under			Shares	Securities	Option	Stock and
	Grant	Non-Equity Incentive Plan Awards(1)			of Stock	Underlying	Awards	Option
Name	Date	Threshold	Target	Maximum	or Units (#)	Options (#)	($/Sh)(2)	Awards(3)

Mark D. Dankberg	—	—	$545,000	—	—	—	—	—
	10/11/06	—	—	—	—	116,250	$26.15	$1,305,743
	10/11/06	—	—	—	12,917	—	—	$337,780
Richard A. Baldridge	—	—	$315,000	—	—	—	—	—
	10/11/06	—	—	—	—	90,000	$26.15	$1,010,898
	10/11/06	—	—	—	10,000	—	—	$261,500
Ronald G. Wangerin	—	—	$168,150	—	—	—	—	—
	10/11/06	—	—	—	—	37,500	$26.15	$421,208
	10/11/06	—	—	—	4,167	—	—	$108,967
Steven R. Hart	—	—	$130,000	—	—	—	—	—
	10/11/06	—	—	—	—	26,250	$26.15	$294,845
	10/11/06	—	—	—	2,917	—	—	$76,280
Mark J. Miller	—	—	$96,000	—	—	—	—	—
	10/11/06	—	—	—	—	18,750	$26.15	$210,604
	10/11/06	—	—	—	2,083	—	—	$54,470

(1)	Represents target amounts payable under the Company’s annual cash bonus program for fiscal year 2007. Actual amounts paid to the Named Executive Officers pursuant to such bonus program are disclosed in the Summary Compensation Table above under the heading “Non-Equity Incentive Plan Compensation.” The material terms of the bonus program are described in “Compensation Discussion and Analysis” above.

(2)	The exercise price for option awards is the fair market value per share of our common stock, which is defined under our equity plan as the closing price per share on the grant date. There is no purchase price associated with grants of restricted stock units (RSUs).

(3)	Represents the full grant date fair value of each individual equity award (on a grant-by-grant basis) as computed under SFAS 123R.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding options held by each of the Named Executive Officers at March 30, 2007.

	Option Awards					Stock Awards
									Equity Incentive
									Plan Awards:
			Equity Incentive					Equity Incentive	Market or
			Plan Awards:			Number of	Market Value	Plan Awards:	Payout Value
			Number of			Shares	of Shares	Number of	of Unearned
			Securities			or Units	or Units	Unearned Shares,	Shares, Units
	Number of Securities		Underlying			of Stock	of Stock	Units or	or Other
	Underlying Unexercised		Unexercised	Option	Option	that have	that have	Other Rights	Rights that
	Options (#)		Unearned	Exercise	Expiration	not Vested	not Vested	that have	have not
Name	Exercisable	Unexercisable(1)	Options (#)	Price ($)	Date(2)	(#)(3)	($)(4)	not Vested ($)	Vested ($)

Mark D. Dankberg	30,000	—	—	$8.54	6/15/2008	—	—	—	—
	30,000	—	—	$8.07	7/14/2009	—	—	—	—
	60,000	—	—	$14.00	12/21/2010	—	—	—	—
	80,000	—	—	$13.16	12/11/2011	—	—	—	—
	60,000	—	—	$18.25	12/18/2013	—	—	—	—
	80,000	—	—	$21.02	12/16/2014	—	—	—	—
	—	116,250	—	$26.15	10/11/2012	—	—	—	—
	—	—	—	—	—	12,917	$425,873	—	—
Richard A. Baldridge	20,000	—	—	$26.16	1/14/2010	—	—	—	—
	35,000	—	—	$14.00	12/21/2010	—	—	—	—
	50,000	—	—	$13.16	12/11/2011	—	—	—	—
	45,000	—	—	$18.25	12/18/2013	—	—	—	—
	55,000	—	—	$21.02	12/16/2014	—	—	—	—
	—	90,000	—	$26.15	10/11/2012	—	—	—	—
	—	—	—	—	—	10,000	$329,700	—	—
Ronald G. Wangerin	4,000	—	—	$4.70	8/7/2012	—	—	—	—
	9,000	—	—	$10.73	3/13/2013	—	—	—	—
	20,000	—	—	$18.25	12/18/2013	—	—	—	—
	30,000	—	—	$21.02	12/16/2014	—	—	—	—
	—	37,500	—	$26.15	10/11/2012	—	—	—	—
	—	—	—	—	—	4,167	$137,386	—	—
Steven R. Hart	8,000	—	—	$6.38	5/28/2007	—	—	—	—
	8,000	—	—	$7.77	6/15/2008	—	—	—	—
	8,000	—	—	$7.33	7/14/2009	—	—	—	—
	20,000	—	—	$14.00	12/21/2010	—	—	—	—
	20,000	—	—	$13.16	12/11/2011	—	—	—	—
	18,000	—	—	$18.25	12/18/2013	—	—	—	—
	20,000	—	—	$21.02	12/16/2014	—	—	—	—
	—	26,250	—	$26.15	10/11/2012	—	—	—	—
	—	—	—	—	—	2,917	$96,173	—	—
Mark J. Miller	7,000	—	—	$7.77	6/15/2008	—	—	—	—
	7,000	—	—	$7.33	7/14/2009	—	—	—	—
	17,500	—	—	$14.00	12/21/2010	—	—	—	—
	20,000	—	—	$13.16	12/11/2011	—	—	—	—
	18,000	—	—	$18.25	12/18/2013	—	—	—	—
	20,000	—	—	$21.02	12/16/2014	—	—	—	—
	—	18,750	—	$26.15	10/11/2012	—	—	—	—
	—	—	—	—	—	2,083	$68,677	—	—

(1)	Options become exercisable in four equal installments each year beginning on the first anniversary of the grant date.

(2)	The expiration date of each option occurs six to ten years after the date of grant of each option.

(3)	Stock awards vest over four years.

(4)	Computed by multiplying the closing market price of our common stock ($32.97) on March 30, 2007 (the last trading day of fiscal year 2007) by the number of shares subject to such stock award.

Option Exercises and Stock Vested in Last Fiscal Year

The following table provides information concerning exercises of stock options by each of the Named Executive Officers and stock vested for each of the Named Executive Officers during fiscal year 2007.

	Option Awards		Stock Awards
	Number of	Value	Number of	Value
	Shares Acquired	Realized on	Shares Acquired	Realized on
	on Exercise	Exercise	on Vesting	Vesting
Name	(#)	($)(1)	(#)	($)

Mark D. Dankberg	30,000	$605,430	—	$—
Richard A. Baldridge	85,000	2,457,195	—	—
Ronald G. Wangerin	10,000	265,522	—	—
Steven R. Hart	—	—	—	—
Mark J. Miller	7,000	184,954	—	—

(1)	Computed by multiplying the closing market price of our common stock on the date of exercise by the number of shares exercised less the exercise price per share.

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

Director Compensation Table

					Change in
	Fees				Pension Value
	Earned			Non-Equity	and Nonqualified
	or Paid	Stock	Option	Incentive Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)(1)(2)	($)	Earnings	($)	($)

Robert W. Johnson	$28,500	$—	$138,342	$—	$—	$—	$166,842
Jeffrey M. Nash	30,250	—	138,342	—	—	—	168,592
B. Allen Lay	32,250	—	138,342	—	—	—	170,592
John P. Stenbit	24,000	—	180,867	—	—	—	204,867
Michael B. Targoff	23,750	—	138,342	—	—	—	162,092
Harvey P. White	24,000	—	137,214	—	—	—	161,214

(1)	Each director receives an annual grant of an option to purchase 10,000 shares of our common stock. The options for the fiscal year ended March 30, 2007 were granted on October 4, 2006 and the per share exercise price of the options was $24.72. The amount represents compensation cost recognized by us in fiscal year 2007 related to all stock option awards held by our directors as described in SFAS 123R. The costs for awards disregard adjustments for forfeiture assumptions. For a discussion of valuation assumptions, see Note 1 to our 2007 Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2007. The full grant date fair value of stock options granted to each director during the fiscal year ended March 30, 2007 was $87,212 per director as computed in accordance with SFAS 123R.

(2)	The aggregate number of options outstanding at the end of fiscal year 2007 for each director was as follows: Robert W. Johnson (88,000); Jeffrey M. Nash (71,999); B. Allen Lay (80,000); John P. Stenbit (45,000); Michael B. Targoff (55,000); and Harvey P. White (35,000).

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Dr. Nash, Mr. Stenbit and Mr. White. No interlocking relationship exists between any member of the Compensation Committee and any member of any other company’s board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Equity Compensation Plan Information

The following table provides certain information as of March 30, 2007 about the Company’s common stock that may be issued upon the exercise of options and rights under all of the existing equity compensation plans:

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities		Under Equity
	to be Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options	Outstanding Options	Reflected in
	and Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	5,934,589	$17.60	2,322,584
Equity compensation plans not approved by security holders(2)	134,478	$13.76	12,131

Total	6,069,067	$17.51	2,334,715

(1)	Consists of two plans: (a) the Third Amended and Restated 1996 Equity Participation Plan (the 1996 Equity Participation Plan) and (b) the Employee Stock Purchase Plan, as amended (the Purchase Plan). See below for a more detailed discussion of the 1996 Equity Participation Plan and the Purchase Plan.

(2)	Consists of the US Monolithics, LLC 2000 Unit Incentive Plan (the USM Plan) and the Efficient Channel Coding 2000 Long Term Incentive Plan (the ECC Plan). See below for a more detailed discussion of the USM Plan and the ECC Plan.

The 1996 Equity Participation Plan.  In November 1996 ViaSat adopted the 1996 Equity Participation Plan, which provides for the grant to its executive officers, other key employees, consultants and non-employee directors of a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards. The 1996 Equity Participation Plan currently provides for aggregate award grants of up to 10,600,000 shares. As of March 30, 2007, options to purchase an aggregate of 5,545,075 shares of common stock at prices ranging from $4.70 to $43.82 were outstanding under the 1996 Equity Participation Plan. Also, 389,514 shares subject to restricted stock unit (RSU) awards were outstanding under the 1996 Equity Participation Plan. RSU awards made under the 1996 Equity Participation Plan are issued without a purchase price.

The Purchase Plan.  In November 1996 ViaSat established the Purchase Plan to assist its employees in acquiring a stock ownership interest in ViaSat and to encourage them to remain in ViaSat’s employment. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. The Purchase Plan permits eligible employees to purchase ViaSat common stock at a discount through payroll deductions during specified six-month offering periods. The Compensation Committee administers the Purchase Plan. Currently, a maximum of 1,500,000 shares of common stock are authorized for issuance under the Purchase Plan. As of March 30, 2007, an aggregate of 1,098,582 shares of common stock at prices ranging from $3.83 to $21.96 had been issued under the Purchase Plan.

The USM Plan.  In connection with ViaSat’s acquisition of US Monolithics, LLC in 2002, options to purchase approximately 44,418 shares of ViaSat common stock at a weighted average exercise price of $8.94 were assumed from the USM Plan. The Company’s stockholders have not approved the USM Plan. The purpose of the USM Plan is to assist the employees of US Monolithics (which is now operated as a wholly-owned subsidiary of ViaSat) in acquiring a stock ownership interest in ViaSat and to encourage them to remain employees of US Monolithics. The USM Plan authorizes the grant of non-qualified stock options and restricted stock covering an aggregate of 203,000 shares of ViaSat’s common stock. As of March 30, 2007, options to purchase an aggregate of 124,346 shares of common stock at prices ranging from $8.94 to $23.37 were outstanding under the USM Plan.

The ECC Plan.  In December 2005, in connection with the Company’s acquisition of Efficiency Channel Coding, Inc., options to purchase approximately 23,424 shares of ViaSat common stock at a weighted average exercise price of $6.14 were assumed from the ECC Plan. The Company’s stockholders have not approved the ECC Plan. The purpose of the ECC Plan is to assist the employees of Efficient Channel Coding (which is now operated as a wholly-owned subsidiary of ViaSat) in acquiring a stock ownership interest in ViaSat and to encourage them to remain employees of Efficient Channel Coding. The ECC Plan authorizes the grant of incentive stock options, non-qualified stock options and restricted stock covering an aggregate of 23,424 shares of ViaSat’s common stock. As of March 30, 2007, options to purchase an aggregate of 10,132 shares of common stock at prices ranging from $5.03 to $10.05 were outstanding under the ECC Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the ownership of ViaSat’s common stock as of July 19, 2007 by: (1) each director, (2) each of the Named Executive Officers, (3) all executive officers and directors of ViaSat as a group, and (4) all other stockholders known by ViaSat to be beneficial owners of more than five percent (5%) of its common stock. Unless otherwise indicated, the address for each of the stockholders listed below is c/o ViaSat, Inc., 6155 El Camino Real, Carlsbad, California 92009.

	Amount and Nature
	of Beneficial		Percent Beneficial
Name or Group(1)	Ownership(2)		Ownership (%)

Directors and Officers:
Mark D. Dankberg	1,839,506	(3)	6.0
Steven R. Hart	856,126		2.8
Robert W. Johnson	619,163		2.1
B. Allen Lay	435,395	(4)	1.4
Mark J. Miller	393,213		1.3
Jeffrey M. Nash	352,957		1.2
Richard A. Baldridge	205,000			*
Michael B. Targoff	109,417			*
Ronald G. Wangerin	64,517			*
John P. Stenbit	31,667			*
Keven K. Lippert	19,411			*
Harvey P. White	16,667			*
Steve Estes	15,000			*
Kevin J. Harkenrider	—			*
All directors and executive officers as a group (14 persons)	4,958,039		15.85
Other 5% Stockholders:
Franklin Resources, Inc. and affiliates(5) One Franklin Parkway, San Mateo, CA 94403	1,731,964		5.7

*	Less than 1%

(1)	The information regarding beneficial ownership of ViaSat common stock has been presented according to rules of the Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under the Commission’s rules, beneficial ownership of ViaSat common stock includes any shares as to which a person has sole or shared voting power or investment power and also any shares that a person has the right to acquire within 60 days through the exercise of any stock option or other right. Under California and some other state laws, personal property owned by a married person may be community property that either spouse may manage and control. ViaSat has no information as to whether any shares shown in this table are subject to community property laws.

(2)	Includes the following shares issuable upon the exercise of outstanding stock options that are exercisable within 60 days of July 19, 2007: Mr. Dankberg — 340,000 option shares; Mr. Hart — 94,000 option shares; Dr. Johnson — 74,667 option shares; Mr. Lay — 66,667 option shares; Mr. Miller — 89,500 option shares; Dr. Nash — 58,666 option shares; Mr. Baldridge — 205,000 option shares; Mr. Targoff — 41,667 option shares; Mr. Wangerin — 63,000 option shares; Mr. Stenbit — 31,667 option shares; Mr. Lippert — 19,200 option shares; Mr. Estes — 15,000 option shares; Mr. Harkenrider — 0 option shares; and Mr. White — 16,667 option shares.

(3)	Includes 3,039 shares of common stock held by Mr. Dankberg’s children. Mr. Dankberg disclaims beneficial ownership of all these securities.

(4)	Includes (a) 30,400 shares of common stock held by Lay Charitable Remainder Unitrust, (b) 112,842 shares of common stock held by Lay Living Trust and (c) 225,486 shares of common stock held by Lay Ventures.

(5)	The ownership information shown is based solely on information contained in Schedule 13G dated February 6, 2007 filed with the Commission by Franklin Resources, Inc. (FRI). Franklin Advisers, Inc, an indirect wholly-owned subsidiary of FRI, has sole voting power with respect to 1,145,517 shares and sole dispositive power with respect to 1,176,017 shares. Franklin Templeton Portfolio Advisors, Inc., a subsidiary of FRI, has sole voting and dispositive power with respect to 555,947 shares. FRI, a registered investment adviser, is deemed to be the beneficial owner of all 1,731,964 shares as a result of acting as investment adviser to the aforementioned subsidiaries. Charles B. Johnson and Rupert H. Johnson Jr., the principal stockholders of FRI, are deemed to also beneficially own all 1,731,964 shares. FRI, Charles B. Johnson and Rupert H. Johnson Jr. disclaim any pecuniary interest and beneficial ownership of the shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

All transactions and relationships in which the Company and our directors and executive officers or their immediate family members are participants are reviewed by our Audit Committee or another independent body of the Board of Directors, such as the independent and disinterested members of the Board. As set forth in the Audit Committee charter, the members of the Audit Committee, all of whom are independent directors, review and approve related party transactions for which such approval is required under applicable law, including Commission and Nasdaq rules. In the course of its review and approval or ratification of a disclosable related party transaction, the Audit Committee or the independent and disinterested members of the Board may consider:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction;

•	the importance of the transaction to the related person;

•	the importance of the transaction to the Company;

•	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company; and

•	any other matters the Audit Committee deems appropriate.

Other than the employment arrangements described above, there were no material transactions, or series of similar transactions, since the beginning of our last fiscal year, or any currently proposed transactions, or series of similar transactions, to which we are a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest, nor were there any other transactions or any indebtedness of management required to be reported under this Item 13.

Board Independence

As required under the Nasdaq qualification standards, the Company’s Board of Directors has affirmatively determined that, with the exception of Mr. Dankberg, each board member is an independent director within the meaning of the applicable Nasdaq qualification standards. Mr. Dankberg is not considered independent because he is an executive officer of the Company.

Item 14.	Principal Accountant Fees and Services

The following is a summary of the fees incurred by ViaSat from PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended March 30, 2007 and March 31, 2006:

	Fiscal 2007	Fiscal 2006
Fee Category	Fees	Fees

Audit Fees	$1,432,164	$1,280,750
Audit Related Fees	—	—
Tax Fees	37,486	6,783
All Other Fees	2,425	1,500

Total Fees	$1,472,075	$1,289,033

Audit Fees.  Audit fees represent fees for audit work performed on the Company’s annual financial statements, its internal control over financial reporting, management’s assessment of its internal control over financial reporting, and reviews of the quarterly financial statements included in the quarterly reports on Form 10-Q, as well as audit services that are normally provided in connection with the Company’s statutory and regulatory filings.

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

All Other Fees.  Represent fees for subscription to PricewaterhouseCoopers LLP’s on-line research tool.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of the report:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1		First Amended and Restated Bylaws of ViaSat, Inc.	S-3	333-116468	3.2	06/14/2004
3.2		Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.	10-Q	000-21767	3.1	11/14/2000
4.1		Form of Common Stock Certificate	S-1/A	333-13183	4.1	11/05/1996
10.1		Form of Invention and Confidential Disclosure Agreement by and between ViaSat, Inc. and each employee of ViaSat, Inc.	S-1	333-13183	10.4	10/01/1996
10	.2*	Third Amended and Restated 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	99	10/10/2006
10	.3*	Form of Incentive Stock Option Agreement under the Second Amended and Restated 1996 Equity Participation Plan	S-1/A	333-13183	10.9	11/20/1996
10	.4*	Form of Nonqualified Stock Option Agreement under the Third Amended and Restated 1996 Equity Participation Plan	S-1/A	333-13183	10.10	11/20/1996
10	.5*	Form of Restricted Stock Unit Award Agreement under the Third Amended and Restated 1996 Equity Participation Plan	8-K	000-21767	10.1	10/16/2006
10	.6*	Form of Executive Restricted Stock Unit Award Agreement under the Third Amended and Restated 1996 Equity Participation Plan	8-K	000-21767	10.2	10/16/2006
10	.7*	ViaSat, Inc. 401(k) Profit Sharing Plan	S-1	333-13183	10.12	10/11/1996

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.8	Second Amended and Restated Revolving Loan Agreement dated January 31, 2005 among ViaSat, Inc., Union Bank of California, N.A. and Comerica Bank	8-K	000-21767	10.1	02/01/2005
10.9	Lease, dated March 24, 1998, by and between W9/LNP Real Estate Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, California)	10-K	000-21767	10.27	06/29/1998
10.10	Amendment to Lease, dated June 17, 2004, by and between Levine Investments Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, CA)	10-Q	000-21767	10.1	08/10/2004
10.11	Award/Contract, effective January 20, 2000, issued by Space and Naval Warfare Systems to ViaSat, Inc.	10-Q	000-21767	10.1	02/14/2000
10.12	The ViaSat, Inc. Employee Stock Purchase Plan, as amended
21.1	Subsidiaries.(1)
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.(1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Denotes management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this Annual Report on Form 10-K.

(1)	Previously filed as an exhibit to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 30, 2007, filed with the Commission on May 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

By:	/s/ Mark D. Dankberg
Mark D. Dankberg
Chairman and Chief Executive Officer

Date: July 30, 2007