Form 10-Q
period 2007-06-29
VIASAT INC
filed 2007-08-08
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 29, 2007.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of August 3, 2007 was 30,193,907.

VIASAT, INC.
INDEX

PART I Financial Information
Item 1. Financial Statements
VIASAT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	As of	As of
	June 29,	March 30,
	2007	2007
Assets
Current assets:
Cash and cash equivalents	$113,191	$103,345
Short-term investments	41	47
Accounts receivable, net	131,640	139,789
Inventories	43,511	46,034
Deferred income taxes	15,822	9,721
Prepaid expenses and other current assets	8,385	9,218

Total current assets	312,590	308,154
Goodwill	65,988	65,988
Other intangible assets, net	31,208	33,601
Property and equipment, net	54,274	51,463
Other assets	26,190	24,733

Total assets	$490,250	$483,939

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,308	$43,516
Accrued liabilities	58,189	62,470
Payable to former stockholders of acquired businesses	301	14,762

Total current liabilities	103,798	120,748
Other liabilities	20,754	13,273

Total liabilities	124,552	134,021

Commitments and contingencies (Note 8)
Minority interest in consolidated subsidiary	1,245	1,123

Stockholders’ equity:
Common stock	3	3
Paid in capital	244,458	232,693
Retained earnings	119,808	115,969
Accumulated other comprehensive income	184	130

Total stockholders’ equity	364,453	348,795

Total liabilities and stockholders’ equity	$490,250	$483,939

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three months ended
	June 29,	June 30,
	2007	2006
Revenues	$128,562	$128,701
Operating expenses:
Cost of revenues	96,396	98,115
Selling, general and administrative	17,730	15,844
Independent research and development	7,377	4,792
Amortization of intangible assets	2,393	2,060

Income from operations	4,666	7,890
Other income (expense):
Interest income	1,399	326
Interest expense	(181)	(91)

Income before income taxes	5,884	8,125
Provision for income taxes	1,581	2,696
Minority interest in net earnings of subsidiary, net of tax	122	68

Net income	$4,181	$5,361
Basic net income per share	$.14	$.19
Diluted net income per share	$.13	$.18
Shares used in basic net income per share computation	29,958	27,791
Shares used in diluted net income per share computation	32,214	29,728
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three months ended
	June 29,	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$4,181	$5,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,617	3,339
Amortization of intangible assets and capitalized software	3,020	2,907
Deferred income taxes	89	(458)
Incremental tax benefits from stock options exercised	(277)	(399)
Non-cash stock-based compensation	1,812	1,528
Other non-cash adjustments	107	226
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	8,819	(5,309)
Inventories	2,549	2,569
Other assets	(1,108)	(3,106)
Accounts payable	(3,508)	(8,212)
Accrued liabilities	(4,263)	8,792
Other liabilities	721	658

Net cash provided by operating activities	15,759	7,896
Cash flows from investing activities:
Payments related to acquisitions of businesses, net of cash acquired	(8,975)	(281)
Purchases of property and equipment	(1,098)	(2,249)

Net cash used in investing activities	(10,073)	(2,530)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,781	3,671
Incremental tax benefits from stock options exercised	277	399

Net cash provided by financing activities	4,058	4,070
Effect of exchange rate changes on cash	102	67

Net increase in cash and cash equivalents	9,846	9,503
Cash and cash equivalents at beginning of period	103,345	36,723

Cash and cash equivalents at end of period	$113,191	$46,226

Non-cash investing and financing activities:
Issuance of stock in connection with acquisition	$—	$16,350
Issuance of a payable to former stockholders of an acquired business (see Note 1)	$—	$9,000
Issuance of stock in satisfaction of a payable to former stockholders of an acquired business (see Note 1)	$5,631	$—
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share data)

					Accumulated
	Common Stock				Other
	Number of		Paid in	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total	Income
Balance at March 30, 2007	29,733,396	$3	$232,693	$115,969	$130	$348,795
Cumulative effect of adopting FIN 48	—	—	—	(342)	—	(342)
Exercise of stock options	192,923	—	2,512	—	—	2,512
Tax benefit from exercise of stock options	—	—	541	—	—	541
Issuance of stock under Employee Stock Purchase Plan	50,211	—	1,269	—	—	1,269
Stock—based compensation expense	—	—	1,812	—	—	1,812
Value of stock issued as additional consideration in connection with acquisition of a business, net of issuance costs	170,763	—	5,631	—	—	5,631
Net income	—	—	—	4,181	—	4,181	$4,181
Hedging transactions, net of tax	—	—	—	—	—	—	—
Foreign currency translation, net of tax	—	—	—	—	54	54	54

Comprehensive income	—	—	—	—	—	—	$4,235

Balance at June 29, 2007	30,147,293	$3	$244,458	$119,808	$184	$364,453

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Basis of Presentation
     The accompanying condensed consolidated balance sheet at June 29, 2007, the condensed consolidated statements of operations for the three months ended June 29, 2007 and June 30, 2006, the condensed consolidated statements of cash flows for the three months ended June 29, 2007 and June 30, 2006, and the condensed consolidated statement of stockholders’ equity for the three months ended June 29, 2007 have been prepared by the management of ViaSat, Inc. (the “Company”), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended March 30, 2007 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 30, 2007 included in our 2007 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
     The Company’s consolidated financial statements include the assets, liabilities and results of operations of TrellisWare Technologies, Inc., a majority owned subsidiary of the Company. All significant intercompany amounts have been eliminated.
     The Company’s fiscal year is the 52 or 53 weeks ending on the Friday closest to March 31 of the specified year. For example, references to fiscal year 2008 refer to the fiscal year ending on March 28, 2008. Our quarters for fiscal year 2008 end on June 29, 2007, September 28, 2007, December 28, 2007 and March 28, 2008.
     During the Company’s fiscal year 2007, the Company completed the acquisitions of Enerdyne Technologies, Inc. (Enerdyne) and Intelligent Compression Technologies, Inc. (ICT). The acquisitions were accounted for as purchases and accordingly, the condensed consolidated financial statements include the operating results of Enerdyne and ICT from the dates of acquisition.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Significant estimates made by management include revenue recognition, stock-based compensation, self-insurance reserves, allowance for doubtful accounts, warranty accrual, valuation of goodwill and other intangible assets, valuation of derivatives, long-lived assets and valuation allowance on deferred tax assets.
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Payable to Former Stockholders of Acquired Business
     On May 23, 2006, in connection with the Company’s Efficient Channel Coding, Inc. (ECC) acquisition, the Company agreed under the terms of the ECC acquisition agreement to pay the maximum additional consideration amount to the former ECC stockholders in the amount of $9.0 million which was accrued as of March 30, 2007. The $9.0 million was payable in cash or stock, at the Company’s option, in May 2007. Accordingly, on May 30, 2007, the Company paid approximately $9.0 million of additional cash consideration to the former stockholders of ECC. The additional purchase price consideration of $9.0 million was recorded as additional goodwill in the Satellite Networks product group in the commercial segment in the first quarter of fiscal year 2007.
     As of March 30, 2007, in connection with the Company’s Enerdyne acquisition and under the terms of the Enerdyne acquisition agreement, the Company owed an additional consideration amount to the former Enerdyne stockholders in the amount of $5.9 million which was accrued and recorded as additional goodwill in the government segment as of March 30, 2007. The $5.9 million was payable in cash and stock in accordance with certain terms of the arrangement, in May 2007. Accordingly, on May 3, 2007, the Company paid $5.9 million of additional consideration to the former stockholders of Enerdyne, which was comprised of 170,763 shares of common stock and $260,000 in cash.
Land Held-for-Sale
     In January 2006, the Company purchased approximately 10 acres of land adjacent to a leased facility for approximately $3.1 million. During the first quarter of fiscal year 2007, the Company signed a property listing agreement with the intention to sell the property. As of June 29, 2007, the Company reported the property in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” as an asset held-for-sale at the lower of carrying value or fair value, less estimated costs to sell, which is estimated to be $3.1 million.
Self-Insurance Liabilities
     In the first quarter of fiscal year 2007, the Company adopted a self-insurance plan to retain a portion of the exposure for losses related to employee medical benefits. The Company also has a self-insurance plan for a portion of the exposure for losses related to workers’ compensation costs. The self-insured policies provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods, as well as an independent third-party actuary for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods along with currently available information and insurance industry statistics, the Company recorded self-insurance liabilities as of June 29, 2007 and March 30, 2007 of $910,000 and $883,000, respectively. Company’s estimate which is subject to inherent variability, is based on average claims experience in Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as current in accordance with the estimated timing of the projected payments.
Secured Borrowings
     Occasionally, the Company enters into secured borrowing arrangements in connection with customer financing in order to provide additional sources of funding. As of June 29, 2007 and March 30, 2007, the Company had one secured borrowing arrangement, under which the Company pledged a note receivable from a customer to serve as collateral for the obligation under borrowing. The arrangement includes recourse to certain other assets of the Company in the event of customer default on the note receivable. No significant guarantees beyond the recourse provision exist. Payments under the arrangement consist of semi-annual principal payments of $590,000 plus accrued interest for five years with the first semi-annual payment being interest only. The interest rate resets semi-annually to the current LIBOR rate plus a margin of 2.5%. This secured borrowing arrangement does not qualify as a sale of assets under SFAS No. 140 (SFAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” as the Company has continued involvement related to the recourse provision. As of June 29, 2007 and March 30, 2007, the Company had $590,000 of the secured borrowing recorded under accrued liabilities and $4.1 million recorded under other long-term liabilities, respectively with a carrying value approximating the balance of the secured borrowing.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Indemnification Provisions
     In the ordinary course of business, the Company includes indemnification provisions within certain of its contracts, generally parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to intellectual property indemnity. Historically, to date, there have not been any costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party the Company indemnifies, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At June 29, 2007 and March 30, 2007, no such amounts were accrued.
Stock-Based Compensation
     The Company records compensation expense associated with stock options, restricted stock unit awards and other equity based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which the Company adopted on April 1, 2006. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. The Company recognized $1.8 million and $367,000 of stock-based compensation expense related to the adoption of SFAS 123R for the three months ended June 29, 2007 and June 30, 2006, respectively.
     The Company recorded incremental tax benefits from stock options exercised of $277,000 and $399,000 for the three months ended June 29, 2007 and June 30, 2006, respectively, which is classified as part of cash flows from financing activities in the condensed consolidated statements of cash flows. At June 29, 2007, the total unrecognized estimated compensation cost related to unvested stock options and restricted stock units was $10.0 million and $8.3 million, respectively. These costs are expected to be recognized over a weighted average period of 2.9 and 3.3 years, respectively. There were no unrecognized costs related to the Company’s employee stock purchase plan at June 29, 2007. No compensation cost was capitalized during the three months ended June 29, 2007 as the amounts involved were not material.
Review of Stock Option Grant Procedures
     In August 2006 the Company commenced and completed a voluntary internal investigation, assisted by Company’s outside legal counsel, of its historical stock option granting practices, stock option documentation and related accounting during the period from its initial public offering in December 1996 through June 30, 2006. At the conclusion of its investigation, the Company’s outside legal counsel and the Company determined that there was no evidence of a pattern of intentionally misdating stock option grants to achieve an accounting result, or that any officer, director, or senior executive at the Company willfully or knowingly engaged in stock options misdating, or had knowledge of others doing so.
     During the investigation the Company identified certain accounting errors associated with stock options granted primarily to certain non-executive new hire employees during the ten-year period from December 1996 to June 30, 2006. Based on the results of the investigation, the Company identified that certain stock options to non-executive new hires had incorrectly been accounted for using an accounting measurement date prior to the date that the new hires commenced employment. The Company concluded, with the concurrence of the Audit Committee, that the financial impact of these errors was not material to our consolidated financial statements for any annual period in which the errors related. In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29, the Company recorded a cumulative adjustment to compensation expense in the first quarter of fiscal year 2007 of $703,000, net of tax, because the effect of the correcting adjustment was not material to the Company’s fiscal year 2007 net income. This non-cash compensation expense adjustment will have no impact on future periods. There is no impact on revenue or net cash provided by operating activities as a result of recording the compensation expense adjustment.
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Recent Accounting Pronouncements
     Effective March 31, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.
Note 2 — Revenue Recognition
     A substantial portion of the Company’s revenues are derived from long-term contracts requiring development and delivery of products over time and often contain fixed-price purchase options for additional products. Sales related to long-term contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three months ended June 29, 2007 and June 30, 2006, we recorded losses of approximately $929,000 and $1.0 million, respectively, related to loss contracts.
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
Note 3 — Earnings Per Share
     Potential common stock of 2,256,306 and 1,936,194 shares for the three months ended June 29, 2007 and June 30, 2006, respectively, were included in the calculation of diluted earnings per share. Antidilutive shares excluded from the calculation were 875,702 and 114,521 shares for the three months ended June 29, 2007 and June 30, 2006, respectively. Potential common stock includes options granted and restricted stock units awarded under the Company’s equity compensation plan which are included in the earnings per share calculations using the treasury stock method and common shares expected to be issued under the Company’s employee stock purchase plan.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 4 — Composition of Certain Balance Sheet Captions (In thousands)

	June 29, 2007	March 30, 2007
Accounts receivable, net:
Billed	$72,647	$89,645
Unbilled	60,252	51,358
Allowance for doubtful accounts	(1,259)	(1,214)

	$131,640	$139,789

Inventories:
Raw materials	$17,030	$19,840
Work in process	9,133	7,963
Finished goods	17,348	18,231

	$43,511	$46,034

Prepaid expenses and other current assets:
Prepaid expenses	$7,190	$8,339
Other	1,195	879

	$8,385	$9,218

Other intangible assets, net:
Technology	$43,270	$43,270
Contracts and relationships	18,766	18,766
Non-compete agreement	8,920	8,920
Other intangibles	9,295	9,295

	80,251	80,251
Less accumulated amortization	(49,043)	(46,650)

	$31,208	$33,601

Property and equipment, net:
Machinery and equipment	$49,484	$48,439
Computer equipment and software	42,218	36,936
Furniture and fixtures	7,715	7,552
Leasehold improvements	12,450	12,983
Land held-for-sale	3,124	3,124
Construction in progress	2,113	2,440

	117,104	111,474
Less accumulated depreciation and amortization	(62,830)	(60,011)

	$54,274	$51,463

Other assets:
Capitalized software costs, net	$2,955	$3,576
Deferred income taxes	13,556	13,328
Other	9,679	7,829

	$26,190	$24,733

Accrued liabilities:
Current portion of warranty reserve	$5,124	$5,007
Accrued vacation	8,399	7,958
Accrued wages and performance compensation	5,125	10,678
Collections in excess of revenues	30,792	28,030
Other	8,749	10,797

	$58,189	$62,470
Other liabilities:
Accrued warranty	$5,639	$4,856
Deferred rent, long-term portion	3,598	3,514
Secured borrowing, long-term portion	4,130	4,130
Unrecognized tax position liabilities	6,760	—
Other	627	773

	$20,754	$13,273

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
     The Company will continue to make assessments of impairment on an annual basis in the fourth quarter of its fiscal year or more frequently if specific events occur. In assessing the value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the reporting units. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges that would negatively impact operating results.
     The intangible assets are amortized using the straight-line method over their estimated useful lives of eight months to ten years. The technology intangible asset has several components with estimated useful lives of five to nine years, contracts and relationships intangible asset has several components with estimated useful lives of three to ten years, non-compete agreements have useful lives of three to five years and other amortizable assets have several components with original estimated useful lives of eight months to ten years. The amortization expense was $2.4 million and $2.1 million for the three months ended June 29, 2007 and June 30, 2006, respectively.
     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the three months ended June 29, 2007	$2,393

Expected for the remainder of fiscal year 2008	6,757
Expected for fiscal year 2009	8,403
Expected for fiscal year 2010	5,179
Expected for fiscal year 2011	4,669
Expected for fiscal year 2012	3,569
Thereafter	2,631

$31,208

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 6 — Notes Payable and Line of Credit
     On January 31, 2005, the Company entered into a three-year, $60 million revolving credit facility (the “Facility”) in the form of a Second Amended and Restated Revolving Loan Agreement.
     Borrowings under the Facility are permitted up to a maximum amount of $60 million, including up to $15 million of letters of credit. Borrowings under the Facility bear interest, at the Company’s option, at either the lender’s prime rate or at LIBOR (London Interbank Offered Rate) plus, in each case, an applicable margin based on the ratio of the Company’s total funded debt to EBITDA (income from operations plus depreciation and amortization). The Facility is collateralized by substantially all of the Company’s personal property assets. At June 29, 2007, the Company had approximately $4.4 million outstanding under standby letters of credit leaving borrowing availability under the Facility of $55.6 million.
     The Facility contains financial covenants that set a minimum EBITDA limit for the twelve-month period ending on the last day of any fiscal quarter at $30.0 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135.0 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00. We were in compliance with our loan covenants at June 29, 2007.
Note 7 — Product Warranty
     The Company provides limited warranties on most of its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in our warranty accrual during the three months ended June 29, 2007 and June 30, 2006 (in thousands).

	For the three months ended
	June 29, 2007	June 30, 2006
Balance, beginning of period	$9,863	$8,369
Change in liability for warranties issued in period	1,687	1,677
Settlements made (in cash or in kind) during the period	(787)	(468)

Balance, end of period	$10,763	$9,578

Note 8 — Commitments and Contingencies
     The Company is a party to various claims and legal actions arising in the normal course of business. Although the ultimate outcome of such matters is not presently determinable, the Company believes that the resolution of all such matters, net of amounts accrued, will not have a material adverse effect on its financial position or liquidity; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on its results of operations in any period.
Note 9 — Derivatives
     During the three months ended June 29, 2007, the Company did not settle any foreign exchange contracts. During the three months ended June 29, 2007, the Company entered into a foreign currency exchange contract intended to reduce the foreign currency risk for amounts payable to vendors in Euros which has a maturity of less than six months. The fair value of the outstanding foreign currency contract was less than $3,000 and is recorded as an asset as of June 29, 2007. The Company had $1.2 million and $0 of notional value of foreign currency forward contracts outstanding as of June 29, 2007 and March 30, 2007, respectively. There was no gains or losses recognized during the three months ended June 29, 2007 related to derivative instruments. During the three months ended June 30, 2006, the Company recorded a loss of $136,000 as cost of revenues based on the nature of the underlying transaction.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 10 — Income Taxes
      The effective income tax rate for the three months ended June 29, 2007 was 26.9%, compared to the 18.2% annual effective tax rate for the fiscal year ending March 30, 2007, reflecting the December 31, 2007 expiration of the federal research and development tax credit. The estimated tax rate is different from the expected statutory rate due primarily to research and development tax credits and the manufacturing deduction.
      Our estimated effective tax rate of 27.8% for fiscal year 2008 reflects the expiration of the federal research and development tax credit at December 31, 2007. If the federal research and development tax credit is reinstated, we will have a lower effective tax rate. In the event the federal research and development tax credit is reinstated, the amount of the reduction in our tax rate will depend on the effective date and terms of the reinstatement, as well as the amount of eligible research and development expenses in the reinstated period.
      In 2006, the FASB issued Interpretation No. 48 (FIN 48), which clarifies the accounting for uncertainty in tax positions. The Company adopted FIN 48 on March 31, 2007 and recognized a cumulative-effect adjustment of $342,000, decreasing retained earnings.
     As of the beginning of our fiscal year 2008, the total gross amount of unrecognized tax benefits is $28.8 million. Of that amount, $19.9 million, if recognized, would affect our effective tax rate. For the quarter ended June 29, 2007, our gross unrecognized tax benefits increased by $447,000. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Prior to the adoption of FIN 48, we had recognized interest expense related to income tax matters as a component of interest expense. The gross amount of interest and penalties accrued as of the beginning of our fiscal year 2008 is $892,000.
     The Company is subject to periodic audits by domestic and foreign tax authorities. The Internal Revenue Service (“IRS”) examination of our U.S. federal tax returns for fiscal years 2001-2004 was completed in the fourth quarter of fiscal year 2006 and agreement was reached with the IRS on the proposed adjustments. There was no material impact on income taxes or interest resulting from these audits and we consider those fiscal years to be effectively settled under FIN 48. By statute, our U.S. federal returns are subject to examination by the IRS for fiscal years 2004 through 2007. Additionally, tax credit carryovers that were generated in prior years and utilized in these years may also be subject to examination by the IRS. In July 2007, we were notified by the IRS of its intention to examine our fiscal year 2006 federal income tax return. With few exceptions, the fiscal years 2003 to 2007 remain open to examination by state and foreign taxing jurisdictions. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. We do not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 11 — Segment Information
     The Company’s commercial and government segments are primarily distinguished by the type of customer and the related contractual requirements. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the commercial segment. Therefore, the Company is organized primarily on the basis of products with commercial and government (defense) communication applications. These product groups are distinguished from one another based upon their underlying technologies. Reporting segments are determined consistent with the way that management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.
     The following table summarizes revenues and operating profits by reporting segment for the three months ended June 29, 2007 and June 30, 2006. Certain corporate general and administrative costs, amortization of intangible assets and charges of acquired in-process research and development are not allocated to either segment and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit. Certain assets are not tracked by reporting segment. Depreciation expense is allocated to reporting segments as an overhead charge based on direct labor dollars within the reporting segments.

	Three months ended
	June 29,	June 30,
(in thousands)	2007	2006
Revenues
Government	$70,569	$64,621
Commercial
Satellite Networks	46,593	53,086
Antenna Systems	11,400	10,994

	57,993	64,080
Elimination of intersegment revenues	—	—

Total revenues	128,562	128,701
Operating profits (losses)
Government	6,175	11,829
Commercial
Satellite Networks	251	(1,620)
Antenna Systems	779	(354)

	1,030	(1,974)
Elimination of intersegment operating profits	—	—

Segment operating profit before corporate and amortization	7,205	9,855
Corporate	(146)	95
Amortization of intangible assets (1)	(2,393)	(2,060)

Income from operations	$4,666	$7,890

(1)	Amortization of intangibles for Satellite Networks was $2.0 million and $1.8 million for the three months ended June 29, 2007 and June 30, 2006, respectively. Amortization of intangibles for Antenna Systems was $164,000 and $164,000 for the three months ended June 29, 2007 and June 30, 2006, respectively. Amortization of intangibles for the government segment was $256,000 and $76,000 for the three months ended June 29, 2007 and June 30, 2006, respectively.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in thousands)	June 29, 2007	March 30, 2007
Segment assets (2)
Government	$112,398	$106,442
Commercial
Satellite Networks	136,864	156,709
Antenna Systems	23,266	22,704

	160,130	179,413
Corporate assets	217,722	198,084

Total	$490,250	$483,939

(2)	Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, intangible assets and goodwill. At June 29, 2007, Satellite Networks had $46.2 million of goodwill and $25.6 million in net intangible assets, Antenna Systems had $3.6 million of goodwill and $1.2 million in net intangible assets, and the government segment had $16.1 million of goodwill and $4.4 million in net intangible assets. At March 30, 2007, Satellite Networks had $46.2 million of goodwill and $27.6 million in net intangible assets, Antenna Systems had $3.6 million of goodwill and $1.4 million in net intangible assets, and government segment had $16.1 million of goodwill and $4.6 million in net intangible assets.
Revenue information by geographic area for the three month periods ended June 29, 2007 and June 30, 2006 is as follows:

	Three months ended
	June 29,	June 30,
(in thousands)	2007	2006
United States	$102,202	$109,610
Asia Pacific	7,611	5,154
Europe/Africa	12,450	9,772
North America other than United States	5,404	3,535
Latin America	895	630

	$128,562	$128,701

     The Company distinguishes revenues from external customers by geographic areas based on customer location.
     The net book value of long-lived assets located outside the United States was $327,000 at June 29, 2007 and $313,000 at March 30, 2007.
Note 12 — Subsequent Events
     On August 2, 2007, the Company completed the acquisition of all of the outstanding capital stock of JAST, S.A., a Switzerland based, privately-held developer of microwave circuits and antennas for terrestrial and satellite applications, specializing in small, low-profile antennas for mobile satellite communications. The initial purchase price was approximately $2.0 million, of which $1.2 million was paid at the date of closing through the issuance of 14,424 shares of common stock and approximately $700,000 of cash payments. The remaining $800,000 is payable on the first anniversary of the closing date of which $480,000 will be paid in cash and $320,000 will be paid in stock or cash, at the Company’s election. Under the terms of the purchase agreement, up to an additional $4.5 million in consideration is payable in cash and/or stock, at the Company’s option, based on JAST achieving certain earnings performance and technology development targets during the two years following closing. No portion of this additional consideration is guaranteed. The Company has not yet completed its valuation analysis of the net assets acquired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in ViaSat’s Annual Report on Form 10-K for the year ended March 30, 2007, filed with the Securities and Exchange Commission.
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
     Our company is organized principally in two segments: government and commercial. Our government business encompasses specialized products principally serving defense customers and includes:
•	Data links, including multifunction information distribution system (MIDS) terminals, joint tactical radio systems (JTRS) development and unmanned vehicle technologies,

•	Information security and assurance products and services, which enable military and government users to communicate secure information over secure and non-secure networks, and

•	Government satellite communication systems and products, including UHF DAMA satellite communications products consisting of modems, terminals and network control systems, and innovative broadband solutions to government customers to increase available bandwidth using existing satellite capacity.
     Serving government customers with cost-effective products and solutions continues to be a critical and core element of our overall business strategy.
     In recent years approximately one-half of our revenues has been generated from satellite based communications products and systems solutions to address commercial market needs. Our commercial business accounted for approximately 45% and 50% of our revenues in the three months ended June 29, 2007 and June 30, 2006, respectively, and 48% of our revenues in fiscal year 2007 and 53% of our revenues in fiscal year 2006.
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
     There are a number of large new business opportunities we are pursuing in fiscal year 2008. In the government segment, the opportunities include the MIDS LVT Lot VIII production order, international MIDS LVT orders, new MIDS joint tactical radio system development and pre-production contracts, additional funding for current information assurance projects, new information assurance contracts using our HAIPE technology, and orders for our KG-250 and KG-255 products. In our commercial segment, the opportunities include agreements for next generation consumer broadband systems, production orders for existing consumer and mobile broadband systems and equipment, and further penetration in the North American market for enterprise VSAT and antenna systems. The probability and timing of these orders is not entirely predictable, so our revenue may vary somewhat from quarter-to-quarter or even year-to-year.
     To date, our ability to grow and maintain our revenues has depended on our ability to identify and target markets where the customer places a high priority on the technology solution, and obtaining additional sizable contract awards from these customers. Due to the nature of this process, it is difficult to predict the probability and timing of obtaining awards in these markets.
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
     On August 2, 2007, we completed the acquisition of all of the outstanding capital stock of JAST, S.A., a Switzerland based, privately-held developer of microwave circuits and antennas for terrestrial and satellite applications, specializing in small, low-profile antennas for mobile satellite communications. The initial purchase price was approximately $2.0 million, of which $1.2 million was paid at the date of closing through the issuance of 14,424 shares of common stock and approximately $700,000 of cash payments. The remaining $800,000 is payable on the first anniversary of the closing date of which $480,000 will be paid in cash and $320,000 will be paid in stock or cash, at our election. Under the terms of the purchase agreement, up to an additional $4.5 million in consideration is payable in cash and/or stock, at our option, based on JAST achieving certain earnings performance and technology development targets during the two years following closing. No portion of this additional consideration is guaranteed. We have not yet completed our valuation analysis of the net assets acquired.
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
     The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended June 29, 2007 and June 30, 2006, we recorded charges of approximately $929,000 and $1.0 million, respectively, related to loss contracts.
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
     We believe we have established appropriate systems and processes to enable us to reasonably estimate future cost on our programs through regular quarterly evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis. However, a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. For example, a one percent variance in our future cost estimates on open fixed-price contracts as of June 29, 2007 would change our income before income taxes by approximately $340,000.
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
Accounting for Stock-Based Compensation
     We grant options to purchase our common stock to our employees and directors under our equity compensation plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our employee stock purchase plan. The benefits provided under these plans are stock-based payments subject to the provisions of revised Statement of Financial Accounting Standards (SFAS) No. 123 (SFAS 123R), “Share-Based Payment.” Effective April 1, 2006, we use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for estimating the value of stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date, which are subsequently modified or cancelled. Under the modified prospective application method, prior periods are not revised for comparative purposes. Stock-based compensation expense recognized under SFAS 123R for the three months ended June 29, 2007 and June 30, 2006 was $1.8 million and $367,000, respectively. At June 29, 2007, total unrecognized estimated compensation expense related to non-vested stock options and restricted stock units granted prior to that date were $10.0 million and $8.3 million, respectively, which are expected to be recognized over a weighted-average period of 2.9 and 3.3 years, respectively. There was no unrecognized estimated compensation expense related to our employee stock purchase plan at June 29, 2007.
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
     During the investigation we identified certain accounting errors associated with stock options granted primarily to certain non-executive new hire employees during the ten-year period from December 1996 to June 30, 2006. Based on the results of the investigation, we identified that certain stock options to non-executive new hires had incorrectly been accounted for using an accounting measurement date prior to the date that the new hires commenced employment. We concluded, with the concurrence of the Audit Committee, that the financial impact of these errors was not material to our consolidated financial statements for any annual period in which the errors related. In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29, we recorded a cumulative adjustment to compensation expense in the first quarter of fiscal year 2007 of $703,000, net of tax, because the effect of the correcting adjustment is not material to our expected fiscal year 2008 net income. This non-cash compensation expense adjustment will have no impact on future periods. There is no impact on revenue or net cash provided by operating activities as a result of recording the compensation expense adjustment.
Allowance for doubtful accounts
     We make estimates of the collectibility of our accounts receivable based on historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a significant portion of our sales has been to the U.S. government. More recently, commercial customers comprise a larger part of our revenues. Our accounts receivable balance was $131.6 million, net of allowance for doubtful accounts of $1.3 million as of June 29, 2007, and our accounts receivable balance was $139.8 million, net of allowance for doubtful accounts of $1.2 million as of March 30, 2007.
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

     We estimate the fair values of the related operations using discounted cash flows and other indicators of fair value. We base the forecast of future cash flows on our best estimate of the future revenues and operating costs, which we derive primarily from existing firm orders, expected future orders, contracts with suppliers, labor agreements, and general market conditions. Changes in these forecasts could cause a particular reporting unit to either pass or fail the first step in the SFAS No. 142 goodwill impairment model, which could significantly influence whether an impairment of goodwill needs to be recorded. We adjust the cash flow forecasts by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation.
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
Income taxes
     Effective March 31, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.
     The Company adopted FIN 48 on March 31, 2007 and recognized a cumulative-effect adjustment of $342,000, decreasing retained earnings. As of the beginning of our fiscal year 2008, the total gross amount of unrecognized tax benefits, is $28.8 million. Of that amount, $19.9 million, if recognized, would affect our effective tax rate. For the quarter ended June 29, 2007, our gross unrecognized tax benefits increased by $447,000. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Prior to the adoption of FIN 48, we had recognized interest expense related to income tax matters as a component of interest expense.
     The Company is subject to periodic audits by domestic and foreign tax authorities. The Internal Revenue Service (“IRS”) examination of our U.S. federal tax returns for fiscal years 2001-2004 was completed in the fourth quarter of fiscal year 2006 and agreement was reached with the IRS on the proposed adjustments. There was no material impact on income taxes or interest resulting from these audits and we consider those fiscal years to be effectively settled under FIN 48. By statute, our U.S. federal returns are subject to examination by the IRS for fiscal years 2004 through 2007. Additionally, tax credit carryovers that were generated in prior years and utilized in these years may also be subject to examination by the IRS. In July 2007, we were notified by the IRS of its intention to examine our fiscal year 2006 federal income tax return. With few exceptions, the fiscal years 2003 to 2007 remain open to examination by state and foreign taxing jurisdictions. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. We do not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

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
Derivatives
     We enter into foreign currency forward and option contracts to hedge certain forecasted foreign currency transactions. Gains and losses arising from foreign currency forward and option contracts not designated as hedging instruments are recorded in investment income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as unrealized gains (losses) on derivative instruments and accrued liabilities until the underlying transaction affects our earnings and are then recorded in the same income statement line as the underlying transaction. We had $1.2 million of notional value of foreign currency forward contracts outstanding at June 29, 2007. We had $0 of notional value of foreign currency forward contracts outstanding at March 30, 2007.
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
Results of Operations
     The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Three months ended
	June 29,	June 30,
	2007	2006
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	75.0	76.2
Selling, general and administrative	13.8	12.4
Independent research and development	5.7	3.7
Amortization of intangible assets	1.9	1.6

Income from operations	3.6	6.1
Income before income taxes	4.6	6.3
Net income	3.3	4.2

Three Months Ended June 29, 2007 vs. Three Months Ended June 30, 2006
Revenues

	Three months ended		Dollar	Percentage
	June 29,	June 30,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Revenues	$128.6	$128.7	$(0.1)	(0.1)%
     Revenues for the first three months of fiscal year 2008 versus the same period in fiscal year 2007 were relatively flat, decreasing slightly by approximately $100,000. Revenue increases were experienced in our government segment of $5.9 million driven primarily from increased MIDS and next generation MIDS products revenues of $3.1 million. Our commercial segment revenues decreased from $64.1 million to $58.0 million, a $6.1 million decrease year over year. The commercial segment first quarter revenue decreases resulted from a $8.9 million reduction in revenues from our enterprise satellite networks products offset by revenue growth of $3.2 million in consumer broadband products.
Cost of Revenues

	Three months ended		Dollar	Percentage
	June 29,	June 30,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Cost of revenues	$96.4	$98.1	$(1.7)	(1.8)%
Percentage of revenues	75.0%	76.2%
     The decrease in quarterly cost of revenues from $98.1 million to $96.4 million and decrease in the cost of revenues as a percentage of revenues from 76.2% to 75.0% was primarily due to product cost reductions in our consumer and mobile broadband products totaling approximately $2.8 million for the three months ended June 29, 2007 compared to the same period last year. These cost reductions were offset by overall product and program cost increases of approximately 5.2 percentage points in our government segment primarily driven by costs as a percent of revenues growth in our MIDS and next generation MIDS programs of approximately 2.2 percentage points. Cost of revenues for the three months ended June 29, 2007 and June 30, 2006 included approximately $476,000 and $146,000, respectively, in stock-based compensation expense related to our adoption of SFAS 123R. Cost of revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competition, new product introduction costs and other factors.
Selling, General and Administrative Expenses

	Three months ended		Dollar	Percentage
	June 29,	June 30,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Selling, general and administrative	$17.7	$15.8	$1.9	11.9%
Percentage of revenues	13.8%	12.4%
     The increase in selling, general and administrative (SG&A) expenses in the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007 was primarily attributable to higher selling and proposal costs of approximately $1.2 million to support our future revenue growth and $1.2 million in stock-based compensation expense recorded in the first quarter of fiscal year 2008 (compared to $206,000 in stock-based compensation expense recorded in the first quarter of fiscal year 2007 related to our adoption of SFAS 123R). The increased SG&A costs for the first quarter of fiscal year 2008 were offset by various other expenditure decreases. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.
Independent Research and Development

	Three months ended		Dollar	Percentage
	June 29,	June 30,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Independent research and development	$7.4	$4.8	$2.6	53.9%
Percentage of revenues	5.7%	3.7%

     The increase in independent research and development (IR&D) expenses reflects year over year increases primarily in the government segment of approximately $2.4 million, for planned development of next generation information assurance technology andfor next generation of unmanned aerial vehicle (UAV) equipment. The higher IR&D expenses reflect our recognition of certain opportunities in these markets and the need to invest in the development of new technologies to meet these opportunities.
     Amortization of Intangible Assets The intangible assets from acquisitions occurring in fiscal years 2001, 2002, 2006 and 2007 are being amortized over original useful lives ranging from eight months to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized.
     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the three months ended June 29, 2007	$2,393

Expected for the remainder of fiscal year 2008	6,757
Expected for fiscal year 2009	8,403
Expected for fiscal year 2010	5,179
Expected for fiscal year 2011	4,669
Expected for fiscal year 2012	3,569
Thereafter	2,631

$31,208

     Interest Income Interest income increased to $1.4 million for the three months ended June 29, 2007 from $326,000 for the three months ended June 30, 2006 due to higher average invested cash balances year over year and higher interest rates earned.
     Interest Expense Interest expense increased to $181,000 for the three months ended June 29, 2007 from $91,000 for the three months ended June 30, 2006. The increase in interest expense was mainly due to the accretion of interest on the secured borrowing agreement entered into in the fourth quarter of fiscal year 2007. Commitment fees on our line of credit availability remained the same year over year. We had no outstanding borrowings under our line of credit at June 29, 2007 or June 30, 2006.
     Provision for Income Taxes Our estimated effective tax rate of 27.8% for fiscal year 2008 reflects the expiration of the federal research and development tax credit at December 31, 2007. If the federal research and development tax credit is reinstated, we will have a lower effective tax rate. In the event the federal research and development tax credit is reinstated, the amount of the reduction in our tax rate will depend on the effective date and terms of the reinstatement, as well as the amount of eligible research and development expenses in the reinstated period.
Our Segment Results for the Three Months Ended June 29, 2007 vs. Three Months Ended June 30, 2006
Government Segment
Revenues

	Three months ended		Dollar	Percentage
	June 29,	June 30,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Revenues	$70.6	$64.6	$5.9	9.2%
     The increase in government segment revenues related primarily to a higher beginning backlog and the receipt of $71.8 million in awards during first quarter of fiscal year 2008. The increased sales were principally from higher year over year tactical data link products sales and MIDS JTRS development program revenue of approximately $3.1 million and approximately $8.3 million in higher sales of next generation military satcom systems offset by approximately $6.5 million in decreased revenues of our information security and assurance products related primarily to the timing of shipments.

     Segment Operating Profit

	Three months ended		Dollar	Percentage
	June 29,	June 30,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Operating profit	$6.2	$11.8	$(5.7)	(47.8)%
Percentage of government segment revenues	8.8%	18.3%
     The decrease in government segment operating profit was primarily related to higher SG&A expenses as a percent of revenues, increasing by $3.1 million from the prior year and increase in IR&D of $2.4 million.
Commercial Segment
     Revenues

	Three months ended		Dollar	Percentage
	June 29,	June 30,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Satellite Networks
Revenues	$46.6	$53.1	$(6.5)	(12.2)%
Antenna Systems
Revenues	$11.4	$11.0	$0.4	3.7%
Total Commercial Segment
Revenues	$58.0	$64.1	$(6.1)	(9.5)%
     Commercial segment revenues decreased $6.1 million primarily due to decreased sales of our enterprise satellite network products of approximately $8.9 million offset by increased revenues from our consumer and mobile broadband products of $3.2 million compared to the same period last year. Antenna product sales were relatively flat year over year, increasing by approximately $400,000 due to higher awards levels and related program performance.
     Segment Operating Profit

			Dollar	Percentage
	Three months ended		Increase	Increase
(In millions, except percentages)	June 29, 2007	June 30, 2006	(Decrease)	(Decrease)
Satellite Networks
Satellite Networks operating profit (loss)	$0.3	$(1.6)	$1.9	115.5%
Percentage of Satellite Network revenues	0.5%	(3.1)%
Antenna Systems
Antenna Systems operating (loss) profit	$0.8	$(0.4)	$1.1	320.1%
Percentage of Antenna Systems revenues	6.8%	(3.2)%
Total Commercial Segment
Segment operating profit	$1.0	$(2.0)	$3.0	152.2%
Percentage of commercial segment revenues	1.8%	(3.1)%
     The commercial segment overall operating profit increase of $3.0 million compared to the same period last year was primarily due to cost reductions in our consumer and mobile broadband products totaling approximately $2.8 million combined with sales of enterprise VSAT network products which experienced decreased product cost as a percent of revenues of approximately 6.8 percentage points. Additionally, our antenna products generated an additional $1.1 million in operating profits primarily through improved overall program performance year over year.

Backlog
     As reflected in the table below, both funded and total firm backlog increased during the first three months of fiscal year 2008 with the increase coming mainly from our commercial segment.

	June 29, 2007	March 30, 2007
	(in millions)
Firm backlog
Government segment	$221.1	$220.0
Commercial segment	175.0	168.7

Total	$396.1	$388.7

Funded backlog
Government segment	$189.1	$193.2
Commercial segment	175.0	168.7

Total	$364.1	$361.9

Contract options	$39.3	$39.3

     The firm backlog does not include contract options. Of the $396.1 million in firm backlog, approximately $279.5 million is expected to be delivered during the remaining nine months of fiscal year 2008, and the balance is expected to be delivered in fiscal year 2009 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.
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
     Cash provided by operating activities for the first three months of fiscal year 2008 was $15.8 million as compared to $7.9 million for the first three months of fiscal year 2007. The increase in cash provided by operating activities was primarily attributable to a year over year reduction of net operating assets and liabilities of $7.8 million. Billed and unbilled accounts receivable decreased by $8.1 million from year end due to collections made in commercial segment spread across various consumer satellite networks customers offset by increased unbilled accounts receivable in our tactical data links and information assurance programs.

     Cash used in investing activities for the first three months of fiscal year 2008 was $10.1 million as compared to cash used in investing activities for the first three months of fiscal year 2007 of $2.5 million. The increase in cash used in investing activities primarily relates to $8.7 million paid in cash to certain former Efficient Channel Coding, Inc. (ECC) stockholders under the terms of the acquisition agreement for ECC and $260,000 paid in cash to former stockholders of Enerdyne Technologies, Inc. (Enerdyne) under the terms of the Enerdyne acquisition agreement. This increase in cash in the first quarter was offset by $1.2 million decrease in cash outflow for capital expenditures due to timing of payments made capital expenditures.
     Cash provided by financing activities for the first three months of fiscal year 2008 and 2007 was $4.1 million. The majority of the activity for both years is due to cash received from the exercise of employee stock options, stock purchases through our employee stock purchase plan and cash inflows related to the incremental tax benefit from stock option exercises.
     On May 23, 2006, in connection with our Efficient Channel Coding, Inc. (ECC) acquisition, we agreed under the terms of the ECC acquisition agreement to pay the maximum additional consideration amount to the former ECC stockholders in the amount of $9.0 million which was accrued as of March 30, 2007. The $9.0 million was payable in cash or stock, at our option, in May 2007. Accordingly, on May 30, 2007, we paid approximately $9.0 million of additional cash consideration to the former stockholders of ECC. The additional purchase price consideration of $9.0 million was recorded as additional goodwill in the Satellite Networks product group in the commercial segment in the first quarter of fiscal year 2007.
     As of March 30, 2007, in connection with our Enerdyne Technologies, Inc. (Enerdyne) acquisition and under the terms of the Enerdyne acquisition agreement, we owed an additional consideration amount to the former Enerdyne stockholders in the amount of $5.9 million which was accrued and recorded as additional goodwill in the government segment as of March 30, 2007. The $5.9 million was payable in cash and stock in accordance with certain terms of the arrangement, in May 2007. Accordingly, on May 3, 2007, the Company paid $5.9 million of additional consideration to the former stockholders of Enerdyne, which was comprised of 170,763 shares of common stock and $260,000 in cash.
     At June 29, 2007, we had $113.2 million in cash, cash equivalents and short-term investments, $208.8 million in working capital and no outstanding borrowings under our line of credit. At March 30, 2007, we had $103.4 million in cash and cash equivalents and short-term investments, $187.4 million in working capital and no outstanding borrowings under our line of credit.
     On January 31, 2005, we entered into a three-year, $60 million revolving credit facility (the Facility). At June 29, 2007, we had $4.4 million outstanding under standby letters of credit leaving borrowing availability under the Facility of $55.6 million.
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
     The Facility contains financial covenants that set a minimum EBITDA limit for the twelve-month period ending on the last day of any fiscal quarter at $30 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00. We were in compliance with our loan covenants at June 29, 2007.
     In April 2007, we filed an updated universal shelf registration statement with the Securities and Exchange Commission for the future sale of up to $400 million of debt securities, common stock, preferred stock, depositary shares and warrants. Up to $400 million of the securities may be offered from time to time, separately or together, directly by us or through underwriters at amounts, prices, interest rates and other terms to be determined at the time of the offering. We currently intend to use the net proceeds from the sale of the securities under the shelf registration statement, if any, for general corporate purposes, including acquisitions, capital expenditures and working capital.
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
Contractual Obligations
     The following table sets forth a summary of our obligations under operating leases, irrevocable letters of credit, purchase commitments and other long-term liabilities for the periods indicated (in thousands):

		For the remainder of	For the fiscal years
	Total	fiscal year 2008	2009-2010	2011-2012	After 2013
Operating leases	$99,556	$7,556	$21,795	$21,498	$48,707
Standby letters of credit	4,418	638	1,607	2,173	—
Secured borrowings	4,720	590	2,360	1,770	—
Purchase commitments	139,822	78,081	61,741	—	—

Total	$248,516	$86,865	$87,503	$25,441	$48,707

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
     Our Condensed Consolidated Balance Sheets as of June 29, 2007 and March 30, 2007 include $20.8 million and $13.3 million, respectively, classified as “Other liabilities.” This caption primarily consists of our long-term warranty obligations, deferred lease credits, long-term portion of our secured borrowing, and long-term unrecognized tax position liabilities. The secured borrowing obligations have been included in the table above based on the terms of the arrangement. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 10 of the Notes to Consolidated Financial Statements for additional information regarding our income taxes and related tax positions and Note 7 for a discussion of our product warranties.
Recent Accounting Requirements
     In July 2006, the FASB issued Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on March 31, 2007. See Note 10 to our financial statements for further details.
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements at June 29, 2007 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or fully disclosed in the notes to our financial statements included in this filing or in our 2007 Annual Report on Form 10-K.
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
     As of June 29, 2007, there was a foreign currency exchange contract outstanding which is intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign exchange contract with a notional amount of $1.2 million had a fair value of a net asset of approximately $3,000 as of June 29, 2007. The fair value of this foreign currency forward contract as of June 29, 2007, would have changed by $125,000 if the foreign currency exchange rate for the Euro to the U.S. dollar on this forward contract had changed by 10%.

Item 4. Controls and Procedures
     We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the Securities and Exchange Commission’s rules and forms. We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 29, 2007, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 29, 2007.
     During the period covered by this Quarterly Report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     A review of our current litigation is disclosed in the Notes to Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements — Note 8 — Commitments and Contingencies.”
Item 1A. Risk Factors
     There are no material changes to the Risk Factors described under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended March 30, 2007. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
      On August 2, 2007, we completed the acquisition of all of the outstanding capital stock of JAST, a privately-held developer of microwave circuits and antennas for terrestrial and satellite applications, specializing in small, low-profile antennas for mobile satellite communications. The initial purchase price was approximately $2.0 million, of which $1.2 million was paid at the closing through the issuance of approximately 14,424 shares of common stock and approximately $700,000 of cash payments. The issuance of common stock pursuant to the JAST acquisition agreement was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder, based upon representations that we obtained from each JAST stockholder receiving such shares that the JAST stockholder is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

Item 6. Exhibits

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

VIASAT, INC.
August 8, 2007	/s/ Mark D. Dankberg
Mark D. Dankberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Ronald G. Wangerin
Ronald G. Wangerin Vice
President, Chief Financial Officer (Principal Financial and Accounting Officer)