Form 10-Q
period 2007-09-28
VIASAT INC
filed 2007-11-07
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 28, 2007.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of November 1, 2007 was 30,324,278.

VIASAT, INC.

PART I Financial Information
Item 1. Financial Statements
VIASAT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	As of	As of
	September 28,	March 30,
	2007	2007
Assets
Current assets:
Cash and cash equivalents	$128,001	$103,345
Short-term investments	42	47
Accounts receivable, net	132,963	139,789
Inventories	46,728	46,034
Deferred income taxes	15,821	9,721
Prepaid expenses and other current assets	11,883	9,218

Total current assets	335,438	308,154
Goodwill	67,210	65,988
Other intangible assets, net	31,115	33,601
Property and equipment, net	54,843	51,463
Other assets	23,721	24,733

Total assets	$512,327	$483,939

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53,432	$43,516
Accrued liabilities	58,407	62,470
Payables to former stockholders of acquired businesses	1,101	14,762

Total current liabilities	112,940	120,748
Other liabilities	20,465	13,273

Total liabilities	133,405	134,021

Commitments and contingencies (Note 8)
Minority interest in consolidated subsidiary	1,425	1,123

Stockholders’ equity:
Common stock	3	3
Paid in capital	248,707	232,693
Retained earnings	128,393	115,969
Accumulated other comprehensive income	394	130

Total stockholders’ equity	377,497	348,795

Total liabilities and stockholders’ equity	$512,327	$483,939

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three months ended		Six months ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Revenues	$146,625	$131,501	$275,187	$260,202
Operating expenses:
Cost of revenues	104,513	97,444	200,909	195,559
Selling, general and administrative	20,424	16,790	38,154	32,634
Independent research and development	8,433	4,832	15,810	9,624
Amortization of intangible assets	2,391	2,621	4,784	4,681

Income from operations	10,864	9,814	15,530	17,704
Other income (expense):
Interest income	1,485	423	2,884	749
Interest expense	(156)	(200)	(337)	(291)

Income before income taxes	12,193	10,037	18,077	18,162
Provision for income taxes	3,479	3,475	5,060	6,171
Minority interest in net earnings of subsidiary, net of tax	129	23	251	91

Net income	$8,585	$6,539	$12,766	$11,900
Basic net income per share	$.28	$.23	$.42	$.42
Diluted net income per share	$.27	$.21	$.40	$.39
Shares used in basic net income per share computation	30,196	28,586	30,077	28,189
Shares used in diluted net income per share computation	32,231	30,520	32,229	30,228
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six months ended
	September 28,	September 29,
	2007	2006
Cash flows from operating activities:
Net income	$12,766	$11,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,550	6,785
Amortization of intangible assets and capitalized software	6,038	6,375
Deferred income taxes	765	2,177
Incremental tax benefits from stock options exercised	(593)	(550)
Non-cash stock-based compensation	3,693	2,052
Other non-cash adjustments	324	291
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	6,981	(16,741)
Inventories	(618)	5,888
Other assets	(3,201)	(6,445)
Accounts payable	8,189	(26)
Accrued liabilities	(5,228)	131
Other liabilities	1,022	1,647

Net cash provided by operating activities	37,688	13,484
Cash flows from investing activities:
Payments related to acquisitions of businesses, net of cash acquired	(9,826)	(281)
Purchase (sale) of short-term investments	5	(1)
Purchases of property and equipment	(9,300)	(7,879)

Net cash used in investing activities	(19,121)	(8,161)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	5,237	4,594
Incremental tax benefits from stock options exercised	593	550

Net cash provided by financing activities	5,830	5,144
Effect of exchange rate changes on cash	259	78

Net increase in cash and cash equivalents	24,656	10,545
Cash and cash equivalents at beginning of period	103,345	36,723

Cash and cash equivalents at end of period	$128,001	$47,268

Non-cash investing and financing activities:
Issuance of stock in connection with acquisition (see Note 12)	$452	$16,350
Issuance of payables to former stockholders of acquired businesses (see Note 1)	$800	$9,000
Issuance of stock in satisfaction of a payable to former stockholders of an acquired business (see Note 1)	$5,631	$—
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share data)

					Accumulated
	Common Stock				Other
	Number of		Paid in	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total	Income
Balance at March 30, 2007	29,733,396	$3	$232,693	$115,969	$130	$348,795
Cumulative effect of adopting FIN 48	—	—	—	(342)	—	(342)
Exercise of stock options	283,949	—	3,968	—	—	3,968
Tax benefit from exercise of stock options	—	—	1,001	—	—	1,001
Issuance of stock under Employee Stock Purchase Plan	50,211	—	1,269	—	—	1,269
Stock-based compensation expense	—	—	3,693	—	—	3,693
Value of stock issued in connection with acquisition of a business	14,424	—	452	—	—	452
Value of stock issued as additional consideration in connection with acquisition of a business, net of issuance costs	170,763	—	5,631	—	—	5,631
Net income	—	—	—	12,766	—	12,766	$12,766
Hedging transactions, net of tax	—	—	—	—	35	35	35
Foreign currency translation, net of tax	—	—	—	—	229	229	229

Comprehensive income	—	—	—	—	—	—	$13,030

Balance at September 28, 2007	30,252,743	$3	$248,707	$128,393	$394	$377,497

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Basis of Presentation
     The accompanying condensed consolidated balance sheet at September 28, 2007, the condensed consolidated statements of operations for the three and six months ended September 28, 2007 and September 29, 2006, the condensed consolidated statements of cash flows for the six months ended September 28, 2007 and September 29, 2006, and the condensed consolidated statement of stockholders’ equity for the six months ended September 28, 2007 have been prepared by the management of ViaSat, Inc. (the “Company”), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended March 30, 2007 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 30, 2007 included in the Company’s 2007 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
     The Company’s consolidated financial statements include the assets, liabilities and results of operations of TrellisWare Technologies, Inc., a majority owned subsidiary of the Company. All significant intercompany amounts have been eliminated.
     The Company’s fiscal year is the 52 or 53 weeks ending on the Friday closest to March 31 of the specified year. For example, references to fiscal year 2008 refer to the fiscal year ending on March 28, 2008. The Company’s quarters for fiscal year 2008 end on June 29, 2007, September 28, 2007, December 28, 2007 and March 28, 2008.
     During fiscal year 2007, the Company completed the acquisitions of Enerdyne Technologies, Inc. (Enerdyne) and Intelligent Compression Technologies, Inc. (ICT). During the Company’s second quarter of fiscal year 2008, the Company completed the acquisition of JAST, S.A., a Switzerland based, privately-held company (see Note 12). The acquisitions were accounted for as purchases and accordingly, the condensed consolidated financial statements include the operating results of Enerdyne, ICT and JAST from the dates of acquisition.
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
Derivatives
     The Company enters into foreign currency forward and option contracts to hedge certain forecasted foreign currency transactions. Gains and losses arising from foreign currency forward and option contracts not designated as hedging instruments are recorded in interest income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as unrealized gains (losses) on derivative instruments until the underlying transaction affects the Company’s earnings at which time they are then recorded in the same income statement line as the underlying transaction.
Payables to Former Stockholders of Acquired Businesses
     On May 23, 2006, in connection with the Company’s Efficient Channel Coding, Inc. (ECC) acquisition, the Company agreed under the terms of the ECC acquisition agreement to pay the maximum additional consideration amount to the former ECC stockholders in the amount of $9.0 million which was accrued as of March 30, 2007. The $9.0 million was payable in cash or stock, at the Company’s option, in May 2007. Accordingly, on May 30, 2007, the Company paid approximately $9.0 million of additional cash consideration to the former stockholders of ECC. The additional purchase price consideration of $9.0 million was recorded as additional goodwill in the Satellite Networks product group in the commercial segment in the first quarter of fiscal year 2007.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     As of March 30, 2007, in connection with the Company’s Enerdyne acquisition and under the terms of the Enerdyne acquisition agreement, the Company owed an additional consideration amount to the former Enerdyne stockholders in the amount of $5.9 million which was accrued and recorded as additional goodwill in the government segment as of March 30, 2007. The $5.9 million was payable in cash and stock in accordance with certain terms of the agreement, in May 2007. Accordingly, on May 3, 2007, the Company paid $5.9 million of additional consideration to the former stockholders of Enerdyne, which was comprised of 170,763 shares of common stock and $260,000 in cash.
     On August 2, 2007, in connection with the terms of the Company’s JAST acquisition, the Company has an obligation to pay the remaining portion of the initial purchase price of approximately $800,000 on the first anniversary of the closing date of which $483,000 will be paid in cash and $317,000 will be paid in stock or cash, at the Company’s election. The $800,000 payable was accrued in current liabilities as of September 28, 2007.
Land Held-for-Sale
     In January 2006, the Company purchased approximately 10 acres of land adjacent to a leased facility for approximately $3.1 million. During the first quarter of fiscal year 2007, the Company signed a property listing agreement with the intention to sell the property. As of September 28, 2007, the Company reported the property in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” as an asset held-for-sale at the lower of carrying value or fair value, less estimated costs to sell, which is estimated to be $3.1 million.
Self-Insurance Liabilities
     The Company has a self-insurance plan to retain a portion of the exposure for losses related to employee medical benefits. The Company also has a self-insurance plan for a portion of the exposure for losses related to workers’ compensation costs. The self-insured policies provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods, as well as an independent third-party actuary for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods along with currently available information and insurance industry statistics, the Company recorded self-insurance liabilities as of September 28, 2007 and March 30, 2007 of $1.1 million and $883,000, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as current in accordance with the estimated timing of the projected payments.
Secured Borrowings
     Occasionally, the Company enters into secured borrowing arrangements in connection with customer financing in order to provide additional sources of funding. As of September 28, 2007 and March 30, 2007, the Company had one secured borrowing arrangement, under which the Company pledged a note receivable from a customer to serve as collateral for the obligation under the borrowing arrangement. The arrangement includes recourse to certain other assets of the Company in the event of customer default on the note receivable. No significant guarantees beyond the recourse provision exist. Payments under the arrangement consist of semi-annual principal payments of $590,000 plus accrued interest for five years with the first semi-annual payment being interest only. The interest rate resets semi-annually to the current LIBOR rate plus a margin of 2.5%. This secured borrowing arrangement does not qualify as a sale of assets under SFAS No. 140 (SFAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” as the Company has continued involvement related to the recourse provision. As of September 28, 2007 and March 30, 2007, the Company had $1.2 million and $590,000, respectively of the secured borrowing recorded under accrued liabilities and $3.5 million and $4.1 million, respectively recorded under other long-term liabilities with a carrying value approximating the balance of the secured borrowing.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Indemnification Provisions
     In the ordinary course of business, the Company includes indemnification provisions within certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to intellectual property indemnity. Historically, to date, there have not been any costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party the Company indemnifies, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At September 28, 2007 and March 30, 2007, no such amounts were accrued.
Stock-Based Compensation
     The Company records compensation expense associated with stock options, restricted stock unit awards and other equity based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which the Company adopted on April 1, 2006. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. The Company recognized $1.9 million and $3.7 million of stock-based compensation expense related to the adoption of SFAS 123R for the three and six months ended September 28, 2007, respectively, and $524,000 and $891,000 for the three and six months ended September 29, 2006, respectively.
     The Company recorded incremental tax benefits from stock options exercised of $593,000 and $550,000 for the six months ended September 28, 2007 and September 29, 2006, respectively, which is classified as part of cash flows from financing activities in the condensed consolidated statements of cash flows. At September 28, 2007, the total unrecognized estimated compensation cost including estimated forfeitures related to unvested stock options and restricted stock units, and employee stock purchase plan was approximately $9.4 million, $7.3 million and $198,000, respectively. These costs are expected to be recognized over a weighted average period of 2.9 years, 3.0 years and less than six months, respectively.
Review of Stock Option Grant Procedures
     In August 2006, the Company commenced and completed a voluntary internal investigation, assisted by Company’s outside legal counsel, of its historical stock option granting practices, stock option documentation and related accounting during the period from its initial public offering in December 1996 through June 30, 2006. At the conclusion of its investigation, the Company’s outside legal counsel and the Company determined that there was no evidence of a pattern of intentionally misdating stock option grants to achieve an accounting result, or that any officer, director, or senior executive at the Company willfully or knowingly engaged in stock options misdating, or had knowledge of others doing so.
     During the investigation, the Company identified certain accounting errors associated with stock options granted primarily to certain non-executive new hire employees during the ten-year period from December 1996 to June 30, 2006. Based on the results of the investigation, the Company identified that certain stock options to non-executive new hires had incorrectly been accounted for using an accounting measurement date prior to the date that the new hires commenced employment. The Company concluded, with the concurrence of the Audit Committee, that the financial impact of these errors was not material to its consolidated financial statements for any annual period in which the errors related. In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29, the Company recorded a cumulative adjustment to compensation expense in the first quarter of fiscal year 2007 of $703,000, net of tax, because the effect of the correcting adjustment was not material to the Company’s fiscal year 2007 net income. This non-cash compensation expense adjustment will have no impact on future periods. There is no impact on revenue or net cash provided by operating activities as a result of recording the compensation expense adjustment.
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact SFAS 157 will have on its results of operations and financial position.
     In February 2007, the FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company in fiscal year 2009. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.
Note 2 — Revenue Recognition
     A substantial portion of the Company’s revenues are derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three months ended September 28, 2007 and September 29, 2006, the Company recorded losses of approximately $2.6 million and $319,000, respectively, related to loss contracts. During the six months ended September 28, 2007 and September 29, 2006, the Company recorded losses of approximately $3.5 million and $1.4 million, respectively, related to loss contracts.
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
     When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value in accordance with EITF 00-21, “Accounting for Multiple Element Revenue Arrangements” and recognized when the applicable revenue recognition criteria for each element are met. The amount of product and service revenue recognized is impacted by the Company’s judgments as to whether an arrangement includes multiple elements and, if so, whether sufficient objective and reliable evidence of fair value exists for those elements. Changes to the elements in an arrangement and the Company’s ability to establish evidence for those elements could affect the timing of the revenue recognition.
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
Note 3 – Earnings Per Share
     Potential common stock of 2,035,595 and 1,933,404 shares for the three months ended September 28, 2007 and September 29, 2006, respectively, and 2,152,570 and 2,038,600 shares for the six months ended September 28, 2007 and September 29, 2006, respectively, were included in the calculation of diluted earnings per share. Antidilutive shares excluded from the calculation were 927,616 and 372,382 shares for the three months ended September 28, 2007 and September 29, 2006, respectively and 893,659 and 178,128 shares for the six months ended September 28, 2007 and September 29, 2006, respectively. Potential common stock includes options granted and restricted stock units awarded under the Company’s equity compensation plan which are included in the earnings per share calculations using the treasury stock method and common shares expected to be issued under the Company’s employee stock purchase plan.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 4 — Composition of Certain Balance Sheet Captions (In thousands)

	September 28, 2007	March 30, 2007
Accounts receivable, net:
Billed	$81,933	$89,645
Unbilled	52,280	51,358
Allowance for doubtful accounts	(1,250)	(1,214)

	$132,963	$139,789

Inventories:
Raw materials	$16,973	$19,840
Work in process	8,919	7,963
Finished goods	20,836	18,231

	$46,728	$46,034

Prepaid expenses and other current assets:
Prepaid expenses	$7,278	$8,339
Income tax receivable	4,198	—
Other	407	879

	$11,883	$9,218

Other intangible assets, net:
Technology	$44,392	$43,270
Contracts and relationships	19,758	18,766
Non-compete agreement	9,076	8,920
Other intangibles	9,323	9,295

	82,549	80,251
Less accumulated amortization	(51,434)	(46,650)

	$31,115	$33,601

Property and equipment, net:
Machinery and equipment	$51,246	$48,439
Computer equipment and software	43,495	36,936
Furniture and fixtures	8,023	7,552
Leasehold improvements	12,772	12,983
Land held-for-sale	3,124	3,124
Construction in progress	2,817	2,440

	121,477	111,474
Less accumulated depreciation and amortization	(66,634)	(60,011)

	$54,843	$51,463

Other assets:
Capitalized software costs, net	$2,334	$3,576
Deferred income taxes	11,974	13,328
Other	9,413	7,829

	$23,721	$24,733

Accrued liabilities:
Current portion of warranty reserve	$5,296	$5,007
Accrued vacation	8,191	7,958
Accrued wages and performance compensation	5,618	10,678
Collections in excess of revenues	27,716	28,030
Other	11,586	10,797

	$58,407	$62,470

Other liabilities:
Unrecognized tax position liabilities	$6,760	$—
Accrued warranty	5,722	4,856
Deferred rent, long-term portion	3,655	3,514
Secured borrowing, long-term portion	3,540	4,130
Other	788	773

	$20,465	$13,273

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
     The Company will continue to make assessments of impairment on an annual basis in the fourth quarter of its fiscal year or more frequently if specific triggering events occur. In assessing the value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the reporting units. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges that would negatively impact operating results.
     The intangible assets are amortized using the straight-line method over their estimated useful lives of eight months to ten years. The technology intangible asset has several components with estimated useful lives of five to nine years, the contracts and relationships intangible asset has several components with estimated useful lives of three to ten years, the non-compete agreements have useful lives of three to five years and other amortizable assets have several components with original estimated useful lives of eight months to ten years. The amortization expense was $2.4 million and $2.6 million for the three months ended September 28, 2007 and September 29, 2006, respectively, and $4.8 million and $4.7 million for the six months ended September 28, 2007 and September 29, 2006, respectively.
     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the six months ended September 28, 2007	$4,784

Expected for the remainder of fiscal year 2008	$4,701
Expected for fiscal year 2009	9,020
Expected for fiscal year 2010	5,787
Expected for fiscal year 2011	5,024
Expected for fiscal year 2012	3,798
Thereafter	2,785

$31,115

Note 6 — Notes Payable and Line of Credit
     On January 31, 2005, the Company entered into a three-year, $60 million revolving credit facility (the “Facility”) in the form of a Second Amended and Restated Revolving Loan Agreement.
     Borrowings under the Facility are permitted up to a maximum amount of $60 million, including up to $15 million of letters of credit. Borrowings under the Facility bear interest, at the Company’s option, at either the lender’s prime rate or at LIBOR (London Interbank Offered Rate) plus, in each case, an applicable margin based on the ratio of the Company’s total funded debt to EBITDA (income from operations plus depreciation and amortization). The Facility is collateralized by substantially all of the Company’s personal property assets. At September 28, 2007, the Company had approximately $8.8 million outstanding under standby letters of credit leaving borrowing availability under the Facility of $51.2 million.
     The Facility contains financial covenants that set a minimum EBITDA limit for the twelve-month period ending on the last day of any fiscal quarter at $30.0 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135.0 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00. The Company was in compliance with its loan covenants at September 28, 2007.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7 — Product Warranty
     The Company provides limited warranties on most of its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the six months ended September 28, 2007 and September 29, 2006 (in thousands).

	For the six months ended
	September 28, 2007	September 29, 2006
Balance, beginning of period	$9,863	$8,369
Change in liability for warranties issued in period	3,864	3,461
Settlements made (in cash or in kind) during the period	(2,709)	(1,460)

Balance, end of period	$11,018	$10,370

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
Note 9 — Derivatives
     During the three and six months ended September 28, 2007, the Company settled certain foreign exchange contracts recognizing a gain of approximately $37,000, recorded as cost of revenues based on the underlying transaction. During the six months ended September 28, 2007, the Company entered into a foreign currency exchange contract intended to reduce the foreign currency risk for amounts payable to vendors in Euros which has a maturity of less than six months. The fair value of the outstanding foreign currency contract was approximately $35,000 and was recorded as an asset as of September 28, 2007. The Company did not enter into new foreign currency exchange contracts during the six months ended September 29, 2006. The Company had $650,000 and $0 of notional value of foreign currency forward contracts outstanding as of September 28, 2007 and March 30, 2007, respectively. During the three and six months ended September 29, 2006, the Company recognized loss of approximately $1,000 and $137,000, respectively, as cost of revenues based on the nature of the underlying transaction related to derivative instruments.
Note 10 — Income Taxes
           The effective income tax rate for the three and six months ended September 28, 2007 was 28.5% and 28.0%, respectively, compared to the 18.2% annual effective tax rate for the fiscal year ended March 30, 2007, reflecting the December 31, 2007 expiration of the federal research and development tax credit. The estimated tax rate is different from the expected statutory rate due primarily to research and development tax credits and the manufacturing deduction.
           The Company’s estimated effective tax rate of 27.7% for fiscal year 2008 reflects the expiration of the federal research and development tax credit at December 31, 2007. If the federal research and development tax credit is reinstated, the Company will have a lower effective tax rate. In the event the federal research and development tax credit is reinstated, the amount of the reduction in the Company’s tax rate will depend on the effective date and terms of the reinstatement, as well as the amount of eligible research and development expenses in the reinstated period.
           In 2006, the FASB issued Interpretation No. 48 (FIN 48), which clarifies the accounting for uncertainty in tax positions. The Company adopted FIN 48 on March 31, 2007 and recognized a cumulative-effect adjustment of $342,000, decreasing beginning retained earnings. The Company also recorded unrecognized tax position liabilities of approximately $6.8 million that were previously offset against deferred tax assets.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     As of the beginning of fiscal year 2008, the total gross amount of unrecognized tax benefits was $28.8 million. Of that amount, $19.9 million, if recognized, would affect the Company’s effective tax rate. For the three and six months ended September 28, 2007, the Company’s gross unrecognized tax benefits increased by $973,000 and $1.4 million, respectively. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Prior to the adoption of FIN 48, the Company had recognized interest expense related to income tax matters as a component of interest expense. The gross amount of interest and penalties accrued as of the beginning of fiscal year 2008 was $892,000.
     The Company is subject to periodic audits by domestic and foreign tax authorities. The Internal Revenue Service (“IRS”) examination of the Company’s U.S. federal tax returns for fiscal years 2001-2004 was completed in the fourth quarter of fiscal year 2006 and agreement was reached with the IRS on the proposed adjustments. There was no material impact on income taxes or interest resulting from these audits and the Company considers those fiscal years to be effectively settled under FIN 48. By statute, the Company’s U.S. federal returns are subject to examination by the IRS for fiscal years 2004 through 2007. Additionally, tax credit carryovers that were generated in prior years and utilized in these years may also be subject to examination by the IRS. In July 2007, the Company was notified by the IRS of its intention to examine the Company’s fiscal year 2006 federal income tax return. With few exceptions, the fiscal years 2003 to 2007 remain open to examination by state and foreign taxing jurisdictions. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. The Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.
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
     The following table summarizes revenues and operating profits by reporting segment for the three and six months ended September 28, 2007 and September 29, 2006. Certain corporate general and administrative costs and amortization of intangible assets are not allocated to either segment for management reporting and accordingly, are shown as reconciling items from segment operating profit and consolidated operating profit. Certain assets are not tracked by reporting segment. Depreciation expense is allocated to reporting segments as an overhead charge based on direct labor dollars within the reporting segments.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended		Six months ended
	September 28,	September 29,	September 28,	September 29,
(in thousands)	2007	2006	2007	2006
Revenues
Government	$79,790	$69,993	$150,359	$134,614
Commercial
Satellite Networks	53,716	51,722	100,309	104,808
Antenna Systems	13,119	9,786	24,519	20,780

	66,835	61,508	124,828	125,588
Elimination of intersegment revenues	—	—	—	—

Total revenues	146,625	131,501	275,187	260,202
Operating profits (losses)
Government	11,857	12,415	18,032	24,244
Commercial
Satellite Networks	619	247	870	(1,373)
Antenna Systems	889	(212)	1,668	(566)

	1,508	35	2,538	(1,939)
Elimination of intersegment operating profits	—	—	—	—

Segment operating profit before corporate and amortization	13,365	12,450	20,570	22,305
Corporate	(110)	(15)	(256)	80
Amortization of intangible assets (1)	(2,391)	(2,621)	(4,784)	(4,681)

Income from operations	$10,864	$9,814	$15,530	$17,704

(1)	Amortization of intangibles for Satellite Networks was $1.9 million and $1.8 million for the three months ended September 28, 2007 and September 29, 2006, respectively. Amortization of intangibles for Satellite Networks was $3.8 million and $3.6 million for the six months ended September 28, 2007 and September 29, 2006, respectively. Amortization of intangibles for Antenna Systems was $267,000 and $164,000 for the three months ended September 28, 2007 and September 29, 2006, respectively. Amortization of intangibles for Antenna Systems was $430,000 and $328,000 for the six months ended September 28, 2007 and September 29, 2006, respectively. Amortization of intangibles for the government segment was $256,000 and $688,000 for the three months ended September 28, 2007 and September 29, 2006, respectively. Amortization of intangibles for the government segment was $513,000 and $764,000 for the six months ended September 28, 2007 and September 29, 2006, respectively.

(in thousands)	September 28, 2007	March 30, 2007
Segment assets (2)
Government	$109,146	$106,442
Commercial
Satellite Networks	142,264	156,709
Antenna Systems	26,792	22,704

	169,056	179,413
Corporate assets	234,125	198,084

Total	$512,327	$483,939

(2)	Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, intangible assets and goodwill. At September 28, 2007, Satellite Networks had $46.2 million of goodwill and $23.8 million in net intangible assets, Antenna Systems had $4.8 million of goodwill and $3.2 million in net intangible assets, and the government segment had $16.1 million of goodwill and $4.1 million in net intangible assets. At March 30, 2007, Satellite Networks had $46.2 million of goodwill and $27.6 million in net intangible assets, Antenna Systems had $3.6 million of goodwill and $1.4 million in net intangible assets, and government segment had $16.1 million of goodwill and $4.6 million in net intangible assets.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue information by geographic area for the three and six month periods ended September 28, 2007 and September 29, 2006 is as follows:

	Three months ended		Six months ended
	September 28,	September 29,	September 28,	September 29,
(in thousands)	2007	2006	2007	2006
United States	$121,830	$114,059	$224,032	$223,669
Asia Pacific	7,915	6,348	15,526	11,502
Europe/Africa	6,537	8,356	18,987	18,128
North America other than United States	8,430	2,076	13,834	5,611
Latin America	1,913	662	2,808	1,292

	$146,625	$131,501	$275,187	$260,202

     The Company distinguishes revenues from external customers by geographic areas based on customer location.
     The net book value of long-lived assets located outside the United States was $410,000 at September 28, 2007 and $313,000 at March 30, 2007.
Note 12 – Acquisition
     On August 2, 2007, the Company completed the acquisition of all of the outstanding capital stock of JAST, S.A., a Switzerland based, privately-held developer of microwave circuits and antennas for terrestrial and satellite applications, specializing in small, low-profile antennas for mobile satellite communications. The initial purchase price of approximately $2.1 million was comprised primarily of $452,000 related to the fair value of 14,424 shares of the Company’s common stock issued at the closing date, $748,000 in cash consideration, the issuance of an $800,000 payable, and approximately $125,000 in direct acquisition costs. The $748,000 in cash consideration paid to the former JAST stockholders plus approximately $125,000 in direct acquisition costs less cash acquired of $22,000 resulted in a net cash outlay of approximately $851,000 as of September 28, 2007. The remaining $800,000 is payable on the first anniversary of the closing date of which $483,000 will be paid in cash and $317,000 will be paid in stock or cash, at the Company’s election. Under the terms of the purchase agreement, up to an additional $4.5 million in consideration is payable in stock and/or cash, at the Company’s option, based on JAST achieving certain earnings performance and technology development targets during the two years following closing. No portion of this additional consideration is guaranteed. The additional consideration, if earned, is payable after JAST achieves specified earnings performance and technology development targets and will be recorded as additional purchase price.
     The preliminary allocation of purchase price of the acquired assets and assumed liabilities based on the estimated fair values is as follows:

August 2, 2007
(In thousands)
Current assets	$169
Identifiable intangible assets	2,298
Goodwill	1,222

Total assets acquired	3,689
Liabilities assumed	(1,564)

Total purchase price	$2,125

     Amounts assigned to other intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from two to five years and are as follows:

(In thousands)
Technology (3 year weighted average life)	$1,122
Customer relationships (5 year weighted average life)	992
Non-compete agreements (5 year weighted average life)	156
Backlog (2 year weighted average life)	28

Total identifiable intangible assets	$2,298

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The acquisition of JAST is beneficial to the Company because it adds complementary technologies and provides additional business opportunities namely microwave circuits and antennas for terrestrial and satellite applications and small, low-profile antennas for mobile satellite communications. The benefit of these products can be offered to many of the Company’s consumer, enterprise or government customers. These benefits and additional opportunities were among the factors that contributed to a purchase price resulting in the recognition of goodwill which has been recorded within Antenna Systems product group in the commercial segment. The intangible assets and goodwill recognized will not be deductible for federal income tax purposes. The purchase price is preliminary due to resolution of certain tax and contractual matters.
     The condensed consolidated financial statements include the operating results of JAST from the date of acquisition in the Company’s Antenna Systems product group in the commercial segment. Pro forma results of operations have not been presented because the effect of the acquisition was insignificant to the financial statements for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2007, filed with the Securities and Exchange Commission.
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
     In recent years approximately one-half of our revenues has been generated from satellite based communications products and systems solutions to address commercial market needs. Our commercial business accounted for approximately 46% and 47% of our revenues in the three months ended September 28, 2007 and September 29, 2006, respectively, 45% and 48% of our revenues in the six months ended September 28, 2007 and September 29, 2006, respectively, and 48% of our revenues in fiscal year 2007 and 53% of our revenues in fiscal year 2006.
     The commercial segment comprises two business product groups: satellite networks and antenna systems. Our commercial business offers an end-to-end capability to provide customers with a broad range of satellite communication and other wireless communications equipment solutions including:
•	Consumer broadband products and solutions to customers based on DOCSIS and DVB-RCS-based technologies,

•	Mobile broadband products and systems for in-flight, maritime and ground mobile broadband applications,

•	Enterprise VSAT networks products and services,

•	Satellite networking systems design and technology development, and

•	Antenna systems for commercial and defense applications and customers.

     With expertise in commercial satellite network engineering, gateway construction, and remote terminal manufacturing for all types of interactive communications services, we have the ability to take overall responsibility for designing, building, initially operating, and then handing over a fully operational, customized satellite network serving a variety of markets and applications.
     There are a number of large new business opportunities we are pursuing in fiscal year 2008. In the government segment, the opportunities include future MIDS LVT production orders, international MIDS LVT orders, new MIDS joint tactical radio system development and pre-production contracts, additional funding for current information assurance projects, new information assurance contracts using our HAIPE technology, and orders for our KG-250 and KG-255 products. In our commercial segment, the opportunities include agreements for next generation consumer broadband systems, production orders for existing consumer and mobile broadband systems and equipment, and further penetration in the North American market for enterprise VSAT and antenna systems. The probability and timing of these orders is not entirely predictable, so our revenue may vary somewhat from quarter-to-quarter or even year-to-year.
     To date, our ability to grow and maintain our revenues has depended on our ability to identify and target markets where the customer places a high priority on the technology solution, and obtaining additional sizable contract awards from these customers. Due to the nature of this process, it is difficult to predict the probability and timing of obtaining awards in these markets.
     We expect that our capital needs for fiscal year 2008 will be similar to fiscal year 2007. In fiscal years 2006 and 2007, we initiated and completed facility expansion and modernization projects in Carlsbad, California and Gilbert, Arizona, as well as expanded our production test equipment and lab development equipment and information technology to meet customer program requirements and growth forecasts. In fiscal year 2008, we have additional facility projects under way in Carlsbad, California, as well as production test equipment and information technology projects to support our growth needs. Our facility needs have normally been met with long-term lease agreements, but we do anticipate additional tenant improvements over the next two fiscal years associated with our expansion. Additionally, as our employee base increases, the need for additional computers and other equipment will also increase.
     On August 2, 2007, we completed the acquisition of all of the outstanding capital stock of JAST, S.A., a Switzerland based, privately-held developer of microwave circuits and antennas for terrestrial and satellite applications, specializing in small, low-profile antennas for mobile satellite communications. The initial purchase price of approximately $2.1 million was comprised primarily of $452,000 related to the fair value of 14,424 shares of our common stock issued at the closing date, $748,000 in cash consideration, the issuance of an $800,000 payable, and approximately $125,000 in direct acquisition costs. The $748,000 in cash consideration paid to the former JAST stockholders plus approximately $125,000 in direct acquisition costs less cash acquired of $22,000 resulted in a net cash outlay of approximately $851,000 as of September 28, 2007. The remaining $800,000 is payable on the first anniversary of the closing date of which $483,000 will be paid in cash and $317,000 will be paid in stock or cash, at our election. Under the terms of the purchase agreement, up to an additional $4.5 million in consideration is payable in stock and/or cash, at our option, based on JAST achieving certain earnings performance and technology development targets during the two years following closing. No portion of this additional consideration is guaranteed. The additional consideration, if earned, is payable after JAST achieves specified earnings performance and technology development targets and will be recorded as additional purchase price.
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

Revenue recognition
     A substantial portion of our revenues are derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Certain of these contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1). Sales and earnings under these contracts are recorded based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract or as products are shipped under the units-of-delivery method.
     The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended September 28, 2007 and September 29, 2006, we recorded charges of approximately $2.6 million and $319,000, respectively, related to loss contracts. During the six months ended September 28, 2007 and September 29, 2006, we recorded charges of approximately $3.5 million and $1.4 million, respectively, related to loss contracts.
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
     We believe we have established appropriate systems and processes to enable us to reasonably estimate future cost on our programs through regular quarterly evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis. However, a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. For example, a one percent variance in our future cost estimates on open fixed-price contracts as of September 28, 2007 would change our income before income taxes by approximately $385,000.
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
     When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value in accordance with EITF, 00-21, “Accounting for Multiple Element Revenue Arrangements,” and recognized when the applicable revenue recognition criteria for each element are met. The amount of product and service revenue recognized is impacted by our judgments as to whether an arrangement includes multiple elements and, if so, what sufficient objective and reliable evidence of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish evidence for those elements could affect the timing of revenue recognition.
Accounting for Stock-Based Compensation
     We grant options to purchase our common stock to our employees and directors under our equity compensation plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our employee stock purchase plan. The benefits provided under these plans are stock-based payments subject to the provisions of revised Statement of Financial Accounting Standards (SFAS) No. 123 (SFAS 123R), “Share-Based Payment.” Effective April 1, 2006, we use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for estimating the value of stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date, which are subsequently modified or cancelled. Under the modified prospective application method, prior periods are not revised for comparative purposes. Stock-based compensation expense recognized under SFAS 123R for the three months ended September 28, 2007 and September 29, 2006 was $1.9 million and $524,000, respectively. Stock-based compensation expense recognized under SFAS 123R for the six months ended September 28, 2007 and September 29, 2006 was $3.7 million and $891,000, respectively. At September 28, 2007, total unrecognized estimated compensation cost including estimated forfeitures related to non-vested stock options and restricted stock units granted prior to that date, and employee stock purchase plan was $9.4 million, $7.3 million and $198,000, respectively, which are expected to be recognized over a weighted-average period of 2.9 years, 3.0 years and less than six months, respectively.
Review of Stock Option Grant Procedures
     In August 2006, we commenced and completed a voluntary internal investigation, assisted by our outside legal counsel, of our historical stock option granting practices, stock option documentation and related accounting during the period from our initial public offering in December 1996 through June 30, 2006. At the conclusion of our investigation, our outside legal counsel and the company determined that there was no evidence of a pattern of intentionally misdating stock option grants to achieve an accounting result, or that any officer, director, or senior executive at the company willfully or knowingly engaged in stock options misdating, or had knowledge of others doing so.
     During the investigation, we identified certain accounting errors associated with stock options granted primarily to certain non-executive new hire employees during the ten-year period from December 1996 to June 30, 2006. Based on the results of the investigation, we identified that certain stock options to non-executive new hires had incorrectly been accounted for using an accounting measurement date prior to the date that the new hires commenced employment. We concluded, with the concurrence of the Audit Committee, that the financial impact of these errors was not material to our consolidated financial statements for any annual period in which the errors related. In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29, we recorded a cumulative adjustment to compensation expense in the first quarter of fiscal year 2007 of $703,000, net of tax, because the effect of the correcting adjustment was not material to our fiscal year 2007 net income. This non-cash compensation expense adjustment will have no impact on future periods. There is no impact on revenue or net cash provided by operating activities as a result of recording the compensation expense adjustment.
Allowance for doubtful accounts
     We make estimates of the collectibility of our accounts receivable based on historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a significant portion of our sales has been to the U.S. government. More recently, commercial customers comprise a larger part of our revenues. Our accounts receivable balance was $133.0 million, net of allowance for doubtful accounts of $1.3 million as of September 28, 2007, and our accounts receivable balance was $139.8 million, net of allowance for doubtful accounts of $1.2 million as of March 30, 2007.
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
     On March 31, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.
     We are subject to income taxes in the United States and numerous foreign jurisdictions. In the ordinary course of our business there are calculations and transactions where the ultimate tax determination is uncertain. In addition, changes in tax laws and regulations as well as adverse judicial rulings could adversely affect the income tax provision. We believe we have adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. However, if these provided amounts prove to be more than what is necessary, the reversal of the reserves would result in tax benefits being recognized in the period in which we determine that provision for the liabilities is no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense would result.

Derivatives
     We enter into foreign currency forward and option contracts to hedge certain forecasted foreign currency transactions. Gains and losses arising from foreign currency forward and option contracts not designated as hedging instruments are recorded in investment income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as unrealized gains (losses) on derivative instruments and accrued liabilities until the underlying transaction affects our earnings and are then recorded in the same income statement line as the underlying transaction. We had $650,000 of notional value of foreign currency forward contracts outstanding at September 28, 2007. We had $0 of notional value of foreign currency forward contracts outstanding at March 30, 2007.
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
Results of Operations
     The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Three months ended		Six months ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	71.3	74.1	73.0	75.2
Selling, general and administrative	13.9	12.8	13.9	12.5
Independent research and development	5.8	3.6	5.8	3.7
Amortization of intangible assets	1.6	2.0	1.7	1.8

Income from operations	7.4	7.5	5.6	6.8
Income before income taxes	8.3	7.6	6.6	7.0
Net income	5.9	5.0	4.6	4.6
Three Months Ended September 28, 2007 vs. Three Months Ended September 29, 2006
Revenues

	Three months ended		Dollar	Percentage
	September 28,	September 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Revenues	$146.6	$131.5	$15.1	11.5%
     The increase in revenues during second quarter of fiscal year 2008 was due to our higher beginning backlog of $396.1 million, quarterly customer awards of $189.5 million and the conversion of certain backlog and awards into revenues. Revenue increases were experienced in both our government segment, increasing by $9.8 million, and commercial segment, increasing by $5.3 million. The revenue increase in the government segment was primarily derived from increased revenues of approximately $4.0 million in certain information assurance products and $9.6 million in next generation military satellite communication systems, offset partially by $3.5 million in lower sales of tactical data link products. The revenue increase in the commercial segment was primarily derived from increased sales of consumer broadband products of approximately $8.2 million and $3.3 million in higher sales from our Antenna Systems product group offset by a $7.2 million reduction in enterprise VSAT sales.

Cost of Revenues

	Three months ended		Dollar	Percentage
	September 28,	September 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Cost of revenues	$104.5	$97.4	$7.1	7.3%
Percentage of revenues	71.3%	74.1%
     The increase in quarterly cost of revenues from $97.4 million to $104.5 million was primarily due to the increase in revenues. However, cost of revenues decreased as a percentage of revenues from 74.1% to 71.3% primarily due to product cost reductions in our consumer and mobile broadband products totaling approximately $1.6 million for the three months ended September 28, 2007 compared to the same period last year. We also experienced better program performance in our government segment, contributing approximately $2.1 million in cost of revenue reductions spread across various product groups. Cost of revenues for the three months ended September 28, 2007 and September 29, 2006 included approximately $487,000 and $161,000, respectively, in stock-based compensation expense related to our adoption of SFAS 123R. Cost of revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competition, new product introduction costs and other factors.
Selling, General and Administrative Expenses

	Three months ended		Dollar	Percentage
	September 28,	September 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Selling, general and administrative	$20.4	$16.8	$3.6	21.6%
Percentage of revenues	13.9%	12.8%
     The increase in selling, general and administrative (SG&A) expenses in the second quarter of fiscal year 2008 compared to the second quarter of fiscal year 2007 was primarily attributable to higher selling and proposal costs of approximately $2.6 million to support our anticipated future revenue growth and $1.3 million in stock-based compensation expense recorded in the second quarter of fiscal year 2008 compared to $331,000 in stock-based compensation expense recorded in the second quarter of fiscal year 2007 related to our adoption of SFAS 123R. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.
Independent Research and Development

	Three months ended		Dollar	Percentage
	September 28,	September 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Independent research and development	$8.4	$4.8	$3.6	74.5%
Percentage of revenues	5.8%	3.6%
     The increase in independent research and development (IR&D) expenses reflects year over year increases primarily in the government segment of approximately $2.0 million for planned development of next generation information assurance and unmanned aerial vehicle (UAV) technologies. The commercial segment contributed approximately $1.6 million in IR&D increases due to planned efforts related to next generation VSAT equipment and mobile antenna technologies. The higher IR&D expenses reflect our recognition of certain opportunities in these markets and the need to invest in the development of new technologies to meet these opportunities.
     Amortization of Intangible Assets The intangible assets from acquisitions occurring in fiscal years 2001, 2002, 2006, 2007 and 2008 are being amortized over original useful lives ranging from eight months to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized.

     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the six months ended September 28, 2007	$4,784

Expected for the remainder of fiscal year 2008	$4,701
Expected for fiscal year 2009	9,020
Expected for fiscal year 2010	5,787
Expected for fiscal year 2011	5,024
Expected for fiscal year 2012	3,798
Thereafter	2,785

$31,115

     Interest Income Interest income increased to $1.5 million for the three months ended September 28, 2007 from $423,000 for the three months ended September 29, 2006 due to higher average invested cash balances year over year.
     Interest Expense Interest expense decreased to $156,000 for the three months ended September 28, 2007 from $200,000 for the three months ended September 29, 2006. The decrease in interest expense for the second quarter of fiscal year 2008 compared to second quarter of fiscal year 2007 was mainly due to our income tax payable position during second quarter of fiscal year 2007 compared to our income tax receivable position during second quarter of fiscal year 2008 and related interest, offset by an interest expense increase in second quarter of fiscal year 2008 related to accretion of interest on the secured borrowing agreement entered into in the fourth quarter of fiscal year 2007. Commitment fees on our line of credit availability remained the same year over year. We had no outstanding borrowings under our line of credit at September 28, 2007 or September 29, 2006.
     Provision for Income Taxes Our effective tax rate for the three months ended September 28, 2007 was approximately 28.5%, which is approximately equal to the 27.7% estimated annual effective tax rate for the fiscal year 2008, compared to a 34.6% tax rate for the three months ended September 29, 2006. Our estimated effective tax rate of approximately 27.7% for fiscal year 2008 reflects the expiration of the federal research and development tax credit at December 31, 2007. Our tax rate in fiscal year 2007 does not reflect any federal research and development tax credit as the credit had expired. If the federal research and development tax credit is reinstated, we will have a lower effective tax rate and the amount of the tax rate reduction will depend on the effective date, the terms of the reinstatement as well as the amount of eligible research and development expenses in the reinstated period.
Our Segment Results for the Three Months Ended September 28, 2007 vs. Three Months Ended September 29, 2006
Government Segment
Revenues

	Three months ended		Dollar	Percentage
	September 28,	September 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Revenues	$79.8	$70.0	$9.8	14.0%
     The increase in government segment revenues related primarily to a higher beginning backlog and the receipt of $122.3 million in awards during second quarter of fiscal year 2008. The increased sales were principally from higher sales of certain information assurance products of approximately $4.0 million and $9.6 million in next generation military satellite communication systems, offset partially by $3.5 million in lower sales of tactical data link products.
     Segment Operating Profit

	Three months ended		Dollar	Percentage
	September 28,	September 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Operating profit	$11.9	$12.4	$(0.6)	(4.5)%
Percentage of government segment revenues	14.9%	17.7%

     The decrease in government segment operating profit was primarily related to higher SG&A expenses as a percent of revenues, increasing by $1.9 million from the prior year and due principally to high selling and proposal costs to support future growth and an increase in IR&D of $2.0 million for next generation information assurance and unmanned vehicle technologies.
Commercial Segment
Revenues

	Three months ended		Dollar	Percentage
	September 28,	September 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Satellite Networks
Revenues	$53.7	$51.7	$2.0	3.9%
Antenna Systems
Revenues	$13.1	$9.8	$3.3	34.1%
Total Commercial Segment
Revenues	$66.8	$61.5	$5.3	8.7%
     Commercial segment revenues increased $5.3 million primarily due to higher sales of our consumer and mobile broadband products of approximately $8.2 million compared to the same period last year offset by a $7.2 million reduction in enterprise VSAT sales. Antenna Systems product sales were also higher, increasing by approximately $3.3 million due to higher awards levels and related program performance.
     Segment Operating Profit

	Three months ended		Dollar	Percentage
	September 28,	September 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Satellite Networks
Satellite Networks operating profit (loss)	$0.6	$0.2	$0.4	150.6%
Percentage of Satellite Network revenues	1.2%	0.5%
Antenna Systems
Antenna Systems operating (loss) profit	$0.9	$(0.2)	$1.1	519.3%
Percentage of Antenna Systems revenues	6.8%	(2.2)%
Total Commercial Segment
Segment operating profit	$1.5	$0.0	$1.5	100.0%
Percentage of commercial segment revenues	2.3%	0.1%
     The commercial segment overall operating profit increase of $1.5 million compared to the same period last year was primarily due to growth in our consumer and mobile broadband products contributing an additional $1.8 million to segment operating profits offset by a $1.9 million decrease spread across various other satellite networks products. Additionally, our antenna products generated an additional $1.1 million in operating profits primarily through improved overall program performance year over year.
Six Months Ended September 28, 2007 vs. Six Months Ended September 29, 2006
Revenues

	Six months ended		Dollar	Percentage
	September 28,	September 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Revenues	$275.2	$260.2	$15.0	5.8%
     The increase in revenues was due to our beginning backlog of $388.7 million and customer awards of $325.5 million for the first six months of our fiscal year 2008 and the conversion of certain backlog and awards into revenues. Year to date revenue growth was experienced only in our government segment and was primarily derived from our next generation military satellite communication systems of approximately $17.9 million offset by decreases across various other products within our government segment. Our commercial segment revenue was relatively flat when compared to the same period last year, year over year.

Cost of Revenues

	Six months ended		Dollar	Percentage
	September 28,	September 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Cost of revenues	$200.9	$195.6	$5.4	2.7%
Percentage of revenues	73.0%	75.2%
     The increase in cost of revenues from $195.6 million to $200.9 million was primarily due to an increase in our revenues. At the same time, we did experience a decrease in the cost of revenues as a percentage of revenues from 75.2% to 73.0% primarily due to product cost reductions in our consumer and mobile broadband products totaling approximately $6.1 million for the six months ended September 28, 2007 compared to the same period last year. Cost of revenues for the six months ended September 28, 2007 and September 29, 2006 included approximately $963,000 and $307,000, respectively, in stock-based compensation expense related to our adoption of SFAS 123R. Cost of revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competition, new product introduction costs and other factors.
Selling, General and Administrative Expenses

	Six months ended		Dollar	Percentage
	September 28,	September 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Selling, general and administrative	$38.2	$32.6	$5.5	16.9%
Percentage of revenues	13.9%	12.5%
     The increase in SG&A expenses in the first six months of fiscal year 2008 compared to the first six months of fiscal year 2007 was primarily attributable to higher selling and proposal costs of approximately $3.6 million to support our anticipated future revenue growth and $2.5 million in stock-based compensation expense recorded in the first six months of fiscal year 2008 compared to $537,000 in stock-based compensation expense recorded in the first six months of fiscal year 2007 related to our adoption of SFAS 123R. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.
Independent Research and Development

	Six months ended		Dollar	Percentage
	September 28,	September 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Independent research and development	$15.8	$9.6	$6.2	64.3%
Percentage of revenues	5.8%	3.7%
     The increase in IR&D expenses reflects year over year increases primarily in the government segment of approximately $4.3 million for planned development of next generation information assurance and UAV technologies. The commercial segment contributed approximately $1.9 million in IR&D increases due to planned efforts related to next generation VSAT equipment and mobile antenna technologies. The higher IR&D expenses reflect our recognition of certain opportunities in these markets and the need to invest in the development of new technologies to meet these opportunities.
     Amortization of Intangible Assets The intangible assets from acquisitions occurring in fiscal years 2001, 2002, 2006, 2007 and 2008 are being amortized over original useful lives ranging from eight months to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized.

     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the six months ended September 28, 2007	$4,784

Expected for the remainder of fiscal year 2008	$4,701
Expected for fiscal year 2009	9,020
Expected for fiscal year 2010	5,787
Expected for fiscal year 2011	5,024
Expected for fiscal year 2012	3,798
Thereafter	2,785

$31,115

     Interest Income Interest income increased to $2.9 million for the six months ended September 28, 2007 from $749,000 for the six months ended September 29, 2006 due to higher average invested cash balances year over year.
     Interest Expense Interest expense increased to $337,000 for the six months ended September 28, 2007 from $291,000 for the six months ended September 29, 2006. The increase in interest expense was mainly due to the accretion of interest on the secured borrowing agreement entered into in the fourth quarter of fiscal year 2007. Commitment fees on our line of credit availability remained the same year over year. We had no outstanding borrowings under our line of credit at September 28, 2007 or September 29, 2006.
     Provision for Income Taxes Our effective tax rate for the six months ended September 28, 2007 was approximately 28.0%, which is approximately equal to the 27.7% estimated annual effective tax rate for the fiscal year 2008, compared to a 34.0% tax rate for the six months ended September 29, 2006. Our estimated effective tax rate of approximately 27.7% for fiscal year 2008 reflects the expiration of the federal research and development tax credit at December 31, 2007. Our tax rate in fiscal year 2007 does not reflect any federal research and development tax credit as the credit had expired. If the federal research and development tax credit is reinstated, we will have a lower effective tax rate and the amount of the tax rate reduction will depend on the effective date, the terms of the reinstatement as well as the amount of eligible research and development expenses in the reinstated period.
Our Segment Results for the Six Months Ended September 28, 2007 vs. Six Months Ended September 29, 2006
Government Segment
Revenues

	Six months ended		Dollar	Percentage
	September 28,	September 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Revenues	$150.4	$134.6	$15.7	11.7%
     The increase in government segment revenues related primarily to a higher beginning backlog and the receipt of $194.0 million in awards during first six months of fiscal year 2008. The increased sales were principally from higher sale of our next generation military satellite communication systems of approximately $17.9 million offset by decreases across various other products within our government segment.
     Segment Operating Profit

	Six months ended		Dollar	Percentage
	September 28,	September 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Operating profit	$18.0	$24.2	$(6.2)	(25.6)%
Percentage of government segment revenues	12.0%	18.0%

     The decrease in government segment operating profit was primarily related to higher SG&A expenses as a percent of revenues, increasing by $4.4 million from the prior year from higher bid and proposal costs to support anticipated future revenue growth and an increase in IR&D of $4.3 million principally for next generation UAV technologies.
Commercial Segment
     Revenues

	Six months ended		Dollar	Percentage
	September 28,	September 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Satellite Networks
Revenues	$100.3	$104.8	$(4.5)	(4.3)%
Antenna Systems
Revenues	$24.5	$20.8	$3.7	18.0%
Total Commercial Segment
Revenues	$124.8	$125.6	$(0.8)	(0.6)%
     Commercial segment revenue was relatively flat year over year. We experienced increased revenues in our consumer broadband products of $9.6 million and various other satellite networks products of approximately $2.0 million compared to the same period last year, offset by decreases of approximately $16.1 million in enterprise VSAT products. Antenna product sales increased $3.7 million year over year due to higher awards levels and related program performance.
     Segment Operating Profit

	Six months ended		Dollar	Percentage
	September 28,	Increase	Increase	Increase
(In millions, except percentages)	2007	(Decrease)	(Decrease)	(Decrease)
Satellite Networks
Satellite Networks operating profit (loss)	$0.9	$(1.4)	$2.2	163.4%
Percentage of Satellite Network revenues	0.9%	(1.3)%
Antenna Systems
Antenna Systems operating (loss) profit	$1.7	$(0.6)	$2.2	394.7%
Percentage of Antenna Systems revenues	6.8%	(2.7)%
Total Commercial Segment
Segment operating profit	$2.5	$(1.9)	$4.5	230.9%
Percentage of commercial segment revenues	2.0%	(1.5)%
     The commercial segment overall operating profit increase of $4.5 million compared to the same period last year was primarily due to continued revenue growth of certain consumer and mobile broadband products combined with overall improved cost of revenues performance contributing an additional $5.2 million to commercial segment profits, offset by various other satellite networks product contributions decreases. Additionally, our antenna products generated an additional $2.2 million in operating profits primarily through improved overall program performance year over year.
Backlog
     As reflected in the table below, both funded and firm (funded plus unfunded) backlog increased during the first six months of fiscal year 2008 with increases coming from both our government and commercial segment. New contract awards for the first six months of fiscal year 2008 increased backlog to a new all-time high.

	September 28, 2007	March 30, 2007
	(in millions)
Firm backlog
Government segment	$263.6	$220.0
Commercial segment	175.4	168.7

Total	$439.0	$388.7

Funded backlog
Government segment	$230.7	$193.2
Commercial segment	175.3	168.7

Total	$406.0	$361.9

Contract options	$39.3	$39.3

     The firm backlog does not include contract options. Of the $439.0 million in firm backlog, approximately $225.4 million is expected to be delivered during the remaining six months of fiscal year 2008, and the balance is expected to be delivered in fiscal year 2009 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.
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
     Cash provided by operating activities for the first six months of fiscal year 2008 was $37.7 million as compared to $13.5 million for the first six months of fiscal year 2007. The $24.2 million increase in cash provided by operating activities for the first six months of fiscal year 2008 as compared to the first six months of fiscal year 2007 was primarily attributable to higher year over year net income of $866,000, increase in adjustments to net income of non-cash add-backs of $647,000 mostly related to non-cash stock-based compensation, and year over year reduction of operating assets net of liabilities of $22.7 million primarily driven by decreases in billed and unbilled accounts receivable. Billed and unbilled accounts receivable decreased by $6.8 million from year end due to collections made in commercial segment spread across various consumer satellite networks customers offset by increased unbilled accounts receivable in our information assurance programs.
     Cash used in investing activities for the first six months of fiscal year 2008 was $19.1 million as compared to $8.2 million for the first six months of fiscal year 2007. The increase in cash used in investing activities primarily relates to $8.7 million in cash paid to certain former Efficient Channel Coding, Inc. (ECC) stockholders under the terms of the acquisition agreement for ECC, $260,000 in cash paid to former stockholders of Enerdyne Technologies, Inc. (Enerdyne) under the terms of the Enerdyne acquisition agreement and approximately $851,000 in cash paid for the acquisition of JAST on the closing date under the terms of the JAST acquisition agreement. In addition approximately $9.3 million in cash outflow relates to capital expenditures for the first six months of fiscal year 2008.
     Cash provided by financing activities for the first six months of fiscal year 2008 was $5.8 million as compared to cash provided by financing activities for the first six months of fiscal year 2007 of $5.1 million. The majority of the activity for both years is due to cash received from the exercise of employee stock options, stock purchases through our employee stock purchase plan and cash inflows related to the incremental tax benefit from stock option exercises.

     On May 23, 2006, in connection with our ECC acquisition, we agreed under the terms of the ECC acquisition agreement to pay the maximum additional consideration amount to the former ECC stockholders in the amount of $9.0 million which was accrued as of March 30, 2007. The $9.0 million was payable in cash or stock, at our option, in May 2007. Accordingly, on May 30, 2007, we paid approximately $9.0 million of additional cash consideration to the former stockholders of ECC. The additional purchase price consideration of $9.0 million was recorded as additional goodwill in the Satellite Networks product group in the commercial segment in the first quarter of fiscal year 2007.
     As of March 30, 2007, in connection with our Enerdyne acquisition and under the terms of the Enerdyne acquisition agreement, we owed an additional consideration amount to the former Enerdyne stockholders in the amount of $5.9 million which was accrued and recorded as additional goodwill in the government segment as of March 30, 2007. The $5.9 million was payable in cash and stock in accordance with certain terms of the arrangement, in May 2007. Accordingly, on May 3, 2007, we paid $5.9 million of additional consideration to the former stockholders of Enerdyne, which was comprised of 170,763 shares of common stock and $260,000 in cash.
     At September 28, 2007, we had $128.0 million in cash, cash equivalents and short-term investments, $222.5 million in working capital and no outstanding borrowings under our line of credit. At March 30, 2007, we had $103.4 million in cash and cash equivalents and short-term investments, $187.4 million in working capital and no outstanding borrowings under our line of credit.
     On January 31, 2005, we entered into a three-year, $60 million revolving credit facility (the Facility). At September 28, 2007, we had $8.8 million outstanding under standby letters of credit leaving borrowing availability under the Facility of $51.2 million.
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
     The Facility contains financial covenants that set a minimum EBITDA limit for the twelve-month period ending on the last day of any fiscal quarter at $30 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00. We were in compliance with our loan covenants at September 28, 2007.
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

Contractual Obligations
     The following table sets forth a summary of our obligations under operating leases, irrevocable letters of credit, purchase commitments and other long-term liabilities for the periods indicated (in thousands):

		For the remainder of	For the fiscal years
	Total	fiscal year 2008	2009-2010	2011-2012	After 2013
Operating leases	$98,612	$5,261	$22,318	$22,042	$48,991
Standby letters of credit	8,791	881	5,737	2,173	—
Secured borrowings	4,720	590	2,360	1,770	—
Purchase commitments	139,653	66,313	73,340	—	—

Total	$251,776	$73,045	$103,755	$25,985	$48,991

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
     Our Condensed Consolidated Balance Sheets as of September 28, 2007 and March 30, 2007 include $20.5 million and $13.3 million, respectively, classified as “Other liabilities.” This caption primarily consists of our long-term warranty obligations, deferred lease credits, long-term portion of our secured borrowing, and long-term unrecognized tax position liabilities. The secured borrowing obligations have been included in the table above based on the terms of the arrangement. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 10 of the Notes to Consolidated Financial Statements for additional information regarding our income taxes and related tax positions and Note 7 for a discussion of our product warranties.
Recent Accounting Requirements
     In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact SFAS 157 will have on our results of operations and financial position.
     In February 2007, the FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us in fiscal year 2009. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements at September 28, 2007 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or fully disclosed in the notes to our financial statements included in this filing or in our 2007 Annual Report on Form 10-K.
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

     As of September 28, 2007, there was a foreign currency exchange contract outstanding which is intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign exchange contract with a notional amount of $650,000 had a fair value of a net asset of approximately $35,000 as of September 28, 2007. On October 9, 2007 contract was settled resulting in a gain of approximately $29,000 recorded as cost of revenues based on the underlying transaction for the third quarter of fiscal year 2008.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the Securities and Exchange Commission’s rules and forms. We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 28, 2007, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 28, 2007.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On August 2, 2007, we completed the acquisition of all of the outstanding capital stock of JAST, a privately-held developer of microwave circuits and antennas for terrestrial and satellite applications, specializing in small, low-profile antennas for mobile satellite communications. The initial purchase price was approximately $2.1 million, of which $1.2 million was paid at the closing through the issuance of approximately 14,424 shares of common stock and approximately $748,000 of cash payments. The issuance of common stock pursuant to the JAST acquisition agreement was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder, based upon representations that we obtained from each JAST stockholder receiving such shares that the JAST stockholder is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.
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
VIASAT, INC.

November 6, 2007	/s/ Mark D. Dankberg
Mark D. Dankberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Ronald G. Wangerin
Ronald G. Wangerin
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)