Form 10-Q
period 2007-12-28
VIASAT INC
filed 2008-02-06
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 28, 2007.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission File Number (0-21767)
ViaSat, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0174996
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
6155 El Camino Real
Carlsbad, California 92009
(760) 476-2200
(Address of principal executive offices and telephone number)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐       Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of February 1, 2008 was 30,465,339.

VIASAT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VIASAT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	As of	As of
	December 28,	March 30,
	2007	2007
Assets
Current assets:
Cash and cash equivalents	$121,073	$103,345
Short-term investments	11,953	47
Accounts receivable, net	147,356	139,789
Inventories	56,371	46,034
Deferred income taxes	15,821	9,721
Prepaid expenses and other current assets	20,907	9,218

Total current assets	373,481	308,154
Goodwill	67,210	65,988
Other intangible assets, net	28,726	33,601
Property and equipment, net	54,293	51,463
Other assets	19,744	24,733

Total assets	$543,454	$483,939

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52,853	$43,516
Accrued liabilities	79,510	62,470
Payables to former stockholders of acquired businesses	1,101	14,762

Total current liabilities	133,464	120,748
Other liabilities	17,364	13,273

Total liabilities	150,828	134,021

Commitments and contingencies (Note 8)
Minority interest in consolidated subsidiary	2,234	1,123

Stockholders’ equity:
Common stock	3	3
Paid in capital	252,618	232,693
Retained earnings	138,618	115,969
Common stock held in treasury	(1,034)	—
Accumulated other comprehensive income	187	130

Total stockholders’ equity	390,392	348,795

Total liabilities and stockholders’ equity	$543,454	$483,939

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	December 28,	December 29,	December 28,	December 29,
	2007	2006	2007	2006
Revenues	$152,053	$124,336	$427,240	$384,538
Operating expenses:
Cost of revenues	105,842	90,383	306,751	285,942
Selling, general and administrative	20,920	17,692	59,074	50,326
Independent research and development	8,405	5,557	24,215	15,181
Amortization of intangible assets	2,389	2,521	7,173	7,202

Income from operations	14,497	8,183	30,027	25,887
Other income (expense):
Interest income	1,578	553	4,462	1,302
Interest expense	(269)	(92)	(606)	(383)

Income before income taxes	15,806	8,644	33,883	26,806
Provision (benefit) for income taxes	4,803	(1,095)	9,863	5,076
Minority interest in net earnings of subsidiary, net of tax	778	49	1,029	140

Net income	$10,225	$9,690	$22,991	$21,590
Basic net income per share	$.34	$.34	$.76	$.76
Diluted net income per share	$.32	$.31	$.71	$.71
Shares used in basic net income per share computation	30,338	28,687	30,164	28,352
Shares used in diluted net income per share computation	32,458	30,773	32,309	30,422
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine months ended
	December 28,	December 29,
	2007	2006
Cash flows from operating activities:
Net income	$22,991	$21,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,660	10,457
Amortization of intangible assets and capitalized software	9,053	9,702
Deferred income taxes	1,440	(3,593)
Incremental tax benefits from stock-based compensation	(934)	(1,202)
Non-cash stock-based compensation	5,550	3,603
Other non-cash adjustments	2,367	891
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(7,417)	(6,252)
Inventories	(9,772)	445
Other assets	(9,888)	(5,853)
Accounts payable	7,491	(7,409)
Accrued liabilities	12,085	18,439
Other liabilities	1,461	1,518

Net cash provided by operating activities	46,087	42,336
Cash flows from investing activities:
Payments related to acquisitions of businesses, net of cash acquired	(9,826)	(281)
Purchases of short-term investments held-to-maturity	(11,835)	—
Purchases of property and equipment	(13,584)	(12,062)

Net cash used in investing activities	(35,245)	(12,343)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	6,763	8,509
Purchase of common stock in treasury	(1,034)	—
Incremental tax benefits from stock-based compensation	934	1,202

Net cash provided by financing activities	6,663	9,711
Effect of exchange rate changes on cash	223	192

Net increase in cash and cash equivalents	17,728	39,896
Cash and cash equivalents at beginning of period	103,345	36,723

Cash and cash equivalents at end of period	$121,073	$76,619

Non-cash investing and financing activities:
Issuance of stock in connection with acquisition (see Note 12)	$452	$16,350
Issuance of payables to former stockholders of acquired businesses (see Note 1)	$800	$9,000
Issuance of stock in satisfaction of a payable to former stockholders of an acquired business (see Note 1)	$5,631	$—
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share data)

					Common Stock		Accumulated
	Common Stock				In Treasury		Other
	Number of		Paid in	Retained	Number of		Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total	Income (Loss)
Balance at March 30, 2007	29,733,396	$3	$232,693	$115,969	—	$—	$130	$348,795
Cumulative effect of adopting FIN 48	—	—	—	(342)	—	—	—	(342)
Exercise of stock options	367,592	—	5,494	—	—	—	—	5,494
Tax benefit from exercise of stock options and release of restricted stock unit (RSU) awards	—	—	1,529	—	—	—	—	1,529
Issuance of stock under Employee Stock Purchase Plan	50,211	—	1,269	—	—	—	—	1,269
Stock-based compensation expense	—	—	5,550	—	—	—	—	5,550
Value of stock issued in connection with acquisition of a business	14,424	—	452	—	—	—	—	452
Value of stock issued as additional consideration in connection with acquisition of a business, net of issuance costs	170,763	—	5,631	—	—	—	—	5,631
RSU awards vesting	94,165	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(33,238)	(1,034)	—	(1,034)
Net income	—	—	—	22,991	—	—	—	22,991	$22,991
Hedging transactions, net of tax	—	—	—	—	—	—	(11)	(11)	(11)
Foreign currency translation, net of tax	—	—	—	—	—	—	68	68	68

Comprehensive income	—	—	—	—	—	—	—	—	$23,048

Balance at December 28, 2007	30,430,551	$3	$252,618	$138,618	(33,238)	$(1,034)	$187	$390,392

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Basis of Presentation
     The accompanying condensed consolidated balance sheet at December 28, 2007, the condensed consolidated statements of operations for the three and nine months ended December 28, 2007 and December 29, 2006, the condensed consolidated statements of cash flows for the nine months ended December 28, 2007 and December 29, 2006, and the condensed consolidated statement of stockholders’ equity for the nine months ended December 28, 2007 have been prepared by the management of ViaSat, Inc. (the “Company”), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended March 30, 2007 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 30, 2007 included in the Company’s 2007 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
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
Marketable Securities
     The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date. At December 28, 2007, marketable securities consisted primarily of commercial paper with original maturities greater than 90 days at the date of purchase but less than one year. At December 28, 2007 and March 30, 2007, all marketable securities were classified as held-to-maturity and recorded at amortized cost as the Company had the intent and ability to hold the securities to maturity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income (expense) as an addition to or deduction from the coupon interest earned on the investments. The amortized cost of the Company’s marketable securities approximated fair value at December 28, 2007 and March 30, 2007.
     The Company regularly monitors and evaluates the realizable value of its marketable securities. When assessing marketable securities for other-than-temporary declines in value, the Company considers factors including: how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry, expected market volatility and the

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
market in general, any news or financial information that has been released specific to the investee and the outlook for the overall industry in which the investee operates. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company records a charge to interest income (expense). No such charges were incurred in the nine months ended December 28, 2007.
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
     On August 2, 2007, in connection with the terms of the Company’s JAST acquisition, the Company has an obligation to pay the remaining portion of the initial purchase price of approximately $800,000 on the first anniversary of the closing date of which $483,000 will be paid in cash and $317,000 will be paid in stock or cash, at the Company’s election. The $800,000 payable was accrued in current liabilities as of December 28, 2007.
Land Held-for-Sale
     In January 2006, the Company purchased approximately 10 acres of land adjacent to a leased facility for approximately $3.1 million. During the first quarter of fiscal year 2007, the Company signed a property listing agreement with the intention to sell the property. As of December 28, 2007, the Company reported the property in accordance with SFAS No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” as an asset held-for-sale at the lower of carrying value or fair value, less estimated costs to sell, which is estimated to be $3.1 million.
Self-Insurance Liabilities
     The Company has a self-insurance plan to retain a portion of the exposure for losses related to employee medical benefits. The Company also has a self-insurance plan for a portion of the exposure for losses related to workers’ compensation costs. The self-insured policies provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods, as well as an independent third-party actuary for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods along with currently available information and insurance industry statistics, the Company recorded self-insurance liabilities as of December 28, 2007 and March 30, 2007 of $1.1 million and $883,000, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as current in accordance with the estimated timing of the projected payments.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Secured Borrowings
     Occasionally, the Company enters into secured borrowing arrangements in connection with customer financing in order to provide additional sources of funding. As of December 28, 2007 and March 30, 2007, the Company had one secured borrowing arrangement, under which the Company pledged a note receivable from a customer to serve as collateral for the obligation under the borrowing arrangement. The arrangement includes recourse to certain other assets of the Company in the event of customer default on the note receivable. No significant guarantees beyond the recourse provision exist. Payments under the arrangement consist of semi-annual principal payments of $590,000 plus accrued interest for five years with the first semi-annual payment being interest only. The interest rate resets semi-annually to the current LIBOR rate plus a margin of 2.5%. This secured borrowing arrangement does not qualify as a sale of assets under SFAS No. 140 (SFAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” as the Company has continued involvement related to the recourse provision.
     During the third quarter of fiscal year 2008, due to a payment default, the Company wrote-down the note receivable by approximately $5.3 million related to the principal and interest accrued to date. Pursuant to a notes receivable insurance arrangement which provides for the recovery of principal and certain interest amounts of the note, the Company recorded a current asset of approximately $4.5 million as of December 28, 2007. As of December 28, 2007, the Company had $5.1 million of the secured borrowing recorded under accrued liabilities with a carrying value approximating the balance of the secured borrowing. As of March 30, 2007, the Company had $590,000 of the secured borrowing recorded under accrued liabilities and $4.1 million recorded under other long-term liabilities with a carrying value approximating the balance of the secured borrowing.
Indemnification Provisions
     In the ordinary course of business, the Company includes indemnification provisions within certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to intellectual property indemnity. Historically, to date, there have not been any costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party the Company indemnifies, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At December 28, 2007 and March 30, 2007, no such amounts were accrued.
Treasury Stock
     During the third quarter of fiscal year 2008, the Company delivered 94,165 shares of common stock based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying these restricted stock unit agreements, the Company repurchased 33,238 shares of common stock with a total value of $1.0 million in the first nine months of fiscal year 2008. There was no common stock held in treasury as of March 30, 2007.
Stock-Based Compensation
     The Company records compensation expense associated with stock options, restricted stock unit awards and other equity based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which the Company adopted on April 1, 2006. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. The Company recognized $1.9 million and $5.6 million of stock-based compensation expense related to the adoption of SFAS 123R for the three and nine months ended December 28, 2007, respectively, and $1.6 million and $2.4 million for the three and nine months ended December 29, 2006, respectively.
     The Company recorded incremental tax benefits from stock options exercised and restricted stock unit award vesting of $934,000 and $1.2 million for the nine months ended December 28, 2007 and December 29, 2006, respectively, which is classified as part of cash flows from financing activities in the condensed consolidated statements of cash flows. At December 28, 2007, the total unrecognized estimated compensation cost net of estimated forfeitures related to unvested stock options and restricted stock units, and the employee stock purchase plan was approximately $9.4 million, $6.8 million and $0, respectively. These costs are expected to be recognized over a weighted average period of 2.7 years, 2.8 years and 0 years, respectively.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Review of Stock Option Grant Procedures
     In August 2006, the Company commenced and completed a voluntary internal investigation, assisted by the Company’s outside legal counsel, of its historical stock option granting practices, stock option documentation and related accounting during the period from its initial public offering in December 1996 through June 30, 2006. At the conclusion of its investigation, the Company’s outside legal counsel and the Company determined that there was no evidence of a pattern of intentionally misdating stock option grants to achieve an accounting result, or that any officer, director, or senior executive at the Company willfully or knowingly engaged in stock options misdating, or had knowledge of others doing so.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2009 for the Company), and interim periods within those fiscal years. The Company is currently assessing the impact SFAS 157 will have on its results of operations and financial position.
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
     In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-3 (EITF 07-3), “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for the Company’s fiscal year 2009. The adoption of EITF Issue No. 07-3 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). The purpose of issuing the statement is to replace current guidance in SFAS 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized as expenses separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as non-controlling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS 141R will be effective for the Company in fiscal year 2010. The Company is currently evaluating the impact of SFAS 141R.
     In December 2007, the FASB issued SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160, which changes the accounting and reporting for business acquisitions and non-controlling interests in subsidiaries, was issued to improve the relevance, comparability, and transparency of financial information provided to investors. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 will be effective for the Company in fiscal year 2010. The Company is currently evaluating the impact that SFAS 160 will have on its financial statements and disclosures.
Note 2 — Revenue Recognition
     A substantial portion of the Company’s revenues are derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three months ended December 28, 2007 and December 29, 2006, the Company recorded losses of approximately $3.0 million and $1.1 million, respectively, related to loss contracts. During the nine months ended December 28, 2007 and December 29, 2006, the Company recorded losses of approximately $6.5 million and $2.4 million, respectively, related to loss contracts.
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 3 — Earnings Per Share
     Potential common stock of 2,119,581 and 2,085,677 shares for the three months ended December 28, 2007 and December 29, 2006, respectively, and 2,145,112 and 2,069,757 shares for the nine months ended December 28, 2007 and December 29, 2006, respectively, were included in the calculation of diluted earnings per share. Antidilutive shares excluded from the calculation were 995,948 and 810,974 shares for the three months ended December 28, 2007 and December 29, 2006, respectively and 931,453 and 398,407 shares for the nine months ended December 28, 2007 and December 29, 2006, respectively. Potential common stock includes options granted and restricted stock units awarded under the Company’s equity compensation plan which are included in the earnings per share calculations using the treasury stock method and common shares expected to be issued under the Company’s employee stock purchase plan.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 4 — Composition of Certain Balance Sheet Captions (In thousands)

	December 28, 2007	March 30, 2007
Accounts receivable, net:
Billed	$92,711	$89,645
Unbilled	55,844	51,358
Allowance for doubtful accounts	(1,199)	(1,214)

	$147,356	$139,789

Inventories:
Raw materials	$21,939	$19,840
Work in process	8,680	7,963
Finished goods	25,752	18,231

	$56,371	$46,034

Prepaid expenses and other current assets:
Prepaid expenses	$12,064	$8,339
Income tax receivable	2,978	—
Other	5,865	879

	$20,907	$9,218

Other intangible assets, net:
Technology	$44,392	$43,270
Contracts and relationships	19,758	18,766
Non-compete agreement	9,076	8,920
Other intangibles	9,323	9,295

	82,549	80,251
Less accumulated amortization	(53,823)	(46,650)

	$28,726	$33,601

Property and equipment, net:
Machinery and equipment	$48,906	$48,439
Computer equipment and software	41,754	36,936
Furniture and fixtures	8,220	7,552
Leasehold improvements	12,885	12,983
Land held-for-sale	3,124	3,124
Construction in progress	3,422	2,440

	118,311	111,474
Less accumulated depreciation and amortization	(64,018)	(60,011)

	$54,293	$51,463

Other assets:
Capitalized software costs, net	$1,713	$3,576
Deferred income taxes	11,298	13,328
Other	6,733	7,829

	$19,744	$24,733

Accrued liabilities:
Secured borrowings and accrued interest	$5,111	$590
Current portion of warranty reserve	6,012	5,007
Accrued vacation	8,474	7,958
Accrued wages and performance compensation	9,866	10,678
Collections in excess of revenues	39,409	28,030
Other	10,638	10,207

	$79,510	$62,470

Other liabilities:
Unrecognized tax position liabilities	$6,760	$—
Accrued warranty	5,641	4,856
Deferred rent, long-term portion	3,874	3,514
Secured borrowing, long-term portion	—	4,130
Other	1,089	773

	$17,364	$13,273

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 5 — Accounting for Goodwill and Intangible Assets
     The Company accounts for its goodwill under SFAS No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” The SFAS 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. Reporting units within the Company’s government and commercial segments have goodwill assigned to them. The Company estimates the fair values of the reporting units using discounted cash flows. The cash flow forecasts are adjusted by an appropriate discount rate. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment.
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
     The intangible assets are amortized using the straight-line method over their estimated useful lives of eight months to ten years. The technology intangible asset has several components with estimated useful lives of five to nine years, the contracts and relationships intangible asset has several components with estimated useful lives of three to ten years, the non-compete agreements have useful lives of three to five years and other amortizable assets have several components with original estimated useful lives of eight months to ten years. The amortization expense was $2.4 million and $2.5 million for the three months ended December 28, 2007 and December 29, 2006, respectively, and $7.2 million for the nine months ended December 28, 2007 and December 29, 2006.
     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the nine months ended December 28, 2007	$7,173

Expected for the remainder of fiscal year 2008	$2,389
Expected for fiscal year 2009	9,020
Expected for fiscal year 2010	5,787
Expected for fiscal year 2011	5,024
Expected for fiscal year 2012	3,798
Thereafter	2,708

$28,726

Note 6 — Notes Payable and Line of Credit
     On January 31, 2005, the Company entered into a three-year, $60 million revolving credit facility (the “Facility”) in the form of a Second Amended and Restated Revolving Loan Agreement. On January 25, 2008, the Company amended the Second Amended and Restated Revolving Loan Agreement extending the Facility’s current terms and conditions to April 30, 2008.
     Borrowings under the Facility are permitted up to a maximum amount of $60 million, including up to $15 million of letters of credit. Borrowings under the Facility bear interest, at the Company’s option, at either the lender’s prime rate or at LIBOR (London Interbank Offered Rate) plus, in each case, an applicable margin based on the ratio of the Company’s total funded debt to EBITDA (income from operations plus depreciation and amortization). The Facility is collateralized by substantially all of the Company’s personal property assets. At December 28, 2007, the Company had approximately $8.2 million outstanding under standby letters of credit leaving borrowing availability under the Facility of $51.8 million.
     The Facility contains financial covenants that set a minimum EBITDA limit for the twelve-month period ending on the last day of any fiscal quarter at $30.0 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135.0 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00. The Company was in compliance with its loan covenants at December 28, 2007.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7 — Product Warranty
     The Company provides limited warranties on most of its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the nine months ended December 28, 2007 and December 29, 2006 (in thousands).

	For the nine months ended
	December 28, 2007	December 29, 2006
Balance, beginning of period	$9,863	$8,369
Change in liability for warranties issued in period	5,900	5,207
Settlements made (in cash or in kind) during the period	(4,110)	(3,408)

Balance, end of period	$11,653	$10,168

Note 8 – Commitments, Contingencies
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
Note 9 — Derivatives
     During the three months ended December 28, 2007, the Company settled certain foreign exchange contracts recognizing a gain of approximately $205,000, recorded as cost of revenues based on the nature of the underlying transaction. During the nine months ended December 28, 2007, the Company entered into a foreign currency exchange contract intended to reduce the foreign currency risk for amounts payable to vendors in Euros which have a maturity of less than six months. The fair value of the outstanding foreign currency contract was approximately $11,000 and was recorded as a liability as of December 28, 2007. The Company had $1.4 million and $0 of notional value of foreign currency forward contracts outstanding as of December 28, 2007 and March 30, 2007, respectively. During the three months ended December 29, 2006, the Company settled certain foreign exchange contracts recognizing a gain of $7,000 recorded as cost of revenues based on the nature of the underlying transaction. During the nine months ended December 29, 2006, the Company settled certain foreign contracts recognizing a loss of $130,000 recorded as a cost of revenues based on the nature of the underlying transaction.
Note 10 — Income Taxes
     The effective income tax rate for the three and nine months ended December 28, 2007 was 30.4% and 29.1%, respectively, compared to the 18.2% annual effective tax rate for the fiscal year ended March 30, 2007, reflecting the December 31, 2007 expiration of the federal research and development tax credit. The estimated tax rate is different from the expected statutory rate due primarily to research and development tax credits and the manufacturing deduction.
     The Company’s estimated effective tax rate of 28.4% for fiscal year 2008 reflects the expiration of the federal research and development tax credit at December 31, 2007. If the federal research and development tax credit is reinstated, the Company will have a lower effective tax rate. In the event the federal research and development tax credit is reinstated, the amount of the reduction in the Company’s tax rate will depend on the effective date and terms of the reinstatement, as well as the amount of eligible research and development expenses in the reinstated period.
     In 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. The Company adopted FIN 48 on March 31, 2007 and recognized a cumulative-effect adjustment of $342,000, decreasing beginning retained earnings. The Company also recorded unrecognized tax position liabilities of approximately $6.8 million that were previously offset against deferred tax assets.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     As of the beginning of fiscal year 2008, the total gross amount of unrecognized tax benefits was $28.8 million. Of that amount, $19.9 million, if recognized, would affect the Company’s effective tax rate. For the three and nine months ended December 28, 2007, the Company’s gross unrecognized tax benefits increased by $1.2 million and $2.6 million, respectively. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Prior to the adoption of FIN 48, the Company had recognized interest expense related to income tax matters as a component of interest expense. The gross amount of interest and penalties accrued as of the beginning of fiscal year 2008 was $892,000.
     The Company is subject to periodic audits by domestic and foreign tax authorities. The Internal Revenue Service (“IRS”) examination of the Company’s U.S. federal tax returns for fiscal years 2001-2004 was completed in the fourth quarter of fiscal year 2006 and agreement was reached with the IRS on the proposed adjustments. There was no material impact on income taxes or interest resulting from these audits and the Company considers those fiscal years to be effectively settled under FIN 48. By statute, the Company’s U.S. federal returns are subject to examination by the IRS for fiscal years 2005 through 2007. Additionally, tax credit carryovers that were generated in prior years and utilized in these years may also be subject to examination by the IRS. In July 2007, the Company was notified by the IRS of its intention to examine the Company’s fiscal year 2006 federal income tax return. With few exceptions, the fiscal years 2003 to 2007 remain open to examination by state and foreign taxing jurisdictions. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. In the next twelve months it is reasonably possible that the amount of unrecognized tax benefits will decrease by $972,000 as a result of the expiration of the statute of limitations for previously filed tax returns.
Note 11 — Segment Information
     The Company’s commercial and government segments are primarily distinguished by the type of customer and the related contractual requirements. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the commercial segment. Therefore, the Company is organized primarily on the basis of products with commercial and government (defense) communication applications. These product groups are distinguished from one another based upon their underlying technologies.  During the third quarter of fiscal year 2008, the Company made management and organization structure changes due to a shift in product marketing and development strategies and consequently realigned the way management organizes and evaluates financial information internally for making operating decisions and assessing performance in the Satellite Networks and Government reportable segments. Reporting segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance. The following segment information, including prior periods, recasts this new organizational and reporting structure:

	Three months ended		Nine months ended
	December 28,	December 29,	December 28,	December 29,
(in thousands)	2007	2006	2007	2006
Revenues
Government	$84,943	$69,045	$235,425	$207,340
Commercial
Satellite Networks	52,234	46,821	152,420	147,948
Antenna Systems	14,876	8,470	39,395	29,250

	67,110	55,291	191,815	177,198
Elimination of intersegment revenues	—	—	—	—

Total revenues	152,053	124,336	427,240	384,538
Operating profits (losses)
Government	15,610	8,786	33,656	33,691
Commercial
Satellite Networks	(85)	1,980	771	(54)
Antenna Systems	1,345	(41)	3,013	(607)

	1,260	1,939	3,784	(661)
Elimination of intersegment operating profits	56	—	56	—

Segment operating profit before corporate and amortization	16,926	10,725	37,496	33,030
Corporate	(40)	(21)	(296)	59
Amortization of intangible assets	(2,389)	(2,521)	(7,173)	(7,202)

Income from operations	$14,497	$8,183	$30,027	$25,887

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Amortization of intangibles by segment for the three and nine months ended December 28, 2007 and December 29, 2006 is as follows:

	Three months ended		Nine months ended
	December 28,	December 29,	December 28,	December 29,
(in thousands)	2007	2006	2007	2006
Government	$272	$703	$815	$1,497
Commercial
Satellite Networks	1,799	1,654	5,609	5,213
Antenna Systems	318	164	749	492

Total amortization of intangibles	$2,389	$2,521	$7,173	$7,202

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, intangible assets and goodwill. Segment assets as of December 28, 2007 and March 30, 2007 are as follows:

(in thousands)	December 28, 2007	March 30, 2007
Segment assets
Government	$133,398	$114,625
Commercial
Satellite Networks	141,739	148,526
Antenna Systems	24,707	22,704

	166,446	171,230
Corporate assets	243,610	198,084

Total	$543,454	$483,939

The management and organization structure changes in the third quarter of fiscal year 2008 resulted in reclassifications of approximately $5.9 million of goodwill for December 28, 2007 and March 30, 2007, and $299,000 and $345,000 of net intangible assets for December 28, 2007 and March 30, 2007, respectively, from the Satellite Networks segment to the Government segment. Net intangible assets and goodwill included in segment assets as of December 28, 2007 and March 30, 2007 are as follows:

	Net intangible assets		Goodwill
	December 28,	March 30,	December 28,	March 30,
(in thousands)	2007	2007	2007	2007
Government	$4,152	$4,967	$21,993	$21,993
Commercial
Satellite Networks	21,666	27,275	40,367	40,367
Antenna Systems	2,908	1,359	4,850	3,628

Total	$28,726	$33,601	$67,210	$65,988

Revenue information by geographic area for the three and nine month periods ended December 28, 2007 and December 29, 2006 is as follows:

	Three months ended		Nine months ended
	December 28,	December 29,	December 28,	December 29,
(in thousands)	2007	2006	2007	2006
United States	$125,164	$102,885	$349,196	$326,554
Asia Pacific	5,548	3,316	21,074	14,818
Europe/Africa	11,197	8,919	30,184	27,047
North America other than United States	9,067	3,568	22,901	9,179
Latin America	1,077	5,648	3,885	6,940

	$152,053	$124,336	$427,240	$384,538

     The Company distinguishes revenues from external customers by geographic areas based on customer location.
     The net book value of long-lived assets located outside the United States was $399,000 at December 28, 2007 and $313,000 at March 30, 2007.
Note 12 — Acquisition
     On August 2, 2007, the Company completed the acquisition of all of the outstanding capital stock of JAST, S.A., a Switzerland based, privately-held developer of microwave circuits and antennas for terrestrial and satellite applications, specializing in small, low-profile antennas for mobile satellite communications. The initial purchase price of approximately $2.1 million was comprised

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
primarily of $452,000 related to the fair value of 14,424 shares of the Company’s common stock issued at the closing date, $748,000 in cash consideration, the issuance of an $800,000 payable, and approximately $125,000 in direct acquisition costs. The $748,000 in cash consideration paid to the former JAST stockholders plus approximately $125,000 in direct acquisition costs less cash acquired of $22,000 resulted in a net cash outlay of approximately $851,000 as of September 28, 2007. The remaining $800,000 is payable on the first anniversary of the closing date, of which $483,000 will be paid in cash and $317,000 will be paid in stock or cash, at the Company’s election. Under the terms of the purchase agreement, up to an additional $4.5 million in consideration is payable in stock and/or cash, at the Company’s option, based on JAST achieving certain earnings performance and technology development targets during the two years following closing. No portion of this additional consideration is guaranteed. The additional consideration, if earned, is payable after JAST achieves specified earnings performance and technology development targets and will be recorded as additional purchase price.
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

     The acquisition of JAST is beneficial to the Company because it adds complementary technologies and provides additional business opportunities, namely microwave circuits and antennas for terrestrial and satellite applications and small, low-profile antennas for mobile satellite communications. The benefit of these products can be offered to many of the Company’s consumer, enterprise or government customers. These benefits and additional opportunities were among the factors that contributed to a purchase price resulting in the recognition of goodwill which has been recorded within Antenna Systems product group in the commercial segment. The intangible assets and goodwill recognized will not be deductible for federal income tax purposes. The purchase price is preliminary due to resolution of certain tax and contractual matters.
     The condensed consolidated financial statements include the operating results of JAST from the date of acquisition in the Company’s Antenna Systems product group in the commercial segment. Pro forma results of operations have not been presented because the effect of the acquisition was insignificant to the financial statements for all periods presented.
Note 13 – Subsequent Event
     In January 2008, the Company entered into several agreements with Space Systems/Loral (SS/L), Loral Space & Communications (Loral) and Telesat Canada (Telesat) related to the Company’s high capacity satellite system. Under the satellite construction contract with SS/L, the Company will purchase a Ka-band satellite (ViaSat-1) for approximately $209.1 million, subject to purchase price adjustments based on satellite performance. The Company does not believe the purchase price paid by ViaSat to SS/L for the ViaSat-1 satellite will materially change. In addition, the Company entered into a beam sharing agreement with Loral (“Beam Sharing Agreement”), whereby Loral is responsible for contributing 15% of the total costs (estimated at approximately $60 million) associated with the ViaSat-1 satellite project. As part of this arrangement, Loral executed a separate contract with SS/L whereby Loral is purchasing the Canadian beams on the ViaSat-1 satellite (Loral Beams) for approximately $36.9 million (15% of the total satellite cost of $246.0 million). In addition, Loral remains responsible under the Beam Sharing Agreement to reimburse ViaSat for costs associated with

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
launch, launch and in-orbit insurance, and operating the satellite. The reimbursed costs to ViaSat from Loral for launch and launch and the first year of in-orbit insurance are expected to be approximately $23.1 million. Further, under the terms of the Beam Sharing Agreement, ViaSat is appointed the sole and exclusive supplier of end-user broadband terminals and hub equipment for broadband service operated over the Loral Beams. The Company also entered into an agreement with Telesat, whereby Telesat has agreed to transfer certain orbital slot license rights to the Company for ViaSat-1 satellite operation.
     Michael Targoff, a director of the Company since February 2003, currently serves as the Chief Executive Officer and the Vice Chairman of the board of directors of Loral Space & Communications, Inc., the parent of Space Systems/Loral, Inc. John Stenbit, a director of the Company since August 2004, also currently serves on the board of directors of Loral Space & Communications, Inc. The purchase of the ViaSat-1 satellite by the Company from SS/L was approved by the disinterested members of the Company’s Board of Directors.

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
     In recent years approximately one-half of our revenues has been generated from satellite based communications products and systems solutions to address commercial market needs. Our commercial business accounted for approximately 44% of our revenues in the three months ended December 28, 2007 and December 29, 2006, respectively, 45% and 46% of our revenues in the nine months ended December 28, 2007 and December 29, 2006, respectively, and 46% of our revenues in fiscal year 2007 and 51% of our revenues in fiscal year 2006.

     The commercial segment comprises two business product groups: satellite networks and antenna systems. Our commercial business offers an end-to-end capability to provide customers with a broad range of satellite communication and other wireless communications equipment solutions including:
•	Consumer broadband products and solutions to customers based on DOCSIS and DVB-RCS based technologies,

•	Mobile broadband products and systems for in-flight, maritime and ground mobile broadband applications,

•	Enterprise VSAT networks products and services,

•	Satellite networking systems design and technology development, and

•	Antenna systems for commercial and defense applications and customers.
     With expertise in commercial satellite network engineering, gateway construction, and remote terminal manufacturing for all types of interactive communications services, we have the ability to take overall responsibility for designing, building, initially operating, and then handing over a fully operational, customized satellite network serving a variety of markets and applications.
     There are a number of large new business opportunities we are pursuing in fiscal year 2008. In the government segment, the opportunities include future MIDS LVT production orders, international MIDS LVT orders, new MIDS joint tactical radio system development and pre-production contracts, additional funding for current information assurance projects, new information assurance contracts using our HAIPE technology, and orders for our KG-250 and KG-255 products. In our commercial segment, the opportunities include development and production agreements for next generation consumer broadband systems, production orders for existing consumer and mobile broadband systems and equipment, and further penetration in the North American market for enterprise VSAT and antenna systems. The probability and timing of these orders is not entirely predictable, so our revenue may vary somewhat from quarter-to-quarter or even year-to-year.
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
     On August 2, 2007, we completed the acquisition of all of the outstanding capital stock of JAST, S.A., a Switzerland based, privately-held developer of microwave circuits and antennas for terrestrial and satellite applications, specializing in small, low-profile antennas for mobile satellite communications. The initial purchase price of approximately $2.1 million was comprised primarily of $452,000 related to the fair value of 14,424 shares of our common stock issued at the closing date, $748,000 in cash consideration, the issuance of an $800,000 payable, and approximately $125,000 in direct acquisition costs. The $748,000 in cash consideration paid to the former JAST stockholders plus approximately $125,000 in direct acquisition costs less cash acquired of $22,000 resulted in a net cash outlay of approximately $851,000. The remaining $800,000 is payable on the first anniversary of the closing date, of which $483,000 will be paid in cash and $317,000 will be paid in stock or cash, at our election. Under the terms of the purchase agreement, up to an additional $4.5 million in consideration is payable in stock and/or cash, at our option, based on JAST achieving certain earnings performance and technology development targets during the two years following closing. No portion of this additional consideration is guaranteed. The additional consideration, if earned, is payable after JAST achieves specified earnings performance and technology development targets and will be recorded as additional purchase price.

Subsequent Event
     In January 2008, the Company entered into several agreements with Space Systems/Loral (SS/L), Loral Space & Communications (Loral) and Telesat Canada (Telesat) related to the Company’s high capacity satellite system. Under the satellite construction contract with SS/L, the Company will purchase a Ka-band satellite (ViaSat-1) for approximately $209.1 million, subject to purchase price adjustment based on satellite performance. The Company does not believe the purchase price paid by ViaSat to SS/L for the ViaSat-1 satellite will materially change. In addition, the Company entered into a beam sharing agreement with Loral (Beam Sharing Agreement), whereby Loral is responsible for contributing 15% of the total costs (estimated at approximately $60.0 million) associated with the ViaSat-1 satellite project. As part of this arrangement, Loral executed a separate contract with SS/L whereby Loral is purchasing the Canadian beams on the ViaSat-1 satellite (Loral Beams) for approximately $36.9 million (15% of the total satellite cost of $246.0 million). In addition, Loral remains responsible under the Beam Sharing Agreement to reimburse ViaSat for costs associated with launch, launch and in-orbit insurance, and operating the satellite. The reimbursed costs to ViaSat from Loral for launch and launch and the first year of in-orbit insurance are expected to be approximately $23.1 million. Further, under the terms of the Beam Sharing Agreement, ViaSat is appointed the sole and exclusive supplier of end-user broadband terminals and hub equipment for broadband service operated over the Loral Beams. The Company also entered into an agreement with Telesat, whereby Telesat has agreed to transfer certain orbital slot license rights to the Company for ViaSat-1 satellite operation.
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
Revenue recognition
     A substantial portion of our revenues are derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Certain of these contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Sales and earnings under these contracts are recorded based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract or as products are shipped under the units-of-delivery method.
     The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended December 28, 2007 and December 29, 2006, we recorded charges of approximately $3.0 million and $1.1 million, respectively, related to loss contracts. During the nine months ended December 28, 2007 and December 29, 2006, we recorded charges of approximately $6.5 million and $2.4 million, respectively, related to loss contracts.
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

     We believe we have established appropriate systems and processes to enable us to reasonably estimate future cost on our programs through regular quarterly evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis. However, a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. For example, a one percent variance in our future cost estimates on open fixed-price contracts as of December 28, 2007 would change our income before income taxes by approximately $400,000.
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
Accounting for Stock-Based Compensation
     We grant options to purchase our common stock and award restricted stock units to our employees and directors under our equity compensation plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our employee stock purchase plan. The benefits provided under these plans are stock-based payments subject to the provisions of revised Statement of Financial Accounting Standards (SFAS) No. 123 (SFAS 123R), “Share-Based Payment.” Effective April 1, 2006, we use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for estimating the value of stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date, which are subsequently modified or cancelled. Under the modified prospective application method, prior periods are not revised for comparative purposes. Stock-based compensation expense recognized under SFAS 123R for the three months ended December 28, 2007 and December 29, 2006 was $1.9 million and $1.6 million, respectively. Stock-based compensation expense recognized under SFAS 123R for the nine months ended December 28, 2007 and December 29, 2006 was $5.6 million and $2.4 million, respectively. At December 28, 2007, total unrecognized estimated compensation cost including estimated forfeitures related to non-vested stock options and restricted stock units granted prior to that date, and employee stock purchase plan was $9.4 million, $6.8 million and $0, respectively, which are expected to be recognized over a weighted-average period of 2.7 years, 2.8 years and 0 years, respectively.
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
Allowance for doubtful accounts
     We make estimates of the collectibility of our accounts receivable based on historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a significant portion of our sales has been to the U.S. government. In recent years, commercial customers have comprised a larger part of our revenues. Our accounts receivable balance was $147.4 million, net of allowance for doubtful accounts of $1.2 million as of December 28, 2007, and our accounts receivable balance was $139.8 million, net of allowance for doubtful accounts of $1.2 million as of March 30, 2007.
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
Goodwill and other intangible assets
     We account for our goodwill under SFAS No. 142 (SFAS 142) “Goodwill and Other Intangible Assets.” The SFAS 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the value below carrying value represents the amount of goodwill impairment. We test goodwill for impairment during the fourth quarter every fiscal year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.
     We estimate the fair values of the related operations using discounted cash flows and other indicators of fair value. We base the forecast of future cash flows on our best estimate of the future revenues and operating costs, which we derive primarily from existing firm orders, expected future orders, contracts with suppliers, labor agreements, and general market conditions. Changes in these forecasts could cause a particular reporting unit to either pass or fail the first step in the SFAS 142 goodwill impairment model, which could significantly influence whether an impairment of goodwill needs to be recorded. We adjust the cash flow forecasts by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation.
Impairment of long-lived assets (Property and equipment and other intangible assets)
     We adopted SFAS No. 144 (SFAS 144) “Accounting for the Impairment or Disposal of Long-Lived Assets” on April 1, 2002. In accordance with SFAS 144, we assess potential impairments to our long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. We have not identified any such impairments.
Income taxes
     Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with SFAS No. 109 (SFAS 109), “Accounting for Income Taxes,” net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
     On March 31, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.
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
Derivatives
     We enter into foreign currency forward and option contracts to hedge certain forecasted foreign currency transactions. Gains and losses arising from foreign currency forward and option contracts not designated as hedging instruments are recorded in investment income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as unrealized gains (losses) on derivative instruments and accrued liabilities until the underlying transaction affects our earnings and are then recorded in the same income statement line as the underlying transaction. We had $1.4 million of notional value of foreign currency forward contracts outstanding at December 28, 2007. We had $0 of notional value of foreign currency forward contracts outstanding at March 30, 2007.
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

Results of Operations
     The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Three months ended		Nine months ended
	December 28,	December 29,	December 28,	December 29,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	69.6	72.7	71.8	74.4
Selling, general and administrative	13.8	14.2	13.8	13.1
Independent research and development	5.5	4.5	5.7	3.9
Amortization of intangible assets	1.6	2.0	1.7	1.9

Income from operations	9.5	6.6	7.0	6.7
Income before income taxes	10.4	7.0	7.9	7.0
Net income	6.7	7.8	5.4	5.6
Three Months Ended December 28, 2007 vs. Three Months Ended December 29, 2006
Revenues

	Three months ended		Dollar	Percentage
	December 28,	December 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Revenues	$152.1	$124.3	$27.7	22.3%
     The increase in revenues during the third quarter of fiscal year 2008 was due to our higher beginning backlog of $439.0 million, quarterly customer awards of $136.0 million and the conversion of certain backlog and awards into revenues. Revenue increases were experienced in both our government segment, increasing by $15.9 million, and commercial segment, increasing by $11.8 million. The revenue increase in the government segment was primarily derived from increased revenues of approximately $5.6 million in certain information assurance products, $6.9 million in next generation military satellite communication systems and $2.8 million from our majority owned subsidiary, TrellisWare Technologies, Inc. (TrellisWare). The revenue increase in the commercial segment was primarily derived from increased sales of consumer and mobile broadband products of approximately $13.4 million and $6.4 million in higher sales from our Antenna Systems product group offset by a $7.7 million reduction in enterprise VSAT product sales.
Cost of Revenues

	Three months ended		Dollar	Percentage
	December 28,	December 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Cost of revenues	$105.8	$90.4	$15.5	17.1%
Percentage of revenues	69.6%	72.7%
     The increase in quarterly cost of revenues from $90.4 million to $105.8 million was primarily due to the increase in revenues. However, cost of revenues decreased as a percentage of revenues from 72.7% to 69.6% primarily due to product cost reductions in our consumer and mobile broadband products totaling approximately $2.2 million and better program performance in our Antenna Systems product group totaling approximately $1.3 million for the three months ended December 28, 2007 compared to the same period last year. We also experienced better program performance in our government segment, contributing approximately $4.9 million in cost of revenue reductions spread across various product groups. Cost of revenues for the three months ended December 28, 2007 and December 29, 2006 included approximately $485,000 and $423,000, respectively, in stock-based compensation expense related to our adoption of SFAS 123R. Cost of revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competition, new product introduction costs and other factors.

Selling, General and Administrative Expenses

	Three months ended		Dollar	Percentage
	December 28,	December 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Selling, general and administrative	$20.9	$17.7	$3.2	18.2%
Percentage of revenues	13.8%	14.2%
     The increase in selling, general and administrative (SG&A) expenses in the third quarter of fiscal year 2008 compared to the third quarter of fiscal year 2007 was primarily attributable to higher support costs of approximately $1.8 million and higher selling and proposal costs of approximately $700,000 to support our anticipated future revenue growth. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.
Independent Research and Development

	Three months ended		Dollar	Percentage
	December 28,	December 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Independent research and development	$8.4	$5.6	$2.8	51.3%
Percentage of revenues	5.5%	4.5%
     The increase in independent research and development (IR&D) expenses reflects the current fiscal year third quarter over prior fiscal year third quarter increases primarily in the government segment of approximately $1.8 million for planned development of next generation information assurance and unmanned aerial vehicle (UAV) technologies. The commercial segment contributed approximately $1.0 million in IR&D increases due to planned efforts related to next generation broadband equipment and mobile antenna technologies. The higher IR&D expenses reflect our recognition of certain opportunities in these markets and the need to invest in the development of new technologies to meet these opportunities.
     Amortization of Intangible Assets. The intangible assets from acquisitions occurring in fiscal years 2001, 2002, 2006, 2007 and 2008 are being amortized over original useful lives ranging from eight months to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized.
     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the nine months ended December 28, 2007	$7,173

Expected for the remainder of fiscal year 2008	$2,389
Expected for fiscal year 2009	9,020
Expected for fiscal year 2010	5,787
Expected for fiscal year 2011	5,024
Expected for fiscal year 2012	3,798
Thereafter	2,708

$28,726

     Interest Income. Interest income increased to $1.6 million for the three months ended December 28, 2007 from $553,000 for the three months ended December 29, 2006 due to higher average invested cash balances during the respective periods.
     Interest Expense. Interest expense increased to $269,000 for the three months ended December 28, 2007 from $92,000 for the three months ended December 29, 2006. The increase in interest expense for the third quarter of fiscal year 2008 compared to third quarter of fiscal year 2007 was mainly due to the accretion of interest on the secured borrowing agreement entered into in the fourth quarter of fiscal year 2007. Commitment fees on our line of credit availability remained the same for each period. We had no outstanding borrowings under our line of credit at December 28, 2007 or December 29, 2006.
     Provision (Benefit) for Income Taxes. Our effective tax rate for the three months ended December 28, 2007 was approximately 30.4%, which is approximately equal to the 28.4% estimated annual effective tax rate for the fiscal year 2008, compared to a tax benefit of 12.7% for the three months ended December 29, 2006. The income tax benefit of approximately 12.7% for the third quarter of fiscal 2007 is lower than the expected annual effective tax rate primarily due to the recording of research and development tax credits allowed for in the third quarter of fiscal 2007 by the Tax Relief and Health Care Act of 2006, enacted on December 20, 2006, extending the research and development tax credit from January 1, 2006 to December 31, 2007. In the first and second quarters of fiscal year 2007, our estimated annual effective income tax rate did not include the effect of the extension of the research and development tax credit, which resulted in a catch-up adjustment of approximately $2.0 million in the third quarter of fiscal year 2007. Also as a result of the extension of the research and development tax credit, approximately $1.3 million of research and development tax credit generated in the fourth quarter of fiscal 2006 was recognized as a discrete item in the third quarter of fiscal 2007. Our estimated effective tax rate of approximately 28.4% for fiscal year 2008 reflects the expiration of the federal research and development tax credit at December 31, 2007. If the federal research and development tax credit is reinstated, we will have a lower effective tax rate and the amount of the tax rate reduction will depend on the effective date, the terms of the reinstatement as well as the amount of eligible research and development expenses in the reinstated period.
Our Segment Results for the Three Months Ended December 28, 2007 vs. Three Months Ended December 29, 2006
Government Segment
Revenues

	Three months ended		Dollar	Percentage
	December 28,	December 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Revenues	$84.9	$69.0	$15.9	23.0%
     The increase in government segment revenues related primarily to a higher beginning backlog and the receipt of $54.4 million in awards during the third quarter of fiscal year 2008. The increased revenues resulted primarily from higher sales of certain information assurance products of approximately $5.6 million, $6.9 million in next generation military satellite communication systems and $2.8 million from our majority owned subsidiary, TrellisWare.
Segment Operating Profit

	Three months ended		Dollar	Percentage
	December 28,	December 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Operating profit	$15.6	$8.8	$6.8	77.7%
Percentage of government segment revenues	18.4%	12.7%
     The increase in government segment operating profit was primarily related to margin gains from increased revenues of $15.9 million and better program performance contributing approximately $4.9 million in cost of revenue reductions and approximately $840,000 in selling and support cost reductions spread across various product groups. This increase was offset by an increase in research and development expenses of $1.8 million.
Commercial Segment
Revenues

	Three months ended		Dollar	Percentage
	December 28,	December 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Satellite Networks
Revenues	$52.2	$46.8	$5.4	11.6%
Antenna Systems
Revenues	$14.9	$8.5	$6.4	75.6%
Total Commercial Segment
Revenues	$67.1	$55.3	$11.8	21.4%

     Commercial segment revenues increased $11.8 million primarily due to higher sales of our consumer and mobile broadband products of approximately $13.4 million compared to the same period last year offset by a $7.7 million reduction in enterprise VSAT product sales. Antenna Systems product sales were also higher, increasing by approximately $6.4 million due to the higher awards levels and related program performance.
Segment Operating Profit

	Three months ended		Dollar	Percentage
	December 28,	December 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Satellite Networks
Satellite Networks operating (loss) profit	$(0.1)	$2.0	$(2.1)	(104.3)%
Percentage of Satellite Network revenues	(0.2)%	4.2%
Antenna Systems
Antenna Systems operating profit (loss)	$1.3	$(0.1)	$1.4	3,380.5%
Percentage of Antenna Systems revenues	9.0%	(0.5)%
Total Commercial Segment
Segment operating profit	$1.3	$1.9	$(0.7)	(35.0)%
Percentage of commercial segment revenues	1.9%	3.5%
     The commercial segment overall operating profit decrease of approximately $700,000 compared to the same period last year was primarily due to a $7.7 million reduction in enterprise VSAT product sales decreasing segment operating profits by approximately $3.9 million and additional costs related to the Company’s sales and marketing of wide area networking acceleration products of $890,000. This decrease was offset by a $3.4 million increase in operating profits relating to our consumer and mobile broadband products, primarily through product cost reductions, and a $1.4 million increase in operating profits relating to our Antenna System products, primarily through improved overall program performance year over year.
Nine Months Ended December 28, 2007 vs. Nine Months Ended December 29, 2006
Revenues

	Nine months ended		Dollar	Percentage
	December 28,	December 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Revenues	$427.2	$384.5	$42.7	11.1%
     The increase in revenues was due to our beginning backlog of $388.7 million and customer awards of $461.5 million for the first nine months of our fiscal year 2008 and the conversion of certain backlog and awards into revenues. Year to date revenue growth was experienced in both our government segment, increasing by $28.1 million, and commercial segment, increasing by $14.6 million. The revenue increase in the government segment was primarily derived from increased revenues of approximately $3.0 million in certain information assurance products, $20.8 million in next generation military satellite communication systems and $2.9 million from our majority owned subsidiary, TrellisWare. The revenue increase in the commercial segment was primarily derived from increased sales of consumer broadband products of approximately $23.3 million, various other satellite networks products of approximately $1.5 million and $10.1 million in higher sales from our Antenna Systems product group offset by a $20.3 million reduction in enterprise VSAT product sales.
Cost of Revenues

	Nine months ended		Dollar	Percentage
	December 28,	December 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Cost of revenues	$306.8	$285.9	$20.8	7.3%
Percentage of revenues	71.8%	74.4%
     The increase in cost of revenues from $285.9 million to $306.8 million was primarily due to an increase in our revenues. However, we experienced a decrease in the cost of revenues as a percentage of revenues from 74.4% to 71.8% primarily due to product cost reductions in our consumer and mobile broadband products totaling approximately $9.1 million and better program performance in our Antenna Systems product group totaling approximately $4.4 million for the nine months ended December 28, 2007 compared to the same period last year. We also experienced better program performance in our government segment, contributing approximately $1.1 million in cost of revenue reductions spread across various product groups. Cost of revenues for the nine months ended December 28, 2007 and December 29, 2006 included approximately $1.4 million and $730,000, respectively, in stock-based compensation expense related to our adoption of SFAS 123R. Cost of revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competition, new product introduction costs and other factors.
Selling, General and Administrative Expenses

	Nine months ended		Dollar	Percentage
	December 28,	December 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Selling, general and administrative	$59.1	$50.3	$8.7	17.4%
Percentage of revenues	13.8%	13.1%
     The increase in SG&A expenses in the first nine months of fiscal year 2008 compared to the first nine months of fiscal year 2007 was primarily attributable to higher support costs of approximately $5.0 million and higher selling and proposal costs of approximately $2.8 million to support our anticipated future revenue growth and $3.7 million in stock-based compensation expense recorded in the first nine months of fiscal year 2008 compared to $1.6 million in stock-based compensation expense recorded in the first nine months of fiscal year 2007 related to our adoption of SFAS 123R. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government and commercial sales opportunities.
Independent Research and Development

	Nine months ended		Dollar	Percentage
	December 28,	December 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Independent research and development	$24.2	$15.2	$9.0	59.5%
Percentage of revenues	5.7%	3.9%
     The increase in IR&D expenses reflects year over year increases primarily in the government segment of approximately $6.5 million for planned development of next generation information assurance and UAV technologies. The commercial segment contributed approximately $2.5 million in IR&D increases due to planned efforts related to next generation broadband equipment and mobile antenna technologies. The higher IR&D expenses reflect our recognition of certain opportunities in these markets and the need to invest in the development of new technologies to meet these opportunities.
     Amortization of Intangible Assets. The intangible assets from acquisitions occurring in fiscal years 2001, 2002, 2006, 2007 and 2008 are being amortized over original useful lives ranging from eight months to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized.
     The current and expected amortization expense for each of the following periods is as follows (in thousands):

Amortization
For the nine months ended December 28, 2007	$7,173

Expected for the remainder of fiscal year 2008	$2,389
Expected for fiscal year 2009	9,020
Expected for fiscal year 2010	5,787
Expected for fiscal year 2011	5,024
Expected for fiscal year 2012	3,798
Thereafter	2,708

$28,726

     Interest Income. Interest income increased to $4.5 million for the nine months ended December 28, 2007 from $1.3 million for the nine months ended December 29, 2006 due to higher average invested cash balances year over year.
     Interest Expense. Interest expense increased to $606,000 for the nine months ended December 28, 2007 from $383,000 for the nine months ended December 29, 2006. The increase in interest expense was mainly due to the accretion of interest on the secured borrowing agreement entered into in the fourth quarter of fiscal year 2007. Commitment fees on our line of credit availability remained the same year over year. We had no outstanding borrowings under our line of credit at December 28, 2007 or December 29, 2006.
     Provision for Income Taxes. Our effective tax rate for the nine months ended December 28, 2007 was approximately 29.1%, which is approximately equal to the 28.4% estimated annual effective tax rate for the fiscal year 2008, compared to a 19.7% tax rate for the nine months ended December 29, 2006. The income tax provision for the nine months ended December 29, 2006 included approximately $1.3 million of research and development tax credit generated in the fourth quarter of fiscal 2006 recognized as a discrete tax benefit in the nine-month period ended December 29, 2006. Our estimated effective tax rate of approximately 28.4% for fiscal year 2008 reflects the expiration of the federal research and development tax credit at December 31, 2007. If the federal research and development tax credit is reinstated, we will have a lower effective tax rate and the amount of the tax rate reduction will depend on the effective date, the terms of the reinstatement as well as the amount of eligible research and development expenses in the reinstated period.
     Our Segment Results for the Nine Months Ended December 28, 2007 vs. Nine Months Ended December 29, 2006
Government Segment
Revenues

	Nine months ended		Dollar	Percentage
	December 28,	December 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Revenues	$235.4	$207.3	$28.1	13.5%
     The increase in government segment revenues related primarily to a higher beginning backlog and the receipt of $248.4 million in awards during first nine months of fiscal year 2008. The sales increase was principally from higher sales of our next generation military satellite communication systems of approximately $20.8 million, certain information assurance products of approximately $3.0 million and approximately $2.9 million from our majority owned subsidiary, TrellisWare.
Segment Operating Profit

	Nine months ended		Dollar	Percentage
	December 28,	December 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Operating profit	$33.7	$33.7	$0.0	(0.1)%
Percentage of government segment revenues	14.3%	16.2%
     The government segment operating profit was relatively flat year over year. We experienced increased revenues of $28.1 million and better program performance in our government segment, contributing approximately $1.1 million in cost of revenue reductions spread across various product groups. This increase was offset by increases in research and development expenses of $6.5 million and selling and support costs of $1.9 million when compared to the same period last year.
Commercial Segment
Revenues

	Nine months ended		Dollar	Percentage
	December 28,	December 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Satellite Networks
Revenues	$152.4	$147.9	$4.5	3.0%
Antenna Systems
Revenues	$39.4	$29.3	$10.1	34.7%
Total Commercial Segment
Revenues	$191.8	$177.2	$14.6	8.2%
     Commercial segment revenues increased $14.6 million primarily due to higher sales of our consumer and mobile broadband products of approximately $23.3 million and various other satellite networks products of approximately $1.5 million compared to the same period last year offset by a $20.3 million reduction in enterprise VSAT product sales. Antenna Systems product sales increased by approximately $10.1 million due to higher awards levels and related program performance.
Segment Operating Profit

	Nine months ended		Dollar	Percentage
	December 28,	December 29,	Increase	Increase
(In millions, except percentages)	2007	2006	(Decrease)	(Decrease)
Satellite Networks
Satellite Networks operating profit (loss)	$0.8	$(0.1)	$0.8	1,527.8%
Percentage of Satellite Network revenues	0.5%	0.0%
Antenna Systems
Antenna Systems operating profit (loss)	$3.0	$(0.6)	$3.6	596.4%
Percentage of Antenna Systems revenues	7.6%	(2.1)%
Total Commercial Segment
Segment operating profit (loss)	$3.8	$(0.7)	$4.4	672.5%
Percentage of commercial segment revenues	2.0%	(0.4)%
     The commercial segment overall operating profit increase of $4.4 million compared to the same period last year was primarily due to continued revenue growth of certain consumer and mobile broadband products combined with overall improved cost of revenues performance contributing an additional $9.1 million to commercial segment profits, offset by enterprise VSAT products and additional costs related to the Company’s sales and marketing of wide area networking acceleration products of $3.0 million. Additionally, our antenna products generated an additional $4.4 million in operating profits primarily through improved overall program performance year over year.
Backlog
     As reflected in the table below, both funded and firm (funded plus unfunded) backlog increased during the first nine months of fiscal year 2008 with increases coming from both our government and commercial segment.

	December 28, 2007	March 30, 2007
	(in millions)
Firm backlog
Government segment	$233.1	$220.0
Commercial segment	189.8	168.7

Total	$422.9	$388.7

Funded backlog
Government segment	$210.4	$193.2
Commercial segment	189.8	168.7

Total	$400.2	$361.9

Contract options	$39.3	$39.3

     The firm backlog does not include contract options. Of the $422.9 million in firm backlog, approximately $116.2 million is expected to be delivered during the remaining three months of fiscal year 2008, and the balance is expected to be delivered in fiscal year 2009 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.
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
     Cash provided by operating activities for the first nine months of fiscal year 2008 was $46.1 million as compared to $42.3 million for the first nine months of fiscal year 2007. The $3.8 million increase in cash provided by operating activities for the first nine months of fiscal year 2008 as compared to the first nine months of fiscal year 2007 was primarily attributable to higher year over year net income of $1.4 million, increase in non-cash add-backs for depreciation of $1.2 million and $1.9 million in non-cash stock-based compensation offset by various other changes in operating assets net of liabilities. Accounts receivable increased by $7.6 million from year end primarily due to delayed payments from a government customer who changed payment systems and experienced difficulty in processing payments. We expect the delayed payments to be made in the fourth quarter of fiscal year 2008.
     Cash used in investing activities for the first nine months of fiscal year 2008 was $35.2 million as compared to $12.3 million for the first nine months of fiscal year 2007. The increase in cash used in investing activities primarily relates to the purchase of approximately $11.8 million of short-term investments classified as held-to-maturity, $8.7 million in cash paid to certain former Efficient Channel Coding, Inc. (ECC) stockholders under the terms of the acquisition agreement for ECC, $260,000 in cash paid to former stockholders of Enerdyne Technologies, Inc. (Enerdyne) under the terms of the Enerdyne acquisition agreement and approximately $851,000 in cash paid for the acquisition of JAST on the closing date under the terms of the JAST acquisition agreement. In addition approximately $13.6 million in cash outflow relates to capital expenditures for the first nine months of fiscal year 2008.
     Cash provided by financing activities for the first nine months of fiscal year 2008 was $6.7 million as compared to cash provided by financing activities for the first nine months of fiscal year 2007 of $9.7 million. The majority of the activity for both years is due to cash received from the exercise of employee stock options, stock purchases through our employee stock purchase plan and cash inflows related to the incremental tax benefit from stock option exercises slightly offset, in fiscal year 2008, by the repurchase of common stock related to net share settlement for certain employee tax liabilities in connection with the vesting of restricted stock unit awards during the third quarter of fiscal year 2008.
     In January 2008, we entered into several agreements with Space Systems/Loral (SS/L), Loral Space & Communications (Loral) and Telesat Canada (Telesat) related to the Company’s high capacity satellite system. Under the satellite construction contract with SS/L, the Company will purchase a Ka-band satellite (ViaSat-1) for approximately $209.1 million, subject to purchase price adjustment based on satellite performance. The Company does not believe the purchase price paid by ViaSat to SS/L for the ViaSat-1 satellite will materially change. In addition, the Company entered into a beam sharing agreement with Loral (Beam Sharing Agreement), whereby Loral is responsible for contributing 15% of the total costs (estimated at approximately $60 million) associated with the ViaSat-1 satellite project. As part of this arrangement, Loral executed a separate contract with SS/L whereby Loral is purchasing the Canadian beams on the ViaSat-1 satellite (Loral Beams) for approximately $36.9 million (15% of the total satellite cost of $246.0 million). In addition, Loral remains responsible under the Beam Sharing Agreement to reimburse ViaSat for costs associated with launch, launch and in-orbit insurance, and operating the satellite. The reimbursed costs to ViaSat from Loral for launch and launch and the first year of in-orbit insurance are expected to be approximately $23.1 million.
     On May 23, 2006, in connection with our ECC acquisition, we agreed under the terms of the ECC acquisition agreement to pay the maximum additional consideration amount to the former ECC stockholders in the amount of $9.0 million, which was accrued as of March 30, 2007. The $9.0 million was payable in cash or stock, at our option, in May 2007. Accordingly, on May 30, 2007, we paid approximately $9.0 million of additional cash consideration to the former stockholders of ECC. The additional purchase price consideration of $9.0 million was recorded as additional goodwill in the Satellite Networks product group in the commercial segment in the first quarter of fiscal year 2007.

     As of March 30, 2007, in connection with our Enerdyne acquisition and under the terms of the Enerdyne acquisition agreement, we owed an additional consideration amount to the former Enerdyne stockholders in the amount of $5.9 million, which was accrued and recorded as additional goodwill in the government segment as of March 30, 2007. The $5.9 million was payable in cash and stock in accordance with certain terms of the arrangement, in May 2007. Accordingly, on May 3, 2007, we paid $5.9 million of additional consideration to the former stockholders of Enerdyne, which was comprised of 170,763 shares of common stock and $260,000 in cash.
     At December 28, 2007, we had $133.0 million in cash, cash equivalents and short-term investments, $240.0 million in working capital and no outstanding borrowings under our line of credit. At March 30, 2007, we had $103.4 million in cash and cash equivalents and short-term investments, $187.4 million in working capital and no outstanding borrowings under our line of credit.
     On January 31, 2005, we entered into a three-year, $60 million revolving credit facility (the Facility) which was amended on January 25, 2008, extending the term of the Facility to April 30, 2008. At December 28, 2007, we had $8.2 million outstanding under standby letters of credit leaving borrowing availability under the Facility of $51.8 million.
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
     The Facility contains financial covenants that set a minimum EBITDA limit for the twelve-month period ending on the last day of any fiscal quarter at $30 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00. We were in compliance with our loan covenants at December 28, 2007.
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
     Our future capital requirements will depend upon many factors, including the timing of cash required for the ViaSat-1 satellite project, expansion of our research and development and marketing efforts and the nature and timing of orders. Additionally, we will continue to evaluate possible acquisitions of, or investments in complementary businesses, products and technologies which may require the use of cash. We believe that our current cash balances and net cash expected to be provided by operating activities will be sufficient to meet our operating requirements for at least the next twelve months. However, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position. The sale of additional securities could result in additional dilution of our stockholders. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

Contractual Obligations
     The following table sets forth a summary of our obligations under operating leases, irrevocable letters of credit, purchase commitments and other long-term liabilities for the periods indicated (in thousands):

		For the remainder of	For the fiscal years
	Total	fiscal year 2008	2009-2010	2011-2012	After 2013
Operating leases	$124,869	$2,700	$26,103	$26,914	$69,152
Standby letters of credit	8,218	148	6,043	2,027	—
Secured borrowings and accrued interest	5,111	5,111	—	—	—
Purchase commitments	124,799	50,110	74,689	—	—

Total	$262,997	$58,069	$106,835	$28,941	$69,152

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
     Our Condensed Consolidated Balance Sheets as of December 28, 2007 and March 30, 2007 include $17.4 million and $13.3 million, respectively, classified as “Other liabilities.” This caption primarily consists of our long-term warranty obligations, deferred lease credits, long-term portion of our secured borrowing, and long-term unrecognized tax position liabilities. The secured borrowing obligations have been included in the table above based on the terms of the arrangement. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 10 of the Notes to Consolidated Financial Statements for additional information regarding our income taxes and related tax positions and Note 7 for a discussion of our product warranties.
Subsequent Event
     In January 2008, the Company entered into several agreements with Space Systems/Loral (SS/L), Loral Space & Communications (Loral) and Telesat Canada (Telesat) related to the Company’s high capacity satellite system. Under the satellite construction contract with SS/L, the Company will purchase a Ka-band satellite (ViaSat-1) for approximately $209.1 million, subject to purchase price adjustment based on satellite performance. The Company does not believe the purchase price paid by ViaSat to SS/L for the ViaSat-1 satellite will materially change. In addition, the Company entered into a beam sharing agreement with Loral (Beam Sharing Agreement), whereby Loral is responsible for contributing 15% of the total costs (estimated at approximately $60.0 million) associated with the ViaSat-1 satellite project. As part of this arrangement, Loral executed a separate contract with SS/L whereby Loral is purchasing the Canadian beams on the ViaSat-1 satellite (Loral Beams) for approximately $36.9 million (15% of the total satellite cost of $246.0 million). In addition, Loral remains responsible under the Beam Sharing Agreement to reimburse ViaSat for costs associated with launch, launch and in-orbit insurance, and operating the satellite. The reimbursed costs to ViaSat from Loral for launch and launch and the first year of in-orbit insurance are expected to be approximately $23.1 million. Further, under the terms of the Beam Sharing Agreement, ViaSat is appointed the sole and exclusive supplier of end-user broadband terminals and hub equipment for broadband service operated over the Loral Beams. The Company also entered into an agreement with Telesat, whereby Telesat has agreed to transfer certain orbital slot license rights to the Company for ViaSat-1 satellite operation.
Recent Accounting Requirements
     In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal year 2009), and interim periods within those fiscal years. We are currently assessing the impact SFAS 157 will have on our results of operations and financial position.
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
     In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-3 (EITF 07-3), “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for us in fiscal year 2009. The adoption of EITF Issue No. 07-3 is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). The purpose of issuing the statement is to replace current guidance in SFAS 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized as expenses separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS 141R will be effective for us in fiscal year 2010. We are currently evaluating the impact of SFAS 141R.
     In December 2007, the FASB issued SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160, which changes the accounting and reporting for business acquisitions and non-controlling interests in subsidiaries, was issued to improve the relevance, comparability, and transparency of financial information provided to investors. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 will be effective for us in fiscal year 2010. We are currently evaluating the impact that SFAS 160 will have on our financial statements and disclosures.
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements at December 28, 2007 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our financial statements included in this filing or in our 2007 Annual Report on Form 10-K.
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
     As of December 28, 2007, there were two foreign currency exchange contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign exchange contracts with a notional amount of $1.4 million had a fair value of a net liability of approximately $11,000 as of December 28, 2007. The fair value of this foreign currency forward contract as of December 28, 2007 would have changed by $136,000 if the foreign currency exchange rate for the Euro to the U.S. dollar on this forward contract had changed by 10%.

Item 4. Controls and Procedures
      We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the Securities and Exchange Commission’s rules and forms. We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 28, 2007, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 28, 2007.
      During the period covered by this Quarterly Report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     A review of our current litigation is disclosed in the Notes to Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements - Note 8 - Commitments and Contingencies.”
Item 1A. Risk Factors
     In addition to the risk factors set forth in our Securities and Exchange Commission filings, including without limitation, our most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, we face new risks associated with our satellite project.

     In January 2008, we executed an agreement to purchase ViaSat-1, our first broadband satellite. We also plan to develop next generation SurfBeam ground infrastructure and terminals for use with the satellite. We currently plan to launch our ViaSat-1 satellite in early 2011 and introduce service later in 2011. If we are unable to successfully launch this satellite and implement our satellite service business in a timely manner, or at all, including as a result of any of the following risks, we will be unable to realize the anticipated benefits from our satellite and associated service business, and our business, financial condition and results of operations could be materially adversely affected:
•	Cost and Schedule Risks. The cost of completing the satellite and developing the associated next generation SurfBeam ground infrastructure may be more than anticipated and there may be delays in completing the satellite and SurfBeam infrastructure within the expected timeframe. We may be required to spend in excess of our current forecast for the completion, launch and launch insurance of the ViaSat-1 satellite or for the development associated with the next generation SurfBeam equipment. The construction and launch of satellites are often subject to delays, including satellite and launch vehicle construction delays, cost overruns, periodic unavailability of reliable launch opportunities, and delays in obtaining regulatory approvals. If the ViaSat-1 construction schedule is not met, there may be even further delays because there can be no assurance that a launch opportunity will be available at the time the satellite is ready to be launched and we may not be able to obtain or maintain regulatory authority or International Telecommunication Union (ITU) priority necessary to implement ViaSat-1 as proposed.

•	Business Plan. We may be unsuccessful in implementing our business plan for the satellite service, or we may not be able to achieve the revenue that we expect from the satellite service. A failure to attract either distributors or customers in a sufficient number would result in lower revenues than anticipated. In addition, we will incur startup losses associated with the launch and operation of the satellite service until we acquire a sufficient number of customers, which may not occur as expected or at all.

•	Regulatory Risk. If we do not obtain all requisite regulatory approvals for the construction, launch and operation of the ViaSat-1 satellite, or the licenses obtained impose operational restrictions on us, our ability to generate revenue and profits could be materially adversely affected. In addition, under certain circumstances, government licenses are subject to revocation or modification, and upon expiration, renewal may not be granted. In certain cases, satellite system operators are obligated by governmental regulation and procedures of the ITU to coordinate the operation of their systems with other users of the radio spectrum in order to avoid causing interference to those other users. Coordination may require a satellite system operator to reduce power, avoid operating on certain frequencies, relocate its satellite to another orbital location and/or otherwise modify planned or existing operations. Federal Communications Commission (FCC) satellite authorizations are customarily subject to conditions imposed by the FCC in addition to the FCC’s general authority to modify, cancel or revoke those authorizations. Failure to comply with such requirements, or comply in a timely manner, could lead to the loss of authorizations and could have a material adverse effect on our ability to generate revenue.

•	Launch Risks. There are risks associated with the launch of satellites, including launch failure, damage or destruction during launch and improper orbital placement. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36 months, and obtain other launch opportunities. The overall historical loss rate in the satellite industry for all launches of commercial satellites in fixed orbits in the last five years is estimated by some industry participants to be 10% but could at any time be higher.

•	In-Orbit Risks. The ViaSat-1 satellite will be subject to similar potential satellite failures or performance degradations as other satellites. Satellites are subject to in-orbit risks including malfunctions, commonly referred to as anomalies, and collisions with meteoroids, decommissioned spacecraft or other space debris. Anomalies occur as a result of various factors, such as satellite manufacturing errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh space environment. To the extent there is an anomaly or other in-orbit failure with respect to the ViaSat-1 satellite, we will not have a replacement satellite. Additionally, we could be required to reposition the antennas of our customers, which could require new or modified licenses from regulatory authorities.

•	Minimum Design Life. Our ability to earn revenue depends on the usefulness of the ViaSat-1 satellite. Each satellite has a limited useful life. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion. The minimum design life of ViaSat-1 is estimated to be 15 years. In addition, continued improvements in satellite technology may obsolete the ViaSat-1 satellite prior to the end of its life. Therefore, we can provide no assurance as to the actual useful life of ViaSat-1.

•	Insurance Risks. We intend to seek launch and in-orbit insurance for the ViaSat-1 satellite, but we may not be able to obtain insurance on reasonable economic terms or at all. If we are able to obtain insurance, it will contain customary exclusions and will not likely cover the full cost of constructing and launching the ViaSat-1 satellite, nor will it cover business interruptions or similar losses. In addition, the occurrence of any anomalies on other satellites, including Ka-band satellites, may materially adversely affect our ability to insure ViaSat-1 at commercially reasonable premiums, if at all.
Item 4. Submission of Matters to a Vote of Security Holders
At our 2007 annual meeting of stockholders held on October 3, 2007 the stockholders voted on the following proposal and cast their votes as follows:

	For	Withheld
1. Election of Directors:
B. Allen Lay	26,300,947	1,390,376
Dr. Jeffrey M. Nash	25,151,164	2,540,159
Item 5. Other Information
     In connection with a contract dated January 7, 2008 that we executed with Space Systems/Loral, Inc. (SS/L) for the construction by SS/L of a high capacity broadband satellite, we entered into a Beam Sharing Agreement dated January 11, 2008 with Loral Space & Communications Inc. (Loral), the parent of SS/L, pursuant to which Loral is investing in the Canadian coverage portion of the satellite. The Beam Sharing Agreement provides for, among other things, (1) the purchase by Loral of a portion of the satellite payload providing coverage into Canada, (2) payment by Loral of 15% of the total costs of the satellite, launch and associated services, launch insurance, and telemetry, tracking and command services for the satellite, and (3) the appointment of ViaSat as the sole and exclusive supplier of end-user broadband terminals and hub equipment for broadband service operated over the satellite payload providing coverage into Canada. The aggregate price to be paid by Loral for the foregoing is estimated to be approximately $60 million.
     On January 25, 2008, the Company amended the January 31, 2005 $60 million revolving Second Amended and Restated Revolving Loan Agreement extending the agreement’s current terms and conditions to April 30, 2008.
      The foregoing discussion does not purport to be complete and is qualified in its entirety by reference to the Beam Sharing Agreement and Second Amendment to Second Amended and Restated Revolving Loan Agreement, a copy of which is attached to this Quarterly Report as Exhibit 10.2 and Exhibit 10.3 and is incorporated herein by reference.
Item 6. Exhibits
      The Exhibit Index on page 41 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIASAT, INC.
February 6, 2008	/s/ Mark D. Dankberg
Mark D. Dankberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Ronald G. Wangerin
Ronald G. Wangerin
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Contract for the ViaSat Satellite Program dated as of January 7, 2008 between ViaSat, Inc. and Space Systems/Loral, Inc.

10.2	Beam Sharing Agreement dated January 11, 2008 between ViaSat, Inc. and Loral Space & Communications, Inc.

10.3	Second Amendment to Second Amended and Restated Revolving Loan Agreement dated January 25, 2008 between ViaSat,Inc. and Union Bank of California, N.A. and Comerica Bank.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment.