Form 10-K
period 2008-03-28
VIASAT INC
filed 2008-05-27
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to                 .
Commission file number (0-21767)

VIASAT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0174996 (I.R.S. Employer Identification No.)
6155 El Camino Real, Carlsbad
California 92009
(760) 476-2200
(Address, including zip code, and telephone number, including area code, of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on which Registered)
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. ☐ Yes     ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. ☐ Yes     ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
     The aggregate market value of the common stock held by non-affiliates of the registrant, as of September 28, 2007 was approximately $761,428,765 (based on the closing price on that date for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     The number of shares outstanding of the registrant’s common stock, $.0001 par value, as of May 20, 2008 was 30,487,416.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended March 28, 2008.

VIASAT, INC.

PART I
FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future growth and revenues from our products; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified under the heading “Risk Factors” in Item 1A, elsewhere in this report and our other filings with the Securities and Exchange Commission (SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
ITEM 1. BUSINESS
Corporate Information
     We were incorporated in California in 1986 under the name ViaSat, Inc., and subsequently reincorporated in Delaware in 1996. The mailing address of our worldwide headquarters is 6155 El Camino Real, Carlsbad, California 92009, and our telephone number at that location is (760) 476-2200. Our website address is www.viasat.com. The information on our website does not constitute part of this report.
Company Overview
     We are a leading producer of innovative satellite and other wireless communications and networking systems to government and commercial customers. Our ability to apply technologies between government and commercial customers combined with our diversification of technologies, products and customers, provides us with a strong foundation to sustain and enhance our leadership in advanced wireless communications and networking technologies. Generally, our sales consist of:
•	Project contracts to study, research, develop, test, support, and manufacture customized communication systems or products. Research and development costs for these customized projects and products are often customer funded. Once completed, many of our customized communications products are later marketed and sold to other customers as standard “off-the-shelf” products;

•	Selling, deploying and supporting our standard “off-the-shelf” products, which are generally developed through a combination of customer and discretionary internal research and development funding; or

•	Selling managed network satellite services to enterprise and mobile broadband customers.
     Our customers include a variety of government and commercial entities. Our individual contracts may range in value from thousands of dollars to tens of millions of dollars.

Industry Background
     We principally operate in three segments — government systems, commercial networks and satellite services. Our government systems business is focused on network-centric government communications, where we develop and produce systems and specialized equipment for government customers for tactical data links, unmanned aerial vehicles, secure networking, signal processing and generation, and satellite communications applications. Within our commercial networks segment, we develop and produce systems and products for consumer, enterprise and mobile (aviation and maritime) broadband customers. Our satellite services segment provides managed network satellite services to enterprise and mobile broadband customers. Common to our market segments is the development of communications solutions which focus on Internet Protocol (IP) based communications. Financial information regarding our reporting segments and the geographic areas in which we operate is included in the consolidated financial statements and notes thereto, including Note 13 - Segment Information.
     Government Systems
     Our government systems products and solutions have grown significantly over the past five years and we believe three factors contribute to our success in this area:
•	The critical role of collection and dissemination of real-time information in executing high-speed, high-precision, highly mobile warfare over dispersed geographic areas, which has two important aspects. The first is reflected in the U.S. Department of Defense (DoD) transition to “network-centric warfare,” which emphasizes the importance of real time data networks of all types via multiple transmission media. The second is the growing importance of satellite-based communications, in particular, as the most reliable method of connecting rapidly moving forces who may simply out-run the range of terrestrial radio links.

•	The growing importance of IP networks in the DoD compared to older circuit-based systems — especially in light of the DoD’s increased emphasis on network-centric warfare. We believe IP networks will drive a fundamental restructuring of DoD’s secure information networks, which will take several years to complete.

•	We believe that over the next decade or so many of the previous generation of defense communications satellite networks will expire or become obsolete. New programs are underway or in planning to define, develop, procure and deploy systems to replace them. While we have been successful in capturing defense satellite ground system business in the past, we believe these new programs present more opportunities for bidding on new contracts than we have seen historically.
     We believe these fundamentals will continue to offer growth opportunities for each of our government product areas over the next several years.
     Commercial Networks
     The essential advantage of satellite communications is that it allows a network provider to rapidly deploy new communications services to large numbers of people anywhere within the footprint of the satellite. Consequently, satellites can often be used to deploy communication services in developed and developing markets in a shorter period of time and in a more cost-efficient manner than building ground-based infrastructure. Moreover, in some areas, satellite solutions are less expensive than terrestrial wired and wireless alternatives. As satellite communications equipment becomes less expensive and new capabilities emerge in satellite communications technology, we believe the market for satellite communications offers growth opportunities.
     The commercial satellite communications industry is expected to be driven by the following major factors: (1) world-wide demand for communications services in general, with continued high growth in internet traffic in particular, (2) the improving cost-effectiveness of satellite communications for many uses, (3) recent technological advancements which broaden applications for and increase the capacity and efficiency of satellite based networks, and (4) global deregulation and privatization of government-owned telecommunications carriers.
     Satellite Services
     Our satellite services segment encompasses three primary areas: managed broadband services, mobile broadband services and, in the future, wholesale bandwidth services. For everyday enterprise networking or backup protection for primary networks, our managed broadband service provides a combination of terrestrial and satellite connections through an around-the-clock call center and network management operation to ensure customer network availability and reliable digital satellite communications. Our mobile broadband service includes network management services for our customers who utilize our Arclight-based mobile communication systems, also through our network management center. In 2008, we began construction of a high-speed Ka-band satellite in order to provide wholesale broadband services over North America, which we anticipate will become available beginning in 2011.

The ViaSat Solution
     We believe our ability to design and deliver end-to-end cost-effective satellite, wireless and secure networking solutions enables us to provide our government and commercial customers, including consumer, enterprise and mobile customers, with a superior solution.
     Government Systems
     Our government systems communication products help our customers collect, process, protect, and disseminate information — in all its digital forms — to make better decisions faster. Our network-centric satellite and wireless communication products are used by tactical armed forces, first-responders, and remote government employees to increase the effectiveness, ease-of-use, and security of communication systems. We believe our long standing history of developing complex secure wireless and satellite networking communications technologies for both government and commercial customers provides us with opportunities for growth as the U.S. military looks to upgrade its secure wireless and satellite technology with a mix of customized and commercial technologies.
     Commercial Networks and Satellite Services
     We provide a variety of satellite communications network solutions for multiple sectors of the commercial market. Our commercial networks segment principally provides networking hardware and software to satellite or communications service providers. Our satellite services segment mainly provides managed network services, often to these same customers, creating an integrated solution.
•	Broadband Internet Applications. In recent years, there has been an increase in the use of satellites to carry broadband Internet traffic. This growth has been centered on connecting consumers and businesses with the Internet. Satellite capacity is often used where fiber-optic cable is prohibitively expensive or rare, such as suburban and rural areas or developing countries. More recently, satellite operators have invested in and launched next generation spot-beam satellites specifically designed for low-cost broadband access. However, we do not believe these satellites are equipped to deliver acceptable levels of service. In January 2008, we announced our plans to develop and launch ViaSat-1, a high-capacity, high-speed Ka-band spot-beam satellite planned for launch in early 2011. At the time of launch, ViaSat-1 is expected to be the highest capacity, most cost efficient satellite in the world. With the market demonstrating high demand for satellite broadband services, ViaSat-1 is designed to significantly expand the quality, capability and availability of high-speed broadband satellite services for U.S. consumers and enterprises. ViaSat plans to offer wholesale network services on the ViaSat-1 satellite to national and regional distribution partners (in most cases retail service providers or telephone companies). We expect satellite communications to continue to offer a cost-effective augmentation capability for Internet Service Providers (ISPs) and service providers offering broadband internet access, particularly in markets where ground-based broadband networks are unlikely to be either cost-effective or abundant. Additionally, satellites provide an alternative for ISPs, which are dealing with congestion associated with the distribution of increasing amounts of high-capacity multimedia content on the Internet.

•	Data Networks. Satellite networks are also well suited for data networks which focus on (1) rapidly deploying new services across large geographic areas, (2) reaching multiple user locations separated by long distances, (3) filling in gaps or providing support for data points of congestion, or bottlenecks in ground-based communications networks, and (4) providing communications capabilities in remote locations and in developing countries where ground-based infrastructure has not yet been developed. In addition, satellite networks are used as a substitute for, or supplement to, ground-based communications services such as frame relay, digital subscriber lines, fiber optic cables, and Integrated Services Digital Networks (ISDN). We believe satellite data network products and services will present us with growth opportunities as commercial data networks using satellites are applied in developed and developing markets throughout the world.
     We believe our ability to design and deliver end-to-end cost-effective satellite networking solutions, including the provisioning of high-capacity satellites, the ground network including the RF gateways and network infrastructure, the end-user terminals and equipment, and network management and services enables us to provide our consumer, enterprise and mobile satellite, wireless and networking customers with a superior solution.

The ViaSat Strategy
     Our objective is to leverage our advanced technology and capabilities to (1) increase our role as the government transitions to IP-based, highly-secure, network-centric based warfare, (2) develop high-performance, feature rich, low-cost technology to grow the size of the consumer satellite broadband, commercial enterprise and networking markets, while also capturing a significant share of these growing markets, and (3) maintain a leadership position, while reducing costs and increasing profitability, in our legacy satellite and wireless communications markets. The principal elements of our strategy include:
•	A complementary mix of defense and commercial products, projects, and geographic markets. We aim for a diversified mix of products that are unified through common underlying technologies, customer applications, market relationships or other factors. We believe this complementary mix, combined with our ability to effectively apply technologies between government and commercial markets and across different geographic markets, provides us a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies.

•	Augment customer funded research and development with discretionary research and development to enter or leverage new markets or technologies. We use the availability of customer funding or co-investments for product development as an important factor in choosing where to apply our own discretionary research and development resources.

•	Address increasingly larger markets. We have focused on addressing larger markets since our inception. The size of customer-funded opportunities we can credibly address directly correlates to our annual revenue. By increasing the size of target markets we anticipate increasing our total revenues, and as a result we anticipate we will be more successful in capturing customer-funded research and development opportunities for increasingly larger projects.

•	Steadily evolve into adjacent technologies and markets. We anticipate continued growth via evolutionary steps into adjacent technologies and markets. We seek to grow the market segments we address by selling existing, or customized, versions of technologies we developed for one customer base to a different market, for instance, to different segments of the government market, or between government and commercial markets. In addition, we seek to expand the breadth of technologies and products we offer by selling new, but related, technologies and products to existing customers.

•	Careful targeting of new market opportunities. We consider several factors in selecting new market opportunities, including (1) whether there are meaningful entry barriers for new competitors (for example, specialized technologies or relationships), (2) the new market is the right size and consistent with our growth objectives (market niches large enough to provide us significant revenues), and (3) the customers in the market value our technology competence and focus, which makes us an attractive partner.

•	Sustain a large (relative to our size) and highly proficient engineering staff to capture and perform our target projects. Since customer-funded research and development is an important aspect of our business, we believe it is important to sustain a large, highly competent, engineering team. We believe we offer very competitive compensation, benefits and work environment to attract and maintain employees. Perhaps even more important, we tend to seek and attract engineers who embrace our business approach and the associated technology challenges it offers. So far, this has enabled us to offer our customers high product performance, reduced technological risks, and competitive pricing.

•	High quality, cost effective outsourced manufacturing supply chain. Since inception, we have chosen to strategically outsource much of our manufacturing operations. We believe this reduces operating costs, reduces capital investments, facilitates rapid adoption of the most modern and effective manufacturing technologies, provides flexible response to fluctuating product demand, and focuses our resources on designing for producibility. We manage out-sourced manufacturing through our AS9100 and ISO-9001 Quality Management System (QMS) processes and have established enduring relationships with key suppliers.

•	Strategic alliances. In the past, we have engaged in strategic relationships and have acquired companies that have innovative technologies and products, highly skilled personnel, market presence, and customer relationships and distribution channels that complement our strategy. On an ongoing basis, we may evaluate acquisitions of, or investments in, complementary companies, businesses, products or technologies to supplement our internal growth. In addition, we have regularly entered into teaming arrangements with other government contractors to more effectively capture complex government programs, and we expect to continue to actively seek strategic relationships and ventures with companies whose financial, marketing, operational or technological resources can accelerate the introduction of new technologies and the penetration of new markets.

     These key elements of our strategy have remained relatively unchanged for the past seven years; a period where we have experienced significant profitable growth in our government and commercial businesses. We believe these key strategy elements are enduring and will continue to enable us to grow in the future.
Markets and Product Portfolio
     Our products and service offerings address three main markets: government systems, commercial networks and satellite broadband services.

Segment	Market Area	Description of Products/Functionality

Government Systems	Data Links	Line of sight, jam-resistant, secure networking for voice and data; video links transmit simultaneous IP data, compressed video, metadata, and audio from multiple sensors.

	Tactical Networking	Tactical radios that deliver an IP-based common operating picture - even over severely degraded radio channels.

	Information Assurance	“Type 1” high assurance encryption products and capabilities for high assurance encryption.

	Government Satellite Communication Systems	Satcom for communications on-the-move, on-the-pause, fixed, and transportable applications, including mobile satcom systems, high-speed modems, UHF satcom terminals, portable manpack terminals, and antenna systems.

Commercial Networks	Consumer Broadband	Cost effective satellite broadband system using our SurfBeam® system.

	Mobile Broadband	Products centered around our ArcLight® system — the only FCC-licensed Ku-band mobile satellite system. Our spread spectrum waveform provides higher speeds (similar to high-speed cable and DSL) at a lower cost than competing services while on-the-move in aircraft, trains, or seagoing vessels using small, lightweight antennas and terminals.

	Enterprise VSAT Networks	Satellite communication VSAT systems connect a business with web-centric applications, including IP data, internet access, virtual private networks, retail point of sale, video, voice over IP and distance learning applications.

	Antenna Systems	Antenna and ground station design, fabrication, test, and installation, plus antenna maintenance services.

	Technology	All aspects of satellite communication system architecture and technology including the analysis, design, and specification of satellites and ground systems; ASIC and MMIC design and production; wide area network compression for enterprise networks.

Satellite Services	Wholesale Broadband	Wholesale broadband service over a Ka-band spot beam satellite, at speeds and choices similar to or in access of cable and DSL by putting more, cheaper bits in space — service available in 2011.

	Managed Broadband	Full-service broadband wireless networking to customer’s locations with transparent support for today’s new communication applications, integration services, including supplementing with DSL, where needed.

	Mobile Satellite	Communications on-the-move services to airborne and maritime customers covering all of North America, the North Atlantic, and Europe.

Global Service and Support
     In addition to our product offerings, we provide a broad range of repair, upgrade and technical support service offerings for our products and systems. Through our sales teams and support services, we are constantly aprised of customers’ needs and their use of products and services. Accordingly, a superior level of continuing customer service and support is integral to our objective of developing and maintaining long-term relationships with our customers. The majority of our service and support activities are provided by our field engineering team, systems engineers, and sales and administrative support personnel, both on-site at the customer’s location and by telephone.
Customers
     Although we initially focused primarily on developing satellite communication and simulation equipment for the U.S. government, we successfully diversified into other related satellite, wireless and networking communications markets serving both government and commercial customers. Our customers include the DoD, civil agencies, defense contractors, allied foreign governments, satellite network integrators, large communications service providers, and corporations requiring complex communications and networking solutions. Government contracts are either direct with U.S. or foreign governments, or indirect through domestic or international prime contractors. For our commercial contracts, we also act as both a prime contractor and subcontractor for the sale of equipment and services. Our significant customers include the DoD, Northrop Grumman, Harris, Raytheon, WildBlue, Boeing, Teleset and ITT. Revenues from the U.S. government comprised approximately 30%, 31% and 34% of total revenues for fiscal years 2008, 2007 and 2006, respectively. In addition, one commercial customer comprised approximately 9%, 16% and 10% of total revenues for fiscal years 2008, 2007 and 2006, respectively. Over the past few years, we have significantly expanded our customer base both domestically and internationally.
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
     Our federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs and for payment of a fee. The fee may be either fixed by the contract or variable, based upon cost control, quality, delivery and the customer’s subjective evaluation of the work. Under time-and-materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed for the cost of materials purchased to perform the contract. Under a fixed-price contract, we agree to perform specific work for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. Revenues generated from contracts with the federal government or our prime contractors for fiscal year 2008 were approximately 25% from cost-reimbursement contracts, approximately 1% from time-and-materials contracts and approximately 74% from fixed-price contracts of total government revenues.
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
Research and Development
     The industries in which we compete are subject to rapid technological developments, evolving standards, changes in customer requirements, and continuing developments in the communications, networking and signal processing environment. Our continuing ability to adapt to these changes, and to develop new and enhanced products, is a significant factor in maintaining or improving our competitive position and our prospects for growth. Therefore, we continue to make significant investments in product development.
     We conduct the majority of our research and product development activities in-house and have a research and development and engineering staff, which includes over 1,050 engineers. Our product development activities focus on products to support all of our segments: government systems, commercial networks and satellite services, that we consider viable revenue opportunities. A significant portion of our research and development efforts have generally been conducted in direct response to the specific requirements of a customer’s order and, accordingly, these amounts are included in the cost of sales when incurred and the related funding is included in revenues at that time.
     The portion of our contract revenues which includes research and development funded by government and commercial customers was approximately $112.2 million, $122.9 million and $109.5 million during fiscal years 2008, 2007 and 2006, respectively. In addition, we incurred $32.3 million in fiscal year 2008, $21.6 million in fiscal year 2007, and $15.8 million in fiscal year 2006 on independent research and development, which is not directly funded by a third party. Funded research and development contains a profit component and is therefore not directly comparable to independent research and development. As a government contractor, we also are able to recover a portion of our independent research and development expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs.
Intellectual Property
     We seek to establish and maintain our proprietary rights in our technology and products through a combination of patents, copyrights, trademarks, trade secret laws and contractual rights. We also seek to maintain our trade secrets and confidential information by nondisclosure policies, through the use of appropriate confidentiality agreements, and through other security measures. We have obtained a number of patents and trademarks in the United States and in other countries. There can be no assurance, however, that these rights can be successfully enforced against competitive products in every jurisdiction. Although we believe the protection afforded by our patents, copyrights, trademarks and trade secrets has value, the rapidly changing technology in the networking, satellite and wireless communications industries, and uncertainties in the legal process, make our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on the protection afforded by patent, copyright, trademark, and trade secret laws. Patent, copyright, trademark and trade secret protections are important but must be supported by other factors such as the expanding knowledge, ability and experience of our personnel, new product introductions and frequent product enhancements.
     Certain of our products include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based upon past experience and standard industry practice, such licenses generally could be obtained on commercially reasonable terms. Nonetheless, there can be no assurance the necessary licenses would be available on acceptable terms, if at all. Our inability to obtain these licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, operating results and financial condition.

     The industry in which we compete is characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding patent and other intellectual property rights. We cannot assure you that our patents and other proprietary rights will not be challenged, invalidated or circumvented, that others will not assert intellectual property rights to technologies that are relevant to us, or that our rights will give us a competitive advantage. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States.
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
Sales and Marketing
     We have a sales presence in various domestic and foreign locations, and we sell our products and services both directly and indirectly through channel partners.
•	Government Sales Organization. Our government sales organization consist of direct sales personnel who sell our standard products, business development personnel who work with engineers, program managers, marketing managers and contract managers to identify business opportunities, develop customer relationships, develop solutions for the customer’s needs, prepare proposals and negotiate contractual arrangements. The period of time from initial contact through the point of product sale and delivery can take over three years for more complex product developments or for product development including prototypes and demonstrations. Products already in production can usually be delivered to a customer between 90 to 180 days.

•	Commercial Networks Sales Organization. Our commercial networks sales organization consists of regional sales directors, regional sales managers and sales engineers, who act as the primary interface to establish account relationships and determine technical requirements for customer networks. In addition to our sales force, we maintain a highly trained service staff to provide technical product and service support to our customers. The sales cycle in the commercial network market is lengthy and it is not unusual for a sale to take up to 18 months from the initial contact through the execution of the agreement. The sales process often includes several network design iterations, network demonstrations and pilot networks consisting of a few sites.

•	Strategic Partners. To augment our direct sales efforts, we seek to develop key strategic relationships to market and sell our network products and services. We direct our sales and marketing efforts to our strategic partners, primarily through our senior management relationships. In some cases a strategic ally may be the prime contractor for a system or network installation and will subcontract a portion of the project to us. In other cases, the strategic ally may recommend us as the prime contractor for the design and integration of the network. We seek strategic relationships and partners based on many factors, including financial resources, technical capability, geographic location and market presence.
     Our marketing team works closely with our sales, research and product development organizations and our customers to increase the awareness of the ViaSat brand through a mix of positive program performance and our customers’ recommendation as well as public relations, advertising, trade show participation and conference speaking engagements by providing communications that keep the market current on our products and features. Our marketing also identifies and sizes new target markets for our products, creates awareness of our company and products and generates contacts and leads within these targeted markets.
Backlog
     As reflected in the table below, funded and firm (funded plus unfunded) backlog decreased during fiscal year 2008, primarily due to some expected large contract awards that shifted from fiscal year 2008 to fiscal year 2009. New contract awards in fiscal year 2008 were a record for the company.

	March 28, 2008	March 30, 2007
	(In millions)
Firm backlog
Government Systems segment	$206.8	$220.0
Commercial Networks segment	154.5	152.8
Satellite Services segment	13.1	15.9

Total	$374.4	$388.7

Funded backlog
Government Systems segment	$186.1	$193.2
Commercial Networks segment	154.5	152.8
Satellite Services segment	13.1	15.9

Total	$353.7	$361.9

Contract options	$39.3	$39.3

     The firm backlog does not include contract options. Of the $374.4 million in firm backlog, approximately $264.6 million is expected to be delivered in fiscal year 2009, and the balance is expected to be delivered in fiscal year 2010 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders. Over the last year, as we have completed many larger scale development programs and the resulting products have been placed into market, we have seen a greater percentage of awards from book and ship-type orders, resulting in a backlog growth rate that is relatively lower than the previous three fiscal years.
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
     The backlog amounts presented are comprised of funded and unfunded components. Funded backlog represents the sum of contract amounts for which funds have been specifically obligated by customers to contracts.
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
Competition
     The satellite and wireless communications and secure networking markets in which we compete are characterized by rapid change, converging technologies and a migration to solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us.
     Within our government systems segment, we generally compete with defense electronics product, subsystem or system manufacturers such as Rockwell Collins, L-3 Communications, Harris, General Dynamics, BAE Systems or similar companies. We may also occasionally compete directly with the largest defense prime contractors, including Boeing, Lockheed Martin, Northrop Grumman or Raytheon Systems. The aforementioned companies, while competitors, are also customers or partners with us on teams. Accordingly, maintaining an open and cooperative relationship is important. Almost of all of the companies we compete with in the government systems segment are substantially larger than us and may have more extensive engineering, manufacturing and marketing capabilities than we do. As a result, these competitors may be able to adapt more quickly to changing technology or market conditions or may be able to devote greater resources to the development, promotion and sale of their products. Furthermore, competitors who have more financial resources may be better able to provide a broader range of financing alternatives to their customers in connection with sales of their products.
     In our commercial networks and satellite services segments, we compete with Hughes Communications, Gilat, and iDirect Technologies, each of which offers a broad range of satellite communications products and services. Our principal competitors in the supply of antenna systems are Andrew Corporation, General Dynamics (VertexRSI) and L-3 Titan. Our satellite services segment also competes with terrestrial communications providers, mostly telephone companies.

     The overall number of our competitors may increase, and the identity and composition of competitors may change. As we continue to expand our sales globally, we may see new competition in different geographic regions. Many of our competitors have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources and control over central communications networks.
     To compete with these providers, we emphasize:
•	the innovative and flexible features integrated into our products;

•	the increased bandwidth efficiency offered by our networks and products;

•	our network management experience;

•	the cost-effectiveness of our products and services;

•	our end-to-end network implementation capabilities;

•	the distinct advantages of satellite data networks;

•	technical advantages and advanced features of our antenna systems as compared to our competitors’ offerings;

•	the overall cost of our antenna systems and satellite networks, which can include equipment, installation and bandwidth costs, as compared to products offered by ground-based and other satellite service providers; and

•	our proven designs and network integration services for complex, customized network needs.
     While we believe we compete successfully in each of these factors, we expect to face intense competition in each of our markets.
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
     Contract manufacturers produce products for many different customers and are able to pass on the benefits of large scale manufacturing to their customers. These manufacturers are able to achieve high quality products with lower levels of costs by (1) exercising their high-volume purchasing power, (2) employing advanced and efficient production equipment and systems on a full-time basis, and (3) using a highly skilled workforce. Our primary contract manufacturers include Benchmark, MTI, NJRC, Spectral Response, Secure Communications and IEC Electronics.
     Our experienced management team facilitates an efficient contract manufacturing process through the development of strong relationships with a number of different domestic and off-shore contract manufacturers. By negotiating beneficial contract provisions and purchasing some of the equipment needed to manufacture our products, we retain the ability to move the production of our products from one contract manufacturing source to another if required. Our operations management has experience in the successful transition from in-house production to contract manufacturing. The degree to which we employ contract manufacturing depends on the maturity of the product. We intend to limit our internal manufacturing capacity to new product development support and customized products that need to be manufactured in strict accordance with a customer’s specifications and delivery schedule. Therefore, our internal manufacturing capability for standard products has been, and is expected to continue to be, very limited, and we intend to rely on contract manufacturers for large-scale manufacturing.
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

Regulatory Environment
     As a defense contractor, our contract costs are audited and reviewed by the Defense Contract Audit Agency. Audits and investigations are conducted from time to time to determine if our performance and administering of our U.S. government contracts in compliance with applicable contractual requirements and procurement regulations and other applicable federal statutes and regulations. Under current U.S. government procurement regulations, if indicted or deemed in violation of procurement or other federal civil laws, a contractor, such as us, could be subject to fines, penalties, repayments or other damages. U.S. government regulations also provide that certain findings against a contractor may lead to suspension or debarment from eligibility for awards of new U.S. government contracts.
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
     We are also subject to a variety of local, state and federal government regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products. The failure to comply with current or future regulations could result in the imposition of substantial fines on us, suspension of production, alteration of our manufacturing processes or cessation of operations. To date, these regulations have not had a material effect on our business, as we have neither incurred significant costs to maintain compliance nor to remedy past noncompliance, and we do not expect such regulations to have a material effect on our business in the current fiscal year.
     Due to the nature and sophistication of our communications products, we must comply with applicable State Department and other Federal agency regulations regarding the handling and export of certain of our products. This often requires extra or special handling of these products and could increase our costs. Failure to comply with these regulations could result in substantial harm to the company including fines, penalties and the forfeiture of future rights to sell or export these products.
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
Availability of Public Reports
     Through a link on the Investor Relations section of our website at www.viasat.com, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge. They are also available free of charge on the SEC’s website at www.sec.gov. In addition, any materials filed with the SEC may be read and copied by the public at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The information on our website is not part of this report or any other report that we furnish to or file with the SEC.

Employees
     As of March 28, 2008, we employed approximately 1,680 individuals worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe we have been successful in recruiting qualified employees, but there is no assurance we will continue to be successful in the future.
Executive Officers
     Set forth below is information concerning our executive officers and their ages as of March 28, 2008.

Name	Age	Position
Mark D. Dankberg	52	Chairman of the Board and Chief Executive Officer
Richard A. Baldridge	49	President and Chief Operating Officer
H. Stephen Estes	53	Vice President — Human Resources
Kevin J. Harkenrider	52	Vice President — Operations
Steven R. Hart	55	Vice President and Chief Technical Officer
Keven K. Lippert	35	Vice President — General Counsel and Secretary
Mark J. Miller	48	Vice President and Chief Technical Officer
Brandon L. Nixon	44	Senior Vice President
Ronald G. Wangerin	41	Vice President and Chief Financial Officer
     Mark D. Dankberg is a founder of ViaSat and has served as Chairman of the Board and Chief Executive Officer of ViaSat since its inception in May 1986. Mr. Dankberg also serves as a director of TrellisWare Technologies, Inc., a privately-held subsidiary of ViaSat that develops advanced signal processing technologies for communication applications. Mr. Dankberg is a director and member of the audit committee of REMEC, Inc., which is now in dissolution. In addition, Mr. Dankberg serves on the advisory board of Minnetronix, Inc., a privately-held medical device and design company. Prior to founding ViaSat, he was Assistant Vice President of M/A-COM Linkabit, a manufacturer of satellite telecommunications equipment, from 1979 to 1986, and Communications Engineer for Rockwell International Corporation from 1977 to 1979. Mr. Dankberg holds B.S.E.E. and M.E.E. degrees from Rice University.
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
     H. Stephen Estes first became part of the ViaSat team with the acquisition of several commercial divisions of Scientific-Atlanta in April 2000. Mr. Estes served as Vice President and General Manager of the Antenna Systems group from 2000 to 2003. From 2003 to 2005, he served as a co-founder of an entrepreneurial startup. In September 2005, Mr. Estes rejoined ViaSat as Vice President Human Resources. Mr. Estes began his career as an electrical design engineer, moving into various management positions in engineering, program management, sales and marketing, and general management for companies that included Scientific-Atlanta, Loral (now part of L-3), and AEL Cross Systems (now part of BAE). Mr. Estes holds a B.S. degree in Mathematics and an Electrical Engineering degree from Georgia Tech, along with an M.B.A. degree focused on finance and marketing.
     Kevin J. Harkenrider joined ViaSat in October 2006 as Director — Operations and since January 2007 has served as Vice President— Operations. Prior to joining the company, Mr. Harkenrider served as Account Executive at Computer Sciences Corporation from 2002 through October 2006. From 1992 to 2001, Mr. Harkenrider held several positions at BAE Systems, Mission Solutions (formerly GDE Systems, Marconi Integrated Systems, and General Dynamics Corporation, Electronics Division), including Vice President and Program Director, Vice President—Operations and Vice President—Material. Prior to 1992, Mr. Harkenrider served in several director and program manager positions at General Dynamics Corporation. Mr. Harkenrider holds a B.S. degree in Civil Engineering from Union College and an M.B.A. degree from the University of Pittsburgh.

     Steven R. Hart is a founder of ViaSat and has served as Vice President and Chief Technical Officer since March 1993. Mr. Hart served as Vice President — Engineering from March 1997 to January 2007 and as Engineering Manager since 1986. Prior to joining ViaSat, Mr. Hart was a Staff Engineer and Manager at M/A-COM Linkabit from 1982 to 1986. Mr. Hart holds a B.S. degree in Mathematics from the University of Nevada, Las Vegas and a M.A. degree in Mathematics from the University of California, San Diego.
     Keven K. Lippert has served as Vice President — General Counsel and Secretary of ViaSat since April 2007 and as Associate General Counsel and Assistant Secretary from May 2000 to April 2007. Prior to joining ViaSat, Mr. Lippert was a corporate associate at the law firm of Latham & Watkins LLP. Mr. Lippert holds a J.D. degree from the University of Michigan and a B.S. degree in Business Administration from the University of California, Berkeley.
     Mark J. Miller is a founder of ViaSat and has served as Vice President and Chief Technical Officer of ViaSat since 1993 and as Engineering Manager since 1986. Prior to joining ViaSat, Mr. Miller was a Staff Engineer at M/A-COM Linkabit from 1983 to 1986. Mr. Miller holds a B.S.E.E. degree from the University of California, San Diego and a M.S.E.E. degree from the University of California, Los Angeles.
     Brandon L. Nixon became a Senior Vice President of ViaSat in March 2008. He joined the company in June 2006 following the acquisition of Enerdyne Technologies, Inc. (Enerdyne). From October 2002 to June 2006 he served as the Chief Executive Officer of Enerdyne. Earlier, after a recapitalization Mr. Nixon served as the Chief Executive Officer of Enerdyne’s parent company along with a sibling subsidiary, Boatracs LLC. Mr. Nixon served as the Chief Executive Officer of both companies until divesting of Boatracs, LLC in October 2004. Prior to joining Enerdyne, Mr. Nixon spent nearly two decades in a variety of executive, management and investor positions within the technology and communication industries, including Hewlett-Packard, Texas Instruments, Cirrus Logic and SAIC. Just prior to joining Enerdyne, Mr. Nixon was a General Partner with a private equity firm, Housatonic Partners, where he founded the firm’s communications practice. In his capacity as General Partner, he invested in, acquired or founded a number of telecommunications related companies. Mr. Nixon holds a B.S. degree in Computer Engineering from University of California, San Diego and an M.B.A. degree from the Stanford Graduate School of Business.
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
     Owning and Operating Satellites Involve Considerable Risks
     In January 2008, we executed an agreement to purchase ViaSat-1, our first broadband satellite, and we may acquire one or more additional satellites in the future. We also plan to develop next generation SurfBeam ground infrastructure and terminals for use with such satellites. We currently plan to launch our ViaSat-1 satellite in early 2011 and introduce service later in 2011. If we are unable to have manufactured or successfully launch a satellite or implement our satellite service business in a timely manner, or at all, as a result of any of the following risks, we will be unable to realize the anticipated benefits from our satellite and associated services business, and our business, financial condition and results of operations could be materially adversely affected:
•	Cost and Schedule Risks. The cost of completing satellites and developing the associated next generation SurfBeam ground infrastructure may be more than anticipated and there may be delays in completing satellites and SurfBeam infrastructure within the expected timeframe. We may be required to spend in excess of our current forecast for the completion, launch and launch insurance of the ViaSat-1 satellite or for the development associated with the next generation SurfBeam equipment. The construction and launch of satellites are often subject to delays, including satellite and launch vehicle construction delays, cost overruns, periodic unavailability of reliable launch opportunities, and delays in obtaining regulatory approvals. If the satellite construction schedule is not met, there may be even further delays because there can be no assurance that a launch opportunity will be available at the time the satellite is ready to be launched and we may not be able to obtain or maintain regulatory authority or International Telecommunication Union (ITU) priority necessary to implement the satellite as proposed.

•	Business Plan. We may be unsuccessful in implementing our business plan for satellite services, or we may not be able to achieve the revenue that we expect from our satellite services segment. A failure to attract either distributors or customers in a sufficient number would result in lower revenues than anticipated. In addition, we will incur losses associated with the launch and operation of satellite services until we acquire a sufficient number of customers, which may not occur as expected or at all.

•	Regulatory Risk. If we do not obtain all requisite regulatory approvals for the construction, launch and operation of any satellite we acquire, or the licenses obtained impose operational restrictions on us, our ability to generate revenue and profits could be materially adversely affected. In addition, under certain circumstances, government licenses are subject to revocation or modification, and upon expiration, renewal may not be granted. In certain cases, satellite system operators are obligated by governmental regulation and procedures of the ITU to coordinate the operation of their systems with other users of the radio spectrum in order to avoid causing interference to those other users. Coordination may require a satellite system operator to reduce power, avoid operating on certain frequencies, relocate its satellite to another orbital location and/or otherwise modify planned or existing operations. Satellite authorizations granted by the FCC or foreign regulatory agencies are typically subject to conditions imposed by such regulatory agency in addition to such agency’s general authority to modify, cancel or revoke those authorizations. Failure to comply with such requirements, or comply in a timely manner, could lead to the loss of authorizations and could have a material adverse effect on our ability to generate revenue.

•	Launch Risks. There are risks associated with the launch of satellites, including launch failure, damage or destruction during launch and improper orbital placement. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36 months, and obtain other launch opportunities. The overall historical loss rate in the satellite industry for all launches of commercial satellites in fixed orbits in the last five years is estimated by some industry participants to be 10% but could at any time be higher.

•	In-Orbit Risks. Any satellite we acquire will be subject to similar potential satellite failures or performance degradations as with other satellites. Satellites are subject to in-orbit risks including malfunctions, commonly referred to as anomalies, and collisions with meteoroids, decommissioned spacecraft or other space debris. Anomalies occur as a result of various factors, such as satellite manufacturing errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh space environment. To the extent there is an anomaly or other in-orbit failure with respect to the ViaSat-1 satellite or any other satellite we may acquire, we may not have a replacement satellite.

•	Minimum Design Life. Our ability to earn revenue depends on the usefulness of the ViaSat-1 satellite and any other satellite we may acquire in the future. Each satellite has a limited useful life. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion. The minimum design life of ViaSat-1 is estimated to be 15 years. In addition, continued improvements in satellite technology may obsolete the ViaSat-1 satellite or any other satellite we may acquire prior to the end of its life. Therefore, we can provide no assurance as to the actual useful life of ViaSat-1 or any other satellite that we may acquire.

•	Insurance Risks. We intend to seek launch and in-orbit insurance for the ViaSat-1 satellite and for any other satellite we may acquire, but we may not be able to obtain insurance on reasonable economic terms or at all. If we are able to obtain insurance, it will contain customary exclusions and will not likely cover the full cost of constructing and launching the satellite, nor will it cover business interruptions or similar losses. In addition, the occurrence of any anomalies on other satellites, including Ka-band satellites, may materially adversely affect our ability to insure the satellite at commercially reasonable premiums, if at all.

•	Joint Venture Risks. We may own or operate future broadband satellites through joint ventures which we do not control. If we were to enter into any such joint venture, the entities or persons that control such joint venture may have interests and goals that are inconsistent or different from ours, which could result in any such joint venture taking actions that negatively impact our business or financial condition. In addition, if any other members of such joint venture were to file for bankruptcy or otherwise fail to perform its obligations or to manage the joint venture effectively, this could cause us to lose our investment in any such joint venture entity.
     A Significant Portion of Our Revenues Is Derived from a Few of Our Contracts
     A small number of our contracts account for a significant percentage of our revenues. Our largest revenue producing contracts are related to our tactical data links (which includes MIDS) products which generated approximately 24% of our revenues in fiscal year 2008, 23% of our revenues in fiscal year 2007 and 24% of our revenues in fiscal year 2006. Our five largest contracts generated approximately 44% of our revenues in fiscal year 2008, 46% of our revenues in fiscal year 2007 and 44% of our revenues in fiscal year 2006. Further, we derived approximately 7% of our revenues in fiscal year 2008, 15% of our revenues in fiscal year 2007 and 19% of our revenues in fiscal year 2006 from sales of VSAT communications networks. The failure of these customers to place additional orders or to maintain these contracts with us for any reason, including any downturn in their business or financial condition, or our inability to renew our contracts with these customers or obtain new contracts when they expire, could materially harm our business and impair the value of our common stock.
If Our Customers Experience Financial or Other Difficulties, Our Business Could Be Materially Harmed
     A number of our commercial customers have in the past, and may in the future, experience financial difficulties. Many of our commercial customers face risks that are similar to those we encounter, including risks associated with market growth, product defects, acceptance by the market of products and services, and the ability to obtain sufficient capital. Further, many of our customers that provide satellite based services (including WildBlue, Telesat, Intelsat, Shin Satellite, Eutelsat and ARINC) could be materially affected by a satellite failure as well as by partial satellite failure, satellite performance degradation, satellite manufacturing errors, and other failures resulting from operating satellites in the harsh space environment. We cannot assure you that our customers will be successful in managing these risks. If our customers do not successfully manage these types of risks, it could impair our ability to generate revenues, collect amounts due from these customers and materially harm our business.
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
Our Development Contracts May Be Difficult for Us to Comply With and May Expose Us to Third-Party Claims for Damages
     We are often party to government and commercial contracts involving the development of new products. We derived approximately 20% of our revenues in fiscal year 2008, 24% of our revenues in fiscal year 2007 and 25% of our revenues in fiscal year 2006 from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones. In the past, when we have not complied with the performance obligations or project milestones in a contract, generally, the other party has not elected to terminate the contract or seek damages from us. However, we cannot assure you in the future other parties will not terminate their contracts or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

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
     We cannot assure you our product or technology development efforts for communications products will be successful or any new products and technologies we develop, will achieve sufficient market acceptance. We may experience difficulties that could delay or prevent us from successfully selecting, developing, manufacturing or marketing new products or enhancements. In addition, defects may be found in our products after we begin deliveries that could result in the delay or loss of market acceptance. If we are unable to design, manufacture, integrate and market profitable new products for existing or emerging communications markets, it could materially harm our business and impair the value of our common stock.
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
Because Our Products are Complex and are Deployed in Complex Environments, Our Products May Have Defects That We Discover Only After Full Deployment, Which Could Seriously Harm Our Business
     We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software typically contains defects or programming flaws that can unexpectedly interfere with expected operations. In addition, our products are complex and are designed to be deployed across complex networks. Because of the nature of these products, there is no assurance that our pre-shipment testing programs will be adequate to detect all defects. As a result, our customers may discover errors or defects in our hardware or software, or our products may not operate as expected, after they have been fully deployed. If we are unable to cure a product defect, we could experience damage to our reputation, reduced customer satisfaction, loss of existing customers and failure to attract new customers, failure to achieve market acceptance, reduced sales opportunities, loss of revenue and market share, increased service and warranty costs, diversion of development resources, legal actions by our customers, and increased insurance costs. Defects, integration issues or other performance problems in our products could also result in financial or other damages to our customers. Our customers could seek damages for related losses from us, which could seriously harm our business, financial condition and results of operations. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly. The occurrence of any of these problems would seriously harm our business, financial condition and results of operations.

     We May Experience Losses from Our Fixed-Price Contracts
     Approximately 86% of our revenues in fiscal year 2008, 84% of our revenues in fiscal years 2007, and 88% of our revenues in 2006 were derived from government and commercial contracts with fixed prices. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. In the past, we have experienced significant cost overruns and losses on fixed price contracts. We believe a high percentage of our contracts will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.
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

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions and Currency Fluctuations
     Approximately 18% of our revenues in fiscal year 2008, 16% of our revenues in fiscal year 2007 and 18% of our revenues in fiscal year 2006 were derived from international sales. We anticipate international sales will account for an increasing percentage of our revenues over the next several years. Many of these international sales may be denominated in foreign currencies. Because we do not currently engage in nor do we anticipate engaging in material foreign currency hedging transactions related to international sales, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.
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
Our Operating Results are Difficult to Predict and the Market Price of Our Common Stock May Be Volatile
     Our operating results have varied significantly from quarter to quarter in the past and may continue to do so in the future. The factors that cause our quarter-to-quarter operating results to be unpredictable include:
•	a complex and lengthy procurement process for most of our customers or potential customers,

•	changes in the levels of research and development spending, including the effects of associated tax credits,

•	cost overruns on fixed price development contracts,

•	the difficulty in estimating costs over the life of a contract, which may require adjustment in future periods,

•	the timing, quantity and mix of products and services sold,

•	price discounts given to some customers,

•	market acceptance and the timing of availability of our new products,

•	the timing of customer payments for significant contracts,

•	one time charges to operating income arising from items such as acquisition expenses, impairment of assets and write-offs of assets related to customer non-payments or obsolescence,

•	the failure to receive an expected order or a deferral of an order to a later period, and

•	general economic and political conditions.
     Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition that could adversely affect our stock price. In addition, public stock markets have experienced, and may in the future experience, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In addition, it is likely that in one or more future quarters our results may fall below the expectations of analysts and investors. In this event, the trading price of our common stock would likely decrease.
Our Reliance on U.S. Government Contracts Exposes Us to Significant Risks
     Our government systems segment revenues were approximately 56% of our revenues in fiscal year 2008, 54% of our revenues in fiscal year 2007 and 50% of our revenues in fiscal year 2006, and were derived from U.S. government applications. Our U.S. government business will continue to represent a significant portion of our revenues for the foreseeable future. U.S. government business exposes us to various risks, including:
•	unexpected contract or project terminations or suspensions,

•	unpredictable order placements, reductions or cancellations,

•	reductions in government funds available for our projects due to government policy changes, budget cuts and contract adjustments,

•	the ability of competitors to protest contractual awards,

•	penalties arising from post-award contract audits,

•	the reduction in the value of our contracts as a result of the routine audit and investigation of our costs by U.S. government agencies,

•	higher-than-expected final costs, particularly relating to software and hardware development, for work performed under contracts where we commit to specified deliveries for a fixed price,

•	limited profitability from cost-reimbursement contracts under which the amount of profit is limited to a specified amount, and

•	unpredictable cash collections of unbilled receivables that may be subject to acceptance of contract deliverables by the customer and contract close-out procedures, including government approval of final indirect rates.
     In addition, substantially all of our U.S. government backlog scheduled for delivery can be terminated at the convenience of the U.S. government because our contracts with the U.S. government typically provide that orders may be terminated with limited or no penalties. If we are unable to address any of the risks described above, or if we were to lose all or a substantial portion of our sales to the U.S. government, it could materially harm our business and impair the value of our common stock.

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
Recent Disruptions in the Financial Markets Could Affect Our Ability to Obtain Debt or Equity Financing On Reasonable Terms, or At All
     We may wish to refinance our existing credit facility or raise capital to finance business expansion activities, and our ability to raise debt or equity capital in the public or private markets could be impaired by various factors. For example, U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing indebtedness on favorable terms, or at all. These events in the credit markets have also had an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our financial results.

We Expect to Incur Research and Development Costs, Which Could Significantly Reduce Our Profitability
     Our future growth depends on penetrating new markets, adapting existing communications products to new applications, and introducing new communications products that achieve market acceptance. Accordingly, we are actively applying our communications expertise to design and develop new hardware and software products and enhance existing products. We spent $32.3 million in fiscal year 2008, $21.6 million in fiscal year 2007 and $15.8 million in fiscal year 2006 in research and development activities. We expect to continue to spend discretionary funds on research and development in the near future. The amount of funds spent on research and development projects is dependent on the amount and mix of customer funded development, the types of technology being developed and the affordability of the technology being developed. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the near future. Our research and development program may not produce successful results, which could materially harm our business and impair the value of our common stock.
Our Ability to Protect Our Proprietary Technology is Limited
     Our success depends significantly on our ability to protect our proprietary rights to the technologies we use in our products and services. If we are unable to protect our proprietary rights adequately, our competitors could use the intellectual property we have developed to enhance their own products and services, which could materially harm our business and impair the value of our common stock. We generally rely on a combination of copyrights, patents, trademarks and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our technology is difficult, and we do not know whether the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as extensively as in the United States. While we are not dependent on any individual patents, if we are unable to protect our proprietary rights, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time and effort required to create the innovative products. Also, we have delivered certain technical data and information to the U.S. government under procurement contracts, and it may have unlimited rights to use that technical data and information. There can be no assurance that the U.S. government will not authorize others to use that data and information to compete with us.
We May be Subject to Intellectual Property Infringement Claims That are Costly and Time Consuming to Defend and Could Restrict Our Ability to Conduct Business
     Litigation may often be necessary to protect our intellectual property rights and trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. We believe infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will likely be asserted against us in the future. The asserted claims or initiated litigation can include claims against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products, or components of those products. Regardless of the merit of these claims, intellectual property litigation can be time consuming and result in costly litigation and diversion of technical and management personnel. Any such litigation could force us to stop selling, incorporating or using our products that include the challenged intellectual property, or redesign those products that use the technology. In addition, if a party accuses us of infringing upon its proprietary rights, we may have to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all. If we are unsuccessful in any such litigation, we could be subject to significant liability for damages and loss of our proprietary rights. Any of these results could have a material adverse effect on our business, financial condition and results of operations. If our products are found to infringe upon the rights of third parties, we may be forced to incur substantial costs to develop alternative products. We cannot assure you we would be able to develop alternative products or, if these alternative products were developed, they would perform as required or be accepted in the applicable markets.
We Rely on the Availability of Third Party Licenses
     Many of our products are designed to include software or other intellectual property licensed from third parties. It may be necessary in the future to seek or renew licenses relating to various elements of the technology used to develop these products. We cannot assure you that our existing and future third-party licenses will be available to us on commercially reasonable terms, if at all. Our inability to maintain or obtain any third-party license required to sell or develop our products and product enhancements could require us to obtain substitute technology of lower quality or performance standards, or at greater cost.

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
     Furthermore, to complete future acquisitions we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could cause our earnings per share to decline. Mergers and acquisitions are inherently risky and subject to many factors outside of our control, and we cannot be certain that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. We do not know whether we will be able to successfully integrate the businesses, products, technologies or personnel that we might acquire in the future or that any strategic investments we make will meet our financial or other investment objectives. Any failure to do so could seriously harm our business, financial condition and results of operations.
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
Adverse Regulatory Changes Could Impair Our Ability to Sell Products
     Our products are incorporated into wireless communications systems that must comply with various domestic and foreign government regulations, including those of the FCC. In addition, we operate and provide services to customers through the use of several satellite earth hub stations, which are licensed by regulatory authorities such as the FCC. Regulatory changes, including changes in the allocation of available frequency spectrum and in the military standards and specifications that define the current satellite networking environment, could materially harm our business by (1) restricting development efforts by us and our customers, (2) making our current products less attractive or obsolete, or (3) increasing the opportunity for additional competition. Changes in, or our failure to comply with, applicable regulations could materially harm our business and impair the value of our common stock. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for these products and services, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this government approval process have caused and may continue to cause our customers to cancel, postpone or reschedule their installation of communications systems. This, in turn, may have a material adverse effect on our sales of products to our customers.
Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence Over Matters Requiring Stockholder Approval
     As of May 20, 2008, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 16% of our common stock. Accordingly, these stockholders may be able to influence substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of our company even if such a transaction would be beneficial to our other stockholders.
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
Adverse Resolution of Litigation May Harm Our Operating Results or Financial Condition
     We are a party to various lawsuits and claims in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results and financial condition. For additional information regarding litigation in which we are involved, see Item 3, “Legal Proceedings,” contained in Part I of this report.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our worldwide headquarters are located at our Carlsbad, California campus, consisting of approximately 380,000 square feet, under leases expiring between 2008 and 2020. In addition to our Carlsbad campus, we have facilities consisting of (1) approximately 20,000 square feet in San Diego, California under a lease expiring in 2015, (2) approximately 146,000 square feet in Duluth, Georgia under a lease expiring in 2016, (3) approximately 45,000 square feet in Germantown, Maryland with a lease expiring in 2011, (4) approximately 34,000 square feet in Gilbert, Arizona under a lease expiring in 2012 and (5) approximately 34,000 square feet in Cleveland, Ohio under a lease expiring in 2016. We also maintain offices or a sales presence in Arlington (Virginia), Linthicum Heights (Maryland), Boston (Massachusetts), Australia, China, Canada, India, Italy, Switzerland and Spain. Although we believe that our existing facilities are suitable and adequate for our present purposes, we expect to expand our Carlsbad campus to include an additional 136,000 square feet of leased space, and we anticipate operating additional regional sales offices in fiscal year 2009 and beyond. Each of our segments uses each of these facilities.

ITEM 3. LEGAL PROCEEDINGS
     We are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position or liquidity. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations for the period in which the ruling occurs, or future periods.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
     Our common stock is traded on the Nasdaq Global Select Market under the symbol “VSAT.” The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock as reported by Nasdaq.

	High	Low
Fiscal 2007
First Quarter	$30.83	$23.65
Second Quarter	28.21	22.32
Third Quarter	30.45	24.36
Fourth Quarter	36.00	27.88
Fiscal 2008
First Quarter	$35.87	$29.61
Second Quarter	32.97	25.20
Third Quarter	36.49	28.23
Fourth Quarter	34.98	19.20
     As of May 20, 2008 there were 899 holders of record of our common stock. A substantially greater number of holders of ViaSat common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividend Policy
     To date, we have neither declared nor paid any dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operation and development of our business and, therefore, do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors, subject to any applicable restrictions under our debt and credit agreements, and will be dependent upon our financial condition, results of operations, capital requirements, general business condition and such other factors as the Board of Directors may deem relevant.
Recent Sales of Unregistered Securities
     There were no unregistered sales of equity securities during fiscal year 2008.

ITEM 6. SELECTED FINANCIAL DATA
     The following table provides our selected financial information for each of the fiscal years in the five-year period ended March 28, 2008. The data as of and for each of the fiscal years in the five-year period ended March 28, 2008 have been derived from our audited financial statements. You should consider the financial statement data provided below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes which are included elsewhere in this Annual Report. All amounts shown are in thousands, except per share data.

	March 28,	March 30,	March 31,	April 1,	April 2,
Years Ended	2008	2007	2006	2005	2004
Statement of Income Data:
Revenues	$574,650	$516,566	$433,823	$345,939	$278,579
Operating expenses:
Cost of revenues	413,520	380,092	325,271	262,260	206,327
Selling, general and administrative	76,365	69,896	57,059	48,631	38,800
Independent research and development	32,273	21,631	15,757	8,082	9,960
Amortization of acquired intangible assets	9,562	9,502	6,806	6,642	7,841

Income from operations	42,930	35,445	28,930	20,324	15,651
Interest income (expense), net	5,155	1,741	(200)	304	(346)

Income before income taxes and minority interest	48,085	37,186	28,730	20,628	15,305
Provision for income taxes	13,521	6,755	5,105	1,246	2,015
Minority interest in net earnings of subsidiary, net of tax	1,051	265	110	115	122

Net income	$33,513	$30,166	$23,515	$19,267	$13,168

Basic net income per share	$1.11	$1.06	$0.87	$0.72	$0.50

Diluted net income per share	$1.04	$0.98	$0.81	$0.68	$0.48

Shares used in computing basic net income per share	30,232	28,589	27,133	26,749	26,257

Shares used in computing diluted net income per share	32,224	30,893	28,857	28,147	27,558

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$125,219	$103,392	$36,887	$14,741	$18,670
Working capital	248,251	187,406	152,907	138,859	107,846
Total assets	551,094	483,939	365,069	301,825	272,682
Other liabilities	17,290	13,273	7,625	3,911	2,944
Total stockholders’ equity	404,140	348,795	263,298	226,283	202,475
     Net income for fiscal year 2008 and 2007 included stock-based compensation expense of approximately $7.1 million and $5.0 million, respectively, recorded under Statement of Financial Accounting Standards No. 123 (SFAS 123R), “Share-Based Payment” adopted on April 1, 2006 and upon our review of stock option grant procedures in fiscal year 2007.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     We are a leading producer of innovative satellite and other wireless communications and networking systems to government and commercial customers. Our ability to apply technologies between government and commercial customers combined with our diversification of technologies, products and customers, provides us with a strong foundation to sustain and enhance our leadership in advanced wireless communications and networking technologies. Based on our history and extensive experience in complex defense communications systems, we have developed the capability to design and implement innovative communications solutions, which enhance bandwidth utilization by applying our sophisticated networking and digital signal processing techniques. Our goal is to leverage our advanced technology and capabilities to capture a considerable share of the networking and global satellite communications equipment and services segment of the broadband communications market for both government and commercial customers.
     Our internal growth to date has historically been driven largely by our success in meeting the need for advanced communications products for our government and commercial customers. By developing cost-effective communications solutions incorporating our advanced technologies, we have continued to grow the markets for our products and services.
     In fiscal year 2008, we announced a change in the composition of our segments to reflect the realignment of the organization with our recent strategic initiatives. We conduct our business through three segments: government systems, commercial networks and satellite services. Prior fiscal year information has been recast to facilitate comparisons to the newly established reportable segments.
     Government Systems
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
     Commercial Networks
     The commercial networks segment offers an end-to-end capability to provide customers with a broad range of satellite communication and other wireless communications equipment solutions including:
•	Consumer broadband products and solutions to customers based on DOCSIS® or DVB-RCS-based technology,

•	Mobile broadband products and systems for airborne, maritime and ground mobile broadband applications,

•	Enterprise VSAT networks products,

•	Satellite networking systems design and technology development, and

•	Antenna systems for commercial and defense applications and customers.
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

     Satellite Services
     Satellite services segment encompasses three primary areas: managed broadband services, mobile broadband services and wholesale bandwidth services. For everyday enterprise networking or backup protection for primary networks, our managed broadband service provides a combination of terrestrial and satellite connections through an around-the-clock call center and network management operation to ensure customer network availability and reliable digital satellite communications. Our mobile broadband service includes network management services for our customers who utilize our Arclight-based mobile communication systems, also through our network management center. In 2008, we began construction of a high-speed Ka-band satellite in order to provide wholesale broadband services over North America. We currently plan to launch this satellite in early 2011 and introduce service later in 2011.
     Sources of Revenues
     To date, our ability to grow and maintain our revenues has depended on our ability to identify and target markets where the customer places a high priority on the technology solution, and obtaining additional sizable contract awards. Due to the nature of this process, it is difficult to predict the probability and timing of obtaining awards in these markets.
     Our products are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Historically, fixed-price contracts, which require us to provide products and services under a contract at a specified price, comprised approximately 86%, 84% and 88% of our revenues for fiscal years 2008, 2007 and 2006, respectively. The remainder of our annual revenue was derived from cost-reimbursement contracts, under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit, and from time-and-materials contracts which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services.
     Historically, a significant portion of our revenues are from contracts for the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development were approximately $112.2 million or 20% of our total revenues during fiscal year 2008, $122.9 million or 24% of our total revenues during fiscal year 2007, and $109.5 million or 25% of our total revenues during fiscal year 2006.
     We also incur independent research and development expenses, which are not directly funded by a third party. Independent research and development expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development programs. Independent research and development expenses were approximately 6% of revenues during fiscal year 2008 and 4% of revenues during fiscal years 2007 and 2006. As a government contractor, we are able to recover a portion of our independent research and development expenses pursuant to our government contracts.
Executive Summary
     We develop, manufacture and provide services related to satellite ground systems and other related government and commercial digital communication and networking equipment. Our products are generally highly complex and have a concept-to-market timeline of several months to several years. The development of products where customers expect state-of-the-art results requires an exceptionally talented and dedicated engineering workforce. Since inception, we have been able to attract, develop and retain engineers who support our business and customer objectives, while experiencing low turnover (relative to our industry). The consistency and depth of our engineering workforce has enabled us to develop leading edge products and solutions for our customers.
     Our annual awards have progressively grown from approximately $200 million to approximately $560 million over the past six years. The awards growth each of the past five years and the conversion of certain of the awards has contributed to our revenue growth.
     During fiscal year 2008, we completed the acquisition of all of the outstanding capital stock of JAST, S.A. (JAST), a Switzerland based, privately-held developer of microwave circuits and antennas for terrestrial and satellite applications, specializing in small, low-profile antennas for mobile satellite communications. The acquisition was accounted for as a purchase and accordingly, the consolidated financial statements include the operating results of JAST from the date of acquisition in our commercial networks segment.
     During our fiscal years 2006 and 2007, we completed the acquisitions of Efficient Channel Coding, Inc. (ECC), Enerdyne Technologies, Inc. (Enerdyne) and Intelligent Compression Technologies, Inc. (ICT). The acquisitions were accounted for as purchases and accordingly, the operating results of ECC, Enerdyne and ICT have been included from the dates of acquisition in our consolidated financial statements.

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
     Revenue recognition
     A substantial portion of our revenues are derived from long-term contracts requiring development and delivery of products over time and often contain fixed-price purchase options for additional products. Certain of these contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Sales and earnings under these contracts are recorded based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract or as products are shipped under the units-of-delivery method.
     The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. In the fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006, we recorded losses of approximately $7.9 million, $4.5 million and $5.1 million, respectively, related to loss contracts.
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
     We believe that we have established appropriate systems and processes to enable us to reasonably estimate future cost on our programs through regular quarterly evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis. However, a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. For example, a one percent variance in our future cost estimates on open fixed-price contracts as of March 28, 2008 would change our pre-tax income by approximately $361,000.
     We also have contracts and customer purchase orders where revenue is recorded on delivery of products in accordance with SAB 104, “Staff Accounting Bulletin No. 104: Revenue Recognition.” In this situation, contracts and customer purchase orders are used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment, and assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.
     When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value in accordance with Emerging Issues Task Force 00-21 (EITF 00-21), “Accounting for Multiple Element Revenue Arrangements,” and recognized when the applicable revenue recognition criteria for each element are met. The amount of product and service revenue recognized is impacted by our judgments as to whether an arrangement includes multiple elements and, if so, whether objective and reliable evidence of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish objective and reliable evidence for those elements could affect the timing of the revenue recognition.

     Accounting for stock-based compensation
     At March 28, 2008, we had stock-based compensation plans described in Note 5 to the Consolidated Financial Statements. We grant options to purchase our common stock and award restricted stock units to our employees and directors under our equity compensation plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our employee stock purchase plan. The benefits provided under these plans are stock-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (SFAS 123R), “Share-Based Payment.” Effective April 1, 2006, we used the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for estimating the value of stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date, which are subsequently modified or cancelled. Under the modified prospective application method, prior periods are not revised for comparative purposes. Stock-based compensation expense recognized under SFAS 123R for the fiscal year ended March 28, 2008 was $3.9 million, $2.4 million and $838,000 for employee stock options (including stock options assumed in business combination), restricted stock units and the employee stock purchase plan, respectively. Stock-based compensation expense recognized under SFAS 123R for the fiscal year ended March 30, 2007 was $1.9 million, $1.2 million and $782,000 for employee stock options, restricted stock units and the employee stock purchase plan, respectively. At March 28, 2008, there was $9.3 million, $6.3 million and $257,000 in unrecognized compensation expense related to non-vested stock options, restricted stock units and the employee stock purchase plan, respectively, which is expected to be recognized over a weighted average period of 2.7 years, 2.6 years and less than six months, respectively.
     Upon adoption of SFAS 123R, we began estimating the value of stock option awards on the date of grant using a Black-Scholes option-pricing model (Black-Scholes model). Prior to the adoption of SFAS 123R, the value of all stock-based awards was estimated on the date of grant using the Black-Scholes model as well for the pro forma information required to be disclosed under SFAS 123. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.
     If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate stock-based compensation under SFAS 123R. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our stock-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee stock-based awards is determined in accordance with SFAS 123R, the SEC’s Staff Accounting Bulletin No. 107 (SAB 107), “Share-Based Payment” and SAB No. 110 (SAB 110), “Year-End Help For Expensing Employee Stock Options,” using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
     Estimates of stock-based compensation expense can be significant to our financial statements, but this expense is based on option valuation models and will never result in the payment of cash by us. The guidance in SFAS 123R, SAB 107 and SAB 110 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

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
     The expected life of employee stock options represents the calculation using the “simplified” method for “plain vanilla” options applied consistently to all “plain vanilla” options, consistent with the guidance in SAB 107. In December 2007, the Securities and Exchange Commission (SEC) issued SAB110 to amend the SEC’s views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS 123R. Due to significant changes in our option terms in October of 2006 and lack of sufficient history, we will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110. For the expected option life, we have what SAB 107 defines as “plain-vanilla” stock options, and therefore use a simple average of the vesting period and the contractual term for options as permitted by SAB 107. The weighted average expected life of employee stock options granted during the fiscal year ended March 28, 2008, derived from the “simplified” method was 4.2 years. The expected term or life of employee stock purchase rights issued represents the expected period of time from the date of grant to the estimated date that the stock purchase right under our employee stock purchase plan would be fully exercised.
     Allowance for doubtful accounts
     We make estimates of the collectibility of our accounts receivable based on historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a significant portion of our sales has been to the U.S. government. More recently, commercial customers comprise a larger part of our revenues. Our accounts receivable balance was $155.5 million, net of allowance for doubtful accounts of $310,000, as of March 28, 2008 and our accounts receivable balance was $139.8 million, net of allowance for doubtful accounts of $1.2 million, as of March 30, 2007.
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

     We estimate the fair values of the related operations using discounted cash flows and other indicators of fair value. We base the forecast of future cash flows on our best estimate of the future revenues and operating costs, which we derive primarily from existing firm orders, expected future orders, contracts with suppliers, labor agreements, and general market conditions. Changes in these forecasts could cause a particular reporting unit to either pass or fail the first step in the SFAS 142 goodwill impairment model, which could significantly influence whether a goodwill impairment needs to be recorded. We adjust the cash flow forecasts by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation. In applying the first step, which is identification of any impairment of goodwill, no impairment of goodwill has resulted.
     Satellite and other property and equipment
     Satellite and other property and equipment are stated at cost, net of accumulated depreciation, except for construction-in-progress projects. Currently, we have one satellite under construction, ViaSat-1. Costs are capitalized as incurred and include construction, launch and insurance. Satellite construction and launch services are generally procured under long-term contracts that provide for payments by us over the contract periods. Satellite construction and launch services costs are capitalized to reflect progress toward completion, which typically coincides with contract milestone payment schedules. Insurance premiums related to satellite launches and subsequent in-orbit testing are capitalized and amortized over the estimated useful lives of the satellite. Performance incentives payable in future periods are dependent on the continued satisfactory performance of the satellite in service.
     Impairment of long-lived assets (property and equipment and other intangible assets)
     In accordance with SFAS No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess potential impairments to our long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. We have not identified any such impairments.
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
     On March 31, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.
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

Valuation allowance on deferred tax assets
     Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with SFAS 109, net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We maintained a valuation allowance of $969,000 and $403,000 against deferred tax assets at March 28, 2008 and March 30, 2007, respectively, relating to state net operating loss carryforwards and research credit carryforwards available to reduce state income taxes.
Results of Operations
     The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

Years Ended	March 28, 2008	March 30, 2007	March 31, 2006
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	72.0	73.6	75.0
Selling, general and administrative	13.3	13.5	13.1
Independent research and development	5.6	4.2	3.6
Amortization of intangible assets	1.6	1.8	1.6

Income from operations	7.5	6.9	6.7
Income before income taxes	8.4	7.2	6.6
Provision for income taxes	2.4	1.3	1.2

Net income	5.8	5.8	5.4

Fiscal Year 2008 Compared to Fiscal Year 2007
     Revenues.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 28, 2008	March 30, 2007	(Decrease)	(Decrease)
(In millions, except percentages)
Revenues	$574.7	$516.6	$58.1	11.2%
     The increase in revenues from $516.6 million to $574.7 million was due to higher customer awards received during our fiscal year 2008 of $560.0 million compared to $525.0 million in fiscal year 2007 and the conversion of certain of those awards into revenues. Increased revenues were experienced in all three of our government systems, commercial networks and satellite services segments. The revenue increase in our government systems segment was primarily derived from increased sales of next generation military satellite communication systems of approximately $25.3 million, tactical data link products of approximately $5.9 million, video data link systems of approximately $4.1 million, certain government information assurance products of approximately $2.4 million and $3.3 million from Trellisware, our majority owned subsidiary. Our commercial networks segment revenue increase was primarily derived from increased sales of consumer broadband products of approximately $23.7 million and $14.8 million in higher sales from our antenna systems products, offset by a $25.3 million reduction in enterprise VSAT product sales.
     Cost of Revenues.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 28, 2008	March 30, 2007	(Decrease)	(Decrease)
	(In millions, except percentages)
Cost of Revenues	$413.5	$380.1	$33.4	8.8%
Percentage of revenues	72.0%	73.6%
     The increase in cost of revenues from $380.1 million to $413.5 million was primarily due to our increased revenues. However, we did experience a decrease in the cost of revenues as a percent of revenues from 73.6% in the prior year to 72.0% in the current year. This improvement was primarily due to product cost reductions in our consumer and mobile broadband products totaling approximately $6.7 million and better program performance in our antenna systems product group totaling approximately $6.0 million. Cost of revenues in each of fiscal year 2008 and fiscal year 2007 included approximately $1.8 million in stock-based compensation expense, respectively. Cost of revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competition, new product introduction costs and other factors.

Selling, General and Administrative Expenses.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 28, 2008	March 30, 2007	(Decrease)	(Decrease)
	(In millions, except percentages)
Selling, General and Administrative	$76.4	$69.9	$6.5	9.3%
Percentage of revenues	13.3%	13.5%
     The increase in selling, general and administrative (SG&A) expenses year over year is primarily attributable to higher support costs of approximately $1.0 million and higher selling and proposal costs of approximately $4.6 million to support our anticipated future revenue growth and approximately $4.7 million in stock-based compensation expense recorded in fiscal year 2008 versus $2.9 million in fiscal year 2007.
     SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government, commercial and satellite service sales opportunities.

     Independent Research and Development.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 28, 2008	March 30, 2007	(Decrease)	(Decrease)
		(In millions, except percentages)
Independent Research and Development	$32.3	$21.6	$10.6	49.2%
Percentage of revenues	5.6%	4.2%
     The increase in independent research and development (IR&D) expenses reflects year over year increases derived from the government systems segment of $6.5 million and the commercial networks segment of $4.1 million. The higher IR&D expenses were principally for the development of next generation information assurance, UAV technology, next generation broadband equipment and mobile antenna technologies and reflect our recognition of certain opportunities in these markets and the need to invest in the development of new technologies to meet these opportunities.
     Amortization of Intangible Assets. The intangible assets from prior acquisitions are being amortized over estimated useful lives ranging from eight months to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized.
     The expected amortization expense of long-lived acquired intangible assets for the next five fiscal years is as follows:

Amortization
(In thousands)
Expected for fiscal year 2009	$8,821
Expected for fiscal year 2010	5,588
Expected for fiscal year 2011	4,826
Expected for fiscal year 2012	3,600
Expected for fiscal year 2013	1,047
Thereafter	1,595

$25,477

     Interest Income. Interest income increased to $5.7 million for fiscal year 2008 from $2.2 million for fiscal year 2007 due to higher average invested cash balances year over year.
     Interest Expense. Interest expense increased to $557,000 for fiscal year 2008 from $448,000 for fiscal year 2007, primarily due to the accretion of interest on a borrowing agreement entered into in the fourth quarter of fiscal year 2007. Commitment fees on our line of credit availability remained the same year over year. At March 28, 2008 and March 30, 2007, we had no outstanding borrowings under our line of credit.
     Provision for Income Taxes. The increase in the effective rate for fiscal year 2008 compared to fiscal year 2007 was primarily due to reduced federal tax credits in fiscal year 2008 as the research credit was available for only nine months in fiscal year 2008 compared to fifteen months in fiscal year 2007 due to reinstatement of the credit retroactively to January 1, 2006.
Our Segment Results Fiscal Year 2008 Compared to Fiscal Year 2007
     Government Systems Segment
     Revenues.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 28, 2008	March 30, 2007	(Decrease)	(Decrease)
(In millions, except percentages)
Revenues	$319.5	$278.4	$41.2	14.8%
     Our government systems segment revenues increased primarily due to a higher beginning backlog and the receipt of $306.2 million in awards during fiscal year 2008. The $41.2 million revenue increase was comprised of higher year over year sales of approximately $25.3 million in next generation military satellite communication systems, approximately $5.9 million from tactical data link products, approximately $4.1 million from sales of video data link systems, approximately $2.4 million from certain government information assurance products and $3.3 million increase in sales at Trellisware, our majority owned subsidiary.

      Segment Operating Profit.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 28, 2008	March 30, 2007	(Decrease)	(Decrease)
		(In millions, except percentages)
Segment operating profit	$45.8	$42.8	$3.0	7.0%
Percentage of segment revenues	14.3%	15.4%
     Government systems segment operating profits increased primarily due to the increased revenues of $41.2 million offset by additional IR&D spending of $6.5 million and growth in SG&A expenses of $4.0 million from higher selling and support costs, and additional non-cash stock based compensation charges of $821,000.
      Commercial Networks Segment
     Revenues.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 28, 2008	March 30, 2007	(Decrease)	(Decrease)
(In millions, except percentages)
Revenues	$248.3	$231.5	$16.8	7.2%
     Our commercial networks segment revenue growth was primarily derived from higher consumer broadband sales of approximately $23.7 million combined with $14.8 million in higher sales from our antenna systems products. These increases were offset by a $25.3 million reduction in enterprise VSAT product sales generating total year over year commercial networks segment increases of $16.8 million.
     Segment Operating Profit.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 28, 2008	March 30, 2007	(Decrease)	(Decrease)
		(In millions, except percentages)
Segment operating profit	$9.8	$4.3	$5.5	129.1%
Percentage of segment revenues	3.9%	1.8%
     Operating profit increases of $5.5 million in our commercial network segment were primarily driven by improved performance of consumer broadband products which contributed to product cost reductions of approximately $6.7 million year over year. This was offset by a decrease in operating profit associated with reduced enterprise VSAT product sales and an increase in non-cash stock based compensation expense of approximately $1.3 million.
      Satellite Services Segment
     Revenues.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 28, 2008	March 30, 2007	(Decrease)	(Decrease)
(In millions, except percentages)
Revenues	$6.8	$6.7	$0.1	1.9%
     Our emerging satellite services segment experienced revenues relatively flat year over year. These revenues were primarily derived from service arrangements supporting both the mobile broadband and enterprise managed networks services markets.

     Segment Operating Loss.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 28, 2008	March 30, 2007	(Decrease)	(Decrease)
		(In millions, except percentages)
Segment operating loss	$(2.9)	$(1.7)	$(1.2)	(67.8)%
Percentage of segment revenues	(41.8)%	(25.4)%
     The increase in satellite services segment operating losses of $1.2 million was primarily driven by the write off of a certain receivable due to a customer bankruptcy in our managed broadband services business.
Fiscal Year 2007 Compared to Fiscal Year 2006
     Revenues.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 30, 2007	March 31, 2006	(Decrease)	(Decrease)
(In millions, except percentages)
Revenues	$516.6	$433.8	$82.7	19.1%
     The increase in revenues of $82.7 million was due to the higher customer awards received in the past two fiscal years consisting of $525.0 million in fiscal year 2007 and $443.7 million in fiscal year 2006 and the conversion of certain of those awards into revenues. Increased revenues were experienced in all three of our segments: government systems, commercial networks and satellite services. Growth was primarily derived from increased sales of approximately $27.2 million of certain government information assurance products, approximately $26.3 million of consumer broadband products sales, approximately $21.0 million of certain tactical data link products and the addition of $9.1 million in sales of video data link systems from the acquisition of Enerdyne in fiscal year 2007. These increases were offset by certain mobile broadband product sales decreasing by approximately $9.8 million.
      Cost of Revenues.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 30, 2007	March 31, 2006	(Decrease)	(Decrease)
		(In millions, except percentages)
Cost of Revenues	$380.1	$325.3	$54.8	16.9%
Percentage of revenues	73.6%	75.0%
     Our cost of revenues growth from $325.3 million to $380.1 million was primarily due to our increased revenues. However, we did experience a decrease in the cost of revenues as a percent of revenues from 75.0% in the prior year to 73.6% in the current year. This improvement was primarily due to product cost reductions in our consumer broadband products totaling approximately $12.8 million for the fiscal year 2007 compared to the fiscal year 2006. These cost reductions were offset by overall product cost of revenue increases totaling approximately $9.8 million in our government systems segment and approximately $2.5 million from our antenna systems products. Cost of revenues for the fiscal year 2007 included approximately $1.8 million in stock based compensation expense and $701,000 related to the accelerated vesting of certain employee stock options in fiscal year 2006. Cost of revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competition, new product introduction costs and other factors.
Selling, General and Administrative Expenses.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 30, 2007	March 31, 2006	(Decrease)	(Decrease)
		(In millions, except percentages)
Selling, General and Administrative	$69.9	$57.1	$12.8	22.5%
Percentage of revenues	13.5%	13.1%
     Our SG&A expenses increased year over year primarily due to higher selling and marketing costs of approximately $3.0 million to support our growth in revenues and new customer acquisition efforts. Additionally, we experienced higher support and facility costs related to our expanded operations of approximately $6.9 million and approximately $2.9 million in stock based compensation expense recorded in fiscal year 2007.

      Independent Research and Development.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 30, 2007	March 31, 2006	(Decrease)	(Decrease)
		(In millions, except percentages)
Independent Research and Development	$21.6	$15.8	$5.9	37.3%
Percentage of revenues	4.2%	3.6%
     Year over year increases of $5.9 million in IR&D expenses were driven primarily from additional IR&D efforts in our government systems segment and commercial networks segment of $3.4 million and $2.5 million, respectively. The higher IR&D expenses were principally for the development of new information assurance, military satellite communication and next generation enterprise VSAT products, and reflect our recognition of certain opportunities in these markets and the need to invest in the development of new technologies to meet these opportunities.
     Amortization of Intangible Assets. The intangible assets from prior acquisitions are being amortized over their useful lives ranging from eight months to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized.
     Interest Income. Interest income increased to $2.2 million for fiscal year 2007 from $248,000 for fiscal year 2006 due to higher average invested cash balances year over year and higher interest rates earned.
     Interest Expense. Interest expense was the same, $448,000, for fiscal years 2007 and 2006, primarily from commitment fees on our line of credit availability which remained the same year over year. At March 30, 2007 and March 31, 2006, there were no outstanding borrowings under our line of credit.
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
Our Segment Results Fiscal Year 2007 Compared to Fiscal Year 2006
     Government Systems Segment
     Revenues.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 30, 2007	March 31, 2006	(Decrease)	(Decrease)
(In millions, except percentages)
Revenues	$278.4	$218.4	$60.0	27.5%
     Our fiscal 2007 government systems segment revenues increased primarily due to higher beginning backlog converting to revenue and the receipt of $301.8 million in new awards during fiscal year 2007. The growth was attained through higher year over year government information assurance products sales of approximately $27.2 million, tactical data link products sales, principally MIDS JTRS development program revenue, of approximately $21.0 million, as well as the acquisition of Enerdyne in fiscal year 2007 contributing approximately $9.1 million from sales of video data link products.
     Segment Operating Profit.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 30, 2007	March 31, 2006	(Decrease)	(Decrease)
		(In millions, except percentages)
Segment operating profit	$42.8	$43.5	$(0.7)	(1.5)%
Percentage of segment revenues	15.4%	19.9%
     The slight decrease in government systems segment operating profit dollars was related to higher IR&D expenses of $3.4 million and higher SG&A expenses of $8.7 million from higher selling and support costs. Additional contribution to decrease in operating profit was due to non-cash stock based compensation charges of $2.4 million in fiscal year 2007 and increased cost of revenues as a percent of sales primarily from our MIDS product group totaling approximately $1.8 million. These higher costs were offset by an increase in revenues of $60.0 million from fiscal year 2006 to fiscal year 2007.

      Commercial Networks Segment
     Revenues.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 30, 2007	March 31, 2006	(Decrease)	(Decrease)
(In millions, except percentages)
Revenues	$231.5	$216.5	$15.1	7.0%
     The increase in commercial networks segment revenues reflects higher sales of consumer broadband products of approximately $26.3 million offset by certain mobile broadband sales decreases of approximately $9.8 million. The overall higher sales of commercial networks equipment revenue reflects higher customer awards stemming from greater market acceptance of our products, the conversion of those awards to revenue, more favorable market conditions in the commercial telecommunications market for our products and further development of our consumer satellite broadband systems.
      Segment Operating Profit.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 30, 2007	March 31, 2006	(Decrease)	(Decrease)
		(In millions, except percentages)
Segment operating profit (loss)	$4.3	$(3.4)	$7.7	225.8%
Percentage of segment revenues	1.8%	(1.6)%
     Our operating profit growth of $7.7 million was primarily driven by improved performance of consumer broadband products which contributed to product cost reduction of approximately $12.8 million. This increase was offset by lower margins from our antenna systems products from development cost overruns of approximately $4.4 million. Additionally, our commercial networks segment had increased IR&D expenses of approximately $2.5 million to support development of next generation VSAT equipment and other market opportunities and had increased non-cash stock based compensation expense of approximately $1.1 million.
      Satellite Services Segment
     Revenues.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 30, 2007	March 31, 2006	(Decrease)	(Decrease)
(In millions, except percentages)
Revenues	$6.7	$5.2	$1.5	27.9%
     Our emerging satellite services segment experienced slight increase in revenues year over year. These revenues were primarily derived from service arrangements supporting both the mobile broadband and managed networks services markets.
     Segment Operating Loss.

			Dollar	Percentage
	Years Ended		Increase	Increase
	March 30, 2007	March 31, 2006	(Decrease)	(Decrease)
		(In millions, except percentages)
Segment operating loss	$(1.7)	$(1.1)	$(0.6)	(59.5)%
Percentage of segment revenues	(25.4)%	(20.4)%
     The increase in satellite services segment operating losses of $634,000 was primarily driven by a slight increase in operating costs in our managed broadband services business.

Backlog
     As reflected in the table below, funded and firm (funded plus unfunded) backlog decreased during fiscal year 2008 primarily due to some large contract awards that shifted from fiscal year 2008 into fiscal year 2009. New contract awards in the current fiscal year were a record for the company.

	March 28, 2008	March 30, 2007
	(In millions)
Firm backlog
Government Systems segment	$206.8	$220.0
Commercial Networks segment	154.5	152.8
Satellite Services segment	13.1	15.9

Total	$374.4	$388.7

Funded backlog
Government Systems segment	$186.1	$193.2
Commercial Networks segment	154.5	152.8
Satellite Services segment	13.1	15.9

Total	$353.7	$361.9

Contract options	$39.3	$39.3

     The firm backlog does not include contract options. Of the $374.4 million in firm backlog, approximately $264.6 million is expected to be delivered in fiscal year 2009, and the balance is expected to be delivered in fiscal year 2010 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders. Over the last year, as more of our products have been placed into market, we have seen a greater percentage of awards from book and ship-type orders, resulting in backlog growth rate that is relatively lower than the previous three fiscal years.
     Total new awards for commercial, defense and satellite services products were $560.0 million for fiscal year 2008 compared to $525.0 million for fiscal year 2007.
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
     The backlog amounts presented are comprised of funded and unfunded components. Funded backlog represents the sum of contract amounts for which funds have been specifically obligated by customers to contracts. Unfunded backlog represents future amounts that customers may obligate over the specified contract performance periods. Our customers allocate funds for expenditures on long-term contracts on a periodic basis. Our ability to realize revenues from contracts in backlog is dependent upon adequate funding for such contracts. Although we do not control the funding of our contracts, our experience indicates that actual contract fundings have ultimately been approximately equal to the aggregate amounts of the contracts.
Liquidity and Capital Resources
     We have financed our operations to date primarily with cash flows from operations, bank line of credit financing and equity financing. The general cash needs of our government systems, commercial networks and satellite services segments can vary significantly and depend on the type and mix of contracts (i.e. product or service, development or production, and timing of payments) in backlog, the quality of the customer (i.e. U.S. government or commercial, domestic or international) and the duration of the contract. In addition, for all three of our segments, program performance significantly impacts the timing and amount of cash flows. If a program is performing and meeting its contractual requirements, then the cash flow requirements are usually lower.
     The cash needs of the government systems segment tend to be more a function of the type of contract rather than customer quality. Also, U.S. government procurement regulations tend to restrict the timing of cash payments on the contract. In the commercial networks and satellite services segments, our cash needs are driven primarily by the quality of the customer and the type of contract. The quality of the customer will typically affect the specific contract cash flow and whether financing instruments are required by the customer. In addition, the commercial networks and satellite services environment tends to provide for more flexible payment terms with customers, including advance payments.

     Cash provided by operating activities in fiscal year 2008 was $48.3 million as compared to cash provided by operating activities in fiscal year 2007 of $66.7 million. The decrease in cash provided by operating activities in fiscal year 2008 compared to fiscal year 2007 of $18.4 million is primarily related to a year over year increase of operating assets and liabilities of $38.4 million, offset by higher year over year net income of $3.3 million and an increase in adjustments to net income for non-cash add-backs of $16.6 million. Accounts receivable increased by $15.7 million from prior fiscal year-end due to increased shipments in our government systems and commercial networks segments resulting from revenue growth and the achievement of program milestones. At the end of fiscal year 2008, a customer withheld approximately $9.9 million in receivables payments until after year-end and these payments were received shortly after year end. Had we received those payments, accounts receivable would have increased approximately $5.8 million and cash provided by operating activities would have been $58.2 million.
     Cash used in investing activities in fiscal year 2008 was $35.2 million as compared to cash used in investing activities in fiscal year 2007 of $23.0 million. The increase in cash used in investing activities primarily relates to acquisition activities: $8.7 million in cash paid to certain former ECC stockholders under the terms of the acquisition agreement for ECC, $260,000 in cash paid to former stockholders of Enerdyne under the terms of the Enerdyne acquisition agreement and approximately $851,000 in cash paid for the acquisition of JAST on the closing date under the terms of the JAST acquisition agreement. In addition, approximately $22.8 million in cash outflow relates to capital expenditures for the fiscal year 2008, of which $8.1 million relates to the ViaSat-1 satellite, a $7.3 million increase compared to fiscal year 2007.
     Cash provided by financing activities for fiscal year 2008 was $8.3 million as compared to $22.5 million for fiscal year 2007. The majority of the activity for both years is due to cash received from the exercise of employee stock options, stock purchases through our employee stock purchase plan and cash inflows related to the incremental tax benefit from stock based compensation slightly offset, in fiscal year 2008, by the repurchase of common stock related to net share settlement for certain employee tax liabilities in connection with the vesting of restricted stock unit awards during the third quarter of fiscal year 2008. Fiscal year 2007 also includes $4.7 million related to proceeds from a secured borrowing arrangement, we entered into in the fourth quarter of fiscal year 2007. Under the terms of this agreement, we pledged a note receivable from a customer to serve as collateral for the obligation under a borrowing. The arrangement also included recourse to certain other assets of the company in the event of customer default on the note receivable. No significant guarantees beyond the recourse provisions exist. This secured borrowing arrangement does not qualify as a sale of assets under FAS No. 140 (FAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” as we have continued involvement related to the recourse provisions. As of March 28, 2008, we had $5.0 million of the secured borrowing recorded under accrued liabilities with a carrying value approximating the balance of the secured borrowing. As of March 30, 2007, we had $590,000 of the secured borrowing recorded under accrued liabilities and $4.1 million recorded under other long term liabilities with a carrying value approximating the balance of the secured borrowing. On March 31, 2008, subsequent to our 2008 fiscal year-end, we repaid the secured borrowing.
     On May 23, 2006, in connection with our ECC acquisition, we agreed under the terms of the ECC acquisition agreement to pay the maximum additional consideration amount to the former ECC stockholders in the amount of $9.0 million, which was accrued as of March 30, 2007. The $9.0 million was payable in cash or stock, at our option, in May 2007. Accordingly, on May 30, 2007, we paid approximately $9.0 million of additional cash consideration to the former stockholders of ECC. The additional purchase price consideration of $9.0 million was recorded as additional goodwill in commercial networks segment in the first quarter of fiscal year 2007.
     As of March 30, 2007, in connection with our Enerdyne acquisition and under the terms of the Enerdyne acquisition agreement, we owed an additional consideration amount to the former Enerdyne stockholders in the amount of $5.9 million, which was accrued and recorded as additional goodwill in the government systems segment as of March 30, 2007. The $5.9 million was payable in cash and stock in accordance with certain terms of the arrangement, in May 2007. Accordingly, on May 3, 2007, we paid $5.9 million of additional consideration to the former stockholders of Enerdyne, which was comprised of 170,763 shares of common stock and $260,000 in cash.
     In January 2008, we entered into several agreements with Space Systems/Loral (SS/L), Loral Space & Communications (Loral) and Telesat Canada (Telesat) related to our anticipated high capacity satellite system. Under the satellite construction contract with SS/L, we will purchase ViaSat-1, a new broadband satellite designed by us and to be constructed by SS/L for approximately $209.1 million, subject to purchase price adjustments based on satellite performance. We do not believe the purchase price paid by us to SS/L for the ViaSat-1 satellite will materially change. In addition, we entered into a Beam Sharing Agreement with Loral, whereby Loral is responsible for contributing 15% of the total costs (estimated at approximately $60 million) associated with the ViaSat-1 satellite project. As part of this arrangement, Loral executed a separate contract with SS/L whereby Loral is purchasing the Canadian beams on the ViaSat-1 satellite (Loral Beams) for approximately $36.9 million (15% of the total satellite cost of $246.0 million). In addition, Loral remains responsible under the Beam Sharing Agreement to reimburse us for costs associated with launch, launch and in-orbit insurance, and operating the satellite. The reimbursed costs payable to us from Loral for launch and insurance are expected to be approximately $23.1 million.

     The projected total cost of the ViaSat-1 project, including the satellite, launch, insurance and related gateway infrastructure, through satellite launch is estimated at $420.0 million, and will depend on the timing of the gateway infrastructure roll-out. We have a current strategy that would limit our total required investment. Our equity participation will be similar to our current cash and cash equivalents and the remaining amount would be funded by equity contributions from outside parties and/or debt collateralized by the satellite. Alternatively, we believe we have adequate sources of funding for the project, which includes our cash on hand, available borrowing capacity and the cash we expect to generate over the next few years. We believe this provides us flexibility to execute this project in an appropriate manner and obtain outside equity in the range indicated under terms that we consider reasonable.
     At March 28, 2008, we had $125.2 million in cash, cash equivalents and short-term investments, $248.3 million in working capital and no outstanding borrowings under our line of credit. We had $8.0 million outstanding under standby letters of credit, principally related to contract performance, leaving borrowing availability under our line of credit of $52.0 million. At March 30, 2007, we had $103.4 million in cash, cash equivalents and short-term investments, $187.4 million in working capital and no outstanding borrowings under our line of credit.
     On January 31, 2005, we entered into a three-year, $60 million revolving credit facility (the Facility) which was amended on January 25, 2008, extending the term of the Facility to April 30, 2008 and amended again on April 24, 2008, extending the term of the Facility to July 31, 2008. Borrowings under the Facility are permitted up to a maximum amount of $60 million, including up to $15 million of letters of credit. Borrowings under the Facility bear interest, at our option, at either the lender’s prime rate or at LIBOR (London Interbank Offered Rate) plus, in each case, an applicable margin based on the ratio of our total funded debt to EBITDA (income from operations plus depreciation and amortization). The Facility is collateralized by substantially all of our personal property assets.
     The Facility contains financial covenants that set a minimum EBITDA limit for the twelve-month period ending on the last day of any fiscal quarter at $30 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00. We were in compliance with our loan covenants at March 28, 2008.
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
     Our future capital requirements will depend upon many factors, including the timing of cash required for the ViaSat-1 satellite project and any future broadband satellite project we may engage in, expansion of our research and development and marketing efforts and the nature and timing of orders. Additionally, we will continue to evaluate possible acquisitions of, or investments in complementary businesses, products and technologies which may require the use of cash. We believe that our current cash balances and net cash expected to be provided by operating activities will be sufficient to meet our anticipated operating requirements for at least the next twelve months. However, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position. The sale of additional securities could result in additional dilution of our stockholders. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.
Contractual Obligations
     The following table sets forth a summary of our obligations under operating leases, irrevocable letters of credit, purchase commitments and other long-term liabilities for the periods indicated:

		For the Fiscal Years Ending
	Total	2009	2010-2011	2012-2013	After 2013
	(In thousands)
Operating leases	$135,077	$11,589	$28,464	$27,901	$67,123
Standby letters of credit	7,974	5,620	2,354	—	—
Secured borrowings and accrued interest	5,015	5,015	—	—	—
Purchase commitments including satellite procurement agreements	379,969	179,930	151,213	6,858	41,968

Total	$528,035	$202,154	$182,031	$34,759	$109,091

     We purchase components from a variety of suppliers and use several subcontractors and contract manufacturers to provide design and manufacturing services for our products. During the normal course of business, we enter into agreements with subcontractors, contract manufacturers and suppliers that either allow them to procure inventory based upon criteria defined by us or that establish the parameters defining our requirements. We have also entered into agreements with suppliers for the construction of and operation of our ViaSat-1 satellite. In certain instances, these agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments.
     Our Consolidated Balance Sheets as of March 28, 2008 and March 30, 2007 include $17.3 million and $13.3 million, respectively, classified as “Other liabilities.” This caption primarily consists of our long-term warranty obligations, deferred lease credits, long-term portion of our secured borrowing, and long-term unrecognized tax position liabilities. The secured borrowing obligations have been included in the table above based on the terms of the arrangement. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding our income taxes and related tax positions and Note 11 for a discussion of our product warranties.
Certain Relationships and Related-Party Transactions
     For a discussion of “Certain Relationships and Related-Party Transactions,” see Note 14 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements at March 28, 2008 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or fully disclosed in the notes to our financial statements included in this filing.
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes guidelines for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurement for Purpose of Lease Classification of Measurement under Statement 13,” which amends SFAS 157 to exclude accounting pronouncements that address fair value measurements for purpose of lease classification or measurement under SFAS No. 13, “Accounting for Leases.” In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 until the first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 doe not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal year 2009), and interim periods within those fiscal years. We are currently assessing the impact SFAS 157 will have on our results of operations and financial position.
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

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). The purpose of issuing the statement is to replace current guidance in SFAS 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized as expenses separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as non-controlling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after January 1, 2009, regardless of the date of the original business combination. SFAS 141R will be effective for us in fiscal year 2010. We are currently evaluating the impact of SFAS 141R.
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
     In January 2008, the SEC released SAB No. 110 (SAB 110) which amends SAB No. 107 (SAB 107) “Share-Based Payment” which provided a simplified approach for estimating the expected term of a “plain vanilla” option, which is required for application of the Black-Scholes Model (and other models) for valuing stock options. At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data do become widely available. The simplified method is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. SAB 110 is effective January 1, 2008. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate due to significant changes in our stock option terms in October of 2006. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.
     In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 will be effective for us in fiscal year 2010. We are currently assessing the potential impact that adoption of SFAS 161 may have on our financial statements.

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
     As of March 28, 2008, there was no foreign currency exchange contract outstanding. From time to time, we enter into foreign currency exchange contracts to reduce the foreign currency risk for amounts payable to vendors in Euros.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our consolidated financial statements at March 28, 2008 and March 30, 2007 and for each of the three years in the period ended March 28, 2008, and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on pages F-1 through F-34.
Summarized Quarterly Data (Unaudited)
     The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. Summarized quarterly data for fiscal years 2008 and 2007 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2008
Revenues	$128,562	$146,625	$152,053	$147,410
Income from operations	4,666	10,864	14,497	12,903
Net income	4,181	8,585	10,225	10,522
Basic net income per share	0.14	0.28	0.34	0.35
Diluted net income per share	0.13	0.27	0.32	0.33
2007
Revenues	$128,701	$131,501	$124,336	$132,028
Income from operations	7,890	9,814	8,183	9,558
Net income	5,361	6,539	9,690	8,576
Basic net income per share	0.19	0.23	0.34	0.29
Diluted net income per share	0.18	0.21	0.31	0.27
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
     As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 28, 2008, the end of the period covered by this Annual Report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 28, 2008.

Changes in Internal Control Over Financial Reporting
     During the quarter ended March 28, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the company’s management, including our principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management concluded that its internal control over financial reporting was effective as of March 28, 2008.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     The company’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of March 28, 2008, as stated in their report which appears on page F-1.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
     The information required by this item is included in our definitive Proxy Statement to be filed with the SEC in connection with our 2008 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Election of Directors” and “Executive Officers” and is incorporated herein by reference.
     The information required by this item relating to our executive officers is included under the caption “Executive Officers” in Part I of this Form 10-K and is incorporated herein by reference into this section.
     We have adopted a code of ethics applicable to all of our employees (including our principal executive officer, principal financial officer, principal accounting officer and controller). The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The full text of our code of ethics is published on our website at www.viasat.com. We intend to disclose future amendments to certain provisions of our code of ethics, or waivers of such provisions granted to executive officers and directors, on our website within four business days following the date of such amendment or waiver.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this item is included in the Proxy Statement under the headings “Executive Compensation and Other Information,” “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item is included in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this item is included in the Proxy Statement under the heading “Election of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this item is included in the Proxy Statement under the heading “Relationship With Independent Accountants.” and is incorporated by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
Exhibits
     The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.
Date: May 23, 2008	By:	/s/ MARK D. DANKBERG
Chairman and Chief Executive Officer
     Know all persons by these presents, that each person whose signature appears below constitutes and appoints Mark D. Dankberg and Ronald G. Wangerin, jointly and severally, his attorneys-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK D. DANKBERG Mark D. Dankberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 23, 2008

/s/ RONALD G. WANGERIN Ronald G. Wangerin	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	May 23, 2008

/s/ ROBERT W. JOHNSON Robert W. Johnson	Director	May 23, 2008

/s/ JEFFREY M. NASH Jeffrey M. Nash	Director	May 23, 2008

/s/ B. ALLEN LAY B. Allen Lay	Director	May 23, 2008

/s/ MICHAEL B. TARGOFF Michael B. Targoff	Director	May 23, 2008

/s/ JOHN P. STENBIT John P. Stenbit	Director	May 23, 2008

/s/ HARVEY P. WHITE Harvey P. White	Director	May 23, 2008

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	First Amended and Restated Bylaws of ViaSat, Inc.	S-3	333-116468	3.2	06/14/2004

3.2	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.	10-Q	000-21767	3.1	11/14/2000

4.1	Form of Common Stock Certificate	S-1/A	333-13183	4.1	11/05/1996

10.1	Form of Indemnification Agreement between ViaSat, Inc. and each of its directors and officers	8-K	000-21767	99.1	03/07/2008

10.2*	ViaSat, Inc. 401(k) Profit Sharing Plan	S-1	333-13183	10.12	10/11/1996

10.3*	The ViaSat, Inc. Employee Stock Purchase Plan, as amended	10-K	000-21767	10.10	06/06/2006

10.4*	Third Amended and Restated 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	99	10/10/2006

10.5*	Form of Incentive Stock Option Agreement under the Third Amended and Restated 1996 Equity Participation Plan	S-1/A	333-13183	10.9	11/20/1996

10.6*	Form of Nonqualified Stock Option Agreement under the Third Amended and Restated 1996 Equity Participation Plan	S-1/A	333-13183	10.10	11/20/1996

10.7*	Form of Restricted Stock Unit Award Agreement under the Third Amended and Restated 1996 Equity Participation Plan of ViaSat, Inc. (for grants to employees)	8-K	000-21767	99.2	03/07/2008

10.8*	Form of Executive Restricted Stock Unit Award Agreement under the Third Amended and Restated 1996 Equity Participation Plan of ViaSat, Inc. (for grants to executive officers)	8-K	000-21767	99.3	03/07/2008

10.9	Second Amended and Restated Revolving Loan Agreement dated January 31, 2005 among ViaSat, Inc., Union Bank of California, N.A. and Comerica Bank	8-K	000-21767	10.1	02/01/2005

10.10	Second Amendment to Second Amended and Restated Revolving Loan Agreement dated January 25, 2008 between ViaSat, Inc. and Union Bank of California, N.A. and Comerica Bank.	10-Q	000-21767	10.3	02/06/2008

10.11	Third Amendment to Second Amended and Restated Revolving Loan Agreement dated April 24, 2008 between ViaSat, Inc. and Union Bank of California, N.A. and Comerica Bank.					X

10.12	Lease, dated March 24, 1998, by and between W9/LNP Real Estate Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, California)	10-K	000-21767	10.27	06/29/1998

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.13	Amendment to Lease, dated June 17, 2004, by and between Levine Investments Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, CA)	10-Q	000-21767	10.1	08/10/2004

10.14	Award/Contract, effective January 20, 2000, issued by Space and Naval Warfare Systems to ViaSat, Inc.	10-Q	000-21767	10.1	02/14/2000

10.15	Contract for the ViaSat Satellite Program dated as of January 7, 2008 between ViaSat, Inc. and Space Systems/Loral, Inc.	10-Q	000-21767	10.1	02/06/2008

10.16	Beam Sharing Agreement dated January 11, 2008 between ViaSat, Inc. and Loral Space & Communications, Inc.	10-Q	000-21767	10.2	02/06/2008

21.1	Subsidiaries					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer					X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Denotes management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of ViaSat, Inc.:
     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of ViaSat, Inc. and its subsidiaries at March 28, 2008 and March 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 28, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
      As discussed in Notes 1 and 7 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2008. As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2007.
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
/s/ PricewaterhouseCoopers LLP
San Diego, California
May 23, 2008

VIASAT, INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 28,	March 30,
	2008	2007
	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$125,176	$103,345
Short-term investments	43	47
Accounts receivable, net	155,484	139,789
Inventories	60,326	46,034
Deferred income taxes	18,664	9,721
Prepaid expenses and other current assets	15,933	9,218

Total current assets	375,626	308,154
Property and equipment, net	64,693	51,463
Other acquired intangible assets, net	25,477	33,601
Goodwill	66,407	65,988
Other assets	18,891	24,733

Total assets	$551,094	$483,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,317	$43,516
Accrued liabilities	73,957	62,470
Payables to former shareholders of acquired business	1,101	14,762

Total current liabilities	127,375	120,748
Other liabilities	17,290	13,273

Total liabilities	144,665	134,021

Commitments and contingencies (Notes 9 and 10)
Minority interest in consolidated subsidiary	2,289	1,123

Stockholders’ equity:
Series A, convertible preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 28, 2008 and March 30, 2007, respectively	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized; 30,467,367 and 29,733,396 shares outstanding at March 28, 2008 and March 30, 2007, respectively	3	3
Paid-in capital	255,856	232,693
Retained earnings	149,140	115,969
Common stock held in treasury, 33,238 and no shares outstanding at March 28, 2008 and March 30, 2007, respectively	(1,034)	—
Accumulated other comprehensive income	175	130

Total stockholders’ equity	404,140	348,795

Total liabilities and stockholders’ equity	$551,094	$483,939

See accompanying notes to the consolidated financial statements.

VIASAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	March 28, 2008	March 30, 2007	March 31, 2006
	(In thousands, except per share data)
Revenues	$574,650	$516,566	$433,823
Operating expenses:
Cost of revenues	413,520	380,092	325,271
Selling, general and administrative	76,365	69,896	57,059
Independent research and development	32,273	21,631	15,757
Amortization of acquired intangible assets	9,562	9,502	6,806

Income from operations	42,930	35,445	28,930
Other income (expense):
Interest income	5,712	2,189	248
Interest expense	(557)	(448)	(448)

Income before income taxes and minority interest	48,085	37,186	28,730

Provision for income taxes	13,521	6,755	5,105
Minority interest in net earnings of subsidiary, net of tax	1,051	265	110

Net income	$33,513	$30,166	$23,515

Net income per share:
Basic net income per share	$1.11	$1.06	$0.87

Diluted net income per share	$1.04	$0.98	$0.81

Shares used in computing basic net income per share	30,232	28,589	27,133

Shares used in computing diluted net income per share	32,224	30,893	28,857

See accompanying notes to the consolidated financial statements.

VIASAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	March 28, 2008	March 30, 2007	March 31, 2006
	(In thousands)
Cash flows from operating activities:
Net income	$33,513	$30,166	$23,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,972	14,188	11,689
Amortization of intangible assets	12,069	12,667	10,207
Provision for bad debts	501	1,215	246
Note receivable loan impairment provision, net	866	—	—
Deferred income taxes	488	(10,337)	(5,405)
Incremental tax benefits from stock-based compensation	(977)	(3,324)	—
Loss on sale and disposal of property and equipment	403	425	385
Stock compensation expense	7,123	4,987	1,556
Minority interest	1,166	287	138
Other non-cash adjustments	(490)	380	—
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(16,014)	5,223	(2,320)
Inventories	(13,976)	5,239	(12,824)
Other assets	(4,077)	(8,919)	3,945
Accounts payable	1,216	(11,558)	10,263
Accrued liabilities	8,347	24,862	8,486
Other liabilities	2,173	1,240	2,284

Net cash provided by operating activities	48,303	66,741	52,165

Cash flows from investing activities:
Purchases of property and equipment	(22,765)	(15,452)	(23,734)
Acquisitions of businesses, net of cash acquired	(9,826)	(7,687)	(15,994)
Purchase of short-term investments held-to-maturity	(11,835)	—	(2)
Maturities of short-term investments held-to-maturity	11,835	117	—
Cash paid for patents and licenses	(2,582)	—	—

Net cash used in investing activities	(35,173)	(23,022)	(39,730)

Cash flows from financing activities:
Proceeds from issuance of common stock	8,388	14,475	9,883
Purchase of common stock in treasury	(1,034)	—	—
Incremental tax benefits from stock-based compensation	977	3,324	—
Proceeds from issuance of secured borrowing	—	4,720	—
Proceeds from line of credit	—	—	3,000
Payments on line of credit	—	—	(3,000)

Net cash provided by financing activities	8,331	22,519	9,883
Effect of exchange rate changes on cash	370	384	(174)

Net increase in cash and cash equivalents	21,831	66,622	22,144
Cash and cash equivalents at beginning of year	103,345	36,723	14,579

Cash and cash equivalents at end of year	$125,176	$103,345	$36,723

Supplemental information:
Cash paid for interest	$170	$541	$158

Cash paid for income taxes, net	$11,485	$11,565	$4,048

Non-cash investing and financing activities:
Issuance of stock in satisfaction of a payable to former stockholders of an acquired business (see Note 1)	$5,631	$—	$—
Issuance of payable in connection with acquisitions	$800	$14,762	$—
Issuance of common stock in connection with acquisitions (Note 12)	$452	$29,605	$—
Issuance of stock options in connection with acquisition	$—	$—	$525
See accompanying notes to the consolidated financial statements.

VIASAT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Common Stock		Accumulated
	Common Stock				In Treasury		Other
	Number of		Paid in	Retained	Number of		Comprehensive		Comprehensive
	Shares Issued	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total	Income (Loss)
	(In thousands, except share data)
Balance at April 1, 2005	26,861,900	$3	$163,819	$62,288	—	$—	$173	$226,283
Exercise of stock options and warrants	622,380		7,974					7,974
Issuance of stock options in connection with acquisition of a business			234					234
Amortization of deferred compensation			95					95
Accelerated vesting of employee stock options			1,461					1,461
Tax benefit from exercise of stock options			2,188					2,188
Issuance of stock under Employee Stock Purchase Plan	110,269		1,909					1,909
Net income				23,515				23,515	$23,515
Hedging transaction, net of tax							(129)	(129)	(129)
Foreign currency translation, net of tax							(232)	(232)	(232)

Comprehensive income									$23,154

Balance at March 31, 2006	27,594,549	3	177,680	85,803	—	—	(188)	263,298
Exercise of stock options	894,199		12,146					12,146
Stock issued in connection with acquisitions of businesses, net of issuance costs	1,138,304		29,605					29,605
Stock-based compensation expense			4,987					4,987
Tax benefit from exercise of stock options			5,946					5,946
Issuance of stock under Employee Stock Purchase Plan	106,344		2,329					2,329
Net income				30,166				30,166	$30,166
Hedging transaction, net of tax							183	183	183
Foreign currency translation, net of tax							135	135	135

Comprehensive income									$30,484

Balance at March 30, 2007	29,733,396	3	232,693	115,969	—	—	130	348,795
Cumulative effect of adopting FIN 48				(342)				(342)
Exercise of stock options	386,189		5,701					5,701
Stock issued in connection with acquisitions of businesses, net of issuance costs	14,424		452					452
Stock issued as additional consideration in connection with acquisition of a business, net of issuance costs	170,763		5,631					5,631
Stock-based compensation expense			7,123					7,123
Tax benefit from exercise of stock options and release of restricted stock unit (RSU) awards			1,569					1,569
Issuance of stock under Employee Stock Purchase Plan	101,668		2,687					2,687
RSU awards vesting	94,165
Purchase of treasury shares pursuant to vesting of certain RSU agreements					(33,238)	(1,034)		(1,034)
Net income				33,513				33,513	$33,513
Foreign currency translation, net of tax							45	45	45

Comprehensive income									$33,558

Balance at March 28, 2008	30,500,605	$3	$255,856	$149,140	(33,238)	$(1,034)	$175	$404,140

See accompanying notes to the consolidated financial statements.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — The Company and a Summary of Its Significant Accounting Policies
     The Company
     ViaSat, Inc. (the “Company”) designs, produces and markets innovative satellite and other wireless communication and networking systems.
     Principles of Consolidation
     The Company’s consolidated financial statements include the assets, liabilities and results of operations of TrellisWare Technologies, Inc., a majority owned subsidiary of ViaSat. All significant intercompany amounts have been eliminated.
     The Company has adopted a 52- or 53-week fiscal year beginning with its fiscal year 2004. All references to a fiscal year refer to the fiscal year ending on the Friday closest to March 31 of the specified year. For example, references to fiscal year 2008 refer to the fiscal year ending on March 28, 2008. The Company’s quarters for fiscal year 2008 ended on June 29, 2007, September 28, 2007, December 28, 2007 and March 28, 2008.
     Certain prior period amounts have been reclassified to conform to the current period presentation.
     During the Company’s fiscal years 2006, 2007 and 2008, the Company completed the acquisitions of Efficient Channel Coding, Inc. (ECC), Enerdyne Technologies, Inc. (Enerdyne), Intelligent Compression Technologies, Inc. (ICT) and JAST, S.A. (JAST). The acquisitions were accounted for as purchases and accordingly, the operating results of ECC, Enerdyne, ICT and JAST have been included from the dates of acquisition in the Company’s consolidated financial statements. See Note 12 for further discussion.
     Management Estimates and Assumptions
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Significant estimates made by management include revenue recognition, stock-based compensation, allowance for doubtful accounts, warranty accrual, valuation of goodwill and other intangible assets, satellite and other property and equipment, long-lived assets, income taxes and valuation allowance on deferred tax assets.
     Cash Equivalents
     Cash equivalents consist of highly liquid investments with original maturities of 90 days or less.
     Short-Term Investments
     The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date. Throughout fiscal year 2008, marketable securities consisted primarily of commercial paper with original maturities greater than 90 days at the date of purchase but less than one year. At March 28, 2008 and March 30, 2007, the Company held investments in investment grade debt securities with various maturities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and has designated all of its investments as held-to-maturity. Accordingly, the Company has recorded the related amounts at amortized cost as it had the intent and ability to hold the securities to maturity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income (expense) as an addition to or deduction from the coupon interest earned on the investments. The amortized cost of the Company’s marketable securities approximated the fair value at March 28, 2008 and March 30, 2007. The Company’s investments in these securities as of March 28, 2008 and March 30, 2007 totaled $43,000 and $47,000, respectively.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company regularly monitors and evaluates the realizable value of its marketable securities. When assessing marketable securities for other-than-temporary declines in value, the Company considers factors including: how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry, expected market volatility and the market in general, any news or financial information that has been released specific to the investee and the outlook for the overall industry in which the investee operates. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company records a charge to interest income (expense). No such charges were incurred in fiscal year 2008 and fiscal year 2007.
     Accounts Receivable and Unbilled Accounts Receivable
     The Company records receivables at net realizable value including an allowance for estimated uncollectible accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Amounts determined to be uncollectible are charged or written off against the reserve.
     Unbilled receivables consist of costs and fees earned and billable on contract completion or other specified events. Unbilled receivables are generally expected to be collected within one year.
     Concentration of Risk
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade accounts receivable which are generally not collateralized. The Company limits its exposure to credit loss by placing its cash equivalents and short-term investments with high credit quality financial institutions and investing in high quality short-term debt instruments. The Company establishes customer credit policies related to its accounts receivable based on historical collection experiences within the various markets in which the Company operates, number of days the accounts are past due and any specific information that the Company becomes aware of such as bankruptcy or liquidity issues of customers.
     Revenues from the U.S. government comprised 30.4%, 30.9% and 33.6% of total revenues for fiscal years 2008, 2007 and 2006, respectively. Billed accounts receivable to the U.S. government as of March 28, 2008 and March 30, 2007 were 24.5% and 22.9%, respectively, of total billed receivables. In addition, one commercial customer comprised 8.9%, 15.9% and 9.8% of total revenues for fiscal years 2008, 2007 and 2006, respectively. Billed accounts receivable for a commercial customer as of March 28, 2008 and March 30, 2007 were 13.1% and 12.7% respectively, of total billed receivables. No other customer accounted for at least 10% of total revenues.
     Revenues from the U.S. government and its prime contractors amounted to $319.5 million, $278.4 million and $218.4 million for the fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006, respectively. Revenues from commercial customers amounted to $255.1 million, $238.2 million and $221.7 million for the fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006, respectively. The Company’s five largest contracts (by revenues) generated approximately 44.1%, 46.4% and 44.1% of the Company’s total revenues for the fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006, respectively.
     The Company relies on a limited number of contract manufacturers to produce its products.
     Inventory
     Inventory is valued at the lower of cost or market, cost being determined by the weighted average cost method.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Property, Equipment and Satellite
     Equipment, computers and software, furniture and fixtures and the Company’s satellite are recorded at cost, net of accumulated depreciation. The Company generally computes depreciation using the straight-line method over the estimated useful lives of the assets ranging between two to fifteen years. Leasehold improvements are capitalized and amortized on the straight-line method over the shorter of the lease term or the life of the improvement. Additions to property and equipment together with major renewals and betterments are capitalized. Maintenance, repairs and minor renewals and betterments are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized.
     Satellite construction costs including launch services are generally procured under long-term contracts that provide for payments over the contract periods. Satellite construction and launch services costs are capitalized as incurred.
     Land
     In January 2006, the Company purchased approximately 10 acres of land adjacent to a leased facility for approximately $3.1 million. During the first quarter of fiscal year 2007, the Company signed a property listing agreement with the intention to sell the property. During the fourth quarter of fiscal year 2008, the Company reclassified the land from held-for-sale status to held-and-used status in accordance with SFAS No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, as of March 28, 2008, the Company reported the land in accordance with SFAS 144 as an asset held-and-used at the lower of its (a) carrying amount before the asset was classified as held-for-sale, adjusted for any depreciation (amortization) expense that would have been recognized had the asset been continuously classified as held-and-used, or (b) fair value at the date of the subsequent decision not to sell, which is estimated to be $3.1 million.
     Goodwill and Intangible Assets
     SFAS No. 141 (SFAS 141), “Business Combinations,” requires that all business combinations be accounted for using the purchase method. SFAS 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, acquired workforce must be recognized and reported in goodwill. SFAS No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful life. SFAS 142 prohibits the amortization of goodwill and indefinite-lived intangible assets, but instead requires these assets to be tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of specified events. In addition, all goodwill must be assigned to reporting units for purposes of impairment testing.
     Patents, Orbital Slots and Orbital Licenses
     The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and orbital licenses. Amortization of patent, orbital slot and orbital license costs is provided for by the straight-line method over the shorter of the legal or estimated economic life. Patent, orbital slot and orbital license costs, which are included in other assets, were $3.4 million and $928,000 at March 28, 2008 and March 30, 2007, respectively. Accumulated amortization was $173,000 and $151,000 as of March 28, 2008 and March 30, 2007, respectively. Amortization expense was $22,000 for each of the fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006, respectively. If a patent, orbital slot and orbital license is rejected, abandoned, or otherwise invalidated, the unamortized cost is expensed in that period. During fiscal year 2008, fiscal year 2007 and fiscal year 2006, the Company did not write off any costs due to abandonment or impairment.
     Software Development
     Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product not to exceed five years. The Company capitalized no costs related to software developed for resale for the fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006. Amortization expense of software development costs was $2.5 million for fiscal year 2008, $3.1 million for fiscal year 2007 and $3.4 million for fiscal year 2006.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Impairment of Long-Lived Assets (Property and Equipment and Other Intangible Assets)
     In accordance with SFAS 144, the Company assesses potential impairments to long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No such impairments have been identified by the Company as of March 28, 2008.
     Impairment of Goodwill
     The Company accounts for its goodwill under SFAS 142. The SFAS 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the value below carrying value represents the amount of goodwill impairment. SFAS 142 requires goodwill to be tested for impairment annually at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.
     The Company estimates the fair values of the related reporting units using discounted cash flows and other indicators of fair value. The forecast of future cash flows is based on the Company’s best estimate of the future revenues and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor agreements and general market conditions. Changes in these forecasts could cause a particular reporting unit to either pass or fail the first step in the SFAS 142 goodwill impairment model, which could significantly influence whether goodwill impairment needs to be recorded.
     The cash flow forecasts are adjusted using an appropriate discount rate and other indicators of fair value.
     Acquisitions
     On August 2, 2007, the Company completed the acquisition of all of the outstanding capital stock of JAST, a Switzerland based, privately-held developer of microwave circuits and antennas for terrestrial and satellite applications, specializing in small, low-profile antennas for mobile satellite communications. The acquisition was accounted for as a purchase and accordingly, the consolidated financial statements include the operating results of JAST from the date of acquisition in the Company’s commercial networks segment. See Note 12 of the Notes to Consolidated Financial Statements for further discussion.
     On February 16, 2007, the Company completed the acquisition of all of the outstanding capital stock of ICT, a privately-held provider of data compression techniques, advanced transport protocols and application optimization to increase the speeds of either narrowband or broadband terrestrial, wireless or satellite services to corporations, internet service providers (ISPs) and satellite/wireless carriers. The acquisition was accounted for as a purchase and accordingly, the consolidated financial statements include the operating results of ICT from the date of acquisition in the Company’s commercial networks segment. See Note 12 of the Notes to Consolidated Financial Statements for further discussion.
     On June 20, 2006, the Company completed the acquisition of all of the outstanding capital stock of Enerdyne, a privately-held provider of innovative data link equipment and digital video systems for defense and intelligence markets, including unmanned aerial vehicle and other airborne and ground based applications. The acquisition was accounted for as a purchase and accordingly, the consolidated financial statements include the operating results of Enerdyne from the date of acquisition in the Company’s government systems segment. See Note 12 of the Notes to Consolidated Financial Statements for further discussion.
     On December 1, 2005, the Company completed the acquisition of all of the outstanding capital stock of ECC, a privately-held designer and supplier of broadband communication integrated circuits and satellite communications systems. The acquisition was accounted for as a purchase and accordingly, the consolidated financial statements include the operating results of ECC from the date of acquisition in the Company’s commercial networks segment. See Note 12 of the Notes to Consolidated Financial Statements for further discussion.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Warranty Reserves
     The Company provides limited warranties on certain of its products for periods of up to five years. The Company records warranty reserves when products are delivered based upon an estimate of total warranty costs, with amounts expected to be incurred within twelve months classified as a current liability.
     Fair Value of Financial Instruments
     At March 28, 2008, the carrying amounts of the Company’s financial instruments, including cash equivalents, short-term investments, trade receivables, accounts payable and accrued liabilities, approximated their fair values due to their short-term maturities. The estimated fair value of the Company’s long-term secured borrowing is determined by using available market information for those securities or similar financial instruments.
     Payable to Former Shareholders of Acquired Business
     On May 23, 2006, in connection with the Company’s ECC acquisition, the Company agreed under the terms of the ECC acquisition agreement to pay the maximum additional consideration amount to the former ECC stockholders in the amount of $9.0 million, which was accrued as of March 30, 2007. The $9.0 million was payable in cash or stock, at the Company’s option, in May 2007. Accordingly, on May 30, 2007, the Company paid approximately $9.0 million of additional cash consideration to the former stockholders of ECC. The additional purchase price consideration of $9.0 million was recorded as additional goodwill in the commercial networks segment in the first quarter of fiscal year 2007.
     As of March 30, 2007, in connection with the Company’s Enerdyne acquisition and under the terms of the Enerdyne acquisition agreement, the Company owed an additional consideration amount to the former Enerdyne stockholders in the amount of $5.9 million, which was accrued and recorded as additional goodwill in the government systems segment as of March 30, 2007. The $5.9 million was payable in cash and stock in accordance with certain terms of the agreement, in May 2007. Accordingly, on May 3, 2007, the Company paid $5.9 million of additional consideration to the former stockholders of Enerdyne, which was comprised of 170,763 shares of common stock and $260,000 in cash.
     On August 2, 2007, in connection with the terms of the Company’s JAST acquisition, the Company recorded an obligation to pay the remaining portion of the initial purchase price of approximately $800,000 on the first anniversary of the closing date, of which $483,000 will be paid in cash and $317,000 will be paid in stock or cash, at the Company’s election.
     Self-Insurance Liabilities
     The Company has a self-insurance plan to retain a portion of the exposure for losses related to employee medical benefits. The Company also has a self-insurance plan for a portion of the exposure for losses related to workers’ compensation costs. The self-insured policies provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods, as well as other historical information for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company recorded self-insurance liabilities as of March 28, 2008 and March 30, 2007 of $1.1 million and $883,000, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as current in accordance with the estimated timing of the projected payments.
     Secured Borrowings
     Occasionally, the Company enters into secured borrowing arrangements in connection with customer financing in order to provide additional sources of funding. As of March 28, 2008 and March 30, 2007, the Company had one secured borrowing arrangement, under which the Company pledged a note receivable from a customer to serve as collateral for the obligation under the borrowing arrangement. The arrangement includes recourse to certain other assets of the Company in the event of customer default on the note receivable. No significant guarantees beyond the recourse provision exist. Payments under the arrangement consist of semi-annual principal payments of $590,000 plus accrued interest for five years with the first semi-annual payment being interest only. The interest rate resets semi-annually to the current LIBOR rate plus a margin of 2.5%. This secured borrowing arrangement did not qualify as a sale of assets under SFAS No. 140 (SFAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” as the Company has continued involvement related to the recourse provision.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     During the third quarter of fiscal year 2008, due to a payment default, the Company wrote-down the note receivable by approximately $5.3 million related to the principal and interest accrued to date. Pursuant to a notes receivable insurance arrangement which provides for the recovery of certain principal and interest amounts on the note, the Company recorded a current asset of approximately $4.5 million. Additionally, as of March 28, 2008, the Company had $5.0 million of the secured borrowing recorded under accrued liabilities with a carrying value approximating the balance of the secured borrowing. As of March 30, 2007, the Company had $590,000 of the secured borrowing recorded under accrued liabilities and $4.1 million recorded under other long-term liabilities with a carrying value approximating the balance of the secured borrowing. Subsequent to the Company’s 2008 fiscal year end, on March 31, 2008, the Company paid off in full the secured borrowing.
     Indemnification Provisions
     In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third party intellectual property claims. Historically, to date, there have not been any costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party the Company indemnifies, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At March 28, 2008 and March 30, 2007, no such amounts were accrued.
      Minority Interest
     Minority interest represents the proportionate share of the equity of the consolidated subsidiary owned by minority shareholders in that subsidiary. This proportionate share of the equity changes when additional shares of common or preferred stock are issued or purchased back by the majority owned subsidiary. Such changes result in a decrease or increase of the Company’s ownership proportion, which results in the Company recording losses or gains on investment. Minority interest is adjusted for earnings (losses) net of tax attributable to the minority interest shareholders of the consolidated subsidiary. All earnings (losses), net of tax, are allocated to the shareholders of the consolidated subsidiary in proportion to their share of the equity ownership of the consolidated subsidiary. Earnings (losses), net of tax, allocated to such minority interest shareholders are recorded as minority interest in net earnings of subsidiary, net of tax, in the accompanying consolidated statements of operations.
     Common Stock Held in Treasury
     During the third quarter of fiscal year 2008, the Company delivered 94,165 shares of common stock based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying these restricted stock unit agreements, the Company repurchased 33,238 shares of common stock with a total value of $1.0 million as of March 28, 2008. There was no common stock held in treasury as of March 30, 2007.
     Derivatives
     The Company enters into foreign currency forward and option contracts to hedge certain forecasted foreign currency transactions. Gains and losses arising from foreign currency forward and option contracts not designated as hedging instruments are recorded in interest income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as gains (losses) on derivative instruments until the underlying transaction affects our earnings. In fiscal year 2008, the Company recorded a realized gain of $234,000 and in fiscal year 2007 and 2006, the Company recorded realized losses of $136,000 and $347,000, respectively, related to derivatives. The Company had no foreign currency forward contracts outstanding at March 28, 2008 or March 30, 2007.
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

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Revenue Recognition
     A substantial portion of the Company’s revenues are derived from long-term contracts requiring development and delivery of products over time and often contain fixed-price purchase options for additional products. Sales related to long-term contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract or under the cost-to-cost method or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. In the fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006, the Company recorded losses of approximately $7.9 million, $4.5 million and $5.1 million, respectively, related to loss contracts.
     The Company also has contracts and customer purchase orders where revenue is recorded on delivery of products in accordance with SAB 104, “Staff Accounting Bulletin No. 104: Revenue Recognition.” In this situation, contracts and customer purchase orders are used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment, and assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.
     When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value in accordance with Emerging Issues Task Force (EITF) 00-21 (EITF 00-21), “Accounting for Multiple Element Revenue Arrangements” and recognized when the applicable revenue recognition criteria for each element are met. The amount of product and service revenue recognized is impacted by our judgments as to whether an arrangement includes multiple elements and, if so, whether objective and reliable evidence of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish objective and reliable evidence for those elements could affect the timing of the revenue recognition.
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
     Stock-Based Payments
     On April 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS 123R), “Share-Based Payment.” Under SFAS 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of SFAS 123R using a modified prospective application. Accordingly, prior periods have not been revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date, which are subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.”
     On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Stock-Based Compensation Information under SFAS 123R. Upon adoption of SFAS 123R, the Company continued to use the same method of valuation for stock options granted beginning in fiscal year 2007, the Black-Scholes option-pricing model (Black-Scholes model) which was previously used for the Company’s pro forma information required under SFAS 123. The Company’s employee stock options have simple vesting schedules typically ranging from three to five years. Therefore, the Company does not see significant benefits in using a binomial model, a more extensive model, than closed-form models such as the Black-Scholes model, at the present time.
     On March 28, 2008, the Company had one principal equity compensation plan and employee stock purchase plan described below. The compensation cost that has been charged against income for the equity plan under SFAS 123R was $6.3 million and $3.1 million and for the stock purchase plan it was $838,000 and $782,000 for the fiscal years ended March 28, 2008 and March 30, 2007, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements under SFAS 123R was $2.6 million and $1.3 million for the fiscal years ended March 28, 2008 and March 30, 2007, respectively. There was no compensation cost capitalized as part of inventory and fixed assets for the fiscal years ended March 28, 2008 and March 30, 2007, as the amounts were not significant.
     As of March 28, 2008, there was total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Equity Participation Plan (including stock options and restricted stock units) and the Employee Stock Purchase Plan of $15.7 million and $257,000, respectively. These costs are expected to be recognized over a weighted-average period of 2.7 years, 2.6 years and less than six months for stock options, restricted stock units and the Employee Stock Purchase Plan, respectively. The total fair value of shares vested during the fiscal years ended March 28, 2008 and March 30, 2007, including stock options and restricted stock units, was $6.8 million and $3.5 million, respectively.
     Cash received from option exercise under all stock-based payment arrangements for the fiscal year 2008 was $8.4 million. The actual tax benefit realized for the tax deductions from stock options exercised and restricted stock unit award vesting of the stock-based payment arrangements totaled $1.6 million for the fiscal year 2008.
     Stock Options and Employee Stock Purchase Plan. The weighted-average estimated fair value of employee stock options granted and employee stock purchase plan shares issued during the fiscal year 2008 was $10.00 and $8.66 per share, respectively, and during fiscal year 2007 was $11.99 and $7.03 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions (annualized percentages):

	Employee Stock		Employee Stock
	Options		Purchase Plan
	2008	2007	2008	2007
Volatility	38.9%	48.0%	37.1%	34.5%
Risk-free interest rate	3.7%	4.8%	4.1%	5.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average expected life	4.2 years	4.5 years	0.5 years	0.5 years
     The Company’s expected volatility is a measure of the amount by which our stock price is expected to fluctuate over the expected term of the stock based award. The estimated volatilities for stock options are based on the historical volatility calculated using the daily stock price of our stock over a recent historical period equal to the expected term. The risk-free interest rate that the Company uses in determining the fair value of its stock-based awards is based on the implied yield on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of its stock-based awards.
     The expected life of employee stock options represents the calculation using the simplified method consistent with the guidance in the SEC’s Staff Accounting Bulletin (SAB) No. 107 (SAB 107), “Share-Based Payment.” In December 2007, the SEC issued SAB No.110 (SAB 110) to amend the SEC’s views discussed in SAB No. 107 (SAB 107) regarding the use of the simplified method in developing an estimate of the expected life of share options in accordance with SFAS 123R. Due to significant changes in the Company’s option terms in October of 2006, the Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110. For the expected option life, the Company has what SAB 107 defines as “plain-vanilla” stock options, and therefore used a simple average of the vesting period and the contractual term for options as permitted by SAB 107. The expected term or life of employee stock purchase rights issued represents the expected period of time from the date of grant to the estimated date that the stock purchase right under our Employee Stock Purchase Plan would be fully exercised.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A summary of employee stock option activity for the fiscal year 2008 is presented below:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining	Aggregate Intrinsic
	Shares	per Share	Contractual Term	Value (in 000’s)
Outstanding at March 30, 2007	5,679,553	$18.78
Options granted	401,950	27.56
Options canceled	(54,089)	24.73
Options exercised	(386,189)	14.76

Outstanding at March 28, 2008	5,641,225	$19.63	4.44	$20,125

Vested and exercisable at March 28, 2008	4,597,687	$17.99	4.31	$19,899
     The total intrinsic value of stock options exercised during the fiscal years 2008 and 2007 was $6.8 million and $15.1 million, respectively.
     Restricted Stock Units. Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over four years. Compensation cost for these awards is based on the fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For the fiscal years 2008 and 2007, the Company recognized $2.4 million and $1.2 million, respectively, in stock-based compensation expense related to these restricted stock unit awards. At March 28, 2008 there was $6.3 million remaining in unrecognized compensation expense related to these awards, which is expected to be recognized over a weighted average period of 2.6 years.
     The weighted average grant date fair value of restricted stock units granted during the fiscal year 2008 was $25.66 per unit and $26.15 during fiscal year 2007. A summary of restricted stock unit activity for the fiscal year 2008 is presented below:

		Weighted Average
		Remaining
	Restricted Stock	Contractual Term in	Aggregate Intrinsic
	Units	Years	Value (in 000’s)
Outstanding at March 30, 2007	389,514
Awarded	12,900
Forfeited	(7,340)
Released	(94,165)

Outstanding at March 28, 2008	300,909	1.57	$6,509

Vested and deferred at March 28, 2008	2,293	—	$50
     As of March 28, 2008, 94,165 restricted stock units vested. The total intrinsic value of vested restricted stock units during fiscal year 2008 was $2.9 million. As of March 30, 2007, there were no restricted stock units vested, therefore, the total intrinsic value of vested restricted stock units during the fiscal year 2007 was $0.
     As stock-based compensation expense recognized in the consolidated statement of operations for the fiscal years 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal year 2007, the Company accounted for forfeitures as they occurred.
     Total estimated stock-based compensation expense recognized in accordance with SFAS 123R was as follows:

	Year Ended	Year Ended
	March 28, 2008	March 30, 2007
	(In thousands, except per share data)

Stock-based compensation expense before taxes	$7,123	$4,987
Related income tax benefits	(2,557)	(1,764)

Stock-based compensation expense, net of taxes	$4,566	$3,223

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For the year ended March 30, 2007, the impact of stock-based compensation expense on basic and diluted earnings per share was $0.11 and $0.10, respectively.
     The Company recorded $728,000 and $2.8 million in stock-based compensation expense during the fiscal years 2008 and 2007, respectively, related to stock-based awards granted during those periods (including stock options and restricted stock units). The remaining stock-based compensation expense primarily related to stock-based awards granted in earlier periods. In addition, for the fiscal years 2008 and 2007, the Company recorded incremental tax benefits from stock options exercised and restricted stock unit award vesting of $977,000 and $3.3 million, respectively, which is classified as part of cash flows from financing activities in the condensed consolidated statements of cash flows.
     Pro Forma Information under SFAS 123 for Periods Prior to Fiscal Year 2007
     Prior to adopting the provisions of SFAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of SFAS 123. Because the Company established the exercise price based on the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting SFAS 123R except for accelerated options and stock options issued as part of the acquisition of ECC described below. Each accounting period, the Company reported the potential dilutive impact of stock options in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e. the average stock price during the period was below the strike price of the stock option) were not included in diluted earnings per common share as their effect was anti-dilutive.
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
     On December 1, 2005, as a part of the acquisition of all of the outstanding capital stock of ECC, the Company issued 23,424 unvested incentive stock options under the Efficient Channel Coding, Inc. 2000 Long Term Incentive Plan assumed under the terms of the acquisition agreement. In accordance with SFAS No. 141 (SFAS 141), “Business Combinations,” the Company recorded $291,000 in deferred stock-based compensation, which is being amortized to compensation expense over the remaining service period. The Company amortized $190,000 to compensation expense related to this deferred stock-based compensation through March 28, 2008.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For purposes of pro forma disclosures under SFAS 123 for the fiscal year ended March 31, 2006, the estimated fair value of the stock-based awards was assumed to be amortized to expense over the vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were as follows:

Year Ended
March 31, 2006
(In thousands, except per share data)

Net income as reported	$23,515
Stock based compensation included in net income, net of tax	1,333
Stock based employee compensation expense under fair value based method, net of tax	(19,377)

Pro forma net income	$5,471
Basic earnings per share as reported	$0.87
Pro forma	$0.20
Diluted earnings per share as reported	$0.81
Pro forma	$0.19
     Stock based employee compensation expense under the fair value method included in the Company’s fiscal year 2006 pro forma net income included approximately $11.5 million, net of tax, related to the acceleration of the vesting of 1.5 million shares of common stock options approved by the Company’s Board of Directors in the fourth quarter of 2006.
     The fair values of options granted during the year ended as reported below were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions at March 31, 2006:

	Employee Stock Options	Employee Stock Purchase Plan
Expected life (in years)	6.31	0.50
Risk-free interest rate	4.57%	4.38%
Expected volatility	55.00%	33.00%
Expected dividend yield	0.00%	0.00%
     The weighted average estimated fair value of employee stock options granted during 2006 was $13.54 per share. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during 2006 was $5.95 per share. In connection with the acquisition of ECC, the Company exchanged options with a weighted average fair value of $22.43.
Review of Stock Option Grant Procedures
     In August 2006 the Company commenced and completed a voluntary internal investigation, assisted by its outside legal counsel, of its historical stock option granting practices, stock option documentation and related accounting during the period from its initial public offering in December 1996 through June 30, 2006. At the conclusion of its investigation, its outside legal counsel and the Company determined that there was no evidence of a pattern of intentionally misdating stock option grants to achieve an accounting result, or that any officer, director, or senior executive at the Company willfully or knowingly engaged in stock options misdating, or had knowledge of others doing so.
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

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The decision to accelerate vesting of these options was made primarily to eliminate the recognition of the related compensation expense in the Company’s future consolidated financial statements with respect to these unvested stock options upon adopting SFAS 123R. The Company has recognized a charge for estimated compensation expense of approximately $1.5 million in the fiscal fourth quarter ended March 31, 2006 after considering expected employee turnover rates to reflect, absent the acceleration, the “in-the-money” value of accelerated stock options the Company estimates would have been forfeited (unvested) pursuant to their original terms. The Company will adjust this estimated compensation expense in future periods to record the impact of actual employee turnover on the compensation expense recognized at the time of acceleration.
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
     At March 28, 2008 and March 30, 2007, deferred rent included in accrued liabilities in our consolidated balance sheets was $317,000 and $378,000, respectively, and deferred rent included in other long-term liabilities in our consolidated balance sheets was $4.4 million and $3.5 million, respectively.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Income Taxes
     On March 31, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense.
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
Earnings Per Share
     Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding and potential common stock, if dilutive during the period. Potential common stock includes options granted and restricted stock units awarded under the Company’s equity compensation plan which are included in the earnings per share calculations using the treasury stock method, common shares expected to be issued under the Company’s employee stock purchase plan, and shares contingently issuable based upon achievement of certain earnings performance at March 28, 2008 and March 30, 2007 and other conditions denoted in the Company’s agreements with the predecessor shareholders of JAST acquired on August 2, 2007 and Enerdyne acquired on June 20, 2006.
Segment Reporting
     The Company’s government systems, commercial networks and satellite services segments are primarily distinguished by the type of customer and the related contractual requirements. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the commercial networks and satellite services segments. During the third and fourth quarter of fiscal year 2008, the Company made management and organization structure changes due to a shift in product marketing and development strategies and consequently realigned the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. Our Satellite Services segment is primarily comprised of our ViaSat-1 satellite, mobile broadband and enterprise VSAT services businesses. Our Commercial Networks segment comprises our former Satellite Networks and Antenna Systems segments, except for the Satellite Services segment. The Company’s reporting segments, Government Systems, Commercial Networks and Satellite Services, are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance. Prior periods have been recast to this new organizational and reporting structure.
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurement for Purpose of Lease Classification of Measurement under Statement 13,” which amends SFAS 157 to exclude accounting pronouncements that address fair value measurements for purpose of lease classification or measurement under SFAS No. 13, “Accounting for Leases.” In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 until the first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 doe not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2009 for the Company), and interim periods within those fiscal years. The Company is currently assessing the impact SFAS 157 will have on its results of operations and financial position.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     In June 2007, the FASB ratified EITF Issue No. 07-3 (EITF 07-3), “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for the Company’s fiscal year 2009. The adoption of EITF Issue No. 07-3 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). The purpose of issuing the statement is to replace current guidance in SFAS 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized as expenses separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as non-controlling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after January 1, 2009, regardless of the date of the original business combination. SFAS 141R will be effective for the Company in fiscal year 2010. The Company is currently evaluating the impact of SFAS 141R.
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
     In January 2008, the SEC released SAB No. 110 (SAB 110) which amends SAB No. 107 (SAB 107) which provided a simplified approach for estimating the expected term of a “plain vanilla” option, which is required for application of the Black-Scholes-Model (and other models) for valuing share options. At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data do become widely available. The simplified method is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. SAB 110 is effective January 1, 2008. The Company currently uses the “simplified” method to estimate the expected term for stock option grants as it does not have enough historical experience to provide a reasonable estimate due to significant changes in the Company’s stock option terms in October 2006. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.
     In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 will be effective for the Company in fiscal year 2010. The Company is currently assessing the potential impact that adoption of SFAS 161 may have on its financial statements.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Composition of Certain Balance Sheet Captions

	March 28, 2008	March 30, 2007
	(In thousands)
Accounts receivable, net:
Billed	$92,516	$89,645
Unbilled	63,278	51,358
Allowance for doubtful accounts	(310)	(1,214)

	$155,484	$139,789

Inventories:
Raw materials	$21,091	$19,840
Work in process	8,883	7,963
Finished goods	30,352	18,231

	$60,326	$46,034

Prepaid expenses and other current assets:
Prepaid expenses	$9,537	$8,339
Other	6,396	879

	$15,933	$9,218

Property and equipment, net:
Machinery and equipment (estimated useful life 5 years)	$51,067	$48,439
Computer equipment and software (estimated useful life 3 years)	43,700	36,936
Furniture and fixtures (estimated useful life 7 years)	9,192	7,552
Leasehold improvements (estimated useful life 1-11 years)	13,849	12,983
Land	3,124	3,124
Satellite under construction	8,136	—
Construction in progress	3,501	2,440

	132,569	111,474
Less accumulated depreciation and amortization	(67,876)	(60,011)

	$64,693	$51,463

Other acquired intangible assets, net:
Technology	$44,392	$43,270
Contracts and relationships	18,898	18,766
Non-compete agreement	9,076	8,920
Other intangibles	9,323	9,295

	81,689	80,251
Less accumulated amortization	(56,212)	(46,650)

	$25,477	$33,601

Other assets:
Capitalized software costs, net	$1,091	$3,576
Patents, orbital slots and orbital licenses, net	3,188	777
Deferred income taxes	10,169	13,328
Other	4,443	7,052

	$18,891	$24,733

Accrued liabilities:
Current portion of warranty reserve	$6,550	$5,007
Secured borrowing and accrued interest	5,015	590
Accrued vacation	9,374	7,958
Accrued wages and performance compensation	4,867	10,678
Collections in excess of revenues	37,252	28,030
Other	10,899	10,207

	$73,957	$62,470

Other liabilities:
Accrued warranty	$5,129	$4,856
Unrecognized tax position liabilities	5,974	—
Deferred rent, long-term portion	4,387	3,514
Secured borrowing, long-term portion	—	4,130
Other	1,800	773

	$17,290	$13,273

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Accounting for Goodwill and Intangible Assets
     The Company accounts for its goodwill under SFAS No. 142. The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. Reporting units within the Company’s government systems and commercial networks segments have goodwill assigned to them. The Company estimates the fair values of the reporting units using discounted cash flows. The cash flow forecasts are adjusted by an appropriate discount rate in order to determine the present value of the cash flows. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment.
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
     The increase in goodwill from March 30, 2007 to March 28, 2008 was the result of the Company’s business acquisition (Note 12) totaling approximately $1.3 million, partially offset by goodwill adjustments related to prior year acquisitions for final purchase price allocations as certain tax matters were resolved regarding acquired tax net operating losses.
     The other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of eight months to ten years. The technology intangible asset has several components with estimated useful lives of five to nine years, contracts and relationships intangible asset has several components with estimated useful lives of three to ten years, non-compete agreements have useful lives of three to five years and other amortizable assets have several components with original estimated useful lives of eight months to ten years. The amortization expense was $9.6 million, $9.5 million and $6.8 million for the fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006, respectively. The estimated amortization expense for the next five years is as follows:

Amortization
(In thousands)
Expected for fiscal year 2009	$8,821
Expected for fiscal year 2010	5,588
Expected for fiscal year 2011	4,826
Expected for fiscal year 2012	3,600
Expected for fiscal year 2013	1,047
Thereafter	1,595

$25,477

     The allocation of the other acquired intangible assets and the related accumulated amortization as of March 28, 2008 and March 30, 2007 is as follows:

	As of March 28, 2008			As of March 30, 2007
		Accumulated	Net book		Accumulated	Net book
(In thousands)	Total	Amortization	Value	Total	Amortization	Value

Technology	$44,392	$(29,529)	$14,863	$43,270	$(23,217)	$20,053
Contracts and relationships	18,898	(10,868)	8,030	18,766	(8,570)	10,196
Non-compete agreements	9,076	(8,311)	765	8,920	(8,048)	872
Other amortizable assets	9,323	(7,504)	1,819	9,295	(6,815)	2,480

Total other acquired intangible assets	$81,689	$(56,212)	$25,477	$80,251	$(46,650)	$33,601

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 — Line of Credit
     On January 31, 2005, the Company entered into a three-year, $60 million revolving credit facility (the “Facility”) in the form of a Second Amended and Restated Revolving Loan Agreement. On January 25, 2008, the Company amended the Second Amended and Restated Revolving Loan Agreement extending the Facility’s current terms and conditions to April 30, 2008. On April 24, 2008, the Company amended the Second Amended and Restated Revolving Loan Agreement one more time extending the Facility’s current terms and conditions to July 31, 2008.
     Borrowings under the Facility are permitted up to a maximum amount of $60 million, including up to $15 million of letters of credit. Borrowings under the Facility bear interest, at the Company’s option, at either the lender’s prime rate or at LIBOR (London Interbank Offered Rate) plus, in each case, an applicable margin based on the ratio of the Company’s total funded debt to EBITDA (income from operations plus depreciation and amortization). The Facility is collateralized by substantially all of the Company’s personal property assets. At March 28, 2008, the Company had $8.0 million outstanding under standby letters of credit leaving borrowing availability under our line of credit of $52.0 million.
     The Facility contains financial covenants that set a minimum EBITDA limit for the twelve-month period ending on the last day of any fiscal quarter at $30 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00. The Company was in compliance with its loan covenants as of March 28, 2008.
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
     In November 1996, the Company adopted the 1996 Equity Participation Plan. The 1996 Equity Participation Plan provides for the grant to executive officers, other key employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards. From November 1996 to October 2006, through various amendments of the 1996 Equity Participation Plan, the Company increased the maximum number of shares reserved for issuance under this plan from 2,500,000 shares to 10,600,000 shares. The Company believes that such awards better align the interests of its employees with those of its stockholders. Shares of the Company’s common stock granted under the Plan in the form of stock options or stock appreciation right are counted against the Plan share reserve on a one for one basis. Shares of the Company’s common stock granted under the Plan as an award other than as an option or as a stock appreciation right with a per share purchase price lower than 100% of fair market value on the date of grant are counted against the Plan share reserve as two shares for each share of common stock. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three to five years of continuous service and have terms from six to ten years. Restricted stock units (RSUs) are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date. As of March 28, 2008, the Company had granted options and restricted stock units, net of cancellations, to purchase 8,279,791 and 395,074 shares of common stock, respectively, under the Plan.
     In November 1996, the Company adopted the ViaSat, Inc. Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) to assist employees in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. In September 2005, the Company amended the Employee Stock Purchase Plan to increase the maximum number of shares reserved for issuance under this plan from 1,000,000 shares to 1,500,000 shares. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of March 28, 2008, the Company had issued 1,200,250 shares of common stock under this plan.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     On March 30, 2006, the Board of Directors of the Company accelerated the vesting of certain unvested employee stock options previously awarded to the Company’s employees under the Company’s 1996 Equity Participation Plan. Stock options held by the Company’s non-employee directors were not accelerated. Options to purchase approximately 1.5 million shares of common stock were subject to this acceleration. All of the accelerated options were “in-the-money” and had exercise prices ranging from $4.70 to $26.94. All other terms and conditions applicable to such options, including the exercise prices, remain unchanged. As a result, the Company recorded $1.5 million in compensation expense in accordance with generally accepted accounting principles. The accelerated stock options are subject to lock-up restrictions preventing the sale of any shares acquired through the exercise of an accelerated stock option prior to the date on which the exercise would have been permitted under the stock option’s original vesting terms. The decision to accelerate vesting of these options was made primarily to eliminate the recognition of the related compensation expense in the Company’s future consolidated financial statements with respect to these unvested stock options upon adopting SFAS 123R. The Company recognized a pre-tax charge for estimated compensation expense of approximately $1.5 million in the fiscal fourth quarter ended March 31, 2006 after considering expected employee turnover rates to reflect, absent the acceleration, the “in-the-money” value of accelerated stock options the Company estimates would have been forfeited (unvested) pursuant to their original terms.
     Transactions under the Company’s stock option are summarized as follows:

			Weighted Average
	Number of	Exercise Price	Exercise Price
	Shares	per Share	per Share
Outstanding at April 1, 2005	6,014,361	$4.25 — $43.82	$15.98
Options granted	345,274	5.03 — 26.94	21.75
Options canceled	(67,109)	5.03 — 25.01	18.69
Options exercised	(592,380)	4.70 — 27.94	12.42

Outstanding at March 31, 2006	5,700,146	4.25 — 43.82	16.70
Options granted	928,850	23.85 — 33.68	26.68
Options canceled	(55,244)	5.03 — 28.91	20.63
Options exercised	(894,199)	4.25 — 27.94	13.58

Outstanding at March 30, 2007	5,679,553	4.70 — 43.82	18.78
Options granted	401,950	19.74 — 32.62	27.56
Options canceled	(54,089)	5.03 — 32.62	24.73
Options exercised	(386,189)	5.03 — 28.91	14.76

Outstanding at March 28, 2008	5,641,225	$4.70 — $43.82	$19.63

     All options issued under the Company’s stock option plans have an exercise price equal to the fair market value of the Company’s stock on the date of the grant.
     The following table summarizes all options outstanding and exercisable by price range as of March 28, 2008:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life-Years	Price	Exercisable	Price
$4.70 — $10.73	902,702	3.25	$9.06	900,155	$9.07
11.08 — 15.54	591,798	3.58	13.59	591,798	13.59
15.55 — 18.71	391,086	5.24	17.56	383,086	17.55
18.73 — 18.73	643,216	6.61	18.73	643,216	18.73
18.97 — 21.02	564,533	6.05	20.63	473,033	20.77
21.75 — 21.83	41,000	5.40	21.79	41,000	21.79
22.03 — 22.03	864,850	2.50	22.03	864,850	22.03
22.10 — 26.13	497,623	5.51	24.00	340,182	23.98
26.15 — 26.15	583,750	4.54	26.15	145,943	26.15
26.16 — 43.82	560,667	4.47	29.93	214,424	27.86

4.70 — 43.82	5,641,225	4.44	$19.63	4,597,687	$17.99

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Transactions under the Company’s RSUs are summarized as follows:

	Number of		Weighted Average
	Restricted Stock	Purchase Price	Purchase Price
	Units	per Share	per Share
Outstanding at March 31, 2006	—	$—	$—
Awarded	392,018	—	—
Forfeited	(2,504)	—	—
Released	—	—	—

Outstanding at March 30, 2007	389,514	—	—
Awarded	12,900	—	—
Forfeited	(7,340)	—	—
Released	(94,165)	—	—

Outstanding at March 28, 2008	300,909	$—	$—

     All RSUs awarded under the Company’s stock plans have an exercise price equal to zero.
Note 6 — Shares Used in Earnings Per Share Calculations

	Years Ended
	March 28, 2008	March 30, 2007	March 31, 2006
Weighted average common shares outstanding used in calculating basic net income per share	30,231,925	28,589,144	27,132,973
Weighted average options to purchase common stock as determined by application of the treasury stock method	1,835,023	2,129,238	1,722,087
Weighted average restricted stock unit to acquire common stock as determined by application of the treasury stock method	96,198	17,804	—
Weighted average contingently issuable shares in connection with certain terms of the JAST acquisition agreement (Note 12)	9,803	—	—
Weighted average contingently issuable shares in connection with certain terms of the Enerdyne acquisition agreement (Note 12)	15,482	138,264	—
Employee Stock Purchase Plan equivalents	35,259	18,988	2,227

Shares used in computing diluted net income per share	32,223,690	30,893,438	28,857,287

     Antidilutive shares relating to stock options excluded from the calculation were 986,136, 511,253 and 255,771 shares for the fiscal years ended March 28, 2008, March 30, 2007, and March 31, 2006, respectively. Antidilutive shares relating to restricted stock units excluded from the calculation were 1,854 for the fiscal year ended March 28, 2008. For the fiscal years ended March 30, 2007, and March 31, 2006, there were no antidilutive shares relating to restricted stock units excluded from the calculation.
Note 7 — Income Taxes
     The provision for income taxes includes the following:

	Years Ended
	March 28, 2008	March 30, 2007	March 31, 2006
	(In thousands)
Current tax provision
Federal	$15,233	$10,781	$9,613
State	1,650	191	769
Foreign	214	137	128

	17,097	11,109	10,510

Deferred tax (benefit) provision
Federal	(2,064)	(3,269)	(2,543)
State	(1,512)	(1,085)	(2,862)
Foreign	—	—	—

	(3,576)	(4,354)	(5,405)

Total provision for income taxes	$13,521	$6,755	$5,105

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Significant components of the Company’s net deferred tax assets are as follows:

	As of
	March 28, 2008	March 30, 2007
	(In thousands)
Deferred tax assets:
Tax credit carryforwards	$10,828	$13,076
Warranty reserve	4,612	3,895
Accrued vacation	2,873	2,560
Deferred rent	1,850	1,516
Inventory reserve	1,271	1,672
Stock compensation	3,433	1,967
Contract accounting	4,750	—
Other	1,217	1,484
Valuation allowance	(969)	(403)

Total deferred tax assets	29,865	25,767
Deferred tax liabilities:
Property, equipment and intangible assets	1,032	2,718

Total deferred tax liabilities	1,032	2,718

Net deferred tax assets	$28,833	$23,049

     A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Years Ended
	March 28, 2008	March 30, 2007	March 31, 2006
	(In thousands)
Tax expense at federal statutory rate	$16,830	$13,016	$10,056
State tax provision, net of federal benefit	2,071	1,595	1,277
Tax credits, net	(5,604)	(7,727)	(5,772)
Export sales tax benefit	—	(351)	(578)
Other	224	222	122

Total provision for income taxes	$13,521	$6,755	$5,105

     As of March 28, 2008, the Company had federal and state research credit carryforwards of approximately $4.8 million and $9.6 million, respectively, that begin to expire in 2026 and 2020, respectively.
     In accordance with SFAS 109, net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $969,000 at March 28, 2008 and $403,000 at March 30, 2007 has been established relating to state net operating loss carryforwards and research credit carryforwards that, based on management’s estimate of future taxable income attributable to certain states and generation of additional research credits, are considered more likely than not to expire unused.
     In fiscal year 2008, approximately $875,000 of deferred tax assets related to pre-acquisition federal net operating loss carryovers were recorded with a corresponding adjustment to goodwill.
     There is approximately $5.8 million of pre-acquisition state net operating loss carryovers related to the acquisition of ICT. The future tax benefits of these losses have not been recognized as deferred tax assets nor shown in the deferred tax table presented above based upon the uncertainty of future taxable income attributable to Massachusetts. To the extent these assets are recognized in the future, the adjustment will be applied first to reduce to zero any goodwill related to the acquisition, then as a reduction of long-term intangibles, and then as a reduction of the income tax provision.
     If the Company has an “ownership change” as defined under Internal Revenue Code Section 382, it may have an annual limitation on the utilization of its tax credit carryforwards.
     On March 31, 2007, the Company adopted the provisions of FIN 48. The Company recorded a cumulative change of $342,000 as a decrease to retained earnings.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes the activity related to our unrecognized tax benefits:

(In thousands)
Balance at March 31, 2007	$29,235
Increase related to current year tax positions	1,456
Tax positions of prior years	—
Statute expirations	—
Settlements	—

Balance at March 28, 2008	$30,691

     Of the total unrecognized tax benefits at March 28, 2008, approximately $21.6 million would reduce our annual effective tax rate if recognized.
     Included in the balance at March 28, 2008 are $4.8 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
     In the next twelve months it is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $937,000 as a result of the expiration of the statute of limitations for previously filed tax returns.
     The Company is subject to periodic audits by domestic and foreign tax authorities. The Internal Revenue Service (“IRS”) examination of our U.S. federal tax returns for fiscal years 2001-2004 was completed in the fourth quarter of fiscal year 2006 and agreement was reached with the IRS on the proposed adjustments. There was no material impact on income taxes or interest resulting from these audits and we consider those fiscal years to be effectively settled under FIN 48. By statute, our U.S. federal returns are subject to examination by the IRS for fiscal years 2005 through 2007. Additionally, tax credit carryovers that were generated in prior years and utilized in these years may also be subject to examination by the IRS. In July 2007, the IRS commenced an examination of our fiscal year 2006 federal income tax return. With few exceptions, the fiscal years 2004 to 2007 remain open to examination by state and foreign taxing jurisdictions. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There was $1.2 million of accrued interest and penalties associated with uncertain tax positions as of March 28, 2008, of which $312,000 was recognized in the period ended March 28, 2008.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 — Employee Benefits
     The Company is a sponsor of a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code. The Company may make discretionary contributions to the plan which vest equally over six years. Employees who are at least 18 years of age are eligible to participate in the plan. Participants are entitled, upon termination or retirement, to their vested portion of the plan assets which are held by an independent trustee. Discretionary contributions accrued by the Company during fiscal years 2008, 2007 and 2006 amounted to $4.7 million, $3.9 million and $3.2 million, respectively. The cost of administering the plan is not significant.
Note 9 — Commitments
     In January 2008, the Company entered into several agreements with Space Systems/Loral (SS/L), Loral Space & Communications (Loral) and Telesat Canada (Telesat) related to the Company’s high capacity satellite system. Under the satellite construction contract with SS/L, the Company will purchase a Ka-band satellite (ViaSat-1) for approximately $209.1 million, subject to purchase price adjustments based on satellite performance, planned for launch in early 2011. The Company does not believe the purchase price paid by ViaSat to SS/L for the ViaSat-1 satellite will materially change. In addition, the Company entered into a beam sharing agreement with Loral (“Beam Sharing Agreement”), whereby Loral is responsible for contributing 15% of the total costs (estimated at approximately $60 million) associated with the ViaSat-1 satellite project. As part of this arrangement, Loral executed a separate contract with SS/L whereby Loral is purchasing the Canadian beams on the ViaSat-1 satellite (Loral Beams) for approximately $36.9 million (15% of the total satellite cost of $246.0 million). In addition, Loral remains responsible under the Beam Sharing Agreement to reimburse the Company for certain costs associated with launch, launch and in-orbit insurance, and operating the satellite. The reimbursed costs to the Company from Loral for launch and launch and the first year of in-orbit insurance are expected to be approximately $23.1 million. Further, under the terms of the Beam Sharing Agreement, the Company is appointed the sole and exclusive supplier of end-user broadband terminals and hub equipment for broadband service operated over the Loral Beams. The Company also entered into an agreement with Telesat, whereby Telesat has agreed to transfer certain orbital slot license rights to the Company for ViaSat-1 satellite operation.
     The Company leases office facilities under non-cancelable operating leases with initial terms ranging from one to eleven years which expire between October 2008 and August 2020 and provide for pre-negotiated fixed rental rates during the terms of the lease. Certain of the Company’s facilities leases contain option provisions which allow for extension of the lease terms.
     For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight line basis over the lease term as that term is defined in SFAS No. 13 (SFAS 13), as amended, including any option periods considered in the lease term and any periods during which the Company has use of the property but is not charged rent by a landlord (“rent holiday”). Leasehold improvement incentives paid to the Company by a landlord are recorded as a liability and amortized as a reduction of rent expense over the lease term. Total rent expense was $10.2 million, $8.2 million and $7.6 million in fiscal years 2008, 2007 and 2006, respectively.
     Future minimum lease payments are as follows (in thousands):

Years Ending,
2009	$11,589
2010	13,775
2011	14,689
2012	14,409
2013	13,492
Thereafter	67,123

$135,077

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

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11 — Product Warranty
     The Company provides limited warranties on most of its products for periods of up to five years. The Company records a liability for its warranty obligations when products are delivered based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty cost, the Company bases its estimates on its experience with the technology involved, including engineering estimates and the types of failure that may occur. It is possible that its underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual in fiscal years 2008, 2007 and 2006.

	Years Ended
	March 28, 2008	March 30, 2007	March 31, 2006
	(In thousands)
Balance, beginning of period	$9,863	$8,369	$7,179
Change in liability for warranties issued in period	9,610	7,347	4,309
Settlements made (in cash or in kind) during the period	(7,794)	(5,853)	(3,119)

Balance, end of period	$11,679	$9,863	$8,369

Note 12 — Acquisitions
     Acquisition of JAST, S.A. On August 2, 2007, the Company completed the acquisition of all of the outstanding capital stock of JAST, a Switzerland based, privately-held developer of microwave circuits and antennas for terrestrial and satellite applications, specializing in small, low-profile antennas for mobile satellite communications. The initial purchase price of approximately $2.1 million was comprised primarily of $452,000 related to the fair value of 14,424 shares of the Company’s common stock issued at the closing date, $748,000 in cash consideration, the issuance of an $800,000 payable, and approximately $125,000 in direct acquisition costs. The $748,000 in cash consideration plus approximately $125,000 in direct acquisition costs less cash acquired of $22,000 resulted in a initial net cash outlay of approximately $851,000. The remaining $800,000 is payable on the first anniversary of the closing date, of which $483,000 will be paid in cash and $317,000 will be paid in stock or cash, at the Company’s election. Under the terms of the purchase agreement, up to an additional $4.5 million in consideration is payable in stock and/or cash, at the Company’s option, based on JAST achieving certain earnings performance and technology development targets during the two years following closing. No portion of this additional consideration is guaranteed. The additional consideration, if earned, is payable after JAST achieves specified earnings performance and technology development targets and will be recorded as additional purchase price. During March 2008, goodwill was increased by $66,000 upon resolution of certain tax matters regarding the Company’s realization of operating loss carryforwards and finalization of the purchase price allocation, resulting in a total of $1.3 million in goodwill and $1.4 million in identifiable intangible assets.
     The allocation of purchase price of the acquired assets and assumed liabilities based on the estimated fair values is as follows:

(In thousands)

Current assets	$169
Identifiable intangible assets	1,438
Goodwill	1,288

Total assets acquired	2,895
Liabilities assumed	(770)

Total purchase price	$2,125

     Amounts assigned to other intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from two to five years and are as follows:

(In thousands)
Technology (3 year weighted average life)	$1,122
Customer relationships (5 year weighted average life)	132
Non-compete agreements (5 year weighted average life)	156
Backlog (2 year weighted average life)	28

Total identifiable intangible assets	$1,438

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The acquisition of JAST is beneficial to the Company because it adds complementary technologies and provides additional business opportunities, namely microwave circuits and antennas for terrestrial and satellite applications and small, low-profile antennas for mobile satellite communications. The benefit of these products can be offered to many of the Company’s consumer, enterprise or government customers. These benefits and additional opportunities were among the factors that contributed to a purchase price resulting in the recognition of goodwill which has been recorded within the commercial networks segment. The intangible assets and goodwill recognized will not be deductible for federal income tax purposes.
     Acquisition of Intelligent Compression Technologies, Inc. On February 16, 2007, the Company completed the acquisition of all of the outstanding capital stock of ICT, a privately-held provider to corporations, internet service providers (ISPs), and satellite/wireless carriers of data compression techniques, advanced transport protocols, and application optimization to increase the speeds of either narrowband or broadband terrestrial, wireless, or satellite services. The initial purchase price of approximately $20.7 million was comprised primarily of $13.3 million related to the fair value of 414,073 shares of the Company’s common stock issued at the closing date, $7.2 million in cash consideration, and approximately $200,000 in direct acquisition costs. The $7.2 million in cash consideration paid to the former ICT stockholders plus approximately $200,000 in direct acquisition costs less cash acquired of $32,000 resulted in a net cash outlay of approximately $7.4 million. Under the terms of the purchase agreement, up to an additional $34.3 million in consideration is payable in cash and/or stock, at the Company’s option, based on ICT achieving certain earnings performance over certain 12-month periods during the two years following closing (as well as projected earnings performance for the one-year period thereafter). No portion of this additional consideration is guaranteed. The additional consideration, if earned, is payable after the 12-month period in which ICT achieves the specified earnings performance and will be recorded as additional purchase price. During the fourth quarter of fiscal year 2008, a $1.1 million adjustment reducing goodwill was made to the final purchase price allocation for ICT as certain tax matters were resolved regarding acquired net operating losses.
     The allocation of purchase price of the acquired assets and assumed liabilities based on the estimated fair values is as follows:

(In thousands)
Current assets	$744
Identifiable intangible assets	12,550
Goodwill	11,616
Other assets	1,057

Total assets acquired	25,967
Liabilities assumed	(5,275)

Total purchase price	$20,692

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

     The acquisition of ICT is beneficial to the Company because it adds complementary technologies and provides additional business opportunities. The Company believes that the ICT AcceleNet family of products speeds web browsing and accelerates leading office applications, while simultaneously reducing network congestion. The benefit of these products can be offered to many of the Company’s consumer, enterprise, or government customers. These benefits and additional opportunities were among the factors that contributed to a purchase price resulting in the recognition of goodwill. The intangible assets and goodwill recognized will not be deductible for federal income tax purposes.
     The consolidated financial statements include the operating results of ICT from the date of acquisition in the Company’s commercial networks segment. Pro forma results of operations have not been presented because the effect of the acquisition was insignificant to the financial statements for all periods presented.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     As of March 30, 2007, Enerdyne achieved financial results entitling the former Enerdyne stockholders to $5.9 million of additional consideration. On May 3, 2007, the Company issued 170,763 shares of common stock and $260,000 in cash in full settlement of all additional consideration provisions and the $5.9 million payable outstanding at March 30, 2007. The additional purchase price consideration of $5.9 million was recorded as additional government systems segment goodwill in the fourth quarter of fiscal year 2007. During March 2007, a $1.5 million adjustment reducing goodwill was made to the final purchase price allocation for Enerdyne as certain tax matters were resolved regarding utilization of Enerdyne’s net operating losses as tax deductions in the future resulting in deferred tax assets being recorded.
     The allocation of purchase price of the acquired assets and assumed liabilities based on the estimated fair values is as follows:

(In thousands)
Current assets	$3,543
Property, plant and equipment	343
Identifiable intangible assets	6,570
Goodwill	16,332
Other assets	1,275

Total assets acquired	28,063
Liabilities assumed	(4,666)

Total purchase price	$23,397

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

     The acquisition of Enerdyne is complementary to the Company because the Company will benefit from Enerdyne’s technology, namely unmanned analog and digital video data link capabilities, existing relationships in the unmanned aerial vehicle (UAV) market, customers and highly skilled workforce. The potential opportunities these benefits provide to the Company’s UAV applications product group in its government systems segment were among the factors that contributed to a purchase price resulting in the recognition of goodwill. The intangible assets and goodwill recognized will not be deductible for federal income tax purposes.
     The consolidated financial statements include the operating results of Enerdyne from the date of acquisition in the Company’s UAV applications product line in the government systems segment. Pro forma results of operations have not been presented because the effect of the acquisition was insignificant to the financial statements for all periods presented.
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

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     On May 23, 2006, the Company agreed to pay the maximum additional consideration amount to the former ECC stockholders in the amount of $9.0 million which has been accrued as of March 30, 2007. The $9.0 million was payable in cash or stock, at the Company’s option, in May 2007. The additional purchase price consideration of $9.0 million was recorded as additional goodwill in the commercial networks segment in the first quarter of fiscal year 2007.
     The allocation of purchase price of the acquired assets and assumed liabilities based on the estimated fair values is as follows:

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

     The acquisition of ECC is complementary to the Company because the Company will benefit from ECC’s technology, namely DVB-S2 and ASIC design capabilities, customers and highly skilled workforce. The potential opportunities these benefits provide to ViaSat’s Satellite Networks product group in the commercial networks segment were among the factors that contributed to a purchase price resulting in the recognition of goodwill. The intangible assets and goodwill recognized will be deductible for federal income tax purposes.
     The consolidated financial statements include the operating results of ECC from the date of acquisition in the Company’s commercial networks segment. Pro forma results of operations have not been presented because the effect of the acquisition was insignificant to the financial statements for all periods presented.
Note 13 — Segment Information
     The Company’s government systems, commercial networks and satellite services segments are primarily distinguished by the type of customer and the related contractual requirements. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the commercial networks and satellite services segment. During the third and fourth quarter of fiscal year 2008, the Company made management and organization structure changes due to a shift in product marketing and development strategies and consequently realigned the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company’s satellite services segment is primarily comprised of its ViaSat-1 satellite, mobile broadband and enterprise VSAT services businesses. The Company’s commercial networks segment comprises its former satellite networks and antenna systems segments, except for the satellite services segment. The Company’s reporting segments, including the government systems, commercial networks and satellite services are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance. The following segment information, including prior periods, recasts this new organizational and reporting structure:

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended
	March 28, 2008	March 30, 2007	March 31, 2006
	(In thousands)
Revenues
Government Systems	$319,538	$278,352	$218,394
Commercial Networks	248,297	231,526	216,473
Satellite Services	6,815	6,688	5,229
Elimination of intersegment revenues	—	—	(6,273)

Total revenues	$574,650	$516,566	$433,823

Operating profits (losses)
Government Systems	$45,793	$42,795	$43,450
Commercial Networks	9,802	4,279	(3,401)
Satellite Services	(2,851)	(1,699)	(1,065)
Elimination of intersegment operating profits	44	—	(3,061)

Segment operating profit before corporate and amortization	52,788	45,375	35,923
Corporate	(296)	(428)	(187)
Amortization of intangibles	(9,562)	(9,502)	(6,806)

Income from operations	$42,930	$35,445	$28,930

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortization of acquired intangibles by segment for the fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006 is as follows:

(in thousands)	March 28, 2008	March 30, 2007	March 31, 2006
Government Systems	$1,087	$2,009	$20
Commercial Networks	8,475	7,493	6,786
Satellite Services	—	—	—

Total amortization of intangibles	$9,562	$9,502	$6,806

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, intangible assets and goodwill. Segment assets as of March 28, 2008 and March 30, 2007 are as follows:

(in thousands)	March 28, 2008	March 30, 2007
Segment assets
Government Systems	$139,979	$114,625
Commercial Networks	166,858	170,028
Satellite Services	1,016	1,202

Total segment assets	307,853	285,855
Corporate assets	243,241	198,084

Total assets	$551,094	$483,939

The management and organization structure changes in the third and fourth quarter of fiscal year 2008 resulted in reclassifications of approximately $5.9 million of goodwill and $345,000 of net intangible assets from the Commercial Networks segment to the Government Systems segment as of March 30, 2007. Net intangible assets and goodwill included in segment assets as of March 28, 2008 and March 30, 2007 are as follows:

	Net intangible assets		Goodwill
(in thousands)	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Government Systems	$3,880	$4,967	$22,191	$21,993
Commercial Networks	21,597	28,634	44,216	43,995
Satellite Services	—	—	—	—

Total	$25,477	$33,601	$66,407	$65,988

     Revenue information by geographic area for the fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006 is as follows:

	Years Ended
	March 28, 2008	March 30, 2007	March 31, 2006
	(In thousands)
United States	$472,151	$434,458	$355,459
Europe, Middle East and Africa	40,472	33,930	28,003
Asia Pacific	27,745	21,927	27,855
North America other than United States	28,638	16,706	16,787
Latin America	5,644	9,545	5,719

	$574,650	$516,566	$433,823

     The Company distinguishes revenues from external customers by geographic areas based on customer location.
     The net book value of long-lived assets located outside the United States was $392,000 and $313,000 at March 28, 2008 and March 30, 2007, respectively.
Note 14 — Certain Relationships and Related-Party Transactions
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

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Michael Targoff, a director of the Company since February 2003, currently serves as the Chief Executive Officer and the Vice Chairman of the board of directors of Loral Space & Communications, Inc., the parent of Space Systems/Loral, Inc. and as of October 31, 2007 serves on the board of directors of a newly formed entity, Telesat. John Stenbit, a director of the Company since August 2004, also currently serves on the board of directors of Loral Space & Communications, Inc. The purchase of the ViaSat-1 satellite by the Company from SS/L was approved by the disinterested members of the Company’s Board of Directors.
     As of March 28, 2008, related to the construction of the Company’s high capacity satellite system, the Company paid $3.8 million to Space Systems/Loral and had an outstanding payable of $3.8 million. There was no outstanding payable related to Space Systems/Loral as of March 30, 2007.
     On October 31, 2007, Canada’s Public Sector Pension Investment Board (PSP) and Loral Space & Communications Inc., through a newly formed entity, Telesat, completed the acquisition of 100% of the common shares of Telesat Canada, a ViaSat customer, from BCE Inc. Loral and PSP hold an economic interest in Telesat of 64% and 36%, respectively, and a voting interest of 33 1/3% and 66 2/3%, respectively. In connection with this transaction, Michael Targoff became a director on the board of the newly formed entity, Telesat.
     In the normal course of business, the Company recognized $11.1 million, $9.7 million and $9.9 million of revenue related to Telesat and Telesat Canada combined for the fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006, respectively. Accounts receivable to the Telesat and Telesat Canada combined as of March 28, 2008 and March 30, 2007 were $3.1 million and $4.6 million, respectively.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended March 28, 2008

Allowance for
Date	Doubtful Accounts
(In thousands)
Balance, April 1, 2005	$163
Provision	246
Write-off	(144)

Balance, March 31, 2006	$265
Provision	1,215
Write-off	(266)

Balance, March 30, 2007	$1,214
Provision	501
Write-off	(1,405)

Balance, March 28, 2008	$310

Deferred Tax
Asset Valuation
Date	Allowance
(In thousands)
Balance, April 1, 2005	$769
Provision	303
Write-off	(769)

Balance, March 31, 2006	$303
Provision	100
Write-off	—

Balance, March 30, 2007	$403
Provision	566
Write-off	—

Balance, March 28, 2008	$969

II-1