Form 10-K/A
period 2008-03-28
VIASAT INC
filed 2008-07-28
CIK 797721

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
6155 El Camino Real, Carlsbad
California 92009
(760) 476-2200
(Address, including zip code, and telephone number, including area code, of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001 per share (Title of Each Class)	The NASDAQ Stock Market LLC (Name of Each Exchange on which Registered)
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
     The number of shares outstanding of the registrant’s common stock, $.0001 par value, as of July 10, 2008 was 30,720,603.

DOCUMENTS INCORPORATED BY REFERENCE
None
Explanatory Note
     This Amendment No. 1 to the Annual Report of ViaSat, Inc. (ViaSat or the Company) on Form 10-K for the fiscal year ended March 28, 2008 (the 2008 Form 10-K) is filed to amend the following items in their entirety:
•	Item 10 (Directors, Executive Officers and Corporate Governance),

•	Item 11 (Executive Compensation),

•	Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters),

•	Item 13 (Certain Relationships and Related Transactions, and Director Independence),

•	Item 14 (Principal Accounting Fees and Services) and

•	Item 15 (Exhibits, Financial Statement Schedules).
     This Amendment No. 1 does not reflect events occurring after May 27, 2008, the original filing date of the 2008 Form 10-K. Other than the items listed above, there are no other changes to the 2008 Form 10-K. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in ViaSat’s reports filed with the Securities and Exchange Commission (the Commission) for periods subsequent to the date of the original filing of the 2008 Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position with ViaSat
Mark D. Dankberg	53	Chairman of the Board and Chief Executive Officer
Richard A. Baldridge	50	President and Chief Operating Officer
Steve Estes	53	Vice President--Human Resources
Kevin J. Harkenrider	53	Vice President--Operations
Steven R. Hart	55	Vice President and Chief Technical Officer
Keven K. Lippert	36	Vice President--General Counsel and Secretary
Mark J. Miller	48	Vice President and Chief Technical Officer
Brandon L. Nixon	45	Vice President--Commercial Networks
Ronald G. Wangerin	41	Vice President and Chief Financial Officer
Robert W. Johnson	58	Director
B. Allen Lay	73	Director
Jeffrey M. Nash	60	Director
John P. Stenbit	68	Director
Michael B. Targoff	64	Director
Harvey P. White	74	Director
     Mark D. Dankberg is a founder of ViaSat and has served as Chairman of the Board and Chief Executive Officer of ViaSat since its inception in May 1986. Mr. Dankberg also serves as a director of TrellisWare Technologies, Inc., a privately-held subsidiary of ViaSat that develops advanced signal processing technologies for communication applications. Mr. Dankberg is a director and member of the audit committee of REMEC, Inc., which is now in dissolution. In addition, Mr. Dankberg serves on the advisory board of Minnetronix, Inc. a privately-held medical device and design company. Prior to founding ViaSat, he was Assistant Vice President of M/ A-COM Linkabit, a manufacturer of satellite telecommunications equipment, from 1979 to 1986, and Communications Engineer for Rockwell International Corporation from 1977 to 1979. Mr. Dankberg holds B.S.E.E. and M.E.E. degrees from Rice University.
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
     Brandon L. Nixon became Vice President of ViaSat in March 2008. He joined the company in June 2006 following the acquisition of Enerdyne Technologies, Inc. (Enerdyne). From October 2002 to June 2006 he served as the Chief Executive Officer of Enerdyne. Earlier, after a recapitalization Mr. Nixon served as the Chief Executive Officer of Enerdyne’s parent company along with a sibling subsidiary, Boatracs LLC. Mr. Nixon served as the Chief Executive Officer of both companies until divesting of Boatracs, LLC in October 2004. Prior to joining Enerdyne, Mr. Nixon spent nearly two decades in a variety of executive, management and investor positions within the technology and communication industries, including Hewlett-Packard, Texas Instruments, Cirrus Logic and SAIC. Just prior to joining Enerdyne, Mr. Nixon was a General Partner with a private equity firm, Housatonic Partners, where he founded the firm’s communications practice. In his capacity as General Partner, he invested in, acquired or founded a number of telecommunications related companies. Mr. Nixon holds a B.S. degree in Computer Engineering from University of California, San Diego and an M.B.A. degree from the Stanford Graduate School of Business.
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
     B. Allen Lay has been a director of ViaSat since 1996. From 1983 to 2001, he was a General Partner of Southern California Ventures, a venture capital company. From 2001 to the present he has acted as a consultant to the venture capital industry. Mr. Lay is currently a director of NPI, LLC, a privately-held developer and supplier of proprietary and patentable ingredients for dietary supplements, and Canley Lamps, LLC, a privately-held manufacturer of specialty light bulbs.
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
     John P. Stenbit has been a director of ViaSat since August 2004. From 2001 to his retirement in March 2004, Mr. Stenbit served as the Assistant Secretary of Defense for Command, Control, Communications, and Intelligence (C3I) and later as Assistant Secretary of Defense of Networks and Information Integration/ Department of Defense Chief Information Officer, the C3I successor organization. From 1977 to 2001, Mr. Stenbit worked for TRW, retiring as Executive Vice President. Mr. Stenbit was a Fulbright Fellow and Aerospace Corporation Fellow at the Technische Hogeschool, Einhoven, Netherlands. Mr. Stenbit has chaired the Science Advisory Panel to the Director for the Administrator of the Federal Aviation Administration. Mr. Stenbit currently serves on the board of directors of the following publicly-held companies: SM&A Corporation, Cogent, Inc., SI International, and Loral. He is also on the board of directors of The Mitre Corp. a private, not-for-profit corporation. Mr. Stenbit also serves on the Defense Science Board, the Technical Advisory Group of the National Reconnaissance Office, the Advisory Board of the National Security Agency, the Science Advisory Group of the US Strategic Command and the Naval Studies Board. He also does consulting for various government and commercial clients.
     Michael B. Targoff has been a director of ViaSat since February 2003. In February 2006, Mr. Targoff was elected Chief Executive Officer of Loral Space & Communications, Inc. (Loral). Since November 2005, he has served as the vice chairman of Loral’s board of directors and serves on the executive and compensation committees. Mr. Targoff originally joined Loral Space & Communications Limited in 1981 and served as Senior Vice President and General Counsel until January 1996, when he was elected President and Chief Operating Officer of the newly formed Loral. In 1998, he founded Michael B. Targoff & Co., which invests in telecommunications and related industry early stage companies. Mr. Targoff is chairman of the board and chairman of the audit committee of CPI International, Inc., a publicly-held company, and a director and chairman of the audit committee of Leap Wireless International, Inc., a publicly-held company. Mr. Targoff also serves on the board of directors of five private telecommunications companies. Prior to joining Loral Space & Communications Limited in 1981, Mr. Targoff was a partner in the New York City law firm, Willkie Farr & Gallagher. Mr. Targoff holds a B.A. degree from Brown University and a J.D. degree from the Columbia University School of Law, where he was a Hamilton Fisk Scholar and editor of the Columbia Journal of Law and Social Problems.
     Harvey P. White has been a director of ViaSat since May 2005. Since June 2004, Mr. White has served as Chairman of (SHW)2 Enterprises, a business development and consulting firm. From September 1998 through June 2004, Mr. White served as Chairman and Chief Executive Officer of Leap Wireless International, Inc. Prior to that, Mr. White was a co-founder of QUALCOMM Incorporated where he held various positions including director, President and Chief Operating Officer. Mr. White is the chairman of the board of two private companies, Quanlight, Inc. and YBR Solar, Inc. Mr. White attended West Virginia Wesleyan College and Marshall University where he received a B.A. degree in Economics.
Board Structure and Committee Composition
     As of the date of this proxy statement, our Board of Directors has seven directors and the following five committees: (1) Audit Committee, (2) Compensation and Human Resources Committee, (3) Nominating Committee, (4) Corporate Governance Committee, and (5) Banking/Finance Committee. The membership during the last year and the function of each of the committees are described below. Each of the committees operates under a written charter which can be found on the “Investor Relations” section of our website at viasat.com. During our fiscal year ended March 28, 2008, the Board held eight meetings, including telephonic meetings. During this period, all of the directors attended or participated in at least 75% of the aggregate of the total number of meetings of the Board and the total number of meetings held by all committees of the Board on which each such director served. Although ViaSat does not have a formal policy regarding attendance by members of our Board at our annual meeting of stockholders, we encourage the attendance of our directors and director nominees at our annual meeting, and historically more than a majority have done so. Six of our directors attended last year’s annual meeting of stockholders.

		Compensation and		Corporate
		Human Resources	Nominating	Governance	Banking/Finance
Director	Audit Committee	Committee	Committee (1)	Committee (1)	Committee

Mark D. Dankberg					Member
Robert W. Johnson	Member		Chair	Member
B. Allen Lay	Chair				Member
Jeffrey M. Nash	Member	Chair
John P. Stenbit		Member	Member
Michael B. Targoff				Chair	Chair
Harvey P. White	Member	Member

Number of Meetings in Fiscal 2008	6	8	3	0	1

(1)	Effective as of April 29, 2008, the former Nominating and Corporate Governance Committee was reconstituted as the Nominating Committee, and a separate Corporate Governance Committee was established.
          Audit Committee
          The Audit Committee reviews the professional services provided by our independent registered public accounting firm, the independence of such independent registered public accounting firm from our management, and our annual and quarterly financial statements. The Audit Committee also reviews such other matters with respect to our accounting, auditing and financial reporting practices and procedures as it may find appropriate or may be brought to its attention. The Board of Directors has determined that each of the four members of our Audit Committee is an “audit committee financial expert” as defined by the rules of the SEC. The responsibilities and activities of the Audit Committee are described in greater detail in the “Audit Committee Report.”
          Compensation and Human Resources Committee
          The Compensation and Human Resources Committee is responsible for establishing and monitoring policies governing the compensation of executive officers. In carrying out these responsibilities, the Compensation and Human Resources Committee is responsible for advising and consulting with the officers regarding managerial personnel and development, and for reviewing and, as appropriate, recommending to the Board of Directors, policies, practices and procedures relating to the compensation of directors, officers and other managerial employees and the establishment and administration of our employee benefit plans. The objectives of the Compensation and Human Resources Committee are to encourage high performance, promote accountability and assure that employee interests are aligned with the interests of the ViaSat’s stockholders. For additional information concerning the Compensation and Human Resources Committee, see the “Compensation Discussion and Analysis.”
          Nominating Committee
          The Nominating Committee reviews and recommends nominees for election as directors and committee members, oversees the process for self assessment of the Board of Directors, and advises the Board with respect to Board and committee composition.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of ViaSat common stock to file reports of ownership and changes in ownership with the SEC. These persons are required to furnish us with copies of all forms that they file. Based solely on our review of copies of these forms in our possession, or in reliance upon written representations from our directors and executive officers, we believe that all of our directors, executive officers and 10% stockholders complied with the Section 16(a) filing requirements during the fiscal year ended March 28, 2008, except that Jeffrey Nash filed one late Form 4 and Steven Hart filed two late Form 4’s, each reporting a single transaction.

Code of Ethics
          We are dedicated to maintaining the highest standards of business integrity. It is our belief that adherence to sound principles of corporate governance, through a system of checks, balances and personal accountability is vital to protecting ViaSat’s reputation, assets, investor confidence and customer loyalty. Above all, the foundation of ViaSat’s integrity is our commitment to sound corporate governance. Our corporate governance guidelines and Guide to Business Conduct can be found on the “Investor Relations” section of our website at investors.viasat.com.

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
          The following Compensation Discussion and Analysis provides information regarding the compensation program in place for our executive officers, including the Named Executive Officers identified in the Summary Compensation Table, during our 2008 fiscal year. In particular, this Compensation Discussion and Analysis provides information related to each of the following aspects of our executive compensation program:
•	Overview and objectives of our executive compensation program;

•	Explanation of our executive compensation processes and criteria;

•	Description of the components of our compensation program; and

•	Discussion of how each component fits into our overall compensation objectives.
Overview and Objectives of Executive Compensation Program
          The principal components of our executive compensation program include:
•	Base salary;

•	Short-term or annual awards in the form of cash bonuses;

•	Long-term equity awards; and

•	Other benefits generally available to all of our employees.
          Our executive compensation program incorporates these components because our Compensation and Human Resources Committee considers the combination of these components to be necessary and effective in order to provide a competitive total compensation package to our executive officers and to meet the principal objectives of our executive compensation program. In addition, the Compensation and Human Resources Committee believes that our use of base salary, annual cash bonus, and long-term equity awards as the primary components of our executive compensation program is consistent with the executive compensation programs employed by technology companies of similar size and stage.
          Our overall compensation objectives are premised on the following three fundamental principles, each of which is discussed below: (1) a significant portion of executive compensation should be performance-based, tied to the achievement of certain company financial objectives and individual objectives; (2) the financial interests of our executive management and our stockholders should be aligned; and (3) the executive compensation program should be structured so that we can compete in the marketplace in hiring and retaining top level executives in our industry with compensation that is competitive and fair.
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
          Second, a significant portion of the total compensation paid to our executive officers is paid in the form of equity to further align the interests of our executive officers and our stockholders. In this regard, our executive officers are subject to the downside risk of a decrease in the value of their compensation in the event that the price of our common stock declines. We believe that a combination of restricted stock units, or RSUs, and stock option awards, which each vest with the passage of time, provide meaningful long-term awards that are directly related to the enhancement of stockholder value. Equity awards are intended to reward our executive officers upon achieving operational and financial goals that we believe ultimately will be reflected in the value of our common stock. In addition, the time-vesting schedule of RSU and stock option awards furthers the goal of executive retention.
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
Compensation Processes and Criteria
          The Compensation and Human Resources Committee is responsible for determining our overall executive compensation philosophy and for evaluating and recommending all components of executive officer compensation (including base salary, annual cash bonuses and long-term equity awards) to our Board of Directors for approval. The Compensation and Human Resources Committee acts under a written charter adopted and approved by our Board of Directors and may, in its discretion, obtain the assistance of outside advisors, including compensation consultants, legal counsel and accounting and other advisors. Three outside directors currently serve on the Compensation and Human Resources Committee. Each member qualifies as an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code, a “non-employee director” within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934 and as independent within the meaning of the corporate governance standards of Nasdaq. A copy of the Compensation and Human Resources Committee charter can be found under the “Investor Relations” section of our website at investors.viasat.com.
          Because our executive compensation program relies on the use of three relatively straightforward components (base salary, annual cash bonus, and long-term equity awards), the process for determining each component of executive compensation remains fairly consistent across each component. The Compensation and Human Resources Committee determines compensation in a manner consistent with our primary objectives for executive compensation discussed above. In determining each component of executive compensation, the Compensation and Human Resources Committee generally considers each of the following factors:
•	industry compensation data;

•	individual performance and contributions;

•	company financial performance;

•	total executive compensation;

•	affordability of cash compensation based on ViaSat’s financial results; and

•	availability and affordability of shares for equity awards.
     Industry Compensation Data. The Compensation and Human Resources Committee reviews the executive compensation data of companies in comparable technology industries of similar size and stage to ViaSat as part of the process of determining executive compensation. Industry compensation data consists of peer group compensation data and the Radford Mid-Year Compensation Survey, a nationally recognized compensation survey containing market information of companies in the high technology industry. This survey contains information derived from hundreds of other high technology companies, although the survey does not provide the particular names of those companies whose pay practices are surveyed with respect to any particular position being reviewed. This survey was not compiled specifically for ViaSat but rather represents a database containing comparative compensation data and information for hundreds of other high technology companies. The Compensation and Human Resources Committee therefore reviewed pooled compensation data for positions similar to those held by each Named Executive Officer.
          In 2008, our peer group consisted of the following companies: Arris Group, Comtech Telecommunications, Cubic Corporation, Cymer, Foundry Networks, Harris Stratex Networks, Loral Space & Communications Ltd., MRV Communications, Novatel Wireless, Inc., Orbital Sciences, RF Micro Devices, Inc., Skyworks Solutions, Inc., Tekelec, Trimble Navigation and TriQuint Semiconductor. The peer group was selected based on the following criteria: industry, net income, revenues, earnings per share, and market capitalization.

          Although we maintain a peer group for executive compensation purposes, we continue to primarily rely on industry survey data in determining executive compensation. The selected companies in the peer group are companies that fall within a reasonable range of comparison factors and/or that ViaSat may compete with for executive talent. The peer group was not selected on the basis of executive compensation levels. The peer group compensation data is limited to publicly available information and therefore does not provide precise comparisons by position as offered by more comprehensive survey data. The survey data, however, can be used to provide pooled compensation data for positions closely akin to those held by each named executive officer. In addition, the pool of senior executive talent from which the Company draws and against which it compares itself extends beyond the limited community of ViaSat’s immediate peer group and includes a wide range of other organizations in the communications sector outside ViaSat’s traditional competitors, which range is represented by such surveys. As a result, the primary role of peer group compensation data historically has been to serve as verification that the industry survey data is consistent with ViaSat’s direct publicly-traded peers in the United States and the Compensation and Human Resources Committee continues to primarily rely on industry survey data in determining actual executive compensation.
          Individual Performance. The Compensation and Human Resources Committee makes an assessment of individual executive performance and contributions. The individual performance assessments made by the Compensation and Human Resources Committee are based in part on input from executive management. As part of our executive compensation process, our Chief Executive Officer and President provide input to the Compensation and Human Resources Committee on individual executive performance and contributions. With respect to assessing the individual performance of our Chief Executive Officer, the Compensation and Human Resources Committee relies on an annual assessment completed by our Nominating Committee. The Compensation and Human Resources Committee believes input from management and outside advisors is valuable; however, the Compensation and Human Resources Committee makes its recommendations and decisions based on an independent analysis and assessment.
          Company Financial Performance. As previously discussed, a major component of our executive compensation program is our belief that a significant amount of executive compensation should be based on performance, including company financial performance. Although the Compensation and Human Resources Committee uses specific financial performance metrics as a basis for determining annual cash bonus compensation, company financial performance is also an important factor considered by the Compensation and Human Resources Committee in determining both base salary and equity awards.
          Total Executive Compensation. As part of reviewing each component of executive compensation, the Compensation and Human Resources Committee also considers the total compensation of the executive. A review of total compensation is completed to assure that each executive’s total compensation remains appropriately competitive and continues to meet the compensation objectives described above.
          Affordability. Prior to completing the executive cash compensation (base salary and annual cash bonuses) process, the Compensation and Human Resources Committee confirms that the proposed cash compensation is affordable under and consistent with ViaSat’s financial results. With respect to equity compensation, the Compensation and Human Resources Committee confirms the availability and affordability of shares prior to granting the equity awards to executives. To the extent the Compensation and Human Resources Committee determines that a component of executive compensation is not affordable, appropriate adjustments to that compensation component are made prior to final approval by the Compensation and Human Resources Committee.
          Determination of Compensation. After reviewing, analyzing and discussing each of the factors for executive compensation described above, the Compensation and Human Resources Committee determines (or makes a recommendation to the Board of Directors) the appropriate compensation for each individual executive. However, the Compensation and Human Resources Committee does not establish compensation levels based on benchmarking. The Compensation and Human Resources Committee relies upon the judgment of its members in making compensation decisions, after reviewing our performance and carefully evaluating a Named Executive Officer’s performance during the year against established goals, leadership qualities, operational performance, business responsibilities, experience, current compensation arrangements and long-term potential to enhance stockholder value. While competitive market compensation paid by other companies is reviewed by the Compensation and Human Resources Committee, it does not attempt to set compensation at a certain target percentile within a peer group or otherwise rely entirely on that data to determine Named Executive Officer compensation. Instead, the Compensation and Human Resources Committee incorporates flexibility into our compensation programs and in the assessment process to respond to and adjust for the evolving business environment. The Compensation and Human Resources Committee and the Board hold several meetings each year for the review, discussion and determination of executive compensation.

          The compensation levels of the Named Executive Officers reflect to a significant degree their varying roles and responsibilities. Mr. Dankberg, in his role as the Chairman and Chief Executive Officer, has the greatest level of responsibility among our named executive officers and, therefore, receives the highest level of pay. This is also consistent with competitive practices among our peer group companies.
Components of Our Compensation Program
          As discussed above, the components of our compensation program are the following: base salary, annual cash bonuses, long-term equity-based compensation and certain other benefits that are generally available to all of our employees.
          Base Salary. In determining base salary, the Compensation and Human Resources Committee primarily considers (1) executive compensation survey results from Radford, which generally reports a compensation range for each position, (2) compensation data of our peer group companies prepared and analyzed by our independent compensation consultants, and (3) individual performance and contributions. In evaluating individual executive performance and contributions, the Compensation and Human Resources Committee also considered to what extent the executive:
•	Sustains a high level of performance;

•	Demonstrates success in contributing toward ViaSat’s achievement of key financial and other business objectives;

•	Has a proven ability to help create stockholder value; and

•	Possesses highly developed skills and abilities critical to ViaSat’s success.
          After also considering ViaSat’s recent financial performance, total executive compensation, and confirming affordability under ViaSat’s financial plan, the Compensation and Human Resources Committee set new base salaries for each of the executives. The following table describes the base salaries for fiscal year 2008 and fiscal year 2009 for each of our Named Executive Officers.
Fiscal Year 2008 and Fiscal Year 2009
Base Salary

	Fiscal Year 2008	Fiscal Year 2009	Percentage
Executive	Base Salary	Base Salary	Increase
Mark D. Dankberg	$580,000	$640,000	10.3%
Chairman and
Chief Executive Officer
Richard A. Baldridge	$445,000	$490,000	10.1%
President and
Chief Operating Officer
Ronald G. Wangerin	$325,000	$355,000	9.2%
Vice President and
Chief Financial Officer
Steven R. Hart	$280,000	$305,000	8.9%
Vice President and
Chief Technical Officer
Mark J. Miller	$250,000	$290,000	16.0%
Vice President and
Chief Technical Officer
          Annual Cash Bonuses. Under our executive compensation program, targets for cash bonuses are established as a percentage of base salary and actual award amounts are determined primarily based on the achievement of certain company financial results and individual performance metrics. Historically, the amount for annual cash bonuses is determined by the Compensation and Human Resources Committee primarily based on industry compensation surveys (and validated with compensation data from peer group companies). Based on our compensation philosophy and objectives, the cash bonus targets for executives are generally set between the market 50th and the 75th percentiles of the compensation range for each position (based on industry compensation data). These target bonus amounts are based in part on the Compensation and Human Resources Committee’s review of cash bonus payments made to similarly situated executives of other surveyed companies, as reported in the survey data reviewed by the Compensation and Human Resources Committee and described above. In addition, in determining the target bonus amounts, the Compensation and Human Resources Committee also considered the expected individual contributions of each executive toward the overall success of the company. Consistent with the company’s compensation philosophy, annual cash bonuses are subject to affordability based on ViaSat’s financial results.
          For fiscal year 2008, the specific metrics for determining annual cash bonuses placed equal emphasis on ViaSat’s annual financial performance and individual performance. The financial metrics were set at the beginning of the 2008 fiscal year and were based on the year’s internally-developed financial plan, which was approved by our Board of Directors. The individual performance factors for the executive officers (excluding the Chief Executive Officer) were determined by the Compensation and Human Resources Committee based on input and recommendations from our Chief Executive Officer and President as well as input from the Compensation and Human Resources Committee. These individual performance metrics are typically qualitative in nature and not quantifiable. The individual performance metrics for the Chief Executive Officer are described below. The annual performance metrics for determining annual cash bonuses, both financial and individual, are intended to be challenging but achievable. The table below describes the financial and individual objectives (and weighting of each objective) used for determining annual cash bonuses for our Named Executive Officers (excluding our Chief Executive Officer) for fiscal year 2008.
Fiscal Year 2008 Cash Bonus Objectives

Objective	Weighting
Financial — Earnings per share	20%
Financial — New Contract Awards	12.5%
Financial — Revenues	10%
Financial — Net Operating Asset Turnover	7.5%
Individual — Contribution Toward Achievement of Company Financial Targets	30%
Individual — Achievement of Individual Goals	20%
          For purposes of determining the annual cash bonuses for our Chief Executive Officer in fiscal year 2008, our Compensation and Human Resources Committee relied on an assessment of our Chief Executive Officer completed by our Nominating Committee. The criteria used by the Nominating Committee for our Chief Executive Officer’s fiscal year 2008 evaluation included (with approximately one-third of the weighting applied to each of the three main categories):
•	Company financial performance: earnings per share, new contract awards, revenues, and net operating asset turnover;

•	Leadership: strategic, ethics, and integrity; and

•	Strategic: industry positioning, short term and long term strategies, measurable progress in key business areas, and growth strategy.
          The performance metrics for determining the annual cash bonuses for our Chief Executive Officer consists of both objective and subjective criteria. Under the objective performance factors, ViaSat must achieve quantifiable financial performance metrics. The attainment of our Chief Executive Officer’s leadership and strategic individual performance factors, while made in the context of the objective criteria, is based upon a subjective evaluation of his individual performance by the Compensation and Human Resources Committee with input from the Nominating Committee. In coming to its determination, the Compensation and Human Resources Committee does not follow any guidelines nor are there any such standing guidelines regarding the exercise of such discretion.
          The executive bonus program does not have any pre-established minimum or maximum payout. At the beginning of each fiscal year, the Board of Directors approves ViaSat’s financial plan for the upcoming fiscal year and the Compensation and Human Resources Committee approves the target bonus pool (executives and employees) for the upcoming fiscal year. The Board of Directors and the Compensation and Human Resources Committee also retain the discretion to take additional factors into account (e.g., market conditions, total executive compensation, additional company financial metrics or extraordinary individual contributions) and make adjustments to executive bonus compensation to the extent appropriate.

          For fiscal year 2008, although the company achieved strong financial results, based on a recommendation from executive management and consistent with the company’s compensation philosophy, we did not approve an annual cash bonus for executive management based on affordability. Due to the fact that the fiscal 2008 annual bonus determinations were based on the Compensation and Human Resources Committee’s consideration of factors other than performance, ViaSat determined that the financial and individual performance targets set by the Compensation and Human Resources Committee for fiscal 2008 are not material in the context of the company’s executive compensation policies or decisions for fiscal 2008.
Fiscal Year 2008 Cash Bonuses

	Target Cash
	Bonuses As
	Percentage	Target Cash
	of Base	Bonuses	Cash
Executive	Salary	Percentile	Bonuses
Mark D. Dankberg	107%	50th-75th	$0
Richard A. Baldridge	80%	50th-75th	$0
Ronald G. Wangerin	66%	50th-75th	$0
Steven R. Hart	59%	50th-75th	$0
Mark J. Miller	64%	50th-75th	$0
          Equity-Based Compensation. Consistent with our belief that equity-based compensation is a key component for an effective executive compensation program at growth-oriented technology companies, our Board of Directors provides long-term equity awards to our executive officers. No equity-based compensation grants were made during fiscal year 2008 to our Named Executive Officers.
          Other Benefits. We provide a comprehensive benefits package to all of our employees, including our Named Executive Officers, which includes medical, dental, vision care, disability insurance, life insurance benefits, flexible spending plan, 401(k) savings plan, educational reimbursement program, employee assistance program, employee stock purchase plan, holidays and personal time off which includes vacation, sick or personal days off and a sell back policy. Certain executives also receive access to our sports and golf club membership. We do not currently offer defined benefit pension, deferred compensation or supplemental executive retirement plans to any of our employees.
Change of Control and Employment Agreements
          We currently do not have any employment agreements, change of control agreements or severance arrangements with any of our executive officers.
Equity Grant Process
          Stock options and RSUs are part of the equity compensation program for many of our employees. Equity awards have historically been granted in approximately 18 to 24 month cycles. Grant approval for executive officers occurs at meetings of the Board of Directors. Because of the more lengthy process for determining executive equity grants, executive equity grants are not always made at the same time as grants to all other eligible employees. The timing of grants is not coordinated with the release of material non-public information. Stock option awards are made at fair market value on the date of grant (as defined under our equity plan) and awards of RSUs are made in accordance with the terms of our equity plan. The Compensation and Human Resources Committee is currently examining alternative cycle times between equity grants to potentially more closely align our equity compensation program with the market practices.
          In addition to grants made each year to our current employees, stock option and RSU grants are made during the year to newly-hired employees as part of the in-hire package, as well as to existing employees for purposes of retention or in recognition of special achievements. In order to address the need to grant options at multiple times during the year, the Compensation and Human

Resources Committee has delegated authority to the company’s Chief Executive Officer, President and Vice President of Human Resources to make grants to employees other than Section 16 officers, subject to certain guidelines and an overall share limitation. These senior executives are each authorized to identify the award recipient and the number of shares subject to the option grant; the Compensation and Human Resources Committee sets all other terms of the awards. Grants made by these senior executives under delegation of authority from the Compensation and Human Resources Committee are generally made once a quarter. In addition, we do not grant re-load options, make loans to executives to exercise stock options, or grant stock options at a discount.
Stock Ownership/Retention Guidelines
          The Board of Directors believes that the number of shares of ViaSat stock owned by individual members of management is a personal decision, and encourages stock ownership.
Tax and Accounting Considerations
          We select and implement the components of compensation primarily for their ability to help us achieve the objectives of our compensation program and not based on any unique or preferential financial tax or accounting treatment. However, when awarding compensation, the Compensation and Human Resources Committee is mindful of the level of earnings per share dilution that will be caused as a result of the compensation expense related to the Compensation and Human Resources Committee’s actions. For example, in fiscal year 2007, the Compensation and Human Resources Committee added RSUs to our equity award program to, in part, help reduce the accounting expense and dilution associated with our equity award program. In addition, Section 162(m) of the Internal Revenue Code generally sets a limit of $1.0 million on the amount of annual compensation (other than certain enumerated categories of performance-based compensation) that we may deduct for federal income tax purposes. For fiscal year 2008, we do not anticipate that there will be nondeductible compensation for covered executives. While we have not adopted a policy requiring that all compensation be deductible, the Compensation and Human Resources Committee will continue to review the Section 162(m) issues associated with possible modifications to our compensation arrangements in fiscal year 2009 and future years and will, where reasonably practicable and consistent with our business goals, seek to qualify variable compensation paid to our executive officers for an exemption from the deductibility limitations of Section 162(m) while maintaining a competitive, performance-based compensation program.
Compensation Committee Report
          The Compensation and Human Resources Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation and Human Resources Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.
          The information contained in this Compensation Committee Report shall not be deemed to be “soliciting material,” to be “filed” with the SEC or be subject to Regulation 14A or Regulation 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed to be incorporated by reference in future filings with the SEC except to the extent that ViaSat specifically incorporates it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.
Respectfully Submitted by the
Compensation and Human Resources Committee
Jeffrey M. Nash
John P. Stenbit
Harvey P. White

Summary Compensation Table
          The following table sets forth the compensation earned during the fiscal years ended March 28, 2008 and March 30, 2007 by our Chief Executive Officer and Chief Financial Officer, as well as our three other most highly compensated executive officers (collectively, the Named Executive Officers).

						Non-Equity
						Incentive
				Stock	Option	Plan	All Other
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation		Total
Principal Position	Year	($)	($)	($) (1)	($) (1)	($) (2)	($) (3)		($)

Mark D. Dankberg	2008	580,000	—	84,156	325,319	—	13,489	(4)	1,002,964
Chairman and Chief	2007	545,000	—	39,304	151,935	640,000	8,424		1,384,663
Executive Officer
Richard A. Baldridge	2008	445,000	—	65,151	251,860	—	18,201		780,212
President and Chief	2007	420,000	—	30,428	117,627	390,000	7,236		965,291
Operating Officer
Ronald G. Wangerin	2008	325,000	—	27,149	104,942	—	8,885		465,976
Vice President and	2007	295,000	—	12,679	49,011	200,000	12,102		568,792
Chief Financial Officer
Steven R. Hart	2008	280,000	—	19,005	73,459	—	12,044	(4)	384,508
Vice President and	2007	260,000	—	8,876	34,308	150,000	10,500		463,684
Chief Technical Officer
Mark J. Miller	2008	250,000	—	13,571	52,471	—	21,546	(4)(5)	337,588
Vice President and	2007	240,000	—	6,338	24,506	130,000	12,981		413,825
Chief Technical Officer

(1)	This column represents the compensation cost recognized by us for financial statement reporting purposes in fiscal 2008 and 2007 for stock options and restricted stock units granted to each of the Named Executive Officers, in those years as well as prior fiscal years, in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment,” or SFAS 123R. Pursuant to SEC rules, the amounts shown disregard adjustments for forfeiture assumptions. For additional information on the valuation assumptions used in the calculation of these amounts, refer to note 1 to the financial statements included in our annual report on Form 10-K for the respective year end, as filed with the SEC. These amounts reflect the company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the Named Executive Officers.

(2)	Represents amounts paid under our annual bonus program.

(3)	Unless otherwise indicated, all other compensation consists only of matching 401(k) contributions and reimbursement of club dues for certain executives.

(4)	Includes patent award of $5,500 for Mr. Dankberg, $6,250 for Mr. Miller and $1,750 for Mr. Hart.

(5)	Includes vacation cash out of $9,615 for Mr. Miller.

Grants of Plan-Based Awards in Fiscal 2008
          The following table sets forth information regarding grants of plan-based awards to each of the Named Executive Officers during fiscal 2008.

		Estimated Future Payouts Under Non-Equity			All Other
		Incentive Plan Awards (1)			Stock	All Other Option
					Awards:	Awards:		Grant Date
					Number of	Number of	Exercise or	Fair Value
					Shares of	Securities	Base Price of	of Stock
					Stock or	Underlying	Option	and Option
	Grant	Threshold	Target	Maximum	Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	($/Sh)	($/Sh)

Mark D. Dankberg	—	—	620,600	—	—	—	—	—
Richard A. Baldridge	—	—	356,000	—	—	—	—	—
Ronald G. Wangerin	—	—	214,500	—	—	—	—	—
Steven R. Hart	—	—	165,200	—	—	—	—	—
Mark J. Miller	—	—	160,000	—	—	—	—	—

(1)	Represents target amounts payable under our annual cash bonus program for fiscal year 2008. No cash bonuses were actually paid to the Named Executive Officers pursuant to the bonus program for fiscal year 2008. The material terms of the bonus program are described in the “Compensation Discussion and Analysis” section above.

Outstanding Equity Awards at 2008 Fiscal Year-End
          The following table lists all outstanding equity awards held by each of the Named Executive Officers as of March 28, 2008.

	Option Awards					Stock Awards
	Number of Securities Underlying
	Unexercised Options							Equity Incentive Plan
	(#)							Awards
									Market or
			Equity						Payout
			Incentive Plan				Market	Number of	Value of
			Awards:			Number	Value of	Unearned	Unearned
			Number of			of Shares	Shares or	Shares,	Shares,
			Securities			or Units	Units of	Units or	Units or
			Underlying			of Stock	Stock	Other	Other
			Unexercised	Option	Option	That	That	Rights	Rights
			Unearned	Exercise	Expiration	Have Not	Have Not	That Have	That Have
		Unexercisable	Options	Price	Date	Vested	Vested	Not Vested	Not Vested
Name	Exercisable	(1)	(#)	($)	(2)	(#) (3)	($) (4)	(#)	($)

Mark D. Dankberg	30,000	—	—	8.54	6/15/2008	—	—	—	—
	30,000	—	—	8.07	7/14/2009	—	—	—	—
	60,000	—	—	14.00	12/21/2010	—	—	—	—
	80,000	—	—	13.16	12/11/2011	—	—	—	—
	60,000	—	—	18.25	12/18/2013	—	—	—	—
	80,000	—	—	21.02	12/16/2014	—	—	—	—
	29,063	87,187	—	26.15	10/11/2012	—	—	—	—
	—	—	—	—	—	9,687	209,530	—	—
Richard A. Baldridge	20,000	—	—	26.16	1/14/2010	—	—	—	—
	35,000	—	—	14.00	12/21/2010	—	—	—	—
	50,000	—	—	13.16	12/11/2011	—	—	—	—
	45,000	—	—	18.25	12/18/2013	—	—	—	—
	55,000	—	—	21.02	12/16/2014	—	—	—	—
	22,500	67,500	—	26.15	10/11/2012	—	—	—	—
	—	—	—	—	—	7,500	162,225	—	—
Ronald G. Wangerin	4,000	—	—	4.70	8/7/2012	—	—	—	—
	6,000	—	—	10.73	3/13/2013	—	—	—	—
	20,000	—	—	18.25	12/18/2013	—	—	—	—
	30,000	—	—	21.02	12/16/2014	—	—	—	—
	9,375	28,125	—	26.15	10/11/2012	—	—	—	—
	—	—	—	—	—	3,125	67,594	—	—
Steven R. Hart	8,000	—	—	7.77	6/15/2008	—	—	—	—
	8,000	—	—	7.33	7/14/2009	—	—	—	—
	20,000	—	—	14.00	12/21/2010	—	—	—	—
	20,000	—	—	13.16	12/11/2011	—	—	—	—
	18,000	—	—	18.25	12/18/2013	—	—	—	—
	20,000	—	—	21.02	12/16/2014	—	—	—	—
	6,563	19,687	—	26.15	10/11/2012	—	—	—	—
	—	—	—	—	—	2,187	47,305	—	—
Mark J. Miller	7,000	—	—	7.77	6/15/2008	—	—	—	—
	7,000	—	—	7.33	7/14/2009	—	—	—	—
	17,500	—	—	14.00	12/21/2010	—	—	—	—
	20,000	—	—	13.16	12/11/2011	—	—	—	—
	18,000	—	—	18.25	12/18/2013	—	—	—	—
	20,000	—	—	21.02	12/16/2014	—	—	—	—
	4,688	14,062	—	26.15	10/11/2012	—	—	—	—
	—	—	—	—	—	1,562	33,786	—	—

(1)	Options vest and become exercisable in four equal annual installments over the course of four years.

(2)	The expiration date of each option occurs six to ten years after the date of grant of each option.

(3)	Stock awards vest in four equal annual installments over the course of four years.

(4)	Computed by multiplying the closing market price of our common stock ($21.63) on March 28, 2008 (the last trading day of fiscal year 2008) by the number of shares subject to such stock award.

Option Exercises and Stock Vested in Fiscal 2008
          The following table provides information concerning exercises of stock options by each of the Named Executive Officers and stock awards vested for each of the Named Executive Officers during fiscal 2008.

	Option Awards		Stock Awards
	Number of Shares Acquired		Number of Shares Acquired
	on Exercise	Value Realized on Exercise	on Vesting	Value Realized on Vesting
Name	(#)	($)(1)	(#)	($)

Mark D. Dankberg	—	—	3,230	103,069
Richard A. Baldridge	—	—	2,500	79,775
Ronald G. Wangerin	3,000	72,810	1,042 (2)	33,250	(2)
Steven R. Hart	8,000	204,480	730	23,294
Mark J. Miller	—	—	521 (2)	16,625	(2)

(1)	The value realized equals the difference between the closing market price of our common stock on the date of exercise and the option exercise price, multiplied by the number of shares for which the option was exercised.

(2)	Mr. Wangerin and Mr. Miller deferred 100% of their respective restricted stock unit awards vested during fiscal year 2008. All restricted stock units noted in table above for Mr. Wangerin and Mr. Miller vested during fiscal year 2008, but underlying shares for these awards had not yet been delivered or acquired as of the end of fiscal year 2008.
Director Compensation
          The following table sets forth the compensation earned during the year ended March 28, 2008 by each of our non-employee directors.

					Change in
					Pension Value
					and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock		Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Option Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($) (1)(2)	($)	($)	($)	($)

Robert W. Johnson	35,000	—	155,933	—	—	—	190,933
B. Allen Lay	36,500	—	155,933	—	—	—	192,433
Jeffrey M. Nash	42,750	—	155,933	—	—	—	198,683
John P. Stenbit	35,500	—	178,077	—	—	—	213,577
Michael B. Targoff	30,500	—	155,933	—	—	—	186,433
Harvey P. White	37,500	—	189,934	—	—	—	227,434

(1)	This column represents the compensation cost recognized by us for financial statement reporting purposes in fiscal 2008 for stock options granted to each of the non-employee directors, in fiscal 2008 as well as prior fiscal years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown disregard adjustments for forfeiture assumptions. For additional information on the valuation assumptions used in the calculation of these amounts, refer to note 1 to the financial statements included in our annual report on Form 10-K for the year ended March 28, 2008, as filed with the SEC. These amounts reflect the company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the non-employee directors.

(2)	The aggregate number of options outstanding at the end of fiscal 2008 for each director was as follows: Dr. Johnson 90,000; Mr. Lay 90,000; Dr. Nash 74,000; Mr. Stenbit 55,000; Mr. Targoff 65,000; and Mr. White 45,000. The full grant date fair value of stock options granted to each non-employee director during the fiscal year ended March 28, 2008 was $103,581, which reflects the company’s accounting expense for these options, and does not correspond to the actual value that may be recognized by the non-employee directors.
          Members of the Board of Directors are reimbursed for expenses actually incurred in attending meetings of the Board and its committees. Each non-employee director is paid an annual fee of $12,000. In addition, each non-employee director is paid $2,000 for participation in each regular meeting of the Board and $1,000 for participation in each committee meeting as a regular committee member, or $1,500 for participation in each committee meeting as a committee chairperson. The fee paid to each director for participation via telephone for each regular meeting or each committee meeting is one-half of the regular fee. Each non-employee director at the time of initial election to the Board is granted an option to purchase 15,000 shares of ViaSat common stock and on the date of each subsequent annual meeting of stockholders is granted an option to purchase 10,000 shares of ViaSat common stock.
Compensation Committee Interlocks and Insider Participation
          The members of the Compensation and Human Resources Committee for the 2008 fiscal year were Dr. Nash, Mr. Stenbit and Mr. White. During fiscal 2008, no interlocking relationship existed between any member of the Compensation and Human Resources Committee and any member of any other company’s board of directors or compensation committee.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
          The following table provides information as of March 28, 2008 with respect to shares of ViaSat common stock that may be issued under existing equity compensation plans. In accordance with the rules promulgated by the SEC, the table does not include information with respect to shares subject to outstanding options granted under equity compensation arrangements assumed by us in connection with mergers and acquisitions of the companies that originally granted those options.

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
	Number of securities to be		equity compensation
	issued upon exercise of	Weighted average exercise	plans (excluding
	outstanding options,	price of outstanding options,	securities reflected in
Plan Category	warrants and rights (#)(1)	warrants and rights ($)	column (#)(a))

Equity compensation plans approved by security holders (2)	5,840,540 (3)	18.72	1,845,390 (4)
Equity compensation plans not approved by security holders	—	—	—

Total	5,840,540	18.72	1,845,390

(1)	Pursuant to SEC rules, this column does not reflect options assumed in mergers and acquisitions where the plans governing the options will not be used for future awards. As of March 28, 2008, a total of 101,594 shares of ViaSat common stock were issuable upon exercise of outstanding options under those assumed arrangements. The weighted average exercise price of those outstanding options is $13.75 per share.

(2)	Consists of two plans: (a) the Third Amended and Restated 1996 Equity Participation Plan of ViaSat, Inc., and (b) the ViaSat, Inc. Employee Stock Purchase Plan, as amended.

(3)	Excludes purchase rights currently accruing under the ViaSat, Inc. Employee Stock Purchase Plan.

(4)	Includes shares available for future issuance under the ViaSat, Inc. Employee Stock Purchase Plan. As of March 28, 2008, 299,750 shares of common stock were available for future issuance under the plan.

Security Ownership of Certain Beneficial Owners and Management
          The following table sets forth information known to us regarding the ownership of ViaSat common stock as of July 10, 2008 by: (1) each director, (2) each of the Named Executive Officers identified in the Summary Compensation Table, (3) all directors and executive officers of ViaSat as a group, and (4) all other stockholders known by ViaSat to be beneficial owners of more than 5% of ViaSat common stock.

			Percent
	Amount and Nature of		Beneficial
	Beneficial		Ownership (%)
Name of Beneficial Owner (1)	Ownership (2)		(3)

Directors and Officers:
Mark D. Dankberg	1,865,476	(4)	6.0
Steven R. Hart	818,159	(5)	2.7
Robert W. Johnson	629,163	(6)	2.0
Mark J. Miller	391,422	(7)	1.3
B. Allen Lay	366,995	(8)	1.2
Jeffrey M. Nash	356,757	(9)	1.2
Richard A. Baldridge	239,107	(10)	*
Michael B. Targoff	119,417	(11)	*
Ronald G. Wangerin	71,985	(12)	*
John P. Stenbit	41,667	(13)	*
Harvey P. White	31,667	(14)	*
All directors and executive officers as a group (15 persons)	4,986,728		15.6
Other 5% Stockholders:
Matrix Capital Management Company LLC	1,613,333	(15)	5.3
Franklin Resources, Inc.	1,585,004	(16)	5.2

*	Less than 1%.

(1)	Under the rules of the SEC, a person is the beneficial owner of securities if that person has sole or shared voting or investment power. Except as indicated in the footnotes to this table and subject to applicable community property laws, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2)	In computing the number of shares beneficially owned by a person named in the table and the percentage ownership of that person, shares of common stock that such person had the right to acquire within 60 days after July 10, 2008 are deemed outstanding, including without limitation, upon the exercise of options or the vesting of restricted stock units. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. References to options in the footnotes of the table include only options to purchase shares that were exercisable on or within 60 days after July 10, 2008 and references to restricted stock units in the footnotes of the table include only restricted stock units that would vest and settle on or within 60 days after July 10, 2008.

(3)	For each person included in the table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person by the sum of (a) 30,720,603 shares of common stock outstanding on July 10, 2008 plus (b) the number of shares of common stock that such person had the right to acquire within 60 days after July 10, 2008.

(4)	Includes 339,063 shares subject to options exercisable by Mr. Dankberg within 60 days after July 10, 2008. The address of Mr. Dankberg is 6155 El Camino Real, Carlsbad, California 92009.

(5)	Includes 92,563 shares subject to options exercisable by Mr. Hart within 60 days after July 10, 2008.

(6)	Includes 76,667 shares subject to options exercisable by Mr. Johnson within 60 days after July 10, 2008.

(7)	Includes 87,188 shares subject to options exercisable by Mr. Miller within 60 days after July 10, 2008 and 521 shares subject to restricted stock units granted to Mr. Miller. These restricted stock units have vested, but underlying shares have not yet been delivered or acquired.

(8)	Consists of (a) 30,400 shares held by the Lay Charitable Remainder Unitrust, (b) 114,442 shares held by the Lay Living Trust, (c) 145,486 shares held by Lay Ventures, and (d) 76,667 shares subject to options exercisable by Mr. Lay within 60 days after July 10, 2008.

(9)	Includes 60,667 shares subject to options exercisable by Mr. Nash within 60 days after July 10, 2008.

(10)	Includes 227,500 shares subject to options exercisable by Mr. Baldridge within 60 days after July 10, 2008.

(11)	Includes 51,667 shares subject to options exercisable by Mr. Targoff within 60 days after July 10, 2008.

(12)	Includes 69,375 shares subject to options exercisable by Mr. Wangerin within 60 days after July 10, 2008.

(13)	Includes 41,667 shares subject to options exercisable by Mr. Stenbit within 60 days after July 10, 2008.

(14)	Includes 31,667 shares subject to options exercisable by Mr. White within 60 days after July 10, 2008.

(15)	Based solely on information contained in a Schedule 13G filed with the SEC on April 28, 2008 by Matrix Capital Management Company LLC and David E. Goel, reporting that Matrix Capital Management Company LLC, in its capacity as an investment adviser, has the sole right to vote and dispose of 1,613,333 shares. Mr. Goel is the Managing Member of Matrix Capital Management Company LLC. The address of Matrix Capital Management Company LLC is 1000 Winter Street, Suite 4500, Waltham, Massachusetts 02451.

(16)	Based solely on information contained in a Schedule 13G filed with the SEC on February 4, 2008 by Franklin Resources, Inc., reporting that the shares of ViaSat common stock are beneficially owned by one or more open- or closed-end investment companies or other managed accounts that are advised by direct and indirect subsidiaries of Franklin Resources, Inc. These subsidiaries have been granted all investment and/or voting power over the shares of ViaSat common stock. Charles B. Johnson and Rupert H. Johnson, Jr. each own in excess of 10% of the outstanding common stock of Franklin Resources, Inc. and are the principal stockholders of Franklin Resources, Inc. The Schedule 13G reports that Franklin Advisers, Inc., Franklin Templeton Portfolio Advisors, Inc., Fiduciary Trust Company International and Fiduciary International, Inc. have sole power to vote (or to direct the vote) and dispose (or to direct the disposition) of 910,617 shares, 431,627 shares, 228,260 shares and 14,500 shares, respectively. The address of Franklin Resources, Inc. is One Franklin Parkway, San Mateo, California 94403.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Review and Approval of Related Party Transactions
          All transactions and relationships in which the company and our directors and executive officers or their immediate family members are participants are reviewed by our Audit Committee or another independent body of the Board of Directors, such as the independent and disinterested members of the Board. As set forth in the Audit Committee charter, the members of the Audit Committee, all of whom are independent directors, review and approve related party transactions for which such approval is required under applicable law, including SEC and Nasdaq rules. In the course of its review and approval or ratification of a disclosable related party transaction, the Audit Committee or the independent and disinterested members of the Board may consider:
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
Related Party Transactions
          Michael Targoff, a director of ViaSat since February 2003, currently serves as the Chief Executive Officer and the Vice Chairman of the board of directors of Loral, the parent of Space Systems/Loral, Inc. (SS/L), and as of October 31, 2007, is also a director of Telesat Holdings Inc., a new entity formed in connection with Loral’s acquisition of Telesat Canada described below. John Stenbit, a director of ViaSat since August 2004, also currently serves on the board of directors of Loral.
          On October 31, 2007, Loral and its Canadian partner, Public Sector Pension Investment Board (PSP), through Telesat Holdings Inc., a joint venture formed by Loral and PSP, completed the acquisition of 100% of the stock of Telesat Canada from BCE Inc. Loral holds equity interests in Telesat Holdings Inc. representing 64% of the economic interests and 33 1/3% of the voting interests. PSP holds 36% of the economic interests and 66 2/3% of the voting interests in Telesat Holdings Inc. (except with respect to the election of directors as to which it holds a 30% voting interest). In connection with this transaction, Michael Targoff became a director on the board of the newly formed entity, Telesat Holdings Inc.
          In January 2008, we entered into several agreements with SS/L, Loral and Telesat Canada related to our anticipated high capacity satellite system. Under the satellite construction contract with SS/L, we will purchase a new broadband satellite (ViaSat-1) designed by us and to be constructed by SS/L for approximately $209.1 million, subject to purchase price adjustments based on satellite performance. In addition, we entered into a beam sharing agreement with Loral, whereby Loral is responsible for contributing 15% of the total costs (estimated at approximately $60 million) associated with the ViaSat-1 satellite project. Our purchase of the ViaSat-1 satellite from SS/L was approved by the disinterested members of our Board of Directors, after a determination by the disinterested members of our Board that the terms and conditions of the purchase were fair to ViaSat and in the best interests of ViaSat and its stockholders.

     As of March 28, 2008, related to the construction of our anticipated high capacity satellite system, we paid $3.8 million to SS/L and had an outstanding payable of $3.8 million. There was no outstanding payable related to SS/L as of March 30, 2007. In the normal course of business, we recognized $11.1 million, $9.7 million and $9.9 million of revenue related to Telesat Canada for the fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006, respectively. Accounts receivable to Telesat Canada as of March 28, 2008 and March 30, 2007 were $3.1 million and $4.6 million, respectively.
Board Independence
     The criteria established by The Nasdaq Stock Market, or Nasdaq, for director independence include various objective standards and a subjective test. A member of the Board of Directors is not considered independent under the objective standards if, for example, he or she is (1) an employee of the company, or (2) a partner in, or an executive officer of, an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year. The subjective test requires that each independent director not have a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
     None of the directors was disqualified from independent status under the objective standards, other than Mr. Dankberg, who does not qualify as independent because he is a ViaSat employee. The subjective evaluation of director independence by the Board of Directors was made in the context of the objective standards by taking into account the standards in the objective tests, and reviewing and discussing additional information provided by the directors and the company with regard to each director’s business and personal activities as they may relate to ViaSat and ViaSat’s management. In conducting this evaluation, the Board considered the following relationships that did not exceed Nasdaq objective standards but were identified by the Nominating Committee for further consideration by the Board under the subjective standard. Mr. Targoff currently serves as the Chief Executive Officer and as a member of the board of directors of companies with which ViaSat does business. Mr. Stenbit, a director of ViaSat, is also a non-employee director of another company with which ViaSat does business. The nature of these relationships and transactions are described in greater detail in “Certain Relationships and Related Transactions.” Based on all of the foregoing, the Board made a subjective determination as to each non-employee director that, other than Mr. Targoff, no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
     As a result, the Board of Directors affirmatively determined that each member of the Board of Directors other than Mr. Dankberg and Mr. Targoff is independent under the criteria established by Nasdaq for director independence. In addition to the Board level standards for director independence, all members of the Audit Committee, Compensation and Human Resources Committee, and Nominating Committee are independent directors.
Item 14. Principal Accounting Fees and Services
Principal Accountant Fees and Services
     The following is a summary of the fees billed by PricewaterhouseCoopers for professional services rendered for the fiscal years ended March 28, 2008 and March 30, 2007:

Fee Category	Fiscal 2008 Fees ($)	Fiscal 2007 Fees ($)
Audit Fees	1,382,263	1,432,164
Audit-Related Fees	—	—
Tax Fees	30,490	37,486
All Other Fees	3,500	2,425

Total Fees	1,416,253	1,472,075

          Audit Fees. This category includes the audit of our annual consolidated financial statements and the audit of our internal control over financial reporting, review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. For the fiscal year ended March 30, 2007, this category also includes fees related to the audit of management’s assessment of our internal control over financial reporting.
          Audit-Related Fees. This category consists of assurance and related services provided by PricewaterhouseCoopers that are reasonably related to the performance of the audit or review of our consolidated financial statements, and are not reported above as “Audit Fees.” These services include accounting consultations in connection with acquisitions, and consultations concerning financial accounting and reporting standards.
          Tax Fees. This category consists of professional services rendered by PricewaterhouseCoopers, primarily in connection with tax compliance, tax planning and tax advice activities. These services include assistance with the preparation of tax returns, claims for refunds, value added tax compliance, and consultations on state, local and international tax matters.
          All Other Fees. This category consists of fees for products and services other than the services reported above, including fees for subscription to PricewaterhouseCoopers’s on-line research tool.
Pre-Approval Policy of the Audit Committee
          The Audit Committee has established a policy that all audit and permissible non-audit services provided by our independent registered public accounting firm will be pre-approved by the Audit Committee. These services may include audit services, audit-related services, tax services and other services. The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of the independent registered public accounting firm. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. In fiscal 2008, there were no exceptions to the policy of securing the pre-approval of the Audit Committee for any service provided by the independent registered public accounting firm.

PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a) Documents filed as part of the report:
     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3) Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	First Amended and Restated Bylaws of ViaSat, Inc.	S-3	333-116468	3.2	06/14/2004
3.2	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.	10-Q	000-21767	3.1	11/14/2000
4.1	Form of Common Stock Certificate	S-1/A	333-13183	4.1	11/05/1996
10.1	Form of Indemnification Agreement between ViaSat, Inc. and each of its directors and officers	8-K	000-21767	99.1	03/07/2008
10.2*	ViaSat, Inc. 401(k) Profit Sharing Plan	S-1	333-13183	10.12	10/11/1996
10.3*	The ViaSat, Inc. Employee Stock Purchase Plan, as amended	10-K	000-21767	10.10	06/06/2006
10.4*	Third Amended and Restated 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	99	10/10/2006
10.5*	Form of Incentive Stock Option Agreement under the Third Amended and Restated 1996 Equity Participation Plan	S-1/A	333-13183	10.9	11/20/1996
10.6*	Form of Nonqualified Stock Option Agreement under the Third Amended and Restated 1996 Equity Participation Plan	S-1/A	333-13183	10.10	11/20/1996
10.7*	Form of Restricted Stock Unit Award Agreement under the Third Amended and Restated 1996 Equity Participation Plan of ViaSat, Inc. (for grants to employees)	8-K	000-21767	99.2	03/07/2008
10.8*	Form of Executive Restricted Stock Unit Award Agreement under the Third Amended and Restated 1996 Equity Participation Plan of ViaSat, Inc. (for grants to executive officers)	8-K	000-21767	99.3	03/07/2008
10.9	Second Amended and Restated Revolving Loan Agreement dated January 31, 2005 among ViaSat, Inc., Union Bank of California, N.A. and Comerica Bank	8-K	000-21767	10.1	02/01/2005
10.10	Second Amendment to Second Amended and Restated Revolving Loan Agreement dated January 25, 2008 between ViaSat, Inc. and Union Bank of California, N.A. and Comerica Bank.	10-Q	000-21767	10.3	02/06/2008

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.11	Third Amendment to Second Amended and Restated Revolving Loan Agreement dated April 24, 2008 between ViaSat, Inc. and Union Bank of California, N.A. and Comerica Bank. (1)
10.12	Lease, dated March 24, 1998, by and between W9/LNP Real Estate Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, California)	10-K	000-21767	10.27	06/29/1998
10.13	Amendment to Lease, dated June 17, 2004, by and between Levine Investments Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, CA)	10-Q	000-21767	10.1	08/10/2004
10.14	Award/Contract, effective January 20, 2000, issued by Space and Naval Warfare Systems to ViaSat, Inc.	10-Q	000-21767	10.1	02/14/2000
10.15	Contract for the ViaSat Satellite Program dated as of January 7, 2008 between ViaSat, Inc. and Space Systems/Loral, Inc.	10-Q	000-21767	10.1	02/06/2008
10.16	Beam Sharing Agreement dated January 11, 2008 between ViaSat, Inc. and Loral Space & Communications, Inc.	10-Q	000-21767	10.2	02/06/2008
21.1	Subsidiaries (1)
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (1)
24.1	Power of Attorney (see signature page) (1)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer					X
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Denotes management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this Annual Report on Form 10-K.

(1)	Previously filed as an exhibit to ViaSat’s Annual Report on Form 10-K for the fiscal year ended March 28, 2008, filed with the Commission on May 27, 2008.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

Date: July 28, 2008	By:	/s/ MARK D. DANKBERG Chairman and Chief Executive Officer