Form 10-Q
period 2008-06-27
VIASAT INC
filed 2008-08-06
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 27, 2008.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission File Number (0-21767)
ViaSat, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0174996 (I.R.S. Employer Identification No.)

6155 El Camino Real Carlsbad, California 92009 (760) 476-2200 (Address of principal executive offices and telephone number)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of August 1, 2008 was 30,724,103.

VIASAT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIASAT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	As of	As of
	June 27,	March 28,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$110,865	$125,176
Short-term investments	—	43
Accounts receivable, net	152,422	155,484
Inventories	57,822	60,326
Deferred income taxes	18,664	18,664
Prepaid expenses and other current assets	12,816	15,933

Total current assets	352,589	375,626
Property and equipment, net	80,883	64,693
Other acquired intangible assets, net	23,137	25,477
Goodwill	66,407	66,407
Other assets	17,862	18,891

Total assets	$540,878	$551,094

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$50,609	$52,317
Accrued liabilities	52,486	73,957
Payables to former stockholders of acquired business	1,101	1,101

Total current liabilities	104,196	127,375
Other liabilities	18,324	17,290

Total liabilities	122,520	144,665

Commitments and contingencies (Note 9)
Minority interest in consolidated subsidiary	3,874	2,289

Stockholders’ equity:
Common stock	3	3
Paid-in capital	259,689	255,856
Retained earnings	155,431	149,140
Common stock held in treasury	(1,034)	(1,034)
Accumulated other comprehensive income	395	175

Total stockholders’ equity	414,484	404,140

Total liabilities and stockholders’ equity	$540,878	$551,094

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three months ended
	June 27,	June 29,
	2008	2007
Revenues	$152,961	$128,562
Operating expenses:
Cost of revenues	108,020	96,396
Selling, general and administrative	23,604	17,730
Independent research and development	9,840	7,377
Amortization of acquired intangible assets	2,340	2,393

Income from operations	9,157	4,666
Other income (expense):
Interest income	731	1,399
Interest expense	(115)	(181)

Income before income taxes and minority interest	9,773	5,884
Provision for income taxes	3,403	1,581
Minority interest in net earnings of subsidiary, net of tax	79	122

Net income	$6,291	$4,181

Basic net income per share	$.21	$.14
Diluted net income per share	$.20	$.13
Shares used in computing basic net income per share	30,515	29,958
Shares used in computing diluted net income per share	31,595	32,214
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three months ended
	June 27,	June 29,
	2008	2007
Cash flows from operating activities:
Net income	$6,291	$4,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,376	3,617
Amortization of intangible assets	2,966	3,020
Deferred income taxes	1,232	89
Incremental tax benefits from stock-based compensation	(174)	(277)
Stock compensation expense	2,189	1,812
Other non-cash adjustments	128	107
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	3,139	8,819
Inventories	2,524	2,549
Other assets	3,019	(1,108)
Accounts payable	(9,986)	(3,508)
Accrued liabilities	(16,375)	(4,263)
Other liabilities	1,034	721

Net cash provided by operating activities	363	15,759
Cash flows from investing activities:
Purchase of property and equipment	(12,301)	(1,098)
Payment related to acquisitions of businesses	—	(8,975)
Cash paid for patents and other assets	(727)	—

Net cash used in investing activities	(13,028)	(10,073)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,345	3,781
Payment on secured borrowing	(4,720)	—
Proceeds from sale of stock of majority-owned subsidiary	1,500	—
Incremental tax benefits from stock-based compensation	174	277

Net cash (used in) provided by financing activities	(1,701)	4,058
Effect of exchange rate changes on cash	55	102

Net (decrease) increase in cash and cash equivalents	(14,311)	9,846
Cash and cash equivalents at beginning of period	125,176	103,345

Cash and cash equivalents at end of period	$110,865	$113,191

Non-cash investing and financing activities:
Issuance of stock in satisfaction of a payable to former stockholders of an acquired business (see Note 1)	$—	$5,631
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share data)

					Common Stock		Accumulated
	Common Stock				in Treasury		Other
	Number of		Paid in	Retained	Number of		Comprehensive		Comprehensive
	Shares Issued	Amount	Capital	Earnings	Shares	Amount	Income	Total	Income

Balance at March 28, 2008	30,500,605	$3	$255,856	$149,140	(33,238)	$(1,034)	$175	$404,140
Exercise of stock options	160,555	—	1,345	—	—	—	—	1,345
Tax benefit from exercise of stock options and release of restricted stock unit (RSU) awards	—	—	299	—	—	—	—	299

Stock-based compensation expense	—	—	2,189	—	—	—	—	2,189
Net income	—	—	—	6,291	—	—	—	6,291	$6,291
Foreign currency translation, net of tax	—	—	—	—	—	—	220	220	220

Comprehensive income	—	—	—	—	—	—	—	—	$6,511

Balance at June 27, 2008	30,661,160	$3	$259,689	$155,431	(33,238)	$(1,034)	$395	$414,484

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Basis of Presentation
     The accompanying condensed consolidated balance sheet at June 27, 2008, the condensed consolidated statements of operations for the three months ended June 27, 2008 and June 29, 2007, the condensed consolidated statements of cash flows for the three months ended June 27, 2008 and June 29, 2007, and the condensed consolidated statement of stockholders’ equity for the three months ended June 27, 2008 have been prepared by the management of ViaSat, Inc. (the Company), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 28, 2008 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 28, 2008 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
     The Company’s consolidated financial statements include the assets, liabilities and results of operations of TrellisWare Technologies, Inc. (TrellisWare), a majority-owned subsidiary of the Company. All significant intercompany amounts have been eliminated.
     The Company’s fiscal year is the 52 or 53 weeks ending on the Friday closest to March 31 of the specified year. For example, references to fiscal year 2009 refer to the fiscal year ending on April 3, 2009. The Company’s quarters for fiscal year 2009 end on June 27, 2008, October 3, 2008, January 2, 2009 and April 3, 2009. This results in a 53 week fiscal year approximately every four to five years. Fiscal year 2009 is a 53 week year, compared with a 52 week year in fiscal year 2008. As a result of the shift in the fiscal calendar, the second quarter of fiscal year 2009 includes an additional week. The Company does not believe that the extra week results in any material impact on its financial results.
     During the Company’s second quarter of fiscal year 2008, the Company completed the acquisition of JAST, S.A. (JAST), a company based in Switzerland. The acquisition was accounted for as a purchase and accordingly, the operating results of JAST have been included from the date of acquisition in the Company’s condensed consolidated financial statements.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Significant estimates made by management include revenue recognition, stock-based compensation, self-insurance reserves, allowance for doubtful accounts, warranty accrual, valuation of goodwill and other intangible assets, valuation of derivatives, long-lived assets and valuation allowance on deferred tax assets.
Property, Equipment and Satellite
     Equipment, computers and software, furniture and fixtures and the Company’s satellites are recorded at cost, net of accumulated depreciation. The Company generally computes depreciation using the straight-line method over the estimated useful lives of the assets ranging between three to eleven years. Leasehold improvements are capitalized and amortized on the straight-line method over the shorter of the lease term or the life of the improvement. Additions to property and equipment, together with major renewals and betterments, are capitalized. Maintenance, repairs and minor renewals and betterments are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized.
     Satellite construction costs including launch services are generally procured under long-term contracts that provide for payments over the contract periods. Satellite construction and launch services costs are capitalized as incurred.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Payables to Former Shareholders of Acquired Businesses
     On May 23, 2006, in connection with the Company’s Efficient Channel Coding, Inc. (ECC) acquisition, the Company agreed under the terms of the ECC acquisition agreement to pay the maximum additional consideration amount to the former ECC stockholders in the amount of $9.0 million which was accrued as of March 30, 2007. The $9.0 million was payable in cash or stock, at the Company’s option, in May 2007. Accordingly, on May 30, 2007, the Company paid approximately $9.0 million of additional cash consideration to the former stockholders of ECC. The additional purchase price consideration of $9.0 million was recorded as additional goodwill in the commercial networks segment in the first quarter of fiscal year 2007.
     As of March 30, 2007, in connection with the Company’s Enerdyne Technologies, Inc. (Enerdyne) acquisition and under the terms of the Enerdyne acquisition agreement, the Company owed an additional consideration amount to the former Enerdyne stockholders in the amount of $5.9 million which was accrued and recorded as additional goodwill in the government systems segment as of March 30, 2007. The $5.9 million was payable in cash and stock in accordance with certain terms of the agreement in May 2007. Accordingly, on May 3, 2007, the Company paid $5.9 million of additional consideration to the former stockholders of Enerdyne, which was comprised of 170,763 shares of common stock and $0.3 million in cash.
     In August 2007, in connection with the terms of the Company’s JAST acquisition, the Company recorded an obligation to pay the remaining portion of the initial purchase price of approximately $0.8 million on the first anniversary of the closing date, of which $0.5 million will be paid in cash and $0.3 million will be paid in stock or cash, at the Company’s election.
Self-Insurance Liabilities
     The Company has a self-insurance plan to retain a portion of the exposure for losses related to employee medical benefits. The Company also has a self-insurance plan for a portion of the exposure for losses related to workers’ compensation costs. The self-insurance policies provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods, as well as other historical information, for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods along with currently available information and insurance industry statistics, the Company recorded self-insurance liabilities as of June 27, 2008 and March 28, 2008 of $1.3 million and $1.1 million, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as current in accordance with the estimated timing of the projected payments.
Secured Borrowings
     Occasionally, the Company enters into secured borrowing arrangements in connection with customer financing in order to provide additional sources of funding. As of June 27, 2008, the Company had no secured borrowing arrangements. As of March 28, 2008, the Company had one secured borrowing arrangement, under which the Company pledged a note receivable from a customer to serve as collateral for the obligation under the borrowing arrangement. In the first quarter of fiscal year 2009, the Company paid all obligations related to its secured borrowing totaling $4.7 million plus accrued interest. Consequently, as of June 27, 2008 the Company had no secured borrowing.
     During the third quarter of fiscal year 2008, due to a payment default, the Company wrote-down the note receivable by approximately $5.3 million related to the principal and interest accrued to date. Pursuant to a notes receivable insurance arrangement which provides for the recovery of certain principal and interest amounts on the note, the Company has recorded a current asset of approximately $4.5 million as of March 28, 2008 and June 27, 2008.
Indemnification Provisions
     In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third party intellectual property claims. Historically, to date, there have not been any costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party the Company indemnifies, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At June 27, 2008 and March 28, 2008, no such amounts were accrued.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Minority Interest
     Minority interest represents the proportionate share of the equity of the Company’s consolidated majority-owned subsidiary owned by minority shareholders in that subsidiary. This proportionate share of the equity changes when additional shares of common or preferred stock are issued or purchased back by the majority-owned subsidiary. Such changes result in a decrease or increase of the Company’s ownership proportion, which results in the Company recording losses or gains on investment. Minority interest is adjusted for earnings (losses) net of tax attributable to the minority interest shareholders of the consolidated subsidiary. All earnings (losses), net of tax, are allocated to the shareholders of the consolidated subsidiary in proportion to their share of the equity ownership of the consolidated subsidiary. Earnings (losses), net of tax, allocated to such minority interest shareholders are recorded as minority interest in net earnings of subsidiary, net of tax, in the accompanying consolidated statements of operations.
     In April 2008, the Company’s majority-owned subsidiary, TrellisWare, issued additional shares of preferred stock in which the Company invested $1.8 million in order to retain a constant ownership interest. As a result of the transaction, TrellisWare also received $1.5 million in cash proceeds from the issuance of preferred stock to its other principal stockholders.
Common Stock Held in Treasury
     During the third quarter of fiscal year 2008, the Company delivered 94,165 shares of common stock based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying these restricted stock unit agreements, the Company repurchased 33,238 shares of common stock with a total value of $1.0 million during fiscal year 2008, which shares of common stock were held in treasury as of June 27, 2008 and March 28, 2008.
Derivatives
     The Company enters into foreign currency forward and option contracts to hedge certain forecasted foreign currency transactions. Gains and losses arising from foreign currency forward and option contracts not designated as hedging instruments are recorded in interest income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as unrealized gains (losses) on derivative instruments until the underlying transaction affects the Company’s earnings at which time they are then recorded in the same income statement line as the underlying transaction. During the three months ended June 27, 2008, and June 29, 2007, the Company did not settle any foreign exchange contracts; therefore, there are no realized gains or losses during the three months ended June 27, 2008 and June 29, 2007 related to derivative instruments. The Company had no foreign currency forward contracts outstanding as of June 27, 2008 or March 28, 2008.
Stock-Based Payments
     The Company records compensation expense associated with stock options, restricted stock unit awards and other equity based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which the Company adopted on April 1, 2006. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. The Company recognized $2.2 million and $1.8 million of stock-based compensation expense related to the adoption of SFAS 123R for the three months ended June 27, 2008 and June 29, 2007, respectively.
     The Company recorded incremental tax benefits from stock options exercised and restricted stock unit awards vesting of $0.2 million and $0.3 million for the three months ended June 27, 2008 and June 29, 2007, respectively, which is classified as part of cash flows from financing activities in the condensed consolidated statements of cash flows. At June 27, 2008, the total unrecognized estimated compensation cost, net of estimated forfeitures, related to unvested stock options, restricted stock units, and the employee stock purchase plan was approximately $9.6 million, $17.0 million and $0, respectively. These costs are expected to be recognized over a weighted average period of 2.7 years, 3.4 years and 0 years, respectively.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Income Taxes
     On March 31, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurement for Purpose of Lease Classification of Measurement under Statement 13,” which amends SFAS 157 to exclude accounting pronouncements that address fair value measurements for purpose of lease classification or measurement under SFAS No. 13, “Accounting for Leases.” In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 until the first quarter of fiscal year 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2009 for the Company), and interim periods within those fiscal years. Adoption of this statement for non-financial assets and liabilities is required for an entity’s first fiscal year that begins after November 15, 2008 (fiscal year 2010 for the Company). The Company adopted this standard for financial assets and liabilities in the current year without any material impact to its consolidated financial statements. The Company is currently evaluating the impact that SFAS 157 will have on its consolidated financial statements and disclosures when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of fiscal year 2010.
     In February 2007, the FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. As the Company did not elect to fair value any of its financial instruments under the provisions of SFAS 159, the adoption of this statement effective March 29, 2008 did not have an impact on the Company’s financial statements.
     In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-3 (EITF 07-3), “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. The Company adopted this standard in the current year without any material impact to its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). The purpose of issuing the statement is to replace current guidance in SFAS 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized as expenses separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as non-controlling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after April 4, 2009, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after April 4, 2009, regardless of the date of the original business combination. SFAS 141R will be effective for the Company in fiscal year 2010. The Company is currently evaluating the impact that SFAS 141R will have on its consolidated financial statements and disclosures.
     In December 2007, the FASB issued SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160, which changes the accounting and reporting for business acquisitions and non-controlling interests in subsidiaries, was issued to improve the relevance, comparability, and transparency of financial information provided to investors. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 will be effective for the Company in fiscal year 2010. The Company is currently evaluating the impact that SFAS 160 will have on its consolidated financial statements and disclosures.
     In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 will be effective for the Company in fiscal year 2010. The Company is currently evaluating the impact that SFAS 161 will have on its consolidated financial statements and disclosures.
Note 2 — Revenue Recognition
     A substantial portion of the Company’s revenues are derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three months ended June 27, 2008 and June 29, 2007, the Company recorded losses of approximately $1.3 million and $0.9 million, respectively, related to loss contracts.
     The Company also has contracts and purchase orders where revenue is recorded on delivery of products in accordance with Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition.” In this situation, contracts and customer purchase orders are used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment, and assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Collections in excess of revenues represent cash collected from customers in advance of revenue recognition and are recorded as an accrued liability.
     Contract costs on United States government contracts, including indirect costs, are subject to audit and negotiations with United States government representatives. These audits have been completed and agreed upon through fiscal year 2002. Contract revenues and accounts receivable are stated at amounts which are expected to be realized upon final settlement.
Note 3 — Fair Value Measurement
     Effective March 29, 2008, the Company adopted SFAS 157 for financial assets and liabilities measured at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosure about fair value measurements. On February 12, 2008, the FASB issued FASB FSP 157-2, which delays the effective date of SFAS 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the measurements of fair value used when evaluating non-financial assets and liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The impact of partially adopting SFAS 157 effective March 29, 2008 was not material to the Company’s consolidated financial statements for the first quarter of fiscal year 2009 financial statements.
     As a basis for categorizing inputs, SFAS 157 establishes the following hierarchy which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions:
•	Level 1 — Inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instruments valuation.
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 27, 2008:

	Fair Value at
(In thousands)	June 27, 2008	Level 1	Level 2	Level 3

Assets

Cash equivalents	$89,653	$8,777	$80,876	$—

Total assets measured at fair value on a recurring basis	$89,653	$8,777	$80,876	$—

     The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:
     Cash equivalents - The Company’s cash equivalents consist of money market funds, repurchase agreements with a one day term collateralized by AAA-rated United States government securities and certified deposit investments. The majority of money market funds are valued using quoted prices for identical assets in an active market with sufficient volume and frequency of transactions (level 1). A portion of money market funds, repurchase agreements and certified deposit investments are valued based on quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or brokers’ model driven valuations in which all significant inputs are observable or can be obtained from or corroborated by observable market data for substantially the full term of the assets (level 2).
     The Company had no foreign currency forward exchange contracts outstanding at June 27, 2008.
Note 4 — Earnings Per Share
     Potential common stock of 1,079,375 and 2,256,306 shares for the three months ended June 27, 2008 and June 29, 2007, respectively, were included in the calculation of diluted earnings per share. Antidilutive shares excluded from the calculation were 2,704,917 and 875,702 shares for the three months ended June 27, 2008 and June 29, 2007, respectively. Potential common stock includes options granted and restricted stock units awarded under the Company’s equity compensation plan which are included in the earnings per share calculations using the treasury stock method and common shares expected to be issued under the Company’s employee stock purchase plan.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 5 — Composition of Certain Balance Sheet Captions

(In thousands)	June 27, 2008	March 28, 2008
Accounts receivable, net:
Billed	$83,445	$92,516
Unbilled	69,123	63,278
Allowance for doubtful accounts	(146)	(310)

	$152,422	$155,484

Inventories:
Raw materials	$21,533	$21,091
Work in process	9,149	8,883
Finished goods	27,140	30,352

	$57,822	$60,326

Prepaid expenses and other current assets:
Prepaid expenses	$8,051	$9,537
Other	4,765	6,396

	$12,816	$15,933

Property and equipment, net:
Machinery and equipment (estimated useful life 5 years)	$50,988	$51,067
Computer equipment and software (estimated useful life 3 years)	44,775	43,700
Furniture and fixtures (estimated useful life 7 years)	9,782	9,192
Leasehold improvements (estimated useful life 4-11 years)	15,451	13,849
Land	3,124	3,124
Satellites under construction	24,623	8,136
Construction in progress	3,161	3,501

	151,904	132,569
Less accumulated depreciation and amortization	(71,021)	(67,876)

	$80,883	$64,693

Other acquired intangible assets, net:
Technology	$44,392	$44,392
Contracts and relationships	18,898	18,898
Non-compete agreement	9,076	9,076
Other intangibles	9,323	9,323

	81,689	81,689
Less accumulated amortization	(58,552)	(56,212)

	$23,137	$25,477

Other assets:
Capitalized software costs, net	$470	$1,091
Patents, orbital slots and other licenses, net	3,214	3,188
Deferred income taxes	8,937	10,169
Other	5,241	4,443

	$17,862	$18,891

Accrued liabilities:
Current portion of warranty reserve	$6,892	$6,550
Secured borrowing and accrued interest	—	5,015
Accrued vacation	10,057	9,374
Accrued wages and performance compensation	4,847	4,867
Collections in excess of revenues	20,645	37,252
Other	10,045	10,899

	$52,486	$73,957

Other liabilities:
Accrued warranty	$5,344	$5,129
Unrecognized tax position liabilities	5,974	5,974
Deferred rent, long-term portion	4,724	4,387
Other	2,282	1,800

	$18,324	$17,290

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 6 — Accounting for Goodwill and Intangible Assets
     The Company accounts for its goodwill under SFAS No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” The SFAS 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. Reporting units within the Company’s government systems and commercial network segments have goodwill assigned to them. The Company estimates the fair values of the reporting units using discounted cash flows. The cash flow forecasts are adjusted by an appropriate discount rate in order to determine the present value of the cash flows. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment.
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
     The other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of eight months to ten years. The technology intangible asset has several components with estimated useful lives of five to nine years, contracts and relationships intangible asset has several components with estimated useful lives of three to ten years, non-compete agreements have useful lives of three to five years and other amortizable assets have several components with original estimated useful lives of eight months to ten years. The amortization expense was $2.3 million and $2.4 million for the three months ended June 27, 2008 and June 29, 2007, respectively.
     The current and expected amortization expense for each of the following periods is as follows:

(In thousands)	Amortization
For the three months ended June 27, 2008	$2,340

Expected for the remainder of fiscal year 2009	$6,481
Expected for fiscal year 2010	5,588
Expected for fiscal year 2011	4,826
Expected for fiscal year 2012	3,600
Expected for fiscal year 2013	1,047
Thereafter	1,595

$23,137

Note 7 — Line of Credit
     On January 31, 2005, the Company entered into a three-year, $60 million revolving credit facility (the Facility) in the form of a Second Amended and Restated Revolving Loan Agreement. On January 25, 2008, the Company amended the Second Amended and Restated Revolving Loan Agreement extending the Facility’s current terms and conditions to April 30, 2008. On April 24, 2008, the Company amended the Second Amended and Restated Revolving Loan Agreement extending the Facility’s current terms and conditions to July 31, 2008. On July 31, 2008, the Company amended the Second Amended and Restated Revolving Loan Agreement extending the Facility’s current terms and conditions to August 29, 2008.
     Borrowings under the Facility are permitted up to a maximum amount of $60 million, including up to $15 million of letters of credit. Borrowings under the Facility bear interest, at the Company’s option, at either the lender’s prime rate or at LIBOR (London Interbank Offered Rate) plus, in each case, an applicable margin based on the ratio of the Company’s total funded debt to EBITDA (income from operations plus depreciation and amortization). The Facility is collateralized by substantially all of the Company’s assets. At June 27, 2008, the Company had $7.0 million outstanding under standby letters of credit leaving borrowing availability under the facility of $53.0 million.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The Facility contains financial covenants that set a minimum EBITDA limit for the 12-month period ending on the last day of any fiscal quarter at $30 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135 million and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00. The Company was in compliance with its financial loan covenants as of June 27, 2008.
Note 8 — Product Warranty
     The Company provides limited warranties on most of its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the three months ended June 27, 2008 and June 29, 2007.

	For the three months ended
(In thousands)	June 27, 2008	June 29, 2007
Balance, beginning of period	$11,679	$9,863
Change in liability for warranties issued in period	2,123	1,687
Settlements made (in cash or in kind) during the period	(1,566)	(787)

Balance, end of period	$12,236	$10,763

Note 9 — Commitments and Contingencies
     The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of such matters is not presently determinable, the Company believes that the resolution of all such matters, net of amounts accrued, will not have a material adverse effect on its financial position, results of operations or liquidity; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on its results of operations in any period.
Note 10 — Income Taxes
     The effective income tax rate for the three months ended June 27, 2008 was 34.8% compared to the 28.1% annual effective tax rate for the fiscal year ended March 28, 2008, reflecting the December 31, 2007 expiration of the federal research and development tax credit. The estimated effective tax rate is different from the expected statutory rate due primarily to state research and development tax credits and the manufacturing deduction.
     The Company’s estimated effective tax rate of 34.3% for fiscal year 2009 reflects the expiration of the federal research and development tax credit at December 31, 2007. In the event the federal research and development tax credit is reinstated, the Company will have a lower effective tax rate, but the amount of the reduction in the Company’s tax rate will depend on the effective date and terms of the reinstatement, as well as the amount of eligible research and development expenses in the reinstated period.
     For the three months ended June 27, 2008, the Company’s gross unrecognized tax benefits increased by $0.3 million. In the next 12 months it is reasonably possible that the amount of unrecognized tax benefits will decrease by $0.9 million as a result of the expiration of the statute of limitations for previously filed tax returns.
Note 11 — Segment Information
     The Company’s government systems, commercial networks and satellite services segments are primarily distinguished by the type of customer and the related contractual requirements. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the commercial networks and satellite services segments. During the third and fourth quarters of fiscal year 2008, the Company made management and organizational structure changes due to a

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
shift in product marketing and development strategies and consequently realigned the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company’s satellite services segment is comprised of its expanding maritime and airline broadband and enterprise VSAT services plus its ViaSat-1 satellite. The Company’s commercial networks segment comprises its former satellite networks and antenna systems segments, except for the satellite services segment. The Company’s reporting segments, comprised of the government systems, commercial networks and satellite services segments, are determined consistently with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance. The following segment information, including prior periods, recasts this new organizational and reporting structure:

	Three months ended
(In thousands)	June 27, 2008	June 29, 2007
Revenues
Government Systems	$88,645	$70,634
Commercial Networks	62,948	56,195
Satellite Services	1,368	1,733
Elimination of intersegment revenues	—	—

Total revenues	$152,961	$128,562

Operating profits (losses)
Government Systems	$12,097	$6,181
Commercial Networks	1,477	1,493
Satellite Services	(2,058)	(469)
Elimination of intersegment operating profits	—	—

Segment operating profit before corporate and amortization	11,516	7,205
Corporate	(19)	(146)
Amortization of intangibles	(2,340)	(2,393)

Income from operations	$9,157	$4,666

Amortization of intangibles by segment for the three months ended June 27, 2008 and June 29, 2007 is as follows:

	Three months ended
(In thousands)	June 27, 2008	June 29, 2007
Government Systems	$272	$272
Commercial Networks	2,068	2,121
Satellite Services	—	—

Total amortization of intangibles	$2,340	$2,393

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. Segment assets as of June 27, 2008 and March 28, 2008 are as follows:

(In thousands)	June 27, 2008	March 28, 2008
Segment assets
Government Systems	$146,905	$139,979
Commercial Networks	152,143	166,858
Satellite Systems	867	1,016

Total segment assets	299,915	307,853
Corporate assets	240,963	243,241

Total assets	$540,878	$551,094

Net acquired intangible assets and goodwill included in segment assets as of June 27, 2008 and March 28, 2008 are as follows:

	Net intangible assets		Goodwill
	June 27,	March 28,	June 27,	March 28,
(In thousands)	2008	2008	2008	2008
Government Systems	$3,608	$3,880	$22,191	$22,191
Commercial Networks	19,529	21,597	44,216	44,216
Satellite Services	—	—	—	—

Total	$23,137	$25,477	$66,407	$66,407

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue information by geographic area for the three month periods ended June 27, 2008 and June 29, 2007 is as follows:

	Three months ended
(In thousands)	June 27, 2008	June 29, 2007
United States	$128,424	$102,202
Europe, Middle East and Africa	8,857	12,450
Asia, Pacific	9,898	7,611
North America other than United States	4,762	5,404
Latin America	1,020	895

	$152,961	$128,562

     The Company distinguishes revenues from external customers by geographic areas based on customer location.
     The net book value of long-lived assets located outside the United States was $0.4 million at June 27, 2008 and March 28, 2008.
Note 12 — Certain Relationships and Related-Party Transactions
     Michael Targoff, a director of the Company since February 2003, currently serves as the Chief Executive Officer and the Vice Chairman of the board of directors of Loral Space & Communications, Inc. (Loral), the parent of Space Systems/Loral, Inc. (SS/L), and as of October 31, 2007, is also a director of Telesat Holdings Inc., a new entity formed in connection with Loral’s acquisition of Telesat Canada described below. John Stenbit, a director of ViaSat since August 2004, also currently serves on the board of directors of Loral.
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
     In January 2008, the Company entered into several agreements with SS/L, Loral and Telesat Canada related to the Company’s anticipated high capacity satellite system. Under the satellite construction contract with SS/L, the Company will purchase a new broadband satellite (ViaSat-1) designed by the Company and to be constructed by SS/L for approximately $209.1 million, subject to purchase price adjustments based on satellite performance. In addition, the Company entered into a beam sharing agreement with Loral, whereby Loral is responsible for contributing 15% of the total costs (estimated at approximately $60 million) associated with the ViaSat-1 satellite project. The Company’s purchase of the ViaSat-1 satellite from SS/L was approved by the disinterested members of the Company’s Board of Directors, after a determination by the disinterested members of the Company’s Board that the terms and conditions of the purchase were fair to the Company and in the best interests of the Company and its stockholders.
     During the three months ended June 27, 2008, related to the construction of the Company’s anticipated high capacity satellite system, the Company paid $13.9 million to SS/L and had an outstanding payable as of June 27, 2008 of $6.3 million. As of March 28, 2008, the Company had a $3.8 million outstanding payable related to SS/L. In the normal course of business, the Company recognized $0.9 million and $2.5 million of revenue related to Telesat Canada for the three months ended June 27, 2008 and June 29, 2007, respectively. Accounts receivable to Telesat Canada as of June 27, 2008 and March 28, 2008 were $3.4 million and $3.1 million, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future growth and revenues from our products; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, product design flaws or defects; our ability to successfully integrate acquired companies; our ability to perform under existing contracts and obtain additional contracts; our ability to develop new products that gain market acceptance; changes in product supply, pricing and customer or end user demand; changes in relationships with, or the financial condition of, key customers or suppliers; changes in government regulations; changes in economic conditions globally and in the communications markets in particular; increased competition; potential product liability, infringement and other claims; risks associated with owning and operating satellites (including ViaSat-1, our first broadband satellite); factors affecting the communications industry generally; and other factors identified elsewhere in this Quarterly Report and in our most recent reports on Forms 10-K, 10-Q and 8-K. We undertake no obligation to revise or update any forward-looking statements for any reason.
Overview
     We are a leading producer of innovative satellite and other wireless communications and networking systems to government and commercial customers. Our ability to apply technologies between government and commercial customers, combined with our diversification of technologies, products and customers, provides us with a strong foundation to sustain and enhance our leadership in advanced wireless communications and networking technologies. Based on our history and extensive experience in complex defense communications systems, we have developed the capability to design and implement innovative communications solutions, which enhance bandwidth utilization by applying our sophisticated networking and digital signal processing techniques. Our goal is to leverage our advanced technology and capabilities to capture a considerable share of the networking and global satellite communications equipment and services segment for both government and commercial customers.
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
     Government Systems
     Our government systems business encompasses specialized products principally serving defense customers and includes:
•	Data links, including Multifunctional Information Distribution System (MIDS) terminals, MIDS Joint Tactical Radio System (MIDS JTRS) development and Unmanned Aerial Vehicle (UAV) technologies,

•	Information security and assurance products and services, which enable military and government users to communicate secure information over secure and non-secure networks, and

•	Government satellite communication systems and products, including UHF DAMA satellite communications products consisting of modems, terminals and network control systems, and innovative broadband solutions to government customers to increase available bandwidth using existing satellite capacity.
     Serving government customers with cost-effective products and solutions continues to be a critical and core element of our overall business strategy.
     Commercial Networks
     Our commercial networks segment offers an end-to-end capability to provide customers with a broad range of satellite communication and other wireless communications equipment solutions, including:

•	Consumer broadband products and solutions to customers based on DOCSIS® or DVB-RCS technology,

•	Mobile broadband products and systems for airborne, maritime and ground mobile broadband applications,

•	Enterprise Very Small Aperture Terminal (VSAT) networks products,

•	Satellite networking systems design and technology development, and

•	Antenna systems for commercial and defense applications.
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
     Satellite Services
     Our satellite services segment encompasses three primary areas: managed broadband services, mobile broadband services and wholesale bandwidth services. For everyday enterprise networking or backup protection for primary networks, our managed broadband service provides a combination of terrestrial and satellite connections through an around-the-clock call center and network management operation to ensure customer network availability and reliable digital satellite communications. Our mobile broadband service includes network management services for our customers who utilize our Arclight-based mobile communication systems, also through our network management center. In 2008, we began construction of a high speed Ka band satellite system in order to provide wholesale broadband and other services over North America. We currently plan to launch this satellite in early 2011 and introduce service later in 2011.
     Sources of Revenues
     To date, our ability to grow and maintain our revenues has depended on our ability to identify and target markets where the customer places a high priority on the technology solution, and our ability to obtain additional sizable contract awards. Due to the nature of this process, it is difficult to predict the probability and timing of obtaining awards in these markets.
     Our products are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Historically, fixed-price contracts, which require us to provide products and services under a contract at a specified price, comprised approximately 86.2% and 82.3% of our revenues for the three months ended June 27, 2008 and June 29, 2007, respectively. The remainder of our annual revenue was derived from cost-reimbursement contracts — under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit — and from time-and-materials contracts which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services.
     Historically, a significant portion of our revenues has been derived from contracts for the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development were approximately $28.9 million or 18.9% of our revenues in the three months ended June 27, 2008 and $31.5 million or 24.5% of our revenues in the three months ended June 29, 2007.
     We also incur independent research and development expenses, which are not directly funded by a third party. Independent research and development expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development programs. Independent research and development expenses were approximately 6.4% of revenues during the three months ended June 27, 2008 and 5.7% of revenues during the three months ended June 29, 2007. As a government contractor, we are able to recover a portion of our independent research and development expenses pursuant to our government contracts.

Critical Accounting Policies and Estimates
     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We consider the policies discussed below to be critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We describe the specific risks for these critical accounting policies in the following paragraphs. For all of these policies, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.
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
     The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended June 27, 2008 and June 29, 2007, we recorded charges of approximately $1.3 million and $0.9 million, respectively, related to loss contracts.
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
     We believe we have established appropriate systems and processes to enable us to reasonably estimate future cost on our programs through regular quarterly evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. For example, a one percent variance in our future cost estimates on open fixed-price contracts as of June 27, 2008 would change our income before income taxes by approximately $0.4 million.
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
     When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value in accordance with EITF 00-21, “Accounting for Multiple Element Revenue Arrangements,” and recognized when the applicable revenue recognition criteria for each element are met. The amount of product and service revenue recognized is impacted by our judgments as to whether an arrangement includes multiple elements and, if so, what sufficient objective and reliable evidence of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish evidence for those elements could affect the timing of revenue recognition.

Accounting for stock-based compensation
     We grant options to purchase our common stock and award restricted stock units to our employees and directors under our equity compensation plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our employee stock purchase plan. The benefits provided under these plans are stock-based payments subject to the provisions of revised SFAS 123R, “Share-Based Payment.” Effective April 1, 2006, we use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for estimating the value of stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date, which are subsequently modified or cancelled. Under the modified prospective application method, prior periods are not revised for comparative purposes. Stock-based compensation expense recognized under SFAS 123R for the three months ended June 27, 2008 and June 29, 2007 was $2.2 million and $1.8 million, respectively. At June 27, 2008, total unrecognized estimated compensation cost including estimated forfeitures related to non-vested stock options and restricted stock units granted prior to that date, and the employee stock purchase plan was $9.6 million, $17.0 million and $0, respectively, which are expected to be recognized over a weighted average period of 2.7 years, 3.4 years and 0 years, respectively.
Allowance for doubtful accounts
     We make estimates of the collectibility of our accounts receivable based on historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a significant portion of our sales has been to the United States government. More recently, commercial customers have comprised a larger part of our revenues. Our accounts receivable balance was $152.4 million, net of allowance for doubtful accounts of $0.1 million as of June 27, 2008, and our accounts receivable balance was $155.5 million, net of allowance for doubtful accounts of $0.3 million as of March 28, 2008.
Warranty reserves
     We provide limited warranties on a majority of our products for periods of up to five years. We record a liability for our warranty obligations when we ship the products based upon an estimate of expected warranty costs. We classify the amounts we expect to incur within 12 months as a current liability. For mature products, we estimate the warranty costs based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failure that may occur. It is possible that our underlying assumptions will not reflect the actual experience, and in that case, we will make future adjustments to the recorded warranty obligation.
Goodwill and other intangible assets
     We account for our goodwill under SFAS 142, “Goodwill and Other Intangible Assets.” The SFAS 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. Reporting units within the Company’s government systems and commercial network segments have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the value below carrying value represents the amount of goodwill impairment. We test goodwill for impairment during the fourth quarter every fiscal year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.
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

Satellite and other property and equipment
     Satellite and other property and equipment are stated at cost, net of accumulated depreciation. Costs are capitalized as incurred and include construction, launch and insurance. Satellite construction and launch services are generally procured under long-term contracts that provide for payments by us over the contract periods. Satellite construction and launch services costs are capitalized to reflect progress toward completion, which typically coincides with contract milestone payment schedules. Insurance premiums related to satellite launches and subsequent in-orbit testing are capitalized and amortized over the estimated useful lives of the satellite. Performance incentives payable in future periods are dependent on the continued satisfactory performance of the satellite in service.
Impairment of long-lived assets (Property and equipment and other intangible assets)
     In accordance with SFAS No. 144 (SFAS 144) “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess potential impairments to our long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. We have not identified any such impairment.
Income taxes
     Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with SFAS 109, “Accounting for Income Taxes,” net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
     On March 31, 2007, we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.
     We are subject to income taxes in the United States and numerous foreign jurisdictions. In the ordinary course of business, there are calculations and transactions where the ultimate tax determination is uncertain. In addition, changes in tax laws and regulations as well as adverse judicial rulings could adversely affect the income tax provision. We believe we have adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. However, if these provided amounts prove to be more than what is necessary, the reversal of the reserves would result in tax benefits being recognized in the period in which we determine that provision for the liabilities is no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense would result.
Results of Operations
     The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Three months ended
	June 27, 2008	June 29, 2007
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	70.6	75.0
Selling, general and administrative	15.5	13.8
Independent research and development	6.4	5.7
Amortization of intangible assets	1.5	1.9

Income from operations	6.0	3.6
Income before income taxes	6.4	4.6
Net income	4.1	3.3

Three Months Ended June 27, 2008 vs. Three Months Ended June 29, 2007
Revenues.

	Three months ended		Dollar	Percentage
	June 27,	June 29,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Revenues	$153.0	$128.6	$24.4	19.0%
     The increase in revenues from $128.6 million to $153.0 million during the first quarter of fiscal year 2009 was due to higher customer awards received during the first quarter of fiscal year 2009 of $205.9 million compared to $136.0 million in the first quarter of fiscal year 2008, and the conversion of a portion of those awards into revenues. Revenue increases were experienced in two of our segments: our government systems segment, which increased by $18.0 million, and commercial networks segment, which increased by $6.8 million. The revenue increase in our government systems segment was primarily derived from higher sales of approximately $11.5 million in certain information assurance products and $6.3 million in next generation military satellite communication systems. Our commercial networks segment revenue increase was primarily derived from higher sales of approximately $5.9 million related to mobile satellite systems, $2.7 million in higher sales from our antenna systems product group and $2.3 million increase in enterprise VSAT product sales, offset by a $3.6 million reduction in sales of consumer broadband products.
Cost of Revenues.

	Three months ended		Dollar	Percentage
	June 27,	June 29,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Cost of revenues	$108.0	$96.4	$11.6	12.1%
Percentage of revenues	70.6%	75.0%
     The increase in quarterly cost of revenues from $96.4 million to $108.0 million was primarily due to our increased revenues. However, we did experience a decrease in cost of revenues as a percentage of revenues from 75.0% to 70.6%. This improvement was primarily due to product cost reductions of approximately $4.2 million related to better program performance in our government systems segment spread across various product groups, and better program performance in our antenna systems product group totaling approximately $1.5 million for the three months ended June 27, 2008 compared to the same period last year. Cost of revenues for the three months ended June 27, 2008 and June 29, 2007 included approximately $0.6 million and $0.5 million, respectively, in stock-based compensation expense. Cost of revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competition, new product introduction costs and other factors.
Selling, General and Administrative Expenses.

	Three months ended		Dollar	Percentage
	June 27,	June 29,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Selling, general and administrative	$23.6	$17.7	$5.9	33.1%
Percentage of revenues	15.5%	13.8%
     The increase in selling, general and administrative (SG&A) expenses in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008 was primarily attributable to higher support costs of approximately $5.5 million, slightly higher selling and proposal costs of approximately $0.2 million to support our anticipated future revenue growth, and approximately $1.4 million in stock-based compensation expense recorded for the three months ended June 27, 2008 versus $1.2 million for the same period in the prior fiscal year. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government, commercial and satellite service sales opportunities.

Independent Research and Development.

	Three months ended		Dollar	Percentage
	June 27,	June 29,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Independent research and development	$9.8	$7.4	$2.5	33.4%
Percentage of revenues	6.4%	5.7%
     The increase in independent research and development (IR&D) expenses reflects year over year increase from the government systems segment of approximately $1.4 million and the commercial networks segment of approximately $1.1 million. The higher IR&D expenses were principally for the development of next generation information assurance, data link and unmanned aerial vehicle (UAV) technologies, next generation broadband equipment, and our recognition of certain opportunities in these markets and the desire to invest in the development of new technologies to meet these opportunities.
     Amortization of Acquired Intangible Assets. The intangible assets from prior acquisitions are being amortized over estimated useful lives ranging from eight months to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized. The current and expected amortization expense for each of the following periods is as follows:

(In thousands)	Amortization
For the three months ended June 27, 2008	$2,340

Expected for the remainder of fiscal year 2009	$6,481
Expected for fiscal year 2010	5,588
Expected for fiscal year 2011	4,826
Expected for fiscal year 2012	3,600
Expected for fiscal year 2013	1,047
Thereafter	1,595

$23,137

     Interest Income. Interest income decreased to $0.7 million for the three months ended June 27, 2008 from $1.4 million for the three months ended June 29, 2007 due to lower interest rates on our investments year over year. The average invested cash balances remained fairly constant during the respective periods.
     Interest Expense. Interest expense decreased to $0.1 million for the three months ended June 27, 2008 from $0.2 million for the three months ended June 29, 2007. The decrease in interest expense for the first quarter of fiscal year 2009 compared to first quarter of fiscal year 2008 was mainly due to the pay off of the secured borrowing at the beginning of the first quarter of fiscal year 2009 resulting in less interest accretion during the quarter compared to the same period last year when the secured borrowing was outstanding the entire period. Commitment fees on our line of credit availability remained the same for each period. We had no outstanding borrowings under our line of credit at June 27, 2008 or June 29, 2007.
     Provision for Income Taxes. Our effective tax rate for the three months ended June 27, 2008 was approximately 34.8%, which is approximately equal to the 34.3% estimated annual effective tax rate for the fiscal year 2009, compared to a tax rate of 26.9% for the three months ended June 29, 2007, reflecting the December 31, 2007 expiration of the federal research and development tax credit. Our estimated annual effective tax rate of approximately 34.3% for fiscal year 2009 reflects the expiration of the federal research and development tax credit at December 31, 2007. If the federal research and development tax credit is reinstated, we will have a lower annual effective tax rate and the amount of the tax rate reduction will depend on the effective date, the terms of the reinstatement as well as the amount of eligible research and development expenses in the reinstated period.
Our Segment Results for the Three Months Ended June 27, 2008 vs. Three Months Ended June 29, 2007
Government Systems Segment
Revenues.

	Three months ended		Dollar	Percentage
	June 27,	June 29,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Revenues	$88.6	$70.6	$18.0	25.5%
     Our government systems segment revenues increased primarily due to higher customer awards of $149.9 million in first quarter of fiscal year 2009 compared to $71.8 million in first quarter of fiscal year 2008, and the conversion of a portion of those awards into revenues. The $18.0 million revenue increase was comprised of higher sales of approximately $11.5 million in certain information assurance products and $6.3 million in next generation military satellite communication systems.

Segment Operating Profit.

	Three months ended		Dollar	Percentage
	June 27,	June 29,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Operating profit	$12.1	$6.2	$5.9	95.7%
Percentage of segment revenues	13.6%	8.8%
     Government systems segment operating profits increased primarily due to increased revenues of $18.0 million and the associated margin from these revenues offset by additional IR&D spending of approximately $1.4 million, growth in SG&A expenses of approximately $1.7 million from higher selling and support costs, and additional non-cash stock based compensation charges of $0.1 million.
Commercial Networks Segment
Revenues.

	Three months ended		Dollar	Percentage
	June 27,	June 29,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Revenues	$62.9	$56.2	$6.8	12.0%
     Our commercial networks segment revenues growth was primarily derived from $5.9 million in higher sales related to mobile satellite systems, $2.7 million higher sales from our antenna systems product group and $2.3 million higher sales from our enterprise VSAT products, offset by a $3.6 million reduction in sales of consumer broadband products.
Segment Operating Profit.

	Three months ended		Dollar	Percentage
	June 27,	June 29,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Operating profit	$1.5	$1.5	$(0.0)	(1.1)%
Percentage of segment revenues	2.3%	2.7%
     Our commercial networks segment overall operating profits were essentially flat for the first quarter of fiscal year 2009 over the first quarter of fiscal year 2008. However, we did experience a decrease in our commercial networks operating profit as a percentage of segment revenues, from 2.7% in the first quarter of fiscal year 2008 to 2.3% for the same period of fiscal year 2009 primarily due to higher IR&D costs associated with next generation consumer broadband equipment. Our commercial networks segment recorded additional non-cash stock based compensation charges of approximately $0.2 million.
Satellite Services Segment
Revenues.

	Three months ended		Dollar	Percentage
	June 27,	June 29,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Revenues	$1.4	$1.7	$(0.4)	(21.1)%
     Our satellite services segment revenues were relatively flat year over year. These revenues were primarily derived from service arrangements supporting both the mobile broadband and enterprise managed networks services markets.

Segment Operating Loss.

	Three months ended		Dollar	Percentage
	June 27,	June 29,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Operating profit	$(2.1)	$(0.5)	$(1.6)	(338.8)%
Percentage of segment revenues	(150.4)%	(27.1)%
     The increase in satellite services segment operating losses of $1.6 million was primarily driven by a slight decrease in revenue of approximately $0.4 million, an increase in cost of revenues of approximately $0.3 million, and a $1.0 million increase in SG&A expense from higher selling and support costs.
Backlog
     As reflected in the table below, both funded and firm backlog increased during the first three months of fiscal year 2009 with the increase mainly coming from our government systems segment.

(In millions)	June 27, 2008	March 28, 2008
Firm backlog
Government Systems segment	$268.1	$206.8
Commercial Networks segment	149.7	154.5
Satellite Services segment	9.6	13.1

Total	$427.4	$374.4

Funded backlog
Government Systems segment	$230.9	$186.1
Commercial Networks segment	149.6	154.5
Satellite Services segment	9.6	13.1

Total	$390.1	$353.7

Contract options	$39.3	$39.3

     The firm backlog does not include contract options. Of the $427.4 million in firm backlog, approximately $254.6 million is expected to be delivered during the remaining nine months of fiscal year 2009, and the balance is expected to be delivered in fiscal year 2010 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders. Compared to the last fiscal year, as more of our products have been placed into market, we have seen a greater percentage of awards from book and ship-type orders, resulting in backlog growth rate that is relatively lower than the previous three fiscal years.
     Total new awards for commercial, government and satellite services products were $205.9 million for the first quarter of fiscal year 2009 compared to $136.0 million for the first quarter of fiscal year 2008.
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
Liquidity and Capital Resources
     We have financed our operations to date primarily with cash flows from operations, bank line of credit financing and equity financing. The general cash needs of our government systems, commercial networks and satellite services segments can vary significantly and depend on the type and mix of contracts in backlog (i.e., product or service, development or production, and timing of payments), the quality of the customer (i.e., United States government or commercial, domestic or international) and the duration of the contract. In addition, for all three of our segments, program performance significantly impacts the timing and amount of cash flows. If a program is performing and meeting its contractual requirements, then the cash flow requirements are usually lower.

     The cash needs of the government systems segment tend to be more a function of the type of contract rather than customer quality. Also, United States government procurement regulations tend to restrict the timing of cash payments on the contract. In the commercial networks and satellite services segments, our cash needs are driven primarily by the quality of the customer and the type of contract. The quality of the customer will typically affect the specific contract cash flow and whether financing instruments are required by the customer. In addition, the commercial networks and satellite services environment tends to provide for more flexible payment terms with customers, including advance payments. The satellite services segment is currently funding construction of a satellite and the related costs will require significant capital investment.
     Cash provided by operating activities for the first three months of fiscal year 2009 was $0.4 million as compared to $15.8 million for the first three months of fiscal year 2008. The $15.4 million decrease in cash provided by operating activities for the first three months of fiscal year 2009 as compared to the first three months of fiscal year 2008 was primarily attributable to a year-over-year net increase of operating assets and liabilities of $19.9 million, offset by higher year-over-year net income of $2.1 million and an increase in adjustments to net income for non-cash add-backs of $2.3 million. Billed and unbilled accounts receivable decreased by $3.1 million due to collections made in our commercial networks segment spread across various consumer satellite networks customers, offset by new sales and increased unbilled accounts receivable in our government systems segment spread across various customers. Collections in excess of revenue included in accrued liabilities decreased approximately $16.6 million as we progress towards completion of certain larger development projects and as we record the related revenues, as well as the timing of any additional milestones billings.
     Cash used in investing activities for the first three months of fiscal year 2009 was $13.0 million as compared to $10.1 million for the first three months of fiscal year 2008. The increase in cash used in investing activities primarily relates to capital expenditures related to the construction of our ViaSat-1 satellite of approximately $10.2 million and other additional capital expenditures of approximately $2.1 million for the first three months of fiscal year 2009 compared to approximately $1.1 million of capital expenditures for the same period last year. Cash used in investing activities for the first three months of fiscal year 2008 includes $8.7 million paid in cash to certain former Efficient Channel Coding, Inc. (ECC) stockholders under the terms of the acquisition agreement for ECC and $0.3 million paid in cash to former stockholders of Enerdyne Technologies, Inc. (Enerdyne) under the terms of the Enerdyne acquisition agreement.
     Cash used in financing activities for the first three months of fiscal year 2009 was $1.7 million as compared to cash provided by financing activities for the first three months of fiscal year 2008 of $4.1 million. The approximate $5.8 million increase in cash outflows for the first three months of fiscal year 2009 compared to the same period last year mainly relates to a $4.7 million payment on secured borrowing, offset by $1.5 million cash receipts related to the sale of stock in a majority-owned subsidiary. During April 2008, our majority-owned subsidiary, TrellisWare, issued additional shares of preferred stock and received $1.5 million in cash proceeds from other principal shareholders. We also invested $1.8 million in order to retain a constant ownership interest. In addition, cash provided by financing activities for the first three months of fiscal year 2008 includes cash proceeds of $1.3 million related to stock purchased through our employee stock purchase plan compared to no cash receipts related to stock purchases through our employee stock purchase plan for the same period this year due to the end of the purchase period falling into our second quarter of fiscal year 2009. The activity for both quarters also includes cash received from the exercise of employee stock options and cash inflows related to the incremental tax benefit from stock option exercises.
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
     As of March 30, 2007, in connection with our Enerdyne acquisition and under the terms of the Enerdyne acquisition agreement, we owed an additional consideration amount to the former Enerdyne stockholders in the amount of $5.9 million, which was accrued and recorded as additional goodwill in the government systems segment as of March 30, 2007. The $5.9 million was payable in cash and stock in accordance with certain terms of the arrangement, in May 2007. Accordingly, on May 3, 2007, we paid $5.9 million of additional consideration to the former stockholders of Enerdyne, which was comprised of 170,763 shares of common stock and $0.3 million in cash.

     In January 2008, we entered into several agreements with Space Systems/Loral, Inc. (SS/L), Loral Space & Communications, Inc. (Loral) and Telesat Canada (Telesat) related to our high capacity satellite system. Under the satellite construction contract with SS/L, we will purchase a new broadband satellite (ViaSat-1) designed by us and to be constructed by SS/L for approximately $209.1 million, subject to purchase price adjustments based on satellite performance. The total cost of the satellite is $246.0 million, but, as part of the satellite purchase arrangements, Loral executed a separate contract with SS/L whereby Loral is purchasing the Canadian beams on the ViaSat-1 satellite for approximately $36.9 million (15% of the total satellite cost). In addition, we entered into a beam sharing agreement with Loral, whereby Loral has agreed to reimburse us for 15% of the total costs associated with launch and launch insurance estimated to be approximately $23.1 million, and for in-orbit insurance and satellite operating costs post launch.
     The projected total cost of the ViaSat-1 project, including the satellite, launch, insurance and related gateway infrastructure, through satellite launch is estimated to be approximately $400.0 million, and will depend on the timing of the gateway infrastructure roll-out. We have a current strategy that would limit our total required investment. Our equity participation would be similar to our current cash and cash equivalents and the remaining amount may be funded by equity contributions from outside parties and/or debt collateralized by the satellite. Alternatively, we believe we have adequate sources of funding for the project, which includes our cash on hand, available borrowing capacity and the cash we expect to generate over the next few years. We believe this provides us flexibility to execute this project in an appropriate manner and obtain outside equity in the range indicated under terms that we consider reasonable.
     At June 27, 2008, we had $110.9 million in cash, cash equivalents and short-term investments, $248.4 million in working capital and no outstanding borrowings under our line of credit. At March 28, 2008, we had $125.2 million in cash and cash equivalents and short-term investments, $248.3 million in working capital and no outstanding borrowings under our line of credit.
     On January 31, 2005, we entered into a three-year, $60 million revolving credit facility (the Facility), which was amended more recently on July 31, 2008 to extend the term of the Facility to August 29, 2008. Borrowings under the Facility are permitted up to a maximum amount of $60 million, including up to $15 million of letters of credit. Borrowings under the Facility bear interest, at our option, at either the lender’s prime rate or at LIBOR plus, in each case, an applicable margin based on the ratio of our total funded debt to EBITDA (income from operations plus depreciation and amortization). The Facility is collateralized by substantially all of our assets.
     The Facility contains financial covenants that set a minimum EBITDA limit for the 12 month period ending on the last day of any fiscal quarter at $30 million, a minimum tangible net worth as of the last day of any fiscal quarter at $135 million, and a minimum quick ratio (sum of cash and cash equivalents, accounts receivable and marketable securities, divided by current liabilities) as of the last day of any fiscal quarter at 1.50 to 1.00. We were in compliance with our loan covenants at June 27, 2008.
     In April 2007, we filed a new universal shelf registration statement with the Securities and Exchange Commission, or SEC, for the future sale of up to an additional $200 million of debt securities, common stock, preferred stock, depositary shares and warrants. Additionally, we had available $200 million of these securities, which were previously registered under shelf registration statements we filed in June 2004 and September 2001. Up to an aggregate of $400 million of the securities may now be offered from time to time, separately or together, directly by us or through underwriters at amounts, prices, interest rates and other terms to be determined at the time of the offering.
     Our future capital requirements will depend upon many factors, including the timing of cash required for the ViaSat-1 satellite project and any future broadband satellite project we may engage in, expansion of our research and development and marketing efforts and the nature and timing of orders. Additionally, we will continue to evaluate possible acquisitions of, or investments in complementary businesses, products and technologies which may require the use of cash. We believe that our current cash balances and net cash expected to be provided by operating activities will be sufficient to meet our anticipated operating requirements for at least the next 12 months. However, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position. The sale of additional securities could result in additional dilution of our stockholders. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

Contractual Obligations
     The following table sets forth a summary of our obligations under operating leases, irrevocable letters of credit, purchase commitments and other long-term liabilities for the periods indicated:

		For the Remainder of
		Fiscal Year	For the Fiscal Years Ending
(In thousands)	Total	2009	2010-2011	2012-2013	Thereafter
Operating leases	$136,297	$9,245	$29,506	$28,884	$68,662
Standby letters of credit	6,962	4,469	2,493	—	—
Purchase commitments including satellite procurement agreements	350,913	150,153	151,880	6,864	42,016

Total	$494,172	$163,867	$183,879	$35,748	$110,678

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
     Our condensed consolidated balance sheets as of June 27, 2008 and March 28, 2008 include $18.3 million and $17.3 million, respectively, classified as “Other liabilities.” This caption primarily consists of our long-term warranty obligations, deferred lease credits, long-term portion of our secured borrowing, and long-term unrecognized tax position liabilities. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 10 of the notes to consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 8 for a discussion of our product warranties.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes guidelines for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurement for Purpose of Lease Classification of Measurement under Statement 13,” which amends SFAS 157 to exclude accounting pronouncements that address fair value measurements for purpose of lease classification or measurement under SFAS No. 13, “Accounting for Leases.” In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 until the first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal year 2009), and interim periods within those fiscal years. Adoption of this statement for non-financial assets and liabilities is required for an entity’s first fiscal year that begins after November 15, 2008 (our fiscal year 2010). We adopted this standard for financial assets and liabilities in the current year without any material impact to our consolidated financial statements. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in first quarter of fiscal year 2010.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. As we did not elect to fair value any of our financial instruments under the provisions of SFAS 159, the adoption of this statement effective March 29, 2008 did not have an impact on our financial statements.
     In June 2007, the FASB ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for us in fiscal year 2009. We adopted this standard in the current year without any material impact to the financial statements.

     In December 2007, the FASB issued SFAS 141R, “Business Combinations.” The purpose of issuing the statement is to replace current guidance in SFAS 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized as expenses separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as non-controlling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after April 4, 2009, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after April 4, 2009, regardless of the date of the original business combination. SFAS 141R will be effective for us in fiscal year 2010. We are currently evaluating the impact of SFAS 141R.
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160, which changes the accounting and reporting for business acquisitions and non-controlling interests in subsidiaries, was issued to improve the relevance, comparability, and transparency of financial information provided to investors. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 will be effective for us in fiscal year 2010. We are currently evaluating the impact that SFAS 160 will have on our financial statements and disclosures.
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 will be effective for us in fiscal year 2010. We are currently assessing the potential impact that adoption of SFAS 161 may have on our financial statements.
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements at June 27, 2008 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our financial statements included in this Quarterly Report or in our Annual Report on Form 10-K for the year ended March 28, 2008.
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
     As of June 27, 2008, there were no foreign currency exchange contracts outstanding. From time to time, we enter into foreign currency exchange contracts to reduce the foreign currency risk for amounts payable to vendors in Euros.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the Securities and Exchange Commission’s rules and forms. We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 27, 2008, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 27, 2008.
     During the period covered by this Quarterly Report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or liquidity. For additional information regarding our current litigation, see “Note 9 — Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report.
Item 1A. Risk Factors
     In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 28, 2008, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 5. Other Information
     On July 31, 2008, we amended the Second Amended and Restated Revolving Loan Agreement dated January 31, 2005 among ViaSat, Union Bank of California, N.A. and Comerica Bank to extend the agreement’s current terms and conditions to August 29, 2008. The foregoing discussion does not purport to be complete and is qualified in its entirety by reference to the Fourth Amendment to Second Amended and Restated Revolving Loan Agreement, a copy of which is attached to this Quarterly Report as Exhibit 10.1 and is incorporated herein by reference.
Item 6. Exhibits
     The Exhibit Index on page 33 is incorporated herein by reference as the list of exhibits required as part of this Quarterly Report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2008	VIASAT, INC.
/s/ Mark D. Dankberg
Mark D. Dankberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Ronald G. Wangerin
Ronald G. Wangerin
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Fourth Amendment to Second Amended and Restated Revolving Loan Agreement dated July 31, 2008 between ViaSat,Inc. and Union Bank of California, N.A. and Comerica Bank.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.