Form 10-Q
period 2008-10-03
VIASAT INC
filed 2008-11-12
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended October 3, 2008.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of November 6, 2008 was 30,837,049.

VIASAT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIASAT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of	As of
	October 3,	March 28,
	2008	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$90,790	$125,176
Short-term investments	—	43
Accounts receivable, net	157,844	155,484
Inventories	59,760	60,326
Deferred income taxes	18,685	18,664
Prepaid expenses and other current assets	17,131	15,933

Total current assets	344,210	375,626
Property, equipment and satellite, net	111,922	64,693
Other acquired intangible assets, net	20,797	25,477
Goodwill	66,407	66,407
Other assets	19,954	18,891

Total assets	$563,290	$551,094

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,323	$52,317
Accrued liabilities	57,248	73,957
Payables to former stockholders of acquired business	—	1,101

Total current liabilities	112,571	127,375
Other liabilities	18,585	17,290

Total liabilities	131,156	144,665

Commitments and contingencies (Note 9)
Minority interest in consolidated subsidiary	3,904	2,289

Stockholders’ equity:
Common stock	3	3
Paid-in capital	264,915	255,856
Retained earnings	164,689	149,140
Common stock held in treasury	(1,034)	(1,034)
Accumulated other comprehensive income (loss)	(343)	175

Total stockholders’ equity	428,230	404,140

Total liabilities and stockholders’ equity	$563,290	$551,094

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three months ended		Six months ended
	October 3,	September 28,	October 3,	September 28,
	2008	2007	2008	2007
Revenues	$159,280	$146,625	$312,241	$275,187
Operating expenses:
Cost of revenues	115,551	104,513	223,571	200,909
Selling, general and administrative	25,430	20,424	49,034	38,154
Independent research and development	6,656	8,433	16,496	15,810
Amortization of acquired intangible assets	2,340	2,391	4,680	4,784

Income from operations	9,303	10,864	18,460	15,530
Other income (expense):
Interest income	562	1,485	1,293	2,884
Interest expense	(85)	(156)	(200)	(337)

Income before income taxes and minority interest	9,780	12,193	19,553	18,077
Provision for income taxes	505	3,479	3,908	5,060
Minority interest in net earnings of subsidiary, net of tax	17	129	96	251

Net income	$9,258	$8,585	$15,549	$12,766

Basic net income per share	$.30	$.28	$.51	$.42
Diluted net income per share	$.29	$.27	$.49	$.40
Shares used in computing basic net income per share	30,743	30,196	30,633	30,077
Shares used in computing diluted net income per share	32,138	32,231	31,890	32,229
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six months ended
	October 3,	September 28,
	2008	2007
Cash flows from operating activities:
Net income	$15,549	$12,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,878	7,550
Amortization of intangible assets	5,754	6,038
Stock compensation expense	5,049	3,693
Other non-cash adjustments	(1,048)	496
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(2,461)	6,981
Inventories	488	(618)
Other assets	(501)	(3,201)
Accounts payable	(2,611)	8,189
Accrued liabilities	(11,989)	(5,228)
Other liabilities	1,295	1,022

Net cash provided by operating activities	18,403	37,688
Cash flows from investing activities:
Purchase of property, equipment and satellite	(50,556)	(9,300)
Payment related to acquisitions of businesses, net of cash acquired	(925)	(9,826)
Sale of short-term investments	—	5
Cash paid for patents and other assets	(1,445)	—

Net cash used in investing activities	(52,926)	(19,121)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,464	5,237
Payment on secured borrowing	(4,720)	—
Proceeds from sale of stock of majority-owned subsidiary	1,500	—
Incremental tax benefits from stock-based compensation	389	593

Net cash provided by financing activities	633	5,830
Effect of exchange rate changes on cash	(496)	259

Net (decrease) increase in cash and cash equivalents	(34,386)	24,656
Cash and cash equivalents at beginning of period	125,176	103,345

Cash and cash equivalents at end of period	$90,790	$128,001

Non-cash investing and financing activities:
Issuance of stock in satisfaction of a payable to former stockholders of an acquired business	$—	$5,631
Issuance of payable in connection with acquisition	$—	$800
Issuance of common stock in connection with acquisition	$—	$452
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share data)

					Common Stock		Accumulated
	Common Stock				in Treasury		Other
	Number of		Paid-in	Retained	Number of		Comprehensive		Comprehensive
	Shares Issued	Amount	Capital	Earnings	Shares	Amount	Income	Total	Income
Balance at March 28, 2008	30,500,605	$3	$255,856	$149,140	(33,238)	$(1,034)	$175	$404,140
Exercise of stock options	216,966	—	1,941	—	—	—	—	1,941
Tax benefit from exercise of stock options and release of restricted stock unit (RSU) awards	—	—	546	—	—	—	—	546
Issuance of stock under Employee Stock Purchase Plan	88,681	—	1,523	—	—	—	—	1,523
Stock-based compensation expense	—	—	5,049	—	—	—	—	5,049
Net income	—	—	—	15,549	—	—	—	15,549	$15,549
Foreign currency translation, net of tax	—	—	—	—	—	—	(518)	(518)	(518)

Comprehensive income	—	—	—	—	—	—	—	—	$15,031

Balance at October 3, 2008	30,806,252	$3	$264,915	$164,689	(33,238)	$(1,034)	$(343)	$428,230

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Basis of Presentation
     The accompanying condensed consolidated balance sheet at October 3, 2008, the condensed consolidated statements of operations for the three and six months ended October 3, 2008 and September 28, 2007, the condensed consolidated statements of cash flows for the six months ended October 3, 2008 and September 28, 2007 and the condensed consolidated statement of stockholders’ equity for the six months ended October 3, 2008 have been prepared by the management of ViaSat, Inc. (the Company), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 28, 2008 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 28, 2008 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
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
Property, Equipment and Satellite
     Equipment, computers and software, furniture and fixtures and the Company’s satellite are recorded at cost, net of accumulated depreciation. The Company generally computes depreciation using the straight-line method over the estimated useful lives of the assets ranging between one to eleven years. Leasehold improvements are capitalized and amortized on the straight-line method over the shorter of the lease term or the life of the improvement. Additions to property and equipment, together with major renewals and betterments, are capitalized. Maintenance, repairs and minor renewals and betterments are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized.
     Satellite construction costs, including launch services and insurance, are generally procured under long-term contracts that provide for payments over the contract periods. Satellite construction and launch services costs are capitalized as incurred.
Payables to Former Shareholders of Acquired Businesses
     In August 2007, in connection with the terms of the Company’s JAST acquisition, the Company recorded an obligation to pay the remaining portion of the initial purchase price of approximately $0.8 million on the first anniversary of the closing date. Accordingly, in August 2008, the Company paid approximately $0.8 million in cash to the former stockholders of JAST.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Self-Insurance Liabilities
     The Company has a self-insurance plan to retain a portion of the exposure for losses related to employee medical benefits. The Company also has a self-insurance plan for a portion of the exposure for losses related to workers’ compensation costs. The self-insurance policies provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods, as well as other historical information, for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods along with currently available information and insurance industry statistics, the Company recorded self-insurance liabilities as of October 3, 2008 and March 28, 2008 of $1.3 million and $1.1 million, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as current in accordance with the estimated timing of the projected payments.
Secured Borrowings
     Occasionally, the Company enters into secured borrowing arrangements in connection with customer financing in order to provide additional sources of funding. As of October 3, 2008, the Company had no secured borrowing arrangements. As of March 28, 2008, the Company had one secured borrowing arrangement, under which the Company pledged a note receivable from a customer to serve as collateral for the obligation under the borrowing arrangement. In the first quarter of fiscal year 2009, the Company paid all obligations related to its secured borrowing totaling $4.7 million plus accrued interest.
     During the third quarter of fiscal year 2008, due to a payment default, the Company wrote down the note receivable by approximately $5.3 million related to the principal and interest accrued to date. Pursuant to a notes receivable insurance arrangement which provides for the recovery of certain principal and interest amounts on the note, the Company has recorded a current asset of approximately $4.5 million as of March 28, 2008 and October 3, 2008.
Indemnification Provisions
     In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third party intellectual property claims. Historically, to date, there have not been any costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party the Company indemnifies, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At October 3, 2008 and March 28, 2008, no such amounts were accrued.
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Common Stock Held in Treasury
     During the third quarter of fiscal year 2008, the Company delivered 94,165 shares of common stock-based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying these restricted stock unit agreements, the Company repurchased 33,238 shares of common stock with a total value of $1.0 million during fiscal year 2008. These repurchased shares of common stock were held in treasury as of October 3, 2008 and March 28, 2008.
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
     During the three and six months ended October 3, 2008, the Company settled certain foreign exchange contracts and in connection therewith recognized a loss of approximately $0.3 million, recorded in cost of revenues based on the nature of the underlying transactions. During the three and six months ended September 28, 2007, the Company settled certain foreign exchange contracts and in connection therewith recognized a gain of less than $0.1 million, recorded in cost of revenues based on the nature of the underlying transactions. The Company had no foreign currency forward contracts outstanding as of October 3, 2008 or March 28, 2008.
Stock-Based Payments
     The Company records compensation expense associated with stock options, restricted stock unit awards and other equity based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. The Company recognized $2.9 million and $5.0 million of stock-based compensation expense for the three and six months ended October 3, 2008, respectively, and $1.9 million and $3.7 million of stock-based compensation expense for the three and six months ended September 28, 2007, respectively.
     The Company recorded incremental tax benefits from stock options exercised and restricted stock unit awards vesting of $0.4 million and $0.6 million for the six months ended October 3, 2008 and September 28, 2007, respectively, which is classified as part of cash flows from financing activities in the condensed consolidated statements of cash flows. At October 3, 2008, the total unrecognized estimated compensation cost, net of estimated forfeitures, related to unvested stock options, restricted stock units, and the employee stock purchase plan was approximately $8.5 million, $15.7 million and $0.3 million, respectively. These costs are expected to be recognized over a weighted average period of 2.5 years, 3.1 years and less than six months, respectively.
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurement for Purpose of Lease Classification of Measurement under Statement 13,” which amends SFAS 157 to exclude accounting pronouncements that address fair value measurements for purpose of lease classification or measurement under SFAS No. 13, “Accounting for Leases.” In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 until the first quarter of fiscal year 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for financial assets and liabilities, beginning in fiscal year 2009. Adoption of this statement for non-financial assets and liabilities is required for an entity’s first fiscal year that begins after November 15, 2008 (fiscal year 2010 for the Company). The Company adopted this standard for financial assets and liabilities in the current year without any material impact to its consolidated financial statements. The Company is currently evaluating the impact that SFAS 157 will have on its consolidated financial statements and disclosures when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of fiscal year 2010.
     In October 2008, the FASB issued FSP SFAS 157-3 (FSP 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” to clarify how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s financial statements for the quarter ended October 3, 2008. The application of the provisions of FSP 157-3 did not materially impact the Company’s consolidated financial statement disclosures for the period ended October 3, 2008.
     In February 2007, the FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. As the Company did not elect to fair value any of its financial instruments under the provisions of SFAS 159, the adoption of this statement effective March 29, 2008 did not have an impact on the Company’s consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). The purpose of issuing the statement is to replace current guidance in SFAS 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized as expenses separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as non-controlling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS 141R will be effective for the Company in fiscal year 2010. The standard applies prospectively to business combinations for which the acquisition date is on or after April 4, 2009, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after April 4, 2009, regardless of the date of the original business combination. The Company is currently evaluating the impact that SFAS 141R will have on its consolidated financial statements and disclosures.
     In December 2007, the FASB issued SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160, which changed the accounting and reporting for business acquisitions and non-controlling interests in subsidiaries. The standard was issued to improve the relevance, comparability, and transparency of financial information provided to investors. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 will be effective for the Company in fiscal year 2010. The Company is currently evaluating the impact that SFAS 160 will have on its consolidated financial statements and disclosures.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 is effective for interim periods beginning subsequent to November 15, 2008, commencing for the Company with respect to its fourth quarter of fiscal year 2009. The Company is currently evaluating the impact that SFAS 161 will have on its consolidated financial statements and disclosures.
Note 2 — Revenue Recognition
     A substantial portion of the Company’s revenues are derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three months ended October 3, 2008 and September 28, 2007, the Company recorded losses of approximately $0.2 million and $2.6 million, respectively, related to loss contracts. During the six months ended October 3, 2008 and September 28, 2007, the Company recorded losses of approximately $1.5 million and $3.5 million, respectively, related to loss contracts.
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
     When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value in accordance with EITF 00-21, “Accounting for Multiple Element Revenue Arrangements” and recognized when the applicable revenue recognition criteria for each element has been met. The amount of product and service revenue recognized is impacted by the Company’s judgments as to whether an arrangement includes multiple elements and, if so, whether sufficient objective and reliable evidence of fair value exists for those elements. Changes to the elements in an arrangement and the Company’s ability to establish evidence for those elements could affect the timing of the revenue recognition.
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Note 3 — Fair Value Measurement
     Effective March 29, 2008, the Company adopted SFAS 157 for financial assets and liabilities measured at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. As a basis for categorizing inputs, SFAS 157 establishes the following hierarchy which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions:
•	Level 1 — Inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instruments valuation.
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of October 3, 2008:

	Fair Value at
(In thousands)	October 3, 2008	Level 1	Level 2	Level 3
Assets
Cash equivalents	$71,934	$108	$71,826	$—

Total assets measured at fair value on a recurring basis	$71,934	$108	$71,826	$—

     The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:
     Cash equivalents — The Company’s cash equivalents consist of money market funds, repurchase agreements with a one day term collateralized by AAA-rated United States government securities and certified deposit investments. Certain money market funds are valued using quoted prices for identical assets in an active market with sufficient volume and frequency of transactions (Level 1). The remaining portion of money market funds, repurchase agreements and certified deposit investments are valued based on quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or brokers’ model driven valuations in which all significant inputs are observable or can be obtained from or corroborated by observable market data for substantially the full term of the assets (Level 2).
     The Company had no foreign currency forward exchange contracts outstanding at October 3, 2008.
Note 4 — Earnings Per Share
     Potential common stock of 1,394,686 and 2,035,595 shares for the three months ended October 3, 2008 and September 28, 2007, respectively, and 1,256,262 and 2,152,570 shares for the six months ended October 3, 2008 and September 28, 2007, respectively, were included in the calculation of diluted earnings per share. Antidilutive shares excluded from the calculation were 1,652,275 and 927,616 shares for the three months ended October 3, 2008 and September 28, 2007, respectively, and 1,781,726 and 893,659 shares for the six months ended October 3, 2008 and September 28, 2007, respectively. Potential common stock includes options granted and restricted stock units awarded under the Company’s equity compensation plan which are included in the earnings per share calculations using the treasury stock method and common shares expected to be issued under the Company’s employee stock purchase plan.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 5 — Composition of Certain Balance Sheet Captions

(In thousands)	October 3, 2008	March 28, 2008
Accounts receivable, net:
Billed	$82,816	$92,516
Unbilled	75,206	63,278
Allowance for doubtful accounts	(178)	(310)

	$157,844	$155,484

Inventories:
Raw materials	$26,869	$21,091
Work in process	13,249	8,883
Finished goods	19,642	30,352

	$59,760	$60,326

Prepaid expenses and other current assets:
Prepaid expenses	$8,048	$9,537
Other	9,083	6,396

	$17,131	$15,933

Property and equipment, net:
Machinery and equipment (estimated useful life 2-5 years)	$55,636	$51,067
Computer equipment and software (estimated useful life 3 years)	46,172	43,700
Furniture and fixtures (estimated useful life 7 years)	9,907	9,192
Leasehold improvements (estimated useful life 1-11 years)	16,107	13,849
Land	3,124	3,124
Satellite under construction	51,010	8,136
Construction in progress	5,503	3,501

	187,459	132,569
Less accumulated depreciation and amortization	(75,537)	(67,876)

	$111,922	$64,693

Other acquired intangible assets, net:
Technology	$44,392	$44,392
Contracts and relationships	18,898	18,898
Non-compete agreement	9,076	9,076
Other intangibles	9,323	9,323

	81,689	81,689
Less accumulated amortization	(60,892)	(56,212)

	$20,797	$25,477

Other assets:
Capitalized software costs, net	$185	$1,091
Patents, orbital slots and other licenses, net	3,487	3,188
Deferred income taxes	11,027	10,169
Other	5,255	4,443

	$19,954	$18,891

Accrued liabilities:
Current portion of warranty reserve	$7,053	$6,550
Secured borrowing and accrued interest	—	5,015
Accrued vacation	9,805	9,374
Accrued wages and performance compensation	9,462	4,867
Collections in excess of revenues	22,009	37,252
Other	8,919	10,899

	$57,248	$73,957

Other liabilities:
Accrued warranty	$5,479	$5,129
Unrecognized tax position liabilities	5,974	5,974
Deferred rent, long-term portion	4,895	4,387
Other	2,237	1,800

	$18,585	$17,290

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 6 — Accounting for Goodwill and Intangible Assets
     The Company accounts for its goodwill under SFAS No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” The SFAS 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. Reporting units within the Company’s government systems and commercial network segments have goodwill assigned to them. The Company estimates the fair values of the reporting units using discounted cash flows. The cash flow forecasts are adjusted by an appropriate discount rate in order to determine the present value of the cash flows. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value, if any, represents the amount of goodwill impairment.
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
     The other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of eight months to ten years. The technology intangible asset has several components with estimated useful lives of five to nine years, contracts and relationships intangible asset has several components with estimated useful lives of three to ten years, non-compete agreements have useful lives of three to five years and other amortizable assets have several components with original estimated useful lives of eight months to ten years. Amortization expense was $2.3 million and $2.4 million for the three months ended October 3, 2008 and September 28, 2007, respectively, and $4.7 million and $4.8 million for the six months ended October 3, 2008 and September 28, 2007, respectively.
     Current and expected amortization expense for each of the following periods is as follows:

(In thousands)	Amortization
For the six months ended October 3, 2008	$4,680

Expected for the remainder of fiscal year 2009	$4,141
Expected for fiscal year 2010	5,588
Expected for fiscal year 2011	4,826
Expected for fiscal year 2012	3,600
Expected for fiscal year 2013	1,047
Thereafter	1,595

$20,797

Note 7 — Line of Credit
     On January 31, 2005, the Company entered into a three-year, $60.0 million revolving credit facility (the Prior Facility) in the form of the Second Amended and Restated Revolving Loan Agreement. On September 25, 2008, the Company signed the Sixth Amendment to the Second Amended and Restated Revolving Loan Agreement reducing the Prior Facility’s size to $40.0 million and extending the current term to October 31, 2008. At October 3, 2008, the Company had $5.2 million outstanding under standby letters of credit, leaving borrowing availability under the Prior Facility of $34.8 million. The Company was in compliance with its financial loan covenants under the Prior Facility as of October 3, 2008.
     On October 31, 2008, the Company entered into a three-year, $85.0 million revolving credit facility (the New Facility) in the form of the Third Amended and Restated Revolving Loan Agreement. The New Facility amends and restates the Prior Facility. Borrowings under the New Facility are permitted up to a maximum amount of $85.0 million, including up to $25.0 million of letters of credit, and bear interest, at the Company’s option, at either (a) the higher of the Federal Funds rate plus 0.50% or the administrative agent’s prime rate as announced from time to time, or (b) at the London interbank offered rate plus, in the case of each of (a) and (b), an applicable margin that is based on the ratio of the Company’s debt to EBITDA. As with the Prior Facility, the New Facility is collateralized by substantially all of the Company’s personal property.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The New Facility contains financial covenants regarding a maximum leverage ratio and a minimum interest coverage ratio. In addition the New Facility contains covenants that restrict, among other things, the Company’s ability to incur additional debt, sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.
Note 8 — Product Warranty
     The Company provides limited warranties on most of its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the six months ended October 3, 2008 and September 28, 2007.

	For the six months ended
(In thousands)	October 3, 2008	September 28, 2007
Balance, beginning of period	$11,679	$9,863
Change in liability for warranties issued in period	4,828	3,864
Settlements made (in cash or in kind) during the period	(3,975)	(2,709)

Balance, end of period	$12,532	$11,018

Note 9 — Commitments and Contingencies
     The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of such matters is not presently determinable, the Company believes that the resolution of such matters will not have a material adverse effect on its financial position, results of operations or liquidity; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on its consolidated financial position, results of operations or liquidity in any period.
Note 10 — Income Taxes
     The Company currently estimates its annual effective income tax rate to be approximately 22.3% for fiscal year 2009, as compared to the actual 28.1% effective income tax rate in fiscal year 2008. The income tax provision of approximately 5.2% for the second quarter of fiscal year 2009 was lower than the expected annual effective tax rate primarily due to the recording of research and development tax credits allowed for in the second quarter of fiscal year 2009 by the Emergency Economic Stabilization Act of 2008, enacted on October 3, 2008, extending the research and development tax credit from January 1, 2008 to December 31, 2009. In the first quarter of fiscal year 2009, the Company’s estimated annual effective income tax rate did not include the effect of the extension of the research and development tax credit, which resulted in a catch-up adjustment of approximately $0.9 million in the second quarter of fiscal year 2009. Also as a result of the extension of the research and development tax credit, approximately $0.9 million of research and development tax credit generated in the fourth quarter of fiscal year 2008 was recognized as a discrete tax benefit in the second quarter of fiscal year 2009.
     For the three and six months ended October 3, 2008, the Company’s gross unrecognized tax benefits increased by $1.6 million and $1.8 million, respectively. In the next 12 months it is reasonably possible that the amount of unrecognized tax benefits will decrease by $0.9 million as a result of the expiration of the statute of limitations for previously filed tax returns.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 11 — Segment Information
     The Company’s government systems, commercial networks and satellite services segments are primarily distinguished by the type of customer and the related contractual requirements. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the commercial networks and satellite services segments. During the third and fourth quarters of fiscal year 2008, the Company made management and organizational structure changes due to a shift in product marketing and development strategies and consequently realigned the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company’s satellite services segment is comprised of its expanding maritime and airline broadband and enterprise VSAT services plus its ViaSat-1 satellite. The Company’s commercial networks segment comprises its former satellite networks and antenna systems segments, except for the satellite services segment. The Company’s reporting segments, comprised of the government systems, commercial networks and satellite services segments, are determined consistently with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance. The following segment information reflects prior periods recast to this organizational and reporting structure:

	Three months ended		Six months ended
	October 3,	September 28,	October 3,	September 28,
(in thousands)	2008	2007	2008	2007
Revenues
Government Systems	$97,302	$79,848	$185,947	$150,482
Commercial Networks	59,208	65,147	122,156	121,342
Satellite Services	2,770	1,630	4,138	3,363
Elimination of intersegment revenues	—	—	—	—

Total revenues	159,280	146,625	312,241	275,187
Operating profits (losses)
Government Systems	13,286	11,865	25,383	18,046
Commercial Networks	(920)	2,306	557	3,799
Satellite Services	(767)	(806)	(2,825)	(1,275)
Elimination of intersegment operating profits	(13)	—	(13)	—

Segment operating profit before corporate and amortization	11,586	13,365	23,102	20,570
Corporate	57	(110)	38	(256)
Amortization of intangibles	(2,340)	(2,391)	(4,680)	(4,784)

Income from operations	$9,303	$10,864	$18,460	$15,530

Amortization of intangibles by segment for the three and six months ended October 3, 2008 and September 28, 2007 was as follows:

	Three months ended		Six months ended
(In thousands)	October 3, 2008	September 28, 2007	October 3, 2008	September 28, 2007
Government Systems	$272	$272	$544	$544
Commercial Networks	2,068	2,119	4,136	4,240
Satellite Services	—	—	—	—

Total amortization of intangibles	$2,340	$2,391	$4,680	$4,784

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. Segment assets as of October 3, 2008 and March 28, 2008 were as follows:

(In thousands)	October 3, 2008	March 28, 2008
Segment assets
Government Systems	$150,527	$139,979
Commercial Networks	152,460	166,858
Satellite Systems	1,734	1,016

Total segment assets	304,721	307,853
Corporate assets	258,569	243,241

Total assets	$563,290	$551,094

Net acquired intangible assets and goodwill included in segment assets as of October 3, 2008 and March 28, 2008 were as follows:

	Net intangible assets		Goodwill
	October 3,	March 28,	October 3,	March 28,
(In thousands)	2008	2008	2008	2008
Government Systems	$3,335	$3,880	$22,191	$22,191
Commercial Networks	17,462	21,597	44,216	44,216
Satellite Services	—	—	—	—

Total	$20,797	$25,477	$66,407	$66,407

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue information by geographic area for the three and six months ended October 3, 2008 and September 28, 2007 was as follows:

	Three months ended		Six months ended
(In thousands)	October 3, 2008	September 28, 2007	October 3, 2008	September 28, 2007
United States	$134,070	$121,830	$262,494	$224,032
Europe, Middle East and Africa	13,140	6,537	21,997	18,987
Asia, Pacific	5,604	7,915	15,502	15,526
North America other than United States	4,909	8,430	9,671	13,834
Latin America	1,557	1,913	2,577	2,808

	$159,280	$146,625	$312,241	$275,187

     The Company distinguishes revenues from external customers by geographic areas based on customer location.
     The net book value of long-lived assets located outside the United States was $0.3 million at October 3, 2008 and $0.4 million at March 28, 2008.
Note 12 — Certain Relationships and Related-Party Transactions
     Michael Targoff, a director of the Company since February 2003, currently serves as the Chief Executive Officer and the Vice Chairman of the board of directors of Loral Space & Communications, Inc. (Loral), the parent of Space Systems/Loral, Inc. (SS/L), and in October 2007 also became a director of Telesat Holdings Inc., a new entity formed in connection with Loral’s acquisition of Telesat Canada described below. John Stenbit, a director of ViaSat since August 2004, also currently serves on the board of directors of Loral.
     In October 2007, Loral and its Canadian partner, Public Sector Pension Investment Board (PSP), through Telesat Holdings Inc., a joint venture formed by Loral and PSP, completed the acquisition of 100% of the stock of Telesat Canada from BCE Inc. Loral acquired equity interests in Telesat Holdings Inc. representing 64% of the economic interests and 33 1/3% of the voting interests. PSP acquired 36% of the economic interests and 66 2/3% of the voting interests in Telesat Holdings Inc. (except with respect to the election of directors as to which it held a 30% voting interest). In connection with this transaction, Michael Targoff became a director on the board of the newly formed entity, Telesat Holdings Inc.
     In January 2008, the Company entered into several agreements with SS/L, Loral and Telesat Canada related to the Company’s anticipated high capacity satellite system. Under the satellite construction contract with SS/L, the Company will purchase a new broadband satellite (ViaSat-1) designed by the Company and to be constructed by SS/L for approximately $209.1 million, subject to purchase price adjustments based on satellite performance. In addition, the Company entered into a beam sharing agreement with Loral, whereby Loral is responsible for contributing 15% of the total costs (estimated at approximately $60.0 million) associated with the ViaSat-1 satellite project. The Company’s construction contract of the ViaSat-1 satellite with SS/L was approved by the disinterested members of the Company’s Board of Directors, after a determination by the disinterested members of the Company’s Board that the terms and conditions of the purchase were fair to the Company and in the best interests of the Company and its stockholders.
     During the six months ended October 3, 2008, related to the construction of the Company’s anticipated high capacity satellite system, the Company paid $36.1 million to SS/L and had an outstanding payable as of October 3, 2008 of $10.2 million. As of March 28, 2008, the Company had a $3.8 million outstanding payable related to SS/L. In the normal course of business, the Company recognized $0.9 million and $3.7 million of revenue related to Telesat Canada for the three months ended October 3, 2008 and September 28, 2007, respectively, and $1.7 million and $6.2 million for the six months ended October 3, 2008 and September 28, 2007. Accounts receivable to Telesat Canada as of October 3, 2008 and March 28, 2008 were $3.0 million and $3.1 million, respectively.

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
      Satellite Services
     Our satellite services segment encompasses three primary areas: managed broadband services, mobile broadband services and wholesale bandwidth services. For everyday enterprise networking or backup protection for primary networks, our managed broadband service provides a combination of terrestrial and satellite connections through an around-the-clock call center and network management operation to ensure customer network availability and reliable digital satellite communications. Our mobile broadband service includes network management services for our customers who utilize our Arclight-based mobile communication systems or our network management center. In 2008, we began construction of a high speed Ka-band satellite system in order to provide wholesale broadband and other services over North America. We currently plan to launch this satellite in early 2011 and introduce service later in 2011.
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
     Our products are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts, which require us to provide products and services under a contract at a specified price, comprised approximately 85.3% and 85.8% of our revenues for the three months ended October 3, 2008 and September 28, 2007, respectively, and 85.7% and 84.2% of our revenues for the six months ended October 3, 2008 and September 28, 2007, respectively. The remainder of our annual revenue was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).
     Historically, a significant portion of our revenues has been derived from contracts for the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development were approximately $35.5 million or 22.3% and $28.2 million or 19.2% of our revenues in the three months ended October 3, 2008 and September 28, 2007, respectively. Revenues for our funded research and development were approximately $64.4 million or 20.6% and $59.7 million or 21.7% of our revenues in the six months ended October 3, 2008 and September 28, 2007, respectively.

     We also incur independent research and development expenses, which are not directly funded by a third party. Independent research and development expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development programs. Independent research and development expenses were approximately 4.2% and 5.8% of revenues during the three months ended October 3, 2008 and September 28, 2007, respectively, and 5.3% and 5.7% of revenues during the six months ended October 3, 2008 and September 28, 2007, respectively. As a government contractor, we are able to recover a portion of our independent research and development expenses pursuant to our government contracts.
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
     The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended October 3, 2008 and September 28, 2007, we recorded losses of approximately $0.2 million and $2.6 million, respectively, related to loss contracts. During the six months ended October 3, 2008 and September 28, 2007, we recorded losses of approximately $1.5 million and $3.5 million, respectively, related to loss contracts.
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
     We believe we have established appropriate systems and processes to enable us to reasonably estimate future cost on our programs through regular quarterly evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of October 3, 2008 would change our income before income taxes by approximately $0.4 million.

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
     When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value in accordance with EITF 00-21, “Accounting for Multiple Element Revenue Arrangements,” and recognized when the applicable revenue recognition criteria for each element has been met. The amount of product and service revenue recognized is impacted by our judgments as to whether an arrangement includes multiple elements and, if so, what sufficient objective and reliable evidence of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish evidence for those elements could affect the timing of revenue recognition.
Accounting for stock-based compensation
     We grant options to purchase our common stock and award restricted stock units to our employees and directors under our equity compensation plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our employee stock purchase plan. The benefits provided under these plans are stock-based payments subject to the provisions of revised SFAS 123R, “Share-Based Payment.” Stock-based compensation expense recognized under SFAS 123R for the three months ended October 3, 2008 and September 28, 2007 was $2.9 million and $1.9 million, respectively. Stock-based compensation expense recognized under SFAS 123R for the six months ended October 3, 2008 and September 28, 2007 was $5.0 million and $3.7 million, respectively. At October 3, 2008, total unrecognized estimated compensation cost including estimated forfeitures related to non-vested stock options and restricted stock units granted prior to that date, and the employee stock purchase plan was $8.5 million, $15.7 million and $0.3 million, respectively, which are expected to be recognized over a weighted average period of 2.5 years, 3.1 years and less than six months, respectively.
Allowance for doubtful accounts
     We make estimates of the collectibility of our accounts receivable based on historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a significant portion of our sales has been to the United States government. More recently, commercial customers have comprised a larger part of our revenues. Our accounts receivable balance was $157.8 million, net of allowance for doubtful accounts of $0.2 million, and $155.5 million, net of allowance for doubtful accounts of $0.3 million, as of October 3, 2008 and March 28, 2008, respectively.
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
Goodwill and other intangible assets
     We account for our goodwill under SFAS 142, “Goodwill and Other Intangible Assets.” The SFAS 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. Reporting units within the Company’s government systems and commercial network segments have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the value below carrying value, if any, represents the amount of goodwill impairment. We test goodwill for impairment during the fourth quarter every fiscal year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

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
Property, equipment and satellite
     Equipment, computers and software, furniture and fixtures and our satellite are recorded at cost, net of accumulated depreciation. Costs are capitalized as incurred and for our satellite include construction, launch and insurance. Satellite construction costs, including launch services and insurance, are generally procured under long-term contracts that provide for payments by us over the contract periods. Satellite construction and launch services costs are capitalized to reflect progress toward completion, which typically coincides with contract milestone payment schedules. Insurance premiums related to satellite launches and subsequent in-orbit testing are capitalized and amortized over the estimated useful lives of the satellite. Performance incentives payable in future periods are dependent on the continued satisfactory performance of the satellite in service.
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

Results of Operations
The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Three months ended		Six months ended
	October 3, 2008	September 28, 2007	October 3, 2008	September 28, 2007
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	72.5	71.3	71.6	73.0
Selling, general and administrative	16.0	13.9	15.7	13.9
Independent research and development	4.2	5.8	5.3	5.8
Amortization of intangible assets	1.5	1.6	1.5	1.7

Income from operations	5.8	7.4	5.9	5.6
Income before income taxes	6.1	8.3	6.3	6.6
Net income	5.8	5.9	5.0	4.6
Three Months Ended October 3, 2008 vs. Three Months Ended September 28, 2007
Revenues

	Three months ended		Dollar	Percentage
	October 3,	September 28,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Revenues	$159.3	$146.6	$12.7	8.6%
     The increase in revenues from $146.6 million to $159.3 million during the second quarter of fiscal year 2009 when compared to the same period last year was due to higher customer awards received during the second quarter of fiscal year 2009 of $255.5 million compared to $189.5 million in the second quarter of fiscal year 2008, and the conversion of a portion of those awards into revenues. Revenue increases in our government systems segment, which increased by $17.5 million and our satellite service segment, which increased by $1.1 million, were offset by decreases in our commercial networks segment of $5.9 million. The revenue increase in our government systems segment was primarily derived from higher sales of $12.7 million from information assurance products and related development programs and $4.0 million in next generation military satellite communication systems. Our commercial networks segment revenue decrease was primarily due to a reduction in sales of consumer broadband products of $10.3 million and a $2.3 million decrease in sales of our enterprise VSAT products, offset by an increase in sales of $6.7 million related to our mobile satellite systems.
Cost of revenues

	Three months ended		Dollar	Percentage
	October 3,	September 28,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Cost of revenues	$115.6	$104.5	$11.0	10.6%
Percentage of revenues	72.5%	71.3%
     The increase in quarterly cost of revenues from $104.5 million to $115.6 million was primarily due to our increased revenues. We also experienced an increase in cost of revenues as a percentage of revenues from 71.3% to 72.5%. This increase was primarily due to product cost increases of $1.6 million in our government systems segment spread across various products groups and an increase in cost of revenues of approximately $1.7 million in our consumer broadband products principally from lower margin broadband development programs, offset by product cost reductions of $0.8 million in our antenna products through improved overall program performance year over year. Cost of revenues for the three months ended October 3, 2008 and September 28, 2007 included approximately $0.7 million and $0.5 million respectively, in stock-based compensation expense.
Selling, general and administrative expenses

	Three months ended		Dollar	Percentage
	October 3,	September 28,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Selling, general and administrative	$25.4	$20.4	$5.0	24.5%
Percentage of revenues	16.0%	13.9%

     The increase in selling, general and administrative (SG&A) expenses from $20.4 million to $25.4 million during the second quarter of fiscal year 2009 when compared to the second quarter of fiscal year 2008 was primarily attributable to higher support costs of approximately $1.4 million and higher selling and proposal costs of approximately $3.0 million for new contract awards. In addition, approximately $1.9 million in stock-based compensation expense was recorded for the three months ended October 3, 2008 versus $1.3 million for the same period in the prior fiscal year. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government, commercial and satellite service sales opportunities.
Independent research and development

	Three months ended		Dollar	Percentage
	October 3,	September 28,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Independent research and development	$6.7	$8.4	$(1.8)	(21.1)%
Percentage of revenues	4.2%	5.8%
     The decrease in independent research and development (IR&D) expenses reflected a year over year decrease from the commercial networks segment of approximately $1.7 million and the government systems segment of approximately $0.1 million. The lower IR&D expenses were principally due to a shift of some of our efforts from internal development projects to customer funded development.
Amortization of acquired intangible assets
     We amortize our intangible assets from prior acquisitions over their estimated useful lives ranging from eight months to ten years. Amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized. Current and expected amortization expense for each of the following periods is as follows:

(In thousands)	Amortization
For the six months ended October 3, 2008	$4,680

Expected for the remainder of fiscal year 2009	$4,141
Expected for fiscal year 2010	5,588
Expected for fiscal year 2011	4,826
Expected for fiscal year 2012	3,600
Expected for fiscal year 2013	1,047
Thereafter	1,595

$20,797

Interest income
     Interest income decreased to $0.6 million for the three months ended October 3, 2008 from $1.5 million for the three months ended September 28, 2007 due to lower interest rates on our investments and lower average invested cash balances for the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008.
Interest expense
     Interest expense decreased to less than $0.1 million for the three months ended October 3, 2008 compared to $0.2 million for the three months ended September 28, 2007. Commitment fees on our line of credit availability remained relatively the same for each period. We had no outstanding borrowings under our line of credit at October 3, 2008 or September 28, 2007.

Provision for income taxes
     We currently estimate our annual effective income tax rate to be approximately 22.3% for fiscal year 2009, as compared to the actual 28.1% effective income tax rate in fiscal year 2008. The income tax provision of approximately 5.2% for the second quarter of fiscal year 2009 was lower than the expected annual effective tax rate primarily due to the recording of research and development tax credits allowed for in the second quarter of fiscal year 2009 by the Emergency Economic Stabilization Act of 2008, enacted on October 3, 2008, extending the research and development tax credit from January 1, 2008 to December 31, 2009. In the first quarter of fiscal year 2009, our estimated annual effective income tax rate did not include the effect of the extension of the research and development tax credit, which resulted in a catch-up adjustment of approximately $0.9 million in the second quarter of fiscal year 2009. Also as a result of the extension of the research and development tax credit, approximately $0.9 million of research and development tax credit generated in the fourth quarter of fiscal year 2008 was recognized as a discrete item in the second quarter of fiscal year 2009.
Our Segment Results for the Three Months Ended October 3, 2008 vs. Three Months Ended September 28, 2007
Government Systems Segment
Revenues

	Three months ended		Dollar	Percentage
	October 3,	September 28,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Revenues	$97.3	$79.8	$17.5	21.9%
     Our government systems segment revenues increased in the second quarter of fiscal year 2009 when compared to the same period last year primarily due to higher customer awards of $157.3 million in second quarter of fiscal year 2009 compared to $122.3 million in second quarter of fiscal year 2008, and the conversion of a portion of those awards into revenues. The $17.5 million revenue increase was comprised of higher sales of $12.7 million of information assurance products and development programs and $4.0 million in next generation military satellite communication systems.
Segment operating profit

	Three months ended		Dollar	Percentage
	October 3,	September 28,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Operating profit	$13.3	$11.9	$1.4	12.0%
Percentage of segment revenues	13.7%	14.9%
     Our government systems segment operating profits increased in the second quarter of fiscal year 2009 when compared to the same period last year primarily due to increased revenues of $17.5 million offset by growth in SG&A expense of approximately $2.6 million from selling and support costs, product cost increases of $1.6 million spread across various products groups, and additional non-cash stock-based compensation expense of $0.5 million.
Commercial Networks Segment
Revenues

	Three months ended		Dollar	Percentage
	October 3,	September 28,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Revenues	$59.2	$65.1	$(5.9)	(9.1)%
     Our commercial networks segment revenues decreased in the second quarter of fiscal year 2009 when compared to the same period of fiscal year 2008 primarily due to a $10.3 million reduction in consumer broadband product sales and a $2.3 million decrease in sales from our enterprise VSAT products, offset by increased sales of $6.7 million related to mobile satellite systems.

Segment operating profit (loss)

	Three months ended		Dollar	Percentage
	October 3,	September 28,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Operating profit (loss)	$(0.9)	$2.3	$(3.2)	(139.9)%
Percentage of segment revenues	(1.6)%	3.5%
     Our commercial networks segment operating profit decreased to a loss in the second quarter of fiscal year 2009 when compared to the same period of fiscal year 2008 primarily due to lower revenue and associated margins, product cost increases of $1.7 million in our consumer broadband products from lower margin broadband development programs, offset by product cost reductions of $0.8 million in our antenna products through improved overall program performance year over year. Our commercial networks segment experienced growth in SG&A expense of approximately $2.5 million primarily due to higher selling and support costs and recorded additional non-cash stock-based compensation expense of $0.4 million.
Satellite Services Segment
Revenues

	Three months ended		Dollar	Percentage
	October 3,	September 28,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Revenues	$2.8	$1.6	$1.1	69.9%
     Our satellite services segment revenues increased during the second quarter of fiscal year 2009 when compared to the same period of fiscal year 2008 due to growth in our service arrangements supporting both the mobile broadband and enterprise managed networks services markets.
Segment operating loss

	Three months ended		Dollar	Percentage
	October 3,	September 28,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Operating loss	$(0.8)	$(0.8)	$0.0	(4.8)%
Percentage of segment revenues	(27.7)%	(49.4)%
     Our satellite services segment operating losses remained relatively flat in the second quarter of fiscal year 2009 when compared to the same period last year. This was driven by an increase in revenue of $1.1 million offset by a $0.7 million increase in SG&A expense due to higher selling and support costs.
Six Months Ended October 3, 2008 vs. Six Months Ended September 28, 2007
Revenues

	Six months ended		Dollar	Percentage
	October 3,	September 28,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Revenues	$312.2	$275.2	$37.1	13.5%
     The increase in revenues from $275.2 million during the first six months of fiscal year 2008 to $312.2 million for the same period in fiscal year 2009 was due to higher customer awards received during the first six months of fiscal year 2009 of $461.4 million compared to $325.5 million in the same period of fiscal year 2008, and the conversion of a portion of those awards into revenues. Increased revenues were experienced in all three of our segments: our government systems segment, which increased by $35.5 million, our commercial networks segment, which increased by $0.8 million and our satellite services segments, which increased by $0.8 million. The revenue increase in our government systems segment was primarily derived from higher sales of $24.2 million in information assurance products and development programs, $10.3 million in next generation military satellite communication systems, $5.3 million in video data link systems and $1.1 million from our majority-owned subsidiary, Trellisware. The revenue increases were offset by a decrease in sales of $5.4 million in next generation tactical data link development. Our commercial networks segment revenue increase was primarily derived from higher sales of $11.9 million related to mobile satellite systems and $2.2 million in higher sales from our antenna systems product groups, offset by a $13.3 million reduction in sales of consumer broadband products. Our satellite services segment revenue increase of approximately $0.8 million was primarily derived from service arrangements supporting both the mobile broadband and enterprise managed networks services markets.

Cost of revenues

	Six months ended		Dollar	Percentage
	October 3,	September 28,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Cost of revenues	$223.6	$200.9	$22.7	11.3%
Percentage of revenues	71.6%	73.0%
     The increase in cost of revenues from $200.9 million during the first six months of fiscal year 2008 to $223.6 million for the same period in fiscal year 2009 was primarily due to our increased revenues. However, we did experience a slight decrease in cost of revenues as a percentage of revenues from 73.0% for the first six months of fiscal year 2008 to 71.6% for the same period in the current year. This improvement was primarily due to product cost reductions of approximately $2.2 million related to better program performance in our government systems segment spread across various product groups and better program performance in our antenna systems product group totaling approximately $2.4 million for the first six months of fiscal year 2009 compared to the same period last year. Cost of revenues for the six months ended October 3, 2008 and September 28, 2007 included approximately $1.2 million and $1.0 million respectively, in stock-based compensation expense. Cost of revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competition, new product introduction costs and other factors.
Selling, general and administrative expenses

	Six months ended		Dollar	Percentage
	October 3,	September 28,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Selling, general and administrative	$49.0	$38.2	$10.9	28.5%
Percentage of revenues	15.7%	13.9%
     The increase in SG&A expenses in the first six months of fiscal year 2009 compared to the same period of fiscal year 2008 was primarily attributable to higher support costs of approximately $6.6 million, higher selling and proposal costs of approximately $3.4 million for new contract awards and an increase of approximately $0.8 million in stock-based compensation expense. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government, commercial and satellite service sales opportunities.
Independent research and development

	Six months ended		Dollar	Percentage
	October 3,	September 28,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Independent research and development	$16.5	$15.8	$0.7	4.3%
Percentage of revenues	5.3%	5.8%
     The increase in IR&D expenses reflects a year-over-year increase in the government systems segment of approximately $1.3 million for the first six months of fiscal year 2009 when compared to the same period of fiscal year 2008 offset by a decrease in the commercial networks segment of $0.6 million. The higher IR&D expenses were principally for the development of next generation information assurance, data link and unmanned aerial vehicle (UAV) technologies, next generation broadband equipment, and our recognition of certain opportunities in these markets and the desire to invest in the development of new technologies to meet these opportunities.
Amortization of acquired intangible assets
          The intangible assets from prior acquisitions are being amortized over estimated useful lives ranging from eight months to ten years. Amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized. Current and expected amortization expense for each of the following periods is as follows:

(In thousands)	Amortization
For the six months ended October 3, 2008	$4,680

Expected for the remainder of fiscal year 2009	$4,141
Expected for fiscal year 2010	5,588
Expected for fiscal year 2011	4,826
Expected for fiscal year 2012	3,600
Expected for fiscal year 2013	1,047
Thereafter	1,595

$20,797

Interest income
     Interest income decreased to $1.3 million for the first six months of fiscal year 2009 from $2.9 million for the same period in fiscal year 2008 due to lower interest rates on our investments and lower average invested cash balances.
Interest Expense
     Interest expense decreased to $0.2 million for the six months ended October 3, 2008 from $0.3 million for the same period in fiscal year 2008. Commitment fees on our line of credit availability remained relatively the same for each period. We had no outstanding borrowings under our line of credit at October 3, 2008 or September 28, 2007.
Provision for income taxes
     We currently estimate our annual effective income tax rate to be approximately 22.3% for fiscal year 2009, as compared to the actual 28.1% effective income tax rate in fiscal year 2008. The income tax provision of approximately 20.0% for the first six months of fiscal year 2009 was lower than the expected annual effective tax rate primarily due to approximately $0.9 million of research and development tax credit generated in the fourth quarter of fiscal year 2008 recognized as a discrete tax benefit in the six-month period ended October 3, 2008.
Our Segment Results for the Six Months Ended October 3, 2008 vs. Six Months Ended September 28, 2007
Government Systems Segment
Revenues

	Six months ended		Dollar	Percentage
	October 3,	September 28,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Revenues	$185.9	$150.5	$35.5	23.6%
     Our government systems segment revenues increased primarily due to higher customer awards of $307.2 million in the first six months of fiscal year 2009 compared to $194.0 million in same period of fiscal year 2008, and the conversion of a portion of those awards into revenues. The $35.5 million revenue increase was comprised of higher sales of $24.2 million in information assurance products and development programs, $10.3 million in next generation military satellite communication systems, $5.3 million in video data link systems and $1.1 million from our majority-owned subsidiary, Trellisware. The revenue increases were offset by a decrease in sales of $5.4 million in next generation tactical data link development.
Segment operating profit

	Six months ended		Dollar	Percentage
	October 3,	September 28,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Operating profit	$25.4	$18.0	$7.3	40.7%
Percentage of segment revenues	13.7%	12.0%
     Government systems segment operating profits increased in the first six months of fiscal year 2009 when compared to the same period of fiscal year 2008 primarily due to increased revenues of $35.5 million and product cost reduction of approximately $2.2 million spread across various products groups, offset by growth in SG&A expense of approximately $4.3 million from higher selling and support costs and additional non-cash stock-based compensation expense of $0.7 million.

Commercial Networks Segment
Revenues

	Six months ended		Dollar	Percentage
	October 3,	September 28,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Revenues	$122.2	$121.3	$0.8	0.7%
     The growth in our commercial networks segment revenues in the first six months of fiscal year 2009 when compared to the same period of fiscal year 2008 was primarily derived from higher sales of $11.9 million related to mobile satellite systems and $2.2 million from our antenna systems product groups, offset by a $13.3 million reduction in sales of consumer broadband products.
Segment operating profit

	Six months ended		Dollar	Percentage
	October 3,	September 28,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Operating profit	$0.6	$3.8	$(3.2)	(85.3)%
Percentage of segment revenues	0.5%	3.1%
     Our commercial networks segment operating profit decreased in the first six months of fiscal year 2009 when compared to the same period of fiscal year 2008 due to higher selling and support costs of $5.1 million and recorded additional non-cash stock-based compensation expense of $0.6 million, offset by better program performance in our antenna systems product group totaling approximately $2.4 million.
Satellite Services Segment
Revenues

	Six months ended		Dollar	Percentage
	October 3,	September 28,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Revenues	$4.1	$3.4	$0.8	23.0%
     Our satellite services segment revenues increased in the first six months of fiscal year 2009 when compared to the same period last year by approximately $0.8 million. These revenues were primarily derived from a growth in service arrangement awards supporting both the mobile broadband and enterprise managed networks services markets.
Segment operating loss

	Six months ended		Dollar	Percentage
	October 3,	September 28,	Increase	Increase
(In millions, except percentages)	2008	2007	(Decrease)	(Decrease)
Operating loss	$(2.8)	$(1.3)	$(1.6)	121.6%
Percentage of segment revenues	(68.3)%	(37.9)%
     The increase in satellite services segment operating losses of $1.6 million in the first six months of fiscal year 2009 when compared to the same period last year was primarily driven by a $1.7 million increase in SG&A expense from higher selling and support costs, offset by an increase in revenue of approximately $0.8 million.
Backlog
     As reflected in the table below, both funded and firm backlog increased during the first six months of fiscal year 2009.

(In millions)	October 3, 2008	March 28, 2008
Firm backlog
Government Systems segment	$328.2	$206.8
Commercial Networks segment	184.3	154.5
Satellite Services segment	11.1	13.1

Total	$523.6	$374.4

Funded backlog
Government Systems segment	$283.9	$186.1
Commercial Networks segment	184.3	154.5
Satellite Services segment	11.1	13.1

Total	$479.3	$353.7

Contract options	$39.6	$39.3

     The firm backlog does not include contract options. Of the $523.6 million in firm backlog, approximately $214.9 million is expected to be delivered during the remaining six months of fiscal year 2009, and the balance is expected to be delivered in fiscal year 2010 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders. Compared to the last fiscal year, as more of our products have been placed into market, we have seen a greater percentage of awards from book and ship-type orders, resulting in backlog growth rate that is relatively lower than the previous three fiscal years.
     Total new awards for commercial, government and satellite services products were $255.5 million and $461.4 million for the three and six months ended October 3, 2008, respectively, compared to $189.5 million and $325.5 million for the three and six months ended September 28, 2007, respectively.
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
     Cash provided by operating activities for the first six months of fiscal year 2009 was $18.4 million as compared to $37.7 million for the first six months of fiscal year 2008. The $19.3 million decrease in cash provided by operating activities for the first six months of fiscal year 2009 as compared to the first six months of fiscal year 2008 was primarily attributable to a year over year net increase in cash used for net operating assets of $22.9 million, offset by higher year over year net income of $2.8 million. Combined billed and unbilled accounts receivable, net, increased by $2.4 million due to collections made in our commercial networks segment spread across various consumer satellite networks customers, offset by new sales and increased unbilled accounts receivable in our government systems segment spread across various customers. Collections in excess of revenue included in accrued liabilities decreased approximately $15.2 million as we progress towards completion of certain larger development projects and as we record the related revenues, as well as the timing of any additional milestones billings.

     Cash used in investing activities for the first six months of fiscal year 2009 was $52.9 million as compared to $19.1 million for the first six months of fiscal year 2008. The increase in cash used in investing activities primarily relates to capital expenditures related to the construction of our ViaSat-1 satellite of approximately $36.5 million and other additional capital expenditures for equipment of approximately $14.1 million for the first six months of fiscal year 2009 compared to approximately $9.3 million of capital expenditures for the same period of fiscal year 2008. In addition, cash used in investing activities for the first six months of fiscal year 2009 included, in connection with the terms of our JAST acquisition, the cash payment of the remaining portion of the initial purchase price of approximately $0.8 million on the first anniversary of the closing date. Cash used in investing activities for the first six months of fiscal year 2008 included $8.7 million paid in cash to certain former Efficient Channel Coding, Inc. (ECC) stockholders under the terms of the acquisition agreement for ECC, $0.9 million in cash paid for the acquisition of JAST on the closing date under the terms of the JAST acquisition agreement, and $0.3 million paid in cash to former stockholders of Enerdyne Technologies, Inc. (Enerdyne) under the terms of the Enerdyne acquisition agreement.
     Cash provided by financing activities for the first six months of fiscal year 2009 was $0.6 million as compared to cash provided by financing activities for the first six months of fiscal year 2008 of $5.8 million. The approximate $5.2 million decrease in cash inflows for the first six months of fiscal year 2009 compared to the same period of fiscal year 2008 is primarily related to the $4.7 million repayment of our secured borrowing at the beginning of the first quarter of fiscal year 2009, offset by $1.5 million in cash receipts related to the sale of stock in a majority-owned subsidiary. During April 2008, our majority-owned subsidiary, TrellisWare, issued additional shares of preferred stock and received $1.5 million in cash proceeds from other principal shareholders. We also invested $1.8 million in order to maintain the level of our percentage ownership interest. In addition, cash provided by financing activities for both periods included cash received from the exercise of employee stock options, stock purchases through our employee stock purchase plan and cash inflows related to the incremental tax benefit from stock option exercises.
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
     At October 3, 2008, we had $90.8 million in cash, cash equivalents and short-term investments, $231.6 million in working capital and no outstanding borrowings under our line of credit. At March 28, 2008, we had $125.2 million in cash and cash equivalents and short-term investments, $248.3 million in working capital and no outstanding borrowings under our line of credit. Our cash and cash equivalents are held in accounts managed by third party financial institutions. To date, we have experienced no loss of access to our cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

     On January 31, 2005, we entered into a three-year, $60.0 million revolving credit facility (the Prior Facility) in the form of the Second Amended and Restated Revolving Loan Agreement. On September 25, 2008, we signed the Sixth Amendment to the Second Amended and Restated Revolving Loan Agreement reducing the Prior Facility’s size to $40.0 million and extending the current term to October 31, 2008. At October 3, 2008, we had $5.2 million outstanding under standby letters of credit, leaving borrowing availability under the Prior Facility of $34.8 million. We were in compliance with our financial loan covenants under the Prior Facility as of October 3, 2008.
     On October 31, 2008, we entered into a three-year, $85.0 million revolving credit facility (the New Facility) in the form of the Third Amended and Restated Revolving Loan Agreement. The New Facility amends and restates the Prior Facility. Borrowings under the New Facility are permitted up to a maximum amount of $85.0 million, including up to $25.0 million of letters of credit, and bear interest, at our option, at either (a) the higher of the Federal Funds rate plus 0.50% or the administrative agent’s prime rate as announced from time to time, or (b) at the London interbank offered rate plus, in the case of each of (a) and (b), an applicable margin that is based on the ratio of our debt to EBITDA. As with the Prior Facility, the New Facility is collateralized by substantially all of our personal property.
     The New Facility contains financial covenants regarding a maximum leverage ratio and a minimum interest coverage ratio. In addition, the New Facility contains covenants that restrict, among other things, our ability to incur additional debt, sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.
     In April 2007, we filed a new universal shelf registration statement with the Securities and Exchange Commission, or SEC, for the future sale of up to an additional $200 million of debt securities, common stock, preferred stock, depositary shares and warrants, bringing the aggregate available under our universal shelf registration statements to up to $400.0 million. The securities may be offered from time to time, separately or together, directly by us or through underwriters at amounts, prices, interest rates and other terms to be determined at the time of the offering.
     Our future capital requirements will depend upon many factors, including the timing of cash required for the ViaSat-1 satellite project and any future broadband satellite project we may engage in, expansion of our research and development and marketing efforts and the nature and timing of orders. Additionally, we will continue to evaluate possible acquisitions of, or investments in complementary businesses, products and technologies which may require the use of cash. We believe that our current cash balances and net cash expected to be provided by operating activities along with availability under our credit facility will be sufficient to meet our anticipated operating requirements for at least the next 12 months. However, we may sell additional debt or equity securities or obtain additional credit facilities to further enhance our liquidity position. The sale of additional securities could result in additional dilution of our stockholders. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.
Contractual Obligations
     The following table sets forth a summary of our obligations under operating leases, irrevocable letters of credit, purchase commitments and other long-term liabilities for the periods indicated:

		For the Remainder of
		Fiscal Year	For the Fiscal Years Ending
(In thousands)	Total	2009	2010-2011	2012-2013	Thereafter
Operating leases	$135,004	$6,390	$29,836	$29,750	$69,028
Standby letters of credit	5,231	7	5,067	157	—
Purchase commitments including satellite procurement agreements	317,967	118,756	151,641	6,486	41,084

Total	$458,202	$125,153	$186,544	$36,393	$110,112

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

     Our condensed consolidated balance sheets as of October 3, 2008 and March 28, 2008 included $18.6 million and $17.3 million, respectively, classified as “Other liabilities.” This caption primarily consists of our long-term warranty obligations, deferred lease credits and long-term unrecognized tax position liabilities. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 10 of the notes to consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 8 for a discussion of our product warranties.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes guidelines for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurement for Purpose of Lease Classification of Measurement under Statement 13,” which amends SFAS 157 to exclude accounting pronouncements that address fair value measurements for purpose of lease classification or measurement under SFAS No. 13, “Accounting for Leases.” In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 until the first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for financial assets and liabilities, beginning fiscal year 2009. Adoption of this statement for non-financial assets and liabilities is required for an entity’s first fiscal year that begins after November 15, 2008 (our fiscal year 2010). We adopted this standard for financial assets and liabilities in the current year without any material impact to our consolidated financial statements. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in first quarter of fiscal year 2010.
     In October 2008, the FASB issued FSP SFAS 157-3 (FSP 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” to clarify how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our financial statements for the quarter ended October 3, 2008. The application of the provisions of FSP 157-3 did not materially impact our consolidated financial statement disclosures for the period ended October 3, 2008.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. As we did not elect to fair value any of our financial instruments under the provisions of SFAS 159, the adoption of this statement effective March 29, 2008 did not have an impact on our consolidated financial statements.
     In June 2007, the FASB ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for us in fiscal year 2009. We adopted this standard in the current year without any material impact to the consolidated financial statements.
     In December 2007, the FASB issued SFAS 141R, “Business Combinations.” The purpose of issuing the statement is to replace current guidance in SFAS 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized as expenses separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as non-controlling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS 141R will be effective for us in fiscal year 2010. The standard applies prospectively to business combinations for which the acquisition date is on or after April 4, 2009, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after April 4, 2009, regardless of the date of the original business combination. We are currently evaluating the impact of SFAS 141R.

     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160, which changed the accounting and reporting for business acquisitions and non-controlling interests in subsidiaries. The standard was issued to improve the relevance, comparability, and transparency of financial information provided to investors. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 will be effective for us in fiscal year 2010. We are currently evaluating the impact that SFAS 160 will have on our consolidated financial statements and disclosures.
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 is effective for interim periods beginning subsequent to November 15, 2008, commencing for us with respect to our fourth quarter of fiscal year 2009. We are currently assessing the potential impact that adoption of SFAS 161 may have on our consolidated financial statements.
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements at October 3, 2008 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our financial statements included in this Quarterly Report or in our Annual Report on Form 10-K for the year ended March 28, 2008.
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
     As of October 3, 2008, there were no foreign currency exchange contracts outstanding. From time to time, we enter into foreign currency exchange contracts to reduce the foreign currency risk for amounts payable to vendors in Euros.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the Securities and Exchange Commission’s rules and forms. We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of October 3, 2008, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 3, 2008.
     During the period covered by this Quarterly Report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is not presently determinable, we believe that the resolution of such matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on our consolidated financial position, results of operations or liquidity in any period.

Item 1A. Risk Factors
     In addition to the risk factors set forth in our Securities and Exchange Commission filings, including without limitation, our most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, we face new risks associated with the recent turbulence in the financial markets.
     Recent U.S. and international market and economic conditions have been challenging, with tighter credit conditions and slower growth through the second quarter of fiscal 2009. Continued concerns about the systemic impact of inflation, increasing energy costs, geopolitical issues, the availability and cost of credit and other macro-economic factors have contributed to increased market volatility and diminished expectations for the global economy and increased market uncertainty and instability. Continued turbulence in U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may result in an adverse effect on our financial condition and results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     At our 2008 annual meeting of stockholders held on October 2, 2008 the stockholders voted on the following three proposals and cast their votes as follows:
Proposal 1: To elect Mark D. Dankberg, Michael B. Targoff and Harvey P. White to serve as Class III Directors.

Nominee	For	Withheld

Mark D. Dankberg	27,613,353	741,588
Michael B. Targoff	20,961,320	7,393,621
Harvey P. White	27,650,936	704,005
Proposal 2: To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending April 3, 2009.

For	Against	Abstentions	Not Voted

28,206,267	142,247	6,427	0
Proposal 3: To approve an amendment to the 1996 Equity Participation Plan

For	Against	Abstentions	Not Voted

18,848,790	5,434,834	207,216	3,864,101
Item 6. Exhibits
     The Exhibit Index on page 37 is incorporated herein by reference as the list of exhibits required as part of this Quarterly Report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 10, 2008	VIASAT, INC.
/s/ Mark D. Dankberg
Mark D. Dankberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Ronald G. Wangerin
Ronald G. Wangerin
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Third Amended and Restated Revolving Loan Agreement Dated as of October 31, 2008	8-K	000-21767	10.1	11/05/2008
10.2	1996 Equity Participation Plan of ViaSat, Inc. (As Amended and Restated Effective October 2, 2008)	8-K	000-21767	10.1	10/02/2008
10.3	Form of Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.2	10/02/2008
10.4	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.3	10/02/2008
10.5	Form of Executive Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.4	10/02/2008
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X