Form 10-Q
period 2009-01-02
VIASAT INC
filed 2009-02-11
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended January 2, 2009.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of February 6, 2009 was 30,992,102.

VIASAT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIASAT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of	As of
	January 2,	March 28,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$63,711	$125,176
Short-term investments	—	43
Accounts receivable, net	166,149	155,484
Inventories	62,391	60,326
Deferred income taxes	18,664	18,664
Prepaid expenses and other current assets	21,383	15,933

Total current assets	332,298	375,626
Property, equipment and satellite, net	145,644	64,693
Other acquired intangible assets, net	18,460	25,477
Goodwill	66,407	66,407
Other assets	21,986	18,891

Total assets	$584,795	$551,094

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53,357	$52,317
Accrued liabilities	66,679	73,957
Payables to former stockholders of acquired business	—	1,101

Total current liabilities	120,036	127,375
Other liabilities	18,693	17,290

Total liabilities	138,729	144,665

Commitments and contingencies (Note 9)
Minority interest in consolidated subsidiary	3,823	2,289

Stockholders’ equity:
Common stock	3	3
Paid-in capital	269,154	255,856
Retained earnings	175,355	149,140
Common stock held in treasury	(1,694)	(1,034)
Accumulated other comprehensive (loss) income	(575)	175

Total stockholders’ equity	442,243	404,140

Total liabilities and stockholders’ equity	$584,795	$551,094

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three months ended		Nine months ended
	January 2,	December 28,	January 2,	December 28,
	2009	2007	2009	2007
Revenues	$150,362	$152,053	$462,603	$427,240
Operating expenses:
Cost of revenues	105,529	105,842	329,100	306,751
Selling, general and administrative	23,952	20,920	72,986	59,074
Independent research and development	6,985	8,405	23,481	24,215
Amortization of acquired intangible assets	2,337	2,389	7,017	7,173

Income from operations	11,559	14,497	30,019	30,027
Other income (expense):
Interest income	97	1,578	1,390	4,462
Interest expense	(116)	(269)	(316)	(606)

Income before income taxes and minority interest	11,540	15,806	31,093	33,883
Provision for income taxes	914	4,803	4,822	9,863
Minority interest in net (loss) earnings of subsidiary, net of tax	(40)	778	56	1,029

Net income	$10,666	$10,225	$26,215	$22,991

Basic net income per share	$.35	$.34	$.85	$.76
Diluted net income per share	$.34	$.32	$.82	$.71
Shares used in computing basic net income per share	30,836	30,338	30,699	30,164
Shares used in computing diluted net income per share	31,699	32,458	31,826	32,309
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine months ended
	January 2,	December 28,
	2009	2007
Cash flows from operating activities:
Net income	$26,215	$22,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,744	11,660
Amortization of intangible assets	8,143	9,053
Stock compensation expense	7,581	5,550
Other non-cash adjustments	(2,030)	2,873
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(10,945)	(7,417)
Inventories	(2,178)	(9,772)
Other assets	(4,886)	(9,888)
Accounts payable	(3,069)	7,491
Accrued liabilities	(2,526)	12,085
Other liabilities	1,403	1,461

Net cash provided by operating activities	31,452	46,087
Cash flows from investing activities:
Purchase of property, equipment and satellite	(90,712)	(13,584)
Payment related to acquisitions of businesses, net of cash acquired	(925)	(9,826)
Purchase of short-term investments held-to-maturity	—	(11,835)
Cash paid for patents and other assets	(2,225)	—

Net cash used in investing activities	(93,862)	(35,245)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,333	6,763
Purchase of common stock in treasury	(660)	(1,034)
Payment on secured borrowing	(4,720)	—
Proceeds from sale of stock of majority-owned subsidiary	1,500	—
Incremental tax benefits from stock-based compensation	191	934

Net cash provided by financing activities	1,644	6,663
Effect of exchange rate changes on cash	(699)	223

Net (decrease) increase in cash and cash equivalents	(61,465)	17,728
Cash and cash equivalents at beginning of period	125,176	103,345

Cash and cash equivalents at end of period	$63,711	$121,073

Non-cash investing and financing activities:
Issuance of stock in satisfaction of a payable to former stockholders of an acquired business	$—	$5,631
Issuance of payable in connection with acquisition	$—	$800
Issuance of common stock in connection with acquisition	$—	$452
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share data)

					Common Stock
	Common Stock				in Treasury
	Number						Accumulated
	of				Number		Other
	Shares		Paid-in	Retained	of		Comprehensive		Comprehensive
	Issued	Amount	Capital	Earnings	Shares	Amount	Income	Total	Income
Balance at March 28, 2008	30,500,605	$3	$255,856	$149,140	(33,238)	$(1,034)	$175	$404,140
Exercise of stock options	237,883	—	2,210	—	—	—	—	2,210
Tax benefit from exercise of stock options and release of restricted stock unit (RSU) awards	—	—	384	—	—	—	—	384
Issuance of stock under Employee Stock Purchase Plan	182,024	—	3,123	—	—	—	—	3,123
Stock-based compensation expense	—	—	7,581	—	—	—	—	7,581

RSU awards vesting	93,006	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(33,350)	(660)	—	(660)
Net income	—	—	—	26,215	—	—	—	26,215	$26,215
Foreign currency translation, net of tax	—	—	—	—	—	—	(750)	(750)	(750)

Comprehensive income	—	—	—	—	—	—	—	—	$25,465

Balance at January 2, 2009	31,013,518	$3	$269,154	$175,355	(66,588)	$(1,694)	$(575)	$442,243

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Basis of Presentation
     The accompanying condensed consolidated balance sheet at January 2, 2009, the condensed consolidated statements of operations for the three and nine months ended January 2, 2009 and December 28, 2007, the condensed consolidated statements of cash flows for the nine months ended January 2, 2009 and December 28, 2007 and the condensed consolidated statement of stockholders’ equity for the nine months ended January 2, 2009 have been prepared by the management of ViaSat, Inc. (the Company), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 28, 2008 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 28, 2008 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     The Company’s consolidated financial statements include the assets, liabilities and results of operations of TrellisWare Technologies, Inc. (TrellisWare), a majority-owned subsidiary of the Company. All significant intercompany amounts have been eliminated.
     The Company’s fiscal year is the 52 or 53 weeks ending on the Friday closest to March 31 of the specified year. For example, references to fiscal year 2009 refer to the fiscal year ending on April 3, 2009. The Company’s quarters for fiscal year 2009 end on June 27, 2008, October 3, 2008, January 2, 2009 and April 3, 2009. This results in a 53 week fiscal year approximately every four to five years. Fiscal year 2009 is a 53 week year, compared with a 52 week year in fiscal year 2008. As a result of the shift in the fiscal calendar, the second quarter of fiscal year 2009 included an additional week. The Company does not believe that the extra week results in any material impact on its financial results.
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
Property, Equipment and Satellite
     Equipment, computers and software, furniture and fixtures and the Company’s satellite under construction are recorded at cost, net of accumulated depreciation. The Company generally computes depreciation using the straight-line method over the estimated useful lives of the assets ranging from two to eleven years. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term or the life of the improvement. Additions to property, equipment and satellite, together with major renewals and betterments, are capitalized. Maintenance, repairs and minor renewals and betterments are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized.
     Satellite construction costs, including launch services and insurance, are generally procured under long-term contracts that provide for payments over the contract periods and are capitalized as incurred.

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
Self-Insurance Liabilities
     The Company has a self-insurance plan to retain a portion of the exposure for losses related to employee medical benefits. The Company also has a self-insurance plan for a portion of the exposure for losses related to workers’ compensation costs. The self-insurance policies provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods, as well as other historical information, for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods along with currently available information and insurance industry statistics, the Company recorded self-insurance liabilities as of January 2, 2009 and March 28, 2008 of $1.3 million and $1.1 million, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as current in accordance with the estimated timing of the projected payments.
Secured Borrowings
     Occasionally, the Company enters into secured borrowing arrangements in connection with customer financing in order to provide additional sources of funding. As of January 2, 2009, the Company had no secured borrowing arrangements. As of March 28, 2008, the Company had one secured borrowing arrangement, under which the Company pledged a note receivable from a customer to serve as collateral for the obligation under the borrowing arrangement. In the first quarter of fiscal year 2009, the Company paid all obligations related to its secured borrowing totaling $4.7 million plus accrued interest.
     During fiscal year 2008, due to the customer’s payment default under the note receivable, the Company wrote down the note receivable by approximately $5.3 million related to the principal and interest accrued to date. Pursuant to a notes receivable insurance arrangement which provides for the recovery of certain principal and interest amounts on the note, the Company has recorded a current asset of approximately $4.5 million as of March 28, 2008 and January 2, 2009.
Indemnification Provisions
     In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third party intellectual property claims. To date, there have not been any costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At January 2, 2009 and March 28, 2008, no such amounts were accrued.
Minority Interest
     Minority interest represents the proportionate share of the equity of the Company’s consolidated majority-owned subsidiary owned by minority shareholders in that subsidiary. This proportionate share of the equity changes when additional shares of common or preferred stock are issued or purchased back by the majority-owned subsidiary. Such changes result in a decrease or increase of the Company’s ownership proportion, which results in the Company recording losses or gains on investment. Minority interest is adjusted for earnings (losses) net of tax attributable to the minority interest shareholders of the consolidated subsidiary. All earnings (losses), net of tax, are allocated to the shareholders of the consolidated subsidiary in proportion to their share of the equity ownership of the consolidated subsidiary. Earnings (losses), net of tax, allocated to such minority interest shareholders are recorded as minority interest in net earnings (losses) of subsidiary, net of tax, in the accompanying consolidated statements of operations.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     In April 2008, the Company’s majority-owned subsidiary, TrellisWare, issued additional shares of preferred stock in which the Company invested $1.8 million in order to retain a constant ownership interest. As a result of the transaction, TrellisWare also received $1.5 million in cash proceeds from the issuance of preferred stock to its other principal stockholders.
Common Stock Held in Treasury
     During the third quarters of fiscal year 2009 and fiscal year 2008, the Company delivered 93,006 and 94,165 shares, respectively, of common stock based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying these restricted stock unit agreements, the Company repurchased 33,350 and 33,238 shares of common stock with a total value of $0.7 million and $1.0 million during the third quarters of fiscal year 2009 and fiscal year 2008, respectively. Repurchased shares of common stock of 66,588 and 33,238 were held in treasury as of January 2, 2009 and March 28, 2008, respectively.
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
     During the three months ended January 2, 2009, the Company did not settle any foreign exchange contracts. During the three months ended December 28, 2007, the Company settled certain foreign exchange contracts and in connection therewith recognized a gain of approximately $0.2 million. During the nine months ended January 2, 2009 and December 28, 2007, the Company settled certain foreign exchange contracts and in connection therewith recognized a loss of approximately $0.3 million and a gain of approximately $0.2 million, respectively, recorded in cost of revenues based on the nature of the underlying transactions. The Company had no foreign currency forward contracts outstanding as of January 2, 2009 or March 28, 2008.
Stock-Based Payments
     The Company records compensation expense associated with stock options, restricted stock unit awards and other equity based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. The Company recognized $2.5 million and $7.6 million of stock-based compensation expense for the three and nine months ended January 2, 2009, respectively, and $1.9 million and $5.6 million of stock-based compensation expense for the three and nine months ended December 28, 2007, respectively.
     The Company recorded incremental tax benefits from stock options exercised and restricted stock unit awards vesting of $0.2 million and $0.9 million for the nine months ended January 2, 2009 and December 28, 2007, respectively, which are classified as part of cash flows from financing activities in the condensed consolidated statements of cash flows. At January 2, 2009, the total unrecognized estimated compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock units was approximately $7.5 million and $14.6 million, respectively. These costs are expected to be recognized over a weighted average period of 2.3 years and 3.0 years, respectively. At January 2, 2009, there was no unrecognized estimated compensation cost related to the Company’s employee stock purchase plan.
Income Taxes
     On March 31, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurement for Purpose of Lease Classification of Measurement under Statement 13,” which amends SFAS 157 to exclude accounting pronouncements that address fair value measurements for purpose of lease classification or measurement under SFAS No. 13, “Accounting for Leases.” In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 until the fist fiscal year that begins after November 15, 2008 (fiscal year 2010 for the Company) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for financial assets and liabilities beginning in fiscal year 2009. The Company adopted this standard for financial assets and liabilities in the current fiscal year without any material impact to its consolidated financial statements. The Company is currently evaluating the impact that SFAS 157 may have on its consolidated financial statements and disclosures when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of fiscal year 2010.
     In October 2008, the FASB issued FSP SFAS 157-3 (FSP 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” to clarify how an entity would determine fair value in an inactive market. FSP 157-3 was effective immediately beginning with the Company’s financial statements for the quarter ended October 3, 2008. The application of the provisions of FSP 157-3 did not materially impact the Company’s consolidated financial statement disclosures.
     In February 2007, the FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. As the Company did not elect to measure any of its financial instruments at fair value under the provisions of SFAS 159, the adoption of this statement effective March 29, 2008 did not have an impact on the Company’s consolidated financial statements.
     In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-3 (EITF 07-3), “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. The Company adopted this standard in the current fiscal year without any material impact to its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). The purpose of issuing the statement is to replace current guidance in SFAS 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized as expenses separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as non-controlling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS 141R will be effective for the Company in fiscal year 2010. The standard applies prospectively to business combinations for which the acquisition date is on or after April 4, 2009, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after April 4, 2009, regardless of the date of the original business combination. The Company is currently evaluating the impact that SFAS 141R may have on its consolidated financial statements and disclosures.
     In December 2007, the FASB issued SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 changes the accounting and reporting for business acquisitions and non-controlling interests in subsidiaries. The standard was issued to improve the relevance, comparability, and transparency of financial information provided to investors. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 will be effective for the Company in fiscal year 2010. The Company is currently evaluating the impact that SFAS 160 may have on its consolidated financial statements and disclosures.
     In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for interim periods beginning subsequent to November 15, 2008, commencing for the Company with respect to its fourth quarter of fiscal year 2009. The Company is currently assessing the potential impact that adoption of SFAS 161 may have on its consolidated financial statements and disclosures.
Note 2 — Revenue Recognition
     A substantial portion of the Company’s revenues are derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three months ended January 2, 2009 and December 28, 2007, the Company recorded losses of approximately $0.2 million and $3.0 million, respectively, related to loss contracts. During the nine months ended January 2, 2009 and December 28, 2007, the Company recorded losses of approximately $1.6 million and $6.5 million, respectively, related to loss contracts.
     The Company also has contracts and purchase orders where revenue is recorded on delivery of products in accordance with Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition.” In this situation, contracts and customer purchase orders are used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment, and assesses collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Note 3 — Fair Value Measurement
     Effective March 29, 2008, the Company adopted SFAS 157 for financial assets and liabilities measured at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. As a basis for categorizing inputs, SFAS 157 establishes the following hierarchy which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions:
•	Level 1 — Inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Inputs which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instruments valuation.
     The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of January 2, 2009:

	Fair value at
(In thousands)	January 2, 2009	Level 1	Level 2	Level 3
Assets
Cash equivalents	$42,989	$48	$42,941	$—

Total assets measured at fair value on a recurring basis	$42,989	$48	$42,941	$—

     The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:
     Cash equivalents — The Company’s cash equivalents consist of money market funds, repurchase agreements with a one-day term collateralized by AAA-rated United States government securities and certified deposit investments. Certain money market funds are valued using quoted prices for identical assets in an active market with sufficient volume and frequency of transactions (Level 1). The remaining portion of money market funds, repurchase agreements and certified deposit investments are valued based on quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or brokers’ model driven valuations in which all significant inputs are observable or can be obtained from or corroborated by observable market data for substantially the full term of the assets (Level 2).
     The Company had no foreign currency forward exchange contracts outstanding at January 2, 2009.
Note 4 — Earnings Per Share
     Potential common stock of 862,680 and 2,119,581 shares for the three months ended January 2, 2009 and December 28, 2007, respectively, and 1,127,500 and 2,145,112 shares for the nine months ended January 2, 2009 and December 28, 2007, respectively, were included in the calculation of diluted earnings per share. Antidilutive shares excluded from the calculation were 3,250,335 and 995,948 shares for the three months ended January 2, 2009 and December 28, 2007, respectively, and 2,738,113 and 931,453 shares for the nine months ended January 2, 2009 and December 28, 2007, respectively. Potential common stock includes options granted and restricted stock units awarded under the Company’s equity compensation plan which are included in the earnings per share calculations using the treasury stock method and common shares expected to be issued under the Company’s employee stock purchase plan.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 5 — Composition of Certain Balance Sheet Captions

(In thousands)	January 2, 2009	March 28, 2008
Accounts receivable, net:
Billed	$85,966	$92,516
Unbilled	80,506	63,278
Allowance for doubtful accounts	(323)	(310)

	$166,149	$155,484

Inventories:
Raw materials	$31,134	$21,091
Work in process	12,128	8,883
Finished goods	19,129	30,352

	$62,391	$60,326

Prepaid expenses and other current assets:
Prepaid expenses	$12,493	$9,537
Other	8,890	6,396

	$21,383	$15,933

Property, equipment and satellite, net:
Machinery and equipment (estimated useful life 2-5 years)	$55,610	$51,067
Computer equipment and software (estimated useful life 3 years)	44,452	43,700
Furniture and fixtures (estimated useful life 7 years)	9,598	9,192
Leasehold improvements (estimated useful life 2-11 years)	17,262	13,849
Land	3,124	3,124
Satellite under construction	85,241	8,136
Construction in progress	5,694	3,501

	220,981	132,569
Less accumulated depreciation and amortization	(75,337)	(67,876)

	$145,644	$64,693

Other acquired intangible assets, net:
Technology	$44,392	$44,392
Contracts and relationships	18,898	18,898
Non-compete agreement	9,076	9,076
Other intangibles	9,323	9,323

	81,689	81,689
Less accumulated amortization	(63,229)	(56,212)

	$18,460	$25,477

Other assets:
Capitalized software costs, net	$371	$1,091
Patents, orbital slots and other licenses, net	3,771	3,188
Deferred income taxes	12,350	10,169
Other	5,494	4,443

	$21,986	$18,891

Accrued liabilities:
Current portion of warranty reserve	$7,353	$6,550
Secured borrowing and accrued interest	—	5,015
Accrued vacation	9,493	9,374
Accrued wages and performance compensation	9,914	4,867
Collections in excess of revenues	31,694	37,252
Other	8,225	10,899

	$66,679	$73,957

Other liabilities:
Accrued warranty	$4,715	$5,129
Unrecognized tax position liabilities	5,974	5,974
Deferred rent, long-term portion	5,700	4,387
Other	2,304	1,800

	$18,693	$17,290

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
     The other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of eight months to ten years. The technology intangible asset has several components with estimated useful lives of five to nine years, contracts and relationships intangible asset has several components with estimated useful lives of three to ten years, non-compete agreements have useful lives of three to five years and other amortizable assets have several components with estimated useful lives of eight months to ten years. Amortization expense was $2.3 million and $2.4 million for the three months ended January 2, 2009 and December 28, 2007, respectively, and $7.0 million and $7.2 million for the nine months ended January 2, 2009 and December 28, 2007, respectively.
     Current and expected amortization expense for each of the following periods is as follows:

(In thousands)	Amortization
For the nine months ended January 2, 2009	$7,017

Expected for the remainder of fiscal year 2009	$1,804
Expected for fiscal year 2010	5,588
Expected for fiscal year 2011	4,826
Expected for fiscal year 2012	3,600
Expected for fiscal year 2013	1,047
Thereafter	1,595

$18,460

Note 7 — Line of Credit
     On October 31, 2008, the Company entered into a three-year, $85.0 million revolving credit facility (the Credit Facility) in the form of the Third Amended and Restated Revolving Loan Agreement, which replaced an existing $60.0 million revolving credit facility. Borrowings under the Credit Facility are permitted up to a maximum amount of $85.0 million, including up to $25.0 million of letters of credit, and bear interest, at the Company’s option, at either (a) the higher of the Federal Funds rate plus 0.50% or the administrative agent’s prime rate as announced from time to time, or (b) at the London interbank offered rate plus, in the case of each of (a) and (b), an applicable margin that is based on the ratio of the Company’s debt to EBITDA. The Credit Facility is collateralized by substantially all of the Company’s personal property. At January 2, 2009, the Company had $6.0 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility of $79.0 million.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The Credit Facility contains financial covenants regarding a maximum leverage ratio and a minimum interest coverage ratio. In addition the Credit Facility contains covenants that restrict, among other things, the Company’s ability to incur additional debt, sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial loan covenants under the Credit Facility as of January 2, 2009.
Note 8 — Product Warranty
     The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the nine months ended January 2, 2009 and December 28, 2007.

	For the nine months ended
(In thousands)	January 2, 2009	December 28, 2007
Balance, beginning of period	$11,679	$9,863
Change in liability for warranties issued in period	6,532	5,900
Settlements made (in cash or in kind) during the period	(6,143)	(4,110)

Balance, end of period	$12,068	$11,653

Note 9 — Commitments and Contingencies
     The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of such matters is not presently determinable, the Company believes that the resolution of such matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on its consolidated financial position, results of operations or liquidity in any period.
Note 10 — Income Taxes
     The Company currently estimates its annual effective income tax rate to be approximately 18.9% for fiscal year 2009, as compared to the actual 28.1% effective income tax rate in fiscal year 2008. The reduction in the estimated annual effective tax rate is primarily due to the recording of research and development tax credits allowed for by the Emergency Economic Stabilization Act of 2008, enacted on October 3, 2008, extending the research and development tax credit from January 1, 2008 to December 31, 2009. The income tax provision of approximately 7.9% for the third quarter of fiscal year 2009 was lower than the expected annual effective tax rate primarily due to the expiration of the statute of limitations for certain previously filed tax returns resulting in the recognition of previously unrecognized tax benefits of approximately $1.1 million and benefit from settlement of prior year taxes of approximately $0.7 million.
     For the three and nine months ended January 2, 2009, the Company’s gross unrecognized tax benefits increased by $0.7 million and $2.6 million, respectively. In the next 12 months it is reasonably possible that the amount of unrecognized tax benefits will decrease by $2.6 million as a result of the expiration of the statute of limitations for previously filed tax returns.
Note 11 — Segment Information
     The Company’s government systems, commercial networks and satellite services segments are primarily distinguished by the type of customer and the related contractual requirements. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the commercial networks and satellite services segments. During the third and fourth quarters of fiscal year 2008, the Company made management and organizational structure changes due to a shift in product marketing and development strategies and consequently realigned the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company’s satellite services segment is comprised of its expanding maritime and airborne broadband and enterprise VSAT services and ViaSat-1 satellite related activities. The Company’s commercial networks segment comprises its former satellite networks and antenna systems segments, except for the

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
satellite services segment. The Company’s reporting segments, comprised of the government systems, commercial networks and satellite services segments, are determined consistently with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance. The following segment information reflects prior periods recast to this organizational and reporting structure:

	Three months ended		Nine months ended
	January 2,	December 28,	January 2,	December 28,
(in thousands)	2009	2007	2009	2007
Revenues
Government Systems	$93,757	$84,943	$279,704	$235,425
Commercial Networks	54,208	65,372	176,364	186,714
Satellite Services	2,397	1,738	6,535	5,101
Elimination of intersegment revenues	—	—	—	—

Total revenues	150,362	152,053	462,603	427,240
Operating profits (losses)
Government Systems	14,255	15,610	39,638	33,656
Commercial Networks	72	2,154	629	5,953
Satellite Services	(431)	(894)	(3,256)	(2,169)
Elimination of intersegment operating profits	(47)	56	(60)	56

Segment operating profit before corporate and amortization	13,849	16,926	36,951	37,496
Corporate	47	(40)	85	(296)
Amortization of intangibles	(2,337)	(2,389)	(7,017)	(7,173)

Income from operations	$11,559	$14,497	$30,019	$30,027

Amortization of intangibles by segment for the three and nine months ended January 2, 2009 and December 28, 2007 was as follows:

	Three months ended		Nine months ended
(In thousands)	January 2, 2009	December 28, 2007	January 2, 2009	December 28, 2007
Government Systems	$272	$272	$816	$816
Commercial Networks	2,065	2,117	6,201	6,357
Satellite Services	—	—	—	—

Total amortization of intangibles	$2,337	$2,389	$7,017	$7,173

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. Segment assets as of January 2, 2009 and March 28, 2008 were as follows:

(In thousands)	January 2, 2009	March 28, 2008
Segment assets
Government Systems	$148,570	$139,979
Commercial Networks	162,910	166,858
Satellite Systems	1,749	1,016

Total segment assets	313,229	307,853
Corporate assets	271,566	243,241

Total assets	$584,795	$551,094

Net acquired intangible assets and goodwill included in segment assets as of January 2, 2009 and March 28, 2008 were as follows:

	Net intangible assets		Goodwill
	January 2,	March 28,	January 2,	March 28,
(In thousands)	2009	2008	2009	2008
Government Systems	$3,064	$3,880	$22,191	$22,191
Commercial Networks	15,396	21,597	44,216	44,216
Satellite Services	—	—	—	—

Total	$18,460	$25,477	$66,407	$66,407

Revenue information by geographic area for the three and nine months ended January 2, 2009 and December 28, 2007 was as follows:

	Three months ended		Nine months ended
(In thousands)	January 2, 2009	December 28, 2007	January 2, 2009	December 28, 2007
United States	$128,662	$125,164	$391,156	$349,196
Europe, Middle East and Africa	12,223	11,197	34,220	30,184
Asia, Pacific	5,489	5,548	20,991	21,074
North America other than United States	3,151	9,067	12,822	22,901
Central and Latin America	837	1,077	3,414	3,885

	$150,362	$152,053	$462,603	$427,240

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The Company distinguishes revenues from external customers by geographic areas based on customer location.
     The net book value of long-lived assets located outside the United States was $0.3 million at January 2, 2009 and $0.4 million at March 28, 2008.
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
     In January 2008, the Company entered into several agreements with SS/L, Loral and Telesat Canada related to the Company’s anticipated high capacity satellite system. Under the satellite construction contract with SS/L, the Company purchased a new broadband satellite (ViaSat-1) designed by the Company and currently under construction by SS/L for approximately $209.1 million, subject to purchase price adjustments based on satellite performance. In addition, the Company entered into a beam sharing agreement with Loral, whereby Loral is responsible for contributing 15% of the total costs (estimated at approximately $60.0 million) associated with the ViaSat-1 satellite project. The Company’s contract with SS/L for the construction of the ViaSat-1 satellite was approved by the disinterested members of the Company’s Board of Directors, after a determination by the disinterested members of the Company’s Board that the terms and conditions of the purchase were fair to the Company and in the best interests of the Company and its stockholders.
     During the nine months ended January 2, 2009, related to the construction of the Company’s anticipated high capacity satellite system, the Company paid $65.3 million to SS/L and had an outstanding payable as of January 2, 2009 of $9.5 million. As of March 28, 2008, the Company had a $3.8 million outstanding payable related to SS/L. In the normal course of business, the Company recognized $0.2 million and $3.4 million of revenue related to Telesat Canada for the three months ended January 2, 2009 and December 28, 2007, respectively, and $1.9 million and $9.6 million for the nine months ended January 2, 2009 and December 28, 2007, respectively. Accounts receivable due from Telesat Canada as of January 2, 2009 and March 28, 2008 were $2.9 million and $3.1 million, respectively.

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
     Satellite Services
     Our satellite services segment encompasses three primary areas: managed broadband services, mobile broadband services and wholesale bandwidth services. For everyday enterprise networking or backup protection for primary networks, our managed broadband service provides a combination of terrestrial and satellite connections through an around-the-clock call center and network management operation to ensure customer network availability and reliable digital satellite communications. Our mobile broadband service includes network management services for our customers who utilize our Arclight-based mobile communication systems or our network management center. In 2008, we began construction of a high speed Ka-band satellite system in order to provide wholesale broadband and other services over North America. We currently plan to launch this satellite in the first half of 2011 and introduce service later in 2011.
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
     Our products are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts, which require us to provide products and services under a contract at a specified price, comprised approximately 86.8% and 86.5% of our revenues for the three months ended January 2, 2009 and December 28, 2007, respectively, and 86.1% and 85.0% of our revenues for the nine months ended January 2, 2009 and December 28, 2007, respectively. The remainder of our annual revenue was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).
     Historically, a significant portion of our revenues has been derived from contracts for the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development were approximately $28.9 million or 19.2% and $29.9 million or 19.7% of our revenues in the three months ended January 2, 2009 and December 28, 2007, respectively. Revenues for our funded research and development were approximately $93.3 million or 20.2% and $89.5 million or 21.0% of our revenues in the nine months ended January 2, 2009 and December 28, 2007, respectively.
     We also incur independent research and development expenses, which are not directly funded by a third party. Independent research and development expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development programs. Independent research and development expenses were approximately 4.7% and 5.5% of revenues during the three months ended January 2, 2009 and December 28, 2007, respectively, and 5.1% and 5.7% of revenues during the nine months ended January 2, 2009 and December 28, 2007, respectively. As a government contractor, we are able to recover a portion of our independent research and development expenses pursuant to our government contracts.

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
Revenue recognition
     A substantial portion of our revenues are derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to these contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract or as products are shipped under the units-of-delivery method.
     The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended January 2, 2009 and December 28, 2007, we recorded losses of approximately $0.2 million and $3.0 million, respectively, related to loss contracts. During the nine months ended January 2, 2009 and December 28, 2007, we recorded losses of approximately $1.6 million and $6.5 million, respectively, related to loss contracts.
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
     We believe we have established appropriate systems and processes to enable us to reasonably estimate future cost on our programs through regular quarterly evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we would disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of January 2, 2009 would change our income before income taxes by approximately $0.4 million.
     We also have contracts and purchase orders where revenue is recorded on delivery of products in accordance with Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition.” In this situation, contracts and customer purchase orders are used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment, and assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

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
Accounting for stock-based compensation
     We grant options to purchase our common stock and award restricted stock units to our employees and directors under our equity compensation plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our employee stock purchase plan. The benefits provided under these plans are stock-based payments subject to the provisions of revised SFAS 123R, “Share-Based Payment.” Stock-based compensation expense recognized under SFAS 123R for the three months ended January 2, 2009 and December 28, 2007 was $2.5 million and $1.9 million, respectively. Stock-based compensation expense recognized under SFAS 123R for the nine months ended January 2, 2009 and December 28, 2007 was $7.6 million and $5.6 million, respectively. At January 2, 2009, total unrecognized estimated compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock units was $7.5 million and $14.6 million, respectively, which are expected to be recognized over a weighted average period of 2.3 years and 3.0 years, respectively. At January 2, 2009, there was no unrecognized estimated compensation cost related to our employee stock purchase plan.
Allowance for doubtful accounts
     We make estimates of the collectability of our accounts receivable based on historical bad debts, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a significant portion of our sales has been to the United States government. More recently, commercial customers have comprised a larger part of our revenues. Our accounts receivable balance was $166.1 million, net of allowance for doubtful accounts of $0.3 million, and $155.5 million, net of allowance for doubtful accounts of $0.3 million, as of January 2, 2009 and March 28, 2008, respectively.
Warranty reserves
     We provide limited warranties on our products for periods of up to five years. We record a liability for our warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within 12 months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failures that may occur. It is possible that our underlying assumptions will not reflect the actual experience, and in that case, future adjustments will be made to the recorded warranty obligation.
Goodwill and other intangible assets
     We account for our goodwill under SFAS 142, “Goodwill and Other Intangible Assets.” The SFAS 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. Reporting units within our government systems and commercial network segments have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value, if any, represents the amount of goodwill impairment. We test goodwill for impairment during the fourth quarter every fiscal year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

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
Property, equipment and satellite
     Equipment, computers and software, furniture and fixtures and our satellite under construction are recorded at cost, net of accumulated depreciation. Costs are capitalized as incurred and for our satellite include construction, launch and insurance. Satellite construction costs, including launch services and insurance, are generally procured under long-term contracts that provide for payments by us over the contract periods. Satellite construction and launch services costs are capitalized to reflect progress toward completion, which typically coincides with contract milestone payment schedules. Insurance premiums related to satellite launches and subsequent in-orbit testing are capitalized and amortized over the estimated useful lives of the satellite. Performance incentives payable in future periods are dependent on the continued satisfactory performance of the satellite in service.
Impairment of long-lived assets (property, equipment and satellite and other intangible assets)
     In accordance with SFAS No. 144 (SFAS 144) “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess potential impairments to our long-lived assets, including property, equipment and satellite and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. We have not identified any such impairment.
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
     On March 31, 2007, we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
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
Results of Operations
The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Three months ended		Nine months ended
	January 2, 2009	December 28, 2007	January 2, 2009	December 28, 2007
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	70.2	69.6	71.1	71.8
Selling, general and administrative	15.9	13.8	15.8	13.8
Independent research and development	4.7	5.5	5.1	5.7
Amortization of intangible assets	1.5	1.6	1.5	1.7

Income from operations	7.7	9.5	6.5	7.0
Income before income taxes	7.7	10.4	6.7	7.9

Net income	7.1	6.7	5.7	5.4

Three Months Ended January 2, 2009 vs. Three Months Ended December 28, 2007
Revenues

	Three months ended		Dollar	Percentage
	January 2,	December 28,	increase	increase
(In millions, except percentages)	2009	2007	(decrease)	(decrease)
Revenues	$150.4	$152.1	$(1.7)	(1.1)%
     The slight decrease in revenues from $152.1 million to $150.4 million during the third quarter of fiscal year 2009 when compared to the same period last fiscal year was due to a decrease in revenue in our commercial networks segment, partially offset by an increase in revenue in our government systems segment. Our commercial networks segment revenue decrease of $11.2 million was primarily due to a reduction in sales of consumer broadband products of $13.8 million offset by an increase in sales of $4.4 million related to our mobile satellite systems. The revenue increase of $8.8 million in our government systems segment was primarily derived from higher sales of $6.7 million in next generation military satellite communication systems and $5.0 million from information assurance products, offset by a revenue decrease of $3.1 million from our majority-owned subsidiary, TrellisWare.
Cost of revenues

	Three months ended		Dollar	Percentage
	January 2,	December 28,	increase	increase
(In millions, except percentages)	2009	2007	(decrease)	(decrease)
Cost of revenues	$105.5	$105.8	$(0.3)	(0.3)%
Percentage of revenues	70.2%	69.6%
     Our quarterly cost of revenues decreased slightly from $105.8 million to $105.5 million during the third quarter of fiscal year 2009 when compared to the third quarter of fiscal year 2008, primarily due to our decreased revenues and lower margins earned on next generation broadband development programs. Cost of revenues may fluctuate in future periods depending on the mix of products sold and services provided, competition, new product introduction costs and other factors.
Selling, general and administrative expenses

	Three months ended		Dollar	Percentage
	January 2,	December 28,	increase	increase
(In millions, except percentages)	2009	2007	(increase)	(decrease)
Selling, general and administrative	$24.0	$20.9	$3.0	14.5%
Percentage of revenues	15.9%	13.8%
     The increase in selling, general and administrative (SG&A) expenses from $20.9 to $24.0 during the third quarter of fiscal year 2009 when compared to the third quarter of fiscal year 2008 was primarily comprised of higher selling and new business proposal costs of $1.8 million, higher stock-based compensation expense of $0.4 million and increased support costs of approximately $0.8 million. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government, commercial and satellite service sales opportunities.

Independent research and development

	Three months ended		Dollar	Percentage
	January 2,	December 28,	increase	increase
(In millions, except percentages)	2009	2007	(decrease)	(decrease)
Independent research and development	$7.0	$8.4	$(1.4)	(16.9)%
Percentage of revenues	4.7%	5.5%
     The decrease in independent research and development (IR&D) expenses of $1.4 million reflected a year-over-year decrease from the commercial networks segment of approximately $2.0 million. The lower IR&D expenses were principally due to a shift of some of our efforts from internal development projects to customer-funded development.
Amortization of acquired intangible assets
     We amortize our intangible assets from prior acquisitions over their estimated useful lives ranging from eight months to ten years. Amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized. Current and expected amortization expense for each of the following periods is as follows:

(In thousands)	Amortization
For the nine months ended January 2, 2009	$7,017

Expected for the remainder of fiscal year 2009	$1,804
Expected for fiscal year 2010	5,588
Expected for fiscal year 2011	4,826
Expected for fiscal year 2012	3,600
Expected for fiscal year 2013	1,047
Thereafter	1,595

$18,460

Interest income
     Interest income decreased to $0.1 million for the three months ended January 2, 2009, from $1.6 million for the three months ended December 28, 2007 due to lower interest rates on our investments and lower average invested cash balances during the third quarter year-over-year.
Interest expense
     Interest expense decreased to $0.1 million for the three months ended January 2, 2009, compared to $0.3 million for the three months ended December 28, 2007. Commitment fees on our line of credit availability remained substantially the same for each period. We had no outstanding borrowings under our line of credit at January 2, 2009 or December 28, 2007.
Provision for income taxes
     We currently estimate our annual effective income tax rate to be approximately 18.9% for fiscal year 2009, as compared to the actual effective income tax rate of 28.1% in fiscal year 2008. The income tax provision of approximately 7.9% for the third quarter of fiscal year 2009 was lower than the expected annual effective tax rate primarily due to the expiration of the statute of limitations for certain previously filed tax returns resulting in the recognition of previously unrecognized tax benefits of approximately $1.1 million and benefit from settlement of prior year taxes of approximately $0.7 million.

Our Segment Results for the Three Months Ended January 2, 2009 vs. Three Months Ended December 28, 2007
Government Systems Segment
Revenues

	Three months ended		Dollar	Percentage
	January 2,	December 28,	increase	increase
(In millions, except percentages)	2009	2007	(decrease)	(decrease)
Revenues	$93.8	$84.9	$8.8	10.4%
     Our government systems segment revenues increased by $8.8 million in the third quarter of fiscal year 2009 when compared to the same period last fiscal year primarily due to higher sales of $6.7 million in next generation military satellite communication systems and $5.0 million from information assurance products and development programs, offset by decreased revenues of $3.1 million from our majority-owned subsidiary, TrellisWare.
Segment operating profit

	Three months ended		Dollar	Percentage
	January 2,	December 28,	increase	increase
(In millions, except percentages)	2009	2007	(decrease)	(decrease)
Operating profit	$14.3	$15.6	$(1.4)	(8.7)%
Percentage of segment revenue	15.2%	18.4%
     Our government systems segment operating profits decreased in the third quarter of fiscal year 2009 when compared to the same period last fiscal year. This decrease is primarily due to higher selling, support and new business proposal costs of $3.8 million and additional non-cash stock-based compensation expense of $0.3 million, which was partially offset by the effects from the $8.8 million revenue increase on operating profits.
Commercial Networks Segment
Revenues

	Three months ended		Dollar	Percentage
	January 2,	December 28,	increase	increase
(In millions, except percentages)	2009	2007	(decrease)	(decrease)
Revenues	$54.2	$65.4	$(11.2)	(17.1)%
     Our commercial networks segment revenues decreased in the third quarter of fiscal year 2009 when compared to the same period of fiscal year 2008 primarily due to a $13.8 million reduction in consumer broadband product sales offset by increased sales of $4.4 million related to mobile satellite systems.
Segment operating profit

	Three months ended		Dollar	Percentage
	January 2,	December 28,	increase	increase
(In millions, except percentages)	2009	2007	(decrease)	(decrease)
Operating profit	$0.1	$2.2	$(2.1)	(96.7)%
Percentage of segment revenues	0.1%	3.3%
     Our commercial networks segment operating profit decreased in the third quarter of fiscal year 2009 when compared to the same period of fiscal year 2008 primarily due to lower revenues and related product contributions of $4.9 million, which was partially offset by lower IR&D and SG&A expenses of approximately $2.0 million and $0.8 million, respectively.
Satellite Services Segment
Revenues

	Three months ended		Dollar	Percentage
	January 2,	December 28,	increase	increase
(In millions, except percentages)	2009	2007	(decrease)	(decrease)
Revenues	$2.4	$1.7	$0.7	37.9%

     Our satellite services segment revenues increased during the third quarter of fiscal year 2009 when compared to the same period of fiscal year 2008 primarily due to growth in our service arrangements supporting both the mobile broadband and enterprise managed networks services markets.
Segment operating loss

	Three months ended		Dollar	Percentage
	January 2,	December 28,	increase	increase
(In millions, except percentages)	2009	2007	(decrease)	(decrease)
Operating loss	$(0.4)	$(0.9)	$0.5	51.8%
Percentage of segment revenues	(18.0)%	(51.4)%
     Our satellite services segment operating losses decreased in the third quarter of fiscal year 2009 when compared to the same period last fiscal year primarily due to the earnings related to the increased revenues of $0.7 million.
Nine Months Ended January 2, 2009 vs. Nine Months Ended December 28, 2007
Revenues

	Nine months ended		Dollar	Percentage
	January 2,	December 28,	increase	increase
(In millions, except percentages)	2009	2007	(decrease)	(decrease)
Revenues	$462.6	$427.2	$35.4	8.3%
     The increase in revenues from $427.2 million during the first nine months of fiscal year 2008 to $462.6 million during the first nine months of fiscal year 2009 was due to higher customer awards received during the first nine months of fiscal year 2009 of $604.5 million compared to $461.5 million in the same period of fiscal year 2008, and the conversion of a portion of those awards into revenues. Increased revenues were experienced in our government systems segment, which increased by $44.3 million, and our satellite services segments, which increased by $1.4 million, offset by a decrease in our commercial networks segment of $10.4 million. The revenue increase in our government systems segment was primarily derived from higher sales of $29.2 million in information assurance products and development programs, $17.0 million in next generation military satellite communication systems and $5.9 million in video data link systems, offset by a decrease in sales of $5.9 million in next generation tactical data link development and a decrease of $1.9 million in sales from our majority-owned subsidiary, TrellisWare. Our satellite services segment revenue increase of approximately $1.4 million was primarily derived from service arrangements supporting both the mobile broadband and enterprise managed networks services markets. Our commercial networks segment revenue decrease was mainly due to a reduction in sales of consumer broadband products of $27.6 million, offset by a $16.8 million increase in sales of mobile satellite systems.
Cost of revenues

	Nine months ended		Dollar	Percentage
	January 2,	December 28,	increase	increase
(In millions, except percentages)	2009	2007	(decrease)	(decrease)
Cost of revenues	$329.1	$306.8	$22.3	7.3%
Percentage of revenues	71.1%	71.8%
     The increase in cost of revenues from $306.8 million during the first nine months of fiscal year 2008 to $329.1 million for the same period in fiscal year 2009 was primarily due to our increased revenues. However, we did experience a slight decrease in cost of revenues as a percentage of revenues from 71.8% for the first nine months of fiscal year 2008 to 71.1% for the same period in the current year. This improvement was primarily due to product cost reductions of approximately $4.5 million related to better program performance in our next generation military satellite communication systems in our government systems segment and better program performance in our antenna systems product group of approximately $1.9 million, offset by an increase in cost of revenues of $4.6 million in our consumer broadband products principally from lower margin next generation broadband development programs for the first nine months of fiscal year 2009 compared to the same period last fiscal year. Cost of revenues for the nine months ended January 2, 2009 and December 28, 2007 included approximately $1.9 million and $1.4 million, respectively, in stock-based compensation expense. Cost of revenues may fluctuate in future periods depending on the mix of products sold and services provided, competition, new product introduction costs and other factors.

Selling, general and administrative expenses

	Nine months ended		Dollar	Percentage
	January 2,	December 28,	increase	increase
(In millions, except percentages)	2009	2007	(decrease)	(decrease)
Selling, general and administrative	$73.0	$59.1	$13.9	23.6%
Percentage of revenues	15.8%	13.8%
     The increase in SG&A expenses during the first nine months of fiscal year 2009 compared to the same period of fiscal year 2008 was primarily attributable to higher selling and new business proposal costs of approximately $5.2 million for new contract awards, increased support costs related to business expansion of approximately $5.8 million, increased support costs related to our ViaSat-1 satellite of $1.7 million and an increase of approximately $1.3 million in stock-based compensation expense. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government, commercial and satellite service sales opportunities.
Independent research and development

	Nine months ended		Dollar	Percentage
	January 2,	December 28,	increase	increase
(In millions, except percentages)	2009	2007	(decrease)	(decrease)
Independent research and development	$23.5	$24.2	$(0.7)	(3.0)%
Percentage of revenues	5.1%	5.7%
     The decrease in IR&D expenses reflects a year-over-year decrease in the commercial networks segment of $2.6 million for the first nine months of fiscal year 2009 when compared to the same period of fiscal year 2008 offset by an increase in the government systems segment of $1.9 million. The lower IR&D expenses were principally due to a shift of some of our efforts from internal development projects to customer-funded development.
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

(In thousands)	Amortization
For the nine months ended January 2, 2009	$7,017

Expected for the remainder of fiscal year 2009	$1,804
Expected for fiscal year 2010	5,588
Expected for fiscal year 2011	4,826
Expected for fiscal year 2012	3,600
Expected for fiscal year 2013	1,047
Thereafter	1,595

$18,460

Interest income
     Interest income decreased to $1.4 million for the first nine months of fiscal year 2009 from $4.5 million for the same period in fiscal year 2008 due to lower interest rates on our investments and lower average invested cash balances.
Interest Expense
     Interest expense decreased to $0.3 million for the nine months ended January 2, 2009 from $0.6 million for the same period in fiscal year 2008. Commitment fees on our line of credit availability remained substantially the same for each period. We had no outstanding borrowings under our line of credit at January 2, 2009 or December 28, 2007.

Provision for income taxes
     We currently estimate our annual effective income tax rate to be approximately 18.9% for fiscal year 2009, as compared to the actual 28.1% effective income tax rate in fiscal year 2008. The reduction in the estimated annual effective tax rate is primarily due to the recording of research and development tax credits allowed for by the Emergency Economic Stabilization Act of 2008, enacted on October 3, 2008, extending the research and development tax credit from January 1, 2008 to December 31, 2009. The income tax provision of approximately 15.5% for the first nine months of fiscal year 2009 was lower than the expected annual effective tax rate primarily due to the recognition of previously unrecognized tax benefits of approximately $1.1 million and benefit from settlement of prior year taxes of $0.7 million.
Our Segment Results for the Nine Months Ended January 2, 2009 vs. Nine Months Ended December 28, 2007
Government Systems Segment
Revenues

	Nine months ended		Dollar	Percentage
	January 2,	December 28,	increase	increase
(In millions, except percentages)	2009	2007	(decrease)	(decrease)
Revenues	$279.7	$235.4	$44.3	18.8%
     Our government systems segment revenues increased primarily due to higher customer awards of $347.1 million in the first nine months of fiscal year 2009 compared to $248.4 million in same period of fiscal year 2008, and the conversion of a portion of those awards into revenues. The $44.3 million revenue increase was comprised of higher sales of $29.2 million in information assurance products and development programs, $17.0 million in next generation military satellite communication systems and $5.9 million in video data link systems, offset by a decrease in sales of $5.9 million in next generation tactical data link development and a decrease of $1.9 million in sales from our majority-owned subsidiary, TrellisWare.
Segment operating profit

	Nine months ended		Dollar	Percentage
	January 2,	December 28,	increase	increase
(In millions, except percentages)	2009	2007	(decrease)	(decrease)
Operating profit	$39.6	$33.7	$6.0	17.8%
Percentage of segment revenues	14.2%	14.3%
     Government systems segment operating profits increased in the first nine months of fiscal year 2009 when compared to the same period of fiscal year 2008 primarily due to increased revenues and related product contributions of $15.9 million, offset by $8.1 million in higher selling, support and new business proposal costs and a $1.9 million increase in IR&D costs.
Commercial Networks Segment
Revenues

	Nine months ended		Dollar	Percentage
	January 2,	December 28,	increase	increase
(In millions, except percentages)	2009	2007	(decrease)	(decrease)
Revenues	$176.4	$186.7	$(10.4)	(5.5)%
     The decrease in our commercial networks segment revenues in the first nine months of fiscal year 2009 when compared to the same period of fiscal year 2008 was primarily a result of reduced consumer broadband products sales of $27.6 million, offset by a $16.8 million increase in sales of mobile satellite systems.
     Segment operating profit

	Nine months ended		Dollar	Percentage
	January 2,	December 28,	increase	increase
(In millions, except percentages)	2009	2007	(decrease)	(decrease)
Operating profit	$0.6	$6.0	$(5.3)	(89.4)%
Percentage of segment revenues	0.4%	3.2%

     Our commercial networks segment operating profit decreased in the first nine months of fiscal year 2009 when compared to the same period of fiscal year 2008 due to higher selling and support costs of $4.3 million, an increase in cost of revenues of $4.6 million in our consumer broadband products principally from lower margin next generation broadband development programs and additional non-cash stock-based compensation expense of $0.9 million. This operating profit decrease was slightly offset by better program performance in our antenna systems product group totaling approximately $1.9 million.
Satellite Services Segment
Revenues

	Nine months ended		Dollar	Percentage
	January 2,	December 28,	increase	increase
(In millions, except percentages)	2009	2007	(decrease)	(decrease)
Revenues	$6.5	$5.1	$1.4	28.1%
     Our satellite services segment revenues increased in the first nine months of fiscal year 2009 when compared to the same period last fiscal year by approximately $1.4 million. These revenues were primarily derived from a growth in service arrangement awards supporting both the mobile broadband and enterprise managed networks services markets.
Segment operating loss

	Nine months ended		Dollar	Percentage
	January 2,	December 28,	increase	increase
(In millions, except percentages)	2009	2007	(decrease)	(decrease)
Operating loss	$(3.3)	$(2.2)	$(1.1)	(50.1)%
Percentage of segment revenues	(49.8)%	(42.5)%
     The increase in satellite services segment operating losses of $1.1 million in the first nine months of fiscal year 2009 when compared to the same period last fiscal year was primarily driven by a $1.7 million increase in legal and support costs related to our ViaSat-1 satellite, offset by $0.6 million in contributions from satellite services segment revenue growth, net of cost of revenues.
Backlog
     As reflected in the table below, both funded and firm backlog increased during the first nine months of fiscal year 2009.

(In millions)	January 2, 2009	March 28, 2008
Firm backlog
Government Systems segment	$274.3	$206.8
Commercial Networks segment	231.6	154.5
Satellite Services segment	10.5	13.1

Total	$516.4	$374.4

Funded backlog
Government Systems segment	$240.2	$186.1
Commercial Networks segment	178.4	154.5
Satellite Services segment	10.5	13.1

Total	$429.1	$353.7

Contract options	$39.8	$39.3

     The firm backlog does not include contract options. Of the $516.4 million in firm backlog, approximately $118.6 million is expected to be delivered during the remaining three months of fiscal year 2009, and the balance is expected to be delivered in fiscal year 2010 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders. Compared to the last fiscal year, as more of our products have been placed into market, we have seen a greater percentage of awards from book and ship-type orders, resulting in backlog growth rate that is relatively lower than the previous three fiscal years.

     Total new awards for commercial, government and satellite services products were $143.1 million and $604.5 million for the three and nine months ended January 2, 2009, respectively, compared to $136.0 million and $461.5 million for the three and nine months ended December 28, 2007, respectively.
     Backlog is not necessarily indicative of future sales. A majority of our contracts can be terminated at the convenience of the customer since orders are often made substantially in advance of delivery, and our contracts typically provide that orders may be terminated with limited or no penalties. In addition, purchase orders may present product specifications that would require us to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the related contract.
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
     The cash needs of the government systems segment tend to be more a function of the type of contract rather than customer quality. Also, United States government procurement regulations tend to restrict the timing of cash payments on the contract. In the commercial networks and satellite services segments, our cash needs are driven primarily by the quality of the customer and the type of contract. The quality of the customer will typically affect the specific contract cash flow and whether financing instruments are required by the customer. In addition, the commercial networks and satellite services financing environment tends to provide for more flexible payment terms with customers, including advance payments. In January 2008, we announced plans to have a high-capacity broadband satellite constructed and to develop the related ground network equipment. We estimate the costs prior to launch will be approximately $400.0 million depending on the roll-out of the ground segment.
     Cash provided by operating activities for the first nine months of fiscal year 2009 was $31.5 million as compared to $46.1 million for the first nine months of fiscal year 2008. The $14.6 million decrease in cash provided by operating activities for the first nine months of fiscal year 2009 as compared to the first nine months of fiscal year 2008 was primarily attributable to a year-over-year net increase in cash used for net operating assets of $16.2 million, offset by higher year-over-year net income of $3.2 million. Combined billed and unbilled accounts receivable, net, increased by $10.7 million due to a $4.9 million increase in our government systems segment and a $5.8 million increase in our commercial networks segment spread across various customers. Collections in excess of revenue included in accrued liabilities decreased approximately $5.6 million as we progress towards completion of certain larger development projects and as we record the related revenues, as well as the timing of any additional milestones billings.
     Cash used in investing activities for the first nine months of fiscal year 2009 was $93.9 million as compared to $35.2 million for the first nine months of fiscal year 2008. The increase in cash used in investing activities is primarily related to the construction of our ViaSat-1 satellite of approximately $71.5 million and other additional capital expenditures for equipment of approximately $19.2 million for the first nine months of fiscal year 2009 compared to approximately $13.6 million of capital expenditures for the same period of fiscal year 2008. In addition, cash used in investing activities for the first nine months of fiscal year 2009 included, in connection with the terms of our JAST acquisition, the cash payment of the remaining portion of the initial purchase price of approximately $0.8 million on the first anniversary of the closing date. Cash used in investing activities for the first nine months of fiscal year 2008 included the purchase of approximately $11.8 million of short-term investments classified as held-to maturity, $8.7 million paid in cash to certain former Efficient Channel Coding, Inc. (ECC) stockholders under the terms of the acquisition agreement for ECC, $0.9 million in cash paid for the acquisition of JAST on the closing date under the terms of the JAST acquisition agreement, and $0.3 million paid in cash to former stockholders of Enerdyne Technologies, Inc. (Enerdyne) under the terms of the Enerdyne acquisition agreement.

     Cash provided by financing activities for the first nine months of fiscal year 2009 was $1.6 million as compared to cash provided by financing activities for the first nine months of fiscal year 2008 of $6.7 million. The approximate $5.0 million decrease in cash inflows for the first nine months of fiscal year 2009 compared to the same period of last fiscal year is primarily related to the $4.7 million repayment of our secured borrowing at the beginning of fiscal year 2009, offset by $1.5 million in cash receipts related to the sale of stock in our majority-owned subsidiary, TrellisWare. During April 2008, TrellisWare issued additional shares of preferred stock and received $1.5 million in cash proceeds from other principal shareholders. We also invested $1.8 million in order to maintain the level of our percentage ownership interest. In addition, cash provided by financing activities for both periods included cash received from stock option exercises, employee stock purchase plan purchases and cash inflows related to the incremental tax benefit from stock-based compensation slightly offset by the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.
     In January 2008, we entered into several agreements with Space Systems/Loral, Inc. (SS/L), Loral Space & Communications, Inc. (Loral) and Telesat Canada (Telesat) related to our high capacity satellite system. Under the satellite construction contract with SS/L, we purchased a new broadband satellite (ViaSat-1) designed by us and currently under construction by SS/L for approximately $209.1 million, subject to purchase price adjustments based on satellite performance. The total cost of the satellite is $246.0 million, but, as part of the satellite purchase arrangements, Loral executed a separate contract with SS/L whereby Loral is purchasing the Canadian beams on the ViaSat-1 satellite for approximately $36.9 million (15% of the total satellite cost). In November 2008, we entered into an agreement with Arianespace to provide launch services for the ViaSat-1 satellite. The cost of the satellite launch is estimated at $107.8 million and may vary depending on the weight of the satellite at launch. We have entered into a beam sharing agreement with Loral, whereby Loral has agreed to reimburse us for 15% of the total costs associated with launch and launch insurance, for which the reimbursement amount is estimated to be approximately $23.1 million, and in-orbit insurance and satellite operating costs post launch.
     The projected total cost of the ViaSat-1 project, including the satellite, launch, insurance and related gateway infrastructure, through satellite launch is estimated to be approximately $400.0 million, and will depend on the timing of the gateway infrastructure roll-out. We continually evaluate alternative strategies that would limit our total required investment. One alternative would limit our funding requirements to our cash and cash equivalents and the remaining amount may be funded by equity contributions from outside parties and/or debt collateralized by the satellite. Alternatively, if necessary, we believe we have adequate sources of funding for the project, which includes our cash on hand, the cash we expect to generate from operations over the next few years, and additional borrowing ability based on our financial position and low debt leverage. We believe this provides us flexibility to execute this project in an appropriate manner and/or obtain outside equity in the range indicated under terms that we consider reasonable.
     We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities. At January 2, 2009, we had $63.7 million in cash and cash equivalents, $212.3 million in working capital and no outstanding borrowings under our line of credit. At March 28, 2008, we had $125.2 million in cash and cash equivalents and short-term investments, $248.3 million in working capital and no outstanding borrowings under our line of credit. Our cash and cash equivalents are held in accounts managed by third party financial institutions. To date, we have experienced no loss of access to our cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
     On October 31, 2008, we entered into a three-year, $85.0 million revolving credit facility (the Credit Facility) in the form of the Third Amended and Restated Revolving Loan Agreement, which replaced an existing $60.0 million revolving credit facility. Borrowings under the Credit Facility are permitted up to a maximum amount of $85.0 million, including up to $25.0 million of letters of credit, and bear interest, at our option, at either (a) the higher of the Federal Funds rate plus 0.50% or the administrative agent’s prime rate as announced from time to time, or (b) at the London interbank offered rate plus, in the case of each of (a) and (b), an applicable margin that is based on the ratio of our debt to EBITDA. The Credit Facility is collateralized by substantially all of our personal property. At January 2, 2009, we had $6.0 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility of $79.0 million.

     The Credit Facility contains financial covenants regarding a maximum leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, our ability to incur additional debt, sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.
     To further enhance our liquidity position, we may obtain additional credit facilities or sell additional debt or equity securities. In April 2007, we filed a new universal shelf registration statement with the Securities and Exchange Commission, or SEC, for the future sale of up to an additional $200.0 million of debt securities, common stock, preferred stock, depositary shares and warrants, bringing the aggregate available under our universal shelf registration statements to up to $400.0 million. The securities may be offered from time to time, separately or together, directly by us or through underwriters at amounts, prices, interest rates and other terms to be determined at the time of the offering. The sale of additional securities could result in additional dilution of our stockholders.
     Our future capital requirements will depend upon many factors, including the timing and amount of cash required for the ViaSat-1 satellite project pursuant to our contractual commitments, other future broadband satellite project we may engage in, expansion of our research and development and marketing efforts and the nature and timing of orders. Additionally, we will continue to evaluate possible acquisitions of, or investments in complementary businesses, products and technologies which may require the use of cash. We believe that our current cash balances and net cash expected to be provided by operating activities along with availability under our Credit Facility will be sufficient to meet our anticipated operating requirements for at least the next 12 months. To further enhance our liquidity position, we may obtain additional secured or unsecured credit facilities or sell additional debt or equity securities under our shelf registration statement.
Contractual Obligations
     The following table sets forth a summary of our obligations under operating leases, irrevocable letters of credit, purchase commitments and other long-term liabilities for the periods indicated:

		For the
		remainder of
		fiscal year	For the fiscal years ending
(In thousands)	Total	2009	2010-2011	2012-2013	Thereafter
Operating leases	$105,567	$3,342	$28,459	$24,943	$48,823
Standby letters of credit	6,001	6	5,583	412	—
Purchase commitments including satellite related agreements	362,516	77,299	238,719	6,354	40,144

Total	$474,084	$80,647	$272,761	$31,709	$88,967

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
     Our condensed consolidated balance sheets as of January 2, 2009 and March 28, 2008 included $18.7 million and $17.3 million, respectively, classified as “Other liabilities.” This caption primarily consists of our long-term warranty obligations, deferred lease credits and long-term unrecognized tax position liabilities. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 10 of the notes to consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 8 for a discussion of our product warranties.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes guidelines for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurement for Purpose of Lease Classification of Measurement under Statement 13,” which amends SFAS 157 to exclude accounting pronouncements that address fair value measurements for purpose of lease classification or measurement under SFAS No. 13, “Accounting for Leases.” In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 until the first fiscal year that begins after November 15, 2008 (our fiscal year 2010) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for financial assets and liabilities beginning fiscal year 2009. We adopted this standard for financial assets and liabilities in the current fiscal year without any material impact to our consolidated financial statements. We are currently evaluating the impact that SFAS 157 may have on our consolidated financial statements and disclosures when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in first quarter of fiscal year 2010.
     In October 2008, the FASB issued FSP SFAS 157-3 (FSP 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” to clarify how an entity would determine fair value in an inactive market. FSP 157-3 was effective immediately, beginning with our financial statements for the quarter ended October 3, 2008. The application of the provisions of FSP 157-3 did not materially impact our consolidated financial statement disclosures.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. As we did not elect to measure any of our financial instruments at fair value under the provisions of SFAS 159, the adoption of this statement effective March 29, 2008 did not have an impact on our consolidated financial statements.
     In June 2007, the FASB ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for us in fiscal year 2009. We adopted this standard in the current fiscal year without any material impact to the consolidated financial statements.
     In December 2007, the FASB issued SFAS 141R, “Business Combinations.” The purpose of issuing the statement is to replace current guidance in SFAS 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized as expenses separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as non-controlling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS 141R will be effective for us in fiscal year 2010. The standard applies prospectively to business combinations for which the acquisition date is on or after April 4, 2009, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after April 4, 2009, regardless of the date of the original business combination. We are currently evaluating the impact that SFAS 141R may have on our consolidated financial statements and disclosures.
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160, which changes the accounting and reporting for business acquisitions and non-controlling interests in subsidiaries. The standard was issued to improve the relevance, comparability, and transparency of financial information provided to investors. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 will be effective for us in fiscal year 2010. We are currently evaluating the impact that SFAS 160 may have on our consolidated financial statements and disclosures.
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 is effective for interim periods beginning subsequent to November 15, 2008, commencing for us with respect to our fourth quarter of fiscal year 2009. We are currently assessing the potential impact that adoption of SFAS 161 may have on our consolidated financial statements and disclosures.

Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements at January 2, 2009 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our financial statements included in this Quarterly Report or in our Annual Report on Form 10-K for the year ended March 28, 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our financial instruments consist of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable, and short-term and long-term obligations, including the revolving line of credit. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Our exposure to market risk for changes in interest rates relates primarily to cash equivalents, short-term investments and short-term obligations. As a result, we do not expect fluctuations in interest rates to have a material impact on the fair value of these securities.
     As of January 2, 2009, there were no foreign currency exchange contracts outstanding. From time to time, we enter into foreign currency exchange contracts to reduce the foreign currency risk for amounts payable to vendors in Euros.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the Securities and Exchange Commission’s rules and forms. We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of January 2, 2009, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 2, 2009.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 28, 2008 and the factors discussed in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2008, which could materially affect our business, financial condition or future results. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.
Item 6. Exhibits
     The Exhibit Index on page 36 is incorporated herein by reference as the list of exhibits required as part of this Quarterly Report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 11, 2009	VIASAT, INC.
/s/ Mark D. Dankberg
Mark D. Dankberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Ronald G. Wangerin
Ronald G. Wangerin
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1 †	Launch Services Agreement dated November 12, 2008 between Arianespace and ViaSat, Inc.					X

10.2	Third Amended and Restated Revolving Loan Agreement dated as of October 31, 2008 among Bank of America, N.A., JPMorgan Chase Bank, N.A., Union Bank of California, N.A. and ViaSat, Inc.	8-K	000-21767	10.1	11/05/2008

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.