Form 10-K
period 2009-04-03
VIASAT INC
filed 2009-05-28
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 3, 2009
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. ☐ Yes      ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. ☐ Yes      ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes      ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes      ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
     The aggregate market value of the common stock held by non-affiliates of the registrant, as of October 3, 2008 was approximately $506,107,368 (based on the closing price on that date for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     The number of shares outstanding of the registrant’s common stock, $.0001 par value, as of May 22, 2009 was 31,097,899.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended April 3, 2009.

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
Company Overview
     We are a leading producer of innovative satellite and other wireless communications and networking systems to government and commercial customers. Our ability to apply technologies between government and commercial customers combined with our diversification of technologies, products and customers, provides us with a strong foundation to sustain and enhance our leadership in advanced wireless communications and networking technologies. Generally, our sales consist of:
•	Project contracts to study, research, develop, test, support and manufacture customized communication systems or products. Research and development costs for these customized projects and products are often customer-funded. Once completed, many of our customized communications products are later marketed and sold to other customers as standard “off-the-shelf” products;

•	Selling, deploying and supporting our standard “off-the-shelf” products, which are generally developed through a combination of customer and discretionary internal research and development funding; or

•	Selling managed network satellite services to enterprise and mobile broadband customers.
     Our customers include a variety of government and commercial entities. Our individual contracts may range in value from thousands of dollars to tens of millions of dollars.
Industry Background
     We principally operate in three segments — government systems, commercial networks and satellite services. Our government systems business is focused on network-centric government communications, where we develop and produce systems and specialized equipment for government customers for tactical data links, unmanned aerial vehicles (UAV), secure networking, signal processing and generation, and satellite communications applications. Within our commercial networks segment, we develop and produce communication systems and products for consumer, enterprise and mobile (aviation, maritime and ground mobile) broadband customers. Our satellite services segment provides managed network satellite services to enterprise and mobile broadband customers. Common to our market segments is the development of communications solutions which focus on Internet Protocol (IP) based communications. Financial information regarding our reporting segments and the geographic areas in which we operate is included in the consolidated financial statements and notes thereto, including Note 13 - Segment Information.
     Government systems
     Our government systems products and solutions have grown significantly over the past several years and we believe the following contribute to our success in this area:
•	The critical role of collection and dissemination of real-time information in executing high-speed, high-precision, highly mobile warfare over dispersed geographic areas, which has two important aspects. The first is reflected in the United States Department of Defense (DoD) transition to “network-centric warfare,” which emphasizes the importance of real time data networks of all types via multiple transmission media. The second is the growing importance of satellite-based communications, in particular, as the most reliable method of connecting rapidly moving forces who may simply out-run the range of terrestrial radio links.

•	The growing importance of IP networks in the DoD compared to older circuit-based systems — especially in light of the DoD’s increased emphasis on network-centric warfare. We believe IP networks will drive a fundamental restructuring of the DoD’s secure information networks, which will take several years to complete.

•	We believe that over the next decade or so many of the previous generation of defense communications satellite networks will expire or become obsolete. New programs are underway or in planning to define, develop, procure and deploy systems to replace them. While we have been successful in capturing defense satellite ground system business in the past, we believe these new programs present more opportunities for bidding on new contracts than we have seen historically.
     We believe these fundamentals will continue to offer growth opportunities for each of our government product areas over the next several years.
     Commercial networks
     The essential advantage of satellite communications is that it allows a network provider to rapidly deploy new communications services to large numbers of people within the footprint of the satellite. Consequently, satellites can often be used to deploy communication services in developed and developing markets in a shorter period of time and in a more cost-efficient manner than building ground-based infrastructure. Moreover, in some areas, satellite solutions are less expensive than terrestrial wired and wireless alternatives. As satellite communications equipment becomes less expensive and new capabilities emerge in satellite communications technology, we believe the market for satellite communications offers growth opportunities.
     The commercial satellite communications industry is expected to be driven by the following major factors: (1) world-wide demand for communications services in general, with continued high growth in internet traffic in particular, (2) the improving cost-effectiveness of satellite communications for many uses, (3) recent technological advancements which broaden applications for and increase the capacity and efficiency of satellite-based networks, and (4) global deregulation and privatization of government-owned telecommunications carriers.
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
     Government systems
     Our government systems communication products help our customers collect, process, protect and disseminate information — in all its digital forms — to make better decisions faster. Our network-centric satellite and secure wireless communication products are used by tactical armed forces, first-responders and remote government employees to increase the effectiveness, ease-of-use and security of communication systems. We believe our long standing history of developing complex secure wireless and satellite networking communications technologies for both government and commercial customers provides us with opportunities for growth as the United States military looks to upgrade its secure wireless and satellite technology with a mix of customized and commercial technologies.
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
•	Broadband internet applications. In recent years, there has been an increase in the use of satellites to carry broadband Internet traffic. This growth has been centered on connecting consumers and businesses with the Internet. Satellite capacity is often used where fiber-optic cable is prohibitively expensive or rare, such as suburban and rural areas or developing countries. More recently, satellite operators have invested in and launched next generation spot-beam satellites specifically designed for low-cost broadband access. However, we do not believe these satellites are equipped to deliver acceptable levels of service. In January 2008, we announced our plans to develop and launch ViaSat-1, a high-capacity, high-speed Ka-band spot-beam satellite planned for launch in early 2011. At the time of launch, ViaSat-1 is expected to be the highest capacity, most cost efficient satellite in the world. With the market demonstrating high demand for satellite broadband services, ViaSat-1 is designed to significantly expand the quality, capability and availability of high-speed broadband satellite services for United States consumers and enterprises. ViaSat plans to offer wholesale network services on the ViaSat-1 satellite to national and regional distribution partners (in most cases retail service providers or telephone companies). We expect satellite communications to continue to offer a cost-effective augmentation capability for Internet Service Providers (ISPs) and service providers offering broadband internet access, particularly in markets where ground-based broadband networks are unlikely to be either cost-effective or abundant. Additionally, satellites provide an alternative for ISPs, which are dealing with congestion associated with the distribution of increasing amounts of high-capacity multimedia content on the Internet.

•	Data networks. Satellite networks are also well suited for data networks which focus on (1) rapidly deploying new services across large geographic areas, (2) reaching multiple user locations separated by long distances, (3) filling in gaps or providing support for data points of congestion or bottlenecks in ground-based communications networks, and (4) providing communications capabilities in remote locations and in developing countries where ground-based infrastructure has not yet been developed. In addition, satellite networks are used as a substitute for, or supplement to, ground-based communications services such as frame relay, digital subscriber lines, fiber optic cables, and Integrated Services Digital Networks (ISDN). We believe satellite data network products and services will present us with growth opportunities as commercial data networks using satellites are deployed in developed and developing markets throughout the world.
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

The ViaSat Strategy
     Our objective is to leverage our advanced technology and capabilities to (1) increase our role as the government transitions to IP-based, highly-secure, network-centric based warfare, (2) develop high-performance, feature rich, low-cost technology to grow the size of the consumer satellite broadband, commercial enterprise and networking markets, while also capturing a significant share of these growing markets, and (3) maintain a leadership position, while reducing costs and increasing profitability, in our satellite and wireless communications markets. The principal elements of our strategy include:
•	A complementary mix of defense and commercial products, projects, and geographic markets. We aim for a diversified mix of products that are unified through common underlying technologies, customer applications, market relationships or other factors. We believe this complementary mix, combined with our ability to effectively apply technologies between government and commercial markets and across different geographic markets, provides us a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies.

•	Augment customer-funded research and development with discretionary research and development to enter or leverage new markets or technologies. We use the availability of customer funding or co-investments for product development as an important factor in choosing where to apply our own discretionary research and development resources.

•	Address increasingly larger markets. We have focused on addressing larger markets since our inception. The size of customer-funded opportunities we can credibly address directly correlates to our annual revenue. By increasing the size of target markets, we anticipate increasing our total revenues, and as a result we anticipate we will be more successful in capturing customer-funded research and development opportunities for increasingly larger projects.

•	Steadily evolve into adjacent technologies and markets. We anticipate continued growth via evolutionary steps into adjacent technologies and markets. We seek to grow the market segments we address by selling existing or customized versions of technologies we developed for one customer base to a different market, for instance, to different segments of the government market, or between government and commercial markets. In addition, we seek to expand the breadth of technologies and products we offer by selling new, but related, technologies and products to existing customers.

•	Careful targeting of new market opportunities. We consider several factors in selecting new market opportunities, including (1) whether there are meaningful entry barriers for new competitors (for example, specialized technologies or relationships), (2) the new market is the right size and consistent with our growth objectives (market niches large enough to provide us significant revenues), and (3) the customers in the market value our technology competence and focus, which makes us an attractive partner.

•	Sustain a large (relative to our size) and highly proficient engineering staff to capture and perform our target projects. Since customer-funded research and development is an important aspect of our business, we believe it is important to sustain a large, highly competent, engineering team. We believe we offer very competitive compensation, benefits and work environment to attract and maintain employees. Perhaps even more important, we tend to seek and attract engineers who embrace our business approach and the associated technology challenges it offers. So far, this has enabled us to offer our customers high product performance, reduced technological risks and competitive pricing.

•	High quality, cost-effective outsourced manufacturing supply chain. Since inception, we have chosen to strategically outsource much of our manufacturing operations. We believe this reduces operating costs, reduces capital investments, facilitates rapid adoption of the most modern and effective manufacturing technologies, provides flexible response to fluctuating product demand, and focuses our resources on designing for producibility. We manage outsourced manufacturing through our AS9100 and ISO-9001 Quality Management System (QMS) processes and have established enduring relationships with key suppliers.

•	Strategic alliances. In the past, we have engaged in strategic relationships and have acquired companies that have innovative technologies and products, highly skilled personnel, market presence, and customer relationships and distribution channels that complement our strategy. On an ongoing basis, we may evaluate acquisitions of, or investments in, complementary companies, businesses, products or technologies to supplement our internal growth. In addition, we have regularly entered into teaming arrangements with other government contractors to more effectively capture complex government programs, and we expect to continue to actively seek strategic relationships and ventures with companies whose financial, marketing, operational or technological resources can accelerate the introduction of new technologies and the penetration of new markets.
     These key elements of our strategy have remained relatively unchanged for the past several years; a period where we have experienced significant profitable growth in our government and commercial businesses. We believe these key strategy elements are enduring and will continue to enable us to grow in the future.
Markets and Product Portfolio
     Our products and service offerings address three main markets: government systems, commercial networks and satellite services.

Segment	Market Area	Description of Products/Functionality

Government Systems	Data Links	Line of sight, jam-resistant, secure networking for voice and data; video links transmit simultaneous IP data, compressed video, metadata and audio from multiple sensors.

	Tactical Networking	Tactical radios that deliver an IP-based common operating picture — even over severely degraded radio channels.

	Information Assurance	“Type 1” high assurance encryption products and capabilities for high assurance encryption.

	Government Satellite Communication Systems	Satcom for communications on-the-move, on-the-pause, fixed and transportable applications, including mobile satcom systems, high-speed modems, UHF satcom terminals, portable manpack terminals and antenna systems.

Commercial Networks	Consumer Broadband	Cost-effective satellite broadband system using our SurfBeam® and next generation technologies.

	Mobile Broadband	Products centered around our ArcLight® system — an FCC-licensed Ku-band mobile satellite system. Our spread spectrum waveform provides higher speeds (similar to high-speed cable and DSL) at a lower cost than competing services while on-the-move in aircraft, trains or seagoing vessels using small, lightweight antennas and terminals.

	Enterprise VSAT Networks	Satellite communication VSAT systems connect a business with web-centric applications, including IP data, internet access, virtual private networks, retail point of sale, video, voice-over-IP and distance learning applications.

	Antenna Systems	Antenna and ground station design, fabrication, test and installation, plus antenna maintenance services.

	Technology	All aspects of satellite communication system architecture and technology including the analysis, design, and specification of satellites and ground systems; ASIC and MMIC design and production; wide area network compression for enterprise networks.

Satellite Services	Wholesale Broadband	Wholesale broadband service over a Ka-band spot beam satellite, at speeds and choices similar to or in excess of cable and DSL by putting more, cheaper bits in space — service expected to be available in 2011.

	Managed Broadband	Full-service broadband wireless networking to customers’ locations with transparent support for today’s new communication applications and integration services, including supplementing with DSL where needed.

	Mobile Satellite	Communications on-the-move services to airborne and maritime customers covering all of North America, the North Atlantic and Europe.

Global Service and Support
     In addition to our product offerings, we provide a broad range of repair, upgrade and technical support service offerings for our products and systems. Through our sales teams and support services, we are constantly apprised of customers’ needs and their use of products and services. Accordingly, a superior level of continuing customer service and support is integral to our objective of developing and maintaining long-term relationships with our customers. The majority of our service and support activities are provided by our field engineering team, systems engineers, and sales and administrative support personnel, both on-site at the customer’s location and by telephone.
Customers
     Although we initially focused primarily on developing satellite communication and simulation equipment for the United States government, we have successfully diversified into other related satellite, wireless security and networking communications markets serving both government and commercial customers. Our customers include the United States government, civil agencies, defense contractors, allied foreign governments, satellite network integrators, large communications service providers and corporations requiring complex communications and networking solutions. Government contracts are either direct with United States or foreign governments, or indirect through domestic or international prime contractors. For our commercial contracts, we also act as both a prime contractor and subcontractor for the sale of equipment and services. Our significant customers include the United States government, Boeing, Eutelsat, Harris, Northrop Grumman, Raytheon and WildBlue. Revenues from the United States government comprised approximately 36%, 30% and 31% of total revenues for fiscal years 2009, 2008 and 2007, respectively. In addition, two commercial customers each comprised approximately 10% and 8% of total revenues in fiscal year 2009, 7% and 9% of total revenues in fiscal year 2008 and 8% and 16% of total revenues in fiscal year 2007, respectively. Over the past few years, we have significantly expanded our customer base both domestically and internationally.
Government Contracts
     Substantial portions of our revenues are generated from contracts and subcontracts with the DoD and other federal government agencies. Many of our contracts are competitively bid and awarded on the basis of technical merit, personnel qualifications, experience and price. We also receive some contract awards involving special technical capabilities on a negotiated, noncompetitive basis due to our unique technical capabilities in special areas. The Federal Acquisition Streamlining Act of 1994 has encouraged the use of commercial type pricing on dual use products. Our future revenues and income could be materially affected by changes in procurement policies, a reduction in expenditures for the products and services we provide and other risks generally associated with federal government contracts.
     We provide products under federal government contracts that usually require performance over a period of several months to five years. Long-term contracts may be conditioned upon continued availability of congressional appropriations. Variances between anticipated budget and congressional appropriations may result in a delay, reduction or termination of these contracts.
     Our federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs and payment of a fee. The fee may be either fixed by the contract or variable, based upon cost control, quality, delivery and the customer’s subjective evaluation of the work. Under time-and-materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed for the cost of materials purchased to perform the contract. Under a fixed-price contract, we agree to perform specific work for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. Revenues generated from cost-reimbursement contracts with the federal government or our prime contractors for fiscal year 2009 were approximately 22%, approximately 1% from time-and-materials contracts and approximately 78% from fixed-price contracts of total government revenues.

     Our allowable federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency. Audits may result in non-reimbursement of some contract costs and fees and delays in payments for work performed. While the government reserves the right to conduct further audits, audits conducted for periods through fiscal year 2002 have resulted in no material cost recovery disallowances for us.
     Our federal government contracts may be terminated, in whole or in part, at the convenience of the United States government. If a termination for convenience occurs, the United States government generally is obligated to pay the cost incurred by us under the contract plus a pro rata fee based upon the work completed. Contracts with prime contractors may have negotiated termination schedules that apply. When we participate as a subcontractor, we are at risk if the prime contractor does not perform its contract. Similarly, when we act as a prime contractor employing subcontractors, we are at risk if a subcontractor does not perform its subcontract.
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
Research and Development
     The industries in which we compete are subject to rapid technological developments, evolving standards, changes in customer requirements and continuing developments in the communications, networking and signal processing environment. Our continuing ability to adapt to these changes, and to develop new and enhanced products, is a significant factor in maintaining or improving our competitive position and our prospects for growth. Therefore, we continue to make significant investments in product development.
     We conduct the majority of our research and product development activities in-house and have a research and development and engineering staff, which includes approximately 1,040 engineers. Our product development activities focus on products to support all of our segments: government systems, commercial networks and satellite services, that we consider viable revenue opportunities. A significant portion of our research and development efforts have generally been conducted in direct response to the specific requirements of a customer’s order and, accordingly, these amounts are included in the cost of sales when incurred and the related funding is included in revenues at that time.
     The portion of our contract revenues which includes research and development funded by government and commercial customers was approximately $126.7 million, $112.2 million and $122.9 million during fiscal years 2009, 2008 and 2007, respectively. In addition, we incurred $29.6 million in fiscal year 2009, $32.3 million in fiscal year 2008 and $21.6 million in fiscal year 2007 on independent research and development, which is not directly funded by a third party. Funded research and development contains a profit component and is therefore not directly comparable to independent research and development. As a government contractor, we also are able to recover a portion of our independent research and development expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs.
Intellectual Property
     We seek to establish and maintain our proprietary rights in our technology and products through a combination of patents, copyrights, trademarks, trade secret laws and contractual rights. We also seek to maintain our trade secrets and confidential information by nondisclosure policies, through the use of appropriate confidentiality agreements, and through other security measures. We have obtained a number of patents and trademarks in the United States and in other countries and have a substantial number of patent filings pending determination. There can be no assurance, however, that these rights can be successfully enforced against competitive products in any particular jurisdiction. Although we believe the protection afforded by our patents, copyrights, trademarks, trade secrets and contracts has value, the rapidly changing technology in the networking, satellite and wireless communications industries, and uncertainties in the legal process, make our future success dependent primarily on the innovative skills, technological expertise and management abilities of our employees rather than on the protection afforded by patent, copyright, trademark and trade secret laws and contractual rights. Patent, copyright, trademark, trade secret and contractual protections are important but must be supported by other factors such as the expanding knowledge, ability and experience of our personnel, new product introductions and frequent product enhancements.

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
     The following marks, among others, are trademarks or service marks of ViaSat or one of our subsidiaries: AcceleNet, ArcLight, SURFBEAM and ViaSat. DOCSIS is a third-party trademark or service mark referenced in the text of this report that is owned by Cable Television Laboratories.
Sales and Marketing
     We have a sales presence in various domestic and foreign locations, and we sell our products and services both directly and indirectly through channel partners.
•	Government sales organization. Our government sales organization consist of direct sales personnel who sell our standard products, business development personnel who work with engineers, program managers, marketing managers and contract managers to identify business opportunities, develop customer relationships, develop solutions for customers’ needs, prepare proposals and negotiate contractual arrangements. The period of time from initial contact through the point of product sale and delivery can take over three years for more complex product developments or for product development including prototypes and demonstrations. Products already in production can usually be delivered to a customer between 90 to 180 days.

•	Commercial networks sales organization. Our commercial networks sales organization consists of sales managers and sales engineers, who act as the primary interface to establish account relationships and determine technical requirements for customer networks. In addition to our sales force, we maintain a highly trained service staff to provide technical product and service support to our customers. The sales cycle in the commercial network market is lengthy and it is not unusual for a sale to take up to 18 months from the initial contact through the execution of the agreement. The sales process often includes several network design iterations, network demonstrations and pilot networks consisting of a few sites.

•	Strategic partners. To augment our direct sales efforts, we seek to develop key strategic relationships to market and sell our products and services. We direct our sales and marketing efforts to our strategic partners, primarily through our senior management relationships. In some cases a strategic ally may be the prime contractor for a system or network installation and will subcontract a portion of the project to us. In other cases, the strategic ally may recommend us as the prime contractor for the design and integration of the network. We seek strategic relationships and partners based on many factors, including financial resources, technical capability, geographic location and market presence.
     Our marketing team works closely with our sales, research and product development organizations and our customers to increase the awareness of the ViaSat brand through a mix of positive program performance and our customers’ recommendation as well as public relations, advertising, trade show participation and conference speaking engagements by providing communications that keep the market current on our products and features. Our marketing also identifies and sizes new target markets for our products, creates awareness of our company and products, and generates contacts and leads within these targeted markets.

Backlog
     Total new awards for us were $728.4 million, $560.0 million and $525.0 million for fiscal years 2009, 2008 and 2007, respectively. New contract awards in fiscal year 2009 were a record for the company.
     As reflected in the table below, both funded and firm backlog increased during fiscal year 2009, primarily due to some expected large contract awards that we began pursuing in fiscal year 2008 and for which negotiations were completed in fiscal year 2009.

	April 3, 2009	March 28, 2008
	(In millions)
Firm backlog
Government Systems segment	$225.6	$206.8
Commercial Networks segment	238.7	154.5
Satellite Services segment	10.3	13.1

Total	$474.6	$374.4

Funded backlog
Government Systems segment	$209.1	$186.1
Commercial Networks segment	187.1	154.5
Satellite Services segment	10.3	13.1

Total	$406.5	$353.7

Contract options	$25.6	$39.3

     The firm backlog does not include contract options. Of the $474.6 million in firm backlog, approximately $323.6 million is expected to be delivered in fiscal year 2010, and the balance is expected to be delivered in fiscal year 2011 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.
     Backlog is not necessarily indicative of future sales. A majority of our contracts can be terminated at the convenience of the customer. Orders are often made substantially in advance of delivery, and our contracts typically provide that orders may be terminated with limited or no penalties. In addition, purchase orders may present product specifications that would require us to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the related contracts.
     Firm backlog amounts as presented are comprised of funded and unfunded components. Funded backlog represents the sum of contract amounts for which funds have been specifically obligated by customers to contracts. Unfunded backlog represents future amounts that customers may obligate over the specified contract performance periods. Our customers allocate funds for expenditures on long-term contracts on a periodic basis. Our ability to realize revenues from contracts in backlog is dependent upon adequate funding for such contracts. Although we do not control the funding of our contracts, our experience indicates that actual contract fundings have approximated the aggregate amounts of the contracts.
Competition
     The satellite and wireless communications and secure networking markets in which we compete are characterized by rapid change, converging technologies and a migration to solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us.
     Within our government systems segment, we generally compete with defense electronics product, subsystem or system manufacturers such as BAE Systems, General Dynamics, Harris, L-3 Communications, Rockwell Collins or similar companies. We may also occasionally compete directly with the largest defense prime contractors, including Boeing, Lockheed Martin, Northrop Grumman or Raytheon Systems. The aforementioned companies, while competitors, are also customers or partners with us on teams. Accordingly, maintaining an open and cooperative relationship is important. Almost all of the companies we compete with in the government systems segment are substantially larger than us and may have more extensive engineering, manufacturing and marketing capabilities than we do. As a result, these competitors may be able to adapt more quickly to changing technology or market conditions or may be able to devote greater resources to the development, promotion and sale of their products. Furthermore, competitors who have more financial resources may be better able to provide a broader range of financing alternatives to their customers in connection with sales of their products.
     In our commercial networks and satellite services segments, we compete with Gilat, Hughes Communications and iDirect Technologies, each of which offers a broad range of satellite communications products and services. Our principal competitors in the supply of antenna systems are Andrew Corporation, General Dynamics (VertexRSI) and L-3 Titan. Our satellite services segment also competes with terrestrial communications providers, mostly telephone companies.
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
Manufacturing
     Our manufacturing objective is to produce high-quality products that conform to specifications at the lowest possible manufacturing cost. We primarily utilize a range of contract manufacturers, based on the volume and complexity of the production, to reduce the costs of products and to support rapid increases in delivery rates when needed. As part of our manufacturing process, we conduct extensive testing and quality control procedures for all products before they are delivered to customers.
     Contract manufacturers produce products for many different customers and are able to pass on the benefits of large scale manufacturing to their customers. These manufacturers are able to achieve high quality products with lower levels of costs by (1) exercising their high-volume purchasing power, (2) employing advanced and efficient production equipment and capital intensive systems whose costs are leveraged across their broad customer base, and (3) using a cost-effective skilled workforce. Our primary contract manufacturers include Benchmark, EADS, Harris, IEC Electronics, MTI, Secure Communications and Spectral Response.
     Our experienced management team facilitates an efficient contract manufacturing process through the development of strong relationships with a number of different domestic and off-shore contract manufacturers. By negotiating beneficial contract provisions and purchasing some of the equipment needed to manufacture our products, we retain the ability to move the production of our products from one contract manufacturing source to another if required. Our operations management has experience in the successful transition from in-house production to contract manufacturing. The degree to which we employ contract manufacturing depends on the maturity of the product. We intend to limit our internal manufacturing capacity to new product development support and customized products that need to be manufactured in strict accordance with a customer’s specifications and delivery schedule. Therefore, our internal manufacturing capability for standard products has been, and is expected to continue to be, very limited and we intend to rely on contract manufacturers for large-scale manufacturing.

     We also rely on outside vendors to manufacture specific components and subassemblies used in the production of our products. Some components, subassemblies and services necessary for the manufacture of our products are obtained from a sole source supplier or a limited group of suppliers. In particular, Broadcom and Texas Instruments are sole source suppliers of certain digital signal processing chips, and Altera and Xylinx are sole source suppliers of certain field programmable gate array devices, which are critical components used in many of our products.
Regulatory Environment
     As a defense contractor, our contract costs are audited and reviewed by the Defense Contract Audit Agency. Audits and investigations are conducted from time to time to determine if the performance and administration of our United States government contracts are in compliance with applicable contractual requirements and procurement regulations and other applicable federal statutes and regulations. Under current United States government procurement regulations, a contractor, if indicted or deemed in violation of procurement or other federal civil laws, could be subject to fines, penalties, repayments or other damages. United States government regulations also provide that certain findings against a contractor may lead to suspension or debarment from eligibility for awards of new United States government contracts.
     Some of our products are incorporated into wireless communications systems that are subject to regulation domestically by the Federal Communications Commission (FCC) and internationally by other government agencies. Although the equipment operators and not us are often responsible for compliance with these regulations, regulatory changes, including changes in the allocation of available frequency spectrum and in the military standards which define the current networking environment, could materially adversely affect our operations by restricting development efforts by our customers, making current products obsolete or increasing the opportunity for additional competition. Changes in, or our failure to manufacture products in compliance with, applicable regulations could materially harm our business, financial condition and results of operations. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies world wide to adopt new standards for these products, generally following extensive investigation and deliberation over competing technologies. The delays inherent in this government approval process have in the past caused and may in the future cause the cancellation, postponement or rescheduling of the installation of communication systems by our customers, which in turn may have a material adverse effect on the sale of our products to the customers.
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
     In addition to the local, state and federal government regulations, we must comply with applicable laws and obtain the approval of the regulatory authorities of each foreign country in which we operate. The laws and regulatory requirements relating to satellite communications and other wireless communications systems vary from country to country. Some countries have substantially deregulated satellite and other wireless communications, while other countries maintain strict and often burdensome regulations. The procedure to obtain these regulatory approvals can be time-consuming and costly, and the terms of the approvals vary for different countries. In addition, in some countries there may be restrictions on the ability to interconnect satellite communications with ground-based communications systems.
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
Employees
     As of April 3, 2009, we employed approximately 1,800 individuals worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe we have been successful in recruiting qualified employees, but there is no assurance we will continue to be successful in the future.
Executive Officers
     Set forth below is information concerning our executive officers and their ages as of April 3, 2009.

Name	Age	Position
Mark D. Dankberg	53	Chairman of the Board and Chief Executive Officer
Richard A. Baldridge	50	President and Chief Operating Officer
H. Stephen Estes	54	Vice President — Human Resources
Kevin J. Harkenrider	53	Vice President — Operations
Steven R. Hart	55	Vice President and Chief Technical Officer
Keven K. Lippert	36	Vice President — General Counsel and Secretary
Mark J. Miller	49	Vice President and Chief Technical Officer
Ronald G. Wangerin	42	Vice President and Chief Financial Officer
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
     H. Stephen Estes first became part of the ViaSat team with the acquisition of several commercial divisions of Scientific-Atlanta in April 2000. Mr. Estes served as Vice President and General Manager of the Antenna Systems group from 2000 to 2003. From 2003 to 2005, he served as a co-founder of an entrepreneurial startup. In September 2005, Mr. Estes rejoined ViaSat as Vice President — Human Resources. Mr. Estes began his career as an electrical design engineer, moving into various management positions in engineering, program management, sales and marketing, and general management for companies that included Scientific-Atlanta, Loral (now part of L-3), and AEL Cross Systems (now part of BAE). Mr. Estes holds a B.S. degree in Mathematics and an Electrical Engineering degree from Georgia Tech, along with an M.B.A. degree focused on finance and marketing.
     Kevin J. Harkenrider joined ViaSat in October 2006 as Director — Operations and since January 2007 has served as Vice President — Operations. Prior to joining the company, Mr. Harkenrider served as Account Executive at Computer Sciences Corporation from 2002 through October 2006. From 1992 to 2001, Mr. Harkenrider held several positions at BAE Systems, Mission Solutions (formerly GDE Systems, Marconi Integrated Systems and General Dynamics Corporation, Electronics Division), including Vice President and

Program Director, Vice President — Operations and Vice President—Material. Prior to 1992, Mr. Harkenrider served in several director and program manager positions at General Dynamics Corporation. Mr. Harkenrider holds a B.S. degree in Civil Engineering from Union College and an M.B.A. degree from the University of Pittsburgh.
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
     Owning and Operating Satellites Involve Considerable Risks
     In January 2008, we executed an agreement to purchase ViaSat-1, our first broadband satellite, and we may acquire one or more additional satellites in the future. We also plan to develop next generation broadband ground infrastructure and terminals for use with such satellites. We currently plan to launch our ViaSat-1 satellite in early 2011 and introduce service later in 2011. If we are unable to have manufactured or successfully launch a satellite or implement our satellite service business in a timely manner, or at all, as a result of any of the following risks, we will be unable to realize the anticipated benefits from our satellite and associated services business, and our business, financial condition and results of operations could be materially adversely affected:
•	Cost and schedule risks. The cost of completing satellites and developing the associated next generation SurfBeam ground infrastructure may be more than anticipated and there may be delays in completing satellites and SurfBeam infrastructure within the expected timeframe. We may be required to spend in excess of our current forecast for the completion, launch and launch insurance of the ViaSat-1 satellite or for the development associated with the next generation SurfBeam equipment. The construction and launch of satellites are often subject to delays, including satellite and launch vehicle construction delays, cost overruns, periodic unavailability of reliable launch opportunities and delays in obtaining regulatory approvals. If the satellite construction schedule is not met, there may be even further delays because there can be no assurance that a launch opportunity will be available at the time the satellite is ready to be launched and we may not be able to obtain or maintain regulatory authority or International Telecommunication Union (ITU) priority necessary to implement the satellite as proposed.

•	Business plan. We may be unsuccessful in implementing our business plan for satellite services, or we may not be able to achieve the revenue that we expect from our satellite services segment. A failure to attract either distributors or customers in a sufficient number would result in lower revenues than anticipated. In addition, we will incur losses associated with the launch and operation of satellite services until we acquire a sufficient number of customers, which may not occur as expected or at all.

•	Regulatory risk. If we do not obtain all requisite regulatory approvals for the construction, launch and operation of any satellite we acquire, or the licenses obtained impose operational restrictions on us, our ability to generate revenue and profits could be materially adversely affected. In addition, under certain circumstances, government licenses are subject to revocation or modification, and upon expiration, renewal may not be granted. In certain cases, satellite system operators are obligated by governmental regulation and procedures of the ITU to coordinate the operation of their systems with other users of the radio spectrum in order to avoid causing interference to those other users. Coordination may require a satellite system operator to reduce power, avoid operating on certain frequencies, relocate its satellite to another orbital location and/or otherwise modify planned or existing operations. Satellite authorizations granted by the FCC or foreign regulatory agencies are typically subject to conditions imposed by such regulatory agency in addition to such agency’s general authority to modify, cancel or revoke those authorizations. Failure to comply with such requirements, or comply in a timely manner, could lead to the loss of authorizations and could have a material adverse effect on our ability to generate revenue.

•	Launch risks. There are risks associated with the launch of satellites, including launch failure, damage or destruction during launch and improper orbital placement. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36 months, and obtain other launch opportunities. The overall historical loss rate in the satellite industry for all launches of commercial satellites in fixed orbits in the last five years is estimated by some industry participants to be 10% but could at any time be higher.

•	In-orbit risks. Any satellite we acquire will be subject to similar potential satellite failures or performance degradations as with other satellites. Satellites are subject to in-orbit risks including malfunctions, commonly referred to as anomalies, and collisions with meteoroids, decommissioned spacecraft or other space debris. Anomalies occur as a result of various factors, such as satellite manufacturing errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh space environment. To the extent there is an anomaly or other in-orbit failure with respect to the ViaSat-1 satellite or any other satellite we may acquire, we may not have a replacement satellite.

•	Minimum design life. Our ability to earn revenue depends on the usefulness of the ViaSat-1 satellite and any other satellite we may acquire in the future. Each satellite has a limited useful life. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used and the remaining on-board fuel following orbit insertion. The minimum design life of ViaSat-1 is estimated to be 15 years. In addition, continued improvements in satellite technology may obsolete the ViaSat-1 satellite or any other satellite we may acquire prior to the end of its life. Therefore, we can provide no assurance as to the actual useful life of ViaSat-1 or any other satellite that we may acquire.

•	Insurance risks. We intend to seek launch and in-orbit insurance for the ViaSat-1 satellite and for any other satellite we may acquire, but we may not be able to obtain insurance on reasonable economic terms or at all. If we are able to obtain insurance, it will contain customary exclusions and will not likely cover the full cost of constructing and launching the satellite, nor will it cover business interruptions or similar losses. In addition, the occurrence of any anomalies on other satellites, including Ka-band satellites, may materially adversely affect our ability to insure the satellite at commercially reasonable premiums, if at all.

•	Joint venture risks. We may own or operate future broadband satellites through joint ventures which we do not control. If we were to enter into any such joint venture, the entities or persons that control such joint venture may have interests and goals that are inconsistent or different from ours, which could result in any such joint venture taking actions that negatively impact our business or financial condition. In addition, if any other members of such joint venture were to file for bankruptcy or otherwise fail to perform its obligations or to manage the joint venture effectively, this could cause us to lose our investment in any such joint venture entity.

     Our Operating Results are Difficult to Predict and the Market Price of Our Common Stock May Be Volatile
     Our operating results have varied significantly from quarter to quarter in the past and may continue to do so in the future. The factors that cause our quarter-to-quarter operating results to be unpredictable include:
•	a complex and lengthy procurement process for most of our customers or potential customers,

•	changes in the levels of research and development spending, including the effects of associated tax credits,

•	cost overruns on fixed-price development contracts,

•	the difficulty in estimating costs over the life of a contract, which may require adjustment in future periods,

•	the timing, quantity and mix of products and services sold,

•	price discounts given to some customers,

•	market acceptance and the timing of availability of our new products,

•	the timing of customer payments for significant contracts,

•	one-time charges to operating income arising from items such as acquisition expenses, impairment of assets and write-offs of assets related to customer non-payments or obsolescence,

•	the failure to receive an expected order or a deferral of an order to a later period, and

•	general economic and political conditions.
     Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations and financial condition that could adversely affect our stock price. In addition, public stock markets have experienced, and may in the future experience, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In addition, it is likely that in one or more future quarters our results may fall below the expectations of analysts and investors. In this event, the trading price of our common stock would likely decrease.
     The Recent Global Business Environment Could Negatively Affect Our Business, Results of Operations, and Financial Condition.
     Our business and operating results have been and will continue to be affected by worldwide economic conditions. The banking system and financial markets have been experiencing unprecedented levels of volatility and disruption. The possibility that certain financial institutions may go out of business has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. This market turmoil and the recent disruptions in the credit markets have led to reduced levels of capital expenditures, an increase in commercial and consumer delinquencies, rising unemployment, declining consumer and business confidence, bankruptcies and a widespread reduction of business activity generally. These conditions, combined with continued concerns about the systemic impact of potential long-term and widespread economic recession, volatile energy costs, geopolitical issues, unstable housing and mortgage markets, labor and healthcare costs, and other macroeconomic factors affecting spending behavior have contributed to diminished expectations for the United States and global economy.
     Continued market turbulence and recessionary conditions may materially adversely affect our business and financial performance in a number of ways. As a result of slowing global economic growth, our customers may experience deterioration of their businesses, cash flow shortages, difficulty obtaining financing or insolvency. Uncertainty about current global economic conditions poses a risk as existing or potential customers may reduce or postpone spending in response to tighter credit, negative financial news or declines in income or asset values, which could have a material negative effect on the demand for our products and services. In addition, continued

recessionary conditions and tight credit conditions may adversely impact our vendors, which may impact their ability to fulfill their obligations to us. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies, and failure of derivative counterparties and other financial institutions negatively impacting our treasury operations. If the global economic slowdown continues for a significant period or there is significant further deterioration in the United States or global economy, our results of operations, financial position and cash flows could be materially adversely affected.
     In addition, general economic conditions have significantly affected the ability of many companies to raise additional funding in the capital markets. For example, United States credit markets have experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive and resulting in the general unavailability of many forms of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing indebtedness in the future on favorable terms or at all. These general economic conditions have also adversely affected the trading prices of equity securities of many United States companies, including ViaSat, and could significantly limit our ability to raise additional capital through the issuance of common stock, preferred stock or other equity securities. If we require additional capital to fund any activities we elect to pursue in addition to our current business expansion efforts and were unable to obtain such capital on terms that we found acceptable or at all, we would likely reduce our investments in such activities or re-direct capital otherwise available for our business expansion efforts. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.
     If Our Customers Experience Financial or Other Difficulties, Our Business Could Be Materially Harmed
     A number of our commercial customers have in the past, and may in the future, experience financial difficulties. Many of our commercial customers face risks that are similar to those we encounter, including risks associated with market growth, product defects, acceptance by the market of products and services, and the ability to obtain sufficient capital. Further, many of our customers that provide satellite-based services (including WildBlue, Telesat, Intelsat, Thiacom and Eutelsat) could be materially affected by a satellite failure as well as by partial satellite failure, satellite performance degradation, satellite manufacturing errors and other failures resulting from operating satellites in the harsh space environment. We cannot assure you that our customers will be successful in managing these risks. If our customers do not successfully manage these types of risks, it could impair our ability to generate revenues and collect amounts due from these customers and materially harm our business.
     Major communications infrastructure programs, such as proposed satellite communications systems, are important sources of our current and planned future revenues. We also participate in a number of defense programs. Programs of these types often cannot proceed unless the customer can raise substantial funds from either governmental or private sources. As a result, our expected revenues can be adversely affected by political developments or by conditions in private and public capital markets. They can also be adversely affected if capital markets are not receptive to a customer’s proposed business plans. If our customers are unable to raise adequate funds it could materially harm our business and impair the value of our common stock.
     A Significant Portion of Our Revenues Is Derived from a Few of Our Contracts
     A small number of our contracts account for a significant percentage of our revenues. Our largest revenue producing contracts are related to our tactical data links (which includes Multifunctional Information Distribution System (MIDS)) products which generated approximately 21% of our revenues in fiscal year 2009, 24% of our revenues in fiscal year 2008 and 23% of our revenues in fiscal year 2007. Our five largest contracts generated approximately 35% of our revenues in fiscal year 2009, 44% of our revenues in fiscal year 2008 and 46% of our revenues in fiscal year 2007. Further, we derived approximately 6% of our revenues in fiscal year 2009, 7% of our revenues in fiscal year 2008 and 15% of our revenues in fiscal year 2007 from sales of enterprise communications networks. The failure of these customers to place additional orders or to maintain these contracts with us for any reason, including any downturn in their business or financial condition or our inability to renew our contracts with these customers or obtain new contracts when they expire, could materially harm our business and impair the value of our common stock.

Our Development Contracts May Be Difficult for Us to Comply With and May Expose Us to Third-Party Claims for Damages
     We are often party to government and commercial contracts involving the development of new products. We derived approximately 20% of our revenues in both fiscal years 2009 and 2008, and 24% of our revenues in fiscal year 2007 from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones. In the past, when we have not complied with the performance obligations or project milestones in a contract, generally, the other party has not elected to terminate the contract or seek damages from us. However, we cannot assure you in the future other parties will not terminate their contracts or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.
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
     We cannot assure you our product or technology development efforts for communications products will be successful or any new products and technologies we develop, will achieve sufficient market acceptance. We may experience difficulties that could delay or prevent us from successfully selecting, developing, manufacturing or marketing new products or enhancements. In addition, defects may be found in our products after we begin deliveries that could result in the delay or loss of market acceptance. If we are unable to design, manufacture, integrate and market profitable new products for existing or emerging communications markets, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.
     In addition, we believe that significant investments in next generation broadband satellites and associated infrastructure will be required for satellite-based technologies to compete more effectively with terrestrial-based technologies in the consumer and enterprise markets. We are constantly evaluating the opportunities and investments related to the development of these next generation broadband systems. In the event we determine to make a significant investment in the development of such next generation systems, it may require us to undertake debt financing and/or the issuance of additional equity, which could expose us to increased risks and impair the value of our common stock. In addition, if we are unable to effectively or profitably design, manufacture, integrate and market such next generation technologies, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

Because Our Products are Complex and are Deployed in Complex Environments, Our Products May Have Defects That We Discover Only After Full Deployment, Which Could Seriously Harm Our Business
     We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software typically contains defects or programming flaws that can unexpectedly interfere with expected operations. In addition, our products are complex and are designed to be deployed across complex networks. Because of the nature of these products, there is no assurance that our pre-shipment testing programs will be adequate to detect all defects. As a result, our customers may discover errors or defects in our hardware or software or our products may not operate as expected after they have been fully deployed. If we are unable to cure a product defect, we could experience damage to our reputation, reduced customer satisfaction, loss of existing customers and failure to attract new customers, failure to achieve market acceptance, reduced sales opportunities, loss of revenue and market share, increased service and warranty costs, diversion of development resources, legal actions by our customers and increased insurance costs. Defects, integration issues or other performance problems in our products could also result in financial or other damages to our customers. Our customers could seek damages for related losses from us, which could seriously harm our business, financial condition and results of operations. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly. The occurrence of any of these problems would seriously harm our business, financial condition and results of operations.
     We May Experience Losses from Our Fixed-Price Contracts
     Approximately 86% of our revenues in both fiscal years 2009 and 2008, and 84% of our revenues in fiscal year 2007 were derived from government and commercial contracts with fixed prices. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. In the past, we have experienced significant cost overruns and losses on fixed-price contracts. We believe a high percentage of our contracts will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.
Our Reliance on a Limited Number of Third Parties to Manufacture and Supply Our Products Exposes Us to Various Risks
     Our internal manufacturing capacity is limited and we do not intend to expand our capability in the foreseeable future. We rely on a limited number of contract manufacturers to produce our products and expect to rely increasingly on these manufacturers in the future. In addition, some components, subassemblies and services necessary for the manufacture of our products are obtained from a sole source supplier or a limited group of suppliers.
     Our reliance on contract manufacturers and on sole source suppliers or a limited group of suppliers involves several risks. We may not be able to obtain an adequate supply of required components, and our control over the price, timely delivery, reliability and quality of finished products may be reduced. The process of manufacturing our products and some of our components and subassemblies is extremely complex. We have in the past experienced and may in the future experience delays in the delivery of and quality problems with products and components and subassemblies from vendors. Some of the suppliers we rely upon have relatively limited financial and other resources. Some of our vendors have manufacturing facilities in areas that may be prone to natural disasters and other natural occurrences that may affect their ability to perform and deliver under our contract. If we are not able to obtain timely deliveries of components and subassemblies of acceptable quality or if we are otherwise required to seek alternative sources of supply, or to manufacture our finished products or components and subassemblies internally, it could delay or prevent us from delivering our systems promptly and at high quality. This failure could damage relationships with current or prospective customers, which, in turn, could materially harm our business and impair the value of our common stock.
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
Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions and Currency Fluctuations
     Approximately 16% of our revenues in fiscal year 2009, 18% of our revenues in fiscal year 2008 and 16% of our revenues in fiscal year 2007 were derived from international sales. We anticipate international sales will account for an increasing percentage of our revenues over the next several years. Many of these international sales may be denominated in foreign currencies. Because we do not currently engage in, nor do we anticipate engaging in, material foreign currency hedging transactions related to international sales, a decrease in the value of foreign currencies relative to the United States dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.
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
     In addition, some of our customer purchase agreements are governed by foreign laws, which may differ significantly from United States laws. We may be limited in our ability to enforce our rights under these agreements and to collect damages, if awarded. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.

     Our Reliance on United States Government Contracts Exposes Us to Significant Risks
     Our government systems segment revenues were approximately 62% of our revenues in fiscal year 2009, 56% of our revenues in fiscal year 2008 and 54% of our revenues in fiscal year 2007, and were derived from United States government applications. Our United States government business will continue to represent a significant portion of our revenues for the foreseeable future. United States government business exposes us to various risks, including:
•	unexpected contract or project terminations or suspensions,

•	unpredictable order placements, reductions or cancellations,

•	reductions in government funds available for our projects due to government policy changes, budget cuts and contract adjustments,

•	the ability of competitors to protest contractual awards,

•	penalties arising from post-award contract audits,

•	the reduction in the value of our contracts as a result of the routine audit and investigation of our costs by United States government agencies,

•	higher-than-expected final costs, particularly relating to software and hardware development, for work performed under contracts where we commit to specified deliveries for a fixed price,

•	limited profitability from cost-reimbursement contracts under which the amount of profit is limited to a specified amount, and

•	unpredictable cash collections of unbilled receivables that may be subject to acceptance of contract deliverables by the customer and contract close-out procedures, including government approval of final indirect rates.
     In addition, substantially all of our United States government backlog scheduled for delivery can be terminated at the convenience of the United States government because our contracts with the United States government typically provide that orders may be terminated with limited or no penalties. If we are unable to address any of the risks described above, or if we were to lose all or a substantial portion of our sales to the United States government, it could materially harm our business and impair the value of our common stock.
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
•	incur or assume additional indebtedness,

•	sell, transfer or otherwise dispose of assets,

•	make investments and acquisitions,

•	make capital expenditures,

•	grant, incur or suffer to exist liens,

•	pay dividends and make certain restricted payments,

•	enter into transactions with affiliates, and

•	merge with other business entities.
     In addition, the line of credit requires us to satisfy the following financial covenants:
•	maximum leverage ratio, and

•	minimum interest coverage ratio.
     In the past we have violated our credit facility covenants and received waivers for these violations. We cannot assure that we will be able to comply with our financial or other covenants or that any covenant violations will be waived in the future. Any violation not waived could result in an event of default, permitting the lenders to suspend commitments to make any advance, to declare notes and interest thereon due and payable and to require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to comply with our financial or other covenants, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms acceptable to us, if at all.
We Expect to Incur Research and Development Costs, Which Could Significantly Reduce Our Profitability
     Our future growth depends on penetrating new markets, adapting existing communications products to new applications and introducing new communications products that achieve market acceptance. Accordingly, we are actively applying our communications expertise to design and develop new hardware and software products and enhance existing products. We spent $29.6 million in fiscal year 2009, $32.3 million in fiscal year 2008 and $21.6 million in fiscal year 2007 in research and development activities. We expect to continue to spend discretionary funds on research and development in the near future. The amount of funds spent on research and development projects is dependent on the amount and mix of customer-funded development, the types of technology being developed and the affordability of the technology being developed. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the near future. Our research and development program may not produce successful results, which could materially harm our business and impair the value of our common stock.
     Our Ability to Protect Our Proprietary Technology is Limited
     Our success depends significantly on our ability to protect our proprietary rights to the technologies we use in our products and services. If we are unable to protect our proprietary rights adequately, our competitors could use the intellectual property we have developed to enhance their own products and services, which could materially harm our business and impair the value of our common stock. We generally rely on a combination of copyrights, patents, trademarks and trade secret laws and contractual rights to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our technology is difficult, and we do not know whether the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as extensively as in the United States. While we are not dependent on any individual patents, if we are unable to protect our proprietary rights, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time and effort required to create the innovative products. Also, we have delivered certain technical data and information to the United States government under procurement contracts, and it may have unlimited rights to use that technical data and information. There can be no assurance that the United States government will not authorize others to use that data and information to compete with us.
We May be Subject to Intellectual Property Infringement Claims That are Costly and Time Consuming to Defend and Could Restrict Our Ability to Conduct Business
     Litigation may often be necessary to protect our intellectual property rights and trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. We believe infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will likely be asserted against us in the future. The asserted claims or initiated litigation can include claims against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products, or components of those products. Regardless of the merit of these claims, intellectual property litigation can be time consuming and result in costly litigation and diversion of technical and management personnel. Any such litigation could force us to stop selling, incorporating or using our products that include the challenged intellectual property or redesign those products that use the technology. In addition, if a party accuses us of infringing upon its proprietary rights, we may have to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all. If we are unsuccessful in any such litigation, we could be subject to significant liability for damages and loss of our proprietary rights. Any of these results could have a material adverse effect on our business, financial condition and results of operations. If our products are found to infringe upon the rights of third parties, we may be forced to incur substantial costs to develop alternative products. We cannot assure you we would be able to develop alternative products or, if these alternative products were developed, they would perform as required or be accepted in the applicable markets.
     We Rely on the Availability of Third-Party Licenses
     Many of our products are designed to include software or other intellectual property licensed from third parties. It may be necessary in the future to seek or renew licenses relating to various elements of the technology used to develop these products. We cannot assure you that our existing and future third-party licenses will be available to us on commercially reasonable terms, if at all. Our inability to maintain or obtain any third-party license required to sell or develop our products and product enhancements could require us to obtain substitute technology of lower quality or performance standards, or at greater cost.
     Adverse Resolution of Litigation May Harm Our Operating Results or Financial Condition
     We are a party to various lawsuits and claims in the normal course of our business. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, financial condition and results of operations. For additional information regarding litigation in which we are involved, see Item 3, “Legal Proceedings,” contained in Part I of this report.
     Any Failure to Successfully Integrate Strategic Acquisitions Could Adversely Affect Our Business
     In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include:
•	the difficulty in integrating newly acquired businesses and operations in an efficient and effective manner,

•	the challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions,

•	the risk our markets do not evolve as anticipated and the technologies acquired do not prove to be those needed to be successful in those markets,

•	the potential loss of key employees of the acquired businesses,

•	the risk of diverting the attention of senior management from the operations of our business,

•	the risks of entering markets in which we have less experience, and

•	the risks of potential disputes concerning indemnities and other obligations that could result in substantial costs and further divert management’s attention and resources.
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

Exports of Our Defense Products are Subject to the International Traffic in Arms Regulations and Require a License from the United States Department of State Prior to Shipment
     We must comply with the United States Export Administration Regulations and the International Traffic in Arms Regulations (ITAR). Our products that have military or strategic applications are on the munitions list of the ITAR and require an individual validated license in order to be exported to certain jurisdictions. Any changes in export regulations may further restrict the export of our products, and we may cease to be able to procure export licenses for our products under existing regulations. The length of time required by the licensing process can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. Any restriction on the export of a significant product line or a significant amount of our products could cause a significant reduction in net sales.
     Adverse Regulatory Changes Could Impair Our Ability to Sell Products
     Our products are incorporated into wireless communications systems that must comply with various domestic and foreign government regulations, including those of the FCC. In addition, we operate and provide services to customers through the use of several satellite earth hub stations, which are licensed by regulatory authorities such as the FCC. Regulatory changes, including changes in the allocation of available frequency spectrum and in the military standards and specifications that define the current satellite networking environment, could materially harm our business by (1) restricting development efforts by us and our customers, (2) making our current products less attractive or obsolete or (3) increasing the opportunity for additional competition. Changes in, or our failure to comply with, applicable regulations could materially harm our business and impair the value of our common stock. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for these products and services, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this government approval process have caused and may continue to cause our customers to cancel, postpone or reschedule their installation of communications systems. This, in turn, may have a material adverse effect on our sales of products to our customers.
Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence Over Matters Requiring Stockholder Approval
     As of May 22, 2009, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 16% of our common stock. Accordingly, these stockholders may be able to influence substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of our company even if such a transaction would be beneficial to our other stockholders.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     Our worldwide headquarters are located at our Carlsbad, California campus, consisting of approximately 425,000 square feet, under leases expiring between fiscal year 2017 and fiscal year 2019. In addition to our Carlsbad campus, we have facilities consisting of (1) approximately 20,000 square feet in San Diego, California under a lease expiring in 2015, (2) approximately 146,000 square feet in Duluth, Georgia under a lease expiring in 2016, (3) approximately 48,000 square feet in Germantown, Maryland with a lease expiring in 2011, (4) approximately 44,000 square feet in Gilbert, Arizona under a lease expiring in 2014 and (5) approximately 34,000 square feet in Cleveland, Ohio under a lease expiring in 2016. We also maintain offices or a sales presence in Arlington (Virginia), Boston (Massachusetts), Linthicum Heights (Maryland), Denver (Colorado), Tampa (Florida), Australia, Canada, China, India, Italy, Spain and Switzerland. Although we believe that our existing facilities are suitable and adequate for our present purposes, we anticipate operating additional regional sales offices in fiscal year 2010 and beyond. Each of our segments uses each of these facilities.
ITEM 3. LEGAL PROCEEDINGS
     From time to time, we are involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, financial condition, results of operations or liquidity. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period.
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

	High	Low
Fiscal 2008
First Quarter	$35.87	$29.61
Second Quarter	32.97	25.20
Third Quarter	36.49	28.23
Fourth Quarter	34.98	19.20
Fiscal 2009
First Quarter	$22.58	$19.29
Second Quarter	27.74	20.01
Third Quarter	24.43	15.42
Fourth Quarter	23.83	16.25
     As of May 22, 2009 there were 992 holders of record of our common stock. A substantially greater number of holders of ViaSat common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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
Recent Sales of Unregistered Securities
     There were no unregistered sales of equity securities during fiscal year 2009.

ITEM 6. SELECTED FINANCIAL DATA
     The following table provides our selected financial information for each of the fiscal years in the five-year period ended April 3, 2009. The data as of and for each of the fiscal years in the five-year period ended April 3, 2009 have been derived from our audited financial statements. You should consider the financial statement data provided below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes which are included elsewhere in this Annual Report.

	Fiscal Years Ended
	April 3,	March 28,	March 30,	March 31,	April 1,
(In thousands, except per share data)	2009	2008	2007	2006	2005
Statement of Income Data:
Revenues	$628,179	$574,650	$516,566	$433,823	$345,939
Operating expenses:
Cost of revenues	446,824	413,520	380,092	325,271	262,260
Selling, general and administrative	98,624	76,365	69,896	57,059	48,631
Independent research and development	29,622	32,273	21,631	15,757	8,082
Amortization of acquired intangible assets	8,822	9,562	9,502	6,806	6,642

Income from operations	44,287	42,930	35,445	28,930	20,324
Interest income (expense), net	954	5,155	1,741	(200)	304

Income before income taxes and minority interest	45,241	48,085	37,186	28,730	20,628
Provision for income taxes	6,794	13,521	6,755	5,105	1,246
Minority interest in net earnings of subsidiary, net of tax	116	1,051	265	110	115

Net income	$38,331	$33,513	$30,166	$23,515	$19,267

Basic net income per share	$1.25	$1.11	$1.06	$0.87	$0.72

Diluted net income per share	$1.20	$1.04	$0.98	$0.81	$0.68

Shares used in computing basic net income per share	30,772	30,232	28,589	27,133	26,749

Shares used in computing diluted net income per share	31,884	32,224	30,893	28,857	28,147

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$63,491	$125,219	$103,392	$36,887	$14,741
Working capital	203,390	248,251	187,406	152,907	138,859
Total assets	622,942	551,094	483,939	365,069	301,825
Other liabilities	24,718	17,290	13,273	7,625	3,911
Total stockholders’ equity	458,748	404,140	348,795	263,298	226,283
     Net income for fiscal years 2009, 2008 and 2007 included stock-based compensation expense of approximately $9.8 million, $7.1 million and $5.0 million, respectively, recorded under Statement of Financial Accounting Standards (SFAS) No. 123 (SFAS 123R), “Share-Based Payment” adopted on April 1, 2006 and upon our review of stock option grant procedures in fiscal year 2007.
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
     In fiscal year 2008, we announced a change in the composition of our segments to reflect the realignment of the organization with our strategic initiatives. We conduct our business through three segments: government systems, commercial networks and satellite services. Prior fiscal year information has been recast to facilitate comparisons to the newly established reportable segments.

     Government Systems
     Our government business encompasses specialized products principally serving defense customers and includes:
•	Data links, including MIDS terminals, MIDS Joint Tactical Radio System (MIDS JTRS) development and UAV technologies,

•	Information security and assurance products and services, which enable military and government users to communicate secure information over secure and non-secure networks, and

•	Government satellite communication systems and products, including UHF DAMA satellite communications products consisting of modems, terminals and network control systems, and innovative broadband solutions to government customers to increase available bandwidth using existing satellite capacity.
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
     With expertise in commercial satellite network engineering, gateway construction and remote terminal manufacturing for all types of interactive communications services, we have the ability to take overall responsibility for designing, building, initially operating and then handing over a fully operational, customized satellite network serving a variety of markets and applications. In addition, based on our advanced satellite technology and systems integration experience, we have developed products addressing five key broadband markets: enterprise, consumer, in-flight, maritime and ground mobile applications.
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

     Our products are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Historically, fixed-price contracts, which require us to provide products and services under a contract at a specified price, comprised approximately 86% of our revenues for both fiscal years 2009 and 2008, and 84% of our revenues for fiscal year 2007. The remainder of our annual revenue was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).
     Historically, a significant portion of our revenues are from contracts for the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development were approximately $126.7 million or 20% of our total revenues during fiscal year 2009, $112.2 million or 20% of our total revenues during fiscal year 2008, and $122.9 million or 24% of our total revenues during fiscal year 2007.
     We also incur independent research and development expenses, which are not directly funded by a third party. Independent research and development expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development programs. Independent research and development expenses were approximately 5%, 6% and 4% of revenues during fiscal years 2009, 2008 and 2007, respectively. As a government contractor, we are able to recover a portion of our independent research and development expenses pursuant to our government contracts.
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

     Revenue recognition
     A substantial portion of our revenues is derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to these contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract or as products are shipped under the units-of-delivery method.
     The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During fiscal years 2009, 2008 and 2007, we recorded losses of approximately $5.4 million, $7.9 million and $4.5 million, respectively, related to loss contracts.
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
     We believe we have established appropriate systems and processes to enable us to reasonably estimate future cost on our programs through regular quarterly evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we would disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of April 3, 2009 would change our income before income taxes and minority interest by approximately $0.4 million.
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
     When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value in accordance with Emerging Issues Task Force 00-21 (EITF 00-21), “Accounting for Multiple Element Revenue Arrangements,” and recognized when the applicable revenue recognition criteria for each element have been met. The amount of product and service revenue recognized is impacted by our judgments as to whether an arrangement includes multiple elements and, if so, whether sufficient objective and reliable evidence of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish evidence for those elements could affect the timing of revenue recognition.

     Accounting for stock-based compensation
     At April 3, 2009, we had stock-based compensation plans described in Note 6 to the Consolidated Financial Statements. We grant options to purchase our common stock and award restricted stock units to our employees and directors under our equity compensation plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our employee stock purchase plan. The benefits provided under these plans are stock-based payments subject to the provisions of revised SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the fiscal year ended April 3, 2009 was $3.9 million, $4.8 million and $1.1 million for employee stock options (including stock options assumed in business combination), restricted stock units and the employee stock purchase plan, respectively. Stock-based compensation expense recognized under SFAS 123R for the fiscal year ended March 28, 2008 was $3.9 million, $2.4 million and $0.8 million for employee stock options (including stock options assumed in a business combination), restricted stock units and the employee stock purchase plan, respectively. Stock-based compensation expense recognized under SFAS 123R for the fiscal year ended March 30, 2007 was $1.9 million, $1.2 million and $0.8 million for employee stock options, restricted stock units and the employee stock purchase plan, respectively. At April 3, 2009, there was $6.4 million, $13.2 million and $0.3 million in unrecognized compensation expense related to unvested stock options (including stock options assumed in business combination), restricted stock units and the employee stock purchase plan, respectively, which is expected to be recognized over a weighted average period of 2.1 years, 2.8 years and less than six months, respectively.
     The determination of the fair value of stock-based payment awards on the date of grant using an option pricing model (Black-Scholes model) is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.
     If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate stock-based compensation under SFAS 123R. Option pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our stock-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee stock-based awards is determined in accordance with SFAS 123R, SAB 107, “Share-Based Payment,” and SAB 110, “Year-End Help For Expensing Employee Stock Options,” using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
     Estimates of stock-based compensation expense can be significant to our financial statements, but this expense is based on option valuation models and will never result in the payment of cash by us. The guidance in SFAS 123R, SAB 107 and SAB 110 is relatively new and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.
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

     Our expected volatility is a measure of the amount by which our stock price is expected to fluctuate. The estimated volatility for stock options and employee stock purchase rights is based on the historical volatility calculated using the daily stock price of our stock over a recent historical period equal to the expected term. The risk-free interest rate that we use in determining the fair value of our stock-based awards is based on the implied yield on United States Treasury zero-coupon issues with remaining terms equivalent to the expected term of our stock-based awards.
     The expected life of employee stock options represents the calculation using the “simplified” method for “plain vanilla” options applied consistently to all “plain vanilla” options, consistent with the guidance in SAB 107. In December 2007, the Securities and Exchange Commission (SEC) issued SAB 110 to amend the SEC’s views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of options in accordance with SFAS 123R. Due to significant changes in our option terms in October of 2006 and lack of sufficient history, we will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110. For the expected option life, we have what SAB 107 defines as “plain-vanilla” stock options, and therefore use a simple average of the vesting period and the contractual term for options as permitted by SAB 107. The weighted average expected life of employee stock options granted during the fiscal year ended April 3, 2009, derived from the “simplified” method was 4.1 years. The expected term or life of employee stock purchase rights issued represents the expected period of time from the date of grant to the estimated date that the stock purchase right under our employee stock purchase plan would be fully exercised.
     Allowance for doubtful accounts
     We make estimates of the collectability of our accounts receivable based on historical bad debts, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a significant portion of our sales has been to the United States government. More recently, commercial customers have comprised a larger part of our revenues. Our accounts receivable balance was $164.1 million, net of allowance for doubtful accounts of $0.4 million, as of April 3, 2009, and our accounts receivable balance was $155.5 million, net of allowance for doubtful accounts of $0.3 million, as of March 28, 2008.
     Warranty reserves
     We provide limited warranties on our products for periods of up to five years. We record a liability for our warranty obligations when we ship the products or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, we estimate the warranty costs based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failures that may occur. It is possible that our underlying assumptions will not reflect the actual experience, and in that case, we will make future adjustments to the recorded warranty obligation.
     Goodwill and other intangible assets
     We account for our goodwill under SFAS 142, “Goodwill and Other Intangible Assets.” The SFAS 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. Reporting units within our government systems and commercial networks segments have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value, if any, represents the amount of goodwill impairment. We test goodwill for impairment during the fourth quarter every fiscal year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.
     We estimate the fair values of the related operations using discounted cash flows and other indicators of fair value. We base the forecast of future cash flows on our best estimate of the future revenues and operating costs, which we derive primarily from existing firm orders, expected future orders, contracts with suppliers, labor agreements and general market conditions. Changes in these forecasts could cause a particular reporting unit to either pass or fail the first step in the SFAS 142 goodwill impairment model, which could significantly influence whether a goodwill impairment needs to be recorded. We adjust the cash flow forecasts by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation. In applying the first step, which is identification of any impairment of goodwill, no impairment of goodwill has resulted.
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
     Impairment of long-lived assets (property, equipment and satellite, and other intangible assets)
     In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess potential impairments to our long-lived assets, including property, equipment and satellite and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. We have not identified any such impairment.
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
     On March 31, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No.109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
     We are subject to income taxes in the United States and numerous foreign jurisdictions. In the ordinary course of business there are calculations and transactions where the ultimate tax determination is uncertain. In addition, changes in tax laws and regulations as well as adverse judicial rulings could adversely affect the income tax provision. We believe we have adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. However, if these provided amounts prove to be more than what is necessary, the reversal of the reserves would result in tax benefits being recognized in the period in which we determine that provision for the liabilities is no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense would result.
Valuation allowance on deferred tax assets
     Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with SFAS 109, net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We maintained a valuation allowance of $2.1 million and $1.0 million against deferred tax assets at April 3, 2009 and March 28, 2008, respectively, relating to state net operating loss carryforwards and research credit carryforwards available to reduce state income taxes.

Results of Operations
     The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

Fiscal Years Ended	April 3, 2009	March 28, 2008	March 30, 2007
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	71.1	72.0	73.6
Selling, general and administrative	15.7	13.3	13.5
Independent research and development	4.7	5.6	4.2
Amortization of intangible assets	1.4	1.6	1.8

Income from operations	7.1	7.5	6.9
Income before income taxes	7.2	8.4	7.2
Provision for income taxes	1.1	2.4	1.3

Net income	6.1	5.8	5.8

Fiscal Year 2009 Compared to Fiscal Year 2008
     Revenues

			Dollar	Percentage
	Fiscal Years Ended		Increase	Increase
	April 3, 2009	March 28, 2008	(Decrease)	(Decrease)
(In millions, except percentages)
Revenues	$628.2	$574.7	$53.5	9.3%
     The increase in revenues from $574.7 million in fiscal year 2008 to $628.2 million during fiscal year 2009 was primarily due to higher customer awards received during our fiscal year 2009 of $728.4 million compared to $560.0 million in fiscal year 2008, and the conversion of a portion of those awards into revenues. Increased revenues were experienced in our government systems segment, which increased by $69.1 million, and our satellite services segment, which increased by $1.9 million, offset by a decrease in our commercial networks segment of $17.5 million. The revenue increase in our government systems segment was primarily derived from higher sales of $45.5 million in information assurance products and development programs, $29.6 million in next generation military satellite communication systems and $6.0 million in video data link systems, offset by a decrease in sales of $10.8 million in next generation tactical data link development and a decrease of $1.1 million in sales from our majority-owned subsidiary, TrellisWare. Our satellite services segment revenue increase of approximately $1.9 million was primarily derived from service arrangements supporting both the mobile broadband and enterprise managed networks services markets. Our commercial networks segment revenue decrease was mainly due to a $34.0 million reduction in consumer broadband products sales and a $2.2 million reduction in enterprise VSAT product sales, offset by a $19.2 million increase in sales of mobile satellite systems programs.
     Cost of revenues

			Dollar	Percentage
	Fiscal Years Ended		Increase	Increase
	April 3, 2009	March 28, 2008	(Decrease)	(Decrease)
	(In millions, except percentages)
Cost of revenues	$446.8	$413.5	$33.3	8.1%
Percentage of revenues	71.1%	72.0%
     The increase in cost of revenues from $413.5 million during fiscal year 2008 to $446.8 million in fiscal year 2009 was primarily due to our increased revenues year-over-year. However, we did experience a slight year-over-year decrease in cost of revenues as a percentage of revenues from 72.0% to 71.1%. This improvement was due to product cost reductions of approximately $6.3 million in our government systems segment mainly from next generation military satellite communication systems programs, offset by an increase in cost of revenues of $4.0 million in our commercial networks segment from lower margin next generation broadband development programs in fiscal year 2009 compared to last fiscal year. Cost of revenues for fiscal years 2009 and 2008 included approximately $2.5 million and $1.8 million, respectively, in stock-based compensation expense. Cost of revenues may fluctuate in future periods depending on the mix of products sold and services provided, competition, new product introduction costs and other factors.

     Selling, general and administrative expenses

			Dollar	Percentage
	Fiscal Years Ended		Increase	Increase
	April 3, 2009	March 28, 2008	(Decrease)	(Decrease)
	(In millions, except percentages)
Selling, general and administrative	$98.6	$76.4	$22.3	29.1%
Percentage of revenues	15.7%	13.3%
     The increase in selling, general and administrative (SG&A) expenses in fiscal year 2009 compared to fiscal year 2008 was primarily attributable to higher selling and new business proposal costs of approximately $4.1 million for new contract awards, increased support costs related to business growth of approximately $14.4 million, increased support costs related to our ViaSat-1 satellite of $2.1 million and an increase of approximately $1.6 million in stock-based compensation expense. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government, commercial and satellite service sales opportunities.
     Independent research and development

			Dollar	Percentage
	Fiscal Years Ended		Increase	Increase
	April 3, 2009	March 28, 2008	(Decrease)	(Decrease)
	(In millions, except percentages)
Independent research and development	$29.6	$32.3	$(2.7)	(8.2)%
Percentage of revenues	4.7%	5.6%
     The year-over-year decrease in independent research and development (IR&D) expenses of approximately $2.7 million reflects a year-over-year decrease in our commercial networks segment of $4.8 million for fiscal year 2009 when compared to fiscal year 2008, offset by an increase in our government systems segment of $2.2 million. The lower IR&D expenses were principally due to a shift of some of our efforts from internal development projects to customer-funded development.
     Amortization of intangible assets The intangible assets from prior acquisitions are being amortized over estimated useful lives ranging from eight months to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized.
     The expected amortization expense of long-lived acquired intangible assets for the next five fiscal years is as follows:

Amortization
(In thousands)
Expected for fiscal year 2010	$5,588
Expected for fiscal year 2011	4,826
Expected for fiscal year 2012	3,600
Expected for fiscal year 2013	1,047
Expected for fiscal year 2014	646
Thereafter	948

$16,655

     Interest income Interest income decreased to $1.5 million for fiscal year 2009 from $5.7 million for fiscal year 2008 due to lower interest rates on our investments and lower average invested cash balances during year-over-year.
     Interest expense Interest expense decreased slightly to $0.5 million for fiscal year 2009 from $0.6 million for fiscal year 2008. Commitment fees on our line of credit availability remained substantially the same for each period. We had no outstanding borrowings under our line of credit at April 3, 2009 and March 28, 2008.

     Provision for income taxes The decrease in the effective rate from 15.0% in fiscal year 2009 compared to 28.1% in fiscal year 2008 was primarily due to increased federal tax credits in fiscal year 2009 as the federal research credit in fiscal year 2009 included fifteen months of the credit compared to only nine months in fiscal year 2008 as a result of the October 2008 reinstatement of the credit retroactively from January 1, 2008.
Our Segment Results Fiscal Year 2009 Compared to Fiscal Year 2008
     Government systems segment
     Revenues

			Dollar	Percentage
	Fiscal Years Ended		Increase	Increase
	April 3, 2009	March 28, 2008	(Decrease)	(Decrease)
(In millions, except percentages)
Revenues	$388.7	$319.5	$69.1	21.6%
     Our year-over-year government systems segment revenues increased primarily due to higher customer awards of $407.3 million during fiscal year 2009 compared to $306.2 million in fiscal year 2008, and the conversion of a portion of those awards into revenues. The $69.1 million revenue increase was generated from higher sales of information assurance products and development programs of $45.5 million, next generation military satellite communication systems of $29.6 million and video data link systems of $6.0 million, offset by a revenue decrease of $10.8 million in next generation tactical data link development and a $1.1 million revenue decrease from our majority-owned subsidiary, TrellisWare.
     Segment operating profit

			Dollar	Percentage
	Fiscal Years Ended		Increase	Increase
	April 3, 2009	March 28, 2008	(Decrease)	(Decrease)
	(In millions, except percentages)
Segment operating profit	$57.0	$45.8	$11.2	24.5%
Percentage of segment revenues	14.7%	14.3%
     Government systems segment operating profits increased in fiscal year 2009 when compared to fiscal year 2008 primarily due to increased revenues and related product contributions of $27.7 million, offset by $14.3 million in higher selling, support and new business proposal costs, and a $2.2 million increase in IR&D costs.
     Commercial networks segment
     Revenues

			Dollar	Percentage
	Fiscal Years Ended		Increase	Increase
	April 3, 2009	March 28, 2008	(Decrease)	(Decrease)
(In millions, except percentages)
Revenues	$230.8	$248.3	$(17.5)	(7.0)%
     The decrease in our commercial networks segment fiscal year 2009 revenues compared to fiscal year 2008 primarily resulted from reduced consumer broadband products revenues of $34.0 million and a $2.2 million revenue reduction from enterprise VSAT products, offset by a $19.2 million revenue increase from our mobile satellite systems programs.
     Segment operating profit

			Dollar	Percentage
	Fiscal Years Ended		Increase	Increase
	April 3, 2009	March 28, 2008	(Decrease)	(Decrease)
	(In millions, except percentages)
Segment operating profit	$0.1	$9.8	$(9.7)	(99.4)%
Percentage of segment revenues	0.0%	3.9%

     Our commercial networks segment operating profit decreased in fiscal year 2009 from fiscal year 2008 primarily due to higher selling, support and new business proposal costs of $6.0 million. We also experienced operating profit decreases due to the addition of certain consumer product programs for next generation broadband equipment yielding lower margins compared to prior year. These operating profit decreases were slightly offset by better program performance in our antenna systems products group totaling approximately $1.8 million and in our mobile satellite systems programs totaling approximately $1.7 million.
     Satellite services segment
     Revenues

			Dollar	Percentage
	Fiscal Years Ended		Increase	Increase
	April 3, 2009	March 28, 2008	(Decrease)	(Decrease)
(In millions, except percentages)
Revenues	$8.7	$6.8	$1.9	27.6%
     Our satellite services segment experienced a slight revenue increase year-over-year. These revenues were primarily derived from service arrangements supporting both the mobile broadband and enterprise managed networks services markets.
     Segment operating loss

			Dollar	Percentage
	Fiscal Years Ended		Increase	Increase
	April 3, 2009	March 28, 2008	(Decrease)	(Decrease)
	(In millions, except percentages)
Segment operating loss	$(4.0)	$(2.9)	$(1.1)	(39.5)%
Percentage of segment revenues	(45.8)%	(41.8)%
     The increase in satellite services segment operating losses of $1.1 million in fiscal year 2009 when compared to fiscal year 2008 was primarily driven by a $2.1 million increase in legal and support costs related to our ViaSat-1 satellite, offset by approximately $1.0 million in contributions from satellite services segment revenue growth, net of cost of revenues.
Fiscal Year 2008 Compared to Fiscal Year 2007
     Revenues

			Dollar	Percentage
	Fiscal Years Ended		Increase	Increase
	March 28, 2008	March 30, 2007	(Decrease)	(Decrease)
(In millions, except percentages)
Revenues	$574.7	$516.6	$58.1	11.2%
     The increase in revenues from $516.6 million to $574.7 million was due to higher customer awards received during our fiscal year 2008 of $560.0 million compared to $525.0 million in fiscal year 2007, and the conversion of certain of those awards into revenues. Increased revenues were experienced in all three of our government systems, commercial networks and satellite services segments. The revenue increase in our government systems segment was primarily derived from increased sales of next generation military satellite communication systems of approximately $25.3 million, tactical data link products of approximately $5.9 million, video data link systems of approximately $4.1 million, certain government information assurance products of approximately $2.4 million and $3.3 million from TrellisWare, our majority-owned subsidiary. Our commercial networks segment revenue increase was primarily derived from increased sales of consumer broadband products of approximately $23.7 million and $14.8 million in higher sales from our antenna systems products, offset by a $25.3 million reduction in enterprise VSAT product sales.
     Cost of revenues

			Dollar	Percentage
	Fiscal Years Ended		Increase	Increase
	March 28, 2008	March 30, 2007	(Decrease)	(Decrease)
	(In millions, except percentages)
Cost of revenues	$413.5	$380.1	$33.4	8.8%
Percentage of revenues	72.0%	73.6%

     The increase in cost of revenues from $380.1 million to $413.5 million was primarily due to our increased revenues. However, we did experience a decrease in the cost of revenues as a percent of revenues from 73.6% in fiscal year 2007 to 72.0% in fiscal year 2008. This improvement was primarily due to product cost reductions in our consumer and mobile broadband products totaling approximately $6.7 million and better program performance in our antenna systems product group totaling approximately $6.0 million. Cost of revenues in each of fiscal year 2008 and fiscal year 2007 included approximately $1.8 million in stock-based compensation expense, respectively.
Selling, general and administrative expenses

			Dollar	Percentage
	Fiscal Years Ended		Increase	Increase
	March 28, 2008	March 30, 2007	(Decrease)	(Decrease)
	(In millions, except percentages)
Selling, general and administrative	$76.4	$69.9	$6.5	9.3%
Percentage of revenues	13.3%	13.5%
     The increase in SG&A expenses year-over-year was primarily attributable to higher support costs of approximately $1.0 million and higher selling and proposal costs of approximately $4.6 million to support our anticipated future revenue growth, and approximately $4.7 million in stock-based compensation expense recorded in fiscal year 2008 versus $2.9 million in fiscal year 2007. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.
     Independent research and development

			Dollar	Percentage
	Fiscal Years Ended		Increase	Increase
	March 28, 2008	March 30, 2007	(Decrease)	(Decrease)
	(In millions, except percentages)
Independent research and development	$32.3	$21.6	$10.6	49.2%
Percentage of revenues	5.6%	4.2%
     The increase in IR&D expenses reflected year-over-year increases derived from the government systems segment of $6.5 million and the commercial networks segment of $4.1 million. The higher IR&D expenses were principally for the development of next generation information assurance, UAV technology, next generation broadband equipment and mobile antenna technologies and reflected our recognition of certain opportunities in these markets and the need to invest in the development of new technologies to meet these opportunities.
     Amortization of Intangible Assets The intangible assets from prior acquisitions are being amortized over estimated useful lives ranging from eight months to ten years. The amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized.
     Interest Income Interest income increased to $5.7 million for fiscal year 2008 from $2.2 million for fiscal year 2007 due to higher average invested cash balances year-over-year.
     Interest Expense Interest expense increased to $0.6 million for fiscal year 2008 from $0.4 million for fiscal year 2007, primarily due to the accretion of interest on a borrowing agreement entered into in the fourth quarter of fiscal year 2007. Commitment fees on our line of credit availability remained the same year-over-year. At March 28, 2008 and March 30, 2007, we had no outstanding borrowings under our line of credit.

     Provision for Income Taxes The increase in the effective rate for fiscal year 2008 compared to fiscal year 2007 was primarily due to reduced federal tax credits in fiscal year 2008 as the research credit was available for only nine months in fiscal year 2008 compared to fifteen months in fiscal year 2007 due to reinstatement of the credit retroactively to January 1, 2006.
Our Segment Results Fiscal Year 2008 Compared to Fiscal Year 2007
     Government systems segment
     Revenues

			Dollar	Percentage
	Fiscal Years Ended		Increase	Increase
	March 28, 2008	March 30, 2007	(Decrease)	(Decrease)
(In millions, except percentages)
Revenues	$319.5	$278.4	$41.2	14.8%
     Our government systems segment revenues increased primarily due to a higher beginning backlog and the receipt of $306.2 million in awards during fiscal year 2008. The $41.2 million revenue increase was comprised of higher year-over-year sales of approximately $25.3 million in next generation military satellite communication systems, approximately $5.9 million from tactical data link products, approximately $4.1 million from sales of video data link systems, approximately $2.4 million from certain government information assurance products and $3.3 million increase in sales at TrellisWare, our majority-owned subsidiary.
     Segment operating profit

			Dollar	Percentage
	Fiscal Years Ended		Increase	Increase
	March 28, 2008	March 30, 2007	(Decrease)	(Decrease)
	(In millions, except percentages)
Segment operating profit	$45.8	$42.8	$3.0	7.0%
Percentage of segment revenues	14.3%	15.4%
     Our government systems segment operating profits increased primarily due to the increased revenues of $41.2 million, offset by additional IR&D spending of $6.5 million, growth in SG&A expenses of $4.0 million from higher selling and support costs, and additional non-cash stock-based compensation charges of $0.8 million.
     Commercial networks segment
     Revenues

			Dollar	Percentage
	Fiscal Years Ended		Increase	Increase
	March 28, 2008	March 30, 2007	(Decrease)	(Decrease)
(In millions, except percentages)
Revenues	$248.3	$231.5	$16.8	7.2%
     Our commercial networks segment revenue growth was primarily derived from higher consumer broadband sales of approximately $23.7 million combined with $14.8 million in higher sales from our antenna systems products. These increases were offset by a $25.3 million reduction in enterprise VSAT product sales, resulting in total year-over-year commercial networks segment increases of $16.8 million.
     Segment operating profit

			Dollar	Percentage
	Fiscal Years Ended		Increase	Increase
	March 28, 2008	March 30, 2007	(Decrease)	(Decrease)
	(In millions, except percentages)
Segment operating profit	$9.8	$4.3	$5.5	129.1%
Percentage of segment revenues	3.9%	1.8%

     Operating profit growth of $5.5 million in our commercial networks segment was primarily driven by improved performance of consumer broadband products, which contributed to product cost reductions of approximately $6.7 million year-over-year. This was offset by a decrease in operating profit associated with reduced enterprise VSAT product sales and an increase in non-cash stock-based compensation expense of approximately $1.3 million.
     Satellite services segment
     Revenues

			Dollar	Percentage
	Fiscal Years Ended		Increase	Increase
	March 28, 2008	March 30, 2007	(Decrease)	(Decrease)
(In millions, except percentages)
Revenues	$6.8	$6.7	$0.1	1.9%
     Our satellite services segment experienced revenues relatively flat year-over-year. These revenues were primarily derived from service arrangements supporting both the mobile broadband and enterprise managed networks services markets.
     Segment operating loss

			Dollar	Percentage
	Fiscal Years Ended		Increase	Increase
	March 28, 2008	March 30, 2007	(Decrease)	(Decrease)
	(In millions, except percentages)
Segment operating loss	$(2.9)	$(1.7)	$(1.2)	(67.8)%
Percentage of segment revenues	(41.8)%	(25.4)%
     The increase in satellite services segment operating losses of $1.2 million was primarily driven by the write-off of a certain receivable due to a customer bankruptcy in our managed broadband services business.
Backlog
     Total new awards for us were $728.4 million for fiscal year 2009 compared to $560.0 million for fiscal year 2008. New contract awards in fiscal year 2009 were a record for the company.
     As reflected in the table below, both funded and firm backlog increased during fiscal year 2009 primarily due to some expected large contract awards that we began pursuing in fiscal year 2008 and for which negotiations were completed in fiscal year 2009.

	April 3, 2009	March 28, 2008
	(In millions)
Firm backlog
Government Systems segment	$225.6	$206.8
Commercial Networks segment	238.7	154.5
Satellite Services segment	10.3	13.1

Total	$474.6	$374.4

Funded backlog
Government Systems segment	$209.1	$186.1
Commercial Networks segment	187.1	154.5
Satellite Services segment	10.3	13.1

Total	$406.5	$353.7

Contract options	$25.6	$39.3

     The firm backlog does not include contract options. Of the $474.6 million in firm backlog, approximately $323.6 million is expected to be delivered in fiscal year 2010, and the balance is expected to be delivered in fiscal year 2011 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.

     Backlog is not necessarily indicative of future sales. A majority of our contracts can be terminated at the convenience of the customer. Orders are often made substantially in advance of delivery, and our contracts typically provide that orders may be terminated with limited or no penalties. In addition, purchase orders may present product specifications that would require us to complete additional product development. A failure to develop products meeting such specifications could lead to a termination of the related contract.
     Firm backlog amounts as presented are comprised of funded and unfunded components. Funded backlog represents the sum of contract amounts for which funds have been specifically obligated by customers to contracts. Unfunded backlog represents future amounts that customers may obligate over the specified contract performance periods. Our customers allocate funds for expenditures on long-term contracts on a periodic basis. Our ability to realize revenues from contracts in backlog is dependent upon adequate funding for such contracts. Although we do not control the funding of our contracts, our experience indicates that actual contract fundings have ultimately been approximately equal to the aggregate amounts of the contracts.
Liquidity and Capital Resources
     We have financed our operations to date primarily with cash flows from operations, bank line of credit financing and equity financing. The general cash needs of our government systems, commercial networks and satellite services segments can vary significantly and depend on the type and mix of contracts in backlog (i.e., product or service, development or production, and timing of payments), the quality of the customer (i.e., government or commercial, domestic or international) and the duration of the contract. In addition, for all three of our segments, program performance significantly impacts the timing and amount of cash flows. If a program is performing and meeting its contractual requirements, then the cash flow requirements are usually lower. The cash needs of the government systems segment tend to be more a function of the type of contract rather than customer quality. Also, United States government procurement regulations tend to restrict the timing of cash payments on the contract. In the commercial networks and satellite services segments, our cash needs are driven primarily by the quality of the customer and the type of contract. The quality of the customer can affect the specific contract cash flow and whether financing instruments are required by the customer. In addition, the commercial networks and satellite services financing environments tend to provide for more flexible payment terms with customers, including advance payments.
     In January 2008, we announced plans to have our high-capacity ViaSat-1 satellite constructed and to develop the related ground network equipment.
     Cash provided by operating activities in fiscal year 2009 was $61.9 million as compared to cash provided by operating activities in fiscal year 2008 of $48.3 million. The increase of $13.6 million in cash provided by operating activities in fiscal year 2009 compared to fiscal year 2008 was primarily attributed to additional net operating asset conversions to cash of $12.3 million and higher year-over-year net income of $4.8 million. Combined billed and unbilled accounts receivable, net, increased by $8.6 million from prior fiscal year-end due to a $12.6 million increase in our commercial networks segment and a $0.3 million increase in our satellite services segment, offset by a $4.3 million decrease in our government systems segment spread across various customers. Collections in excess of revenue included in accrued liabilities decreased approximately $10.4 million as we progressed towards completion of certain larger development projects and recorded the related revenues, as well as the timing of any additional milestones billings.
     Cash used in investing activities in fiscal year 2009 was $126.1 million as compared to cash used in investing activities in fiscal year 2008 of $35.2 million. The increase in cash used in investing activities was primarily related to the construction costs of our ViaSat-1 satellite of approximately $93.4 million and other additional capital expenditures for equipment of approximately $23.8 million in fiscal year 2009 compared to approximately $22.8 million of total capital expenditures in fiscal year 2008. In addition, cash used in investing activities in fiscal year 2009 included, in connection with the terms of our JAST acquisition, the cash payment of the remaining portion of the initial purchase price of approximately $0.8 million on the first anniversary of the closing date. Cash used in investing activities for fiscal year 2008 included $8.7 million paid in cash to certain former ECC stockholders under the terms of the acquisition agreement for ECC, $0.9 million in cash paid for the acquisition of JAST on the closing date under the terms of the JAST acquisition agreement, and $0.3 million paid in cash to former stockholders of Enerdyne under the terms of the Enerdyne acquisition agreement.
     Cash provided by financing activities for fiscal year 2009 was $3.2 million as compared to $8.3 million for fiscal year 2008. The approximate $5.1 million decrease in cash inflows for fiscal year 2009 compared to fiscal year 2008 was primarily related to the $4.7 million repayment of our secured borrowing at the beginning of fiscal year 2009, offset by $1.5 million in cash receipts related to the sale of stock in our majority-owned subsidiary, TrellisWare. During April 2008, TrellisWare issued additional shares of preferred stock and received $1.5 million in cash proceeds from other principal stockholders. We also invested $1.8 million in order to maintain the level of our percentage ownership interest. In addition, cash provided by financing activities for both periods included cash received from stock option exercises, employee stock purchase plan purchases and cash inflows related to the incremental tax benefit from stock-based compensation, slightly offset by the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.
     In January 2008, we entered into several agreements with Space Systems/Loral, Inc. (SS/L), Loral Space & Communications, Inc. (Loral) and Telesat Canada (Telesat) related to our high-capacity satellite system. Under the satellite construction contract with SS/L, we purchased a new broadband satellite (ViaSat-1) designed by us and currently under construction by SS/L for approximately $209.1 million, subject to purchase price adjustments based on satellite performance. The total cost of the satellite is $246.0 million, but, as part of the satellite purchase arrangements, Loral executed a separate contract with SS/L whereby Loral is purchasing the Canadian beams on the ViaSat-1 satellite for approximately $36.9 million (15% of the total satellite cost). We have entered into a beam sharing agreement with Loral, whereby Loral has agreed to reimburse us for 15% of the total costs associated with launch and launch insurance, for which the reimbursement amount is estimated to be approximately $20.7 million, and in-orbit insurance and satellite operating costs post launch.
     In November 2008, we entered into a launch services agreement with Arianespace to procure launch services for the ViaSat-1 satellite at a cost estimated to be $107.8 million, depending on the mass of the satellite at launch. In March 2009, we substituted ILS International Launch Services, Inc. for Arianespace as the primary provider of launch services for ViaSat-1 and, accordingly, we entered into a contract for launch services with ILS to procure launch services for the ViaSat-1 satellite at an estimated cost of approximately $80.0 million, subject to certain adjustments, resulting in a net savings of approximately $20.0 million on the ViaSat-1 satellite.
     On May 7, 2009, we entered into an Amended and Restated Launch Services Agreement with Arianespace. Under the terms of the Amended and Restated Launch Services Agreement, Arianespace has agreed to perform certain launch services to maintain the launch capability for the ViaSat-1 high-capacity satellite, should the need arise, or for launch services of a future ViaSat satellite launch prior to December 2015. This amendment and restatement also provides for certain cost adjustments depending on fluctuations in foreign currencies, mass of the satellite launched and launch period timing.
     The projected total cost of the ViaSat-1 project, including the satellite, launch, insurance and related gateway infrastructure, through in-service of the satellite is estimated to be approximately $400.0 million, and will depend on the timing of the gateway infrastructure roll-out. We continually evaluate alternative strategies that would limit our total required investment. We believe we have adequate sources of funding for the project, which includes our cash on hand, the cash we expect to generate from operations over the next few years, and additional borrowing ability based on our financial position and low debt leverage ratio. We believe this provides us flexibility to execute this project in an appropriate manner and/or obtain outside equity in the range indicated under terms that we consider reasonable.
     We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities. At April 3, 2009, we had $63.5 million in cash and cash equivalents, $203.4 million in working capital and no outstanding borrowings under our line of credit. At March 28, 2008, we had $125.2 million in cash, cash equivalents and short-term investments, $248.3 million in working capital and no outstanding borrowings under our line of credit. Our cash and cash equivalents are held in accounts managed by third party financial institutions. To date, we have experienced no loss of access to our cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
     On October 31, 2008, we entered into a three-year $85.0 million revolving credit facility (the Credit Facility) in the form of the Third Amended and Restated Revolving Loan Agreement, which replaced an existing $60.0 million revolving credit facility. Borrowings under the Credit Facility are permitted up to a maximum amount of $85.0 million, including up to $25.0 million of letters of credit, and bear interest, at our option, at either (a) the higher of the Federal Funds rate plus 0.50% or the administrative agent’s prime rate as announced from time to time, or (b) at the London interbank offered rate plus, in the case of each of (a) and (b), an applicable margin that is based on the ratio of our debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The Credit Facility is collateralized by substantially all of our personal property. At April 3, 2009, we had $6.2 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility of $78.8 million.
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

     To further enhance our liquidity position, we may increase our existing credit facility or raise additional capital, which could consist of debt, convertible debt or equity financing from public and/or private capital markets. In April 2007, we filed a new universal shelf registration statement with the Securities and Exchange Commission, or SEC, for the future sale of up to an additional $200.0 million of debt securities, common stock, preferred stock, depositary shares and warrants, bringing the aggregate available under our universal shelf registration statements to up to $400.0 million. The securities may be offered from time to time, separately or together, directly by us or through underwriters at amounts, prices, interest rates and other terms to be determined at the time of the offering. The sale of additional securities could result in additional dilution of our stockholders.
     Our future capital requirements will depend upon many factors, including the timing and amount of cash required for the ViaSat-1 satellite project pursuant to our contractual commitments, other future broadband satellite projects we may engage in, expansion of our research and development and marketing efforts, and the nature and timing of orders. Additionally, we will continue to evaluate possible acquisitions of, or investments in complementary businesses, products and technologies which may require the use of cash. We believe that our current cash balances and net cash expected to be provided by operating activities along with availability under our Credit Facility will be sufficient to meet our anticipated operating requirements for at least the next twelve months.
Contractual Obligations
     The following table sets forth a summary of our obligations under operating leases, irrevocable letters of credit, purchase commitments and other long-term liabilities for the periods indicated:

		For the Fiscal Years Ending
	Total	2010	2011-2012	2013-2014	Thereafter
	(In thousands)
Operating leases	$103,341	$13,858	$28,259	$24,422	$36,802
Standby letters of credit	6,165	3,401	2,764	—	—
Purchase commitments including satellite-related agreements	413,430	174,877	88,709	16,336	133,508

Total	$522,936	$192,136	$119,732	$40,758	$170,310

     We purchase components from a variety of suppliers and use several subcontractors and contract manufacturers to provide design and manufacturing services for our products. During the normal course of business, we enter into agreements with subcontractors, contract manufacturers and suppliers that either allow them to procure inventory based upon criteria defined by us or that establish the parameters defining our requirements. We have also entered into agreements with suppliers for the construction, operation and launch of our ViaSat-1 satellite. In addition, we have contracted for an additional launch which can be used as a back-up launch for our ViaSat-1 satellite or for a future satellite. In certain instances, these agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments.
     Our consolidated balance sheets as of April 3, 2009 and March 28, 2008 include $24.7 million and $17.3 million, respectively, classified as “Other liabilities.” This caption primarily consists of our long-term warranty obligations, deferred lease credits and long-term unrecognized tax position liabilities. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 8 of the notes to our consolidated financial statements for additional information regarding our income taxes and related tax positions, and Note 12 for a discussion of our product warranties.
Certain Relationships and Related-Party Transactions
     For a discussion of “Certain Relationships and Related-Party Transactions,” see Note 14 of the notes to our consolidated financial statements, which we incorporate herein by reference.

Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements at April 3, 2009 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our financial statements included in this filing.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes guidelines for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position SFAS 157-1 (FSP SFAS 157-1), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurement for Purpose of Lease Classification of Measurement under Statement 13,” which amends SFAS 157 to exclude accounting pronouncements that address fair value measurements for purpose of lease classification or measurement under SFAS 13, “Accounting for Leases.” In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 until the first fiscal year that begins after November 15, 2008 (our fiscal year 2010) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for financial assets and liabilities beginning fiscal year 2009. We adopted this standard for financial assets and liabilities in the current fiscal year without any material impact to our consolidated financial statements. We are currently evaluating the impact that SFAS 157 may have on our consolidated financial statements and disclosures when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in first quarter of fiscal year 2010.
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
     In April 2009, the FASB issued three FSPs to address concerns about measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, recording impairment charges on investments in debt instruments and requiring the disclosure of fair value of certain financial instruments in interim financial statements. The first FSP, FSP SFAS 157-4, “Determining Whether a Market is Not Active and a Transaction is Not Distressed,” provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. The second FSP, FSP SFAS 115-2 and FSP SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. The third FSP, FSP SFAS 107-1 and Accounting Principles Board Opinion 28-1 (APB 28-1), “Interim Disclosures about Fair Value of Financial Instruments” increases the frequency of fair value disclosures from annual, to quarterly. All three FSPs are effective for interim periods ending after June 15, 2009, with the option for early adoption in interim periods ending after March 15, 2009. We did not elect early adoption and do not expect that the adoption of the FSPs in the first quarter of fiscal year 2010 will have a material impact on our financial statements and disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     Our financial instruments consist of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable, and short-term and long-term obligations, including the revolving line of credit. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. As of April 3, 2009, our revolving credit facility was undrawn and we held no short-term investments. Our exposure to market risk for changes in interest rates relates primarily to cash equivalents and short-term investments. As a result, we do not expect fluctuations in interest rates to have a material impact on the fair value of these securities.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant portion of our cash balance in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Given recent declines in interest rates, our interest income has been and may continue to be negatively impacted. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents balances changed by 50 basis points in fiscal year 2010, interest income would have increased or decreased by approximately $0.3 million. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.
     To the extent that we draw against our revolving credit facility, increases in interest rates could have an adverse impact on our results of operations.
Foreign Exchange Risk
     We generally conduct our business in United States dollars. However, as our international business is conducted in a variety of foreign currencies and we pay some of our vendors in Euros, we are exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency exchanges is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.
     As of April 3, 2009, we had no foreign currency exchange contracts outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our consolidated financial statements at April 3, 2009 and March 28, 2008 and for each of the three years in the period ended April 3, 2009, and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on pages F-1 through F-30.
Summarized Quarterly Data (Unaudited)
     The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. Summarized quarterly data for fiscal years 2009 and 2008 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2009
Revenues	$152,961	$159,280	$150,362	$165,576
Income from operations	9,157	9,303	11,559	14,268
Net income	6,291	9,258	10,666	12,116
Basic net income per share	0.21	0.30	0.35	0.39
Diluted net income per share	0.20	0.29	0.34	0.38
2008
Revenues	$128,562	$146,625	$152,053	$147,410
Income from operations	4,666	10,864	14,497	12,903
Net income	4,181	8,585	10,225	10,522
Basic net income per share	0.14	0.28	0.34	0.35
Diluted net income per share	0.13	0.27	0.32	0.33
     Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.
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
     As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 3, 2009, the end of the period covered by this Annual Report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 3, 2009.

Changes in Internal Control Over Financial Reporting
     We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.
     During the quarter ended April 3, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the company’s management, including our principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management concluded that its internal control over financial reporting was effective as of April 3, 2009.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     The company’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of April 3, 2009, as stated in their report which appears on page F-1.
ITEM 9B. OTHER INFORMATION
     On November 12, 2008, we entered into a launch services agreement with Arianespace to procure launch services for the ViaSat-1 satellite at a cost estimated to be $107.8 million, depending on the mass of the satellite at launch. On March 5, 2009, we substituted ILS International Launch Services, Inc. for Arianespace as the primary provider of launch services for ViaSat-1, and accordingly, we entered into a contract for launch services with ILS to procure launch services for ViaSat-1 at an estimated cost of approximately $80.0 million.
     On May 7, 2009, we entered into an amended and restated launch services agreement with Arianespace which replaces, in its entirety, our previous launch services agreement with Arianespace executed on November 12, 2008. Under the terms of the amended and restated launch services agreement, Arianespace has agreed to perform certain launch services to maintain the launch capability for ViaSat-1, should the need arise, or for launch services of a future ViaSat satellite launch prior to December 2015. This amendment and restatement also provides for certain cost adjustments depending on fluctuations in foreign currencies, mass of the satellite launched and launch period timing.
The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Contract for Launch Services dated March 5, 2009 between ViaSat, Inc. and ILS International Launch Services, Inc., and the Amended and Restated Launch Services Agreement dated May 7, 2009 between ViaSat, Inc. and Arianespace, which are filed as Exhibits 10.14 and 10.13 to this report and incorporated herein by reference.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
     The information required by this item is included in our definitive Proxy Statement to be filed with the SEC in connection with our 2009 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Corporate Governance Principles and Board Matters,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this item is included in the Proxy Statement under the heading “Executive Compensation” and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item is included in the Proxy Statement under the headings “Ownership of Securities” and “Executive Compensation — Equity Compensation Plan Information,” and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this item is included in the Proxy Statement under the headings “Corporate Governance Principles and Board Matters” and “Certain Relationships and Related Transactions,” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this item is included in the Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
Exhibits
     The Exhibit Index on page 52 is incorporated herein by reference as the list of exhibits required as part of this Annual Report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.
Date: May 27, 2009	By:	/s/ MARK D. DANKBERG
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

Signature	Title	Date

/s/ MARK D. DANKBERG Mark D. Dankberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 27, 2009

/s/ RONALD G. WANGERIN Ronald G. Wangerin	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	May 27, 2009

/s/ ROBERT W. JOHNSON Robert W. Johnson	Director	May 27, 2009

/s/ JEFFREY M. NASH Jeffrey M. Nash	Director	May 27, 2009

/s/ B. ALLEN LAY B. Allen Lay	Director	May 27, 2009

/s/ MICHAEL B. TARGOFF Michael B. Targoff	Director	May 27, 2009

/s/ JOHN P. STENBIT John P. Stenbit	Director	May 27, 2009

/s/ HARVEY P. WHITE Harvey P. White	Director	May 27, 2009

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed or Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.	10-Q	000-21767	3.1	11/14/2000

3.2	First Amended and Restated Bylaws of ViaSat, Inc.	S-3	333-116468	3.2	06/14/2004

4.1	Form of Common Stock Certificate	S-1/A	333-13183	4.1	11/05/1996

10.1	Form of Indemnification Agreement between ViaSat, Inc. and each of its directors and officers	8-K	000-21767	99.1	03/07/2008

10.2*	ViaSat, Inc. Employee Stock Purchase Plan, as amended	10-K	000-21767	10.10	06/06/2006

10.3*	1996 Equity Participation Plan of ViaSat, Inc. (As Amended and Restated Effective October 2, 2008)	8-K	000-21767	10.1	10/02/2008

10.4*	Form of Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.2	10/02/2008

10.5*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.3	10/02/2008

10.6*	Form of Executive Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.4	10/02/2008

10.7	Third Amended and Restated Revolving Loan Agreement dated October 31, 2008 between Bank of America, N.A., JPMorgan Chase Bank, N.A., Union Bank of California, N.A. and ViaSat, Inc.	8-K	000-21767	10.1	11/05/2008

10.8	Lease, dated March 24, 1998, by and between W9/LNP Real Estate Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, California)	10-K	000-21767	10.27	06/29/1998

10.9	Amendment to Lease, dated June 17, 2004, by and between Levine Investments Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, CA)	10-Q	000-21767	10.1	08/10/2004

10.10	Award/Contract, effective January 20, 2000, issued by Space and Naval Warfare Systems to ViaSat, Inc.	10-Q	000-21767	10.1	02/14/2000

10.11†	Contract for the ViaSat Satellite Program dated as of January 7, 2008 between ViaSat, Inc. and Space Systems/Loral, Inc.	10-Q	000-21767	10.1	02/06/2008

10.12	Beam Sharing Agreement dated January 11, 2008 between ViaSat, Inc. and Loral Space & Communications, Inc.	10-Q	000-21767	10.2	02/06/2008

10.13†	Amended and Restated Launch Services Agreement dated May 7, 2009 between ViaSat, Inc. and Arianespace					X

10.14†	Contract for Launch Services dated March 5, 2009 between ViaSat, Inc. and ILS International Launch Services, Inc.					X

21.1	Subsidiaries					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer					X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates management contract, compensatory plan or arrangement.

†	Confidential treatment has been requested for portions of this exhibit.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of ViaSat, Inc.:
     In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (1) present fairly, in all material respects, the financial position of ViaSat, Inc. and its subsidiaries at April 3, 2009 and March 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended April 3, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
     As discussed in Notes 1 and 8 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2008.
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
/s/ PricewaterhouseCoopers LLP
San Diego, California
May 27, 2009

VIASAT, INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	April 3,	March 28,
	2009	2008
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$63,491	$125,176
Short-term investments	—	43
Accounts receivable, net	164,106	155,484
Inventories	65,562	60,326
Deferred income taxes	26,724	18,664
Prepaid expenses and other current assets	18,941	15,933

Total current assets	338,824	375,626

Property, equipment and satellite, net	170,225	64,693
Other acquired intangible assets, net	16,655	25,477
Goodwill	65,429	66,407
Other assets	31,809	18,891

Total assets	$622,942	$551,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,397	$52,317
Accrued liabilities	71,837	73,957
Payables to former stockholders of acquired business	200	1,101

Total current liabilities	135,434	127,375

Other liabilities	24,718	17,290

Total liabilities	160,152	144,665

Commitments and contingencies (Notes 10 and 11) Minority interest in consolidated subsidiary	4,042	2,289

Stockholders’ equity:
Series A, convertible preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at April 3, 2009 and March 28, 2008, respectively	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized; 31,047,118 and 30,467,367 shares outstanding at April 3, 2009 and March 28, 2008, respectively	3	3
Paid-in capital	273,102	255,856
Retained earnings	187,471	149,140
Common stock held in treasury, 66,968 and 33,238 outstanding at April 3, 2009 and March 28, 2008, respectively	(1,701)	(1,034)
Accumulated other comprehensive (loss) income	(127)	175

Total stockholders’ equity	458,748	404,140

Total liabilities and stockholders’ equity	$622,942	$551,094

See accompanying notes to the consolidated financial statements.

VIASAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	April 3, 2009	March 28, 2008	March 30, 2007
	(In thousands, except per share data)
Revenues	$628,179	$574,650	$516,566
Operating expenses:
Cost of revenues	446,824	413,520	380,092
Selling, general and administrative	98,624	76,365	69,896
Independent research and development	29,622	32,273	21,631
Amortization of acquired intangible assets	8,822	9,562	9,502

Income from operations	44,287	42,930	35,445
Other income (expense):
Interest income	1,463	5,712	2,189
Interest expense	(509)	(557)	(448)

Income before income taxes and minority interest	45,241	48,085	37,186

Provision for income taxes	6,794	13,521	6,755
Minority interest in net earnings of subsidiary, net of tax	116	1,051	265

Net income	$38,331	$33,513	$30,166

Net income per share:
Basic net income per share	$1.25	$1.11	$1.06

Diluted net income per share	$1.20	$1.04	$0.98

Shares used in computing basic net income per share	30,772	30,232	28,589

Shares used in computing diluted net income per share	31,884	32,224	30,893

See accompanying notes to the consolidated financial statements.

VIASAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	April 3, 2009	March 28, 2008	March 30, 2007
	(In thousands)
Cash flows from operating activities:
Net income	$38,331	$33,513	$30,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,658	15,972	14,188
Amortization of intangible assets	9,952	12,069	12,667
Provision for bad debts	377	501	1,215
Deferred income taxes	(5,285)	488	(10,337)
Incremental tax benefits from stock-based compensation	(346)	(977)	(3,324)
Stock compensation expense	9,837	7,123	4,987
Minority interest	253	1,166	287
Other non-cash adjustments	236	779	805
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(9,103)	(16,014)	5,223
Inventories	(5,338)	(13,976)	5,239
Other assets	(2,653)	(4,077)	(8,919)
Accounts payable	1,740	1,216	(11,558)
Accrued liabilities	2,654	8,347	24,862
Other liabilities	2,629	2,173	1,240

Net cash provided by operating activities	61,942	48,303	66,741

Cash flows from investing activities:
Purchases of property, equipment and satellite	(117,194)	(22,765)	(15,452)
Payments related to acquisitions of businesses, net of cash acquired	(925)	(9,826)	(7,687)
Purchases of short-term investments held-to-maturity	—	(11,835)	—
Maturities of short-term investments held-to-maturity	—	11,835	117
Cash paid for patents, licenses and other assets	(8,028)	(2,582)	—

Net cash used in investing activities	(126,147)	(35,173)	(23,022)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,742	8,388	14,475
Purchase of common stock in treasury	(667)	(1,034)	—
Proceeds from issuance of secured borrowing	—	—	4,720
Payment on secured borrowing	(4,720)	—	—
Proceeds from sale of stock of majority-owned subsidiary	1,500	—	—
Incremental tax benefits from stock-based compensation	346	977	3,324
Proceeds from line of credit	10,000	—	—
Payments on line of credit	(10,000)	—	—

Net cash provided by financing activities	3,201	8,331	22,519
Effect of exchange rate changes on cash	(681)	370	384

Net (decrease) increase in cash and cash equivalents	(61,685)	21,831	66,622
Cash and cash equivalents at beginning of year	125,176	103,345	36,723

Cash and cash equivalents at end of year	$63,491	$125,176	$103,345

Supplemental information:
Cash paid for interest	$413	$170	$541

Cash paid for income taxes, net	$13,287	$11,485	$11,565

Non-cash investing and financing activities:
Issuance of stock in satisfaction of a payable to former stockholders of an acquired business	$—	$5,631	$—
Issuance of payable in connection with acquisitions	$—	$800	$14,762
Issuance of common stock in connection with acquisitions	$—	$452	$29,605
See accompanying notes to the consolidated financial statements.

VIASAT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)

					Common Stock		Accumulated
	Common Stock				in Treasury		Other
	Number of		Paid-in	Retained	Number of		Comprehensive		Comprehensive
	Shares Issued	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total	Income
Balance at March 31, 2006	27,594,549	$3	$177,680	$85,803	—	—	$(188)	$263,298
Exercise of stock options	894,199	—	12,146	—	—	—	—	12,146
Stock issued in connection with acquisitions of businesses, net of issuance costs	1,138,304	—	29,605	—	—	—	—	29,605
Stock-based compensation expense	—	—	4,987	—	—	—	—	4,987
Tax benefit from exercise of stock options	—	—	5,946	—	—	—	—	5,946
Issuance of stock under Employee Stock Purchase Plan	106,344	—	2,329	—	—	—	—	2,329
Net income	—	—	—	30,166	—	—	—	30,166	$30,166
Hedging transaction, net of tax	—	—	—	—	—	—	183	183	183
Foreign currency translation, net of tax	—	—	—	—	—	—	135	135	135

Comprehensive income									$30,484

Balance at March 30, 2007	29,733,396	$3	$232,693	$115,969	—	—	$130	$348,795
Cumulative effect of adopting FIN 48	—	—	—	(342)	—	—	—	(342)
Exercise of stock options	386,189	—	5,701	—	—	—	—	5,701
Stock issued in connection with acquisitions of businesses, net of issuance costs	14,424	—	452	—	—	—	—	452
Stock issued as additional consideration in connection with acquisition of a business, net of issuance costs	170,763	—	5,631	—	—	—	—	5,631

					Common Stock		Accumulated
	Common Stock				in Treasury		Other
	Number of		Paid-in	Retained	Number of		Comprehensive		Comprehensive
	Shares Issued	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total	Income
Stock-based compensation expense	—	—	7,123	—	—	—	—	7,123
Tax benefit from exercise of stock options and release of restricted stock unit (RSU) awards	—	—	1,569	—	—	—	—	1,569
Issuance of stock under Employee Stock Purchase Plan	101,668	—	2,687	—	—	—	—	2,687
RSU awards vesting	94,165	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(33,238)	$(1,034)	—	(1,034)
Net income	—	—	—	33,513	—	—	—	33,513	$33,513
Foreign currency translation, net of tax	—	—	—	—	—	—	45	45	45

Comprehensive income									$33,558

Balance at March 28, 2008	30,500,605	$3	$255,856	$149,140	(33,238)	$(1,034)	$175	$404,140
Exercise of stock options	337,276	—	3,619	—	—	—	—	3,619
Stock-based compensation expense	—	—	9,837	—	—	—	—	9,837
Tax benefit from exercise of stock options and release of restricted stock unit (RSU) awards	—	—	667	—	—	—	—	667
Issuance of stock under Employee Stock Purchase Plan	182,024	—	3,123	—	—	—	—	3,123
RSU awards vesting	94,181	—	—	—	—	—	—	—

					Common Stock		Accumulated
	Common Stock				in Treasury		Other
	Number of		Paid-in	Retained	Number of		Comprehensive		Comprehensive
	Shares Issued	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total	Income
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(33,730)	(667)	—	(667)
Net income	—	—	—	38,331	—	—	—	38,331	$38,331
Foreign currency translation, net of tax	—	—	—	—	—	—	(302)	(302)	(302)

Comprehensive income									$38,029

Balance at April 3, 2009	31,114,086	$3	$273,102	$187,471	(66,968)	$(1,701)	$(127)	$458,748

See accompanying notes to the consolidated financial statements.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — The Company and a Summary of Its Significant Accounting Policies
     The company
     ViaSat, Inc. (the “Company”) designs, produces and markets innovative satellite and other wireless communication and networking systems.
     Principles of consolidation
     The Company’s consolidated financial statements include the assets, liabilities and results of operations of TrellisWare Technologies, Inc., a majority-owned subsidiary of ViaSat. All significant intercompany amounts have been eliminated.
     The Company’s fiscal year is the 52 or 53 weeks ending on the Friday closest to March 31 of the specified year. For example, references to fiscal year 2009 refer to the fiscal year ending on April 3, 2009. The Company’s quarters for fiscal year 2009 ended on June 27, 2008, October 3, 2008, January 2, 2009 and April 3, 2009. This results in a 53 week fiscal year approximately every four to five years. Fiscal year 2009 was a 53 week year, compared with a 52 week year in fiscal year 2008. As a result of the shift in the fiscal calendar, the second quarter of fiscal year 2009 included an additional week. The Company does not believe that the extra week results in any material impact on its financial results.
     Certain prior period amounts have been reclassified to conform to the current period presentation.
     During the Company’s fiscal years 2007 and 2008, the Company completed the acquisitions of Enerdyne Technologies, Inc. (Enerdyne), Intelligent Compression Technologies, Inc. (ICT) and JAST, S.A. (JAST). The acquisitions were accounted for as purchases and accordingly, the operating results of Enerdyne, ICT and JAST have been included from the dates of acquisition in the Company’s consolidated financial statements.
     Management estimates and assumptions
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Significant estimates made by management include revenue recognition, stock-based compensation, self-insurance reserves, allowance for doubtful accounts, warranty accrual, valuation of goodwill and other intangible assets, patents, orbital slots and orbital licenses, software development, property, equipment and satellite, long-lived assets, income taxes and valuation allowance on deferred tax assets.
     Cash equivalents
     Cash equivalents consist of highly liquid investments with original maturities of 90 days or less.
     Short-term investments
     The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date. Throughout fiscal years 2009 and 2008, marketable securities consisted primarily of commercial paper with original maturities greater than 90 days at the date of purchase but less than one year. At April 3, 2009 the Company held no short-term investments. At March 28, 2008, the Company held investments in investment grade debt securities.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management determines the appropriate classification of its investments in debt securities at the time of purchase and has designated all of its investments as held-to-maturity. Accordingly, the Company had recorded the related amounts at amortized cost as it had the intent and ability to hold the securities to maturity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The Company had no short-term investments as of April 3, 2009. The amortized cost of the Company’s marketable securities approximated the fair value at March 28, 2008 and totaled less than $0.1 million.
     The Company regularly monitors and evaluates the realizable value of its marketable securities. When assessing marketable securities for other-than-temporary declines in value, the Company considers factors including: how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry, expected market volatility and the market in general, any news or financial information that has been released specific to the investee and the outlook for the overall industry in which the investee operates. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company records a charge to interest income. No such charges were incurred in fiscal year 2009 and fiscal year 2008.
     Accounts receivable and unbilled accounts receivable
     The Company records receivables at net realizable value including an allowance for estimated uncollectible accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. Amounts determined to be uncollectible are charged or written off against the reserve.
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
     Revenues from the United States government comprised 36.0%, 30.4% and 30.9% of total revenues for fiscal years 2009, 2008 and 2007, respectively. Billed accounts receivable to the United States government as of April 3, 2009 and March 28, 2008 were 27.7% and 24.5%, respectively, of total billed receivables. In addition, two commercial customers comprised 10.3% and 7.8% of total revenues for fiscal year 2009, 6.7% and 8.9% of total revenues for fiscal year 2008, and 7.7% and 15.9% of total revenues for fiscal year 2007, respectively. Billed accounts receivable for these two commercial customers as of April 3, 2009 were 9.8% and 6.6% and as of March 28, 2008 were 5.4% and 13.1%, respectively, of total billed receivables. No other customer accounted for at least 10% of total revenues. The Company’s five largest contracts generated approximately 34.8%, 44.1% and 46.4% of the Company’s total revenues for the fiscal years ended April 3, 2009, March 28, 2008 and March 30, 2007, respectively.
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
     Goodwill and intangible assets
     SFAS 141, “Business Combinations,” requires that all business combinations be accounted for using the purchase method. SFAS 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, acquired workforce must be recognized and reported in goodwill. SFAS 142, “Goodwill and Other Intangible Assets,” requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful life. SFAS 142 prohibits the amortization of goodwill and indefinite-lived intangible assets, but instead requires these assets to be tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of specified events. In addition, all goodwill must be assigned to reporting units for purposes of impairment testing.
     Patents, orbital slots and orbital licenses
     The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and orbital licenses. Amortization is provided for by the straight-line method over the shorter of the legal or estimated economic life. Patent filing, orbital slot and orbital license costs, which are included in other assets, were $4.4 million and $3.4 million at April 3, 2009 and March 28, 2008, respectively. Accumulated amortization was $0.2 million as of April 3, 2009 and March 28, 2008, respectively. Amortization expense was less than $0.1 million for each of the fiscal years ended April 3, 2009, March 28, 2008 and March 30, 2007, respectively. If a patent, orbital slot and orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During fiscal year 2009, fiscal year 2008 and fiscal year 2007, the Company did not write off any costs due to abandonment or impairment.
     Software development
     Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product not to exceed five years. The Company capitalized $0.7 million of costs related to software developed for resale for fiscal year ended April 3, 2009. The Company capitalized no costs related to software development for resale for the fiscal years ended March 28, 2008 and March 30, 2007. Amortization expense of software development costs was $1.1 million for fiscal year 2009, $2.5 million for fiscal year 2008 and $3.1 million for fiscal year 2007.
     Impairment of long-lived assets (property, equipment, and satellite, and other intangible assets)
     In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses potential impairments to long-lived assets, including property, equipment and satellite, and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No such impairments have been identified by the Company as of April 3, 2009.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Impairment of goodwill
     The Company accounts for its goodwill under SFAS 142. The SFAS 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the value below carrying value represents the amount of goodwill impairment. In accordance with SFAS 142 the Company tests goodwill for impairment during the fourth quarter every fiscal year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.
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
     On June 20, 2006, the Company completed the acquisition of all of the outstanding capital stock of Enerdyne, a privately-held provider of innovative data link equipment and digital video systems for defense and intelligence markets, including UAV and other airborne and ground based applications. The acquisition was accounted for as a purchase and accordingly, the consolidated financial statements include the operating results of Enerdyne from the date of acquisition in the Company’s government systems segment.
     Warranty reserves
     The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability.
     Fair value of financial instruments
     The carrying amounts of the Company’s financial instruments, including cash equivalents, short-term investments, trade receivables, accounts payable and accrued liabilities, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s long-term secured borrowing is determined by using available market information for those securities or similar financial instruments.
     Payable to former stockholders of acquired business
     On August 2, 2007, in connection with the terms of the Company’s JAST acquisition, the Company recorded an obligation to pay the remaining portion of the initial purchase price of approximately $0.8 million on the first anniversary of the closing date, of which $0.5

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million was payable in cash and $0.3 million was payable in stock or cash, at the Company’s election. Accordingly, in August 2008, the Company paid approximately $0.8 million in cash to the former stockholders of JAST.
     As of April 3, 2009, in connection with the Company’s acquisition of JAST, the Company owed $0.2 million in additional consideration to the former stockholders of JAST, which was accrued and recorded as additional goodwill in the commercial networks segment as of April 3, 2009. Accordingly, On April 30, 2009, the Company paid $0.2 million of additional cash consideration to the former stockholders of JAST.
     As of March 30, 2007, in connection with the Company’s Enerdyne acquisition and under the terms of the Enerdyne acquisition agreement, the Company owed an additional consideration amount to the former Enerdyne stockholders in the amount of $5.9 million, which was accrued and recorded as additional goodwill in the government systems segment as of March 30, 2007. The $5.9 million was payable in cash and stock in accordance with certain terms of the agreement, in May 2007. Accordingly, on May 3, 2007, the Company paid $5.9 million of additional consideration to the former stockholders of Enerdyne, which was comprised of 170,763 shares of common stock and approximately $0.3 million in cash.
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
     Self-insurance liabilities
     The Company has a self-insurance plan to retain a portion of the exposure for losses related to employee medical benefits. The Company also has a self-insurance plan for a portion of the exposure for losses related to workers’ compensation costs. The self-insurance policies provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods, as well as other historical information for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company recorded self-insurance liabilities as of April 3, 2009 and March 28, 2008 of $1.4 million and $1.1 million, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as current in accordance with the estimated timing of the projected payments.
     Secured borrowings
     Occasionally, the Company enters into secured borrowing arrangements in connection with customer financing in order to provide additional sources of funding. As of April 3, 2009, the Company had no secured borrowing arrangements. As of March 28, 2008, the Company had one secured borrowing arrangement, under which the Company pledged a note receivable from a customer to serve as collateral for the obligation under the borrowing arrangement. In the first quarter of fiscal year 2009, the Company paid all obligations related to its secured borrowing totaling $4.7 million plus accrued interest.
     During fiscal year 2008, due to the customer’s payment default under the note receivable, the Company wrote down the note receivable by approximately $5.3 million related to the principal and interest accrued to date. Pursuant to a notes receivable insurance arrangement which provides for the recovery of certain principal and interest amounts on the note, the Company had recorded a current asset of approximately $4.5 million as of March 28, 2008. During the fourth quarter of fiscal year 2009, the Company entered into certain agreements with the note receivable insurance carrier providing the Company approximately $1.7 million in cash payments. Additionally, pursuant to these agreements, the Company reclassified the balance of the note receivable insurance agreement as a current asset of approximately $1.7 million and a long-term asset of approximately $1.5 million as of April 3, 2009.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Indemnification provisions
     In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At April 3, 2009 and March 28, 2008, no such amounts were accrued.
     Minority interest
     Minority interest represents the proportionate share of the equity of the Company’s consolidated majority-owned subsidiary, TrellisWare, owned by the minority stockholders in that subsidiary. This proportionate share of the equity changes when additional shares of common or preferred stock are issued or purchased back by the Company’s majority-owned subsidiary. Such changes result in a decrease or increase of the Company’s ownership proportion, which results in the Company recording losses or gains on investment. Minority interest is adjusted for earnings (losses) net of tax attributable to the minority interest stockholders of the consolidated subsidiary. All earnings (losses), net of tax, are allocated to the stockholders of the consolidated subsidiary in proportion to their share of the equity ownership of the consolidated subsidiary. Earnings (losses), net of tax, allocated to such minority interest stockholders are recorded as minority interest in net earnings (losses) of subsidiary, net of tax, in the accompanying consolidated statements of operations.
     In April 2008, the Company’s majority-owned subsidiary, TrellisWare, issued additional shares of preferred stock in which the Company invested $1.8 million in order to retain a constant ownership interest. As a result of the transaction, TrellisWare also received $1.5 million in cash proceeds from the issuance of preferred stock to its other principal stockholders.
     Common stock held in treasury
     During fiscal years 2009 and 2008, the Company delivered 94,181 and 94,165 shares, respectively, of common stock based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying these restricted stock unit agreements, the Company repurchased 33,730 and 33,238 shares of common stock with a total value of $0.7 million and $1.0 million during fiscal year 2009 and fiscal year 2008, respectively. Repurchased shares of common stock of 66,968 and 33,238 were held in treasury as of April 3, 2009 and March 28, 2008, respectively.
     Derivatives
     On January 3, 2009, the beginning of the Company’s fourth quarter of fiscal year 2009, the Company adopted the disclosure requirement of SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. The Company adopted SFAS 161 in the fourth quarter of fiscal year 2009 without a material impact to its disclosures.
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
     In fiscal years 2009, 2008 and 2007, the Company settled certain foreign exchange contracts and recognized a loss of $0.3 million, a gain of $0.2 million and a loss of $0.1 million, respectively, recorded in cost of revenues based on the nature of the underlying transactions. The Company had no foreign currency forward contracts outstanding at April 3, 2009 and March 28, 2008.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Revenue recognition
     A substantial portion of the Company’s revenues are derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. In fiscal years 2009, 2008 and 2007, the Company recorded losses of approximately $5.4 million, $7.9 million and $4.5 million, respectively, related to loss contracts.
     The Company also has contracts and purchase orders where revenue is recorded on delivery of products in accordance with Staff Accounting Bulletin (SAB) No. 104 (SAB 104). In this situation, contracts and customer purchase orders are used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment, and assesses collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.
     When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value in accordance with Emerging Issues Task Force 00-21 (EITF 00-21), “Accounting for Multiple Element Revenue Arrangements,” and recognized when the applicable revenue recognition criteria for each element have been met. The amount of product and service revenue recognized is impacted by the Company’s judgments as to whether an arrangement includes multiple elements and, if so, whether sufficient objective and reliable evidence of fair value exists for those elements. Changes to the elements in an arrangement and the Company’s ability to establish evidence for those elements could affect the timing of the revenue recognition.
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
     Stock-based payments
     Under SFAS 123R, “Share-Based Payment,” stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of SFAS 123R using a modified prospective application. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date, which are subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123, “Accounting for Stock-Based Compensation.”

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     On April 3, 2009, the Company had one principal equity compensation plan and employee stock purchase plan described below. The compensation cost that has been charged against income for the equity plan under SFAS 123R was $8.7 million, $6.3 million and $3.1 million, and for the stock purchase plan was $1.1 million, $0.8 million and $0.8 million, for the fiscal years ended April 3, 2009, March 28, 2008 and March 30, 2007, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements under SFAS 123R was $3.5 million, $2.6 million and $1.3 million for fiscal years 2009, 2008 and 2007, respectively. There was no compensation cost capitalized as part of inventory and fixed assets for fiscal years 2009, 2008 and 2007.
     As of April 3, 2009, there was total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Equity Participation Plan (including stock options and restricted stock units) and the Employee Stock Purchase Plan of $19.6 million and $0.3 million, respectively. These costs are expected to be recognized over a weighted average period of 2.1 years, 2.8 years and less than six months for stock options, restricted stock units and the Employee Stock Purchase Plan, respectively. The total fair value of shares vested during the fiscal years ended April 3, 2009, March 28, 2008 and March 30, 2007, including stock options and restricted stock units, was $6.3 million, $6.8 million and $3.5 million, respectively.
     Stock options and employee stock purchase plan. The Company’s employee stock options have simple vesting schedules typically ranging from three to five years. The weighted average estimated fair value of employee stock options granted and employee stock purchase plan shares issued during the fiscal year 2009 was $7.24 and $6.70 per share, respectively, during fiscal year 2008 was $10.00 and $8.66 per share, respectively, and during the fiscal year 2007 was $11.99 and $7.03 per share, respectively, using the Black-Scholes model with the following weighted average assumptions (annualized percentages):

	Employee Stock			Employee Stock
	Options			Purchase Plan
	2009	2008	2007	2009	2008	2007
Volatility	38.9%	38.9%	48.0%	54.6%	37.1%	34.5%
Risk-free interest rate	2.7%	3.7%	4.8%	1.2%	4.1%	5.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Weighted average expected life	4.1 years	4.2 years	4.5 years	0.5 years	0.5 years	0.5 years
     The Company’s expected volatility is a measure of the amount by which our stock price is expected to fluctuate over the expected term of the stock-based award. The estimated volatilities for stock options are based on the historical volatility calculated using the daily stock price of our stock over a recent historical period equal to the expected term. The risk-free interest rate that the Company uses in determining the fair value of its stock-based awards is based on the implied yield on United States Treasury zero-coupon issues with remaining terms equivalent to the expected term of its stock-based awards.
     The expected life of employee stock options represents the calculation using the simplified method consistent with the guidance in the SEC’s SAB 107, “Share-Based Payment.” In December 2007, the SEC issued SAB 110, “Year-End Help For Expensing Employee Stock Options,” to amend the SEC’s views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of the expected life of stock options in accordance with SFAS 123R. Due to significant changes in the Company’s option terms in October of 2006, the Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110. For the expected option life, the Company has what SAB 107 defines as “plain-vanilla” stock options, and therefore used a simple average of the vesting period and the contractual term for options as permitted by SAB 107. The expected term or life of employee stock purchase rights issued represents the expected period of time from the date of grant to the estimated date that the stock purchase right under our Employee Stock Purchase Plan would be fully exercised.
     A summary of employee stock option activity for fiscal year 2009 is presented below:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining	Aggregate Intrinsic
	Shares	per Share	Contractual Term	Value (In thousands)
Outstanding at March 28, 2008	5,641,225	$19.63
Options granted	280,800	21.04
Options canceled	(135,700)	24.86
Options exercised	(337,276)	10.73

Outstanding at April 3, 2009	5,449,049	$20.12	3.60	$20,970

Vested and exercisable at April 3, 2009	4,580,935	$19.19	3.46	$20,177

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The total intrinsic value of stock options exercised during the fiscal years 2009, 2008 and 2007 was $3.9 million, $6.8 million and $15.1 million, respectively.
     Restricted stock units. Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over four years. Compensation cost for these awards is based on the fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For fiscal years 2009, 2008 and 2007 the Company recognized $4.8 million, $2.4 million and $1.2 million, respectively, in stock-based compensation expense related to these restricted stock unit awards. At April 3, 2009, there was $13.2 million remaining in unrecognized compensation expense related to these awards, which is expected to be recognized over a weighted average period of 2.8 years.
     The per unit weighted average grant date fair value of restricted stock units granted during fiscal years 2009, 2008 and 2007 was $20.41, $25.66 and $26.15, respectively. A summary of restricted stock unit activity for fiscal year 2009 is presented below:

		Weighted Average
		Remaining
	Restricted Stock	Contractual Term in	Aggregate Intrinsic
	Units	Years	Value (In thousands)
Outstanding at March 28, 2008	300,909
Awarded	637,200
Forfeited	(29,717)
Released	(94,181)

Outstanding at April 3, 2009	814,211	1.53	$18,572

Vested and deferred at April 3, 2009	4,585	—	$105
     During fiscal year 2009, 94,181 restricted stock units vested with a total intrinsic value of $1.9 million. During fiscal year 2008, 94,165 restricted stock units vested with a total intrinsic value of $2.9 million. As of March 30, 2007, there were no restricted stock units vested, therefore, the total intrinsic value of vested restricted stock units during the fiscal year 2007 was $0.
     As stock-based compensation expense recognized in the consolidated statement of operations for the fiscal years 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     Total stock-based compensation expense recognized in accordance with SFAS 123R was as follows:

	Fiscal Year Ended	Fiscal Year Ended	Year Ended
	April 3, 2009	March 28, 2008	March 30, 2007
	(In thousands, except per share data)
Stock-based compensation expense before taxes	$9,837	$7,123	$4,987
Related income tax benefits	(3,518)	(2,557)	(1,764)

Stock-based compensation expense, net of taxes	$6,319	$4,566	$3,223

     For the year ended March 30, 2007, the impact of stock-based compensation expense on basic and diluted earnings per share was $0.11 and $0.10, respectively.
     For fiscal years 2009, 2008 and 2007, the Company recorded incremental tax benefits from stock options exercised and restricted stock unit award vesting of $0.3 million, $1.0 million and $3.3 million, respectively, which is classified as part of cash flows from financing activities in the consolidated statements of cash flows.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Independent research and development
     Independent research and development, which is not directly funded by a third party, is expensed as incurred. Independent research and development expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials and other expenses related to research and development programs.
     Rent expense, deferred rent obligations and deferred lease incentives
     The Company leases all of its facilities under operating leases. Some of these lease agreements contain tenant improvement allowances funded by landlord incentives, rent holidays and rent escalation clauses. Accounting principles generally accepted in the United States require rent expense to be recognized on a straight-line basis over the lease term. The difference between the rent due under the stated periods of the lease compared to that of the straight-line basis is recorded as deferred rent within accrued and other long-term liabilities in the consolidated balance sheet.
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
     At April 3, 2009 and March 28, 2008, deferred rent included in accrued liabilities in our consolidated balance sheets was $0.4 million and $0.3 million, respectively, and deferred rent included in other long-term liabilities in our consolidated balance sheets was $6.2 million and $4.4 million, respectively.
     Income taxes
     On March 31, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No.109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense.
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
     Earnings per share
     Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding and potential common stock, if dilutive during the period. Potential common stock includes options granted and restricted stock units awarded under the Company’s

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
equity compensation plan which are included in the earnings per share calculations using the treasury stock method, common shares expected to be issued under the Company’s employee stock purchase plan, other conditions denoted in the Company’s agreements with the predecessor stockholders of certain acquired companies at April 3, 2009, March 28, 2008 and March 30, 2007, and shares potentially issuable under the amended ViaSat 401(k) Profit Sharing Plan in connection with the Company’s decision to pay a discretionary match in common stock or cash.
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
     Recent accounting pronouncements
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurement for Purpose of Lease Classification of Measurement under Statement 13,” which amends SFAS 157 to exclude accounting pronouncements that address fair value measurements for purpose of lease classification or measurement under SFAS No. 13, “Accounting for Leases.” In February 2008, the FASB also issued FSP SFAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 until the first fiscal year that begins after November 15, 2008 (fiscal year 2010 for the Company) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for financial assets and liabilities beginning in fiscal year 2009. The Company adopted this standard for financial assets and liabilities in the current fiscal year without any material impact to its consolidated financial statements. The Company is currently evaluating the impact that SFAS 157 may have on its consolidated financial statements and disclosures when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of fiscal year 2010.
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

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 will be effective for the Company in fiscal year 2010. The Company is currently evaluating the impact that SFAS 160 may have on its consolidated financial statements and disclosures.
     In April 2009, the FASB issued three FSPs to address concerns about measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, recording impairment charges on investments in debt instruments and requiring the disclosure of fair value of certain financial instruments in interim financial statements. The first FSP, FSP SFAS 157-4, “Determining Whether a Market is Not Active and a Transaction is Not Distressed,” provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. The second FSP, FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. The third FSP, FSP SFAS 107-1 (FSP 107-1) and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” increases the frequency of fair value disclosures from annual, to quarterly. All three FSPs are effective for interim periods ending after June 15, 2009, with the option for early adoption in interim periods ending after March 15, 2009. The Company did not choose to adopt early and does not expect that the adoption of the FSPs will have a material impact on its financial statements and disclosures.
Note 2 — Composition of Certain Balance Sheet Captions

	April 3, 2009	March 28, 2008
	(In thousands)
Accounts receivable, net:
Billed	$76,999	$92,516
Unbilled	87,469	63,278
Allowance for doubtful accounts	(362)	(310)

	$164,106	$155,484

Inventories:
Raw materials	$33,607	$21,091
Work in process	14,876	8,883
Finished goods	17,079	30,352

	$65,562	$60,326

Prepaid expenses and other current assets:
Prepaid expenses	$13,521	$9,537
Other	5,420	6,396

	$18,941	$15,933

Property, equipment and satellite, net:
Machinery and equipment (estimated useful life 2-5 years)	$56,053	$51,067
Computer equipment and software (estimated useful life 3 years)	43,591	43,700
Furniture and fixtures (estimated useful life 7 years)	9,918	9,192
Leasehold improvements (estimated useful life 2-11 years)	17,573	13,849
Land	3,124	3,124
Satellite under construction	110,588	8,136
Construction in progress	5,272	3,501

	246,119	132,569
Less accumulated depreciation and amortization	(75,894)	(67,876)

	$170,225	$64,693

Other acquired intangible assets, net:
Technology	$44,392	$44,392
Contracts and relationships	18,898	18,898
Non-compete agreement	9,076	9,076
Other intangibles	9,323	9,323

	81,689	81,689
Less accumulated amortization	(65,034)	(56,212)

	$16,655	$25,477

Other assets:
Capitalized software costs, net	$672	$1,091
Patents, orbital slots and other licenses, net	4,144	3,188
Deferred income taxes	13,771	10,169
Other	13,222	4,443

	$31,809	$18,891

Accrued liabilities:
Current portion of warranty reserve	$6,853	$6,550
Secured borrowing and accrued interest	—	5,015
Accrued vacation	10,935	9,374
Accrued employee compensation	16,768	4,867
Collections in excess of revenues	26,811	37,252
Other	10,470	10,899

	$71,837	$73,957

Other liabilities:
Accrued warranty	$4,341	$5,129
Unrecognized tax position liabilities	10,773	5,974
Deferred rent, long-term portion	6,191	4,387
Other	3,413	1,800

	$24,718	$17,290

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Fair Value Measurement
     Effective March 29, 2008, the Company adopted SFAS 157 for financial assets and liabilities measured at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. As a basis for categorizing inputs, SFAS 157 establishes the following hierarchy which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions:
•	Level 1 — Inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Inputs which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instruments valuation.
     The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of April 3, 2009:

	Fair value at
	April 3, 2009	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents	$2,029	$6	$2,023	$—

Total assets measured at fair value on a recurring basis	$2,029	$6	$2,023	$—

     The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:
     Cash equivalents — The Company’s cash equivalents consist of money market funds. Certain money market funds are valued using quoted prices for identical assets in an active market with sufficient volume and frequency of transactions (Level 1). The remaining portion of money market funds are valued based on quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or brokers’ model driven valuations in which all significant inputs are observable or can be obtained from or corroborated by observable market data for substantially the full term of the assets (Level 2).
     The Company had no foreign currency forward exchange contracts outstanding at April 3, 2009.
Note 4 — Accounting for Goodwill and Intangible Assets
     The Company accounts for its goodwill under SFAS 142. The SFAS 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. Reporting units within the Company’s government systems and commercial networks segments have goodwill assigned to them. The Company estimates the fair values of the reporting units using discounted cash flows. The cash flow forecasts are adjusted by an appropriate discount rate in order to determine the present value of the cash flows. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value, if any, represents the amount of goodwill impairment.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The annual test of impairment as required by SFAS 142 was completed in the fourth quarter of our fiscal year. In applying the first step, which is identification of any impairment of goodwill as of the test date, no impairment of goodwill resulted. Since step two is required only if step one reveals an impairment, the Company was not required to complete step two and the annual impairment testing was complete.
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
     During the fourth quarter of fiscal year 2009, a $1.1 million adjustment reducing commercial networks segment goodwill was made related to pre-acquisition federal net operating loss carryovers with a corresponding adjustment to deferred tax assets. During the fourth quarter of 2009 a less than $0.1 million adjustment reducing our government systems segment goodwill related to certain deferred tax asset adjustments was made. As of April 3, 2009, JAST achieved financial results entitling the former JAST stockholders to $0.2 million of additional consideration. The $0.2 million payable outstanding at April 3, 2009, was paid on April 30, 2009 by the Company in cash in full settlement of all additional consideration provisions. The additional purchase price consideration of $0.2 million was recorded as additional commercial networks segment goodwill in the fourth quarter of fiscal year 2009.
     The other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of eight months to ten years. The technology intangible asset has several components with estimated useful lives of five to nine years, contracts and relationships intangible asset has several components with estimated useful lives of three to ten years, non-compete agreements have useful lives of three to five years and other amortizable assets have several components with estimated useful lives of eight months to ten years. Amortization expense was $8.8 million, $9.6 million and $9.5 million for the fiscal years ended April 3, 2009, March 28, 2008 and March 30, 2007, respectively. The estimated amortization expense for the next five years is as follows:

Amortization
(In thousands)
Expected for fiscal year 2010	$5,588
Expected for fiscal year 2011	4,826
Expected for fiscal year 2012	3,600
Expected for fiscal year 2013	1,047
Expected for fiscal year 2014	646
Thereafter	948

$16,655

     The allocation of the other acquired intangible assets and the related accumulated amortization as of April 3, 2009 and March 28, 2008 is as follows:

	As of April 3, 2009			As of March 28, 2008
		Accumulated	Net book		Accumulated	Net book
(In thousands)	Total	Amortization	Value	Total	Amortization	Value

Technology	$44,392	$(35,288)	$9,104	$44,392	$(29,529)	$14,863
Contracts and relationships	18,898	(13,030)	5,868	18,898	(10,868)	8,030
Non-compete agreements	9,076	(8,585)	491	9,076	(8,311)	765
Other amortizable assets	9,323	(8,131)	1,192	9,323	(7,504)	1,819

Total other acquired intangible assets	$81,689	$(65,034)	$16,655	$81,689	$(56,212)	$25,477

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 — Line of Credit
     On October 31, 2008, the Company entered into a three-year, $85.0 million revolving credit facility (the Credit Facility) in the form of the Third Amended and Restated Revolving Loan Agreement, which replaced an existing $60.0 million revolving credit facility. Borrowings under the Credit Facility are permitted up to a maximum amount of $85.0 million, including up to $25.0 million of letters of credit, and bear interest, at the Company’s option, at either (a) the higher of the Federal Funds rate plus 0.50% or the administrative agent’s prime rate as announced from time to time, or (b) at the London interbank offered rate plus, in the case of each of (a) and (b), an applicable margin that is based on the ratio of the Company’s debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The Credit Facility is collateralized by substantially all of the Company’s personal property. At April 3, 2009, the Company had $6.2 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility of $78.8 million.
     The Credit Facility contains financial covenants regarding a maximum leverage ratio and a minimum interest coverage ratio. In addition the Credit Facility contains covenants that restrict, among other things, the Company’s ability to incur additional debt, sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial loan covenants under the Credit Facility as of April 3, 2009.
Note 6 — Common Stock and Stock Plans
     In April 2007, the Company filed a new universal shelf registration statement with the SEC for the future sale of up to an additional $200.0 million of debt securities, common stock, preferred stock, depositary shares and warrants, bringing the aggregate available under the Company’s universal shelf registration statements up to an aggregate of $400.0 million. The securities may be offered from time to time, separately or together, directly by the Company or through underwriters at amounts, prices, interest rates and other terms to be determined at the time of the offering.
     In November 1996, the Company adopted the 1996 Equity Participation Plan. The 1996 Equity Participation Plan provides for the grant to executive officers, other key employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards. From November 1996 to October 2008 through various amendments of the 1996 Equity Participation Plan, the Company increased the maximum number of shares reserved for issuance under this plan from 2,500,000 shares to 12,600,000 shares. The Company believes that such awards better align the interests of its employees with those of its stockholders. Shares of the Company’s common stock granted under the Plan in the form of stock options or stock appreciation right are counted against the Plan share reserve on a one for one basis. Shares of the Company’s common stock granted under the Plan as an award other than as an option or as a stock appreciation right with a per share purchase price lower than 100% of fair market value on the date of grant are counted against the Plan share reserve as two shares for each share of common stock. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three to five years of continuous service and have terms from six to ten years. Restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date. As of April 3, 2009, the Company had granted options and restricted stock units, net of cancellations, to purchase 8,426,391 and 1,002,557 shares of common stock, respectively, under the Plan.
     In November 1996, the Company adopted the ViaSat, Inc. Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) to assist employees in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. In September 2005, the Company amended the Employee Stock Purchase Plan to increase the maximum number of shares reserved for issuance under this plan from 1,000,000 shares to 1,500,000 shares. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of April 3, 2009, the Company had issued 1,382,274 shares of common stock under this plan.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Transactions related to the Company’s stock options are summarized as follows:

			Weighted Average
	Number of	Exercise Price	Exercise Price
	Shares	per Share	per Share
Outstanding at March 31, 2006	5,700,146	$4.25 — $43.82	$16.70
Options granted	928,850	23.85 — 33.68	26.68
Options canceled	(55,244)	5.03 — 28.91	20.63
Options exercised	(894,199)	4.25 — 27.94	13.58

Outstanding at March 30, 2007	5,679,553	4.70 — 43.82	18.78
Options granted	401,950	19.74 — 32.62	27.56
Options canceled	(54,089)	5.03 — 32.62	24.73
Options exercised	(386,189)	5.03 — 28.91	14.76

Outstanding at March 28, 2008	5,641,225	4.70 — 43.82	19.63
Options granted	280,800	19.05 — 27.27	21.04
Options canceled	(135,700)	10.73 — 33.68	24.86
Options exercised	(337,276)	4.70 — 22.03	10.73

Outstanding at April 3, 2009	5,449,049	$5.03 — $43.82	$20.12

     All options issued under the Company’s stock option plans have an exercise price equal to the fair market value of the Company’s stock on the date of the grant.
     The following table summarizes all options outstanding and exercisable by price range as of April 3, 2009:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life-Years	Price	Exercisable	Price
$5.03 — $10.73	661,228	3.04	$9.59	660,707	$9.60
11.08 — 15.54	576,048	2.56	13.60	576,048	13.60
15.55 — 18.71	363,084	4.16	17.53	363,084	17.53
18.73 — 18.73	623,716	5.49	18.73	623,716	18.73
18.97 — 21.02	736,300	5.06	20.49	466,875	20.73
21.75 — 22.00	101,000	5.05	21.92	41,000	21.79
22.03 — 22.03	842,350	1.48	22.03	842,350	22.03
22.10 — 26.13	430,290	4.43	24.13	380,540	24.01
26.15 — 26.15	565,500	3.47	26.15	286,636	26.15
26.16 — 43.82	549,533	3.40	29.81	339,979	29.23

$5.03 — $43.82	5,449,049	3.60	$20.12	4,580,935	$19.19

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Transactions related to the Company’s RSUs are summarized as follows:

Number of
Restricted Stock
Units
Outstanding at March 30, 2007	389,514
Awarded	12,900
Forfeited	(7,340)
Released	(94,165)

Outstanding at March 28, 2008	300,909
Awarded	637,200
Forfeited	(29,717)
Released	(94,181)

Outstanding at April 3, 2009	814,211

     All RSUs awarded under the Company’s stock plans have an exercise price equal to zero.
Note 7 — Shares Used in Earnings Per Share Calculations

	Fiscal Years Ended
	April 3, 2009	March 28, 2008	March 30, 2007
Weighted average common shares outstanding used in calculating basic net income per share	30,771,698	30,231,925	28,589,144
Weighted average options to purchase common stock as determined by application of the treasury stock method	944,110	1,835,023	2,129,238
Weighted average restricted stock units to acquire common stock as determined by application of the treasury stock method	129,550	96,198	17,804
Weighted average contingently issuable shares in connection with certain terms of the JAST acquisition agreement	5,017	9,803	—
Weighted average contingently issuable shares in connection with certain terms of the Enerdyne acquisition agreement	—	15,482	138,264
Weighted average potentially issuable shares in connection with certain terms of the amended Viasat 401(k) Profit Sharing Plan	1,204	—	—
Employee Stock Purchase Plan equivalents	32,028	35,259	18,988

Shares used in computing diluted net income per share	31,883,607	32,223,690	30,893,438

     Antidilutive shares relating to stock options excluded from the calculation were 2,771,573, 986,136 and 511,253 shares for the fiscal years ended April 3, 2009, March 28, 2008, and March 30, 2007, respectively. Antidilutive shares relating to restricted stock units excluded from the calculation were 8,490 and 1,854 for the fiscal years ended April 3, 2009 and March 28, 2008. For the fiscal year ended March 30, 2007, there were no antidilutive shares relating to restricted stock units excluded from the calculation.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 — Income Taxes
     The provision for income taxes includes the following:

	Fiscal Years Ended
	April 3, 2009	March 28, 2008	March 30, 2007
	(In thousands)
Current tax provision
Federal	$13,021	$15,233	$10,781
State	3,644	1,650	191
Foreign	215	214	137

	16,880	17,097	11,109

Deferred tax benefit
Federal	(5,059)	(2,064)	(3,269)
State	(5,005)	(1,512)	(1,085)
Foreign	(22)	—	—

	(10,086)	(3,576)	(4,354)

Total provision for income taxes	$6,794	$13,521	$6,755

     Significant components of the Company’s net deferred tax assets are as follows:

	As of
	April 3, 2009	March 28, 2008
	(In thousands)
Deferred tax assets:
Tax credit carryforwards	$14,768	$10,828
Warranty reserve	4,469	4,612
Accrued compensation	6,972	2,873
Deferred rent	2,606	1,850
Inventory reserve	1,666	1,271
Stock compensation	5,915	3,433
Contract accounting	5,939	4,750
Other	2,702	1,217
Valuation allowance	(2,062)	(969)

Total deferred tax assets	42,975	29,865
Deferred tax liabilities:
Property, equipment and intangible assets	2,481	1,032

Total deferred tax liabilities	2,481	1,032

Net deferred tax assets	$40,494	$28,833

     A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Fiscal Years Ended
	April 3, 2009	March 28, 2008	March 30, 2007
	(In thousands)
Tax expense at federal statutory rate	$15,834	$16,830	$13,016
State tax provision, net of federal benefit	2,545	2,071	1,595
Tax credits	(10,017)	(5,604)	(7,727)
Manufacturing deduction	(920)	(659)	(248)
Other	(648)	883	119

Total provision for income taxes	$6,794	$13,521	$6,755

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     As of April 3, 2009, the Company had federal and state research credit carryforwards of approximately $5.4 million and $14.4 million, respectively, that begin to expire in fiscal year 2027 and fiscal year 2020, respectively.
     In accordance with SFAS 109, net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $2.1 million at April 3, 2009 and $1.0 million at March 28, 2008 has been established relating to state net operating loss carryforwards and research credit carryforwards that, based on management’s estimate of future taxable income attributable to certain states and generation of additional research credits, are considered more likely than not to expire unused.
     In fiscal year 2009, approximately $1.1 million of deferred tax assets related to pre-acquisition federal net operating loss carryovers were increased with a corresponding adjustment to decrease goodwill.
     There is approximately $4.1 million of pre-acquisition state net operating loss carryovers related to the acquisition of ICT. The future tax benefits of these losses have not been recognized as deferred tax assets nor shown in the deferred tax table presented above based upon the uncertainty of future taxable income attributable to Massachusetts. To the extent these assets are recognized in the future, the adjustment will be applied as a reduction of the income tax provision.
     On March 31, 2007, the Company adopted the provisions of FIN 48. The Company recorded a cumulative change of $0.3 million as a decrease to retained earnings.
     The following table summarizes the activity related to our unrecognized tax benefits:

(In thousands)
Balance at March 28, 2008	$30,691
Decrease related to prior year tax positions	(717)
Increases related to current year tax positions	8,880
Statute expirations	(937)
Settlements	—

Balance at April 3, 2009	$37,917

     Of the total unrecognized tax benefits at April 3, 2009, approximately $23.6 million would reduce our annual effective tax rate if recognized.
     Included in the balance at April 3, 2009 are $9.6 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
     In the next twelve months it is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $3.0 million as a result of the expiration of the statute of limitations or settlements with tax authorities for previously filed tax returns.
     The Company is subject to periodic audits by domestic and foreign tax authorities. The Internal Revenue Service (“IRS”) examination of our United States federal tax returns for fiscal years 2001-2004 was completed in the fourth quarter of fiscal year 2006 and agreement was reached with the IRS on the proposed adjustments. There was no material impact on income taxes or interest resulting from these audits and we consider those fiscal years to be effectively settled under FIN 48. By statute, our United States federal returns are subject to examination by the IRS for fiscal years 2006 through 2008. Additionally, tax credit carryovers that were generated in prior years and utilized in these years may also be subject to examination by the IRS. In July 2007, the IRS commenced an examination of our fiscal year 2006 federal income tax return. With few exceptions, the fiscal years 2005 to 2008 remain open to examination by state and foreign taxing jurisdictions. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations. The Company’s policy is to recognize interest expense and penalties related to income tax

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
matters as a component of income tax expense. There was $1.1 million of accrued interest and penalties associated with uncertain tax positions as of April 3, 2009. A decrease of $0.1 million of interest and penalties was recorded in the period ended April 3, 2009.
Note 9 — Employee Benefits
     The Company is a sponsor of a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code which was amended during the fourth quarter of fiscal year 2009. Under the amended plan, the Company may make discretionary contributions to the plan which vest over six years. The Company’s discretionary matching contributions to the plan are based on the amount of employee contributions and can be made in cash or the Company’s common stock at the Company’s election. If the Company had elected to settle the discretionary contributions liability in stock, 223,257 of the maximum 250,000 shares of common stock approved at this time would have been issued based on the April 3, 2009 common stock closing price. Discretionary contributions accrued by the Company during fiscal years 2009, 2008, 2007 amounted to $5.1 million, $4.7 million and $3.9 million, respectively.
Note 10 — Commitments
     In January 2008, the Company entered into several agreements with Space Systems/Loral (SS/L), Loral Space & Communications (Loral) and Telesat Canada (Telesat) related to the Company’s high-capacity satellite system. Under the satellite construction contract with SS/L, the Company purchased a new broadband satellite (ViaSat-1) designed by the Company and currently under construction by SS/L for approximately $209.1 million, subject to purchase price adjustments based on satellite performance. The total cost of the satellite is $246.0 million, but, as part of the satellite purchase arrangements, Loral executed a separate contract with SS/L whereby Loral is purchasing the Canadian beams on the ViaSat-1 satellite for approximately $36.9 million (15% of the total satellite cost). The Company has entered into a beam sharing agreement with Loral, whereby Loral has agreed to reimburse the Company for 15% of the total costs associated with launch and launch insurance, for which the reimbursement amount is estimated to be approximately $20.7 million, and in-orbit insurance and satellite operating costs post launch.
     In November 2008, the Company entered into a launch services agreement with Arianespace to procure launch services for the ViaSat-1 satellite at a cost estimated to be $107.8 million, depending on the mass of the satellite at launch. In March 2009, the Company substituted ILS International Launch Services, Inc. for Arianespace as the primary provider of launch services for ViaSat-1, and accordingly, the Company entered into a contract for launch services with ILS to procure launch services for the ViaSat-1 satellite at an estimated cost of $80.0 million, subject to certain adjustments.
     On May 7, 2009, the Company entered into an Amended and Restated Launch Services Agreement with Arianespace where by, Arianespace has agreed to perform certain launch services to maintain the launch capability for the ViaSat-1 high-capacity satellite, should the need arise, or for launch services for a future ViaSat satellite launch prior to December 2015. This amendment and restatement also provides for certain cost adjustments depending on fluctuations in foreign currencies, mass of the satellite launched and launch period timing.
     The Company leases office facilities under non-cancelable operating leases with initial terms ranging from one to eleven years which expire between fiscal year 2010 and fiscal year 2019 and provide for pre-negotiated fixed rental rates during the terms of the lease. Certain of the Company’s facilities leases contain option provisions which allow for extension of the lease terms.
     For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight-line basis over the lease term as that term is defined in SFAS 13, “Accounting for Leases,” as amended, including any option periods considered in the lease term and any periods during which the Company has use of the property but is not charged rent by a landlord (“rent holiday”). Leasehold improvement incentives paid to the Company by a landlord are recorded as a liability and amortized as a reduction of rent expense over the lease term. Total rent expense was $12.5 million, $10.2 million and $8.2 million in fiscal years 2009, 2008 and 2007, respectively.
     Future minimum lease payments are as follows (in thousands):

Years Ending,
2010	13,858
2011	15,180
2012	13,079
2013	12,305
2014	12,117
Thereafter	36,802

$103,341

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11 — Contingencies
     The Company is involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, the Company believes that the resolution of its current pending matters will not have a material adverse effect on its business, financial condition, results of operations or liquidity.
Note 12 — Product Warranty
     The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty cost, the Company bases its estimates on its experience with the technology involved and the type of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual in fiscal years 2009, 2008 and 2007.

	Fiscal Years Ended
	April 3, 2009	March 28, 2008	March 30, 2007
	(In thousands)
Balance, beginning of period	$11,679	$9,863	$8,369
Change in liability for warranties issued in period	7,720	9,610	7,347
Settlements made (in cash or in kind) during the period	(8,205)	(7,794)	(5,853)

Balance, end of period	$11,194	$11,679	$9,863

Note 13 — Segment Information
     The Company’s government systems, commercial networks and satellite services segments are primarily distinguished by the type of customer and the related contractual requirements. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the commercial networks and satellite services segments. The Company’s satellite services segment is comprised of its expanding maritime and airborne broadband and enterprise VSAT services and ViaSat-1 satellite-related activities. The Company’s commercial networks segment comprises its former satellite networks and antenna systems segments, except for the satellite services segment. The Company’s reporting segments, comprised of the government systems, commercial networks and satellite services segments, are determined consistently with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance. The following segment information reflects prior periods recast to this organizational and reporting structure:

	Fiscal Years Ended
	April 3, 2009	March 28, 2008	March 30, 2007
	(In thousands)
Revenues
Government Systems	$388,656	$319,538	$278,352
Commercial Networks	230,828	248,297	231,526
Satellite Services	8,695	6,815	6,688
Elimination of intersegment revenues	—	—	—

Total revenues	$628,179	$574,650	$516,566

Operating profits (losses)
Government Systems	$57,019	$45,793	$42,795
Commercial Networks	63	9,802	4,279
Satellite Services	(3,978)	(2,851)	(1,699)
Elimination of intersegment operating profits	—	44	—

Segment operating profit before corporate and amortization	53,104	52,788	45,375
Corporate	5	(296)	(428)
Amortization of intangibles	(8,822)	(9,562)	(9,502)

Income from operations	$44,287	$42,930	$35,445

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Amortization of acquired intangibles by segment for the fiscal years ended April 3, 2009, March 28, 2008 and March 30, 2007 was as follows:

(In thousands)	April 3, 2009	March 28, 2008	March 30, 2007
Government Systems	$1,088	$1,087	$2,009
Commercial Networks	7,734	8,475	7,493
Satellite Services	—	—	—

Total amortization of intangibles	$8,822	$9,562	$9,502

     Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. Segment assets as of April 3, 2009 and March 28, 2008 were as follows:

(In thousands)	April 3, 2009	March 28, 2008
Segment assets
Government Systems	$145,568	$139,979
Commercial Networks	164,844	166,858
Satellite Services	1,278	1,016

Total segment assets	311,690	307,853
Corporate assets	311,252	243,241

Total assets	$622,942	$551,094

     Net acquired intangible assets and goodwill included in segment assets as of April 3, 2009 and March 28, 2008 were as follows:

	Net intangible assets		Goodwill
(In thousands)	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Government Systems	$2,792	$3,880	$22,161	$22,191
Commercial Networks	13,863	21,597	43,268	44,216
Satellite Services	—	—	—	—

Total	$16,655	$25,477	$65,429	$66,407

     Revenue information by geographic area for the fiscal years ended April 3, 2009, March 28, 2008 and March 30, 2007 was as follows:

	Fiscal Years Ended
	April 3, 2009	March 28, 2008	March 30, 2007
	(In thousands)
United States	$528,342	$472,151	$434,458
Europe, Middle East and Africa	49,024	40,472	33,930
Asia, Pacific	30,716	27,745	21,927
North America other than United States	14,840	28,638	16,706
Central and Latin America	5,257	5,644	9,545

	$628,179	$574,650	$516,566

     The Company distinguishes revenues from external customers by geographic areas based on customer location.
     The net book value of long-lived assets located outside the United States was $0.3 million and $0.4 million at April 3, 2009 and March 28, 2008, respectively.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14 — Certain Relationships and Related-Party Transactions
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
     In January 2008, the Company entered into several agreements with SS/L, Loral and Telesat Canada related to the Company’s anticipated high-capacity satellite system. Under the satellite construction contract with SS/L, the Company purchased a new broadband satellite (ViaSat-1) designed by the Company and currently under construction by SS/L for approximately $209.1 million, subject to purchase price adjustments based on satellite performance. In addition, the Company entered into a beam sharing agreement with Loral, whereby Loral is responsible for contributing 15% of the total costs (estimated at approximately $57.6 million) associated with the ViaSat-1 satellite project. The Company’s contract with SS/L for the construction of the ViaSat-1 satellite was approved by the disinterested members of the Company’s Board of Directors, after a determination by the disinterested members of the Company’s Board that the terms and conditions of the purchase were fair to the Company and in the best interests of the Company and its stockholders.
     During the fiscal years ended April 3, 2009 and March 28, 2008, related to the construction of the Company’s anticipated high-capacity satellite system, the Company paid $92.7 million and $3.8 million, respectively, to SS/L. The Company had outstanding payables related to SS/L as of April 3, 2009 and March 28, 2008 of $9.7 million and $3.8 million, respectively. In the normal course of business, the Company recognized $2.0 million, $11.1 million and $9.7 million of revenue related to Telesat Canada for the fiscal years ended April 3, 2009, March 28, 2008 and March 30, 2007. Accounts receivable due from Telesat Canada as of April 3, 2009 and March 28, 2008 were $2.7 million and $3.1 million, respectively.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Three Fiscal Years Ended April 3, 2009

Allowance for
Date	Doubtful Accounts
(In thousands)
Balance, March 31, 2006	$265
Provision	1,215
Write-off	(266)

Balance, March 30, 2007	$1,214
Provision	501
Write-off	(1,405)

Balance, March 28, 2008	$310
Provision	377
Write-off	(325)

Balance, April 3, 2009	$362

Deferred Tax
Asset Valuation
Date	Allowance
(In thousands)
Balance, March 31, 2006	$303
Provision	100
Write-off	—

Balance, March 30, 2007	$403
Provision	566
Write-off	—

Balance, March 28, 2008	$969
Provision	1,093
Write-off	—

Balance, April 3, 2009	$2,062

II-1