Form 10-K/A
period 2009-04-03
VIASAT INC
filed 2009-07-31
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 3, 2009.
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
     The number of shares outstanding of the registrant’s common stock, $.0001 par value, as of July 23, 2009 was 31,597,200.

DOCUMENTS INCORPORATED BY REFERENCE
None
Explanatory Note
     This Amendment No. 1 to the Annual Report of ViaSat, Inc. (ViaSat or the Company) on Form 10-K for the fiscal year ended April 3, 2009 (the 2009 Form 10-K) is filed to amend the following items in their entirety:
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
     This Amendment No. 1 does not reflect events occurring after May 28, 2009, the original filing date of the 2009 Form 10-K. Other than the items listed above, there are no other changes to the 2009 Form 10-K. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in ViaSat’s reports filed with the Securities and Exchange Commission (the Commission) for periods subsequent to the date of the original filing of the 2009 Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position with ViaSat
Mark D. Dankberg	54	Chairman and Chief Executive Officer
Richard A. Baldridge	50	President and Chief Operating Officer
H. Stephen Estes	54	Vice President—Human Resources
Kevin J. Harkenrider	53	Vice President—Operations
Steven R. Hart	55	Vice President and Chief Technical Officer
Keven K. Lippert	36	Vice President—General Counsel and Secretary
Mark J. Miller	49	Vice President and Chief Technical Officer
Ronald G. Wangerin	42	Vice President and Chief Financial Officer
Robert W. Johnson	59	Director
B. Allen Lay	74	Director
Jeffrey M. Nash	61	Director
John P. Stenbit	69	Director
Michael B. Targoff	65	Director
Harvey P. White	75	Director
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
          Robert W. Johnson has been a director of ViaSat since 1986. Mr. Johnson has worked in the venture capital industry since 1980, and has acted as an independent investor and served on the board of directors of a number of entrepreneurial companies since 1988. Mr. Johnson holds B.S. and M.S. degrees in Electrical Engineering from Stanford University and M.B.A. and D.B.A. degrees from Harvard Business School.
          B. Allen Lay has been a director of ViaSat since 1996. From 1983 to 2001, he was a General Partner of Southern California Ventures, a venture capital company. From 2001 to the present he has acted as a consultant to the venture capital industry. Mr. Lay is currently a director of NPI, LLC, a privately-held developer and supplier of proprietary and patentable ingredients for dietary supplements, and Carley Lamps, LLC, a privately-held manufacturer of specialty light bulbs.
          Dr. Jeffrey M. Nash has been a director of ViaSat since 1987. From 1994 until 2003, he served as President of Digital Perceptions Inc., a privately-held consulting and software development firm serving the defense, remote sensing, communications, aviation and commercial computer industries. Since September 2003, he has been President and Chairman of Inclined Plane Inc., a privately-held consulting and intellectual property development company serving the defense, communications and media industries. In addition to his role at ViaSat, Dr. Nash serves as a director of two San Diego-based companies: Pepperball Technologies, Inc., a publicly-held manufacturer of non-lethal personal defense equipment for law enforcement, security and personal defense applications, and REMEC, Inc., which is now in dissolution.
          John P. Stenbit has been a director of ViaSat since August 2004. From 2001 to his retirement in March 2004, Mr. Stenbit served as the Assistant Secretary of Defense for Command, Control, Communications, and Intelligence (C3I) and later as Assistant Secretary of Defense of Networks and Information Integration / Department of Defense Chief Information Officer, the C3I successor organization. From 1977 to 2001, Mr. Stenbit worked for TRW, retiring as Executive Vice President. Mr. Stenbit was a Fulbright Fellow and Aerospace Corporation Fellow at the Technische Hogeschool, Einhoven, Netherlands. Mr. Stenbit has chaired the Science Advisory Panel to the Director for the Administrator of the Federal Aviation Administration. Mr. Stenbit currently serves on the board of directors of the following publicly-held companies: Cogent, Inc. and Loral Space & Communications Inc. He is also on the board of trustees of The Mitre Corp. a private, not-for-profit corporation. Mr. Stenbit also serves on the Defense Science Board, the Advisory Board of the National Security Agency, the Science Advisory Group of the U.S. Strategic Command and the Naval Studies Board. He also does consulting for various government and commercial clients.
          Michael B. Targoff has been a director of ViaSat since February 2003. In February 2006, Mr. Targoff was elected Chief Executive Officer of Loral Space & Communications Inc. (Loral). Since November 2005, he has served as the vice chairman of Loral’s board of directors and serves on the executive and compensation committees. Mr. Targoff originally joined Loral Space & Communications Limited in 1981 and served as Senior Vice President and General Counsel until January 1996, when he was elected

President and Chief Operating Officer of the newly formed Loral. In 1998, he founded Michael B. Targoff & Co., which invests in telecommunications and related industry early stage companies. Mr. Targoff is chairman of the board and chairman of the audit committee of CPI International, Inc., a publicly-held company, and a director and chairman of the audit committee of Leap Wireless International, Inc., a publicly-held company. Mr. Targoff also serves on the board of directors of five private telecommunications companies. Prior to joining Loral Space & Communications Limited in 1981, Mr. Targoff was a partner in the New York City law firm, Willkie Farr & Gallagher. Mr. Targoff holds a B.A. degree from Brown University and a J.D. degree from the Columbia University School of Law, where he was a Hamilton Fisk Scholar and editor of the Columbia Journal of Law and Social Problems.
          Harvey P. White has been a director of ViaSat since May 2005. Since June 2004, Mr. White has served as Chairman of (SHW)2 Enterprises, a business development and consulting firm. From September 1998 through June 2004, Mr. White served as Chairman and Chief Executive Officer of Leap Wireless International, Inc. Prior to that, Mr. White was a co-founder of QUALCOMM Incorporated where he held various positions including director, President and Chief Operating Officer. Mr. White is the chairman of the board of Quanlight, Inc. and serves on the board of directors of the San Diego Padres. Mr. White attended West Virginia Wesleyan College and Marshall University where he received a B.A. degree in Economics.
Corporate Governance Principles
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
Board Structure and Committee Composition
          As of the date of this report, our Board of Directors has seven directors and the following five committees: (1) Audit Committee, (2) Compensation and Human Resources Committee, (3) Nomination and Evaluation Committee, (4) Corporate Governance Committee, and (5) Banking/Finance Committee. The membership during the last year and the function of each of the committees are described below. Each of the committees operates under a written charter which can be found on the “Investor Relations” section of our website at investors.viasat.com. During our fiscal year ended April 3, 2009, the Board held five meetings, including telephonic meetings. During this period, all of the directors attended or participated in at least 75% of the aggregate of the total number of meetings of the Board and the total number of meetings held by all committees of the Board on which each such director served. Although we do not have a formal policy regarding attendance by members of our Board at our annual meeting of stockholders, we encourage the attendance of our directors and director nominees at our annual meeting, and historically more than a majority have done so. Six of our directors attended last year’s annual meeting of stockholders.

		Compensation and	Nomination and	Corporate
		Human Resources	Evaluation	Governance	Banking/Finance
Director	Audit Committee	Committee	Committee	Committee	Committee

Mark D. Dankberg					Member
Robert W. Johnson	Member		Chair	Member
B. Allen Lay	Chair				Member
Jeffrey M. Nash	Member	Chair
John P. Stenbit		Member	Member
Michael B. Targoff				Chair	Chair
Harvey P. White	Member	Member

Number of Meetings in Fiscal 2009	6	6	1	1	1

          Audit Committee. The Audit Committee reviews the professional services provided by our independent registered public accounting firm, the independence of such independent registered public accounting firm from our management, and our annual and quarterly financial statements. The Audit Committee also reviews such other matters with respect to our accounting, auditing and financial reporting practices and procedures as it may find appropriate or may be brought to its attention. The Board of Directors has determined that each of the four members of our Audit Committee is an “audit committee financial expert” as defined by the rules of the SEC.
          Compensation and Human Resources Committee. The Compensation and Human Resources Committee is responsible for establishing and monitoring policies governing the compensation of executive officers. In carrying out these responsibilities, the Compensation and Human Resources Committee is responsible for advising and consulting with the officers regarding managerial personnel and development, and for reviewing and, as appropriate, recommending to the Board of Directors, policies, practices and procedures relating to the compensation of directors, officers and other managerial employees and the establishment and administration of our employee benefit plans. The objectives of the Compensation and Human Resources Committee are to encourage high performance, promote accountability and assure that employee interests are aligned with the interests of our stockholders. For additional information concerning the Compensation and Human Resources Committee, see “Compensation Discussion and Analysis.”
          Nomination and Evaluation Committee. The Nomination and Evaluation Committee reviews and recommends nominees for election as directors and committee members, conducts the evaluation of our Chief Executive Officer, and advises the Board with respect to Board and committee composition.
          Corporate Governance Committee. The Corporate Governance Committee is responsible for development and recommendation to the Board of a set of corporate governance guidelines and principles and provides oversight of the process for the self-assessment by the Board and each of its committees.
          Banking/Finance Committee. The Banking/Finance Committee oversees certain aspects of corporate finance for the company and reviews and makes recommendations to the Board about the company’s financial affairs and policies, including short and long-term financing plans, objectives and principles, borrowings or the issuance of debt and equity securities.
Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of ViaSat common stock to file reports of ownership and changes in ownership with the SEC. These persons are required to furnish us with copies of all forms that they file. Based solely on our review of copies of these forms in our possession, or in reliance upon written representations from our directors and executive officers, we believe that all of our directors, executive officers and 10% stockholders complied with the Section 16(a) filing requirements during the fiscal year ended April 3, 2009, with the exceptions noted herein. A late report was filed on behalf of Mr. Stenbit with respect to a single transaction involving the annual equity grant of stock options. A late report was filed on behalf of each of Mr. Dankberg and Mr. Hart relating to the settlement of restricted stock units and the withholding of shares to satisfy the tax withholding obligations resulting therefrom.

Item 11. Executive Compensation
Compensation Discussion and Analysis
          The following Compensation Discussion and Analysis provides information regarding the compensation program in place for our executive officers, including the Named Executive Officers identified in the Summary Compensation Table, during our 2009 fiscal year. In particular, this Compensation Discussion and Analysis provides information related to each of the following aspects of our executive compensation program:
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
          Our executive compensation program incorporates these components because our Compensation and Human Resources Committee considers a blend of these components to be necessary and effective in order to provide a competitive total compensation package to our executive officers while meeting the principal objectives of our executive compensation program. In addition, the Compensation and Human Resources Committee believes that our use of base salary, annual cash bonus, and long-term equity awards as the primary components of our executive compensation program is consistent with the executive compensation programs employed by technology companies of similar size and stage of growth.
          Our overall compensation objectives are premised on the following three fundamental principles, each of which is discussed below: (1) a significant portion of executive compensation should be performance-based, linking the achievement of company financial objectives and individual objectives; (2) the financial interests of our executive management and our stockholders should be aligned; and (3) the executive compensation program should be structured so that we can compete in the marketplace in hiring and retaining top level executives in our industry with compensation that is competitive and fair.
          Performance-Based Compensation. We strongly believe that a significant amount of executive compensation should be performance-based. In other words, our compensation program is designed to reward superior performance, and we believe that our executive officers should feel accountable for the overall performance of our business and their individual performance. In order to achieve this objective, we have structured our compensation program so that executive compensation is tied, in large part, directly to both company-wide and individual performance. For example, and as discussed specifically below, annual cash bonuses are based on, among other things, pre-determined corporate financial performance metrics and operational targets.
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
          Second, a significant portion of the total compensation paid to our executive officers is paid in the form of equity to further align the interests of our executive officers and our stockholders. In this regard, our executive officers are subject to the downside risk of a decrease in the value of their compensation in the event that the price of our common stock declines. We believe that a combination of restricted stock units and stock option awards, which each vest with the passage of time, provide meaningful long-term awards that are directly related to the enhancement of stockholder value. Equity awards are intended to reward our executive officers upon achieving operational and financial goals that we believe ultimately will be reflected in the value of our common stock. In addition, the time-vesting schedule of restricted stock units and stock option awards furthers the goal of executive retention.
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
Compensation Processes and Criteria
          The Compensation and Human Resources Committee is responsible for determining our overall executive compensation philosophy, and for evaluating and recommending all components of executive officer compensation (including base salary, annual cash bonuses and long-term equity awards) to our Board of Directors for approval. The Compensation and Human Resources Committee acts under a written charter adopted and approved by our Board and may, in its discretion, obtain the assistance of outside advisors, including compensation consultants, legal counsel and accounting and other advisors. Three outside directors currently serve on the Compensation and Human Resources Committee. Each member qualifies as an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code, a “non-employee director” within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934 and as independent within the meaning of the corporate governance standards of Nasdaq. A copy of the Compensation and Human Resources Committee charter can be found on the “Investor Relations” section of our website at investors.viasat.com.
          Because our executive compensation program relies on the use of three relatively straightforward components (base salary, annual cash bonus and long-term equity awards), the process for determining each component of executive compensation remains fairly consistent across each component. The Compensation and Human Resources Committee determines compensation in a manner consistent with our primary objectives for executive compensation discussed above. In determining each component of executive compensation, the Compensation and Human Resources Committee generally considers each of the following factors:
•	industry compensation data;

•	individual performance and contributions;

•	company financial performance;

•	total executive compensation;

•	affordability of cash compensation based on ViaSat’s financial results; and

•	availability and affordability of shares for equity awards.
          Industry Compensation Data. The Compensation and Human Resources Committee reviews the executive compensation data of comparable technology companies and other companies which are otherwise relevant as part of the process of determining executive compensation. In fiscal 2009, the Compensation and Human Resources Committee engaged Compensia, independent compensation consultant to the Compensation and Human Resources Committee, to provide insight and advice on matters regarding trends in executive officer compensation and benefits practices. With the assistance of Compensia, the Compensation and Human Resources Committee reviewed the compensation practices of a peer group of companies consisting of a broad range of companies in the high technology industry. In 2009, our peer group consisted of the following companies: Arris Group, Ciena, Comtech Telecommunications, Cubic, Cymer, FLIR Systems, Harmonic, Harris Stratex Networks, Infinera, Loral Space & Communications, Orbital Sciences, PMC-Sierra, Polycom, RF Micro Devices, Skyworks Solutions, Tekelec, Trimble Navigation and 3Com. The peer group was selected based on industry, net income, revenues, earnings per share and market capitalization. The Compensation and Human Resources Committee believes that this group of companies provides an appropriate peer group because they consist of similar organizations against whom we compete to obtain and retain top quality talent. In addition to peer group data, the Compensation and Human Resources Committee also analyzed and incorporated market information from the Radford Executive Compensation Survey, a nationally recognized compensation survey containing market information of companies in the high technology industry. This survey was not compiled specifically for ViaSat but rather represents a database containing comparative compensation data and information for hundreds of other high technology companies, thereby permitting the Compensation and Human Resources Committee to review pooled compensation data for positions similar to those held by each executive officer. Unlike peer group compensation data, which is limited to publicly available information and does not provide precise comparisons by position, the more comprehensive survey data can be used to provide pooled compensation data for positions closely akin to those held by each executive officer. In addition, the pool of senior executive talent from which we draw and against which we compare ourselves extends beyond the limited community of ViaSat’s immediate peer group and includes a wide range of other organizations in the communications sector outside ViaSat’s traditional competitors, which range is represented by such surveys. As a result, the primary role of peer group compensation data historically has been to serve as verification that the industry survey data is consistent with ViaSat’s direct publicly-traded peers in the United States and the Compensation and Human Resources Committee continues to primarily rely on industry survey data in determining actual executive compensation.
          Individual Performance. The Compensation and Human Resources Committee makes an assessment of individual executive performance and contributions. The individual performance assessments made by the Compensation and Human Resources Committee are based in part on input from executive management. As part of our executive compensation process, our Chief Executive Officer and President provide input to the Compensation and Human Resources Committee on individual executive performance and contributions. With respect to assessing the individual performance of our Chief Executive Officer, the Compensation and Human Resources Committee relies on an annual assessment completed by our Nomination and Evaluation Committee. The Compensation and Human Resources Committee believes input from management and outside advisors is valuable; however, the Compensation and Human Resources Committee makes its recommendations and decisions based on its independent analysis and assessment.
          Company Financial Performance. As previously discussed, a major component of our executive compensation program is the belief that a significant amount of executive compensation should be based on performance, including company financial performance. Although the Compensation and Human Resources Committee uses financial performance metrics as a basis for determining annual cash bonus compensation, company financial performance is also an important factor considered by the Compensation and Human Resources Committee in determining both base salary and equity awards.
          Total Executive Compensation. As part of reviewing each component of executive officer compensation, the Compensation and Human Resources Committee also considers the total compensation of the executive. This review of total compensation is completed to assure that each executive’s total compensation remains appropriately competitive and continues to meet the compensation objectives described above.
          Affordability. Prior to completing the executive cash compensation (base salary and annual cash bonuses) process, the Compensation and Human Resources Committee confirms that the proposed cash compensation is affordable under and consistent with ViaSat’s financial results. With respect to equity compensation, the Compensation and Human Resources Committee confirms the availability and affordability of shares prior to granting the equity awards to executives. To the extent the Compensation and Human Resources Committee determines that a component of executive compensation is not affordable, appropriate adjustments to that compensation component are made prior to final approval by the Compensation and Human Resources Committee and any subsequent recommendation to the Board of Directors.
          Determination of Compensation. The Compensation and Human Resources Committee and the Board hold several meetings each year for the review, discussion and determination of executive compensation. After reviewing, analyzing and discussing each of the factors for executive compensation described above, the Compensation and Human Resources Committee determines (or makes a recommendation to the Board of Directors) regarding the appropriate compensation for each individual executive officer. However, the Compensation and Human Resources Committee does not believe that it is appropriate to establish compensation levels based solely on benchmarking. The Compensation and Human Resources Committee relies upon the judgment of its members in making compensation decisions, after reviewing the company’s recent performance and carefully evaluating an executive officer’s performance during the year against established goals, leadership qualities, operational results, business responsibilities, experience, career with the company, current compensation arrangements and long-term potential to enhance stockholder value. While competitive market compensation paid by other companies is one of the many factors that the Compensation and Human Resources Committee considers in assessing suitable levels of compensation, it does not attempt to maintain a certain target percentile within a peer group or otherwise rely entirely on that data to determine executive officer compensation. Instead, the Compensation and Human Resources Committee incorporates flexibility into our compensation programs and in the assessment process to respond to and adjust for the evolving business environment.
          We strive to achieve an appropriate mix between equity incentive awards and cash payments in order to meet our objectives. Any apportionment goal is not applied rigidly and does not control our compensation decisions. Our mix of compensation elements is designed to reward recent results, align compensation with stockholder interests and fairly compensate executives through a combination of cash and equity incentive awards.
Components of Our Compensation Program
          As discussed above, the components of our compensation program are the following: base salary, annual cash bonuses, long-term equity-based compensation and certain other benefits that are generally available to all of our employees.
          Base Salary. In determining base salary, the Compensation and Human Resources Committee primarily considers (1) executive compensation survey results from Radford, which generally reports a compensation range for each position, (2) compensation data of our peer group companies prepared and analyzed by our independent compensation consultants, and (3) individual performance and contributions. In evaluating individual executive performance and contributions, the Compensation and Human Resources Committee also considers to what extent the executive:
•	sustains a high level of performance;

•	demonstrates success in contributing toward ViaSat’s achievement of key financial and other business objectives;

•	has a proven ability to help create stockholder value; and

•	possesses highly developed skills and abilities critical to ViaSat’s success.
          After also considering ViaSat’s recent financial performance, total executive compensation, and confirming affordability under ViaSat’s financial plan, the Compensation and Human Resources Committee set new base salaries for each of the executive officers. The following table describes the base salaries for fiscal year 2009 and fiscal year 2010 for each of our Named Executive Officers.

Fiscal Year 2009 and Fiscal Year 2010 Base Salary

	Fiscal Year 2009	Fiscal Year 2010	Percentage
Executive	Base Salary ($)	Base Salary ($)	Increase (%)
Mark D. Dankberg Chairman and Chief Executive Officer	640,000	700,000	9.4
Richard A. Baldridge President and Chief Operating Officer	490,000	530,000	8.2
Ronald G. Wangerin Vice President and Chief Financial Officer	355,000	370,000	4.2
Steven R. Hart Vice President and Chief Technical Officer	305,000	315,000	3.3
Mark J. Miller Vice President and Chief Technical Officer	290,000	305,000	5.2
          Annual Cash Bonuses. Consistent with our overall compensation objectives of linking compensation to performance, aligning executive compensation with stockholder interests and attracting and retaining top level executive officers in our industry, our Compensation and Human Resources Committee approved annual cash bonuses for fiscal year 2009. Under our executive compensation program, targets for cash bonuses are established as a percentage of base salary and actual award amounts are determined primarily based on the achievement of certain company financial results and individual performance metrics. For fiscal year 2009, the target amount for annual cash bonuses was determined by the Compensation and Human Resources Committee primarily based on industry compensation surveys (and validated with compensation data from peer group companies). In addition, in determining the target bonus amounts, the Compensation and Human Resources Committee also considered the expected individual contributions of each executive toward the overall success of the company. Consistent with our compensation philosophy discussed above, annual cash bonuses are subject to affordability criteria based on ViaSat’s financial results.
          For fiscal year 2009, the metrics for determining annual cash bonuses placed equal emphasis on ViaSat’s annual financial performance and individual performance. The financial objectives were set at the beginning of the 2009 fiscal year and were based on the year’s internally-developed financial plan, which was approved by our Board of Directors. The individual performance objectives for the executive officers (excluding the Chief Executive Officer) were determined by the Compensation and Human Resources Committee based on input and recommendations from our Chief Executive Officer and President as well as input from the Compensation and Human Resources Committee. These individual performance objectives are qualitative in nature and not quantifiable. Each individual executive officer’s attainment of individual performance objectives, while made in the context of such pre-established objectives, is based upon a subjective evaluation of individual performance by the Compensation and Human Resources Committee. The annual performance metrics for determining annual cash bonuses, both financial and individual, are intended to be challenging but achievable. The table below describes the financial and individual objectives (and weighting of each objective) used for determining annual cash bonuses for our executive officers (excluding our Chief Executive Officer) for fiscal year 2009.
Fiscal Year 2009 Cash Bonus Objectives

	Approximate	Fiscal Year 2009	Fiscal Year 2009 Actual
Performance Metric	Weighting (%)	Objective	Results
Financial — Non-GAAP diluted earnings per share (1)	20	$1.58	$1.57
Financial — New Contract Awards	12.5	$668.5 million	$728.4 million
Financial — Revenues	10	$643.5 million	$628.2 million
Financial — Net Operating Asset Turnover	7.5	4.3	4.4
Individual — Contribution Toward Achievement of Company Financial Targets	30	—	—
Individual — Achievement of Individual Goals	20	—	—

(1)	Non-GAAP diluted earnings per share exclude amortization of acquisition-related intangible assets and non-cash stock-based compensation expenses, net of tax.

          For purposes of determining the annual cash bonuses for our Chief Executive Officer in fiscal year 2009, the Compensation and Human Resources Committee relied on an assessment of our Chief Executive Officer completed by our Nomination and Evaluation Committee. The criteria used by the Nomination and Evaluation Committee for our Chief Executive Officer’s fiscal year 2009 evaluation included the following (with approximately one-third of the weighting applied to each of the three main categories):
•	Company financial performance: earnings per share, new contract awards, revenues and net operating asset turnover (at the same levels as set forth in the table above);

•	Leadership: defining, managing and attaining corporate goals, exemplifying and promoting ethics and integrity throughout the company; and

•	Strategic: industry positioning, short-term and long-term strategies, measurable progress in key business areas and effective pursuit of growth strategies.
          The performance metrics for determining the annual cash bonuses for our Chief Executive Officer consist of both objective and subjective criteria. Under the objective performance factors, the company must achieve quantifiable financial performance metrics. As is the case with our other executive officers, as described above, the attainment of our Chief Executive Officer’s leadership and strategic individual performance factors, while made in the context of the objective criteria, is based upon a subjective evaluation of his individual performance by the Compensation and Human Resources Committee with input from the Nomination and Evaluation Committee. In coming to its determination, the Compensation and Human Resources Committee does not follow any guidelines nor are there any such standing guidelines regarding the exercise of such discretion.
          The executive bonus program does not have any pre-established minimum or maximum payout. At the beginning of each fiscal year, the Board of Directors approves ViaSat’s financial plan for the upcoming fiscal year and the Compensation and Human Resources Committee approves the target bonus pool (executives and employees) for the upcoming fiscal year. The Board and the Compensation and Human Resources Committee also retain the discretion to take additional factors into account (e.g., market conditions, total executive compensation, additional company financial metrics or extraordinary individual contributions) and make adjustments to executive bonus compensation to the extent appropriate.
          Based primarily on ViaSat’s financial results for fiscal year 2009 and individual executive performance, the Compensation and Human Resources Committee acting under delegation of authority from the Board approved the cash bonuses in the table below for our Named Executive Officers for fiscal year 2009 (paid in fiscal year 2010).
Fiscal Year 2009 Cash Bonuses

	Target Cash Bonuses		Actual Cash Bonuses
	As Percentage of	Actual Cash	As Percentage of
Executive	Base Salary (%)	Bonuses ($)	Base Salary (%)

Mark D. Dankberg	100	700,000	109
Richard A. Baldridge	75 – 99	400,000	82
Ronald G. Wangerin	60 – 75	215,000	61
Steven R. Hart	50 – 65	165,000	54
Mark J. Miller	50	180,000	62
          Equity-Based Compensation. Consistent with our belief that equity-based compensation is a key component of an effective executive compensation program at growth-oriented technology companies, our Board of Directors approved (upon recommendation of our Compensation and Human Resources Committee) long-term equity awards to our executive officers in fiscal year 2009. Our Compensation and Human Resources Committee determined equity award levels for fiscal year 2009 in a manner consistent with the determination of base salary and annual cash bonuses. The Compensation and Human Resources Committee considered (1) industry compensation data, (2) individual performance and contributions, (3) total executive compensation, and (4) the availability and affordability of shares for equity grants in determining equity compensation for executives. For fiscal year 2009 equity compensation awards, the Compensation and Human Resources Committee engaged Compensia, independent compensation consultant to the Compensation and Human Resources Committee, to assist the Compensation and Human Resources Committee in reviewing our list of peer group companies as well as in providing market data and recommendations related to equity compensation grants for our executive officers. In addition, the Compensation and Human Resources Committee relied on equity compensation survey data from

Radford, which reports an equity compensation range for comparable positions using various metrics. In determining the availability and affordability of shares for equity grants, the Compensation and Human Resources Committee considered the:
•	number of shares available for issuance under our equity plan;

•	number of shares budgeted for non-executive equity grants;

•	expected future retention and new hire grants to executives and non-executives;

•	annual dilution (burn) rate associated with the grant of equity awards;

•	ViaSat’s equity overhang levels;

•	estimated accounting expense of potential equity grants; and

•	tax consequences associated with the grant of equity awards.
          Based on the factors discussed above, our Board of Directors (upon recommendation from the Compensation and Human Resources Committee) approved equity incentive awards for our Named Executive Officers in May 2009, the value of which was near or below the 50th percentile based on industry survey data (on an annualized basis). For more information on these equity awards, see “Grants of Plan-Based Awards in Fiscal 2009” below.
          Other Benefits. We provide a comprehensive benefits package to all of our employees, including our executive officers, which includes medical, dental, vision care, disability insurance, life insurance benefits, flexible spending plan, 401(k) savings plan, educational reimbursement program, employee assistance program, employee stock purchase plan, holidays and personal time off which includes vacation or sick days and a sell back policy. Certain executives also receive access to our sports and golf club memberships. We do not currently offer defined benefit pension, deferred compensation or supplemental executive retirement plans to any of our employees.
Change of Control and Employment Agreements
           We do not currently have any employment agreements, change of control agreements or severance arrangements with any of our executive officers.
Equity Grant Process
          Stock options and restricted stock units are part of the equity compensation program for many of our employees. Equity awards have historically been granted in approximately 18 to 24 month cycles. Grant approval for executive officers occurs at meetings of the Board of Directors. Because of the more lengthy process for determining executive equity grants, executive equity grants are not always made at the same time as grants to all other eligible employees. The timing of grants is not coordinated with the release of material non-public information. Stock option awards are made at fair market value on the date of grant (as defined under our equity plan) and awards of restricted stock units are also made in accordance with the terms of our equity plan. The Compensation and Human Resources Committee is currently examining alternative cycle times between equity grants to potentially more closely align our equity compensation program with predominant market practices.
          In addition to grants made each year to our current employees, stock option and restricted stock unit grants may also be made during the year to newly-hired employees as part of the in-hire package, as well as to existing employees for purposes of retention or in recognition of special achievements. In order to address the need to grant options at multiple times during the year, the Compensation and Human Resources Committee has delegated authority to our Chief Executive Officer, President and Vice President of Human Resources to make grants to employees other than executive officers, subject to certain guidelines and an overall share limitation. These senior executives are each authorized to identify the award recipient and the number of shares subject to the option grant; the Compensation and Human Resources Committee sets all other terms of the awards. Grants made by these senior executives under delegation of authority from the Compensation and Human Resources Committee are generally made once per quarter. We do not grant “re-load” options, make loans to executives for any purpose, including to exercise stock options, nor do we grant stock options at a discount.

Stock Ownership/Retention Guidelines
          The Board of Directors encourages stock ownership, but believes that the number of shares of ViaSat stock owned by individual members of management is a personal decision.
Tax and Accounting Considerations
          We select and implement the components of our compensation program primarily for their ability to help us achieve the company’s objectives and not on the basis of any unique or preferential financial tax or accounting treatment. However, when awarding compensation, the Compensation and Human Resources Committee is mindful of the level of earnings per share dilution that will be caused as a result of the compensation expense related to the Compensation and Human Resources Committee’s actions. For example, in fiscal year 2007, the Compensation and Human Resources Committee added restricted stock units to our equity award program to, in part, help reduce the accounting expense and dilution associated with our equity award program. In addition, Section 162(m) of the Internal Revenue Code generally sets a limit of $1.0 million on the amount of annual compensation (other than certain enumerated categories of performance-based compensation) that we may deduct for federal income tax purposes for certain covered individuals. While we have not adopted a policy requiring that all compensation be deductible, the Compensation and Human Resources Committee will continue to review the Section 162(m) issues associated with possible modifications to our compensation arrangements in fiscal year 2010 and future years and will, where reasonably practicable and consistent with our business goals, seek to qualify variable compensation paid to our executive officers for an exemption from the deductibility limitations of Section 162(m) while maintaining a competitive, performance-based compensation program.
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
Respectfully Submitted by the
Compensation and Human Resources Committee
Jeffrey M. Nash (Chair)
John P. Stenbit
Harvey P. White

Summary Compensation Table
          The following table sets forth the compensation earned during the fiscal years ended April 3, 2009, March 28, 2008 and March 30, 2007 by our Chief Executive Officer and Chief Financial Officer, as well as our three other most highly compensated executive officers (collectively, the Named Executive Officers).

						Non-Equity
						Incentive Plan	All Other
Name and	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Compensation	Compensation ($)	Total
Principal Position	Year	($)	($)	($) (1)	($) (1)	($) (2)	(3)	($)

Mark D. Dankberg	2009	640,000	—	214,994	469,411	700,000	11,675	2,036,080
Chairman and Chief	2008	580,000	—	84,156	325,319	—	13,489	1,002,964
Executive Officer	2007	545,000	—	39,304	151,935	640,000	8,424	1,384,663
Richard A. Baldridge	2009	490,000	—	141,782	337,108	400,000	18,613	1,387,503
President and Chief	2008	445,000	—	65,151	251,860	—	18,201	780,212
Operating Officer	2007	420,000	—	30,428	117,627	390,000	7,236	965,291
Ronald G. Wangerin	2009	355,000	—	53,515	134,527	215,000	8,322	766,364
Vice President and	2008	325,000	—	27,149	104,942	—	8,885	465,976
Chief Financial Officer	2007	295,000	—	12,679	49,011	200,000	12,102	568,792
Steven R. Hart	2009	305,000	—	71,058	74,872	165,000	10,537	626,467
Vice President and	2008	280,000	—	19,005	73,459	—	12,044	384,508
Chief Technical Officer	2007	260,000	—	8,876	34,308	150,000	10,500	463,684
Mark J. Miller	2009	290,000	—	65,520	53,480	180,000	12,468	601,468
Vice President and	2008	250,000	—	13,571	52,471	—	21,546	337,588
Chief Technical Officer	2007	240,000	—	6,338	24,506	130,000	12,981	413,825

(1)	This column represents the compensation cost recognized by us for financial statement reporting purposes in fiscal 2009, 2008 and 2007 for stock options and restricted stock units granted to each of the Named Executive Officers, in those years as well as prior fiscal years, in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R. Pursuant to SEC rules, the amounts shown disregard adjustments for forfeiture assumptions. For additional information on the valuation assumptions used in the calculation of these amounts, refer to note 1 to the financial statements included in our annual report on Form 10-K for the respective year end, as filed with the SEC. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the Named Executive Officers.

(2)	Represents amounts paid under our annual bonus program.

(3)	The amounts for fiscal 2009 include the following: reimbursement of club dues for certain executives; patent awards for Mr. Dankberg and Mr. Miller in the amount of $3,500 and $8,000, respectively; and matching 401(k) contributions for Messrs. Dankberg, Baldridge, Wangerin, Hart and Miller in the amount of $8,175, $10,553, $7,098, $10,537 and $4,468, respectively.

Grants of Plan-Based Awards in Fiscal 2009
          The following table sets forth information regarding grants of plan-based awards to each of the Named Executive Officers during fiscal 2009.

					All Other	All Other
					Stock	Option
					Awards:	Awards:
					Number of	Number of		Grant Date
		Estimated Future Payouts Under Non-			Shares of	Securities	Exercise or Base	Fair Value of
		Equity Incentive Plan Awards (1)			Stock or	Underlying	Price of Option	Stock and
		Threshold	Target	Maximum	Units	Options	Awards	Option Awards
Name	Grant Date	($)	($)	($)	(#)(2)	(#)(3)	($/Sh) (4)	($) (5)

Mark D. Dankberg	—	—	640,000	—	—	—	—	—
	5/28/08	—	—	—	30,000	—	—	609,000
	5/28/08	—	—	—	—	90,000	20.30	649,611
Richard A. Baldridge	—	—	455,000	—	—	—	—	—
	5/28/08	—	—	—	17,500	—	—	355,250
	5/28/08	—	—	—	—	52,500	20.30	378,939
Ronald G. Wangerin	—	—	253,000	—	—	—	—	—
	5/28/08	—	—	—	6,000	—	—	121,800
	5/28/08	—	—	—	—	18,000	20.30	129,922
Steven R. Hart	—	—	187,000	—	—	—	—	—
	5/28/08	—	—	—	12,000	—	—	243,600
Mark J. Miller	—	—	145,000	—	—	—	—	—
	5/28/08	—	—	—	12,000	—	—	243,600

(1)	Represents target amounts payable under our annual cash bonus program for fiscal year 2009. Actual amounts paid to the Named Executive Officers pursuant to such bonus program are disclosed in the Summary Compensation Table above under the heading “Non-Equity Incentive Plan Compensation.” The material terms of the bonus program are described in the “Compensation Discussion and Analysis” section above.

(2)	Stock awards vest in four equal annual installments over the course of four years.

(3)	Options vest and become exercisable in four equal annual installments over the course of four years.

(4)	The exercise price for option awards is the fair market value per share of our common stock, which is defined under our equity plan as the closing price per share on the grant date.

(5)	This column represents the full grant date fair value of each individual equity award calculated in accordance with SFAS 123R. For additional information on the valuation assumptions used in the calculation of these amounts, refer to note 1 to the financial statements included in our annual report on Form 10-K for the year ended April 3, 2009, as filed with the SEC. These amounts generally reflect the amount that we will expense in our financial statements over the award’s vesting schedule, and do not correspond to the actual value that will be recognized by the Named Executive Officers.

Outstanding Equity Awards at 2009 Fiscal Year-End
          The following table lists all outstanding equity awards held by each of the Named Executive Officers as of April 3, 2009.

	Option Awards					Stock Awards
	Number of Securities Underlying
	Unexercised Options							Equity Incentive Plan
	(#)							Awards
			Equity						Market or
			Incentive						Payout
			Plan				Market	Number of	Value of
			Awards:			Number	Value of	Unearned	Unearned
			Number of			of Shares	Shares or	Shares,	Shares,
			Securities			or Units	Units of	Units or	Units or
			Underlying			of Stock	Stock	Other	Other
			Unexercised	Option	Option	That	That	Rights	Rights
			Unearned	Exercise	Expiration	Have Not	Have Not	That Have	That Have
		Unexercisable	Options	Price	Date	Vested	Vested	Not Vested	Not Vested
Name	Exercisable	(1)	(#)	($)	(2)	(#) (3)	($) (4)	(#)	($)

Mark D. Dankberg	30,000	—	—	8.07	7/14/2009	—	—	—	—
	60,000	—	—	14.00	12/21/2010	—	—	—	—
	80,000	—	—	13.16	12/11/2011	—	—	—	—
	60,000	—	—	18.25	12/18/2013	—	—	—	—
	80,000	—	—	21.02	12/16/2014	—	—	—	—
	58,126	58,124	—	26.15	10/11/2012	—	—	—	—
	—	90,000	—	20.30	5/28/2014	—	—	—	—
	—	—	—	—	—	36,458	831,607	—	—
Richard A. Baldridge	20,000	—	—	26.16	1/14/2010	—	—	—	—
	35,000	—	—	14.00	12/21/2010	—	—	—	—
	50,000	—	—	13.16	12/11/2011	—	—	—	—
	45,000	—	—	18.25	12/18/2013	—	—	—	—
	55,000	—	—	21.02	12/16/2014	—	—	—	—
	45,000	45,000	—	26.15	10/11/2012	—	—	—	—
	—	52,500	—	20.30	5/28/2014	—	—	—	—
	—	—	—	—	—	22,500	513,225	—	—
Ronald G. Wangerin	6,000	—	—	10.73	3/13/2013	—	—	—	—
	20,000	—	—	18.25	12/18/2013	—	—	—	—
	30,000	—	—	21.02	12/16/2014	—	—	—	—
	18,750	18,750	—	26.15	10/11/2012	—	—	—	—
	—	18,000	—	20.30	5/28/2014	—	—	—	—
	—	—	—	—	—	8,083	184,373	—	—
Steven R. Hart	8,000	—	—	7.33	7/14/2009	—	—	—	—
	20,000	—	—	14.00	12/21/2010	—	—	—	—
	20,000	—	—	13.16	12/11/2011	—	—	—	—
	18,000	—	—	18.25	12/18/2013	—	—	—	—
	20,000	—	—	21.02	12/16/2014	—	—	—	—
	13,126	13,124	—	26.15	10/11/2012	—	—	—	—
	—	—	—	—	—	13,458	306,977	—	—
Mark J. Miller	7,000	—	—	7.33	7/14/2009	—	—	—	—
	17,500	—	—	14.00	12/21/2010	—	—	—	—
	20,000	—	—	13.16	12/11/2011	—	—	—	—
	18,000	—	—	18.25	12/18/2013	—	—	—	—
	20,000	—	—	21.02	12/16/2014	—	—	—	—
	9,376	9,374	—	26.15	10/11/2012	—	—	—	—
	—	—	—	—	—	13,041	297,465	—	—

(1)	Options vest and become exercisable in four equal annual installments over the course of four years.

(2)	The expiration date of each option occurs six to ten years after the date of grant of each option.

(3)	Stock awards vest in four equal annual installments over the course of four years.

(4)	Computed by multiplying the closing market price of our common stock ($22.81) on April 3, 2009 (the last trading day of fiscal year 2009) by the number of shares subject to such stock award.

Option Exercises and Stock Vested in Fiscal 2009
          The following table provides information concerning exercises of stock options by and stock awards vested for each of the Named Executive Officers during fiscal 2009.

	Option Awards		Stock Awards
	Number of Shares Acquired		Number of Shares Acquired
	on Exercise	Value Realized on Exercise	on Vesting	Value Realized on Vesting
Name	(#)	($)(1)	(#)	($)

Mark D. Dankberg	30,000	408,000	3,229	63,934
Richard A. Baldridge	—	—	2,500	49,500
Ronald G. Wangerin	4,000	60,708	1,042 (2)	20,632	(2)
Steven R. Hart	8,000	110,160	729	14,434
Mark J. Miller	7,000	100,282	521 (2)	10,316	(2)

(1)	The value realized equals the difference between the closing market price of our common stock on the date of exercise and the option exercise price, multiplied by the number of shares for which the option was exercised.

(2)	Mr. Wangerin and Mr. Miller deferred 100% of their respective restricted stock unit awards vested during fiscal year 2009. All restricted stock units noted in table above for Mr. Wangerin and Mr. Miller vested during fiscal year 2009, but the underlying shares for these awards had not yet been delivered or acquired as of the end of fiscal year 2009.
Pension Benefits
          None of our Named Executive Officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.
Nonqualified Deferred Compensation
          None of our Named Executive Officers participates in or has account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.
Potential Payments Upon Termination
          We do not have employment, severance or change of control agreements with the Named Executive Officers.

Director Compensation
          The following table sets forth the compensation earned during the year ended April 3, 2009 by each of our non-employee directors.

					Change in
					Pension Value
					and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock		Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Option Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($) (1)(2)	($)	($)	($)	($)

Robert W. Johnson	29,500	—	106,996	—	—	—	136,496
B. Allen Lay	27,750	—	106,996	—	—	—	134,746
Jeffrey M. Nash	33,750	—	106,996	—	—	—	140,746
John P. Stenbit	27,500	—	106,996	—	—	—	134,496
Michael B. Targoff	21,000	—	106,996	—	—	—	127,996
Harvey P. White	30,000	—	113,052	—	—	—	143,052

(1)	This column represents the compensation cost recognized by us for financial statement reporting purposes in fiscal 2009 for stock options granted to each of the non-employee directors, in fiscal 2009 as well as prior fiscal years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown disregard adjustments for forfeiture assumptions. For additional information on the valuation assumptions used in the calculation of these amounts, refer to note 1 to the financial statements included in our annual report on Form 10-K for the year ended April 3, 2009, as filed with the SEC. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the non-employee directors.

(2)	The aggregate number of options outstanding at the end of fiscal 2009 for each director was as follows: Mr. Johnson 92,000; Mr. Lay 92,000; Dr. Nash 82,800; Mr. Stenbit 65,000; Mr. Targoff 75,000; and Mr. White 55,000. The full grant date fair value of stock options granted to each non-employee director during the fiscal year ended April 3, 2009 was $67,253, which reflects our accounting expense for these options, and does not correspond to the actual value that may be recognized by the non-employee directors.
          Directors who are employees of the company, such as Mr. Dankberg, do not receive any additional compensation for their services as directors. Currently, non-employee directors are entitled to receive an annual retainer for their service in the amount of $30,000 as a member of the Board, $12,000 for the chair of the Audit Committee, $8,000 for the chair of the Compensation and Human Resources Committee, $3,000 for the chair of the other Board committees, $6,000 as a non-chair member of the Audit Committee, $4,000 as a non-chair member of the Compensation and Human Resources Committee, and $2,000 as a non-chair member of the other Board committees. In addition, each non-employee director receives a meeting fee of $2,000 for each Board meeting attended, $1,500 for each committee meeting attended as the chair of such committee, and $1,000 for each committee meeting attended as a non-chair member of such committee. The meeting fee paid to non-employee directors for participation via telephone for each Board meeting or committee meeting is one-half of the regular meeting fee. At the time of initial election to the Board, each non-employee director is granted 3,000 restricted stock units and an option to purchase 9,000 shares of ViaSat common stock, and at each subsequent annual meeting of stockholders, each non-employee director is entitled to receive an annual equity grant in the form of 1,600 restricted stock units and an option to purchase 5,000 shares of ViaSat common stock. Members of the Board of Directors are reimbursed for expenses actually incurred in attending Board and committee meetings, and in connection with Board related activities.
Compensation Committee Interlocks and Insider Participation
          The members of the Compensation and Human Resources Committee for the 2009 fiscal year were Messrs. Nash, Stenbit and White. During fiscal 2009, no interlocking relationship existed between any member of the Compensation and Human Resources Committee and any member of any other company’s board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
          The following table sets forth information known to us regarding the ownership of ViaSat common stock as of July 1, 2009 by: (1) each director, (2) each of the Named Executive Officers identified in the Summary Compensation Table, (3) all directors and executive officers of ViaSat as a group, and (4) all other stockholders known by us to be beneficial owners of more than 5% of ViaSat common stock.

			Percent
	Amount and Nature of		Beneficial
	Beneficial		Ownership (%)
Name of Beneficial Owner (1)	Ownership (2)		(3)

Directors and Officers:
Mark D. Dankberg	1,892,002	(4)	5.9
Steven R. Hart	818,590	(5)	2.6
Robert W. Johnson	642,496	(6)	2.0
Mark J. Miller	393,164	(7)	1.2
B. Allen Lay	378,678	(8)	1.2
Jeffrey M. Nash	370,090	(9)	1.2
Richard A. Baldridge	278,800	(10)	*
Michael B. Targoff	132,750	(11)	*
Ronald G. Wangerin	83,075	(12)	*
John P. Stenbit	55,000	(13)	*
Harvey P. White	45,000	(14)	*
All directors and executive officers as a group (14 persons)	5,151,196		15.6
Other 5% Stockholders:
FMR LLC	4,051,572	(15)	12.8
Barclays Global entities	1,846,602	(16)	5.9

*	Less than 1%.

(1)	Under the rules of the SEC, a person is the beneficial owner of securities if that person has sole or shared voting or investment power. Except as indicated in the footnotes to this table and subject to applicable community property laws, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2)	In computing the number of shares beneficially owned by a person named in the table and the percentage ownership of that person, shares of common stock that such person had the right to acquire within 60 days after July 1, 2009 are deemed outstanding, including without limitation, upon the exercise of options or the vesting of restricted stock units. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. References to options in the footnotes of the table include only options to purchase shares that were exercisable on or within 60 days after July 1, 2009 and references to restricted stock units in the footnotes of the table include only restricted stock units that would vest and settle on or within 60 days after July 1, 2009.

(3)	For each person included in the table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person by the sum of (a) 31,587,938 shares of common stock outstanding on July 1, 2009 plus (b) the number of shares of common stock that such person had the right to acquire within 60 days after July 1, 2009.

(4)	Includes 360,626 shares subject to options exercisable by Mr. Dankberg within 60 days after July 1, 2009. The address of Mr. Dankberg is 6155 El Camino Real, Carlsbad, California 92009.

(5)	Includes 99,126 shares subject to options exercisable by Mr. Hart within 60 days after July 1, 2009 and 3,000 shares subject to restricted stock units granted to Mr. Hart. These restricted stock units have vested, but the underlying shares have not yet been delivered or acquired.

(6)	Includes 82,000 shares subject to options exercisable by Mr. Johnson within 60 days after July 1, 2009.

(7)	Includes 84,876 shares subject to options exercisable by Mr. Miller within 60 days after July 1, 2009 and 4,042 shares subject to restricted stock units granted to Mr. Miller. These restricted stock units have vested, but the underlying shares have not yet been delivered or acquired.

(8)	Consists of (a) 30,400 shares held by the Lay Charitable Remainder Unitrust, (b) 114,442 shares held by the Lay Living Trust, (c) 151,836 shares held by Lay Ventures, and (d) 82,000 shares subject to options exercisable by Mr. Lay within 60 days after July 1, 2009.

(9)	Includes 72,800 shares subject to options exercisable by Mr. Nash within 60 days after July 1, 2009.

(10)	Includes 263,125 shares subject to options exercisable by Mr. Baldridge within 60 days after July 1, 2009.

(11)	Includes 65,000 shares subject to options exercisable by Mr. Targoff within 60 days after July 1, 2009.

(12)	Includes 79,250 shares subject to options exercisable by Mr. Wangerin within 60 days after July 1, 2009.

(13)	Includes 55,000 shares subject to options exercisable by Mr. Stenbit within 60 days after July 1, 2009.

(14)	Includes 45,000 shares subject to options exercisable by Mr. White within 60 days after July 1, 2009.

(15)	Based solely on information contained in a Schedule 13G filed with the SEC on February 17, 2009 by FMR LLC. The address of FMR LLC is 82 Devonshire Street, Boston, Massachusetts 02109.

(16)	Based solely on information contained in a Schedule 13G filed with the SEC on February 5, 2009 by Barclays Global Investors, NA, Barclays Global Fund Advisors and Barclays Global Investors, LTD. The Schedule 13G reports that Barclays Global Investors, NA, Barclays Global Fund Advisors and Barclays Global Investors, LTD have sole power to vote or to direct the vote of 628,706 shares, 794,967 shares and 925 shares, respectively. Barclays Global Investors, NA, Barclays Global Fund Advisors and Barclays Global Investors, LTD have sole power to dispose or to direct the disposition of 724,421 shares, 1,103,877 shares and 18,304 shares, respectively. The address of Barclays Global Investors, NA is 400 Howard Street, San Francisco, California 94105.
Equity Compensation Plan Information
          The following table provides information as of April 3, 2009 with respect to shares of ViaSat common stock that may be issued under existing equity compensation plans. In accordance with the rules promulgated by the SEC, the table does not include information with respect to shares subject to outstanding options granted under equity compensation arrangements assumed by us in connection with mergers and acquisitions of the companies that originally granted those options.

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities to be		Future Issuance Under
	Issued Upon Exercise of	Weighted Average Exercise	Equity Compensation
	Outstanding Options,	Price of Outstanding	Plans (Excluding
	Warrants and Rights	Options, Warrants and	Securities Reflected in
Plan Category	(#)(1)	Rights ($)	Column (a)) (#)

Equity compensation plans approved by security holders (2)	6,166,326 (3)	17.56	2,301,800 (4)
Equity compensation plans not approved by security holders	—	—	—

Total	6,166,326	17.56	2,301,800

(1)	Pursuant to SEC rules, this column does not reflect options assumed in mergers and acquisitions where the plans governing the options will not be used for future awards. As of April 3, 2009, a total of 96,934 shares of ViaSat common stock were issuable upon exercise of outstanding options under those assumed arrangements. The weighted average exercise price of those outstanding options is $13.80 per share.

(2)	Consists of two plans: (a) the 1996 Equity Participation Plan of ViaSat, Inc., and (b) the ViaSat, Inc. Employee Stock Purchase Plan.

(3)	Excludes purchase rights currently accruing under the ViaSat, Inc. Employee Stock Purchase Plan.

(4)	Includes shares available for future issuance under the ViaSat, Inc. Employee Stock Purchase Plan. As of April 3, 2009, 117,726 shares of common stock were available for future issuance under the plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Board Independence
          The criteria established by The Nasdaq Stock Market, or Nasdaq, for director independence include various objective standards and a subjective test. A member of the Board of Directors is not considered independent under the objective standards if, for example, he or she is (1) an employee of ViaSat, or (2) a partner in, or an executive officer of, an entity to which ViaSat made, or from which ViaSat received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year. The subjective test requires that each independent director not have a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
          None of the directors was disqualified from independent status under the objective standards, other than Mr. Dankberg, who does not qualify as independent because he is a ViaSat employee, and Mr. Targoff, who currently serves as the Chief Executive Officer and as a member of the board of directors of Loral Space & Communications Inc. (Loral), a company to which we have made payments related to the construction of our high-capacity ViaSat-1 satellite in an amount that exceeds 5% of Loral’s consolidated gross revenues during the relevant period. The subjective evaluation of director independence by the Board of Directors was made in the context of the objective standards by taking into account the standards in the objective tests, and reviewing and discussing additional information provided by the directors and the company with regard to each director’s business and personal activities as they may relate to ViaSat and ViaSat’s management. In conducting this evaluation, the Board considered the following relationship that did not exceed Nasdaq objective standards but was identified by the Nomination and Evaluation Committee for further consideration by the Board under the subjective standard: Mr. Stenbit is a non-employee director of Loral, a company with which we do business, as described above. The nature of these relationships and transactions are described in greater detail in “Related Party Transactions.” Based on all of the foregoing, the Board made a subjective determination that Mr. Stenbit maintains the ability to exercise independent judgment in carrying out the responsibilities of a director.
          As a result, the Board of Directors affirmatively determined that each member of the Board other than Messrs Dankberg and Targoff is independent under the criteria established by Nasdaq for director independence. In addition to the Board level standards for director independence, all members of the Audit Committee, Compensation and Human Resources Committee, and Nomination and Evaluation Committee are independent directors.
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
Related Party Transactions
          Michael Targoff, a director of ViaSat since February 2003, currently serves as the Chief Executive Officer and the Vice Chairman of the board of directors of Loral, the parent of Space Systems/Loral, Inc. (SS/L), and is also a director of Telesat Holdings Inc., a joint venture company formed by Loral and the Public Sector Pension Investment Board to acquire Telesat Canada in October 2007. John Stenbit, a director of ViaSat since August 2004, also currently serves on the board of directors of Loral. In January 2008, we entered into several agreements with SS/L, Loral and Telesat Canada related to our anticipated high capacity satellite system. Under the satellite construction contract with SS/L, we agreed to purchase a new broadband satellite (ViaSat-1) designed by us and currently under construction by SS/L for approximately $209.1 million, subject to purchase price adjustments based on satellite performance. In addition, we entered into a beam sharing agreement with Loral, whereby Loral is responsible for contributing 15% of the total costs (estimated at approximately $57.6 million) associated with the ViaSat-1 satellite project. Our purchase of the ViaSat-1 satellite from SS/L was approved by the disinterested members of our Board of Directors, after a determination by the disinterested members of our Board that the terms and conditions of the purchase were fair to ViaSat and in the best interests of ViaSat and its stockholders. During the 2009 fiscal year, we paid $92.7 million to SS/L for the construction of our anticipated high-capacity satellite system and, as of April 3, 2009, we had $9.7 million in outstanding payables relating thereto. In the normal course of business, we recognized $2.0 million of revenue related to Telesat Canada for the fiscal year ended April 3, 2009. Accounts receivable due from Telesat Canada as of April 3, 2009 were $2.7 million.
          A brother of Mark Dankberg, ViaSat’s Chairman and Chief Executive Officer, is a tax partner with Deloitte & Touche. In the ordinary course of business, we have engaged, and may in the future engage, Deloitte to provide tax consulting and other services. During fiscal 2009, we paid Deloitte approximately $664,770 for these services.

          Another brother of Mr. Dankberg is employed by ViaSat as an Information Systems Architect. He earned an aggregate of approximately $164,000 in base salary and bonus during fiscal year 2009, and participates in our equity award and benefit programs. His performance is evaluated consistent with our normal human resources practices and his compensation is commensurate with that of his peers.
          A brother of Mark Miller, ViaSat’s Chief Technical Officer, is a Software Engineer at ViaSat. He earned an aggregate of approximately $128,000 in base salary and bonus during fiscal year 2009 with respect to his employment, and participates in our equity award and benefit programs. His performance is evaluated consistent with our normal human resources practices and his compensation is commensurate with that of his peers.
Item 14. Principal Accounting Fees and Services
Principal Accountant Fees and Services
          The following is a summary of the fees billed by PricewaterhouseCoopers for professional services rendered for the fiscal years ended April 3, 2009 and March 28, 2008:

Fee Category	Fiscal 2009 Fees ($)	Fiscal 2008 Fees ($)
Audit Fees	1,638,602	1,382,263
Audit-Related Fees	145,826	—
Tax Fees	48,119	30,490
All Other Fees	6,000	3,500

Total Fees	1,838,547	1,416,253

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
          All Other Fees. This category consists of fees for products and services other than the services reported above, including fees for subscription to PricewaterhouseCoopers’ on-line research tool.
Pre-Approval Policy of the Audit Committee
          The Audit Committee has established a policy that all audit and permissible non-audit services provided by our independent registered public accounting firm will be pre-approved by the Audit Committee. These services may include audit services, audit-related services, tax services and other services. The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of the independent registered public accounting firm. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval policy, and the fees for the services performed to date. During the 2009 fiscal year, the fees paid to PricewaterhouseCoopers shown in the table above were pre-approved in accordance with this policy.

PART IV
Item 15. Exhibit, Financial Statement Schedules
(a)	Documents filed as part of the report:
     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3) Exhibits

						Filed or
Exhibit		Incorporated by Reference				Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.	10-Q	000-21767	3.1	11/14/2000

3.2	First Amended and Restated Bylaws of ViaSat, Inc.	S-3	333-116468	3.2	06/14/2004

4.1	Form of Common Stock Certificate	S-1/A	333-13183	4.1	11/05/1996

10.1	Form of Indemnification Agreement between ViaSat, Inc. and each of its directors and officers	8-K	000-21767	99.1	03/07/2008

10.2*	ViaSat, Inc. Employee Stock Purchase Plan, as amended	10-K	000-21767	10.10	06/06/2006

10.3*	1996 Equity Participation Plan of ViaSat, Inc. (As Amended and Restated Effective October 2, 2008)	8-K	000-21767	10.1	10/02/2008

10.4*	Form of Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.2	10/02/2008

10.5*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.3	10/02/2008

10.6*	Form of Executive Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.4	10/02/2008

						Filed or
Exhibit		Incorporated by Reference				Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.7	Third Amended and Restated Revolving Loan Agreement dated October 31, 2008 between Bank of America, N.A., JPMorgan Chase Bank, N.A., Union Bank of California, N.A. and ViaSat, Inc.	8-K	000-21767	10.1	11/05/2008

10.8	Lease, dated March 24, 1998, by and between W9/LNP Real Estate Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, California)	10-K	000-21767	10.27	06/29/1998

10.9	Amendment to Lease, dated June 17, 2004, by and between Levine Investments Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, CA)	10-Q	000-21767	10.1	08/10/2004

10.10	Award/Contract, effective January 20, 2000, issued by Space and Naval Warfare Systems to ViaSat, Inc.	10-Q	000-21767	10.1	02/14/2000

10.11†	Contract for the ViaSat Satellite Program dated as of January 7, 2008 between ViaSat, Inc. and Space Systems/Loral, Inc.	10-Q	000-21767	10.1	02/06/2008

10.12	Beam Sharing Agreement dated January 11, 2008 between ViaSat, Inc. and Loral Space & Communications, Inc.	10-Q	000-21767	10.2	02/06/2008

10.13†	Amended and Restated Launch Services Agreement dated May 7, 2009 between ViaSat, Inc. and Arianespace (1)

10.14†	Contract for Launch Services dated March 5, 2009 between ViaSat, Inc. and ILS International Launch Services, Inc. (1)

21.1	Subsidiaries (1)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (1)

24.1	Power of Attorney (see signature page) (1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer					X

Filed or
Exhibit		Incorporated by Reference				Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates management contract, compensatory plan or arrangement.

†	Portions of this exhibit (indicated by asterisks) have been omitted and separately filed with the Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

(1)	Previously filed as an exhibit to ViaSat’s Annual Report on From 10-K for he fiscal year ended April 3, 2009, filed with the Commission on May 28, 2009.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.
Date: July 30, 2009	By:	/s/ MARK D. DANKBERG
Chairman and Chief Executive Officer