Form 10-Q
period 2009-07-03
VIASAT INC
filed 2009-08-12
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 3, 2009.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of August 6, 2009 was 31,610,466.

VIASAT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIASAT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	July 3, 2009	April 3, 2009
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$104,272	$63,491
Accounts receivable, net	183,832	164,106
Inventories	67,646	65,562
Deferred income taxes	26,724	26,724
Prepaid expenses and other current assets	19,194	18,941

Total current assets	401,668	338,824

Property, equipment and satellite, net	187,207	170,225
Other acquired intangible assets, net	15,150	16,655
Goodwill	65,429	65,429
Other assets	33,781	31,809

Total assets	$703,235	$622,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$51,198	$63,397
Accrued liabilities	65,335	72,037

Total current liabilities	116,533	135,434

Line of credit	80,000	—
Other liabilities	24,722	24,718

Total liabilities	221,255	160,152

Commitments and contingencies (Note 9)

Stockholders’ equity:
ViaSat, Inc. stockholders’ equity
Common stock	3	3
Paid-in capital	284,953	273,102
Retained earnings	195,740	187,471
Common stock held in treasury	(2,973)	(1,701)
Accumulated other comprehensive income (loss)	192	(127)

Total ViaSat, Inc. stockholders’ equity	477,915	458,748

Noncontrolling interest in subsidiary	4,065	4,042

Total stockholders’ equity	481,980	462,790

Total liabilities and stockholders’ equity	$703,235	$622,942

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	July 3, 2009	June 27, 2008
	(In thousands, except per share
	data)
Revenues	$158,408	$152,961
Operating expenses:
Cost of revenues	111,713	108,020
Selling, general and administrative	26,916	23,604
Independent research and development	7,003	9,840
Amortization of acquired intangible assets	1,505	2,340

Income from operations	11,271	9,157
Other income (expense):
Interest income	97	731
Interest expense	(179)	(115)

Income before income taxes	11,189	9,773

Provision for income taxes	2,897	3,403

Net income	8,292	6,370

Less: Net income attributable to the noncontrolling interest, net of tax	23	79

Net income attributable to ViaSat, Inc.	$8,269	$6,291

Basic net income per share attributable to ViaSat, Inc. common stockholders	$.27	$.21
Diluted net income per share attributable to ViaSat, Inc. common stockholders	$.25	$.20
Shares used in computing basic net income per share	31,198	30,515
Shares used in computing diluted net income per share	32,683	31,595
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	July 3, 2009	June 27, 2008
	(In thousands)
Cash flows from operating activities:
Net income	$8,292	$6,370
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	4,913	4,376
Amortization of intangible assets	1,513	2,966
Stock compensation expense	2,562	2,189
Other non-cash adjustments	(129)	1,107
Increase (decrease) in cash resulting from changes in operating assets and liabilities
Accounts receivable	(19,545)	3,139
Inventories	(2,048)	2,524
Other assets	2,496	3,019
Accounts payable	(1,569)	(9,986)
Accrued liabilities	(1,658)	(16,375)
Other liabilities	4	1,034

Net cash (used in) provided by operating activities	(5,169)	363
Cash flows from investing activities:
Purchase of property, equipment and satellite	(31,734)	(12,301)
Cash paid for patents, licenses and other assets	(3,007)	(727)

Net cash used in investing activities	(34,741)	(13,028)
Cash flows from financing activities:
Proceeds from line of credit	80,000	—
Payment of debt issuance costs	(2,339)	—
Proceeds from issuance of common stock	3,651	1,345
Purchase of common stock in treasury	(1,272)	—
Payment on secured borrowing	—	(4,720)
Proceeds from sale of stock of majority-owned subsidiary	—	1,500
Incremental tax benefits from stock-based compensation	400	174

Net cash provided by (used in) financing activities	80,440	(1,701)
Effect of exchange rate changes on cash	251	55

Net increase (decrease) in cash and cash equivalents	40,781	(14,311)
Cash and cash equivalents at beginning of period	63,491	125,176

Cash and cash equivalents at end of period	$104,272	$110,865

Non-cash investing and financing activities:
Issuance of stock in satisfaction of certain accrued employee compensation liabilities	5,090	—
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share data)

	ViaSat, Inc. Stockholders
					Common Stock		Accumulated
		Common Stock			in Treasury		Other
	Number of		Paid-in	Retained	Number of		Comprehensive	Noncontrolling		Comprehensive
	Shares Issued	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interest	Total	Income
Balance at April 3, 2009	31,114,086	$3	$273,102	$187,471	(66,968)	$(1,701)	$(127)	$4,042	$462,790
Exercise of stock options	180,104	—	1,917	—	—	—	—	—	1,917
Tax benefit from exercise of stock options and release of restricted stock unit (RSU) awards	—	—	548	—	—	—	—	—	548
Issuance of stock under Employee Stock Purchase Plan	85,203	—	1,734	—	—	—	—	—	1,734
Stock-based compensation expense	—	—	2,562	—	—	—	—	—	2,562
Shares issued in settlement of certain accrued employee compensation liabilities	192,894	—	5,090	—	—	—	—	—	5,090
RSU awards vesting	135,704	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(53,085)	(1,272)	—	—	(1,272)
Net income	—	—	—	8,269	—	—	—	23	8,292	$8,292
Foreign currency translation, net of tax	—	—	—	—	—	—	319	—	319	319

Comprehensive income										$8,611

Balance at July 3, 2009	31,707,991	$3	$284,953	$195,740	(120,053)	$(2,973)	$192	$4,065	$481,980

See accompanying notes to condensed consolidated financial statements

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Basis of Presentation
     The accompanying condensed consolidated balance sheet at July 3, 2009, the condensed consolidated statements of operations for the three months ended July 3, 2009 and June 27, 2008, the condensed consolidated statements of cash flows for the three months ended July 3, 2009 and June 27, 2008 and the condensed consolidated statement of stockholders’ equity and comprehensive income for the three months ended July 3, 2009 have been prepared by the management of ViaSat, Inc. (the Company), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended April 3, 2009 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended April 3, 2009 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     The Company’s consolidated financial statements include the assets, liabilities and results of operations of TrellisWare Technologies, Inc. (TrellisWare), a majority-owned subsidiary of ViaSat. All significant intercompany amounts have been eliminated.
     The Company’s fiscal year is the 52 or 53 weeks ending on the Friday closest to March 31 of the specified year. For example, references to fiscal year 2010 refer to the fiscal year ending on April 2, 2010. The Company’s quarters for fiscal year 2010 end on July 3, 2009, October 2, 2009, January 1, 2010 and April 2, 2010. This results in a 53 week fiscal year approximately every four to five years. Fiscal year 2010 is a 52 week year, compared with a 53 week year in fiscal year 2009. As a result of the shift in the fiscal calendar, the second quarter of fiscal year 2009 included an additional week. The Company does not believe that the extra week results in any material impact on its financial results.
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
     On April 4, 2009, the beginning of the Company’s first quarter of fiscal year 2010, the Company adopted the provisions and disclosure requirements of Statements of Financial Accounting Standards (SFAS) No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” The Company adopted SFAS 160 on a prospective basis, except for the presentation and disclosure requirements which were applied retrospectively for all periods presented. As a result, the Company reclassified to noncontrolling interest, a component of stockholders’ equity which was previously reported as minority interest in consolidated subsidiary in the mezzanine section of the Company’s condensed consolidated balance sheets and reported as a separate caption within the Company’s condensed consolidated statements of operations, net income including noncontrolling interest, net income attributable to the noncontrolling interest, and net income attributable to ViaSat, Inc. In addition, the Company utilized net income including noncontrolling interest as the starting point on the Company’s condensed consolidated statements of cash flows in order to reconcile net income to net cash (used in) provided by operating activities, rather than beginning with net income, which was previously exclusive of the noncontrolling interest. These reclassifications had no effect on previously reported consolidated income from operations, net income attributable to ViaSat, Inc. or net cash (used in) provided by operating activities. Also, net income per share continues to be based on net income attributable to ViaSat, Inc.
     The Company has evaluated subsequent events through the time of filing this Form 10-Q with the Securities and Exchange Commission (SEC) on August 11, 2009.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     Patents, orbital slots and orbital licenses
     The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and orbital licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. The Company capitalized $2.1 million and $1.8 million of costs related to patents which are included in other assets as of July 3, 2009 and April 3, 2009, respectively. Accumulated amortization related to these patents was $0.2 million as of July 3, 2009 and April 3, 2009. Amortization expense related to these patents was less than $0.1 million for each of the three months ended July 3, 2009 and June 27, 2008. The Company also capitalized $2.8 million and $2.6 million of costs in other assets as of July 3, 2009 and April 3, 2009, respectively, related to orbital slots and orbital licenses that have not yet been placed into service. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three months ended July 3, 2009 and June 27, 2008, the Company did not write off any costs due to abandonment or impairment.
     Debt issuance costs
      Debt issuance costs are amortized and recognized as interest expense on a straight-line basis over the expected term of the related debt. During the first quarter of fiscal year 2010, the Company paid and capitalized approximately $2.3 million in additional debt issuance costs related to its amended and restated revolving line of credit agreement. Unamortized debt issuance costs are recorded in other assets in the condensed consolidated balance sheets.
     Software development
     Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product not to exceed five years. The Company capitalized $0.4 million of costs related to software developed for resale for the three months ended July 3, 2009. The Company capitalized no costs related to software development for resale for the three months ended June 27, 2008. The amortization expense of software development costs was zero and $0.6 million for the three months ended July 3, 2009 and June 27, 2008, respectively.
     Self-insurance liabilities
     The Company has a self-insurance plan to retain a portion of the exposure for losses related to employee medical benefits. The Company also has a self-insurance plan for a portion of the exposure for losses related to workers’ compensation costs. The self-insurance policies provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods, as well as other historical information for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company recorded self-insurance liabilities of $1.4 million as of July 3, 2009 and April 3, 2009. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as current in accordance with the estimated timing of the projected payments.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Secured borrowings
     Occasionally, the Company enters into secured borrowing arrangements in connection with customer financing in order to provide additional sources of funding. As of July 3, 2009 and April 3, 2009, the Company had no secured borrowing arrangements. In the first quarter of fiscal year 2009, the Company paid all obligations related to its secured borrowing, under which the Company pledged a note receivable from a customer to serve as collateral for the obligation under the borrowing arrangement, totaling $4.7 million plus accrued interest.
     During fiscal year 2008, due to the customer’s payment default under the note receivable, the Company wrote down the note receivable by approximately $5.3 million related to the principal and interest accrued to date. During the fourth quarter of fiscal year 2009, the Company entered into certain agreements with the note receivable insurance carrier providing the Company approximately $1.7 million in cash payments and recorded a current asset of approximately $1.7 million and a long-term asset of approximately $1.5 million as of April 3, 2009. Pursuant to these agreements, as of July 3, 2009 the Company recorded a current asset of approximately $1.8 million and a long-term asset of approximately $1.5 million.
     Indemnification provisions
     In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At July 3, 2009 and April 3, 2009, no such amounts were accrued.
     Noncontrolling interest
     A noncontrolling interest, previously referred to as minority interest, represents the equity interest in a subsidiary that is not attributable, either directly or indirectly, to the Company and is reported as equity of the Company, separately from the Company’s controlling interest. Revenues, expenses, gains, losses, net income or loss and other comprehensive income is reported in the condensed consolidated financial statements at the consolidated amounts, which include the amounts attributable to both the controlling and noncontrolling interest.
     In April 2008, the Company’s majority-owned subsidiary, TrellisWare, issued additional shares of preferred stock in which the Company invested $1.8 million in order to retain a constant ownership interest. As a result of the transaction, TrellisWare also received $1.5 million in cash proceeds from the issuance of preferred stock to its other principal stockholders.
     Common stock held in treasury
     During the first quarter of fiscal year 2010 and during fiscal year 2009, the Company delivered 135,704 and 94,181 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying these restricted stock unit agreements, the Company repurchased 53,085 and 33,730 shares of common stock with a total value of $1.3 million and $0.7 million during the first quarter of fiscal year 2010 and during fiscal year 2009, respectively. Repurchased shares of common stock of 120,053 and 66,968 were held in treasury as of July 3, 2009 and April 3, 2009, respectively.
     Derivatives
     The Company enters into foreign currency forward and option contracts from time to time to hedge certain forecasted foreign currency transactions. Gains and losses arising from foreign currency forward and option contracts not designated as hedging instruments are recorded in interest income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as unrealized gains (losses) on derivative instruments until the underlying

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
transaction affects the Company’s earnings, at which time they are then recorded in the same income statement line as the underlying transaction.
     During the three months ended July 3, 2009 and June 27, 2008, the Company did not settle any foreign exchange contracts; therefore, there were no realized gains or losses during the three months ended July 3, 2009 and June 27, 2008 related to derivative instruments. The Company had no foreign currency forward contracts outstanding as of July 3, 2009 or April 3, 2009.
     Stock-based payments
     The Company records compensation expense associated with stock options, restricted stock unit awards and other stock-based compensation in accordance with SFAS 123R, “Share-Based Payment.” The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. The Company recognized $2.6 million and $2.2 million of stock-based compensation expense for the three months ended July 3, 2009 and June 27, 2008, respectively.
     The Company recorded incremental tax benefits from stock options exercised and restricted stock unit awards vesting of $0.4 million and $0.2 million for the three months ended July 3, 2009 and June 27, 2008, respectively, which are classified as part of cash flows from financing activities in the condensed consolidated statements of cash flows.
Income taxes
     Accruals for uncertain tax positions are provided for in accordance with the requirements of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.
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
Recent accounting pronouncements
     In December 2007, the FASB issued SFAS 141R, “Business Combinations.” The purpose of issuing the statement is to replace current guidance in SFAS 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized as expenses separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as non-controlling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS 141R became effective for the Company as of the beginning of fiscal year 2010. The standard applies prospectively to business combinations for which the acquisition date is on or after April 4, 2009, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after April 4, 2009, regardless of the date of the original business combination. The Company adopted this standard in the first quarter of fiscal year 2010 without a material impact on its consolidated financial statements and disclosures.
     In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46R” (SFAS 167). SFAS 167 amends the consolidation guidance applicable to variable interest entities and will significantly affect the overall consolidation analysis under FIN 46R. SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company is currently evaluating the impact that SFAS 167 may have on its consolidated financial statements and disclosures.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 2 — Revenue Recognition
     A substantial portion of the Company’s revenues are derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three months ended July 3, 2009 and June 27, 2008, the Company recorded losses of approximately $1.4 million and $1.3 million, respectively, related to loss contracts.
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
Note 3 — Fair Value Measurement
     Effective March 29, 2008, the Company adopted SFAS 157, “Fair Value Measurements,” for financial assets and liabilities measured at fair value on a recurring basis. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. As a basis for categorizing inputs, SFAS 157 establishes the following hierarchy which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions:
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Effective April 4, 2009, the Company adopted SFAS 157 for its non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS 157 for the Company’s non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis did not have a material impact on its consolidated financial statements and disclosures.
     The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of July 3, 2009 and April 3, 2009:

	Fair value at
	July 3, 2009	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents	$2,028	$4	$2,024	$—

Total assets measured at fair value on a recurring basis	$2,028	$4	$2,024	$—

	Fair value at
	April 3, 2009	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents	$2,029	$6	$2,023	$—

Total assets measured at fair value on a recurring basis	$2,029	$6	$2,023	$—

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
     The Company had no foreign currency forward exchange contracts outstanding at July 3, 2009 and April 3, 2009.
Note 4 — Earnings Per Share Attributable to ViaSat, Inc. Common Stockholders
     Potential common stock of 1,485,542 and 1,079,375 shares for the three months ended July 3, 2009 and June 27, 2008, respectively, were included in the calculation of diluted earnings per share attributable to ViaSat, Inc. common stockholders. Antidilutive shares excluded from the calculation were 1,555,114 and 2,704,917 shares for the three months ended July 3, 2009 and June 27, 2008, respectively. Potential common stock includes options granted of 1,098,593 and 1,014,444, and restricted stock units awarded of 215,262 and 39,146 for the three months ended July 3, 2009 and June 27, 2008, respectively, under the Company’s equity compensation plan which are included in the earnings per share attributable to ViaSat, Inc. common stockholders calculations using the treasury stock method; 171,687 and 25,785 of common shares for the three months ended July 3, 2009 and June 27, 2008, respectively, expected to be issued under the Company’s employee stock purchase plan, shares potentially issuable under the amended ViaSat 401(k) Profit Sharing Plan for the Company’s discretionary match which may be settled in common stock or cash at the Company’s election and shares related to other conditions denoted in the Company’s agreements with the predecessor stockholders of certain acquired companies.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 5 — Composition of Certain Balance Sheet Captions

	July 3, 2009	April 3, 2009
	(In thousands)
Accounts receivable, net:
Billed	$79,054	$76,999
Unbilled	104,932	87,469
Allowance for doubtful accounts	(154)	(362)

	$183,832	$164,106

Inventories:
Raw materials	$38,320	$33,607
Work in process	14,859	14,876
Finished goods	14,467	17,079

	$67,646	$65,562

Prepaid expenses and other current assets:
Prepaid expenses	$12,960	$13,521
Other	6,234	5,420

	$19,194	$18,941

Property, equipment and satellite, net:
Machinery and equipment (estimated useful life 2-5 years)	$58,976	$56,053
Computer equipment and software (estimated useful life 3 years)	44,304	43,591
Furniture and fixtures (estimated useful life 7 years)	9,933	9,918
Leasehold improvements (estimated useful life 2-11 years)	17,835	17,573
Land	3,124	3,124
Satellite under construction	128,233	110,588
Construction in progress	5,118	5,272

	267,523	246,119
Less accumulated depreciation and amortization	(80,316)	(75,894)

	$187,207	$170,225

Other acquired intangible assets, net:
Technology	$44,392	$44,392
Contracts and relationships	18,898	18,898
Non-compete agreement	9,076	9,076
Other intangibles	9,323	9,323

	81,689	81,689
Less accumulated amortization	(66,539)	(65,034)

	$15,150	$16,655

Other assets:
Capitalized software costs, net	$1,058	$672
Patents, orbital slots and other licenses, net	4,648	4,144
Deferred income taxes	13,752	13,771
Other	14,323	13,222

	$33,781	$31,809

Accrued liabilities:
Current portion of warranty reserve	$6,784	$6,853
Accrued vacation	11,533	10,935
Accrued employee compensation	3,789	16,768
Collections in excess of revenues	32,659	26,811
Other	10,570	10,470

	$65,335	$71,837

Other liabilities:
Accrued warranty	$4,418	$4,341
Unrecognized tax position liabilities	10,773	10,773
Deferred rent, long-term portion	6,210	6,191
Other	3,321	3,413

	$24,722	$24,718

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 6 — Accounting for Goodwill and Intangible Assets
     The Company accounts for its goodwill under SFAS 142, “Goodwill and Other Intangible Assets.” The SFAS 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. Reporting units within the Company’s government systems and commercial networks segments have goodwill assigned to them. The Company estimates the fair values of the reporting units using discounted cash flows. The cash flow forecasts are adjusted by an appropriate discount rate in order to determine the present value of the cash flows. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value, if any, represents the amount of goodwill impairment.
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
     The other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of eight months to ten years. The technology intangible asset has several components with estimated useful lives of five to nine years, contracts and relationships intangible asset has several components with estimated useful lives of three to ten years, non-compete agreements have useful lives of three to five years and other amortizable assets have several components with estimated useful lives of eight months to ten years. Amortization expense was $1.5 million and $2.3 million for the three months ended July 3, 2009 and June 27, 2008, respectively.
     Current and expected amortization expense for each of the following periods is as follows:

Amortization
(In thousands)
For the three months ended July 3, 2009	$1,505

Expected for the remainder of fiscal year 2010	$4,083
Expected for fiscal year 2011	4,826
Expected for fiscal year 2012	3,600
Expected for fiscal year 2013	1,047
Expected for fiscal year 2014	646
Thereafter	948

$15,150

Note 7 — Line of Credit
     On July 1, 2009, the Company amended and restated its revolving credit facility (the Credit Facility) in the form of the Fourth Amended and Restated Revolving Loan Agreement, which increased the Company’s revolving line of credit from $85.0 million to $170.0 million and extended the maturity date of the facility until July 1, 2012. Borrowings under the Credit Facility are permitted up to a maximum amount of $170.0 million, including up to $25.0 million of letters of credit, and bear interest, at the Company’s option, at either (a) the highest of the Federal Funds rate plus 0.50%, the administrative agent’s prime rate as announced from time to time or the Eurodollar rate plus 1.00%, or (b) at the Eurodollar rate plus, in the case of each of (a) and (b), an applicable margin that is based on the ratio of the Company’s debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At July 3, 2009, the effective interest rate on the Company’s outstanding borrowings under the Credit Facility was 4.59%. The Credit Facility is collateralized by substantially all of the Company’s assets. At July 3, 2009, the Company had $80.0 million in principal amount of outstanding borrowings under the Credit Facility and $6.0 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility of $84.0 million.
     The Credit Facility contains financial covenants regarding a maximum leverage ratio and a minimum interest coverage ratio. In addition the Credit Facility contains covenants that restrict, among other things, the Company’s ability to incur additional debt, sell

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial loan covenants under the Credit Facility as of July 3, 2009.
     The fair value of the Company’s long-term debt approximates its carrying amount due to its variable interest rate and the timing of the borrowing.
Note 8 — Product Warranty
     The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the type of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the three months ended July 3, 2009 and June 27, 2008.

	For the three months ended
	July 3, 2009	June 27, 2008
	(In thousands)
Balance, beginning of period	$11,194	$11,679
Change in liability for warranties issued in period	1,966	2,123
Settlements made (in cash or in kind) during the period	(1,958)	(1,566)

Balance, end of period	$11,202	$12,236

Note 9 — Commitments and Contingencies
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
Note 10 — Income Taxes
     The effective income tax rate for the three months ended July 3, 2009, was 25.9% compared to the 15.0% annual effective tax rate for the fiscal year ended April 3, 2009. The higher rate for the three months ended July 3, 2009 reflects the December 31, 2009 expiration of the federal research and development tax credit. In addition, the fiscal year ended April 3, 2009, included fifteen months of the credit as a result of the October 2008, retroactive reinstatement of the previously expired credit from January 1, 2008. The estimated effective tax rate is different from the expected statutory rate due primarily to research and development tax credits and the manufacturing deduction.
     For the three months ended July 3, 2009, the Company’s gross unrecognized tax benefits increased by $0.6 million. In the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease by $3.5 million as a result of the expiration of the statute of limitations for previously filed tax returns.

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

	Three months ended
	July 3, 2009	June 27, 2008
	(In thousands)
Revenues
Government Systems	$92,577	$88,645
Commercial Networks	63,330	62,948
Satellite Services	2,501	1,368
Elimination of intersegment revenues	—	—

Total revenues	$158,408	$152,961

Operating profits (losses)
Government Systems	12,143	12,097
Commercial Networks	1,335	1,477
Satellite Services	(707)	(2,058)
Elimination of intersegment operating profits	—	—

Segment operating profit before corporate and amortization	12,771	11,516
Corporate	5	(19)
Amortization of acquired intangibles	(1,505)	(2,340)

Income from operations	$11,271	$9,157

     Amortization of acquired intangibles by segment for the three months ended July 3, 2009 and June 27, 2008 was as follows:

	Three months ended
	July 3, 2009	June 27, 2008
	(In thousands)
Government Systems	$272	$272
Commercial Networks	1,233	2,068
Satellite Services	—	—

Total amortization of acquired intangibles	$1,505	$2,340

     Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. Segment assets as of July 3, 2009 and April 3, 2009 were as follows:

	July 3, 2009	April 3, 2009
	(In thousands)
Segment assets
Government Systems	$154,414	$145,568
Commercial Networks	175,187	164,844
Satellite Services	2,173	1,278

Total segment assets	331,774	311,690
Corporate assets	371,461	311,252

Total assets	$703,235	$622,942

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Net acquired intangible assets and goodwill included in segment assets as of July 3, 2009 and April 3, 2009 were as follows:

	Net acquired intangible
	assets		Goodwill
	July 3, 2009	April 3, 2009	July 3, 2009	April 3, 2009
	(In thousands)
Government Systems	$2,520	$2,792	$22,161	$22,161
Commercial Networks	12,630	13,863	43,268	43,268
Satellite Services	—	—	—	—

Total	$15,150	$16,655	$65,429	$65,429

     Revenue information by geographic area for the three months ended July 3, 2009 and June 27, 2008 was as follows:

	Three months ended
	July 3, 2009	June 27, 2008
	(In thousands)
United States	$126,042	$128,424
Europe, Middle East and Africa	23,387	8,857
Asia, Pacific	6,402	9,898
North America other than United States	1,211	4,762
Central and Latin America	1,366	1,020

	$158,408	$152,961

     The Company distinguishes revenues from external customers by geographic areas based on customer location.
     The net book value of long-lived assets located outside the United States was $0.3 million at July 3, 2009 and April 3, 2009.
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
     During the three months ended July 3, 2009 and June 27, 2008, related to the construction of the Company’s anticipated high-capacity satellite system, the Company paid $23.3 million and $13.9 million, respectively, to SS/L and had no outstanding payables and a $9.7 million payable related to SS/L as of July 3, 2009 and April 3, 2009, respectively. In the normal course of business, the Company recognized $0.1 million and $0.9 million of revenue related to Telesat Canada for the three months ended July 3, 2009 and June 27, 2008, respectively. Accounts receivable due from Telesat Canada as of July 3, 2009 and April 3, 2009 were $2.6 million and $2.7 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future growth and revenues from our products; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified under the heading “Risk Factors” in Item 1A, elsewhere in this report and our other filings with the Securities and Exchange Commission. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
Overview
     We are a leading producer of innovative satellite and other wireless communications and networking systems to government and commercial customers. Our ability to apply technologies between government and commercial customers, combined with our diversification of technologies, products and customers, provides us with a strong foundation to sustain and enhance our leadership in advanced wireless communications and networking technologies. Based on our history and extensive experience in complex defense communications systems, we have developed the capability to design and implement innovative communications solutions, which enhance bandwidth utilization by applying our sophisticated networking and digital signal processing techniques. Our goal is to leverage our advanced technology and capabilities to capture a considerable share of the networking and global satellite communications equipment and services market for both government and commercial customers.
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
      Commercial Networks
     Our commercial networks segment offers an end-to-end capability to provide customers with a broad range of satellite communication and other wireless communications equipment solutions, including:
•	Consumer broadband products and solutions,

•	Mobile broadband products and systems for airborne, maritime and ground mobile broadband applications,

•	Enterprise Very Small Aperture Terminal (VSAT) networks products,

•	Satellite networking systems design and technology development, and

•	Antenna systems for commercial and defense applications.
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
     Our products are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts, which require us to provide products and services under a contract at a specified price, comprised approximately 89% and 86% of our revenues for the three months ended July 3, 2009 and June 27, 2008, respectively. The remainder of our annual revenue was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).
      Historically, a significant portion of our revenues has been derived from contracts for the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development were approximately $30.2 million or 19% and $28.9 million or 19% of our total revenues in the three months ended July 3, 2009 and June 27, 2008, respectively.
     We also incur independent research and development expenses, which are not directly funded by a third party. Independent research and development expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development programs. Independent research and development expenses were approximately 4% and 6% of revenues during the three months ended July 3, 2009 and June 27, 2008, respectively. As a government contractor, we are able to recover a portion of our independent research and development expenses pursuant to our government contracts.
Critical Accounting Policies and Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We consider the policies discussed below to be critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We describe the specific risks for these critical accounting policies in the following paragraphs. For all of these policies, we caution that future events rarely develop exactly as forecast, and even the best estimates routinely require adjustment.
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
     The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended July 3, 2009 and June 27, 2008, we recorded losses of approximately $1.4 million and $1.3 million, respectively, related to loss contracts.
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
     We believe we have established appropriate systems and processes to enable us to reasonably estimate future cost on our programs through regular quarterly evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we would disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of July 3, 2009 would change our income before income taxes by approximately $0.1 million.
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
      Accounting for stock-based compensation
     We grant options to purchase our common stock and award restricted stock units to our employees and directors under our equity compensation plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our employee stock purchase plan. The benefits provided under these plans are stock-based payments subject to the provisions of revised Statement of Financial Accounting Standards (SFAS) No. 123 (SFAS 123R), “Share-Based Payment.” Stock-based compensation expense recognized under SFAS 123R for the three months ended July 3, 2009 and June 27, 2008 was $2.6 million and $2.2 million, respectively.
      Allowance for doubtful accounts
     We make estimates of the collectability of our accounts receivable based on historical bad debts, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debts have been minimal; a contributing factor to this is that a significant portion of our sales has been to the United States government. More recently, commercial customers have comprised a larger part of our revenues. Our accounts receivable balance was $183.8 million, net of allowance for doubtful accounts of $0.2 million, and $164.1 million, net of allowance for doubtful accounts of $0.4 million, as of July 3, 2009 and April 3, 2009, respectively.
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
     Accruals for uncertain tax positions are provided for in accordance with the requirements of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.
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
Results of Operations
     The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Three months ended
	July 3, 2009	June 27, 2008
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	70.5	70.6
Selling, general and administrative	17.0	15.5
Independent research and development	4.4	6.4
Amortization of intangible assets	1.0	1.5

Income from operations	7.1	6.0
Income before income taxes	7.1	6.4

Net income	5.2	4.2

Net income attributable to ViaSat, Inc.	5.2	4.1

Three Months Ended July 3, 2009 vs. Three Months Ended June 27, 2008
      Revenues

	Three months ended		Dollar	Percentage
	July 3,	June 27,	increase	increase
(In millions, except percentages)	2009	2008	(decrease)	(decrease)
Revenues	$158.4	$153.0	$5.4	3.6%
     Revenues increased from $153.0 million to $158.4 million during the first quarter of fiscal year 2010 when compared to the same period last year. Increased revenues were experienced in all three segments: our government systems segment, which increased by $3.9 million, our satellite services segment, which increased by $1.1 million, and our commercial networks segment, which increased by $0.4 million. Revenue increases in our government systems segment were primarily derived from higher sales of $2.6 million in next generation military satellite communication systems, $1.5 million in next generation tactical data link development and $1.1 million from our majority-owned subsidiary, TrellisWare, offset by a $1.3 million decrease in video datalink systems sales. Our satellite services segment revenue increase was primarily derived from additional services provided to the mobile broadband services market. Our commercial networks segment revenues increased primarily due to a $7.6 million increase in enterprise VSAT product sales, offset by decreases of $4.2 million in consumer broadband product sales, decreased sales of antenna systems products of approximately $2.6 million and a $0.4 million decrease in sales spread across various other product groups.
      Cost of revenues

	Three months ended		Dollar	Percentage
	July 3,	June 27,	increase	Increase
(In millions, except percentages)	2009	2008	(decrease)	(decrease)
Cost of revenues	$111.7	$108.0	$3.7	3.4%
Percentage of revenues	70.5%	70.6%
     The increase in cost of revenues from $108.0 million during the first quarter of fiscal year 2009 to $111.7 million in the first quarter of fiscal year 2010 is primarily due to our increased revenues. Cost of revenues as a percentage of revenues stayed relatively flat at 70.6% for the first quarter of fiscal year 2009 and 70.5% for the first quarter of fiscal year 2010. This is a result of product cost reductions of approximately $1.0 million in our government systems segment mainly from information assurance and development programs and next generation tactical data link development, offset by product cost increases of $1.5 million in our commercial networks segment mainly from enterprise VSAT products and lower margin next generation broadband development programs in the first quarter of fiscal year 2010 compared to the same period last year. Cost of revenues for the first quarters of both fiscal year 2010 and fiscal year 2009 included approximately $0.6 million in stock-based compensation expense. Cost of revenues may fluctuate in future periods depending on the mix of products sold and services provided, competition, new product introduction costs and other factors.
      Selling, general and administrative expenses

	Three months ended		Dollar	Percentage
	July 3,	June 27,	increase	increase
(In millions, except percentages)	2009	2008	(decrease)	(decrease)
Selling, general and administrative	$26.9	$23.6	$3.3	14.0%
Percentage of revenues	17.0%	15.5%
     The increase in selling, general and administrative (SG&A) expenses of $3.3 million in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009 was primarily attributable to new business proposal costs for new contract awards of approximately $2.1 million, higher selling costs of approximately $0.5 million, increased support costs related to business growth of approximately $0.4 million and an increase of approximately $0.3 million in stock-based compensation expense. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government, commercial and satellite service sales opportunities.

      Independent research and development

	Three months ended		Dollar	Percentage
	July 3,	June 27,	increase	increase
(In millions, except percentages)	2009	2008	(decrease)	(decrease)
Independent research and development	$7.0	$9.8	$(2.8)	(28.8)%
Percentage of revenues	4.4%	6.4%
     The decrease in independent research and development (IR&D) expenses primarily reflects a $1.6 million reduction in the commercial networks segment development activities for the first quarter of fiscal year 2010 when compared to the first quarter of fiscal year 2009 and a decrease in IR&D expenses in the government systems segment of $1.3 million. The lower IR&D expenses were principally due to a shift in our efforts from internal development projects to customer-funded programs.
     Amortization of acquired intangible assets. We amortize our intangible assets from prior acquisitions over their estimated useful lives ranging from eight months to ten years. Amortization of intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized. Current and expected amortization expense for each of the following periods is as follows:

Amortization
(In thousands)
For the three months ended July 3, 2009	$1,505

Expected for the remainder of fiscal year 2010	$4,083
Expected for fiscal year 2011	4,826
Expected for fiscal year 2012	3,600
Expected for fiscal year 2013	1,047
Expected for fiscal year 2014	646
Thereafter	948

$15,150

     Interest income. Interest income decreased to $0.1 million for the three months ended July 3, 2009, from $0.7 million for the three months ended June 27, 2008, due primarily to lower interest rates on our investments and lower average invested cash balances during the first quarter of fiscal year 2010.
     Interest expense. Interest expense remained relatively flat from the three months ended June 27, 2008 to the three months ended July 3, 2009 as we borrowed $80.0 million under our revolving line of credit on July 3, 2009 and had no outstanding borrowings under our revolving line of credit at June 27, 2008.
     Provision for Income Taxes. Our effective tax rate for the three months ended July 3, 2009 was approximately 25.9%, which approximates the 26.9% estimated annual effective tax rate for the fiscal year 2010, compared to an effective tax rate of 34.8% for the three months ended June 27, 2008, which reflected the December 31, 2007 expiration of the federal research and development tax credit. Our estimated annual effective tax rate of approximately 26.9% for fiscal year 2010 reflects the expiration of the federal research and development tax credit at December 31, 2009. If the federal research and development tax credit is reinstated after December 31, 2009, we may have a lower annual effective tax rate for fiscal year 2010 and the amount of the tax rate reduction will depend on the effective date of any such reinstatement, the terms of the reinstatement as well as the amount of eligible research and development expenses in the reinstated period.
Segment Results for the Three Months Ended July 3, 2009 vs. Three Months Ended June 27, 2008
      Government systems segment
      Revenues

	Three months ended		Dollar	Percentage
	July 3,	June 27,	increase	increase
(In millions, except percentages)	2009	2008	(decrease)	(decrease)
Revenues	$92.6	$88.6	$3.9	4.4%
     The revenue increase in our government systems segment was primarily derived from a $2.6 million increase in next generation military satellite communication systems sales, a $1.5 million increase in next generation tactical data link development revenues and higher sales of $1.1 million from our majority-owned subsidiary, TrellisWare, offset by decreased sales of video datalink systems totaling $1.3 million.
     Segment operating profit

	Three months ended		Dollar	Percentage
	July 3,	June 27,	increase	increase
(In millions, except percentages)	2009	2008	(decrease)	(decrease)
Operating profit	$12.1	$12.1	$—	0.4%
Percentage of segment revenue	13.1%	13.6%
     Government systems segment operating profits stayed relatively flat in the first quarter of fiscal year 2010 when compared to the first quarter of fiscal year 2009. Increased revenues and related product contributions of $2.3 million and lower IR&D costs of $1.3 million were offset by $3.6 million in higher selling, support and new business proposal costs.
     Commercial networks segment
     Revenues

	Three months ended		Dollar	Percentage
	July 3,	June 27,	increase	increase
(In millions, except percentages)	2009	2008	(decrease)	(decrease)
Revenues	$63.3	$62.9	$0.4	0.6%
     Our commercial networks segment revenue increase was attributable to a $7.6 million increase in enterprise VSAT product sales, offset by a decrease of $4.2 million in consumer broadband product sales, decreased antenna systems product sales of approximately $2.6 million and a $0.4 million decrease in sales spread across various other product groups.
     Segment operating profit

	Three months ended		Dollar	Percentage
	July 3,	June 27,	increase	increase
(In millions, except percentages)	2009	2008	(decrease)	(decrease)
Operating profit	$1.3	$1.5	$(0.1)	(9.6)%
Percentage of segment revenues	2.1%	2.3%
     Our commercial networks segment operating profit decreased in the first quarter of fiscal year 2010 when compared to the same period last fiscal year primarily due to operating profit decreases of approximately $1.5 million from a lower margin product mix of VSAT product sales compared to prior fiscal year, offset by better program performance in our mobile satellite systems programs of approximately $1.0 million and lower IR&D costs.
     Satellite services segment
     Revenues

	Three months ended		Dollar	Percentage
	July 3,	June 27,	increase	increase
(In millions, except percentages)	2009	2008	(decrease)	(decrease)
Revenues	$2.5	$1.4	$1.1	82.8%
     Our satellite services segment revenue increase of approximately $1.1 million was primarily derived from service arrangements supporting the mobile broadband services markets.

     Segment operating loss

	Three months ended		Dollar	Percentage
	July 3,	June 27,	(increase)	(increase)
(In millions, except percentages)	2009	2008	decrease	decrease
Operating loss	$(0.7)	$(2.1)	$1.4	65.6%
Percentage of segment revenues	(28.3)%	(150.4)%
     The decrease in satellite services segment operating loss of $1.4 million during the first quarter of fiscal year 2010 when compared to the first quarter of fiscal year 2009 was primarily due to increased revenues and related product contributions of $0.9 million from the expansion of satellite services provided in the mobile broadband market and a reduction in legal and support costs related to our ViaSat-1 satellite of $0.4 million.
Backlog
     As reflected in the table below, funded backlog increased and firm backlog decreased during the first three months of fiscal year 2010. The decrease in firm backlog was primarily due to the delay in expected contract awards shifting to the later part of fiscal year 2010.

	July 3, 2009	April 3, 2009
	(In millions)
Firm backlog
Government Systems segment	$211.0	$225.6
Commercial Networks segment	214.5	238.7
Satellite Services segment	11.3	10.3

Total	$436.8	$474.6

Funded backlog
Government Systems segment	$201.1	$209.1
Commercial Networks segment	214.5	187.1
Satellite Services segment	11.2	10.3

Total	$426.8	$406.5

Contract options	$27.9	$25.6

     The firm backlog does not include contract options. Of the $436.8 million in firm backlog, approximately $245.8 million is expected to be delivered during the remaining nine months of fiscal year 2010, and the balance is expected to be delivered in fiscal year 2011 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.
     Our total new awards were $120.6 million for the first quarter of fiscal year 2010 compared to $205.9 million for the first quarter of fiscal year 2009.
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
     Cash used in operating activities for the first three months of fiscal year 2010 was $5.2 million as compared to cash provided by operating activities of $0.4 million for the first three months of fiscal year 2009. The $5.5 million increase in cash used in operating activities for the first three months of fiscal year 2010 as compared to the first three months of fiscal year 2009 was primarily attributed to a year-over-year net increase in cash used for net operating assets of $5.7 million, offset by higher year-over-year net income of $1.9 million. The net operating asset growth was predominantly due to growth in the Company’s combined billed and unbilled accounts receivable, net, which increased $19.7 million from the prior fiscal year-end. Receivables growth in the first quarter of fiscal year 2010 was largely due to the timing of certain contract billing milestones on ground and mobile satellite systems projects in our commercial networks segment and programs in our government systems segment.
     Cash used in investing activities in the first three months of fiscal year 2010 was $34.7 million as compared to $13.0 million for the first three months of fiscal year 2009. The increase in cash used in investing activities was primarily related to construction payments for our ViaSat-1 satellite of approximately $26.9 million and other additional capital expenditures for equipment of approximately $4.9 million for the first three months of fiscal year 2010 compared to approximately $10.2 million and $2.1 million, respectively, for the same period of fiscal year 2009.
     Cash provided by financing activities for the first three months of fiscal year 2010 was $80.4 million as compared to cash used by financing activities for the first three months of fiscal year 2009 of $1.7 million. The approximate $82.1 million increase in cash inflows for the first three months of fiscal year 2010 compared to the same period of last fiscal year is primarily related to the $80.0 million in proceeds from borrowings under our revolving credit facility (the Credit Facility). In addition, cash provided by (used in) financing activities for both periods included cash received from stock option exercises and cash inflows related to the incremental tax benefit from stock-based compensation. Cash provided by financing activities in the first three months of fiscal year 2010 was also higher due to cash received from employee stock purchase plan purchases, slightly offset by the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.
     In January 2008, we entered into several agreements with Space Systems/Loral, Inc. (SS/L), Loral Space & Communications, Inc. (Loral) and Telesat Canada (Telesat) related to our anticipated high-capacity satellite system. Under the satellite construction contract with SS/L, we purchased a new broadband satellite (ViaSat-1) designed by us and currently under construction by SS/L for approximately $209.1 million, subject to purchase price adjustments based on satellite performance. The total cost of the satellite is $246.0 million, but, as part of the satellite purchase arrangements, Loral executed a separate contract with SS/L whereby Loral is purchasing the Canadian beams on the ViaSat-1 satellite for approximately $36.9 million (15% of the total satellite cost). We have entered into a beam sharing agreement with Loral, whereby Loral has agreed to reimburse us for 15% of the total costs associated with launch and launch insurance, which is estimated to be approximately $20.7 million, and in-orbit insurance and satellite operating costs post launch.
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
     The projected total cost of the ViaSat-1 project, including the satellite, launch, insurance and related gateway infrastructure, through in-service of the satellite is estimated to be approximately $400.0 million, and will depend on the timing of the gateway infrastructure roll-out. We continually evaluate alternative strategies that would limit our total required investment. We believe we have adequate sources of funding for the project, which includes our cash on hand, the cash we expect to generate from operations over the next few years, and additional borrowing ability based on our financial position and low debt leverage ratio. We believe this provides us flexibility to execute this project in an appropriate manner and/or obtain outside equity under terms that we consider reasonable.
     We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities. At July 3, 2009, we had $104.3 million in cash and cash equivalents, $285.1 million in working capital and $80.0 million in principal amount of outstanding borrowings under our Credit Facility. At April 3, 2009, we had $63.5 million in cash and cash equivalents, $203.4 million in working capital and no outstanding borrowings under our Credit Facility. Our cash and cash equivalents are held in accounts managed by third party financial institutions. To date, we have experienced no loss of access to our cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
     On July 1, 2009, we amended and restated our Credit Facility in the form of the Fourth Amended and Restated Revolving Loan Agreement, which increased our revolving line of credit from $85.0 million to $170.0 million and extended the maturity date of the facility until July 1, 2012. Borrowings under the Credit Facility are permitted up to a maximum amount of $170.0 million, including up to $25.0 million of letters of credit, and bear interest, at our option, at either (a) the highest of the Federal Funds rate plus 0.50%, the administrative agent’s prime rate as announced from time to time or the Eurodollar rate plus 1.00%, or (b) at the Eurodollar rate plus, in the case of each of (a) and (b), an applicable margin that is based on the ratio of our debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At July 3, 2009, the effective interest rate on our outstanding borrowings under the Credit Facility was 4.59%. We anticipate capitalizing certain amounts of interest expense on our Credit Facility in connection with the satellite construction. The Credit Facility is collateralized by substantially all of our assets. At July 3, 2009, we had $80.0 million in principal amount of outstanding borrowings under the Credit Facility and $6.0 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility of $84.0 million.
     The Credit Facility contains financial covenants regarding a maximum leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, our ability to incur additional debt, sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.
     To further enhance our liquidity position, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public and/or private capital markets. In April 2007, we filed a new universal shelf registration statement with the SEC, for the future sale of up to an additional $200.0 million of debt securities, common stock, preferred stock, depositary shares and warrants, bringing the aggregate available under our universal shelf registration statements to up to $400.0 million. The securities may be offered from time to time, separately or together, directly by us or through underwriters at amounts, prices, interest rates and other terms to be determined at the time of the offering. The sale of additional securities could result in additional dilution of our stockholders.
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

Contractual Obligations
     The following table sets forth a summary of our obligations at July 3, 2009:

		For the
		remainder of
		fiscal year	For the fiscal years ending
(In thousands)	Total	2010	2011-2012	2013-2014	Thereafter
Operating leases	$100,691	$10,633	$28,505	$24,573	$36,980
Line of credit	80,000	—	—	80,000	—
Standby letters of credit	5,966	3,011	2,955	—	—
Purchase commitments including satellite-related agreements	383,421	113,205	104,372	26,462	139,382

Total	$570,078	$126,849	$135,832	$131,035	$176,362

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
     Our condensed consolidated balance sheets included $24.7 million as of July 3, 2009 and April 3, 2009 classified as “Other liabilities.” This caption primarily consists of our long-term warranty obligations, deferred lease credits and long-term unrecognized tax position liabilities. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 10 of the notes to consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 8 for a discussion of our product warranties.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS 141R, “Business Combinations.” The purpose of issuing the statement is to replace current guidance in SFAS 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized as expenses separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as non-controlling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS 141R became effective for us as of the beginning of fiscal year 2010. The standard applies prospectively to business combinations for which the acquisition date is on or after April 4, 2009, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after April 4, 2009, regardless of the date of the original business combination. We adopted this standard in the first quarter of fiscal year 2010 without a material impact on our consolidated financial statements and disclosures.
     In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46R” (SFAS 167). SFAS 167 amends the consolidation guidance applicable to variable interest entities and will significantly affect the overall consolidation analysis under FIN 46R. SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We are currently evaluating the impact that SFAS 167 may have on our consolidated financial statements and disclosures.
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements at July 3, 2009 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our financial statements included in this Quarterly Report or in our Annual Report on Form 10-K for the year ended April 3, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk
     Our financial instruments consist of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable, and short-term and long-term obligations, including the revolving line of credit. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. As of July 3, 2009, we had $80.0 million in principal amount of outstanding borrowings under our line of credit and we held no short-term investments. Our exposure to market risk for changes in interest rates relates primarily to borrowings under our line of credit, cash equivalents, short-term investments and short-term obligations. As a result, we do not expect fluctuations in interest rates to have a material impact on the fair value of these financial instruments.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant portion of our cash balance in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Given recent declines in interest rates, our interest income has been and may continue to be negatively impacted. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents balances changed by 50 basis points in the first quarter of fiscal year 2010, interest income would have increased or decreased by less than $0.1 million. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.
     As of July 3, 2009, we had $80.0 million in principal amount of outstanding borrowings under our Credit Facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin that is based on the ratio of our debt to EBITDA. As of July 3, 2009, the effective interest rate on our outstanding borrowings under the Credit Facility was 4.59%. Assuming the outstanding balance remains constant over the remainder of the year, a 50 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.3 million.
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
     As of July 3, 2009, we had no foreign currency exchange contracts outstanding.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the Securities and Exchange Commission’s rules and forms. We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 3, 2009, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 3, 2009.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 3, 2009, which could materially affect our business, financial condition, liquidity or future results. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.
Item 6. Exhibits
     The Exhibit Index on page 33 is incorporated herein by reference as the list of exhibits required as part of this Quarterly Report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 11, 2009	VIASAT, INC.
/s/ Mark D. Dankberg
Mark D. Dankberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Ronald G. Wangerin
Ronald G. Wangerin
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1†	Amended and Restated Launch Services Agreement dated May 7, 2009 between ViaSat, Inc. and Arianespace.	10-K	000-21767	10.13	5/28/2009

10.2	Fourth Amended and Restated Revolving Loan Agreement dated July 1, 2009 among ViaSat, Inc., Banc of America Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Union Bank, N.A. and the lenders party thereto					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

†	Portions of this exhibit (indicated by asterisks) have been omitted and separately filed with the SEC pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.