Form 10-Q
period 2009-10-02
VIASAT INC
filed 2009-11-10
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended October 2, 2009.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of November 2, 2009 was 31,880,312.

VIASAT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIASAT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	October 2, 2009	April 3, 2009
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$83,884	$63,491
Accounts receivable, net	206,816	164,106
Inventories	67,364	65,562
Deferred income taxes	26,724	26,724
Prepaid expenses and other current assets	23,159	18,941

Total current assets	407,947	338,824

Property, equipment and satellite, net	214,527	170,225
Other acquired intangible assets, net	13,788	16,655
Goodwill	65,429	65,429
Other assets	36,827	31,809

Total assets	$738,518	$622,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,223	$63,397
Accrued liabilities	81,126	72,037

Total current liabilities	139,349	135,434

Line of credit	80,000	—
Other liabilities	24,443	24,718

Total liabilities	243,792	160,152

Commitments and contingencies (Note 9)
Stockholders’ equity:
ViaSat, Inc. stockholders’ equity
Common stock	3	3
Paid-in capital	288,413	273,102
Retained earnings	204,915	187,471
Common stock held in treasury	(3,000)	(1,701)
Accumulated other comprehensive income (loss)	413	(127)

Total ViaSat, Inc. stockholders’ equity	490,744	458,748

Noncontrolling interest in subsidiary	3,982	4,042

Total stockholders’ equity	494,726	462,790

Total liabilities and stockholders’ equity	$738,518	$622,942

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	October 2, 2009	October 3, 2008	October 2, 2009	October 3, 2008
		(In thousands, except per share data)
Revenues	$160,666	$159,280	$319,074	$312,241
Operating expenses:
Cost of revenues	111,656	115,551	223,369	223,571
Selling, general and administrative	28,927	25,430	55,843	49,034
Independent research and development	6,692	6,656	13,695	16,496
Amortization of acquired intangible assets	1,362	2,340	2,867	4,680

Income from operations	12,029	9,303	23,300	18,460
Other income (expense):
Interest income	101	562	198	1,293
Interest expense	(230)	(85)	(409)	(200)

Income before income taxes	11,900	9,780	23,089	19,553
Provision for income taxes	2,808	505	5,705	3,908

Net income	9,092	9,275	17,384	15,645
Less: Net (loss) income attributable to the noncontrolling interest, net of tax	(83)	17	(60)	96

Net income attributable to ViaSat, Inc.	$9,175	$9,258	$17,444	$15,549

Basic net income per share attributable to ViaSat, Inc. common stockholders	$.29	$.30	$.56	$.51
Diluted net income per share attributable to ViaSat, Inc. common stockholders	$.28	$.29	$.53	$.49

Shares used in computing basic net income per share	31,616	30,743	31,407	30,633
Shares used in computing diluted net income per share	33,047	32,138	32,916	31,890
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	October 2, 2009	October 3, 2008
	(In thousands)
Cash flows from operating activities:
Net income	$17,384	$15,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,901	8,878
Amortization of intangible assets	2,902	5,754
Stock compensation expense	5,094	5,049
Other non-cash adjustments	33	(1,144)
Increase (decrease) in cash resulting from changes in operating assets and liabilities
Accounts receivable	(42,544)	(2,461)
Inventories	(1,738)	488
Other assets	449	(501)
Accounts payable	(3,481)	(2,611)
Accrued liabilities	13,187	(11,989)
Other liabilities	(275)	1,295

Net cash provided by operating activities	912	18,403
Cash flows from investing activities:
Purchase of property, equipment and satellite	(55,784)	(50,556)
Payments related to acquisition of businesses, net of cash acquired	—	(925)
Cash paid for patents, licenses and other assets	(5,886)	(1,445)

Net cash used in investing activities	(61,670)	(52,926)
Cash flows from financing activities:
Proceeds from line of credit	80,000	—
Payment of debt issuance costs	(2,869)	—
Proceeds from issuance of common stock	4,399	3,464
Purchase of common stock in treasury	(1,299)	—
Payment on secured borrowing	—	(4,720)
Proceeds from sale of stock of majority-owned subsidiary	—	1,500
Incremental tax benefits from stock-based compensation	525	389

Net cash provided by financing activities	80,756	633
Effect of exchange rate changes on cash	395	(496)

Net increase (decrease) in cash and cash equivalents	20,393	(34,386)
Cash and cash equivalents at beginning of period	63,491	125,176

Cash and cash equivalents at end of period	$83,884	$90,790

Non-cash investing and financing activities:
Issuance of stock in satisfaction of certain accrued employee compensation liabilities	5,090	—
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share data)

	ViaSat, Inc. Stockholders
					Common Stock		Accumulated
		Common Stock			in Treasury		Other
	Number of		Paid-in	Retained	Number of		Comprehensive	Noncontrolling		Comprehensive
	Shares Issued	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interest	Total	Income

Balance at April 3, 2009	31,114,086	$3	$273,102	$187,471	(66,968)	$(1,701)	$(127)	$4,042	$462,790
Exercise of stock options	243,967	—	2,665	—	—	—	—	—	2,665

Tax benefit from exercise of stock options and release of restricted stock unit (RSU) awards	—	—	728	—	—	—	—	—	728
Issuance of stock under Employee Stock Purchase Plan	85,203	—	1,734	—	—	—	—	—	1,734
Stock-based compensation expense	—	—	5,094	—	—	—	—	—	5,094

Shares issued in settlement of certain accrued employee compensation liabilities	192,894	—	5,090	—	—	—	—	—	5,090
RSU awards vesting	138,604	—	—	—	—	—	—	—	—

Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(54,193)	(1,299)	—	—	(1,299)
Net income (loss)	—	—	—	17,444	—	—	—	(60)	17,384	$17,384
Foreign currency translation, net of tax	—	—	—	—	—	—	540	—	540	540

Comprehensive income										$17,924

Balance at October 2, 2009	31,774,754	$3	$288,413	$204,915	(121,161)	$(3,000)	$413	$3,982	$494,726

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Basis of Presentation
     The accompanying condensed consolidated balance sheet at October 2, 2009, the condensed consolidated statements of operations for the three and six months ended October 2, 2009 and October 3, 2008, the condensed consolidated statements of cash flows for the six months ended October 2, 2009 and October 3, 2008 and the condensed consolidated statement of stockholders’ equity and comprehensive income for the six months ended October 2, 2009 have been prepared by the management of ViaSat, Inc. (the Company), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended April 3, 2009 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended April 3, 2009 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).
     The Company’s condensed consolidated financial statements include the assets, liabilities and results of operations of TrellisWare Technologies, Inc. (TrellisWare), a majority-owned subsidiary of ViaSat. All significant intercompany amounts have been eliminated.
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
     The Financial Accounting Standards Board (FASB) has issued authoritative guidance on the Codification (Statements of Financial Accounting Standards (SFAS) No. 168 (SFAS 168), “FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” / ASC 105). The authoritative guidance on the Codification (SFAS 168 / ASC 105) establishes the FASB Accounting Standards CodificationTM (Codification or ASC) as the single source of GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. GAAP is not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the Codification in this quarterly report, and has provided references to the Codification topics alongside references to the existing standards.
     On April 4, 2009, the beginning of the Company’s first quarter of fiscal year 2010, the Company adopted the authoritative guidance for noncontrolling interests (SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” /

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
ASC 810-10-65-1). The Company adopted the authoritative guidance for noncontrolling interests on a prospective basis, except for the presentation and disclosure requirements which were applied retrospectively for all periods presented. As a result, the Company reclassified to noncontrolling interest, a component of stockholders’ equity which was previously reported as minority interest in consolidated subsidiary in the mezzanine section of the Company’s condensed consolidated balance sheets and reported as a separate caption within the Company’s condensed consolidated statements of operations, net income including noncontrolling interest, net income attributable to the noncontrolling interest, and net income attributable to ViaSat, Inc. In addition, the Company utilized net income including noncontrolling interest as the starting point on the Company’s condensed consolidated statements of cash flows in order to reconcile net income to net cash provided by operating activities, rather than beginning with net income, which was previously exclusive of the noncontrolling interest. These reclassifications had no effect on previously reported consolidated income from operations, net income attributable to ViaSat, Inc. or net cash provided by operating activities. Also, net income per share continues to be based on net income attributable to ViaSat, Inc.
     In December 2007, the FASB issued authoritative guidance for business combinations (SFAS 141R, “Business Combinations,” / ASC 805). The purpose of issuing the statement is to better represent the economic value of a business combination transaction. The changes effected with the authoritative guidance for business combinations from the previous guidance include, but are not limited to: (1) acquisition costs will be recognized as expenses separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as non-controlling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. The authoritative guidance for business combinations became effective for the Company as of the beginning of fiscal year 2010. The guidance applies prospectively to business combinations for which the acquisition date is on or after April 4, 2009, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after April 4, 2009, regardless of the date of the original business combination. The Company adopted this guidance in the first quarter of fiscal year 2010. In accordance with this guidance, the Company recognized $2.5 million in transaction expenses related to the acquisition of WildBlue (see Note 13 for a discussion of the WildBlue acquisition) in its condensed consolidated statements of operations for the three and six months ended October 3, 2009.
     The Company has evaluated subsequent events through the time of filing this Form 10-Q with the SEC on November 10, 2009. See to Note 14 for a discussion of subsequent events.
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
     Satellite construction costs, including launch services and insurance, are generally procured under long-term contracts that provide for payments over the contract periods and are capitalized as incurred. In addition, interest expense is capitalized on the carrying value of the satellite during the construction period. The Company capitalized $1.2 million of interest expense during the three and six months ended October 2, 2009. No amounts were capitalized during the same periods last fiscal year.
     Patents, orbital slots and orbital licenses
     The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and orbital licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. The Company capitalized $2.3 million and $1.8 million of costs related to patents which are included in other assets as of October 2, 2009 and April 3, 2009, respectively. Accumulated amortization related to these patents was $0.2 million as of October 2, 2009 and April 3, 2009. Amortization expense related to these patents was less than $0.1 million for the three months ended October 2, 2009 and October 3, 2008, and less than $0.1 million for the six months ended October 2, 2009 and October 3, 2008. The Company also capitalized $2.9 million and $2.6 million of costs in other assets as of October 2, 2009 and April 3, 2009, respectively, related to orbital slots and orbital licenses that have not yet been placed into service. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three and six months ended October 2, 2009 and October 3, 2008, the Company did not write off any costs due to abandonment or impairment.
     Debt issuance costs
     Debt issuance costs are amortized and recognized as interest expense on a straight-line basis over the expected term of the related debt. During the three and six months ended October 2, 2009, the Company paid and capitalized approximately $0.6 million and $2.9 million, respectively, in additional debt issuance costs related to its amended and restated revolving credit facility (the Credit Facility). Unamortized debt issuance costs are recorded in other assets in the condensed consolidated balance sheets. There was no debt issuance costs paid and capitalized for the three and six months ended October 3, 2008.
     Software development
     Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product not to exceed five years. The Company capitalized $2.5 million and $2.9 million of costs related to software developed for resale for the three and six months ended October 2, 2009, respectively. The Company capitalized $0.2 million related to software development for resale for the three and six months ended October 3, 2008. There was no amortization expense of software development costs for the three and six months ended October 2, 2009. The amortization expense of software development costs was $0.4 million and $1.1 million for the three and six months ended October 3, 2008, respectively.
     Self-insurance liabilities
     The Company has a self-insurance plan to retain a portion of the exposure for losses related to employee medical benefits. The Company also has a self-insurance plan for a portion of the exposure for losses related to workers’ compensation costs. The self-insurance policies provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods, as well as other historical information for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company recorded self-insurance liabilities of $1.3 million and $1.4 million as of October 2, 2009 and April 3, 2009, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as current in accordance with the estimated timing of the projected payments.
     Secured borrowings
     Occasionally, the Company enters into secured borrowing arrangements in connection with customer financing in order to provide additional sources of funding. As of October 2, 2009 and April 3, 2009, the Company had no secured borrowing arrangements. In the first quarter of fiscal year 2009, the Company paid all obligations related to its secured borrowing, under which the Company pledged a note receivable from a customer to serve as collateral for the obligation under the borrowing arrangement, totaling $4.7 million plus accrued interest.
     During fiscal year 2008, due to the customer’s payment default under the note receivable, the Company wrote down the note receivable by approximately $5.3 million related to the principal and interest accrued to date. During the fourth quarter of fiscal year 2009, the Company entered into certain agreements with the note receivable insurance carrier providing the Company approximately $1.7 million in cash payments and recorded a current asset of approximately $1.7 million and a long-term asset of approximately $1.5 million as of April 3, 2009. Pursuant to these agreements, the Company, during the second quarter of fiscal year 2010 received an additional $0.7 million in cash payment and as of October 2, 2009 recorded a current asset of approximately $1.7 million and a long-term asset of approximately $1.0 million.
     Indemnification provisions
     In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At October 2, 2009 and April 3, 2009, no such amounts were accrued.
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
     Common stock held in treasury
     During the first six months of fiscal year 2010 and during fiscal year 2009, the Company delivered 138,604 and 94,181 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying these restricted stock unit agreements, the Company repurchased 54,193 and 33,730 shares of common stock with a total value of $1.3 million and $0.7 million during the first six months of fiscal year 2010 and during fiscal year 2009, respectively. Repurchased shares of common stock of 121,161 and 66,968 were held in treasury as of October 2, 2009 and April 3, 2009, respectively.
     Derivatives
     The Company enters into foreign currency forward and option contracts from time to time to hedge certain forecasted foreign currency transactions. Gains and losses arising from foreign currency forward and option contracts not designated as hedging instruments are recorded in interest income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as unrealized gains (losses) on derivative instruments until the underlying transaction affects the Company’s earnings, at which time they are then recorded in the same income statement line as the underlying transaction.
     During the three and six months ended October 2, 2009, the Company did not settle any foreign exchange contracts; therefore, there were no realized gains or losses during the three and six months ended October 2, 2009 related to derivative instruments. During the three and six months ended October 3, 2008, the Company settled certain foreign exchange contracts and in connection therewith recognized a loss of approximately $0.3 million, recorded in cost of revenues based on the nature of the underlying transactions. The Company had no foreign currency forward contracts outstanding as of October 2, 2009 or April 3, 2009.
     Stock-based payments
     The Company records compensation expense associated with stock options, restricted stock unit awards and other stock-based compensation in accordance with the authoritative guidance for share-based payments (SFAS 123R, “Share-Based Payment” / ASC 718). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. The Company recognized $2.5 million and $5.1 million of stock-based compensation expense for the three and six months ended October 2, 2009, respectively, and $2.9 million and $5.0 million of stock-based compensation expense for the three and six months ended October 3, 2008, respectively.
     The Company recorded incremental tax benefits from stock options exercised and restricted stock unit awards vesting of $0.5 million and $0.4 million for the six months ended October 2, 2009 and October 3, 2008, respectively, which are classified as part of cash flows from financing activities in the condensed consolidated statements of cash flows.
     Income taxes
     Accruals for uncertain tax positions are provided for in accordance with the authoritative guidance for accounting for uncertainty in income taxes (FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” / ASC 740). The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The authoritative guidance for accounting for uncertainty in income taxes also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred income tax expense (benefit) is the net change during the year in the deferred income tax asset or liability.
     Recent authoritative guidance
     In June 2009, the FASB issued authoritative guidance which amends the consolidation guidance applicable to variable interest entities (SFAS 167, “Amendments to FASB Interpretation No. 46R”). The guidance will significantly affect the overall consolidation analysis under the current authoritative guidance for consolidation of variable interest entities (FIN 46R / ASC 810) and is effective for the Company as of the beginning of the first quarter of fiscal year 2011. The Company is currently evaluating the impact that the guidance may have on its consolidated financial statements and disclosures.
     In August 2009, the FASB issued amended authoritative guidance included within ASC 820 for the fair value measurement of liabilities. This amended guidance clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, the company is required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, the company is required to use another valuation technique, such as an income approach or a market approach. This amended guidance will be effective for the Company as of the beginning of the third quarter of fiscal year 2010. The Company is currently evaluating the impact that the guidance may have on its consolidated financial statements and disclosures.
     In October 2009, the FASB issued authoritative guidance for revenue recognition with multiple deliverables (Emerging Issues Task Force 08-1, “Revenue Arrangements with Multiple Deliverables,” (EITF 08-1)). This new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This guidance will be effective for the Company beginning in the first quarter of fiscal year 2012, however early adoption is permitted. The Company is currently evaluating the impact that the guidance may have on its consolidated financial statements and disclosures.
Note 2 — Revenue Recognition
     A substantial portion of the Company’s revenues are derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under authoritative guidance for the percentage-of-completion method of accounting (the AICPA’s Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” / ASC 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three months ended October 2, 2009 and October 3, 2008, the Company recorded losses of approximately $3.7 million and

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
$0.2 million, respectively, related to loss contracts. During the six months ended October 2, 2009 and October 3, 2008, the Company recorded losses of approximately $5.1 million and $1.5 million, respectively, related to loss contracts.
     The Company also has contracts and purchase orders where revenue is recorded on delivery of products in accordance with authoritative guidance for revenue recognition (Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition” / ASC 605). In this situation, contracts and customer purchase orders are used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment, and assesses collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.
     When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value in accordance with authoritative guidance for accounting for multiple element revenue arrangements, (EITF 00-21, “Accounting for Multiple Element Revenue Arrangements” / ASC 605-25), and recognized when the applicable revenue recognition criteria for each element have been met. The amount of product and service revenue recognized is impacted by the Company’s judgments as to whether an arrangement includes multiple elements and, if so, whether sufficient objective and reliable evidence of fair value exists for those elements. Changes to the elements in an arrangement and the Company’s ability to establish evidence for those elements could affect the timing of the revenue recognition.
     In accordance with authoritative guidance for shipping and handling fees and costs (EITF 00-10, “Accounting for Shipping and Handling Fees and Costs” / ASC 605-45), the Company records shipping and handling costs billed to customers as a component of revenues, and shipping and handling costs incurred by the Company for inbound and outbound freight are recorded as a component of cost of revenues.
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
Note 3 — Fair Value Measurement
     Effective March 29, 2008, the Company adopted the authoritative guidance for financial assets and liabilities measured at fair value on a recurring basis (SFAS 157, “Fair Value Measurements” / ASC 820). The guidance does not require any new fair value measurements but rather eliminates inconsistencies in prior authoritative guidance. The guidance defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. As a basis for categorizing inputs, the guidance, establishes the following hierarchy which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions:
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
     Effective April 4, 2009, the Company adopted the authoritative guidance for its non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis without material impact on its consolidated financial statements and disclosures.
     The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of October 2, 2009 and April 3, 2009:

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair value at
	October 2, 2009	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents	$2,028	$2,028	$—	$—

Total assets measured at fair value on a recurring basis	$2,028	$2,028	$—	$—

	Fair value at
	April 3, 2009	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents	$2,029	$6	$2,023	$—

Total assets measured at fair value on a recurring basis	$2,029	$6	$2,023	$—

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
     Long-term debt — The Company’s long-term debt consisted of revolving line of credit and is reported at its borrowed outstanding amount with current accrued interest. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s long-term debt approximates its carrying amount due to its variable interest rate and the timing of the borrowing.
     Foreign currency forward exchange contracts — The Company had no foreign currency forward exchange contracts outstanding at October 2, 2009 and April 3, 2009.
Note 4 — Earnings Per Share Attributable to ViaSat, Inc. Common Stockholders
     Potential common stock of 1,430,479 and 1,394,686 shares for the three months ended October 2, 2009 and October 3, 2008, respectively, and 1,509,319 and 1,256,262 shares for the six months ended October 2, 2009 and October 3, 2008, respectively, were included in the calculation of diluted earnings per share attributable to ViaSat, Inc. common stockholders. Antidilutive shares excluded from the calculation were 1,154,426 and 1,652,275 shares for the three months ended October 2, 2009 and October 3, 2008, respectively, and 1,276,589 and 1,781,726 shares for the six months ended October 2, 2009 and October 3, 2008, respectively. Potential common stock includes: options granted of 1,189,275 and 1,225,504, and restricted stock units awarded of 165,424 and 157,512 for the three months ended October 2, 2009 and October 3, 2008, respectively, and options granted of 1,145,827 and 1,120,722, and restricted stock units awarded of 233,424 and 96,973 for the six months ended October 2, 2009 and October 3, 2008, respectively, under the Company’s equity compensation plan which are included in the earnings per share attributable to ViaSat, Inc. common stockholders calculations using the treasury stock method; 75,780 and 11,670 of common shares for the three months ended October 2, 2009 and October 3, 2008, respectively, and 130,068 and 38,567 of common shares for the six months ended October 2, 2009 and October 3, 2008, respectively, expected to be issued under the Company’s employee stock purchase plan, shares potentially issuable under the amended ViaSat 401(k) Profit Sharing Plan for the Company’s discretionary match which may be settled in common stock or cash at the Company’s election and shares related to other conditions denoted in the Company’s agreements with the predecessor stockholders of certain acquired companies.
Note 5 — Composition of Certain Balance Sheet Captions

	October 2, 2009	April 3, 2009
	(In thousands)
Accounts receivable, net:
Billed	$110,151	$76,999
Unbilled	96,735	87,469
Allowance for doubtful accounts	(70)	(362)

	$206,816	$164,106

Inventories:
Raw materials	$36,770	$33,607
Work in process	14,708	14,876
Finished goods	15,886	17,079

	$67,364	$65,562

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	October 2, 2009	April 3, 2009
	(In thousands)
Prepaid expenses and other current assets:
Prepaid expenses	$10,395	$13,521
Income tax receivable	7,976	2,460
Other	4,788	2,960

	$23,159	$18,941

Property, equipment and satellite, net:
Machinery and equipment (estimated useful life 2-5 years)	$60,298	$56,053
Computer equipment and software (estimated useful life 3 years)	44,615	43,591
Furniture and fixtures (estimated useful life 7 years)	10,104	9,918
Leasehold improvements (estimated useful life 2-11 years)	18,023	17,573
Land	3,124	3,124
Satellite under construction	154,871	110,588
Construction in progress	7,720	5,272

	298,755	246,119
Less accumulated depreciation and amortization	(84,228)	(75,894)

	$214,527	$170,225

Other acquired intangible assets, net:
Technology	$44,392	$44,392
Contracts and relationships	18,898	18,898
Non-compete agreement	9,076	9,076
Other intangibles	9,323	9,323

	81,689	81,689
Less accumulated amortization	(67,901)	(65,034)

	$13,788	$16,655

Other assets:
Capitalized software costs, net	$3,606	$672
Patents, orbital slots and other licenses, net	4,972	4,144
Deferred income taxes	13,729	13,771
Other	14,520	13,222

	$36,827	$31,809

Accrued liabilities:
Current portion of warranty reserve	$6,574	$6,853
Accrued vacation	11,134	10,935
Accrued employee compensation	10,128	16,768
Collections in excess of revenues	38,826	26,811
Other	14,464	10,670

	$81,126	$72,037

Other liabilities:
Accrued warranty	$4,413	$4,341
Unrecognized tax position liabilities	10,773	10,773
Deferred rent, long-term portion	6,176	6,191
Other	3,081	3,413

	$24,443	$24,718

Note 6 — Accounting for Goodwill and Intangible Assets
     The Company accounts for its goodwill under the authoritative guidance for goodwill and other intangible assets (SFAS 142, “Goodwill and Other Intangible Assets” / ASC 350). The guidance for goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. Reporting units within the Company’s government systems and commercial networks segments have goodwill assigned to them. The Company estimates the fair values of the reporting units using discounted cash flows. The cash flow forecasts are adjusted by an appropriate discount rate in order to determine the present value of the cash flows. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value, if any, represents the amount of goodwill impairment.
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of eight months to ten years. The technology intangible asset has several components with estimated useful lives of five to nine years, contracts and relationships intangible asset has several components with estimated useful lives of three to ten years, non-compete agreements have useful lives of three to five years and other amortizable assets have several components with estimated useful lives of eight months to ten years. Amortization expense was $1.4 million and $2.3 million for the three months ended October 2, 2009 and October 3, 2008, respectively, and $2.9 million and $4.7 million for the six months ended October 2, 2009 and October 3, 2008, respectively.
     Current and expected amortization expense for acquired intangibles for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended October 2, 2009	$2,867

Expected for the remainder of fiscal year 2010	$2,721
Expected for fiscal year 2011	4,826
Expected for fiscal year 2012	3,600
Expected for fiscal year 2013	1,047
Expected for fiscal year 2014	646
Thereafter	948

$13,788

Note 7 — Line of Credit
     On July 1, 2009, the Company amended and restated the Credit Facility in the form of the Fourth Amended and Restated Revolving Loan Agreement, which increased the Company’s revolving line of credit from $85.0 million to $170.0 million (including up to $25.0 million of letters of credit) and extended the maturity date of the facility until July 1, 2012. Borrowings under the Credit Facility bear interest, at the Company’s option, at either (a) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00% or the administrative agent’s prime rate as announced from time to time, or (b) at the Eurodollar rate plus, in the case of each of (a) and (b), an applicable margin that is based on the ratio of the Company’s debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At October 2, 2009, the effective interest rate on the Company’s outstanding borrowings under the Credit Facility was 4.59%. The Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries and collateralized by substantially all of the Company’s and the guarantors’ assets. At October 2, 2009, the Company had $80.0 million in principal amount of outstanding borrowings under the Credit Facility and $6.9 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility of $83.1 million.
     On September 30, 2009, the Company entered into the First Amendment to the Fourth Amended and Restated Revolving Loan Agreement (the Amendment) to permit the issuance of unsecured or secured senior indebtedness under an indenture up to an aggregate principal amount of $300.0 million, the issuance of second-lien secured indebtedness up to an aggregate principal amount of $350.0 million (less the principal amount of any unsecured or secured senior indebtedness issued under an indenture), to permit the consummation of the Company’s pending acquisition of WildBlue Holding, Inc. (WildBlue), to insert a new financial covenant regarding maximum senior secured leverage ratio and to amend financial covenants regarding maximum leverage ratio and minimum interest coverage ratio.
     On October 6, 2009, subsequent to the second quarter of fiscal 2010, the Company further amended the Credit Facility to increase the Company’s revolving line of credit from $170.0 million to $210.0 million. On October 22, 2009, in connection with the Company’s issuance of senior notes due 2016 (the Notes) and receipt of the net proceeds therefrom, the Company repaid all outstanding borrowings under the Credit Facility. See Note 14 for a discussion of the Company’s senior notes due 2016.
     On September 30, 2009, the Company entered into a second-lien loan agreement (the Bridge Loan Agreement) with WildBlue debt holders in connection with the potential acquisition of WildBlue, pursuant to which the WildBlue debt holders agreed to provide $350.0 million in second-lien bridge financing. In connection with the closing of the Notes offering and the Company’s receipt of the net proceeds therefrom, on October 22, 2009, the Company exercised its right to terminate the Bridge Loan Agreement and the intercreditor agreement relating thereto with immediate effect.
     Additionally under the Amendment, in the event that the Company entered into the Bridge Loan Agreement, the Credit Facility was deemed to have been amended to include certain modified and additional definitions, terms and covenants contained in an addendum to the Amendment (the Addendum Provisions). The Amendment further provided that, at such time as no loans under (or permitted refinancing of) the Bridge Loan Agreement remain outstanding and any commitment to lend thereunder has been terminated, the Addendum Provisions shall cease to be in effect. On October 22, 2009, the Company delivered a notice to the lenders under the Loan Agreement advising that the Bridge Loan Agreement was terminated, and that accordingly the Addendum Provisions became of no force and effect as of such date.
     The Credit Facility contains financial covenants regarding a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was in compliance with its financial loan covenants under the Credit Facility as of October 2, 2009.
Note 8 — Product Warranty
     The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the type of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the six months ended October 2, 2009 and October 3, 2008.

	For the six months ended
	October 2, 2009	October 3, 2008
	(In thousands)
Balance, beginning of period	$11,194	$11,679
Change in liability for warranties issued in period	3,092	4,828
Settlements made (in cash or in kind) during the period	(3,299)	(3,975)

Balance, end of period	$10,987	$12,532

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
Note 10 — Income Taxes
     The Company currently estimates its annual effective income tax rate to be approximately 25.1% for fiscal year 2010, as compared to the actual 15.0% effective tax rate for the fiscal year ended April 3, 2009. The higher effective tax rate for fiscal year 2010 reflects the December 31, 2009 expiration of the federal research and development tax credit and the inclusion of only nine months of benefit. In addition, the fiscal year ended April 3, 2009 included fifteen months of the credit as a result of the October 2008 retroactive reinstatement of the previously expired credit from January 1, 2008. The estimated effective tax rate is different from the expected statutory rate due primarily to research and development tax credits and the manufacturing deduction.
     For the three and six months ended October 2, 2009, the Company’s gross unrecognized tax benefits increased by $0.7 million and $1.3 million, respectively. In the next twelve months it is reasonably possible that the amount of unrecognized tax benefits will decrease by $3.5 million as a result of the expiration of the statute of limitations for previously filed tax returns.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 11 — Segment Information
     The Company’s reporting segments, comprised of the government systems, commercial networks and satellite services segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s government systems segment develops and produces network centric, IP-based secure government communications systems, products and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the commercial networks and satellite services segments. The Company’s commercial networks segment develops and produces a variety of advanced end-to-end satellite communication systems and ground networking equipment and products, and comprises the Company’s former satellite networks and antenna systems segments, except for the satellite services segment. The Company’s satellite services segment complements the commercial networks segment by providing managed network services for the satellite communication systems of the Company’s enterprise and mobile broadband customers, and includes the Company’s ViaSat-1 satellite-related activities. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

	Three months ended		Six months ended
	October 2, 2009	October 3, 2008	October 2, 2009	October 3, 2008
	(In thousands)
Revenues
Government Systems	$102,798	$97,302	$195,375	$185,947
Commercial Networks	54,370	59,208	117,700	122,156
Satellite Services	3,498	2,770	5,999	4,138
Elimination of intersegment revenues	—	—	—	—

Total revenues	$160,666	$159,280	$319,074	$312,241

Operating profits (losses)
Government Systems	14,259	13,286	26,402	25,383
Commercial Networks	2,450	(920)	3,785	557
Satellite Services	(3,335)	(767)	(4,042)	(2,825)
Elimination of intersegment operating profits	—	(13)	—	(13)

Segment operating profit before corporate and amortization	13,374	11,586	26,145	23,102
Corporate	17	57	22	38
Amortization of acquired intangibles	(1,362)	(2,340)	(2,867)	(4,680)

Income from operations	$12,029	$9,303	$23,300	$18,460

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Amortization of acquired intangibles by segment for the three and six months ended October 2, 2009 and October 3, 2008 was as follows:

	Three months ended		Six months ended
	October 2, 2009	October 3, 2008	October 2, 2009	October 3, 2008
	(In thousands)
Government Systems	$272	$272	$544	$544
Commercial Networks	1,090	2,068	2,323	4,136
Satellite Services	—	—	—	—

Total amortization of intangibles	$1,362	$2,340	$2,867	$4,680

     Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. Segment assets as of October 2, 2009 and April 3, 2009 were as follows:

	October 2, 2009	April 3, 2009
	(In thousands)
Segment assets
Government Systems	$163,800	$145,568
Commercial Networks	187,066	164,844
Satellite Services	2,358	1,278

Total segment assets	353,224	311,690
Corporate assets	385,294	311,252

Total assets	$738,518	$622,942

     Net acquired intangible assets and goodwill included in segment assets as of October 2, 2009 and April 3, 2009 were as follows:

	Net acquired intangible
	assets		Goodwill
	October 2, 2009	April 3, 2009	October 2, 2009	April 3, 2009
	(In thousands)
Government Systems	$2,248	$2,792	$22,161	$22,161
Commercial Networks	11,540	13,863	43,268	43,268
Satellite Services	—	—	—	—

Total	$13,788	$16,655	$65,429	$65,429

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Revenue information by geographic area for the three and six months ended October 2, 2009 and October 3, 2008 was as follows:

	Three months ended		Six months ended
	October 2, 2009	October 3, 2008	October 2, 2009	October 3, 2008
	(In thousands)
United States	$134,360	$134,070	$260,402	$262,494
Europe, Middle East and Africa	16,212	13,140	39,599	21,997
Asia, Pacific	6,034	5,604	12,436	15,502
North America other than United States	1,657	4,909	2,868	9,671
Latin America	2,403	1,557	3,769	2,577

	$160,666	$159,280	$319,074	$312,241

     The Company distinguishes revenues from external customers by geographic areas based on customer location.
     The net book value of long-lived assets located outside the United States was $1.3 million and $0.3 million at October 2, 2009 and April 3, 2009, respectively.
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
     Under the satellite construction contract with SS/L, the Company purchased a new high-capacity Ka-band spot-beam satellite (ViaSat-1) designed by the Company and currently under construction by SS/L for approximately $209.1 million, subject to purchase price adjustments based on satellite performance. In addition, the Company entered into a beam sharing agreement with Loral, whereby Loral is responsible for contributing 15% of the total costs (estimated at approximately $57.6 million) associated with the ViaSat-1 satellite project. The Company’s purchase of the ViaSat-1 satellite from SS/L was approved by the disinterested members of the Company’s Board of Directors, after a determination by the disinterested members of the Company’s Board that the terms and conditions of the purchase were fair to the Company and in the best interests of the Company and its stockholders.
     During the six months ended October 2, 2009 and October 3, 2008, under the satellite construction contract, the Company paid $35.9 million and $36.1 million, respectively, to SS/L and had $7.7 million and a $9.7 million payable related to SS/L as of October 2, 2009 and April 3, 2009, respectively. Accounts receivable due from SS/L under the beam sharing agreement with Loral were $2.6 million and $0.3 million as of October 2, 2009 and April 3, 2009, respectively. Accounts receivable due from Telesat Canada as of October 2, 2009 and April 3, 2009 were $2.2 million and $2.7 million, respectively.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 13 — Acquisition
     On September 30, 2009, the Company entered into an Agreement and Plan of Merger with WildBlue, pursuant to which the Company has agreed to acquire WildBlue and its subsidiaries in exchange for total consideration of $568.0 million (subject to certain adjustments). WildBlue is a provider of broadband internet service, delivering two-way broadband internet access via satellite in the contiguous United States. At the closing of the acquisition, the Company expects to pay $443.0 million of the merger consideration in cash and $125.0 million in newly issued shares of the Company’s common stock. Consummation of the acquisition is subject to regulatory approval by the Federal Communications Commission, clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the HSR Act), absence of any material adverse change in the Company’s or WildBlue’s business or financial condition, and other customary closing conditions and is expected to close in the third or fourth quarter of fiscal year 2010. On October 28, 2009, the Federal Trade Commission granted early termination of the waiting period under the HSR Act.
     The number of shares of the Company’s common stock to be issued at the closing will be determined based on the volume weighted average closing price of the Company’s common stock over a 10-day measurement period ending three trading days before closing, subject to a collar mechanism to account for changes in the trading price between signing and closing. Based on the midpoint of the collar, and assuming payment of $125.0 million in shares of the Company’s common stock in connection with the acquisition and no closing adjustments, the Company would issue approximately 4.9 million shares of the Company’s common stock at the closing (which would have comprised approximately 15.4% of the Company’s outstanding common stock had the acquisition been consummated on September 30, 2009). In no event will the Company be required to issue more than approximately 5.7 million shares of the Company’s common stock. The Company has the right to substitute additional cash for some or all of the shares of the Company’s common stock under certain circumstances.
     The Company intends to finance the cash portion of the purchase price from a combination of WildBlue’s and the Company’s available cash on hand, the net proceeds from the issuance of the Company’s senior notes due 2016 and borrowings under the Credit Facility and/or additional third party debt financing. See Note 14 for a discussion of the Company’s senior notes due 2016.
Note 14 — Subsequent Events
     On October 22, 2009, the Company issued $275.0 million in senior notes due 2016 (the Notes) in a private placement to institutional buyers. The Notes bear interest at the rate of 8.875% per year, payable semi-annually in cash in arrears commencing in March 2010 and were issued with an original issue discount of 1.24% or, $3.4 million. The Notes will be recorded as long-term debt, net of original issue discount, in the Company’s consolidated financial statements. The original issue discount and deferred financing cost associated with the issuance of the Notes will be amortized to interest expense over the term of the Notes.
     The Notes are guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Credit Facility. The Notes and the guarantees are the Company’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of their existing and future unsecured unsubordinated debt. The Notes and the guarantees are effectively junior in right of payment to their existing and future secured debt, including under the Credit Facility (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that are not guarantors of the Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.
     The indenture governing the Notes limits, among other things, the Company’s and its restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; reduce the Company’s satellite insurance; and consolidate or merge with, or sell substantially all of their assets to, another person.
     Prior to September 15, 2012, the Company may redeem up to 35% of the Notes at a redemption price of 108.875% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to September 15, 2012, the Company may also redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of: (i) 1.0% of the principal amount of such Notes and (ii) the excess, if any, of (a) the present value at such date of redemption of (1) the redemption price of such Notes on September 15, 2012 plus (2) all required interest payments due on such Notes through September 15, 2012 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the then-outstanding principal amount of such Notes. The Notes may be redeemed, in whole or

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
in part, at any time during the twelve months beginning on September 15, 2012 at a redemption price of 106.656%, during the twelve months beginning on September 15, 2013 at a redemption price of 104.438%, during the twelve months beginning on September 15, 2014 at a redemption price of 102.219%, and at any time on or after September 12, 2015 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.
     In the event a change of control occurs, as defined under the indenture and prior to the Company exercising its right to redeem all of the Notes, each holder will have the right to require the Company to repurchase all or any part (equal to $2,000 or larger integral multiples of $1,000) of such holder’s Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).
     In connection with the private placement of the Notes, the Company and the guarantors entered into a registration rights agreement with the initial purchasers in which the Company agreed to file a registration statement with the SEC to permit the holders to exchange or resell the Notes. The Company must use commercially reasonable efforts to consummate an exchange offer within 365 days after the issuance of the Notes or, under certain circumstances, to prepare and file a shelf registration statement to cover the resale of the Notes. If the Company and the guarantors do not comply with certain of their obligations under the registration rights agreement, the registration rights agreement provides that additional interest will accrue on the principal amount of the Notes at a rate of 0.25% per annum during the 90-day period immediately following such default and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.00% per annum.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future growth and revenues from our products; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; our pending acquisition of WildBlue Holding, Inc. (WildBlue); and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified under the heading “Risk Factors” in Item 1A, elsewhere in this report and our other filings with the Securities and Exchange Commission (SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
Overview
     We are a leading provider of advanced satellite and wireless communications and secure networking systems, products and services. We have leveraged our success developing complex satellite communication systems and equipment for the U.S. government and select commercial customers to develop end-to-end satellite network solutions for a wide array of applications and customers. Our product and systems offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that our portfolio of products, combined with our ability to effectively cross-deploy technologies between government and commercial segments and across different geographic markets, provides us a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies. Our customers, including the U.S. government, leading aerospace and defense prime contractors, network integrators and communications service providers, rely on our solutions to meet their complex communications and networking requirements.
We conduct our business through three segments: government systems, commercial networks and satellite services.
Government Systems
     Our government systems segment develops and produces network-centric internet protocol (IP)-based secure government communications systems, products and solutions, which are designed to enable the collection and dissemination of secure real-time digital information between command centers, communications nodes and air defense systems. Customers of our government systems segment include tactical armed forces, public safety first-responders and remote government employees.
     The primary products and services of our government systems segment include:
•	Tactical data links, including Multifunctional Information Distribution System (MIDS) terminals for military fighter jets, and their successor, MIDS Joint Tactical Radio System (MIDS JTRS) terminals (which we expect will be available in 2010), “disposable” weapon data links, portable small tactical terminals and digital video data links for intelligence, surveillance and reconnaissance from Unmanned Aerial Vehicles (UAVs) and ground systems,

•	Information security and assurance products that enable military and government users to communicate information securely over networks, and that secure data stored on computers and storage devices, and

•	Government satellite communication systems and products, including an array of portable and fixed broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands.

Commercial Networks
     Our commercial networks segment develops and produces a variety of advanced end-to-end satellite communication systems and ground networking equipment and products that address five key market segments: enterprise, consumer, in-flight, maritime and ground mobile applications. These communication systems, networking equipment and products are generally developed through a combination of customer and discretionary internal research and development funding.
     Our satellite communication systems and ground networking equipment and products cater to a wide range of domestic and international commercial customers and include:
•	Mobile broadband satellite communication systems and related products, designed for use in aircraft, seagoing vessels and high-speed trains,

•	Consumer broadband products and solutions, including next-generation satellite network infrastructure and ground terminals,

•	Satellite networking systems design and technology development, including design and technology services covering all aspects of satellite communication system architecture and technology,

•	Enterprise Very Small Aperture Terminal (VSAT) networks and products, designed to provide enterprises with broadband access to the internet or private networks, and

•	Antenna systems for terrestrial and satellite applications, specializing in small, low-profile, multi-band antennas for mobile satellite communications.
Satellite Services
     Our satellite services segment complements our commercial networks segment by providing managed network services for the satellite communication systems of our enterprise and mobile broadband customers.
     The primary services offered by our satellite services segment comprise:
•	Mobile broadband services, comprising network management services for customers who use our Arclight-based mobile satellite systems, and

•	Managed broadband services, comprising a full-service managed broadband service for everyday enterprise networking or backup protection for primary networks.
     In order to expand our satellite services offerings, in 2008 we commenced construction of a high-capacity Ka-band spot-beam satellite, ViaSat-1, which is planned for launch in early 2011. Commencing in 2011, we expect this segment to also include wholesale broadband services utilizing ViaSat-1.
     Following the consummation of our pending acquisition of WildBlue, the assets and results of operations of WildBlue will be included in our satellite services segment.
Sources of Revenues
     To date, our ability to grow and maintain our revenues has depended on our ability to identify and target markets where the customer places a high priority on the technology solution, and our ability to obtain additional sizable contract awards. Due to the nature of this process, it is difficult to predict the probability and timing of obtaining awards in these markets.
     Our products are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts, which require us to provide products and services under a contract at a specified price, comprised approximately 89% and 85% of our revenues for the three months ended October 2, 2009 and October 3, 2008, respectively, and 89% and 86% of our revenues for the six months ended October 2, 2009 and October 3, 2008, respectively. The remainder of our revenue for such periods was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).
     Historically, a significant portion of our revenues has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately $27.8 million or 17% and $35.5 million or 22% of our total revenues in the three months ended October 2, 2009 and October 3, 2008, respectively. Revenues for our funded research and development from our customer contracts were approximately $58.0 million or 18% and 64.4 million or 21% of our total revenues in the six months ended October 2, 2009 and October 3, 2008, respectively.
     We also incur independent research and development expenses, which are not directly funded by a third party. Independent research and development expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development programs. Independent research and development expenses were approximately 4% of revenues during the three months ended October 2, 2009 and October 3, 2008, and 4% and 5% of revenues during the six months ended October 2, 2009 and October 3, 2008, respectively. As a government contractor, we are able to recover a portion of our independent research and development expenses pursuant to our government contracts.
Critical Accounting Policies and Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We consider the policies discussed below to be critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We describe the specific risks for these critical accounting policies in the following paragraphs. For all of these policies, we caution that future events rarely develop exactly as forecast, and even the best estimates routinely require adjustment.
     Revenue recognition
     A substantial portion of our revenues is derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to these contracts are accounted for under authoritative guidance for the percentage-of-completion method of accounting (the American Institute of Certified Public Accountants’ (AICPA) Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” / ASC 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract or as products are shipped under the units-of-delivery method.
     The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended October 2, 2009 and October 3, 2008, we recorded losses of approximately $3.7 million and $0.2 million, respectively, related to loss contracts. During the six months ended October 2, 2009 and October 3, 2008, we recorded losses of approximately $5.1 million and $1.5 million, respectively, related to loss contracts.

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
     We believe we have established appropriate systems and processes to enable us to reasonably estimate future cost on our programs through regular quarterly evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we would disclose the related impact in Management’s discussion and analysis of financial condition and results of operations. However, these estimates require significant management judgment and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of October 2, 2009 would change our income before income taxes by approximately $0.4 million.
     We also have contracts and purchase orders where revenue is recorded on delivery of products in accordance with the authoritative guidance for revenue recognition (Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition” / ASC 605). In this situation, contracts and customer purchase orders are used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment, and assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.
     When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value in accordance with the authoritative guidance for accounting for multiple element revenue arrangements (Emerging Issues Task Force 00-21 (EITF 00-21), “Accounting for Multiple Element Revenue Arrangements” / ASC 605-25), and recognized when the applicable revenue recognition criteria for each element have been met. The amount of product and service revenue recognized is impacted by our judgments as to whether an arrangement includes multiple elements and, if so, whether sufficient objective and reliable evidence of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish evidence for those elements could affect the timing of revenue recognition.
     Accounting for stock-based compensation
     We grant options to purchase our common stock and award restricted stock units to our employees and directors under our equity compensation plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our employee stock purchase plan. The benefits provided under these plans are stock-based payments subject to the provisions of the authoritative guidance for share-based payments (revised Statement of Financial Accounting Standards (SFAS) No. 123 (SFAS 123R), “Share-Based Payment” / ASC 718). Stock-based compensation expense recognized under the authoritative guidance for share-based payments for the three months ended October 2, 2009 and October 3, 2008 was $2.5 million and $2.9 million, respectively. Stock-based compensation expense recognized under the authoritative guidance for share-based payments for the six months ended October 2, 2009 and October 3, 2008 was $5.1 million and $5.0 million, respectively.
     Allowance for doubtful accounts
     We make estimates of the collectability of our accounts receivable based on historical bad debts, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debt allowances have been minimal; a contributing factor to this is that a significant portion of our sales has been to the U.S. government. Our accounts receivable balance was $206.8 million, net of allowance for doubtful accounts of $0.1 million, as of October 2, 2009, and $164.1 million, net of allowance for doubtful accounts of $0.4 million, as of April 3, 2009.
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
     Goodwill and other intangible assets
     We account for our goodwill under authoritative guidance for goodwill and other intangible assets (SFAS 142, “Goodwill and Other Intangible Assets” / ASC 350). The guidance (SFAS 142 / ASC 350) for goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. Reporting units within our government systems and commercial networks segments have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value, if any, represents the amount of goodwill impairment. We test goodwill for impairment during the fourth quarter every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.
     We estimate the fair values of the related operations using discounted cash flows and other indicators of fair value. We base the forecast of future cash flows on our best estimate of the future revenues and operating costs, which we derive primarily from existing firm orders, expected future orders, contracts with suppliers, labor agreements and general market conditions. Changes in these forecasts could cause a particular reporting unit to either pass or fail the first step in the guidance (SFAS 142 / ASC 350) related to goodwill impairment model, which could significantly influence whether a goodwill impairment needs to be recorded. We adjust the cash flow forecasts by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation. In applying the first step, which is identification of any impairment of goodwill, no impairment of goodwill has resulted.
     Property, equipment and satellite
     Equipment, computers and software, furniture and fixtures, and our ViaSat-1 satellite under construction are recorded at cost, net of accumulated depreciation. Costs are capitalized as incurred and for our satellite include construction, launch and insurance. Satellite construction costs, including launch services and insurance, are generally procured under long-term contracts that provide for payments by us over the contract periods. In addition, interest expense is capitalized on the carring value of the satellite during the construction period. Satellite construction and launch services costs are capitalized to reflect progress toward completion, which typically coincides with contract milestone payment schedules. Insurance premiums related to satellite launches and subsequent in-orbit testing are capitalized and amortized over the estimated useful lives of the satellite. Performance incentives payable in future periods are dependent on the continued satisfactory performance of the satellite in service.
     Impairment of long-lived assets (property, equipment and satellite, and other intangible assets)
     In accordance with the authoritative guidance for impairment or disposal of long-lived assets (SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” / ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellite and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. We have not identified any such impairment.
     Income taxes
     Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with the authoritative guidance for income taxes (SFAS 109, “Accounting for Income Taxes” / ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
     Accruals for uncertain tax positions are provided for in accordance with the authoritative guidance for accounting for uncertainty in income taxes (Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” / ASC 740). Under the guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance addresses the derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.
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
     Valuation allowance on deferred tax assets
     Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with SFAS 109 / ASC 740, net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We maintained a valuation allowance of $2.1 million against deferred tax assets at October 2, 2009 and April 3, 2009 relating to state net operating loss carryforwards and research credit carryforwards available to reduce state income taxes.
Results of Operations
     The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Three months ended		Six months ended
	October 2, 2009	October 3, 2008	October 2, 2009	October 3, 2008
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	69.5	72.5	70.0	71.6
Selling, general and administrative	18.0	16.0	17.5	15.7
Independent research and development	4.2	4.2	4.3	5.3
Amortization of intangible assets	0.8	1.5	0.9	1.5

Income from operations	7.5	5.8	7.3	5.9
Income before income taxes	7.4	6.1	7.2	6.3
Net income	5.7	5.8	5.4	5.0
Net income attributable to ViaSat, Inc.	5.7	5.8	5.5	5.0

Three Months Ended October 2, 2009 vs. Three Months Ended October 3, 2008
     Revenues

	Three months ended		Dollar	Percentage
	October 2,	October 3,	increase	increase
(In millions, except percentages)	2009	2008	(decrease)	(decrease)
Revenues	$160.7	$159.3	$1.4	0.9%
     Revenues increased slightly from $159.3 million to $160.7 million during the second quarter of fiscal year 2010 when compared to the same period last year. Increased revenues were experienced in our government systems segment, which increased by $5.5 million, and our satellite services segments, which increased by $0.7 million. These increases in our government systems segment and satellite services segment revenues were offset by a decrease in our commercial networks segment revenues of $4.8 million. Revenue increases in our government systems segment were primarily derived from higher sales of $10.2 million in next-generation military satellite communication systems and $1.9 million in video datalink systems, offset by a decrease in sales of $5.3 million in information assurance products and development programs and $1.9 million in next-generation tactical data link development. Our satellite services segment revenue increase of approximately $0.7 million was primarily derived from increased customer usage of both our mobile broadband and managed broadband services. Our commercial networks segment revenue decrease was mainly due to a $4.2 million reduction in sales from our consumer broadband products and a $3.9 million reduction in sales from our mobile satellite communications systems products, offset by higher sales of $2.5 million from our antenna systems products and higher sales of $0.8 million from our enterprise VSAT products.
     Cost of revenues

	Three months ended		Dollar	Percentage
	October 2,	October 3,	increase	increase
(In millions, except percentages)	2009	2008	(decrease)	(decrease)
Cost of revenues	$111.7	$115.6	$(3.9)	(3.4)%
Percentage of revenues	69.5%	72.5%
     Our quarterly cost of revenues decreased from $115.6 million to $111.7 million during the second quarter of fiscal year 2010 when compared to the second quarter of fiscal year 2009. We experienced a decrease in cost of revenues as a percentage of revenues from 72.5% to 69.5%. This improvement was primarily due to product cost reductions of approximately $2.2 million in our government systems segment mainly relating to information assurance products and development programs through a reduction of contractor costs, and product cost reductions of approximately $2.6 million in our commercial networks segment mainly derived from our enterprise VSAT product group. Cost of revenues for the three months ended October 2, 2009 and October 3, 2008 included approximately $0.6 million and $0.7 million, respectively, in stock-based compensation expense. Cost of revenues may fluctuate in future periods depending on the mix of products sold and services provided, competition, new product introduction costs and other factors.
     Selling, general and administrative expenses

	Three months ended		Dollar	Percentage
	October 2,	October 3,	increase	increase
(In millions, except percentages)	2009	2008	(decrease)	(decrease)
Selling, general and administrative	$28.9	$25.4	$3.5	13.8%
Percentage of revenues	18.0%	16.0%
     The increase in selling, general and administrative (SG&A) expenses of $3.5 million in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009 was primarily attributable to $2.5 million in transaction-related expenses incurred in connection with the pending WildBlue acquisition and increased support costs related to business growth of approximately $1.0 million. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, legal, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government, commercial and satellite service sales opportunities, among other factors.

     Independent research and development

	Three months ended		Dollar	Percentage
	October 2,	October 3,	increase	increase
(In millions, except percentages)	2009	2008	(decrease)	(decrease)
Independent research and development	$6.7	$6.7	$—	0.5%
Percentage of revenues	4.2%	4.2%
     Independent, research and development (IR&D) expense remained flat quarter-over-quarter. Our commercial networks segment IR&D expense increased by approximately $0.1 million, offset by a decrease in our government systems segment IR&D expense of approximately $0.1 million.
     Amortization of acquired intangible assets. We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from eight months to ten years. We expect our amortization of acquired intangible assets to decrease each year as the acquired intangible assets with shorter lives become fully amortized. Current and expected amortization expense for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended October 2, 2009	$2,867

Expected for the remainder of fiscal year 2010	$2,721
Expected for fiscal year 2011	4,826
Expected for fiscal year 2012	3,600
Expected for fiscal year 2013	1,047
Expected for fiscal year 2014	646
Thereafter	948

$13,788

     Interest income. Interest income decreased to $0.1 million for the three months ended October 2, 2009, from $0.6 million for the three months ended October 3, 2008, due primarily to lower interest rates on our investments and lower average invested cash balances during the second quarter of fiscal year 2010.
     Interest expense. Interest expense increased slightly from $0.1 million for the three months ended October 3, 2008 to $0.2 million for the three months ended October 2, 2009. We capitalized $1.2 million of interest expense associated with the construction of our ViaSat-1 satellite during the three months ended October 2, 2009 compared to no amounts capitalized during the corresponding period of the prior fiscal year. The amount of such capitalized interest will depend on the carrying value of the ViaSat-1 satellite and the duration of the construction phase of the project. We expect to incur significantly more interest expense as a result of the issuance on October 22, 2009 of our 8.875% senior notes and will continue to capitalize additional interest related to our ViaSat-1 satellite construction project.
     Provision for Income Taxes. Our effective tax rate for the three months ended October 2, 2009 was approximately 23.6%, which is similar to the 25.1% estimated annual effective tax rate for fiscal year 2010. In contrast, the effective tax rate for the three months ended October 3, 2008 was 5.2%, which reflected the retroactive reinstatement of the federal research and development tax credit during the fiscal quarter. Our estimated annual effective tax rate of approximately 25.1% for fiscal year 2010 reflects the current expiration of the federal research and development tax credit at December 31, 2009. If the federal research and development tax credit is reinstated after December 31, 2009, we may have a lower annual effective tax rate and the amount of the tax rate reduction will depend on the effective date of any such reinstatement, the terms of the reinstatement as well as the amount of eligible research and development expenses in the reinstated period.
Segment Results for the Three Months Ended October 2, 2009 vs. Three Months Ended October 3, 2008
     Government systems segment
     Revenues

	Three months ended		Dollar	Percentage
	October 2,	October 3,	increase	increase
(In millions, except percentages)	2009	2008	(decrease)	(decrease)
Revenues	$102.8	$97.3	$5.5	5.6%
     The revenue increase in our government systems segment of approximately $5.5 million was primarily derived from higher sales of $10.2 million in next-generation military satellite communication systems and $1.9 million in video datalink systems, offset by a decrease in sales of $5.3 million in information assurance products and development programs and $1.9 million in next-generation tactical data link development.
Segment operating profit

	Three months ended		Dollar	Percentage
	October 2,	October 3,	increase	increase
(In millions, except percentages)	2009	2008	(decrease)	(decrease)
Operating profit	$14.3	$13.3	$1.0	7.3%
Percentage of segment revenue	13.9%	13.7%
     The increase in our government systems segment operating profit of $1.0 million during the second quarter of fiscal year 2010 when compared to the second quarter of fiscal year 2009 was primarily due to increased revenues and related product contributions of $4.0 million, offset by $3.1 million in higher selling, support and new business proposal costs
      Commercial networks segment
Revenues

	Three months ended		Dollar	Percentage
	October 2,	October 3,	increase	increase
(In millions, except percentages)	2009	2008	(decrease)	(decrease)
Revenues	$54.4	$59.2	$(4.8)	(8.2)%
     Our commercial networks segment revenue decrease was attributable to a reduction in sales of $4.2 million from our consumer broadband products and a $3.9 million reduction in sales from our mobile satellite communication systems products, offset by higher sales of $2.5 million from our antenna systems products and higher sales of $0.8 million from our enterprise VSAT products.
      Segment operating profit (loss)

	Three months ended		Dollar	Percentage
	October 2,	October 3,	increase	increase
(In millions, except percentages)	2009	2008	(decrease)	(decrease)
Operating profit (loss)	$2.5	$(0.9)	$3.4	366.3%
Percentage of segment revenues	4.5%	(1.6)%
     Our commercial networks segment changed to an operating profit from an operating loss in the second quarter of fiscal year 2010 when compared to the same period last fiscal year. This segment improvement was primarily due to lower selling, support and new business proposal costs of approximately $2.1 million and additional product contributions of $1.4 million derived from sales of higher margin products and the effects of certain antenna systems contract close-outs.
      Satellite services segment
     Revenues

	Three months ended		Dollar	Percentage
	October 2,	October 3,	increase	increase
(In millions, except percentages)	2009	2008	(decrease)	(decrease)
Revenues	$3.5	$2.8	$0.7	26.3%
     Our satellite services segment revenue increase of approximately $0.7 million was primarily derived from increased customer usage of both our mobile broadband and managed broadband services.
     Segment operating loss

	Three months ended		Dollar	Percentage
	October 2,	October 3,	(increase)	(increase)
(In millions, except percentages)	2009	2008	decrease	decrease
Operating loss	$(3.3)	$(0.8)	$(2.6)	(334.8)%
Percentage of segment revenues	(95.3)%	(27.7)%

     The increase in satellite services segment operating loss of $2.6 million during the second quarter of fiscal year 2010 when compared to the second quarter of fiscal year 2009 was primarily due to approximately $2.5 million in transaction-related expenses incurred in connection with the pending WildBlue acquisition.
Six Months Ended October 2, 2009 vs. Six Months Ended October 3, 2008
      Revenues

	Six months ended		Dollar	Percentage
	October 2,	October 3,	increase	increase
(In millions, except percentages)	2009	2008	(decrease)	(decrease)
Revenues	$319.1	$312.2	$6.8	2.2%
     Revenues increased from $312.2 million to $319.1 million during the first six months of fiscal year 2010 when compared to the same period last year. Increased revenues were experienced in our government systems segment, which increased by $9.4 million, and our satellite services segments, which increased by $1.9 million, offset by a decrease in our commercial networks segment of $4.5 million. Revenue increases in our government systems segment were primarily derived from higher sales of $12.7 million in next-generation military satellite communication and $1.7 million from our majority-owned subsidiary, TrellisWare Technologies, Inc. (TrellisWare), offset by a decrease in sales of $5.1 million in information assurance products and development programs. Our satellite services segment revenue increase of approximately $1.9 million was primarily derived from increased customer usage of our mobile broadband services. Our commercial networks segment revenue decrease was mainly due to a reduction in sales of $8.4 million from our consumer broadband products, offset by higher sales of $4.5 million from our enterprise VSAT products.
      Cost of revenues

	Six months ended		Dollar	Percentage
	October 2,	October 3,	increase	increase
(In millions, except percentages)	2009	2008	(decrease)	(decrease)
Cost of revenues	$223.4	$223.6	$(0.2)	(0.1)%
Percentage of revenues	70.0%	71.6%
     Our cost of revenues decreased slightly from $223.6 million to $223.4 million during the first six months of fiscal year 2010 when compared to the same period of fiscal year 2009. We experienced a decrease in cost of revenues as a percent of revenues from 71.6% to 70.0%. This improvement was primarily due to product cost reductions in our government systems segment mainly from information assurance products and development programs. Cost of revenues for the six months ended October 2, 2009 and October 3, 2008 included approximately $1.2 million in stock-based compensation expense. Cost of revenues may fluctuate in future periods depending on the mix of products sold and services provided, competition, new product introduction costs and other factors.
     Selling, general and administrative expenses

	Six months ended		Dollar	Percentage
	October 2,	October 3,	increase	increase
(In millions, except percentages)	2009	2008	(decrease)	(decrease)
Selling, general and administrative	$55.8	$49.0	$6.8	13.9%
Percentage of revenues	17.5%	15.7%
     The increase in SG&A expenses of $6.8 million during the first six months of fiscal year 2010 compared to the same period of fiscal year 2009 was primarily attributable to $2.5 million in transaction-related expenses incurred in connection with the pending WildBlue acquisition, increased support costs related to business growth of approximately $2.0 million, and new business proposal costs for new contract awards of approximately $3.0 million mainly in our government systems segment, offset by lower selling costs of approximately $0.7 million mainly in our commercial networks segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, legal, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government, commercial and satellite service sales opportunities, among other factors.

      Independent research and development

	Six months ended		Dollar	Percentage
	October 2,	October 3,	increase	increase
(In millions, except percentages)	2009	2008	(decrease)	(decrease)
Independent research and development	$13.7	$16.5	$(2.8)	(17.0)%
Percentage of revenues	4.3%	5.3%
     The decrease in IR&D expenses of approximately $2.8 million reflects a year-over-year decrease of $1.4 million in the commercial networks segment and $1.4 million in the government systems segment for the first six months of fiscal year 2010 when compared to the same period in fiscal year 2009. These year-over-year decreases in IR&D expenses were principally due to a shift of some of our efforts from internal development projects to customer-funded development.
     Amortization of acquired intangible assets. We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from eight months to ten years. Amortization of acquired intangible assets will decrease each year as the intangible assets with shorter lives become fully amortized. Current and expected amortization expense for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended October 2, 2009	$2,867

Expected for the remainder of fiscal year 2010	$2,721
Expected for fiscal year 2011	4,826
Expected for fiscal year 2012	3,600
Expected for fiscal year 2013	1,047
Expected for fiscal year 2014	646
Thereafter	948

$13,788

     Interest income. Interest income decreased to $0.2 million for the six months ended October 2, 2009, from $1.3 million for the six months ended October 3, 2008, primarily due to lower interest rates on our investments and lower average invested cash balances.
     Interest expense. Interest expense increased slightly from $0.2 million for the six months ended October 3, 2008 to $0.4 million for the six months ended October 2, 2009. We capitalized $1.2 million of interest expense associated with the construction of our ViaSat-1 satellite during the six months ended October 2, 2009 compared to no amounts capitalized during the corresponding period of the prior fiscal year. The amount of such capitalized interest will depend on the carrying value of the ViaSat-1 satellite and the duration of the construction phase of the project. We expect to incur significantly more interest expense as a result of the issuance on October 22, 2009 of our 8.875% senior notes and will continue to capitalize additional interest related to our ViaSat-1 satellite construction project.
     Provision for Income Taxes. Our effective tax rate for the six months ended October 2, 2009 was approximately 24.7%, which is approximately equal to the 25.1% estimated annual effective tax rate for fiscal year 2010. This compares to an effective tax rate of 20.0% for the six months ended October 3, 2008, which reflected the retroactive reinstatement of the federal research and development tax credit during such fiscal period. Our estimated annual effective tax rate of approximately 25.1% for fiscal year 2010 reflects the current expiration of the federal research and development tax credit at December 31, 2009. If the federal research and development tax credit is reinstated after December 31, 2009, we may have a lower annual effective tax rate and the amount of the tax rate reduction will depend on the effective date of any such reinstatement, the terms of the reinstatement as well as the amount of eligible research and development expenses in the reinstated period.

Segment Results for the Six Months Ended October 2, 2009 vs. Six Months Ended October 3, 2008
      Government systems segment
     Revenues

	Six months ended		Dollar	Percentage
	October 2,	October 3,	increase	increase
(In millions, except percentages)	2009	2008	(decrease)	(decrease)
Revenues	$195.4	$185.9	$9.4	5.1%
     The revenue increase in our government systems segment was primarily derived from higher sales of $12.7 million in next-generation military satellite communication and $1.7 million from our majority-owned subsidiary, TrellisWare, offset by a decrease in sales of $5.1 million in information assurance products and development programs.
Segment operating profit

	Six months ended		Dollar	Percentage
	October 2,	October 3,	increase	increase
(In millions, except percentages)	2009	2008	(decrease)	(decrease)
Operating profit	$26.4	$25.4	$1.0	4.0%
Percentage of segment revenue	13.5%	13.7%
     Government systems segment operating profits increased for the first six months of fiscal year 2010 when compared to the first six months of fiscal year 2009. Increased revenues and related product contributions of approximately $6.3 million and lower IR&D costs of approximately $1.4 million were offset by higher new business proposal costs of approximately $4.1 million and higher selling and support costs of approximately $2.6 million.
      Commercial networks segment
     Revenues

	Six months ended		Dollar	Percentage
	October 2,	October 3,	increase	increase
(In millions, except percentages)	2009	2008	(decrease)	(decrease)
Revenues	$117.7	$122.2	$(4.5)	(3.6)%
     Our commercial networks segment revenue decrease was mainly due to a reduction in sales of $8.4 million from our consumer broadband products, offset by higher sales of $4.5 million from our enterprise VSAT products.
      Segment operating profit

	Six months ended		Dollar	Percentage
	October 2,	October 3,	increase	increase
(In millions, except percentages)	2009	2008	(decrease)	(decrease)
Operating profit	$3.8	$0.6	$3.2	579.5%
Percentage of segment revenues	3.2%	0.5%
     Our commercial networks segment operating profit increased in the first six months of fiscal year 2010 when compared to the same period last fiscal year primarily due to a decrease in selling, support and new business proposal costs of $1.9 million, lower IR&D costs of $1.4 million and improved margins in certain antenna systems programs and related contract close-outs.
Satellite services segment
Revenues

	Six months ended		Dollar	Percentage
	October 2,	October 3,	increase	increase
(In millions, except percentages)	2009	2008	(decrease)	(decrease)
Revenues	$6.0	$4.1	$1.9	45.0%
     Our satellite services segment revenue increase of approximately $1.9 million was primarily derived from increased customer usage of our mobile broadband services.

      Segment operating loss

	Six months ended		Dollar	Percentage
	October 2,	October 3,	(increase)	(increase)
(In millions, except percentages)	2009	2008	decrease	decrease
Operating loss	$(4.0)	$(2.8)	$(1.2)	(43.1)%
Percentage of segment revenues	(67.4)%	(68.3)%
     The increase in satellite services segment operating loss of $1.2 million in the first six months of fiscal year 2010 when compared to the same period last fiscal year was primarily due to approximately $2.5 million in transaction-related expenses incurred in connection with the pending WildBlue acquisition, offset by increased revenues and related product contributions of $0.8 million mainly derived from the international expansion of our mobile broadband service and a reduction in legal and support costs related to our ViaSat-1 satellite of $0.4 million.
Backlog
     As reflected in the table below, both funded and firm backlog increased during the first six months of fiscal year 2009, primarily due to some expected large contract awards that we began pursuing in fiscal year 2009 and for which negotiations were completed in fiscal year 2010.

	October 2, 2009	April 3, 2009
	(In millions)
Firm backlog
Government Systems segment	$226.3	$225.6
Commercial Networks segment	253.7	238.7
Satellite Services segment	21.9	10.3

Total	$501.9	$474.6

Funded backlog
Government Systems segment	$219.7	$209.1
Commercial Networks segment	253.7	187.1
Satellite Services segment	21.8	10.3

Total	$495.2	$406.5

Contract options	$28.8	$25.6

     The firm backlog does not include contract options. Of the $501.9 million in firm backlog, approximately $215.1 million is expected to be delivered during the remaining six months of fiscal year 2010, and the balance is expected to be delivered in fiscal year 2011 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.
     Our total new awards were $225.7 million and $346.3 million for the three and six months ended October 2, 2009, respectively, compared to $255.5 million and $461.4 million for the three and six months ended October 3, 2008, respectively.
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
     Overview
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
     Cash provided by operating activities for the first six months of fiscal year 2010 was $0.9 million as compared to $18.4 million for the first six months of fiscal year 2009. The $17.5 million decrease in cash provided by operating activities for the first six months of fiscal year 2010 as compared to the first six months of fiscal year 2009 was primarily attributed to a year-over-year net increase in cash used for net operating assets of $18.6 million, offset by higher year-over-year net income of $1.7 million. The net operating asset growth was predominantly due to growth in our combined billed and unbilled accounts receivable, net, which increased $42.7 million from the prior fiscal year-end. Receivables growth in the first six months of fiscal year 2010 was largely due to the timing of certain contract billing milestones on programs in both our commercial networks segment and government systems segment.
     Cash used in investing activities in the first six months of fiscal year 2010 was $61.7 million as compared to $52.9 million for the first six months of fiscal year 2009. The increase in cash used in investing activities was primarily related to construction payments for ViaSat-1 of approximately $44.9 million and other additional capital expenditures for equipment of approximately $10.9 million for the first six months of fiscal year 2010 compared to approximately $36.5 million and $14.1 million, respectively, for the same period of fiscal year 2009.
     Cash provided by financing activities for the first six months of fiscal year 2010 was $80.8 million as compared to cash provided by financing activities for the first six months of fiscal year 2009 of $0.6 million. The approximate $80.1 million increase in cash inflows for the first six months of fiscal year 2010 compared to the same period of last fiscal year is primarily related to the $80.0 million in proceeds from borrowings under our the Credit Facility in July 2009. In addition, cash provided by financing activities for both periods included cash received from stock option exercises, cash inflows related to the incremental tax benefit from stock-based compensation and cash received from employee stock purchase plan purchases. Cash provided by financing activities in the first six months of fiscal year 2010 was offset by the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards and debt issuance costs.
      Satellite-related activities
     In January 2008, we entered into several agreements with Space Systems/Loral, Inc. (SS/L), Loral Space & Communications, Inc. (Loral) and Telesat related to our anticipated high-capacity satellite system. Under the satellite construction contract with SS/L, we purchased ViaSat-1, a new high-capacity Ka-band spot-beam satellite designed by us and currently under construction by SS/L for approximately $209.1 million, subject to purchase price adjustments based on satellite performance. The total cost of the satellite is $246.0 million, but, as part of the satellite purchase arrangements, Loral executed a separate contract with SS/L whereby Loral is purchasing the Canadian beams on the ViaSat-1 satellite for approximately $36.9 million (15% of the total satellite cost). We have entered into a beam sharing agreement with Loral, whereby Loral has agreed to reimburse us for 15% of the total costs associated with launch and launch insurance, which is estimated to be approximately $20.7 million, and in-orbit insurance and satellite operating costs post launch.
     In November 2008, we entered into a launch services agreement with Arianespace to procure launch services for ViaSat-1 at a cost estimated to be $107.8 million, depending on the mass of the satellite at launch. In March 2009, we substituted ILS International Launch Services, Inc. (ILS) for Arianespace as the primary provider of launch services for ViaSat-1 and, accordingly, we entered into a contract for launch services with ILS to procure launch services for ViaSat-1 at an estimated cost of approximately $80.0 million, subject to certain adjustments, resulting in a net savings of approximately $20.0 million.

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
     The projected total cost of the ViaSat-1 project, including the satellite, launch, insurance and related gateway infrastructure, through in-service of the satellite is estimated to be approximately $400.0 million, excluding capitalized interest, and will depend on the timing of the gateway infrastructure roll-out, among other things. However, we anticipate capitalizing certain amounts of interest expense related to our outstanding borrowings in connection with our capital projects under construction, such as construction of ViaSat-1 and related gateways. We continually evaluate alternative strategies that would limit our total required investment. We believe we have adequate sources of funding for the project, which includes our cash on hand, the cash we expect to generate from operations over the next few years, and additional borrowing ability based on our financial position and debt leverage ratio. We believe this provides us flexibility to execute this project in an appropriate manner and/or obtain outside equity under terms that we consider reasonable.
      WildBlue acquisition
     On September 30, 2009, we entered into an Agreement and Plan of Merger with WildBlue, pursuant to which we have agreed to acquire WildBlue and its subsidiaries in exchange for total consideration of $568.0 million (subject to certain adjustments). WildBlue is a provider of broadband internet service, delivering two-way broadband internet access via satellite in the contiguous United States. At the closing of the acquisition, we expect to pay $443.0 million of the merger consideration in cash and $125.0 million in newly issued shares of our common stock. Consummation of the acquisition is subject to regulatory approval by the Federal Communications Commission, clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the HSR Act), absence of any material adverse change in ours or WildBlue’s business or financial condition, and other customary closing conditions and is expected to close in the fourth quarter of fiscal year 2010. On October 28, 2009, the Federal Trade Commission granted early termination of the waiting period under the HSR Act.
     The number of shares of our common stock to be issued at the closing will be determined based on the volume weighted average closing price of our common stock over a 10-day measurement period ending three trading days before closing, subject to a collar mechanism to account for changes in the trading price between signing and closing. Based on the midpoint of the collar, and assuming payment of $125.0 million in shares of our common stock in connection with the acquisition and no closing adjustments, we would issue approximately 4.9 million shares of our common stock at the closing (which would have comprised approximately 15.4% of our outstanding common stock had the acquisition been consummated on September 30, 2009). In no event will we be required to issue more than approximately 5.7 million shares of our common stock. We have right to substitute additional cash for some or all of the shares of our common stock under certain circumstances.
     We intend to finance the cash portion of the purchase price from a combination of WildBlue’s and our available cash on hand, the net proceeds from the issuance of our senior notes due 2016 (see “Senior notes due 2016” below) and borrowings under our Credit Facility and/or additional third party debt financing.
      Senior notes due 2016
     On October 22, 2009, we issued $275.0 million in senior notes due 2016 (the Notes) in a private placement to institutional buyers. The Notes bear interest at the rate of 8.875% per year, payable semi-annually in cash in arrears commencing in March 2010 and were issued with an original issue discount of 1.24% or, $3.4 million. The Notes will be recorded as long-term debt, net of original issue discount, in our consolidated financial statements. The original issue discount and deferred financing cost associated with the issuance of the Notes will be amortized to interest expense over the term of the Notes.
     The Notes are guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Credit Facility. The Notes and the guarantees are our and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of their existing and future unsecured unsubordinated debt. The Notes and the guarantees are effectively junior in right of payment to their existing and future secured debt, including under the Credit Facility (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that are not guarantors of the Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

     The indenture governing the Notes limits, among other things, our and our restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; reduce our satellite insurance; and consolidate or merge with, or sell substantially all of their assets to, another person.
     Prior to September 15, 2012, we may redeem up to 35% of the Notes at a redemption price of 108.875% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to September 15, 2012, we may also redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of: (i) 1.0% of the principal amount of such Notes and (ii) the excess, if any, of (a) the present value at such date of redemption of (1) the redemption price of such notes on September 15, 2012 plus (2) all required interest payments due on such Notes through September 15, 2012 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the then-outstanding principal amount of such Notes. The Notes may be redeemed, in whole or in part, at any time during the twelve months beginning on September 15, 2012 at a redemption price of 106.656%, during the twelve months beginning on September 15, 2013 at a redemption price of 104.438%, during the twelve months beginning on September 15, 2014 at a redemption price of 102.219%, and at any time on or after September 12, 2015 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.
     In the event a change of control occurs, as defined under the indenture and prior to us exercising our right to redeem all of the Notes, each holder will have the right to require us to repurchase all or any part (equal to $2,000 or larger integral multiples of $1,000) of such holder’s Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).
     In connection with the private placement of the Notes, we entered into a registration rights agreement with the initial purchasers in which the Company agreed to file a registration statement with the SEC to permit the holders to exchange or resell the Notes. We must use commercially reasonable efforts to consummate an exchange offer within 365 days after the issuance of the Notes or, under certain circumstances, to prepare and file a shelf registration statement to cover the resale of the Notes. If we do not comply with certain of their obligations under the registration rights agreement, the registration rights agreement provides that additional interest will accrue on the principal amount of the Notes at a rate of 0.25% per annum during the 90-day period immediately following such default and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.00% per annum.
      Credit Facility and liquidity
     We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities. At October 2, 2009, we had $83.9 million in cash and cash equivalents, $268.6 million in working capital and $80.0 million in principal amount of outstanding borrowings under our Credit Facility. At April 3, 2009, we had $63.5 million in cash and cash equivalents, $203.4 million in working capital and no outstanding borrowings under our Credit Facility. Our cash and cash equivalents are held in accounts managed by third party financial institutions. To date, we have experienced no loss of access to our cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
     On July 1, 2009, we amended and restated our Credit Facility in the form of the Fourth Amended and Restated Revolving Loan Agreement, which increased our Credit Facility from $85.0 million to $170.0 million (including up to $25.0 million of letters of credit) and extended the maturity date of the facility until July 1, 2012. Borrowings under the Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, Eurodollar rate plus 1.00% or the administrative agent’s prime rate as announced from time to time, or (2) at the Eurodollar rate plus, in the case of each of (1) and (2), an applicable margin that is based on the ratio of our debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At October 2, 2009, the effective interest rate on our outstanding borrowings under the Credit Facility was 4.59%. We anticipate capitalizing certain amounts of interest expense on our Credit Facility in connection with the construction of ViaSat-1. The Credit Facility is guaranteed by certain of our domestic subsidiaries and collateralized by substantially all of our respective assets. At October 2, 2009, we had $80.0 million in principal amount of outstanding borrowings under the Credit Facility and $6.9 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility of $83.1 million.

     On September 30, 2009, we entered into the First Amendment to the Fourth Amended and Restated Revolving Loan Agreement (the Amendment) to permit the issuance of unsecured or secured senior indebtedness under an indenture up to an aggregate principal amount of $300.0 million, the issuance of second-lien secured indebtedness up to an aggregate principal amount of $350.0 million (less the principal amount of any unsecured or secured senior indebtedness issued under an indenture), to permit the consummation of our pending acquisition of WildBlue, to insert a new financial covenant regarding maximum senior secured leverage ratio and to amend financial covenants regarding maximum leverage ratio and minimum interest coverage ratio.
     On October 6, 2009, we further amended the Credit Facility to increase our revolving line of credit from $170.0 million to $210.0 million. On October 22, 2009, in connection with our issuance of senior notes due 2016 and receipt of the net proceeds therefrom, we repaid all outstanding borrowings under our Credit Facility.
     The Credit Facility contains financial covenants regarding a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.
     On September 30, 2009, we entered into a second-lien loan agreement (the Bridge Loan Agreement) with WildBlue debt holders in connection with the potential acquisition of WildBlue, pursuant to which the WildBlue debt holders agreed to provide $350.0 million in second-lien bridge financing. In connection with the closing of the Notes offering and our receipt of the net proceeds therefrom, on October 22, 2009, we exercised our right to terminate the Bridge Loan Agreement and the intercreditor agreement relating thereto with immediate effect.
     Additionally under the Amendment, in the event that we entered into the Bridge Loan Agreement, the Credit Facility was deemed to have been amended to include certain modified and additional definitions, terms and covenants contained in an addendum to the Amendment (the Addendum Provisions). The Amendment further provided that, at such time as no loans under (or permitted refinancing of) the Bridge Loan Agreement remain outstanding and any commitment to lend thereunder has been terminated, the Addendum Provisions shall cease to be in effect. On October 22, 2009, we delivered a notice to the lenders under the Loan Agreement advising that the Bridge Loan Agreement was terminated, and that accordingly the Addendum Provisions became of no force and effect as of such date.
     To further enhance our liquidity position, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public and/or private capital markets. In April 2007, we filed an additional universal shelf registration statement with the SEC for the future sale of up to an additional $200.0 million of debt securities, common stock, preferred stock, depositary shares and warrants, bringing the aggregate available under our universal shelf registration statements to up to $400.0 million. The securities may be offered from time to time, separately or together, directly by us or through underwriters at amounts, prices, interest rates and other terms to be determined at the time of the offering.
     Our future capital requirements will depend upon many factors, including the timing and amount of cash required for the WildBlue acquisition, the timing and amount of cash required for the ViaSat-1 satellite project pursuant to our contractual commitments, other future broadband satellite projects we may engage in, expansion of our research and development and marketing efforts, and the nature and timing of orders. Additionally, we will continue to evaluate possible acquisitions of, or investments in complementary businesses, products and technologies which may require the use of cash. We believe that our current cash balances and net cash expected to be provided by operating activities along with availability under our Credit Facility will be sufficient to meet our anticipated operating requirements for at least the next twelve months.
Contractual Obligations
     The following table sets forth a summary of our obligations at October 2, 2009:

		For the
		remainder of
		fiscal year	For the fiscal years ending
(In thousands)	Total	2010	2011-2012	2013-2014	Thereafter
Operating leases	$97,576	$7,186	$28,784	$24,626	$36,980
Line of credit	80,000	—	—	80,000	—
Standby letters of credit	6,900	299	6,601	—	—
Purchase commitments including satellite-related agreements	377,877	93,943	112,264	27,460	144,210

Total	$562,353	$101,428	$147,649	$132,086	$181,190

     The table above does not include contractual obligations relating to the issuance of our 8.875% senior notes due 2016 because they were issued subsequent to the second quarter of fiscal year 2010. Also, due to our inability to accurately predict the likelihood and timing of the closing of our pending WildBlue acquisition, the table above does not include contractual obligations relating to or arising out of the WildBlue acquisition, including our obligation to pay the purchase price of $568.0 million at the closing of the WildBlue acquisition (subject to certain adjustments), of which we expect to pay $443.0 million in cash and $125.0 million in shares of our newly issued common stock.
     We purchase components from a variety of suppliers and use several subcontractors and contract manufacturers to provide design and manufacturing services for our products. During the normal course of business, we enter into agreements with subcontractors, contract manufacturers and suppliers that either allow them to procure inventory based upon criteria defined by us or that establish the parameters defining our requirements. We have also entered into agreements with suppliers for the construction, operation and launch of ViaSat-1.

In addition, we have contracted for an additional launch which can be used as a back-up launch for ViaSat-1 or for a future satellite. In certain instances, these agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments.
     Our condensed consolidated balance sheets included $24.4 million and $24.7 million of “other liabilities” as of October 2, 2009 and April 3, 2009, respectively, which primarily consists of our long-term warranty obligations, deferred lease credits and long-term unrecognized tax position liabilities. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 10 of the notes to condensed consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 8 for a discussion of our product warranties.
Recent Authoritative Guidance
     In June 2009, the FASB issued authoritative guidance which amends the consolidation guidance applicable to variable interest entities SFAS 167, “Amendments to FASB Interpretation No. 46R” (SFAS 167). The guidance will significantly affect the overall consolidation analysis under the current authoritative guidance for consolidation of variable interest entities (FIN 46R / ASC 810) and is effective for us as of the beginning of the first quarter of fiscal year 2011. We are currently evaluating the impact that the guidance may have on our consolidated financial statements and disclosures.
     In August 2009, the FASB issued amended authoritative guidance, included within ASC 820 for the fair value measurement of liabilities. This amended guidance clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, the company is required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, the company is required to use another valuation technique, such as an income approach or a market approach. This amended guidance will be effective for us as of the beginning of the third quarter of fiscal year 2010. We are currently evaluating the impact that the guidance may have on our consolidated financial statements and disclosures.
     In October 2009, the FASB issued authoritative guidance for revenue recognition with multiple deliverables (EITF 08-1, “Revenue Arrangements with Multiple Deliverables”). This new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This guidance will be effective for us beginning in the first quarter of fiscal year 2012, however early adoption is permitted. We are currently evaluating the impact that the guidance may have on our consolidated financial statements and disclosures.
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements at October 2, 2009 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our financial statements included in this Quarterly Report or in our Annual Report on Form 10-K for the year ended April 3, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest rate risk
     Our financial instruments consist of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable, and short-term and long-term obligations, including the revolving line of credit. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. As of October 2, 2009, we had $80.0 million in principal amount of outstanding borrowings under our Credit Facility and we held no short-term investments. Our exposure to market risk for changes in interest rates relates primarily to borrowings under our Credit Facility, cash equivalents, short-term investments and short-term obligations. As a result, we do not expect fluctuations in interest rates to have a material impact on the fair value of these financial instruments.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant portion of our cash balance in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Given recent declines in interest rates, our interest income has been and may continue to be negatively impacted. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by less than $0.1 million. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.
     As of October 2, 2009, we had $80.0 million in principal amount of outstanding borrowings under our Credit Facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin that is based on the ratio of our debt to EBITDA. As of October 2, 2009, the effective interest rate on our outstanding borrowings under the Credit Facility was 4.59%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would decrease interest incurred prior to effects of capitalized interest and cash flow by approximately $0.4 million. As described above, on October 22, 2009, in connection with our issuance of senior notes due 2016 and receipt of the net proceeds therefrom, we repaid all outstanding borrowings under our Credit Facility.
     Foreign exchange risk
     We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies and we pay some of our vendors in Euros, we are exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency exchanges is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.
     As of October 2, 2009, we had no foreign currency exchange contracts outstanding.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer, CEO, and Chief Financial Officer, CFO, as appropriate to allow for timely decision regarding required discloures. We carried out an evaluation, with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of October 2, 2009, the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 2, 2009.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 3, 2009, which could materially affect our business, financial condition, liquidity or future results. There have been no material changes to these risk factors, other than:
•	the addition of, and changes to, the risk factors set forth below relating to our indebtedness, which have been updated to reflect the issuance of our senior notes due 2016 in October 2009; and

•	the addition of the risk factors set forth below relating to our pending acquisition of WildBlue.
     The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.
Our Level of Indebtedness May Adversely Affect Our Ability to Operate Our Business, Remain in Compliance with Debt Covenants, React to Changes in Our Business or the Industry in which we Operate, or Prevent Us from Making Payments on Our Indebtedness
     As of October 2, 2009, we had $80.0 million in principal amount of outstanding borrowings under our Credit Facility and $6.9 million outstanding under standby letters of credit. On October 22, 2009, we issued $275.0 million in aggregate principal amount of 8.875% senior notes due 2016, and used a portion of the net proceeds from such issuance to repay all outstanding borrowings under the Credit Facility.
     This level of indebtedness could have important consequences for you. For example, it could:
•	make it more difficult for us to satisfy our debt obligations,

•	increase our vulnerability to general adverse economic and industry conditions,

•	impair our ability to obtain additional debt or equity financing in the future for working capital, capital expenditures, product development, satellite construction, acquisitions or general corporate or other purposes,

•	require us to dedicate a material portion of our cash flows from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of our cash flows to fund working capital needs, capital expenditures, product development, satellite construction, acquisitions and other general corporate purposes,

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate,

•	place us at a disadvantage compared to our competitors that have less indebtedness, and

•	limit our ability to adjust to changing market conditions.

     Any of these risks could materially impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.
We May Incur Additional Indebtedness, which Could Further Increase the Risks Associated with Our Leverage
     We may incur additional indebtedness in the future, which may include additional secured or unsecured indebtedness to finance the payment of some or all of the balance of the cash consideration for the WildBlue acquisition or for general corporate purposes, which may include financing relating to ViaSat-1, other potential acquisitions, working capital or capital expenditures.
     In April 2007, we filed an additional universal shelf registration statement with the SEC for the future sale of up to an additional $200.0 million of debt securities, common stock, preferred stock, depositary shares and warrants, bringing the aggregate available under our universal shelf registration statements to up to $400.0 million. The securities may be offered from time to time, separately or together, directly by us or through underwriters at amounts, prices, interest rates and other terms to be determined at the time of the offering.
     If new indebtedness is added to our current level of indebtedness, the related risks that we now face could intensify.
We May Not Be Able to Generate Sufficient Cash to Service All of Our Indebtedness and Fund Our Working Capital and Capital Expenditures, and May Be Forced to Take Other Actions to Satisfy Our Obligations under Our Indebtedness, which May Not Be Successful
     Our ability to make scheduled payments on our indebtedness will depend upon our future operating performance and on our ability to generate cash flow in the future, which is subject to general economic, financial, business, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including borrowings under our Credit Facility, will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
     If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures or to dispose of material assets or operations, seek additional equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. Our Credit Facility and the indenture governing our senior notes restrict our ability to dispose of assets and use the proceeds from the disposition.
     If we cannot make scheduled payments on our debt, we will be in default and, as a result, the holders of our senior notes due 2016 and the lenders under our Credit Facility could declare all outstanding principal and interest to be due and payable, the lenders under our Credit Facility could terminate their commitments to loan money and foreclose against the assets securing the borrowings under the Credit Facility, and we could be forced into bankruptcy or liquidation.
We May Be Unable to Refinance Our Indebtedness
     We may need to refinance all or a portion of our indebtedness before maturity, including indebtedness under the indenture governing our senior notes due 2016 and any indebtedness under our Credit Facility. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.
Covenants in Our Debt Agreements Restrict Our Business and Could Limit Our Ability to Implement Our Business Plan
     The Credit Facility and the indenture governing our senior notes due 2016 contain covenants that may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. In addition, if we fail to satisfy the covenants contained in our Credit Facility, our ability to borrow under our Credit Facility may be restricted. The Credit Facility and the indenture governing our senior notes due 2016 include covenants restricting, among other things, our ability to do the following:
•	incur, assume or guarantee additional indebtedness,

•	issue redeemable stock and preferred stock,

•	grant or incur liens,

•	sell or otherwise dispose of assets, including capital stock of subsidiaries,

•	make loans and investments,

•	pay dividends, make distributions or redeem or repurchase capital stock,

•	enter into transactions with affiliates,

•	reduce our satellite insurance, and

•	consolidate or merge with or into, or sell substantially all of our assets to, another person.
     The covenants in our Credit Facility are generally more restrictive than the indenture governing our senior notes due 2016. In addition, our Credit Facility requires us to comply with certain financial covenants, including a maximum senior secured leverage ratio, a maximum leverage ratio and minimum interest coverage ratio.
     If we default under our Credit Facility or the indenture governing our senior notes due 2016 because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. In the past we have violated our Credit Facility covenants and received waivers for these violations. We cannot assure you that we will be able to comply with our financial or other covenants under our Credit Facility or the indenture governing our senior notes due 2016 or that any covenant violations will be waived in the future. Any violation that is not waived could result in an event of default, permitting our lenders to declare outstanding indebtedness and interest thereon due and payable, and permitting the lenders under our Credit Facility to suspend commitments to make any advance or to require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to comply with our financial or other covenants under our Credit Facility or the indenture governing our senior notes due 2016, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms acceptable to us, if at all. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts under our Credit Facility or the indenture governing our senior notes due 2016, and any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition.
We May Experience Difficulties in Integrating WildBlue’s Business and the Anticipated Benefits of the WildBlue Acquisition May Not Be Realized Fully (or at All) and May Take Longer to Realize than Expected
     If our pending acquisition of WildBlue is consummated, our future performance will depend in part on whether we can successfully integrate the WildBlue business with our satellite services segment in an effective and efficient manner. Integrating our satellite services segment with the WildBlue business will be a complex, time-consuming and expensive process and involve a number of risks, including:
•	the diversion of management’s attention from the management of our daily operations to the integration of the WildBlue business,

•	additional demands on management related to the increase in the size and scope of our company following the acquisition,

•	difficulties in combining corporate cultures,

•	difficulties in the assimilation and retention of key employees,

•	difficulties in maintaining relationships with present and potential customers, distributors and suppliers of the WildBlue business,

•	difficulties in converting the WildBlue business’ current business information systems to our systems,

•	challenges in achieving strategic objectives, cost savings, operational efficiencies, synergies and other benefits expected from the WildBlue acquisition,

•	difficulties in the integration, assimilation, implementation or modification of platforms, systems, functions, technologies and infrastructure to support the combined business, as well as maintaining uniform standards, controls (including internal accounting controls), procedures and policies, and

•	costs and expenses associated with any undisclosed or potential liabilities of the WildBlue business.
     Delays or unexpected difficulties or additional costs in the integration process could have a material adverse effect on our business, financial condition and results of operations. Even if we are able to integrate the WildBlue business successfully, this integration may not result in the realization of the full benefits of synergies, cost savings, revenue enhancements, growth, operational efficiencies and other benefits that we expect. We cannot assure you that we will successfully integrate the WildBlue business with our business or achieve the desired benefits from the WildBlue acquisition within a reasonable period of time or at all.
The WildBlue Business Is Subject to its Own Risks, Which We May Not Be Able to Manage Successfully. There May Be Additional Risks Resulting from the WildBlue Acquisition that Are Not Presently Known to Us and We Generally Have No Right to Indemnification under the Agreement and Plan of Merger for the Acquisition
     The results of operations of the WildBlue business are subject to many of the same risks that affect our business, financial condition and results of operation, as well as additional risks relating to the ownership of its in-orbit satellite, WildBlue-1, and its lease of capacity on Telesat’s Anik F2 satellite. Risks relating to the WildBlue business include:
•	rapid technological and industry changes making its service obsolete or outdated,

•	inherent limitations in its satellite technology,

•	demand and pricing pressure on its products and services,

•	satellite failures, anomalies, malfunctions or degradation in satellite performance,

•	the limited useful lives of, and the expense related to replacing, its existing satellites,

•	WildBlue’s reliance on orbital licenses issued by the International Telecommunication Union (the ITU), some of which are held by third parties, and the FCC, and on frequency coordination and orbital co-location agreements in support of both WildBlue-1 and Anik F2, which may be terminated in certain circumstances, and

•	WildBlue’s reliance on third party suppliers, distributors and customer support vendors.
     Any of the above risks could have a material adverse affect on WildBlue’s business, financial condition and results of operation. There may be additional risks relating to the WildBlue business that are not presently known to us. Any discovery of adverse information concerning the WildBlue business after the closing of the acquisition, if consummated, could be material. The representations and warranties in the Agreement and Plan of Merger do not survive the closing of the WildBlue acquisition, and we generally have no right to indemnification with respect to any losses that we may incur resulting from the WildBlue acquisition or the prior operations of the WildBlue business. Accordingly, a material loss associated with the WildBlue acquisition could have a material adverse affect on our business, financial condition, results of operation or reputation, and materially reduce the anticipated benefits of the WildBlue acquisition.
Uncertainty Regarding the WildBlue Acquisition May Cause Actual or Potential Customers, Suppliers, Distributors, Resellers and Others to Delay or Defer Decisions Concerning WildBlue or Us, Which May Have a Material Adverse Effect on Our or WildBlue’s Business, Financial Condition or Results of Operation
     In response to the announcement or completion of the WildBlue acquisition, actual or potential customers, suppliers, distributors, resellers and others may delay or defer purchasing, supply or distribution decisions or otherwise alter existing relationships with us or WildBlue. Prospective customers could be reluctant to purchase our and WildBlue’s products and services due to uncertainty about the direction of the combined company’s products and services and willingness to support and service existing products and services. In addition, customers, suppliers, distributors, resellers and others may seek to change existing agreements with us or WildBlue as a result of the WildBlue acquisition. These and other actions by customers, suppliers, distributors, resellers or others could negatively affect the business of the combined company.

The WildBlue Business Has a History of Losses and May Continue to Experience Losses in the Future.
     WildBlue experienced net losses of $15.8 million for the six months ended June 30, 2009 and $80.6 million, $126.9 million and $115.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. If our pending acquisition of WildBlue is consummated, we cannot assure you that the WildBlue business will generate net income in the future on a consistent basis or at all. We cannot estimate with any certainty whether demand for our broadband satellite services will be sufficient for us to maintain or increase the number of WildBlue subscribers. If the WildBlue business fails to achieve profitability, that failure could have a material adverse effect on our business, financial condition and results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     At our 2009 annual meeting of stockholders held on October 1, 2009 the stockholders voted on the following three proposals and cast their votes as follows:
Proposal 1: To elect Robert W. Johnson and John P. Stenbit to serve as Class I Directors.

Nominee	For	Withheld
Robert W. Johnson	26,877,722	902,714
John P. Stenbit	26,900,096	880,340
Proposal 2: To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending April 2, 2010.

For	Against	Abstentions	Not Voted
27,627,058	140,868	12,510	0
Proposal 3: To approve an amendment to the Employee Stock Purchase Plan

For	Against	Abstentions	Not Voted
17,781,701	4,514,024	80,741	5,313,970
Item 6. Exhibits
     The Exhibit Index on page 47 is incorporated herein by reference as the list of exhibits required as part of this Quarterly Report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 10, 2009	VIASAT, INC.
/s/ Mark D. Dankberg
Mark D. Dankberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Ronald G. Wangerin
Ronald G. Wangerin
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Agreement and Plan of Merger, dated as of September 30, 2009, by and among ViaSat, Inc., WildBlue Holding, Inc. and Aloha Merger Sub, Inc.	8-K	000-21767	2.1	10/2/2009
4.1	Indenture, dated as of October 22, 2009, among ViaSat, Inc., ViaSat Credit Corp., Enerdyne Technologies, Inc., ViaSat Satellite Ventures, LLC, VSV I Holdings, LLC, VSV II Holdings, LLC, ViaSat Satellite Ventures U.S. I, LLC, ViaSat Satellite Ventures U.S. II, LLC and Wilmington Trust FSB, as trustee	8-K	000-21767	4.1	10/22/2009
4.2	Form of 8.875% Senior Note of ViaSat, Inc. due 2016 (attached as Exhibit A to the Indenture filed as Exhibit 4.1 hereto)	8-K	000-21767	4.1	10/22/2009
4.3	Registration Rights Agreement, dated as of October 22, 2009, among ViaSat, Inc., ViaSat Credit Corp., Enerdyne Technologies, Inc., ViaSat Satellite Ventures, LLC, VSV I Holdings, LLC, VSV II Holdings, LLC, ViaSat Satellite Ventures U.S. I, LLC, ViaSat Satellite Ventures U.S. II, LLC, J.P. Morgan Securities Inc., Banc of America Securities LLC, Wells Fargo Securities, LLC, Oppenheimer & Co. Inc. and Stephens Inc.	8-K	000-21767	4.2	10/22/2009
10.1	First Amendment to Fourth Amended and Restated Revolving Loan Agreement, dated as of September 30, 2009, by and among ViaSat, Inc., Banc of America Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Union Bank, N.A., and other lenders party thereto	8-K	000-21767	10.1	10/2/2009
10.2	Second Amendment to Fourth Amended and Restated Revolving Loan Agreement, dated as of October 6, 2009, by and among ViaSat, Inc., Banc of America Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Union Bank, N.A., Wells Fargo Bank, National Association and other lenders party thereto	8-K	000-21767	10.1	10/9/2009
10.3	ViaSat, Inc. Employee Stock Purchase Plan (As Amended and Restated Effective July 1, 2009	8-K	000-21767	10.1	10/5/2009
10.4	1996 Equity Participation Plan of ViaSat, Inc. (As Amended and Restated Effective September 29, 2009	8-K	000-21767	10.2	10/5/2009
10.5	Form of Non-Employee Director Restricted Stock Unit Award Agreement for the ViaSat, Inc. 1996 Equity Participation Plan	8-K	000-21767	10.3	10/5/2009
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X