Form 10-Q
period 2010-01-01
VIASAT INC
filed 2010-02-10
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended January 1, 2010.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of February 5, 2010 was 36,316,906.

VIASAT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIASAT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	January 1, 2010	April 3, 2009
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$67,116	$63,491
Restricted cash	2,148	—
Accounts receivable, net	185,601	164,106
Inventories	80,173	65,562
Deferred income taxes	38,218	26,724
Prepaid expenses and other current assets	21,532	18,941

Total current assets	394,788	338,824

Property, equipment and satellites, net	612,331	170,225
Other acquired intangible assets, net	93,957	16,655
Goodwill	74,062	65,429
Other assets	78,893	31,809

Total assets	$1,254,031	$622,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,022	$63,397
Accrued liabilities	100,221	72,037

Total current liabilities	167,243	135,434

Line of credit	140,000	—
Long-term debt, net	271,677	—
Other liabilities	31,251	24,718

Total liabilities	610,171	160,152

Commitments and contingencies (Note 9)
Stockholders’ equity:
ViaSat, Inc. stockholders’ equity
Common stock	4	3
Paid-in capital	435,375	273,102
Retained earnings	208,161	187,471
Common stock held in treasury	(3,998)	(1,701)
Accumulated other comprehensive income (loss)	519	(127)

Total ViaSat, Inc. stockholders’ equity	640,061	458,748

Noncontrolling interest in subsidiary	3,799	4,042

Total stockholders’ equity	643,860	462,790

Total liabilities and stockholders’ equity	$1,254,031	$622,942

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	January 1, 2010	January 2, 2009	January 1, 2010	January 2, 2009
	(In thousands, except per share data)
Revenues:
Product revenues	$137,146	$141,157	$437,889	$436,972
Service revenues	19,218	9,205	37,549	25,631

Total revenues	156,364	150,362	475,438	462,603

Operating expenses:
Cost of product revenues	98,708	100,786	309,105	312,675
Cost of service revenues	11,613	4,743	24,585	16,425
Selling, general and administrative	34,416	23,952	90,259	72,986
Independent research and development	7,864	6,985	21,559	23,481
Amortization of acquired intangible assets	1,901	2,337	4,768	7,017

Income from operations	1,862	11,559	25,162	30,019
Other income (expense):
Interest income	382	97	580	1,390
Interest expense	(2,121)	(116)	(2,530)	(316)

Income before income taxes	123	11,540	23,212	31,093
(Benefit) provision for income taxes	(2,940)	914	2,765	4,822

Net income	3,063	10,626	20,447	26,271
Less: Net (loss) income attributable to the noncontrolling interest, net of tax	(183)	(40)	(243)	56

Net income attributable to ViaSat, Inc.	$3,246	$10,666	$20,690	$26,215

Basic net income per share attributable to ViaSat, Inc. common stockholders	$.10	$.35	$.65	$.85
Diluted net income per share attributable to ViaSat, Inc. common stockholders	$.09	$.34	$.62	$.82

Shares used in computing basic net income per share	32,777	30,836	31,863	30,699
Shares used in computing diluted net income per share	34,725	31,699	33,591	31,826
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	January 1, 2010	January 2, 2009
	(In thousands)
Cash flows from operating activities:
Net income	$20,447	$26,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,432	13,744
Amortization of intangible assets	4,820	8,143
Deferred income taxes	(5,273)	(2,181)
Stock compensation expense	8,412	7,581
Other non-cash adjustments	(204)	95
Increase (decrease) in cash resulting from changes in operating assets and liabilities
Accounts receivable	(9,953)	(10,945)
Inventories	(6,580)	(2,178)
Other assets	5,360	(4,886)
Accounts payable	7,750	(3,069)
Accrued liabilities	16,288	(2,526)
Other liabilities	(636)	1,403

Net cash provided by operating activities	57,863	31,452
Cash flows from investing activities:
Purchase of property, equipment and satellites	(85,429)	(90,712)
Payments related to acquisition of businesses, net of cash acquired	(377,987)	(925)
Change in restricted cash, net	5,150	—
Cash paid for patents, licenses and other assets	(10,004)	(2,225)

Net cash used in investing activities	(468,270)	(93,862)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount	271,582	—
Proceeds from line of credit borrowings	263,000	—
Payments on line of credit	(123,000)	—
Payment of debt issuance costs	(11,598)	—
Proceeds from issuance of common stock	14,764	5,333
Purchase of common stock in treasury	(2,297)	(660)
Payment on secured borrowing	—	(4,720)
Proceeds from sale of stock of majority-owned subsidiary	—	1,500
Incremental tax benefits from stock-based compensation	1,104	191

Net cash provided by financing activities	413,555	1,644
Effect of exchange rate changes on cash	477	(699)

Net increase (decrease) in cash and cash equivalents	3,625	(61,465)
Cash and cash equivalents at beginning of period	63,491	125,176

Cash and cash equivalents at end of period	$67,116	$63,711

Non-cash investing and financing activities:
Issuance of common stock in connection with acquisition	$131,888	—
Issuance of stock in satisfaction of certain accrued employee compensation liabilities	$5,090	—
Issuance of common stock in connection with license right obtained	$303	—
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share data)

	ViaSat, Inc. Stockholders
					Common Stock		Accumulated
		Common Stock			in Treasury		Other
	Number of		Paid-in	Retained	Number of		Comprehensive	Noncontrolling		Comprehensive
	Shares Issued	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interest	Total	Income
Balance at April 3, 2009	31,114,086	$3	$273,102	$187,471	(66,968)	$(1,701)	$(127)	$4,042	$462,790
Exercise of stock options	617,224	—	11,114	—	—	—	—	—	11,114
Tax benefit from exercise of stock options and release of restricted stock unit (RSU) awards	—	—	2,067	—	—	—	—	—	2,067
Issuance of stock under Employee Stock Purchase Plan	168,640	—	3,650	—	—	—	—	—	3,650
Stock-based compensation expense	—	—	8,412	—	—	—	—	—	8,412
Shares issued in settlement of certain accrued employee compensation liabilities	192,894	—	5,090	—	—	—	—	—	5,090
RSU awards vesting	231,412	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(87,408)	(2,297)	—	—	(2,297)
Shares issued in connection with acquisition of business, net of issuance costs	4,286,250	1	131,637						131,638
Shares issued in connection with license right obtained	10,000	—	303	—	—	—	—	—	303
Net income (loss)	—	—	—	20,690	—	—	—	(243)	20,447	$20,447
Foreign currency translation, net of tax	—	—	—	—	—	—	646	—	646	646

Comprehensive income										$21,093

Balance at January 1, 2010	36,620,506	$4	$435,375	$208,161	(154,376)	$(3,998)	$519	$3,799	$643,860

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Basis of Presentation
     The accompanying condensed consolidated balance sheet at January 1, 2010, the condensed consolidated statements of operations for the three and nine months ended January 1, 2010 and January 2, 2009, the condensed consolidated statements of cash flows for the nine months ended January 1, 2010 and January 2, 2009, and the condensed consolidated statement of stockholders’ equity and comprehensive income for the nine months ended January 1, 2010 have been prepared by the management of ViaSat, Inc. (the Company), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended April 3, 2009 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended April 3, 2009 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).
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
     During the Company’s third quarter of fiscal year 2010, the Company completed the acquisition of WildBlue Holding, Inc., a privately held Delaware corporation (WildBlue) (see Note 11). The acquisition was accounted for as a purchase and accordingly, the condensed consolidated financial statements include the operating results of WildBlue from the date of acquisition.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Significant estimates made by management include revenue recognition, stock-based compensation, self-insurance reserves, allowance for doubtful accounts, warranty accrual, valuation of goodwill and other intangible assets, patents, orbital slots and orbital licenses, software development, property, equipment and satellites, long-lived assets, income taxes and valuation allowance on deferred tax assets.
     The Financial Accounting Standards Board (FASB) has issued authoritative guidance on the Codification (Statements of Financial Accounting Standards (SFAS) No. 168 (SFAS 168), “FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” / ASC 105). The authoritative guidance on the Codification (SFAS 168 / ASC 105) establishes the FASB Accounting Standards CodificationTM (Codification or ASC) as the single source of GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. GAAP is not intended to be changed as a result of the FASB’s Codification project, but it will

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the Codification in this quarterly report, and has provided references to the Codification topics alongside references to the existing standards.
     On April 4, 2009, the beginning of the Company’s first quarter of fiscal year 2010, the Company adopted the authoritative guidance for noncontrolling interests (SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” / ASC 810-10-65-1). The Company adopted the authoritative guidance for noncontrolling interests on a prospective basis, except for the presentation and disclosure requirements which were applied retrospectively for all periods presented. As a result, the Company reclassified to noncontrolling interest, a component of stockholders’ equity, which was previously reported as minority interest in consolidated subsidiary in the mezzanine section of the Company’s condensed consolidated balance sheets and reported as a separate caption within the Company’s condensed consolidated statements of operations, net income including noncontrolling interest, net income attributable to the noncontrolling interest, and net income attributable to ViaSat, Inc. In addition, the Company utilized net income including noncontrolling interest as the starting point on the Company’s condensed consolidated statements of cash flows in order to reconcile net income to net cash provided by operating activities, rather than beginning with net income, which was previously exclusive of the noncontrolling interest. These reclassifications had no effect on previously reported consolidated income from operations, net income attributable to ViaSat, Inc. or net cash provided by operating activities. Also, net income per share continues to be based on net income attributable to ViaSat, Inc.
     In December 2007, the FASB issued authoritative guidance for business combinations (SFAS 141R, “Business Combinations” / ASC 805). The purpose of issuing the statement is to better represent the economic value of a business combination transaction. The changes effected with the authoritative guidance for business combinations from the previous guidance include, but are not limited to: (1) acquisition costs will be recognized as expenses separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as non-controlling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. The authoritative guidance for business combinations became effective for the Company as of the beginning of fiscal year 2010. The guidance applies prospectively to business combinations for which the acquisition date is on or after April 4, 2009, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after April 4, 2009, regardless of the date of the original business combination. The Company adopted this guidance in the first quarter of fiscal year 2010. In accordance with this guidance, the Company recognized $4.6 million and $7.1 million in transaction expenses related to the acquisition of WildBlue (see Note 11 for a discussion of the WildBlue acquisition) in its condensed consolidated statements of operations for the three and nine months ended January 1, 2010, respectively.
     The Company has evaluated subsequent events through the time of filing this Form 10-Q with the SEC on February 10, 2010. See to Note 15 for a discussion of subsequent events.
Restricted cash
     As a result of the WildBlue acquisition, the Company acquired restricted cash used to collateralize certain letters of credit. In addition, certain of WildBlue’s employment agreements require the Company to restrict cash to fund severance obligations that would be triggered upon termination of certain WildBlue key employees. These amounts are deposited in accounts that restrict the use of such cash for purposes other than discharging the related obligations. As such, these amounts have been classified as restricted cash on the Company’s condensed consolidated balance sheets. Restricted cash is classified as noncurrent where the restriction expires in more than one year. The Company had $2.1 million of restricted cash classified as a current asset as of January 1, 2010, compared to no restricted cash as of April 3, 2009.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Property, equipment and satellites
     Equipment, computers and software, furniture and fixtures and the Company’s satellite under construction are recorded at cost, net of accumulated depreciation. The Company generally computes depreciation using the straight-line method over the estimated useful lives of the assets ranging from two to eleven years. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term or the life of the improvement. Additions to property, equipment and satellites, together with major renewals and betterments, are capitalized. Maintenance, repairs and minor renewals and betterments are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized.
     Satellite construction costs, including launch services and insurance, are generally procured under long-term contracts that provide for payments over the contract periods and are capitalized as incurred. In addition, interest expense is capitalized on the carrying value of the satellite during the construction period. With respect to ViaSat-1, the Company’s high-capacity satellite currently under construction, the Company capitalized $3.8 million and $5.0 million of interest expense during the three and nine months ended January 1, 2010, respectively. No interest expense was capitalized during the same periods last fiscal year.
     As a result of the acquisition of WildBlue on December 15, 2009 (see Note 11), the Company acquired the WildBlue-1 satellite (which was placed into service in March 2007) and an exclusive prepaid lifetime capital lease of Ka-band capacity on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005). The acquired assets also included the indoor and outdoor customer premise equipment (CPE) units leased to subscribers under WildBlue’s retail leasing program. The Company depreciates the cost of CPE and associated installation costs over its estimated useful life.
Patents, orbital slots and orbital licenses
     The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and orbital licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. The Company capitalized $3.0 million and $1.8 million of costs related to patents, which are included in other assets as of January 1, 2010 and April 3, 2009, respectively. Accumulated amortization related to these patents was $0.2 million as of January 1, 2010 and April 3, 2009. Amortization expense related to these patents was less than $0.1 million for the three months ended January 1, 2010 and January 2, 2009, and less than $0.1 million for the nine months ended January 1, 2010 and January 2, 2009. The Company also capitalized $4.4 million and $2.6 million of costs in other assets as of January 1, 2010 and April 3, 2009, respectively, related to orbital slots and orbital licenses that have not yet been placed into service. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three and nine months ended January 1, 2010 and January 2, 2009, the Company did not write off any costs due to abandonment or impairment.
Debt issuance costs
     Debt issuance costs are amortized and recognized as interest expense on a straight-line basis over the expected term of the related debt as the amounts are not materially different from the effective interest rate basis. During the three and nine months ended January 1, 2010, the Company paid and capitalized approximately $8.5 million and $11.3 million, respectively, in debt issuance costs related to the Company’s 8.875% Senior Notes due 2016 (the Notes) and additional debt issuance costs related to the Company’s revolving credit facility (the Credit Facility). During the three and nine months ended January 2, 2009, the Company paid and capitalized no material amounts in debt issuance costs related to the Credit Facility. Unamortized debt issuance costs short-term are recorded in prepaid expenses and other current assets and long-term in other assets in the condensed consolidated balance sheets.
Software development
     Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product not to exceed five years. The Company capitalized $2.3 million and $5.3 million of costs related to software developed for resale for the three and nine months ended January 1, 2010, respectively. The Company capitalized $0.2 million and

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
$0.4 million related to software development for resale for the three and nine months ended January 2, 2009, respectively. There was no amortization expense of software development costs for the three and nine months ended January 1, 2010. The amortization expense of software development costs was $0.1 million and $1.1 million for the three and nine months ended January 2, 2009, respectively.
Self-insurance liabilities
     The Company has a self-insurance plan to retain a portion of the exposure for losses related to employee medical benefits. The Company also has a self-insurance plan for a portion of the exposure for losses related to workers’ compensation costs. The self-insurance policies provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods, as well as other historical information for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the balance on the Company’s self-insurance liability was $1.5 million and $1.4 million as of January 1, 2010 and April 3, 2009, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as current in accordance with the estimated timing of the projected payments.
Secured borrowings
     Occasionally, the Company enters into secured borrowing arrangements in connection with customer financing in order to provide additional sources of funding. As of January 1, 2010 and April 3, 2009, the Company had no secured borrowing arrangements with customers. In the first quarter of fiscal year 2009, the Company paid all obligations related to its secured borrowing, under which the Company pledged a note receivable from a customer to serve as collateral for the obligation under the borrowing arrangement, totaling $4.7 million plus accrued interest.
     During fiscal year 2008, due to the customer’s payment default under the note receivable, the Company wrote down the note receivable by approximately $5.3 million related to the principal and interest accrued to date. During the fourth quarter of fiscal year 2009, the Company entered into certain agreements with the note receivable insurance carrier providing the Company approximately $1.7 million in cash payments and recorded a current asset of approximately $1.7 million and a long-term asset of approximately $1.5 million as of April 3, 2009. Pursuant to these agreements, the Company received an additional cash payment of $1.3 million during the first nine months of fiscal year 2010 and as of January 1, 2010 recorded a current asset of approximately $1.1 million and a long-term asset of approximately $1.0 million.
Indemnification provisions
     In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At January 1, 2010 and April 3, 2009, no such amounts were accrued.
     Simultaneously with the execution of the merger agreement relating to the acquisition of WildBlue, the Company entered into an indemnification agreement dated September 30, 2009 with several of the former stockholders of WildBlue pursuant to which such former stockholders agreed to indemnify the Company for costs which result from, relate to or arise out of potential claims and liabilities under various WildBlue contracts, an existing appraisal action regarding WildBlue’s 2008 recapitalization, certain rights to acquire securities of WildBlue and a severance agreement. The Company determined the fair value of the indemnification agreement in accordance with the authoritative guidance for business combinations and has recorded a liability of $0.5 million in the condensed consolidated balance sheet as of January 1, 2010 as an element of accrued liabilities.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Noncontrolling interest
     A noncontrolling interest, previously referred to as minority interest, represents the equity interest in a subsidiary that is not attributable, either directly or indirectly, to the Company and is reported as equity of the Company, separately from the Company’s controlling interest. Revenues, expenses, gains, losses, net income or loss and other comprehensive income are reported in the condensed consolidated financial statements at the consolidated amounts, which include the amounts attributable to both the controlling and noncontrolling interest.
     In April 2008, the Company’s majority-owned subsidiary, TrellisWare, issued additional shares of preferred stock in which the Company invested $1.8 million in order to retain a constant ownership interest. As a result of the transaction, TrellisWare also received $1.5 million in cash proceeds from the issuance of preferred stock to its other principal stockholders.
Common stock held in treasury
     During the first nine months of fiscal year 2010 and during fiscal year 2009, the Company delivered 231,412 and 93,006 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying these restricted stock unit agreements, the Company repurchased 87,408 and 33,350 shares of common stock with a total value of $2.3 million and $0.7 million during the first nine months of fiscal year 2010 and during fiscal year 2009, respectively. Repurchased shares of common stock of 154,376 and 66,968 were held in treasury as of January 1, 2010 and April 3, 2009, respectively.
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
     During the three and nine months ended January 1, 2010, the Company did not settle any foreign exchange contracts; therefore, there were no realized gains or losses during the three and nine months ended January 1, 2010 related to derivative instruments. During the three months ended January 2, 2009, the Company did not settle any foreign exchange contracts; therefore, there were no realized gains or losses during the three months ended January 2, 2009 related to derivative instruments. During the nine months ended January 2, 2009, the Company settled certain foreign exchange contracts and in connection therewith recognized a loss of approximately $0.3 million, recorded in cost of revenues based on the nature of the underlying transactions. The Company had no foreign currency forward contracts outstanding as of January 1, 2010 or April 3, 2009.
Stock-based payments
     The Company records compensation expense associated with stock options, restricted stock unit awards and other stock-based compensation in accordance with the authoritative guidance for share-based payments (SFAS 123R, “Share-Based Payment” / ASC 718). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. The Company recognized $3.3 million and $8.4 million of stock-based compensation expense for the three and nine months ended January 1, 2010, respectively, and $2.5 million and $7.6 million of stock-based compensation expense for the three and nine months ended January 2, 2009, respectively.
     The Company recorded incremental tax benefits from stock options exercised and restricted stock unit awards vesting of $1.1 million and $0.2 million for the nine months ended January 1, 2010 and January 2, 2009, respectively, which are classified as part of cash flows from financing activities in the condensed consolidated statements of cash flows.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Recent authoritative guidance
     In June 2009, the FASB issued authoritative guidance which amends the consolidation guidance applicable to variable interest entities (SFAS 167, “Amendments to FASB Interpretation No. 46R”). The guidance will affect the overall consolidation analysis under the current authoritative guidance for consolidation of variable interest entities (FIN 46R / ASC 810) and is effective for the Company as of the beginning of the first quarter of fiscal year 2011. The Company is currently evaluating the impact that the guidance may have on its consolidated financial statements and disclosures.
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
Note 2 — Revenue Recognition
     A substantial portion of the Company’s revenues are derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under authoritative guidance for the percentage-of-completion method of accounting (the AICPA’s Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” / ASC 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three months ended January 1, 2010 and January 2, 2009, the Company recorded losses of approximately $0.6 million and $0.2 million, respectively, related to loss contracts. During the nine months ended January 1, 2010 and January 2, 2009, the Company recorded losses of approximately $5.7 million and $1.6 million, respectively, related to loss contracts.
     The Company also has contracts and purchase orders where revenue is recorded on delivery of products or performance of services in accordance with authoritative guidance for revenue recognition (Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition” / ASC 605). Under this standard, the Company recognizes revenue when an arrangement exists, prices are determinable, collectability is reasonably assured and the goods or services have been delivered.
     The Company also enters into certain leasing arrangements with customers and evaluates the contracts in accordance with FASB ASC Topic 840 — Leases. The Company’s accounting for equipment leases involves specific determinations under FAS 13, which often involve complex provisions and significant judgments. In accordance with FAS 13, the Company classifies the transactions as

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
sales type or operating leases based on (1) review for transfers of ownership of the property to the lessee by the end of the lease term, (2) review of the lease terms to determine if it contains an option to purchase the leased property for a price which is sufficiently lower than the expected fair value of the property at the date the option, (3) review of the lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and (4) review of the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. Additionally the Company considers the cancelability of the contract and any related uncertainty of collections or risk in recoverability of the lease investment at lease inception. Revenue from sales type leases is recognized at the inception of the lease or when the equipment has been delivered and installed at the customer site, if installation is required. Revenues from equipment rentals under operating leases are recognized as earned over the lease term, which is generally on a straight-line basis.
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
     Collections in excess of revenues and deferred revenues represent cash collected from customers in advance of revenue recognition and are recorded in accrued liabilities for obligations within the next twelve months. Amounts for obligations extending beyond the twelve months are recorded within other liabilities in the consolidated financial statements.
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
     Effective April 4, 2009, the Company adopted the authoritative guidance for non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis without material impact on its consolidated financial statements and disclosures.
     The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of January 1, 2010 and April 3, 2009:

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair value at
	January 1, 2010	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents	$19,247	$19,247	$—	$—

Total assets measured at fair value on a recurring basis	$19,247	$19,247	$—	$—

	Fair value at
	April 3, 2009	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents	$2,029	$6	$2,023	$—

Total assets measured at fair value on a recurring basis	$2,029	$6	$2,023	$—

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
     Long-term debt — As of January 1, 2010, the Company’s long-term debt consisted of borrowings under the Credit Facility, reported at the borrowed outstanding amount with current accrued interest and the Notes reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on recurring basis. The fair value of the Company’s long-term debt approximates its carrying amount due to its variable interest rate on revolving line of credit and the proximity of the date of issuance of the Notes compared to the reporting date. The Company had no long-term debt as of April 3, 2009.
     Foreign currency forward exchange contracts — The Company had no foreign currency forward exchange contracts outstanding at January 1, 2010 and April 3, 2009.
Note 4 — Earnings Per Share Attributable to ViaSat, Inc. Common Stockholders

	Three months ended		Nine months ended
	January 1, 2010	January 2, 2009	January 1, 2010	January 2, 2009
	(In thousands)
Weighted average common shares outstanding used in calculating basic net income per share	32,777	30,836	31,863	30,699
Weighted average options to purchase common stock as determined by application of the treasury stock method	1,603	736	1,335	984
Weighted average restricted stock units to acquire common stock as determined by application of the treasury stock method	217	120	253	109
Weighted average contingently issuable shares in connection with certain terms of the JAST acquisition agreement	—	—	—	6
Weighted average potentially issuable shares in connection with certain terms of the amended ViaSat 401(k) Profit Sharing Plan	113	—	119	—
Employee Stock Purchase Plan equivalents	15	7	21	28

Shares used in computing diluted net income per share	34,725	31,699	33,591	31,826

     Antidilutive shares excluded from the calculation were 523,659 and 3,250,335 shares for the three months ended January 1, 2010 and January 2, 2009, respectively, and 604,857 and 2,738,113 shares for the nine months ended January 1, 2010 and January 2, 2009, respectively.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 5 — Composition of Certain Balance Sheet Captions

	January 1, 2010	April 3, 2009
	(In thousands)
Accounts receivable, net:
Billed	$93,204	$76,999
Unbilled	92,526	87,469
Allowance for doubtful accounts	(129)	(362)

	$185,601	$164,106

Inventories:
Raw materials	$38,480	$33,607
Work in process	17,557	14,876
Finished goods	24,136	17,079

	$80,173	$65,562

Prepaid expenses and other current assets:
Prepaid expenses	$14,635	$13,521
Income tax receivable	5,060	2,460
Other	1,837	2,960

	$21,532	$18,941

Property, equipment and satellites, net:
Satellite — WildBlue-1 (estimated useful life of 10 years)	$195,890	$—
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	—
Machinery and equipment (estimated useful life 2-5 years)	85,568	56,053
Computer equipment and software (estimated useful life 3 years)	57,626	43,591
CPE leased equipment (estimated useful life of 3 years)	35,033	—
Furniture and fixtures (estimated useful life 7 years)	10,089	9,918
Leasehold improvements (estimated useful life 2-11 years)	19,152	17,573
Building (estimated useful life of 24 years)	9,994	—
Land	4,384	3,124
Satellite under construction	171,471	110,588
Construction in progress	14,810	5,272

	703,107	246,119
Less accumulated depreciation and amortization	(90,776)	(75,894)

	$612,331	$170,225

Other acquired intangible assets, net:
Technology (estimated useful life of 3-9 years)	$44,392	$44,392
Contracts and customer relationships (estimated useful life of 3-10 years)	86,688	18,898
Non-compete agreement (estimated useful life of 3-5 years)	9,076	9,076
Satellite co-location rights (estimated useful life of 10 years)	8,600	—
Trade name (estimated useful life of 3 years)	5,680	—
Other intangibles (estimated useful life of 8 months to 10 years)	9,323	9,323

	163,759	81,689
Less accumulated amortization	(69,802)	(65,034)

	$93,957	$16,655

Other assets:
Capitalized software costs, net	$5,923	$672
Patents, orbital slots and other licenses, net	7,072	4,144
Deferred income taxes	43,686	13,771
Other	22,212	13,222

	$78,893	$31,809

Accrued liabilities:
Current portion of warranty reserve	$6,726	$6,853
Accrued vacation	11,997	10,935
Accrued employee compensation	10,226	16,768
Collections in excess of revenues and deferred revenues	48,957	26,811
Other	22,315	10,670

	$100,221	$72,037

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	January 1, 2010	April 3, 2009
	(In thousands)
Other liabilities:
Accrued warranty	$4,141	$4,341
Unrecognized tax position liabilities	10,773	10,773
Deferred rent, long-term portion	6,170	6,191
Deferred revenue, long-term portion	3,332	—
Other	6,835	3,413

	$31,251	$24,718

Note 6 — Accounting for Goodwill and Intangible Assets
     The Company accounts for its goodwill under the authoritative guidance for goodwill and other intangible assets (SFAS 142, “Goodwill and Other Intangible Assets” / ASC 350). The guidance for the goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. Reporting units within the Company’s government systems, commercial networks and satellite services segments have goodwill assigned to them. The Company estimates the fair values of the reporting units using discounted cash flows. The cash flow forecasts are adjusted by an appropriate discount rate in order to determine the present value of the cash flows. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value, if any, represents the amount of goodwill impairment.
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
     The acquisition of WildBlue during the third quarter of fiscal year 2010 resulted in an increase of the Company’s goodwill of approximately $8.6 million, which was recorded within the Company’s satellite services segment.
     The other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of eight months to ten years. Amortization expense was $1.9 million and $2.3 million for the three months ended January 1, 2010 and January 2, 2009, respectively, and $4.8 million and $7.0 million for the nine months ended January 1, 2010 and January 2, 2009, respectively.
     Current and expected amortization expense for acquired intangibles for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended January 1, 2010	$4,768

Expected for the remainder of fiscal year 2010	$4,598
Expected for fiscal year 2011	17,777
Expected for fiscal year 2012	16,551
Expected for fiscal year 2013	13,446
Expected for fiscal year 2014	11,705
Thereafter	29,880

$93,957

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7 — Long-Term Debt and Line of Credit
     Long-term debt consisted of the following as of January 1, 2010 and April 3, 2009:

	January 1, 2010	April 3, 2009
	(In thousands)
Line of credit	$140,000	$—

Senior notes due 2016 (the Notes)	275,000	—
Unamortized discount on the Notes	(3,323)	—

Total Notes	271,677	—

Less: current portion of long-term debt	—	—

Balance, end of period	$411,677	$—

Senior notes due 2016
     On October 22, 2009, the Company issued $275.0 million in principal amount of senior notes all of which is due 2016 (the Notes) in a private placement to institutional buyers. The Notes bear interest at the rate of 8.875% per year, payable semi-annually in cash in arrears commencing in March 2010 and were issued with an original issue discount of 1.24% or, $3.4 million. The Notes are recorded as long-term debt, net of original issue discount, in the Company’s consolidated financial statements. The original issue discount and deferred financing cost associated with the issuance of the Notes is amortized to interest expense over the term of the Notes.
     The Notes are guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Credit Facility. The Notes and the guarantees are the Company’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The Notes and the guarantees are effectively junior in right of payment to their existing and future secured debt, including under the Credit Facility (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that are not guarantors of the Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.
     The indenture agreement governing the Notes limits, among other things, the Company’s and its restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; reduce the Company’s satellite insurance; and consolidate or merge with, or sell substantially all of their assets to, another person.
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
     In the event a change of control occurs (as defined under the indenture), each holder will have the right to require the Company to repurchase all or any part (equal to $2,000 or larger integral multiples of $1,000) of such holder’s Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Credit Facility
     The Credit Facility, as amended, provides a revolving line of credit of $210.0 million (including up to $25.0 million of letters of credit), which facility matures on July 1, 2012. Borrowings under the Credit Facility bear interest, at the Company’s option, at either (a) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00% or the administrative agent’s prime rate as announced from time to time, or (b) at the Eurodollar rate plus, in the case of each of (a) and (b), an applicable margin that is based on the ratio of the Company’s debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At January 1, 2010, the effective interest rate on the Company’s outstanding borrowings under the Credit Facility was 4.25%. The Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries and collateralized by substantially all of the Company’s and the guarantors’ assets.
     The Credit Facility contains financial covenants regarding a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. On December 14, 2009, the Company amended the Credit Facility to clarify the calculation of EBITDA following the completion of the WildBlue acquisition.
     The Company was in compliance with its financial covenants under the Credit Facility as of January 1, 2010. At January 1, 2010, the Company had $140.0 million in principal amount of outstanding borrowings under the Credit Facility and $12.2 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility of $57.8 million.
Note 8 — Product Warranty
     The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the type of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the nine months ended January 1, 2010 and January 2, 2009.

	For the nine months ended
	January 1, 2010	January 2, 2009
	(In thousands)
Balance, beginning of period	$11,194	$11,679
Change in liability for warranties issued in period	4,602	6,532
Settlements made (in cash or in kind) during the period	(4,929)	(6,143)

Balance, end of period	$10,867	$12,068

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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 10 — Income Taxes
     The Company currently estimates its annual effective income tax rate to be approximately 17.4% for the fiscal year ending April 2, 2010, as compared to the actual 15.0% effective tax rate for the fiscal year ended April 3, 2009. The estimated effective tax rate for fiscal 2010 is different from the expected statutory rate due primarily to the research and development tax credits, partially offset by non-deductible costs associated with the WildBlue acquisition. In addition, the fiscal year 2010 annual effective tax rate includes the recognition of approximately $2.6 million of previously unrecognized tax benefits due to the expiration of the statute of limitations for certain previously filed tax returns. The Company’s estimated annual effective tax rate of approximately 17.4% for fiscal year 2010 reflects the expiration of the federal research and development tax credit on December 31, 2009. If the federal research and development tax credit is reinstated, the Company may have a lower annual effective tax rate and the amount of the tax rate reduction will depend on the effective date of any such reinstatement, the terms of the reinstatement as well as the amount of eligible research and development expenses in the reinstated period.
     The income tax benefit of $2.9 million for the third quarter of fiscal 2010 is lower than the expected tax expense based on the estimated annual effective tax rate primarily due to the recognition of approximately $2.6 million of previously unrecognized tax benefits due to the expiration of the statute of limitations for certain previously filed tax returns, partially offset by the non-deductible costs associated with the WildBlue acquisition.
     The Company’s valuation allowance against deferred tax assets increased from $2.1 million at April 3, 2009 to $10.9 million at January 1, 2010. The increase in the valuation allowance was due to the acquisition of certain deferred tax assets of WildBlue. The acquired deferred tax assets from WildBlue were recorded net of the valuation allowance. The valuation allowance relates to state net operating loss carryforwards and research credit carryforwards available to reduce state income taxes.
     For the three and nine months ended January 1, 2010, the Company’s gross unrecognized tax benefits decreased by $1.9 million and $0.6 million, respectively. In the next twelve months it is reasonably possible that the amount of unrecognized tax benefits will decrease by $2.9 million as a result of the expiration of the statute of limitations for previously filed tax returns.
Note 11 — Acquisition
     On December 15, 2009, the Company completed the acquisition of all outstanding shares of WildBlue, a privately held provider of broadband internet service, delivering two-way broadband internet access via satellite in the contiguous United States. The purchase price of approximately $574.6 million was comprised primarily of $131.9 million related to the fair value of 4,286,450 shares of the Company’s common stock issued at the closing date and $442.7 million in cash consideration. The $442.7 million in cash consideration paid to the former WildBlue stockholders less cash acquired of $64.7 million resulted in a net cash outlay of approximately $378.0 million.
     The Company accounts for business combinations pursuant to the authoritative guidance for business combinations (Statement of Financial Accounting Standard (SFAS) No. 141R (SFAS 141R), “Business Combinations,” / ASC 805). Accordingly, the Company allocated the purchase price of the acquired company to the net tangible assets and intangible assets acquired based upon their estimated fair values. Under the authoritative guidance for business combinations, acquisition-related transaction costs and acquisition-related restructuring charges are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. Total merger-related transaction costs incurred by the Company were approximately $7.1 million, of which $4.6 million and $7.1 million were incurred and recorded in selling, general and administrative expenses in the three and nine months ending January 1, 2010, respectively.
     The preliminary purchase price allocation of the acquired assets and assumed liabilities based on the estimated fair values as of December 15, 2009 is as follows:

(In thousands)
Current assets	$106,672
Property, equipment and satellites	378,378
Identifiable intangible assets	82,070
Goodwill	8,633
Deferred income taxes	23,609
Other assets	1,969

Total assets acquired	601,331
Current liabilities	(19,544)
Other long term liabilities	(7,168)

Total liabilities assumed	(26,712)

Total purchase price	$574,619

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Amounts assigned to identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives and are as follows:

	Preliminary	Estimated
	fair value	remaining
	(in thousands)	life
Trade name	$5,680	3
Customer relationships—retail	39,840	6
Customer relationships—wholesale	27,950	8
Satellite co-location rights	8,600	10

Total identifiable intangible assets	$82,070

     The intangible assets acquired in the WildBlue business combination were determined, in accordance with the authoritative guidance for business combinations, based on the estimated fair values using valuation techniques consistent with the market approach, income approach and/or cost approach to measure fair value. The remaining useful lives were estimated based on the underlying agreements and/or the future economic benefit expected to be received from the assets. Under the terms of the co-location right agreement, the Company has certain option periods that begin in approximately 10 years based upon the life of Anik F2 Ka-Band Payload.
     The acquisition of WildBlue is beneficial to the Company as it enables the Company to integrate the extensive bandwidth capacity of its ViaSat-1 satellite into WildBlue’s existing distribution and fulfillment resources, which are expected to reduce initial service costs and improve subscriber growth. These benefits and additional opportunities were among the factors that contributed to a purchase price resulting in the recognition of preliminary estimated goodwill, which was recorded within the Company’s satellite services segment. The intangible assets and goodwill recognized are not deductible for federal income tax purposes. The purchase price allocation is preliminary due to pending resolution of certain WildBlue tax attributes.
     The condensed consolidated financial statements include the operating results of WildBlue from the date of acquisition. Since the acquisition date, the Company recorded approximately $9.0 million in revenue and $1.7 million of operating losses with respect to the WildBlue business in the condensed consolidated statements of operations.
Unaudited Pro Forma Financial Information
     The unaudited financial information in the table below summarizes the combined results of operations for the Company and WildBlue on a pro forma basis, as though the companies had been combined as of the beginning of fiscal year 2009. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2009. The pro forma financial information for the three and nine month periods ended January 1, 2010 and January 2, 2009 include the business combination accounting effect on historical WildBlue revenue, elimination of the historical ViaSat revenues and related costs of revenues derived from sales of CPE to WildBlue, amortization and depreciation charges from acquired intangible and tangible assets, difference between WildBlue’s and ViaSat’s historical interest expense/interest income due to ViaSat’s new capitalization structure as a result of the acquisition, related tax effects and adjustment to shares outstanding for shares issued for the acquisition.

	Three Months Ended		Nine Months Ended
	(in thousands, except per share data)
	January 1, 2010	January 2, 2009	January 1, 2010	January 2, 2009
Total revenues	$196,779	$192,497	$605,310	$583,712

Net income attributable to ViaSat, Inc.	$4,114	$2,177	$20,014	$1,573

Basic net income per share attributable to ViaSat, Inc. common stockholders	$.11	$.06	$.55	$.04

Diluted net income per share attributable to ViaSat, Inc. common stockholders	$.11	$.06	$.53	$.04

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 12 — Restructuring
     In the third quarter of fiscal year 2010, the Company initiated a post-acquisition restructuring plan related to the termination of certain duplicative employee positions upon the acquisition of WildBlue. Under the terms of the plan, the Company recorded restructuring charges of approximately $2.7 million as part of selling, general and administrative expenses within the satellite services segment, all of which remained unpaid and were recorded in accrued liabilities as of January 1, 2010. In late January 2010, the Company paid approximately $2.4 million of the outstanding restructuring liabilities.
Note 13 — Segment Information
     The Company’s reporting segments, comprised of the government systems, commercial networks and satellite services segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s government systems segment develops and produces network centric, IP-based secure government communications systems, products and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the commercial networks and satellite services segments. The Company’s commercial networks segment develops and produces a variety of advanced end-to-end satellite communication systems and ground networking equipment and products, and comprises the Company’s former satellite networks and antenna systems segments, except for the satellite services segment. The Company’s satellite services segment includes both the Company’s recently acquired WildBlue business (which provides wholesale and retail satellite-based broadband internet services in the United States) and the Company’s managed network services which complement the commercial networks segment by supporting the satellite communication systems of the Company’s enterprise and mobile broadband customers. The Company’s satellite services segment also includes the Company’s ViaSat-1 satellite-related activities. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

	Three months ended		Nine months ended
	January 1, 2010	January 2, 2009	January 1, 2010	January 2, 2009
	(In thousands)
Revenues
Government Systems	$89,078	$93,757	$284,453	$279,704
Commercial Networks	55,009	54,208	172,709	176,364
Satellite Services	12,277	2,397	18,276	6,535
Elimination of intersegment revenues	—	—	—	—

Total revenues	$156,364	$150,362	$475,438	$462,603

Operating profits (losses)
Government Systems	10,780	14,255	37,182	39,638
Commercial Networks	(835)	72	2,950	629
Satellite Services	(6,177)	(431)	(10,219)	(3,256)
Elimination of intersegment operating profits	—	(47)	—	(60)

Segment operating profit before corporate and amortization	3,768	13,849	29,913	36,951
Corporate	(5)	47	17	85
Amortization of acquired intangibles	(1,901)	(2,337)	(4,768)	(7,017)

Income from operations	$1,862	$11,559	$25,162	$30,019

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Amortization of acquired intangibles by segment for the three and nine months ended January 1, 2010 and January 2, 2009 was as follows:

	Three months ended		Nine months ended
	January 1, 2010	January 2, 2009	January 1, 2010	January 2, 2009
	(In thousands)
Government Systems	$272	$272	$816	$816
Commercial Networks	1,089	2,065	3,412	6,201
Satellite Services	540	—	540	—

Total amortization of intangibles	$1,901	$2,337	$4,768	$7,017

     Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. Segment assets as of January 1, 2010 and April 3, 2009 were as follows:

	January 1, 2010	April 3, 2009
	(In thousands)
Segment assets
Government Systems	$161,732	$145,568
Commercial Networks	162,209	164,844
Satellite Services	109,598	1,278

Total segment assets	433,539	311,690
Corporate assets	820,492	311,252

Total assets	$1,254,031	$622,942

     Net acquired intangible assets and goodwill included in segment assets as of January 1, 2010 and April 3, 2009 were as follows:

	Net acquired intangible
	assets		Goodwill
	January 1, 2010	April 3, 2009	January 1, 2010	April 3, 2009
	(In thousands)
Government Systems	$1,976	$2,792	$22,161	$22,161
Commercial Networks	10,451	13,863	43,268	43,268
Satellite Services	81,530	—	8,633	—

Total	$93,957	$16,655	$74,062	$65,429

     Revenue information by geographic area for the three and nine months ended January 1, 2010 and January 2, 2009 was as follows:

	Three months ended		Nine months ended
	January 1, 2010	January 2, 2009	January 1, 2010	January 2, 2009
	(In thousands)
United States	$120,321	$128,662	$380,723	$391,156
Europe, Middle East and Africa	24,662	12,223	64,261	34,220
Asia, Pacific	5,944	5,489	18,380	20,991
North America other than United States	2,782	3,151	5,650	12,822
Latin America	2,655	837	6,424	3,414

	$156,364	$150,362	$475,438	$462,603

     The Company distinguishes revenues from external customers by geographic areas based on customer location.
     The net book value of long-lived assets located outside the United States was $3.7 million and $0.3 million at January 1, 2010 and April 3, 2009, respectively.
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     During the nine months ended January 1, 2010 and January 2, 2009, under the satellite construction contract, the Company paid $51.3 million and $65.3 million, respectively, to SS/L and had $3.8 million and a $9.7 million payable related to SS/L as of January 1, 2010 and April 3, 2009, respectively. During the nine months ending January 1, 2010, the Company also received $2.4 million from SS/L under the beam sharing agreement with Loral. There was no cash received from SS/L for the nine months ending January 2, 2009. Accounts receivable due from SS/L under the beam sharing agreement with Loral were $0.2 million and $0.3 million as of January 1, 2010 and April 3, 2009, respectively. From time to time the Company enters into various contracts in the ordinary course of business with Telesat Canada. All amounts for the respective periods were not material.
Note 15 — Subsequent Events
     On January 4, 2010, the Company repurchased 251,731 shares of ViaSat common stock from Intelsat USA Sales Corp (Intelsat) for $8.0 million in cash.

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
Company Overview
     We are a leading provider of advanced satellite and wireless communications and secure networking systems, products and services. We have leveraged our success developing complex satellite communication systems and equipment for the U.S. government and select commercial customers to develop end-to-end satellite network solutions for a wide array of applications and customers. Our product and systems offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that our portfolio of products, combined with our ability to effectively cross-deploy technologies between government and commercial segments and across different geographic markets, provides us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies. Our customers, including the U.S. government, leading aerospace and defense prime contractors, network integrators and communications service providers, rely on our solutions to meet their complex communications and networking requirements. In addition, following our recent acquisition of WildBlue, we are a leading provider of satellite broadband internet services in the United States. ViaSat was incorporated in California in 1986, and reincorporated as a Delaware corporation in 1996.
     On December 15, 2009, we completed our acquisition of WildBlue Holding, Inc. (WildBlue), a leading Ka-band satellite broadband internet service provider. In connection with the acquisition, we paid approximately $442.7 million in cash and issued approximately 4.29 million shares of ViaSat common stock to WildBlue equity and debt holders. ViaSat retained approximately $64.7 million of WildBlue’s cash on hand. To finance part of the cash payment made to WildBlue equity and debt holders, in October 2009 we issued $275.0 million in aggregate principal amount of 8.875% senior notes due 2016 (the Notes). To provide additional liquidity and flexibility in connection with the WildBlue acquisition, in October 2009 we also increased the amount of our revolving line of credit to $210.0 million.
     ViaSat operates in three segments: government systems, commercial networks and satellite services.
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

     The primary products and services of our government systems segment include:
•	Tactical data links, including Multifunctional Information Distribution System (MIDS) terminals for military fighter jets, and their successor, MIDS Joint Tactical Radio System (MIDS JTRS) terminals (which we expect will be available in 2010), “disposable” weapon data links, portable small tactical terminals and digital video data links for intelligence, surveillance and reconnaissance from Unmanned Aerial Vehicles (UAVs) and ground systems,
•	Information assurance products that enable military and government users to communicate information securely over networks, and that secure data stored on computers and storage devices, and
•	Government satellite communication systems, including an array of portable and fixed broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands.
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
     Our satellite communication systems and ground networking equipment and products cater to a wide range of domestic and international commercial customers and include:
•	Mobile broadband satellite communication systems, designed for use in aircraft, seagoing vessels and high-speed trains,
•	Consumer broadband, including next-generation satellite network infrastructure and ground terminals to access high capacity satellites,
•	Satellite networking systems design and technology development, including design and technology services covering all aspects of satellite communication system architecture and technology,
•	Enterprise Very Small Aperture Terminal (VSAT) networks and products, designed to provide enterprises with broadband access to the internet or private networks, and
•	Antenna systems for terrestrial and satellite applications, specializing in small, low-profile, multi-band antennas for mobile satellite communications.
Satellite Services
     Our satellite services segment complements our commercial networks segment by providing wholesale and retail satellite-based broadband internet services in the United States via our satellite and capacity agreements and managed network services for the satellite communication systems of our enterprise and mobile broadband customers.
     The primary services offered by our satellite services segment comprise:
•	Wholesale and retail broadband services, comprised of WildBlue® service, which provides two-way satellite-based broadband internet access to consumers and small businesses in the United States. As of January 1, 2010, we provided WildBlue service to approximately 423,000 subscribers.
•	Mobile broadband services, comprised of network management services for customers who use our ArcLight-based mobile satellite systems, and
•	Managed broadband services, comprised of a full-service managed broadband service for everyday enterprise networking or backup protection for primary networks.

In addition, following the launch of ViaSat-1, we expect to provide wholesale broadband service over ViaSat-1 in the United States at speeds and volumes that provide a broadband experience that is comparable to or better than terrestrial broadband alternatives such as cable modems and DSL connections. We expect this service to become available in 2011. We plan to offer wholesale broadband services via ViaSat-1 to national and regional distribution partners, including retail service providers and communications companies.
Sources of Revenues
     To date, our ability to grow and maintain our revenues has depended on our ability to identify and target markets where the customer places a high priority on the technology solution, and our ability to obtain additional sizable contract awards. Due to the nature of this process, it is difficult to predict the probability and timing of obtaining awards in these markets.
     Our products are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts, which require us to provide products and services under a contract at a specified price, comprised approximately 92% and 87% of our revenues for the three months ended January 1, 2010 and January 2, 2009, respectively, and 90% and 86% of our revenues for the nine months ended January 1, 2010 and January 2, 2009, respectively. The remainder of our revenue for such periods was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).
     Historically, a significant portion of our revenues has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately $17.1 million or 11% and $28.9 million or 19% of our total revenues in the three months ended January 1, 2010 and January 2, 2009, respectively. Revenues for our funded research and development from our customer contracts were approximately $75.0 million or 16% and $93.3 million or 20% of our total revenues in the nine months ended January 1, 2010 and January 2, 2009, respectively.
     We also incur independent research and development expenses, which are not directly funded by a third party. Independent research and development expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development programs. Independent research and development expenses were approximately 5% of revenues during the three months ended January 1, 2010 and January 2, 2009, and 5% of revenues during the nine months ended January 1, 2010 and January 2, 2009. As a government contractor, we are able to recover a portion of our independent research and development expenses pursuant to our government contracts.
     Our satellite services segment revenues are primarily derived from our recently acquired WildBlue business (which provides wholesale and retail satellite-based broadband internet services in the United States) and our managed network services which complement the commercial networks segment by supporting the satellite communication systems of the Company’s enterprise and mobile broadband customers.
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

Revenue recognition
     A substantial portion of our revenues is derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to these contracts are accounted for under authoritative guidance for the percentage-of-completion method of accounting (the American Institute of Certified Public Accountants’ (AICPA) Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” / ASC 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract or as products are shipped under the units-of-delivery method.
     The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended January 1, 2010 and January 2, 2009, we recorded losses of approximately $0.6 million and $0.2 million, respectively, related to loss contracts. During the nine months ended January 1, 2010 and January 2, 2009, we recorded losses of approximately $5.7 million and $1.6 million, respectively, related to loss contracts.
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
     We believe we have established appropriate systems and processes to enable us to reasonably estimate future cost on our programs through regular quarterly evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we would disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of January 1, 2010 would change our income before income taxes by approximately $0.4 million.
     We also have contracts and purchase orders where revenue is recorded on delivery of products or performance of services in accordance with the authoritative guidance for revenue recognition (Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition” / ASC 605). Under this standard, we recognize revenue when an arrangement exists, prices are determinable, collectability is reasonably assured and the goods or services have been delivered.
     We also enter into certain leasing arrangements with customers and evaluate the contracts in accordance with FASB ASC Topic 840 — Leases. Our accounting for equipment leases involves specific determinations under the authoritative guidance, which often involve complex provisions and significant judgments. In accordance with the authoritative guidance, we classify the transactions as sales type or operating leases based on (1) review for transfers of ownership of the property to the lessee by the end of the lease term, (2) review of the lease terms to determine if it contains an option to purchase the leased property for a price which is sufficiently lower than the expected fair value of the property at the date the option, (3) review of the lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and (4) review of the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. Additionally we consider the cancelability of the contract and any related uncertainty of collections or risk in recoverability of the lease investment at lease inception. Revenue from sales type leases is recognized at the inception of the lease or when the equipment has been delivered and installed at the customer site, if installation is required. Revenues from equipment rentals under operating leases are recognized as earned over the lease term, which is generally on a straight-line basis.

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
     Collections in excess of revenues and deferred revenues represent cash collected from customers in advance of revenue recognition and are recorded in accrued liabilities for obligations within the next twelve months. Amounts for obligations extending beyond the twelve months are recorded within other liabilities in the consolidated financial statements.
Accounting for stock-based compensation
     We grant options to purchase our common stock and award restricted stock units to our employees and directors under our equity compensation plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our employee stock purchase plan. The benefits provided under these plans are stock-based payments subject to the provisions of the authoritative guidance for share-based payments (revised Statement of Financial Accounting Standards (SFAS) No. 123 (SFAS 123R), “Share-Based Payment” / ASC 718). Stock-based compensation expense recognized under the authoritative guidance for share-based payments for the three months ended January 1, 2010 and January 2, 2009 was $3.3 million and $2.5 million, respectively. Stock-based compensation expense recognized under the authoritative guidance for share-based payments for the nine months ended January 1, 2010 and January 2, 2009 was $8.4 million and $7.6 million, respectively.
Allowance for doubtful accounts
     We make estimates of the collectability of our accounts receivable based on historical bad debts, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debt allowances have been minimal; a contributing factor to this is that a significant portion of our sales has been to the U.S. government. Our accounts receivable balance was $185.6 million, net of allowance for doubtful accounts of $0.1 million, as of January 1, 2010, and $164.1 million, net of allowance for doubtful accounts of $0.4 million, as of April 3, 2009.
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
Goodwill
     We account for our goodwill under authoritative guidance for goodwill and other intangible assets (SFAS 142, “Goodwill and Other Intangible Assets” / ASC 350). The guidance (SFAS 142 / ASC 350) for goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. Reporting units within our government systems, commercial networks and satellite services segments have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value, if any, represents the amount of goodwill impairment. We test goodwill for impairment during the fourth quarter every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

     We estimate the fair values of the related operations using discounted cash flows and other indicators of fair value. We base the forecast of future cash flows on our best estimate of the future revenues and operating costs, which we derive primarily from existing firm orders, expected future orders, contracts with suppliers, labor agreements and general market conditions. Changes in these forecasts could cause a particular reporting unit to either pass or fail the first step in the guidance (SFAS 142 / ASC 350) related to the goodwill impairment model, which could significantly influence whether a goodwill impairment needs to be recorded. We adjust the cash flow forecasts by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation. In applying the first step, which is identification of any impairment of goodwill, no impairment of goodwill has resulted.
Property, equipment and satellites
     Equipment, computers and software, furniture and fixtures, and our ViaSat-1 satellite under construction are recorded at cost, net of accumulated depreciation. Costs are capitalized as incurred and for our satellite include construction, launch and insurance. Satellite construction costs, including launch services and insurance, are generally procured under long-term contracts that provide for payments by us over the contract periods. In addition, interest expense is capitalized on the carrying value of the satellite during the construction period. Satellite construction and launch services costs are capitalized to reflect progress toward completion, which typically coincides with contract milestone payment schedules. Insurance premiums related to the satellite launch and subsequent in-orbit testing are capitalized and amortized over the estimated useful lives of the satellite. Performance incentives payable in future periods are dependent on the continued satisfactory performance of the satellite in service.
     As a result of the acquisition of WildBlue on December 15, 2009, we acquired the WildBlue-1 satellite (which was placed into service in March 2007) and an exclusive prepaid lifetime capital lease of Ka-band capacity on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005). The acquired assets also included the indoor and outdoor customer premise equipment (CPE) units leased to subscribers under WildBlue’s retail leasing program.
Impairment of long-lived assets (property, equipment and satellites, and other intangible assets)
     In accordance with the authoritative guidance for impairment or disposal of long-lived assets (SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” / ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. We have not identified any such impairment.
Income taxes and valuation allowance on deferred tax assets
     Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with the authoritative guidance for income taxes (SFAS 109, “Accounting for Income Taxes” / ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
     Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with the authoritative guidance for income taxes, net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our valuation allowance against deferred tax assets increased from $2.1 million at April 3, 2009 to $10.9 million at January 1, 2010. The valuation allowance relates to state net operating loss carryforwards and research credit carryforwards available to reduce state income taxes. The increase in the valuation allowance was due to the acquisition of certain deferred tax assets of WildBlue. The acquired deferred tax assets from WildBlue were recorded net of the valuation allowance.
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
Results of Operations
     The following table presents, as a percentage of related revenues or total revenues, income statement data for the periods indicated.

	Three months ended		Nine months ended
	January 1, 2010	January 2, 2009	January 1, 2010	January 2, 2009
Revenues	100.0%	100.0%	100.0%	100.0%
Product revenues	87.7	93.9	92.1	94.5
Service revenues	12.3	6.1	7.9	5.5
Operating expenses:
Cost of product revenues	72.0	71.4	70.6	71.6
Cost of service revenues	60.4	51.5	65.5	64.1
Selling, general and administrative	22.0	15.9	19.0	15.8
Independent research and development	5.0	4.7	4.5	5.1
Amortization of intangible assets	1.2	1.5	1.0	1.5

Income from operations	1.2	7.7	5.3	6.5
Income before income taxes	0.1	7.7	4.9	6.7
Net income	2.0	7.1	4.3	5.7
Net income attributable to ViaSat, Inc.	2.1	7.1	4.4	5.7
Three Months Ended January 1, 2010 vs. Three Months Ended January 2, 2009
Product revenues

	Three months ended		Dollar	Percentage
	January 1,	January 2,	increase	increase
(In millions, except percentages)	2010	2009	(decrease)	(decrease)
Product revenues	$137.1	$141.2	$(4.0)	(2.8)%
Percentage of total revenues	87.7%	93.9%
     Product revenues decreased from $141.2 million to $137.1 million during the third quarter of fiscal year 2010 when compared to the same period last year. The decrease is primarily related to a $4.7 million reduction in government systems segment product revenues partially offset by an increase of $0.8 million from the commercial networks segment. The product revenue decrease in our government systems segment primarily resulted from lower product sales of $6.8 million in next-generation tactical data link development and $1.3 million in video data link systems, offset by higher product sales of $4.1 million in next-generation military satellite communication systems. Our commercial networks segment product revenue increase was mainly due to higher product sales of $6.6 million from our enterprise VSAT products and $4.7 million from our antenna systems products, offset by a reduction in product sales from our mobile satellite communications systems of $5.4 million and $4.2 million from our consumer broadband products.
Service revenues

	Three months ended		Dollar	Percentage
	January 1,	January 2,	increase	increase
(In millions, except percentages)	2010	2009	(decrease)	(decrease)
Service revenues	$19.2	$9.2	$10.0	108.8%
Percentage of total revenues	12.3%	6.1%
     Service revenues increased from $9.2 million to $19.2 million primarily due to the acquisition of WildBlue which contributed $9.0 million of service revenues in our satellite services segment in the third quarter of fiscal year 2010, since the date of acquisition. The remainder of the service revenue increase was primarily driven by mobile satellite services, which were also included in our satellite services segment.
Cost of product revenues

	Three months ended		Dollar	Percentage
	January 1,	January 2,	increase	increase
(In millions, except percentages)	2010	2009	(decrease)	(decrease)
Cost of product revenues	$98.7	$100.8	$(2.1)	(2.1)%
Percentage of product revenues	72.0%	71.4%
     Our quarterly cost of product revenues decreased from $100.8 million to $98.7 million during the third quarter of fiscal year 2010 when compared to the third quarter of fiscal year 2009 primarily due to our decreased product revenues. Cost of product revenues as a percentage of product revenues stayed relatively flat at 71.4% for the third quarter of fiscal year 2009 and 72.0% for the third quarter of fiscal year 2010. This was primarily a result of product cost increases of approximately $2.2 million in our government systems segment mainly from lower margins earned on next-generation tactical data link development programs, offset by product cost decreases of approximately $0.9 million in our commercial networks segment mainly from enterprise VSAT products. Cost of product revenues may fluctuate in future periods depending on the mix of products sold, competition, new product introduction costs and other factors.
Cost of service revenues

	Three months ended		Dollar	Percentage
	January 1,	January 2,	increase	increase
(In millions, except percentages)	2010	2009	(decrease)	(decrease)
Cost of service revenues	$11.6	$4.7	$6.9	144.9%
Percentage of service revenues	60.4%	51.5%
     Our quarterly cost of service revenues increased from $4.7 million to $11.6 million during the third quarter of fiscal year 2010 when compared to the third quarter of fiscal year 2009 primarily due the service revenue increase from the acquisition of WildBlue included in our satellite services segment. The remainder of the increase in cost of service revenues was primarily driven by service cost increases in mobile satellite service development efforts also within our satellite services segment. Cost of service revenues may fluctuate in future periods depending on the mix of services provided, competition, new service introduction costs and other factors.
Selling, general and administrative expenses

	Three months ended		Dollar	Percentage
	January 1,	January 2,	increase	increase
(In millions, except percentages)	2010	2009	(decrease)	(decrease)
Selling, general and administrative	$34.4	$24.0	$10.5	43.7%
Percentage of revenues	22.0%	15.9%

     The increase in selling, general and administrative expenses (SG&A) of $10.5 million in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009 was primarily attributable to $4.6 million in transaction expenses incurred in connection with the WildBlue acquisition and $5.0 million in SG&A attributable to WildBlue from the day of the acquisition through the end of the quarter (of which $2.7 million related to certain post-acquisition charges recorded for restructuring cost related to terminated employees). SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government, commercial and satellite service sales opportunities.
Independent research and development

	Three months ended		Dollar	Percentage
	January 1,	January 2,	increase	increase
(In millions, except percentages)	2010	2009	(decrease)	(decrease)
Independent research and development	$7.9	$7.0	$0.9	12.6%
Percentage of revenues	5.0%	4.7%
     The increase in independent, research and development (IR&D) expenses of approximately $0.9 million reflected a year-over-year third quarter increase in the commercial networks segment of $1.7 million during the third quarter of fiscal year 2010 when compared to the same period in fiscal year 2009 and a decrease in the government systems segment of $0.9 million. The higher IR&D expenses were principally due to increased IR&D related to next generation consumer broadband products.
     Amortization of acquired intangible assets. We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from eight months to ten years. The decrease in amortization is due to the fact that certain acquired technology intangibles in our commercial networks segment became fully amortized over the preceding twelve-months, offset partially by amortization of approximately $0.5 million related to the new intangibles acquired as a result of the WildBlue acquisition in December 2009. Current and expected amortization expense for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended January 1, 2010	$4,768

Expected for the remainder of fiscal year 2010	$4,598
Expected for fiscal year 2011	17,777
Expected for fiscal year 2012	16,551
Expected for fiscal year 2013	13,446
Expected for fiscal year 2014	11,705
Thereafter	29,880

$93,957

     Interest income. The increase in interest income of $0.3 million quarter over quarter was primarily due to slightly higher average interest rates on our investments and higher average invested cash balances during the third quarter of fiscal year 2010 when compared to the same period last fiscal year.
     Interest expense. The increase in interest expense of $2.0 million quarter over quarter was primarily due to interest expense in connection with the Notes and our revolving credit facility (the Credit Facility). We capitalized $3.8 million of interest expense associated with the construction of our ViaSat-1 satellite during the three months ended January 1, 2010 compared to no amounts capitalized during the corresponding period of the prior fiscal year. The amount of such capitalized interest will depend on the carrying value of the ViaSat-1 satellite and the duration of the construction phase of the project. We expect to incur significantly more interest expense as a result of the issuance on October 22, 2009 of the Notes and will continue to capitalize additional interest related to our ViaSat-1 satellite construction project.
     Provision (Benefit) for Income Taxes. The income tax benefit of $2.9 million for the third quarter of fiscal 2010 was lower than the expected tax expense based on the 17.4% estimated annual effective tax rate primarily due to the recognition of approximately $2.6 million of previously unrecognized tax benefits due to the expiration of the statute of limitations for certain previously filed tax returns, partially offset by non-deductible acquisition-related costs associated with our WildBlue acquisition. Our estimated annual effective tax rate of approximately 17.4% for fiscal year 2010 reflects the expiration of the federal research and development tax credit on December 31, 2009. If the federal research and development tax credit is reinstated, we may have a lower annual effective tax rate and the amount of the tax rate reduction will depend on the effective date of any such reinstatement, the terms of the reinstatement as well as the amount of eligible research and development expenses in the reinstated period.
Segment Results for the Three Months Ended January 1, 2010 vs. Three Months Ended January 2, 2009
Government systems segment
Revenues

	Three months ended		Dollar	Percentage
	January 1,	January 2,	increase	increase
(In millions, except percentages)	2010	2009	(decrease)	(decrease)
Revenues	$89.1	$93.8	$(4.7)	(5.0)%
     The revenue decrease in our government systems segment was primarily derived from lower product sales of $6.8 million in next-generation tactical data link development and $1.3 million in video data link systems, offset by higher product sales of $4.1 million in next-generation military satellite communication systems.
Segment operating profit

	Three months ended		Dollar	Percentage
	January 1,	January 2,	increase	increase
(In millions, except percentages)	2010	2009	(decrease)	(decrease)
Operating profit	$10.8	$14.3	$(3.5)	(24.4)%
Percentage of segment revenue	12.1%	15.2%
     The decrease in our government systems segment operating profit of $3.5 million during the third quarter of fiscal year 2010 when compared to the third quarter of fiscal year 2009 was primarily due to decreased revenues coupled with lower product contributions, resulting in higher cost of revenues of approximately $2.2 million and also due to higher selling, support and new business proposal costs of approximately $0.5 million.
Commercial networks segment
Revenues

	Three months ended		Dollar	Percentage
	January 1,	January 2,	increase	increase
(In millions, except percentages)	2010	2009	(decrease)	(decrease)
Revenues	$55.0	$54.2	$0.8	1.5%
     Our commercial networks segment revenue increase was mainly due to higher product sales of $6.6 million from our enterprise VSAT products and $4.7 million from our antenna systems products, offset by a reduction in product sales of $5.4 million from our mobile satellite communications systems and $4.2 million from our consumer broadband products.

Segment operating (loss) profit

	Three months ended		Dollar	Percentage
	January 1,	January 2,	increase	increase
(In millions, except percentages)	2010	2009	(decrease)	(decrease)
Operating (loss) profit	$(0.8)	$0.1	$(0.9)	(1,260.1)%
Percentage of segment revenues	(1.5)%	0.1%
     Our commercial networks segment changed to an operating loss from an operating profit in the third quarter of fiscal year 2010 when compared to the same period last fiscal year. This change was primarily due to an increase in IR&D costs of approximately $1.8 million and higher selling, support and new business proposal costs of $0.3 million, offset by increased revenues and related product contributions of $1.2 million.
Satellite services segment
Revenues

	Three months ended		Dollar	Percentage
	January 1,	January 2,	increase	increase
(In millions, except percentages)	2010	2009	(decrease)	(decrease)
Revenues	$12.3	$2.4	$9.9	412.2%
     Our satellite services segment revenue increase of approximately $9.9 million was primarily attributable to the acquisition of WildBlue in December 2009, which contributed $9.0 million of service revenues in our satellite services segment in the third quarter of fiscal year 2010, since the date of acquisition. The remainder of the revenue increase in our satellite services segment was primarily driven by mobile satellite services.
Segment operating loss

	Three months ended		Dollar	Percentage
	January 1,	January 2,	increase	increase
(In millions, except percentages)	2010	2009	(decrease)	(decrease)
Operating loss	$(6.2)	$(0.4)	$(5.7)	(1,333.2)%
Percentage of segment revenues	(50.3)%	(18.0)%
     The increase in satellite services segment operating loss of $5.7 million during the third quarter of fiscal year 2010 when compared to the third quarter of fiscal year 2009 was primarily due to the acquisition of WildBlue. We incurred $5.0 million in SG&A expenses in the WildBlue business during the third quarter of fiscal year 2010 since the date of acquisition (of which $2.7 million related to certain post-acquisition charges recorded for restructuring costs related to terminated employees) and incurred approximately $4.6 million in WildBlue transaction-related expenses during the quarter, offset by WildBlue revenues and related product contributions of $3.8 million.
Nine Months Ended January 1, 2010 vs. Nine Months Ended January 2, 2009
Product revenues

	Nine months ended		Dollar	Percentage
	January 1,	January 2,	increase	increase
(In millions, except percentages)	2010	2009	(decrease)	(decrease)
Product revenues	$437.9	$437.0	$0.9	0.2%
Percentage of total revenues	92.1%	94.5%
     Product revenues increased from $437.0 million to $437.9 million during the first nine months of fiscal year 2010 when compared to the same period last year. Increased product revenues were experienced in our government systems segment, which increased by $4.7 million, offset by a decrease in our commercial networks segment of $3.7 million. Product revenue increases in our government systems segment were primarily derived from higher product sales of $16.8 million in next-generation military satellite communication systems, offset by lower product sales of $7.2 million in next-generation tactical data link development and $5.7 million in information assurance products and development programs. Our commercial networks segment product revenue decrease was mainly due to a reduction in sales of $12.1 million from our consumer broadband products and $6.0 million from our mobile satellite communications systems products, offset by higher sales of $10.5 million from our enterprise VSAT products and $3.4 million from our antenna systems products.

Service revenues

	Nine months ended		Dollar	Percentage
	January 1,	January 2,	increase	increase
(In millions, except percentages)	2010	2009	(decrease)	(decrease)
Service revenues	$37.5	$25.6	$11.9	46.5%
Percentage of total revenues	7.9%	5.5%
     Service revenues increased from $25.6 million to $37.5 million primarily due to the acquisition of WildBlue in December 2009 which contributed $9.0 million of service revenues in our satellite services segment in the third quarter of fiscal year 2010. The remainder of the service revenue increase was primarily driven by growth in our mobile satellite services revenues, which are also included in our satellite services segment.
Cost of product revenues

	Nine months ended		Dollar	Percentage
	January 1,	January 2,	increase	increase
(In millions, except percentages)	2010	2009	(decrease)	(decrease)
Cost of product revenues	$309.1	$312.7	$(3.6)	(1.14)%
Percentage of product revenues	70.6%	71.6%
     Our cost of product revenues decreased from $312.7 million to $309.1 million during the first nine months of fiscal year 2010 when compared to the same period of fiscal year 2009. We experienced a decrease in cost of product revenues as a percent of product revenues from 71.6% to 70.6%. This improvement was primarily due to product cost reductions of approximately $1.8 million in our commercial networks segment mainly from our enterprise VSAT products and $0.9 million in our government systems segment primarily from information assurance products and development programs, offset by lower margins on video datalink systems. Cost of product revenues may fluctuate in future periods depending on the mix of products sold, competition, new product introduction costs and other factors.
Cost of service revenues

	Nine months ended		Dollar	Percentage
	January 1,	January 2,	increase	increase
(In millions, except percentages)	2010	2009	(decrease)	(decrease)
Cost of service revenues	$24.6	$16.4	$8.2	49.7%
Percentage of service revenues	65.5%	64.1%
     Our cost of service revenues increased from $16.4 million to $24.6 million during the first nine months of fiscal year 2010 when compared to the same period of fiscal year 2009 primarily due the service revenue increase from the acquisition of WildBlue included in our satellite services segment. The remainder of the increase in cost of service revenues was primarily driven by service cost increases in mobile satellite service development efforts which are also within our satellite services segment. Cost of service revenues may fluctuate in future periods depending on the mix of services provided, competition, new service introduction costs and other factors.
Selling, general and administrative expenses

	Nine months ended		Dollar	Percentage
	January 1,	January 2,	increase	increase
(In millions, except percentages)	2010	2009	(decrease)	(decrease)
Selling, general and administrative	$90.3	$73.0	$17.3	23.7%
Percentage of revenues	19.0%	15.8%
     The increase in SG&A expenses of $17.3 million during the first nine months of fiscal year 2010 compared to the same period of fiscal year 2009 was primarily attributable to $7.1 million in transaction expenses incurred in connection with the WildBlue acquisition, $5.0 million in SG&A attributable to WildBlue since the date of acquisition (of which $2.7 million related to certain post-

acquisition charges recorded for restructuring costs related to terminated employees), increased support costs related to business growth of approximately $3.2 million and new business proposal costs for new contract awards of approximately $3.2 million primarily in our government systems segment, offset by lower selling costs of approximately $1.1 million mainly in our commercial networks segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government, commercial and satellite service sales opportunities.
Independent research and development

	Nine months ended		Dollar	Percentage
	January 1,	January 2,	increase	increase
(In millions, except percentages)	2010	2009	(decrease)	(decrease)
Independent research and development	$21.6	$23.5	$(1.9)	(8.2)%
Percentage of revenues	4.5%	5.1%
     The decrease in IR&D expenses of approximately $1.9 million reflected a year-over-year decrease in the government systems segment of $2.2 million offset by an increase in the commercial networks segment of $0.3 million for the first nine months of fiscal year 2010 when compared to the same period in fiscal year 2009. The lower IR&D expenses were principally due to a shift of some of our efforts from internal development projects to customer-funded development.
     Amortization of acquired intangible assets. We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from eight months to ten years. The decrease in amortization is due to the fact that certain acquired technology intangibles in our commercial networks segment became fully amortized over the preceding twelve-month period, offset partially by amortization of approximately $0.5 million related to new intangibles acquired as a result of the WildBlue acquisition in December 2009. Current and expected amortization expense for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended January 1, 2010	$4,768

Expected for the remainder of fiscal year 2010	$4,598
Expected for fiscal year 2011	17,777
Expected for fiscal year 2012	16,551
Expected for fiscal year 2013	13,446
Expected for fiscal year 2014	11,705
Thereafter	29,880

$93,957

     Interest income. The decrease in interest income of $0.8 million was primarily due to lower interest rates on our investments and lower average invested cash balances.
     Interest expense. The increase in interest expense of $2.2 million year over year was primarily due to interest expense on the Notes and Credit Facility. We capitalized $5.0 million of interest expense associated with the construction of our ViaSat-1 satellite during the nine months ended January 1, 2010 compared to no amounts capitalized during the corresponding period of the prior fiscal year. The amount of such capitalized interest will depend on the carrying value of the ViaSat-1 satellite and the duration of the construction phase of the project. We expect to incur significantly more interest expense as a result of the issuance on October 22, 2009 of the Notes and will continue to capitalize additional interest related to our ViaSat-1 satellite construction project.
     Provision for Income Taxes. Our effective tax rate for the nine months ended January 1, 2010 was approximately 11.9%, as compared to the 17.4% estimated annual effective tax rate for fiscal year 2010. The difference was primarily due to the recognition of approximately $2.6 million of previously unrecognized tax benefits due to the expiration of the statute of limitations for certain previously filed tax returns, partially offset by non-deductible acquisition-related costs associated with the WildBlue acquisition. This compares to an effective tax rate of 15.5% for the nine months ended January 2, 2009, which reflected the retroactive reinstatement of the federal research and development tax credit during such fiscal period. Our estimated annual effective tax rate of approximately 17.4% for fiscal year 2010 reflects the expiration of the federal research and development tax credit on December 31, 2009. If the federal research and development tax credit is reinstated, we may have a lower annual effective tax rate and the amount of the tax rate reduction will depend on the effective date of any such reinstatement, the terms of the reinstatement as well as the amount of eligible research and development expenses in the reinstated period.
Segment Results for the Nine Months Ended January 1, 2010 vs. Nine Months Ended January 2, 2009
Government systems segment
Revenues

	Nine months ended		Dollar	Percentage
	January 1,	January 2,	increase	increase
(In millions, except percentages)	2010	2009	(decrease)	(decrease)
Revenues	$284.5	$279.7	$4.7	1.7%
     The revenue increase in our government systems segment was primarily derived from higher product sales of $16.8 million in next-generation military satellite communication systems offset by lower product sales of $7.2 million in next-generation tactical data link development and a decrease in product sales of $5.7 million in information assurance products and development programs.
Segment operating profit

	Nine months ended		Dollar	Percentage
	January 1,	January 2,	increase	increase
(In millions, except percentages)	2010	2009	(decrease)	(decrease)
Operating profit	$37.2	$39.6	$(2.5)	(6.2)%
Percentage of segment revenue	13.1%	14.2%
     Our government systems segment operating profits decreased $2.5 million for the first nine months of fiscal year 2010 when compared to the first nine months of fiscal year 2009 primarily due to higher selling and support costs of approximately $7.2 million which were offset by increased revenues and related product contributions of approximately $2.5 million and lower IR&D costs of approximately $2.2 million.
Commercial networks segment
Revenues

	Nine months ended		Dollar	Percentage
	January 1,	January 2,	increase	increase
(In millions, except percentages)	2010	2009	(decrease)	(decrease)
Revenues	$172.7	$176.4	$(3.7)	(2.1)%
     Our commercial networks segment revenue decrease was mainly due to a $12.1 million reduction in consumer broadband product sales and a $6.0 million reduction in sales from our mobile satellite communications systems products, offset by higher sales of $10.5 million from our enterprise VSAT products and $3.4 million from our antenna systems products.

Segment operating profit

	Nine months ended		Dollar	Percentage
	January 1,	January 2,	increase	increase
(In millions, except percentages)	2010	2009	(decrease)	(decrease)
Operating profit	$3.0	$0.6	$2.3	369.0%
Percentage of segment revenues	1.7%	0.4%
     Our commercial networks segment operating profit increased in the first nine months of fiscal year 2010 when compared to the same period last fiscal year primarily due to product cost decreases of approximately $1.8 million mainly from our enterprise VSAT products and a $1.6 million decrease in selling, support and new business proposal costs, offset by $0.3 million increase in IR&D costs.
Satellite services segment
Revenues

	Nine months ended		Dollar	Percentage
	January 1,	January 2,	increase	increase
(In millions, except percentages)	2010	2009	(decrease)	(decrease)
Revenues	$18.3	$6.5	$11.7	179.7%
     Our satellite services segment revenue increase of approximately $11.7 million was primarily due to the acquisition of WildBlue in December 2009, which contributed $9.0 million of service revenues in the third quarter of fiscal year 2010 since the date of acquisition. The remainder of the revenue increase in our satellite services segment is primarily driven by mobile satellite services.
Segment operating loss

	Nine months ended		Dollar	Percentage
	January 1,	January 2,	(increase)	(increase)
(In millions, except percentages)	2010	2009	decrease	decrease
Operating loss	$(10.2)	$(3.3)	$(7.0)	(213.8)%
Percentage of segment revenues	(55.9)%	(49.8)%
     The increase in our satellite services segment operating loss of $7.0 million in the first nine months of fiscal year 2010 when compared to the same period last fiscal year was primarily due to approximately $7.1 million in transaction-related expenses incurred in connection with the WildBlue acquisition and $5.0 million in SG&A expenses incurred by WildBlue during the third quarter of fiscal year 2010 since the date of acquisition (of which $2.7 million related to certain post-acquisition charges recorded for restructuring cost related to terminated employees), offset by WildBlue revenues and related product contributions of $3.8 million.
Backlog
     As reflected in the table below, both funded and firm backlog increased during the first nine months of fiscal year 2010, primarily due to some expected large contract awards that we began pursuing in fiscal year 2009 for which negotiations were completed in fiscal year 2010.

	January 1, 2010	April 3, 2009
	(In millions)
Firm backlog
Government Systems segment	$207.5	$225.6
Commercial Networks segment	242.4	238.7
Satellite Services segment	28.8	10.3

Total	$478.7	$474.6

Funded backlog
Government Systems segment	$190.4	$209.1
Commercial Networks segment	242.4	187.1
Satellite Services segment	28.8	10.3

Total	$461.6	$406.5

Contract options	$28.1	$25.6

     The firm backlog does not include contract options. Of the $478.7 million in firm backlog, approximately $118.5 million is expected to be delivered during the remaining three months of fiscal year 2010, and the balance is expected to be delivered in fiscal year 2011 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.

     Our total new awards were $157.1 million and $503.4 million for the three and nine months ended January 1, 2010, respectively, compared to $143.1 million and $604.5 million for the three and nine months ended January 2, 2009, respectively.
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
Liquidity and Capital Resources
Overview
     We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing and equity financing. During the third quarter of fiscal year 2010, we generated $413.6 million of net cash from financing activities, which included proceeds for our issuance of the Notes and additional borrowings under our Credit Facility. The general cash needs of our government systems, commercial networks and satellite services segments can vary significantly and depend on the type and mix of contracts in backlog (i.e., product or service, development or production, and timing of payments), the quality of the customer (i.e., government or commercial, domestic or international), the duration of the contract and the timing of payment milestones under our satellite construction and launch contracts. In addition, primarily within our government systems and commercial networks segments, program performance significantly impacts the timing and amount of cash flows. If a program is performing and meeting its contractual requirements, then the cash flow requirements are usually lower. The cash needs of the government systems segment tend to be more a function of the type of contract rather than customer quality. Also, U.S. government procurement regulations tend to restrict the timing of cash payments on the contract. In the commercial networks and satellite services segments, our cash needs are driven primarily by the quality of the customer and the type of contract. The quality of the customer can affect the specific contract cash flow and whether financing instruments are required by the customer. In addition, the commercial networks and satellite services financing environments tend to provide for more flexible payment terms with customers, including advance payments.
     Cash provided by operating activities for the first nine months of fiscal year 2010 was $57.9 million as compared to $31.5 million for the first nine months of fiscal year 2009. The $26.4 million increase in cash provided by operating activities for the first nine months of fiscal year 2010 as compared to the first nine months of fiscal year 2009 was primarily attributed to a year-over-year net decrease in cash used for net operating assets of $34.4 million, offset by lower year-over-year net income of $5.8 million. The net operating asset decrease was predominantly due to an increase in our collections in excess of revenues included in accrued liabilities, which increased $16.6 million from the prior fiscal year-end, offset by growth in our combined billed and unbilled accounts receivable, net, which increased by approximately $10.1 million from the prior fiscal year-end prior to the effect of the WildBlue acquisition. Receivables growth in the first nine months of fiscal year 2010 was largely due to the timing of certain contract billing milestones on programs in both our commercial networks segment and government systems segment.
     Cash used in investing activities in the first nine months of fiscal year 2010 was $468.3 million as compared to $93.9 million for the first nine months of fiscal year 2009. The increase in cash used in investing activities was primarily related to $378.0 million of net cash used for the acquisition of WildBlue, offset by lower construction payments for ViaSat-1 of approximately $65.0 million and lower additional capital expenditures for equipment of approximately $20.4 million for the first nine months of fiscal year 2010 compared to approximately $71.5 million and $19.2 million, respectively, for the same period of fiscal year 2009.
     Cash provided by financing activities for the first nine months of fiscal year 2010 was $413.6 million as compared to $1.6 million for the first nine months of fiscal year 2009. The approximate $411.9 million increase in cash inflows for the first nine months of fiscal year 2010 compared to the same period of last fiscal year was primarily related to the $271.6 million and $263.0 million in proceeds from borrowings under the Notes in October of 2009 and under our Credit Facility, respectively, offset by repayments under our Credit Facility of $123.0 million and payment of debt issuance costs of $11.6 million. In addition, cash provided by financing activities for both periods included cash received from stock option exercises, cash inflows related to the incremental tax benefit from stock-based compensation and cash received from employee stock purchase plan purchases. Cash provided by financing activities in the first nine months of fiscal year 2010 was offset by the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards and debt issuance costs.
Satellite-related activities
     In January 2008, we entered into several agreements with Space Systems/Loral, Inc. (SS/L), Loral Space & Communications, Inc. (Loral) and Telesat Canada related to our anticipated high-capacity satellite system. Under the satellite construction contract with SS/L, we purchased ViaSat-1, a new high-capacity Ka-band spot-beam satellite designed by us and currently under construction by SS/L for approximately $209.1 million, subject to purchase price adjustments based on satellite performance. The total cost of the satellite is $246.0 million, but, as part of the satellite purchase arrangements, Loral executed a separate contract with SS/L whereby Loral is purchasing the Canadian beams on the ViaSat-1 satellite for approximately $36.9 million (15% of the total satellite cost). We have entered into a beam sharing agreement with Loral, whereby Loral has agreed to reimburse us for 15% of the total costs associated with launch and launch insurance, which is estimated to be approximately $20.3 million, and in-orbit insurance and satellite operating costs post launch.
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
Senior notes due 2016
     On October 22, 2009, we issued $275.0 million in principal amount of Notes in a private placement to institutional buyers. The Notes bear interest at the rate of 8.875% per year, payable semi-annually in cash in arrears commencing in March 2010 and were issued with an original issue discount of 1.24% or, $3.4 million. The Notes are recorded as long-term debt, net of original issue discount, in our consolidated financial statements. The original issue discount and deferred financing cost associated with the issuance of the Notes are amortized to interest expense over the term of the Notes.
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
     In the event a change of control occurs (as defined under the indenture), each holder will have the right to require us to repurchase all or any part (equal to $2,000 or larger integral multiples of $1,000) of such holder’s Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).
     In connection with the private placement of the Notes, we entered into a registration rights agreement with the initial purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the Notes. We must use commercially reasonable efforts to consummate an exchange offer within 365 days after the issuance of the Notes or, under certain circumstances, to prepare and file a shelf registration statement to cover the resale of the Notes. If we do not comply with certain of their obligations under the registration rights agreement, the registration rights agreement provides that additional interest will accrue on the principal amount of the Notes at a rate of 0.25% per annum during the 90-day period immediately following such default and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.00% per annum.
Credit Facility and liquidity
     We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities. At January 1, 2010, we had $67.1 million in cash and cash equivalents, $227.5 million in working capital and $140.0 million in principal amount outstanding under our Credit Facility. At April 3, 2009, we had $63.5 million in cash and cash equivalents, $203.4 million in working capital and no outstanding borrowings under our Credit Facility. Our cash and cash equivalents are held in accounts managed by third party financial institutions. To date, we have experienced no loss of access to our cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
     The Credit Facility, as amended, provides a revolving line of credit of $210.0 million (including up to $25.0 million of letters of credit), which matures on July 1, 2012. Borrowings under the Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, Eurodollar rate plus 1.00% or the administrative agent’s prime rate as announced from time to time, or (2) at the Eurodollar rate plus, in the case of each of (1) and (2), an applicable margin that is based on the ratio of our debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At January 1, 2010, the effective interest rate on our outstanding borrowings under the Credit Facility was 4.25%. We anticipate capitalizing certain amounts of interest expense on our Credit Facility in connection with the construction of ViaSat-1. The Credit Facility is guaranteed by certain of our domestic subsidiaries and collateralized by substantially all of our respective assets.

     At January 1, 2010 we had $140.0 million in principal amount of outstanding borrowings under the Credit Facility and $12.2 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility of $57.8 million.
     The Credit Facility contains financial covenants regarding a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. On December 14, 2009, we amended the Credit Facility to clarify the calculation of EBITDA following the completion of the WildBlue acquisition.
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
Contractual Obligations
     The following table sets forth a summary of our obligations at January 1, 2010:

		For the
		remainder of
		fiscal year	For the fiscal years ending
(In thousands)	Total	2010	2011-2012	2013-2014	Thereafter
Operating leases and satellite capacity agreements	$139,625	$6,160	$47,448	$42,218	$43,799
The Notes (1)	438,725	6,102	48,813	48,813	334,997
Line of credit	140,000	—	—	140,000	—
Standby letters of credit	12,155	4,539	7,616	—	—
Purchase commitments including satellite-related agreements	445,278	73,762	182,153	45,922	143,441

Total	$1,175,783	$90,563	$286,030	$276,953	$522,237

(1)	Includes total interest payments on the Notes of $6.1 million for the remainder of fiscal year 2010, $48.8 million in fiscal 2011-2012, $48.8 million in fiscal 2013-2014 and $60.0 million thereafter.
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
     Our condensed consolidated balance sheets included $31.3 million and $24.7 million of “other liabilities” as of January 1, 2010 and April 3, 2009, respectively, which primarily consists of our long-term warranty obligations, deferred lease credits, long-term portion of deferred revenue and long-term unrecognized tax position liabilities. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 10 of the notes to condensed consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 8 for a discussion of our product warranties.
Recent Authoritative Guidance
     In June 2009, the FASB issued authoritative guidance which amends the consolidation guidance applicable to variable interest entities SFAS 167, “Amendments to FASB Interpretation No. 46R” (SFAS 167). The guidance will affect the overall consolidation analysis under the current authoritative guidance for consolidation of variable interest entities (FIN 46R / ASC 810) and is effective for us as of the beginning of the first quarter of fiscal year 2011. We are currently evaluating the impact that the guidance may have on our consolidated financial statements and disclosures.
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
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements at January 1, 2010 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our financial statements included in this Quarterly Report or in our Annual Report on Form 10-K for the year ended April 3, 2009.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
     Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, and short-term and long-term obligations, including the Credit Facility and the Notes. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. As of January 1, 2010, we had $140.0 million and $275.0 million in principal amount of outstanding borrowings under our Credit Facility and Notes, respectively, and we held no short-term investments. Our exposure to market risk for changes in interest rates relates primarily to borrowings under our Credit Facility, cash equivalents, short-term investments and short-term obligations, as our Notes bear interest at a fixed rate.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant portion of our cash balance in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Given recent declines in interest rates, our interest income has been and may continue to be negatively impacted. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by approximately $0.3 million. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.
     As of January 1, 2010, we had $140.0 million in principal amount of outstanding borrowings under our Credit Facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin that is based on the ratio of our debt to EBITDA. As of January 1, 2010, the effective interest rate on our outstanding borrowings under the Credit Facility was 4.25%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred prior to effects of capitalized interest and cash flow by approximately $0.7 million.

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
     As of January 1, 2010, we had no foreign currency exchange contracts outstanding.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer, CEO, and Chief Financial Officer, CFO, as appropriate to allow for timely decision regarding required disclosures. We carried out an evaluation, with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of January 1, 2010, the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 1, 2010.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 3, 2009 and in our Quarterly Report on Form 10-Q for the quarter ended October 2, 2009, which could materially affect our business, financial condition, liquidity or future results. There have been no material changes to these risk factors, other than the addition of and changes to the risk factors relating to our satellite services segment and our acquisition of WildBlue, which have been updated to reflect the consummation of the WildBlue acquisition in December 2009. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.
Owning and Operating Satellites Involve Considerable Risks
     In December 2009, we acquired WildBlue and as a result of such acquisition we now own and operate WildBlue’s Ka-band satellite (WildBlue-1) and hold an exclusive lifetime lease of Ka-band capacity on Telesat Canada’s Anik F2 satellite in the contiguous United States. In January 2008, we executed an agreement to purchase ViaSat-1, our new high-capacity broadband satellite. We currently plan to launch ViaSat-1 in early 2011 and introduce service on this satellite later in 2011. We may acquire or use one or more additional satellites in the future. We also plan to develop next generation broadband ground infrastructure and terminals for use with these satellites. If we are unable to continue to operate WildBlue-1, or have manufactured or successfully launch a satellite in a timely manner or at all, as a result of any of the following risks or otherwise, we may be unable to realize the anticipated benefits from our satellite and associated services business, and our business, financial condition and results of operations could be materially adversely affected:
• Business Plan. We may be unsuccessful in implementing our business plan for the WildBlue business and our satellite services segment as a whole, or we may not be able to achieve the revenue that we expect from our satellite services segment. A failure to attract a sufficient number of distributors or customers would result in lower revenues than anticipated.
• In-Orbit Risks. The existing satellites supporting our WildBlue business are, and any future satellite we acquire will be, subject to potential satellite failures or performance degradations. Satellites are subject to in-orbit risks including malfunctions, commonly referred to as anomalies, interference from electrostatic storms, and collisions with meteoroids, decommissioned spacecraft or other space debris. Anomalies occur as a result of various factors, such as satellite manufacturing errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space. To the extent there is an anomaly or other in-orbit failure with respect to WildBlue-1, Anik F2, ViaSat-1 or any other satellite we may acquire or use, this could have a material adverse effect on our operations and our relationships with current customers and distributors, and we may not have or be able to finance or procure a replacement satellite or backup transponder capacity on reasonable economic terms or at all.
• Cost and Schedule Risks. The cost of completing satellites and developing the associated next generation SurfBeam 2® ground infrastructure may be more than we anticipated and there may be delays in completing satellites and SurfBeam 2 infrastructure within the expected timeframe. We may be required to spend in excess of our current forecast for the completion, launch and launch insurance of ViaSat-1, or for the development associated with the SurfBeam 2 equipment. The construction and launch of satellites are often subject to delays, including satellite and launch vehicle construction delays, cost overruns, periodic unavailability of reliable launch opportunities and delays in obtaining regulatory approvals. If the satellite construction schedule is not met, there may be even further delays because there can be no assurance that a launch opportunity will be available at the time the satellite is ready to be launched, and we may not be able to obtain or maintain regulatory authority or International Telecommunication Union (ITU) priority necessary to implement the satellite as proposed.
• Launch Risks. There are risks associated with the launch of satellites, including launch failure, damage or destruction during launch and improper orbital placement. Launch vehicles may under-perform, in which case the satellite may still be placed into service by using its onboard propulsion systems to reach the desired orbital location, resulting in a reduction in its service life. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36 months, and obtain other launch opportunities. The overall historical loss rate in the satellite industry for all launches of commercial satellites in fixed orbits in the last five years is estimated by some industry participants to be approximately 10% but could at any time be higher.
• Satellite Life. Our ability to earn revenue depends on the usefulness of WildBlue-1, ViaSat-1, Anik F2 and any other satellite we may acquire in the future. Each satellite has a limited useful life. The period of time during which a satellite is expected to function in accordance with its specifications is referred to as such satellite’s design life. The design life of ViaSat-1 is 15 years from launch. The design life of WildBlue-1 was 12 years from launch, ending in 2018, and the design life of Telesat Canada’s Anik F2 satellite was 15 years from launch, ending in 2019. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their design and construction, the durability of their component parts and back-up units, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, the remaining on-board fuel following orbit insertion, the occurrence of any anomaly or series of anomalies affecting the satellite, and the launch risks and in-orbit risks described above. There can be no assurance that the actual useful life of ViaSat-1, WildBlue-1, Anik F2 or any other satellite that we may acquire will equal its design life. In addition, continued improvements in satellite technology may make obsolete ViaSat-1 or any other satellite we may acquire prior to the end of its life.
• Insurance Risks. We currently hold in-orbit insurance for WildBlue-1 and Anik F2, and intend to seek launch and in-orbit insurance for ViaSat-1 and for any other satellite we may acquire, but we may not be able to obtain insurance, or renew existing insurance, on reasonable economic terms or at all. If we are able to obtain or renew our insurance, it will contain customary exclusions and will not likely cover the full cost of constructing and launching or replacing the satellites, nor will it cover business interruptions or similar losses. In addition, the occurrence of any anomalies on other satellites, including other Ka-band satellites, or any failures of a satellite using similar components or failures of a similar launch vehicle to the launch vehicle we expect to use to launch ViaSat-1, may materially adversely affect our ability to insure the satellites at commercially reasonable premiums, if at all.
• Joint Venture Risks. We may own or operate future satellites through joint ventures which we do not control. If we were to enter into any such joint venture, we would be exposed to certain risks and uncertainties, including the risk of the joint venture or applicable entity failing to satisfy its obligations, which may result in certain liabilities to us for guarantees and other commitments, challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements. In addition, our operating results would be affected by the performance of businesses over which we do not exercise unilateral control and, if any other members of such joint venture were to file for bankruptcy or otherwise fail to perform its obligations or to manage the joint venture effectively, this could cause us to lose our investment in any such joint venture entity.
We May be Unable to Obtain or Maintain Required Authorizations or Contractual Arrangements
     Governmental authorizations are required in connection with the products and services that we provide. In order to maintain these authorizations, compliance with specific conditions of those authorizations, certain laws and regulations, and the payment of annual regulatory fees may be required. Failure to comply with such requirements, or comply in a timely manner, could lead to the loss of such authorizations and could have a material adverse impact on our business, financial condition or results of operations. We currently hold authorizations to, among other things, operate various satellite earth stations, including but not limited to user terminals, “gateway” facilities, and network hubs. While we anticipate that these licenses will be renewed in the ordinary course, or replaced by licenses covering more advanced facilities, we can provide no assurance that this will be the case. The inability to timely obtain required authorizations for future operations could delay or preclude our provision of new products and services. Further, changes to the regulations under which we operate could adversely affect our ability to obtain or maintain authorizations. Either circumstance could have a material adverse impact on our business.
     Our operations also rely upon authorizations held by other entities, with which we have contractual arrangements. The failure of those entities to maintain their respective authorizations, or the termination or expiration of our contractual arrangements with those entities, could have a material adverse impact on our business. For example, in order to provide our WildBlue service, we use Ka-band capacity on the Anik F2 satellite under an agreement with Telesat Canada, and we may do so until the end of the useful life of that satellite. Telesat Canada operates that satellite under authority granted to it by the government of Canada. We also currently use the WildBlue-1 satellite, which we own, and which is co-located with Anik F2 under authority granted to Telesat Canada by the government of Canada, and pursuant to an agreement we have with Telesat Canada that expires upon the end of the useful life of Anik F2. While the end of useful life of Anik F2 is not expected to occur before 2019, there can be no assurance that will be the case. We also intend to use our ViaSat-1 satellite, which is expected to be launched in 2011, to provide WildBlue service. That satellite will operate under authority granted to ManSat Limited by the governments of the Isle of Man and the United Kingdom, and pursuant to contractual arrangements we have with ManSat Limited that extend past the expected useful life of ViaSat-1. The failure of Telesat Canada or ManSat Limited to maintain their respective authorizations, or the termination or expiration of our contractual arrangements with those entities (including as a result of the premature end of life of Anik F2), could require us to seek alternative satellite capacity for our customers, which may not be available, or which may require the costly and time-consuming process of repointing the antennas of our customers.
A Significant Portion of Our Revenues Is Derived from a Few of Our Contracts
     A small number of our contracts account for a significant percentage of our revenues. Our largest revenue producing contracts are related to our tactical data links products, including our Multifunctional Information Distribution System (MIDS) terminals, which generated approximately 21% of our revenues in fiscal year 2009, 24% of our revenues in fiscal year 2008 and 23% of our revenues in fiscal year 2007. Our five largest contracts generated approximately 35% of our revenues in fiscal year 2009, 44% of our revenues in fiscal year 2008 and 46% of our revenues in fiscal year 2007. Further, we derived approximately 6% of our revenues in fiscal year 2009, 7% of our revenues in fiscal year 2008 and 15% of our revenues in fiscal year 2007 from sales of enterprise communications networks. The failure of these customers to place additional orders or to maintain these contracts with us for any reason, including any downturn in their business or financial condition or our inability to renew our contracts with these customers or obtain new contracts when they expire, could materially harm our business and impair the value of our common stock. WildBlue, which we acquired in December 2009, generated approximately 8% of our revenues in fiscal year 2009 in its capacity as our customer.

     A number of our commercial customers have in the past, and may in the future, experience financial difficulties. Many of our commercial customers face risks that are similar to those we encounter, including risks associated with market growth, product defects, acceptance by the market of products and services, and the ability to obtain sufficient capital. Further, many of our customers that provide satellite-based services (including Telesat, Intelsat, Thaicom and Eutelsat) could be materially affected by a satellite failure as well as by partial satellite failure, satellite performance degradation, satellite manufacturing errors and other failures resulting from operating satellites in the harsh environment of space. We cannot assure you that our customers will be successful in managing these risks. If our customers do not successfully manage these types of risks, it could impair our ability to generate revenues and collect amounts due from these customers and materially harm our business. Major communications infrastructure programs, such as proposed satellite communications systems, are important sources of our current and planned future revenues. We also participate in a number of defense programs. Programs of these types often cannot proceed unless the customer can raise substantial funds from either governmental or private sources. As a result, our expected revenues can be adversely affected by political developments or by conditions in private and public capital markets. They can also be adversely affected if capital markets are not receptive to a customer’s proposed business plans.
Satellite Failures or Degradations in Satellite Performance Could Affect Our Business, Financial Condition and Results of Operations
     We utilize capacity on our WildBlue-1 satellite and Telesat Canada’s Anik F2 satellite to support our WildBlue® service. Satellites are subject to in-orbit risks including malfunctions, commonly referred to as anomalies, interference from electrostatic storms, and collisions with meteoroids, decommissioned spacecraft or other space debris. Anomalies occur as a result of various factors, such as satellite manufacturing errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space. If any of the foregoing were to occur on either WildBlue-1 or Anik F2, this could have a material adverse effect on our operations, our ability to generate revenues in our satellite services segment, and our relationships with current customers and distributors, as well as our ability to attract new customers for our satellite broadband services. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expenses due to the need to provide replacement or backup capacity and potentially reduce revenues if service is interrupted on the satellites we utilize. We may not be able to obtain backup transponder capacity or a replacement satellite on reasonable economic terms or at all. In addition, an increased frequency of anomalies could impact market acceptance of our services.
The Markets We Serve Are Highly Competitive and Our Competitors May Have Greater Resources than Us
     The wireless and satellite communications and secure networking industries are highly competitive and competition is increasing. In addition, because the markets in which we operate are constantly evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and who may introduce new competing technologies, products or services into our markets. Currently, we face substantial competition from domestic and international wireless, satellite and terrestrial-based communications service providers in the commercial and government industries, including BAE Systems, General Dynamics, Gilat, Harris, Hughes Communications, iDirect Technologies, L-3 Communications and Rockwell Collins. Many of our competitors and potential competitors have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources, control over central communications networks and access to technologies not available to us. In addition, some of our customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with us at any time. Our ability to compete may be adversely affected by limits on our capital resources and our ability to invest in maintaining and expanding our market share.
Any Failure to Successfully Integrate our WildBlue Acquisition and any future Strategic Acquisitions Could Adversely Affect Our Business
     Our future performance will depend in part on whether we can successfully integrate our recently acquired WildBlue business with our satellite services segment in an effective and efficient manner. Integrating our satellite services segment with the WildBlue business will be a complex, time-consuming and expensive process and involve a number of risks and uncertainties. In addition, in order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, other strategic acquisitions that involve significant risks and uncertainties. Such risks and uncertainties include:
• the difficulty in integrating the WildBlue business and any other newly acquired businesses and operations in an efficient and effective manner;

• the challenges in achieving strategic objectives, cost savings and other benefits expected from the WildBlue acquisition and any future acquisitions;
• the risk of diverting our resources and the attention of our senior management from the operations of our business;
• additional demands on management related to the increase in the size and scope of our company following the acquisition;
• the risk our markets do not evolve as anticipated and the technologies acquired do not prove to be those needed to be successful in those markets;
• difficulties in combining corporate cultures;
• difficulties in the assimilation and retention of key employees;
• difficulties in maintaining relationships with present and potential customers, distributors and suppliers of the acquired business;
• costs and expenses associated with any undisclosed or potential liabilities of WildBlue or any future acquired business;
• difficulties in converting the acquired business information systems to our systems;
• difficulties in the integration, assimilation, implementation or modification of platforms, systems, functions, technologies and infrastructure to support the combined business, as well as maintaining uniform standards, controls (including internal accounting controls), procedures and policies;
• the risks of entering markets in which we have less experience; and
• the risks of potential disputes concerning indemnities and other obligations that could result in substantial costs.
     Delays or unexpected difficulties or additional costs in the integration process could have a material adverse effect on our business, financial condition and results of operations. Even if we are able to integrate the WildBlue business or any future acquisition successfully, this integration may not result in the realization of the full benefits of synergies, cost savings, revenue enhancements, growth, operational efficiencies and other benefits that we expect. We cannot assure you that we will successfully integrate the WildBlue business or any future acquisition with our business or achieve the desired benefits from the WildBlue or any future acquisition within a reasonable period of time or at all.
     Furthermore, to complete future acquisitions we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could cause our earnings per share to decline. We face the risk that the returns on acquisitions will not support the expenditures or indebtedness incurred to acquire such businesses or the capital expenditures needed to develop such businesses. Mergers and acquisitions are inherently risky and subject to many factors outside of our control, and we cannot be certain that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. We do not know whether we will be able to successfully integrate the businesses, products, technologies or personnel that we might acquire in the future or that any strategic investments we make will meet our financial or other investment objectives. Any failure to do so could seriously harm our business, financial condition and results of operations.
The WildBlue Business Has a History of Losses and May Continue to Experience Losses in the Future
     WildBlue experienced net losses of $28.2 million for the nine months ended September 30, 2009 and $80.6 million, $126.9 million and $115.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. We cannot assure you that the WildBlue business will generate net income in the future on a consistent basis or at all. We cannot estimate with any certainty whether demand for our broadband satellite services will be sufficient for us to maintain or increase the number of WildBlue subscribers. If the WildBlue business fails to achieve profitability, that failure could have a material adverse effect on our business, financial condition and results of operations.

Changes in the Regulatory Environment Could Have a Material Adverse Impact on Our Competitive Position, Growth and Financial Performance
     The provision of communications services is highly regulated. Our business is subject to the regulatory authority of the jurisdictions in which we operate, including the United States and other jurisdictions around the world. Those authorities regulate, among other things, the launch and operation of satellites, the use of radio spectrum, the licensing of earth stations and other radio transmitters, the provision of communications services, and the design, manufacture and marketing of communications systems and networking infrastructure. Failure to comply with applicable laws or regulations could result in the imposition of financial penalties against us, the adverse modification or cancellation of required authorizations, or other material adverse actions.
Laws and regulations affecting the communications industry are subject to change in response to industry developments, new technology, and political considerations. Legislators and regulatory authorities in various countries are considering, and may in the future adopt, new laws, policies and regulations, as well as changes to existing regulations, regarding a variety of matters that could, directly or indirectly, affect our operations or the operations of our distribution partners, and increase the cost of providing our products and services. These changes could materially harm our business by (1) affecting our ability to obtain or retain required governmental authorizations, (2) restricting our ability to provide certain products or services, (3) restricting development efforts by us and our customers, (4) making our current products and services less attractive or obsolete, (5) increasing our operational costs, or (6) making it easier or less expensive for our competitors to compete with us. Changes in, or our failure to comply with, applicable regulations could materially harm our business and impair the value of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On December 1, 2009, we issued 10,000 shares of ViaSat common stock to AtContact Communications, LLC for total consideration of $0.3 million in connection with various consulting and other agreements. The issuance of common stock was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.
Item 6. Exhibits
     The Exhibit Index on page 51 is incorporated herein by reference as the list of exhibits required as part of this Quarterly Report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 10, 2010	VIASAT, INC.
/s/ Mark D. Dankberg
Mark D. Dankberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Ronald G. Wangerin
Ronald G. Wangerin
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.1	Indenture, dated as of October 22, 2009, among ViaSat, Inc., ViaSat Credit Corp., Enerdyne Technologies, Inc., ViaSat Satellite Ventures, LLC, VSV I Holdings, LLC, VSV II Holdings, LLC, ViaSat Satellite Ventures U.S. I, LLC, ViaSat Satellite Ventures U.S. II, LLC and Wilmington Trust FSB, as trustee	8-K	000-21767	4.1	10/22/2009

4.2	Form of 8.875% Senior Note of ViaSat, Inc. due 2016 (attached as Exhibit A to the Indenture filed as Exhibit 4.1 hereto)	8-K	000-21767	4.1	10/22/2009

4.3	Registration Rights Agreement, dated as of October 22, 2009, among ViaSat, Inc., ViaSat Credit Corp., Enerdyne Technologies, Inc., ViaSat Satellite Ventures, LLC, VSV I Holdings, LLC, VSV II Holdings, LLC, ViaSat Satellite Ventures U.S. I, LLC, ViaSat Satellite Ventures U.S. II, LLC, J.P. Morgan Securities Inc., Banc of America Securities LLC, Wells Fargo Securities, LLC, Oppenheimer & Co. Inc. and Stephens Inc.	8-K	000-21767	4.2	10/22/2009

4.4	Registration Right Agreement, dated as of December 15, 2009, among ViaSat, Inc. and the selling stockholders	8-K	000-21767	10.1	12/18/2009

10.1	Second Amendment to Fourth Amended and Restated Revolving Loan Agreement, dated as of October 6, 2009, by and among ViaSat, Inc., Banc of America Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Union Bank, N.A., Wells Fargo Bank, National Association and other lenders party thereto	8-K	000-21767	10.1	10/9/2009

10.2	Letter agreement dated as of December 14, 2009, by and among ViaSat, Inc., Union Bank, N.A., and the other lenders party thereto					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X