Form 10-K
period 2010-04-02
VIASAT INC
filed 2010-06-01
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 2, 2010
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. ☑ Yes      ☐ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. ☐ Yes      ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes      ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes      ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
     The aggregate market value of the common stock held by non-affiliates of the registrant as of October 2, 2009 was approximately $788,872,693 (based on the closing price on that date for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market).
     The number of shares outstanding of the registrant’s common stock, $.0001 par value, as of May 21, 2010 was 39,889,501.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended April 2, 2010.

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
Company Overview
     We are a leading provider of advanced satellite and wireless communications and secure networking systems, products and services. We have leveraged our success developing complex satellite communication systems and equipment for the U.S. government and select commercial customers to develop end-to-end satellite network solutions for a wide array of applications and customers. Our product and systems offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that our portfolio of products, combined with our ability to effectively cross-deploy technologies between government and commercial segments and across different geographic markets, provides us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies. Our customers, including the U.S. government, leading aerospace and defense prime contractors, network integrators and communications service providers, rely on our solutions to meet their complex communications and networking requirements. In addition, following our recent acquisition of WildBlue Holding, Inc. (WildBlue), we are a leading wholesale and retail provider of satellite broadband internet services in the United States.
     ViaSat operates in three segments: government systems, commercial networks and satellite services. Financial information regarding our reporting segments and the geographic areas in which we operate is included in the consolidated financial statements and notes thereto.
Recent Transactions
     On December 15, 2009, we consummated our acquisition of WildBlue, a leading Ka-band satellite broadband internet service provider. In connection with the acquisition, we paid approximately $442.7 million in cash and issued approximately 4.29 million shares of ViaSat common stock to WildBlue equity and debt holders (the WildBlue Investors). ViaSat retained approximately $64.7 million of WildBlue’s cash on hand. To finance in part the cash payment made to the WildBlue Investors, in October 2009 we issued $275.0 million in aggregate principal amount of 8.875% Senior Notes due 2016 (the Notes) and, in December 2009, we borrowed $140.0 million under our revolving credit facility (the Credit Facility). During fiscal year 2010, we increased the amount of our revolving line of credit under the Credit Facility from $85.0 million to $275.0 million.

     On March 31, 2010, we and certain WildBlue Investors completed the sale of an aggregate of 6,900,000 shares of ViaSat common stock in an underwritten public offering, 3,173,962 of which were sold by us and 3,726,038 of which were sold by such WildBlue Investors. Our net proceeds from the offering were approximately $100.5 million. The shares sold by such WildBlue Investors in the offering constituted shares of our common stock issued to such WildBlue Investors in connection with our acquisition of WildBlue. We expect to use the net proceeds from the offering for general corporate purposes, which may include working capital, capital expenditures, financing costs related to the purchase, launch and operation of our new high-capacity Ka-band spot-beam satellite, ViaSat-1, or any future satellite, or other potential acquisitions. On April 1, 2010, we used $80.0 million of the net proceeds to repay outstanding borrowings under the Credit Facility.
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
     We believe our strong track record of developing complex, secure, high-capacity wireless and satellite networking communications technologies for both government and commercial customers, combined with our ability to integrate and leverage technologies developed across our various business segments, provides us with significant opportunities for continued growth in this segment. The U.S. military’s increasing emphasis on “network-centric” highly mobile warfare over geographically dispersed areas requires the development and deployment of secure, IP-based communications networks and products capable of supporting real-time dissemination of data using multiple transmission media. Satellite-based systems are increasingly seen as the most reliable method of connecting rapidly moving forces who may out-run the range of terrestrial radio links. In addition, we anticipate that government demand for bandwidth will continue to grow in order to support this increased use of IP-based network-centric applications at all organizational levels. We also expect that over the next five to ten years many of the previous generation of the U.S. Department of Defense’s (DoD’s) defense communications satellite networks will expire or become obsolete, and new programs are underway or in planning to define, develop, procure and deploy replacement systems. We believe these new programs present greater opportunities for bidding on new contracts than we have seen historically. We also believe the government’s demand for bandwidth will provide additional opportunities for us. Our existing and evolving portfolio of systems, products and solutions is well-positioned to take advantage of these significant and pervasive trends, and accordingly we believe that these trends will continue to drive growth opportunities for our government systems segment over the next several years.
     The primary products and services of our government systems segment include:
•	Tactical Data Links. We develop and produce advanced tactical radio and information distribution systems that enable real-time collection and dissemination of video and data using secure, jam-resistant transmission links from manned aircraft, unmanned aerial vehicles (UAVs), ground mobile vehicles and other remote platforms to networked communication and command centers. Key products in this category include: our Multifunctional Information Distribution System (MIDS) terminals for military fighter jets and their successor, MIDS Joint Tactical Radio System (MIDS-J) terminals, which was approved for low-rate initial production in 2010, “disposable” weapon data links; portable small tactical terminals; and our EnerLinkstm digital video data links for intelligence, surveillance and reconnaissance from UAVs and ground systems.

•	Information Assurance. Our information security and assurance products provide advanced, high-speed IP-based “Type 1” and High Assurance Internet Protocol Encryption (HAIPE®)-compliant encryption solutions that enable military and government users to communicate information securely over networks, and that secure data stored on computers and storage devices. Our encryption modules use a programmable, high-assurance architecture that can be easily upgraded in the field or integrated into existing communication networks, and are available both on a stand-alone basis and as embedded modules within our tactical radio, information distribution and other satellite communication systems and products.

•	Government Satellite Communication Systems. Our government satellite communication systems offer an array of portable and fixed broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands. Our systems and products are designed to support high-capacity broadband data links, to increase available bandwidth using existing satellite capacity, and to withstand certain catastrophic events. Our range of broadband modems, terminals and systems support high-speed broadband and multimedia transmissions over point-to-point, mesh and hub-and-spoke satellite networking systems, and include products designed for manpacks, aircraft, seagoing vessels, ground mobile vehicles and fixed applications.

     Commercial Networks
     Our commercial networks segment develops and produces a variety of advanced end-to-end satellite communication systems and ground networking equipment and products that address five key market segments: consumer, enterprise, in-flight, maritime and ground mobile applications. These communication systems, networking equipment and products are generally developed through a combination of customer and discretionary internal research and development funding.
     Our networking equipment and products include radio frequency gateways, network infrastructure and end-user equipment and terminals. With expertise in commercial satellite network engineering, gateway construction and remote terminal manufacturing for various types of interactive communication services, combined with our advanced satellite technology and systems integration experience, we have the ability to design, build, initially operate and then hand, over on a turnkey basis, fully operational, customized satellite communication systems capable of serving a variety of markets and applications. In addition, the strength of our core government systems business provides us with an effective platform to continue to design and develop new equipment and products, as we adapt and customize communication systems and products designed for the government systems segment to commercial use and vice versa.
     We believe growth of the commercial satellite market will continue to be driven in coming years by a number of factors, including: (1) the continued growth in worldwide demand for communications services and, in particular, the rise in both consumer and enterprise demand for broadband internet access, (2) the improving cost-effectiveness of satellite communications for many uses, and (3) recent technological advancements that broaden applications for and increase the capacity and efficiency of satellite-based networks. As satellite communications equipment becomes less expensive and new capabilities emerge in satellite communications technology, we believe that the market for satellite communications will offer additional growth opportunities, as service providers seek to rapidly and cost-efficiently deploy broadband communications services across wide geographic areas, both in suburban and rural areas in the developed world and in developing countries where the deployment of terrestrial high-capacity solutions such as fiber-optic cable is neither cost-effective nor practicable. Satellite communications also provide cost-effective augmentation capability for existing terrestrial networks or broadband service providers to address network congestion caused by the continued exponential increase in the volume of multimedia content accessed via the internet.
     Our satellite communication systems, ground networking equipment and products cater to a wide range of domestic and international commercial customers and include:

•	Consumer Broadband. We are a leading network technology supplier for the consumer satellite market. Our SurfBeam® network systems and modems enable satellite broadband access for residential or home office customers. In addition, we recently designed and developed next-generation satellite network infrastructure and ground terminals to access Ka-band broadband on high-capacity satellites, including ViaSat-1, which is planned for launch in spring 2011 to serve the United States and Canada; KA-SAT, Eutelsat’s new high-capacity Ka-band satellite, which is scheduled for launch in late 2010 and which would serve Europe and parts of the Middle East and Africa; and Yahsat, a high capacity satellite expected to launch in the second half of 2011 and which would serve the Middle East and part of Africa. We anticipate growing demand for Ka-band network infrastructure and ground terminals driven by additional high-capacity Ka-band satellites in other geographies around the world.

•	Antenna Systems. We develop, design, produce, test and install turnkey ground terminals and antennas for terrestrial and satellite applications, specializing in geo-special imagery, mobile satellite communication, Ka-band gateways, and other multi-band antennas.

•	Enterprise VSAT Networks and Products. Our enterprise Very Small Aperture Terminal (VSAT) networks and products comprise VSAT satellite systems and products designed to provide enterprises with broadband access to the internet or private networks in order to support retail point-of-sale, voice-over-IP, distance learning and other web-centric or network applications. We also offer enterprise customers related products and services to address bandwidth constraints, latency and other issues, such as our AcceleNet® WAN optimization product, which enables enterprise customers to optimize “cloud computing” services and other applications delivered over WANs. In developing countries, we also supply our enterprise VSAT networks and products to carriers to provide cellular backhaul and telephony services in under-served areas.

•	Mobile Broadband Satellite Communication Systems. Our ArcLight® Ku-band mobile satellite systems and related products provide high-speed, cost-efficient broadband access while on the move via small transceivers, and are designed for use in aircraft, seagoing vessels and high-speed trains. We also sell our ArcLight mobile satellite systems to government customers as part of our government satellite communication systems business.

•	Satellite Networking Systems Design and Technology Development. Through our Comsat Labs division, we offer design and technology services covering all aspects of satellite communication system architecture and technology, including the analysis, design, and specification of satellites and ground systems, ASIC and MMIC design and production, and wide area network (WAN) compression for enterprise networks.

     Satellite Services
     Our satellite services segment complements our commercial networks segment by providing managed network services for the satellite communication systems of our consumer, enterprise and mobile broadband customers. In addition, our recently acquired WildBlue business provides wholesale and retail satellite-based broadband internet services in the United States via our WildBlue-1 satellite and Telesat’s Anik F2 satellite.
     Commencing in 2011, we expect this segment to also include broadband services using our new high-capacity Ka-band spot-beam satellite, ViaSat-1. In recent years, satellite operators have invested in and launched next-generation spot-beam satellites specifically designed for low-cost broadband access. However, we do not believe that these satellites are equipped to deliver competitive levels of service or data throughputs at sufficiently high speeds and volumes to address anticipated bandwidth demand. As a result, in January 2008 we announced our plans to develop and launch ViaSat-1, which is intended to provide low-cost high-capacity broadband access in North America. At the time of launch, ViaSat-1 is expected to be the highest capacity, most cost-efficient satellite in the world. We currently estimate that the total data throughput of ViaSat-1 will be approximately 130 Gigabits per second. With the market demonstrating increasing demand for satellite broadband services, ViaSat-1 is designed to significantly expand the quality, capability and availability of high-speed broadband satellite services for North American consumers and enterprises. In addition, we anticipate that our government systems and commercial networks segments will be able to leverage the launch of ViaSat-1 through the increased sale of next-generation satellite communication systems, ground networking equipment and products that operate on Ka-band frequencies.
     The primary services offered by our satellite services segment comprise:

•	Wholesale and Retail Broadband Services. Our WildBlue® service provides two-way satellite-based broadband internet access to consumers and small businesses in the United States. We offer a range of WildBlue service plans to both wholesale and retail customers, with pricing based on maximum downstream/upstream data speeds. As of April 2, 2010, we provided WildBlue service to approximately 424,000 subscribers. In addition, following the launch of ViaSat-1, we expect to provide wholesale and retail broadband service via ViaSat-1 in the United States at speeds and volumes that provide a broadband experience that is comparable to or better than terrestrial broadband alternatives such as wireless and DSL connections. We expect this service to become available in mid 2011. We plan to offer wholesale broadband services via ViaSat-1 to national and regional distribution partners, including direct-to-home satellite video providers, retail service providers and communications companies. We plan to offer our retail service via ViaSat-1 through WildBlue.

•	Mobile Broadband Service. Our mobile broadband service, Yonder®, comprises global network management services for customers who use our “on-the-move” ArcLight-based mobile satellite systems supporting air borne, maritime and various ground-mobile customers.

•	Managed Broadband Service. For everyday enterprise networking or backup protection for primary networks, our full-service managed broadband service provides reliable, high-quality broadband wireless service to enterprise customers using a combination of terrestrial and satellite connections, supported by a 24x7 call center and our network management center.

Our Strengths
     We believe the following strengths position our business to capitalize on the attractive growth opportunities presented in each of our segments:
•	Leading Satellite and Wireless Technology Platform. We believe our ability to design and deliver cost-effective satellite and wireless communications and networking solutions, covering both the supply of advanced communications systems, ground network equipment and end-user terminals, and the provision of managed network services, enables us to provide our government and commercial customers with a diverse portfolio of leading applications and solutions. Our product and systems offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that many of the market segments in which we compete have significant barriers to entry relating to the complexity of technology, the amount of required developmental funding, the willingness of the customer to support multiple suppliers, and the importance of existing customer relationships. We believe our history of developing complex secure satellite and wireless networking and communications technologies demonstrates that we possess the expertise and credibility required to serve the evolving technology needs of our government and commercial customers. In addition, our acquisition of WildBlue provides us with significant expertise in network management and operational and business systems support for large-scale network deployments.

•	Blue-Chip Customer Base. Our customers include the DoD, civil agencies, defense contractors, allied foreign governments, satellite network integrators, large communications service providers and enterprises requiring complex communications and networking solutions. The credit strength of our key customers, including the U.S. government and leading aerospace and defense prime contractors, supports our consistent financial performance.

•	Strong Balance Sheet and Equity Capitalization. We are well-capitalized with total equity as of April 2, 2010 of $756.8 million, or 69% of our total capitalization. Our revolving line of credit under the Credit Facility allows us to borrow up to $275.0 million, and we had $60.0 million in principal amount of outstanding borrowings under the Credit Facility as of April 2, 2010. This financial flexibility along with the significant cash flow generated from our operations is expected to provide us with the liquidity to finance our ongoing capital expenditures, as well as our investment in ViaSat-1, for at least the next twelve months.

•	Experienced Management Team. Our Chief Executive Officer, Mark D. Dankberg, and our Chief Technology Officers have been with the company since its inception in 1986. Mr. Dankberg is considered to be a leading expert in the field of wireless and satellite communications. In 2008, Mr. Dankberg received the prestigious AIAA Aerospace International Communication award, which recognized him for “shepherding ViaSat into a leading satellite communications company through outstanding leadership and technical expertise.”

•	Innovation of Next-Generation Satellite Technology. ViaSat-1, our high-capacity Ka-band spot-beam satellite planned for launch in spring 2011, is currently under construction. At the time of launch, we believe ViaSat-1 will be the highest capacity, most cost-efficient satellite in the world. With the market demonstrating increasing demand for satellite broadband services, ViaSat-1 and our associated SurfBeam 2 ground segment technology are designed to significantly expand the quality, capability and availability of high-speed broadband satellite services for consumers and enterprises. In addition, we expect that our recently acquired WildBlue business will facilitate our deployment of broadband services in the United States using ViaSat-1, as well as provide a platform for the provision of network management services to international providers of satellite broadband services.

•	Innovative Product Development and Cost-Efficient Business Model. Maintaining technological competencies and innovative new product development has been one of our hallmarks and continues to be critical to our success. Our research and development efforts are supported by an employee base of over 1,000 engineers and a culture that deeply values innovation. We balance an emphasis on new product development with efficient management of our capital. For example, the majority of our research and development efforts with respect to the development of new products or applications are funded by customers. In addition, we drive capital efficiencies by outsourcing a significant portion of our manufacturing to subcontractors with whom we collaborate to ensure quality control and superior finished products.

Our Strategy
     Our objective is to leverage our advanced technology and capabilities to (1) increase our role as the U.S. government increases its emphasis on IP-based, highly secure, highly mobile, network-centric warfare, (2) develop high-performance, feature-rich, low-cost technology to grow the size of the consumer satellite broadband, commercial enterprise and networking markets, while also capturing a significant share of these growing markets, and (3) maintain a leadership position, while reducing costs and increasing profitability, in our satellite and wireless communications markets. The principal elements of our strategy include:
•	Address Increasingly Larger Markets. We have focused on addressing larger markets since our inception. As we have grown our revenues, we are able to target larger opportunities and markets more credibly and more successfully. We consider several factors in selecting new market opportunities, including whether (1) there are meaningful entry barriers for new competitors (for example, specialized technologies or relationships), (2) the new market is the right size and consistent with our growth objectives, and (3) the customers in the market value our technology competence and focus, which makes us an attractive partner.

•	Evolve into Adjacent Technologies and Markets. We anticipate continued organic growth into adjacent technologies and markets. We seek to increase our share in the market segments we address by selling existing or customized versions of technologies we developed for one customer base to a different market-for instance, to different segments of the government market or between government and commercial markets. In addition, we seek to expand the breadth of technologies and products we offer by selling new, but related, technologies and products to existing customers.

•	Enhance International Growth. International revenues represented approximately 19% of our fiscal year 2010 revenue. We believe growth in international markets represents an attractive opportunity, as we believe our comprehensive offering of satellite communications products, systems and services will be attractive to government and commercial customers on an international basis. In addition, we expect that our WildBlue business will provide a platform for the provision of network management and back-office services to international providers of satellite broadband services, capitalizing on both the strength of WildBlue’s reputation in the satellite industry globally and WildBlue’s operational expertise with respect to the commercial provision of satellite broadband services.

•	Pursue Growth Through Strategic Alliances and Relationships. We have regularly entered into teaming arrangements with other government contractors to more effectively capture complex government programs, and we expect to continue to actively seek strategic relationships and ventures with companies whose financial, marketing, operational or technological resources can accelerate the introduction of new technologies and the penetration of new markets. We have also engaged in strategic relationships with companies that have innovative technologies and products, highly skilled personnel, market presence, or customer relationships and distribution channels that complement our strategy. We may continue to evaluate acquisitions of, or investments in, complementary companies, businesses, products or technologies to supplement our internal growth.
Our Customers
     Initially, we focused primarily on developing satellite communication systems and equipment for the U.S. government, and our U.S. government contracts remain a core part of our business. However, we have also successfully diversified into other related wireless communications and secure networking markets serving a range of government and commercial customers, and over the past few years we have significantly expanded our customer base both domestically and internationally. In addition, in December 2009 we expanded the scope of our satellite services segment through the acquisition of WildBlue, a leading satellite broadband internet service provider.
     Our customers include the DoD, U.S. National Security Agency, the U.S. Department of Homeland Security, allied foreign governments, select other U.S. federal, state and local government agencies, defense contractors, satellite network integrators, large communications service providers and enterprises requiring complex communications and networking solutions. We enter into government contracts either directly with U.S. or foreign governments or indirectly through domestic or international prime contractors. For our commercial contracts, we also act as both a prime contractor and subcontractor for the sale of equipment and services. Customers of our WildBlue service include residential customers and small businesses in the United States, as well as wholesale distribution partners such as DirecTV, EchoStar and the National Rural Telecommunications Cooperative.

     Our significant customers include the U.S. government, Boeing, Eutelsat, Harris, Northrop Grumman and Raytheon. Revenues from the U.S. government comprised approximately 30%, 36% and 30% of total revenues for fiscal years 2010, 2009 and 2008, respectively. None of our commercial customers comprised 10% or more of total revenues in fiscal year 2010. In prior years, two commercial customers each comprised approximately 10% and 8% of total revenues in fiscal year 2009, and 7% and 9% of total revenues in fiscal year 2008, respectively. The second of these two commercial customers, however, was WildBlue, which we acquired in December 2009.
Government Contracts
     Substantial portions of our revenues are generated from contracts and subcontracts with the DoD and other federal government agencies. Many of our contracts are subject to a competitive bid process and are awarded on the basis of technical merit, personnel qualifications, experience and price. We also receive some contract awards involving special technical capabilities on a negotiated, noncompetitive basis due to our unique technical capabilities in special areas. The Federal Acquisition Streamlining Act of 1994 has encouraged the use of commercial type pricing, such as firm fixed-price contracts, on dual use products. Our future revenues and income could be materially affected by changes in government procurement policies and related oversight, a reduction in expenditures for the products and services we provide and other risks generally associated with federal government contracts.
     We provide products under federal government contracts that usually require performance over a period of several months to five years. Long-term contracts may be conditioned upon continued availability of congressional appropriations. Variances between anticipated budget and congressional appropriations may result in a delay, reduction or termination of these contracts.
     Our federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs and payment of a fee. The fee may be either fixed by the contract or variable, based upon cost control, quality, delivery and the customer’s subjective evaluation of the work. Under time-and-materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed for the cost of materials purchased to perform the contract. Under a fixed-price contract, we agree to perform specific work for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. In fiscal year 2010, approximately 15% of our total government revenues were generated from cost-reimbursement contracts with the federal government or our prime contractors, 1% from time-and-materials contracts and approximately 84% from fixed-price contracts.
     Our allowable federal government contract costs and fees are subject to audit by the Defense Contracting Management Agency (DCMA) and the Defense Contract Audit Agency (DCAA). Audits may result in non-reimbursement of some contract costs and fees and delays in payments for work performed. While the government reserves the right to conduct further audits, audits conducted for periods through fiscal year 2002 have resulted in no material cost recovery disallowances for us.
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
Research and Development
     The industries in which we compete are subject to rapid technological developments, evolving standards, changes in customer requirements and continuing developments in the communications and networking environment. Our continuing ability to adapt to these changes, and to develop new and enhanced products, is a significant factor in maintaining or improving our competitive position and our prospects for growth. Therefore, we continue to make significant investments in product development.

     We conduct the majority of our research and product development activities in-house and have a research and development and engineering staff, which includes over 1,000 engineers. Our product development activities focus on products that we consider viable revenue opportunities to support all of our business segments. A significant portion of our research and development efforts have generally been conducted in direct response to the specific requirements of a customer’s order and, accordingly, these amounts are included in the cost of sales when incurred and the related funding is included in revenues at that time.
     The portion of our contract revenues which includes research and development funded by government and commercial customers was approximately $92.9 million, $126.7 million and $112.2 million during fiscal years 2010, 2009 and 2008, respectively. In addition, we incurred $27.3 million, $29.6 million and $32.3 million during fiscal years 2010, 2009 and 2008, respectively, on independent research and development, which comprises research and development not directly funded by a third party. Funded research and development contains a profit component and is therefore not directly comparable to independent research and development. As a government contractor, we also are able to recover a portion of our independent research and development expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs.
Intellectual Property
     We seek to establish and maintain our proprietary rights in our technology and products through a combination of patents, copyrights, trademarks, trade secret laws and contractual rights. We also seek to maintain our trade secrets and confidential information through nondisclosure policies, the use of appropriate confidentiality agreements and other security measures. We have registered a number of patents and trademarks in the United States and in other countries and have a substantial number of patent filings pending determination. There can be no assurance, however, that these rights can be successfully enforced against competitive products in any particular jurisdiction. Although we believe the protection afforded by our patents, copyrights, trademarks, trade secrets and contracts has value, the rapidly changing technology in the networking, satellite and wireless communications industries and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise and management abilities of our employees rather than on the protections afforded by patent, copyright, trademark and trade secret laws and contractual rights. Accordingly, while these legal protections are important, they must be supported by other factors such as the expanding knowledge, ability and experience of our personnel, and the continued development of new products and product enhancements.
     Certain of our products include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based upon past experience and standard industry practice, that such licenses generally could be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all. Our inability to obtain these licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, operating results and financial condition.
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
Sales and Marketing
     We have a sales presence in various domestic and foreign locations, and we sell our products and services both directly and indirectly through channel partners, as described below:
•	Government Sales Organization. Our government sales organization consists of both direct sales personnel who sell our standard products, and business development personnel who work with engineers, program managers, marketing managers and contract managers to identify business opportunities, develop customer relationships, develop solutions for customers’ needs, prepare proposals and negotiate contractual arrangements. The period of time from initial contact through the point of product sale and delivery can take over three years for more complex product developments. Products already in production can usually be delivered to a customer between 90 to 180 days from the point of product sale.

•	Commercial Networks Sales Organization. Our commercial networks sales organization consists of sales managers and sales engineers, who act as the primary interface to establish account relationships and determine technical requirements for customer networks. In addition to our sales force, we maintain a highly trained service staff to provide technical product and service support to our customers. The sales cycle in the commercial network market is lengthy and it is not unusual for a sale to take up to 18 months from the initial contact through the execution of the agreement. The sales process often includes several network design iterations, network demonstrations and pilot networks consisting of a few sites.

•	Satellite Services Sales Organization. Our satellite services sales organization includes exclusive wholesale distribution relationships with DirecTV, EchoStar and the National Rural Telecommunications Cooperative for our WildBlue satellite broadband internet service, as well as our own retail distribution channel, which sells directly to residential customers.

•	Strategic Partners. To augment our direct sales efforts, we seek to develop key strategic relationships to market and sell our products and services. We direct our sales and marketing efforts to our strategic partners, primarily through our senior management relationships. In some cases a strategic ally may be the prime contractor for a system or network installation and will subcontract a portion of the project to us. In other cases, the strategic ally may recommend us as the prime contractor for the design and integration of the network. We seek strategic relationships and partners based on many factors, including financial resources, technical capability, geographic location and market presence.
     Our marketing team works closely with our sales, research and product development organizations and our customers to increase the awareness of the ViaSat brand through a mix of positive program performance and our customers’ recommendation as well as public relations, advertising, trade show participation and conference speaking engagements by providing communications that keep the market current on our products and features. Our marketing team also identifies and sizes new target markets for our products, creates awareness of our company and products, and generates contacts and leads within these targeted markets.
Competition
     The markets in which we compete are characterized by rapid change, converging technologies and a migration to solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us.
     Within our government systems segment, we generally compete with manufacturers of defense electronics products, systems or subsystems, such as BAE Systems, General Dynamics, Harris, L-3 Communications, Rockwell Collins and similar companies. We may also occasionally compete directly with the largest defense prime contractors, including Boeing, Lockheed Martin, Northrop Grumman or Raytheon Systems. These companies, while competitors, can also be our customers or partners on government projects. Accordingly, maintaining an open and cooperative relationship is important. Almost all of the companies we compete with in the government systems segment are substantially larger than we are and may have more extensive engineering, manufacturing and marketing capabilities than we do. As a result, these competitors may be able to adapt more quickly to changing technology or market conditions or may be able to devote greater resources to the development, promotion and sale of their products.
     In our commercial networks and satellite services segments, we compete with Gilat, Hughes Communications and iDirect Technologies, each of which offers a broad range of satellite communications products and services, and with other terrestrial-based internet service providers in areas where such competing services are available. Our principal competitors in the supply of antenna systems are ASC Signal, General Dynamics and L-3.
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
     To compete with these providers, we emphasize:
•	the innovative and flexible features integrated into our products;

•	the increased bandwidth efficiency offered by our networks and products;

•	our network management experience;

•	the cost-effectiveness of our products and services;

•	our end-to-end network implementation capabilities;

•	the distinct advantages of satellite data networks;

•	technical advantages and advanced features of our antenna systems as compared to our competitors’ offerings;

•	the overall cost of our antenna systems and satellite networks, which can include equipment, installation and bandwidth costs, as compared to products offered by terrestrial and other satellite service providers; and

•	our proven designs and network integration services for complex, customized network needs.
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
     Contract manufacturers produce products for many different customers and are able to pass on the benefits of large scale manufacturing to their customers. These manufacturers are able to achieve high quality products with lower levels of costs by (1) exercising their high-volume purchasing power, (2) employing advanced and efficient production equipment and capital intensive systems whose costs are leveraged across their broad customer base, and (3) using a cost-effective skilled workforce. Our primary contract manufacturers include Benchmark, EADS, Harris, MTI, Regal Technology Partners and Spectral Response.
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
Regulatory Environment
     We are required to comply with the laws and regulations of, and often obtain approvals from, national and local authorities in connection with the services that we provide. In particular, we provide a number of services that rely on the use of radio frequencies, and the provision of such services is highly regulated. National authorities generally require that the satellites they authorize be operated in a manner consistent with the regulations and procedures of the International Telecommunication Union (ITU), which require the coordination of the operation of satellite systems in certain circumstances, and more generally are intended to avoid the occurrence of harmful interference among different users of the radio spectrum.
     We also produce a variety of communications systems and networking equipment, the design, manufacture, and marketing of which are subject to the laws and regulations of the jurisdictions in which we sell such equipment. We are subject to export control laws and regulations, and trade and economic sanctions laws and regulations, with respect to the export of such systems and equipment. As a government contractor, we are subject to U.S. procurement laws and regulations. We also participate in joint ventures that may be subject to foreign regulation.

Radio Frequency Regulation
     The commercial use of radio frequencies in the United States is subject to the jurisdiction of the Federal Communications Commission (FCC) under the Communications Act of 1934, as amended (Communications Act). The FCC is responsible for licensing the operation of satellite earth stations and spacecraft, and for regulating the technical and other aspects of the operation of these facilities.
     Earth Stations. The Communications Act requires a license for the operation of satellite earth station facilities in the United States. We currently hold licenses authorizing us to operate various earth stations within the United States, including but not limited to user terminals, “gateway” facilities and network hubs. These licenses typically are granted for 10 to 15 year terms, and renewed in the ordinary course. Material changes in these operations would require prior approval by the FCC. The operation of our earth stations is subject to various license conditions, as well as the technical and operational requirements of the FCC’s rules and regulations.
     Space Stations. In the United States, the FCC authorizes the launch and operation of commercial spacecraft, and also authorizes non-U.S.-licensed spacecraft to be used to serve the United States. The FCC has authorized the use of the Anik F2, WildBlue-1 and ViaSat-1 spacecraft to serve the United States. The use of these spacecraft in our business is subject to various conditions in the underlying authorizations, as well as the technical and operational requirements of the FCC’s rules and regulations. For example, in granting such authorization with respect to ViaSat-1, which is not yet operational, the FCC imposed specific implementation milestones that we must satisfy in order to maintain that authorization. Specifically, the authorization requires that we: (1) enter into a binding non-contingent contract to construct the licensed satellite system by August 18, 2010, (2) complete critical design review by August 18, 2011, (3) begin construction by August 18, 2012, and (4) launch and operate by August 18, 2014. We believe that we have satisfied the first three of these milestones, and plan to satisfy the fourth of these milestones in 2011, well in advance of the deadline.
     Universal Service. Certain of our services may constitute the provision of telecommunications to, from or within the United States, and may require us to contribute a percentage of our revenues from such services to universal service support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. This percentage is set each calendar quarter by the FCC, and currently is 15.3%. Current FCC rules permit us to pass this universal service contribution through to our customers. The FCC also is considering whether and how to alter the regulatory framework governing federal universal service support mechanisms. Some proposals being considered would expand the contribution base for the universal service and similar programs to include revenues from the provision of broadband internet access services such as our WildBlue service. The adoption of such proposals would expand significantly the percentage of our revenues subject to such assessments, and could have a material adverse impact on our business.
     CALEA. We are obligated to comply with the requirements of the Federal Communications Assistance for Law Enforcement Act (CALEA), which requires telecommunications providers and broadband internet access providers to ensure that law enforcement agencies are able to conduct lawfully-authorized surveillance of users of their services.
     Net Neutrality. In October 2009, the FCC proposed and sought public comment on rules intended to preserve the openness of the internet, a concept generally referred to as “net neutrality.” The proposed rules would, among other things, prohibit facilities-based broadband internet access service providers from preventing end-user customers from accessing lawful content or running applications of their choice over the internet, and from connecting and using devices that do not harm the network; they also would require facilities-based broadband internet access service providers to treat lawful content, applications, and services in a nondiscriminatory manner, and to make certain disclosures concerning their practices as they relate to the openness of their networks. However, the FCC’s proposal would permit us to employ reasonable techniques to manage traffic on our network. In addition, the FCC’s proposal would exempt from these rules (1) services provided to national or homeland security authorities, and (2) certain “managed” or specialized services provided to enterprise customers. Many of our services could fall within these categories of exempt services, and we do not believe that these rules as proposed would likely have a material impact on our operations. If the FCC were to adopt different rules, though, or construe narrowly or eliminate its proposed exemptions, the impact of any final rules on our operations could be different.

Foreign Licensing
     The spacecraft we use or are planning to use are subject to the regulatory authority of, and conditions imposed by, foreign governments. Anik F2 and WildBlue-1 operate under authority granted by the government of Canada. ViaSat-1 will operate under authority granted by the governments of the Isle of Man and the United Kingdom. The use of these spacecraft in our business is subject to various conditions in their underlying authorizations, as well as the technical and operational requirements of the rules and regulations of those jurisdictions.
Equipment Design, Manufacture, and Marketing
     We must comply with the applicable laws and regulations and, where required, obtain the approval of the regulatory authority of each country in which we design, manufacture, or market our communications systems and networking equipment. Applicable laws and regulatory requirements vary from country to country, and jurisdiction to jurisdiction. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for these products, generally following extensive investigation and deliberation over competing technologies. The delays inherent in this government approval process have in the past caused and may in the future cause the cancellation, postponement or rescheduling of the installation of communication systems by our customers, which in turn may have a material adverse impact on the sale of our products to the customers.
     Equipment Testing and Verification. In the United States, certain equipment that we manufacture must comply with applicable technical requirements intended to minimize radio interference to other communications services and ensure product safety. In the United States, the FCC is responsible for ensuring that communications devices comply with technical requirements for minimizing radio interference and human exposure to radio emissions. The FCC requires that equipment be tested either by the manufacturer or by a private testing organization to ensure compliance with the applicable technical requirements. For other classes of device, the FCC requires submission of an application, which must be approved by the FCC, or in some instances may be approved by a private testing organization.
     Export Controls. Due to the nature and sophistication of our communications products, we must comply with applicable U.S. government and other agency regulations regarding the handling and export of certain of our products. This often requires extra or special handling of these products and could increase our costs. Failure to comply with these regulations could result in substantial harm to the company, including fines, penalties and the forfeiture of future rights to sell or export these products.
Other Regulations
     As a defense contractor, our contract proposals and costs are audited and reviewed by the DCAA. Audits and investigations are conducted from time to time to determine if the performance and administration of our U.S. government contracts are in compliance with applicable contractual requirements and procurement regulations and other applicable federal statutes and regulations. Under current U.S. government procurement regulations, a contractor, if indicted or deemed in violation of procurement or other federal civil laws, could be subject to fines, penalties, repayments or other damages. U.S. government regulations also provide that certain findings against a contractor may lead to suspension or debarment from eligibility for awards of new U.S. government contracts.
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

Employees
     As of April 2, 2010, we employed more than 2,000 individuals worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe we have been successful in recruiting qualified employees, but there is no assurance we will continue to be successful in the future.
Executive Officers
     Set forth below is information concerning our executive officers and their ages as of April 2, 2010.

Name	Age	Position
Mark D. Dankberg	54	Chairman of the Board and Chief Executive Officer
Richard A. Baldridge	51	President and Chief Operating Officer
H. Stephen Estes	55	Vice President — Human Resources
Kevin J. Harkenrider	54	Vice President of ViaSat; Vice President and Chief Operating Officer of WildBlue
Steven R. Hart	56	Vice President and Chief Technical Officer
Keven K. Lippert	37	Vice President — General Counsel and Secretary
Mark J. Miller	50	Vice President and Chief Technical Officer
Thomas E. Moore	47	Senior Vice President of ViaSat; President of WildBlue
Ronald G. Wangerin	43	Vice President and Chief Financial Officer
     Mark D. Dankberg is a founder of ViaSat and has served as Chairman of the Board and Chief Executive Officer of ViaSat since its inception in May 1986. Mr. Dankberg also serves as a director of TrellisWare Technologies, Inc., (TrellisWare), a majority-owned subsidiary of ViaSat that develops advanced signal processing technologies for communication applications. Mr. Dankberg is a director and member of the audit committee of REMEC, Inc., which is now in dissolution. In addition, Mr. Dankberg serves on the advisory board of Minnetronix, Inc., a privately-held medical device and design company. Prior to founding ViaSat, he was Assistant Vice President of M/A-COM Linkabit, a manufacturer of satellite telecommunications equipment, from 1979 to 1986, and Communications Engineer for Rockwell International Corporation from 1977 to 1979. Mr. Dankberg holds B.S.E.E. and M.E.E. degrees from Rice University.
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
     Kevin J. Harkenrider joined ViaSat in October 2006 as Director — Operations and served as Vice President — Operations from January 2007 until December 2009. He assumed his current position as Vice President of ViaSat and Vice President and Chief Operating Officer of WildBlue Communications, Inc., a ViaSat subsidiary, in December 2009 following our acquisition of WildBlue. Prior to joining the company, Mr. Harkenrider served as Account Executive at Computer Sciences Corporation from 2002 through October 2006. From 1992 to 2001, Mr. Harkenrider held several positions at BAE Systems, Mission Solutions (formerly GDE Systems, Marconi Integrated Systems and General Dynamics Corporation, Electronics Division), including Vice President and Program Director, Vice President — Operations and Vice President—Material. Prior to 1992, Mr. Harkenrider served in several director and program manager positions at General Dynamics Corporation. Mr. Harkenrider holds a B.S. degree in Civil Engineering from Union College and an M.B.A. degree from the University of Pittsburgh.

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
     Thomas E. Moore joined ViaSat in 2008 as Senior Vice President and President of ViaSat Satellite Ventures. In 2009, he also was appointed as the President of WildBlue Communications. Prior to joining ViaSat from December, 2005, Mr. Moore was a principal at TimesArrow, a venture investing firm. From 1998 through 2005, Mr. Moore served as President, Chief Executive Officer of satellite broadband service provider WildBlue Communications and remained on the board until February 2008. From 1993 through 1998 Mr. Moore was in senior management at Cable Television Laboratories (CableLabs) a non-profit technology development consortium of the cable industry. Mr. Moore is on the advisory boards of the Telecommunications Program at the University of Colorado and Silicon Flatirons and serves as a founding member of the Colorado Governor’s Innovation Council. Mr. Moore holds a master’s degree in telecommunications engineering from the University of Colorado and he earned an MBA (with distinction) from Harvard Business School. He also holds a BS in Engineering from the Colorado School of Mines.
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
Owning and Operating Satellites Involve Considerable Risks
     In December 2009, we acquired WildBlue and, as a result of such acquisition, we now own and operate WildBlue’s Ka-band satellite (WildBlue-1) and hold an exclusive lifetime lease of Ka-band capacity on Telesat Canada’s Anik F2 satellite in the contiguous United States. In January 2008, we executed an agreement to purchase ViaSat-1, our new high-capacity broadband satellite. We currently plan to launch ViaSat-1 in early 2011 and introduce service on this satellite later in 2011. We may acquire or use one or more additional satellites in the future. We also plan to develop next generation broadband ground infrastructure and terminals for use with these satellites. If we are unable to continue to operate WildBlue-1 or Anik F2, or are unable to manufacture and successfully launch a satellite in a timely manner or at all, as a result of any of the following risks or otherwise, we may be unable to realize the anticipated benefits from our satellite and associated services business, and our business, financial condition and results of operations could be materially adversely affected:

•	Business Plan. We may be unsuccessful in implementing our business plan for the WildBlue business and our satellite services segment as a whole, or we may not be able to achieve the revenue that we expect from our satellite services segment. A failure to attract a sufficient number of distributors or customers would result in lower revenues than anticipated.

•	In-Orbit Risks. The WildBlue-1 satellite and Telesat Canada’s Anik F2 satellite supporting our WildBlue business are, and any future satellite we acquire will be, subject to potential satellite failures or performance degradations. Satellites are subject to in-orbit risks including malfunctions, commonly referred to as anomalies, interference from electrostatic storms, and collisions with meteoroids, decommissioned spacecraft or other space debris. Anomalies occur as a result of various factors, such as satellite manufacturing errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space. To the extent there is an anomaly or other in-orbit failure with respect to WildBlue-1, Anik F2, ViaSat-1 or any other satellite we may acquire or use, this could have a material adverse effect on our operations and our relationships with current customers and distributors, and we may not have or be able to finance or procure a replacement satellite or backup transponder capacity on reasonable economic terms or at all.

•	Cost and Schedule Risks. The cost of completing satellites and developing the associated next generation SurfBeam 2 ground infrastructure may be more than we anticipate and there may be delays in completing satellites and SurfBeam 2 infrastructure within the expected timeframe. We may be required to spend in excess of our current forecast for the completion, launch and launch insurance of ViaSat-1, or for the development associated with the SurfBeam 2 equipment. The construction and launch of satellites are often subject to delays, including satellite and launch vehicle construction delays, cost overruns, periodic unavailability of reliable launch opportunities and delays in obtaining regulatory approvals. If the satellite construction schedule is not met, there may be even further delays because there can be no assurance that a launch opportunity will be available at the time the satellite is ready to be launched, and we may not be able to obtain or maintain regulatory authority or ITU priority necessary to implement the satellite as proposed.

•	Launch Risks. There are risks associated with the launch of satellites, including launch failure, damage or destruction during launch and improper orbital placement. Launch vehicles may under-perform, in which case the satellite may still be placed into service by using its onboard propulsion systems to reach the desired orbital location, resulting in a reduction in its service life. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36 months, and obtain other launch opportunities. The overall historical loss rate in the satellite industry for all launches of commercial satellites in fixed orbits in the last five years is estimated by some industry participants to be approximately 10% but could at any time be higher.

•	Satellite Life. Our ability to earn revenue depends on the usefulness of WildBlue-1, ViaSat-1, Anik F2 and any other satellite we may acquire in the future. Each satellite has a limited useful life. The period of time during which a satellite is expected to function in accordance with its specifications is referred to as such satellite’s design life. The design life of ViaSat-1 is 15 years from launch. The design life of WildBlue-1 was 12 years from launch, ending in 2019, and the design life of Telesat Canada’s Anik F2 satellite was 15 years from launch, ending in 2019. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their design and construction, the durability of their component parts and back-up units, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, the remaining on-board fuel following orbit insertion, the occurrence of any anomaly or series of anomalies affecting the satellite, and the launch risks and in-orbit risks described above. There can be no assurance that the actual useful life of ViaSat-1, WildBlue-1, Anik F2 or any other satellite that we may acquire will equal its design life. In addition, continued improvements in satellite technology may make obsolete ViaSat-1 or any other satellite we may acquire prior to the end of its life.

•	Insurance Risks. We currently hold in-orbit insurance for WildBlue-1 and Anik F2 and launch insurance for ViaSat-1, and intend to seek in-orbit insurance for ViaSat-1 as well as for any satellite we may acquire, but we may not be able to obtain insurance, or renew existing insurance, on reasonable economic terms or at all. If we are able to obtain or renew our insurance, it will contain customary exclusions and will not likely cover the full cost of constructing and launching or replacing the satellites, nor will it cover business interruptions or similar losses. In addition, the occurrence of any anomalies on other satellites, including other Ka-band satellites, or any failures of a satellite using similar components or failures of a similar launch vehicle to the launch vehicle we expect to use to launch ViaSat-1, may materially adversely affect our ability to insure the satellites at commercially reasonable premiums, if at all.

•	Joint Venture Risks. We may own or operate future satellites through joint ventures that we do not control. If we were to enter into any such joint venture, we would be exposed to certain risks and uncertainties, including the risk of the joint venture or applicable entity failing to satisfy its obligations, which may result in certain liabilities to us for guarantees and other commitments, challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements. In addition, our operating results would be affected by the performance of businesses over which we do not exercise unilateral control and, if any other members of such joint venture were to file for bankruptcy or otherwise fail to perform its obligations or to manage the joint venture effectively, this could cause us to lose our investment in any such joint venture entity.
Satellite Failures or Degradations in Satellite Performance Could Affect Our Business, Financial Condition and Results of Operations
     We utilize capacity on our WildBlue-1 satellite and Telesat Canada’s Anik F2 satellite to support our WildBlue service. Satellites are subject to in-orbit risks including malfunctions, commonly referred to as anomalies, interference from electrostatic storms, and collisions with meteoroids, decommissioned spacecraft or other space debris. Anomalies occur as a result of various factors, such as satellite manufacturing errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space. If any of the foregoing were to occur on either WildBlue-1 or Anik F2, this could have a material adverse effect on our operations, our ability to generate revenues in our satellite services segment, and our relationships with current customers and distributors, as well as our ability to attract new customers for our satellite broadband services. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expenses due to the need to provide replacement or backup capacity and potentially reduce revenues if service is interrupted on the satellites we utilize. We may not be able to obtain backup transponder capacity or a replacement satellite on reasonable economic terms or at all. In addition, an increased frequency of anomalies could impact market acceptance of our services.
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
     Our operations also rely upon authorizations held by other entities with which we have contractual arrangements. The failure of those entities to maintain their respective authorizations, or the termination or expiration of our contractual arrangements with those entities, could have a material adverse impact on our business. For example, in order to provide our WildBlue service, we use Ka-band capacity on the Anik F2 satellite under an agreement with Telesat Canada, and we may do so until the end of the useful life of that satellite. Telesat Canada operates that satellite under authority granted to it by the government of Canada. We also currently use the WildBlue-1 satellite, which we own, and which is co-located with Anik F2 under authority granted to Telesat Canada by the government of Canada, and pursuant to an agreement we have with Telesat Canada that expires upon the end of the useful life of Anik F2. While the end of the useful life of Anik F2 is not expected to occur before 2019, there can be no assurance that will be the case. We also intend to use our ViaSat-1 satellite, which is expected to be launched in 2011, to provide WildBlue service. That satellite will operate under authority granted to ManSat Limited by the governments of the Isle of Man and the United Kingdom, and pursuant to contractual arrangements we have with ManSat Limited that extend past the expected useful life of ViaSat-1. The failure of Telesat Canada or ManSat Limited to maintain their respective authorizations, or the termination or expiration of our contractual arrangements with those entities (including as a result of the premature end of life of Anik F2), could require us to seek alternative satellite capacity for our customers, which may not be available, or which may require the costly and time-consuming process of repointing the antennas of our customers.

Our Operating Results Are Difficult to Predict
     Our operating results have varied significantly from quarter to quarter in the past and may continue to do so in the future. The factors that cause our quarter-to-quarter operating results to be unpredictable include:
•	a complex and lengthy procurement process for most of our customers or potential customers;

•	changes in the levels of research and development spending, including the effects of associated tax credits;

•	cost overruns on fixed-price development contracts;

•	the difficulty in estimating costs over the life of a contract, which may require adjustment in future periods;

•	the timing, quantity and mix of products and services sold;

•	price discounts given to some customers;

•	market acceptance and the timing of availability of our new products;

•	the timing of customer payments for significant contracts;

•	one-time charges to operating income arising from items such as acquisition expenses, impairment of assets and write-offs of assets related to customer non-payments or obsolescence;

•	the failure to receive an expected order or a deferral of an order to a later period; and

•	general economic and political conditions.
     Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations and financial condition that could adversely affect our stock price. In addition, it is likely that in one or more future quarters our results may fall below the expectations of analysts and investors, which would likely cause the trading price of our common stock to decrease.
Our Reliance on U.S. Government Contracts Exposes Us to Significant Risks
     Our government systems segment revenues were approximately 56% of our revenues in fiscal year 2010, 62% of our revenues in fiscal year 2009 and 56% of our revenues in fiscal year 2008, and were derived from U.S. government applications. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenue. U.S. government business exposes us to various risks, including:
•	changes in governmental procurement legislation and regulations and other policies, which may reflect military and political developments;

•	unexpected contract or project terminations or suspensions;

•	unpredictable order placements, reductions or cancellations;

•	reductions or delays in government funds available for our projects due to government policy changes, budget cuts or delays and contract adjustments;

•	the ability of competitors to protest contractual awards;

•	penalties arising from post-award contract audits;

•	the reduction in the value of our contracts as a result of the routine audit and investigation of our costs by U.S. government agencies;

•	higher-than-expected final costs, particularly relating to software and hardware development, for work performed under contracts where we commit to specified deliveries for a fixed price;

•	limited profitability from cost-reimbursement contracts under which the amount of profit is limited to a specified amount;

•	unpredictable cash collections of unbilled receivables that may be subject to acceptance of contract deliverables by the customer and contract close-out procedures, including government approval of final indirect rates;

•	competition with programs managed by other government contractors for limited resources and for uncertain levels of funding;

•	significant changes in contract scheduling or program structure, which generally result in delays or reductions in deliveries; and

•	intense competition for available U.S. government business necessitating increases in time and investment for design and development.
     We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business, including the establishment of compliance procedures. A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of our contracts or debarment from bidding on contracts.
     ViaSat’s total funded backlog was $521.0 million at April 2, 2010. Substantially all of our U.S. government backlog scheduled for delivery can be terminated at the convenience of the U.S. government because our contracts with the U.S. government typically provide that orders may be terminated with limited or no penalties. If we are unable to address any of the risks described above, or if we were to lose all or a substantial portion of our sales to the U.S. government, it could materially harm our business and impair the value of our common stock.
     The funding of U.S. government programs is subject to congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. In the event that appropriations for one of our programs become unavailable, or are reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the government, which could have a negative impact on our future sales under such contract or subcontract. From time to time, when a formal appropriation bill has not been signed into law before the end of the U.S. government’s fiscal year, Congress may pass a continuing resolution that authorizes agencies of the U.S. government to continue to operate, generally at the same funding levels from the prior year, but does not authorize new spending initiatives, during a certain period. During such period (or until the regular appropriation bills are passed), delays can occur in procurement of products and services due to lack of funding, and such delays can affect our results of operations during the period of delay.
Our Business Could Be Adversely Affected by a Negative Audit by the U.S. Government
     As a government contractor, we are subject to routine audits and investigations by the U.S. government agencies such as the DCMA and DCAA. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of and a contractor’s compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension, or prohibition from doing business with the U.S. government. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us.

The Recent Global Business Environment Could Negatively Affect Our Business, Results of Operations and Financial Condition
     Our business and operating results have been and will continue to be affected by worldwide economic conditions. The banking system and financial markets have been experiencing unprecedented levels of volatility and disruption. The possibility that certain financial institutions may go out of business has resulted in a tightening of the credit markets, lower levels of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. This market turmoil and the recent disruptions in the credit markets have led to reduced levels of capital expenditures, an increase in commercial and consumer delinquencies, rising unemployment, declining consumer and business confidence, bankruptcies and a widespread reduction of business activity generally. These conditions, combined with continued concerns about the systemic impact of potential long- term and widespread economic recession, volatile energy costs, geopolitical issues, unstable housing and mortgage markets, labor and healthcare costs, and other macroeconomic factors affecting spending behavior have contributed to diminished expectations for the U.S. and global economy.
     The current economic environment may materially adversely affect our business and financial performance in a number of ways. As a result of slowing global economic growth, our customers may experience deterioration of their businesses, cash flow shortages, difficulty obtaining financing or insolvency. Existing or potential customers may reduce or postpone spending in response to tighter credit, negative financial news or declines in income or asset values, which could have a material negative effect on the demand for our products and services. Potential effects of the credit crisis on our business include: the insolvency of key suppliers resulting in product delays, the inability of vendors to fulfill their obligations to us, the inability of customers to obtain credit to finance purchases of our products, customer insolvencies and failure of derivative counterparties and other financial institutions negatively impacting our treasury operations. If the global economic slowdown continues for a significant period or there is significant further deterioration in the U.S. or global economy, our results of operations, financial position and cash flows could be materially adversely affected.
     General economic conditions have significantly affected the ability of many companies to raise additional funding in the capital markets. For example, U.S. credit markets have experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive and resulting in the general unavailability of many forms of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing indebtedness in the future on favorable terms or at all. These general economic conditions have also adversely affected the trading prices of equity securities of many U.S. companies, including ViaSat, and could significantly limit our ability to raise additional capital through the issuance of common stock, preferred stock or other equity securities. If we require additional capital to fund any activities we elect to pursue in addition to our current business expansion efforts and were unable to obtain such capital on terms that we found acceptable or at all, we would likely reduce our investments in such activities or re-direct capital otherwise available for our business expansion efforts. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.
A Significant Portion of Our Revenues Is Derived from a Few of Our Contracts
     A small number of our contracts account for a significant percentage of our revenues. Our five largest contracts generated approximately 25% of our revenues in fiscal year 2010, 35% of our revenues in fiscal year 2009 and 44% of our revenues in fiscal year 2008. Our largest revenue producing contracts are related to our tactical data links products, including our MIDS terminals, which generated approximately 19% of our revenues in fiscal year 2010, 21% of our revenues in fiscal year 2009 and 24% of our revenues in fiscal year 2008. Further, we derived approximately 8% of our revenues in fiscal year 2010, 6% of our revenues in fiscal year 2009 and 7% of our revenues in fiscal year 2008 from sales of enterprise VSAT networks and products. The failure of these customers to place additional orders or to maintain these contracts with us for any reason, including any downturn in their business or financial condition or our inability to renew our contracts with these customers or obtain new contracts when they expire, could materially harm our business and impair the value of our common stock. WildBlue, which we acquired in December 2009, generated approximately 8% of our revenues in fiscal year 2009 in its capacity as our customer.
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
Our Development Contracts May Be Difficult for Us to Comply with and May Expose Us to Third-Party Claims for Damages
     We are often party to government and commercial contracts involving the development of new products. We derived approximately 14% of our revenues in fiscal year 2010 and 20% of our revenues in both fiscal years 2009 and 2008 from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones in our contracts. We cannot assure you that the other parties to any such contract will not terminate the contract or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.
Our Success Depends on the Investment in and Development of New Satellite and Wireless Communications and Secure Networking Products and Our Ability to Gain Acceptance of these Products
     The wireless and satellite communications and secure networking markets are subject to rapid technological change, frequent new and enhanced product introductions, product obsolescence and changes in user requirements. Our ability to compete successfully in these markets depends on our success in applying our expertise and technology to existing and emerging satellite and wireless communications and secure networking markets, as well as our ability to successfully develop, introduce and sell new products and enhancements on a timely and cost-effective basis that respond to ever-changing customer requirements, which depends on several factors, including:
•	our ability to enhance our offerings by adding innovative features that differentiate our offerings from those of our competitors;

•	successful integration of various elements of our complex technologies and system architectures;

•	timely completion and introduction of new product designs;

•	achievement of acceptable product costs;

•	timely and efficient implementation of our manufacturing and assembly processes and cost reduction efforts;

•	establishment of close working relationships with major customers for the design of their new wireless communications systems incorporating our products;

•	development of competitive products and technologies by competitors;

•	marketing and pricing strategies of our competitors with respect to competitive products; and

•	market acceptance of our new products.
     We cannot assure you our product or technology development efforts for communications products will be successful or any new products and technologies we develop, will achieve sufficient market acceptance. We may experience difficulties that could delay or prevent us from successfully selecting, developing, manufacturing or marketing new products or enhancements and these efforts could divert our attention and resources from other projects, and we cannot be sure that such efforts and expenditures will ultimately lead to the timely development of new offerings and technologies. Due to the design complexity of our products, we may in the future experience delays in completing the development and introduction of new products. Any delays could result in increased costs of development or deflect resources from other projects. In addition, defects may be found in our products after we begin deliveries that could result in the delay or loss of market acceptance. If we are unable to design, manufacture, integrate and market profitable new products for existing or emerging communications markets, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

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
     Because of the nature of these products, there is no assurance that our pre-shipment testing programs will be adequate to detect all defects. As a result, our customers may discover errors or defects in our hardware or software or our products may not operate as expected after they have been fully deployed. If we are unable to cure a product defect, we could experience damage to our reputation, reduced customer satisfaction, loss of existing customers and failure to attract new customers, failure to achieve market acceptance, cancellation of orders, loss of revenue, reduction in backlog and market share, increased service and warranty costs, diversion of development resources, legal actions by our customers, product returns or recalls, issuance of credit to customers and increased insurance costs. Defects, integration issues or other performance problems in our products could also result in financial or other damages to our customers. Our customers could seek damages for related losses from us, which could seriously harm our business, financial condition and results of operations. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly. The occurrence of any of these problems would seriously harm our business, financial condition and results of operations.
We May Experience Losses from Our Fixed-Price Contracts
     Approximately 91% of our revenues in fiscal year 2010 and 86% of our revenues in both fiscal years 2009 and 2008 were derived from government and commercial contracts with fixed prices. These contracts carry the risk of potential cost overruns because we assume all of the cost burden. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. In the past, we have experienced significant cost overruns and losses on fixed-price contracts. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. We believe a high percentage of our contracts will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.
Our Reliance on a Limited Number of Third Parties to Manufacture and Supply Our Products and the Components Contained therein Exposes Us to Various Risks
     Our internal manufacturing capacity is limited and we do not intend to expand our capability in the foreseeable future. We rely on a limited number of contract manufacturers to produce our products and expect to rely increasingly on these manufacturers in the future. In addition, some components, subassemblies and services necessary for the manufacture of our products are obtained from a sole source supplier or a limited group of suppliers.

     Our reliance on contract manufacturers and on sole source suppliers or a limited group of suppliers involves several risks. We may not be able to obtain an adequate supply of required components, and our control over the price, timely delivery, reliability and quality of finished products may be reduced. The process of manufacturing our products and some of our components and subassemblies is extremely complex. We have in the past experienced and may in the future experience delays in the delivery of and quality problems with products and components and subassemblies from vendors. Some of the suppliers we rely upon have relatively limited financial and other resources. Some of our vendors have manufacturing facilities in areas that may be prone to natural disasters and other natural occurrences that may affect their ability to perform and deliver under our contract. If we are not able to obtain timely deliveries of components and subassemblies of acceptable quality or if we are otherwise required to seek alternative sources of supply or to substitute alternative technology, or to manufacture our finished products or components and subassemblies internally, our ability to satisfactorily and timely complete our customer obligations could be negatively impacted which could result in reduced sales, termination of contracts and damage to our reputation and relationships with our customers. This failure could also result in a customer terminating our contract for default. A default termination could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, a delay in our ability to obtain components and equipment parts from our suppliers may affect our ability to meet our customers’ needs and may have an adverse effect upon our profitability.
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
Any Failure to Successfully Integrate the WildBlue Acquisition and any Future Strategic Acquisitions Could Adversely Affect Our Business
     Our future performance will depend in part on whether we can successfully integrate our recently acquired WildBlue business with our satellite services segment in an effective and efficient manner. Integrating our satellite services segment with the WildBlue business will be a complex, time-consuming and expensive process and involve a number of risks and uncertainties. In addition, in order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, other strategic acquisitions that involve significant risks and uncertainties. The risks and uncertainties relating to the WildBlue acquisition and future acquisitions include:
•	the difficulty in integrating the WildBlue business and any other newly acquired businesses and operations in an efficient and effective manner;

•	the challenges in achieving strategic objectives, cost savings and other benefits expected from the WildBlue acquisition and any future acquisitions;

•	the risk of diverting our resources and the attention of our senior management from the operations of our business;

•	additional demands on management related to the increase in the size and scope of our company following the acquisition;

•	the risk that our markets do not evolve as anticipated and the technologies acquired do not prove to be those needed to be successful in those markets;

•	difficulties in combining corporate cultures;

•	difficulties in the assimilation and retention of key employees;

•	difficulties in maintaining relationships with present and potential customers, distributors and suppliers of the acquired business;

•	costs and expenses associated with any undisclosed or potential liabilities of WildBlue or any future acquired business;

•	difficulties in converting the acquired business information systems to our systems;

•	delays, difficulties or unexpected costs in the integration, assimilation, implementation or modification of platforms, systems, functions, technologies and infrastructure to support the combined business, as well as maintaining uniform standards, controls (including internal accounting controls), procedures and policies;

•	the risk that the returns on acquisitions will not support the expenditures or indebtedness incurred to acquire such businesses or the capital expenditures needed to develop such businesses;

•	the risks of entering markets in which we have less experience; and

•	the risks of potential disputes concerning indemnities and other obligations that could result in substantial costs.
     Mergers and acquisitions are inherently risky and subject to many factors outside of our control, and we cannot be certain that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. We do not know whether we will be able to successfully integrate the businesses, products, technologies or personnel that we might acquire in the future or that any strategic investments we make will meet our financial or other investment objectives. Any failure to do so could seriously harm our business, financial condition and results of operations. Even if we are able to integrate the WildBlue business or any future acquisition successfully, this integration may not result in the realization of the full benefits of synergies, cost savings, revenue enhancements, growth, operational efficiencies and other benefits that we expect. We cannot assure you that we will successfully integrate the WildBlue business or any future acquisition with our business or achieve the desired benefits from the WildBlue acquisition or any future acquisition within a reasonable period of time or at all.
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
Our Level of Indebtedness May Adversely Affect Our Ability to Operate Our Business, Remain in Compliance with Debt Covenants, React to Changes in Our Business or the Industry in which We Operate, or Prevent Us from Making Payments on Our Indebtedness
     As of April 2, 2010, our total indebtedness was $347.9 million, which included $60.0 million in principal amount of outstanding borrowings under our Credit Facility, $12.9 million outstanding under standby letters of credit and $275.0 million in principal amount outstanding of the Notes. On March 23, 2010, we increased the amount of our revolving line of credit under the Credit Facility from $210.0 million to $275.0 million.
     This level of indebtedness could have important consequences for you. For example, it could:
•	make it more difficult for us to satisfy our debt obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•	impair our ability to obtain additional debt or equity financing in the future for working capital, capital expenditures, product development, satellite construction, acquisitions or general corporate or other purposes;

•	require us to dedicate a material portion of our cash flows from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of our cash flows to fund working capital needs, capital expenditures, product development, satellite construction, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage compared to our competitors that have less indebtedness; and

•	limit our ability to adjust to changing market conditions.
     Any of these risks could materially impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.
We May Incur Additional Indebtedness, which Could Further Increase the Risks Associated with Our Leverage
     We may incur additional indebtedness in the future, which may include financing relating to ViaSat-1, future satellites, other potential acquisitions, working capital, capital expenditures or general corporate purposes. In March 2010, we filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of debt securities, common stock, preferred stock, depositary shares, warrants and rights. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers and agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. If new indebtedness is added to our current level of indebtedness, the related risks that we now face could intensify.
We May Not Be Able to Generate Sufficient Cash to Service All of Our Indebtedness and Fund Our Working Capital and Capital Expenditures, and May Be Forced to Take Other Actions to Satisfy Our Obligations under Our Indebtedness, which May Not Be Successful
     Our ability to make scheduled payments on our indebtedness will depend upon our future operating performance and on our ability to generate cash flow in the future, which is subject to general economic, financial, business, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including borrowings under our Credit Facility, will be available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures or to dispose of material assets or operations, seek additional equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. Our Credit Facility and the indenture governing the Notes restrict our ability to dispose of assets and use the proceeds from the disposition. If we cannot make scheduled payments on our debt, we will be in default and, as a result, the lenders under our Credit Facility and the holders of the Notes could declare all outstanding principal and interest to be due and payable, the lenders under our Credit Facility could terminate their commitments to loan money and foreclose against the assets securing the borrowings under our Credit Facility, and we could be forced into bankruptcy or liquidation, which could result in you losing your investment in our company.
We May Be Unable to Refinance Our Indebtedness
     We may need to refinance all or a portion of our indebtedness before maturity, including indebtedness under the indenture governing the Notes and any indebtedness under our Credit Facility. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.
Covenants in Our Debt Agreements Restrict Our Business and Could Limit Our Ability to Implement Our Business Plan
     Our Credit Facility and the indenture governing the Notes contain covenants that may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. In addition, if we fail to satisfy the covenants contained in our Credit Facility, our ability to borrow under our Credit Facility may be restricted. Our Credit Facility and the indenture governing the Notes include covenants restricting, among other things, our ability to do the following:
•	incur, assume or guarantee additional indebtedness;

•	issue redeemable stock and preferred stock;

•	grant or incur liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	make loans and investments;

•	pay dividends, make distributions or redeem or repurchase capital stock;

•	enter into transactions with affiliates;

•	reduce our satellite insurance; and

•	consolidate or merge with or into, or sell substantially all of our assets to, another person.
     In addition, our Credit Facility requires us to comply with certain financial covenants, including a maximum senior secured leverage ratio, a maximum leverage ratio and minimum interest coverage ratio. Our Credit Facility is secured by first-priority liens on substantially all the assets of the company, including the stock of our subsidiaries, and the assets of the subsidiary guarantors under the facility.
     If we default under our Credit Facility or the indenture governing the Notes because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. In the past we have violated our Credit Facility covenants and received waivers for these violations. We cannot assure you that we will be able to comply with our financial or other covenants under our Credit Facility or the indenture governing the Notes or that any covenant violations will be waived in the future. Any violation that is not waived could result in an event of default, permitting our lenders to declare outstanding indebtedness and interest thereon due and payable, and permitting the lenders under our Credit Facility to suspend commitments to make any advance or to require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to comply with our financial or other covenants under our Credit Facility or the indenture governing the Notes, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms acceptable to us, if at all. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts under our Credit Facility or the indenture governing the Notes, and any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition.
We Depend on a Limited Number of Key Employees who Would Be Difficult to Replace
     We depend on a limited number of key technical, marketing and management personnel to manage and operate our business. In particular, we believe our success depends to a significant degree on our ability to attract and retain highly skilled personnel, including our Chairman and Chief Executive Officer, Mark D. Dankberg, and those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for these types of personnel is intense, and the loss of key employees could materially harm our business and impair the value of our common stock. To the extent that the demand for qualified personnel exceeds supply, we could experience higher labor, recruiting or training costs in order to attract and retain such employees, or could experience difficulties in performing under our contracts if our needs for such employees were unmet.
Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions, Changes in Regulation and Currency Fluctuations
     Approximately 19% of our revenues in fiscal year 2010, 16% of our revenues in fiscal year 2009 and 18% of our revenues in fiscal year 2008 were derived from international sales. We anticipate international sales will account for an increasing percentage of our revenues over the next several years. Many of these international sales may be denominated in foreign currencies. Because we do not currently engage in, nor do we anticipate engaging in, material foreign currency hedging transactions related to international sales, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.

     There are additional risks in conducting business internationally, including:
•	unexpected changes in laws, policies and regulatory requirements, including but not limited to regulations related to import-export control;

•	increased cost of localizing systems in foreign countries;

•	increased sales and marketing and research and development expenses;

•	availability of suitable export financing;

•	timing and availability of export licenses;

•	imposition of taxes, tariffs, embargoes and other trade barriers;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	compliance with a variety of international laws and U.S. laws affecting the activities of U.S. companies abroad;

•	challenges in staffing and managing foreign operations;

•	difficulties in managing distributors;

•	potentially adverse tax consequences;

•	potential difficulty in making adequate payment arrangements; and

•	potential difficulty in collecting accounts receivable.
     In addition, some of our customer purchase agreements are governed by foreign laws, which may differ significantly from U.S. laws. We may be limited in our ability to enforce our rights under these agreements and to collect damages, if awarded. If we are unable to address any of the risks described above, it could materially harm our business and impair the value of our common stock.
We Expect to Incur Research and Development Costs, which Could Significantly Reduce Our Profitability
     Our future growth depends on penetrating new markets, adapting existing communications and networking products to new applications and introducing new communications and networking products that achieve market acceptance. Accordingly, we are actively applying our communications and networking expertise to design and develop new hardware and software products and enhance existing products. We spent $27.3 million in fiscal year 2010, $29.6 million in fiscal year 2009 and $32.3 million in fiscal year 2008 on research and development activities. We expect to continue to spend discretionary funds on research and development in the near future. The amount of funds spent on research and development projects is dependent on the amount and mix of customer-funded development, the types and the affordability of the technology being developed. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the near future. Our research and development program may not produce successful results, which could materially harm our business and impair the value of our common stock.
Our Ability to Protect Our Proprietary Technology Is Limited
     Our success depends significantly on our ability to protect our proprietary rights to the technologies we use in our products and services. We generally rely on a combination of copyrights, patents, trademarks and trade secret laws and contractual rights to protect our intellectual property rights. We also enter into confidentiality and assignment of intellectual property agreements with our employees, consultants and corporate partners, and control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. If we are unable to protect our proprietary rights adequately, our competitors could use the intellectual property we have developed to enhance their own products and services, which could materially harm our business and impair the value of our common stock. Monitoring and preventing unauthorized use of our technology is difficult. From time to time, we undertake actions to prevent unauthorized use of our technology, including sending cease and desist letters. In addition, we may be required to commence litigation to protect our intellectual property rights. If we are unsuccessful in such litigation, our rights to enforce such intellectual property may be impaired or we could lose some or all of our rights to such intellectual property. We do not know whether the steps we have taken will prevent unauthorized use of our technology, including in foreign countries where the laws may not protect our proprietary rights as extensively as in the United States. If we are unable to protect our proprietary rights, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time and effort required to create the innovative products. Also, we have delivered certain technical data and information to the U.S. government under procurement contracts, and it may have unlimited rights to use that technical data and information. There can be no assurance that the U.S. government will not authorize others to use that data and information to compete with us.
Our Involvement in Litigation Relating to Intellectual Property Claims May Have a Material Adverse Effect on Our Business
     We may be party to intellectual property infringement claims. Regardless of the merit of these claims, intellectual property litigation can be time consuming and result in costly litigation and diversion of the attention of technical and management personnel. An adverse result in any litigation could have a material adverse effect on our business, financial condition and results of operations. Litigation may be necessary to protect our intellectual property rights and trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. For example, in May 2009 we and certain other equipment manufacturers were sued by Applied Signal Technology in the U.S. District Court for the Northern District of California for alleged infringement of certain patents. We have developed and maintain a portfolio of patents in the same field of technology as the plaintiff’s patents, and although we intend to vigorously defend against this suit, there can be no assurance that any resolution will not be adverse to us. We may be subject to infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims in the future. Asserted claims or initiated litigation can include claims against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products, or components of those products. If our products are found to infringe upon the rights of third parties, we may be forced to (1) seek licenses or royalty arrangements from such third parties, (2) stop selling, incorporating or using products that included the challenged intellectual property, or (3) incur substantial costs to redesign those products that use the technology. We cannot assure you we would be able to obtain any such licenses or royalty arrangements on reasonable terms or at all or to develop redesigned products or, if these redesigned products were developed, they would perform as required or be accepted in the applicable markets.
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
Our International Sales and Operations Are Subject to Applicable Laws Relating to Trade, Export Controls and Foreign Corrupt Practices, the Violation of Which Could Adversely Affect Our Operations
     We must comply with all applicable export control laws and regulations of the United States and other countries. U.S. laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (ITAR), the Export Administration Regulations (EAR) and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC). The export of certain satellite hardware, services and technical data relating to satellites is regulated by the U.S. Department of State under ITAR. Other items are controlled for export by the U.S. Department of Commerce under the EAR. We cannot provide services to certain countries subject to U.S. trade sanctions unless we first obtain the necessary authorizations from OFAC. In addition, we are subject to the Foreign Corrupt Practices Act, which generally bars bribes or unreasonable gifts to foreign governments or officials. Violations of these laws or regulations could result in significant additional sanctions including fines, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. A violation of ITAR or the other regulations enumerated above could materially adversely affect our business, financial condition and results of operations.

Changes in the Regulatory Environment Could Have a Material Adverse Impact on Our Competitive Position, Growth and Financial Performance
     The provision of communications services is highly regulated. Our business is subject to the regulatory authority of the jurisdictions in which we operate, including the United States and other jurisdictions around the world. Those authorities regulate, among other things, the launch and operation of satellites, the use of radio spectrum, the licensing of earth stations and other radio transmitters, the provision of communications services, and the design, manufacture and marketing of communications systems and networking infrastructure. We cannot predict when or whether applicable laws or regulations may come into effect or change, or what the cost and time necessary to comply with such new or updated laws or regulations may be. Failure to comply with applicable laws or regulations could result in the imposition of financial penalties against us, the adverse modification or cancellation of required authorizations, or other material adverse actions.
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
Future Sales of Our Common Stock Could Lower Our Stock Price and Dilute Existing Stockholders
     In March 2010, we filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of debt securities, common stock, preferred stock, depositary shares, warrants and rights. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering.
     We may also issue additional shares of common stock to finance future acquisitions through the use of equity. For example, during the third quarter of fiscal year 2010 we issued approximately 4.29 million shares of our common stock to the WildBlue Investors in connection with our acquisition of WildBlue, certain of which entered into lock-up agreements with us prohibiting any transfers for 60 days and restricting any transfers thereafter to daily and monthly sales limitations until November 6, 2010, subject to limited exceptions. Sales of such shares could cause our stock price to decrease. Additionally, a substantial number of shares of our common stock are available for future sale pursuant to stock options, warrants or issuance pursuant to our 1996 Equity Participation Plan of ViaSat, Inc. and the ViaSat, Inc. Employee Stock Purchase Plan. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued upon the exercise of stock options and warrants or in connection with acquisition financing), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. In addition, these sales may be dilutive to existing stockholders.
We Expect Our Stock Price to Be Volatile, and You May Lose All or Some of Your Investment
     The market price of our common stock has been volatile in the past. For example, since April 2, 2001, the market price of our common stock has ranged from $3.91 to $36.49. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:
•	quarterly variations in operating results and announcements of innovations;

•	new products, services and strategic developments by us or our competitors;

•	developments in our relationships with our customers, distributors and suppliers;

•	regulatory developments;

•	changes in our revenues, expense levels or profitability;

•	changes in financial estimates and recommendations by securities analysts;

•	failure to meet the expectations of securities analysts;

•	changes in the satellite and wireless communications and secure networking industries; and

•	changes in the economy.
     Any of these events may cause the market price of our common stock to fall. In addition, the stock market in general and the market prices for technology companies in particular have experienced significant volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.
Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence over Matters Requiring Stockholder Approval
     As of May 21, 2010, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 13% of our common stock. Accordingly, these stockholders may be able to substantially influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of ViaSat even if such a transaction would be beneficial to our other stockholders.
We Have Implemented Anti-Takeover Provisions that Could Prevent an Acquisition of Our Business at a Premium Price
     Some of the provisions of our certificate of incorporation, our bylaws and Delaware law could discourage, delay or prevent an acquisition of our business, even if a change in control of ViaSat would be beneficial to the interests of our stockholders and was made at a premium price. These provisions:
•	permit the board of directors to increase its own size and fill the resulting vacancies;

•	provide for a board comprised of three classes of directors with each class serving a staggered three-year term;

•	authorize the issuance of blank check preferred stock in one or more series; and

•	prohibit stockholder action by written consent.
     In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our worldwide headquarters are located at our Carlsbad, California campus, consisting of approximately 425,000 square feet, under leases expiring between fiscal year 2017 and fiscal year 2019. In addition to our Carlsbad campus, we have facilities consisting of (1) approximately 20,000 square feet in San Diego, California under a lease expiring in 2015, (2) approximately 63,000 square feet in Denver, Colorado under a lease expiring in 2011, (3) approximately 146,000 square feet in Duluth, Georgia under a lease expiring in 2016, (4) approximately 48,000 square feet in Germantown, Maryland under a lease expiring in 2011, (5) approximately 44,000 square feet in Gilbert, Arizona under a lease expiring in 2014 and (6) approximately 34,000 square feet in Cleveland, Ohio under a lease expiring in 2016. We also maintain offices or a sales presence in Arlington (Virginia), Boston (Massachusetts), Littleton (Colorado), Linthicum Heights (Maryland), Tampa (Florida), Norcross, (Georgia), Australia, Canada, China, India, Italy, and Switzerland, and operate seven gateway ground stations supporting our WildBlue service across the United States and Canada. Although we believe that our existing facilities are suitable and adequate for our present purposes, we anticipate operating additional regional sales offices in fiscal year 2011 and beyond. Each of our segments uses each of these facilities.

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

	High	Low
Fiscal 2009
First Quarter	$22.58	$19.29
Second Quarter	27.74	20.01
Third Quarter	24.43	15.42
Fourth Quarter	23.83	16.25
Fiscal 2010
First Quarter	$27.36	$20.35
Second Quarter	28.88	23.53
Third Quarter	32.46	28.12
Fourth Quarter	35.13	26.04
     As of May 21, 2010, there were 1,093 holders of record of our common stock. A substantially greater number of holders of ViaSat common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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
Issuer Purchases of Equity Securities (In thousands, except per-share amounts)

			Total Number of Shares	Approximate Dollar Value of
	Total Number of		Purchased as Part of	Shares That May Yet Be
	Shares Purchased(1)	Average Price	Publicly Announced	Purchased Under the Plans or
Period	(in thousands)	Paid per Share(1)	Plans or Programs	Programs
January 4, 2010	252	$31.78	—	$—
Total	252	$31.78	—	$—

(1)	On January 4, 2010, we repurchased 251,731 shares of ViaSat common stock from Intelsat USA Sales Corp (Intelsat) for $8.0 million in cash.

ITEM 6. SELECTED FINANCIAL DATA
     The following table provides our selected financial information for each of the fiscal years in the five-year period ended April 2, 2010. The data as of and for each of the fiscal years in the five-year period ended April 2, 2010 have been derived from our audited financial statements. You should consider the financial statement data provided below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes which are included elsewhere in this Annual Report.

	Fiscal Years Ended
	April 2,	April 3,	March 28,	March 30,	March 31,
(In thousands, except per share data)	2010	2009	2008	2007	2006
Statement of Income Data:
Revenues	$688,080	$628,179	$574,650	$516,566	$433,823
Operating expenses:
Cost of revenues	475,356	446,824	413,520	380,092	325,271
Selling, general and administrative	132,895	98,624	76,365	69,896	57,059
Independent research and development	27,325	29,622	32,273	21,631	15,757
Amortization of acquired intangible assets	9,494	8,822	9,562	9,502	6,806

Income from operations	43,010	44,287	42,930	35,445	28,930
Interest income (expense), net	(6,733)	954	5,155	1,741	(200)

Income before income taxes	36,277	45,241	48,085	37,186	28,730
Provision for income taxes	5,438	6,794	13,521	6,755	5,105

Net income	30,839	38,447	34,564	30,431	23,625
Less: Net (loss) income attributable to noncontrolling interest, net of tax	(297)	116	1,051	265	110

Net income attributable to ViaSat, Inc.	$31,136	$38,331	$33,513	$30,166	$23,515

Basic net income per share attributable to ViaSat, Inc. common stockholders	$0.94	$1.25	$1.11	$1.06	$0.87

Diluted net income per share attributable to ViaSat, Inc. common stockholders	$0.89	$1.20	$1.04	$0.98	$0.81

Shares used in computing basic net income per share	33,020	30,772	30,232	28,589	27,133

Shares used in computing diluted net income per share	34,839	31,884	32,224	30,893	28,857

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$89,631	$63,491	$125,219	$103,392	$36,887
Working capital	214,541	203,390	248,251	187,406	152,907
Total assets	1,293,552	622,942	551,094	483,939	363,305
Line of credit	60,000	—	—	—	—
Long-term debt, net	271,801	—	—	—	—
Other liabilities	24,395	24,718	17,290	13,273	7,625
Total ViaSat, Inc. stockholders’ equity	753,005	458,748	404,140	348,795	263,298
     The consolidated financial statements include the operating results of WildBlue from the date of acquisition during December 2009. Since the acquisition date, we recorded approximately $63.4 million in revenue and $0.4 million of operating income with respect to the WildBlue business in the consolidated statements of operations during fiscal year 2010. Net income for fiscal year 2010 included $8.7 million in transaction-related expenses and $2.7 million in certain post-acquisition charges recorded for restructuring costs for terminated employees related to the acquisition of WildBlue recorded in accordance with the authoritative guidance for business combination (Statement of Financial Accounting Standard (SFAS) No. 141R (SFAS 141R), “Business Combinations,” / ASC 805) adopted on April 4, 2009. Net income for fiscal years 2010, 2009, 2008 and 2007 included stock-based compensation expense of approximately $12.2 million, $9.8 million, $7.1 million and $5.0 million, respectively, recorded in accordance with the authoritative guidance for share-based payments (SFAS No. 123R (SFAS 123R), “Share-Based Payment” / ASC 718) adopted on April 1, 2006 and upon our review of stock option grant procedures in fiscal year 2007.

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
     ViaSat operates in three segments: government systems, commercial networks and satellite services.
Recent Transactions
     On December 15, 2009, we consummated our acquisition of WildBlue, a leading Ka-band satellite broadband internet service provider. In connection with the acquisition, we paid approximately $442.7 million in cash and issued approximately 4.29 million shares of ViaSat common stock to the WildBlue Investors. ViaSat retained approximately $64.7 million of WildBlue’s cash on hand. To finance in part the cash payment made to the WildBlue Investors, in October 2009 we issued $275.0 million in aggregate principal amount of Notes and, in December 2009, we borrowed $140.0 million under our Credit Facility. During fiscal year 2010, we increased the amount of our revolving line of credit under the Credit Facility from $85.0 million to $275.0 million.
     On March 31, 2010, we and certain WildBlue Investors completed the sale of an aggregate of 6,900,000 shares of ViaSat common stock in an underwritten public offering, 3,173,962 of which were sold by us and 3,726,038 of which were sold by such WildBlue Investors. Our net proceeds from the offering were approximately $100.5 million. The shares sold by such WildBlue Investors in the offering constituted shares of our common stock issued to such WildBlue Investors in connection with our acquisition of WildBlue. We expect to use the net proceeds from the offering for general corporate purposes, which may include working capital, capital expenditures, financing costs related to the purchase, launch and operation of ViaSat-1 or any future satellite, or other potential acquisitions. On April 1, 2010, we used $80.0 million of the net proceeds to repay outstanding borrowings under the Credit Facility.
Government Systems
     Our government systems segment develops and produces network-centric IP-based secure government communications systems, products and solutions, which are designed to enable the collection and dissemination of secure real-time digital information between command centers, communications nodes and air defense systems. Customers of our government systems segment include tactical armed forces, public safety first-responders and remote government employees.
     The primary products and services of our government systems segment include:
•	Tactical data links, including MIDS terminals for military fighter jets and their successor, MIDS-J terminals, which was approved for low-rate initial production in 2010, “disposable” weapon data links, portable small tactical terminals and digital video data links for intelligence, surveillance and reconnaissance from UAVs and ground systems,

•	Information assurance products that enable military and government users to communicate information securely over networks, and that secure data stored on computers and storage devices, and

•	Government satellite communication systems, including an array of portable and fixed broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands.
Commercial Networks
     Our commercial networks segment develops and produces a variety of advanced end-to-end satellite communication systems and ground networking equipment and products that address five key market segments: consumer, enterprise, in-flight, maritime and ground mobile applications. These communication systems, networking equipment and products are generally developed through a combination of customer and discretionary internal research and development funding.

     Our satellite communication systems and ground networking equipment and products cater to a wide range of domestic and international commercial customers and include:
•	Consumer broadband, including next-generation satellite network infrastructure and ground terminals to access high capacity satellites,

•	Antenna systems for terrestrial and satellite applications, specializing in geo-special imagery, mobile satellite communication, Ka-band gateways, and other multi-band antennas,

•	Enterprise VSAT networks and products, designed to provide enterprises with broadband access to the internet or private networks,

•	Mobile broadband satellite communication systems, designed for use in aircraft, seagoing vessels and high-speed trains, and

•	Satellite networking systems design and technology development, including design and technology services covering all aspects of satellite communication system architecture and technology.
Satellite Services
     Our satellite services segment complements our commercial networks segment by providing wholesale and retail satellite-based broadband internet services in the United States via our satellite and capacity agreements and managed network services for the satellite communication systems of our consumer, enterprise and mobile broadband customers.
     The primary services offered by our satellite services segment comprise:
•	Wholesale and retail broadband services, comprised of WildBlue service, which provides two-way satellite-based broadband internet access to consumers and small businesses in the United States. As of April 2, 2010, we provided WildBlue service to approximately 424,000 subscribers. In addition, following the launch of ViaSat-1, we expect to provide wholesale and retail broadband service via ViaSat-1 in the United States at speeds and volumes that provide a broadband experience that is comparable to or better than terrestrial broadband alternatives such as cable modems and DSL connections. We expect this service to become available in mid 2011. We plan to offer wholesale broadband services via ViaSat-1 to national and regional distribution partners, including retail service providers and communications companies. We plan to offer our retail service via ViaSat-1 through WildBlue,

•	Mobile broadband services, comprised of global network management services for customers who use our ArcLight-based mobile satellite systems, and

•	Managed broadband services, comprised of a full-service managed broadband service for everyday enterprise networking or backup protection for primary networks.
Sources of Revenues
     To date, our ability to grow and maintain our revenues has depended on our ability to identify and target markets where the customer places a high priority on the technology solution, and our ability to obtain additional sizable contract awards. Due to the nature of this process, it is difficult to predict the probability and timing of obtaining awards in these markets.
     Our products are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts, which require us to provide products and services under a contract at a specified price, comprised approximately 91% of our revenues for fiscal year 2010 and 86% of our revenues for both fiscal years 2009 and 2008. The remainder of our revenue for such periods was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

     Historically, a significant portion of our revenues has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately $92.9 million or 14% of our total revenues during fiscal year 2010, $126.7 million or 20% of our total revenues during fiscal year 2009 and $112.2 million or 20% of our total revenues during fiscal year 2008.
     We also incur independent research and development expenses, which are not directly funded by a third party. Independent research and development expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development programs. Independent research and development expenses were approximately 4%, 5% and 6% of revenues during fiscal years 2010, 2009 and 2008, respectively. As a government contractor, we are able to recover a portion of our independent research and development expenses pursuant to our government contracts.
     Our satellite services segment revenues are primarily derived from our recently acquired WildBlue business (which provides wholesale and retail satellite-based broadband internet services in the United States) and our managed network services which complement the commercial networks segment by supporting the satellite communication systems of our enterprise and mobile broadband customers.
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
     During the third quarter of fiscal year 2010, we completed the acquisition of WildBlue (see Note 9). The acquisition was accounted for as a purchase and accordingly, the consolidated financial statements include the operating results of WildBlue from the date of acquisition in our satellite services segment.
Critical Accounting Policies and Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We consider the policies discussed below to be critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We describe the specific risks for these critical accounting policies in the following paragraphs. For all of these policies, we caution that future events rarely develop exactly as forecast, and even the best estimates routinely require adjustment.
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

     The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During fiscal years 2010, 2009 and 2008, we recorded losses of approximately $9.3 million, $5.4 million and $7.9 million, respectively, related to loss contracts.
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
     We believe we have established appropriate systems and processes to enable us to reasonably estimate future cost on our programs through regular quarterly evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we would disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of April 2, 2010 would change our income before income taxes by approximately $0.4 million.
     We also have contracts and purchase orders where revenue is recorded on delivery of products or performance of services in accordance with the authoritative guidance for revenue recognition (Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition” / ASC 605). Under this standard, we recognize revenue when an arrangement exists, prices are fixed and determinable, collectability is reasonably assured and the goods or services have been delivered.
     We also enter into certain leasing arrangements with customers and evaluate the contracts in accordance with FASB ASC Topic 840 — Leases. Our accounting for equipment leases involves specific determinations under the authoritative guidance, which often involve complex provisions and significant judgments. In accordance with the authoritative guidance, we classify the transactions as sales type or operating leases based on (1) review for transfers of ownership of the property to the lessee by the end of the lease term, (2) review of the lease terms to determine if it contains an option to purchase the leased property for a price which is sufficiently lower than the expected fair value of the property at the date of the option, (3) review of the lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and (4) review of the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. Additionally, we consider the cancelability of the contract and any related uncertainty of collections or risk in recoverability of the lease investment at lease inception. Revenue from sales type leases is recognized at the inception of the lease or when the equipment has been delivered and installed at the customer site, if installation is required. Revenues from equipment rentals under operating leases are recognized as earned over the lease term, which is generally on a straight-line basis.
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
     Collections in excess of revenues and deferred revenues represent cash collected from customers in advance of revenue recognition and are recorded in accrued liabilities for obligations within the next twelve months. Deferred revenues extending beyond the twelve months are recorded within other liabilities in the consolidated financial statements.

     Stock-based compensation
     Under the authoritative guidance for share-based payments (SFAS 123, “Share-Based Payments” / ASC 718), stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense ratably over the employees’ requisite service period. We use the Black-Scholes model to estimate the fair value of stock-based awards at the grant date. The Black-Scholes model requires using judgment to estimate stock price volatility, the expected option life, the risk-free interest rate, and the dividend yield, which are used to calculate fair value. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. To the extent actual forfeitures differ significantly from our estimates, adjustments to compensation cost may be required in future periods.
     Allowance for doubtful accounts
     We make estimates of the collectability of our accounts receivable based on historical bad debts, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debt allowances have been minimal; a contributing factor to this is that a significant portion of our sales has been to the U.S. government. Our accounts receivable balance was $176.4 million, net of allowance for doubtful accounts of $0.5 million, as of April 2, 2010, and our accounts receivable balance was $164.1 million, net of allowance for doubtful accounts of $0.4 million, as of April 3, 2009.
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
     We estimate the fair values of the reporting units using discounted cash flows and other indicators of fair value such as market comparable transactions, etc. We base the forecast of future cash flows on our best estimate of the future revenues and operating costs, which we derive primarily from existing firm orders, expected future orders, contracts with suppliers, labor agreements and general market conditions. Changes in these forecasts could cause a particular reporting unit to either pass or fail the first step in the guidance (SFAS 142 / ASC 350) related to the goodwill impairment model, which could significantly influence whether a goodwill impairment needs to be recorded. We adjust the cash flow forecasts by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation. In applying the first step, which is identification of any impairment of goodwill, no impairment of goodwill has resulted.

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
     Impairment of long-lived assets (property, equipment and satellites, and other assets)
     In accordance with the authoritative guidance for impairment or disposal of long-lived assets (SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” / ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for fiscal years 2010, 2009 and 2008.
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
     Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with the authoritative guidance for income taxes, net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our valuation allowance of $13.1 million and $2.1 million against deferred tax assets at April 2, 2010 and April 3, 2009, respectively, relate to state net operating loss carryforwards and research credit carryforwards available to reduce state income taxes. The increase in the valuation allowance was due to the acquisition of certain deferred tax assets of WildBlue. The acquired deferred tax assets from WildBlue were recorded net of the valuation allowance.
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

Results of Operations
     The following table presents, as a percentage of product, service or total revenues, income statement data for the periods indicated.

Fiscal Years Ended	April 2, 2010	April 3, 2009	March 28, 2008
Revenues:	100.0%	100.0%	100.0%
Product revenues	84.9	94.8	94.6
Service revenues	15.1	5.2	5.4
Operating expenses:
Cost of product revenues	69.9	71.3	72.6
Cost of service revenues	64.3	67.6	60.5
Selling, general and administrative	19.3	15.7	13.3
Independent research and development	4.0	4.7	5.6
Amortization of intangible assets	1.4	1.4	1.6
Income from operations	6.3	7.1	7.5
Income before income taxes	5.3	7.2	8.4
Provision for income taxes	0.8	1.1	2.4
Net income	4.5	6.1	6.0
Net income attributable to ViaSat, Inc.	4.5	6.1	5.8
Fiscal Year 2010 Compared to Fiscal Year 2009
     Product revenues

			Dollar	Percentage
	Fiscal Years Ended		increase	increase
(In millions, except percentages)	April 2, 2010	April 3, 2009	(decrease)	(decrease)
Product revenues	$584.1	$595.3	$(11.3)	(1.9)%
Percentage of total revenues	84.9%	94.8%
     Product revenues decreased from $595.3 million to $584.1 million during fiscal year 2010 when compared to fiscal year 2009. The decrease in product revenues was primarily due to lower product sales of $15.8 million in information assurance products, $14.7 million in consumer broadband products, $11.7 million in mobile broadband satellite communications systems products and $5.1 million in tactical data link products, offset by higher product sales of $13.7 million in enterprise VSAT networks and products, $10.7 million in government satellite communication systems and $9.3 million in antenna systems products.
     Service revenues

			Dollar	Percentage
	Fiscal Years Ended		increase	increase
(In millions, except percentages)	April 2, 2010	April 3, 2009	(decrease)	(decrease)
Service revenues	$104.0	$32.8	$71.2	216.7%
Percentage of total revenues	15.1%	5.2%
     Service revenues increased from $32.8 million to $104.0 million during fiscal year 2010 when compared to fiscal year 2009 primarily due to the acquisition of WildBlue in December 2009 which contributed $62.5 million of service revenues in fiscal year 2010. The remainder of the service revenue increase was primarily driven by growth in our mobile broadband service revenues and approximately $5.2 million from our government satellite communication systems service sales.

     Cost of product revenues

			Dollar	Percentage
	Fiscal Years Ended		increase	increase
(In millions, except percentages)	April 2, 2010	April 3, 2009	(decrease)	(decrease)
Cost of product revenues	$408.5	$424.6	$(16.1)	(3.8)%
Percentage of product revenues	69.9%	71.3%
     Our cost of product revenues decreased from $424.6 million to $408.5 million during fiscal year 2010 when compared to fiscal year 2009 primarily due to the decreased product revenues, which caused a decrease of approximately $8.0 million in cost of product revenues. We also experienced improved product margins resulting in a further decrease in cost of product revenues of approximately $8.1 million. This improvement in margin was primarily due to product cost reductions in information assurance products, consumer broadband programs and enterprise VSAT networks in fiscal year 2010 compared to fiscal year 2009. Cost of product revenues may fluctuate in future periods depending on the mix of products sold, competition, new product introduction costs and other factors.
     Cost of service revenues

			Dollar	Percentage
	Fiscal Years Ended		increase	increase
(In millions, except percentages)	April 2, 2010	April 3, 2009	(decrease)	(decrease)
Cost of service revenues	$66.8	$22.2	$44.6	201.0%
Percentage of service revenues	64.3%	67.6%
     Our cost of service revenues increased from $22.2 million to $66.8 million during fiscal year 2010 when compared to fiscal year 2009 primarily due the service revenue increase from the acquisition of WildBlue in December 2009. The remainder of the increase in cost of service revenues was primarily driven by service revenue increases from our mobile broadband services and our government satellite communication systems services. Cost of service revenues may fluctuate in future periods depending on the mix of services provided, competition, new service introduction costs and other factors.
     Selling, general and administrative expenses

			Dollar	Percentage
	Fiscal Years Ended		increase	increase
(In millions, except percentages)	April 2, 2010	April 3, 2009	(decrease)	(decrease)
Selling, general and administrative	$132.9	$98.6	$34.3	34.7%
Percentage of total revenues	19.3%	15.7%
     The increase in selling, general and administrative (SG&A) expenses of $34.3 million during fiscal year 2010 compared to fiscal year 2009 was primarily attributable to $21.0 million in SG&A attributable to WildBlue since the date of acquisition (of which $2.7 million related to certain post-acquisition charges recorded for restructuring cost related to terminated employees), $8.7 million in transaction-related expenses incurred in connection with the WildBlue acquisition and approximately $3.8 million in new business proposal costs for new contract awards. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government, commercial and satellite service sales opportunities.
     Independent research and development

			Dollar	Percentage
	Fiscal Years Ended		increase	increase
(In millions, except percentages)	April 2, 2010	April 3, 2009	(decrease)	(decrease)
Independent research and development	$27.3	$29.6	$(2.3)	(7.8)%
Percentage of total revenues	4.0%	4.7%
     The decrease in independent, research and development (IR&D) expenses of approximately $2.3 million reflects a year-over-year decrease in the government systems segment of $3.4 million, offset by an increase in the commercial networks segment of $1.1 million, for fiscal year 2010 when compared to fiscal year 2009. The lower IR&D expenses were principally due to a shift of some of our efforts from internal development projects to customer-funded development.
     Amortization of acquired intangible assets. We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from eight months to ten years. The increase in amortization was primarily due to the amortization of approximately $3.8 million related to the new intangibles acquired as a result of the WildBlue acquisition in December 2009, offset partially by a decrease in amortization due to the fact that certain acquired technology intangibles in our commercial networks segment became fully amortized over the preceding twelve months.

     The expected amortization expense of amortizable acquired intangible assets for the next five fiscal years is as follows:

Amortization
(In thousands)
Expected for fiscal year 2011	$17,807
Expected for fiscal year 2012	16,551
Expected for fiscal year 2013	13,446
Expected for fiscal year 2014	11,705
Expected for fiscal year 2015	11,628
Thereafter	18,252

$89,389

     Interest income. The decrease in interest income of $0.8 million year-over-year was primarily due to lower interest rates on our investments and lower average invested cash balances during fiscal year 2010 when compared to fiscal year 2009.
     Interest expense. The increase in interest expense of $6.8 million year-over-year was primarily due to interest expense on the Notes and the Credit Facility. We capitalized $8.8 million of interest expense associated with the construction of our ViaSat-1 satellite and other assets during fiscal year 2010 compared to no amounts capitalized during fiscal year 2009. The amount of such capitalized interest will depend on the carrying value of the ViaSat-1 satellite and the duration of the construction phase of the project. We expect to incur significantly more interest expense as a result of the issuance on October 22, 2009 of the Notes and will continue to capitalize additional interest related to our ViaSat-1 satellite construction project, as appropriate.
     Provision for income taxes. The effective income tax rate remained flat at 15.0% in fiscal years 2010 and 2009. The provision for income taxes for fiscal year 2010 reflects the expiration of the federal research and development tax credit on December 31, 2009, and the recognition of approximately $3.5 million of previously unrecognized tax benefits due to the expiration of the statute of limitations for certain previously filed tax returns.
Our Segment Results Fiscal Year 2010 Compared to Fiscal Year 2009
     Government systems segment
     Revenues

			Dollar	Percentage
	Fiscal Years Ended		increase	increase
(In millions, except percentages)	April 2, 2010	April 3, 2009	(decrease)	(decrease)
Revenues	$385.2	$388.7	$(3.5)	(0.9)%
     The revenue decrease in our government systems segment was primarily due to lower sales of $16.4 million in information assurance products, primarily due to delayed awards caused by the timing of government funding for a number of customers and $4.3 million in tactical data link products, offset by higher sales of $15.9 million in our government satellite communication systems and higher sales of approximately $1.3 million spread across various other products.
     Segment operating profit

			Dollar	Percentage
	Fiscal Years Ended		increase	increase
(In millions, except percentages)	April 2, 2010	April 3, 2009	(decrease)	(decrease)
Segment operating profit	$55.7	$57.0	$(1.3)	(2.3)%
Percentage of segment revenues	14.5%	14.7%
     Our government systems segment operating profit decreased $1.3 million during fiscal year 2010 when compared to fiscal year 2009, primarily due to higher new business proposal costs for new contract awards of approximately $5.5 million offset by lower IR&D costs of approximately $3.4 million.

     Commercial networks segment
     Revenues

			Dollar	Percentage
	Fiscal Years Ended		increase	increase
(In millions, except percentages)	April 2, 2010	April 3, 2009	(decrease)	(decrease)
Revenues	$227.1	$230.8	$(3.7)	(1.6)%
     Our commercial networks segment revenue decrease was mainly due to a reduction in product sales of $15.7 million from our consumer broadband products, partially due to ViaSat no longer selling equipment to WildBlue as a customer following our acquisition of WildBlue and $11.8 million from our mobile broadband satellite communication systems products. These decreases were offset by higher product sales of $13.5 million from our enterprise VSAT networks and $9.4 million from our antenna systems products.
     Segment operating profit

			Dollar	Percentage
	Fiscal Years Ended		increase	increase
(In millions, except percentages)	April 2, 2010	April 3, 2009	(decrease)	(decrease)
Segment operating profit	$6.1	$0.1	$6.0	9,568.3%
Percentage of segment revenues	2.7%	0.0%
     Our commercial networks segment operating profit increased in fiscal year 2010 when compared to fiscal year 2009, primarily due to product cost decreases resulting in higher product margin contributions of approximately $4.9 million, mainly from our consumer broadband products and our enterprise VSAT networks products, and a $3.2 million decrease in selling, support and new business proposal costs, offset by a $1.1 million increase in IR&D costs.
     Satellite services segment
     Revenues

			Dollar	Percentage
	Fiscal Years Ended		increase	increase
(In millions, except percentages)	April 2, 2010	April 3, 2009	(decrease)	(decrease)
Revenues	$75.8	$8.7	$67.1	771.9%
     The increase in our satellite services segment revenue in fiscal year 2010 when compared to fiscal year 2009 was primarily due to the acquisition of WildBlue in December 2009 which contributed $63.4 million of revenues in fiscal year 2010. The remainder of the revenue increase was primarily driven by growth in our mobile broadband services revenues.
     Segment operating loss

			Dollar	Percentage
	Fiscal Years Ended		(increase)	(increase)
(In millions, except percentages)	April 2, 2010	April 3, 2009	decrease	decrease
Segment operating loss	$(9.3)	$(4.0)	$(5.3)	(133.9)%
Percentage of segment revenues	(12.3)%	(45.8)%
     The increase in our satellite services segment operating loss of $5.3 million in fiscal year 2010 when compared to fiscal year 2009 was primarily due to approximately $8.7 million in transaction-related expenses incurred in connection with the WildBlue acquisition and $21.0 million in SG&A expenses incurred by WildBlue during fiscal year 2010 since the date of acquisition (of which $2.7 million was related to certain post-acquisition charges recorded for restructuring costs related to terminated employees), offset by WildBlue revenues and related product contributions of $25.5 million.

Fiscal Year 2009 Compared to Fiscal Year 2008
     Product revenues

			Dollar	Percentage
	Fiscal Years Ended		increase	increase
(In millions, except percentages)	April 3, 2009	March 28, 2008	(decrease)	(decrease)
Product revenues	$595.3	$543.5	$51.9	9.5%
Percentage of total revenues	94.8%	94.6%
     Product revenues increased from $543.5 million in fiscal year 2008 to $595.3 million during fiscal year 2009. The increase was primarily related to higher sales of $45.5 million in information assurance products, $29.6 million in government satellite communication systems, $19.2 million in mobile broadband satellite communication systems programs and $6.0 million in video data link systems, offset by a decrease in sales of $34.0 million in consumer broadband products sales, $10.8 million in tactical data link products, $2.2 million in enterprise VSAT networks and product sales and a decrease of $1.1 million in sales from our majority-owned subsidiary, TrellisWare.
     Service revenues

			Dollar	Percentage
	Fiscal Years Ended		increase	increase
(In millions, except percentages)	April 3, 2009	March 28, 2008	(decrease)	(decrease)
Service revenues	$32.8	$31.2	$1.7	5.3%
Percentage of total revenues	5.2%	5.4%
     Service revenue increased from $31.2 million in fiscal year 2008 to $32.8 million during fiscal year 2009 primarily derived from service arrangements supporting both the mobile broadband and managed broadband service markets in our satellite services segment.
     Cost of product revenues

			Dollar	Percentage
	Fiscal Years Ended		increase	increase
(In millions, except percentages)	April 3, 2009	March 28, 2008	(decrease)	(decrease)
Cost of product revenues	$424.6	$394.7	$30.0	7.6%
Percentage of product revenues	71.3%	72.6%
     The increase in cost of product revenues from $394.7 million during fiscal year 2008 to $424.6 million in fiscal year 2009 was primarily due to our increased product revenues year-over-year, resulting in increased cost of product revenue of approximately $37.7 million offset by a slight year-over-year decrease in cost of product revenues as a percentage of product revenues from 72.6% to 71.3%, reducing the cost of product revenues by approximately $7.7 million. This improvement was due to product cost reductions in our government satellite communication systems programs, offset by an increase in product cost of revenues in our consumer broadband development programs in fiscal year 2009 compared to fiscal year 2008. Product cost of revenues for fiscal years 2009 and 2008 included approximately $2.5 million and $1.8 million, respectively, in stock-based compensation expense.
     Cost of service revenues

			Dollar	Percentage
	Fiscal Years Ended		increase	increase
(In millions, except percentages)	April 3, 2009	March 28, 2008	(decrease)	(decrease)
Cost of service revenues	$22.2	$18.9	$3.4	17.8%
Percentage of service revenues	67.6%	60.5%
     The increase in cost of service revenues from $18.9 million during fiscal year 2008 to $22.2 million in fiscal year 2009 was primarily due to a year-over-year increase in cost of service revenues as a percentage of service revenues from 60.5% to 67.6% resulting in higher cost of service revenue of approximately $2.3 million. This was due to lower margins in both our mobile broadband services and managed broadband service markets.
Selling, general and administrative expenses

			Dollar	Percentage
	Fiscal Years Ended		increase	increase
(In millions, except percentages)	April 3, 2009	March 28, 2008	(decrease)	(decrease)
Selling, general and administrative	$98.6	$76.4	$22.3	29.1%
Percentage of revenues	15.7%	13.3%
     The increase in SG&A expenses in fiscal year 2009 compared to fiscal year 2008 was primarily attributable to higher selling and new business proposal costs of approximately $4.1 million for new contract awards, increased support costs related to business growth of approximately $14.4 million, increased support costs related to our ViaSat-1 satellite of $2.1 million and an increase of approximately $1.6 million in stock-based compensation expense.

     Independent research and development

			Dollar	Percentage
	Fiscal Years Ended		increase	increase
(In millions, except percentages)	April 3, 2009	March 28, 2008	(decrease)	(decrease)
Independent research and development	$29.6	$32.3	$(2.7)	(8.2)%
Percentage of revenues	4.7%	5.6%
     The year-over-year decrease in IR&D expenses of approximately $2.7 million reflects a year-over-year decrease in our commercial networks segment of $4.8 million for fiscal year 2009 when compared to fiscal year 2008, offset by an increase in our government systems segment of $2.2 million. The lower IR&D expenses were principally due to a shift of some of our efforts from internal development projects to customer-funded development.
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
     Interest expense. Interest expense decreased slightly to $0.5 million for fiscal year 2009 from $0.6 million for fiscal year 2008. Commitment fees on our line of credit availability remained substantially the same for each period. We had no outstanding borrowings under our line of credit at April 3, 2009 and March 28, 2008.
     Provision for income taxes. The decrease in the effective income tax rate from 15.0% in fiscal year 2009 compared to 28.1% in fiscal year 2008 was primarily due to increased federal tax credits in fiscal year 2009 as the federal research credit in fiscal year 2009 included fifteen months of the credit compared to only nine months in fiscal year 2008 as a result of the October 2008 reinstatement of the credit retroactively from January 1, 2008.
Our Segment Results Fiscal Year 2009 Compared to Fiscal Year 2008
     Government systems segment
     Revenues

			Dollar	Percentage
	Fiscal Years Ended		increase	increase
(In millions, except percentages)	April 3, 2009	March 28, 2008	(decrease)	(decrease)
Revenues	$388.7	$319.5	$69.1	21.6%
     Our year-over-year government systems segment revenues increased primarily due to higher customer awards of $407.3 million during fiscal year 2009 compared to $306.2 million in fiscal year 2008, and the conversion of a portion of those awards into revenues. The $69.1 million revenue increase was generated from higher product sales of information assurance products of $45.5 million, next generation military satellite communication systems of $29.6 million and video data link systems of $6.0 million, offset by a revenue decrease of $10.8 million in next generation tactical data link development and a $1.1 million revenue decrease from our majority-owned subsidiary TrellisWare.

     Segment operating profit

			Dollar	Percentage
	Fiscal Years Ended		increase	increase
(In millions, except percentages)	April 3, 2009	March 28, 2008	(decrease)	(decrease)
Segment operating profit	$57.0	$45.8	$11.2	24.5%
Percentage of segment revenues	14.7%	14.3%
     Government systems segment operating profits increased in fiscal year 2009 when compared to fiscal year 2008 primarily due to increased revenues and related product contributions of $27.7 million, offset by $14.3 million in higher selling, support and new business proposal costs, and a $2.2 million increase in IR&D costs.
     Commercial networks segment
     Revenues

			Dollar	Percentage
	Fiscal Years Ended		increase	increase
(In millions, except percentages)	April 3, 2009	March 28, 2008	(decrease)	(decrease)
Revenues	$230.8	$248.3	$(17.5)	(7.0)%
     The decrease in our commercial networks segment fiscal year 2009 revenues compared to fiscal year 2008 primarily resulted from reduced consumer broadband products revenues of $34.0 million and a $2.2 million revenue reduction from enterprise VSAT networks and products, offset by a $19.2 million revenue increase from our mobile satellite systems programs.
     Segment operating profit

			Dollar	Percentage
	Fiscal Years Ended		increase	increase
(In millions, except percentages)	April 3, 2009	March 28, 2008	(decrease)	(decrease)
Segment operating profit	$0.1	$9.8	$(9.7)	(99.4)%
Percentage of segment revenues	0.0%	3.9%
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
     Satellite services segment
     Revenues

			Dollar	Percentage
	Fiscal Years Ended		increase	increase
(In millions, except percentages)	April 3, 2009	March 28, 2008	(decrease)	(decrease)
Revenues	$8.7	$6.8	$1.9	27.6%
     Our satellite services segment experienced a slight revenue increase year-over-year. These revenues were primarily derived from service arrangements supporting both the mobile broadband and enterprise managed networks services markets.
     Segment operating loss

			Dollar	Percentage
	Fiscal Years Ended		(increase)	(increase)
(In millions, except percentages)	April 3, 2009	March 28, 2008	decrease	decrease
Segment operating loss	$(4.0)	$(2.9)	$(1.1)	(39.5)%
Percentage of segment revenues	(45.8)%	(41.8)%
     The increase in satellite services segment operating losses of $1.1 million in fiscal year 2009 when compared to fiscal year 2008 was primarily driven by a $2.1 million increase in legal and support costs related to our ViaSat-1 satellite, offset by approximately $1.0 million in contributions from satellite services segment revenue growth, net of cost of revenues.

Backlog
     As reflected in the table below, both funded and firm backlog increased during fiscal year 2010, primarily due to some expected large contract awards that we began pursuing in fiscal year 2009 and for which negotiations were completed in fiscal year 2010.

	April 2, 2010	April 3, 2009
	(In millions)
Firm backlog
Government Systems segment	$217.8	$225.6
Commercial Networks segment	283.5	238.7
Satellite Services segment	27.5	10.3

Total	$528.8	$474.6

Funded backlog
Government Systems segment	$210.0	$209.1
Commercial Networks segment	283.5	187.1
Satellite Services segment	27.5	10.3

Total	$521.0	$406.5

Contract options	$27.3	$25.6

     The firm backlog does not include contract options. Of the $528.8 million in firm backlog, approximately $327.5 million is expected to be delivered in fiscal year 2011, and the balance is expected to be delivered in fiscal year 2012 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.
     Our total new awards were $766.2 million, $728.4 million and $560.0 million for fiscal years 2010, 2009 and 2008, respectively. New contract awards in fiscal year 2010 were a record for us.
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
Liquidity and Capital Resources
Overview
     We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing and equity financing. During fiscal year 2010, we generated $432.1 million of net cash from financing activities, which included net proceeds from a public offering of our common stock, the issuance of the Notes and additional borrowings under our Credit Facility. The general cash needs of our government systems, commercial networks and satellite services segments can vary significantly and depend on the type and mix of contracts in backlog (i.e., product or service, development or production, and timing of payments), the quality of the customer (i.e., government or commercial, domestic or international), the duration of the contract and the timing of payment of capital expenditures (e.g. milestones under our satellite construction and launch contracts). In addition, primarily within our government systems and commercial networks segments, program performance significantly impacts the timing and amount of cash flows. If a program is performing and meeting its contractual requirements, then the cash flow requirements are usually lower. The cash needs of the government systems segment tend to be more a function of the type of contract rather than customer quality. Also, U.S. government procurement regulations tend to restrict the timing of cash payments on the contract. In the commercial networks and satellite services segments, our cash needs are driven primarily by the quality of the customer and the type of contract. The quality of the customer can affect the specific contract cash flow and whether financing instruments are required by the customer. In addition, the commercial networks and satellite services financing environments tend to provide for more flexible payment terms with customers, including advance payments.

     Cash provided by operating activities in fiscal year 2010 was $112.5 million as compared to cash provided by operating activities in fiscal year 2009 of $61.9 million. The increase of $50.6 million in cash provided by operating activities in fiscal year 2010 as compared to fiscal year 2009 was primarily attributed to a year-over-year net decrease in cash used for net operating assets of $25.3 million and higher earnings after the effect of non-cash add-backs of approximately $25.3 million, which were mainly comprised of depreciation and deferred income taxes. The net operating asset decrease was predominantly due to an increase in our collections in excess of revenues included in accrued liabilities, which increased $13.8 million from the prior fiscal year-end, prior to the effect of the WildBlue acquisition. Collections in excess of revenues increased in fiscal year 2010 due to the timing of certain larger development projects milestones billings on programs in our government systems segment and commercial networks segment.
     Cash used in investing activities in fiscal year 2010 was $519.0 million as compared to cash used in investing activities in fiscal year 2009 of $126.1 million. The increase in cash used in investing activities was primarily related to $378.0 million of net cash used for the acquisition of WildBlue, as well as an increase of approximately $17.0 million for capital expenditures for other equipment and new CPE units. Our payments for the construction of ViaSat-1 were consistent with the prior year at approximately $93.7 million in fiscal year 2010 compared to approximately $93.4 million in fiscal year 2009.
     Cash provided by financing activities for fiscal year 2010 was $432.1 million as compared to $3.2 million for fiscal year 2009. The approximate $428.9 million increase in cash inflows for fiscal year 2010 compared to fiscal year 2009 was primarily related to the $271.6 million in proceeds, net of issue discount, from issuance of the Notes in October 2009, $60.0 million in proceeds from borrowings under our Credit Facility, and $100.5 million in net proceeds from a public offering of common stock in March 2010. These cash inflows were offset by the payment of debt issuance costs of $12.8 million and the repurchase of 251,731 shares of ViaSat common stock from Intelsat for approximately $8.0 million. In addition, cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, offset by the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.
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
     The projected total cost of the ViaSat-1 project, including the satellite, launch, insurance and related gateway infrastructure, through in-service of the satellite is estimated to be approximately $400.0 million, excluding capitalized interest, and will depend on the timing of the gateway infrastructure roll-out, among other things. However, we anticipate capitalizing certain amounts of interest expense related to our outstanding borrowings in connection with our capital projects under construction, such as construction of ViaSat-1 and other assets. We continually evaluate alternative strategies that would limit our total required investment. We believe we have adequate sources of funding for the project, which includes our cash on hand, the cash we expect to generate from operations over the next few years, and additional borrowing ability based on our financial position and debt leverage ratio. We believe this provides us flexibility to execute this project in an appropriate manner and/or obtain outside equity under terms that we consider reasonable.

Senior notes due 2016
     On October 22, 2009, we issued $275.0 million in principal amount of Notes in a private placement to institutional buyers. The Notes were exchanged in May 2010 for substantially identical Notes that had been registered with the SEC. The Notes bear interest at the rate of 8.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in March 2010. The Notes were issued with an original issue discount of 1.24%, or $3.4 million. The Notes are recorded as long-term debt, net of original issue discount, in our consolidated financial statements. The original issue discount and deferred financing cost associated with the issuance of the Notes are amortized to interest expense over the term of the Notes.
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
     Prior to September 15, 2012, we may redeem up to 35% of the Notes at a redemption price of 108.875% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. We may also redeem the Notes prior to September 15, 2012, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of: (i) 1.0% of the principal amount of such Notes and (ii) the excess, if any, of (a) the present value at such date of redemption of (1) the redemption price of such Notes on September 15, 2012 plus (2) all required interest payments due on such Notes through September 15, 2012 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the treasury rate (as defined under the indenture) plus 50 basis points, over (b) the then-outstanding principal amount of such Notes. The Notes may be redeemed, in whole or in part, at any time during the twelve months beginning on September 15, 2012 at a redemption price of 106.656%, during the twelve months beginning on September 15, 2013 at a redemption price of 104.438%, during the twelve months beginning on September 15, 2014 at a redemption price of 102.219%, and at any time on or after September 12, 2015 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.
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
     In connection with the private placement of the Notes, we entered into a registration rights agreement with the initial purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the Notes. We agreed to use commercially reasonable efforts to consummate an exchange offer within 365 days after the issuance of the Notes or, under certain circumstances, to prepare and file a shelf registration statement to cover the resale of the Notes. If we did not comply with certain of our obligations under the registration rights agreement, the registration rights agreement provided that additional interest would accrue on the principal amount of the Notes at a rate of 0.25% per annum during the 90-day period immediately following such default and would increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event would the penalty rate exceed 1.00% per annum. In accordance with the registration rights agreement, we consummated the exchange offer on May 24, 2010. Accordingly, we have no obligation to pay additional interest on the Notes.

Credit Facility and liquidity
     We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities. At April 2, 2010, we had $89.6 million in cash and cash equivalents, $214.5 million in working capital and $60.0 million in principal amount of outstanding borrowings under our Credit Facility. At April 3, 2009, we had $63.5 million in cash and cash equivalents, $203.4 million in working capital and no outstanding borrowings under our Credit Facility. Our cash and cash equivalents are held in accounts managed by third party financial institutions. To date, we have experienced no loss of access to our cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
     The Credit Facility, as amended, provides a revolving line of credit of $275.0 million (including up to $35.0 million of letters of credit), which matures on July 1, 2012. Borrowings under the Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, Eurodollar rate plus 1.00% or the administrative agent’s prime rate as announced from time to time, or (2) at the Eurodollar rate plus, in the case of each of (1) and (2), an applicable margin that is based on the ratio of our debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At April 2, 2010, the effective interest rate on our outstanding borrowings under the Credit Facility was 4.75%. We have capitalized certain amounts of interest expense on our Credit Facility in connection with the construction of ViaSat-1 and other assets. The Credit Facility is guaranteed by certain of our domestic subsidiaries and collateralized by substantially all of our respective assets.
     At April 2, 2010, we had $60.0 million in principal amount of outstanding borrowings under the Credit Facility and $12.9 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility of $202.1 million.
     The Credit Facility contains financial covenants regarding a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. On December 14, 2009, we amended the Credit Facility to clarify the calculation of EBITDA following the completion of the WildBlue acquisition. On March 15, 2010, we further amended the Credit Facility to, among other things, (1) increase the aggregate amount of letters of credit that may be issued from $25.0 million to $35.0 million, (2) permit ViaSat to request an increase in the revolving loan commitment under the Credit Facility of up to $90.0 million, (3) increase the basket for permitted indebtedness for capital lease obligations from $10.0 million to $50.0 million, (4) increase the maximum permitted leverage ratio and senior secured leverage ratio, (5) decrease the minimum permitted interest coverage ratio, and (6) increase certain baskets under the Credit Facility for permitted investments and capital expenditures. On March 23, 2010, we increased the amount of our revolving line of credit under the Credit Facility from $210.0 million to $275.0 million.
     To further enhance our liquidity position, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public and/or private capital markets. In March 2010, we filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of debt securities, common stock, preferred stock, depositary shares, warrants and rights. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering.
     On March 31, 2010, we and certain WildBlue Investors completed the sale of an aggregate of 6,900,000 shares of ViaSat common stock in an underwritten public offering, 3,173,962 of which were sold by us and 3,726,038 of which were sold by such WildBlue Investors. Our net proceeds from the offering were approximately $100.5 million. The shares sold by WildBlue Investors in the offering constituted shares of our common stock issued to such WildBlue Investors in connection with our acquisition of WildBlue. We expect to use the net proceeds from the offering for general corporate purposes, which may include working capital, capital expenditures, financing costs related to the purchase, launch and operation of ViaSat-1 or any future satellite, or other potential acquisitions. On April 1, 2010, we used $80.0 million of the net proceeds to repay outstanding borrowings under the Credit Facility.
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

Contractual Obligations
     The following table sets forth a summary of our obligations at April 2, 2010:

		For the Fiscal Years Ending
	Total	2011	2012-2013	2014-2015	Thereafter
	(In thousands)
Operating leases and satellite capacity agreements	$133,502	$25,321	$43,414	$39,147	$25,620
The Notes (1)	432,624	24,406	48,813	48,813	310,592
Line of credit	60,000	—	60,000	—	—
Standby letters of credit	12,946	12,534	412	—	—
Purchase commitments including satellite-related agreements	439,838	219,196	37,939	148,483	34,220

Total	$1,078,910	$281,457	$190,578	$236,443	$370,432

(1)	Includes total interest payments on the Notes of $24.4 million in fiscal year 2011, $48.8 million in fiscal 2012-2013, $48.8 million in fiscal 2014-2015 and $35.6 million thereafter.
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
     Our consolidated balance sheets included $24.4 million and $24.7 million of “other liabilities” as of April 2, 2010 and April 3, 2009, respectively, which primarily consists of our long-term warranty obligations, deferred lease credits, long-term portion of deferred revenue and long-term unrecognized tax position liabilities. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 8 of the notes to consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 13 for a discussion of our product warranties.
Certain Relationships and Related-Party Transactions
     For a discussion of “Certain Relationships and Related-Party Transactions,” see Note 16 of the notes to our consolidated financial statements, which we incorporate herein by reference.
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements at April 2, 2010 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this report.
Recent Authoritative Guidance
     In June 2009, the FASB issued authoritative guidance which amends the consolidation guidance applicable to variable interest entities SFAS 167, “Amendments to FASB Interpretation No. 46R” (SFAS 167). The guidance will affect the overall consolidation analysis under the current authoritative guidance for consolidation of variable interest entities (FIN 46R / ASC 810) and is effective for us as of the beginning of the first quarter of fiscal year 2011. We are currently evaluation the impact that the guidance may have on our consolidated financial statements and disclosures.
     In October 2009, the FASB issued authoritative guidance for revenue recognition with multiple deliverables (EITF 08-1, “Revenue Arrangements with Multiple Deliverables”). This new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This guidance will be effective for us beginning in the first quarter of fiscal year 2012, however early adoption is permitted. The revised guidance is not expected to have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
     Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, and short-term and long-term obligations, including the Credit Facility and the Notes. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. As of April 2, 2010, we had $60.0 million and $275.0 million in principal amount of outstanding borrowings under our Credit Facility and Notes, respectively, and we held no short-term investments. Our exposure to market risk for changes in interest rates relates primarily to borrowings under our Credit Facility, cash equivalents, short-term investments and short-term obligations, as our Notes bear interest at a fixed rate.
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
     As of April 2, 2010, we had $60.0 million in principal amount of outstanding borrowings under our Credit Facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin that is based on the ratio of our debt to EBITDA. As of April 2, 2010, the effective interest rate on our outstanding borrowings under the Credit Facility was 4.75%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred prior to effects of capitalized interest and cash flow by approximately $0.3 million.
Foreign exchange risk
     We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies and we pay some of our vendors in Euros, we are exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.
     As of April 2, 2010, we had no foreign currency exchange contracts outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our consolidated financial statements at April 2, 2010 and April 3, 2009 and for each of the three years in the period ended April 2, 2010, and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on pages F-1 through F-39.
Summarized Quarterly Data (Unaudited)
     The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. Summarized quarterly data for fiscal years 2010 and 2009 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2010
Revenues	$158,408	$160,666	$156,364	$212,642
Income from operations	11,271	12,029	1,862	17,848
Net income	8,292	9,092	3,063	10,392
Net income attributable to ViaSat, Inc.	8,269	9,175	3,246	10,446
Basic net income per share	0.27	0.29	0.10	0.29
Diluted net income per share	0.25	0.28	0.09	0.27
2009
Revenues	$152,961	$159,280	$150,362	$165,576
Income from operations	9,157	9,303	11,559	14,268
Net income	6,370	9,275	10,626	12,176
Net income attributable to ViaSat, Inc.	6,291	9,258	10,666	12,116
Basic net income per share	0.21	0.30	0.35	0.39
Diluted net income per share	0.20	0.29	0.34	0.38
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
     As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 2, 2010, the end of the period covered by this Annual Report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 2, 2010.

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
     During the quarter ended April 2, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the company’s management, including our principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management concluded that its internal control over financial reporting was effective as of April 2, 2010.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     We excluded WildBlue from our assessment of internal control over financial reporting as of April 2, 2010 because we acquired WildBlue in a purchase business combination on December 15, 2009. The assets of WildBlue, a wholly owned subsidiary, constituted approximately $517.9 million of our total assets as of April 2, 2010, and WildBlue revenues constituted approximately $63.4 million of our total revenues for the fiscal year ended April 2, 2010.
     The company’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of April 2, 2010, as stated in their report which appears on page F-1.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this item is included in our definitive Proxy Statement to be filed with the SEC in connection with our 2010 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Corporate Governance Principles and Board Matters,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by this item is included in the Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements
     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
Exhibits
     The Exhibit Index on page 58 is incorporated herein by reference as the list of exhibits required as part of this Annual Report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.
Date: May 28, 2010	By:	/s/ MARK D. DANKBERG
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

Signature	Title	Date

/s/ MARK D. DANKBERG Mark D. Dankberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 28, 2010

/s/ RONALD G. WANGERIN Ronald G. Wangerin	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	May 28, 2010

/s/ ROBERT W. JOHNSON Robert W. Johnson	Director	May 28, 2010

/s/ JEFFREY M. NASH Jeffrey M. Nash	Director	May 28, 2010

/s/ B. ALLEN LAY B. Allen Lay	Director	May 28, 2010

/s/ MICHAEL B. TARGOFF Michael B. Targoff	Director	May 28, 2010

/s/ JOHN P. STENBIT John P. Stenbit	Director	May 28, 2010

/s/ HARVEY P. WHITE Harvey P. White	Director	May 28, 2010

EXHIBIT INDEX

						Filed or
Exhibit		Incorporated by Reference				Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated as of September 30, 2009, by and among ViaSat, Inc., WildBlue Holding, Inc. and Aloha Merger Sub, Inc.	8-K	000-21767	2.1	10/02/2009

3.1	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.	10-Q	000-21767	3.1	11/14/2000

3.2	First Amended and Restated Bylaws of ViaSat, Inc.	S-3	333-116468	3.2	06/14/2004

4.1	Form of Common Stock Certificate	S-1/A	333-13183	4.1	11/05/1996

4.2	Indenture, dated as of October 22, 2009, by and among ViaSat, Inc., ViaSat Credit Corp., Enerdyne Technologies, Inc., ViaSat Satellite Ventures, LLC, VSV I Holdings, LLC, VSV II Holdings, LLC, ViaSat Satellite Ventures U.S. I, LLC, ViaSat Satellite Ventures U.S. II, LLC and Wilmington Trust FSB, as trustee	8-K	000-21767	4.1	10/22/2009

4.3	Form of 8.875% Senior Note due 2016 of ViaSat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.2 hereto)	8-K	000-21767	4.1	10/22/2009

4.4	Registration Rights Agreement, dated as of October 22, 2009, by and among ViaSat, Inc., ViaSat Credit Corp., Enerdyne Technologies, Inc., ViaSat Satellite Ventures, LLC, VSV I Holdings, LLC, VSV II Holdings, LLC, ViaSat Satellite Ventures U.S. I, LLC, ViaSat Satellite Ventures U.S. II, LLC, J.P. Morgan Securities Inc., Banc of America Securities LLC, Wells Fargo Securities, LLC, Oppenheimer & Co. Inc. and Stephens Inc.	8-K	000-21767	4.2	10/22/2009

4.5	Registration Rights Agreement, dated as of December 15, 2009, by and among ViaSat, Inc. and the selling stockholders listed on Schedule A thereto	8-K	000-21767	10.1	12/18/2009

10.1	Form of Indemnification Agreement between ViaSat, Inc. and each of its directors and officers	8-K	000-21767	99.1	03/07/2008

10.2*	ViaSat, Inc. Employee Stock Purchase Plan (as Amended and Restated Effective July 1, 2009)	8-K	000-21767	10.1	10/05/2009

10.3*	1996 Equity Participation Plan of ViaSat, Inc. (As Amended and Restated Effective September 29, 2009)	8-K	000-21767	10.2	10/05/2009

						Filed or
Exhibit		Incorporated by Reference				Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.4*	Form of Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.2	10/02/2008

10.5*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.3	10/02/2008

10.6*	Form of Executive Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.4	10/02/2008

10.7*	Form of Non-Employee Director Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.3	10/05/2009

10.8	Fourth Amended and Restated Revolving Loan Agreement dated July 1, 2009 by and among ViaSat, Inc., Banc of America Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Union Bank, N.A. and the other lenders party thereto	10-Q	000-21767	10.2	08/12/2009

10.9	First Amendment to Fourth Amended and Restated Revolving Loan Agreement, dated as of September 30, 2009, by and among ViaSat, Inc., Banc of America Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Union Bank, N.A., and the other lenders party thereto	8-K	000-21767	10.1	10/02/2009

10.10	Second Amendment to Fourth Amended and Restated Revolving Loan Agreement, dated as of October 6, 2009, by and among ViaSat, Inc., Banc of America Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Union Bank, N.A., Wells Fargo Bank, National Association and the other lenders party thereto	8-K	000-21767	10.1	10/09/2009

10.11	Letter agreement, dated as of December 14, 2009, by and among ViaSat, Inc., Union Bank, N.A., and the other lenders party thereto	10-Q	000-21767	10.2	02/10/2010

10.12	Fourth Amendment to Fourth Amended and Restated Revolving Loan Agreement, dated as of March 15, 2010, by and among ViaSat, Inc., Banc of America Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Union Bank, N.A., Wells Fargo Bank, National Association and the other lenders party thereto	8-K	000-21767	10.1	03/17/2010

						Filed or
Exhibit		Incorporated by Reference				Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.13	Lease, dated March 24, 1998, by and between W9/LNP Real Estate Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, California)	10-K	000-21767	10.27	06/29/1998

10.14	Amendment to Lease, dated June 17, 2004, by and between Levine Investments Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, CA)	10-Q	000-21767	10.1	08/10/2004

10.15†	Contract for the ViaSat Satellite Program dated as of January 7, 2008 between ViaSat, Inc. and Space Systems/Loral, Inc.	10-Q	000-21767	10.1	02/06/2008

10.16	Beam Sharing Agreement dated January 11, 2008 between ViaSat, Inc. and Loral Space & Communications, Inc.	10-Q	000-21767	10.2	02/06/2008

10.17†	Amended and Restated Launch Services Agreement dated May 7, 2009 between ViaSat, Inc. and Arianespace	10-K	000-21767	10.13	05/28/2009

10.18†	Contract for Launch Services dated March 5, 2009 between ViaSat, Inc. and ILS International Launch Services, Inc.	10-K	000-21767	10.14	05/28/2009

10.19†	Award/Contract dated March 10, 2010 between ViaSat, Inc. and Space and Naval Warfare Systems					X

21.1	Subsidiaries					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer					X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates management contract, compensatory plan or arrangement.

†	Portions of this exhibit (indicated by asterisks) have been omitted and separately filed with the Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of ViaSat, Inc.:
     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of ViaSat, Inc. and its subsidiaries at April 2, 2010 and April 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended April 2, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
     As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests in a subsidiary in 2010.
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
     As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded WildBlue Communications Inc. (“WildBlue”) from its assessment of internal control over financial reporting as of April 2, 2010 because it was acquired by the Company in a purchase business combination during fiscal 2010. We have also excluded WildBlue from our audit of internal control over financial reporting. WildBlue is a wholly-owned subsidiary whose total assets and total revenues represent $517.9 million and $63.4 million, respectively, of the related consolidated financial statement amounts as of and for the year ended April 2, 2010.
/s/ PricewaterhouseCoopers LLP
San Diego, California
May 28, 2010

VIASAT, INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	April 2,	April 3,
	2010	2009
	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$89,631	$63,491
Accounts receivable, net	176,351	164,106
Inventories	82,962	65,562
Deferred income taxes	17,346	26,724
Prepaid expenses and other current assets	28,857	18,941

Total current assets	395,147	338,824

Satellites, net	495,689	110,588
Property and equipment, net	155,804	59,637
Other acquired intangible assets, net	89,389	16,655
Goodwill	75,024	65,429
Other assets	82,499	31,809

Total assets	$1,293,552	$622,942

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$78,355	$63,397
Accrued liabilities	102,251	72,037

Total current liabilities	180,606	135,434

Line of credit	60,000	—
Long-term debt, net	271,801	—
Other liabilities	24,395	24,718

Total liabilities	536,802	160,152

Commitments and contingencies (Notes 11 and 12)
Equity:
ViaSat, Inc. equity
Series A, convertible preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at April 2, 2010 and April 3, 2009, respectively	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized; 39,792,633 and 31,047,118 shares outstanding at April 2, 2010 and April 3, 2009, respectively	4	3
Paid-in capital	545,962	273,102
Retained earnings	218,607	187,471
Common stock held in treasury, at cost, 407,137 and 66,968 at April 2, 2010 and April 3, 2009, respectively	(12,027)	(1,701)
Accumulated other comprehensive income (loss)	459	(127)

Total ViaSat, Inc. stockholders’ equity	753,005	458,748

Noncontrolling interest in subsidiary	3,745	4,042

Total equity	756,750	462,790

Total liabilities and equity	$1,293,552	$622,942

See accompanying notes to the consolidated financial statements.

VIASAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	April 2, 2010	April 3, 2009	March 28, 2008
	(In thousands, except per share data)
Revenues:
Product revenues	$584,074	$595,342	$543,468
Service revenues	104,006	32,837	31,182

Total revenues	688,080	628,179	574,650

Operating expenses:
Cost of product revenues	408,526	424,620	394,666
Cost of service revenues	66,830	22,204	18,854
Selling, general and administrative	132,895	98,624	76,365
Independent research and development	27,325	29,622	32,273
Amortization of acquired intangible assets	9,494	8,822	9,562

Income from operations	43,010	44,287	42,930

Other income (expense):
Interest income	621	1,463	5,712
Interest expense	(7,354)	(509)	(557)

Income before income taxes	36,277	45,241	48,085

Provision for income taxes	5,438	6,794	13,521

Net income	30,839	38,447	34,564
Less: Net (loss) income attributable to the noncontrolling interest, net of tax	(297)	116	1,051

Net income attributable to ViaSat, Inc.	$31,136	$38,331	$33,513

Net income per share attributable to ViaSat, Inc. common stockholders:
Basic net income per share attributable to ViaSat, Inc. common stockholders	$0.94	$1.25	$1.11
Diluted net income per share attributable to ViaSat, Inc. common stockholders	$0.89	$1.20	$1.04

Shares used in computing basic net income per share	33,020	30,772	30,232
Shares used in computing diluted net income per share	34,839	31,884	32,224
See accompanying notes to the consolidated financial statements.

VIASAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	April 2, 2010	April 3, 2009	March 28, 2008
		(In thousands)
Cash flows from operating activities:
Net income	$30,839	$38,447	$34,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,373	18,658	15,972
Amortization	9,582	9,952	12,069
Provision for bad debts	416	377	501
Deferred income taxes	4,229	(5,285)	488
Incremental tax benefits from stock-based compensation	—	(346)	(977)
Stock-based compensation expense	12,212	9,837	7,123
Other non-cash adjustments	2,661	373	894
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,117)	(9,103)	(16,014)
Inventories	(9,367)	(5,338)	(13,976)
Other assets	1,504	(2,653)	(4,077)
Accounts payable	2,965	1,740	1,216
Accrued liabilities	20,612	2,654	8,347
Other liabilities	637	2,629	2,173

Net cash provided by operating activities	112,546	61,942	48,303
Cash flows from investing activities:
Payments related to acquisitions of businesses, net of cash acquired	(377,987)	(925)	(9,826)
Purchases of property, equipment and satellites	(134,543)	(117,194)	(22,765)
Cash paid for patents, licenses and other assets	(13,796)	(8,028)	(2,582)
Change in restricted cash, net	7,298	—	—
Purchases of short-term investments held-to-maturity	—	—	(11,835)
Maturities of short-term investments held-to-maturity	—	—	11,835

Net cash used in investing activities	(519,028)	(126,147)	(35,173)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount	271,582	—	—
Proceeds from line of credit borrowings	263,000	10,000	—
Payments on line of credit	(203,000)	(10,000)	—
Payment of debt issuance costs	(12,781)	—	—
Proceeds from common stock issued in public offering, net of issuance costs	100,533	—	—
Proceeds from issuance of common stock under equity plans	23,085	6,742	8,388
Purchase of common stock in treasury	(10,326)	(667)	(1,034)
Payment on secured borrowing	—	(4,720)	—
Proceeds from sale of stock of majority-owned subsidiary	—	1,500	—
Incremental tax benefits from stock-based compensation	—	346	977

Net cash provided by financing activities	432,093	3,201	8,331
Effect of exchange rate changes on cash	529	(681)	370

Net increase (decrease) in cash and cash equivalents	26,140	(61,685)	21,831
Cash and cash equivalents at beginning of year	63,491	125,176	103,345

Cash and cash equivalents at end of year	$89,631	$63,491	$125,176

Supplemental information:
Cash paid for interest (net of amounts capitalized)	$6,287	$413	$170

Cash paid for income taxes, net	$7,784	$13,287	$11,485

Non-cash investing and financing activities:
Issuance of common stock in connection with acquisitions	$131,888	$—	$452
Fair value of assets acquired in business combinations, excluding cash acquired	$536,732	$—	$2,873
Fair value of acquired intangibles	$91,472	$—	$2,726
Liabilities assumed in business combinations	$26,857	$—	$770
Issuance of stock in satisfaction of certain accrued employee compensation liabilities	$5,090	$—	$—
Issuance of common stock in connection with license right obtained	$303	$—	$—
Issuance of stock in satisfaction of a payable to former stockholders of an acquired business	$—	$—	$5,631
Issuance of payable in connection with acquisition	$—	$—	$800
See accompanying notes to the consolidated financial statements.

VIASAT, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)

ViaSat, Inc. Stockholders
					Common Stock		Accumulated
	Common Stock				in Treasury		Other
	Number of		Paid-in	Retained	Number of		Comprehensive	Noncontrolling		Comprehensive
	Shares Issued	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interest	Total	Income
Balance at March 30, 2007	29,733,396	$3	$232,693	$115,969	—	—	$130	$1,123	$349,918
Cumulative effect of adopting the authoritative guidance for accounting for uncertainty in income taxes	—	—	—	(342)	—	—	—	—	(342)
Exercise of stock options	386,189	—	5,701	—	—	—	—	—	5,701
Stock issued in connection with acquisitions of businesses, net of issuance costs	14,424	—	452	—	—	—	—	—	452
Stock issued as additional consideration in connection with acquisition of a business, net of issuance costs	170,763	—	5,631	—	—	—	—	—	5,631
Stock-based compensation expense	—	—	7,123	—	—	—	—	—	7,123
Tax benefit from exercise of stock options and release of restricted stock unit (RSU) awards	—	—	1,569	—	—	—	—	—	1,569
Issuance of stock under Employee Stock Purchase Plan	101,668	—	2,687	—	—	—	—	—	2,687
RSU awards vesting	94,165	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(33,238)	$(1,034)	—	—	(1,034)
Other noncontroling interest activity	—	—	—	—	—	—	—	115	115
Net income	—	—	—	33,513	—	—	—	1,051	34,564	$34,564
Foreign currency translation, net of tax	—	—	—	—	—	—	45	—	45	45

Comprehensive income										$34,609

Balance at March 28, 2008	30,500,605	$3	$255,856	$149,140	(33,238)	$(1,034)	$175	$2,289	$406,429
Exercise of stock options	337,276	—	3,619	—	—	—	—	—	3,619
Stock-based compensation expense	—	—	9,837	—	—	—	—	—	9,837
Tax benefit from exercise of stock options and release of RSU awards	—	—	667	—	—	—	—	—	667
Issuance of stock under Employee Stock Purchase Plan	182,024	—	3,123	—	—	—	—	—	3,123
RSU awards vesting	94,181	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(33,730)	(667)	—	—	(667)
Majority-owned subsidiary stock issuance	—	—	—	—	—	—	—	1,500	1,500
Other noncontrolling interest activity	—	—	—	—	—	—	—	137	137
Net income	—	—	—	38,331	—	—	—	116	38,447	$38,447
Foreign currency translation, net of tax	—	—	—	—	—	—	(302)	—	(302)	(302)

Comprehensive income										$38,145

Balance at April 3, 2009	31,114,086	$3	$273,102	$187,471	(66,968)	$(1,701)	$(127)	$4,042	$462,790
Exercise of stock options	1,019,899	—	19,435	—	—	—	—	—	19,435
Issuance of stock under Employee Stock Purchase Plan	168,640	—	3,650	—	—	—	—	—	3,650
Stock-based compensation expense	—	—	12,212	—	—	—	—	—	12,212
Shares issued in settlement of certain accrued employee compensation liabilities	192,894	—	5,090	—	—	—	—	—	5,090
RSU awards vesting	234,039	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(88,438)	(2,326)	—	—	(2,326)
Shares issued in connection with acquisition of business, net of issuance costs	4,286,250	1	131,637	—	—	—	—	—	131,638
Shares repurchased from Intelsat	—	—	—	—	(251,731)	(8,000)	—	—	(8,000)
Shares issued in connection with license right obtained	10,000	—	303	—	—	—	—	—	303
Common stock issued under public offering, net of issuance costs	3,173,962	—	100,533	—	—	—	—	—	100,533
Net income	—	—	—	31,136	—	—	—	(297)	30,839	$30,839
Foreign currency translation, net of tax	—	—	—	—	—	—	586	—	586	586

Comprehensive income										$31,425

Balance at April 2, 2010	40,199,770	$4	$545,962	$218,607	(407,137)	$(12,027)	$459	$3,745	$756,750

See accompanying notes to the consolidated financial statements.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — The Company and a Summary of Its Significant Accounting Policies
     The Company
     ViaSat, Inc. (the “Company”) designs, produces and markets advanced innovative satellite and other wireless communication and secure networking systems, products and services.
     Principles of consolidation
     The Company’s consolidated financial statements include the assets, liabilities and results of operations of ViaSat and its wholly owned subsidiaries and of TrellisWare Technologies, Inc. (TrellisWare), a majority-owned subsidiary. All significant intercompany amounts have been eliminated.
     The Company’s fiscal year is the 52 or 53 weeks ending on the Friday closest to March 31 of the specified year. For example, references to fiscal year 2010 refer to the fiscal year ending on April 2, 2010. The Company’s quarters for fiscal year 2010 ended on July 3, 2009, October 2, 2009, January 1, 2010 and April 2, 2010. This results in a 53 week fiscal year approximately every four to five years. Fiscal year 2010 is a 52 week year, compared with a 53 week year in fiscal year 2009. As a result of the shift in the fiscal calendar, the second quarter of fiscal year 2009 included an additional week. The Company does not believe that the extra week results in any material impact on its financial results.
     Certain prior period amounts have been reclassified to conform to the current period presentation.
     During the Company’s third quarter of fiscal year 2010, the Company completed the acquisitions of WildBlue Holding, Inc., a privately held Delaware corporation (WildBlue) (see Note 9). The acquisition was accounted for as a purchase. Accordingly, the operating results of WildBlue have been included from the date of acquisition in the Company’s consolidated financial statements.
     On April 4, 2009, the beginning of the Company’s first quarter of fiscal year 2010, the Company adopted the authoritative guidance for noncontrolling interests (Statement of Financial Accounting Standards (SFAS) 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” / ASC 810-10-65-1). The Company adopted the authoritative guidance for noncontrolling interests on a prospective basis, except for the presentation and disclosure requirements which were applied retrospectively for all periods presented. As a result, the Company reclassified to noncontrolling interest, a component of equity, what was previously reported as minority interest in consolidated subsidiary in the mezzanine section of the Company’s consolidated balance sheets and reported as a separate caption within the Company’s consolidated statements of operations, net income, net income attributable to the noncontrolling interest, and net income attributable to ViaSat, Inc. In addition, the Company utilized net income which now includes noncontrolling interest, as the starting point on the Company’s consolidated statements of cash flows in order to reconcile net income to net cash provided by operating activities. These reclassifications had no effect on previously reported consolidated income from operations, net income attributable to ViaSat, Inc. or net cash provided by operating activities. Also, net income per share continues to be based on net income attributable to ViaSat, Inc.
     The Financial Accounting Standards Board (FASB) has issued authoritative guidance on the Codification (Statements of Financial Accounting Standards (SFAS) No. 168 (SFAS 168), “FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles” / ASC 105). The authoritative guidance on the Codification (SFAS 168 / ASC 105) establishes the FASB Accounting Standards Codification (Codification or ASC) as the single source of accounting principles generally accepted in the United States of America (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it issues Accounting Standards Updates, which serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. GAAP is not intended to be changed as a result of the FASB’s Codification project, but it has changed the way the guidance is organized and presented. As a result, these changes have had a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the Codification in this annual report, and has provided references to the Codification topics alongside the references to the previously existing standards.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Management estimates and assumptions
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Significant estimates made by management include revenue recognition, stock-based compensation, self-insurance reserves, allowance for doubtful accounts, warranty accrual, valuation of goodwill and other intangible assets, patents, orbital slots and orbital licenses, software development, property, equipment and satellites, long-lived assets, income taxes and valuation allowance on deferred tax assets.
     Cash equivalents
     Cash equivalents consist of highly liquid investments with original maturities of 90 days or less.
     Short-term investments
     The Company accounts for marketable securities in accordance with the authoritative guidance for investments in debt and equity securities (SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” / ASC 320). The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date. Throughout fiscal years 2009, marketable securities consisted primarily of commercial paper with original maturities greater than 90 days at the date of purchase but less than one year. Management determines the appropriate classification of its investments in debt securities at the time of purchase and has designated all of its investments as held-to-maturity. Accordingly, the Company had recorded the related amounts at amortized cost as it had the intent and ability to hold the securities to maturity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The Company had no short-term investments as of April 2, 2010 and April 3, 2009.
     The Company regularly monitors and evaluates the realizable value of its marketable securities. When assessing marketable securities for other-than-temporary declines in value, the Company considers factors including: how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry, expected market volatility and the market in general, any news or financial information that has been released specific to the investee and the outlook for the overall industry in which the investee operates. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company records a charge to interest income. No such charges were incurred in fiscal year 2010 and fiscal year 2009.
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

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Revenues from the U.S. government comprised 30.3%, 36.0% and 30.4% of total revenues for fiscal years 2010, 2009 and 2008, respectively. Billed accounts receivable to the U.S. government as of April 2, 2010 and April 3, 2009 were 28.7% and 27.7%, respectively, of total billed receivables. In addition, none of Company’s commercial customers comprised 10.0% or more of total revenues for fiscal year 2010. In prior years two commercial customers comprised 10.3% and 7.8% of total revenues for fiscal year 2009, and 6.7% and 8.9% of total revenues for fiscal year 2008, respectively (although the second of these two commercial customers was WildBlue, which the Company acquired in December 2009). Billed accounts receivable for these two commercial customers as of April 3, 2009 were 9.8% and 6.6%, respectively, of total billed receivables. The Company’s five largest contracts generated approximately 25.4% , 34.8% and 44.1% of the Company’s total revenues for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008, respectively.
     The Company relies on a limited number of contract manufacturers to produce its products.
     Inventory
     Inventory is valued at the lower of cost or market, cost being determined by the weighted average cost method.
     Property, equipment and satellites
     Equipment, computers and software, furniture and fixtures and the Company’s satellite under construction are recorded at cost, net of accumulated depreciation. The Company generally computes depreciation using the straight-line method over the estimated useful lives of the assets ranging from two to twenty-four years. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term or the life of the improvement. Additions to property, equipment and satellites, together with major renewals and betterments, are capitalized. Maintenance, repairs and minor renewals and betterments are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized.
     Satellite construction costs, including launch services and insurance, are generally procured under long-term contracts that provide for payments over the contract periods and are capitalized as incurred. In addition, interest expense is capitalized on the carrying value of the satellite during the construction period. With respect to ViaSat-1, the Company’s high-capacity satellite currently under construction, and other assets, the Company capitalized $8.8 million of interest expense during the fiscal year ended April 2, 2010. No interest expense was capitalized during fiscal year 2009.
     As a result of the acquisition of WildBlue on December 15, 2009 (see Note 9), the Company acquired the WildBlue-1 satellite (which was placed into service in March 2007) and an exclusive prepaid lifetime capital lease of Ka-band capacity on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005). The acquired assets also included the indoor and outdoor customer premise equipment (CPE) units leased to subscribers under WildBlue’s retail leasing program. The Company depreciates the cost of CPE units and associated installation costs over its estimated useful life. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites as of April 2, 2010 was $41.5 million and $4.2 million, respectively. The Company did not have any cost or accumulated depreciation related to CPE units as of April 3, 2009. The Company recorded $4.2 million of depreciation expense related to CPE units during fiscal year 2010. The Company did not record any depreciation expense related to CPE units during fiscal year 2009.
     Goodwill and intangible assets
     The authoritative guidance for business combinations (SFAS 141, “Business Combinations” / ASC 805) requires that all business combinations be accounted for using the purchase method. The authoritative guidance for business combinations also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, acquired workforce must be recognized and reported in goodwill. The authoritative guidance for goodwill and other intangible assets (SFAS 142, “Goodwill and Other Intangible Assets” / ASC 350) requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful life. The authoritative guidance for goodwill and other intangible assets prohibits the amortization of goodwill and indefinite-lived intangible assets, but instead requires these assets to be tested for impairment at least annually and more frequently upon the occurrence of specified events. In addition, all goodwill must be assigned to reporting units for purposes of impairment testing.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Patents, orbital slots and orbital licenses
     The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and orbital licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. The Company capitalized $3.0 million and $1.8 million of costs related to patents, which were included in other assets as of April 2, 2010 and April 3, 2009, respectively. Accumulated amortization related to these patents was $0.3 million and $0.2 million as of April 2, 2010 and April 3, 2009, respectively. Amortization expense related to these patents was $0.1 million for the fiscal year ended April 2, 2010 and less than $0.1 million for each of the fiscal years ended April 3, 2009 and March 28, 2008. The Company also capitalized $5.2 million and $2.6 million of costs related to acquiring and obtaining of licenses which are included in other assets as of April 2, 2010 and April 3, 2009, related to orbital slots and orbital licenses that have not yet been placed into service. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During fiscal year 2010, fiscal year 2009 and fiscal year 2008, the Company did not write off any material costs due to abandonment or impairment.
     Debt issuance costs
     Debt issuance costs are amortized and recognized as interest expense on a straight-line basis over the expected term of the related debt, which is not materially different from the effective interest rate basis. During fiscal year 2010, the Company paid and capitalized approximately $12.8 million in debt issuance costs related to the Company’s 8.875% Senior Notes due 2016 (the Notes) and additional debt issuance costs related to the Company’s revolving credit facility (the Credit Facility). During fiscal years 2009 and 2008, the Company did not pay or capitalize any material amounts of debt issuance costs related to the Credit Facility. Unamortized debt issuance costs are recorded in prepaid expenses and other current assets and in other long-term assets in the consolidated balance sheets, depending on the amounts expected to be amortized to interest expense in the next fiscal year.
     Software development
     Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product not to exceed five years. The Company capitalized $8.0 million and $0.7 million of costs related to software developed for resale for fiscal years ended April 2, 2010 and April 3, 2009, respectively. The Company did not capitalize any material amounts related to software development for resale for the fiscal year ended March 28, 2008. There was no amortization expense of software development costs during fiscal year 2010. Amortization expense of software development costs was $1.1 million for fiscal year 2009 and $2.5 million for fiscal year 2008.
     Impairment of long-lived assets (property, equipment, and satellites, and other assets)
     In accordance with the authoritative guidance for impairment or disposal of long-lived assets (SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” / ASC 360), the Company assesses potential impairments to long-lived assets, including property, equipment and satellites, and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by the Company for fiscal years 2010, 2009 and 2008.

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
     The Company estimates the fair values of the related reporting units using discounted cash flows and other indicators of fair value. The forecast of future cash flows is based on the Company’s best estimate of the future revenues and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor agreements and general market conditions. Changes in these forecasts could cause a particular reporting unit to either pass or fail the first step in the goodwill impairment model, which could significantly influence whether goodwill impairment charge needs to be recorded.
     The cash flow forecasts are adjusted using a discount rate and other indicators of fair value.
     Acquisitions
     On December 15, 2009, the Company completed the acquisition WildBlue (see Note 9). The acquisition was accounted for as a purchase and accordingly, the consolidated financial statements include the operating results of WildBlue from the date of acquisition in the Company’s satellite services segment.
     On August 2, 2007, the Company completed the acquisition of all of the outstanding capital stock of JAST, S.A. (JAST), a Switzerland based, privately-held developer of microwave circuits and antennas for terrestrial and satellite applications, specializing in small, low-profile antennas for mobile satellite communications. The acquisition was accounted for as a purchase and accordingly, the consolidated financial statements include the operating results of JAST from the date of acquisition in the Company’s commercial networks segment. In connection with the terms of the Company’s JAST acquisition, during fiscal year 2009 and fiscal year 2010, the Company paid in cash approximately $0.8 million of the remaining portion of initial purchase price and approximately $0.2 million of additional cash consideration to the former stockholders of JAST, respectively.
     During the Company’s fiscal years 2007 and 2006, the Company completed the acquisitions of Enerdyne Technologies, Inc. (Enerdyne), Intelligent Compression Technologies, Inc. (ICT) and Efficient Channel Coding, Inc. (ECC). In connection with the Company’s ECC and Enerdyne acquisitions, under the terms of the acquisition agreements, the Company paid approximately $9.0 million and $0.3 million of additional cash consideration, respectively, during fiscal year 2008.
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
     Fair value of financial instruments
     The carrying amounts of the Company’s financial instruments, including cash equivalents, short-term investments, trade receivables, accounts payable and accrued liabilities, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s long-term borrowing is determined by using available market information for those securities or similar financial instruments.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Self-insurance liabilities
     The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and worker’s compensation. The self-insurance policies provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods, as well as other historical information for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company’s self-insurance liability for the plans was $1.4 million as of April 2, 2010 and April 3, 2009. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as current in accordance with the estimated timing of the projected payments.
     Secured borrowing customer arrangements
     Occasionally, the Company enters into secured borrowing arrangements in connection with customer financing in order to provide additional sources of funding. As of April 2, 2010 and April 3, 2009, the Company had no secured borrowing arrangements with customers. In the first quarter of fiscal year 2009, the Company paid all obligations related to its secured borrowing, under which the Company pledged a note receivable from a customer to serve as collateral for the obligation under the borrowing arrangement, totaling $4.7 million plus accrued interest.
     During fiscal year 2008, due to the customer’s payment default under the note receivable, the Company wrote down the note receivable by approximately $5.3 million related to the principal and interest accrued to date. During the fourth quarter of fiscal year 2009, the Company entered into certain agreements with the note receivable insurance carrier providing the Company approximately $1.7 million in cash payments and recorded a current asset of approximately $1.7 million and a long-term asset of approximately $1.5 million as of April 3, 2009. Pursuant to these agreements, the Company received additional cash payments totalling $2.0 million during fiscal year 2010 and as of April 2, 2010 recorded a current asset of approximately $1.0 million and a long-term asset of approximately $0.5 million.
     Indemnification provisions
     In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At April 2, 2010 and April 3, 2009, no such amounts were accrued.
     Simultaneously with the execution of the merger agreement relating to the acquisition of WildBlue, the Company entered into an indemnification agreement dated September 30, 2009 with several of the former stockholders of WildBlue pursuant to which such former stockholders agreed to indemnify the Company for costs which result from, relate to or arise out of potential claims and liabilities under various WildBlue contracts, an existing appraisal action regarding WildBlue’s 2008 recapitalization, certain rights to acquire securities of WildBlue and a severance agreement. Under the indemnification agreement, the Company is required to pay up to $0.5 million and has recorded a liability of $0.5 million in the consolidated balance sheet as of April 2, 2010 as an element of accrued liabilities.
     Noncontrolling interest
     A noncontrolling interest, previously referred to as minority interest, represents the equity interest in a subsidiary that is not attributable, either directly or indirectly, to the Company and is reported as equity of the Company, separately from the Company’s controlling interest. Revenues, expenses, gains, losses, net income or loss and other comprehensive income are reported in the consolidated financial statements at the consolidated amounts, which include the amounts attributable to both the controlling and noncontrolling interest.
     In April 2008, the Company’s majority-owned subsidiary, TrellisWare, issued additional shares of preferred stock in which the Company invested $1.8 million in order to retain a constant ownership interest. As a result of the transaction, TrellisWare also received $1.5 million in cash proceeds from the issuance of preferred stock to its other principal stockholders.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Common stock held in treasury
     During fiscal years 2010 and 2009, the Company delivered 234,039 and 94,181,shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying these restricted stock unit agreements, the Company repurchased 88,438 and 33,730 shares of common stock with a total value of $2.3 million and $0.7 million during fiscal year 2010 and fiscal year 2009, respectively.
     On January 4, 2010, the Company repurchased 251,731 shares of ViaSat common stock from Intelsat USA Sales Corp for $8.0 million in cash. Repurchased shares of common stock of 407,137 and 66,968 were held in treasury as of April 2, 2010 and April 3, 2009, respectively.
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
     During fiscal year 2010, the Company did not settle any foreign exchange contracts; therefore, there were no realized gains or losses during fiscal year 2010 related to derivative instruments. During fiscal years 2009 and 2008, the Company settled certain foreign exchange contracts and recognized a loss of approximately $0.3 million and a gain of approximately $0.2 million, respectively, recorded in cost of revenues based on the nature of the underlying transactions. The Company had no foreign currency forward contracts outstanding at April 2, 2010 and April 3, 2009.
     Foreign currency
     In general, the functional currency of a foreign operation is deemed to be the local country’s currency. Consequently, assets and liabilities of operations outside the United States are generally translated into U.S. dollars, and the effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) within stockholders’ equity.
     Revenue recognition
     A substantial portion of the Company’s revenues are derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under authoritative guidance for the percentage-of-completion method of accounting (the AICPA’s Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” / ASC 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. In fiscal years 2010, 2009 and 2008, the Company recorded losses of approximately $9.3 million, $5.4 million and $7.9 million, respectively, related to loss contracts.
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
     The Company also enters into certain leasing arrangements with customers and evaluates the contracts in accordance with the authoritative guidance for leases (SFAS 13, “Leases” / ASC 840). The Company’s accounting for equipment leases involves specific determinations under the authoritative guidance for leases, which often involve complex provisions and significant judgments. In accordance with the authoritative guidance for leases, the Company classifies the transactions as sales type or operating leases based on (1) review for transfers of ownership of the property to the lessee by the end of the lease term, (2) review of the lease terms to

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
determine if it contains an option to purchase the leased property for a price which is sufficiently lower than the expected fair value of the property at the date of the option, (3) review of the lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and (4) review of the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. Additionally, the Company considers the cancelability of the contract and any related uncertainty of collections or risk in recoverability of the lease investment at lease inception. Revenue from sales type leases is recognized at the inception of the lease or when the equipment has been delivered and installed at the customer site, if installation is required. Revenues from equipment rentals under operating leases are recognized as earned over the lease term, which is generally on a straight-line basis.
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
     Stock-based compensation
     Under the authoritative guidance for share-based payments (SFAS 123R, “Share-Based Payment” / ASC 718), stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. On April 2, 2010, the Company had one principal equity compensation plan and employee stock purchase plan described below. The compensation cost that has been charged against income for the equity plan under the authoritative guidance for share-based payments was $10.9 million, $8.7 million and $6.3 million, and for the stock purchase plan was $1.3 million, $1.1 million and $0.8 million, for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements under the authoritative guidance for share-based payments was $4.4 million, $3.5 million and $2.6 million for fiscal years 2010, 2009 and 2008, respectively. There was no compensation cost capitalized as part of inventory and fixed assets for fiscal years 2010, 2009 and 2008.
     As of April 2, 2010, there was total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Equity Participation Plan (including stock options and restricted stock units) and the Employee Stock Purchase Plan of $34.7 million and $0.3 million, respectively. These costs are expected to be recognized over a weighted average period of 2.3 years, 2.9 years and less than six months for stock options, restricted stock units and the Employee Stock Purchase Plan, respectively. The total fair value of shares vested during the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008, including stock options and restricted stock units, was $9.3 million, $6.3 million and $6.8 million, respectively.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Stock options and employee stock purchase plan. The Company’s employee stock options typically have a simple four-year vesting schedule and a six to ten year contractual term. The weighted average estimated fair value of employee stock options granted and employee stock purchase plan shares issued during the fiscal year 2010 was $10.55 and $7.84 per share, respectively, during fiscal year 2009 was $7.24 and $6.70 per share, respectively, and during the fiscal year 2008 was $10.00 and $8.66 per share, respectively, using the Black-Scholes model with the following weighted average assumptions (annualized percentages):

	Employee Stock			Employee Stock
	Options			Purchase Plan
	2010	2009	2008	2010	2009	2008
Volatility	43.0%	38.9%	38.9%	43.7%	54.6%	37.1%
Risk-free interest rate	1.6%	2.7%	3.7%	2.6%	1.2%	4.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Weighted average expected life	4.2 years	4.1 years	4.2 years	0.5 years	0.5 years	0.5 years
     The Company’s expected volatility is a measure of the amount by which its stock price is expected to fluctuate over the expected term of the stock-based award. The estimated volatilities for stock options are based on the historical volatility calculated using the daily stock price of the Company’s stock over a recent historical period equal to the expected term. The risk-free interest rate that the Company uses in determining the fair value of its stock-based awards is based on the implied yield on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of its stock-based awards.
     The expected life of employee stock options represents the calculation using the simplified method consistent with the authoritative guidance for share-based payments. Due to significant changes in the Company’s option terms in October of 2006, the Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life. For the expected option life, the Company has “plain-vanilla” stock options, and therefore used a simple average of the vesting period and the contractual term for options as permitted by the authoritative guidance for share-based payments. The expected term or life of employee stock purchase rights issued represents the expected period of time from the date of grant to the estimated date that the stock purchase right under the Company’s Employee Stock Purchase Plan would be fully exercised.
     A summary of employee stock option activity for fiscal year 2010 is presented below:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining	Aggregate Intrinsic
	Shares	per Share	Contractual Term	Value (In thousands)
Outstanding at April 3, 2009	5,449,049	$20.12
Options granted	383,900	29.05
Options canceled	(94,874)	29.06
Options exercised	(1,019,899)	19.06

Outstanding at April 2, 2010	4,718,176	$20.90	3.22	$64,558

Vested and exercisable at April 2, 2010	3,875,024	$19.65	2.97	$57,874
     The total intrinsic value of stock options exercised during the fiscal years 2010, 2009 and 2008 was $11.3 million, $3.9 million and $6.8 million, respectively.
     Restricted stock units. Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over four years and have a six-year contractual term. Compensation cost for these awards is based on the fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For fiscal years 2010, 2009 and 2008 the Company recognized $7.4 million, $4.8 million and $2.4 million, respectively, in stock-based compensation expense related to these restricted stock unit awards.
     The per unit weighted average grant date fair value of restricted stock units granted during fiscal years 2010, 2009 and 2008 was $29.19, $20.41 and $25.66, respectively. A summary of restricted stock unit activity for fiscal year 2010 is presented below:

		Weighted Average
		Remaining	Aggregate Intrinsic
	Restricted Stock	Contractual Term in	Value
	Units	Years	(In thousands)
Outstanding at April 3, 2009	814,211
Awarded	831,250
Forfeited	(21,807)
Released	(234,039)

Outstanding at April 2, 2010	1,389,615	1.70	$48,053

Vested and deferred at April 2, 2010	17,377	—	$601

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     During fiscal year 2010, 2009 and 2008, 234,039 restricted stock units vested with a total intrinsic value of $6.2 million; 94,181 restricted stock units vested with a total intrinsic value of $1.9 million; and 94,165 restricted stock units vested with a total intrinsic value of $2.9 million, respectively.
     As stock-based compensation expense recognized in the consolidated statement of operations for the fiscal years 2010, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The authoritative guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     Total stock-based compensation expense recognized in accordance with the authoritative guidance for share-based payments was as follows:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	April 2, 2010	April 3, 2009	March 28, 2008
	(In thousands, except per share data)
Stock-based compensation expense before taxes	$12,212	$9,837	$7,123
Related income tax benefits	(4,429)	(3,518)	(2,557)

Stock-based compensation expense, net of taxes	$7,783	$6,319	$4,566

     For fiscal year 2010 the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit award vesting as the excess tax benefit from stock options exercised and restricted stock unit award vesting increased the net operating loss carryforward. For fiscal years 2009 and 2008, the Company recorded incremental tax benefits from stock options exercised and restricted stock unit award vesting of $0.3 million and $1.0 million, respectively, which is classified as part of cash flows from financing activities in the consolidated statements of cash flows.
     Independent research and development
     Independent research and development (IR&D), which is not directly funded by a third party, is expensed as incurred. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials and other expenses related to research and development programs.
     Rent expense, deferred rent obligations and deferred lease incentives
     The Company leases all of its facilities under operating leases. Some of these lease agreements contain tenant improvement allowances funded by landlord incentives, rent holidays and rent escalation clauses. GAAP requires rent expense to be recognized on a straight-line basis over the lease term. The difference between the rent due under the stated periods of the lease compared to that of the straight-line basis is recorded as deferred rent within accrued and other long-term liabilities in the consolidated balance sheet.
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
     At April 2, 2010 and April 3, 2009, deferred rent included in accrued liabilities in the Company’s consolidated balance sheets was $0.5 million and $0.4 million, respectively, and deferred rent included in other long-term liabilities in the Company’s consolidated balance sheets was $6.1 million and $6.2 million, respectively.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Earnings per share
     Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding and potential common stock, if dilutive during the period. Potential common stock includes options granted and restricted stock units awarded under the Company’s equity compensation plan which are included in the earnings per share calculations using the treasury stock method, common shares expected to be issued under the Company’s employee stock purchase plan, other conditions denoted in the Company’s agreements with the predecessor stockholders of certain acquired companies at April 2, 2010, April 3, 2009 and March 28, 2008, and shares potentially issuable under the amended ViaSat 401(k) Profit Sharing Plan in connection with the Company’s decision to pay a discretionary match in common stock or cash.
     Segment reporting
     The Company’s government systems, commercial networks and satellite services segments are primarily distinguished by the type of customer and the related contractual requirements. The Company’s government systems segment develops and produces network centric, IP-based secure government communications systems, products and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the commercial networks and satellite services segments. The Company’s commercial networks segment develops and produces a variety of advanced end-to-end satellite communication systems and ground networking equipment and products. The Company’s satellite services segment includes both the Company’s recently acquired WildBlue business (which provides wholesale and retail satellite-based broadband internet services in the United Sates) and the Company’s managed network services which complement the commercial networks segment by supporting the satellite communication systems of the Company’s enterprise and mobile broadband customers. The Company’s satellite services segment also includes the Company’s ViaSat-1 satellite-related activities. The Company’s reporting segments, government systems, commercial networks and satellite services, are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.
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
     In October 2009, the FASB issued authoritative guidance for revenue recognition with multiple deliverables (EITF 08-1, “Revenue Arrangements with Multiple Deliverables”). This new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This guidance will be effective for the Company beginning in the first quarter of fiscal year 2012, however early adoption is permitted. The revised guidance is not expected to have a material impact on the Company’s consolidated financial statements.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Composition of Certain Balance Sheet Captions

	April 2, 2010	April 3, 2009
	(In thousands)
Accounts receivable, net:
Billed	$93,737	$76,999
Unbilled	83,153	87,469
Allowance for doubtful accounts	(539)	(362)

	$176,351	$164,106

Inventories:
Raw materials	$36,255	$33,607
Work in process	21,345	14,876
Finished goods	25,362	17,079

	$82,962	$65,562

Prepaid expenses and other current assets:
Prepaid expenses	$13,239	$13,521
Income tax receivable	9,022	2,460
Other	6,596	2,960

	$28,857	$18,941

Satellites, net:
Satellite — WildBlue-1 (estimated life of 10 years)	$195,890	$—
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	—
Satellite under construction	209,432	110,588

	504,412	110,588
Less accumulated depreciation and amortization	(8,723)	—

	$495,689	$110,588

Property and equipment, net:
Machinery and equipment (estimated useful life of 2-5 years)	$96,484	$56,053
Computer equipment and software (estimated useful life of 3 years)	55,384	43,591
CPE leased equipment (estimated useful life of 3 years)	41,469	—
Furniture and fixtures (estimated useful life of 7 years)	10,760	9,918
Leasehold improvements (estimated useful life of 2-11 years)	20,119	17,573
Building (estimated useful life of 24 years)	8,923	—
Land	4,384	3,124
Construction in progress	18,578	5,272

	256,101	135,531
Less accumulated depreciation and amortization	(100,297)	(75,894)

	$155,804	$59,637

Other assets:
Capitalized software costs, net	$8,683	$672
Patents, orbital slots and other licenses, net	7,954	4,144
Deferred income taxes	44,910	13,771
Other	20,952	13,222

	$82,499	$31,809

Accrued liabilities:
Current portion of warranty reserve	$6,410	$6,853
Accrued vacation	13,437	10,935
Accrued employee compensation	17,268	16,768
Collections in excess of revenues and deferred revenues	46,180	26,811
Other	18,956	10,670

	$102,251	$72,037

Other liabilities:
Accrued warranty	$4,798	$4,341
Unrecognized tax position liabilities	2,644	10,773
Deferred rent, long-term portion	6,127	6,191
Deferred revenue, long-term portion	4,584	—
Other	6,242	3,413

	$24,395	$24,718

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
     The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of April 2, 2010 and April 3, 2009:

	Fair value at
	April 2, 2010	Level 1	Level 2	Level 3
		(In thousands)
Assets
Cash equivalents	$16,250	$14,810	$1,440	$—

Total assets measured at fair value on a recurring basis	$16,250	$14,810	$1,440	$—

	Fair value at
	April 3, 2009	Level 1	Level 2	Level 3
		(In thousands)
Assets
Cash equivalents	$2,029	$6	$2,023	$—

Total assets measured at fair value on a recurring basis	$2,029	$6	$2,023	$—

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
     Long-term debt — As of April 2, 2010, the Company’s long-term debt consisted of borrowings under the Credit Facility, reported at the borrowed outstanding amount with current accrued interest and the Notes reported at amortized cost. However, the Company is required to disclose the fair value of outstanding debt on a recurring basis. The fair value of the Company’s outstanding long-term debt related to the Notes is determined using quoted prices in active markets and was approximately $281.2 million as of April 2, 2010. The fair value of the Company’s long-term debt related to the Credit Facility approximates its carrying amount due to its variable interest rate on revolving line of credit. The Company had no long-term debt as of April 3, 2009.
     Foreign currency forward exchange contracts — The Company had no foreign currency forward exchange contracts outstanding at April 2, 2010 and April 3, 2009.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 —Goodwill and Acquired Intangible Assets
     During the fourth quarter of fiscal year 2009, the Company made a $1.1 million adjustment reducing commercial networks segment goodwill related to certain pre-acquisition federal net operating loss carryovers with a corresponding adjustment to deferred tax assets. During the fourth quarter of 2009 a less than $0.1 million adjustment reducing the Company’s government systems segment goodwill related to certain deferred tax asset adjustments was made. As of April 3, 2009, JAST achieved financial results entitling the former JAST stockholders to $0.2 million of additional consideration. The $0.2 million payable outstanding at April 3, 2009, was paid on April 30, 2009 by the Company in cash in full settlement of all additional consideration provisions. The additional purchase price consideration of $0.2 million was recorded as additional commercial networks segment goodwill in the fourth quarter of fiscal year 2009.
     The acquisition of WildBlue during fiscal year 2010 resulted in an increase of the Company’s goodwill of approximately $9.4 million which was recorded within the Company’s satellite services segment.
     The other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of eight months to ten years. Amortization expense was $9.5 million, $8.8 million and $9.6 million for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008, respectively.
     The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of the international business acquired. Expected amortization expense for the next five fiscal years is as follows:

Amortization
(In thousands)
Expected for fiscal year 2011	$17,807
Expected for fiscal year 2012	16,551
Expected for fiscal year 2013	13,446
Expected for fiscal year 2014	11,705
Expected for fiscal year 2015	11,628
Thereafter	18,252

$89,389

     The allocation of the other acquired intangible assets and the related accumulated amortization as of April 2, 2010 and April 3, 2009 is as follows:

	As of April 2, 2010			As of April 3, 2009
		Accumulated	Net book		Accumulated	Net book
(In thousands)	Total	Amortization	Value	Total	Amortization	Value

Technology (estimated useful life of 3-9 years)	$44,552	$(39,147)	$5,405	$44,392	$(35,288)	$9,104
Contracts and customer relationships (estimated useful life of 3-10 years)	86,707	(17,184)	69,523	18,898	(13,030)	5,868
Non-compete agreements (estimated useful life of 3-5 years)	9,098	(8,870)	228	9,076	(8,585)	491
Satellite co-location rights (estimated life of 10 years)	8,600	(270)	8,330	—	—	—
Trade name (estimated useful life of 3 years)	5,680	(552)	5,128	—	—	—
Other amortizable assets (estimated useful life of 8 months to 10 years)	9,326	(8,551)	775	9,323	(8,131)	1,192

Total other acquired intangible assets	$163,963	$(74,574)	$89,389	$81,689	$(65,034)	$16,655

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 — Long-Term Debt and Line of Credit
     Long-term debt consisted of the following as of April 2, 2010 and April 3, 2009:

	April 2, 2010	April 3, 2009
	(In thousands)
Line of credit	$60,000	$—

Senior notes due 2016 (the Notes)	275,000	—
Unamortized discount on the Notes	(3,199)	—

Total Notes	271,801	—
Less: current portion of long-term debt	—	—

Balance, end of period	$331,801	$—

     The aggregate maturities of the Company’s long-term debt obligations, excluding the effects of discount accretion on its $275.0 million of Notes are as follows:

Fiscal Years Ending,	(In thousands)
2011	$—

2012	—
2013	60,000
2014	—
2015	—
Thereafter	275,000

$335,000

     Senior notes due 2016
     On October 22, 2009, the Company issued $275.0 million in principal amount of 8.875% Senior Notes due 2016 (the Notes), in a private placement to institutional buyers, which Notes were exchanged in May 2010 for substantially identical Notes that had been registered with the SEC. The Notes bear interest at the rate of 8.875% per year, payable semi-annually in cash in arrears, commencing in March 2010, and were issued with an original issue discount of 1.24% or, $3.4 million. The Notes are recorded as long-term debt, net of original issue discount, in the Company’s consolidated financial statements. The original issue discount and deferred financing cost associated with the issuance of the Notes is amortized to interest expense on a straight-line over the term of the Notes.
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
     Prior to September 15, 2012, the Company may redeem up to 35% of the Notes at a redemption price of 108.875% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. The Company may also redeem the Notes prior to September 15, 2012, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of: (i) 1.0% of the principal amount of such Notes and (ii) the

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
excess, if any, of (a) the present value at such date of redemption of (1) the redemption price of such Notes on September 15, 2012 plus (2) all required interest payments due on such Notes through September 15, 2012 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the treasury rate (as defined under the indenture) plus 50 basis points, over (b) the then-outstanding principal amount of such Notes. The Notes may be redeemed, in whole or in part, at any time during the twelve months beginning on September 15, 2012 at a redemption price of 106.656%, during the twelve months beginning on September 15, 2013 at a redemption price of 104.438%, during the twelve months beginning on September 15, 2014 at a redemption price of 102.219%, and at any time on or after September 12, 2015 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.
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
     In connection with the private placement of the Notes, the Company and the guarantors entered into a registration rights agreement with the initial purchasers in which the Company agreed to file a registration statement with the SEC to permit the holders to exchange or resell the Notes. The Company agreed to use commercially reasonable efforts to consummate an exchange offer within 365 days after the issuance of the Notes or, under certain circumstances, to prepare and file a shelf registration statement to cover the resale of the Notes. If the Company and the guarantors did not comply with certain of their obligations under the registration rights agreement, the registration rights agreement provided that additional interest would accrue on the principal amount of the Notes at a rate of 0.25% per annum during the 90-day period immediately following such default and would increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event would the penalty rate exceed 1.00% per annum. The Company consummated the exchange offer on May 24, 2010. Accordingly, the Company has no obligation to pay additional interest on the Notes.
     Credit Facility
     The Credit Facility, as amended, provides a revolving line of credit of $275.0 million (including up to $35.0 million of letters of credit), which facility matures on July 1, 2012. Borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00% or the administrative agent’s prime rate as announced from time to time, or (2) at the Eurodollar rate plus, in the case of each of (1) and (2), an applicable margin that is based on the ratio of the Company’s debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At April 2, 2010, the effective interest rate on the Company’s outstanding borrowings under the Credit Facility was 4.75%. The Company has capitalized certain amounts of interest expense on the Credit Facility in connection with the construction of ViaSat-1 and other assets. The Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries and collateralized by substantially all of the Company’s and the guarantors’ assets.
     The Credit Facility contains financial covenants regarding a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. On December 14, 2009, the Company amended the Credit Facility to clarify the calculation of EBITDA following the completion of the WildBlue acquisition. On March 15, 2010 the Company further amended the Credit Facility to, among other things, (1) increase the aggregate amount of letters of credit that may be issued from $25.0 million to $35.0 million, (2) permit ViaSat to request an increase in the revolving loan commitment under the Credit Facility of up to $90.0 million, (3) increase the basket for permitted indebtedness for capital lease obligations from $10.0 million to $50.0 million, (4) increase the maximum permitted leverage ratio and senior secured leverage ratio, (5) decrease the minimum permitted interest coverage ratio, and (6) increase certain baskets under the Credit Facility for permitted investments and capital expenditures. On March 23, 2010, the Company increased the amount of its revolving line of credit under the Credit Facility from $210.0 million to $275.0 million.
     The Company was in compliance with its financial covenants under the Credit Facility as of April 2, 2010. At April 2, 2010, the Company had $60.0 million in principal amount of outstanding borrowings under the Credit Facility and $12.9 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility of $202.1 million.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 — Common Stock and Stock Plans
     On March 31, 2010, the Company and certain former debt and equity investors in WildBlue (the WildBlue Investors) completed the sale of an aggregate of 6,900,000 shares of ViaSat common stock in an underwritten public offering, 3,173,962 of which were sold by the Company and 3,726,038 of which were sold by such WildBlue Investors. The Company’s net proceeds from the offering were approximately $100.5 million after deducting underwriting discounts and estimated offering expenses. The shares sold by such WildBlue Investors in the offering constituted shares of ViaSat common stock issued to such WildBlue Investors in connection with the Company’s acquisition of WildBlue. The Company expects to use the net proceeds from the offering for general corporate purposes, which may include working capital, capital expenditures, financing costs related to the purchase, launch and operation of ViaSat-1 or any future satellite, or other potential acquisitions. On April 1, 2010, the Company used $80.0 million of the net proceeds to repay outstanding borrowings under the Credit Facility.
     In March 2010, the Company filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of debt securities, common stock, preferred stock, depositary shares, warrants, and rights. The securities may be offered from time to time, separately or together, directly by the Company, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering.
     In November 1996, the Company adopted the 1996 Equity Participation Plan. The 1996 Equity Participation Plan provides for the grant to executive officers, other key employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock units and performance awards. From November 1996 to October 2008 through various amendments of the 1996 Equity Participation Plan, the Company increased the maximum number of shares reserved for issuance under this plan from 2,500,000 shares to 12,600,000 shares. The Company believes that such awards better align the interests of its employees with those of its stockholders. Shares of the Company’s common stock granted under the Plan in the form of stock options or stock appreciation right are counted against the Plan share reserve on a one for one basis. Shares of the Company’s common stock granted under the Plan as an award other than as an option or as a stock appreciation right with a per share purchase price lower than 100% of fair market value on the date of grant are counted against the Plan share reserve as two shares for each share of common stock. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date. As of April 2, 2010, the Company had granted options and restricted stock units, net of cancellations, to purchase 8,716,525 and 1,812,000 shares of common stock, respectively, under the Plan.
     In November 1996, the Company adopted the ViaSat, Inc. Employee Stock Purchase Plan (the Employee Stock Purchase Plan) to assist employees in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. In July of 2009, the Company amended the Employee Stock Purchase Plan to increase the maximum number of shares reserved for issuance under this plan from 1,500,000 shares to 2,250,000 shares. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of April 2, 2010, the Company had issued 1,550,914 shares of common stock under this plan.
     Transactions related to the Company’s stock options are summarized as follows:

			Weighted Average
	Number of	Exercise Price	Exercise Price
	Shares	per Share	per Share
Outstanding at March 30, 2007	5,679,553	$4.70 — $43.82	$18.78
Options granted	401,950	19.74 — 32.62	27.56
Options canceled	(54,089)	5.03 — 32.62	24.73
Options exercised	(386,189)	5.03 — 28.91	14.76

Outstanding at March 28, 2008	5,641,225	4.70 — 43.82	19.63
Options granted	280,800	19.05 — 27.27	21.04
Options canceled	(135,700)	10.73 — 33.68	24.86
Options exercised	(337,276)	4.70 — 22.03	10.73

Outstanding at April 3, 2009	5,449,049	5.03 — 43.82	20.12
Options granted	383,900	23.66 — 29.45	29.05
Options canceled	(94,874)	5.03 — 43.82	29.06
Options exercised	(1,019,899)	5.03 — 30.74	19.06

Outstanding at April 2, 2010	4,718,176	$5.03 — $33.68	$20.90

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     All options issued under the Company’s stock option plans have an exercise price equal to the fair market value of the Company’s stock on the date of the grant.
     The following table summarizes all options outstanding and exercisable by price range as of April 2, 2010:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life-Years	Price	Exercisable	Price
$5.03 — $13.16	761,499	2.37	$11.42	761,499	$11.42
13.22 — 18.25	525,658	2.55	16.18	525,658	16.18
18.41 — 18.71	9,500	3.75	18.50	9,500	18.50
18.73 — 18.73	538,901	4.60	18.73	538,901	18.73
18.97 — 20.95	483,633	3.85	20.25	289,283	20.35
21.02 — 22.00	321,500	4.55	21.29	321,500	21.29
22.03 — 22.03	477,839	0.48	22.03	477,839	22.03
22.43 — 25.88	329,546	3.99	24.24	304,946	24.19
26.15 — 26.15	550,125	2.53	26.15	411,193	26.15
26.63 — 33.68	719,975	4.56	29.99	234,705	30.95

$5.03 — $33.68	4,718,176	3.22	$20.90	3,875,024	$19.65

     Transactions related to the Company’s restricted stock units are summarized as follows:

Number of
Restricted Stock
Units
Outstanding at March 30, 2007	389,514
Awarded	12,900
Forfeited	(7,340)
Released	(94,165)

Outstanding at March 28, 2008	300,909
Awarded	637,200
Forfeited	(29,717)
Released	(94,181)

Outstanding at April 3, 2009	814,211
Awarded	831,250
Forfeited	(21,807)
Released	(234,039)

Outstanding at April 2, 2010	1,389,615

     All restricted stock units awarded under the Company’s stock plans have an exercise price equal to zero.
Note 7 — Earnings Per Share Attributable to ViaSat, Inc. Common Stockholders

	Fiscal Years Ended
	April 2, 2010	April 3, 2009	March 28, 2008
Weighted average common shares outstanding used in calculating basic net income per share	33,020,333	30,771,698	30,231,925
Weighted average options to purchase common stock as determined by application of the treasury stock method	1,403,459	944,110	1,835,023
Weighted average restricted stock units to acquire common stock as determined by application of the treasury stock method	271,481	129,550	96,198
Weighted average contingently issuable shares in connection with certain terms of the JAST acquisition agreement	—	5,017	9,803
Weighted average contingently issuable shares in connection with certain terms of the Enerdyne acquisition agreement	—	—	15,482
Weighted average potentially issuable shares in connection with certain terms of the amended Viasat 401(k) Profit Sharing Plan	114,200	1,204	—
Employee Stock Purchase Plan equivalents	29,047	32,028	35,259

Shares used in computing diluted net income per share	34,838,520	31,883,607	32,223,690

     Antidilutive shares relating to stock options excluded from the calculation were 496,545, 2,771,573, and 986,136 shares for the fiscal years ended April 2, 2010, April 3, 2009, and March 28, 2008, respectively. Antidilutive shares relating to restricted stock units excluded from the calculation were 521, 8,490 and 1,854 for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 — Income Taxes
     The provision for income taxes includes the following:

	Fiscal Years Ended
	April 2, 2010	April 3, 2009	March 28, 2008
		(In thousands)
Current tax provision (benefit)
Federal	$(6,461)	$13,021	$15,233
State	(667)	3,644	1,650
Foreign	199	215	214

	(6,929)	16,880	17,097

Deferred tax provision (benefit)
Federal	13,608	(5,059)	(2,064)
State	(1,191)	(5,005)	(1,512)
Foreign	(50)	(22)	—

	12,367	(10,086)	(3,576)

Total provision for income taxes	$5,438	$6,794	$13,521

     Significant components of the Company’s net deferred tax assets are as follows:

	As of
	April 2, 2010	April 3, 2009
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$86,325	$592
Tax credit carryforwards	28,673	14,768
Warranty reserve	4,363	4,469
Accrued compensation	4,394	6,972
Deferred rent	2,582	2,606
Inventory reserve	1,498	1,666
Stock-based compensation	7,654	5,915
Contract accounting	2,005	5,939
Other	8,001	2,110
Valuation allowance	(13,074)	(2,062)

Total deferred tax assets	132,421	42,975
Deferred tax liabilities:
Property, equipment and satellites and intangible assets	70,160	2,481

Total deferred tax liabilities	70,160	2,481

Net deferred tax assets	$62,261	$40,494

     A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Fiscal Years Ended
	April 2, 2010	April 3, 2009	March 28, 2008
		(In thousands)
Tax expense at federal statutory rate	$12,698	$15,834	$16,830
State tax provision, net of federal benefit	2,259	2,545	2,071
Tax credits	(11,408)	(10,017)	(5,604)
Manufacturing deduction	—	(920)	(659)
Non-deductible transaction costs	1,435	—	—
Other	454	(648)	883

Total provision for income taxes	$5,438	$6,794	$13,521

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     As of April 2, 2010, the Company had federal and state research credit carryforwards of approximately $28.8 million and $37.2 million, respectively, which begin to expire in fiscal year 2026 and fiscal year 2019, respectively,and federal and state net operating loss carryforwards of approximately $205.7 million and $359.4 million, respectively, which begin to expire in fiscal year 2029 and fiscal year 2014, respectively.
     In accordance with the authoritative guidance for income taxes (SFAS 109, “Accounting for Income Taxes” / ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $13.1 million at April 2, 2010 and $2.1 million at April 3, 2009 has been established relating to state net operating loss carryforwards and research credit carryforwards that, based on management’s estimate of future taxable income attributable to certain states and generation of additional research credits, are considered more likely than not to expire unused. Approximately $9.7 million of the increase in the valuation allowance was due to the acquisition of certain deferred tax assets of WildBlue. The acquired deferred tax assets from WildBlue were recorded net of the valuation allowance with a corresponding adjustment to increase goodwill. The valuation allowance relates to state net operating loss carryforwards and research credit carryforwards available to reduce state income taxes.
     In fiscal year 2010, approximately $71.5 million of deferred tax assets were increased related to pre-acquisition federal net operating loss carryovers with a corresponding adjustment to decrease goodwill related to the WildBlue acquisition. In addition, approximately $17.0 million of deferred tax assets were increased related to pre-acquisition state net operating loss carryovers with a corresponding adjustment to decrease goodwill related to the WildBlue acquisition.
     If the Company has an “Ownership Change” as defined under Internal Revenue Code Section 382, it may have an annual limitation on the utilization of its net operating loss and tax credit carryforwards.
     On March 31, 2007, the Company adopted the provisions of the authoritative guidance for accounting for uncertainty in income taxes (Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” / ASC 740).
     The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	As of
(In thousands)	April 2, 2010	April 3, 2009
Balance, beginning of fiscal year	$37,917	$30,691
Increases related to current year tax positions	3,031	8,880
Decrease related to prior year tax positions	(2,058)	(717)
Statute expirations	(3,452)	(937)
Settlements	(3,679)	—

Balance, end of fiscal year	$31,759	$37,917

     Of the total unrecognized tax benefits at April 2, 2010, approximately $24.3 million would reduce the Company’s annual effective tax rate if recognized, subject to valuation allowance consideration.
     Included in the balance at April 2, 2010 are $2.1 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
     In the next twelve months it is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $3.2 million as a result of the expiration of the statute of limitations or settlements with tax authorities for previously filed tax returns.
     The Company is subject to periodic audits by domestic and foreign tax authorities. The Internal Revenue Service (IRS) examination of the Company’s U.S. federal tax returns for fiscal year 2006 was completed in the first quarter of fiscal year 2010 and agreement was reached with the IRS on the proposed adjustments. There was no material impact on income taxes or interest resulting from this audit and the Company considers this fiscal year to be effectively settled under FIN 48. By statute, the Company’s U.S. federal returns are subject to examination by the IRS for fiscal years 2007 through 2009. Additionally, tax credit carryovers that were generated in prior years and utilized in these years may also be subject to examination by the IRS. With few exceptions, the fiscal years 2006 to 2009 remain open to examination by state and foreign taxing jurisdictions. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There was $0.5 million of accrued interest and penalties associated with uncertain tax positions as of April 2, 2010. A decrease of $0.7 million of interest and penalties was recorded in the period ended April 2, 2010.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 — Acquisition
     On December 15, 2009, the Company completed the acquisition of all outstanding shares of WildBlue, a privately held provider of broadband internet service, delivering two-way broadband internet access via satellite in the contiguous United States. The purchase price of approximately $574.6 million was comprised primarily of $131.9 million related to the fair value of 4,286,250 shares of the Company’s common stock issued at the closing date and $442.7 million in cash consideration. The $442.7 million in cash consideration paid to the former WildBlue stockholders less cash and restricted cash acquired of $64.7 million resulted in a net cash outlay of approximately $378.0 million. As of April 2, 2010, all of the acquired restricted cash had become unrestricted.
     The Company accounts for business combinations pursuant to the authoritative guidance for business combinations (Statement of Financial Accounting Standard (SFAS) No. 141R (SFAS 141R), “Business Combinations,” / ASC 805). Accordingly, the Company allocated the purchase price of the acquired company to the net tangible assets and intangible assets acquired based upon their estimated fair values. Under the authoritative guidance for business combinations, acquisition-related transaction costs and acquisition-related restructuring charges are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. Total merger-related transaction costs incurred by the Company were approximately $8.7 million, which were incurred and recorded in selling, general and administrative expenses in fiscal year 2010.
     The preliminary purchase price allocation of the acquired assets and assumed liabilities based on the estimated fair values is as follows:

(In thousands)
Current assets	$106,672
Property, equipment and satellites	378,263
Identifiable intangible assets	82,070
Goodwill	9,402
Deferred income taxes	23,100
Other assets	1,969

Total assets acquired	601,476
Current liabilities	(19,689)
Other long term liabilities	(7,168)

Total liabilities assumed	(26,857)

Total purchase price	$574,619

     Amounts assigned to identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives and are as follows:

	Preliminary	Estimated
	fair value	remaining
	(In thousands)	life
Trade name	$5,680	3
Customer relationships—retail	39,840	6
Customer relationships—wholesale	27,950	8
Satellite co-location rights	8,600	10

Total identifiable intangible assets	$82,070

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The acquisition of WildBlue is beneficial to the Company as it is expected to enable the Company to integrate the extensive bandwidth capacity of its ViaSat-1 satellite into WildBlue’s existing distribution and fulfillment resources, which are expected to reduce initial service costs and improve subscriber growth. These benefits and additional opportunities were among the factors that contributed to a purchase price resulting in the recognition of preliminary estimated goodwill, which was recorded within the Company’s satellite services segment. The intangible assets and goodwill recognized are not deductible for federal income tax purposes. The purchase price allocation is preliminary due to pending resolution of certain WildBlue tax attributes.
     The consolidated financial statements include the operating results of WildBlue from the date of acquisition. Since the acquisition date, the Company recorded approximately $63.4 million in revenue and $0.4 million of net income with respect to the WildBlue business in the Company’s consolidated statements of operations.
     Unaudited Pro Forma Financial Information
     The unaudited financial information in the table below summarizes the combined results of operations for the Company and WildBlue on a pro forma basis, as though the companies had been combined as of the beginning of the related fiscal years. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the related fiscal years. The pro forma financial information for fiscal years 2010 and 2009 include the business combination accounting effect on historical WildBlue revenue, elimination of the historical ViaSat revenues and related costs of revenues derived from sales of CPE units to WildBlue, amortization and depreciation charges from acquired intangible and tangible assets, the difference between WildBlue’s and ViaSat’s historical interest expense/interest income due to ViaSat’s new capitalization structure as a result of the acquisition, related tax effects and adjustment to shares outstanding for shares issued for the acquisition.

	Fiscal Years Ended
	April 2, 2010	April 3, 2009
	(In thousands, except per share data)

Total revenues	$818,505	$792,241

Net income attributable to ViaSat, Inc.	$30,792	$4,921

Basic net income per share attributable to ViaSat, Inc. common stockholders	$.85	$.14

Diluted net income per share attributable to ViaSat, Inc. common stockholders	$.81	$.14

Note 10 — Employee Benefits
     The Company is a sponsor of a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code which was amended during the fourth quarter of fiscal year 2009. Under the amended plan, the Company may make discretionary contributions to the plan which vest over six years. The Company’s discretionary matching contributions to the plan are based on the amount of employee contributions and can be made in cash or the Company’s common stock at the Company’s election. Subsequent to the fiscal year-end, the Company elected to settle the discretionary contributions liability in stock. Based on the year-end common stock closing price, the Company would issue 149,037 shares of common stock at this time. Discretionary contributions accrued by the Company during fiscal years 2010 and 2009 amounted to $5.2 million and $5.1 million, respectively.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11 — Commitments
     In January 2008, the Company entered into several agreements with Space Systems/Loral (SS/L), Loral Space & Communications (Loral) and Telesat Canada (Telesat) related to the Company’s high-capacity satellite system. Under the satellite construction contract with SS/L, the Company purchased a new broadband satellite (ViaSat-1) designed by the Company and currently under construction by SS/L for approximately $209.1 million, subject to purchase price adjustments based on satellite performance. The total cost of the satellite is $246.0 million, but, as part of the satellite purchase arrangements, Loral executed a separate contract with SS/L whereby Loral is purchasing the Canadian beams on the ViaSat-1 satellite for approximately $36.9 million (15% of the total satellite cost). The Company has also entered into a beam sharing agreement with Loral, whereby Loral has agreed to reimburse the Company for 15% of the total costs associated with launch and launch insurance, for which the reimbursement amount is estimated to be approximately $20.3 million, and in-orbit insurance and satellite operating costs post launch.
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
     The Company leases office and other facilities under non-cancelable operating leases with initial terms ranging from one to fifteen years which expire between fiscal year 2011 and fiscal year 2022 and provide for pre-negotiated fixed rental rates during the terms of the lease. Certain of the Company’s facilities leases contain option provisions which allow for extension of the lease terms.
     For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight-line basis over the lease term as that term is defined in the authoritative guidance for leases (SFAS 13, “Leases” / ASC 840) including any option periods considered in the lease term and any periods during which the Company has use of the property but is not charged rent by a landlord (“rent holiday”). Leasehold improvement incentives paid to the Company by a landlord are recorded as a liability and amortized as a reduction of rent expense over the lease term. Total rent expense was $14.5 million, $12.5 million and $10.2 million in fiscal years 2010, 2009 and 2008, respectively.
     Future minimum lease payments are as follows:

Years Ending,	(In thousands)
2011	25,321
2012	22,143
2013	21,271
2014	20,963
2015	18,184
Thereafter	25,620

$133,502

Note 12 — Contingencies
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

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13 — Product Warranty
     The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty cost, the Company bases its estimates on its experience with the technology involved and the type of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual in fiscal years 2010, 2009 and 2008.

	Fiscal Years Ended
	April 2, 2010	April 3, 2009	March 28, 2008
		(In thousands)
Balance, beginning of period	$11,194	$11,679	$9,863
Change in liability for warranties issued in period	6,988	7,720	9,610
Settlements made (in cash or in kind) during the period	(6,974)	(8,205)	(7,794)

Balance, end of period	$11,208	$11,194	$11,679

Note 14 — Restructuring
     In the third quarter of fiscal year 2010, the Company initiated a post-acquisition restructuring plan related to the termination of certain duplicative employee positions upon the acquisition of WildBlue. Under the terms of the plan, the Company recorded restructuring charges of approximately $2.7 million as part of selling, general and administrative expenses within the satellite services segment, of which $0.3 million remained unpaid and were recorded in accrued liabilities as of April 2, 2010. During the fourth quarter of fiscal year 2010, the Company paid approximately $2.4 million of the outstanding restructuring liabilities.
Note 15 — Segment Information
     The Company’s reporting segments, comprised of the government systems, commercial networks and satellite services segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s government systems segment develops and produces network centric, IP-based secure government communications systems, products and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the commercial networks and satellite services segments. The Company’s commercial networks segment develops and produces a variety of advanced end-to-end satellite communication systems and ground networking equipment and products. The Company’s satellite services segment includes both the Company’s recently acquired WildBlue business (which provides wholesale and retail satellite-based broadband internet services in the United States) and the Company’s managed network services which complement the commercial networks segment by supporting the satellite communication systems of the Company’s enterprise and mobile broadband customers. The Company’s satellite services segment also includes the Company’s ViaSat-1 satellite-related activities. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

	Fiscal Years Ended
	April 2, 2010	April 3, 2009	March 28, 2008
		(In thousands)
Revenues
Government Systems	$385,151	$388,656	$319,538
Commercial Networks	227,120	230,828	248,297
Satellite Services	75,809	8,695	6,815
Elimination of intersegment revenues	—	—	—

Total revenues	$688,080	$628,179	$574,650

Operating profits (losses)
Government Systems	$55,720	$57,019	$45,793
Commercial Networks	6,091	63	9,802
Satellite Services	(9,305)	(3,978)	(2,851)
Elimination of intersegment operating profits	—	—	44

Segment operating profit before corporate and amortization	52,506	53,104	52,788
Corporate	(2)	5	(296)
Amortization of intangibles	(9,494)	(8,822)	(9,562)

Income from operations	$43,010	$44,287	$42,930

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Amortization of acquired intangibles by segment for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008 was as follows:

(In thousands)	April 2, 2010	April 3, 2009	March 28, 2008
Government Systems	$1,086	$1,088	$1,087
Commercial Networks	4,629	7,734	8,475
Satellite Services	3,779	—	—

Total amortization of intangibles	$9,494	$8,822	$9,562

     Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. Segment assets as of April 2, 2010 and April 3, 2009 were as follows:

	April 2, 2010	April 3, 2009
(In thousands)	(In thousands)
Segment assets
Government Systems	$168,703	$145,568
Commercial Networks	146,990	164,844
Satellite Services	107,919	1,278

Total segment assets	423,612	311,690
Corporate assets	869,940	311,252

Total assets	$1,293,552	$622,942

     Net acquired intangible assets and goodwill included in segment assets as of April 2, 2010 and April 3, 2009 were as follows:

	Net acquired intangible assets		Goodwill
(In thousands)	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Government Systems	$1,708	$2,792	$22,161	$22,161
Commercial Networks	9,389	13,863	43,461	43,268
Satellite Services	78,292	—	9,402	—

Total	$89,389	$16,655	$75,024	$65,429

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Revenue information by geographic area for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008 was as follows:

	Fiscal Years Ended
	April 2, 2010	April 3, 2009	March 28, 2008
	(In thousands)
United States	$554,522	$528,342	$472,151
Europe, Middle East and Africa	90,838	49,024	40,472
Asia, Pacific	25,293	30,716	27,745
North America other than United States	9,026	14,840	28,638
Latin America	8,401	5,257	5,644

	$688,080	$628,179	$574,650

     The Company distinguishes revenues from external customers by geographic area based on customer location.
     The net book value of long-lived assets located outside the United States was $4.4 million and $0.3 million at April 2, 2010 and April 3, 2009, respectively.
Note 16 — Certain Relationships and Related-Party Transactions
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
     During the fiscal years ended April 2, 2010 and March April 3, 2009, under the satellite construction contract, the Company paid $62.9 million and $92.7 million, respectively, to SS/L and had $3.8 million and $9.7 million payable to SS/L as of April 2, 2010 and April 3, 2009, respectively. During the fiscal year ending April 2, 2010, the Company also received $2.6 million from SS/L under the beam sharing agreement with Loral. The Company received $0.9 million from SS/L for the fiscal year ending April 3, 2009. Accounts receivable due from SS/L under the beam sharing agreement with Loral were $3.8 million and $0.3 million as of April 2, 2010 and April 3, 2009, respectively.
     From time to time the Company enters into various contracts in the ordinary course of business with SS/L and Telesat Canada. The Company recognized $0.2 million, $2.0 million and $11.1 million of revenue related to Telesat Canada for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008, respectively. Accounts receivable due from Telesat Canada as of April 2, 2010 and April 3, 2009 were $0.9 million and $2.7 million, respectively. The Company also recognized $2.1  million of expense related to Telesat Canada for the fiscal year ended April 2, 2010 and no material amounts for the fiscal years ended April 3, 2009 and March 28, 2008. Amounts related to SS/L, excluding activities under the ViaSat-1 related satellite contracts, were not material.
Note 17 — Financial Statements of Parent and Subsidiary Guarantors
     On October 22, 2009, the Company issued $275.0 million in Notes in a private placement to institutional buyers. The Notes are jointly and severally guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries (the Guarantor Subsidiaries) that guarantee the Credit Facility. The indenture governing the Notes limits, among other things, the Company’s and its restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; reduce the Company’s satellite insurance; and consolidate or merge with, or sell substantially all of their assets to, another person.
     The following supplemental financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of operations and statements of cash flows for the Company (as “Issuing Parent Company”), the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated ViaSat and subsidiaries as of April 2, 2010 and April 3, 2009 and for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008.

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet as of April 2, 2010

				Consolidation and
	Issuing Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$66,258	$16,216	$7,157	$—	$89,631
Accounts receivable, net	160,807	11,983	3,561	—	176,351
Inventories	75,222	6,313	1,427	—	82,962
Deferred income taxes	16,480	866	—	—	17,346
Prepaid expenses and other current assets	25,457	2,504	896	—	28,857

Total current assets	344,224	37,882	13,041	—	395,147
Satellites, net	209,431	286,258	—	—	495,689
Property and equipment, net	66,928	82,679	7,141	(944)	155,804
Other acquired intangible assets, net	10,872	78,292	225	—	89,389
Goodwill	63,940	9,279	1,805	—	75,024
Investments in subsidiaries and intercompany receivables	596,313	2,324	7,654	(606,291)	—
Other assets	60,812	21,070	617	—	82,499

Total assets	$1,352,520	$517,784	$30,483	$(607,235)	$1,293,552

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$71,765	$5,920	$670	$—	$78,355
Accrued liabilities	85,960	14,602	1,689	—	102,251

Total current liabilities	157,725	20,522	2,359	—	180,606
Line of credit	60,000	—	—	—	60,000
Long-term debt, net	271,801	—	—	—	271,801
Intercompany payables	93,468	—	14,505	(107,973)	—
Other liabilities	16,356	7,990	49	—	24,395

Total liabilities	599,350	28,512	16,913	(107,973)	536,802

Equity:
ViaSat, Inc. stockholders’ equity
Total ViaSat, Inc. stockholders’ equity	753,170	489,272	13,570	(503,007)	753,005

Noncontrolling interest in subsidiary	—	—	—	3,745	3,745

Total equity	753,170	489,272	13,570	(499,262)	756,750

Total liabilities and equity	$1,352,520	$517,784	$30,483	$(607,235)	$1,293,552

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet as of April 3, 2009

				Consolidation and
	Issuing Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$57,830	$—	$5,661	$—	$63,491
Accounts receivable, net	160,999	—	3,107	—	164,106
Inventories	63,512	—	2,050	—	65,562
Deferred income taxes	26,724	—	—	—	26,724
Prepaid expenses and other current assets	18,739	—	202	—	18,941

Total current assets	327,804	—	11,020	—	338,824
Satellites, net	110,588	—	—	—	110,588
Property and equipment, net	57,364	—	2,316	(43)	59,637
Other acquired intangible assets, net	16,048	—	607	—	16,655
Goodwill	63,942	—	1,487	—	65,429
Investments in subsidiaries and intercompany receivables	18,332	—	8,112	(26,444)	—
Other assets	31,408	—	401	—	31,809

Total assets	$625,486	$—	$23,943	$(26,487)	$622,942

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$62,943	$—	$454	$—	$63,397
Accrued liabilities	70,787	—	1,250	—	72,037

Total current liabilities	133,730	—	1,704	—	135,434
Line of credit	—	—	—	—	—
Long-term debt, net	—	—	—	—	—
Intercompany payables	8,112	—	8,193	(16,305)	—
Other liabilities	24,684	—	34	—	24,718

Total liabilities	166,526	—	9,931	(16,305)	160,152

Equity:
ViaSat, Inc. stockholders’ equity
Total ViaSat, Inc. stockholders’ equity	458,960	—	14,012	(14,224)	458,748

Noncontrolling interest in subsidiary	—	—	—	4,042	4,042

Total equity	458,960	—	14,012	(10,182)	462,790

Total liabilities and equity	$625,486	$—	$23,943	$(26,487)	$622,942

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations for the Year Ended April 2, 2010

				Consolidation and
	Issuing Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands, except per share data)
Revenues:
Product revenues	$581,911	$907	$4,065	$(2,809)	$584,074
Service revenues	34,986	62,499	7,010	(489)	104,006

Total revenues	616,897	63,406	11,075	(3,298)	688,080

Operating expenses:
Cost of product revenues	405,624	960	3,851	(1,909)	408,526
Cost of service revenues	23,070	36,937	7,316	(493)	66,830
Selling, general and administrative	109,931	20,957	2,013	(6)	132,895
Independent research and development	26,961	2	362	—	27,325
Amortization of acquired intangible assets	5,178	3,778	538	—	9,494

Income (loss) from operations	46,133	772	(3,005)	(890)	43,010
Other income (expense):
Interest income	658	3	12	(52)	621
Interest expense	(7,354)	—	(52)	52	(7,354)

Income (loss) before income taxes	39,437	775	(3,045)	(890)	36,277
Provision for income taxes	5,113	308	17	—	5,438
Equity in net income of consolidated subsidiaries	(2,300)	—	—	2,300	—

Net income	32,024	467	(3,062)	1,410	30,839
Less: Net loss attributable to noncontrolling interest, net of tax	—	—	—	(297)	(297)

Net income (loss) attributable to ViaSat, Inc.	$32,024	$467	$(3,062)	$1,707	$31,136

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations for the Year Ended April 3, 2009

				Consolidation
	Issuing		Non-	and
	Parent	Guarantor	Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
			(In thousands)
Revenues:
Product revenues	$590,403	$—	$6,128	$(1,189)	$595,342
Service revenues	27,042	—	6,364	(569)	32,837

Total revenues	617,445	—	12,492	(1,758)	628,179

Operating expenses:
Cost of product revenues	420,653	—	5,105	(1,138)	424,620
Cost of service revenues	18,097	—	4,577	(470)	22,204
Selling, general and administrative	96,707	—	1,917	—	98,624
Independent research and development	29,311	—	390	(79)	29,622
Amortization of acquired intangible assets	8,403	—	419	—	8,822

Income from operations	44,274	—	84	(71)	44,287
Other income (expense):
Interest income	1,325	—	138	—	1,463
Interest expense	(507)	—	(2)	—	(509)

Income before income taxes	45,092	—	220	(71)	45,241
Provision for income taxes	6,791	—	3	—	6,794
Equity in net income of consolidated subsidiaries	100	—	—	(100)	—

Net income	38,401	—	217	(171)	38,447
Less: Net income attributable to noncontrolling interest, net of tax	—	—	—	116	116

Net income attributable to ViaSat, Inc.	$38,401	$—	$217	$(287)	$38,331

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations for the Year Ended March 28, 2008

				Consolidation
	Issuing		Non-	and
	Parent	Guarantor	Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
			(In thousands)
Revenues:
Product revenues	$540,826	$—	$6,899	$(4,257)	$543,468
Service revenues	23,486	—	7,701	(5)	31,182

Total revenues	564,312	—	14,600	(4,262)	574,650

Operating expenses:
Cost of product revenues	391,462	—	7,377	(4,173)	394,666
Cost of service revenues	16,089	—	2,771	(6)	18,854

Selling, general and administrative	75,157	—	1,208	—	76,365
Independent research and development	31,644	—	629	—	32,273
Amortization of acquired intangible assets	9,150	—	412	—	9,562

Income from operations	40,810	—	2,203	(83)	42,930
Other income (expense):
Interest income	5,445	—	267	—	5,712
Interest expense	(551)	—	(6)	—	(557)

Income before income taxes	45,704	—	2,464	(83)	48,085
Provision for income taxes	12,312	—	1,209	—	13,521
Equity in net income of consolidated subsidiaries	204	—	—	(204)	—

Net income	33,596	—	1,255	(287)	34,564
Less: Net income attributable to noncontrolling interest, net of tax	—	—	—	1,051	1,051

Net income attributable to ViaSat, Inc.	$33,596	$—	$1,255	$(1,338)	$33,513

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows for the Year Ended April 2, 2010

				Consolidation and
	Issuing Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
			(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$74,032	$40,671	$(1,238)	$(919)	$112,546

Cash flows from investing activities:
Payments related to acquisition of businesses, net of cash acquired	(442,700)	64,336	377	—	(377,987)
Purchase of property, equipment and satellites	(121,497)	(10,075)	(3,890)	919	(134,543)
Cash paid for patents, licenses and other assets	(13,709)	—	(87)	—	(13,796)
Change in restricted cash, net	(31)	7,329	—	—	7,298
Long-term intercompany notes and investments	(5,114)	—	691	4,423	—

Net cash used in investing activities	(583,051)	61,590	(2,909)	5,342	(519,028)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount	271,582	—	—	—	271,582
Proceeds from line of credit	263,000	—	—	—	263,000
Payments on line of credit	(203,000)	—	—	—	(203,000)
Payment of debt issuance costs	(12,781)	—	—	—	(12,781)
Proceeds from common stock issued under public offering, net of issuance costs	100,533	—	—	—	100,533
Proceeds from issuance of common stock under equity plans	23,085	—	—	—	23,085
Purchase of common stock in treasury	(10,326)	—	—	—	(10,326)
Intercompany long-term financing	85,354	(86,045)	5,114	(4,423)	—

Net cash provided by financing activities	517,447	(86,045)	5,114	(4,423)	432,093
Effect of exchange rate changes on cash	—	—	529	—	529

Net increase in cash and cash equivalents	8,428	16,216	1,496	—	26,140
Cash and cash equivalents at beginning of period	57,830	—	5,661	—	63,491

Cash and cash equivalents at end of period	$66,258	$16,216	$7,157	$—	$89,631

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows for the Year Ended April 3, 2009

				Consolidation and
	Issuing Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
			(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$64,376	$—	$(2,363)	$(71)	$61,942

Cash flows from investing activities:
Purchase of property, equipment and satellites	(115,976)	—	(1,289)	71	(117,194)
Payments related to acquisition of businesses, net of cash acquired	(925)	—	—	—	(925)
Cash paid for patents, licenses and other assets	(7,921)	—	(107)	—	(8,028)
Long-term intercompany notes and investments	(3,267)	—	(768)	4,035	—

Net cash used in investing activities	(128,089)	—	(2,164)	4,106	(126,147)
Cash flows from financing activities:
Proceeds from issuance of common stock under equity plans	6,742	—	—	—	6,742
Purchase of common stock in treasury	(667)	—	—	—	(667)
Payment on secured borrowing	(4,720)	—	—	—	(4,720)
Proceeds from sale of stock of majority-owned subsidiary	—	—	3,371	(1,871)	1,500
Incremental tax benefits from stock-based compensation	346	—	—	—	346
Proceeds from line of credit	10,000	—	—	—	10,000
Payments on line of credit	(10,000)	—	—	—	(10,000)
Intercompany long-term financing	767	—	1,397	(2,164)	—

Net cash provided by financing activities	2,468	—	4,768	(4,035)	3,201
Effect of exchange rate changes on cash	—	—	(681)	—	(681)

Net decrease in cash and cash equivalents	(61,245)	—	(440)	—	(61,685)
Cash and cash equivalents at beginning of period	119,075	—	6,101	—	125,176

Cash and cash equivalents at end of period	$57,830	$—	$5,661	$—	$63,491

VIASAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows for the Year Ended March 28, 2008

				Consolidation and
	Issuing Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
			(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$50,790	$—	$(2,487)	$—	$48,303

Cash flows from investing activities:
Payments related to acquisition of businesses, net of cash acquired	(9,848)	—	22	—	(9,826)
Purchase of property, equipment and satellites	(22,103)	—	(662)	—	(22,765)
Cash paid for patents, licenses and other assets	(2,289)	—	(293)	—	(2,582)
Purchases of short-term investments held-to-maturity	(11,835)	—	—	—	(11,835)
Maturities of short-term investments held-to-maturity	11,835	—	—	—	11,835
Long-term intercompany notes and investments	(1,607)	—	(597)	2,204	—

Net cash used in investing activities	(35,847)	—	(1,530)	2,204	(35,173)
Cash flows from financing activities:
Proceeds from issuance of common stock under equity plans	8,357	—	31	—	8,388
Purchase of common stock in treasury	(1,034)	—	—	—	(1,034)
Incremental tax benefits from stock-based compensation	977	—	—	—	977
Intercompany long-term financing	597	—	1,607	(2,204)	—

Net cash provided by financing activities	8,897	—	1,638	(2,204)	8,331
Effect of exchange rate changes on cash	—	—	370	—	370

Net increase (decrease) in cash and cash equivalents	23,840	—	(2,009)	—	21,831
Cash and cash equivalents at beginning of period	95,235	—	8,110	—	103,345

Cash and cash equivalents at end of period	$119,075	$—	$6,101	$—	$125,176

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Three Fiscal Years Ended April 2, 2010

Allowance for
Date	Doubtful Accounts
(In thousands)
Balance, March 30, 2007	$1,214
Charged (credited) to costs and expenses	501
Deductions	(1,405)

Balance, March 28, 2008	$310
Charged (credited) to costs and expenses	377
Deductions	(325)

Balance, April 3, 2009	$362
Charged (credited) to costs and expenses	416
Deductions	(239)

Balance, April 2, 2010	$539

Deferred Tax
Asset Valuation
Date	Allowance
(In thousands)
Balance, March 30, 2007	$403
Charged (credited) to costs and expenses	566
Deductions	—

Balance, March 28, 2008	$969
Charged (credited) to costs and expenses	1,093
Deductions	—

Balance, April 3, 2009	$2,062
Charged (credited) to costs and expenses	1,306
Charged to goodwill*	9,706
Deductions	—

Balance, April 2, 2010	$13,074

*	Related to the acquisition of WildBlue

II-1