Form 10-K/A
period 2010-04-02
VIASAT INC
filed 2010-08-03
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 2, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to             .
Commission file number (000-21767)

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

Explanatory Note
          We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended April 2, 2010 (the “Annual Report”), originally filed with the Securities and Exchange Commission (“SEC”) on June 1, 2010, solely to re-file Exhibit 10.19 to the Annual Report (Award/Contract dated March 10, 2010 between ViaSat, Inc. and Space and Naval Warfare Systems, the “Award/Contract”) to include certain portions of the cover page, page 56, page 64, page 66, page 83 and page 85 of the Award/Contract and page 2 of Attachment H of the Award/Contract in response to certain comments we received in connection with our confidential treatment request. Certain other provisions of Exhibit 10.19 remain omitted pursuant to a confidential treatment request filed with the SEC.
          Except for the foregoing, this Amendment No. 1 does not amend the Annual Report in any way and does not modify or update any disclosures contained in the Annual Report, which continues to speak as of the original date of the Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Annual Report and our other filings made with the SEC subsequent to the Annual Report.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements
     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
Exhibits

						Filed or
Exhibit		Incorporated by Reference				Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated as of September 30, 2009, by and among ViaSat, Inc., WildBlue Holding, Inc. and Aloha Merger Sub, Inc.	8-K	000-21767	2.1	10/02/2009

3.1	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.	10-Q	000-21767	3.1	11/14/2000

3.2	First Amended and Restated Bylaws of ViaSat, Inc.	S-3	333-116468	3.2	06/14/2004

4.1	Form of Common Stock Certificate	S-1/A	333-13183	4.1	11/05/1996

4.2	Indenture, dated as of October 22, 2009, by and among ViaSat, Inc., ViaSat Credit Corp., Enerdyne Technologies, Inc., ViaSat Satellite Ventures, LLC, VSV I Holdings, LLC, VSV II Holdings, LLC, ViaSat Satellite Ventures U.S. I, LLC, ViaSat Satellite Ventures U.S. II, LLC and Wilmington Trust FSB, as trustee	8-K	000-21767	4.1	10/22/2009

4.3	Form of 8.875% Senior Note due 2016 of ViaSat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.2 hereto)	8-K	000-21767	4.1	10/22/2009

						Filed or
Exhibit		Incorporated by Reference				Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.4	Registration Rights Agreement, dated as of October 22, 2009, by and among ViaSat, Inc., ViaSat Credit Corp., Enerdyne Technologies, Inc., ViaSat Satellite Ventures, LLC, VSV I Holdings, LLC, VSV II Holdings, LLC, ViaSat Satellite Ventures U.S. I, LLC, ViaSat Satellite Ventures U.S. II, LLC, J.P. Morgan Securities Inc., Banc of America Securities LLC, Wells Fargo Securities, LLC, Oppenheimer & Co. Inc. and Stephens Inc.	8-K	000-21767	4.2	10/22/2009

4.5	Registration Rights Agreement, dated as of December 15, 2009, by and among ViaSat, Inc. and the selling stockholders listed on Schedule A thereto	8-K	000-21767	10.1	12/18/2009

10.1	Form of Indemnification Agreement between ViaSat, Inc. and each of its directors and officers	8-K	000-21767	99.1	03/07/2008

10.2*	ViaSat, Inc. Employee Stock Purchase Plan (as Amended and Restated Effective July 1, 2009)	8-K	000-21767	10.1	10/05/2009

10.3*	1996 Equity Participation Plan of ViaSat, Inc. (As Amended and Restated Effective September 29, 2009)	8-K	000-21767	10.2	10/05/2009

10.4*	Form of Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.2	10/02/2008

10.5*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.3	10/02/2008

10.6*	Form of Executive Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.4	10/02/2008

10.7*	Form of Non-Employee Director Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.3	10/05/2009

10.8	Fourth Amended and Restated Revolving Loan Agreement dated July 1, 2009 by and among ViaSat, Inc., Banc of America Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Union Bank, N.A. and the other lenders party thereto	10-Q	000-21767	10.2	08/12/2009

						Filed or
Exhibit		Incorporated by Reference				Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.9	First Amendment to Fourth Amended and Restated Revolving Loan Agreement, dated as of September 30, 2009, by and among ViaSat, Inc., Banc of America Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Union Bank, N.A., and the other lenders party thereto	8-K	000-21767	10.1	10/02/2009

10.10	Second Amendment to Fourth Amended and Restated Revolving Loan Agreement, dated as of October 6, 2009, by and among ViaSat, Inc., Banc of America Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Union Bank, N.A., Wells Fargo Bank, National Association and the other lenders party thereto	8-K	000-21767	10.1	10/09/2009

10.11	Letter agreement, dated as of December 14, 2009, by and among ViaSat, Inc., Union Bank, N.A., and the other lenders party thereto	10-Q	000-21767	10.2	02/10/2010

10.12	Fourth Amendment to Fourth Amended and Restated Revolving Loan Agreement, dated as of March 15, 2010, by and among ViaSat, Inc., Banc of America Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Union Bank, N.A., Wells Fargo Bank, National Association and the other lenders party thereto	8-K	000-21767	10.1	03/17/2010

10.13	Lease, dated March 24, 1998, by and between W9/LNP Real Estate Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, California)	10-K	000-21767	10.27	06/29/1998

10.14	Amendment to Lease, dated June 17, 2004, by and between Levine Investments Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, CA)	10-Q	000-21767	10.1	08/10/2004

10.15†	Contract for the ViaSat Satellite Program dated as of January 7, 2008 between ViaSat, Inc. and Space Systems/Loral, Inc.	10-Q	000-21767	10.1	02/06/2008

10.16	Beam Sharing Agreement dated January 11, 2008 between ViaSat, Inc. and Loral Space & Communications, Inc.	10-Q	000-21767	10.2	02/06/2008

10.17†	Amended and Restated Launch Services Agreement dated May 7, 2009 between ViaSat, Inc. and Arianespace	10-K	000-21767	10.13	05/28/2009

						Filed or
Exhibit		Incorporated by Reference				Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.18†	Contract for Launch Services dated March 5, 2009 between ViaSat, Inc. and ILS International Launch Services, Inc.	10-K	000-21767	10.14	05/28/2009

10.19†	Award/Contract dated March 10, 2010 between ViaSat, Inc. and Space and Naval Warfare Systems					X

21.1	Subsidiaries	10-K	000-21767	21.1	06/01/2010

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	10-K	000-21767	23.1	06/01/2010

24.1	Power of Attorney	10-K	000-21767	see signature page	06/01/2010

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer					X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	000-21767	32.1	06/01/2010

*	Indicates management contract, compensatory plan or arrangement.

†	Portions of this exhibit (indicated by asterisks) have been omitted and separately filed with the Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.
Date: August 3, 2010	By:	/s/ MARK D. DANKBERG
Chairman and Chief Executive Officer