Form 10-Q
period 2010-07-02
VIASAT INC
filed 2010-08-11
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 2, 2010.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as July 30, 2010 was 40,585,949.

VIASAT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIASAT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	July 2, 2010	April 2, 2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$57,331	$89,631
Accounts receivable, net	161,808	176,351
Inventories	88,466	82,962
Deferred income taxes	17,346	17,346
Prepaid expenses and other current assets	22,165	28,857

Total current assets	347,116	395,147

Satellites, net	516,202	495,689
Property and equipment, net	163,853	155,804
Other acquired intangible assets, net	84,779	89,389
Goodwill	75,012	75,024
Other assets	84,825	82,499

Total assets	$1,271,787	$1,293,552

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$73,226	$78,355
Accrued liabilities	97,768	102,251

Total current liabilities	170,994	180,606

Line of credit	30,000	60,000
Long-term debt, net	271,924	271,801
Other liabilities	25,438	24,395

Total liabilities	498,356	536,802

Commitments and contingencies (Note 9)
Equity:
ViaSat, Inc. stockholders’ equity
Common stock	4	4
Paid-in capital	561,423	545,962
Retained earnings	221,868	218,607
Common stock held in treasury	(13,843)	(12,027)
Accumulated other comprehensive income	95	459

Total ViaSat, Inc. stockholders’ equity	769,547	753,005
Noncontrolling interest in subsidiary	3,884	3,745

Total equity	773,431	756,750

Total liabilities and equity	$1,271,787	$1,293,552

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	July 2, 2010	July 3, 2009
	(In thousands, except per share data)
Revenues:
Product revenues	$125,002	$149,401
Service revenues	67,002	9,007

Total revenues	192,004	158,408
Operating expenses:
Cost of product revenues	94,714	105,572
Cost of service revenues	39,062	6,141
Selling, general and administrative	38,921	26,916
Independent research and development	7,314	7,003
Amortization of acquired intangible assets	4,610	1,505

Income from operations	7,383	11,271

Other income (expense):
Interest income	139	97
Interest expense	(2,141)	(179)

Income before income taxes	5,381	11,189

Provision for income taxes	1,981	2,897

Net income	3,400	8,292
Less: Net income attributable to the noncontrolling interest, net of tax	139	23

Net income attributable to ViaSat, Inc.	$3,261	$8,269

Basic net income per share attributable to ViaSat, Inc. common stockholders	$.08	$.27
Diluted net income per share attributable to ViaSat, Inc. common stockholders	$.08	$.25

Shares used in computing basic net income per share	39,968	31,198
Shares used in computing diluted net income per share	42,125	32,683
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	July 2, 2010	July 3, 2009
	(In thousands)
Cash flows from operating activities:
Net income	$3,400	$8,292
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	20,409	4,913
Amortization of intangible assets	4,618	1,513
Deferred income taxes	1,764	292
Stock-based compensation expense	4,167	2,562
Other non-cash adjustments	1,534	(421)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	14,271	(19,545)
Inventories	(5,538)	(2,048)
Other assets	4,345	2,496
Accounts payable	(6,540)	(1,569)
Accrued liabilities	(4,795)	(1,658)
Other liabilities	1,043	4

Net cash provided by (used in) operating activities	38,678	(5,169)
Cash flows from investing activities:
Purchase of property, equipment and satellites	(41,306)	(31,734)
Cash paid for patents, licenses and other assets	(3,851)	(3,007)

Net cash used in investing activities	(45,157)	(34,741)
Cash flows from financing activities:
Payments on line of credit	(30,000)	—
Proceeds from line of credit borrowings	—	80,000
Payment of debt issuance costs	—	(2,339)
Proceeds from issuance of common stock under equity plans	6,198	3,651
Purchase of common stock in treasury	(1,816)	(1,272)
Incremental tax benefits from stock-based compensation	—	400

Net cash (used in) provided by financing activities	(25,618)	80,440
Effect of exchange rate changes on cash	(203)	251

Net (decrease) increase in cash and cash equivalents	(32,300)	40,781
Cash and cash equivalents at beginning of period	89,631	63,491

Cash and cash equivalents at end of period	$57,331	$104,272

Non-cash investing and financing activities:
Issuance of stock in satisfaction of certain accrued employee compensation liabilities	$5,096	$5,090
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share data)

	ViaSat, Inc. Stockholders
					Common Stock		Accumulated
	Common Stock				in Treasury		Other
	Number of		Paid-in	Retained	Number of		Comprehensive	Noncontrolling		Comprehensive
	Shares Issued	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interest	Total	Income
Balance at April 2, 2010	40,199,770	$4	$545,962	$218,607	(407,137)	$(12,027)	$459	$3,745	$756,750
Exercise of stock options	193,218	—	4,256	—	—	—	—	—	4,256
Issuance of stock under Employee Stock Purchase Plan	73,503	—	1,942	—	—	—	—	—	1,942
Stock-based compensation expense	—	—	4,167	—	—	—	—	—	4,167
Shares issued in settlement of certain accrued employee compensation liabilities	162,870	—	5,096	—	—	—	—	—	5,096
RSU awards vesting	143,860	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(56,368)	(1,816)	—	—	(1,816)
Net income	—	—	—	3,261	—	—	—	139	3,400	$3,400
Hedging transactions, net of tax	—	—	—	—	—	—	(89)	—	(89)	(89)
Foreign currency translation, net of tax	—	—	—	—	—	—	(275)	—	(275)	(275)

Comprehensive income										$3,036

Balance at July 2, 2010	40,773,221	$4	$561,423	$221,868	(463,505)	$(13,843)	$95	$3,884	$773,431

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Basis of Presentation
     The accompanying condensed consolidated balance sheet at July 2, 2010, the condensed consolidated statements of operations for the three months ended July 2, 2010 and July 3, 2009, the condensed consolidated statements of cash flows for the three months ended July 2, 2010 and July 3, 2009, and the condensed consolidated statement of equity and comprehensive income for the three months ended July 2, 2010 have been prepared by the management of ViaSat, Inc. (the Company), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended April 2, 2010 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended April 2, 2010 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).
     The Company’s condensed consolidated financial statements include the assets, liabilities and results of operations of ViaSat and its wholly owned subsidiaries and of TrellisWare Technologies, Inc. (TrellisWare), a majority-owned subsidiary. All significant intercompany amounts have been eliminated.
     The Company’s fiscal year is the 52 or 53 weeks ending on the Friday closest to March 31 of the specified year. For example, references to fiscal year 2011 refer to the fiscal year ending on April 1, 2011. The Company’s quarters for fiscal year 2011 end on July 2, 2010, October 1, 2010, December 31, 2010 and April 1, 2011. This results in a 53 week fiscal year approximately every four to five years. Fiscal years 2011 and 2010 are both 52 week years.
     During the Company’s third quarter of fiscal year 2010, the Company completed the acquisition of WildBlue Holding, Inc., a privately held Delaware corporation (WildBlue) (see Note 11). The acquisition was accounted for as a purchase and accordingly, the condensed consolidated financial statements include the operating results of WildBlue from the date of acquisition.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Significant estimates made by management include revenue recognition, stock-based compensation, self-insurance reserves, allowance for doubtful accounts, warranty accrual, valuation of goodwill and other intangible assets, patents, orbital slots and orbital licenses, software development, property, equipment and satellites, long-lived assets, derivatives, income taxes and valuation allowance on deferred tax assets.
     The Financial Accounting Standards Board (FASB) has issued authoritative guidance on the Codification (Statements of Financial Accounting Standards (SFAS) No. 168 (SFAS 168), “FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” / ASC 105). The authoritative guidance on the Codification (SFAS 168 / ASC 105) establishes the FASB Accounting Standards Codification™ (Codification or ASC) as the single source of GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it issues Accounting Standards Updates, which serve to update the Codification, provide background information about the authoritative guidance and provide the basis for conclusions on the changes to the Codification. GAAP is not intended to be changed as a result of the FASB’s Codification project, but it has changed the way the authoritative guidance is organized and presented. As a result, these changes have had a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
for interim and annual periods ending after September 15, 2009. The Company has implemented the Codification in this quarterly report, and has provided references to the Codification topics alongside references to the previously existing standards.
Property, equipment and satellites
     Equipment, computers and software, furniture and fixtures and the Company’s satellite under construction are recorded at cost, net of accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets ranging from two to twenty-four years. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term or the life of the improvement. Additions to property, equipment and satellites, together with major renewals and betterments, are capitalized. Maintenance, repairs and minor renewals and betterments are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized.
     Satellite construction costs, including launch services and insurance, are generally procured under long-term contracts that provide for payments over the contract periods and are capitalized as incurred. In addition, interest expense is capitalized on the carrying value of the satellite during the construction period. With respect to ViaSat-1, the Company’s high-capacity satellite currently under construction, and other assets, the Company capitalized $6.0 million of interest expense during the three months ended July 2, 2010. No interest expense was capitalized during the same period last fiscal year.
     As a result of the acquisition of WildBlue on December 15, 2009 (see Note 11), the Company acquired the WildBlue-1 satellite (which was placed into service in March 2007) and an exclusive prepaid lifetime capital lease of Ka-band capacity over the continental United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005). The acquired assets also included the indoor and outdoor customer premise equipment (CPE) units leased to subscribers under WildBlue’s retail leasing program. The Company depreciates the satellites and CPE units and associated installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of July 2, 2010 was $45.9 million and $8.0 million, respectively. The total cost and accumulated depreciation of CPE units included in property, equipment and satellites as of April 2, 2010 was $41.5 million and $4.2 million, respectively.
Patents, orbital slots and orbital licenses
     The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and orbital licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.1 million and $3.0 million related to patents were included in other assets as of July 2, 2010 and April 2, 2010, respectively. Accumulated amortization related to these patents was $0.3 million as of July 2, 2010 and April 2, 2010. Amortization expense related to these patents was less than $0.1 million for the three months ended July 2, 2010 and July 3, 2009. The Company also capitalized $5.3 million and $5.2 million of costs related to acquiring and obtaining licenses that were included in other assets as of July 2, 2010 and April 2, 2010, respectively, related to orbital slots and orbital licenses that have not yet been placed into service. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period.
Debt issuance costs
     Debt issuance costs are amortized and recognized as interest expense on a straight-line basis over the expected term of the related debt, which is not materially different from the effective interest rate basis. During the three months ended July 2, 2010, the Company did not pay or capitalize any debt issuance costs. During the three months ended July 3, 2009, the Company paid and capitalized approximately $2.3 million in debt issuance costs related to the Company’s revolving credit facility (the Credit Facility). Unamortized debt issuance costs are recorded in prepaid expenses and other current assets and in other long-term assets in the condensed consolidated balance sheets, depending on the amounts expected to be amortized to interest expense in the next fiscal year.
Software development
     Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product not to exceed five years. The Company capitalized $4.0 million and $0.4 million of costs related to software developed for resale for the three months ended July 2, 2010 and July 3, 2009, respectively. There was no amortization expense of software development costs for the three months ended July 2, 2010 and July 3, 2009.
Self-insurance liabilities
     The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance policies provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods, as well as other historical information for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company’s self-insurance liability for the plans was $1.7 million and $1.4 million as of July 2, 2010 and April 2, 2010, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as current in accordance with the estimated timing of the projected payments.
Customer secured borrowing arrangements
     Occasionally, the Company enters into secured borrowing arrangements in connection with customer financing in order to provide additional sources of funding. As of July 2, 2010 and April 2, 2010, the Company had no secured borrowing arrangements with customers.
     In the first quarter of fiscal year 2009, the Company paid all obligations related to its secured borrowing, under which the Company pledged a note receivable from a customer to serve as collateral for the obligation under the borrowing arrangement, totaling $4.7 million plus accrued interest. During fiscal year 2008, due to the customer’s payment default under the note receivable, the Company wrote down the note receivable by approximately $5.3 million related to the principal and interest accrued to date. During the fourth quarter of fiscal year 2009, the Company entered into certain agreements with the note receivable insurance carrier providing the Company approximately $1.7 million in cash payments and recorded a current asset of approximately $1.7 million and a long-term asset of approximately $1.5 million as of April 3, 2009. The Company received no additional cash payments pursuant to these agreements, during the three months ended July 2, 2010 and July 3, 2009. As of July 2, 2010, the Company recorded a current asset of approximately $1.1 million and a long-term asset of approximately $0.5 million. As of April 2, 2010, the Company recorded a current asset of approximately $1.0 million and a long-term asset of approximately $0.5 million.
Indemnification provisions
     In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At July 2, 2010 and April 2, 2010, no such amounts were accrued.
     Simultaneously with the execution of the merger agreement relating to the acquisition of WildBlue, the Company entered into an indemnification agreement dated September 30, 2009 with several of the former stockholders of WildBlue pursuant to which such former stockholders agreed to indemnify the Company for costs which result from, relate to or arise out of potential claims and liabilities under various WildBlue contracts, an existing appraisal action regarding WildBlue’s 2008 recapitalization, certain rights to acquire securities of WildBlue and a severance agreement. Under the indemnification agreement, the Company is required to pay up to $0.5 million and has recorded a liability of $0.5 million in the condensed consolidated balance sheets as of July 2, 2010 and April 2, 2010 as an element of accrued liabilities.

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
Common stock held in treasury
     During the first three months of fiscal year 2011 and during fiscal year 2010, the Company delivered 143,860 and 234,039 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying these restricted stock unit agreements, the Company repurchased 56,368 and 88,438 shares of common stock with a total value of $1.8 million and $2.3 million during the first three months of fiscal year 2011 and during fiscal year 2010, respectively.
     On January 4, 2010, the Company repurchased 251,731 shares of the Company’s common stock from Intelsat USA Sales Corp for $8.0 million in cash. Repurchased shares of common stock of 463,505 and 407,137 were held in treasury as of July 2, 2010 and April 2, 2010, respectively.
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
     The fair values of the Company’s outstanding foreign currency forward contracts as of July 2, 2010 were as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet
	Classification	Value	Classification	Fair Value
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Other assets	$—	Other liabilities	$89

Total derivatives designated as hedging instruments		$—		$89

     The Company had no foreign currency forward contracts outstanding as of April 2, 2010 and therefore there was no balance in the Company’s accumulated other comprehensive income related to hedging transactions as of April 2, 2010. The notional value of foreign currency forward contracts outstanding as of July 2, 2010 was $12.4 million.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The effects of foreign currency forward contracts in cash flow hedging relationships during the three months ended July 2, 2010 were as follows:

Amount of
Gain or
(Loss)
		Location of	Amount of	Location of Gain	Recognized
	Amount	Gain or	Gain or	or (Loss)	in Income on
	of Gain or	(Loss)	(Loss)	Recognized in	Derivative
	(Loss)	Reclassified	Reclassified	Income on	(Ineffective
	Recognized	from	from	Derivative	Portion and
	in OCI	Accumulated	Accumulated	(Ineffective	Amount
	on	OCI into	OCI into	Portion and	Excluded
Derivatives in Cash	Derivative	Income	Income	Amount Excluded	from
Flow Hedging	(Effective	(Effective	(Effective	from Effectiveness	Effectiveness
Relationships	Portion)	Portion)	Portion)	Testing)	Testing)
(In thousands)

Foreign exchange contracts	$(89)	Cost of Goods Sold	$(9)	Other income/expense	$—

Total	$(89)		$(9)		$—

     During the three months ended July 3, 2009, the Company did not settle any foreign exchange contracts; therefore, there were no realized gains or losses during the three months ended July 3, 2009 related to derivative instruments.
     At July 2, 2010, the estimated net existing loss that is expected to be reclassified into income within the next twelve months is less than $0.1 million. Foreign currency forward contracts usually mature within approximately twelve months from their inception. There were no gains or losses from ineffectiveness of these financial instruments recorded for the three months ended July 2, 2010 and July 3, 2009.
Stock-based compensation
     The Company records compensation expense associated with stock options, restricted stock unit awards and other stock-based compensation in accordance with the authoritative guidance for share-based payments (SFAS 123R, “Share-Based Payment” / ASC 718). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. The Company recognized $4.2 million and $2.6 million of stock-based compensation expense for the three months ended July 2, 2010 and July 3, 2009, respectively.
     For the three months ended July 2, 2010 the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit award vesting as the excess tax benefit from stock options exercised and restricted stock unit award vesting increased the Company’s net operating loss carryforward. The Company recorded incremental tax benefits from stock options exercised and restricted stock unit awards vesting of $0.4 million for the three months ended July 3, 2009 which were classified as part of cash flows from financing activities in the condensed consolidated statements of cash flows.
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
deferred tax assets will not be realized. Deferred income tax expense (benefit) is the net change during the year in the deferred income tax asset or liability.
Recent authoritative guidance
     In June 2009, the FASB issued authoritative guidance which amended the consolidation guidance applicable to variable interest entities (SFAS 167, “Amendments to FASB Interpretation No. 46R”). The authoritative guidance affects the overall consolidation analysis under the previous authoritative guidance for consolidation of variable interest entities (FIN 46R / ASC 810). The Company adopted this guidance in the first quarter of fiscal year 2011 without a material impact on its consolidated financial statements and disclosures.
     In October 2009, the FASB issued authoritative guidance for revenue recognition with multiple deliverables (EITF 08-1, “Revenue Arrangements with Multiple Deliverables”). This new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This guidance will be effective for the Company beginning in the first quarter of fiscal year 2012; however, early adoption is permitted. The Company is currently evaluating the impact that the authoritative guidance may have on its consolidated financial statements and disclosures.
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
     In June 2010, the Company performed extensive integration testing of numerous system components that had been separately developed as part of a government satellite communication program. As a result of this testing and subsequent internal reviews and analyses, the Company determined that significant additional rework was required in order to complete the program requirements and specifications and to prepare for a scheduled customer test in the Company’s fiscal second quarter. This additional rework and engineering effort resulted in a substantial increase in estimated labor and material costs to complete the program. Accordingly, the Company recorded an additional forward loss of $8.5 million in the three months ended July 2, 2010 related to this estimate of program costs. While the Company believes the additional forward loss is adequate to cover known risks to date and that steps taken to improve the program performance will be effective, the program is on going and the Company’s efforts and the end results must be satisfactory to the customer. The Company believes that its estimate of costs to complete the program is appropriate based on known information, but cannot provide absolute assurance that additional costs will not be incurred. Including this program, during the three months ended July 2, 2010 and July 3, 2009, the Company recorded losses of approximately $8.7 million and $1.4 million, respectively, related to loss contracts.
     Related to the additional forward loss recorded for the government satellite communications program, the Company also evaluated whether the loss indicated a significant change in the business climate of the respective reporting unit and determined there were no significant changes as of July 2, 2010.
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Note 3 — Fair Value Measurements
     In accordance with the authoritative guidance for financial assets and liabilities measured at fair value on a recurring basis (SFAS 157, “Fair Value Measurements” / ASC 820), the Company prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions:
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
     The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of July 2, 2010 and April 2, 2010:

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value at
	July 2, 2010	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents	$5,752	$4,523	$1,229	$—

Total assets measured at fair value on a recurring basis	$5,752	$4,523	$1,229	$—

Liabilities
Foreign currency forward contracts	$89	$—	$89	$—

Total liabilities measured at fair value on a recurring basis	$89	$—	$89	$—

	Fair Value at
	April 2, 2010	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents	$16,250	$14,810	$1,440	$—

Total assets measured at fair value on a recurring basis	$16,250	$14,810	$1,440	$—

     The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:
     Cash equivalents — The Company’s cash equivalents consist of money market funds and certified deposit investments. Certain money market funds are valued using quoted prices for identical assets in an active market with sufficient volume and frequency of transactions (Level 1). The remaining portion of money market funds and certified deposit investments are valued based on quoted prices for similar assets, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or brokers’ model driven valuations in which all significant inputs are observable or can be obtained from or corroborated by observable market data for substantially the full term of the assets (Level 2).
     Foreign currency forward exchange contracts — The Company uses derivative financial instruments to manage foreign currency risk relating to foreign exchange rates. The Company does not use these instruments for speculative or trading purposes. The Company’s objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. Derivative instruments are recognized as either assets or liabilities in the accompanying financial statements and are measured at fair value. Gains and losses resulting from changes in the fair values of those derivative instruments are recorded to earnings or other comprehensive income (loss) depending on the use of the derivative instrument and whether it qualifies for hedge accounting. The Company’s foreign currency forward contracts are valued using quoted prices for similar assets and liabilities in active markets or other inputs that are observable or can be corroborated by observable market data.
     Long-term debt — As of July 2, 2010 and April 2, 2010, the Company’s long-term debt consisted of borrowings under the Credit Facility, reported at the borrowed outstanding amount with current accrued interest, and the Company’s 8.875% Senior Notes due 2016 (the Notes) reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s long-term debt related to the Notes is determined using quoted prices in active markets and was approximately $279.5 million and $281.2 million as of July 2, 2010 and April 2, 2010, respectively. The fair value of the Company’s long-term debt related to the Credit Facility approximates its carrying amount due to its variable interest rate on the revolving line of credit.
Note 4 — Shares Used In Computing Diluted Net Income Per Share

	Three Months Ended
	July 2, 2010	July 3, 2009
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net income per share attributable to ViaSat, Inc. common stockholders	39,968,357	31,197,817
Options to purchase common stock as determined by application of the treasury stock method	1,614,534	1,098,593
Restricted stock units to acquire common stock as determined by application of the treasury stock method	381,347	215,262
Potentially issuable shares in connection with certain terms of the amended ViaSat 401(k) Profit Sharing Plan	149,013	165,513
Employee Stock Purchase Plan equivalents	12,013	6,174

Shares used in computing diluted net income per share attributable to ViaSat, Inc. common stockholders	42,125,264	32,683,359

     Antidilutive shares relating to stock options excluded from the calculation were 345,700 and 1,555,114 shares for the three months ended July 2, 2010 and July 3, 2009, respectively. There were no antidilutive shares relating to restricted stock units excluded from the calculation for the three months ended July 2, 2010 and July 3, 2009.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 5 — Composition of Certain Balance Sheet Captions

	As of	As of
	July 2, 2010	April 2, 2010
	(In thousands)
Accounts receivable, net:
Billed	$82,608	$93,737
Unbilled	79,681	83,153
Allowance for doubtful accounts	(481)	(539)

	$161,808	$176,351

Inventories:
Raw materials	$42,596	$36,255
Work in process	19,359	21,345
Finished goods	26,511	25,362

	$88,466	$82,962

Prepaid expenses and other current assets:
Prepaid expenses	$14,410	$13,239
Income tax receivable	2,669	9,022
Other	5,086	6,596

	$22,165	$28,857

Satellites, net:
Satellite — WildBlue-1 (estimated useful life of 10 years)	$195,890	$195,890
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellite under construction	237,319	209,432

	532,299	504,412
Less accumulated depreciation and amortization	(16,097)	(8,723)

	$516,202	$495,689

Property and equipment, net:
Machinery and equipment (estimated useful life of 2-5 years)	$103,187	$96,484
Computer equipment and software (estimated useful life of 3-5 years)	57,664	55,384
CPE leased equipment (estimated useful life of 3 years)	45,868	41,469
Furniture and fixtures (estimated useful life of 7 years)	10,933	10,760
Leasehold improvements (estimated useful life of 2-11 years)	20,133	20,119
Building (estimated useful life of 24 years)	8,923	8,923
Land	4,384	4,384
Construction in progress	25,752	18,578

	276,844	256,101
Less accumulated depreciation and amortization	(112,991)	(100,297)

	$163,853	$155,804

Other acquired intangible assets, net:
Technology (estimated useful life of 3-9 years)	$44,552	$44,552
Contracts and customer relationships (estimated useful life of 3-10 years)	86,707	86,707
Non-compete agreement (estimated useful life of 3-5 years)	9,098	9,098
Satellite co-location rights (estimated useful life of 10 years)	8,600	8,600
Trade name (estimated useful life of 3 years)	5,680	5,680
Other intangibles (estimated useful life of 8 months to 10 years)	9,326	9,326

	163,963	163,963
Less accumulated amortization	(79,184)	(74,574)

	$84,779	$89,389

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of	As of
	July 2, 2010	April 2, 2010
	(In thousands)
Other assets:
Capitalized software costs, net	$12,649	$8,683
Patents, orbital slots and other licenses, net	8,158	7,954
Deferred income taxes	43,147	44,910
Other	20,871	20,952

	$84,825	$82,499

Accrued liabilities:
Current portion of warranty reserve	$6,850	$6,410
Accrued vacation	14,042	13,437
Accrued employee compensation	3,108	17,268
Collections in excess of revenues and deferred revenues	45,010	46,180
Other	28,758	18,956

	$97,768	$102,251

Other liabilities:
Accrued warranty	$5,394	$4,798
Unrecognized tax position liabilities	2,644	2,644
Deferred rent, long-term portion	6,000	6,127
Deferred revenue, long-term portion	5,583	4,584
Other	5,817	6,242

	$25,438	$24,395

Note 6 —Goodwill and Acquired Intangible Assets
     During the first quarter of fiscal year 2011, the Company decreased goodwill by less than $0.1 million related to foreign currency translation which was recorded within the Company’s commercial networks segment.
     The other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of eight months to ten years. Amortization expense was $4.6 million and $1.5 million for the three months ended July 2, 2010 and July 3, 2009, respectively.
     The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of the international business acquired. Current and expected amortization expense for acquired intangibles for each of the following periods is as follows:

Amortization
(In thousands)
For the three months ended July 2, 2010	$4,610

Expected for the remainder of fiscal year 2011	$13,197
Expected for fiscal year 2012	16,551
Expected for fiscal year 2013	13,446
Expected for fiscal year 2014	11,705
Expected for fiscal year 2015	11,628
Thereafter	18,252

$84,779

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7 — Long-Term Debt and Line of Credit
     Long-term debt consisted of the following as of July 2, 2010 and April 2, 2010:

	As of	As of
	July 2, 2010	April 2, 2010
	(In thousands)
Line of credit	$30,000	$60,000

Senior notes due 2016 (the Notes)	275,000	275,000
Unamortized discount on the Notes	(3,076)	(3,199)

Total Notes	271,924	271,801
Less: current portion of long-term debt	—	—

Balance, end of period	$301,924	$331,801

     The aggregate maturities of the Company’s long-term debt obligations, excluding the effects of discount accretion on its $275.0 million of Notes are as follows:

For the Fiscal Years Ending,	(In thousands)
For the remainder of fiscal year 2011	$—
2012	—
2013	30,000
2014	—
2015	—
Thereafter	275,000

$305,000

Senior notes due 2016
     On October 22, 2009, the Company issued $275.0 million in principal amount of Notes in a private placement to institutional buyers, which Notes were exchanged in May 2010 for substantially identical Notes that had been registered with the SEC. The Notes bear interest at the rate of 8.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in March 2010. The Notes were issued with an original issue discount of 1.24%, or $3.4 million. The Notes are recorded as long-term debt, net of original issue discount, in the Company’s consolidated financial statements. The original issue discount and deferred financing cost associated with the issuance of the Notes is amortized to interest expense on a straight-line basis over the term of the Notes.
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     In connection with the private placement of the Notes, the Company and the guarantors entered into a registration rights agreement with the initial purchasers in which the Company agreed to file a registration statement with the SEC to permit the holders to exchange or resell the Notes. The Company agreed to use commercially reasonable efforts to consummate an exchange offer within 365 days after the issuance of the Notes or, under certain circumstances, to prepare and file a shelf registration statement to cover the resale of the Notes. If the Company and the guarantors did not comply with certain of their obligations under the registration rights agreement, the registration rights agreement provided that additional interest would accrue on the principal amount of the Notes at a rate of 0.25% per annum during the 90-day period immediately following such default and would increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event would the penalty rate exceed 1.00% per annum. The Company consummated the exchange offer on May 24, 2010. Accordingly, the Company has no obligation to pay additional interest on the Notes under the registration rights agreement.
Credit Facility
     The Credit Facility, as amended, provides a revolving line of credit of $275.0 million (including up to $35.0 million of letters of credit), which facility matures on July 1, 2012. Borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00% or the administrative agent’s prime rate as announced from time to time, or (2) at the Eurodollar rate plus, in the case of each of (1) and (2), an applicable margin that is based on the ratio of the Company’s debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At July 2, 2010, the effective interest rate on the Company’s outstanding borrowings under the Credit Facility was 4.35%. The Company has capitalized certain amounts of interest expense on the Credit Facility in connection with the construction of ViaSat-1 and other assets. The Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries and collateralized by substantially all of the Company’s and the guarantors’ assets.
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
     The Company was in compliance with its financial covenants under the Credit Facility as of July 2, 2010. At July 2, 2010, the Company had $30.0 million in principal amount of outstanding borrowings under the Credit Facility and $13.6 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility of $231.4 million.
Note 8 — Product Warranty
     The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty cost, the Company bases its estimates on its experience with the technology involved and the type of

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the three months ended July 2, 2010 and July 3, 2009.

	Three Months Ended
	July 2, 2010	July 3, 2009
	(In thousands)
Balance, beginning of period	$11,208	$11,194
Change in liability for warranties issued in period	2,393	1,966
Settlements made (in cash or in kind) during the period	(1,357)	(1,958)

Balance, end of period	$12,244	$11,202

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
Note 10 — Income Taxes
     The effective income tax rate for the three months ended July 2, 2010 was 36.8% compared to the 15.0% annual effective tax rate for the fiscal year ended April 2, 2010. The higher rate for the three months ended July 2, 2010 reflects the December 31, 2009 expiration of the federal research and development tax credit. If the federal research and development tax credit is reinstated, the Company may have a lower annual effective tax rate for fiscal year 2011, and the amount of any such tax rate reduction will depend on the effective date of any such reinstatement, the terms of the reinstatement as well as the amount of eligible research and development expenses in the reinstated period. The estimated effective tax rate is different from the expected statutory rate primarily due to state research and development tax credits.
     For the three months ended July 2, 2010, the Company’s gross unrecognized tax benefits increased by $0.2 million. In the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease by $2.6 million as a result of the expiration of the statute of limitations for previously filed tax returns.
Note 11 — Acquisition
     On December 15, 2009, the Company completed the acquisition of all outstanding shares of WildBlue, a privately held provider of broadband internet service, delivering two-way broadband internet access via satellite in the contiguous United States. The purchase price of approximately $574.6 million was comprised primarily of $131.9 million related to the fair value of 4,286,250 shares of the Company’s common stock issued at the closing date and $442.7 million in cash consideration. The $442.7 million in cash consideration paid to the former WildBlue stockholders less cash and restricted cash acquired of $64.7 million resulted in a net cash outlay of approximately $378.0 million. As of April 2, 2010, all of the acquired restricted cash had become unrestricted. The acquisition was accounted for as a purchase and accordingly, the condensed consolidated financial statements include the operating results of WildBlue from the date of acquisition. The purchase price allocation continues to be preliminary due to pending resolution of certain WildBlue tax attributes.
Unaudited Pro Forma Financial Information
     The unaudited financial information in the table below summarizes the combined results of operations for the Company and WildBlue on a pro forma basis, as though the companies had been combined as of the beginning of fiscal year 2010. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2010. The pro forma financial information for the three month period ended July 3, 2009 includes the business combination accounting effect on historical WildBlue revenue, elimination of the historical ViaSat revenues and related costs of revenues derived from sales of CPE units to WildBlue, amortization and depreciation charges from acquired intangible and tangible assets, the difference between WildBlue’s and ViaSat’s historical

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
interest expense/interest income due to ViaSat’s new capitalization structure as a result of the acquisition, related tax effects and adjustment to shares outstanding for shares issued for the acquisition.

Three Months Ended
(in thousands, except per share data)
July 3, 2009
Total revenues	$203,092

Net income attributable to ViaSat, Inc.	$6,976

Basic net income per share attributable to ViaSat, Inc. common stockholders	$.20

Diluted net income per share attributable to ViaSat, Inc. common stockholders	$.19

Note 12 — Restructuring
     In the third quarter of fiscal year 2010, the Company initiated a post-acquisition restructuring plan related to the termination of certain duplicative employee positions upon the acquisition of WildBlue. Under the terms of the plan, the Company recorded restructuring charges of approximately $0.5 million as part of selling, general and administrative expenses within the satellite services segment during the first quarter of fiscal year 2011. As of July 2, 2010 and April 2, 2010, $0.7 million and $0.3 million, respectively, of restructuring charges remained unpaid and were recorded in accrued liabilities. During the first quarter of fiscal year 2011, the Company paid approximately $0.1 million of the outstanding restructuring liabilities. There was no restructuring plan or charges recorded during the first quarter of fiscal year 2010.
Note 13 — Segment Information
     The Company’s reporting segments, comprised of the government systems, commercial networks and satellite services segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s government systems segment develops and produces network-centric, IP-based secure government communications systems, products and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the commercial networks and satellite services segments. The Company’s commercial networks segment develops and produces a variety of advanced end-to-end satellite communication systems and ground networking equipment and products. The Company’s satellite services segment includes both the Company’s recently acquired WildBlue business (which provides wholesale and retail satellite-based broadband internet services in the United States) and the Company’s managed network services which complement the commercial networks segment by supporting the satellite communication systems of the Company’s enterprise and mobile broadband customers. The Company’s satellite services segment also includes the Company’s ViaSat-1 satellite-related activities. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     As discussed further in Note 2, included in the government systems segment operating profit for the three months ended July 2, 2010 is an $8.5 million forward loss recorded on a government satellite communications program.

	Three Months Ended
	July 2, 2010	July 3, 2009
	(In thousands)
Revenues
Government Systems	$88,845	$92,577
Commercial Networks	45,619	63,330
Satellite Services	57,540	2,501
Elimination of intersegment revenues	—	—

Total revenues	$192,004	$158,408

Operating profits (losses)
Government Systems	1,658	12,143
Commercial Networks	(1,170)	1,335
Satellite Services	11,461	(707)
Elimination of intersegment operating profits	—	—

Segment operating profit before corporate and amortization	11,949	12,771
Corporate	44	5
Amortization of acquired intangibles	(4,610)	(1,505)

Income from operations	$7,383	$11,271

     Amortization of acquired intangibles by segment for the three months ended July 2, 2010 and July 3, 2009 was as follows:

	Three Months Ended
	July 2, 2010	July 3, 2009
	(In thousands)
Government Systems	$269	$272
Commercial Networks	1,103	1,233
Satellite Services	3,238	—

Total amortization of intangibles	$4,610	$1,505

     Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. Segment assets as of July 2, 2010 and April 2, 2010 were as follows:

	July 2, 2010	April 2, 2010
	(In thousands)
Segment assets
Government Systems	$174,565	$168,703
Commercial Networks	131,329	146,990
Satellite Services	103,992	107,919

Total segment assets	409,886	423,612
Corporate assets	861,901	869,940

Total assets	$1,271,787	$1,293,552

     Net acquired intangible assets and goodwill included in segment assets as of July 2, 2010 and April 2, 2010 were as follows:

	Net Acquired Intangible
	Assets		Goodwill
	July 2, 2010	April 2, 2010	July 2, 2010	April 2, 20010
	(In thousands)
Government Systems	$1,439	$1,708	$22,161	$22,161
Commercial Networks	8,286	9,389	43,449	43,461
Satellite Services	75,054	78,292	9,402	9,402

Total	$84,779	$89,389	$75,012	$75,024

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Revenue information by geographic area for the three months ended July 2, 2010 and July 3, 2009 was as follows:

	Three Months Ended
	July 2, 2010	July 3, 2009
	(In thousands)
United States	$161,165	$126,042
Europe, Middle East and Africa	20,614	23,387
Asia, Pacific	6,833	6,402
North America other than United States	1,322	1,211
Latin America	2,070	1,366

	$192,004	$158,408

     The Company distinguishes revenues from external customers by geographic area based on customer location.
     The net book value of long-lived assets located outside the United States was $4.7 million and $4.4 million at July 2, 2010 and April 2, 2010, respectively.
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
     In January 2008, the Company entered into a satellite construction contract with SS/L under which the Company purchased a new high-capacity Ka-band spot-beam satellite (ViaSat-1) designed by the Company and currently under construction by SS/L for approximately $209.1 million, subject to purchase price adjustments based on satellite performance. In addition, the Company entered into a beam sharing agreement with Loral, whereby Loral is responsible for contributing 15% of the total costs (estimated at approximately $57.6 million) associated with the ViaSat-1 satellite project. The Company’s purchase of the ViaSat-1 satellite from SS/L was approved by the disinterested members of the Company’s Board of Directors, after a determination by the disinterested members of the Company’s Board that the terms and conditions of the purchase were fair to and in the best interests of the Company and its stockholders.
     During the three months ended July 2, 2010 and July 3, 2009, under the satellite construction contract, the Company paid $10.6 million and $23.3 million, respectively, to SS/L and had $3.8 million payable to SS/L as of each of July 2, 2010 and April 2, 2010. During the three months ended July 2, 2010, the Company also received $3.8 million from SS/L under the beam sharing agreement with Loral. There was no cash received from SS/L for the three months ended July 3, 2009. Accounts receivable due from SS/L under the beam sharing agreement with Loral were $2.1 million and $3.8 million as of July 2, 2010 and April 2, 2010, respectively.
     From time to time the Company enters into various contracts in the ordinary course of business with SS/L and Telesat Canada. The Company recognized approximately $0.1 million of revenue related to Telesat Canada during the three months ended July 2, 2010 and July 3, 2009. Accounts receivable due from Telesat Canada as of July 2, 2010 and April 2, 2010 were $0.3 million and $0.9 million, respectively. The Company also recognized $2.8 million of expense related to Telesat Canada during the three months ended July 2, 2010 and no material amounts during the three months ended July 3, 2009. Collections in excess of revenues and deferred revenues related to a contract with SS/L was $3.8 million and $0.8 million as of July 2, 2010 and April 2, 2010, respectively. All other amounts related to SS/L, excluding activities under the ViaSat-1 related satellite contracts, were not material.
Note 15 — Financial Statements of Parent and Subsidiary Guarantors
     On October 22, 2009, the Company issued $275.0 million in principal amount of Notes in a private placement to institutional buyers. The Notes are jointly and severally guaranteed on a full and unconditional basis by each of the Company’s existing and future subsidiaries (the Guarantor Subsidiaries) that guarantee the Credit Facility. The indenture governing the Notes limits, among other things, the Company’s and its restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
otherwise dispose of assets; enter into transactions with affiliates; reduce the Company’s satellite insurance; and consolidate or merge with, or sell substantially all of their assets to, another person.
     The following supplemental financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of operations and statements of cash flows for the Company (as “Issuing Parent Company”), the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Company and subsidiaries as of July 2, 2010 and April 2, 2010 and for the three months ended July 2, 2010 and July 3, 2009.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet as of July 2, 2010

				Consolidation and
	Issuing Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$42,306	$7,480	$7,545	$—	$57,331
Accounts receivable, net	148,498	9,377	3,933	—	161,808
Inventories	79,904	7,347	1,215	—	88,466
Deferred income taxes	16,480	866	—	—	17,346
Prepaid expenses and other current assets	18,483	2,816	866	—	22,165

Total current assets	305,671	27,886	13,559	—	347,116

Satellites, net	237,319	278,883	—	—	516,202
Property and equipment, net	74,948	82,420	7,469	(984)	163,853
Other acquired intangible assets, net	9,616	75,054	109	—	84,779
Goodwill	63,940	9,279	1,793	—	75,012
Investments in subsidiaries and intercompany receivables	516,494	2,135	7,573	(526,202)	—
Other assets	65,143	19,071	611	—	84,825

Total assets	$1,273,131	$494,728	$31,114	$(527,186)	$1,271,787

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$66,980	$5,684	$562	$—	$73,226
Accrued liabilities	78,035	17,721	2,012	—	97,768

Total current liabilities	145,015	23,405	2,574	—	170,994

Line of credit	30,000	—	—	—	30,000
Long-term debt, net	271,924	—	—	—	271,924
Intercompany payables	38,999	—	15,355	(54,354)	—
Other liabilities	17,138	8,255	45	—	25,438

Total liabilities	503,076	31,660	17,974	(54,354)	498,356

Equity:
ViaSat, Inc. stockholders’ equity
Total ViaSat, Inc. stockholders’ equity	770,055	463,068	13,140	(476,716)	769,547
Noncontrolling interest in subsidiary	—	—	—	3,884	3,884

Total equity	770,055	463,068	13,140	(472,832)	773,431

Total liabilities and equity	$1,273,131	$494,728	$31,114	$(527,186)	$1,271,787

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Operations for the Three Months Ended July 2, 2010

				Consolidation and
	Issuing Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)
Revenues:
Product revenues	$125,141	$551	$1,342	$(2,032)	$125,002
Service revenues	11,222	53,543	2,655	(418)	67,002

Total revenues	136,363	54,094	3,997	(2,450)	192,004

Operating expenses:
Cost of product revenues	95,288	475	944	(1,993)	94,714
Cost of service revenues	8,004	29,681	1,765	(388)	39,062
Selling, general and administrative	25,561	12,478	882	—	38,921
Independent research and development	7,261	—	53	—	7,314
Amortization of acquired intangible assets	1,260	3,238	112	—	4,610

(Loss) income from operations	(1,011)	8,222	241	(69)	7,383

Other income (expense):
Interest income	225	—	3	(89)	139
Interest expense	(2,141)	—	(89)	89	(2,141)

(Loss) income before income taxes	(2,927)	8,222	155	(69)	5,381

(Benefit) provision for income taxes	(1,544)	3,309	216	—	1,981
Equity in net income of consolidated subsidiaries	4,713	—	—	(4,713)	—

Net income (loss)	3,330	4,913	(61)	(4,782)	3,400
Less: Net income attributable to noncontrolling interest, net of tax	—	—	—	139	139

Net income (loss) attributable to ViaSat, Inc.	$3,330	$4,913	$(61)	$(4,921)	$3,261

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Operations for the Three Months Ended July 3, 2009

				Consolidation
	Issuing		Non-	and
	Parent	Guarantor	Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)
Revenues:
Product revenues	$148,380	$—	$1,257	$(236)	$149,401
Service revenues	7,149	—	1,858	—	9,007

Total revenues	155,529	—	3,115	(236)	158,408

Operating expenses:
Cost of product revenues	104,542	—	1,247	(217)	105,572
Cost of service revenues	4,600	—	1,541	—	6,141
Selling, general and administrative	26,348	—	568	—	26,916
Independent research and development	6,896	—	107	—	7,003
Amortization of acquired intangible assets	1,400	—	105	—	1,505

Income (loss) from operations	11,743	—	(453)	(19)	11,271

Other income (expense):
Interest income	95	—	2	—	97
Interest expense	(179)	—	—	—	(179)

Income (loss) before income taxes	11,659	—	(451)	(19)	11,189

Provision for income taxes	2,854	—	43	—	2,897
Equity in net loss of consolidated subsidiaries	(517)	—	—	517	—

Net income (loss)	8,288	—	(494)	498	8,292
Less: Net income attributable to noncontrolling interest, net of tax	—	—	—	23	23

Net income (loss) attributable to ViaSat, Inc.	$8,288	$—	$(494)	$475	$8,269

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended July 2, 2010

				Consolidation
				and
	Issuing Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$7,153	$31,192	$416	$(83)	$38,678

Cash flows from investing activities:
Purchase of property, equipment and satellites	(32,065)	(8,601)	(723)	83	(41,306)
Cash paid for patents, licenses and other assets	(3,851)	—	—	—	(3,851)
Long-term intercompany notes and investments	(1,046)	100	(148)	1,094	—

Net cash used in investing activities	(36,962)	(8,501)	(871)	1,177	(45,157)
Cash flows from financing activities:
Payments on line of credit	(30,000)	—	—	—	(30,000)
Proceeds from issuance of common stock under equity plans	6,198	—	—	—	6,198
Purchase of common stock in treasury	(1,816)	—	—	—	(1,816)
Intercompany long-term financing	31,475	(31,427)	1,046	(1,094)	—

Net cash provided by (used in) financing activities	5,857	(31,427)	1,046	(1,094)	(25,618)
Effect of exchange rate changes on cash	—	—	(203)	—	(203)

Net (decrease) increase in cash and cash equivalents	(23,952)	(8,736)	388	—	(32,300)
Cash and cash equivalents at beginning of period	66,258	16,216	7,157	—	89,631

Cash and cash equivalents at end of period	$42,306	$7,480	$7,545	$—	$57,331

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended July 3, 2009

				Consolidation
				and
	Issuing Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash used in operating activities	$(4,258)	$—	$(911)	$—	$(5,169)

Cash flows from investing activities:
Purchase of property, equipment and satellites	(31,646)	—	(88)	—	(31,734)
Cash paid for patents, licenses and other assets	(3,011)	—	4	—	(3,007)
Long-term intercompany notes and investments	(456)	—	203	253	—

Net cash (used in) provided by investing activities	(35,113)	—	119	253	(34,741)
Cash flows from financing activities:
Proceeds from line of credit borrowings	80,000	—	—	—	80,000
Payment of debt issuance costs	(2,339)	—	—	—	(2,339)
Proceeds from issuance of common stock under equity plans	3,651	—	—	—	3,651
Purchase of common stock in treasury	(1,272)	—	—	—	(1,272)
Incremental tax benefits from stock-based compensation	400	—	—	—	400
Intercompany long-term financing	(203)	—	456	(253)	—

Net cash provided by financing activities	80,237	—	456	(253)	80,440
Effect of exchange rate changes on cash	—	—	251	—	251

Net increase (decrease) in cash and cash equivalents	40,866	—	(85)	—	40,781
Cash and cash equivalents at beginning of period	57,830	—	5,661	—	63,491

Cash and cash equivalents at end of period	$98,696	$—	$5,576	$—	$104,272

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 16 — Subsequent Events
     On July 8, 2010, the Company completed the acquisition of all outstanding shares of the parent company of Stonewood Group Limited (Stonewood). Stonewood is a leader in the design, manufacture and delivery of data at rest encryption products and services. Stonewood products are used to encrypt data on computer hard drives so that a lost or stolen laptop does not result in the compromise of classified information or the loss of intellectual property which will enhance the Company’s current encryption security offerings within the Company’s information assurance products. The preliminary purchase price of approximately $19.5 million was comprised of $4.6 million related to the fair value of 144,962 shares of the Company’s common stock issued at the closing date and $14.9 million in cash consideration. The preliminary allocation of the purchase price will be based on the fair value of assets acquired and liabilities assumed as of July 8, 2010, the date the acquisition was completed. Due to the limited time since the acquisition date, the initial accounting for the business combination, which is dependent upon valuations and other studies, has not been completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future growth and revenues from our products; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 2, 2010, elsewhere in this report and our other filings with the Securities and Exchange Commission (SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
Company Overview
     We are a leading provider of advanced satellite and wireless communications and secure networking systems, products and services. We have leveraged our success developing complex satellite communication systems and equipment for the U.S. government and select commercial customers to develop end-to-end satellite network solutions for a wide array of applications and customers. Our product and systems offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that our portfolio of products, combined with our ability to effectively cross-deploy technologies between government and commercial segments and across different geographic markets, provides us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies. Our customers, including the U.S. government, leading aerospace and defense prime contractors, network integrators and communications service providers, rely on our solutions to meet their complex communications and networking requirements. In addition, following our recent acquisition of WildBlue Holding, Inc. (WildBlue), we are a leading provider of satellite broadband internet services in the United States. ViaSat was incorporated in California in 1986, and reincorporated as a Delaware corporation in 1996.
     On December 15, 2009, we consummated our acquisition of WildBlue, a leading Ka-band satellite broadband internet service provider. In connection with the acquisition, we paid approximately $442.7 million in cash and issued approximately 4.29 million shares of ViaSat common stock to WildBlue equity and debt holders (the WildBlue Investors). ViaSat retained approximately $64.7 million of WildBlue’s cash on hand. To finance in part the cash payment made to the WildBlue Investors, in October 2009 we issued $275.0 million in aggregate principal amount of 8.875% Senior Notes due 2016 (the Notes) and, in December 2009, we borrowed $140.0 million under our revolving credit facility (the Credit Facility), which was subsequently paid down to $30.0 million as of July 2, 2010. During fiscal year 2010, we increased the amount of our revolving line of credit under the Credit Facility from $85.0 million to $275.0 million.
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
     The primary products and services of our government systems segment include:

•	Tactical data links, including Multifunctional Information Distribution System (MIDS) terminals for military fighter jets, and their successor, MIDS Joint Tactical Radio System (MIDS JTRS) terminals (which were approved for low-rate initial production in 2010), “disposable” weapon data links, portable small tactical terminals and digital video data links for intelligence, surveillance and reconnaissance from Unmanned Aerial Vehicles (UAVs) and ground systems.

•	Information assurance products that enable military and government users to communicate information securely over networks, and that secure data stored on computers and storage devices.

•	Government satellite communication systems, including an array of portable and fixed broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands.
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
     Our satellite communication systems and ground networking equipment and products cater to a wide range of domestic and international commercial customers and include:
•	Consumer broadband, including next-generation satellite network infrastructure and ground terminals to access high capacity satellites.

•	Antenna systems for terrestrial and satellite applications, specializing in geospatial imagery, mobile satellite communication, Ka-band gateways, and other multi-band antennas.

•	Enterprise Very Small Aperture Terminal (VSAT) networks and products, designed to provide enterprises with broadband access to the internet or private networks.

•	Mobile broadband satellite communication systems, designed for use in aircraft, seagoing vessels and high-speed trains.

•	Satellite networking systems design and technology development, including design and technology services covering all aspects of satellite communication system architecture and technology.
Satellite Services
     Our satellite services segment complements our commercial networks segment by providing wholesale and retail satellite-based broadband internet services in the United States via our satellite and capacity agreements, as well as managed network services for the satellite communication systems of our consumer, enterprise and mobile broadband customers.
     The primary services offered by our satellite services segment comprise:
•	Wholesale and retail broadband services, comprised of WildBlue® service, which provides two-way satellite-based broadband internet access to consumers and small businesses in the United States. As of July 2, 2010, we provided WildBlue service to approximately 415,000 subscribers. In addition, following the launch of ViaSat-1, we expect to provide wholesale and retail broadband service via ViaSat-1 in the United States at speeds and volumes that provide a broadband experience that is comparable to or better than terrestrial broadband alternatives such as cable modems and DSL connections. We expect this service to become available in mid 2011. We plan to offer wholesale broadband services via ViaSat-1 to national and regional distribution partners, including retail service providers and communications companies. We plan to offer our retail service via ViaSat-1 through WildBlue.

•	Mobile broadband services, comprised of global network management services for customers who use our ArcLight®-based mobile satellite systems.

•	Managed broadband services, comprised of a full-service managed broadband service for everyday enterprise networking or backup protection for primary networks.
Sources of Revenues
     With respect to our government systems and commercial networks segments, to date, our ability to grow and maintain our revenues has depended on our ability to identify and target markets where the customer places a high priority on the technology solution, and our ability to obtain additional sizable contract awards. Due to the nature of this process, it is difficult to predict the probability and timing of obtaining awards in these markets.
     Our products in these segments are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts, which require us to provide products and services under a contract at a specified price, comprised approximately 94% and 89% of our total revenues for the three months ended July 2, 2010 and July 3, 2009, respectively. The remainder of our revenue for such periods was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).
     Historically, a significant portion of our revenues has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately $14.8 million or 8% and $30.2 million or 19% of our total revenues in the three months ended July 2, 2010 and July 3, 2009, respectively.
     We also incur independent research and development expenses, which are not directly funded by a third party. Independent research and development expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development programs. Independent research and development expenses were approximately 4% of total revenues during the three months ended July 2, 2010 and July 3, 2009. As a government contractor, we are able to recover a portion of our independent research and development expenses pursuant to our government contracts.
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
     We believe we have established appropriate systems and processes to enable us to reasonably estimate future cost on our programs through regular quarterly evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, as discussed below with respect to a government satellite communication program, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of July 2, 2010 would change our income before income taxes by approximately $0.4 million.
     In June 2010, we performed extensive integration testing of numerous system components that had been separately developed as part of a government satellite communication program. As a result of this testing and subsequent internal reviews and analyses, we determined that significant additional rework was required in order to complete the program requirements and specifications and to prepare for a scheduled customer test in our fiscal second quarter. This additional rework and engineering effort resulted in a substantial increase in estimated labor and material costs to complete the program. Accordingly, we recorded an additional forward loss of $8.5 million in the three months ended July 2, 2010 related to this estimate of program costs. While we believe the additional forward loss is adequate to cover known risks to date and that steps taken to improve the program performance will be effective, the program is on going and our efforts and the end results must be satisfactory to the customer. We believe that our estimate of costs to complete the program is appropriate based on known information, but cannot provide absolute assurance that additional costs will not be incurred. Including this program, during the three months ended July 2, 2010 and July 3, 2009, we recorded losses of approximately $8.7 million and $1.4 million, respectively, related to loss contracts.
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
     We also enter into certain leasing arrangements with customers and evaluate the contracts in accordance with the authoritative guidance for leases (SFAS 13, “Leases” / ASC 840). Our accounting for equipment leases involves specific determinations under the authoritative guidance for leases, which often involve complex provisions and significant judgments. In accordance with the authoritative guidance for leases, we classify the transactions as sales type or operating leases based on (1) review for transfers of ownership of the property to the lessee by the end of the lease term, (2) review of the lease terms to determine if it contains an option to purchase the leased property for a price which is sufficiently lower than the expected fair value of the property at the date of the option, (3) review of the lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and (4) review of the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. Additionally, we consider the cancelability of the contract and any related uncertainty of collections or risk in recoverability of the lease investment at lease inception. Revenue from sales type leases is recognized at the inception of the lease or when the equipment has been delivered and installed at the customer site, if installation is required. Revenues from equipment rentals under operating leases are recognized as earned over the lease term, which is generally on a straight-line basis.
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
Stock-based compensation
     Under the authoritative guidance for share-based payments (SFAS 123, “Share-Based Payments” / ASC 718), stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense ratably over the employees’ requisite service period. We use the Black-Scholes model to estimate the fair value of stock-based awards at the grant date. The Black-Scholes model requires using judgment to estimate stock price volatility, the expected option life, the risk-free interest rate, and the dividend yield, which are used to calculate fair value. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. To the extent actual forfeitures differ significantly from our estimates, adjustments to compensation cost may be required in future periods.
Allowance for doubtful accounts
     We make estimates of the collectability of our accounts receivable based on historical bad debts, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debt allowances have been minimal; a contributing factor to this is that a significant portion of our sales has been to the U.S. government. Our accounts receivable balance was $161.8 million, net of allowance for doubtful accounts of $0.5 million, as of July 2, 2010, and our accounts receivable balance was $176.4 million, net of allowance for doubtful accounts of $0.5 million, as of April 2, 2010.
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

Goodwill
     We account for our goodwill under authoritative guidance for goodwill and other intangible assets (SFAS 142, “Goodwill and Other Intangible Assets” / ASC 350). The authoritative guidance for the goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. Reporting units within our government systems, commercial networks and satellite services segments have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value, if any, represents the amount of goodwill impairment. We test goodwill for impairment during the fourth quarter every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.
     We estimate the fair values of the reporting units using discounted cash flows and other indicators of fair value such as market comparable transactions, etc. We base the forecast of future cash flows on our best estimate of the future revenues and operating costs, which we derive primarily from existing firm orders, expected future orders, contracts with suppliers, labor agreements and general market conditions. Changes in these forecasts could cause a particular reporting unit to either pass or fail the first step in the authoritative guidance related to the goodwill impairment model, which could significantly influence whether a goodwill impairment needs to be recorded. We adjust the cash flow forecasts by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation. In applying the first step, which is identification of any impairment of goodwill, no impairment of goodwill has resulted.
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
Income taxes and valuation allowance on deferred tax assets
     Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with the authoritative guidance for income taxes (SFAS 109, “Accounting for Income Taxes” / ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our valuation allowance against deferred tax assets increased from $13.1 million at

April 2, 2010 to $13.2 million at July 2, 2010. The valuation allowance primarily relates to state net operating loss carryforwards and research credit carryforwards available to reduce state income taxes.
     Accruals for uncertain tax positions are provided for in accordance with the authoritative guidance for accounting for uncertainty in income taxes (Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” / ASC 740). Under the authoritative guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The authoritative guidance addresses the derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.
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
Results of Operations
     The following table presents, as a percentage of product, service or total revenues, income statement data for the periods indicated.

	Three Months Ended
	July 2, 2010	July 3, 2009
Revenues	100.0%	100.0%
Product revenues	65.1	94.3
Service revenues	34.9	5.7
Operating expenses:
Cost of product revenues	75.8	70.7
Cost of service revenues	58.3	68.2
Selling, general and administrative	20.3	17.0
Independent research and development	3.8	4.4
Amortization of acquired intangible assets	2.4	1.0

Income from operations	3.9	7.1
Income before income taxes	2.8	7.1
Net income	1.8	5.2
Net income attributable to ViaSat, Inc.	1.7	5.2
Three Months Ended July 2, 2010 vs. Three Months Ended July 3, 2009
Product revenues

	Three Months Ended		Dollar	Percentage
	July 2,	July 3,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Product revenues	$125.0	$149.4	$(24.4)	(16.3)%
Percentage of total revenues	65.1%	94.3%
     Product revenues decreased from $149.4 million to $125.0 million during the first quarter of fiscal year 2011 when compared to the same period last year. The decrease in product revenues was primarily due to lower product sales of $14.3 million in enterprise VSAT networks and products, $6.9 million in consumer broadband products, $5.3 million in satellite networking technology development programs, $5.4 million in information assurance products and $4.0 million in tactical data link products, offset by higher product sales of $8.8 million in antenna systems products and $2.7 million spread across various other defense and commercial products.

Service revenues

	Three Months Ended		Dollar	Percentage
	July 2,	July 3,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Service revenues	$67.0	$9.0	$58.0	643.9%
Percentage of total revenues	34.9%	5.7%
     Service revenues increased from $9.0 million to $67.0 million during the first quarter of fiscal year 2011 when compared to the first quarter of fiscal year 2010 primarily due to the acquisition of WildBlue in December 2009, which contributed $53.5 million of service revenues in the first quarter of fiscal year 2011. The remainder of the service revenue increase was primarily driven by growth of approximately $3.5 million from our government satellite communication systems service sales and growth in our mobile broadband service revenues.
Cost of product revenues

	Three Months Ended		Dollar	Percentage
	July 2,	July 3,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Cost of product revenues	$94.7	$105.6	$(10.9)	(10.3)%
Percentage of product revenues	75.8%	70.7%
     Cost of product revenues decreased from $105.6 million to $94.7 million during the first quarter of fiscal year 2011 when compared to the first quarter of fiscal year 2010 primarily due to decreased product revenues, which caused a decrease of approximately $17.2 million in cost of product revenues (on a constant margin basis), offset by an increase in cost of product revenues of $8.5 million due to an additional program forward loss in our government systems segment recorded on a government satellite communication program, as discussed below.
     In June 2010, we performed extensive integration testing of numerous system components that had been separately developed as part of a government satellite communication program. As a result of this testing and subsequent internal reviews and analyses, we determined that significant additional rework was required in order to complete the program requirements and specifications and to prepare for a scheduled customer test in our fiscal second quarter. This additional rework and engineering effort resulted in a substantial increase in estimated labor and material costs to complete the program. Accordingly, we recorded an additional forward loss of $8.5 million in the three months ended July 2, 2010 related to this estimate of program costs. While we believe the additional forward loss is adequate to cover known risks to date and that steps taken to improve the program performance will be effective, the program is on going and our efforts and the end results must be satisfactory to the customer. We believe that our estimate of costs to complete the program is appropriate based on known information, but cannot provide absolute assurance that additional costs will not be incurred.
     Cost of product revenues may fluctuate in future periods depending on the mix of products sold, competition, new product introduction costs and other factors.
Cost of service revenues

	Three Months Ended		Dollar	Percentage
	July 2,	July 3,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Cost of service revenues	$39.1	$6.1	$32.9	536.1%
Percentage of service revenues	58.3%	68.2%
     Cost of service revenues increased from $6.1 million to $39.1 million during the first quarter of fiscal year 2011 when compared to the first quarter of fiscal year 2010 primarily due to the service revenue increase resulting from the acquisition of WildBlue in December 2009. The remainder of the increase in cost of service revenues was primarily driven by service revenue increases from our government satellite communication systems services and our mobile broadband services. Cost of service revenues may fluctuate in future periods depending on the mix of services provided, competition, new service introduction costs and other factors.
Selling, general and administrative expenses

	Three Months Ended		Dollar	Percentage
	July 2,	July 3,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Selling, general and administrative	$38.9	$26.9	$12.0	44.6%
Percentage of total revenues	20.3%	17.0%
     The increase in selling, general and administrative (SG&A) expenses of $12.0 million in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010 was primarily attributable to $12.1 million in SG&A attributable to WildBlue in the first quarter of fiscal year 2011 of which $0.5 million related to additional post-acquisition charges recorded for restructuring costs related to terminated employees. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government, commercial and satellite service sales opportunities.
Independent research and development

	Three Months Ended		Dollar	Percentage
	July 2,	July 3,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Independent research and development	$7.3	$7.0	$0.3	4.4%
Percentage of total revenues	3.8%	4.4%
     The slight increase in independent, research and development (IR&D) expenses of approximately $0.3 million in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010 reflected an increase in the commercial networks segment of $1.2 million, principally related to development of next-generation consumer broadband products, offset by a decrease in the government systems segment of approximately $1.0 million.
Amortization of acquired intangible assets
     We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from eight months to ten years. The increase in amortization was primarily due to the amortization of approximately $3.2 million related to the new intangibles acquired as a result of the WildBlue acquisition in December 2009, offset partially by a decrease in amortization due to the fact that certain acquired technology intangibles in our commercial networks segment became fully amortized over the preceding twelve-months. Current and expected amortization expense for each of the following periods is as follows:

Amortization
(In thousands)
For the three months ended July 2, 2010	$4,610

Expected for the remainder of fiscal year 2011	$13,197
Expected for fiscal year 2012	16,551
Expected for fiscal year 2013	13,446
Expected for fiscal year 2014	11,705
Expected for fiscal year 2015	11,628
Thereafter	18,252

$84,779

Interest income
     Interest income in the three months ended July 2, 2010 compared to the three months ended July 3, 2009 remained relatively flat as we experienced similar average interest rates on our investments and slightly higher average invested cash balances during the first quarter of fiscal year 2011 when compared to the same period last fiscal year.
Interest expense
     The increase in interest expense from the first quarter of fiscal year 2010 to the first quarter of fiscal year 2011 of $2.0 million was primarily due to the interest expense incurred during the three months ended July 2, 2010 on the Notes, which were issued during the third quarter of fiscal year 2010, and to interest expense incurred under the Credit Facility which had higher average outstanding balances during the first quarter of fiscal year 2011 when compared to first quarter of fiscal year 2010. Interest expense is net of capitalized interest of $6.0 million for the three months ended July 2, 2010. No interest was capitalized for the three months ended July 3, 2009.

Provision for income taxes
     Our effective tax rate for the three months ended July 2, 2010 was approximately 36.8%, which approximates the 37.4% estimated annual effective tax rate for fiscal year 2011, compared to an effective tax rate of 25.9% for the three months ended July 3, 2009, which reflected the December 31, 2009 expiration of the federal research and development tax credit. With the expiration of the federal research and development tax credit at December 31, 2009, our estimated annual effective tax rate of approximately 37.4% for fiscal year 2011 does not include the benefit of the federal research and development tax credit. If the federal research and development tax credit is reinstated, we may have a lower annual effective tax rate for fiscal year 2011 and the amount of any such tax rate reduction will depend on the effective date of any such reinstatement, the terms of the reinstatement as well as the amount of eligible research and development expenses in the reinstated period.
Segment Results for the Three Months Ended July 2, 2010 vs. Three Months Ended July 3, 2009
Government systems segment
Revenues

	Three Months Ended		Dollar	Percentage
	July 2,	July 3,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Revenues	$88.8	$92.6	$(3.7)	(4.0)%
     The revenue decrease in our government systems segment in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010 was primarily attributable to lower revenues of $5.4 million in information assurance products and $3.6 million in tactical data link products and services, offset by higher sales of $4.4 million in our government satellite communication systems.
Segment operating profit

	Three Months Ended		Dollar	Percentage
	July 2,	July 3,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Operating profit	$1.7	$12.1	$(10.5)	(86.3)%
Percentage of segment revenue	1.9%	13.1%
     The decrease in our government systems segment operating profit of $10.5 million during the first quarter of fiscal year 2011 when compared to the first quarter of fiscal year 2010 was primarily due to decreased revenues coupled with lower product contributions, resulting in higher cost of revenues, mainly related to the $8.5 million forward loss recorded on a government satellite communication program in the first quarter of fiscal year 2011 as discussed below, as well as an increase in selling, support and new business proposal costs of approximately $2.3 million.
     In June 2010, we performed extensive integration testing of numerous system components that had been separately developed as part of a government satellite communication program. As a result of this testing and subsequent internal reviews and analyses, we determined that significant additional rework was required in order to complete the program requirements and specifications and to prepare for a scheduled customer test in our fiscal second quarter. This additional rework and engineering effort resulted in a substantial increase in estimated labor and material costs to complete the program. Accordingly, we recorded an additional forward loss of $8.5 million in the three months ended July 2, 2010 related to this estimate of program costs. While we believe the additional forward loss is adequate to cover known risks to date and that steps taken to improve the program performance will be effective, the program is on going and our efforts and the end results must be satisfactory to the customer. We believe that our estimate of costs to complete the program is appropriate based on known information, but cannot provide absolute assurance that additional costs will not be incurred.
Commercial networks segment
Revenues

	Three Months Ended		Dollar	Percentage
	July 2,	July 3,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Revenues	$45.6	$63.3	$(17.7)	(28.0)%
     The decrease in commercial networks segment revenue in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010 of approximately $17.7 million was primarily attributable to decreases in revenues of $14.6 million from our enterprise VSAT networks products and services, $7.5 million from our consumer broadband products and services and $5.0 million from our satellite networking technology development programs, offset by an increase in revenues of $8.8 million from our antenna systems products and services.

Segment operating (loss) profit

	Three Months Ended		Dollar	Percentage
	July 2,	July 3,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Operating (loss) profit	$(1.2)	$1.3	$(2.5)	(187.6)%
Percentage of segment revenues	(2.6)%	2.1%
     Our commercial networks segment results yielded an operating loss in the first quarter of fiscal year 2011 compared to an operating profit in the same period last fiscal year. This change was primarily due to lower earnings contributions of approximately $3.6 million from lower revenues and an increase in IR&D costs of approximately $1.2 million, which was partly offset by a decrease in selling, support and new business proposal costs of approximately $2.3 million.
Satellite services segment
Revenues

	Three Months Ended		Dollar	Percentage
	July 2,	July 3,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Revenues	$57.5	$2.5	$55.0	2,200.7%
     The increase in satellite services segment revenue in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010 of approximately $55.0 million was primarily attributable to the acquisition of WildBlue in December 2009, which contributed $53.5 million of revenues in our satellite services segment in the first quarter of fiscal year 2011. The remainder of the revenue increase in our satellite services segment was primarily driven by growth in our mobile broadband services revenues.
Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
	July 2,	July 3,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Operating profit (loss)	$11.5	$(0.7)	$12.2	1,721.1%
Percentage of segment revenues	19.9%	(28.3)%
     Our satellite services segment generated an operating profit in the first quarter of fiscal year 2011 compared an operating loss in the same period last fiscal year. This change was primarily attributable to the acquisition of WildBlue in December 2009. We also experienced a slight improvement in margins in mobile broadband services.

Backlog
     As reflected in the table below, both firm and funded backlog decreased during the first three months of fiscal year 2011. The decrease in firm and funded backlog was primarily due to the delay in expected contract awards shifting to the latter part of fiscal year 2011.

	July 2, 2010	April 2, 2010
	(In millions)
Firm backlog
Government Systems segment	$201.7	$217.8
Commercial Networks segment	262.4	283.5
Satellite Services segment	25.7	27.5

Total	$489.8	$528.8

Funded backlog
Government Systems segment	$187.1	$210.0
Commercial Networks segment	262.4	283.5
Satellite Services segment	25.7	27.5

Total	$475.2	$521.0

Contract options	$27.2	$27.3

     The firm backlog does not include contract options. Of the $489.8 million in firm backlog, approximately $257.5 million is expected to be delivered during the remaining nine months of fiscal year 2011, and the balance is expected to be delivered in fiscal year 2012 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.
     Our total new awards were $152.9 million in the three months ended July 2, 2010 compared to $120.6 million for the three months ended July 3, 2009.
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
Liquidity and Capital Resources
Overview
     We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing and equity financing. The general cash needs of our government systems, commercial networks and satellite services segments can vary significantly and depend on the type and mix of contracts in backlog (i.e., product or service, development or production, and timing of payments), the quality of the customer (i.e., government or commercial, domestic or international), the duration of the contract and the timing of payment of capital expenditures (e.g., milestones under our satellite construction and launch contracts). In addition, primarily within our government systems and commercial networks segments, program performance significantly impacts the timing and amount of cash flows. If a program is performing and meeting its contractual requirements, then the cash flow requirements are usually lower. The cash needs of the government systems segment tend to be more a function of the type of contract rather than customer quality. Also, U.S. government procurement regulations tend to restrict the timing of cash payments on the contract. In the commercial networks and satellite services segments, our cash needs are driven primarily by the quality of the customer and the type of contract. The quality of the customer can affect the specific contract cash flow and whether financing instruments are required by the customer. In addition, the commercial networks and satellite services financing environments tend to provide for more flexible payment terms with customers, including advance payments.
     Cash provided by operating activities for the first three months of fiscal year 2011 was $38.7 million as compared to cash used by operating activities of $5.2 million for the first three months of fiscal year 2010. This $43.8 million increase in cash provided by operating activities was primarily attributable to a year-over-year net decrease in cash used for net operating assets of $25.1 million and $18.7 million generated from operating results (net income adjusted for depreciation and amortization) and other non-cash charges. The net operating asset decrease was predominantly due to a decrease in our combined billed and unbilled accounts receivable, net, which decreased by approximately $14.5 million from April 2, 2010, primarily in our commercial networks segment due to collection and timing of certain milestones.
     Cash used in investing activities in the first three months of fiscal year 2011 was $45.2 million as compared to $34.7 million for the first three months of fiscal year 2010. This $10.4 million increase in cash used in investing activities was primarily related to an increase of approximately $14.6 million in capital expenditures for new CPE units and other general purpose equipment, offset by a decrease of approximately $5.0 million in payments for the construction of ViaSat-1.
     Cash used in financing activities for the first three months of fiscal year 2011 was $25.6 million as compared to cash provided by financing activities of $80.4 million for the first three months of fiscal year 2010. This $106.1 million increase in cash outflow was primarily related to the $30.0 million repayment under our Credit Facility during the first quarter of fiscal year 2011 compared to $77.7 million in proceeds, net of issuance costs, received from borrowings under our Credit facility during the same period last fiscal year. In addition, cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, offset by the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.
Satellite-related activities
     In January 2008, we entered into several agreements with Space Systems/Loral, Inc. (SS/L), Loral Space & Communications, Inc. (Loral) and Telesat Canada related to our anticipated high-capacity satellite system. Under the satellite construction contract with SS/L, we purchased ViaSat-1, a new high-capacity Ka-band spot-beam satellite designed by us and currently under construction by SS/L for approximately $209.1 million, subject to purchase price adjustments based on satellite performance. The total cost of the satellite is $246.0 million, but, as part of the satellite purchase arrangements, Loral executed a separate contract with SS/L whereby Loral is purchasing the Canadian beams on the ViaSat-1 satellite for approximately $36.9 million (15% of the total satellite cost). We have entered into a beam sharing agreement with Loral, whereby Loral has agreed to reimburse us for 15% of the total costs associated with launch and launch insurance, which is estimated to be approximately $22.5 million, and in-orbit insurance and satellite operating costs post launch.
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
     On May 7, 2009, we entered into an Amended and Restated Launch Services Agreement with Arianespace whereby Arianespace has agreed to perform certain launch services to maintain the launch capability for ViaSat-1, should the need arise, or for launch services of a future ViaSat satellite launch prior to December 2015. This amendment and restatement also provides for certain cost adjustments depending on fluctuations in foreign currencies, mass of the satellite launched and launch period timing.
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
     In connection with the private placement of the Notes, we entered into a registration rights agreement with the initial purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the Notes. We agreed to use commercially reasonable efforts to consummate an exchange offer within 365 days after the issuance of the Notes or, under certain circumstances, to prepare and file a shelf registration statement to cover the resale of the Notes. If we did not comply with certain of our obligations under the registration rights agreement, the registration rights agreement provided that additional interest would accrue on the principal amount of the Notes at a rate of 0.25% per annum during the 90-day period immediately following such default and would increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event would the penalty rate exceed 1.00% per annum. In accordance with the registration rights agreement, we consummated the exchange offer on May 24, 2010. Accordingly, we have no obligation to pay additional interest on the Notes under the registration rights agreement.

Credit Facility and liquidity
     We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities. At July 2, 2010, we had $57.3 million in cash and cash equivalents, $176.1 million in working capital and $30.0 million in principal amount of outstanding borrowings under our Credit Facility. At April 2, 2010, we had $89.6 million in cash and cash equivalents, $214.5 million in working capital and $60.0 million in principal amount of outstanding borrowings under our Credit Facility. Our cash and cash equivalents are held in accounts managed by third party financial institutions. To date, we have experienced no loss of access to our cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
     The Credit Facility, as amended, provides a revolving line of credit of $275.0 million (including up to $35.0 million of letters of credit), which matures on July 1, 2012. Borrowings under the Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, Eurodollar rate plus 1.00% or the administrative agent’s prime rate as announced from time to time, or (2) at the Eurodollar rate plus, in the case of each of (1) and (2), an applicable margin that is based on the ratio of our debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At July 2, 2010, the effective interest rate on our outstanding borrowings under the Credit Facility was 4.35%. We have capitalized certain amounts of interest expense on our Credit Facility in connection with the construction of ViaSat-1 and other assets. The Credit Facility is guaranteed by certain of our domestic subsidiaries and collateralized by substantially all of our respective assets.
     At July 2, 2010 we had $30.0 million in principal amount of outstanding borrowings under the Credit Facility and $13.6 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility of $231.4 million. At April 2, 2010, we had $60.0 million in principal amount of outstanding borrowings under the Credit Facility and $12.9 million outstanding under standby letter of credit.
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
     On March 31, 2010, we and certain WildBlue Investors completed the sale of an aggregate of 6,900,000 shares of ViaSat common stock in an underwritten public offering, 3,173,962 of which were sold by us and 3,726,038 of which were sold by such WildBlue Investors. Our net proceeds from the offering were approximately $100.5 million. The shares sold by WildBlue Investors in the offering constituted shares of our common stock issued to such WildBlue Investors in connection with our acquisition of WildBlue. On April 1, 2010, we used $80.0 million of the net proceeds to repay outstanding borrowings under the Credit Facility. We expect to use the remaining net proceeds from the offering for general corporate purposes, which may include working capital, capital expenditures, financing costs related to the purchase, launch and operation of ViaSat-1 or any future satellite, or other potential acquisitions.
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

Subsequent event
     On July 8, 2010, we completed the acquisition of Stonewood Group Limited (Stonewood). Stonewood is a leader in the design, manufacture and delivery of data at rest encryption products and services. Stonewood products are used to encrypt data on computer hard drives so that a lost or stolen laptop does not result in the compromise of classified information or the loss of intellectual property. The preliminary purchase price of approximately $19.5 million was comprised of $4.6 million related to the fair value of 144,962 shares of ViaSat’s common stock issued at the closing date and $14.9 million in cash consideration.
Contractual Obligations
     The following table sets forth a summary of our obligations at July 2, 2010:

		For the
		Remainder of
		Fiscal Year	For the Fiscal Years Ending
(In thousands)	Total	2011	2012-2013	2014-2015	Thereafter
Operating leases and satellite capacity agreements	$143,457	$20,349	$46,087	$42,064	$34,957
The Notes (1)	426,522	18,304	48,813	48,813	310,592
Line of credit	30,000	—	30,000	—	—
Standby letters of credit	13,641	12,058	1,583	—	—
Purchase commitments including satellite-related agreements	465,786	175,969	67,288	138,408	84,121

Total	$1,079,406	$226,680	$193,771	$229,285	$429,670

(1)	Includes total interest payments on the Notes of $18.3 million for the remainder of fiscal year 2011, $48.8 million in fiscal 2012-2013, $48.8 million in fiscal 2014-2015 and $35.6 million thereafter.
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
     Our condensed consolidated balance sheets included $25.4 million and $24.4 million of “other liabilities” as of July 2, 2010 and April 2, 2010, respectively, which primarily consisted of our long-term warranty obligations, deferred lease credits, long-term portion of deferred revenue and long-term unrecognized tax position liabilities. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 10 of the notes to condensed consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 8 for a discussion of our product warranties.
Recent Authoritative Guidance
     In June 2009, the FASB issued authoritative guidance which amended the consolidation guidance applicable to variable interest entities SFAS 167, “Amendments to FASB Interpretation No. 46R” (SFAS 167). The authoritative guidance affects the overall consolidation analysis under the previous authoritative guidance for consolidation of variable interest entities (FIN 46R / ASC 810). We adopted this guidance in the first quarter of fiscal year 2011 without a material impact on our consolidated financial statements and disclosures.

     In October 2009, the FASB issued authoritative guidance for revenue recognition with multiple deliverables (EITF 08-1, “Revenue Arrangements with Multiple Deliverables”). This new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This guidance will be effective for us beginning in the first quarter of fiscal year 2012; however, early adoption is permitted. We are currently evaluating the impact that the authoritative guidance may have on our consolidated financial statements and disclosures.
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements at July 2, 2010 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our financial statements included in this Quarterly Report or in our Annual Report on Form 10-K for the year ended April 2, 2010.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
     Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, and short-term and long-term obligations, including the Credit Facility and the Notes. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. As of July 2, 2010, we had $30.0 million and $275.0 million in principal amount of outstanding borrowings under our Credit Facility and Notes, respectively, and we held no short-term investments. Our exposure to market risk for changes in interest rates relates primarily to borrowings under our Credit Facility, cash equivalents, short-term investments and short-term obligations, as our Notes bear interest at a fixed rate.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant portion of our cash balance in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Given recent declines in interest rates, our interest income has been and may continue to be negatively impacted. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by approximately $0.1 million. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.
     As of July 2, 2010, we had $30.0 million in principal amount of outstanding borrowings under our Credit Facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin that is based on the ratio of our debt to EBITDA. As of July 2, 2010, the effective interest rate on our outstanding borrowings under the Credit Facility was 4.35%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred prior to effects of capitalized interest and cash flow by approximately $0.2 million.
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
     As of July 2, 2010, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign currency forward contracts with a notional amount of $12.4 million had a fair value of less than $0.1 million and were recorded as a liability as of July 2, 2010. The fair value of these foreign currency forward contracts as of July 2, 2010 would have changed by approximately $1.2 million if the foreign currency forward rate for the Euro to the U.S. dollar on these foreign currency forward contracts had changed by 10%.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 2, 2010, the end of the period covered by this Quarterly Report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 2, 2010.
     During the period covered by this Quarterly Report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 2, 2010, which could materially affect our business, financial condition, liquidity or future results. There have been no material changes to these risk factors. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.
Item 6. Exhibits
     The Exhibit Index on page 50 is incorporated herein by reference as the list of exhibits required as part of this Quarterly Report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 11, 2010	VIASAT, INC.
/s/ Mark D. Dankberg
Mark D. Dankberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Ronald G. Wangerin
Ronald G. Wangerin
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1*	Form of Change in Control Severance Agreement between ViaSat, Inc. and each of its executive officers	10-Q	000-21767	10.1	8/4/2010

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase					X

101.LAB**	XBRL Taxonomy Extension Labels Linkbase					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase					X

*	Indicates management contact, compensatory plan or arrangement.

**	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are otherwise not subject to liability under these sections.