Form 10-Q
period 2010-10-01
VIASAT INC
filed 2010-11-10
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended October 1, 2010.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of November 2, 2010 was 41,058,479.

VIASAT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIASAT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	October 1, 2010	April 2, 2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$53,781	$89,631
Accounts receivable, net	171,944	176,351
Inventories	88,215	82,962
Deferred income taxes	17,346	17,346
Prepaid expenses and other current assets	23,583	28,857

Total current assets	354,869	395,147

Satellites, net	531,108	495,689
Property and equipment, net	189,129	155,804
Other acquired intangible assets, net	91,383	89,389
Goodwill	83,341	75,024
Other assets	83,821	82,499

Total assets	$1,333,651	$1,293,552

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$73,250	$78,355
Accrued liabilities	108,689	102,251
Current portion of other long-term debt	471	—

Total current liabilities	182,410	180,606

Senior Notes due 2016, net	272,048	271,801
Other long-term debt	47,233	60,000
Other liabilities	30,200	24,395

Total liabilities	531,891	536,802

Commitments and contingencies (Note 9)
Equity:
ViaSat, Inc. stockholders’ equity
Common stock	4	4
Paid-in capital	580,235	545,962
Retained earnings	229,654	218,607
Common stock held in treasury	(13,911)	(12,027)
Accumulated other comprehensive income	1,879	459

Total ViaSat, Inc. stockholders’ equity	797,861	753,005
Noncontrolling interest in subsidiary	3,899	3,745

Total equity	801,760	756,750

Total liabilities and equity	$1,333,651	$1,293,552

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
	(In thousands, except per share data)
Revenues:
Product revenues	$127,586	$151,342	$252,588	$300,743
Service revenues	70,303	9,324	137,305	18,331

Total revenues	197,889	160,666	389,893	319,074
Operating expenses:
Cost of product revenues	88,451	104,825	183,165	210,397
Cost of service revenues	41,697	6,831	80,759	12,972
Selling, general and administrative	41,952	28,927	80,873	55,843
Independent research and development	7,622	6,692	14,936	13,695
Amortization of acquired intangible assets	5,094	1,362	9,704	2,867

Income from operations	13,073	12,029	20,456	23,300

Other income (expense):
Interest income	63	101	202	198
Interest expense	(950)	(230)	(3,091)	(409)

Income before income taxes	12,186	11,900	17,567	23,089

Provision for income taxes	4,385	2,808	6,366	5,705

Net income	7,801	9,092	11,201	17,384
Less: Net income (loss) attributable to the noncontrolling interest, net of tax	15	(83)	154	(60)

Net income attributable to ViaSat, Inc.	$7,786	$9,175	$11,047	$17,444

Basic net income per share attributable to ViaSat, Inc. common stockholders	$.19	$.29	$.27	$.56
Diluted net income per share attributable to ViaSat, Inc. common stockholders	$.18	$.28	$.26	$.53

Shares used in computing basic net income per share	40,640	31,616	40,304	31,407
Shares used in computing diluted net income per share	42,717	33,047	42,466	32,916
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	October 1, 2010.	October 2, 2009
	(In thousands)
Cash flows from operating activities:
Net income	$11,201	$17,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,983	9,901
Amortization of intangible assets	9,720	2,902
Deferred income taxes	6,220	405
Stock-based compensation expense	8,313	5,094
Other non-cash adjustments	3,693	(372)
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	6,018	(42,544)
Inventories	(3,743)	(1,738)
Other assets	3,550	449
Accounts payable	(2,067)	(3,481)
Accrued liabilities	9,768	13,187
Other liabilities	2,430	(275)

Net cash provided by operating activities	96,086	912
Cash flows from investing activities:
Purchase of property, equipment and satellites	(109,518)	(55,784)
Payment related to acquisition of business, net of cash acquired	(13,456)	—
Cash paid for patents, licenses and other assets	(8,427)	(5,886)

Net cash used in investing activities	(131,401)	(61,670)
Cash flows from financing activities:
Payments on line of credit	(30,000)	—
Proceeds from line of credit borrowings	15,000	80,000
Payment of debt issuance costs	—	(2,869)
Proceeds from issuance of common stock under equity plans	16,234	4,399
Purchase of common stock in treasury	(1,884)	(1,299)
Incremental tax benefits from stock-based compensation	—	525

Net cash (used in) provided by financing activities	(650)	80,756
Effect of exchange rate changes on cash	115	395

Net (decrease) increase in cash and cash equivalents	(35,850)	20,393
Cash and cash equivalents at beginning of period	89,631	63,491

Cash and cash equivalents at end of period	$53,781	$83,884

Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$5,096	$5,090
Issuance of common stock in connection with acquisition	$4,630	$—
Equipment acquired under capital lease	$2,704	$—
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share data)

	ViaSat, Inc. Stockholders
							Accumulated
	Common Stock				Common Stock in Treasury		Other
	Number of		Paid-in	Retained	Number of		Comprehensive	Noncontrolling		Comprehensive
	Shares Issued	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interest	Total	Income
Balance at April 2, 2010	40,199,770	$4	$545,962	$218,607	(407,137)	$(12,027)	$459	$3,745	$756,750

Exercise of stock options	668,934	—	14,292	—	—	—	—	—	14,292

Issuance of stock under Employee Stock Purchase Plan	73,503	—	1,942	—	—	—	—	—	1,942

Stock-based compensation expense	—	—	8,313	—	—	—	—	—	8,313

Shares issued in settlement of certain accrued employee compensation liabilities	162,870	—	5,096	—	—	—	—	—	5,096

RSU awards vesting	159,235	—	—	—	—	—	—	—	—

Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(58,380)	(1,884)	—	—	(1,884)
Shares issued in connection with acquisition of business, net of issuance costs	144,962	—	4,630	—	—	—	—	—	4,630

Net income	—	—	—	11,047	—	—	—	154	11,201	$11,201

Hedging transactions, net of tax	—	—	—	—	—	—	280	—	280	280

Foreign currency translation, net of tax	—	—	—	—	—	—	1,140	—	1,140	1,140

Comprehensive income										$12,621

Balance at October 1, 2010	41,409,274	$4	$580,235	$229,654	(465,517)	$(13,911)	$1,879	$3,899	$801,760

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Basis of Presentation
     The accompanying condensed consolidated balance sheet at October 1, 2010, the condensed consolidated statements of operations for the three and six months ended October 1, 2010 and October 2, 2009, the condensed consolidated statements of cash flows for the six months ended October 1, 2010 and October 2, 2009, and the condensed consolidated statement of equity and comprehensive income for the six months ended October 1, 2010 have been prepared by the management of ViaSat, Inc. (the Company), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended April 2, 2010 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended April 2, 2010 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).
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
     During the second quarter of fiscal year 2011, the Company completed the acquisition of Stonewood Group Limited, a privately held company registered in England and Wales (Stonewood). During the third quarter of fiscal year 2010, the Company completed the acquisition of WildBlue Holding, Inc., a privately held Delaware corporation (WildBlue). The acquisitions were accounted for as purchases and accordingly, the condensed consolidated financial statements include the operating results of Stonewood and WildBlue from the dates of acquisition (see Note 11).
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
Property, equipment and satellites
     Equipment, computers and software, furniture and fixtures and the Company’s satellite and related gateway equipment under construction are recorded at cost, net of accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets ranging from two to twenty-four years. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term or the life of the improvement. Additions to property, equipment and satellites, together with major renewals and betterments, are capitalized. Maintenance, repairs and minor renewals and betterments are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized.
     Satellite construction costs, including launch services and insurance, are generally procured under long-term contracts that provide for payments over the contract periods and are capitalized as incurred. The Company is also constructing gateway facilities and network operations systems to support the satellite under construction and these construction costs are capitalized as incurred. Interest expense is capitalized on the carrying value of the satellite and related gateway and networking equipment during the construction period. With respect to ViaSat-1, the Company’s high-capacity satellite and other assets currently under construction, the Company

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
capitalized $6.7 million and $12.7 million of interest expense during the three and six months ended October 1, 2010, respectively. The Company capitalized $1.2 million of interest expense during the three and six months ended October 2, 2009.
     As a result of the acquisition of WildBlue on December 15, 2009 (see Note 11), the Company acquired the WildBlue-1 satellite (which was placed into service in March 2007) and an exclusive prepaid lifetime capital lease of Ka-band capacity over the continental United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and related gateway equipment on both satellites. The acquired assets also included the indoor and outdoor customer premise equipment (CPE) units leased to subscribers under WildBlue’s retail leasing program. The Company depreciates the satellites, gateway and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of October 1, 2010 was $52.0 million and $11.5 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment as of April 2, 2010 was $41.5 million and $4.2 million, respectively.
     Occasionally, the Company may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of October 1, 2010, assets under capital leases totaled approximately $2.7 million. During the three and six months ended October 1, 2010, the Company recorded immaterial amounts of capital lease amortization in depreciation expense. There were no assets under capital lease as of April 1, 2010 and no capital lease amortization for the three and six months ended October 2, 2009.
Patents, orbital slots and orbital licenses
     The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and orbital licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.2 million and $3.0 million related to patents were included in other assets as of October 1, 2010 and April 2, 2010, respectively. Accumulated amortization related to these patents was $0.3 million as of October 1, 2010 and April 2, 2010. Amortization expense related to these patents was less than $0.1 million for each of the three and six months ended October 1, 2010 and October 2, 2009. The Company also capitalized $5.4 million and $5.2 million of costs related to acquiring and obtaining licenses that were included in other assets as of October 1, 2010 and April 2, 2010, respectively, related to orbital slots and orbital licenses that have not yet been placed into service. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period.
Debt issuance costs
     Debt issuance costs are amortized and recognized as interest expense on a straight-line basis over the expected term of the related debt, which is not materially different from the effective interest rate basis. During the three and six months ended October 1, 2010, the Company did not pay or capitalize any debt issuance costs. During the three and six months ended October 2, 2009, the Company paid and capitalized approximately $0.6 million and $2.9 million, respectively, in debt issuance costs related to the Company’s revolving credit facility (the Credit Facility). Unamortized debt issuance costs are recorded in prepaid expenses and other current assets and in other long-term assets in the condensed consolidated balance sheets, depending on the amounts expected to be amortized to interest expense in the next fiscal year.
Software development
     Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product generally within five years. The Company capitalized $4.1 million and $8.0 million of costs related to software developed for resale for the three and six months ended October 1, 2010, respectively. The Company capitalized $2.5 million and $2.9 million of costs related to software developed for resale for the three and six months ended October 2, 2009, respectively. There was no amortization expense of software development costs for the three and six months ended October 1, 2010 and October 2, 2009.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Self-insurance liabilities
     The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance policies provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods, as well as other historical information for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company’s self-insurance liability for the plans was $1.6 million and $1.4 million as of October 1, 2010 and April 2, 2010, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as current in accordance with the estimated timing of the projected payments.
Indemnification provisions
     In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At October 1, 2010 and April 2, 2010, no such amounts were accrued.
     Simultaneously with the execution of the merger agreement relating to the acquisition of WildBlue, the Company entered into an indemnification agreement dated September 30, 2009 with several of the former stockholders of WildBlue pursuant to which such former stockholders agreed to indemnify the Company for costs which result from, relate to or arise out of potential claims and liabilities under various WildBlue contracts, an existing appraisal action regarding WildBlue’s 2008 recapitalization, certain rights to acquire securities of WildBlue and a severance agreement. Under the indemnification agreement, the Company is required to pay up to $0.5 million and has recorded a liability of $0.5 million in the condensed consolidated balance sheets as of October 1, 2010 and April 2, 2010 as an element of accrued liabilities.
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
Common stock held in treasury
     During the first six months of fiscal year 2011 and during fiscal year 2010, the Company delivered 159,235 and 234,039 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying these restricted stock unit agreements, the Company repurchased 58,380 and 88,438 shares of common stock with a total value of $1.9 million and $2.3 million during the first six months of fiscal year 2011 and during fiscal year 2010, respectively.
     On January 4, 2010, the Company repurchased 251,731 shares of the Company’s common stock from Intelsat USA Sales Corp for $8.0 million in cash. Repurchased shares of common stock of 465,517 and 407,137 were held in treasury as of October 1, 2010 and April 2, 2010, respectively.
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     The fair values of the Company’s outstanding foreign currency forward contracts as of October 1, 2010 were as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet
	Classification	Value	Classification	Fair Value
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Other assets	$280	Other liabilities	$—

Total derivatives designated as hedging instruments		$280		$—

     The Company had no foreign currency forward contracts outstanding as of April 2, 2010 and therefore there was no balance in the Company’s accumulated other comprehensive income related to hedging transactions as of April 2, 2010. The notional value of foreign currency forward contracts outstanding as of October 1, 2010 was $11.7 million.
     The effects of foreign currency forward contracts in cash flow hedging relationships during the three months ended October 1, 2010 were as follows:

Amount of
Gain or
(Loss)
	Amount	Location of	Amount of	Location of Gain	Recognized
	of Gain or	Gain or	Gain or	or (Loss)	in Income on
	(Loss)	(Loss)	(Loss)	Recognized in	Derivative
	Recognized	Reclassified	Reclassified	Income on	(Ineffective
	in Accumulated	from	from	Derivative	Portion and
	OCI	Accumulated	Accumulated	(Ineffective	Amount
	on	OCI into	OCI into	Portion and	Excluded
	Derivative	Income	Income	Amount Excluded	from
Derivatives in Cash	(Effective	(Effective	(Effective	from Effectiveness	Effectiveness
Flow Hedging	Portion)	Portion)	Portion)	Testing)	Testing)
Relationships	(In thousands)
Foreign currency forward contracts	$369	Cost of Goods Sold	$211	Other income/expense	$—

Total	$369		$211		$—

     The effects of foreign currency forward contracts in cash flow hedging relationships during the six months ended October 1, 2010 were as follows:

Amount of
Gain or
(Loss)
	Amount	Location of	Amount of	Location of Gain	Recognized
	of Gain or	Gain or	Gain or	or (Loss)	in Income on
	(Loss)	(Loss)	(Loss)	Recognized in	Derivative
	Recognized	Reclassified	Reclassified	Income on	(Ineffective
	in Accumulated	from	from	Derivative	Portion and
	OCI	Accumulated	Accumulated	(Ineffective	Amount
	on	OCI into	OCI into	Portion and	Excluded
	Derivative	Income	Income	Amount Excluded	from
Derivatives in Cash	(Effective	(Effective	(Effective	from Effectiveness	Effectiveness
Flow Hedging	Portion)	Portion)	Portion)	Testing)	Testing)
Relationships	(In thousands)
Foreign currency forward contracts	$280	Cost of Goods Sold	$202	Other income/expense	$—

Total	$280		$202		$—

     During the three and six months ended October 2, 2009, the Company did not settle any foreign currency forward contracts; therefore, there were no realized gains or losses during the three and six months ended October 2, 2009 related to derivative instruments.
     At October 1, 2010, the estimated net existing income that is expected to be reclassified into income within the next twelve months is approximately $0.3 million. Foreign currency forward contracts usually mature within approximately twelve months from their

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
inception. There were no gains or losses from ineffectiveness of these financial instruments recorded for the three and six months ended October 1, 2010 and October 2, 2009.
Stock-based compensation
     The Company records compensation expense associated with stock options, restricted stock unit awards and other stock-based compensation in accordance with the authoritative guidance for share-based payments (Statements of Financial Accounting Standards (SFAS) No. 123R (SFAS 123R), “Share-Based Payment” / ASC 718). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. The Company recognized $4.1 million and $8.3 million of stock-based compensation expense for the three and six months ended October 1, 2010, respectively. The Company recognized $2.5 million and $5.1 million of stock-based compensation expense for the three and six months ended October 2, 2009, respectively.
     For the six months ended October 1, 2010 the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit award vesting as the excess tax benefit from stock options exercised and restricted stock unit award vesting increased the Company’s net operating loss carryforward. The Company recorded incremental tax benefits from stock options exercised and restricted stock unit awards vesting of $0.5 million for the six months ended October 2, 2009 which were classified as part of cash flows from financing activities in the condensed consolidated statements of cash flows.
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
Recent authoritative guidance
     In October 2009, the FASB issued authoritative guidance for revenue recognition with multiple deliverables (Emerging Issues Task Force 08-1 (EITF 08-1), “Revenue Arrangements with Multiple Deliverables”). This new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This guidance will be effective for the Company beginning in the first quarter of fiscal year 2012; however, early adoption is permitted. The Company is currently evaluating the impact that the authoritative guidance may have on its consolidated financial statements and disclosures.
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
to the contract or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed.
     In June 2010, the Company performed extensive integration testing of numerous system components that had been separately developed as part of a government satellite communication program. As a result of this testing and subsequent internal reviews and analyses, the Company determined that significant additional rework was required in order to complete the program requirements and specifications and to prepare for a scheduled customer test in the Company’s fiscal second quarter. This additional rework and engineering effort resulted in a substantial increase in estimated labor and material costs to complete the program. Accordingly, the Company recorded an additional forward loss of $8.5 million in the three months ended July 2, 2010 related to this estimate of program costs. While the Company believes the additional forward loss is adequate to cover known risks to date and that steps taken to improve the program performance will be effective, the program is on going and the Company’s efforts and the end results must be satisfactory to the customer. The Company believes that its estimate of costs to complete the program is appropriate based on known information, but cannot provide absolute assurance that additional costs will not be incurred. Including this program, during the three months ended October 1, 2010 and October 2, 2009, the Company recorded losses of approximately $0.5 million and $3.7 million, respectively, related to loss contracts. Including this program, during the six months ended October 1, 2010 and October 2, 2009, the Company recorded losses of approximately $9.2 million and $5.1 million, respectively, related to loss contracts.
     Related to the additional forward loss recorded in the first quarter of fiscal year 2011 for the government satellite communications program, the Company also evaluated whether the loss indicated a significant change in the business climate of the respective reporting unit and determined there were no significant changes as of October 1, 2010.
     The Company also has contracts and purchase orders where revenue is recorded on delivery of products or performance of services in accordance with authoritative guidance for revenue recognition (Staff Accounting Bulletin No. 104, “Revenue Recognition” / ASC 605). Under this standard, the Company recognizes revenue when an arrangement exists, prices are determinable, collectability is reasonably assured and the goods or services have been delivered.
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
     The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of October 1, 2010 and April 2, 2010:

	Fair Value at
	October 1, 2010	Level 1	Level 2	Level 3
		(In thousands)
Assets
Cash equivalents	$5,499	$4,273	$1,226	$—
Foreign currency forward contracts	280	—	280	$—

Total assets measured at fair value on a recurring basis	$5,779	$4,273	$1,506	$—

	Fair Value at
	April 2, 2010	Level 1	Level 2	Level 3
		(In thousands)
Assets
Cash equivalents	$16,250	$14,810	$1,440	$—

Total assets measured at fair value on a recurring basis	$16,250	$14,810	$1,440	$—

     The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:
     Cash equivalents - The Company’s cash equivalents consist of money market funds and certified deposit investments. Money market funds are valued using quoted prices for identical assets in an active market with sufficient volume and frequency of transactions (Level 1). Certified deposit investments are valued based on quoted prices for similar assets, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or brokers’ model driven valuations in which all significant inputs are observable or can be obtained from or corroborated by observable market data for substantially the full term of the assets (Level 2).
     Foreign currency forward exchange contracts - The Company uses derivative financial instruments to manage foreign currency risk relating to foreign exchange rates. The Company does not use these instruments for speculative or trading purposes. The Company’s objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. Derivative instruments are recognized as either assets or liabilities in the accompanying financial statements and are measured at fair value. Gains and losses resulting from changes in the fair values of those derivative instruments are recorded to earnings or other

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
comprehensive income (loss) depending on the use of the derivative instrument and whether it qualifies for hedge accounting. The Company’s foreign currency forward contracts are valued using quoted prices for similar assets and liabilities in active markets or other inputs that are observable or can be corroborated by observable market data.
     Long-term debt - As of October 1, 2010 and April 2, 2010, the Company’s long-term debt consisted of borrowings under the Credit Facility, reported at the borrowed outstanding amount with current accrued interest, and the Company’s 8.875% Senior Notes due 2016 (the Notes) reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s long-term debt related to the Notes is determined using quoted prices in active markets and was approximately $296.0 million and $281.2 million as of October 1, 2010 and April 2, 2010, respectively. The fair value of the Company’s long-term debt related to the Credit Facility approximates its carrying amount due to its variable interest rate on the revolving line of credit which approximates a market interest rate. The fair value of the Company’s capital leases approximates its carrying amount due to the proximity of the leases’ origination date to the reporting date.
Note 4 — Shares Used In Computing Diluted Net Income Per Share

	Three Months Ended		Six Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net income per share attributable to ViaSat, Inc. common stockholders	40,639,570	31,616,070	40,303,964	31,406,944
Options to purchase common stock as determined by application of the treasury stock method	1,625,078	1,189,275	1,624,265	1,145,827
Restricted stock units to acquire common stock as determined by application of the treasury stock method	385,532	165,424	410,353	233,424
Potentially issuable shares in connection with certain terms of the amended ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan equivalents	67,244	75,780	127,727	130,068

Shares used in computing diluted net income per share attributable to ViaSat, Inc. common stockholders	42,717,424	33,046,549	42,466,309	32,916,263

     Antidilutive shares relating to stock options excluded from the calculation were 348,997 and 347,348 shares for the three and six months ended October 1, 2010, respectively. Antidilutive shares relating to stock options excluded from the calculation were 1,154,215 and 1,276,483 shares for the three and six months ended October 2, 2009, respectively.
     Antidilutive shares relating to restricted stock units excluded from the calculation were 1,055 and 527 shares for the three and six months ended October 1, 2010, respectively. Antidilutive shares relating to restricted stock units excluded from the calculation were 211 and 106 shares for the three and six months ended October 2, 2009, respectively.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 5 — Composition of Certain Balance Sheet Captions

	As of	As of
	October 1, 2010	April 2, 2010
	(In thousands)
Accounts receivable, net:
Billed	$86,781	$93,737
Unbilled	85,713	83,153
Allowance for doubtful accounts	(550)	(539)

	$171,944	$176,351

Inventories:
Raw materials	$45,055	$36,255
Work in process	20,197	21,345
Finished goods	22,963	25,362

	$88,215	$82,962

Prepaid expenses and other current assets:
Prepaid expenses	$15,831	$13,239
Income tax receivable	2,930	9,022
Other	4,822	6,596

	$23,583	$28,857

Satellites, net:
Satellite — WildBlue-1 (estimated useful life of 10 years)	$195,890	$195,890
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellite under construction	259,766	209,432

	554,746	504,412
Less accumulated depreciation and amortization	(23,638)	(8,723)

	$531,108	$495,689

Property and equipment, net:
Machinery and equipment (estimated useful life of 2-5 years)	$106,531	$96,484
Computer equipment and software (estimated useful life of 3-5 years)	59,838	55,384
CPE leased equipment (estimated useful life of 3-5 years)	52,010	41,469
Furniture and fixtures (estimated useful life of 7 years)	11,671	10,760
Leasehold improvements (estimated useful life of 2-11 years)	23,526	20,119
Building (estimated useful life of 24 years)	8,923	8,923
Land	4,384	4,384
Construction in progress	47,990	18,578

	314,873	256,101
Less accumulated depreciation and amortization	(125,744)	(100,297)

	$189,129	$155,804

Other acquired intangible assets, net:
Technology (estimated useful life of 3-9 years)	$54,085	$44,552
Contracts and customer relationships (estimated useful life of 3-10 years)	88,784	86,707
Non-compete agreement (estimated useful life of 3-5 years)	9,318	9,098
Satellite co-location rights (estimated useful life of 10 years)	8,600	8,600
Trade name (estimated useful life of 3 years)	5,680	5,680
Other intangibles (estimated useful life of 8 months to 10 years)	9,328	9,326

	175,795	163,963
Less accumulated amortization	(84,412)	(74,574)

	$91,383	$89,389

Accrued liabilities:
Warranty reserve, current portion	$6,720	$6,410
Accrued vacation	13,980	13,437
Accrued employee compensation	11,024	17,268
Collections in excess of revenues and deferred revenues	53,856	46,180
Other	23,109	18,956

	$108,689	$102,251

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 6 — Goodwill and Acquired Intangible Assets
     During fiscal year 2011, the Company’s goodwill increased by approximately $8.3 million, of which $7.9 million was related to the acquisition of Stonewood which was recorded within the Company’s government systems segment. The remaining increase of $0.4 million was related to foreign currency translation of which $0.3 million was recorded within the Company’s government systems segment and $0.1 million was recorded within the Company’s commercial networks segment.
     The other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of eight months to ten years. Amortization expense was $5.1 million and $1.4 million for the three months ended October 1, 2010 and October 2, 2009, respectively, and $9.7 million and $2.9 million for the six months ended October 1, 2010 and October 2, 2009, respectively.
     The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of the international businesses acquired. Current and expected amortization expense for acquired intangibles for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended October 1, 2010	$9,704

Expected for the remainder of fiscal year 2011	$9,848
Expected for fiscal year 2012	18,898
Expected for fiscal year 2013	15,788
Expected for fiscal year 2014	14,044
Expected for fiscal year 2015	13,968
Thereafter	18,837

$91,383

Note 7 — Senior Notes and Other Long-Term Debt
     Total long-term debt consisted of the following as of October 1, 2010 and April 2, 2010:

	As of	As of
	October 1, 2010	April 2, 2010
	(In thousands)
Senior Notes Due 2016 (the Notes)
Notes	$275,000	$275,000
Unamortized discount on the Notes	(2,952)	(3,199)

Total Notes, net of discount	272,048	271,801
Less: current portion of the Notes	—	—

Total Notes long-term, net	272,048	271,801

Other Long-Term Debt
Line of credit	45,000	60,000
Capital lease obligations, due 2013, interest rate 4.78%	2,704	—

Total other long-term debt	47,704	60,000
Less: current portion of other long-term debt	471	—

Other long-term debt, net	47,233	60,000

Total debt	319,752	331,801
Less: current portion	471	—

Long-term debt, net	$319,281	$331,801

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The aggregate payments on the Company’s long-term debt obligations excluding the effects of discount accretion on its $275.0 million of Notes are as follows:

For the Fiscal Years Ending,	(In thousands)
For the remainder of fiscal year 2011	$—
2012	1,173
2013	46,173
2014	586
2015	—
Thereafter	275,000

322,932
Less: imputed interest	228
Less: unamortized discount on the Notes	2,952

Total	$319,752

Senior Notes due 2016
     On October 22, 2009, the Company issued $275.0 million in principal amount of Notes in a private placement to institutional buyers, which Notes were exchanged in May 2010 for substantially identical Notes that had been registered with the Securities and Exchange Commission (SEC). The Notes bear interest at the rate of 8.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in March 2010. The Notes were issued with an original issue discount of 1.24%, or $3.4 million. The Notes are recorded as long-term debt, net of original issue discount, in the Company’s consolidated financial statements. The original issue discount and deferred financing cost associated with the issuance of the Notes is amortized to interest expense on a straight-line basis over the term of the Notes.
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Credit Facility
     The Credit Facility, as amended, provides a revolving line of credit of $275.0 million (including up to $35.0 million of letters of credit), which facility matures on July 1, 2012. Borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00% or the administrative agent’s prime rate as announced from time to time, or (2) at the Eurodollar rate plus, in the case of each of (1) and (2), an applicable margin that is based on the ratio of the Company’s debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At October 1, 2010, the weighted average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was 4.29%. The Company has capitalized certain amounts of interest expense on the Credit Facility in connection with the construction of ViaSat-1 and other assets currently under construction. The Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries and collateralized by substantially all of the Company’s and the guarantors’ assets.
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
     The Company was in compliance with its financial covenants under the Credit Facility as of October 1, 2010. At October 1, 2010, the Company had $45.0 million in principal amount of outstanding borrowings under the Credit Facility and $13.4 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility of $216.6 million.
Capital Leases
     Occasionally the Company may enter into capital lease agreements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of October 1, 2010, the Company had approximately $2.7 million outstanding under capital leases payable over a weighted average period of 36 months. These lease agreements bear interest at a weighted average rate of 4.78% and can be extended on a month-to-month basis after the original term. The Company had no capital lease arrangements as of April 2, 2010.
Note 8 — Product Warranty
     The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty cost, the Company bases its estimates on its experience with the technology involved and the type of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the six months ended October 1, 2010 and October 2, 2009.

	Six Months Ended
	October 1, 2010	October 2, 2009
	(In thousands)
Balance, beginning of period	$11,208	$11,194
Change in liability for warranties issued in period	4,220	3,092
Settlements made (in cash or in kind) during the period	(3,086)	(3,299)

Balance, end of period	$12,342	$10,987

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Note 10 — Income Taxes
     The effective income tax rate for the six months ended October 1, 2010 was 36.2% compared to the 15.0% annual effective tax rate for the fiscal year ended April 2, 2010. The higher rate for the six months ended October 1, 2010 reflects the December 31, 2009 expiration of the federal research and development tax credit. If the federal research and development tax credit is reinstated, the Company may have a lower annual effective tax rate for fiscal year 2011, and the amount of any such tax rate reduction will depend on the effective date of any such reinstatement, the terms of the reinstatement as well as the amount of eligible research and development expenses in the reinstated period. The estimated effective tax rate is different from the expected statutory rate primarily due to state research and development tax credits.
     For the three and six months ended October 1, 2010, the Company’s gross unrecognized tax benefits increased by $0.4 million and $0.6 million, respectively. In the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease by $2.6 million as a result of the expiration of the statute of limitations for previously filed tax returns.
Note 11 — Acquisitions
Stonewood Acquisition
     On July 8, 2010, the Company completed the acquisition of all outstanding shares of the parent company of Stonewood. Stonewood is a leader in the design, manufacture and delivery of data at rest encryption products and services. Stonewood products are used to encrypt data on computer hard drives so that a lost or stolen laptop does not result in the compromise of classified information or the loss of intellectual property, which enhances the Company’s current encryption security offerings within the Company’s information assurance products in the government systems segment. The purchase price of approximately $18.8 million was comprised of $4.6 million related to the fair value of 144,962 shares of the Company’s common stock issued at the closing and $14.2 million in cash consideration paid to former Stonewood stockholders. The $14.2 million in cash consideration paid to the former Stonewood stockholders less cash acquired of $0.7 million resulted in a net cash outlay of approximately $13.5 million.
     The Company accounts for business combinations pursuant to the authoritative guidance for business combinations (SFAS 141R, “Business Combinations,” / ASC 805). Accordingly, the Company allocated the purchase price of the acquired company to the net tangible assets and intangible assets acquired based upon their estimated fair values. Under the authoritative guidance for business combinations, acquisition-related transaction costs and acquisition-related restructuring charges are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. Total merger-related transaction costs incurred by the Company were approximately $0.9 million, of which $0.2 million and $0.9 million were incurred and recorded in selling, general and administrative expenses in the three and six months ended October 1, 2010, respectively.
     The preliminary purchase price allocation of the acquired assets and assumed liabilities based on the estimated fair values as of July 8, 2010 is as follows:

(In thousands)
Current assets	$4,382
Property and equipment	484
Identifiable intangible assets	11,199
Goodwill	7,856

Total assets acquired	23,921
Current liabilities	(1,843)
Other long term liabilities	(3,245)

Total liabilities assumed	(5,088)

Total purchase price	$18,833

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Amounts assigned to identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives and are as follows:

		Estimated
	Preliminary	weighted
	fair value	average
	(in thousands)	life
Technology	$9,026	5
Customer relationships	1,977	10
Non-compete agreements	196	5

Total identifiable intangible assets	$11,199	6

     The intangible assets acquired in the Stonewood business combination were determined, in accordance with the authoritative guidance for business combinations, based on the estimated fair values using valuation techniques consistent with the market approach and/or income approach to measure fair value. The remaining useful lives were estimated based on the underlying agreements and/or the future economic benefit expected to be received from the assets.
     The acquisition of Stonewood is beneficial to the Company as it enhances the Company’s current encryption security offerings within the Company’s information assurance products and provides additional solutions in the design, manufacture and delivery of data at rest encryption products and services. These benefits and additional opportunities were among the factors that contributed to a purchase price resulting in the recognition of preliminary estimated goodwill, which was recorded within the Company’s government systems segment. The intangible assets and goodwill recognized are not deductible for federal income tax purposes. The purchase price allocation is preliminary due to pending resolution of certain Stonewood tax attributes.
     The consolidated financial statements include the operating results of Stonewood from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was insignificant to the financial statements for all periods presented.
WildBlue Acquisition
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Unaudited Pro Forma Financial Information
     The unaudited financial information in the table below summarizes the combined results of operations for the Company and WildBlue on a pro forma basis, as though the companies had been combined as of the beginning of fiscal year 2010. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2010. The pro forma financial information for the three and six month periods ended October 2, 2009 includes the business combination accounting effect on historical WildBlue revenue, elimination of the historical ViaSat revenues and related costs of revenues derived from sales of CPE units to WildBlue, amortization and depreciation charges from acquired intangible and tangible assets, the difference between WildBlue’s and ViaSat’s historical interest expense/interest income due to ViaSat’s new capitalization structure as a result of the acquisition, related tax effects and adjustment to shares outstanding for shares issued for the acquisition.

	Three Months Ended	Six Months Ended
	October 2, 2009	October 2, 2009
	(in thousands, except per share data)
Total revenues	$205,439	$408,531

Net income attributable to ViaSat, Inc.	$8,923	$15,899

Basic net income per share attributable to ViaSat, Inc. common stockholders	$.25	$.45

Diluted net income per share attributable to ViaSat, Inc. common stockholders	$.24	$.43

Note 12 — Restructuring
     In the third quarter of fiscal year 2010, the Company initiated a post-acquisition restructuring plan related to the termination of certain duplicative employee positions upon the acquisition of WildBlue. Under the terms of the plan, the Company recorded restructuring charges of approximately $0.5 million as part of selling, general and administrative expenses within the satellite services segment during the three and six months ended October 1, 2010. As of October 1, 2010 and April 2, 2010, $0.4 million and $0.3 million, respectively, of restructuring charges remained unpaid and were recorded in accrued liabilities. During the three and six months ended October 1, 2010, the Company paid approximately $0.3 million and $0.4 million of the outstanding restructuring liabilities, respectively. There was no restructuring plan or charges recorded during the three and six months ended October 2, 2009.
Note 13 — Segment Information
     The Company’s reporting segments, comprised of the government systems, commercial networks and satellite services segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s government systems segment develops and produces network-centric, IP-based secure government communications systems, products and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the commercial networks and satellite services segments. The Company’s commercial networks segment develops and produces a variety of advanced end-to-end satellite communication systems and ground networking equipment and products. The Company’s satellite services segment includes both the Company’s recently acquired WildBlue business (which provides wholesale and retail satellite-based broadband internet services in the United States) and the Company’s managed network services which complement the commercial networks segment by supporting the Company’s enterprise and mobile broadband customers. The Company’s satellite services segment also includes the Company’s ViaSat-1 satellite-related activities. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     As discussed further in Note 2, included in the government systems segment operating profit for the three and six months ended October 1, 2010 is an $8.5 million forward loss recorded on a government satellite communications program.

	Three Months Ended		Six Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
	(In thousands)
Revenues
Government Systems	$94,937	$102,798	$183,782	$195,375
Commercial Networks	44,312	54,370	89,931	117,700
Satellite Services	58,640	3,498	116,180	5,999
Elimination of intersegment revenues	—	—	—	—

Total revenues	$197,889	$160,666	$389,893	$319,074

Operating profits (losses)
Government Systems	12,808	14,259	14,466	26,402
Commercial Networks	(2,347)	2,450	(3,517)	3,785
Satellite Services	7,706	(3,335)	19,167	(4,042)
Elimination of intersegment operating profits	—	—	—	—

Segment operating profit before corporate and amortization	18,167	13,374	30,116	26,145
Corporate	—	17	44	22
Amortization of acquired intangibles	(5,094)	(1,362)	(9,704)	(2,867)

Income from operations	$13,073	$12,029	$20,456	$23,300

     Amortization of acquired intangibles by segment for the three and six months ended October 1, 2010 and October 2, 2009 was as follows:

	Three Months Ended		Six Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
	(In thousands)
Government Systems	$823	$272	$1,092	$544
Commercial Networks	1,033	1,090	2,136	2,323
Satellite Services	3,238	—	6,476	—

Total amortization of intangibles	$5,094	$1,362	$9,704	$2,867

     Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. Segment assets as of October 1, 2010 and April 2, 2010 were as follows:

	October 1, 2010	April 2, 2010
	(In thousands)
Segment assets
Government Systems	$201,842	$168,703
Commercial Networks	126,727	146,990
Satellite Services	106,107	107,919

Total segment assets	434,676	423,612
Corporate assets	898,975	869,940

Total assets	$1,333,651	$1,293,552

     Net acquired intangible assets and goodwill included in segment assets as of October 1, 2010 and April 2, 2010 were as follows:

	Net Acquired Intangible
	Assets		Goodwill
	October 1, 2010	April 2, 2010	October 1, 2010	April 2, 2010
	(In thousands)
Government Systems	$12,309	$1,708	$30,337	$22,161
Commercial Networks	7,258	9,389	43,602	43,461
Satellite Services	71,816	78,292	9,402	9,402

Total	$91,383	$89,389	$83,341	$75,024

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Revenue information by geographic area for the three and six months ended October 1, 2010 and October 2, 2009 was as follows:

	Three Months Ended		Six Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
	(In thousands)
United States	$166,935	$134,360	$328,100	$260,402
Europe, Middle East and Africa	21,587	16,212	42,201	39,599
Asia, Pacific	6,012	6,034	12,845	12,436
North America other than United States	1,777	1,657	3,099	2,868
Latin America	1,578	2,403	3,648	3,769

	$197,889	$160,666	$389,893	$319,074

     The Company distinguishes revenues from external customers by geographic area based on customer location.
     The net book value of long-lived assets located outside the United States was $5.5 million and $4.4 million at October 1, 2010 and April 2, 2010, respectively.
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
     During the six months ended October 1, 2010 and October 2, 2009, under the satellite construction contract, the Company paid $19.2 million and $35.9 million, respectively, to SS/L and had $1.9 million and $3.8 million payable to SS/L as of October 1, 2010 and April 2, 2010, respectively. During the six months ended October 1, 2010, the Company also received $6.0 million from SS/L under the beam sharing agreement with Loral. There was no cash received from SS/L for the six months ended October 2, 2009. Accounts receivable due from SS/L under the beam sharing agreement with Loral were $2.2 million and $3.8 million as of October 1, 2010 and April 2, 2010, respectively.
     From time to time the Company enters into various contracts in the ordinary course of business with SS/L and Telesat Canada. Accounts receivable due from Telesat Canada as of October 1, 2010 and April 2, 2010 were $0.2 million and $0.9 million, respectively. The Company also recognized $4.7 million of expense related to Telesat Canada during the six months ended October 1, 2010 and no material amounts during the six months ended October 2, 2009. Collections in excess of revenues and deferred revenues related to a contract with SS/L were $3.7 million and $0.8 million as of October 1, 2010 and April 2, 2010, respectively. All other amounts related to Telesat Canada and SS/L, excluding activities under the ViaSat-1 related satellite contracts, were not material.
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following supplemental financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of operations and statements of cash flows for the Company (as “Issuing Parent Company”), the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Company and subsidiaries as of October 1, 2010 and April 2, 2010 and for the three and six months ended October 1, 2010 and October 2, 2009.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet as of October 1, 2010

				Consolidation and
	Issuing Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$36,778	$7,953	$9,050	$—	$53,781
Accounts receivable, net	150,432	14,529	6,983	—	171,944
Inventories	77,595	7,871	2,749	—	88,215
Deferred income taxes	16,480	866	—	—	17,346
Prepaid expenses and other current assets	17,604	4,615	1,364	—	23,583

Total current assets	298,889	35,834	20,146	—	354,869

Satellites, net	259,766	271,342	—	—	531,108
Property and equipment, net	87,155	94,707	8,355	(1,088)	189,129
Other acquired intangible assets, net	8,383	71,816	11,184	—	91,383
Goodwill	63,939	9,279	10,123	—	83,341
Investments in subsidiaries and intercompany receivables	506,618	2,161	7,553	(516,332)	—
Other assets	68,205	14,982	634	—	83,821

Total assets	$1,292,955	$500,121	$57,995	$(517,420)	$1,333,651

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$63,952	$8,282	$1,016	$—	$73,250
Accrued liabilities	80,709	24,217	3,763	—	108,689
Current portion of other long-term debt	—	471	—	—	471

Total current liabilities	144,661	32,970	4,779	—	182,410
Senior Notes due 2016, net	272,048	—	—	—	272,048
Other long-term debt	45,000	2,233	—	—	47,233
Intercompany payables	16,078	—	16,852	(32,930)	—
Other liabilities	18,103	8,667	3,430	—	30,200

Total liabilities	495,890	43,870	25,061	(32,930)	531,891

Equity:
ViaSat, Inc. stockholders’ equity
Total ViaSat, Inc. stockholders’ equity	797,065	456,251	32,934	(488,389)	797,861
Noncontrolling interest in subsidiary	—	—	—	3,899	3,899

Total equity	797,065	456,251	32,934	(484,490)	801,760

Total liabilities and equity	$1,292,955	$500,121	$57,995	$(517,420)	$1,333,651

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet as of April 2, 2010

				Consolidation and
	Issuing Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$66,258	$16,216	$7,157	$—	$89,631
Accounts receivable, net	160,807	11,983	3,561	—	176,351
Inventories	75,222	6,313	1,427	—	82,962
Deferred income taxes	16,480	866	—	—	17,346
Prepaid expenses and other current assets	25,457	2,504	896	—	28,857

Total current assets	344,224	37,882	13,041	—	395,147
Satellites, net	209,431	286,258	—	—	495,689
Property and equipment, net	66,928	82,679	7,141	(944)	155,804
Other acquired intangible assets, net	10,872	78,292	225	—	89,389
Goodwill	63,940	9,279	1,805	—	75,024
Investments in subsidiaries and intercompany receivables	596,313	2,324	7,654	(606,291)	—
Other assets	60,812	21,070	617	—	82,499

Total assets	$1,352,520	$517,784	$30,483	$(607,235)	$1,293,552

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$71,765	$5,920	$670	$—	$78,355
Accrued liabilities	85,960	14,602	1,689	—	102,251

Total current liabilities	157,725	20,522	2,359	—	180,606
Senior Notes due 2016, net	271,801	—	—	—	271,801
Other long-term debt	60,000	—	—	—	60,000
Intercompany payables	93,468	—	14,505	(107,973)	—
Other liabilities	16,356	7,990	49	—	24,395

Total liabilities	599,350	28,512	16,913	(107,973)	536,802

Equity:
ViaSat, Inc. stockholders’ equity
Total ViaSat, Inc. stockholders’ equity	753,170	489,272	13,570	(503,007)	753,005
Noncontrolling interest in subsidiary	—	—	—	3,745	3,745

Total equity	753,170	489,272	13,570	(499,262)	756,750

Total liabilities and equity	$1,352,520	$517,784	$30,483	$(607,235)	$1,293,552

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Operations for the Three Months Ended October 1, 2010

				Consolidation and
	Issuing Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)
Revenues:
Product revenues	$122,639	$1,629	$4,043	$(725)	$127,586
Service revenues	14,248	53,465	3,022	(432)	70,303

Total revenues	136,887	55,094	7,065	(1,157)	197,889
Operating expenses:
Cost of product revenues	85,148	1,515	2,408	(620)	88,451
Cost of service revenues	9,823	30,026	2,270	(422)	41,697
Selling, general and administrative	25,436	14,060	2,476	(20)	41,952
Independent research and development	7,384	—	240	(2)	7,622
Amortization of acquired intangible assets	1,233	3,239	622	—	5,094

Income (loss) from operations	7,863	6,254	(951)	(93)	13,073
Other income (expense):
Interest income	155	—	2	(94)	63
Interest expense	(950)	—	(94)	94	(950)

Income (loss) before income taxes	7,068	6,254	(1,043)	(93)	12,186
Provision for income taxes	1,918	2,443	24	—	4,385
Equity in net income (loss) of consolidated subsidiaries	2,729	—	—	(2,729)	—

Net income (loss)	7,879	3,811	(1,067)	(2,822)	7,801
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	15	15

Net income (loss) attributable to ViaSat, Inc.	$7,879	$3,811	$(1,067)	$(2,837)	$7,786

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Operations for the Six Months Ended October 1, 2010

				Consolidation and
	Issuing Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)
Revenues:
Product revenues	$247,780	$2,180	$5,385	$(2,757)	$252,588
Service revenues	25,470	107,008	5,677	(850)	137,305

Total revenues	273,250	109,188	11,062	(3,607)	389,893
Operating expenses:
Cost of product revenues	180,436	1,990	3,352	(2,613)	183,165
Cost of service revenues	17,827	59,707	4,035	(810)	80,759
Selling, general and administrative	50,997	26,538	3,358	(20)	80,873
Independent research and development	14,645	—	293	(2)	14,936
Amortization of acquired intangible assets	2,493	6,477	734	—	9,704

Income (loss) from operations	6,852	14,476	(710)	(162)	20,456
Other income (expense):
Interest income	380	—	5	(183)	202
Interest expense	(3,091)	—	(183)	183	(3,091)

Income (loss) before income taxes	4,141	14,476	(888)	(162)	17,567
Provision for income taxes	374	5,752	240	—	6,366
Equity in net income (loss) of consolidated subsidiaries	7,442	—	—	(7,442)	—

Net income (loss)	11,209	8,724	(1,128)	(7,604)	11,201
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	154	154

Net income (loss) attributable to ViaSat, Inc.	$11,209	$8,724	$(1,128)	$(7,758)	$11,047

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Operations for the Three Months Ended October 2, 2009

				Consolidation
	Issuing		Non-	and
	Parent	Guarantor	Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)
Revenues:
Product revenues	$150,186	$—	$1,260	$(104)	$151,342
Service revenues	9,068	—	1,348	(1,092)	9,324

Total revenues	159,254	—	2,608	(1,196)	160,666
Operating expenses:
Cost of product revenues	103,967	—	974	(116)	104,825
Cost of service revenues	5,837	—	1,590	(596)	6,831
Selling, general and administrative	28,378	—	549	—	28,927
Independent research and development	6,460	—	232	—	6,692
Amortization of acquired intangible assets	1,259	—	103	—	1,362

Income (loss) from operations	13,353	—	(840)	(484)	12,029
Other income (expense):
Interest income	99	—	2	—	101
Interest expense	(230)	—	—	—	(230)

Income (loss) before income taxes	13,222	—	(838)	(484)	11,900
Provision (benefit) for income taxes	2,809	—	(1)	—	2,808
Equity in net income (loss) of consolidated subsidiaries	(754)	—	—	754	—

Net income (loss)	9,659	—	(837)	270	9,092
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	(83)	(83)

Net income (loss) attributable to ViaSat, Inc.	$9,659	$—	$(837)	$353	$9,175

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Operations for the Six Months Ended October 2, 2009

				Consolidation
	Issuing		Non-	and
	Parent	Guarantor	Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)
Revenues:
Product revenues	$298,566	$—	$2,517	$(340)	$300,743
Service revenues	16,217	—	3,206	(1,092)	18,331

Total revenues	314,783	—	5,723	(1,432)	319,074
Operating expenses:
Cost of product revenues	208,509	—	2,221	(333)	210,397
Cost of service revenues	10,437	—	3,131	(596)	12,972
Selling, general and administrative	54,726	—	1,117	—	55,843
Independent research and development	13,356	—	339	—	13,695
Amortization of acquired intangible assets	2,659	—	208	—	2,867

Income (loss) from operations	25,096	—	(1,293)	(503)	23,300
Other income (expense):
Interest income	194	—	4	—	198
Interest expense	(409)	—	—	—	(409)

Income (loss) before income taxes	24,881	—	(1,289)	(503)	23,089
Provision for income taxes	5,663	—	42	—	5,705
Equity in net income (loss) of consolidated subsidiaries	(1,271)	—	—	1,271	—

Net income (loss)	17,947	—	(1,331)	768	17,384
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	(60)	(60)

Net income (loss) attributable to ViaSat, Inc.	$17,947	$—	$(1,331)	$828	$17,444

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended October 1, 2010

				Consolidation
				and
	Issuing Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$36,019	$60,505	$(201)	$(237)	$96,086

Cash flows from investing activities:
Purchase of property, equipment and satellites	(81,154)	(27,098)	(1,503)	237	(109,518)
Payment related to acquisition of business, net of cash acquired	(14,203)	—	747	—	(13,456)
Cash paid for patents, licenses and other assets	(8,370)	(25)	(32)	—	(8,427)
Long-term intercompany notes and investments	(2,980)	100	(213)	3,093	—

Net cash used in investing activities	(106,707)	(27,023)	(1,001)	3,330	(131,401)
Cash flows from financing activities:
Payments on line of credit	(30,000)	—	—	—	(30,000)
Proceeds from line of credit borrowings	15,000	—	—	—	15,000
Proceeds from issuance of common stock under equity plans	16,234	—	—	—	16,234
Purchase of common stock in treasury	(1,884)	—	—	—	(1,884)
Intercompany long-term financing	41,858	(41,745)	2,980	(3,093)	—

Net cash provided by (used in) financing activities	41,208	(41,745)	2,980	(3,093)	(650)
Effect of exchange rate changes on cash	—	—	115	—	115

Net (decrease) increase in cash and cash equivalents	(29,480)	(8,263)	1,893	—	(35,850)
Cash and cash equivalents at beginning of period	66,258	16,216	7,157	—	89,631

Cash and cash equivalents at end of period	$36,778	$7,953	$9,050	$—	$53,781

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended October 2, 2009

				Consolidation
				and
	Issuing Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$1,909	$—	$(507)	$(490)	$912

Cash flows from investing activities:
Purchase of property, equipment and satellites	(55,052)	—	(1,223)	491	(55,784)
Cash paid for patents, licenses and other assets	(5,821)	—	(65)	—	(5,886)
Long-term intercompany notes and investments	(2,110)	—	603	1,507	—

Net cash used in investing activities	(62,983)	—	(685)	1,998	(61,670)
Cash flows from financing activities:
Proceeds from line of credit borrowings	80,000	—	—	—	80,000
Payment of debt issuance costs	(2,869)	—	—	—	(2,869)
Proceeds from issuance of common stock under equity plans	4,399	—	1	(1)	4,399
Purchase of common stock in treasury	(1,299)	—	—	—	(1,299)
Incremental tax benefits from stock-based compensation	525	—	—	—	525
Intercompany long-term financing	(603)	—	2,110	(1,507)	—

Net cash provided by financing activities	80,153	—	2,111	(1,508)	80,756
Effect of exchange rate changes on cash	—	—	395	—	395

Net increase in cash and cash equivalents	19,079	—	1,314	—	20,393
Cash and cash equivalents at beginning of period	57,831	—	5,660	—	63,491

Cash and cash equivalents at end of period	$76,910	$—	$6,974	$—	$83,884

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
     On July 8, 2010, we completed the acquisition of all outstanding shares of the parent company of Stonewood Group Limited, a privately held company registered in England and Wales (Stonewood). Stonewood is a leader in the design, manufacture and delivery of data at rest encryption products and services. Stonewood products are used to encrypt data on computer hard drives so that a lost or stolen laptop does not result in the compromise of classified information or the loss of intellectual property, which enhances our current encryption security offerings within our information assurance products in our government systems segment. In connection with the acquisition, we paid approximately $14.2 million in cash and issued approximately 144,962 shares of ViaSat common stock to former Stonewood stockholders.
     On December 15, 2009, we consummated our acquisition of WildBlue, a leading Ka-band satellite broadband internet service provider. In connection with the acquisition, we paid approximately $442.7 million in cash and issued approximately 4.29 million shares of ViaSat common stock to WildBlue equity and debt holders (the WildBlue Investors). ViaSat retained approximately $64.7 million of WildBlue’s cash on hand. To finance in part the cash payment made to the WildBlue Investors, in October 2009 we issued $275.0 million in aggregate principal amount of 8.875% Senior Notes due 2016 (the Notes) and, in December 2009, we borrowed $140.0 million under our revolving credit facility (the Credit Facility). As of October 1, 2010, $45.0 million was outstanding under our Credit Facility. During fiscal year 2010, we increased the amount of our revolving line of credit under the Credit Facility from $85.0 million to $275.0 million.
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

     The primary products and services of our government systems segment include:
•	Tactical data links, including Multifunctional Information Distribution System (MIDS) terminals for military fighter jets, and their successor, MIDS Joint Tactical Radio System (MIDS JTRS) terminals (which were approved for low-rate initial production in 2010), “disposable” weapon data links, and portable small tactical terminals.

•	Information assurance products that enable military and government users to communicate information securely over networks, and that secure data stored on computers and storage devices.

•	Government satellite communication systems, including an array of portable and fixed broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands for line-of-sight and beyond-line-of-sight Intelligence, Surveillance, and Reconnaissance (ISR) and Command and Control (C2) missions, as well as satellite networking services.
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
Satellite Services
     Our satellite services segment complements both our government systems and commercial networks segment by providing wholesale and retail satellite-based broadband internet services in the United States via our satellite and capacity agreements, as well as managed network services for the satellite communication systems of our consumer, enterprise and mobile broadband customers.
     The primary services offered by our satellite services segment comprise:
•	Wholesale and retail broadband services, comprised of WildBlue® service, which provides two-way satellite-based broadband internet access to consumers and small businesses in the United States. As of October 1, 2010, we provided WildBlue service to approximately 415,000 subscribers. In addition, following the launch of ViaSat-1, we expect to provide wholesale and retail broadband service via ViaSat-1 in the United States at speeds and volumes that provide a broadband experience that is comparable to or better than terrestrial broadband alternatives such as cable modems and DSL connections. We expect this service to become available in mid 2011. We plan to offer wholesale broadband services via ViaSat-1 to national and regional distribution partners, including retail service providers and communications companies. We plan to offer our retail service via ViaSat-1 through WildBlue.
•	Mobile broadband services, comprised of global network management services for customers who use our Yonder Worldwide mobile broadband service.

•	Managed broadband services, comprised of a full-service managed broadband service for everyday enterprise networking or backup protection for primary networks.

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
     Our products in these segments are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts, which require us to provide products and services under a contract at a specified price, comprised approximately 95% and 89% of our total revenues for the three months ended October 1, 2010 and October 2, 2009, respectively, and 95% and 89% of our total revenues for the six months ended October 1, 2010 and October 2, 2009, respectively. The remainder of our revenue in these segments for such periods was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).
     Historically, a significant portion of our revenues has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately $14.3 million or 7% and $27.8 million or 17% of our total revenues in the three months ended October 1, 2010 and October 2, 2009, respectively. Revenues for our funded research and development from our customer contracts were approximately $29.1 million or 7% and $58.0 million or 18% of our total revenues in the six months ended October 1, 2010 and October 2, 2009, respectively.
     We also incur independent research and development expenses, which are not directly funded by a third party. Independent research and development expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development programs. Independent research and development expenses were approximately 4% of total revenues during each of the three and six months ended October 1, 2010 and October 2, 2009. As a government contractor, we are able to recover a portion of our independent research and development expenses pursuant to our government contracts.
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
Revenue recognition
     A substantial portion of our revenues is derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to these contracts are accounted for under authoritative guidance for the percentage-of-completion method of accounting (the American Institute of Certified Public Accountants’ (AICPA) Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” / ASC 605-

35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract or as products are shipped under the units-of-delivery method.
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
     We believe we have established appropriate systems and processes to enable us to reasonably estimate future cost on our programs through regular quarterly evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of October 1, 2010 would change our income before income taxes by approximately $0.5 million.
     In June 2010, we performed extensive integration testing of numerous system components that had been separately developed as part of a government satellite communication program. As a result of this testing and subsequent internal reviews and analyses, we determined that significant additional rework was required in order to complete the program requirements and specifications and to prepare for a scheduled customer test in our fiscal second quarter. This additional rework and engineering effort resulted in a substantial increase in estimated labor and material costs to complete the program. Accordingly, during the first quarter of fiscal year 2011 we recorded an additional forward loss of $8.5 million related to this estimate of program costs. While we believe the additional forward loss is adequate to cover known risks to date and that steps taken to improve the program performance will be effective, the program is on going and our efforts and the end results must be satisfactory to the customer. We believe that our estimate of costs to complete the program is appropriate based on known information, but cannot provide absolute assurance that additional costs will not be incurred. Including this program, during the three months ended October 1, 2010 and October 2, 2009, we recorded losses of approximately $0.5 million and $3.7 million, respectively, related to loss contracts. Including this program, during the six months ended October 1, 2010 and October 2, 2009, we recorded losses of approximately $9.2 million and $5.1 million, respectively, related to loss contracts.
     We also have contracts and purchase orders where revenue is recorded on delivery of products or performance of services in accordance with the authoritative guidance for revenue recognition (Staff Accounting Bulletin No. 104, “Revenue Recognition” / ASC 605). Under this standard, we recognize revenue when an arrangement exists, prices are fixed and determinable, collectability is reasonably assured and the goods or services have been delivered.
     We also enter into certain leasing arrangements with customers and evaluate the contracts in accordance with the authoritative guidance for leases (SFAS 13, “Leases” / ASC 840). Our accounting for equipment leases involves specific determinations under the authoritative guidance for leases, which often involve complex provisions and significant judgments. In accordance with the authoritative guidance for leases, we classify the transactions as sales type or operating leases based on (1) review for transfers of ownership of the property to the lessee by the end of the lease term, (2) review of the lease terms to determine if it contains an option to purchase the leased property for a price which is sufficiently lower than the expected fair value of the property at the date of the option, (3) review of the lease term to determine if it is equal to or greater than 75% of the economic life of the equipment, and (4) review of the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. Additionally, we consider the cancelability of the contract and any related uncertainty of collections or risk in recoverability of the lease investment at lease inception. Revenue from sales type leases is recognized at the inception of the lease or when the equipment has been delivered and installed at the customer site, if installation is required. Revenues from equipment rentals under operating leases are recognized as earned over the lease term, which is generally on a straight-line basis.
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
Allowance for doubtful accounts
     We make estimates of the collectability of our accounts receivable based on historical bad debts, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debt allowances have been minimal primarily because a significant portion of our sales has been to the U.S. government or is related to our satellite service commercial business, which we bill and collect in advance. Our accounts receivable balance was $171.9 million, net of allowance for doubtful accounts of $0.6 million, as of October 1, 2010, and our accounts receivable balance was $176.4 million, net of allowance for doubtful accounts of $0.5 million, as of April 2, 2010.
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

     We estimate the fair values of the reporting units using discounted cash flows and other indicators of fair value such as market comparable transactions. We base the forecast of future cash flows on our best estimate of the future revenues and operating costs, which we derive primarily from existing firm orders, expected future orders, contracts with suppliers, labor agreements and general market conditions. Changes in these forecasts could cause a particular reporting unit to either pass or fail the first step in the authoritative guidance related to the goodwill impairment model, which could significantly influence whether a goodwill impairment needs to be recorded. We adjust the cash flow forecasts by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation. In applying the first step, which is identification of any impairment of goodwill, no impairment of goodwill has resulted.
Property, equipment and satellites
     Equipment, computers and software, furniture and fixtures, and our ViaSat-1 satellite and related gateway equipment under construction are recorded at cost, net of accumulated depreciation. Costs are capitalized as incurred and for our satellite include construction, launch and insurance. Satellite construction costs, including launch services and insurance, are generally procured under long-term contracts that provide for payments by us over the contract periods. Also, we are constructing gateway facilities and network operations systems to support the satellite under construction and these construction costs are capitalized as incurred. Interest expense is capitalized on the carrying value of the satellite and related gateway and networking equipment during the construction period. Satellite construction and launch services costs are capitalized to reflect progress toward completion, which typically coincides with contract milestone payment schedules. Insurance premiums related to the satellite launch and subsequent in-orbit testing are capitalized and amortized over the estimated useful lives of the satellite. Performance incentives payable in future periods are dependent on the continued satisfactory performance of the satellite in service.
     As a result of the acquisition of WildBlue on December 15, 2009, we acquired the WildBlue-1 satellite (which was placed into service in March 2007) and an exclusive prepaid lifetime capital lease of Ka-band capacity on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and related gateway equipment on both satellites. The acquired assets also included the indoor and outdoor customer premise equipment (CPE) units leased to subscribers under WildBlue’s retail leasing program.
     Occasionally, we may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of October 1, 2010, assets under capital lease totaled approximately $2.7 million. During the three and six months ended October 1, 2010, we recorded immaterial amounts of capital lease amortization in depreciation expense. There were no assets under capital lease as of April 1, 2010 and no capital lease amortization for the three and six months ended October 2, 2009.
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
Income taxes and valuation allowance on deferred tax assets
     Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with the authoritative guidance for income taxes (SFAS 109, “Accounting for Income Taxes” / ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our valuation allowance against deferred tax assets increased from $13.1 million at April 2, 2010 to $13.4 million at October 1, 2010. The valuation allowance primarily relates to state net operating loss carryforwards and research credit carryforwards available to reduce state income taxes.
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
Results of Operations
     The following table presents, as a percentage of product, service or total revenues, income statement data for the periods indicated.

	Three Months Ended		Six Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Revenues	100.0%	100.0%	100.0%	100.0%
Product revenues	64.5	94.2	64.8	94.3
Service revenues	35.5	5.8	35.2	5.7
Operating expenses:
Cost of product revenues	69.3	69.3	72.5	70.0
Cost of service revenues	59.3	73.3	58.8	70.8
Selling, general and administrative	21.2	18.0	20.7	17.5
Independent research and development	3.9	4.2	3.8	4.3
Amortization of acquired intangible assets	2.6	0.8	2.5	0.9
Income from operations	6.6	7.5	5.2	7.3
Income before income taxes	6.2	7.4	4.5	7.2
Net income	3.9	5.7	2.9	5.4
Net income attributable to ViaSat, Inc.	3.9	5.7	2.8	5.5
Three Months Ended October 1, 2010 vs. Three Months Ended October 2, 2009
Product revenues

	Three Months Ended		Dollar	Percentage
	October 1,	October 2,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Product revenues	$127.6	$151.3	$(23.8)	(15.7)%
Percentage of total revenues	64.5%	94.2%
     Product revenues decreased from $151.3 million to $127.6 million during the second quarter of fiscal year 2011 compared to the same period last fiscal year. The decrease in product revenues was primarily due to lower product sales of $10.3 million in consumer broadband products, $7.6 million in tactical data link products, $6.2 million in satellite networking technology development programs, $2.3 million in unmanned aerial vehicles (UAVs) related products, $2.2 million related to mobile broadband satellite communication systems and approximately $2.2 million from various other defense and commercial products. These decreases were offset by higher product sales of $3.6 million in antenna systems products and $3.4 million from next-generation broadband equipment development programs.

Service revenues

	Three Months Ended		Dollar	Percentage
	October 1,	October 2,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Service revenues	$70.3	$9.3	$61.0	654.0%
Percentage of total revenues	35.5%	5.8%
     Service revenues increased from $9.3 million to $70.3 million during the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010 primarily due to the acquisition of WildBlue in December 2009, which contributed $53.5 million of service revenues in the second quarter of fiscal year 2011. The remainder of the service revenue increase was driven by higher sales of $3.8 million in government satellite communication systems services and approximately $3.7 million spread across various other commercial and defense services.
Cost of product revenues

	Three Months Ended		Dollar	Percentage
	October 1,	October 2,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Cost of product revenues	$88.5	$104.8	$(16.4)	(15.6)%
Percentage of product revenues	69.3%	69.3%
     Cost of product revenues decreased approximately $16.4 million from $104.8 million to $88.5 million during the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010 primarily due to decreased product revenues as margin basis remained overall unchanged. Across various defense products, we experienced product cost reductions (on a constant margin basis), which were offset by product cost increases (on a constant margin basis) spread across various commercial products. Cost of product revenues may fluctuate in future periods depending on the mix of products sold, competition, new product introduction costs and other factors.
Cost of service revenues

	Three Months Ended		Dollar	Percentage
	October 1,	October 2,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Cost of service revenues	$41.7	$6.8	$34.9	510.4%
Percentage of service revenues	59.3%	73.3%
     Cost of service revenues increased from $6.8 million to $41.7 million during the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010 primarily due to the service revenue increase resulting from the acquisition of WildBlue in December 2009, as well as service revenue increases from our government satellite communication systems services and mobile broadband services. These increases in cost of service revenues were slightly offset by cost of service reductions (on a constant margin basis) from our government satellite communication systems services.
Selling, general and administrative expenses

	Three Months Ended		Dollar	Percentage
	October 1,	October 2,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Selling, general and administrative	$42.0	$28.9	$13.0	45.0%
Percentage of total revenues	21.2%	18.0%
     The increase in selling, general and administrative (SG&A) expenses of $13.0 million in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010 was primarily attributable to $14.3 million in SG&A attributable to WildBlue in the second quarter of fiscal year 2011 compared to $2.5 million in transaction-related expenses incurred during the second quarter of fiscal year 2010 in connection with the then-pending WildBlue acquisition. The remaining increase in SG&A in the second quarter of fiscal year 2011 compared to the same period last fiscal year relates to increased support costs to support our business growth. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government, commercial and satellite service sales opportunities.

Independent research and development

	Three Months Ended		Dollar	Percentage
	October 1,	October 2,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Independent research and development	$7.6	$6.7	$0.9	13.9%
Percentage of total revenues	3.9%	4.2%
     The increase in independent, research and development (IR&D) expenses of approximately $0.9 million in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010 reflected an increase in our government systems segment of approximately $0.6 million, principally related to next-generation military satellite communication systems development programs and our commercial networks segment of approximately $0.3 million.
Amortization of acquired intangible assets
     We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from eight months to ten years. The increase in amortization of approximately $3.7 million in the second quarter of fiscal year 2011 compared to the same period last fiscal year was primarily due to the amortization of approximately $3.2 million related to the new intangibles acquired as a result of the WildBlue acquisition in December 2009 and an increase in amortization of approximately $0.6 million related to the new intangibles acquired as a result of the Stonewood acquisition in July 2010, slightly offset by a decrease in amortization due to the fact that certain acquired technology intangibles in our commercial networks segment became fully amortized over the preceding twelve months. Current and expected amortization expense for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended October 1, 2010	$9,704

Expected for the remainder of fiscal year 2011	$9,848
Expected for fiscal year 2012	18,898
Expected for fiscal year 2013	15,788
Expected for fiscal year 2014	14,044
Expected for fiscal year 2015	13,968
Thereafter	18,837

$91,383

Interest income
     Interest income in the three months ended October 1, 2010 compared to the three months ended October 2, 2009 remained relatively flat as we experienced similar average interest rates on our investments and slightly lower average invested cash balances during the second quarter of fiscal year 2011 compared to the same period last fiscal year.
Interest expense
     The increase in interest expense from the second quarter of fiscal year 2010 to the second quarter of fiscal year 2011 of $0.7 million was primarily due to the interest expense incurred during the three months ended October 1, 2010 on the Notes, which were issued during the third quarter of fiscal year 2010. This increase in interest expense was slightly offset by a reduction in the interest expense incurred under the Credit Facility, which had lower average outstanding balances during the second quarter of fiscal year 2011 compared to second quarter of fiscal year 2010. Interest expense is net of capitalized interest associated with the construction of our ViaSat-1 satellite and other assets currently under construction of $6.7 million and $1.2 million for the three months ended October 1, 2010 and October 2, 2009, respectively.
Provision for income taxes
     Our effective tax rate for the three months ended October 1, 2010 was approximately 36.0%, which approximates the 36.5% estimated annual effective tax rate for fiscal year 2011, compared to an effective tax rate of 23.6% for the three months ended October 2, 2009. As a result of the December 31, 2009 expiration of the federal research and development tax credit, our estimated annual effective tax rate for fiscal year 2011 does not include the benefit of the federal research and development tax credit. If the federal research and development tax credit is reinstated, we may have a lower annual effective tax rate for fiscal year 2011 and the amount of any such tax rate reduction will depend on the effective date of any such reinstatement, the terms of the reinstatement, as well as the amount of eligible research and development expenses in the reinstated period.
Segment Results for the Three Months Ended October 1, 2010 vs. Three Months Ended October 2, 2009
Government systems segment
Revenues

	Three Months Ended		Dollar	Percentage
	October 1,	October 2,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Revenues	$94.9	$102.8	$(7.9)	(7.6)%
     The revenue decrease in our government systems segment in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010 was primarily attributable to lower revenues of $6.8 million in tactical data link products and services, $2.0 million in information assurance products and $2.0 million in UAV-related products, offset by higher sales of $3.0 million in government satellite communication systems.
Segment operating profit

	Three Months Ended		Dollar	Percentage
	October 1,	October 2,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Operating profit	$12.8	$14.3	$(1.5)	(10.2)%
Percentage of segment revenue	13.5%	13.9%
     The decrease in our government systems segment operating profit of $1.5 million during the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010 was due to decreased revenues, an increase in selling, support and new business proposal costs of approximately $2.6 million and an increase in IR&D expenses of approximately $0.6 million, offset by higher product contributions of $1.7 million mainly related to our government satellite communication programs in the second quarter of fiscal year 2011.
Commercial networks segment
Revenues

	Three Months Ended		Dollar	Percentage
	October 1,	October 2,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Revenues	$44.3	$54.4	$(10.1)	(18.5)%
     The decrease in commercial networks segment revenue in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010 of approximately $10.1 million was primarily attributable to decreases in revenues of $10.8 million in consumer broadband products and services, $5.8 million in satellite networking technology development programs and $2.1 million related to mobile broadband satellite communication systems, offset by higher sales of $4.6 million in antenna systems products and services and $3.4 million in next-generation broadband equipment development programs.
     Segment operating (loss) profit

	Three Months Ended		Dollar	Percentage
	October 1,	October 2,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Operating (loss) profit	$(2.3)	$2.5	$(4.8)	(195.8)%
Percentage of segment revenues	(5.3)%	4.5%

     Our commercial networks segment results yielded an operating loss in the second quarter of fiscal year 2011 compared to an operating profit in the same period last fiscal year. This change was primarily due to lower earnings contributions of approximately $5.4 million from lower revenues and an increase in IR&D costs of approximately $0.3 million, which were partly offset by a decrease in selling, support and new business proposal costs of approximately $0.9 million.
Satellite services segment
Revenues

	Three Months Ended		Dollar	Percentage
	October 1,	October 2,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Revenues	$58.6	$3.5	$55.1	1,576.4%
     The increase in satellite services segment revenue in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010 of approximately $55.1 million was primarily attributable to the acquisition of WildBlue in December 2009.
Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
	October 1,	October 2,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Operating profit (loss)	$7.7	$(3.3)	$11.0	331.1%
Percentage of segment revenues	13.1%	(95.3)%
     Our satellite services segment generated an operating profit in the second quarter of fiscal year 2011 compared to an operating loss in the same period last fiscal year. This change was primarily attributable to the operating results of WildBlue, which was acquired in December 2009.
Six Months Ended October 1, 2010 vs. Six Months Ended October 2, 2009
Product revenues

	Six Months Ended		Dollar	Percentage
	October 1,	October 2,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Product revenues	$252.6	$300.7	$(48.2)	(16.0)%
Percentage of total revenues	64.8%	94.3%
     Product revenues decreased from $300.7 million to $252.6 million during the first six months of fiscal year 2011 compared to the same period last fiscal year. The decrease in product revenues was primarily due to lower product sales of $17.2 million in consumer broadband products, $16.0 million in enterprise VSAT networks and products, $11.5 million in satellite networking technology development programs, $11.5 million in tactical data link products, $7.4 million in information assurance products and $2.7 million in mobile broadband satellite communication systems, offset by higher product sales of $12.5 million in antenna systems products, $3.7 million in next-generation broadband equipment development programs and approximately $1.9 million from various other commercial products.
Service revenues

	Six Months Ended		Dollar	Percentage
	October 1,	October 2,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Service revenues	$137.3	$18.3	$119.0	649.0%
Percentage of total revenues	35.2%	5.7%
     Service revenues increased from $18.3 million to $137.3 million during the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010 primarily due to the acquisition of WildBlue in December 2009, which contributed $107.0 million of service revenues in the first six months of fiscal year 2011. The remainder of the service revenue increase was primarily driven by service revenue growth of approximately $7.3 million from our government satellite communication systems, $1.4 million from mobile broadband services, $1.2 million from our antenna systems services and $2.1 million from various other defense and commercial services.
Cost of product revenues

	Six Months Ended		Dollar	Percentage
	October 1,	October 2,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Cost of product revenues	$183.2	$210.4	$(27.2)	(12.9)%
Percentage of product revenues	72.5%	70.0%
     Cost of product revenues decreased from $210.4 million to $183.2 million during the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010 primarily due to decreased product revenues, which caused a decrease of approximately $33.7 million in cost of product revenues (on a constant margin basis) and approximately $2.0 million of cost reductions spread across various other defense and commercial products, offset by an increase in cost of product revenues of $8.5 million due to an additional program forward loss in our government systems segment for a government satellite communication program recorded in the first quarter of fiscal year 2011, as discussed below.
     In June 2010, we performed extensive integration testing of numerous system components that had been separately developed as part of a government satellite communication program. As a result of this testing and subsequent internal reviews and analyses, we determined that significant additional rework was required in order to complete the program requirements and specifications and to prepare for a scheduled customer test in our fiscal second quarter. This additional rework and engineering effort resulted in a substantial increase in estimated labor and material costs to complete the program. Accordingly, during the first quarter of fiscal year 2011, we recorded an additional forward loss of $8.5 million related to this estimate of program costs. While we believe the additional forward loss is adequate to cover known risks to date and that steps taken to improve the program performance will be effective, the program is on going and our efforts and the end results must be satisfactory to the customer. We believe that our estimate of costs to complete the program is appropriate based on known information, but cannot provide absolute assurance that additional costs will not be incurred.
     Cost of product revenues may fluctuate in future periods depending on the mix of products sold, competition, new product introduction costs and other factors.
Cost of service revenues

	Six Months Ended		Dollar	Percentage
	October 1,	October 2,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Cost of service revenues	$80.8	$13.0	$67.8	522.6%
Percentage of service revenues	58.8%	70.8%
     Cost of service revenues increased from $13.0 million to $80.8 million during the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010 primarily due to the service revenue increase resulting from the acquisition of WildBlue in December 2009, which represented approximately $59.8 million of cost of service revenues increase in the first six months of fiscal year 2011. The remainder of the increase in cost of service revenues, approximately $4.7 million in our government satellite communication systems services and approximately $2.2 million in our mobile broadband services, was primarily driven by service revenue increases and approximately $1.1 million of cost increases spread across various other defense and commercial services. Cost of service revenues may fluctuate in future periods depending on the mix of services provided, competition, new service introduction costs and other factors.
Selling, general and administrative expenses

	Six Months Ended		Dollar	Percentage
	October 1,	October 2,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Selling, general and administrative	$80.9	$55.8	$25.0	44.8%
Percentage of total revenues	20.7%	17.5%
     The increase in SG&A expenses of $25.0 million in the first six months of fiscal year 2011 compared to the same period last fiscal year was primarily attributable to $26.4 million in SG&A attributable to WildBlue in the first six months of fiscal year 2011, of which $0.5 million related to additional post-acquisition charges recorded for restructuring costs related to terminated employees, compared to $2.5 million in transaction-related expenses incurred during the same period of last fiscal year in connection with the then-pending WildBlue acquisition. The remaining $1.1 million increase in SG&A expense in the first six months of fiscal year 2011 compared to the same period last fiscal year mainly relates to increased support costs related to business growth mainly in our government systems segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government, commercial and satellite service sales opportunities.

Independent research and development

	Six Months Ended		Dollar	Percentage
	October 1,	October 2,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Independent research and development	$14.9	$13.7	$1.2	9.1%
Percentage of total revenues	3.8%	4.3%
     The increase in IR&D expenses of approximately $1.2 million in the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010 reflected an increase in the commercial networks segment of $1.6 million, principally related to development of next-generation consumer broadband products, offset by a decrease in the government systems segment of approximately $0.4 million.
Amortization of acquired intangible assets
     We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from eight months to ten years. The increase in amortization of approximately $6.8 million in the first six months of fiscal year 2011 compared to the same period last fiscal year was primarily due to the amortization of approximately $6.5 million related to the new intangibles acquired as a result of the WildBlue acquisition in December 2009 and an increase in amortization of approximately $0.6 million related to the new intangibles acquired as a result of the Stonewood acquisition in July 2010, slightly offset by a decrease in amortization due to the fact that certain acquired technology intangibles in our commercial networks segment became fully amortized over the preceding twelve months. Current and expected amortization expense for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended October 1, 2010	$9,704

Expected for the remainder of fiscal year 2011	$9,848
Expected for fiscal year 2012	18,898
Expected for fiscal year 2013	15,788
Expected for fiscal year 2014	14,044
Expected for fiscal year 2015	13,968
Thereafter	18,837

$91,383

Interest income
     Interest income for the six months ended October 1, 2010 compared to the six months ended October 2, 2009 remained relatively flat as we experienced similar average interest rates on our investments but slightly higher average invested cash balances during the first six months of fiscal year 2011 compared to the same period last fiscal year.
Interest expense
     The increase in interest expense from the first six months of fiscal year 2010 to the first six months of fiscal year 2011 of $2.7 million was primarily due to the interest expense incurred during the six months ended October 1, 2010 on the Notes, which were issued during the third quarter of fiscal year 2010. Interest expense is net of capitalized interest associated with the construction of our ViaSat-1 satellite and other assets currently under construction of $12.7 million and $1.2 million for the six months ended October 1, 2010 and October 2, 2009, respectively.
Provision for income taxes
     Our effective tax rate for the six months ended October 1, 2010 was approximately 36.2%, which approximates the 36.5% estimated annual effective tax rate for fiscal year 2011, compared to an effective tax rate of 24.7% for the six months ended October 2, 2009. As a result of the December 31, 2009 expiration of the federal research and development tax credit, our estimated annual effective tax rate for fiscal year 2011 does not include the benefit of the federal research and development tax credit. If the federal research and development tax credit is reinstated, we may have a lower annual effective tax rate for fiscal year 2011 and the amount of any such tax rate reduction will depend on the effective date of any such reinstatement, the terms of the reinstatement, as well as the amount of eligible research and development expenses in the reinstated period.
Segment Results for the Six Months Ended October 1, 2010 vs. Six Months Ended October 2, 2009
Government systems segment
Revenues

	Six Months Ended		Dollar	Percentage
	October 1,	October 2,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Revenues	$183.8	$195.4	$(11.6)	(5.9)%
     The revenue decrease in our government systems segment in the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010 was primarily attributable to lower revenues of $10.4 million in tactical data link products and services, $7.4 million in information assurance products and $1.6 million in UAV-related products, offset by higher sales of $7.3 million in government satellite communication systems services.
Segment operating profit

	Six Months Ended		Dollar	Percentage
	October 1,	October 2,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Operating profit	$14.5	$26.4	$(11.9)	(45.2)%
Percentage of segment revenue	7.9%	13.5%
     The decrease in our government systems segment operating profit of $11.9 million during the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010 was primarily due to decreased revenues coupled with lower product contributions, mainly related to the $8.5 million forward loss recorded on a government satellite communication program in the first quarter of fiscal year 2011 as discussed below, as well as an increase in selling, support and new business proposal costs.
     In June 2010, we performed extensive integration testing of numerous system components that had been separately developed as part of a government satellite communication program. As a result of this testing and subsequent internal reviews and analyses, we determined that significant additional rework was required in order to complete the program requirements and specifications and to prepare for a scheduled customer test in our fiscal second quarter. This additional rework and engineering effort resulted in a substantial increase in estimated labor and material costs to complete the program. Accordingly, during the first quarter of fiscal year 2011 we recorded an additional forward loss of $8.5 million related to this estimate of program costs. While we believe the additional forward loss is adequate to cover known risks to date and that steps taken to improve the program performance will be effective, the program is on going and our efforts and the end results must be satisfactory to the customer. We believe that our estimate of costs to complete the program is appropriate based on known information, but cannot provide absolute assurance that additional costs will not be incurred.
Commercial networks segment
Revenues

	Six Months Ended		Dollar	Percentage
	October 1,	October 2,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Revenues	$89.9	$117.7	$(27.8)	(23.6)%
     The decrease of approximately $27.8 million in commercial networks segment revenue in the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010 was primarily attributable to decreases in revenues of $18.3 million in consumer broadband products and services, $15.2 million in enterprise VSAT networks products and services, $10.9 million in satellite networking technology development and $2.6 million in mobile broadband satellite communication systems, offset by higher sales of $13.6 million in antenna systems products and services, $3.7 million in next-generation broadband equipment development programs and approximately $1.9 million spread across various other products and services.

Segment operating (loss) profit

	Six Months Ended		Dollar	Percentage
	October 1,	October 2,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Operating (loss) profit	$(3.5)	$3.8	$(7.3)	(192.9)%
Percentage of segment revenues	(3.9)%	3.2%
     Our commercial networks segment results yielded an operating loss in the first six months of fiscal year 2011 compared to an operating profit in the same period last fiscal year. This change was primarily due to lower earnings contributions of approximately $9.0 million from lower revenues and an increase in IR&D costs of approximately $1.6 million, which were partly offset by a decrease in selling, support and new business proposal costs of approximately $3.2 million.
Satellite services segment
Revenues

	Six Months Ended		Dollar	Percentage
	October 1,	October 2,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Revenues	$116.2	$6.0	$110.2	1,836.7%
     The increase of approximately $110.2 million in satellite services segment revenue in the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010 was primarily attributable to the acquisition of WildBlue in December 2009, which contributed $109.2 million of revenues in our satellite services segment in the first six months of fiscal year 2011. The remainder of the revenue increase in our satellite services segment was primarily driven by growth in our mobile broadband services revenues.
Segment operating profit (loss)

	Six Months Ended		Dollar	Percentage
	October 1,	October 2,	Increase	Increase
(In millions, except percentages)	2010	2009	(Decrease)	(Decrease)
Operating profit (loss)	$19.2	$(4.0)	$23.2	574.2%
Percentage of segment revenues	16.5%	(67.4)%
     Our satellite services segment generated an operating profit in the first six months of fiscal year 2011 compared to an operating loss in the same period last fiscal year. This change was primarily attributable to the acquisition of WildBlue in December 2009.
Backlog
     As reflected in the table below, firm backlog increased during the first six months of fiscal year 2011, primarily due to some expected contract awards we pursued in fiscal year 2010 and negotiations completed in the first six months of fiscal year 2011. Funded backlog remained relatively flat.

	October 1, 2010	April 2, 2010
	(In millions)
Firm backlog
Government Systems segment	$272.1	$217.8
Commercial Networks segment	246.6	283.5
Satellite Services segment	23.6	27.5

Total	$542.3	$528.8

Funded backlog
Government Systems segment	$249.4	$210.0
Commercial Networks segment	246.6	283.5
Satellite Services segment	23.6	27.5

Total	$519.6	$521.0

Contract options	$27.4	$27.3

     The firm backlog does not include contract options. Of the $542.3 million in firm backlog, approximately $222.2 million is expected to be delivered during the remaining six months of fiscal year 2011, and the balance is expected to be delivered in fiscal year 2012 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.
     Our total new awards were $251.7 million and $404.6 million in the three and six months ended October 1, 2010, respectively, compared to $225.7 million and $346.3 million for the three and six months ended October 2, 2009, respectively.
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
     Cash provided by operating activities for the first six months of fiscal year 2011 was $96.1 million as compared to cash provided by operating activities of $0.9 million for the first six months of fiscal year 2010. This $95.2 million increase in cash provided by operating activities was primarily derived from a $50.4 million year-over-year net decrease in cash used for net operating assets coupled with an additional $44.8 million generated from operating results (net income adjusted for depreciation, amortization and other non-cash charges). The net operating asset decrease was predominantly due to an increase of approximately $7.7 million from April 2, 2010 in our collections in excess of revenues and deferred revenues included in accrued liabilities, primarily due to timing of billings in our satellite services segment, and a decrease of approximately $4.4 million from April 2, 2010 in our combined billed and unbilled accounts receivable, net, primarily due to collection and timing of certain milestones in our commercial networks segment.
     Cash used in investing activities in the first six months of fiscal year 2011 was $131.4 million as compared to $61.7 million for the first six months of fiscal year 2010. This $69.7 million increase in cash used in investing activities was primarily related to an increase of approximately $45.8 million in capital expenditures for constructing gateway facilities and network operation systems, new CPE units and other general purpose equipment, an increase of approximately $7.9 million in payments for the construction of ViaSat-1 and approximately $13.5 million of net cash used for the acquisition of Stonewood.
     Cash used in financing activities for the first six months of fiscal year 2011 was $0.7 million as compared to cash provided by financing activities of $80.8 million for the first six months of fiscal year 2010. This $81.4 million increase in cash outflow was primarily related to the $15.0 million, net, repayment of borrowings under our Credit Facility, compared to $80.0 million in proceeds, net of issuance costs, received from borrowings under our Credit Facility during the same period last fiscal year. In addition, cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, which was approximately $11.8 million higher for the first six months of fiscal year 2011 compared to the same period last fiscal year, offset by the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.
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
Credit Facility and liquidity
     We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities. At October 1, 2010, we had $53.8 million in cash and cash equivalents, $172.5 million in working capital and $45.0 million in principal amount of outstanding borrowings under our Credit Facility. At April 2, 2010, we had $89.6 million in cash and cash equivalents, $214.5 million in working capital and $60.0 million in principal amount of outstanding borrowings under our Credit Facility. Our cash and cash equivalents are held in accounts managed by third party financial institutions. To date, we have experienced no loss of access to our cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
     The Credit Facility, as amended, provides a revolving line of credit of $275.0 million (including up to $35.0 million of letters of credit), which matures on July 1, 2012. Borrowings under the Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, Eurodollar rate plus 1.00% or the administrative agent’s prime rate as announced from time to time, or (2) at the Eurodollar rate plus, in the case of each of (1) and (2), an applicable margin that is based on the ratio of our debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At October 1, 2010, the weighted average effective interest rate on our outstanding borrowings under the Credit Facility was 4.29%. We have capitalized certain amounts of interest expense on our Credit Facility in connection with the construction of ViaSat-1 and other assets currently under construction. The Credit Facility is guaranteed by certain of our domestic subsidiaries and collateralized by substantially all of our respective assets.
     At October 1, 2010, we had $45.0 million in principal amount of outstanding borrowings under the Credit Facility and $13.4 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility of $216.6 million. At April 2, 2010, we had $60.0 million in principal amount of outstanding borrowings under the Credit Facility and $12.9 million outstanding under standby letters of credit.

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
Contractual Obligations
     The following table sets forth a summary of our obligations at October 1, 2010:

		For the
		Remainder of
		Fiscal Year	For the Fiscal Years Ending
(In thousands)	Total	2011	2012-2013	2014-2015	Thereafter
Operating leases and satellite capacity agreements	$138,113	$14,130	$46,520	$42,423	$35,040
Capital lease	2,932	—	2,346	586	—
The Notes (1)	420,421	12,203	48,813	48,813	310,592
Line of credit	45,000	—	45,000	—	—
Standby letters of credit	13,377	5,942	7,435	—	—
Purchase commitments including satellite-related agreements	485,842	174,760	70,549	150,818	89,715

Total	$1,105,685	$207,035	$220,663	$242,640	$435,347

(1)	Includes total interest payments on the Notes of $12.2 million for the remainder of fiscal year 2011, $48.8 million in fiscal 2012-2013, $48.8 million in fiscal 2014-2015 and $35.6 million thereafter.
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
     Our condensed consolidated balance sheets included $30.2 million and $24.4 million of “other liabilities” as of October 1, 2010 and April 2, 2010, respectively, which primarily consisted of our long-term warranty obligations, deferred lease credits, long-term portion of deferred revenue and long-term unrecognized tax position liabilities. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 10 of the notes to condensed consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 8 for a discussion of our product warranties.

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
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements at October 1, 2010 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our financial statements included in this Quarterly Report or in our Annual Report on Form 10-K for the year ended April 2, 2010.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
     Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, and short-term and long-term obligations, including the Credit Facility and the Notes. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. As of October 1, 2010, we had $45.0 million and $275.0 million in principal amount of outstanding borrowings under our Credit Facility and Notes, respectively, and we held no short-term investments. Our exposure to market risk for changes in interest rates relates primarily to borrowings under our Credit Facility, cash equivalents, short-term investments and short-term obligations, as our Notes bear interest at a fixed rate.
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
     As of October 1, 2010, we had $45.0 million in principal amount of outstanding borrowings under our Credit Facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin that is based on the ratio of our debt to EBITDA. As of October 1, 2010, the weighted average effective interest rate on our outstanding borrowings under the Credit Facility was 4.29%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred prior to effects of capitalized interest and cash flow by approximately $0.2 million.

Foreign exchange risk
     We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies and we pay some of our vendors in Euros, we are exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.
     As of October 1, 2010, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign currency forward contracts with a notional amount of $11.7 million had a fair value of approximately $0.3 million and were recorded as a receivable as of October 1, 2010. The fair value of these foreign currency forward contracts as of October 1, 2010 would have changed by approximately $1.2 million if the foreign currency forward rate for the Euro to the U.S. dollar on these foreign currency forward contracts had changed by 10%.
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
     As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of October 1, 2010, the end of the period covered by this Quarterly Report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 1, 2010.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On July 8, 2010, we issued 144,962 shares of ViaSat common stock to former shareholders of Stonewood as part of the consideration paid for the acquisition of Stonewood, as described in Note 11 of the notes to condensed consolidated financial statements. The issuance of common stock was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.
Item 6. Exhibits
     The Exhibit Index on page 55 is incorporated herein by reference as the list of exhibits required as part of this Quarterly Report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2010	VIASAT, INC.
/s/ Mark D. Dankberg
Mark D. Dankberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Ronald G. Wangerin
Ronald G. Wangerin
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1*	Form of Change in Control Severance Agreement between ViaSat, Inc. and each of its executive officers	8-K	000-21767	10.1	8/4/2010

10.2 *	1996 Equity Participation Plan of ViaSat, Inc. (As Amended and Restated Effective September 22, 2010)	8-K	000-21767	10.1	9/24/2010

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase					X

101.LAB**	XBRL Taxonomy Extension Labels Linkbase					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase					X

*	Indicates management contract, compensatory plan or arrangement.

**	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are otherwise not subject to liability under these sections.