Form 10-Q
period 2010-12-31
VIASAT INC
filed 2011-02-09
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2010.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________ to __________
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of February 1, 2011 was 41,598,623

VIASAT, INC.

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Condensed Consolidated Statement of Equity and Comprehensive Income	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3. Quantitative and Qualitative Disclosures About Market Risk	52
Item 4. Controls and Procedures	53
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	53
Item 1A. Risk Factors	54
Item 6. Exhibits	54
Signatures	55
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
VIASAT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	December 31, 2010	April 2, 2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$45,364	$89,631
Accounts receivable, net	175,949	176,351
Inventories	95,747	82,962
Deferred income taxes	17,346	17,346
Prepaid expenses and other current assets	25,329	28,857

Total current assets	359,735	395,147

Satellites, net	532,345	495,689
Property and equipment, net	201,643	155,804
Other acquired intangible assets, net	86,311	89,389
Goodwill	82,559	75,024
Other assets	93,308	82,499

Total assets	$1,355,901	$1,293,552

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$55,023	$78,355
Accrued liabilities	122,178	102,251
Current portion of other long-term debt	760	—

Total current liabilities	177,961	180,606

Senior Notes due 2016, net	272,172	271,801
Other long-term debt	51,991	60,000
Other liabilities	30,309	24,395

Total liabilities	532,433	536,802

Commitments and contingencies (Note 9)
Equity:
ViaSat, Inc. stockholders’ equity
Common stock	4	4
Paid-in capital	592,769	545,962
Retained earnings	242,578	218,607
Common stock held in treasury	(17,532)	(12,027)
Accumulated other comprehensive income	1,747	459

Total ViaSat, Inc. stockholders’ equity	819,566	753,005
Noncontrolling interest in subsidiary	3,902	3,745

Total equity	823,468	756,750

Total liabilities and equity	$1,355,901	$1,293,552

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
		(In thousands, except per share data)
Revenues:
Product revenues	$126,434	$137,146	$379,022	$437,889
Service revenues	69,507	19,218	206,812	37,549

Total revenues	195,941	156,364	585,834	475,438
Operating expenses:
Cost of product revenues	95,009	98,708	278,174	309,105
Cost of service revenues	41,923	11,613	122,682	24,585
Selling, general and administrative	40,413	34,416	121,286	90,259
Independent research and development	6,661	7,864	21,597	21,559
Amortization of acquired intangible assets	4,923	1,901	14,627	4,768

Income from operations	7,012	1,862	27,468	25,162

Other income (expense):
Interest income	46	382	248	580
Interest expense	(60)	(2,121)	(3,151)	(2,530)

Income before income taxes	6,998	123	24,565	23,212

(Benefit) provision for income taxes	(5,929)	(2,940)	437	2,765

Net income	12,927	3,063	24,128	20,447
Less: Net income (loss) attributable to the noncontrolling interest, net of tax	3	(183)	157	(243)

Net income attributable to ViaSat, Inc.	$12,924	$3,246	$23,971	$20,690

Basic net income per share attributable to ViaSat, Inc. common stockholders	$.31	$.10	$.59	$.65
Diluted net income per share attributable to ViaSat, Inc. common stockholders	$.30	$.09	$.56	$.62

Shares used in computing basic net income per share	41,205	32,777	40,604	31,863
Shares used in computing diluted net income per share	43,352	34,725	42,799	33,591
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	December 31, 2010	January 1, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$24,128	$20,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61,980	17,432
Amortization of intangible assets	14,628	4,820
Stock-based compensation expense	12,690	8,412
Other non-cash adjustments	6,084	(5,477)
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	1,901	(9,953)
Inventories	(11,273)	(6,580)
Other assets	(422)	5,360
Accounts payable	(6,112)	7,750
Accrued liabilities	17,124	16,288
Other liabilities	2,584	(636)

Net cash provided by operating activities	123,312	57,863
Cash flows from investing activities:
Purchase of property, equipment and satellites	(151,730)	(85,429)
Payment related to acquisition of business, net of cash acquired	(13,456)	(377,987)
Cash paid for patents, licenses and other assets	(11,524)	(10,004)
Change in restricted cash, net	—	5,150

Net cash used in investing activities	(176,710)	(468,270)
Cash flows from financing activities:
Payments on line of credit	(40,000)	(123,000)
Proceeds from line of credit borrowings	30,000	263,000
Proceeds from issuance of long-term debt, net of discount	—	271,582
Payment of debt issuance costs	—	(11,598)
Proceeds from issuance of common stock under equity plans	24,391	14,764
Purchase of common stock in treasury	(5,505)	(2,297)
Incremental tax benefits from stock-based compensation	—	1,104

Net cash provided by financing activities	8,886	413,555
Effect of exchange rate changes on cash	245	477

Net (decrease) increase in cash and cash equivalents	(44,267)	3,625
Cash and cash equivalents at beginning of period	89,631	63,491

Cash and cash equivalents at end of period	$45,364	$67,116

Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$5,096	$5,090
Issuance of common stock in connection with acquisition	$4,630	$131,888
Equipment acquired under capital lease	$2,751	$—
Issuance of common stock in connection with license right obtained	$—	$303
See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share data)

	ViaSat, Inc. Stockholders
	Common Stock				Common Stock Held		Accumulated
	Number of				in Treasury		Other	Noncontrolling
	Shares		Paid-in	Retained	Number of		Comprehensive	Interest in		Comprehensive
	Issued	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Subsidiary	Total	Income
Balance at April 2, 2010	40,199,770	$4	$545,962	$218,607	(407,137)	$(12,027)	$459	$3,745	$756,750
Exercise of stock options	1,018,672	—	20,094	—	—	—	—	—	20,094
Issuance of stock under Employee Stock Purchase Plan	159,940	—	4,297	—	—	—	—	—	4,297
Stock-based compensation expense	—	—	12,690	—	—	—	—	—	12,690
Shares issued in settlement of certain accrued employee compensation liabilities	162,870	—	5,096	—	—	—	—	—	5,096
RSU awards vesting	409,642	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(144,871)	(5,505)	—	—	(5,505)
Shares issued in connection with acquisition of business, net of issuance costs	144,962	—	4,630	—	—	—	—	—	4,630
Net income	—	—	—	23,971	—	—	—	157	24,128	$24,128
Hedging transactions, net of tax	—	—	—	—	—	—	160	—	160	160
Foreign currency translation, net of tax	—	—	—	—	—	—	1,128	—	1,128	1,128

Comprehensive income										$25,416

Balance at December 31, 2010	42,095,856	$4	$592,769	$242,578	(552,008)	$(17,532)	$1,747	$3,902	$823,468

See accompanying notes to condensed consolidated financial statements.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Basis of Presentation
     The accompanying condensed consolidated balance sheet at December 31, 2010, the condensed consolidated statements of operations for the three and nine months ended December 31, 2010 and January 1, 2010, the condensed consolidated statements of cash flows for the nine months ended December 31, 2010 and January 1, 2010, and the condensed consolidated statement of equity and comprehensive income for the nine months ended December 31, 2010 have been prepared by the management of ViaSat, Inc. (also referred to hereafter as the Company or ViaSat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended April 2, 2010 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended April 2, 2010 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).
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
     During the second quarter of fiscal year 2011, the Company completed the acquisition of Stonewood Group Limited (Stonewood), a privately held company registered in England and Wales. During the third quarter of fiscal year 2010, the Company completed the acquisition of WildBlue Holding, Inc. (WildBlue), a privately held Delaware corporation. The acquisitions were accounted for as purchases and accordingly, the condensed consolidated financial statements include the operating results of Stonewood and WildBlue from the dates of acquisition (see Note 11).
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
Property, equipment and satellites
     Equipment, computers and software, furniture and fixtures and the Company’s satellite and related gateway and networking equipment under construction are recorded at cost, net of accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets ranging from two to twenty-four years. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term or the life of the improvement. Additions to property, equipment and satellites, together with major renewals and betterments, are capitalized. Maintenance, repairs and minor renewals and betterments are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in operations.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Satellite construction costs, including launch services and insurance, are generally procured under long-term contracts that provide for payments over the contract periods and are capitalized as incurred. The Company is also constructing gateway facilities and network operations systems to support the satellite under construction and these construction costs are capitalized as incurred. Interest expense is capitalized on the carrying value of the satellite, related gateway and networking equipment and other assets during the construction period. With respect to ViaSat-1 (the Company’s high-capacity satellite) and other assets currently under construction, the Company capitalized $7.8 million and $20.5 million of interest expense during the three and nine months ended December 31, 2010, respectively, and $3.8 million and $5.0 million of interest expense during the three and nine months ended January 1, 2010, respectively.
     As a result of the acquisition of WildBlue on December 15, 2009 (see Note 11), the Company acquired the WildBlue-1 satellite (which was placed into service in March 2007) and an exclusive prepaid lifetime capital lease of Ka-band capacity over the continental United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and related gateway and networking equipment on both satellites. The acquired assets also included the indoor and outdoor customer premise equipment (CPE) units leased to subscribers under WildBlue’s retail leasing program. The Company depreciates the satellites, gateway and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of December 31, 2010 was $57.9 million and $15.2 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of April 2, 2010 was $41.5 million and $4.2 million, respectively.
     Occasionally, the Company may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of December 31, 2010, assets under capital leases totaled approximately $2.8 million. During the three and nine months ended December 31, 2010, the Company recorded immaterial amounts of capital lease amortization in depreciation expense. The Company had no capital lease arrangements as of April 2, 2010 and there was no capital lease amortization for the three and nine months ended January 1, 2010.
Patents, orbital slots and orbital licenses
     The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and orbital licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.2 million and $3.0 million related to patents were included in other assets as of December 31, 2010 and April 2, 2010, respectively. Accumulated amortization related to these patents was $0.3 million as of December 31, 2010 and April 2, 2010. Amortization expense related to these patents was less than $0.1 million for each of the three and nine months ended December 31, 2010 and January 1, 2010. The Company also capitalized $5.5 million and $5.2 million of costs related to acquiring and obtaining licenses that were included in other assets as of December 31, 2010 and April 2, 2010, respectively, related to orbital slots and orbital licenses that have not yet been placed into service. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period.
Debt issuance costs
     Debt issuance costs are amortized and recognized as interest expense on a straight-line basis over the expected term of the related debt, which is not materially different from the effective interest rate basis. During the three and nine months ended December 31, 2010, the Company did not pay or capitalize any debt issuance costs. During the three and nine months ended January 1, 2010, the Company paid and capitalized approximately $8.5 million and $11.3 million, respectively, in debt issuance costs related to the Company’s 8.875% Senior Notes due 2016 (the Notes) and additional debt issuance costs related to the Company’s revolving credit facility (the Credit Facility). Unamortized debt issuance costs are recorded in prepaid expenses and other current assets and in other long-term assets in the condensed consolidated balance sheets, depending on the amounts expected to be amortized to interest expense within the next twelve months.
Software development
     Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. The Company capitalized $3.4 million and $11.4 million of costs related to software developed for resale for the three and nine months ended December 31, 2010, respectively. The Company capitalized $2.3 million and $5.3 million of costs related to software developed for resale for the three and nine months ended January 1, 2010, respectively. There was no amortization expense of software development costs for the three and nine months ended December 31, 2010 and January 1, 2010.
Self-insurance liabilities
     The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance policies provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company’s self-insurance liability for the plans was $1.4 million as of December 31, 2010 and April 2, 2010. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as current in accordance with the estimated timing of the projected payments.
Indemnification provisions
     In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At December 31, 2010 and April 2, 2010, no such amounts were accrued.
     Simultaneously with the execution of the merger agreement relating to the acquisition of WildBlue, the Company entered into an indemnification agreement dated September 30, 2009 with several of the former stockholders of WildBlue pursuant to which such former stockholders agreed to indemnify the Company for costs which result from, relate to or arise out of potential claims and liabilities under various WildBlue contracts, an existing appraisal action regarding WildBlue’s 2008 recapitalization, certain rights to acquire securities of WildBlue and a severance agreement. Under the indemnification agreement, the Company is required to pay up to $0.5 million and has recorded a liability of $0.5 million in the condensed consolidated balance sheets as of December 31, 2010 and April 2, 2010 as an element of accrued liabilities.
Noncontrolling interest
     A noncontrolling interest represents the equity interest in a subsidiary that is not attributable, either directly or indirectly, to the Company and is reported as equity of the Company, separately from the Company’s controlling interest. Revenues, expenses, gains, losses, net income or loss and other comprehensive income are reported in the condensed consolidated financial statements at the consolidated amounts, which include the amounts attributable to both the controlling and noncontrolling interest.
Common stock held in treasury
     During the first nine months of fiscal year 2011 and during fiscal year 2010, the Company issued 409,642 and 234,039 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company repurchased 144,871 and 88,438 shares of common stock with a total value of $5.5 million and $2.3 million during the first nine months of fiscal year 2011 and during fiscal year 2010, respectively.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     On January 4, 2010, the Company repurchased 251,731 shares of the Company’s common stock from Intelsat USA Sales Corp for $8.0 million in cash. Repurchased shares of common stock of 552,008 and 407,137 were held in treasury as of December 31, 2010 and April 2, 2010, respectively.
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
     The fair values of the Company’s outstanding foreign currency forward contracts as of December 31, 2010 were as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet
	Classification	Value	Classification	Fair Value
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Other assets	$160	Other liabilities	$—

Total derivatives designated as hedging instruments		$160		$—

     The Company had no foreign currency forward contracts outstanding as of April 2, 2010 and therefore there was no balance in the Company’s accumulated other comprehensive income related to hedging transactions as of April 2, 2010. The notional value of foreign currency forward contracts outstanding as of December 31, 2010 was $6.1 million.
     The effects of foreign currency forward contracts in cash flow hedging relationships during the three months ended December 31, 2010 were as follows:

Amount of
Gain or
(Loss)
	Amount	Location of	Amount of	Location of Gain	Recognized
	of Gain or	Gain or	Gain or	or (Loss)	in Income on
	(Loss)	(Loss)	(Loss)	Recognized in	Derivative
	Recognized	Reclassified	Reclassified	Income on	(Ineffective
	in Accumulated	from	from	Derivative	Portion and
	OCI	Accumulated	Accumulated	(Ineffective	Amount
	on	OCI into	OCI into	Portion and	Excluded
	Derivatives	Income	Income	Amount Excluded	from
Derivatives in Cash	(Effective	(Effective	(Effective	from Effectiveness	Effectiveness
Flow Hedging	Portion)	Portion)	Portion)	Testing)	Testing)
Relationships	(In thousands)
Foreign currency forward contracts	$(120)	Selling, general and administrative	$399	Selling, general and administrative	$—

Total	$(120)		$399		$—

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The effects of foreign currency forward contracts in cash flow hedging relationships during the nine months ended December 31, 2010 were as follows:

Amount of
Gain or
(Loss)
	Amount	Location of	Amount of	Location of Gain	Recognized
	of Gain or	Gain or	Gain or	or (Loss)	in Income on
	(Loss)	(Loss)	(Loss)	Recognized in	Derivative
	Recognized	Reclassified	Reclassified	Income on	(Ineffective
	in Accumulated	from	from	Derivative	Portion and
	OCI	Accumulated	Accumulated	(Ineffective	Amount
	on	OCI into	OCI into	Portion and	Excluded
	Derivatives	Income	Income	Amount Excluded	from
Derivatives in Cash	(Effective	(Effective	(Effective	from Effectiveness	Effectiveness
Flow Hedging	Portion)	Portion)	Portion)	Testing)	Testing)
Relationships	(In thousands)
Foreign currency forward contracts	$160	Selling, general and administrative	$601	Selling, general and administrative	$—

Total	$160		$601		$—

     During the three and nine months ended January 1, 2010, the Company did not settle any foreign currency forward contracts; therefore, there were no realized gains or losses during the three and nine months ended January 1, 2010 related to derivative instruments.
     At December 31, 2010, the estimated net existing income that is expected to be reclassified into income within the next twelve months is approximately $0.2 million. Foreign currency forward contracts usually mature within approximately twelve months from their inception. There were no gains or losses from ineffectiveness of these financial instruments recorded for the three and nine months ended December 31, 2010 and January 1, 2010.
Stock-based compensation
     The Company records compensation expense associated with stock options, restricted stock unit awards and other stock-based compensation in accordance with the authoritative guidance for share-based payments (Statement of Financial Accounting Standards (SFAS) No. 123R (SFAS 123R), “Share-Based Payment” / Accounting Standards Codification (ASC) 718 (ASC 718)). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. The Company recognized $4.4 million and $12.7 million of stock-based compensation expense for the three and nine months ended December 31, 2010, respectively. The Company recognized $3.3 million and $8.4 million of stock-based compensation expense for the three and nine months ended January 1, 2010, respectively.
     For the nine months ended December 31, 2010 the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit award vesting as the excess tax benefit from stock options exercised and restricted stock unit award vesting increased the Company’s net operating loss carryforward. The Company recorded incremental tax benefits from stock options exercised and restricted stock unit awards vesting of $1.1 million for the nine months ended January 1, 2010 which were classified as part of cash flows from financing activities in the condensed consolidated statements of cash flows.
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     In June 2010, the Company performed extensive integration testing of numerous system components that had been separately developed as part of a government satellite communication program. As a result of this testing and subsequent internal reviews and analyses, the Company determined that significant additional rework was required in order to complete the program requirements and specifications and to prepare for a scheduled customer test in the Company’s fiscal second quarter. This additional rework and engineering effort resulted in a substantial increase in estimated labor and material costs to complete the program. Accordingly, the Company recorded an additional forward loss of $8.5 million in the three months ended July 2, 2010 related to this estimate of program costs. While the Company believes the additional forward loss is adequate to cover known risks to date and that steps taken to improve the program performance will be effective, the program is on going and the Company’s efforts and the end results must be satisfactory to the customer. The Company believes that its estimate of costs to complete the program is appropriate based on known information, but cannot provide absolute assurance that additional costs will not be incurred. Including this program, during the three months ended December 31, 2010 and January 1, 2010, the Company recorded losses of approximately $2.3 million and $0.6 million, respectively, related to loss contracts. Including this program, during the nine months ended December 31, 2010 and January 1, 2010, the Company recorded losses of approximately $11.5 million and $5.7 million, respectively, related to loss contracts.
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value in accordance with authoritative guidance for accounting for multiple element revenue arrangements, (EITF 00-21, “Accounting for Multiple Element Revenue Arrangements” / ASC 605-25), and recognized when the applicable revenue recognition criteria for each element have been met. The amount of product and service revenue recognized is impacted by the Company’s judgments as to whether an arrangement includes multiple elements and, if so, whether sufficient objective and reliable evidence of fair value exists for those elements. Changes to the elements in an arrangement and the Company’s ability to establish evidence of fair value for those elements could affect the timing of the revenue recognition.
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
     Collections in excess of revenues and deferred revenues represent cash collected from customers in advance of revenue recognition and are recorded in accrued liabilities for obligations within the next twelve months. Amounts for obligations extending beyond the twelve months are recorded within other liabilities in the condensed consolidated financial statements.
     Contract costs on U.S. government contracts, including indirect costs, are subject to audit and negotiations with U.S. government representatives. These audits have been completed and agreed upon through fiscal year 2002. Contract revenues and accounts receivable are stated at amounts which are expected to be realized upon final settlement.
Note 3 — Fair Value Measurements
     In accordance with the authoritative guidance for financial assets and liabilities measured at fair value on a recurring basis (SFAS 157, “Fair Value Measurements” / ASC 820), the Company prioritizes the inputs used to measure fair value from market-based assumptions to entity specific assumptions:
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
     The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and April 2, 2010:

	Fair Value at
	December 31, 2010	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents	$5,748	$4,033	$1,715	$—
Foreign currency forward contracts	160	—	160	—

Total assets measured at fair value on a recurring basis	$5,908	$4,033	$1,875	$—

	Fair Value at
	April 2, 2010	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents	$16,250	$14,810	$1,440	$—

Total assets measured at fair value on a recurring basis	$16,250	$14,810	$1,440	$—

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     Foreign currency forward exchange contracts - The Company uses derivative financial instruments to manage foreign currency risk relating to foreign exchange rates. The Company does not use these instruments for speculative or trading purposes. The Company’s objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. Derivative instruments are recognized as either assets or liabilities in the accompanying condensed consolidated financial statements and are measured at fair value. Gains and losses resulting from changes in the fair values of those derivative instruments are recorded to earnings or other comprehensive income (loss) depending on the use of the derivative instrument and whether it qualifies for hedge accounting. The Company’s foreign currency forward contracts are valued using quoted prices for similar assets and liabilities in active markets or other inputs that are observable or can be corroborated by observable market data.
     Long-term debt - As of December 31, 2010 and April 2, 2010, the Company’s long-term debt consisted of borrowings under the Credit Facility reported at the borrowed outstanding amount with current accrued interest, capital lease obligations reported at the present value of future minimum lease payments with current accrued interest, and the Notes reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s long-term debt related to the Notes is determined using quoted prices in active markets and was approximately $292.9 million and $281.2 million as of December 31, 2010 and April 2, 2010, respectively. The fair value of the Company’s long-term debt related to the Credit Facility approximates its carrying amount due to its variable interest rate on the revolving line of credit which approximates a market interest rate. The fair value of the Company’s capital lease obligations is estimated at their carrying value based on current rates.
Note 4 — Shares Used In Computing Diluted Net Income Per Share

	Three Months Ended		Nine Months Ended
	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net income per share attributable to ViaSat, Inc. common stockholders	41,205	32,777	40,604	31,863
Options to purchase common stock as determined by application of the treasury stock method	1,636	1,603	1,638	1,335
Restricted stock units to acquire common stock as determined by application of the treasury stock method	392	217	422	253
Potentially issuable shares in connection with certain terms of the amended ViaSat 401(k) Profit Sharing Plan	91	113	97	119
Employee Stock Purchase Plan equivalents	28	15	38	21

Shares used in computing diluted net income per share attributable to ViaSat, Inc. common stockholders	43,352	34,725	42,799	33,591

     Antidilutive shares relating to stock options excluded from the calculation were 165,000 and 56,099 shares for the three and nine months ended December 31, 2010, respectively. Antidilutive shares relating to stock options excluded from the calculation were 523,295 and 468,153 shares for the three and nine months ended January 1, 2010, respectively.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Antidilutive shares relating to restricted stock units excluded from the calculation were none and 109,652 shares for the three and nine months ended December 31, 2010, respectively. Antidilutive shares relating to restricted stock units excluded from the calculation were 364 and 136,704 shares for the three and nine months ended January 1, 2010, respectively.
Note 5 — Composition of Certain Balance Sheet Captions

	As of	As of
	December 31, 2010	April 2, 2010
	(In thousands)
Accounts receivable, net:
Billed	$97,978	$93,737
Unbilled	78,454	83,153
Allowance for doubtful accounts	(483)	(539)

	$175,949	$176,351

Inventories:
Raw materials	$46,636	$36,255
Work in process	24,386	21,345
Finished goods	24,725	25,362

	$95,747	$82,962

Prepaid expenses and other current assets:
Prepaid expenses	$20,477	$13,239
Income tax receivable	2,999	9,022
Other	1,853	6,596

	$25,329	$28,857

Satellites, net:
Satellite — WildBlue-1 (estimated useful life of 10 years)	$195,890	$195,890
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellite under construction	268,211	209,432

	563,191	504,412
Less accumulated depreciation and amortization	(30,846)	(8,723)

	$532,345	$495,689

Property and equipment, net:
Machinery and equipment (estimated useful life of 2-5 years)	$111,591	$96,484
Computer equipment and software (estimated useful life of 3-5 years)	62,022	55,384
CPE leased equipment (estimated useful life of 3-5 years)	57,857	41,469
Furniture and fixtures (estimated useful life of 7 years)	11,659	10,760
Leasehold improvements (estimated useful life of 2-11 years)	23,862	20,119
Building (estimated useful life of 24 years)	8,923	8,923
Land	4,384	4,384
Construction in progress	57,051	18,578

	337,349	256,101
Less accumulated depreciation and amortization	(135,706)	(100,297)

	$201,643	$155,804

Other acquired intangible assets, net:
Technology (estimated useful life of 3-9 years)	$54,010	$44,552
Contracts and customer relationships (estimated useful life of 3-10 years)	88,762	86,707
Non-compete agreement (estimated useful life of 3-5 years)	9,323	9,098
Satellite co-location rights (estimated useful life of 10 years)	8,600	8,600
Trade name (estimated useful life of 3 years)	5,680	5,680
Other intangibles (estimated useful life of 8 months to 10 years)	9,331	9,326

	175,706	163,963
Less accumulated amortization	(89,395)	(74,574)

	$86,311	$89,389

Accrued liabilities:
Warranty reserve, current portion	$6,678	$6,410
Accrued vacation	13,886	13,437
Accrued employee compensation	11,298	17,268
Collections in excess of revenues and deferred revenues	64,172	46,180
Other	26,144	18,956

	$122,178	$102,251

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 6 — Goodwill and Acquired Intangible Assets
     During fiscal year 2011, the Company's goodwill increased by approximately $7.5 million, net, of which $7.9 million was related to the acquisition of Stonewood recorded within the Company's government systems segment. The Company also recorded a $0.7 million decrease to goodwill for the tax effect of certain pre-acquisition net operating loss carryovers with a corresponding adjustment to deferred tax assets within the Company's satellite service segment. The remaining change in goodwill of $0.3 million relates to the effect of foreign currency translation recorded within the Company's government systems and commercial networks segments.
     The other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of eight months to ten years. Amortization expense related to other acquired intangible assets was $4.9 million and $1.9 million for the three months ended December 31, 2010 and January 1, 2010, respectively, and $14.6 million and $4.8 million for the nine months ended December 31, 2010 and January 1, 2010, respectively.
     The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of the international businesses acquired. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 31, 2010	$14,627

Expected for the remainder of fiscal year 2011	$4,762
Expected for fiscal year 2012	18,657
Expected for fiscal year 2013	15,558
Expected for fiscal year 2014	13,807
Expected for fiscal year 2015	13,731
Thereafter	19,796

$86,311

Note 7 — Senior Notes and Other Long-Term Debt
     Total long-term debt consisted of the following as of December 31, 2010 and April 2, 2010:

	As of	As of
	December 31, 2010	April 2, 2010
	(In thousands)
Senior Notes Due 2016 (the Notes)
Notes	$275,000	$275,000
Unamortized discount on the Notes	(2,828)	(3,199)

Total Notes, net of discount	272,172	271,801
Less: current portion of the Notes	—	—

Total Notes long-term, net	272,172	271,801

Other Long-Term Debt
Line of credit	50,000	60,000
Capital lease obligations, due 2013, interest rate 4.78%	2,751	—

Total other long-term debt	52,751	60,000
Less: current portion of other long-term debt	760	—

Other long-term debt, net	51,991	60,000

Total debt	324,923	331,801
Less: current portion	760	—

Long-term debt, net	$324,163	$331,801

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The aggregate payments on the Company’s long-term debt obligations excluding the effects of discount accretion on its $275.0 million of Notes as of December 31, 2010 were as follows:

For the Fiscal Years Ending	(In thousands)
For the remainder of fiscal year 2011	$—
2012	1,177
2013	51,184
2014	599
2015	—
Thereafter	275,000

327,960
Less: imputed interest	209
Less: unamortized discount on the Notes	2,828

Total	$324,923

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
     The Notes are guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Credit Facility (the Guarantor Subsidiaries). The Notes and the guarantees are the Company’s and the Guarantor Subsidiaries’ general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The Notes and the guarantees are effectively junior in right of payment to their existing and future secured debt, including under the Credit Facility (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that are not guarantors of the Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.
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
Credit Facility
     As of December 31, 2010, the Credit Facility provided a revolving line of credit of $275.0 million (including up to $35.0 million in letters of credit). Borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00% or the administrative agent’s prime rate as announced from time to time, or (2) at the Eurodollar rate plus, in the case of each of (1) and (2), an applicable margin that is based on the ratio of the Company’s debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At December 31, 2010, the weighted average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was 4.28%. The Company has capitalized certain amounts of interest expense on the Credit Facility in connection with the construction of ViaSat-1 and other assets currently under construction. The Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries and collateralized by substantially all of the Company’s and the Guarantor Subsidiaries’ assets. The Credit Facility contains financial covenants regarding a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.
     The Company was in compliance with its financial covenants under the Credit Facility as of December 31, 2010. At December 31, 2010, the Company had $50.0 million in principal amount of outstanding borrowings under the Credit Facility and $14.8 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of December 31, 2010 of $210.2 million.
     On January 25, 2011, subsequent to the third quarter of fiscal year 2011, the Company further amended the Credit Facility to (1) increase the Company’s revolving line of credit from $275.0 million to $325.0 million, (2) extend the maturity date of the Credit Facility from July 1, 2012 to January 25, 2016, (3) decrease the commitment fee and the applicable margin for Eurodollar and base rate loans under the Credit Facility, and (4) amend certain financial and other covenants to provide the Company with increased flexibility.
Capital leases
     Occasionally the Company may enter into capital lease agreements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of December 31, 2010, the Company had approximately $2.8 million outstanding under capital leases payable over a weighted average period of 36 months. These lease agreements bear interest at a weighted average rate of 4.78% and can be extended on a month-to-month basis after the original term. The Company had no capital lease arrangements as of April 2, 2010.
Note 8 — Product Warranty
     The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty cost, the Company bases its estimates on its experience with the technology involved and the type of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the nine months ended December 31, 2010 and January 1, 2010.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended
	December 31, 2010	January 1, 2010
	(In thousands)
Balance, beginning of period	$11,208	$11,194
Change in liability for warranties issued in period	5,903	4,602
Settlements made (in cash or in kind) during the period	(4,042)	(4,929)

Balance, end of period	$13,069	$10,867

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
Note 10 — Income Taxes
     The Company currently estimates its annual effective income tax rate to be approximately 7.7% for fiscal year 2011, as compared to the actual 15.0% effective income tax rate in fiscal year 2010. The effective income tax rate of approximately 1.8% for the first nine months of fiscal year 2011 was lower than the expected annual effective tax rate primarily due to the recording of research and development tax credits allowed for in the third quarter of fiscal year 2011 by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, enacted on December 17, 2010, which extended the research and development tax credit from January 1, 2010 to December 31, 2011. In the first two quarters of fiscal year 2011, the Company’s estimated annual effective income tax rate did not include the effect of the extension of the research and development tax credit, which resulted in a catch-up adjustment of approximately $2.8 million in the third quarter of fiscal year 2011. Also as a result of the extension of the research and development tax credit, approximately $1.5 million of research and development tax credit generated in the fourth quarter of fiscal year 2010 was recognized as a discrete tax benefit in the third quarter of fiscal year 2011. In addition, in the third quarter of fiscal year 2011, approximately $2.1 million of previously unrecognized tax benefits were recognized due to the expiration of the statute of limitations for certain previously filed tax returns.
     For the three and nine months ended December 31, 2010, the Company’s gross unrecognized tax benefits increased by $2.9 million and $3.5 million, respectively. In the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease by $3.3 million as a result of the expiration of the statute of limitations for previously filed tax returns.
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
     The Company accounts for business combinations pursuant to the authoritative guidance for business combinations (SFAS 141R, “Business Combinations,” / ASC 805). Accordingly, the Company allocated the purchase price of the acquired company to the net tangible assets and intangible assets acquired based upon their estimated fair values. Under the authoritative guidance for business combinations, acquisition-related transaction costs and acquisition-related restructuring charges are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. Total merger-related transaction costs incurred by the Company were approximately $0.9 million, of which none and $0.9 million were incurred and recorded in selling, general and administrative expenses in the three and nine months ended December 31, 2010, respectively.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     The condensed consolidated financial statements include the operating results of Stonewood from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was insignificant to the financial statements for all periods presented.
WildBlue acquisition
     On December 15, 2009, the Company completed the acquisition of all outstanding shares of WildBlue, a privately held provider of broadband internet service, delivering two-way broadband internet access via satellite in the contiguous United States. The purchase price of approximately $574.6 million was comprised primarily of $131.9 million related to the fair value of 4,286,250 shares of the Company’s common stock issued at the closing date and $442.7 million in cash consideration. The $442.7 million in cash consideration paid to the former WildBlue stockholders less cash and restricted cash acquired of $64.7 million resulted in a net cash outlay of approximately $378.0 million. As of April 2, 2010, all of the acquired restricted cash had become unrestricted. The acquisition was accounted for as a purchase and accordingly, the condensed consolidated financial statements include the operating results of WildBlue from the date of acquisition. During the third quarter of fiscal year 2011, the Company recorded a $0.7 million adjustment to the final purchase price allocation for WildBlue related to pre-acquisition net operating loss carryovers, reducing the Company’s satellite services segment goodwill with a corresponding adjustment to deferred tax assets.
Unaudited pro forma financial information
     The unaudited financial information in the table below summarizes the combined results of operations for the Company and WildBlue on a pro forma basis, as though the companies had been combined as of the beginning of fiscal year 2010. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2010. The pro forma financial information for the

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
three and nine month periods ended January 1, 2010 includes the business combination accounting effect on historical WildBlue revenue, elimination of the historical ViaSat revenues and related costs of revenues derived from sales of CPE units to WildBlue, amortization and depreciation charges from acquired intangible and tangible assets, the difference between WildBlue’s and ViaSat’s historical interest expense/interest income due to ViaSat’s new capitalization structure as a result of the acquisition, related tax effects and adjustment to shares outstanding for shares issued for the acquisition.

	Three Months Ended	Nine Months Ended
	January 1, 2010	January 1, 2010
	(In thousands, except per share data)
Total revenues	$196,779	$605,310

Net income attributable to ViaSat, Inc.	$4,114	$20,014

Basic net income per share attributable to ViaSat, Inc. common stockholders	$.11	$.55

Diluted net income per share attributable to ViaSat, Inc. common stockholders	$.11	$.53

Note 12 — Restructuring
     In the third quarter of fiscal year 2010, the Company initiated a post-acquisition restructuring plan related to the termination of certain duplicative employee positions upon the acquisition of WildBlue. Under the terms of the plan, the Company recorded no restructuring charges and restructuring charges of approximately $0.5 million as part of selling, general and administrative expenses within the satellite services segment during the three and nine months ended December 31, 2010, respectively, and approximately $2.7 million as part of selling, general, and administrative expenses within the satellite services segment during the three and nine months ended January 1, 2010. As of December 31, 2010 and April 2, 2010, $0.3 million of restructuring charges remained unpaid and were recorded in accrued liabilities. During the nine months ended December 31, 2010 and January 1, 2010, the Company paid approximately $0.5 million and $2.4 million of the outstanding restructuring liabilities, respectively.
Note 13 — Segment Information
     The Company’s reporting segments, comprised of the government systems, commercial networks and satellite services segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s government systems segment develops and produces network-centric, IP-based secure government communications systems, products and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the commercial networks and satellite services segments. The Company’s commercial networks segment develops and produces a variety of advanced end-to-end satellite communication systems and ground networking equipment and products. The Company’s satellite services segment complements both the government systems and commercial networks segments by providing wholesale and retail satellite-based broadband internet services in the United States via our satellite and capacity agreements, as well as managed network services for the satellite communication systems of the Company’s consumer, enterprise and mobile broadband customers. The Company’s satellite services segment includes the Company’s recently acquired WildBlue business and the Company’s ViaSat-1 satellite-related activities. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.
     As discussed further in Note 2, included in the government systems segment operating profit for the nine months ended December 31, 2010 is an $8.5 million forward loss recorded during the first quarter of fiscal year 2011 on a government satellite communications program.

	Three Months Ended		Nine Months Ended
	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
	(In thousands)
Revenues
Government Systems	$97,561	$89,078	$281,343	$284,453
Commercial Networks	39,048	55,009	128,979	172,709
Satellite Services	59,332	12,277	175,512	18,276
Elimination of intersegment revenues	—	—	—	—

Total revenues	$195,941	$156,364	$585,834	$475,438

Operating profits (losses)
Government Systems	8,166	10,780	22,632	37,182
Commercial Networks	(4,160)	(835)	(7,677)	2,950
Satellite Services	7,929	(6,177)	27,096	(10,219)
Elimination of intersegment operating profits	—	—	—	—

Segment operating profit before corporate and amortization	11,935	3,768	42,051	29,913
Corporate	—	(5)	44	17
Amortization of acquired intangible assets	(4,923)	(1,901)	(14,627)	(4,768)

Income from operations	$7,012	$1,862	$27,468	$25,162

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Amortization of acquired intangible assets by segment for the three and nine months ended December 31, 2010 and January 1, 2010 was as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
	(In thousands)
Government Systems	$714	$272	$1,806	$816
Commercial Networks	971	1,089	3,107	3,412
Satellite Services	3,238	540	9,714	540

Total amortization of acquired intangible assets	$4,923	$1,901	$14,627	$4,768

     Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. Segment assets as of December 31, 2010 and April 2, 2010 were as follows:

	December 31, 2010	April 2, 2010
	(In thousands)
Segment assets
Government Systems	$215,020	$168,703
Commercial Networks	128,369	146,990
Satellite Services	96,331	107,919

Total segment assets	439,720	423,612
Corporate assets	916,181	869,940

Total assets	$1,355,901	$1,293,552

     Net acquired intangible assets and goodwill included in segment assets as of December 31, 2010 and April 2, 2010 were as follows:

	Net Acquired Intangible
	Assets		Goodwill
	December 31, 2010	April 2, 2010	December 31, 2010	April 2, 2010
	(In thousands)
Government Systems	$11,442	$1,708	$30,218	$22,161
Commercial Networks	6,291	9,389	43,684	43,461
Satellite Services	68,578	78,292	8,657	9,402

Total	$86,311	$89,389	$82,559	$75,024

     Revenue information by geographic area for the three and nine months ended December 31, 2010 and January 1, 2010 was as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
	(In thousands)
United States	$165,763	$120,321	$493,863	$380,723
Europe, Middle East and Africa	20,301	24,662	62,502	64,261
Asia, Pacific	5,870	5,944	18,715	18,380
North America other than United States	2,370	2,782	5,469	5,650
Latin America	1,637	2,655	5,285	6,424

	$195,941	$156,364	$585,834	$475,438

     The Company distinguishes revenues from external customers by geographic area based on customer location.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The net book value of long-lived assets located outside the United States was $5.4 million and $4.4 million at December 31, 2010 and April 2, 2010, respectively.
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
     During the nine months ended December 31, 2010 and January 1, 2010, under the satellite construction contract, the Company paid $23.1 million and $51.3 million, respectively, to SS/L and had no outstanding payables and $3.8 million payable to SS/L as of December 31, 2010 and April 2, 2010, respectively. During the nine months ended December 31, 2010 and January 1, 2010, the Company also received $8.2 million and $2.4 million, respectively, from SS/L under the beam sharing agreement with Loral. Accounts receivable due from SS/L under the beam sharing agreement with Loral were less than $0.1 million and $3.8 million as of December 31, 2010 and April 2, 2010, respectively.
     From time to time the Company enters into various contracts in the ordinary course of business with SS/L and Telesat Canada. Under a contract with SS/L, the Company recognized $1.2 million and $1.4 million in revenue during the three and nine months ended December 31, 2010, respectively, and received $3.9 million of cash during the nine months ended December 31, 2010. The Company recognized no revenue during the three and nine months ended January 1, 2010 and had no cash receipts during the nine months ended January 1, 2010 related to a contract with SS/L. Collections in excess of revenues and deferred revenues related to a contract with SS/L were $2.5 million and $0.8 million as of December 31, 2010 and April 2, 2010, respectively. Accounts receivable due from Telesat Canada as of December 31, 2010 and April 2, 2010 were $0.1 million and $0.9 million, respectively. The Company also recognized $1.0 million and $6.0 million of expense related to Telesat Canada during the three and nine months ended December 31, 2010, respectively, and no material amounts during the three and nine months ended January 1, 2010. All other amounts related to SS/L and Telesat Canada, excluding activities under the ViaSat-1 related satellite contracts, were not material.
Note 15 — Financial Statements of Parent and Subsidiary Guarantors
     On October 22, 2009, the Company issued $275.0 million in principal amount of Notes in a private placement to institutional buyers. The Notes were exchanged in May 2010 for substantially identical Notes that had been registered with the SEC. The Notes are jointly and severally guaranteed on a full and unconditional basis by each of the Guarantor Subsidiaries, which are 100% owned by the Company. The indenture governing the Notes limits, among other things, the Company’s and its restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; reduce the Company’s satellite insurance; and consolidate or merge with, or sell substantially all of their assets to, another person.
     The following supplemental financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of operations and statements of cash flows for the Company (as “Issuing Parent Company”), the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Company and subsidiaries as of December 31, 2010 and April 2, 2010 and for the three and nine months ended December 31, 2010 and January 1, 2010.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidated Balance Sheet as of December 31, 2010

				Consolidation and
	Issuing Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(Unaudited, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$27,719	$8,778	$8,867	$—	$45,364
Accounts receivable, net	157,538	10,796	7,615	—	175,949
Inventories	85,730	7,212	2,805	—	95,747
Deferred income taxes	16,480	866	—	—	17,346
Prepaid expenses and other current assets	19,383	4,728	1,218	—	25,329

Total current assets	306,850	32,380	20,505	—	359,735
Satellites, net	268,211	264,134	—	—	532,345
Property and equipment, net	98,632	95,985	8,101	(1,075)	201,643
Other acquired intangible assets, net	7,190	68,579	10,542	—	86,311
Goodwill	63,940	8,534	10,085	—	82,559
Investments in subsidiaries and intercompany receivables	503,399	2,514	7,572	(513,485)	—
Other assets	70,791	21,874	643	—	93,308

Total assets	$1,319,013	$494,000	$57,448	$(514,560)	$1,355,901

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$47,248	$7,030	$745	$—	$55,023
Accrued liabilities	95,038	22,783	4,357	—	122,178
Current portion of other long-term debt	80	680	—	—	760

Total current liabilities	142,366	30,493	5,102	—	177,961
Senior Notes due 2016, net	272,172	—	—	—	272,172
Other long-term debt	50,235	1,756	—	—	51,991
Intercompany payables	17,245	—	17,570	(34,815)	—
Other liabilities	18,240	8,688	3,381	—	30,309

Total liabilities	500,258	40,937	26,053	(34,815)	532,433

Equity:
ViaSat, Inc. stockholders’ equity
Total ViaSat, Inc. stockholders’ equity	818,755	453,063	31,395	(483,647)	819,566
Noncontrolling interest in subsidiary	—	—	—	3,902	3,902

Total equity	818,755	453,063	31,395	(479,745)	823,468

Total liabilities and equity	$1,319,013	$494,000	$57,448	$(514,560)	$1,355,901

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidated Balance Sheet as of April 2, 2010

				Consolidation and
	Issuing Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(Unaudited, in thousands)
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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidated Statement of Operations for the Three Months Ended December 31, 2010

				Consolidation and
	Issuing Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(Unaudited, in thousands)
Revenues:
Product revenues	$119,849	$1,944	$4,733	$(92)	$126,434
Service revenues	13,757	53,976	2,188	(414)	69,507

Total revenues	133,606	55,920	6,921	(506)	195,941
Operating expenses:
Cost of product revenues	88,745	3,347	3,015	(98)	95,009
Cost of service revenues	8,604	31,769	1,964	(414)	41,923
Selling, general and administrative	26,081	11,571	2,777	(16)	40,413
Independent research and development	6,546	—	119	(4)	6,661
Amortization of acquired intangible assets	1,189	3,238	496	—	4,923

Income (loss) from operations	2,441	5,995	(1,450)	26	7,012
Other income (expense):
Interest income	140	—	2	(96)	46
Interest expense	(58)	—	(98)	96	(60)

Income (loss) before income taxes	2,523	5,995	(1,546)	26	6,998
Provision (benefit) for income taxes	(5,952)	27	(4)	—	(5,929)
Equity in net income (loss) of consolidated subsidiaries	4,423	—	—	(4,423)	—

Net income (loss)	12,898	5,968	(1,542)	(4,397)	12,927
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	3	3

Net income (loss) attributable to ViaSat, Inc.	$12,898	$5,968	$(1,542)	$(4,400)	$12,924

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidated Statement of Operations for the Nine Months Ended December 31, 2010

				Consolidation and
	Issuing Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(Unaudited, in thousands)
Revenues:
Product revenues	$367,629	$4,124	$10,118	$(2,849)	$379,022
Service revenues	39,227	160,984	7,865	(1,264)	206,812

Total revenues	406,856	165,108	17,983	(4,113)	585,834
Operating expenses:
Cost of product revenues	269,181	5,337	6,367	(2,711)	278,174
Cost of service revenues	26,431	91,476	5,999	(1,224)	122,682
Selling, general and administrative	77,078	38,109	6,135	(36)	121,286
Independent research and development	21,191	—	412	(6)	21,597
Amortization of acquired intangible assets	3,682	9,715	1,230	—	14,627

Income (loss) from operations	9,293	20,471	(2,160)	(136)	27,468
Other income (expense):
Interest income	520	—	7	(279)	248
Interest expense	(3,149)	—	(281)	279	(3,151)

Income (loss) before income taxes	6,664	20,471	(2,434)	(136)	24,565
Provision (benefit) for income taxes	(5,578)	5,779	236	—	437
Equity in net income (loss) of consolidated subsidiaries	11,865	—	—	(11,865)	—

Net income (loss)	24,107	14,692	(2,670)	(12,001)	24,128
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	157	157

Net income (loss) attributable to ViaSat, Inc.	$24,107	$14,692	$(2,670)	$(12,158)	$23,971

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidated Statement of Operations for the Three Months Ended January 1, 2010

				Consolidation
	Issuing		Non-	and
	Parent	Guarantor	Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(Unaudited, in thousands)
Revenues:
Product revenues	$136,258	$166	$722	$—	$137,146
Service revenues	10,023	8,838	1,032	(675)	19,218

Total revenues	146,281	9,004	1,754	(675)	156,364
Operating expenses:
Cost of product revenues	97,378	163	1,172	(5)	98,708
Cost of service revenues	5,855	4,979	1,253	(474)	11,613
Selling, general and administrative	29,096	4,960	362	(2)	34,416
Independent research and development	7,811	—	53	—	7,864
Amortization of acquired intangible assets	1,259	540	102	—	1,901

Income (loss) from operations	4,882	(1,638)	(1,188)	(194)	1,862
Other income (expense):
Interest income	389	1	5	(13)	382
Interest expense	(2,121)	—	(13)	13	(2,121)

Income (loss) before income taxes	3,150	(1,637)	(1,196)	(194)	123
Provision (benefit) for income taxes	(2,752)	11	(199)	—	(2,940)
Equity in net income (loss) of consolidated subsidiaries	(2,461)	—	—	2,461	—

Net income (loss)	3,441	(1,648)	(997)	2,267	3,063
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	(183)	(183)

Net income (loss) attributable to ViaSat, Inc.	$3,441	$(1,648)	$(997)	$2,450	$3,246

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidated Statement of Operations for the Nine Months Ended January 1, 2010

				Consolidation
	Issuing		Non-	and
	Parent	Guarantor	Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(Unaudited, in thousands)
Revenues:
Product revenues	$434,824	$166	$3,239	$(340)	$437,889
Service revenues	26,240	8,838	4,238	(1,767)	37,549

Total revenues	461,064	9,004	7,477	(2,107)	475,438
Operating expenses:
Cost of product revenues	305,887	163	3,393	(338)	309,105
Cost of service revenues	16,292	4,979	4,384	(1,070)	24,585
Selling, general and administrative	83,822	4,960	1,479	(2)	90,259
Independent research and development	21,167	—	392	—	21,559
Amortization of acquired intangible assets	3,918	540	310	—	4,768

Income (loss) from operations	29,978	(1,638)	(2,481)	(697)	25,162
Other income (expense):
Interest income	583	1	9	(13)	580
Interest expense	(2,530)	—	(13)	13	(2,530)

Income (loss) before income taxes	28,031	(1,637)	(2,485)	(697)	23,212
Provision (benefit) for income taxes	2,911	11	(157)	—	2,765
Equity in net income (loss) of consolidated subsidiaries	(3,732)	—	—	3,732	—

Net income (loss)	21,388	(1,648)	(2,328)	3,035	20,447
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	(243)	(243)

Net income (loss) attributable to ViaSat, Inc.	$21,388	$(1,648)	$(2,328)	$3,278	$20,690

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidated Statement of Cash Flows for the Nine Months Ended December 31, 2010

				Consolidation
				and
	Issuing Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
			(Unaudited, in thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$42,141	$81,364	$60	$(253)	$123,312

Cash flows from investing activities:
Purchase of property, equipment and satellites	(112,270)	(38,001)	(1,712)	253	(151,730)
Payment related to acquisition of business, net of cash acquired	(14,203)	—	747	—	(13,456)
Cash paid for patents, licenses and other assets	(11,470)	—	(54)	—	(11,524)
Investment in subsidiaries	(2,619)	100	(195)	2,714	—

Net cash used in investing activities	(140,562)	(37,901)	(1,214)	2,967	(176,710)
Cash flows from financing activities:
Payments on line of credit	(40,000)	—	—	—	(40,000)
Proceeds from line of credit borrowings	30,000	—	—	—	30,000
Proceeds from issuance of common stock under equity plans	24,391	—	—	—	24,391
Purchase of common stock in treasury	(5,505)	—	—	—	(5,505)
Intercompany long-term financing	50,996	(50,901)	2,619	(2,714)	—

Net cash provided by (used in) financing activities	59,882	(50,901)	2,619	(2,714)	8,886
Effect of exchange rate changes on cash	—	—	245	—	245

Net (decrease) increase in cash and cash equivalents	(38,539)	(7,438)	1,710	—	(44,267)
Cash and cash equivalents at beginning of period	66,258	16,216	7,157	—	89,631

Cash and cash equivalents at end of period	$27,719	$8,778	$8,867	$—	$45,364

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidated Statement of Cash Flows for the Nine Months Ended January 1, 2010

				Consolidation and
	Issuing Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(Unaudited, in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$49,160	$10,442	$(1,042)	$(697)	$57,863

Cash flows from investing activities:
Purchase of property, equipment and satellites	(81,774)	(1,812)	(2,540)	697	(85,429)
Payments related to acquisition of businesses, net of cash acquired	(437,548)	59,184	377	—	(377,987)
Cash paid for patents, licenses and other assets	(9,716)	—	(288)	—	(10,004)
Change in restricted cash, net	—	5,150	—	—	5,150
Long-term intercompany notes and investments	(3,734)	(48,184)	540	51,378	—

Net cash (used in) provided by investing activities	(532,772)	14,338	(1,911)	52,075	(468,270)
Cash flows from financing activities:
Payments on line of credit	(123,000)	—	—	—	(123,000)
Proceeds from line of credit borrowings	263,000	—	—	—	263,000
Proceeds from issuance of long-term debt, net of discount	271,582	—	—	—	271,582
Payment of debt issuance costs	(11,598)	—	—	—	(11,598)
Proceeds from issuance of common stock under equity plans	14,739	—	25	—	14,764
Purchase of common stock in treasury	(2,297)	—	—	—	(2,297)
Incremental tax benefits from stock-based compensation	1,104	—	—	—	1,104
Intercompany long-term financing	47,644	—	3,734	(51,378)	—

Net cash provided by financing activities	461,174	—	3,759	(51,378)	413,555
Effect of exchange rate changes on cash	—	—	477	—	477

Net (decrease) increase in cash and cash equivalents	(22,438)	24,780	1,283	—	3,625
Cash and cash equivalents at beginning of period	57,830	—	5,661	—	63,491

Cash and cash equivalents at end of period	$35,392	$24,780	$6,944	$—	$67,116

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
Company Overview
     We are a leading provider of advanced satellite and wireless communications and secure networking systems, products and services. We have leveraged our success developing complex satellite communication systems and equipment for the U.S. government and select commercial customers to develop end-to-end satellite network solutions for a wide array of applications and customers. Our product and systems offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that our portfolio of products, combined with our ability to effectively cross-deploy technologies between government and commercial segments and across different geographic markets, provides us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies. Our customers, including the U.S. government, leading aerospace and defense prime contractors, network integrators and communications service providers, rely on our solutions to meet their complex communications and networking requirements. In addition, following our recent acquisition of WildBlue Holding, Inc. (WildBlue), we are a leading provider of satellite broadband internet services in the United States. ViaSat, Inc. (also referred to as us, we, our and ViaSat) was incorporated in California in 1986, and reincorporated as a Delaware corporation in 1996.
     On July 8, 2010, we completed the acquisition of all outstanding shares of the parent company of Stonewood Group Limited (Stonewood), a privately held company registered in England and Wales. Stonewood is a leader in the design, manufacture and delivery of data at rest encryption products and services. Stonewood products are used to encrypt data on computer hard drives so that a lost or stolen laptop does not result in the compromise of classified information or the loss of intellectual property, which enhances our current encryption security offerings within our information assurance products in our government systems segment. In connection with the acquisition, we paid approximately $14.2 million in cash and issued approximately 144,962 shares of ViaSat common stock to former Stonewood stockholders.
     On December 15, 2009, we consummated our acquisition of WildBlue, a leading Ka-band satellite broadband internet service provider. In connection with the acquisition, we paid approximately $442.7 million in cash and issued approximately 4.29 million shares of ViaSat common stock to WildBlue equity and debt holders (the WildBlue Investors). We retained approximately $64.7 million of WildBlue’s cash on hand. To finance in part the cash payment made to the WildBlue Investors, in October 2009 we issued $275.0 million in aggregate principal amount of 8.875% Senior Notes due 2016 (the Notes) and, in December 2009, we borrowed $140.0 million under our revolving credit facility (the Credit Facility). As of December 31, 2010, $50.0 million was outstanding under our Credit Facility. On January 25, 2011, subsequent to the third quarter of fiscal year 2011, we increased the amount of our revolving line of credit under the Credit Facility from $275.0 million to $325.0 million.
     We operate in three segments: government systems, commercial networks and satellite services.

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
Satellite Services
     Our satellite services segment complements both our government systems and commercial networks segments by providing wholesale and retail satellite-based broadband internet services in the United States via our satellite and capacity agreements, as well as managed network services for the satellite communication systems of our consumer, enterprise and mobile broadband customers.

     The primary services offered by our satellite services segment comprise:
•	Wholesale and retail broadband services, comprised of WildBlue® service, which provides two-way satellite-based broadband internet access to consumers and small businesses in the United States. As of December 31, 2010, we provided WildBlue service to approximately 415,000 subscribers. In addition, following the launch of ViaSat-1, we expect to provide wholesale and retail broadband service via ViaSat-1 in the United States at speeds and volumes that provide a broadband experience that is comparable to or better than terrestrial broadband alternatives such as cable modems and DSL connections. We expect this service to become available in the fall of 2011. We plan to offer wholesale broadband services via ViaSat-1 to national and regional distribution partners, including retail service providers and communications companies. We plan to offer our retail service via ViaSat-1 through WildBlue.
•	Our YonderTM Worldwide mobile broadband services, comprised of global network management services for customers who use our ArcLight®-based mobile satellite systems.
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
     Our products in these segments are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts, which require us to provide products and services under a contract at a specified price, comprised approximately 94% and 92% of our total revenues for the three months ended December 31, 2010 and January 1, 2010, respectively, and 94% and 90% of our total revenues for the nine months ended December 31, 2010 and January 1, 2010, respectively. The remainder of our revenue in these segments for such periods was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).
     Historically, a significant portion of our revenues has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately $12.3 million or 6% and $17.1 million or 11% of our total revenues in the three months ended December 31, 2010 and January 1, 2010, respectively. Revenues for our funded research and development from our customer contracts were approximately $41.5 million or 7% and $75.0 million or 16% of our total revenues in the nine months ended December 31, 2010 and January 1, 2010, respectively.
     We also incur independent research and development (IR&D) expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development programs. IR&D expenses were approximately 3% and 5% of total revenues during the three months ended December 31, 2010 and January 1, 2010, respectively, and approximately 4% and 5% of total revenues during nine months ended December 31, 2010 and January 1, 2010, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.
     Our satellite services segment revenues are primarily derived from our recently acquired WildBlue business (which provides wholesale and retail satellite-based broadband internet services in the United States) and our managed network services which complement both our government systems and commercial networks segments by supporting the satellite communication systems of our consumer, enterprise and mobile broadband customers.

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
Revenue recognition
     A substantial portion of our revenues is derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to these contracts are accounted for under authoritative guidance for the percentage-of-completion method of accounting (the American Institute of Certified Public Accountants’ (AICPA) Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” / Accounting Standards Codification (ASC) 605-35 (ASC 605-35)). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract or as products are shipped under the units-of-delivery method.
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
     We believe we have established appropriate systems and processes to enable us to reasonably estimate future cost on our programs through regular quarterly evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of December 31, 2010 would change our income before income taxes by approximately $0.4 million.
     In June 2010, we performed extensive integration testing of numerous system components that had been separately developed as part of a government satellite communication program. As a result of this testing and subsequent internal reviews and analyses, we determined that significant additional rework was required in order to complete the program requirements and specifications and to prepare for a scheduled customer test in our fiscal second quarter. This additional rework and engineering effort resulted in a substantial increase in estimated labor and material costs to complete the program. Accordingly, during the first quarter of fiscal year 2011 we recorded an additional forward loss of $8.5 million related to this estimate of program costs. While we believe the additional forward loss is adequate to cover known risks to date and that steps taken to improve the program performance will be effective, the program is on going and our efforts and the end results must be satisfactory to the customer. We believe that our estimate of costs to complete the program is appropriate based on known information, but cannot provide absolute assurance that additional costs will not be incurred. Including this program, during the three months ended December 31, 2010 and January 1, 2010, we recorded losses of approximately $2.3 million and $0.6 million, respectively, related to loss contracts. Including this program, during the nine months ended December 31, 2010 and January 1, 2010, we recorded losses of approximately $11.5 million and $5.7 million, respectively, related to loss contracts.
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
     We also enter into certain leasing arrangements with customers and evaluate the contracts in accordance with the authoritative guidance for leases (Statement of Financial Accounting Standards (SFAS) 13, “Leases” / ASC 840). Our accounting for equipment leases involves specific determinations under the authoritative guidance for leases, which often involve complex provisions and significant judgments. In accordance with the authoritative guidance for leases, we classify the transactions as sales type or operating leases based on (1) review for transfers of ownership of the property to the lessee by the end of the lease term, (2) review of the lease terms to determine if it contains an option to purchase the leased property for a price which is sufficiently lower than the expected fair value of the property at the date of the option, (3) review of the lease term to determine if it is equal to or greater than 75% of the economic life of the equipment, and (4) review of the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. Additionally, we consider the cancelability of the contract and any related uncertainty of collections or risk in recoverability of the lease investment at lease inception. Revenue from sales type leases is recognized at the inception of the lease or when the equipment has been delivered and installed at the customer site, if installation is required. Revenues from equipment rentals under operating leases are recognized as earned over the lease term, which is generally on a straight-line basis.
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
Allowance for doubtful accounts
     We make estimates of the collectability of our accounts receivable based on historical bad debts, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debt allowances have been minimal primarily because a significant portion of our sales has been to the U.S. government or is related to our satellite service commercial business, which we bill and collect in advance. Our accounts receivable balance was $175.9 million, net of allowance for doubtful accounts of $0.5 million, as of December 31, 2010, and our accounts receivable balance was $176.4 million, net of allowance for doubtful accounts of $0.5 million, as of April 2, 2010.
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
Property, equipment and satellites
     Equipment, computers and software, furniture and fixtures, and our ViaSat-1 satellite and related gateway and networking equipment under construction are recorded at cost, net of accumulated depreciation. Costs are capitalized as incurred and for our satellite include construction, launch and insurance. Satellite construction costs, including launch services and insurance, are generally procured under long-term contracts that provide for payments by us over the contract periods. Also, we are constructing gateway facilities and network operations systems to support the satellite under construction and these construction costs are capitalized as incurred. Interest expense is capitalized on the carrying value of the satellite and related gateway and networking equipment during the construction period. Satellite construction and launch services costs are capitalized to reflect progress toward completion, which typically coincides with contract milestone payment schedules. Insurance premiums related to the satellite launch and subsequent in-orbit testing are capitalized and amortized over the estimated useful lives of the satellite. Performance incentives payable in future periods are dependent on the continued satisfactory performance of the satellite in service.
     As a result of the acquisition of WildBlue on December 15, 2009, we acquired the WildBlue-1 satellite (which was placed into service in March 2007) and an exclusive prepaid lifetime capital lease of Ka-band capacity on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and related gateway and networking equipment on both satellites. The acquired assets also included the indoor and outdoor customer premise equipment (CPE) units leased to subscribers under WildBlue’s retail leasing program.

     Occasionally, we may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of December 31, 2010, assets under capital lease totaled approximately $2.8 million. During the three and nine months ended December 31, 2010, we recorded immaterial amounts of capital lease amortization in depreciation expense. We had no capital lease arrangements as of April 2, 2010 and there was no capital lease amortization for the three and nine months ended January 1, 2010.
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
Income taxes and valuation allowance on deferred tax assets
     Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with the authoritative guidance for income taxes (SFAS 109, “Accounting for Income Taxes” / ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our valuation allowance against deferred tax assets increased from $13.1 million at April 2, 2010 to $13.7 million at December 31, 2010. The valuation allowance primarily relates to state net operating loss carryforwards and research credit carryforwards available to reduce state income taxes.
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

Results of Operations
     The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Three Months Ended		Nine Months Ended
	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
Revenues	100.0%	100.0%	100.0%	100.0%
Product revenues	64.5	87.7	64.7	92.1
Service revenues	35.5	12.3	35.3	7.9
Operating expenses:
Cost of product revenues	48.5	63.1	47.5	65.0
Cost of service revenues	21.4	7.5	20.9	5.2
Selling, general and administrative	20.6	22.0	20.7	19.0
Independent research and development	3.4	5.0	3.7	4.5
Amortization of acquired intangible assets	2.5	1.2	2.5	1.0
Income from operations	3.6	1.2	4.7	5.3
Income before income taxes	3.6	0.1	4.2	4.9
Net income	6.6	2.0	4.1	4.3
Net income attributable to ViaSat, Inc.	6.6	2.1	4.1	4.4
Three Months Ended December 31, 2010 vs. Three Months Ended January 1, 2010
Product revenues

	Three Months Ended		Dollar	Percentage
	December 31,	January 1,	Increase	Increase
(In millions, except percentages)	2010	2010	(Decrease)	(Decrease)
Product revenues	$126.4	$137.1	$(10.7)	(7.8)%
Percentage of total revenues	64.5%	87.7%
     Product revenues decreased from $137.1 million to $126.4 million during the third quarter of fiscal year 2011 compared to the same period last fiscal year. The decrease in product revenues was primarily due to lower product sales of $7.5 million in consumer broadband products, $9.3 million in enterprise VSAT networks and products and $3.1 million in tactical data link products. These decreases were offset by higher product sales of $6.2 million in government satellite communication systems, $1.8 million in next-generation broadband equipment development programs and $1.2 million from various other defense and commercial products.
Service revenues

	Three Months Ended		Dollar	Percentage
	December 31,	January 1,	Increase	Increase
(In millions, except percentages)	2010	2010	(Decrease)	(Decrease)
Service revenues	$69.5	$19.2	$50.3	261.7%
Percentage of total revenues	35.5%	12.3%
     During the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010, our service revenues increased from $19.2 million to $69.5 million primarily due to our acquisition of WildBlue in December 2009, which contributed a $45.1 million increase in service revenues during the third quarter of fiscal year 2011 compared to the same period last fiscal year. The remainder of the service revenue increase was driven by higher sales spread across various other commercial and defense services.

Cost of product revenues

	Three Months Ended		Dollar	Percentage
	December 31,	January 1,	Increase	Increase
(In millions, except percentages)	2010	2010	(Decrease)	(Decrease)
Cost of product revenues	$95.0	$98.7	$(3.7)	(3.7)%
Percentage of product revenues	75.1%	72.0%
     Cost of product revenues decreased approximately $3.7 million from $98.7 million to $95.0 million during the third quarter of fiscal year 2011 compared to the third quarter of the prior fiscal year, primarily due to decreased product revenues, which caused a $7.7 million decrease in cost of product revenues (on a constant margin basis). These decreases were offset by approximately $4.0 million in cost of product revenue growth across various lower margin government satellite communication systems development programs. Cost of product revenues may fluctuate in future periods depending on the mix of products sold, competition, new product introduction costs and other factors.
Cost of service revenues

	Three Months Ended		Dollar	Percentage
	December 31,	January 1,	Increase	Increase
(In millions, except percentages)	2010	2010	(Decrease)	(Decrease)
Cost of service revenues	$41.9	$11.6	$30.3	261.0%
Percentage of service revenues	60.3%	60.4%
     Cost of service revenues increased from $11.6 million to $41.9 million during the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010. Cost of service revenues increased primarily as a result of our acquisition of WildBlue in December 2009 and growth in service revenue from various government satellite communication systems and mobile broadband service contracts. Margins on service revenue remained relatively flat during the third quarter of fiscal year 2011 compared to the same period last fiscal year. Cost of service revenues may fluctuate in future periods depending on the mix of services provided, competition, new service introduction costs and other factors.
Selling, general and administrative expenses

	Three Months Ended		Dollar	Percentage
	December 31,	January 1,	Increase	Increase
(In millions, except percentages)	2010	2010	(Decrease)	(Decrease)
Selling, general and administrative	$40.4	$34.4	$6.0	17.4%
Percentage of total revenues	20.6%	22.0%
     The increase in selling, general and administrative (SG&A) expenses of $6.0 million in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010 was primarily attributable to our acquisition of WildBlue in December 2009 which increased SG&A expenses by $2.3 million primarily due to higher selling and marketing costs. The remaining increase in SG&A expenses was due to increased support costs related to business growth of approximately $2.6 million and new business proposal costs of approximately $1.1 million mainly in our government systems segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government, commercial and satellite service sales opportunities.
Independent research and development

	Three Months Ended		Dollar	Percentage
	December 31,	January 1,	Increase	Increase
(In millions, except percentages)	2010	2010	(Decrease)	(Decrease)
Independent research and development	$6.7	$7.9	$(1.2)	(15.3)%
Percentage of total revenues	3.4%	5.0%
     The decrease in IR&D expenses of approximately $1.2 million in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010 reflected a decrease in our government systems segment as we shifted some of our efforts from internal development projects to customer-funded development projects for next-generation military satellite communications systems products.

Amortization of acquired intangible assets
     We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from eight months to ten years. The increase in amortization of approximately $3.0 million in the third quarter of fiscal year 2011 compared to the same period last fiscal year was a result of the December 2009 acquisition of WildBlue, contributing an increase of $2.7 million, and the Stonewood acquisition in July 2010, contributing an increase of $0.5 million. These increases were offset by a decrease in amortization as certain acquired technology intangibles in our commercial networks segment became fully amortized over the preceding twelve months. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 31, 2010	$14,627

Expected for the remainder of fiscal year 2011	$4,762
Expected for fiscal year 2012	18,657
Expected for fiscal year 2013	15,558
Expected for fiscal year 2014	13,807
Expected for fiscal year 2015	13,731
Thereafter	19,796

$86,311

Interest income
     Interest income in the three months ended December 31, 2010 compared to the three months ended January 1, 2010 decreased slightly as we experienced similar average interest rates on our investments and lower average invested cash balances during the third quarter of fiscal year 2011 compared to the same period last fiscal year.
Interest expense
     The decrease in interest expense from the third quarter of fiscal year 2010 to the third quarter of fiscal year 2011 of $2.1 million was primarily due to higher capitalized interest associated with our ViaSat-1 satellite and other assets under construction. For the three months ended December 31, 2010 and January 1, 2010, we capitalized interest expense of approximately $7.8 million and $3.8 million, respectively. Interest expense incurred during both the three months ended December 31, 2010 and January 1, 2010 related to the Notes, which were issued during the third quarter of fiscal year 2010, and the Credit Facility.
Provision for income taxes
     The Company currently estimates its annual effective income tax rate to be approximately 7.7% for fiscal year 2011, as compared to the actual 15.0% effective income tax rate in fiscal year 2010. The effective income tax benefit of approximately 84.7% for the third quarter of fiscal year 2011 was lower than the expected annual effective tax rate primarily due to the recording of research and development tax credits allowed for in the third quarter of fiscal year 2011 by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, enacted on December 17, 2010, which extended the research and development tax credit from January 1, 2010 to December 31, 2011. In the first two quarters of fiscal year 2011, the Company’s estimated annual effective income tax rate did not include the effect of the extension of the research and development tax credit, which resulted in a catch-up adjustment of approximately $2.8 million in the third quarter of fiscal year 2011. Also as a result of the extension of the research and development tax credit, approximately $1.5 million of research and development tax credit generated in the fourth quarter of fiscal year 2010 was recognized as a discrete tax benefit in the third quarter of fiscal year 2011. In addition, in the third quarter of fiscal year 2011, approximately $2.1 million of previously unrecognized tax benefits were recognized due to the expiration of the statute of limitations for certain previously filed tax returns.

Segment Results for the Three Months Ended December 31, 2010 vs. Three Months Ended January 1, 2010
Government systems segment
Revenues

	Three Months Ended		Dollar	Percentage
	December 31,	January 1,	Increase	Increase
(In millions, except percentages)	2010	2010	(Decrease)	(Decrease)
Revenues	$97.6	$89.1	$8.5	9.5%
     The revenue in our government systems segment increased approximately $8.5 million in the third quarter of fiscal year 2011 compared to the same period last fiscal year, primarily due to higher revenues of $8.9 million in government satellite communication systems and $1.4 million from our majority-owned subsidiary, TrellisWare Technologies, Inc. (TrellisWare). These increases were offset by a $2.2 million revenue decrease in tactical data link products and services.
Segment operating profit

	Three Months Ended		Dollar	Percentage
	December 31,	January 1,	Increase	Increase
(In millions, except percentages)	2010	2010	(Decrease)	(Decrease)
Operating profit	$8.2	$10.8	$(2.6)	(24.2)%
Percentage of segment revenues	8.4%	12.1%
     The decrease in our government systems segment operating profit of $2.6 million during the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010 was primarily due to an increase in selling, support and new business proposal costs of approximately $5.0 million. These costs increases were offset by approximately $1.2 million in lower IR&D expenses and higher earnings contributions of $1.2 million from higher revenues in the third quarter of fiscal year 2011 compared to the same period last fiscal year.
Commercial networks segment
Revenues

	Three Months Ended		Dollar	Percentage
	December 31,	January 1,	Increase	Increase
(In millions, except percentages)	2010	2010	(Decrease)	(Decrease)
Revenues	$39.0	$55.0	$(16.0)	(29.0)%
     Commercial networks segment revenue decreased approximately $16.0 million in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010, primarily due to a $9.7 million revenue decrease in consumer broadband products and services and $8.8 million in enterprise VSAT networks products and services. These decreases were offset by a $1.8 million revenue increase in next-generation broadband equipment development programs.
Segment operating loss

	Three Months Ended		Dollar	Percentage
	December 31,	January 1,	(Increase)	(Increase)
(In millions, except percentages)	2010	2010	Decrease	Decrease
Operating loss	$(4.2)	$(0.8)	$(3.3)	(398.2)%
Percentage of segment revenues	(10.7)%	(1.5)%
     In the third quarter of fiscal year 2011 compared to the same period last fiscal year, our commercial networks segment operating loss increase was primarily due to lower earnings contributions of approximately $4.7 million from lower revenues. This loss increase was partly offset by a $1.3 million decrease in selling, support and new business proposal costs.

Satellite services segment
Revenues

	Three Months Ended		Dollar	Percentage
	December 31,	January 1,	Increase	Increase
(In millions, except percentages)	2010	2010	(Decrease)	(Decrease)
Revenues	$59.3	$12.3	$47.1	383.3%
     The increase in satellite services segment revenue in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010 of approximately $47.1 million was primarily attributable to our acquisition of WildBlue in December 2009.
Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
	December 31,	January 1,	Increase	Increase
(In millions, except percentages)	2010	2010	(Decrease)	(Decrease)
Operating profit (loss)	$7.9	$(6.2)	$14.1	228.4%
Percentage of segment revenues	13.4%	(50.3)%
     Our satellite services segment generated an operating profit in the third quarter of fiscal year 2011 compared to an operating loss in the same period last fiscal year. This change was primarily attributable to the operating results of WildBlue, which we acquired in December 2009.
Nine Months Ended December 31, 2010 vs. Nine Months Ended January 1, 2010
Product revenues

	Nine Months Ended		Dollar	Percentage
	December 31,	January 1,	Increase	Increase
(In millions, except percentages)	2010	2010	(Decrease)	(Decrease)
Product revenues	$379.0	$437.9	$(58.9)	(13.4)%
Percentage of total revenues	64.7%	92.1%
     During the first nine months of fiscal year 2011 compared to the same period last fiscal year, product revenues decreased from $437.9 million to $379.0 million. The product revenue decline was primarily due to lower enterprise VSAT networks and products sales of $25.3 million, lower consumer broadband product sales of $22.5 million and $7.7 million in satellite networking technology development programs products. Our government systems segment also experienced revenue reductions as tactical data link products revenues decreased by $14.7 million and information assurance products revenues decreased by $6.9 million. These decreases were offset by higher product sales of $11.6 million in antenna systems products, $6.3 million in government satellite communication systems and $5.5 million in next-generation broadband equipment development programs.
Service revenues

	Nine Months Ended		Dollar	Percentage
	December 31,	January 1,	Increase	Increase
(In millions, except percentages)	2010	2010	(Decrease)	(Decrease)
Service revenues	$206.8	$37.5	$169.3	450.8%
Percentage of total revenues	35.3%	7.9%
     Service revenues increased from $37.5 million to $206.8 million during the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010, primarily due to our acquisition of WildBlue in December 2009, which contributed an increase in service revenues of $152.1 million in the first nine months of fiscal year 2011 compared to the same period last fiscal year. The remaining service revenue increases were driven by growth in government satellite communication systems services of $10.0 million, $2.4 million from mobile broadband services and $4.8 million spread across various other defense and commercial services.

Cost of product revenues

	Nine Months Ended		Dollar	Percentage
	December 31,	January 1,	Increase	Increase
(In millions, except percentages)	2010	2010	(Decrease)	(Decrease)
Cost of product revenues	$278.2	$309.1	$(30.9)	(10.0)%
Percentage of product revenues	73.4%	70.6%
     Cost of product revenues decreased from $309.1 million to $278.2 million during the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010 primarily due to decreased product revenues, which caused a decrease of approximately $41.6 million in cost of product revenues (on a constant margin basis), offset by an increase in cost of product revenues of $8.5 million due to an additional program forward loss in our government systems segment for a government satellite communication program recorded in the first quarter of fiscal year 2011, as discussed below, and an additional increase in cost of product revenues of $2.2 million spread across various other defense and commercial products.
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
Cost of service revenues

	Nine Months Ended		Dollar	Percentage
	December 31,	January 1,	Increase	Increase
(In millions, except percentages)	2010	2010	(Decrease)	(Decrease)
Cost of service revenues	$122.7	$24.6	$98.1	399.0%
Percentage of service revenues	59.3%	65.5%
     Cost of service revenues increased from $24.6 million to $122.7 million during the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010 primarily due to our acquisition of WildBlue in December 2009, which contributed to an increase of approximately $86.9 million. Approximately $6.7 million of the remainder of the increase in cost of service revenues related to our government satellite communication systems services, and approximately $3.9 million related to our mobile broadband services, in each case primarily driven by service revenue increases. Cost of service revenues may fluctuate in future periods depending on the mix of services provided, competition, new service introduction costs and other factors.
Selling, general and administrative expenses

	Nine Months Ended		Dollar	Percentage
	December 31,	January 1,	Increase	Increase
(In millions, except percentages)	2010	2010	(Decrease)	(Decrease)
Selling, general and administrative	$121.3	$90.3	$31.0	34.4%
Percentage of total revenues	20.7%	19.0%
     The increase in SG&A expenses of $31.0 million in the first nine months of fiscal year 2011 compared to the same period last fiscal year was primarily attributable to an increase of $26.1 million in SG&A expenses attributable to our acquisition of WildBlue on December 15, 2009. The remaining increase in SG&A expenses was primarily due to increased support costs related to business growth of approximately $3.8 million and new business proposal costs of approximately $1.1 million mainly in our government systems segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government, commercial and satellite service sales opportunities.

Independent research and development

	Nine Months Ended		Dollar	Percentage
	December 31,	January 1,	Increase	Increase
(In millions, except percentages)	2010	2010	(Decrease)	(Decrease)
Independent research and development	$21.6	$21.6	$0.0	0.2%
Percentage of total revenues	3.7%	4.5%
     IR&D expenses remained relatively flat for the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010 due to an increase in our commercial networks segment of approximately $1.5 million principally related to next-generation satellite communication systems and next-generation consumer broadband products, offset by a decrease in our government systems segment as we shifted some of our efforts from internal development projects to customer-funded development projects.
Amortization of acquired intangible assets
     We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from eight months to ten years. The increase in amortization of approximately $9.9 million in the first nine months of fiscal year 2011 compared to the same period last fiscal year was a result of the December 2009 acquisition of WildBlue, contributing an increase of $9.2 million, and the Stonewood acquisition in July 2010, contributing an increase of $1.1 million. These increases were slightly offset by a decrease in amortization as certain acquired technology intangibles in our commercial networks segment became fully amortized over the preceding twelve months. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 31, 2010	$14,627

Expected for the remainder of fiscal year 2011	$4,762
Expected for fiscal year 2012	18,657
Expected for fiscal year 2013	15,558
Expected for fiscal year 2014	13,807
Expected for fiscal year 2015	13,731
Thereafter	19,796

$86,311

Interest income
     Interest income for the nine months ended December 31, 2010 compared to the nine months ended January 1, 2010 decreased slightly as we experienced similar average interest rates on our investments but lower average invested cash balances during the first nine months of fiscal year 2011 compared to the same period last fiscal year.
Interest expense
     The increase in interest expense from the first nine months of fiscal year 2010 to the first nine months of fiscal year 2011 of $0.6 million was primarily due to interest expense incurred during the nine months ended December 31, 2010 on the Notes, which were issued during the third quarter of fiscal year 2010, as well as interest expense incurred under the Credit Facility. Interest expense is net of capitalized interest associated with the construction of our ViaSat-1 satellite and other assets currently under construction of $20.5 million and $5.0 million for the nine months ended December 31, 2010 and January 1, 2010, respectively.
Provision for income taxes
     The Company currently estimates its annual effective income tax rate to be approximately 7.7% for fiscal year 2011, as compared to the actual 15.0% effective income tax rate in fiscal year 2010. The effective income tax rate of approximately 1.8% for the first nine months of fiscal year 2011 was lower than the expected annual effective tax rate primarily due to the recording of research and development tax credits allowed for in the third quarter of fiscal year 2011 by the Tax Relief, Unemployment Insurance

Reauthorization, and Job Creation Act of 2010, enacted on December 17, 2010, which extended the research and development tax credit from January 1, 2010 to December 31, 2011. In the first two quarters of fiscal year 2011, the Company’s estimated annual effective income tax rate did not include the effect of the extension of the research and development tax credit, which resulted in a catch-up adjustment of approximately $2.8 million in the third quarter of fiscal year 2011. Also as a result of the extension of the research and development tax credit, approximately $1.5 million of research and development tax credit generated in the fourth quarter of fiscal year 2010 was recognized as a discrete tax benefit in the third quarter of fiscal year 2011. In addition, in the third quarter of fiscal year 2011, approximately $2.1 million of previously unrecognized tax benefits were recognized due to the expiration of the statute of limitations for certain previously filed tax returns.
Segment Results for the Nine Months Ended December 31, 2010 vs. Nine Months Ended January 1, 2010
Government systems segment
Revenues

	Nine Months Ended		Dollar	Percentage
	December 31,	January 1,	Increase	Increase
(In millions, except percentages)	2010	2010	(Decrease)	(Decrease)
Revenues	$281.3	$284.5	$(3.1)	(1.1)%
     Our government systems segment experienced revenue decreases in the first nine months of fiscal year 2011 compared to the same period last fiscal year primarily attributable to reductions in our tactical data link products and services of $12.6 million and information assurance products of $6.5 million. These decreases were offset by continued growth in our government satellite communication systems revenues, increasing $16.3 million in fiscal year 2011 year-to-date.
Segment operating profit

	Nine Months Ended		Dollar	Percentage
	December 31,	January 1,	Increase	Increase
(In millions, except percentages)	2010	2010	(Decrease)	(Decrease)
Operating profit	$22.6	$37.2	$(14.6)	(39.1)%
Percentage of segment revenues	8.0%	13.1%
     The decrease in our government systems segment operating profit of $14.6 million during the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010 was primarily due to decreased revenues coupled with lower product contributions, mainly related to the $8.5 million forward loss recorded on a government satellite communication program in the first quarter of fiscal year 2011 as discussed below, as well as an increase in selling, support and new business proposal costs of $9.9 million, offset by a decrease in IR&D expenses of $1.7 million.
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

Commercial networks segment
Revenues

	Nine Months Ended		Dollar	Percentage
	December 31,	January 1,	Increase	Increase
(In millions, except percentages)	2010	2010	(Decrease)	(Decrease)
Revenues	$129.0	$172.7	$(43.7)	(25.3)%
     The decrease of approximately $43.7 million in commercial networks segment revenue in the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010 was primarily attributable to decreases in revenues of $28.0 million in consumer broadband products and services, $24.0 million in enterprise VSAT networks products and services, $7.9 million in satellite networking technology development programs and $2.7 million in various other commercial products. These decreases were offset by increases in revenues of $13.4 million in antenna systems products and services and $5.5 million in next-generation broadband equipment development programs.
Segment operating (loss) profit

	Nine Months Ended		Dollar	Percentage
	December 31,	January 1,	Increase	Increase
(In millions, except percentages)	2010	2010	(Decrease)	(Decrease)
Operating (loss) profit	$(7.7)	$3.0	$(10.6)	(360.2)%
Percentage of segment revenues	(6.0)%	1.7%
     Our commercial networks segment results yielded an operating loss in the first nine months of fiscal year 2011 compared to an operating profit in the same period last fiscal year. This change was primarily due to lower earnings contributions of approximately $13.7 million from lower revenues and an increase in IR&D costs of approximately $1.5 million, which were offset by a decrease in selling, support and new business proposal costs of approximately $4.6 million.
Satellite services segment
Revenues

	Nine Months Ended		Dollar	Percentage
	December 31,	January 1,	Increase	Increase
(In millions, except percentages)	2010	2010	(Decrease)	(Decrease)
Revenues	$175.5	$18.3	$157.2	860.3%
     The increase of approximately $157.2 million in satellite services segment revenue in the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010 was primarily attributable to our acquisition of WildBlue in December 2009, which contributed $156.1 million of revenues in the first nine months of fiscal year 2011. The remainder of the revenue increase in our satellite services segment was primarily driven by growth in our mobile broadband services revenues.
Segment operating profit (loss)

	Nine Months Ended		Dollar	Percentage
	December 31,	January 1,	Increase	Increase
(In millions, except percentages)	2010	2010	(Decrease)	(Decrease)
Operating profit (loss)	$27.1	$(10.2)	$37.3	365.2%
Percentage of segment revenues	15.4%	(55.9)%
     Our satellite services segment generated an operating profit in the first nine months of fiscal year 2011 compared to an operating loss in the same period last fiscal year. This change was primarily attributable to our acquisition of WildBlue in December 2009.

Backlog
     As reflected in the table below, both firm and funded backlog decreased during the first nine months of fiscal year 2011. The decrease in firm and funded backlog was primarily due to expected contract awards being delayed and shifting to the last quarter of fiscal year 2011 or the early part of fiscal year 2012.

	December 31, 2010	April 2, 2010
	(In millions)
Firm backlog
Government Systems segment	$266.1	$217.8
Commercial Networks segment	236.9	283.5
Satellite Services segment	20.5	27.5

Total	$523.5	$528.8

Funded backlog
Government Systems segment	$220.7	$210.0
Commercial Networks segment	236.9	283.5
Satellite Services segment	20.5	27.5

Total	$478.1	$521.0

     The firm backlog does not include contract options. Of the $523.5 million in firm backlog, approximately $116.4 million is expected to be delivered during the remaining three months of fiscal year 2011, and the balance is expected to be delivered in fiscal year 2012 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.
     Our new awards totaled $172.1 million and $576.7 million in the three and nine months ended December 31, 2010, respectively, compared to $157.1 million and $503.4 million for the three and nine months ended January 1, 2010, respectively.
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
     Cash provided by operating activities for the first nine months of fiscal year 2011 was $123.3 million as compared to cash provided by operating activities of $57.9 million for the first nine months of fiscal year 2010. This $65.4 million increase was primarily driven by our operating results (net income adjusted for depreciation, amortization and other non-cash charges) which generated $73.9 million of cash inflows, offset by an $8.4 million year-over-year increase in cash used to fund net operating asset needs. The increase in net operating assets was predominantly due to an approximate $23.3 million decrease in accounts payable from April 2, 2010 due to timing of payments, offset by an increase of approximately $18.0 million from April 2, 2010 in our collections in excess of revenues and deferred revenues included in accrued liabilities, primarily due to timing of billings in our satellite services and commercial networks segments.

     Cash used in investing activities in the first nine months of fiscal year 2011 was $176.7 million as compared to $468.3 million for the first nine months of fiscal year 2010. This $291.6 million decrease in cash used in investing activities was primarily related to $378.0 million of net cash used for the acquisition of WildBlue in the first nine months of fiscal year 2010, compared to approximately $13.5 million of net cash used for the acquisition of Stonewood in fiscal year 2011. This decrease was offset by an increase of approximately $39.9 million in capital expenditures for new CPE units and other general purpose equipment and an additional $24.0 million for the construction of gateway facilities and network operation systems related to ViaSat-1.
     Cash provided by financing activities for the first nine months of fiscal year 2011 was $8.9 million as compared to $413.6 million for the first nine months of fiscal year 2010. This $404.7 million decrease related primarily to $271.6 million and $263.0 million in proceeds from borrowings under the Notes and under our Credit Facility, respectively, during first nine months of fiscal year 2010, compared to a $10.0 million, net, repayment of borrowings under our Credit Facility during the same period of fiscal year 2011. In addition, cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, which raised an additional $9.6 million year-over-year, and cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.
Satellite-related activities
     In January 2008, we entered into several agreements with Space Systems/Loral, Inc. (SS/L), Loral Space & Communications, Inc. (Loral) and Telesat Canada related to our anticipated high-capacity satellite system. Under the satellite construction contract with SS/L, we purchased ViaSat-1, a new high-capacity Ka-band spot-beam satellite designed by us and currently under construction by SS/L for approximately $209.1 million, subject to purchase price adjustments based on satellite performance. The total cost of the satellite is $246.0 million, but as part of the satellite purchase arrangements, Loral executed a separate contract with SS/L whereby Loral is purchasing the Canadian beams on the ViaSat-1 satellite for approximately $36.9 million (15% of the total satellite cost). We have entered into a beam sharing agreement with Loral, whereby Loral has agreed to reimburse us for 15% of the total costs associated with launch and launch insurance, which is estimated to be approximately $22.5 million, and in-orbit insurance and satellite operating costs post launch.
     In November 2008, we entered into a launch services agreement with Arianespace to procure launch services for ViaSat-1 at a cost estimated to be $107.8 million, depending on the mass of the satellite at launch. In March 2009, we substituted ILS International Launch Services, Inc. (ILS) for Arianespace as the primary provider of launch services for ViaSat-1, and accordingly, we entered into a contract for launch services with ILS to procure launch services for ViaSat-1 at an estimated cost of approximately $80.0 million, subject to certain adjustments, resulting in a net savings of approximately $20.0 million.
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
     The projected total cost of the ViaSat-1 project, including the satellite, launch, insurance and related gateway infrastructure, through in-service of the satellite is estimated to be approximately $400.0 million, excluding capitalized interest, and will depend on the timing of the gateway infrastructure roll-out, among other things. However, we anticipate capitalizing certain amounts of interest expense related to our outstanding borrowings in connection with our capital projects under construction, such as construction of ViaSat-1 and other assets. We continually evaluate alternative strategies that would limit our total required investment. We believe we have adequate sources of funding for the project, which includes our cash on hand, the cash we expect to generate from operations, and additional borrowing ability based on our financial position and debt leverage ratio. We believe this provides us flexibility to execute this project in an appropriate manner and/or obtain outside equity under terms that we consider reasonable.
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
     The Notes are guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Credit Facility (the Guarantor Subsidiaries). The Notes and the guarantees are our and the Guarantor Subsidiaries’ general senior unsecured obligations and rank equally in right of payment with all of their existing and future unsecured unsubordinated debt. The Notes and the guarantees are effectively junior in right of payment to their existing and future secured debt, including under the Credit Facility (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that are not guarantors of the Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.
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
Credit Facility and liquidity
     We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities. At December 31, 2010, we had $45.4 million in cash and cash equivalents, $181.8 million in working capital and $50.0 million in principal amount of outstanding borrowings under our Credit Facility. At April 2, 2010, we had $89.6 million in cash and cash equivalents, $214.5 million in working capital and $60.0 million in principal amount of outstanding borrowings under our Credit Facility.
     As of December 31, 2010, the Credit Facility provided a revolving line of credit of $275.0 million (including up to $35.0 million of letters of credit) with a maturity date of July 1, 2012. Borrowings under the Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, Eurodollar rate plus 1.00% or the administrative agent’s prime rate as announced from time to time, or (2) at the Eurodollar rate plus, in the case of each of (1) and (2), an applicable margin that is based on the ratio of our debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At December 31, 2010, the weighted average effective interest rate on our outstanding borrowings under the Credit Facility was 4.28%. We have capitalized certain amounts of interest expense on our Credit Facility in connection with the construction of ViaSat-1 and other assets currently under construction. The Credit Facility is guaranteed by certain of our domestic subsidiaries and collateralized by substantially all of our respective assets. The Credit Facility contains financial covenants regarding a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.
     At December 31, 2010, we had $50.0 million in principal amount of outstanding borrowings under the Credit Facility and $14.8 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of December 31, 2010 of $210.2 million. At April 2, 2010, we had $60.0 million in principal amount of outstanding borrowings under the Credit Facility and $12.9 million outstanding under standby letters of credit.
     On January 25, 2011, subsequent to the third quarter of fiscal year 2011, we further amended the Credit Facility to (1) increase our revolving line of credit from $275.0 million to $325.0 million, (2) extend the maturity date of the Credit Facility from July 1, 2012 to January 25, 2016, (3) decrease the commitment fee and the applicable margin for Eurodollar and base rate loans under the Credit Facility, and (4) amend certain financial and other covenants to provide us with increased flexibility.
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
     On March 31, 2010, we and certain WildBlue Investors completed the sale of an aggregate of 6,900,000 shares of ViaSat common stock in an underwritten public offering, 3,173,962 of which were sold by us and 3,726,038 of which were sold by such WildBlue Investors. Our net proceeds from the offering were approximately $100.5 million. The shares sold by WildBlue Investors in the offering constituted shares of our common stock issued to such WildBlue Investors in connection with our acquisition of WildBlue. On April 1, 2010, we used $80.0 million of the net proceeds to repay outstanding borrowings under the Credit Facility. The remaining net proceeds from the offering were used for general corporate purposes.
     Our future capital requirements will depend upon many factors, including the timing and amount of cash required for the ViaSat-1 satellite project pursuant to our contractual commitments, other future broadband satellite projects we may engage in, expansion of our research and development and marketing efforts, and the nature and timing of orders. Additionally, we will continue to evaluate possible acquisitions of, or investments in complementary businesses, products and technologies which may require the use of cash or additional financing. We believe that our current cash balances and net cash expected to be provided by operating activities along with availability under our Credit Facility will be sufficient to meet our anticipated operating requirements for at least the next twelve months.
Contractual Obligations
     The following table sets forth a summary of our obligations at December 31, 2010:

		For the
		Remainder of
		Fiscal Year	For the Fiscal Years Ending
(In thousands)	Total	2011	2012-2013	2014-2015	Thereafter
Operating leases and satellite capacity agreements	$133,089	$7,780	$47,074	$43,004	$35,231
Capital lease	2,960	—	2,361	599	—
The Notes (1)	414,319	6,102	48,813	48,813	310,591
Line of credit (2)	50,000	—	50,000	—	—
Standby letters of credit	14,801	5,290	9,511	—	—
Purchase commitments including satellite-related agreements	514,769	109,373	150,947	149,653	104,796

Total	$1,129,938	$128,545	$308,706	$242,069	$450,618

(1)	Includes total interest payments on the Notes of $6.1 million for the remainder of fiscal year 2011, $48.8 million in fiscal 2012-2013, $48.8 million in fiscal 2014-2015 and $35.6 million thereafter.

(2)	Does not reflect the amendment to the Credit Facility in January 2011 which extended the maturity date to January 2016.

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
     Our condensed consolidated balance sheets included $30.3 million and $24.4 million of “other liabilities” as of December 31, 2010 and April 2, 2010, respectively, which primarily consisted of our long-term warranty obligations, deferred lease credits, long-term portion of deferred revenue and long-term unrecognized tax position liabilities. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 10 of the notes to condensed consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 8 for a discussion of our product warranties.
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
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements at December 31, 2010 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our financial statements included in this Quarterly Report or in our Annual Report on Form 10-K for the year ended April 2, 2010.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
     Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, and short-term and long-term obligations, including the Credit Facility and the Notes. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. As of December 31, 2010, we had $50.0 million and $275.0 million in principal amount of outstanding borrowings under our Credit Facility and Notes, respectively, and we held no short-term investments. Our exposure to market risk for changes in interest rates relates primarily to borrowings under our Credit Facility, cash equivalents, short-term investments and short-term obligations, as our Notes bear interest at a fixed rate.
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
     As of December 31, 2010, we had $50.0 million in principal amount of outstanding borrowings under our Credit Facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin that is based on the ratio of our debt to EBITDA. As of December 31, 2010, the weighted average effective interest rate on our outstanding borrowings under the Credit Facility was 4.28%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred prior to effects of capitalized interest and cash flow by approximately $0.3 million.
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
     As of December 31, 2010, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign currency forward contracts with a notional amount of $6.1 million had a fair value of approximately $0.2 million and were recorded as a receivable as of December 31, 2010. The fair value of these foreign currency forward contracts as of December 31, 2010 would have changed by approximately $0.6 million if the foreign currency forward rate for the Euro to the U.S. dollar on these foreign currency forward contracts had changed by 10%.
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
     As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2010, the end of the period covered by this Quarterly Report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2010.
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
Item 6. Exhibits
     The Exhibit Index on page 56 is incorporated herein by reference as the list of exhibits required as part of this Quarterly Report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 8, 2011	VIASAT, INC.
/s/ Mark D. Dankberg
Mark D. Dankberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Ronald G. Wangerin
Ronald G. Wangerin
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Letter agreement, dated as of October 12, 2010, by and among ViaSat, Inc., Union Bank, N.A., and the other lenders party thereto					X

10.2	Seventh Amendment to Fourth Amended and Restated Revolving Loan Agreement, dated as of January 25, 2011, by and among ViaSat, Inc., Bank of America, N.A., Union Bank, N.A., JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Compass Bank, Credit Suisse AG, Cayman Islands Branch, Bank of the West, and other lenders party thereto	8-K	000-21767	10.1	1/28/2011

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase					X

101.LAB*	XBRL Taxonomy Extension Labels Linkbase					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase					X

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are otherwise not subject to liability under these sections.