Form 10-K
period 2011-04-01
VIASAT INC
filed 2011-05-27
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 1, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number (000-21767)

VIASAT, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0174996
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6155 El Camino Real, Carlsbad,
California 92009
(760) 476-2200
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on which Registered)

Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

The aggregate market value of the common stock held by non-affiliates of the registrant as of October 1, 2010 was approximately $1,544,701,011 (based on the closing price on that date for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock, $.0001 par value, as of May 20, 2011 was 41,747,683.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended April 1, 2011.

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

Company Overview

We are a leading provider of advanced satellite and wireless communications and secure networking systems, products and services. We have leveraged our success developing complex satellite communication systems and equipment for the U.S. government and select commercial customers to develop end-to-end satellite network solutions for a wide array of applications and customers. Our product and systems offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that our portfolio of products, combined with our ability to effectively cross-deploy technologies between government and commercial segments and across different geographic markets, provides us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies. Our customers, including the U.S. government, leading aerospace and defense prime contractors, network integrators and communications service providers, rely on our solutions to meet their complex communications and networking requirements. In addition, through our wholly owned subsidiary WildBlue Holding, Inc. (WildBlue), we are a leading wholesale and retail provider of satellite broadband internet services in the United States.

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

We believe our strong track record of developing complex, secure, high-capacity wireless and satellite networking communications technologies for both government and commercial customers, combined with our ability to integrate and leverage technologies developed across our various business segments, provides us with significant opportunities for continued growth in this segment. The U.S. military’s increasing emphasis on “network-centric” highly mobile warfare over geographically dispersed areas requires the development and deployment of secure, IP-based communications networks and products capable of supporting real-time dissemination of data using multiple transmission media. Satellite-based systems are increasingly seen as the most reliable method of connecting rapidly moving forces who may out-run the range of terrestrial radio links. In addition, we anticipate that government demand for bandwidth will continue to grow in order to support this increased use of secure IP-based network-centric applications at all organizational levels. We also expect that over the next five to ten years many of the previous generation of the U.S. Department of Defense’s (DoD’s) defense communications satellite networks will expire or become obsolete, and new programs are underway or in planning to define, develop, procure and deploy replacement systems. We believe these new programs present greater opportunities for bidding on new contracts than we have seen historically. We also believe the government’s demand for bandwidth will provide additional opportunities for us. Our existing and evolving portfolio of systems, products and solutions is well-positioned to take advantage of these significant and pervasive trends, and accordingly, we believe that these trends will continue to drive growth opportunities for our government systems segment over the next several years.

The primary products and services of our government systems segment include:

•	Government Satellite Communication Systems. Our government satellite communication systems offer an array of portable, mobile and fixed broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands for line-of-sight and beyond-line-of-sight Intelligence, Surveillance, and Reconnaissance (ISR) and Command and Control (C2) missions, as well as satellite networking services. Our systems and products are designed to support high-throughput broadband data links, to increase available bandwidth using existing satellite capacity, and to withstand certain catastrophic events. Our range of broadband modems, terminals and systems support high-speed broadband and multimedia transmissions over point-to-point, mesh and hub-and-spoke satellite networking systems, and include products designed for manpacks, aircraft, unmanned aerial vehicles (UAVs), seagoing vessels, ground mobile vehicles and fixed applications.

•	Information Assurance. Our information security and assurance products provide advanced, high-speed IP-based “Type 1” and High Assurance Internet Protocol Encryption (HAIPE®)-compliant encryption solutions that enable military and government users to communicate information securely over networks, and that secure data stored on computers and storage devices. Our encryption modules use a programmable, high-assurance architecture that can be easily upgraded in the field or integrated into existing communication networks, and are available both on a stand-alone basis and as embedded modules within our tactical radio, information distribution and other satellite communication systems and products.

•	Tactical Data Links. We develop and produce advanced tactical radio and information distribution systems that enable real-time collection and dissemination of video and data using secure, jam-resistant transmission links from manned aircraft, ground mobile vehicles and other remote platforms to networked communication and command centers. Key products in this category include: our Multifunctional Information Distribution System (MIDS) terminals for military fighter jets and their successor, MIDS Joint Tactical Radio System (MIDS-JTRS) terminals, “disposable” weapon data links and portable small tactical terminals.

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

Our networking equipment and products include radio frequency gateways, network infrastructure and end-user equipment and terminals. With expertise in commercial satellite network engineering, gateway construction and remote terminal manufacturing for various types of interactive communication services, combined with our advanced satellite technology and systems integration experience, we have the ability to design, build, initially operate and then hand over on a turnkey basis, fully operational, customized satellite communication systems capable of serving a variety of markets and applications. In addition, the strength of our core government systems business provides us with an effective platform to continue to design and develop new equipment and products, as we adapt and customize communication systems and products designed for the government systems segment to commercial use and vice versa.

We believe growth of the commercial satellite market will continue to be driven in coming years by a number of factors, including: (1) the continued growth in worldwide demand for communications services and, in particular, the rise in both consumer and enterprise demand for broadband internet access, (2) the improving cost-effectiveness of satellite communications for many uses, and (3) recent technological advancements that broaden applications for and increase the capacity and efficiency of satellite-based networks. As satellite communications equipment becomes less expensive and new capabilities emerge in satellite communications technology, we believe that the market for satellite communications will offer additional growth opportunities, as service providers seek to rapidly and cost-efficiently deploy broadband communications services across wide geographic areas, both in suburban and rural areas in the developed world and in developing countries where the deployment of terrestrial high-capacity solutions such as fiber-optic cable is neither cost-effective nor practical. Satellite communications also provide cost-effective augmentation capability for existing terrestrial networks or broadband service providers to address network congestion caused by the continued exponential increase in the volume of multimedia content accessed via the internet.

Our satellite communication systems, ground networking equipment and products cater to a wide range of domestic and international commercial customers and include:

•	Consumer Broadband. We are a leading network technology supplier for the consumer satellite market. Our SurfBeam® network systems and modems enable satellite broadband access for residential or home office customers. In addition, we designed and developed next-generation satellite network infrastructure and ground terminals to access Ka-band broadband on high-capacity satellites, including ViaSat-1, which is planned for launch in the summer of 2011 to serve the United States and Canada and KA-SAT (Eutelsat’s new high-capacity Ka-band satellite), which was launched at the end of 2010 and serves Europe and parts of the Middle East and Africa. We anticipate growing demand for Ka-band network infrastructure and ground terminals driven by additional high-capacity Ka-band satellites in other geographies around the world.

•	Antenna Systems. We develop, design, produce, test and install turnkey ground terminals and antennas for terrestrial and satellite applications, specializing in geospatial imagery, mobile satellite communication, Ka-band gateways, and other multi-band antennas.

•	Mobile Broadband Satellite Communication Systems. Our ArcLight® Ku-band mobile satellite systems and related products provide high-speed, cost-efficient broadband access while on the move via small transceivers, and are designed for use in aircraft, seagoing vessels and high-speed trains. We also sell our ArcLight mobile satellite systems to government customers as part of our government satellite communication systems business.

•	Enterprise VSAT Networks and Products. Our enterprise Very Small Aperture Terminal (VSAT) networks and products comprise VSAT satellite systems and products designed to provide enterprises with broadband access to the internet or private networks in order to support retail point-of-sale, voice-over-IP, distance learning and other web-centric or network applications. We also offer enterprise customers related products and services to address bandwidth constraints, latency and other issues, such as our AcceleNet® wide area network (WAN) optimization product, which enables enterprise customers to optimize “cloud computing” services and other applications delivered over WANs. In developing countries, we also supply our enterprise VSAT networks and products to carriers to provide cellular backhaul and telephony services in under-served areas.

•	Satellite Networking Development. Through our Comsat Labs division, we offer specialized design and technology services covering all aspects of satellite communication system architecture and technology, including the analysis, design, and specification of satellites and ground systems, ASIC and MMIC design and production, and WAN compression for enterprise networks.

Satellite Services

Our satellite services segment complements both our government systems and commercial networks segments by providing wholesale and retail satellite-based broadband internet services in the United States via our distribution and capacity agreements, as well as managed network services for the satellite communication systems of our consumer, enterprise and mobile broadband customers.

Commencing in late 2011, we expect this segment to also include broadband services using our new high-capacity Ka-band spot-beam satellite, ViaSat-1. At the time of launch, ViaSat-1 is expected to be the highest capacity, most cost-efficient satellite in the world. We currently estimate that the total data throughput of ViaSat-1 will be approximately 130 Gigabits per second. With the market demonstrating increasing demand for satellite broadband services, ViaSat-1 is designed to significantly expand the quality, capability and availability of high-speed broadband satellite services for North American consumers and enterprises. In addition, we anticipate that our government systems and commercial networks segments will be able to leverage the launch of ViaSat-1 through the increased sale of next-generation satellite communication systems, ground networking equipment and products that operate on Ka-band frequencies.

The primary services offered by our satellite services segment comprise:

•	Wholesale and Retail Broadband Services. Our WildBlue® service provides two-way satellite-based broadband internet access to consumers and small businesses in the United States. We offer a range of WildBlue service plans to both wholesale and retail customers, with pricing based on maximum downstream/upstream data speeds. As of April 1, 2011, we provided WildBlue service to approximately 409,000 subscribers. In addition, following the launch of ViaSat-1, we expect to provide wholesale and retail broadband service via ViaSat-1 in the United States at speeds and volumes that provide a broadband experience that is comparable to or better than terrestrial broadband alternatives such as wireless and DSL connections. We plan to offer wholesale broadband services via ViaSat-1 to national and regional distribution partners, including direct-to-home satellite video providers, retail service providers and communications companies. We plan to offer our retail service via ViaSat-1 through WildBlue and its dealer network.

•	Mobile Broadband Services. Our Yondertm worldwide mobile broadband services is comprised of global network management services for customers who use our ArcLight®-based mobile satellite systems supporting airborne, maritime and various ground-mobile customers.

Our Strengths

We believe the following strengths position our business to capitalize on the attractive growth opportunities presented in each of our segments:

•	Leading Satellite and Wireless Technology Platform. We believe our ability to design and deliver cost-effective satellite and wireless communications and networking solutions, covering both the supply of advanced communications systems, ground network equipment and end-user terminals, and the provision of managed network services, enables us to provide our government and commercial customers with a diverse portfolio of leading applications and solutions. Our product and systems offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that many of the market segments in which we compete have significant barriers to entry relating to the complexity of technology, the amount of required developmental funding, the willingness of the customer to support multiple suppliers, and the importance of existing customer relationships. We believe our history of developing complex secure satellite and wireless networking and communications technologies demonstrates that we possess the expertise and credibility required to serve the evolving technology needs of our government and commercial customers. In addition, our acquisition of WildBlue provides us with significant expertise in network management and operational and business systems support for large-scale network deployments.

•	Blue-Chip Customer Base. Our customers include the DoD, civil agencies, defense contractors, allied foreign governments, satellite network integrators, large communications service providers and enterprises requiring complex communications and networking solutions. The credit strength of our key customers, including the U.S. government and leading aerospace and defense prime contractors, supports our consistent financial performance.

•	Strong Balance Sheet and Equity Capitalization. We are well-capitalized with total equity as of April 1, 2011 of $844.2 million, or 72% of our total capitalization. Our revolving credit facility (the Credit Facility) allows us to borrow up to $325.0 million, and we had $60.0 million in principal amount of outstanding borrowings under the Credit Facility as of April 1, 2011. This financial flexibility along with the significant cash flow generated from our operations is expected to provide us with the liquidity to finance our ongoing capital expenditures, as well as our investment in ViaSat-1, for at least the next twelve months.

•	Experienced Management Team. Our Chief Executive Officer, Mark D. Dankberg, and our Chief Technology Officers have been with the company since its inception in 1986. Mr. Dankberg is considered to be a leading expert in the field of wireless and satellite communications. In 2008, Mr. Dankberg received the prestigious AIAA Aerospace International Communication award, which recognized him for “shepherding ViaSat into a leading satellite communications company through outstanding leadership and technical expertise.”

•	Innovation of Next-Generation Satellite Technology. ViaSat-1, our high-capacity Ka-band spot-beam satellite planned for launch in the summer of 2011, is currently under construction. At the time of launch, we believe ViaSat-1 will be the highest capacity, most cost-efficient satellite in the world. With the market demonstrating increasing demand for satellite broadband services, ViaSat-1 and our associated SurfBeam 2 ground segment technology are designed to significantly expand the quality, capability and availability of high-speed broadband satellite services for consumers and enterprises. In addition, we expect that our WildBlue business will facilitate our deployment of broadband services in the United States using ViaSat-1, as well as provide a platform for the provision of network management services to international providers of satellite broadband services.

•	Innovative Product Development and Cost-Efficient Business Model. Maintaining technological competencies and innovative new product development has been one of our hallmarks and continues to be critical to our success. Our research and development efforts are supported by an employee base of over 1,100 engineers and a culture that deeply values innovation. We balance an emphasis on new product development with efficient management of our capital. For example, the majority of our research and development efforts with respect to the development of new products or applications are funded by customers. In addition, we drive capital efficiencies by outsourcing a significant portion of our manufacturing to subcontractors with whom we collaborate to ensure quality control and superior finished products.

Our Strategy

Our objective is to leverage our advanced technology and capabilities to (1) increase our role as the U.S. government increases its emphasis on IP-based, highly secure, highly mobile, network-centric warfare, (2) develop high-performance, feature-rich, low-cost technology to grow the size of the consumer satellite broadband, commercial enterprise and networking markets, while also capturing a significant share of these growing markets, and (3) maintain a leadership position, while reducing costs and increasing profitability, in our satellite and wireless communications markets. The principal elements of our strategy include:

•	Address Increasingly Larger Markets. We have focused on addressing larger markets since our inception. As we have grown our revenues, we are able to target larger opportunities and markets more credibly and more successfully. We consider several factors in selecting new market opportunities, including whether (1) there are meaningful entry barriers for new competitors (for example, specialized technologies or relationships), (2) the new market is the right size and consistent with our growth objectives, and (3) the customers in the market value our technology competence and focus, which makes us an attractive partner.

•	Evolve into Adjacent Technologies and Markets. We anticipate continued organic growth into adjacent technologies and markets. We seek to increase our share in the market segments we address by selling existing or customized versions of technologies we developed for one customer base to a different market — for instance, to different segments of the government market or between government and commercial markets. In addition, we seek to expand the breadth of technologies and products we offer by selling new, but related, technologies and products to existing customers.

•	Enhance International Growth. International revenues represented approximately 17% of our total fiscal year 2011 revenues. We believe growth in international markets represents an attractive opportunity, as we believe our comprehensive offering of satellite communications products, systems and services will be attractive to government and commercial customers on an international basis. In addition, we expect that our WildBlue business will provide a platform for the provision of network management and back-office services to international providers of satellite broadband services, capitalizing on both the strength of WildBlue’s reputation in the satellite industry globally and WildBlue’s operational expertise with respect to the commercial provision of satellite broadband services.

•	Pursue Growth Through Strategic Alliances and Relationships. We have regularly entered into teaming arrangements with other government contractors to more effectively capture complex government programs, and we expect to continue to actively seek strategic relationships and ventures with companies whose financial, marketing, operational or technological resources can accelerate the introduction of new technologies and the penetration of new markets. We have also engaged in strategic relationships with companies that have innovative technologies and products, highly skilled personnel, market presence, or customer relationships and distribution channels that complement our strategy. We may continue to evaluate acquisitions of, or investments in, complementary companies, businesses, products or technologies to supplement our internal growth.

Our Customers

Initially, we focused primarily on developing satellite communication systems and equipment for the U.S. government, and our U.S. government contracts remain a core part of our business. However, we have also successfully diversified into other related wireless communications and secure networking markets serving a range of government and commercial customers and, over the past few years, we have significantly expanded our customer base both domestically and internationally. In addition, in December 2009 we expanded the scope of our satellite services segment through the acquisition of WildBlue, a leading satellite broadband internet service provider.

Our customers include the DoD, U.S. National Security Agency, the U.S. Department of Homeland Security, allied foreign governments, select other U.S. federal, state and local government agencies, defense contractors, satellite network integrators, large communications service providers and enterprises requiring complex communications and networking solutions. We enter into government contracts either directly with U.S. or foreign governments, or indirectly through domestic or international prime contractors. For our commercial contracts, we also act as both a prime contractor and subcontractor for the sale of equipment and services. Customers of our WildBlue service include residential customers and small businesses in the United States, as well as wholesale distribution partners such as DirecTV, DISH Network and the National Rural Telecommunications Cooperative. In February 2011, DISH Network notified us that it did not intend to renew its distribution agreement with us upon its expiration in August 2011. Under the terms of the distribution agreement, we will continue to provide service to DISH Network’s current 105,000 customers under current pricing terms until the date on which the total number of DISH Network subscribers is less than 20,000. Although the parties are in discussions that may lead to a potential new distribution contract, there can be no assurance that these ongoing discussions with DISH Network will lead to a new contract.

Revenues from the U.S. government comprised approximately 25%, 30% and 36% of total revenues for fiscal years 2011, 2010 and 2009, respectively. None of our commercial customers comprised 10% or more of total revenues in fiscal years 2011 and 2010. In fiscal year 2009, one commercial customer comprised approximately 10% of total revenues.

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

Our federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs and payment of a fee. The fee may be either fixed by the contract or variable, based upon cost control, quality, delivery and the customer’s subjective evaluation of the work. Under time-and-materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed for the cost of materials purchased to perform the contract. Under a fixed-price contract, we agree to perform specific work for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. In fiscal year 2011, approximately 9% of our total government revenues were generated from cost-reimbursement contracts with the federal government or our prime contractors, 1% from time-and-materials contracts and approximately 90% from fixed-price contracts.

Our allowable federal government contract costs and fees are subject to audit by the Defense Contracting Management Agency (DCMA) and the Defense Contract Audit Agency (DCAA). Audits may result in non-reimbursement of some contract costs and fees and delays in payments for work performed. Failure to comply with applicable contracting and procurement laws, regulations and standards could result in civil and criminal penalties and administrative sanctions being imposed on us, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if we fail to obtain an “adequate” determination of our various accounting and management internal control systems from applicable U.S. government agencies or if allegations of impropriety are made against us, we could suffer serious harm to our business or our reputation, including our ability to bid on new contracts or receive contract renewals and our competitive position in the bidding process.

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

We conduct the majority of our research and product development activities in-house and have a research and development and engineering staff, which includes over 1,100 engineers. Our product development activities focus on products that we consider viable revenue opportunities to support all of our business segments. A significant portion of our research and development efforts have generally been conducted in direct response to the specific requirements of a customer’s order and, accordingly, these amounts are included in the cost of sales when incurred and the related funding is included in revenues at that time.

The portion of our contract revenues which includes research and development funded by government and commercial customers was approximately $210.6 million, $92.9 million and $126.7 million during fiscal years 2011, 2010 and 2009, respectively. In addition, we incurred $28.7 million, $27.3 million and $29.6 million during fiscal years 2011, 2010 and 2009, respectively, on independent research and development (IR&D) expenses, which comprises research and development not directly funded by a third party. Funded research and development contains a profit component and is therefore not directly comparable to independent research and development. As a U.S. government contractor, we also are able to recover a portion of our IR&D expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs.

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

Sales and Marketing

We have a sales presence in various domestic and foreign locations, and we sell our products and services both directly and indirectly through channel partners, as described below:

•	Government Sales Organization. Our government sales organization consists of both direct sales personnel who sell our standard products, and business development personnel who work with engineers, program managers, marketing managers and contract managers to identify business opportunities, develop customer relationships, develop solutions for customers’ needs, prepare proposals and negotiate contractual arrangements. The period of time from initial contact through the point of product sale and delivery can take over three years for more complex product developments. Products already in production can usually be delivered to a customer between 90 to 180 days from the point of product sale.

•	Commercial Networks Sales Organization. Our commercial networks sales organization consists of sales managers and sales engineers, who act as the primary interface to establish account relationships and determine technical requirements for customer networks. In addition to our sales force, we maintain a highly trained service staff to provide technical product and service support to our customers. The sales cycle in the commercial network market is lengthy and it is not unusual for a sale to take up to 18 months from the initial contact through the execution of the agreement. The sales process often includes several network design iterations, network demonstrations and pilot networks consisting of a few sites.

•	Satellite Services Sales Organization. Our satellite services sales organization includes exclusive wholesale distribution relationships with DirecTV and the National Rural Telecommunications Cooperative for our WildBlue satellite broadband internet service, as well as our own retail distribution channel, which sells directly to residential customers.

•	Strategic Partners. To augment our direct sales efforts, we seek to develop key strategic relationships to market and sell our products and services. We direct our sales and marketing efforts to our strategic partners, primarily through our senior management relationships. In some cases a strategic ally may be the prime contractor for a system or network installation and will subcontract a portion of the project to us. In other cases, the strategic ally may recommend us as the prime contractor for the design and integration of the network. We seek strategic relationships and partners based on many factors, including financial resources, technical capability, geographic location and market presence.

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

In our commercial networks and satellite services segments, we compete with Gilat, Hughes Communications and iDirect Technologies, each of which offers a broad range of satellite communications products and services, and with other terrestrial-based internet service providers in areas where such competing services are available. Our principal competitors in the supply of antenna systems are ASC Signal, General Dynamics, L-3 Communications and Zodiac Data Systems.

The overall number of our competitors may increase, and the identity and composition of competitors may change. As we continue to expand our sales globally, we may see new competition in different geographic regions. Many of our competitors have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources and access to technologies not available to us. In addition, our satellite services segment may face increasing competition as a result of recent industry consolidation and vertical integration, which may enable our competitors to provide competing services to broader customer segments or to offer bundled service offerings that we are not able to duplicate, or which may reduce demand for our wholesale broadband distribution services. Further, some of our customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with us at any time.

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

Contract manufacturers produce products for many different customers and are able to pass on the benefits of large scale manufacturing to their customers. These manufacturers are able to achieve high quality products with lower levels of costs by (1) exercising their high-volume purchasing power, (2) employing advanced and efficient production equipment and capital intensive systems whose costs are leveraged across their broad customer base, and (3) using a cost-effective skilled workforce. Our primary contract manufacturers include Benchmark, EADS, Harris, IEC Electronics Corporation, MTI and Regal Technology Partners.

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

Radio Frequency and Communications Regulation

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

Space Stations.  In the United States, the FCC authorizes the launch and operation of commercial spacecraft, and also authorizes non-U.S. licensed spacecraft to be used to serve the United States. The FCC has authorized the use of the Anik F2, WildBlue-1 and ViaSat-1 spacecraft to serve the United States. The use of these spacecraft in our business is subject to various conditions in the underlying authorizations, as well as the technical and operational requirements of the FCC’s rules and regulations. For example, in granting such authorization with respect to ViaSat-1, which is not yet operational, the FCC imposed implementation milestones that we must satisfy in order to maintain that authorization. Specifically, the authorization requires that we: (1) enter into a binding non-contingent contract to construct the licensed satellite system by August 18, 2010, (2) complete critical design review by August 18, 2011, (3) begin construction by August 18, 2012, and (4) launch and operate by August 18, 2014. We have satisfied the first three of these milestones, and plan to satisfy the fourth of these milestones in calendar 2011, well in advance of the deadline.

Universal Service.  Certain of our services may constitute the provision of telecommunications to, from or within the United States, and may require us to contribute a percentage of our revenues from such services to universal service support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. This percentage is set each calendar quarter by the FCC, and currently is 14.9%. Current FCC rules permit us to pass this universal service contribution through to our customers. The FCC also is considering whether and how to alter the regulatory framework governing federal universal service support mechanisms. For example, in early 2011, the FCC proposed modifications to the universal service support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. The proposals currently being considered by the FCC would transform the existing universal service support mechanisms through the creation of a Connect America Fund (CAF) that would be focused on funding the deployment of affordable broadband services to rural America. The framework proposes to exclude satellite broadband providers from direct participation in Phase I of the CAF and suggests the possibility of limiting satellite participation in Phase II of the CAF. If adopted, this disparate treatment would prevent ViaSat and other satellite broadband service providers from competing for funding on an equal basis with terrestrial and other broadband service providers.

CALEA.  We are obligated to comply with the requirements of the Communications Assistance for Law Enforcement Act (CALEA), which requires telecommunications providers and broadband internet access providers to ensure that law enforcement agencies are able to conduct lawfully-authorized surveillance of users of their services.

Net Neutrality.  In October 2009, the FCC proposed and sought public comment on rules intended to preserve the openness of the internet, a concept generally referred to as “net neutrality.” The proposed rules would, among other things, prohibit facilities-based broadband internet access service providers from preventing end-user customers from accessing lawful content or running applications of their choice over the internet, and from connecting and using devices that do not harm the network; they also would require facilities-based broadband internet access service providers to treat lawful content, applications, and services in a nondiscriminatory manner, and to make certain disclosures concerning their practices as they relate to the openness of their networks. However, the FCC’s proposal would permit us to employ reasonable techniques to manage traffic on our network. In addition, the FCC’s proposal would exempt from these rules (1) services provided to national or homeland security authorities, and (2) certain managed or specialized services provided to enterprise customers. Many of our services could fall within these categories of exempt services, and we do not believe that these rules as proposed would likely have a material impact on our operations. If the FCC were to adopt different rules, though, or construe narrowly or eliminate its proposed exemptions, the impact of any final rules on our operations could be different.

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

Other Regulations

As a government contractor, we are subject to routine audits, investigations and reviews by U.S. government agencies such as the DCMA and DCAA. These agencies routinely audit and review a contractor’s performance under government contracts, cost structure, pricing practices and compliance with applicable laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its accounting and management internal control systems and policies, including the contractor’s general control environment and accounting, purchasing, property, budgeting, billing, compensation, labor, management, and information technology systems. Failure to comply with applicable contracting and procurement laws, regulations and standards could result in civil and criminal penalties and administrative sanctions being imposed on us, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if we fail to obtain an “adequate” determination of our various accounting and management internal control systems from applicable U.S. government agencies or if allegations of impropriety are made against us, we could suffer serious harm to our business or our reputation, including our ability to bid on new contracts or receive contract renewals and our competitive position in the bidding process.

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

Employees

As of April 1, 2011, we employed more than 2,200 individuals worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe we have been successful in recruiting qualified employees, but there is no assurance we will continue to be successful in the future.

Executive Officers

Set forth below is information concerning our executive officers and their ages as of April 1, 2011.

Name	Age	Position

Mark D. Dankberg	55	Chairman of the Board and Chief Executive Officer
Richard A. Baldridge	52	President and Chief Operating Officer
H. Stephen Estes	56	Vice President — Human Resources
Kevin J. Harkenrider	55	Vice President of ViaSat; Vice President and Chief Operating Officer of WildBlue
Steven R. Hart	57	Vice President and Chief Technical Officer
Keven K. Lippert	38	Vice President — General Counsel and Secretary
Mark J. Miller	51	Vice President and Chief Technical Officer
Thomas E. Moore	49	Senior Vice President of ViaSat; President of WildBlue
Ronald G. Wangerin	44	Vice President and Chief Financial Officer

Mark D. Dankberg is a founder of ViaSat and has served as Chairman of the Board and Chief Executive Officer of ViaSat since its inception in May 1986. Mr. Dankberg provides our Board with significant operational, business and technological expertise in the satellite and communications industry, and intimate knowledge of the issues facing our management, having been a member of ViaSat’s founding group in May 1986. Mr. Dankberg also has significant expertise and perspective as a member of the boards of directors of companies in various industries, including communications. Mr. Dankberg serves as a director of TrellisWare Technologies, Inc. (TrellisWare), a majority-owned subsidiary of ViaSat that develops advanced signal processing technologies for communication applications, and was a director of REMEC, Inc. In addition, Mr. Dankberg serves on the board of Minnetronix, Inc., a privately-held medical device and design company. Prior to founding ViaSat, he was Assistant Vice President of M/A-COM Linkabit, a manufacturer of satellite telecommunications equipment, from 1979 to 1986, and Communications Engineer for Rockwell International Corporation from 1977 to 1979. Mr. Dankberg holds B.S.E.E. and M.E.E. degrees from Rice University.

Richard A. Baldridge joined ViaSat in April 1999 as Vice President and Chief Financial Officer. From September 2000 to August 2002, Mr. Baldridge served as Executive Vice President, Chief Operating Officer and Chief Financial Officer. He currently serves as President and Chief Operating Officer of ViaSat. In addition, Mr. Baldridge serves as a director of CommNexus San Diego, a non-profit technology industry association. Prior to joining ViaSat, Mr. Baldridge served as Vice President and General Manager of Raytheon Corporation’s Training Systems Division from January 1998 to April 1999. From June 1994 to December 1997, Mr. Baldridge served as Chief Operating Officer, Chief Financial Officer and Vice President — Finance and Administration for Hughes Information Systems and Hughes Training Inc., prior to their acquisition by Raytheon in 1997. Mr. Baldridge’s other experience includes various senior financial and general management roles with General Dynamics Corporation. Mr. Baldridge holds a B.S.B.A. degree in Information Systems from New Mexico State University.

H. Stephen Estes first became part of the ViaSat team with the acquisition of several commercial divisions of Scientific-Atlanta in April 2000. Mr. Estes served as Vice President and General Manager of the Antenna Systems group from 2000 to 2003. From 2003 to 2005, he served as a co-founder of an entrepreneurial startup. In September 2005, Mr. Estes rejoined ViaSat as Vice President — Human Resources. Mr. Estes began his career as an electrical design engineer, moving into various management positions in engineering, program management, sales and marketing, and general management for companies that included Scientific-Atlanta, Loral (now part of L-3 Communications), and AEL Cross Systems (now part of BAE Systems). Mr. Estes holds a B.S. degree in Mathematics from Brescia University, an Electrical Engineering degree from Georgia Tech and an M.B.A. degree from Georgia State University focused on finance and marketing.

Kevin J. Harkenrider joined ViaSat in October 2006 as Director — Operations and served as Vice President — Operations from January 2007 until December 2009. He assumed his current position as Vice President of ViaSat and Vice President and Chief Operating Officer of WildBlue Communications, a ViaSat subsidiary, in December 2009 following our acquisition of WildBlue. Prior to joining ViaSat, Mr. Harkenrider served as Account Executive at Computer Sciences Corporation from 2002 through October 2006. From 1992 to 2001, Mr. Harkenrider held several positions at BAE Systems, Mission Solutions (formerly GDE Systems, Marconi Integrated Systems and General Dynamics Corporation, Electronics Division), including Vice President and Program Director, Vice President — Operations and Vice President — Material. Prior to 1992, Mr. Harkenrider served in several director and program manager positions at General Dynamics Corporation. Mr. Harkenrider holds a B.S. degree in Civil Engineering from Union College and an M.B.A. degree from the University of Pittsburgh.

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

Mark J. Miller is a founder of ViaSat and has served as Vice President and Chief Technical Officer of ViaSat since March 1993 and as Engineering Manager since 1986. Prior to joining ViaSat, Mr. Miller was a Staff Engineer at M/A-COM Linkabit from 1983 to 1986. Mr. Miller holds a B.S.E.E. degree from the University of California, San Diego and a M.S.E.E. degree from the University of California, Los Angeles.

Thomas E. Moore joined ViaSat in 2008 as Senior Vice President and President of ViaSat Satellite Ventures. In 2009, he also was appointed as the President of WildBlue Communications. Prior to joining ViaSat, Mr. Moore was a principal at TimesArrow, a venture investing firm from December 2005. From 1998 through 2005 (prior to our acquisition of WildBlue), Mr. Moore served as President, Chief Executive Officer of WildBlue Communications and served as a director of WildBlue Communications until February 2008. From 1993 through 1998 Mr. Moore was in senior management at Cable Television Laboratories (CableLabs) a non-profit technology development consortium of the cable industry. Mr. Moore is on the advisory boards of the Telecommunications Program at the University of Colorado and Silicon Flatirons and serves as a founding member of the Colorado Governor’s Innovation Council. Mr. Moore holds a master’s degree in telecommunications engineering from the University of Colorado and he earned an M.B.A. (with distinction) from Harvard Business School. He also holds a B.S. in Engineering from the Colorado School of Mines.

Ronald G. Wangerin joined ViaSat in 2002 as Vice President and Chief Financial Officer. Prior to joining ViaSat, Mr. Wangerin served as Vice President, Chief Financial Officer, Treasurer, and Secretary at NexusData Inc., a privately-held wireless data collection company, from 2000 to 2002. From 1997 to 2000, Mr. Wangerin held several positions at Hughes Training Inc., a subsidiary of Raytheon, including Vice President and Chief Financial Officer. Mr. Wangerin worked for Deloitte & Touche LLP from 1989 to 1997. Mr. Wangerin holds a B.S. degree in Accounting and a Masters of Accounting degree from the University of Southern California.

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

Owning and Operating Satellites Involve Considerable Risks

In December 2009, we acquired WildBlue and, as a result of such acquisition, we now own and operate WildBlue’s Ka-band satellite (WildBlue-1) and hold an exclusive lifetime lease of Ka-band capacity on Telesat Canada’s Anik F2 satellite in the contiguous United States. We currently plan to launch ViaSat-1, our new high-

capacity broadband satellite, in the summer of 2011 and introduce service on this satellite in the fall of 2011. We may acquire or use one or more additional satellites in the future. We also plan to develop next generation broadband ground infrastructure and terminals for use with these satellites. If we are unable to continue to operate WildBlue-1 or Anik F2, or are unable to manufacture and successfully launch a satellite in a timely manner or at all, as a result of any of the following risks or otherwise, we may be unable to realize the anticipated benefits from our satellite and associated services business, and our business, financial condition and results of operations could be materially adversely affected:

•	Business Plan. We may be unsuccessful in implementing our business plan for the WildBlue business and our satellite services segment as a whole, or we may not be able to achieve the revenue that we expect from our satellite services segment. A failure to attract a sufficient number of distributors or customers would result in lower revenues than anticipated.

•	Satellite Failures and Degradations in Performance. The WildBlue-1 satellite and Telesat Canada’s Anik F2 satellite supporting our WildBlue business are, and ViaSat-1 and any future satellite we acquire will be, subject to potential satellite failures or performance degradations. Satellites are subject to in-orbit risks including malfunctions, commonly referred to as anomalies, interference from electrostatic storms, and collisions with meteoroids, decommissioned spacecraft or other space debris. Anomalies occur as a result of various factors, such as satellite manufacturing errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space. If any of the foregoing were to occur on either WildBlue-1, Anik F2, ViaSat-1 or any other satellite we may acquire or use, this could have a material adverse effect on our operations, our ability to generate revenues in our satellite services segment, and our relationships with current customers and distributors, as well as our ability to attract new customers for our satellite broadband services. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expenses due to the need to provide replacement or backup capacity and potentially reduce revenues if service is interrupted on the satellites we utilize. We may not be able to obtain or finance backup transponder capacity or a replacement satellite on reasonable economic terms or at all. In addition, an increased frequency of anomalies could impact market acceptance of our services.

•	Cost and Schedule Risks. The cost of completing satellites and developing the associated next generation SurfBeam 2 ground infrastructure may be more than we anticipate and there may be delays in completing satellites and SurfBeam 2 infrastructure within the expected timeframe. We may be required to spend in excess of our current forecast for the completion, launch and launch insurance of ViaSat-1, or for the development associated with the SurfBeam 2 equipment. The construction and launch of satellites are often subject to delays, including satellite and launch vehicle construction delays, cost overruns, periodic unavailability of reliable launch opportunities and delays in obtaining regulatory approvals. If the satellite construction schedule is not met, there may be even further delays because there can be no assurance that a launch opportunity will be available at the time the satellite is ready to be launched, and we may not be able to obtain or maintain regulatory authority or ITU priority necessary to implement the satellite as proposed.

•	Launch Risks. There are risks associated with the launch of satellites, including launch failure, damage or destruction during launch and improper orbital placement. Launch vehicles may underperform, in which case the satellite may still be placed into service by using its onboard propulsion systems to reach the desired orbital location, resulting in a reduction in its service life. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36 months, and obtain other launch opportunities. The overall historical loss rate in the satellite industry for all launches of commercial satellites in fixed orbits in the last five years is estimated by some industry participants to be approximately 10% but could at any time be higher.

•	Satellite Life. Our ability to earn revenue depends on the usefulness of WildBlue-1, Anik F2, ViaSat-1 and any other satellite we may acquire in the future. Each satellite has a limited useful life. The period of time during which a satellite is expected to function in accordance with its specifications is referred to as such satellite’s design life. The design life of ViaSat-1 is 15 years from launch. The design life of WildBlue-1 was 12 years from launch, ending in 2019, and the design life of Telesat Canada’s Anik F2 satellite was 15 years from launch, ending in 2019. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their design and construction, the durability of their component parts and back-up units, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, the remaining on-board fuel following orbit insertion, the occurrence of any anomaly or series of anomalies affecting the satellite, and the launch risks and in-orbit risks described above. There can be no assurance that the actual useful life of WildBlue-1, Anik F2, ViaSat-1or any other satellite that we may acquire will equal its design life. In addition, continued improvements in satellite technology may make obsolete ViaSat-1 or any other satellite we may acquire prior to the end of its life.

•	Insurance Risks. We currently hold launch insurance for ViaSat-1, in-orbit insurance for WildBlue-1 and Anik F2, and the first year’s in-orbit insurance for ViaSat-1. We also intend to seek in-orbit insurance for any satellite we may acquire. However, we may not be able to obtain insurance, or renew existing insurance, on reasonable economic terms or at all. If we are able to obtain or renew our insurance, it may contain customary exclusions and will not likely cover the full cost of constructing and launching or replacing the satellites, nor will it cover business interruptions or similar losses. In addition, the occurrence of any anomalies on other satellites, including other Ka-band satellites, or any failures of a satellite using similar components or failures of a similar launch vehicle to the launch vehicle we expect to use to launch ViaSat-1, may materially adversely affect our ability to insure the satellites at commercially reasonable premiums, if at all.

•	Joint Venture Risks. We may own or operate future satellites through joint ventures that we do not control. If we were to enter into any such joint venture, we would be exposed to certain risks and uncertainties, including the risk of the joint venture or applicable entity failing to satisfy its obligations, which may result in certain liabilities to us for guarantees and other commitments, challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements. In addition, our operating results would be affected by the performance of businesses over which we do not exercise unilateral control and, if any other members of such joint venture were to file for bankruptcy or otherwise fail to perform its obligations or to manage the joint venture effectively, this could cause us to lose our investment in any such joint venture entity.

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

Our operations also rely upon authorizations held by other entities with which we have contractual arrangements. The failure of those entities to maintain their respective authorizations, or the termination or expiration of our contractual arrangements with those entities, could have a material adverse impact on our business. For example, in order to provide our WildBlue service, we use Ka-band capacity on the Anik F2 satellite under an agreement with Telesat Canada, and we may do so until the end of the useful life of that satellite. Telesat Canada operates that satellite under authority granted to it by the government of Canada. We also currently use the WildBlue-1 satellite, which we own, and which is co-located with Anik F2 under authority granted to Telesat Canada by the government of Canada, and pursuant to an agreement we have with Telesat Canada that expires upon the end of the useful life of Anik F2. While the end of the useful life of Anik F2 is not expected to occur before 2019, there can be no assurance that will be the case. We also intend to use our ViaSat-1 satellite, which is expected to be launched in the summer of 2011, to provide WildBlue service. That satellite will operate under authority granted to

ManSat Limited by the governments of the Isle of Man and the United Kingdom, and pursuant to contractual arrangements we have with ManSat Limited that extend past the expected useful life of ViaSat-1. The failure of Telesat Canada or ManSat Limited to maintain their respective authorizations, or the termination or expiration of our contractual arrangements with those entities (including as a result of the premature end of life of Anik F2), could require us to seek alternative satellite capacity for our customers, which may not be available, or which may require the costly and time-consuming process of repointing the antennas of our customers.

Our Operating Results Are Difficult to Predict

Our operating results have varied significantly from quarter to quarter in the past and may continue to do so in the future. The factors that cause our quarter-to-quarter operating results to be unpredictable include:

•	a complex and lengthy procurement process for most of our customers or potential customers;

•	changes in the levels of research and development spending, including the effects of associated tax credits;

•	cost overruns on fixed-price development contracts;

•	the difficulty in estimating costs over the life of a contract, which may require adjustment in future periods;

•	the timing, quantity and mix of products and services sold;

•	price discounts given to some customers;

•	market acceptance and the timing of availability of our new products and services;

•	the timing of customer payments for significant contracts;

•	one-time charges to operating income arising from items such as acquisition expenses, impairment of assets and write-offs of assets related to customer non-payments or obsolescence;

•	the failure to receive an expected order or a deferral of an order to a later period; and

•	general economic and political conditions.

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

Our Reliance on U.S. Government Contracts Exposes Us to Significant Risks

Our government systems segment revenues were approximately 48% of our total revenues in fiscal year 2011, 56% of our total revenues in fiscal year 2010 and 62% of our total revenues in fiscal year 2009, and were derived from U.S. government applications. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenue. U.S. government business exposes us to various risks, including:

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

Our Business Could Be Adversely Affected by a Negative Audit by the U.S. Government

As a government contractor, we are subject to routine audits, investigations and reviews by U.S. government agencies such as the DCMA and DCAA. These agencies routinely audit and review a contractor’s performance under government contracts, cost structure, pricing practices and compliance with applicable laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its accounting and management internal control systems and policies, including the contractor’s general control environment and accounting, purchasing, property, budgeting, billing, compensation, labor, management, and information technology systems. Both contractors and the U.S. government agencies conducting these audits, investigations and reviews have come under increased scrutiny. In particular, audits, investigations and reviews have become more rigorous and the standards to which we are held are being more strictly interpreted, increasing the likelihood of an audit or investigation resulting in an adverse outcome. Increases in congressional scrutiny and investigations into business practices and major programs supported by contractors may lead to increased legal costs and may harm our reputation and profitability if we are among the targeted companies.

Failure to comply with applicable contracting and procurement laws, regulations and standards could result in civil and criminal penalties and administrative sanctions being imposed on us, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if we fail to obtain an “adequate” determination of our various accounting and management internal control systems from applicable U.S. government agencies or if allegations of impropriety are made against us, we could suffer serious harm to our business or our reputation, including our ability to bid on new contracts or receive contract renewals and our competitive position in the bidding process. If we incur a material penalty or administrative sanction or otherwise suffer harm to our reputation, our profitability, cash position and future prospects could be adversely affected. The audits of our incurred cost by the DCAA have not been completed for fiscal year 2003 and subsequent fiscal years, and if the outcome of such audit or future audits is adverse, we may be required to refund payments made under affected government contracts and we could be prohibited from bidding on future U.S. government contracts, which would have a material adverse affect on our business, financial condition and results of operations. Although we have recorded contract revenues subsequent to fiscal year 2002 based upon an estimate of costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed our estimates, our profitability would be adversely affected. In the fourth quarter of fiscal year 2011, based on recent events, including communications with the DCMA, changes in the regulatory environment for federal government contractors and the status of current government audits, we recorded an additional $5.0 million in contract-related reserves for our estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts, bringing our total reserve to $6.7 million as of April 1, 2011. These reserves are classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on status of the related contracts. There can be no assurance that the audits of our incurred costs and cost accounting systems for other fiscal years will not be subject to further audit, review or scrutiny by the DCAA or other government agencies.

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

The current economic environment may materially adversely affect our business and financial performance in a number of ways. As a result of slowing global economic growth, our customers or key suppliers may experience deterioration of their businesses, cash flow shortages, difficulty obtaining financing or insolvency. Existing or potential customers may reduce or postpone spending in response to tighter credit, negative financial news or declines in income or asset values, which could have a material negative effect on the demand for our products and services. If the global economic slowdown continues for a significant period or there is significant further deterioration in the U.S. or global economy, our results of operations, financial position and cash flows could be materially adversely affected.

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

A Significant Portion of Our Revenues Is Derived from a Few of Our Contracts

A small number of our contracts account for a significant percentage of our revenues. Our five largest contracts generated approximately 21% of our total revenues in fiscal year 2011, 25% of our total revenues in fiscal year 2010 and 35% of our total revenues in fiscal year 2009. Our largest revenue producing contracts are related to our tactical data links products, including our MIDS terminals, which generated approximately 13% of our total revenues in fiscal year 2011, 19% of our total revenues in fiscal year 2010 and 21% of our total revenues in fiscal year 2009. The failure of these customers or any of our key distributors to place additional orders or to maintain their contracts with us for any reason, including any downturn in their business or financial condition or our inability to renew our contracts with these customers or obtain new contracts when they expire, could materially harm our business and impair the value of our common stock.

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

Our Development Contracts May Be Difficult for Us to Comply with and May Expose Us to Third-Party Claims for Damages

We are often party to government and commercial contracts involving the development of new products. We derived approximately 26% of our total revenues in fiscal year 2011, 14% of our total revenues in fiscal year 2010 and 20% of our total revenues in fiscal year 2009 from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones in our contracts. We cannot assure you that the other parties to any such contract will not terminate the contract or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

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

•	our ability to enhance our offerings by adding innovative features that differentiate our offerings from those of our competitors;

•	successful integration of various elements of our complex technologies and system architectures;

•	timely completion and introduction of new product designs;

•	achievement of acceptable product costs;

•	timely and efficient implementation of our manufacturing and assembly processes and cost reduction efforts;

•	establishment of close working relationships with major customers for the design of their new communications and secure networking systems incorporating our products;

•	development of competitive products and technologies by competitors;

•	marketing and pricing strategies of our competitors with respect to competitive products; and

•	market acceptance of our new products.

We cannot assure you our product or technology development efforts for communications and networking products will be successful or any new products and technologies we develop will achieve sufficient market acceptance. We may experience difficulties that could delay or prevent us from successfully selecting, developing, manufacturing or marketing new products or enhancements, and these efforts could divert our attention and resources from other projects. We cannot be sure that such efforts and expenditures will ultimately lead to the timely development of new offerings and technologies. Any delays could result in increased costs of development or deflect resources from other projects. In addition, defects may be found in our products after we begin deliveries that could result in the delay or loss of market acceptance. If we are unable to design, manufacture, integrate and market profitable new products for existing or emerging communications and secure networking markets, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

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

Because Our Products Are Complex and Are Deployed in Complex Environments, Our Products May Have Defects that We Discover Only After Full Deployment, which Could Seriously Harm Our Business

We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software typically contains defects or programming flaws that can unexpectedly interfere with expected operations. In addition, our products are complex and are designed to be deployed across complex networks. Because of the nature of these products, there is no assurance that our pre-shipment testing programs will be adequate to detect all defects. As a result, our customers may discover errors or defects in our hardware or software, or our products may not operate as expected after they have been fully deployed. If we are unable to cure a product defect, we could experience damage to our reputation, reduced customer satisfaction, loss of existing customers and failure to attract new customers, failure to achieve market acceptance, cancellation of orders, loss of revenue, reduction in backlog and market share, increased service and warranty costs, diversion of development resources, legal actions by our customers, product returns or recalls, issuance of credit to customers and increased insurance costs. Defects, integration issues or other performance problems in our products could also result in financial or other damages to our customers. Our customers could seek damages for related losses from us, which could seriously harm our business, financial condition and results of operations. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly. The occurrence of any of these problems would seriously harm our business, financial condition and results of operations.

Our Reputation and Business Could Be Materially Harmed as a Result of Data Breaches, Data Theft, Unauthorized Access or Hacking

Our success depends, in part, on the secure and uninterrupted performance of our information technology systems. An increasing number of companies have recently disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on their computer networks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If unauthorized parties gain access to our information technology systems, they may be able to misappropriate confidential information (such as customer credit card numbers), cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. In such circumstances, we could be held liable to our customers or other parties, or be subject to regulatory or other actions for breaching privacy rules. Any compromise of our security could result in a loss of confidence in our security measures, and subject us to litigation, civil or criminal penalties, and adverse publicity that could adversely affect our financial condition and results of operations. Further, if we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our operations.

We May Experience Losses from Our Fixed-Price Contracts

Approximately 95% of our total revenues in fiscal year 2011, 91% of our total revenues in fiscal year 2010 and 86% of our total revenues in fiscal year 2009 were derived from government and commercial contracts with fixed prices. These contracts carry the risk of potential cost overruns because we assume all of the cost burden. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. In the past, we have experienced significant cost overruns and losses on fixed-price contracts. For example, in June 2010, we performed extensive integration testing of numerous system components that had been separately developed as part of a government satellite communication program. As a result of this testing and subsequent internal reviews and analyses, we determined that significant additional rework was required in order to complete the program requirements and specifications and to prepare for a scheduled customer test in our fiscal second quarter. This additional rework and engineering effort resulted in a substantial increase in estimated labor and material costs to complete the program. Accordingly, during the first quarter of fiscal year 2011, we recorded an additional forward loss of $8.5 million related to this estimate of program costs. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. We believe a high percentage of our contracts will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

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

The Markets We Serve Are Highly Competitive and Our Competitors May Have Greater Resources than Us

The wireless and satellite communications and secure networking industries are highly competitive and competition is increasing. In addition, because the markets in which we operate are constantly evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and who may introduce new competing technologies, products or services into our markets. Currently, we face substantial competition from domestic and international wireless, satellite and terrestrial-based communications service providers in the commercial and government industries, including BAE Systems, General Dynamics, Gilat, Harris, Hughes Communications, iDirect Technologies, L-3 Communications and Rockwell Collins. Many of our competitors and potential competitors have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources and access to technologies not available to us. In addition, our satellite services segment may face increasing competition as a result of recent industry consolidation and vertical integration, which many enable our competitors to provide competing services to broader customer segments or to offer bundled service offerings that we are not able to duplicate, or which may reduce demand for our wholesale broadband distribution services. In addition, some of our customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with us at any time. Our ability to compete may be adversely affected by limits on our capital resources and our ability to invest in maintaining and expanding our market share.

Any Failure to Successfully Integrate Strategic Acquisitions Could Adversely Affect Our Business

In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include:

•	the difficulty in integrating newly acquired businesses and operations in an efficient and effective manner;

•	the challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions;

•	the risk of diverting our resources and the attention of our senior management from the operations of our business;

•	additional demands on management related to the increase in the size and scope of our company following the acquisition;

•	the risk that our markets do not evolve as anticipated and the technologies acquired do not prove to be those needed to be successful in those markets;

•	difficulties in combining corporate cultures;

•	difficulties in the assimilation and retention of key employees;

•	difficulties in maintaining relationships with present and potential customers, distributors and suppliers of the acquired business;

•	costs and expenses associated with any undisclosed or potential liabilities of the acquired business;

•	delays, difficulties or unexpected costs in the integration, assimilation, implementation or modification of platforms, systems, functions, technologies and infrastructure to support the combined business, as well as maintaining uniform standards, controls (including internal accounting controls), procedures and policies;

•	the risk that the returns on acquisitions will not support the expenditures or indebtedness incurred to acquire such businesses or the capital expenditures needed to develop such businesses;

•	the risks of entering markets in which we have less experience; and

•	the risks of potential disputes concerning indemnities and other obligations that could result in substantial costs.

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

Our Level of Indebtedness May Adversely Affect Our Ability to Operate Our Business, Remain in Compliance with Debt Covenants, React to Changes in Our Business or the Industry in which We Operate, or Prevent Us from Making Payments on Our Indebtedness

As of April 1, 2011, our total indebtedness was $352.4 million, which included $60.0 million in principal amount of outstanding borrowings under our Credit Facility, $14.3 million outstanding under standby letters of credit, $3.1 million of capital lease obligations and $275.0 million in principal amount outstanding of 8.875% Senior Notes due 2016 (the Notes).

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

We May Incur Additional Indebtedness, which Could Further Increase the Risks Associated with Our Leverage

We may incur additional indebtedness in the future, which may include financing relating to future satellites, other potential acquisitions, working capital, capital expenditures or general corporate purposes. In March 2010, we filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of debt securities, common stock, preferred stock, depositary shares, warrants and rights. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers and agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. If new indebtedness is added to our current level of indebtedness, the related risks that we now face could intensify.

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

•	incur, assume or guarantee additional indebtedness;

•	issue redeemable stock and preferred stock;

•	grant or incur liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	make loans and investments;

•	pay dividends, make distributions, or redeem or repurchase capital stock;

•	enter into transactions with affiliates;

•	reduce our satellite insurance; and

•	consolidate or merge with or into, or sell substantially all of our assets to, another person.

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

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions, Changes in Regulation and Currency Fluctuations

Approximately 17% of our total revenues in fiscal year 2011, 19% of our total revenues in fiscal year 2010 and 16% of our total revenues in fiscal year 2009 were derived from international sales. We anticipate international sales will account for an increasing percentage of our total revenues over the next several years. Many of these international sales may be denominated in foreign currencies. Because we do not currently engage in, nor do we anticipate engaging in, material foreign currency hedging transactions related to international sales, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.

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

Changes in the Regulatory Environment Could Have a Material Adverse Impact on Our Competitive Position, Growth and Financial Performance

The provision of wireless and satellite communications and secure networking products and services is highly regulated. Our business is subject to the regulatory authority of the jurisdictions in which we operate, including the United States and other jurisdictions around the world. Those authorities regulate, among other things, the launch and operation of satellites, the use of radio spectrum, the licensing of earth stations and other radio transmitters, the provision of communications services, and the design, manufacture and marketing of communications systems and networking infrastructure. We cannot predict when or whether applicable laws or regulations may come into effect or change, or what the cost and time necessary to comply with such new or updated laws or regulations may be. Failure to comply with applicable laws or regulations could result in the imposition of financial penalties against us, the adverse modification or cancellation of required authorizations, or other material adverse actions.

Laws and regulations affecting the wireless and satellite communications and secure networking industries are subject to change in response to industry developments, new technology, and political considerations. Legislators and regulatory authorities in various countries are considering, and may in the future adopt, new laws, policies and regulations, as well as changes to existing regulations, regarding a variety of matters that could, directly or indirectly, affect our operations or the operations of our distribution partners, and increase the cost of providing our products and services. For example, in early 2011, the FCC proposed modifications to the universal service support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. The proposals currently being considered by the FCC would transform the existing universal service support mechanisms through the creation of a Connect America Fund (CAF) that would be focused on funding the deployment of affordable broadband services to rural America. The framework proposes to exclude satellite broadband providers from direct participation in Phase I of the CAF and suggests the possibility of limiting satellite participation in Phase II of the CAF. If adopted, this disparate treatment would prevent ViaSat and other satellite broadband service providers from competing for funding on an equal basis with terrestrial and other broadband service providers. Changes to laws and regulations could materially harm our business by (1) affecting our ability to obtain or retain required governmental authorizations, (2) restricting our ability to provide certain products or services, (3) restricting development efforts by us and our customers, (4) making our current products and services less attractive or obsolete, (5) increasing our operational costs, or (6) making it easier or less expensive for our competitors to compete with us. Changes in, or our failure to comply with, applicable laws and regulations could materially harm our business and impair the value of our common stock.

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

We may also issue additional shares of common stock to finance future acquisitions through the use of equity. For example, during the third quarter of fiscal year 2010 we issued approximately 4.29 million shares of our common stock to former WildBlue equity and debt holders in connection with our acquisition of WildBlue. Additionally, a substantial number of shares of our common stock are available for future sale pursuant to stock options, warrants or issuance pursuant to our 1996 Equity Participation Plan of ViaSat, Inc. and the ViaSat, Inc. Employee Stock Purchase Plan. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued upon the exercise of stock options and warrants or in connection with acquisition financing), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. In addition, these sales may be dilutive to existing stockholders.

We Expect Our Stock Price to Be Volatile, and You May Lose All or Some of Your Investment

The market price of our common stock has been volatile in the past. For example, since April 2, 2001, the market price of our common stock has ranged from $3.91 to $46.00. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

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

Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence over Matters Requiring Stockholder Approval

As of May 20, 2011, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 12% of our common stock. Accordingly, these stockholders may be able to substantially influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of ViaSat even if such a transaction would be beneficial to our other stockholders.

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

Our worldwide headquarters are located at our Carlsbad, California campus, consisting of approximately 425,000 square feet under various leases. In addition to our Carlsbad campus, we have facilities under various leases consisting of approximately (1) 20,000 square feet in San Diego, California, (2) 85,000 square feet in Englewood, Colorado, (3) 146,000 square feet in Duluth, Georgia, (4) 48,000 square feet in Germantown, Maryland, (5) 44,000 square feet in Gilbert, Arizona, and (6) 34,000 square feet in Cleveland, Ohio. We also maintain offices or a sales presence in Arlington (Virginia), Boston (Massachusetts), Linthicum Heights (Maryland), Tampa (Florida), Australia, Canada, China, Italy, and Switzerland, and operate or are developing twenty-four gateway ground stations to support our WildBlue service across the United States and Canada. Although we believe that our existing facilities are suitable and adequate for our present purposes, we anticipate operating additional regional sales offices in fiscal year 2012 and beyond. Each of our segments uses each of these facilities.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “VSAT.” The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock as reported by Nasdaq.

	High	Low

Fiscal 2010
First Quarter	$27.36	$20.35
Second Quarter	28.88	23.53
Third Quarter	32.46	28.12
Fourth Quarter	35.13	26.04
Fiscal 2011
First Quarter	$36.74	$30.60
Second Quarter	41.81	31.00
Third Quarter	44.88	38.40
Fourth Quarter	46.00	37.50

As of May 20, 2011, there were approximately 1,288 holders of record of our common stock. A substantially greater number of holders of ViaSat common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

The following table provides our selected financial information for each of the fiscal years in the five-year period ended April 1, 2011. The data as of and for each of the fiscal years in the five-year period ended April 1, 2011 have been derived from our audited consolidated financial statements. You should consider the financial statement data provided below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes which are included elsewhere in this Annual Report.

	Fiscal Years Ended
	April 1,	April 2,	April 3,	March 28,	March 30,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)

Consolidated Statement of Income Data:
Total revenues	$802,206	$688,080	$628,179	$574,650	$516,566
Operating expenses:
Cost of revenues	550,568	475,356	446,824	413,520	380,092
Selling, general and administrative	164,265	132,895	98,624	76,365	69,896
Independent research and development	28,711	27,325	29,622	32,273	21,631
Amortization of acquired intangible assets	19,409	9,494	8,822	9,562	9,502

Income from operations	39,253	43,010	44,287	42,930	35,445
Interest income (expense), net	(2,831)	(6,733)	954	5,155	1,741

Income before income taxes	36,422	36,277	45,241	48,085	37,186
(Benefit from) provision for income taxes	(2)	5,438	6,794	13,521	6,755

Net income	36,424	30,839	38,447	34,564	30,431
Less: Net income (loss) attributable to noncontrolling interest, net of tax	309	(297)	116	1,051	265

Net income attributable to ViaSat, Inc.	$36,115	$31,136	$38,331	$33,513	$30,166

Basic net income per share attributable to ViaSat, Inc. common stockholders	$0.88	$0.94	$1.25	$1.11	$1.06

Diluted net income per share attributable to ViaSat, Inc. common stockholders	$0.84	$0.89	$1.20	$1.04	$0.98

Shares used in computing basic net income per share	40,858	33,020	30,772	30,232	28,589

Shares used in computing diluted net income per share	43,059	34,839	31,884	32,224	30,893

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$40,490	$89,631	$63,491	$125,219	$103,392
Working capital	167,457	214,541	203,390	248,251	187,406
Total assets	1,405,748	1,293,552	622,942	551,094	483,939
Other long-term debt	61,946	60,000	—	—	—
Senior Notes due 2016, net	272,296	271,801	—	—	—
Other liabilities	23,842	24,395	24,718	17,290	13,273
Total ViaSat, Inc. stockholders’ equity	840,125	753,005	458,748	404,140	348,795

The consolidated financial statements include the operating results of WildBlue from the date of acquisition during December 2009. In fiscal years 2011 and 2010, we recorded approximately $220.8 million and $63.4 million, respectively, in revenue and $17.4 million and $0.4 million, respectively, of net income with respect to the WildBlue business in the consolidated statements of operations. Net income for fiscal years 2011 and 2010 included $0.9 million and $8.7 million, respectively, in transaction-related expenses related to the acquisition of Stonewood Group Limited (Stonewood) in fiscal year 2011 and WildBlue in fiscal year 2010. In addition, net income for fiscal years 2011 and 2010 included $0.5 million and $2.7 million, respectively, in certain post-acquisition charges recorded for restructuring costs for terminated employees related to the acquisition of WildBlue. These transaction-related expenses and certain post-acquisition charges were recorded in accordance with the authoritative guidance for business combinations (ASC 805) adopted on April 4, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

We are a leading provider of advanced satellite and wireless communications and secure networking systems, products and services. We have leveraged our success developing complex satellite communication systems and equipment for the U.S. government and select commercial customers to develop end-to-end satellite network solutions for a wide array of applications and customers. Our product and systems offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that our portfolio of products, combined with our ability to effectively cross-deploy technologies between government and commercial segments and across different geographic markets, provides us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies. Our customers, including the U.S. government, leading aerospace and defense prime contractors, network integrators and communications service providers, rely on our solutions to meet their complex communications and networking requirements. In addition, following our acquisition of WildBlue, we are a leading provider of satellite broadband internet services in the United States.

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

The primary products and services of our government systems segment include:

•	Government satellite communication systems, including an array of portable and fixed broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands for line-of-sight and beyond-line-of-sight ISR and C2 missions, satellite networking services, as well as products designed for manpacks, aircraft, UAVs, seagoing vessels, ground mobile vehicles and fixed applications.

•	Information assurance products that enable military and government users to communicate information securely over networks, and that secure data stored on computers and storage devices.

•	Tactical data links, including MIDS terminals for military fighter jets and their successor, MIDS-JTRS terminals, “disposable” weapon data links and portable small tactical terminals.

On July 8, 2010, we completed the acquisition of all outstanding shares of the parent company of Stonewood Group Limited (Stonewood), a privately held company registered in England and Wales (see Note 9 to our consolidated financial statements). Stonewood is a leader in the design, manufacture and delivery of data at rest encryption products and services. In connection with the acquisition, we paid approximately $14.2 million in cash and issued approximately 144,962 shares of ViaSat common stock to former Stonewood stockholders. The acquisition was accounted for as a purchase and accordingly, the consolidated financial statements include the operating results of Stonewood from the date of acquisition in our government systems segment.

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

Our satellite communication systems and ground networking equipment and products cater to a wide range of domestic and international commercial customers and include:

•	Consumer broadband, including next-generation satellite network infrastructure and ground terminals to access high capacity satellites.

•	Antenna systems for terrestrial and satellite applications, specializing in geospatial imagery, mobile satellite communication, Ka-band gateways, and other multi-band antennas.

•	Mobile broadband satellite communication systems, designed for use in aircraft, seagoing vessels and high-speed trains.

•	Enterprise VSAT networks and products, designed to provide enterprises with broadband access to the internet or private networks.

•	Satellite networking development programs, including specialized design and technology services covering all aspects of satellite communication system architecture and technology.

Satellite Services

Our satellite services segment complements our government systems and commercial networks segments by providing wholesale and retail satellite-based broadband internet services in the United States via our distribution and capacity agreements, as well as managed network services for the satellite communication systems of our consumer, enterprise and mobile broadband customers.

The primary services offered by our satellite services segment comprise:

•	Wholesale and retail broadband services, comprised of WildBlue service, which provides two-way satellite-based broadband internet access to consumers and small businesses in the United States.

•	Our Yonder worldwide mobile broadband services, comprised of global network management services for customers who use our ArcLight-based mobile satellite systems.

On December 15, 2009, we acquired WildBlue, a leading Ka-band satellite broadband internet service provider. In connection with the acquisition, we paid approximately $442.7 million in cash and issued approximately 4.29 million shares of ViaSat common stock to WildBlue equity and debt holders (see Note 9 to our consolidated financial statements). The acquisition was accounted for as a purchase and accordingly, the consolidated financial statements include the operating results of WildBlue from the date of acquisition in our satellite services segment.

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

Our products in these segments are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts, which require us to provide products and services under a contract at a specified price, comprised approximately 95% of our total revenues for fiscal year 2011, 91% of our total revenues for fiscal year 2010 and 86% of our total revenues for fiscal year 2009. The remainder of our revenue in these segments for such periods was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of our revenues has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately $210.6 million or 26% of our total revenues during fiscal year 2011, $92.9 million or 14% of our total revenues during fiscal year 2010, and $126.7 million or 20% of our total revenues during fiscal year 2009.

We also incur IR&D expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development programs. IR&D expenses were approximately 4% of total revenues during fiscal years 2011 and 2010 and 5% of total revenues during fiscal year 2009. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

Our satellite services segment revenues are primarily derived from our WildBlue business (which provides wholesale and retail satellite-based broadband internet services in the United States) and our managed network services which complement both our government systems and commercial networks segments by supporting the satellite communication systems of our consumer enterprise and mobile broadband customers. Our WildBlue retail satellite-based broadband internet services (which have been included in our results of operations since our acquisition of WildBlue in December 2009) were approximately 16% of total revenues during fiscal year 2011 and immaterial for fiscal year 2010.

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

Revenue recognition

A substantial portion of our revenues is derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to these contracts are accounted for under the authoritative guidance for the percentage-of-completion method of accounting (ASC 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract or as products are shipped under the units-of-delivery method.

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During fiscal years 2011, 2010 and 2009, we recorded losses of approximately $12.1 million, $9.3 million and $5.4 million, respectively, related to loss contracts.

Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and future cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. We believe we have established appropriate systems and processes to enable us to reasonably estimate future cost on our programs through regular quarterly evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of April 1, 2011 would change our income before income taxes by approximately $0.5 million.

We also derive a substantial portion of our revenues from contracts and purchase orders where revenue is recorded on delivery of products or performance of services in accordance with the authoritative guidance for revenue recognition (ASC 605). Under this standard, we recognize revenue when an arrangement exists, prices are fixed and determinable, collectability is reasonably assured and the goods or services have been delivered.

We also enter into certain leasing arrangements with customers and evaluate the contracts in accordance with the authoritative guidance for leases (ASC 840). Our accounting for equipment leases involves specific determinations under the authoritative guidance, which often involve complex provisions and significant judgments. In accordance with the authoritative guidance for leases, we classify the transactions as sales type or operating leases based on (1) review for transfers of ownership of the property to the lessee by the end of the lease term, (2) review of the lease terms to determine if it contains an option to purchase the leased property for a price which is sufficiently lower than the expected fair value of the property at the date of the option, (3) review of the lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and (4) review of the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. Additionally, we consider the cancelability of the contract and any related uncertainty of collections or risk in recoverability of the lease investment at lease inception. Revenue from sales type leases is recognized at the inception of the lease or when the equipment has been delivered and installed at the customer site, if installation is required. Revenues from equipment rentals under operating leases are recognized as earned over the lease term, which is generally on a straight-line basis.

When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value in accordance with the authoritative guidance for accounting for multiple element revenue arrangements (ASC 605-25), and recognized when the applicable revenue recognition criteria for each element have been met. The amount of product and service revenue recognized is impacted by our judgments as to whether an arrangement includes multiple elements and, if so, whether sufficient objective and reliable evidence of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish evidence for those elements could affect the timing of revenue recognition.

Collections in excess of revenues and deferred revenues represent cash collected from customers in advance of revenue recognition and are recorded in accrued liabilities for obligations within the next twelve months. Deferred revenues extending beyond the twelve months are recorded within other liabilities in the consolidated financial statements.

Allowance for doubtful accounts

We make estimates of the collectability of our accounts receivable based on historical bad debts, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debt allowances have been minimal primarily because a significant portion of our sales has been to the U.S. government or is related to our satellite service commercial business, which we bill and collect in advance. Our accounts receivable balance was $191.9 million, net of allowance for doubtful accounts of $0.5 million, as of April 1, 2011, and our accounts receivable balance was $176.4 million, net of allowance for doubtful accounts of $0.5 million, as of April 2, 2010.

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

Goodwill

We account for our goodwill under the authoritative guidance for goodwill and other intangible assets (ASC 350). The authoritative guidance for the goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. Reporting units within our government systems, commercial networks and satellite services segments have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value, if any, represents the amount of goodwill impairment. We test goodwill for impairment during the fourth quarter every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

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

Property, equipment and satellites

Equipment, computers and software, furniture and fixtures, and our ViaSat-1 satellite and related gateway and networking equipment under construction are recorded at cost, net of accumulated depreciation. Costs are capitalized as incurred and for our satellite include construction, launch and insurance. Satellite construction costs, including launch services and insurance, are generally procured under long-term contracts that provide for payments by us over the contract periods. Also, we are constructing gateway facilities, network operations systems and other assets to support the satellite under construction and these construction costs are capitalized as incurred. Interest expense is capitalized on the carrying value of the satellite and related gateway and networking equipment during the construction period. Satellite construction and launch services costs are capitalized to reflect progress toward completion, which typically coincides with contract milestone payment schedules. Insurance premiums related to the satellite launch and subsequent in-orbit testing are capitalized and amortized over the estimated useful lives of the satellite. Performance incentives payable in future periods are dependent on the continued satisfactory performance of the satellite in service.

As a result of the acquisition of WildBlue on December 15, 2009, we acquired the WildBlue-1 satellite (which had been placed into service in March 2007) and an exclusive prepaid lifetime capital lease of Ka-band capacity on Telesat Canada’s Anik F2 satellite (which had been placed into service in April 2005) and related gateway and networking equipment on both satellites. The acquired assets also included the indoor and outdoor customer premise equipment (CPE) units leased to subscribers under WildBlue’s retail leasing program.

Occasionally, we may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of April 1, 2011, assets under capital lease totaled approximately $3.1 million. We had no material capital lease arrangements as of April 2, 2010. We record amortization of assets leased under capital lease arrangements within depreciation expense.

Impairment of long-lived assets (property, equipment and satellites, and other assets)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for fiscal years 2011, 2010 and 2009.

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our valuation allowance against deferred tax assets decreased from $13.1 million at April 2, 2010 to $12.7 million at April 1, 2011. The valuation allowance primarily relates to state net operating loss carryforwards and research credit carryforwards available to reduce state income taxes.

Accruals for uncertain tax positions are provided for in accordance with the authoritative guidance for accounting for uncertainty in income taxes (ASC 740). Under the authoritative guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The authoritative guidance addresses the derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	April 1,	April 2,	April 3,
Fiscal Years Ended	2011	2010	2009

Revenues:	100.0%	100.0%	100.0%
Product revenues	65.3	84.9	94.8
Service revenues	34.7	15.1	5.2
Operating expenses:
Cost of product revenues	48.6	59.3	67.6
Cost of service revenues	20.0	9.7	3.5
Selling, general and administrative	20.5	19.3	15.7
Independent research and development	3.6	4.0	4.7
Amortization of acquired intangible assets	2.4	1.4	1.4

Income from operations	4.9	6.3	7.1
Income before income taxes	4.5	5.3	7.2
Provision for income taxes	0.0	0.8	1.1
Net income	4.5	4.5	6.1
Net income attributable to ViaSat, Inc.	4.5	4.5	6.1

Fiscal Year 2011 Compared to Fiscal Year 2010

Product revenues

	Fiscal Years Ended		Dollar	Percentage
	April 1,	April 2,	Increase	Increase
	2011	2010	(Decrease)	(Decrease)
	(In millions, except percentages)

Product revenues	$523.9	$584.1	$(60.1)	(10.3)%
Percentage of total revenues	65.3%	84.9%

Product revenues decreased from $584.1 million to $523.9 million during fiscal year 2011 when compared to fiscal year 2010. The product revenue decline was primarily due to lower product sales in our commercial networks segment related to enterprise VSAT networks and products of $29.0 million and consumer broadband products of $29.0 million. Our government systems segment also experienced product revenue reductions as tactical data link products revenues decreased by $23.2 million and information assurance products revenues decreased by $7.0 million. These decreases were offset by higher product sales of $15.5 million in antenna systems products, $10.7 million in government satellite communication systems and $6.1 million in next-generation broadband equipment development programs.

In the fourth quarter of fiscal year 2011, based on recent events, including communications with the DCMA, changes in the regulatory environment for federal government contractors and the status of current government audits, we recorded an additional $5.0 million in contract-related reserves for our estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts, which resulted in a decrease to revenues and earnings. For additional information, see “Risk Factors — Our Business Could Be Adversely Affected by a Negative Audit by the U.S. Government” in Part I, Item 1A of this report.

Service revenues

	Fiscal Years Ended		Dollar	Percentage
	April 1,	April 2,	Increase	Increase
	2011	2010	(Decrease)	(Decrease)
	(In millions, except percentages)

Service revenues	$278.3	$104.0	$174.3	167.6%
Percentage of total revenues	34.7%	15.1%

Service revenues increased from $104.0 million to $278.3 million during fiscal year 2011 when compared to fiscal year 2010 primarily due to our acquisition of WildBlue in December 2009, which contributed an increase in service revenues of $152.8 million in fiscal year 2011 when compared to fiscal year 2010. The remaining service revenue increases were primarily driven by growth in government satellite communication systems and mobile broadband services of $16.0 million.

Cost of product revenues

	Fiscal Years Ended		Dollar	Percentage
	April 1,	April 2,	Increase	Increase
	2011	2010	(Decrease)	(Decrease)
	(In millions, except percentages)

Cost of product revenues	$389.9	$408.5	$(18.6)	(4.5)%
Percentage of product revenues	74.4%	69.9%

Cost of product revenues decreased from $408.5 million to $389.9 million during fiscal year 2011 when compared to fiscal year 2010. On a constant margin basis the decreased revenues caused a $38.6 million reduction in cost of product revenues. This decrease was offset by an increase in cost of product revenues of $8.5 million due to an additional program forward loss in our government systems segment for a government satellite communication program recorded in the first quarter of fiscal year 2011, as discussed below, and an additional increase in cost of product revenues of $11.5 million mainly as a result of product cost increases from lower margin development programs in our consumer broadband, information assurance and next-generation tactical datalink product areas. Cost of product revenues may fluctuate in future periods depending on the mix of products sold, competition, new product introduction costs and other factors.

In June 2010, we performed extensive integration testing of numerous system components that had been separately developed as part of a government satellite communication program. As a result of this testing and subsequent internal reviews and analyses, we determined that significant additional rework was required in order to complete the program requirements and specifications and to prepare for a scheduled customer test in our fiscal second quarter. This additional rework and engineering effort resulted in a substantial increase in estimated labor and material costs to complete the program. Accordingly, during the first quarter of fiscal year 2011, we recorded an additional forward loss of $8.5 million related to this estimate of program costs. While we believe the additional forward loss is adequate to cover known risks to date and that steps taken to improve the program performance will be effective, the program is ongoing and our efforts and the end results must be satisfactory to the customer. We believe that our estimate of costs to complete the program is appropriate based on known information, however, additional future losses could be required.

Cost of service revenues

	Fiscal Years Ended		Dollar	Percentage
	April 1,	April 2,	Increase	Increase
	2011	2010	(Decrease)	(Decrease)
	(In millions, except percentages)

Cost of service revenues	$160.6	$66.8	$93.8	140.3%
Percentage of service revenues	57.7%	64.3%

Cost of service revenues increased from $66.8 million to $160.6 million during fiscal year 2011 when compared to fiscal year 2010 primarily due to our acquisition of WildBlue in December 2009, which contributed to an increase of approximately $83.9 million. The remainder of the cost of service revenues growth was due to an $11.5 million increase from our government satellite communication systems and mobile broadband services driven by service revenues increases. During the fourth quarter of fiscal year 2011, we also recorded a benefit to cost of service revenues of $5.2 million related to a WildBlue satellite capacity contract liability acquired and release of future payment liabilities related thereto.

Cost of service revenues may fluctuate in future periods depending on the mix of services provided, competition, new service introduction costs and other factors.

Selling, general and administrative expenses

	Fiscal Years Ended		Dollar	Percentage
	April 1,	April 2,	Increase	Increase
	2011	2010	(Decrease)	(Decrease)
	(In millions, except percentages)

Selling, general and administrative	$164.3	$132.9	$31.4	23.6%
Percentage of total revenues	20.5%	19.3%

The increase in selling, general and administrative (SG&A) expenses of $31.4 million during fiscal year 2011 compared to fiscal prior year 2010 was primarily due to our acquisition of WildBlue, which contributed an additional $30.0 million in SG&A expenses, including $8.7 million in transaction-related expenses incurred in connection with the acquisition. Our other SG&A expenses increased $10.7 million primarily due to additional support costs resulting from growth in our business. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Fiscal Years Ended		Dollar	Percentage
	April 1,	April 2,	Increase	Increase
	2011	2010	(Decrease)	(Decrease)
	(In millions, except percentages)

Independent research and development	$28.7	$27.3	$1.4	5.1%
Percentage of total revenues	3.6%	4.0%

The increase in IR&D expenses of approximately $1.4 million reflects a year-over-year increase in our commercial networks segment of $2.7 million principally related to next-generation satellite communication systems, offset by a decrease in our government systems segment of approximately $1.6 million primarily due to next-generation military satellite communication systems development programs.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from eight months to ten years. The increase in amortization of approximately $9.9 million in fiscal year 2011 when compared to last fiscal year was the result of our acquisition of WildBlue in December 2009, which contributed an increase of $9.2 million, and our acquisition of Stonewood in July 2010, which contributed an increase of $1.6 million. These increases were slightly offset by a decrease in amortization as certain acquired technology and other intangibles in our commercial networks and government systems segments became fully amortized during fiscal year 2011. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)

Expected for fiscal year 2012	$18,735
Expected for fiscal year 2013	15,623
Expected for fiscal year 2014	13,879
Expected for fiscal year 2015	13,803
Expected for fiscal year 2016	10,203
Thereafter	9,646

$81,889

Interest income

The decrease in interest income of $0.3 million year-over-year was primarily due to lower interest rates on our investments and lower average invested cash balances during fiscal year 2011 when compared to fiscal year 2010.

Interest expense

The decrease in interest expense of $4.2 million year-over-year was primarily due to higher capitalized interest associated with our ViaSat-1 satellite, related gateway and networking equipment, and other assets under construction. For fiscal years 2011 and 2010, we capitalized interest expense of approximately $28.3 million and $8.8 million, respectively. Interest expense incurred during fiscal years 2011 and 2010 relates to the Notes, which were issued during the third quarter of fiscal year 2010, and the Credit Facility.

(Benefit from) provision for income taxes

The decrease in the effective income tax rate from 15.0% in fiscal year 2010 compared to zero in fiscal year 2011 was primarily due to increased federal tax credits in fiscal year 2011, as the federal research credit in fiscal year 2011 included fifteen months of the credit compared to only nine months in fiscal year 2010 as a result of the December 2010 reinstatement of the credit retroactively from January 1, 2010.

Our Segment Results Fiscal Year 2011 Compared to Fiscal Year 2010

Government systems segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
	April 1,	April 2,	Increase	Increase
	2011	2010	(Decrease)	(Decrease)
	(In millions, except percentages)

Revenues	$384.1	$385.2	$(1.0)	(0.3)%

Our government systems segment experienced a slight revenue decrease in fiscal year 2011 compared to fiscal year 2010 primarily attributable to tactical data link revenue reductions of $20.2 million and information assurance products of $6.1 million, offset by continued growth in our government satellite communication systems revenues of $23.2 million.

In the fourth quarter of fiscal year 2011, based on recent events, including communications with the DCMA, changes in the regulatory environment for federal government contractors and the status of current government audits, we recorded an additional $5.0 million in contract-related reserves for our estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts, which resulted in a decrease to revenues and earnings. For additional information, see “Risk Factors — Our Business Could Be Adversely Affected by a Negative Audit by the U.S. Government” in Part I, Item 1A of this report.

Segment operating profit

	Fiscal Years Ended		Dollar	Percentage
	April 1,	April 2,	Increase	Increase
	2011	2010	(Decrease)	(Decrease)
	(In millions, except percentages)

Segment operating profit	$29.9	$55.7	$(25.8)	(46.4)%
Percentage of segment revenues	7.8%	14.5%

The decrease in our government systems segment operating profit of $25.8 million year-over-year was primarily due to decreased revenues, including the $5.0 million cost reimbursable contracts revenue reserve recorded in the fourth quarter of fiscal year 2011 discussed above. Additionally, the segment experienced lower product contributions, mainly related to the $8.5 million forward loss recorded on a government satellite communication program in the first quarter of fiscal year 2011 as discussed below, as well as an increase in selling, support and new business proposal costs of $15.0 million.

In June 2010, we performed extensive integration testing of numerous system components that had been separately developed as part of a government satellite communication program. As a result of this testing and subsequent internal reviews and analyses, we determined that significant additional rework was required in order to complete the program requirements and specifications and to prepare for a scheduled customer test in our fiscal second quarter. This additional rework and engineering effort resulted in a substantial increase in estimated labor and material costs to complete the program. Accordingly, during the first quarter of fiscal year 2011 we recorded an additional forward loss of $8.5 million related to this estimate of program costs. While we believe the additional forward loss is adequate to cover known risks to date and that steps taken to improve the program performance will be effective, the program is ongoing and our efforts and the end results must be satisfactory to the customer. We believe that our estimate of costs to complete the program is appropriate based on known information, however, additional future losses could be required.

Commercial networks segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
	April 1,	April 2,	Increase	Increase
	2011	2010	(Decrease)	(Decrease)
	(In millions, except percentages)

Revenues	$183.1	$227.1	$(44.0)	(19.4)%

The decrease of approximately $44.0 million in our commercial networks segment revenue in fiscal year 2011 compared to fiscal year 2010 was attributable to a decrease of $30.5 million in consumer broadband products and services and $27.2 million in enterprise VSAT networks products and services. These decreases were offset by increases in revenues of $17.5 million in antenna systems products and services and $6.1 million in next generation broadband equipment development programs.

Segment operating (loss) profit

	Fiscal Years Ended		Dollar	Percentage
	April 1,	April 2,	Increase	Increase
	2011	2010	(Decrease)	(Decrease)
	(In millions, except percentages)

Segment operating (loss) profit	$(9.5)	$6.1	$(15.6)	(255.7)%
Percentage of segment revenues	(5.2)%	2.7%

Our commercial networks segment results yielded an operating loss in fiscal year 2011 compared to an operating profit in fiscal year 2010. This change was primarily due to lower earnings contributions of approximately $16.1 million due to the lower revenues and an increase in IR&D costs of $2.7 million, which were offset by a decrease in selling, support and new business proposal costs of approximately $3.2 million.

Satellite services segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
	April 1,	April 2,	Increase	Increase
	2011	2010	(Decrease)	(Decrease)
	(In millions, except percentages)

Revenues	$235.0	$75.8	$159.1	209.9%

The increase of approximately $159.1 million in satellite services segment revenue in fiscal year 2011 compared to fiscal year 2010 was attributable to our acquisition of WildBlue in December 2009, which contributed an additional $157.4 million in total revenue. The remainder of the increase in our satellite services segment was primarily driven by growth in our mobile broadband services revenues.

Segment operating profit (loss)

	Fiscal Years Ended		Dollar	Percentage
	April 1,	April 2,	Increase	Increase
	2011	2010	(Decrease)	(Decrease)
	(In millions, except percentages)

Segment operating profit (loss)	$38.2	$(9.3)	$47.5	510.8%
Percentage of segment revenues	16.3%	(12.3)%

Our satellite services segment generated an operating profit in fiscal year 2011 compared to an operating loss in fiscal year 2010. This change was primarily attributable to our acquisition of WildBlue in December 2009 and related year-over-year profitability growth. During the fourth quarter of fiscal year 2011, we also recorded a benefit to cost of service revenues of $5.2 million related to a WildBlue satellite capacity contract liability acquired and release of future payment liabilities related thereto.

Fiscal Year 2010 Compared to Fiscal Year 2009

Product revenues

	Fiscal Years Ended		Dollar	Percentage
	April 2,	April 3,	Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(In millions, except percentages)

Product revenues	$584.1	$595.3	$(11.3)	(1.9)%
Percentage of total revenues	84.9%	94.8%

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

Service revenues

	Fiscal Years Ended		Dollar	Percentage
	April 2,	April 3,	Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(In millions, except percentages)

Service revenues	$104.0	$32.8	$71.2	216.7%
Percentage of total revenues	15.1%	5.2%

Service revenues increased from $32.8 million to $104.0 million during fiscal year 2010 when compared to fiscal year 2009 primarily due to the acquisition of WildBlue in December 2009, which contributed $62.5 million of service revenues in fiscal year 2010. The remainder of the service revenue increase was primarily driven by growth in our mobile broadband service revenues and approximately $5.2 million from our government satellite communication systems service sales.

Cost of product revenues

	Fiscal Years Ended		Dollar	Percentage
	April 2,	April 3,	Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(In millions, except percentages)

Cost of product revenues	$408.5	$424.6	$(16.1)	(3.8)%
Percentage of product revenues	69.9%	71.3%

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

Cost of service revenues

	Fiscal Years Ended		Dollar	Percentage
	April 2,	April 3,	Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(In millions, except percentages)

Cost of service revenues	$66.8	$22.2	$44.6	201.0%
Percentage of service revenues	64.3%	67.6%

Our cost of service revenues increased from $22.2 million to $66.8 million during fiscal year 2010 when compared to fiscal year 2009 primarily due to the service revenue increase from the acquisition of WildBlue in December 2009. The remainder of the increase in cost of service revenues was primarily driven by service revenue increases from our mobile broadband services and our government satellite communication systems services.

Selling, general and administrative expenses

	Fiscal Years Ended		Dollar	Percentage
	April 2,	April 3,	Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(In millions, except percentages)

Selling, general and administrative	$132.9	$98.6	$34.3	34.7%
Percentage of total revenues	19.3%	15.7%

The increase in SG&A expenses of $34.3 million during fiscal year 2010 compared to fiscal year 2009 was primarily attributable to $21.0 million in SG&A attributable to WildBlue since the date of acquisition (of which $2.7 million related to certain post-acquisition charges recorded for restructuring cost related to terminated employees), $8.7 million in transaction-related expenses incurred in connection with the WildBlue acquisition and approximately $3.8 million in new business proposal costs for new contract awards. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Fiscal Years Ended		Dollar	Percentage
	April 2,	April 3,	Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(In millions, except percentages)

Independent research and development	$27.3	$29.6	$(2.3)	(7.8)%
Percentage of total revenues	4.0%	4.7%

The decrease in IR&D expenses of approximately $2.3 million reflects a year-over-year decrease in the government systems segment of $3.4 million, offset by an increase in the commercial networks segment of $1.1 million, for fiscal year 2010 when compared to fiscal year 2009. The lower IR&D expenses were principally due to a shift of some of our efforts from internal development projects to customer-funded development.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from eight months to ten years. The increase in amortization was primarily due to the amortization of approximately $3.8 million related to the new intangibles acquired as a result of the WildBlue acquisition in December 2009, offset partially by a decrease in amortization due to the fact that certain acquired technology intangibles in our commercial networks segment became fully amortized during fiscal year 2010.

Interest income

The decrease in interest income of $0.8 million year-over-year was primarily due to lower interest rates on our investments and lower average invested cash balances during fiscal year 2010 when compared to fiscal year 2009.

Interest expense

The increase in interest expense of $6.8 million year-over-year was primarily due to interest expense on the Notes and the Credit Facility. We capitalized $8.8 million of interest expense associated with the construction of our ViaSat-1 satellite and other assets currently under construction during fiscal year 2010 compared to no amounts capitalized during fiscal year 2009.

Provision for income taxes

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

Our Segment Results Fiscal Year 2010 Compared to Fiscal Year 2009

Government systems segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
	April 2,	April 3,	Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(In millions, except percentages)

Revenues	$385.2	$388.7	$(3.5)	(0.9)%

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

Segment operating profit

	Fiscal Years Ended		Dollar	Percentage
	April 2,	April 3,	Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(In millions, except percentages)

Segment operating profit	$55.7	$57.0	$(1.3)	(2.3)%
Percentage of segment revenues	14.5%	14.7%

Our government systems segment operating profit decreased $1.3 million during fiscal year 2010 when compared to fiscal year 2009, primarily due to higher new business proposal costs for new contract awards of approximately $5.5 million offset by lower IR&D costs of approximately $3.4 million.

Commercial networks segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
	April 2,	April 3,	Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(In millions, except percentages)

Revenues	$227.1	$230.8	$(3.7)	(1.6)%

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

Segment operating profit

	Fiscal Years Ended		Dollar	Percentage
	April 2,	April 3,	Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(In millions, except percentages)

Segment operating profit	$6.1	$0.1	$6.0	9,568.3%
Percentage of segment revenues	2.7%	0.0%

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

Satellite services segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
	April 2,	April 3,	Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(In millions, except percentages)

Revenues	$75.8	$8.7	$67.1	771.9%

The increase in our satellite services segment revenue in fiscal year 2010 when compared to fiscal year 2009 was primarily due to the acquisition of WildBlue in December 2009, which contributed $63.4 million of revenues in fiscal year 2010. The remainder of the revenue increase was primarily driven by growth in our mobile broadband services revenues.

Segment operating loss

	Fiscal Years Ended		Dollar	Percentage
	April 2,	April 3,	Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(In millions, except percentages)

Segment operating loss	$(9.3)	$(4.0)	$(5.3)	(133.9)%
Percentage of segment revenues	(12.3)%	(45.8)%

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

Backlog

As reflected in the table below, both funded and firm backlog increased during fiscal year 2011 in the government systems segment, despite continuing U.S. government defense budget delays. Funded and firm backlog in the commercial segment declined primarily due to expected contract awards being delayed and shifting to the early part of fiscal year 2012.

	April 1, 2011	April 2, 2010
	(In millions)

Firm backlog
Government Systems segment	$283.8	$217.8
Commercial Networks segment	216.7	283.5
Satellite Services segment	28.2	27.5

Total	$528.7	$528.8

Funded backlog
Government Systems segment	$235.6	$210.0
Commercial Networks segment	216.7	283.5
Satellite Services segment	28.2	27.5

Total	$480.5	$521.0

The firm backlog does not include contract options. Of the $528.7 million in firm backlog, approximately $357.2 million is expected to be delivered in fiscal year 2012, and the balance is expected to be delivered in fiscal year 2013 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.

Our total new awards were $853.5 million, $773.0 million and $736.0 million for fiscal years 2011, 2010 and 2009, respectively. New contract awards in fiscal year 2011 were a record for us.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing and equity financing. At April 1, 2011, we had $40.5 million in cash and cash equivalents, $167.5 million in working capital and $60.0 million in principal amount of outstanding borrowings under our Credit Facility. At April 2, 2010, we had $89.6 million in cash and cash equivalents, $214.5 million in working capital and $60.0 million in principal amount of outstanding borrowings under our Credit Facility. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

The general cash needs of our government systems, commercial networks and satellite services segments can vary significantly. In our government systems segment, the primary factors determining cash needs tend to be the type and mix of contracts in backlog (i.e., product or service, development or production, and timing of payments), and restrictions on the timing of cash payments under U.S. government procurement regulations. In our commercial networks segment cash needs tend to be driven primarily by the type and mix of contracts in backlog, the nature and quality of customers, and the payment terms of customers (including whether advance payments are made or customer financing is required). Other factors affecting the cash needs of these segments include contract duration and program performance. For example, if a program is performing well and meeting its contractual requirements, then its cash flow requirements are usually lower. The cash needs of our satellite services segment tend to be driven primarily by the timing of payment of capital expenditures (e.g., milestones under our satellite construction, timing of network expansion activities and launch contracts), as well as the quality of customer, type of contract and payment terms.

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

Cash flows

Cash provided by operating activities in fiscal year 2011 was $169.6 million compared to cash provided by operating activities in fiscal year 2010 of $112.5 million. This increase of $57.1 million in cash provided by operating activities was primarily driven by our operating results (net income adjusted for depreciation, amortization and other non-cash charges) which generated $63.0 million of cash inflows, offset by a $5.9 million year-over-year increase in cash used to fund net operating asset needs. The increase in cash inflows was primarily due to the operations of WildBlue being included for the entire fiscal year. The increase in net operating assets was predominantly due to additional investment in our inventory of $15.6 million from April 2, 2010 to support our government satellite communication systems and next generation broadband equipment programs, as well as due to a $15.5 million increase in combined billed and unbilled accounts receivables, net, from April 2, 2010 attributable to contractual timing of certain milestones in our government systems segment.

Cash used in investing activities in fiscal year 2011 was $237.7 million compared to cash used in investing activities in fiscal year 2010 of $519.0 million. The decrease in cash used in investing activities was primarily related to $378.0 million of net cash used for the acquisition of WildBlue in fiscal year 2010, compared to approximately $13.5 million of net cash used for the acquisition of Stonewood in fiscal year 2011 and a decrease of approximately $13.8 million in capital expenditures for the construction of ViaSat-1. This decrease was offset by an increase of approximately $49.3 million in capital expenditures for new CPE units used in our retail consumer broadband service and other general purpose equipment, and an additional $38.3 million for the construction of gateway facilities and network operation systems related to ViaSat-1.

Cash provided by financing activities for fiscal year 2011 was $18.6 million compared to $432.1 million for fiscal year 2010. This $413.5 million decrease related primarily to $271.6 million in proceeds, net of issue discount, from our borrowing under the Notes, $60.0 million in proceeds, net of repayments, from borrowings under our Credit Facility, and $100.5 million in net proceeds from a public offering of common stock during fiscal year 2010. These cash inflows in fiscal year 2010 were offset by the payment of debt issuance costs of $12.8 million and the repurchase of 251,731 shares of ViaSat common stock from Intelsat for approximately $8.0 million compared to a $2.8 million payment of debt issuance costs in fiscal year 2011. In addition, cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, which raised an additional $3.3 million year-over-year, and cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

Satellite-related activities

In January 2008, we entered into several agreements with Space Systems/Loral, Inc. (SS/L), Loral Space & Communications, Inc. (Loral) and Telesat Canada related to our anticipated high-capacity satellite system. Under the satellite construction contract with SS/L, we purchased ViaSat-1, a new high-capacity Ka-band spot-beam satellite designed by us and currently under construction by SS/L for approximately $209.1 million, subject to purchase price adjustments based on satellite performance. The total cost of the satellite is $246.0 million, but, as part of the satellite purchase arrangements, Loral executed a separate contract with SS/L whereby Loral is purchasing the Canadian beams on the ViaSat-1 satellite for approximately $36.9 million (15% of the total satellite cost). We have entered into a beam sharing agreement with Loral, whereby Loral has agreed to reimburse us for 15% of the total costs associated with launch and launch insurance, which is estimated to be approximately $22.5 million, and in-orbit insurance and satellite operating costs post launch. On March 1, 2011, Loral entered into agreements with Telesat Canada pursuant to which Loral assigned to Telesat Canada and Telesat Canada assumed from Loral all of Loral’s rights and obligations with respect to the Canadian beams on ViaSat-1.

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

Senior Notes due 2016

On October 22, 2009, we issued $275.0 million in principal amount of Notes in a private placement to institutional buyers. The Notes were exchanged in May 2010 for substantially identical Notes that had been registered with the SEC. The Notes bear interest at the rate of 8.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in March 2010. The Notes were issued with an original issue discount of 1.24%, or $3.4 million. The Notes are recorded as long-term debt, net of original issue discount, in our consolidated financial statements. The original issue discount and deferred financing cost associated with the issuance of the Notes are amortized to interest expense on a straight-line basis over the term of the Notes.

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

Credit Facility

As of April 1, 2011, the Credit Facility provided a revolving line of credit of $325.0 million (including up to $35.0 million of letters of credit), with a maturity date of January 25, 2016. On January 25, 2011 we amended the

Credit Facility to (1) increase our revolving line of credit from $275.0 million to $325.0 million, (2) extend the maturity date of the Credit Facility from July 1, 2012 to January 25, 2016, (3) decrease the commitment fee and the applicable margin for Eurodollar and base rate loans under the Credit Facility, and (4) amend certain financial and other covenants to provide us with increased flexibility. Borrowings under the Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, Eurodollar rate plus 1.00% or the administrative agent’s prime rate as announced from time to time, or (2) at the Eurodollar rate plus, in the case of each of (1) and (2), an applicable margin that is based on the ratio of our debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At April 1, 2011, the weighted average effective interest rate on our outstanding borrowings under the Credit Facility was 3.29%. We have capitalized certain amounts of interest expense on our Credit Facility in connection with the construction of ViaSat-1, related gateway and networking equipment, and other assets currently under construction. The Credit Facility is guaranteed by certain of our domestic subsidiaries and collateralized by substantially all of our respective assets. The Credit Facility contains financial covenants regarding a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. At April 1, 2011, we had $60.0 million in principal amount of outstanding borrowings under the Credit Facility and $14.3 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of April 1, 2011 of $250.7 million.

Contractual Obligations

The following table sets forth a summary of our obligations at April 1, 2011:

		For the Fiscal Years Ending
	Total	2012	2013-2014	2015-2016	Thereafter
			(In thousands)

Operating leases and satellite capacity agreements	$161,919	$35,642	$55,402	$28,857	$42,018
Capital lease	3,269	1,238	2,031	—	—
The Notes(1)	408,217	24,406	48,813	48,813	286,185
Line of credit	60,000	—	—	60,000	—
Standby letters of credit	14,278	14,278	—	—	—
Purchase commitments including satellite-related agreements	502,378	194,950	136,927	97,950	72,551

Total	$1,150,061	$270,514	$243,173	$235,620	$400,754

(1)	Includes total interest payments on the Notes of $24.4 million in fiscal year 2012, $48.8 million in fiscal 2013-2014, $48.8 million in fiscal 2015-2016 and $11.2 million thereafter.

We purchase components from a variety of suppliers and use several subcontractors and contract manufacturers to provide design and manufacturing services for our products. During the normal course of business, we enter into agreements with subcontractors, contract manufacturers and suppliers that either allow them to procure inventory based upon criteria defined by us or that establish the parameters defining our requirements. We have also entered into agreements with suppliers for the construction, operation and launch of ViaSat-1.In addition, we have contracted for an additional launch which can be used as a back-up launch for ViaSat-1 or for a future satellite. In certain instances, these agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments.

Our consolidated balance sheets included $23.8 million and $24.4 million of “other liabilities” as of April 1, 2011 and April 2, 2010, respectively, which primarily consisted of our long-term warranty obligations, deferred lease credits, long-term portion of deferred revenue and long-term unrecognized tax position liabilities. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 8 to our consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 13 to our consolidated financial statements for a discussion of our product warranties.

Certain Relationships and Related-Party Transactions

For a discussion of “Certain Relationships and Related-Party Transactions,” see Note 16 to our consolidated financial statements, which we incorporate herein by reference.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at April 1, 2011 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this report.

Recent Authoritative Guidance

In October 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance for revenue recognition with multiple deliverables (ASU 2009-13, which updated ASC 605-25). This new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This guidance will be effective for us beginning in the first quarter of fiscal year 2012; however, early adoption is permitted. We are currently evaluating the impact that the authoritative guidance may have on our consolidated financial statements and disclosures.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (ASC 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new authoritative guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. While many of the amendments to U.S. GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This guidance will be effective for us beginning in the fourth quarter of fiscal year 2012. Adoption of this authoritative guidance is not expected to have a material impact on our consolidated financial statements and disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, and short-term and long-term obligations, including the Credit Facility and the Notes. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. As of April 1, 2011, we had $60.0 million and $275.0 million in principal amount of outstanding borrowings under our Credit Facility and Notes, respectively, and we held no short-term investments. Our exposure to market risk for changes in interest rates relates primarily to borrowings under our Credit Facility, cash equivalents, short-term investments and short-term obligations, as our Notes bear interest at a fixed rate.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant portion of our cash balance in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Given recent declines in interest rates, our interest income has been and may continue to be negatively impacted. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by approximately $0.1 million and $0.3 million for the fiscal years ended April 1, 2011 and April 2, 2010, respectively. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

As of April 1, 2011, we had $60.0 million in principal amount of outstanding borrowings under our Credit Facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin that is based on the ratio of our debt to EBITDA. As of April 1, 2011 and April 2, 2010, the weighted average effective interest rate on our outstanding borrowings under the Credit Facility was 3.29% and 4.75%, respectively. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred prior to effects of capitalized interest and cash flow by approximately $0.3 million for the fiscal years ended April 1, 2011 and April 2, 2010.

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

As of April 1, 2011, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign currency forward contracts with a notional amount of $4.6 million had a fair value of approximately $0.2 million and were recorded in other current assets as of April 1, 2011. The fair value of these foreign currency forward contracts as of April 1, 2011 would have changed by approximately $0.5 million if the foreign currency forward rate for the Euro to the U.S. dollar on these foreign currency forward contracts had changed by 10%. As of April 2, 2010, we had no foreign currency exchange contracts outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements at April 1, 2011 and April 2, 2010 and for each of the three years in the period ended April 1, 2011, and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on pages F-1 through F-48.

Summarized Quarterly Data (Unaudited)

The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. Summarized quarterly data for fiscal years 2011 and 2010 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)

2011
Total revenues	$192,004	$197,889	$195,941	$216,372
Income from operations	7,383	13,073	7,012	11,785
Net income	3,400	7,801	12,927	12,296
Net income attributable to ViaSat, Inc.	3,261	7,786	12,924	12,144
Basic net income per share	0.08	0.19	0.31	0.29
Diluted net income per share	0.08	0.18	0.30	0.28
2010
Total revenues	$158,408	$160,666	$156,364	$212,642
Income from operations	11,271	12,029	1,862	17,848
Net income	8,292	9,092	3,063	10,392
Net income attributable to ViaSat, Inc.	8,269	9,175	3,246	10,446
Basic net income per share	0.27	0.29	0.10	0.29
Diluted net income per share	0.25	0.28	0.09	0.27

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 1, 2011, the end of the period covered by this Annual Report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 1, 2011.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended April 1, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the company’s management, including our principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management concluded that its internal control over financial reporting was effective as of April 1, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of April 1, 2011, as stated in their report which appears on page F-1.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in our definitive Proxy Statement to be filed with the SEC in connection with our 2011 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Corporate Governance Principles and Board Matters,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.

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

The information required by this item is included in the Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The Exhibit Index on page 61 is incorporated herein by reference as the list of exhibits required as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

By:	/s/ MARK D. DANKBERG
Chairman and Chief Executive Officer

Date: May 26, 2011

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

Signature	Title	Date

/s/ MARK D. DANKBERG Mark D. Dankberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 26, 2011

/s/ RONALD G. WANGERIN Ronald G. Wangerin	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	May 26, 2011

/s/ ROBERT W. JOHNSON Robert W. Johnson	Director	May 26, 2011

/s/ JEFFREY M. NASH Jeffrey M. Nash	Director	May 26, 2011

/s/ B. ALLEN LAY B. Allen Lay	Director	May 26, 2011

/s/ MICHAEL B. TARGOFF Michael B. Targoff	Director	May 26, 2011

/s/ JOHN P. STENBIT John P. Stenbit	Director	May 26, 2011

/s/ HARVEY P. WHITE Harvey P. White	Director	May 26, 2011

EXHIBIT INDEX

							Filed or
Exhibit			Incorporated by Reference				Furnished
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1		Agreement and Plan of Merger, dated as of September 30, 2009, by and among ViaSat, Inc., WildBlue Holding, Inc. and Aloha Merger Sub, Inc.	8-K	000-21767	2.1	10/02/2009
3.1		Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.	10-Q	000-21767	3.1	11/14/2000
3.2		First Amended and Restated Bylaws of ViaSat, Inc.	S-3	333-116468	3.2	06/14/2004
4.1		Form of Common Stock Certificate	S-1/A	333-13183	4.1	11/05/1996
4.2		Indenture, dated as of October 22, 2009, by and among ViaSat, Inc., ViaSat Credit Corp., Enerdyne Technologies, Inc., ViaSat Satellite Ventures, LLC, VSV I Holdings, LLC, VSV II Holdings, LLC, ViaSat Satellite Ventures U.S. I, LLC, ViaSat Satellite Ventures U.S. II, LLC and Wilmington Trust FSB, as trustee	8-K	000-21767	4.1	10/22/2009
4.3		Form of 8.875% Senior Note due 2016 of ViaSat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.2 hereto)	8-K	000-21767	4.1	10/22/2009
10.1		Form of Indemnification Agreement between ViaSat, Inc. and each of its directors and officers	8-K	000-21767	99.1	03/07/2008
10	.2*	ViaSat, Inc. Employee Stock Purchase Plan (as Amended and Restated Effective July 1, 2009)	8-K	000-21767	10.1	10/05/2009
10	.3*	1996 Equity Participation Plan of ViaSat, Inc. (As Amended and Restated Effective September 22, 2010)	8-K	000-21767	10.1	09/24/2010
10	.4*	Form of Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.2	10/02/2008
10	.5*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.3	10/02/2008
10	.6*	Form of Executive Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.4	10/02/2008
10	.7*	Form of Non-Employee Director Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.3	10/05/2009
10	.8*	Form of Change in Control Severance Agreement between ViaSat, Inc. and each of its executive officers	8-K	000-21767	10.1	08/04/2010
10.9		Fourth Amended and Restated Revolving Loan Agreement dated July 1, 2009 by and among ViaSat, Inc., Banc of America Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Union Bank, N.A. and the other lenders party thereto	10-Q	000-21767	10.2	08/12/2009

						Filed or
Exhibit		Incorporated by Reference				Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.10	First Amendment to Fourth Amended and Restated Revolving Loan Agreement, dated as of September 30, 2009, by and among ViaSat, Inc., Banc of America Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Union Bank, N.A., and the other lenders party thereto	8-K	000-21767	10.1	10/02/2009
10.11	Second Amendment to Fourth Amended and Restated Revolving Loan Agreement, dated as of October 6, 2009, by and among ViaSat, Inc., Banc of America Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Union Bank, N.A., Wells Fargo Bank, National Association and the other lenders party thereto	8-K	000-21767	10.1	10/09/2009
10.12	Third Amendment to Fourth Amended and Restated Revolving Loan Agreement, dated as of December 14, 2009, by and among ViaSat, Inc., Union Bank, N.A., and the other lenders party thereto	10-Q	000-21767	10.2	02/10/2010
10.13	Fourth Amendment to Fourth Amended and Restated Revolving Loan Agreement, dated as of March 15, 2010, by and among ViaSat, Inc., Banc of America Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Union Bank, N.A., Wells Fargo Bank, National Association and the other lenders party thereto	8-K	000-21767	10.1	03/17/2010
10.14	Fifth Amendment to Fourth Amended and Restated Revolving Loan Agreement, dated as of March 31, 2010, by and among ViaSat, Inc., Union Bank, N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A., Compass Bank and Wells Fargo Bank, National Association and the other lenders party thereto					X
10.15	Sixth Amendment to Fourth Amended and Restated Revolving Loan Agreement, dated as of October 12, 2010, by and among ViaSat, Inc., Union Bank, N.A., and the other lenders party thereto	10-Q	000-21767	10.1	02/09/2011
10.16	Seventh Amendment to Fourth Amended and Restated Revolving Loan Agreement, dated as of January 25, 2011, by and among ViaSat, Inc., Bank of America, N.A., Union Bank, N.A., JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Compass Bank, Credit Suisse AG, Cayman Islands Branch, Bank of the West, and other lenders party thereto	8-K	000-21767	10.1	01/28/2011

							Filed or
Exhibit			Incorporated by Reference				Furnished
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.17		Lease, dated March 24, 1998, by and between W9/LNP Real Estate Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, California)	10-K	000-21767	10.27	06/29/1998
10.18		Amendment to Lease, dated June 17, 2004, by and between Levine Investments Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, CA)	10-Q	000-21767	10.1	08/10/2004
10	.19†	Contract for the ViaSat Satellite Program dated as of January 7, 2008 between ViaSat, Inc. and Space Systems/Loral, Inc.	10-Q	000-21767	10.1	02/06/2008
10.20		Beam Sharing Agreement dated January 11, 2008 between ViaSat, Inc. and Loral Space & Communications, Inc.	10-Q	000-21767	10.2	02/06/2008
10	.21†	Amended and Restated Launch Services Agreement dated May 7, 2009 between ViaSat, Inc. and Arianespace	10-K	000-21767	10.13	05/28/2009
10	.22†	Contract for Launch Services dated March 5, 2009 between ViaSat, Inc. and ILS International Launch Services, Inc.	10-K	000-21767	10.14	05/28/2009
10	.23†	Award/Contract dated March 10, 2010 between ViaSat, Inc. and Space and Naval Warfare Systems	10-K	000-21767	10.14	06/01/2010
21.1		Subsidiaries					X
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (see signature page)					X
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer					X
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer					X
32.1		Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	.INS**	XBRL Instance Document					X
101	.SCH**	XBRL Taxonomy Extension Schema					X
101	.CAL**	XBRL Taxonomy Extension Calculation Linkbase					X
101	.LAB**	XBRL Taxonomy Extension Labels Linkbase					X
101	.PRE**	XBRL Taxonomy Extension Presentation Linkbase					X
101	.DEF**	XBRL Taxonomy Extension Definition Linkbase					X

*	Indicates management contract, compensatory plan or arrangement.

†	Portions of this exhibit (indicated by asterisks) have been omitted and separately filed with the Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

**	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are otherwise not subject to liability under these sections.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ViaSat, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of ViaSat, Inc. and its subsidiaries at April 1, 2011 and April 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended April 1, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Diego, California
May 26, 2011

VIASAT, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	April 1,	April 2,
	2011	2010
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$40,490	$89,631
Accounts receivable, net	191,889	176,351
Inventories	98,555	82,962
Deferred income taxes	18,805	17,346
Prepaid expenses and other current assets	21,141	28,857

Total current assets	370,880	395,147
Satellites, net	533,000	495,689
Property and equipment, net	233,139	155,804
Other acquired intangible assets, net	81,889	89,389
Goodwill	83,532	75,024
Other assets	103,308	82,499

Total assets	$1,405,748	$1,293,552

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$71,712	$78,355
Accrued liabilities	130,583	102,251
Current portion of other long-term debt	1,128	—

Total current liabilities	203,423	180,606
Senior Notes due 2016, net	272,296	271,801
Other long-term debt	61,946	60,000
Other liabilities	23,842	24,395

Total liabilities	561,507	536,802

Commitments and contingencies (Notes 11 and 12)
Equity:
ViaSat, Inc. stockholders’ equity
Series A, convertible preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at April 1, 2011 and April 2, 2010, respectively	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized; 41,664,767 and 39,792,633 shares outstanding at April 1, 2011 and April 2, 2010, respectively	4	4
Paid-in capital	601,029	545,962
Retained earnings	254,722	218,607
Common stock held in treasury, at cost, 560,363 and 407,137 shares at April 1, 2011 and April 2, 2010, respectively	(17,907)	(12,027)
Accumulated other comprehensive income	2,277	459

Total ViaSat, Inc. stockholders’ equity	840,125	753,005

Noncontrolling interest in subsidiary	4,116	3,745

Total equity	844,241	756,750

Total liabilities and equity	$1,405,748	$1,293,552

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	April 1, 2011	April 2, 2010	April 3, 2009
	(In thousands, except per share data)

Revenues:
Product revenues	$523,938	$584,074	$595,342
Service revenues	278,268	104,006	32,837

Total revenues	802,206	688,080	628,179
Operating expenses:
Cost of product revenues	389,945	408,526	424,620
Cost of service revenues	160,623	66,830	22,204
Selling, general and administrative	164,265	132,895	98,624
Independent research and development	28,711	27,325	29,622
Amortization of acquired intangible assets	19,409	9,494	8,822

Income from operations	39,253	43,010	44,287

Other income (expense):
Interest income	323	621	1,463
Interest expense	(3,154)	(7,354)	(509)

Income before income taxes	36,422	36,277	45,241

(Benefit from) provision for income taxes	(2)	5,438	6,794

Net income	36,424	30,839	38,447
Less: Net income (loss) attributable to the noncontrolling interest, net of tax	309	(297)	116

Net income attributable to ViaSat, Inc.	$36,115	$31,136	$38,331

Net income per share attributable to ViaSat, Inc. common stockholders:
Basic net income per share attributable to ViaSat, Inc. common stockholders	$0.88	$0.94	$1.25
Diluted net income per share attributable to ViaSat, Inc. common stockholders	$0.84	$0.89	$1.20

Shares used in computing basic net income per share	40,858	33,020	30,772
Shares used in computing diluted net income per share	43,059	34,839	31,884

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	April 1, 2011	April 2, 2010	April 3, 2009
	(In thousands)

Cash flows from operating activities:
Net income	$36,424	$30,839	$38,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83,629	37,373	18,658
Amortization of intangible assets	19,424	9,582	9,952
Stock-based compensation expense	17,440	12,212	9,837
Loss on disposition of fixed assets	6,999	594	193
Deferred income taxes	(4,098)	4,229	(5,285)
Other non-cash adjustments	503	2,483	211
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(14,138)	(1,117)	(9,103)
Inventories	(14,030)	(9,367)	(5,338)
Other assets	3,151	1,504	(2,653)
Accounts payable	6,644	2,965	1,740
Accrued liabilities	32,441	20,612	2,654
Other liabilities	(4,772)	637	2,629

Net cash provided by operating activities	169,617	112,546	61,942
Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(208,285)	(134,543)	(117,194)
Cash paid for patents, licenses and other assets	(15,986)	(13,796)	(8,028)
Payments related to acquisition of businesses, net of cash acquired	(13,456)	(377,987)	(925)
Change in restricted cash, net	—	7,298	—

Net cash used in investing activities	(237,727)	(519,028)	(126,147)
Cash flows from financing activities:
Proceeds from line of credit borrowings	40,000	263,000	10,000
Payments on line of credit	(40,000)	(203,000)	(10,000)
Proceeds from issuance of Senior Notes due 2016, net of discount	—	271,582	—
Payment of debt issuance costs	(2,775)	(12,781)	—
Proceeds from issuance of common stock under equity plans	26,398	23,085	6,742
Proceeds from common stock issued under public offering, net of issuance costs	—	100,533	—
Purchase of common stock in treasury	(5,880)	(10,326)	(667)
Incremental tax benefits from stock-based compensation	867	—	346
Payment on secured borrowing	—	—	(4,720)
Proceeds from sale of stock of majority-owned subsidiary	—	—	1,500

Net cash provided by financing activities	18,610	432,093	3,201
Effect of exchange rate changes on cash	359	529	(681)

Net (decrease) increase in cash and cash equivalents	(49,141)	26,140	(61,685)
Cash and cash equivalents at beginning of fiscal year	89,631	63,491	125,176

Cash and cash equivalents at end of fiscal year	$40,490	$89,631	$63,491

Supplemental information:
Cash paid for interest (net of amounts capitalized)	$2,797	$6,287	$413

Cash (received) paid for income taxes, net of refunds	$(6,563)	$7,784	$13,287

Non-cash investing and financing activities:
Issuance of common stock in connection with acquisitions	$4,630	$131,888	$—
Fair value of assets acquired in business combinations, excluding cash acquired	$22,699	$536,732	$—
Liabilities assumed in business combinations	$4,613	$26,857	$—
Issuance of stock in satisfaction of certain accrued employee compensation liabilities	$5,096	$5,090	$—
Equipment acquired under capital lease	$3,074	$—	$—
Issuance of common stock in connection with license right obtained	$—	$303	$—

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

	ViaSat, Inc. Stockholders
	Common Stock				Common Stock		Accumulated
	Number of				in Treasury		Other
	Shares		Paid-in	Retained	Number of		Comprehensive	Noncontrolling		Comprehensive
	Issued	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interest	Total	Income
	(In thousands, except share data)

Balance at March 28, 2008	30,500,605	$3	$255,856	$149,140	(33,238)	$(1,034)	$175	$2,289	$406,429
Exercise of stock options	337,276	—	3,619	—	—	—	—	—	3,619
Stock-based compensation expense	—	—	9,837	—	—	—	—	—	9,837
Tax benefit from exercise of stock options and release of RSU awards	—	—	667	—	—	—	—	—	667
Issuance of stock under
Employee Stock Purchase Plan	182,024	—	3,123	—	—	—	—	—	3,123
RSU awards vesting	94,181	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(33,730)	(667)	—	—	(667)
Majority-owned subsidiary stock issuance	—	—	—	—	—	—	—	1,500	1,500
Other noncontrolling interest activity	—	—	—	—	—	—	—	137	137
Net income	—	—	—	38,331	—	—	—	116	38,447	$38,447
Foreign currency translation, net of tax	—	—	—	—	—	—	(302)	—	(302)	(302)

Comprehensive income										$38,145

Balance at April 3, 2009	31,114,086	$3	$273,102	$187,471	(66,968)	$(1,701)	$(127)	$4,042	$462,790
Exercise of stock options	1,019,899	—	19,435	—	—	—	—	—	19,435
Issuance of stock under Employee Stock Purchase Plan	168,640	—	3,650	—	—	—	—	—	3,650
Stock-based compensation expense	—	—	12,212	—	—	—	—	—	12,212
Shares issued in settlement of certain accrued employee compensation liabilities	192,894	—	5,090	—	—	—	—	—	5,090
RSU awards vesting	234,039	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(88,438)	(2,326)	—	—	(2,326)
Shares issued in connection with acquisition of business, net of issuance costs	4,286,250	1	131,637	—	—	—	—	—	131,638
Shares repurchased from Intelsat	—	—	—	—	(251,731)	(8,000)	—	—	(8,000)
Shares issued in connection with license right obtained	10,000	—	303	—	—	—	—	—	303
Common stock issued under public offering, net of issuance costs	3,173,962	—	100,533	—	—	—	—	—	100,533
Net income	—	—	—	31,136	—	—	—	(297)	30,839	$30,839
Foreign currency translation, net of tax	—	—	—	—	—	—	586	—	586	586

Comprehensive income										$31,425

Balance at April 2, 2010	40,199,770	$4	$545,962	$218,607	(407,137)	$(12,027)	$459	$3,745	$756,750
Exercise of stock options	1,124,415	—	22,101	—	—	—	—	—	22,101
Issuance of stock under Employee Stock Purchase Plan	159,940	—	4,297	—	—	—	—	—	4,297
Stock-based compensation expense	—	—	17,640	—	—	—	—	—	17,640
Tax benefit from exercise of stock options and release of RSU awards	—	—	1,303	—	—	—	—	—	1,303
Shares issued in settlement of certain accrued employee compensation liabilities	162,870	—	5,096	—	—	—	—	—	5,096
RSU awards vesting	433,173	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(153,226)	(5,880)	—	—	(5,880)
Shares issued in connection with acquisition of business, net of issuance costs	144,962	—	4,630	—	—	—	—	—	4,630
Other noncontrolling interest activity	—	—	—	—	—	—	—	62	62
Net income	—	—	—	36,115	—	—	—	309	36,424	$36,424
Hedging transactions, net of tax	—	—	—	—	—	—	182	—	182	182
Foreign currency translation, net of tax	—	—	—	—	—	—	1,636	—	1,636	1,636

Comprehensive income										$38,242

Balance at April 1, 2011	42,225,130	$4	$601,029	$254,722	(560,363)	$(17,907)	$2,277	$4,116	$844,241

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company and a Summary of Its Significant Accounting Policies

The Company

ViaSat, Inc. (also referred to hereafter as the “Company” or “ViaSat”) designs, produces and markets advanced innovative satellite and other wireless communication and secure networking systems, products and services.

Principles of consolidation

The Company’s consolidated financial statements include the assets, liabilities and results of operations of ViaSat and its wholly owned subsidiaries and of TrellisWare Technologies, Inc. (TrellisWare), a majority-owned subsidiary. All significant intercompany amounts have been eliminated.

The Company’s fiscal year is the 52 or 53 weeks ending on the Friday closest to March 31 of the specified year. For example, references to fiscal year 2011 refer to the fiscal year ending on April 1, 2011. The Company’s quarters for fiscal year 2011 ended on July 2, 2010, October 1, 2010, December 31, 2010 and April 1, 2011. This results in a 53 week fiscal year approximately every four to five years. Fiscal years 2011 and 2010 are both 52 week years, compared with a 53 week year in fiscal year 2009. As a result of the shift in the fiscal calendar, the second quarter of fiscal year 2009 included an additional week. The Company does not believe that the extra week results in any material impact on its financial results.

Certain prior period amounts have been reclassified to conform to the current period presentation.

During the second quarter of fiscal year 2011, the Company completed the acquisition of Stonewood Group Limited (Stonewood), a privately held company registered in England and Wales. During the third quarter of fiscal year 2010, the Company completed the acquisition of WildBlue Holding, Inc. (WildBlue), a privately held Delaware corporation. These acquisitions were accounted for as purchases and accordingly, the consolidated financial statements include the operating results of Stonewood and WildBlue from the dates of acquisition (see Note 9).

On April 4, 2009, the beginning of the Company’s first quarter of fiscal year 2010, the Company adopted the authoritative guidance for noncontrolling interests (ASC 810-10-65-1) on a prospective basis, except for the presentation and disclosure requirements which were applied retrospectively for all periods presented. As a result, the Company reclassified to noncontrolling interest, a component of equity, what was previously reported as minority interest in consolidated subsidiary in the mezzanine section of the Company’s consolidated balance sheets and reported as a separate caption within the Company’s consolidated statements of operations, net income, net income attributable to the noncontrolling interest, and net income attributable to ViaSat, Inc. In addition, the Company utilized net income which now includes noncontrolling interest, as the starting point on the Company’s consolidated statements of cash flows in order to reconcile net income to net cash provided by operating activities. These reclassifications had no effect on previously reported consolidated income from operations, net income attributable to ViaSat, Inc. or net cash provided by operating activities. Also, net income per share continues to be based on net income attributable to ViaSat, Inc.

Management estimates and assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Significant estimates made by management include revenue recognition, stock-based compensation, self-insurance reserves, allowance for doubtful accounts, warranty accrual, valuation of goodwill and other intangible assets, patents, orbital slots and orbital licenses, software development, property,

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment and satellites, long-lived assets, derivatives, contingencies and income taxes including the valuation allowance on deferred tax assets.

Cash equivalents

Cash equivalents consist of highly liquid investments with original maturities of 90 days or less at the date of purchase.

Accounts receivable, unbilled accounts receivable and allowance for doubtful accounts

The Company records receivables at net realizable value including an allowance for estimated uncollectible accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. Amounts determined to be uncollectible are charged or written off against the reserve. Historically, the Company’s allowance for doubtful accounts has been minimal primarily because a significant portion of its sales has been to the U.S. government or with respect to its satellite service commercial business, the Company bills and collects in advance.

Unbilled receivables consist of costs and fees earned and billable on contract completion or other specified events. Unbilled receivables are generally expected to be billed and collected within one year.

Concentration of risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents and trade accounts receivable which are generally not collateralized. The Company limits its exposure to credit loss by placing its cash equivalents with high credit quality financial institutions and investing in high quality short-term debt instruments. The Company establishes customer credit policies related to its accounts receivable based on historical collection experiences within the various markets in which the Company operates, historical past due amounts and any specific information that the Company becomes aware of such as bankruptcy or liquidity issues of customers.

Revenues from the U.S. government comprised 24.5%, 30.3% and 36.0% of total revenues for fiscal years 2011, 2010 and 2009, respectively. Billed accounts receivable to the U.S. government as of April 1, 2011 and April 2, 2010 were 35.3% and 28.7%, respectively, of total billed receivables. In addition, none of the Company’s commercial customers comprised 10.0% or more of total revenues for fiscal years 2011 and 2010. In fiscal year 2009 one commercial customer comprised 10.3% of total revenues and as of April 3, 2009 represented 9.8% of total billed receivables. The Company’s five largest contracts generated approximately 21.2%, 25.4% and 34.8% of the Company’s total revenues for the fiscal years ended April 1, 2011, April 2, 2010 and April 3, 2009, respectively.

The Company relies on a limited number of contract manufacturers to produce its products.

Inventory

Inventory is valued at the lower of cost or market, cost being determined by the weighted average cost method.

Property, equipment and satellites

Equipment, computers and software, furniture and fixtures, the Company’s satellite under construction and related gateway and networking equipment under construction are recorded at cost, net of accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets ranging from two to twenty-four years. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term or the life of the improvement. Additions to property,

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment and satellites, together with major renewals and betterments, are capitalized. Maintenance, repairs and minor renewals and betterments are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in operations.

Satellite construction costs, including launch services and insurance, are generally procured under long-term contracts that provide for payments over the contract periods and are capitalized as incurred. The Company is also constructing gateway facilities and network operations systems to support the satellite under construction and these construction costs are capitalized as incurred. Interest expense is capitalized on the carrying value of the satellite, related gateway and networking equipment and other assets during the construction period, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to ViaSat-1 (the Company’s high-capacity satellite), related gateway and networking equipment and other assets currently under construction, the Company capitalized $28.3 million and $8.8 million of interest expense during the fiscal years ended April 1, 2011 and April 2, 2010, respectively.

As a result of the acquisition of WildBlue on December 15, 2009 (see Note 9), the Company acquired the WildBlue-1 satellite (which was placed into service in March 2007), an exclusive prepaid lifetime capital lease of Ka-band capacity over the continental United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and related gateway and networking equipment on both satellites. The acquired assets also included the indoor and outdoor customer premise equipment (CPE) units leased to subscribers under WildBlue’s retail leasing program. The Company depreciates the satellites, gateway and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net as of April 1, 2011 was $61.6 million and $19.2 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net as of April 2, 2010 was $41.5 million and $4.2 million, respectively.

Occasionally, the Company may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of April 1, 2011, assets under capital leases totaled approximately $3.1 million and there was an immaterial amount of accumulated amortization. The Company had no material capital lease arrangements as of April 2, 2010. The Company records amortization of assets leased under capital lease arrangements within depreciation expense.

Goodwill and intangible assets

The authoritative guidance for business combinations (ASC 805) requires that all business combinations be accounted for using the purchase method. The authoritative guidance for business combinations also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, acquired workforce must be recognized and reported in goodwill. The authoritative guidance for goodwill and other intangible assets (ASC 350) requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite. All other intangible assets must be amortized over their useful life. The authoritative guidance for goodwill and other intangible assets prohibits the amortization of goodwill and indefinite-lived intangible assets, but instead requires these assets to be tested for impairment at least annually and more frequently upon the occurrence of specified events. In addition, all goodwill must be assigned to reporting units for purposes of impairment testing.

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.2 million and $3.0 million related to patents were included in other assets as of April 1, 2011 and April 2, 2010, respectively. Accumulated amortization related to these patents was $0.3 million as of each of April 1, 2011 and April 2, 2010. Amortization expense related to these patents was less than $0.1 million for each of the fiscal years ended April 1, 2011, April 2, 2010, and April 3,

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009. As of April 1, 2011 and April 2, 2010, the Company had capitalized costs of $5.7 million and $5.2 million related to acquiring and obtaining orbital slots and other licenses, included in other assets, that have not yet been placed into service. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During fiscal years 2011, 2010 and 2009, the Company did not write off any material costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense on a straight-line basis over the expected term of the related debt, which is not materially different from an effective interest rate basis. During fiscal years 2011 and 2010, the Company paid and capitalized approximately $2.8 million and $12.8 million, respectively, in debt issuance costs related to the Company’s revolving credit facility (the Credit Facility) and 8.875% Senior Notes due 2016 (the Notes). During fiscal year 2009, the Company did not pay or capitalize any material amounts of debt issuance costs related to the Credit Facility. Unamortized debt issuance costs are recorded in prepaid expenses and other current assets and in other long-term assets in the consolidated balance sheets, depending on the amounts expected to be amortized to interest expense within the next twelve months.

Software development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. The Company capitalized $15.8 million and $8.0 million of costs related to software developed for resale for fiscal years ended April 1, 2011 and April 2, 2010, respectively. There was no amortization expense of software development costs during fiscal years 2011 and 2010. Amortization expense of software development costs was $1.1 million for fiscal year 2009.

Impairment of long-lived assets (property, equipment, and satellites, and other assets)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), the Company assesses potential impairments to long-lived assets, including property, equipment and satellites, and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by the Company for fiscal years 2011, 2010 and 2009.

Impairment of goodwill

The Company accounts for its goodwill under the authoritative guidance for goodwill and other intangible assets (ASC 350). The guidance for the goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. Reporting units within the Company’s government systems, commercial networks and satellite services segments have goodwill assigned to them. The Company estimates the fair values of the reporting units using discounted cash flows and other indicators of fair value. The cash flow forecasts are adjusted by an appropriate discount rate in order to determine the present value of the cash flows. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value, if any, represents the amount of goodwill impairment.

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

In accordance with the authoritative guidance for goodwill and other intangible assets, Company tests goodwill for impairment during the fourth quarter every fiscal year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. No impairments were recorded by the Company related to goodwill and other intangible assets for fiscal years 2011, 2010 and 2009.

Warranty reserves

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash equivalents, short-term investments, trade receivables, accounts payable and accrued liabilities, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s long-term borrowings is determined by using available market information for those securities or similar financial instruments (see Note 3).

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance policies provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company’s self-insurance liability for the plans was $1.5 million as of April 1, 2011 and $1.4 million as of April 2, 2010. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as current in accordance with the estimated timing of the projected payments.

Secured borrowing customer arrangements

Occasionally, the Company enters into secured borrowing arrangements in connection with customer financing in order to provide additional sources of funding. As of April 1, 2011 and April 2, 2010, the Company had no secured borrowing arrangements with customers. In the first quarter of fiscal year 2009, the Company paid all obligations related to its secured borrowing, under which the Company pledged a note receivable from a customer to serve as collateral for the obligation under the borrowing arrangement, totaling $4.7 million plus accrued interest.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal year 2008, due to the customer’s payment default under the note receivable, the Company wrote down the note receivable by approximately $5.3 million related to the principal and interest accrued to date. During the fourth quarter of fiscal year 2009, the Company entered into certain agreements with the note receivable insurance carrier providing the Company approximately $1.7 million in cash payments. Pursuant to these agreements, the Company received cash payments totaling $2.0 million during fiscal year 2010 and as of April 2, 2010 recorded a current asset of approximately $1.0 million and a long-term asset of approximately $0.5 million. During fiscal year 2011, pursuant to these agreements, the Company received additional cash payments totaling $1.2 million and as of April 1, 2011 recorded a current asset of approximately $0.5 million.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At April 1, 2011 and April 2, 2010, no such amounts were accrued.

Simultaneously with the execution of the merger agreement relating to the acquisition of WildBlue, the Company entered into an indemnification agreement dated September 30, 2009 with several of the former stockholders of WildBlue pursuant to which such former stockholders agreed to indemnify the Company for costs which result from, relate to or arise out of potential claims and liabilities under various WildBlue contracts, an existing appraisal action regarding WildBlue’s 2008 recapitalization, certain rights to acquire securities of WildBlue and a severance agreement. Under the indemnification agreement, the Company is required to pay up to $0.5 million and has recorded a liability of $0.5 million in the consolidated balance sheets as of April 1, 2011 and April 2, 2010 as an element of accrued liabilities.

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

Common stock held in treasury

During fiscal years 2011 and 2010, the Company issued 433,173 and 234,039 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company repurchased 153,226 and 88,438 shares of common stock with a total value of $5.9 million and $2.3 million during fiscal year 2011 and fiscal year 2010, respectively.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 4, 2010, the Company repurchased 251,731 shares of the Company’s common stock from Intelsat USA Sales Corp for $8.0 million in cash. Repurchased shares of common stock of 560,363 and 407,137 were held in treasury as of April 1, 2011 and April 2, 2010, respectively.

Derivatives

The Company enters into foreign currency forward and option contracts from time to time to hedge certain forecasted foreign currency transactions. Gains and losses arising from foreign currency forward and option contracts not designated as hedging instruments are recorded in other income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts which are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as unrealized gains (losses) on derivative instruments until the underlying transaction affects the Company’s earnings, at which time they are then recorded in the same income statement line as the underlying transaction.

The fair values of the Company’s outstanding foreign currency forward contracts as of April 1, 2011 were as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet
	Classification	Value	Classification	Fair Value
	(In thousands)

Derivatives designated as hedging instruments
Foreign currency forward contracts	Other current assets	$182	Not applicable	$—

Total derivatives designated as hedging instruments		$182		$—

The Company had no foreign currency forward contracts outstanding as of April 2, 2010. The notional value of foreign currency forward contracts outstanding as of April 1, 2011 was $4.6 million.

The effects of foreign currency forward contracts in cash flow hedging relationships during fiscal year 2011 were as follows:

Amount of
Gain or
(Loss)
	Amount	Location of	Amount of	Location of Gain	Recognized
	of Gain or	Gain or	Gain or	or (Loss)	in Income on
	(Loss)	(Loss)	(Loss)	Recognized in	Derivative
	Recognized	Reclassified	Reclassified	Income on	(Ineffective
	in Accumulated	from	from	Derivative	Portion and
	OCI	Accumulated	Accumulated	(Ineffective	Amount
	on	OCI into	OCI into	Portion and	Excluded
Derivatives in Cash	Derivatives	Income	Income	Amount Excluded	from
Flow Hedging	(Effective	(Effective	(Effective	from Effectiveness	Effectiveness
Relationships	Portion)	Portion)	Portion)	Testing)	Testing)
(In thousands)

Foreign currency forward contracts	$182	Cost of product revenues	$857	Not applicable	$—

Total	$182		$857		$—

During fiscal year 2010, the Company did not settle any foreign currency forward contracts.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of foreign currency forward contracts in cash flow hedging relationships during fiscal year 2009 were as follows:

Amount of
Gain or
(Loss)
	Amount	Location of	Amount of	Location of Gain	Recognized
	of Gain or	Gain or	Gain or	or (Loss)	in Income on
	(Loss)	(Loss)	(Loss)	Recognized in	Derivative
	Recognized	Reclassified	Reclassified	Income on	(Ineffective
	in Accumulated	from	from	Derivative	Portion and
	OCI	Accumulated	Accumulated	(Ineffective	Amount
	on	OCI into	OCI into	Portion and	Excluded
Derivatives in Cash	Derivatives	Income	Income	Amount Excluded	from
Flow Hedging	(Effective	(Effective	(Effective	from Effectiveness	Effectiveness
Relationships	Portion)	Portion)	Portion)	Testing)	Testing)
(In thousands)

Foreign currency forward contracts	$—	Cost of product revenues	$(268)	Not applicable	$—

Total	$—		$(268)		$—

At April 1, 2011, the estimated net existing income that is expected to be reclassified into income within the next twelve months is approximately $0.2 million. Foreign currency forward contracts usually mature within approximately twelve months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for fiscal years 2011, 2010 and 2009.

Foreign currency

In general, the functional currency of a foreign operation is deemed to be the local country’s currency. Consequently, assets and liabilities of operations outside the United States are generally translated into U.S. dollars, and the effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) within ViaSat, Inc. stockholders’ equity.

Revenue recognition

A substantial portion of the Company’s revenues are derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the authoritative guidance for the percentage-of-completion method of accounting (ASC 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed.

In June 2010, the Company performed extensive integration testing of numerous system components that had been separately developed as part of a government satellite communication program. As a result of this testing and subsequent internal reviews and analyses, the Company determined that significant additional rework was required in order to complete the program requirements and specifications and to prepare for a scheduled customer test in the Company’s fiscal second quarter. This additional rework and engineering effort resulted in a substantial increase in estimated labor and material costs to complete the program. Accordingly, the Company recorded an additional forward loss of $8.5 million in the three months ended July 2, 2010 related to this estimate of program costs. While the Company believes the additional forward loss is adequate to cover known risks to date and that steps taken to improve the program performance will be effective, the program is ongoing and the Company’s efforts and the end results must be satisfactory to the customer. The Company believes that its estimate of costs to complete the program is appropriate based on known information, however, additional future losses could be required. Including

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this program, in fiscal years 2011, 2010 and 2009, the Company recorded losses of approximately $12.1 million, $9.3 million and $5.4 million, respectively, related to loss contracts.

The Company also derives a substantial portion of its revenues from contracts and purchase orders where revenue is recorded on delivery of products or performance of services in accordance with authoritative guidance for revenue recognition (ASC 605). Under this standard, the Company recognizes revenue when an arrangement exists, prices are determinable, collectability is reasonably assured and the goods or services have been delivered.

The Company also enters into certain leasing arrangements with customers and evaluates the contracts in accordance with the authoritative guidance for leases (ASC 840). The Company’s accounting for equipment leases involves specific determinations under the authoritative guidance for leases, which often involve complex provisions and significant judgments. In accordance with the authoritative guidance for leases, the Company classifies the transactions as sales type or operating leases based on (1) review for transfers of ownership of the property to the lessee by the end of the lease term, (2) review of the lease terms to determine if it contains an option to purchase the leased property for a price which is sufficiently lower than the expected fair value of the property at the date of the option, (3) review of the lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and (4) review of the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. Additionally, the Company considers the cancelability of the contract and any related uncertainty of collections or risk in recoverability of the lease investment at lease inception. Revenue from sales type leases is recognized at the inception of the lease or when the equipment has been delivered and installed at the customer site, if installation is required. Revenues from equipment rentals under operating leases are recognized as earned over the lease term, which is generally on a straight-line basis.

When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value in accordance with authoritative guidance for accounting for multiple element revenue arrangements, (ASC 605-25), and recognized when the applicable revenue recognition criteria for each element have been met. The amount of product and service revenue recognized is impacted by the Company’s judgments as to whether an arrangement includes multiple elements and, if so, whether sufficient objective and reliable evidence of fair value exists for those elements. Changes to the elements in an arrangement and the Company’s ability to establish evidence of fair value for those elements could affect the timing of the revenue recognition.

In accordance with authoritative guidance for shipping and handling fees and costs (ASC 605-45), the Company records shipping and handling costs billed to customers as a component of revenues, and shipping and handling costs incurred by the Company for inbound and outbound freight are recorded as a component of cost of revenues.

Collections in excess of revenues and deferred revenues represent cash collected from customers in advance of revenue recognition and are recorded in accrued liabilities for obligations within the next twelve months. Amounts for obligations extending beyond the twelve months are recorded within other liabilities in the consolidated financial statements.

Contract costs on U.S. government contracts are subject to audit and negotiations with U.S. government representatives. The Company’s incurred cost audits by the DCAA have not been completed for fiscal year 2003 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal year 2002 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. In the fourth quarter of fiscal year 2011, based on recent events, including communications with the DCMA, changes in the regulatory environment for federal government contractors and the status of current government audits, the Company recorded an additional $5.0 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts, bringing the Company’s total

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reserve to $6.7 million as of April 1, 2011. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on status of related contracts.

Commissions

We compensate third parties based on specific commission programs directly related to certain product and service sales. These commission costs are recorded as an element of selling, general and administrative expense as incurred.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense over the employee’s requisite service period. Stock-based compensation expense is recognized in the consolidated statement of operations for fiscal years 2011, 2010 and 2009 only for those awards ultimately expected to vest, with forfeitures estimated at the date of grant. The authoritative guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Total stock-based compensation expense recognized in accordance with the authoritative guidance for share-based payments was as follows:

	Fiscal Years Ended
	April 1, 2011	April 2, 2010	April 3, 2009
	(In thousands)

Stock-based compensation expense before taxes	$17,440	$12,212	$9,837
Related income tax benefits	(6,511)	(4,429)	(3,518)

Stock-based compensation expense, net of taxes	$10,929	$7,783	$6,319

For fiscal year 2011 the Company recorded an incremental tax benefit from stock options exercised and restricted stock unit awards vesting of $0.9 million which was classified as part of cash flows from financing activities in the consolidated statements of cash flows. For fiscal year 2010 the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit award vesting as the excess tax benefit from stock options exercised and restricted stock unit award vesting increased the Company’s net operating loss carryforward. For fiscal year 2009 the Company recorded an incremental tax benefit from stock options exercised and restricted stock unit awards vesting of $0.3 million which was classified as part of cash flows from financing activities in the consolidated statements of cash flows.

The Company has no awards with market or performance conditions. On April 1, 2011, the Company had one principal equity compensation plan and employee stock purchase plan described below. The compensation cost that has been charged against income for the equity plan under the authoritative guidance for share-based payments was $16.2 million, $10.9 million and $8.7 million, and for the stock purchase plan was $1.2 million, $1.3 million and $1.1 million, for the fiscal years ended April 1, 2011, April 2, 2010 and April 3, 2009, respectively. There was no material compensation cost capitalized as part of the cost of an asset for fiscal years 2011, 2010 and 2009.

As of April 1, 2011, there was total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Equity Participation Plan (including stock options and restricted stock units) and the Employee Stock Purchase Plan of $47.2 million and $0.3 million, respectively. These costs are expected to be recognized over a weighted average period of 2.5 years, 2.7 years and less than six months for stock options, restricted stock units and the Employee Stock Purchase Plan, respectively. The total fair value of shares vested during the fiscal years ended April 1, 2011, April 2, 2010 and April 3, 2009, including stock options and restricted stock units, was $15.3 million, $9.3 million and $6.3 million, respectively.

Stock options and employee stock purchase plan.  The Company’s employee stock options typically have a simple four-year vesting schedule and a six to ten year contractual term. The weighted average estimated fair value

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of employee stock options granted and employee stock purchase plan shares issued during fiscal year 2011 was $14.24 and $8.55 per share, respectively, during fiscal year 2010 was $10.55 and $7.84 per share, respectively, and during fiscal year 2009 was $7.24 and $6.70 per share, respectively, using the Black-Scholes model with the following weighted average assumptions (annualized percentages):

	Employee Stock Options			Employee Stock Purchase Plan
	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	2011	2010	2009	2011	2010	2009

Volatility	42.2%	43.0%	38.9%	28.3%	43.7%	54.6%
Risk-free interest rate	0.9%	1.6%	2.7%	0.2%	0.3%	1.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Weighted average expected life	4.2 years	4.2 years	4.1 years	0.5 years	0.5 years	0.5 years

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

A summary of employee stock option activity for fiscal year 2011 is presented below:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining	Aggregate Intrinsic
	Shares	per Share	Contractual Term	Value
				(In thousands)

Outstanding at April 2, 2010	4,718,176	$20.90
Options granted	266,250	41.26
Options canceled	(20,543)	27.40
Options exercised	(1,124,415)	19.60

Outstanding at April 1, 2011	3,839,468	$22.66	2.91	$63,894

Vested and exercisable at April 1, 2011	3,131,456	$20.50	2.54	$58,408

The total intrinsic value of stock options exercised during fiscal years 2011, 2010 and 2009 was $21.3 million, $11.3 million and $3.9 million, respectively.

Restricted stock units.  Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over four years and have a six-year contractual term. Compensation cost for these awards is based on the fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For fiscal years 2011, 2010 and 2009, the Company recognized $12.6 million, $7.4 million and $4.8 million, respectively, in stock-based compensation expense related to these restricted stock unit awards.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The per unit weighted average grant date fair value of restricted stock units granted during fiscal years 2011, 2010 and 2009 was $41.48, $29.19 and $20.41, respectively. A summary of restricted stock unit activity for fiscal year 2011 is presented below:

		Weighted Average
		Remaining	Aggregate
	Restricted Stock	Contractual	Intrinsic
	Units	Term in Years	Value
			(In thousands)

Outstanding at April 2, 2010	1,389,615
Awarded	630,056
Forfeited	(37,035)
Released	(433,173)

Outstanding at April 1, 2011	1,549,463	1.64	$60,661

Vested and deferred at April 1, 2011	41,467	—	$1,623

During fiscal years 2011, 2010 and 2009, 433,173 restricted stock units vested with a total intrinsic value of $16.7 million; 234,039 restricted stock units vested with a total intrinsic value of $6.2 million; and 94,181 restricted stock units vested with a total intrinsic value of $1.9 million, respectively.

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

Certain lease agreements contain rent escalation clauses which provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy. Such increasing rent expense is recorded in the consolidated statement of operations on a straight-line basis over the lease term.

At April 1, 2011 and April 2, 2010, deferred rent included in accrued liabilities in the Company’s consolidated balance sheets was $0.6 million and $0.5 million, respectively, and deferred rent included in other long-term liabilities in the Company’s consolidated balance sheets was $6.3 million and $6.1 million, respectively.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes

Accruals for uncertain tax positions are provided for in accordance with the authoritative guidance for accounting for uncertainty in income taxes (ASC 740). The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The authoritative guidance for accounting for uncertainty in income taxes also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense.

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

Earnings per share

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding and potential common stock, if dilutive during the period. Potential common stock includes options granted and restricted stock units awarded under the Company’s equity compensation plan which are included in the earnings per share calculations using the treasury stock method, common shares expected to be issued under the Company’s employee stock purchase plan, other conditions denoted in the Company’s agreements with the predecessor stockholders of certain acquired companies at April 3, 2009, and shares potentially issuable under the amended ViaSat 401(k) Profit Sharing Plan in connection with the Company’s decision to pay a discretionary match in common stock or cash.

Segment reporting

The Company’s government systems, commercial networks and satellite services segments are primarily distinguished by the type of customer and the related contractual requirements. The Company’s government systems segment develops and produces network-centric, IP-based secure government communications systems, products and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the commercial networks and satellite services segments. The Company’s commercial networks segment develops and produces a variety of advanced end-to-end satellite communication systems and ground networking equipment and products. The Company’s satellite services segment complements both the government systems and commercial networks segments by providing wholesale and retail satellite-based broadband internet services in the United States via the Company’s satellite and capacity agreements, as well as managed network services for the satellite communication systems of the Company’s consumer, enterprise and mobile broadband customers. The Company’s satellite services segment includes the Company’s WildBlue business (which it acquired in December 2009) and the Company’s ViaSat-1 satellite-related activities. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent authoritative guidance

In October 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance for revenue recognition with multiple deliverables (ASU 2009-13, which updated ASC 605-25). This new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This guidance will be effective for the Company beginning in the first quarter of fiscal year 2012; however, early adoption is permitted. The Company is currently evaluating the impact that the authoritative guidance may have on its consolidated financial statements and disclosures.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (ASC 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new authoritative guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. While many of the amendments to U.S. GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This guidance is effective for the Company beginning in the fourth quarter of fiscal year 2012. Adoption of this authoritative guidance is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

Note 2 —	Composition of Certain Balance Sheet Captions

	April 1,	April 2,
	2011	2010
	(In thousands)

Accounts receivable, net:
Billed	$100,863	$93,737
Unbilled	91,519	83,153
Allowance for doubtful accounts	(493)	(539)

	$191,889	$176,351

Inventories:
Raw materials	$46,651	$36,255
Work in process	18,713	21,345
Finished goods	33,191	25,362

	$98,555	$82,962

Prepaid expenses and other current assets:
Prepaid expenses	$18,235	$13,239
Income tax receivable	26	9,022
Other	2,880	6,596

	$21,141	$28,857

Satellites, net:
Satellite — WildBlue-1 (estimated useful life of 10 years)	$195,890	$195,890
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellite under construction	276,418	209,432

	571,398	504,412
Less accumulated depreciation and amortization	(38,398)	(8,723)

	$533,000	$495,689

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	April 1,	April 2,
	2011	2010
	(In thousands)

Property and equipment, net:
Machinery and equipment (estimated useful life of 2-5 years)	$122,113	$96,484
Computer equipment and software (estimated useful life of 2-7 years)	66,768	55,384
CPE leased equipment (estimated useful life of 3-5 years)	61,610	41,469
Furniture and fixtures (estimated useful life of 7 years)	13,053	10,760
Leasehold improvements (estimated useful life of 2-11 years)	24,550	20,119
Building (estimated useful life of 24 years)	8,923	8,923
Land	4,384	4,384
Construction in progress	80,976	18,578

	382,377	256,101
Less accumulated depreciation and amortization	(149,238)	(100,297)

	$233,139	$155,804

Other assets:
Capitalized software costs, net	$24,472	$8,683
Patents, orbital slots and other licenses, net	8,639	7,954
Deferred income taxes	47,017	44,910
Other	23,180	20,952

	$103,308	$82,499

Accrued liabilities:
Warranty reserve, current portion	$8,014	$6,410
Accrued vacation	15,600	13,437
Accrued employee compensation	18,804	17,268
Collections in excess of revenues and deferred revenues	61,916	46,180
Other	26,249	18,956

	$130,583	$102,251

Other liabilities:
Warranty reserve, long-term portion	$4,928	$4,798
Deferred rent, long-term portion	6,267	6,127
Deferred revenue, long-term portion	6,960	4,584
Deferred income taxes, long-term portion	3,374	—
Unrecognized tax position liabilities	2,217	2,644
Other	96	6,242

	$23,842	$24,395

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Fair Value Measurements

In accordance with the authoritative guidance for financial assets and liabilities measured at fair value on a recurring basis (ASC 820), the Company prioritizes the inputs used to measure fair value from market-based assumptions to entity specific assumptions:

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of April 1, 2011 and April 2, 2010:

	Fair Value at
	April 1, 2011	Level 1	Level 2	Level 3
	(In thousands)

Assets
Cash equivalents	$4,488	$4,488	$—	$—
Foreign currency forward contracts	182	—	182	—

Total assets measured at fair value on a recurring basis	$4,670	$4,488	$182	$—

	Fair Value at
	April 2, 2010	Level 1	Level 2	Level 3
	(In thousands)

Assets
Cash equivalents	$14,810	$14,810	$—	$—

Total assets measured at fair value on a recurring basis	$14,810	$14,810	$—	$—

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Cash equivalents — The Company’s cash equivalents consist of money market funds. Money market funds are valued using quoted prices for identical assets in an active market with sufficient volume and frequency of transactions (Level 1).

Foreign currency forward exchange contracts — The Company uses derivative financial instruments to manage foreign currency risk relating to foreign exchange rates. The Company does not use these instruments for speculative or trading purposes. The Company’s objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. Derivative instruments are recognized as either assets or liabilities in the accompanying consolidated financial statements and are measured at fair value. Gains and losses resulting from changes in the fair values of those derivative instruments are recorded to earnings or other comprehensive income (loss) depending on the use of the derivative instrument and whether it qualifies for hedge

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting. The Company’s foreign currency forward contracts are valued using quoted prices for similar assets and liabilities in active markets or other inputs that are observable or can be corroborated by observable market data.

Long-term debt — The Company’s long-term debt consists of borrowings under the Credit Facility, reported at the borrowed outstanding amount, capital lease obligations reported at the present value of future minimum lease payments with current accrued interest, and the Notes reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s outstanding long-term debt related to the Notes is determined using quoted prices in active markets and was approximately $293.6 million and $281.2 million as of April 1, 2011 and April 2, 2010, respectively. The fair value of the Company’s long-term debt related to the Credit Facility approximates its carrying amount due to its variable interest rate on the revolving line of credit, which approximates a market interest rate. The fair value of the Company’s capital lease obligations is estimated at their carrying value based on current rates.

Note 4 — Goodwill and Acquired Intangible Assets

During fiscal year 2011, the Company’s goodwill increased by approximately $8.5 million, net, of which $7.4 million was related to the acquisition of Stonewood recorded within the Company’s government systems segment. In addition, the Company recorded a $0.4 million increase to goodwill primarily for the tax effect of certain pre-acquisition net operating loss carryovers with a corresponding adjustment to deferred tax assets within the Company’s satellite services segment. The Company also recorded a $0.5 million decrease to goodwill for the tax effect of certain pre-acquisition net operating loss carryovers with a corresponding adjustment to deferred tax liabilities within the Company’s government systems segment. The remaining change relates to the effect of foreign currency translation recorded within the Company’s government systems and commercial networks segments.

The other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of eight months to ten years. Amortization expense related to other acquired intangible assets was $19.4 million, $9.5 million and $8.8 million for the fiscal years ended April 1, 2011, April 2, 2010 and April 3, 2009, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of the international businesses acquired. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)

Expected for fiscal year 2012	$18,735
Expected for fiscal year 2013	15,623
Expected for fiscal year 2014	13,879
Expected for fiscal year 2015	13,803
Expected for fiscal year 2016	10,203
Thereafter	9,646

$81,889

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of the other acquired intangible assets and the related accumulated amortization as of April 1, 2011 and April 2, 2010 is as follows:

	Weighted	As of April 1, 2011			As of April 2, 2010
	Average		Accumulated	Net book		Accumulated	Net book
	Useful Life	Total	Amortization	Value	Total	Amortization	Value
	(In thousands)

Technology	6	$54,344	$(43,930)	$10,414	$44,552	$(39,147)	$5,405
Contracts and customer relationships	7	88,834	(28,597)	60,237	86,707	(17,184)	69,523
Non-compete agreements	4	9,332	(9,101)	231	9,098	(8,870)	228
Satellite co-location rights	9	8,600	(1,194)	7,406	8,600	(270)	8,330
Trade name	3	5,680	(2,446)	3,234	5,680	(552)	5,128
Other	6	9,331	(8,964)	367	9,326	(8,551)	775

Total other acquired intangible assets		$176,121	$(94,232)	$81,889	$163,963	$(74,574)	$89,389

Note 5 —	Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of April 1, 2011 and April 2, 2010:

	As of	As of
	April 1, 2011	April 2, 2010
	(In thousands)

Senior Notes due 2016 (the Notes)
Notes	$275,000	$275,000
Unamortized discount on the Notes	(2,704)	(3,199)

Total Notes, net of discount	272,296	271,801
Less: current portion of the Notes	—	—

Total Notes long-term, net	272,296	271,801
Other Long-Term Debt
Line of credit	60,000	60,000
Capital lease obligations, due fiscal years 2014 to 2015, weighted average interest rate of 4.69%	3,074	—

Total other long-term debt	63,074	60,000
Less: current portion of other long-term debt	1,128	—

Other long-term debt, net	61,946	60,000
Total debt	335,370	331,801
Less: current portion	1,128	—

Long-term debt, net	$334,242	$331,801

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate payments on the Company’s long-term debt obligations, excluding the effects of discount accretion, on its $275.0 million of Notes and required interest payments on the Credit Facility as of April 1, 2011 were as follows:

For the Fiscal Years Ending
(In thousands)

2012	$1,238
2013	1,308
2014	723
2015	—
2016	60,000
Thereafter	275,000

338,269
Less: imputed interest	195
Less: unamortized discount on the Notes	2,704

Total	$335,370

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Credit Facility

As of April 1, 2011, the Credit Facility provided a revolving line of credit of $325.0 million (including up to $35.0 million of letters of credit), with a maturity date of January 25, 2016. On January 25, 2011, the Company amended the Credit Facility to (1) increase the Company’s revolving line of credit from $275.0 million to $325.0 million, (2) extend the maturity date of the Credit Facility from July 1, 2012 to January 25, 2016, (3) decrease the commitment fee and the applicable margin for Eurodollar and base rate loans under the Credit Facility, and (4) amend certain financial and other covenants to provide the Company with increased flexibility. Borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00% or the administrative agent’s prime rate as announced from time to time, or (2) at the Eurodollar rate plus, in the case of each of (1) and (2), an applicable margin that is based on the ratio of the Company’s debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At April 1, 2011, the weighted average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was 3.29%. The Company has capitalized certain amounts of interest expense on the Credit Facility in connection with the construction of ViaSat-1, related gateway and networking equipment and other assets currently under construction. The Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries and collateralized by substantially all of the Company’s and the Guarantor Subsidiaries’ assets.

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

The Company was in compliance with its financial covenants under the Credit Facility as of April 1, 2011. At April 1, 2011, the Company had $60.0 million in principal amount of outstanding borrowings under the Credit Facility and $14.3 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of April 1, 2011of $250.7 million.

Capital leases

Occasionally the Company may enter into capital lease agreements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of April 1, 2011, the Company had approximately $3.1 million outstanding under capital leases payable over a weighted average period of 36 months. These lease agreements bear interest at a weighted average rate of 4.69% and can be extended on a month-to-month basis after the original term. The Company had no material capital lease arrangements as of April 2, 2010.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Common Stock and Stock Plans

On March 31, 2010, the Company and certain former WildBlue equity and debt holders (the WildBlue Investors) completed the sale of an aggregate of 6,900,000 shares of ViaSat common stock in an underwritten public offering, 3,173,962 of which were sold by the Company and 3,726,038 of which were sold by such WildBlue Investors. The Company’s net proceeds from the offering were approximately $100.5 million after deducting underwriting discounts and estimated offering expenses. The shares sold by such WildBlue Investors in the offering constituted shares of ViaSat common stock issued to such WildBlue Investors in connection with the Company’s acquisition of WildBlue. On April 1, 2010, the Company used $80.0 million of the net proceeds to repay outstanding borrowings under the Credit Facility. The remaining net proceeds from the offering were used for general corporate purposes.

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

In November 1996, the Company adopted the 1996 Equity Participation Plan. The 1996 Equity Participation Plan provides for the grant to executive officers, other key employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock units and performance awards. From November 1996 to September 2010 through various amendments of the 1996 Equity Participation Plan, the Company increased the maximum number of shares reserved for issuance under this plan from 2,500,000 shares to 17,400,000 shares. The Company believes that such awards better align the interests of its employees with those of its stockholders. Shares of the Company’s common stock granted under the Plan in the form of stock options or stock appreciation right are counted against the Plan share reserve on a one for one basis. Shares of the Company’s common stock granted under the Plan as an award other than as an option or as a stock appreciation right with a per share purchase price lower than 100% of fair market value on the date of grant are counted against the Plan share reserve as two shares for each share of common stock up to September 22, 2010 and subsequently as 2.65 shares for each share of common stock. Restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date. As of April 1, 2011, the Company had granted options and restricted stock units, net of cancellations, to purchase 8,962,233 and 2,405,021 shares of common stock, respectively, under the Plan.

In November 1996, the Company adopted the ViaSat, Inc. Employee Stock Purchase Plan (the Employee Stock Purchase Plan) to assist employees in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. In July of 2009, the Company amended the Employee Stock Purchase Plan to increase the maximum number of shares reserved for issuance under this plan from 1,500,000 shares to 2,250,000 shares. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of April 1, 2011, the Company had issued 1,710,854 shares of common stock under this plan.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions related to the Company’s stock options are summarized as follows:

			Weighted Average
	Number of	Exercise Price	Exercise Price
	Shares	per Share	per Share

Outstanding at March 28, 2008	5,641,225	$4.70 — $43.82	$19.63
Options granted	280,800	19.05 — 27.27	21.04
Options canceled	(135,700)	10.73 — 33.68	24.86
Options exercised	(337,276)	4.70 — 22.03	10.73

Outstanding at April 3, 2009	5,449,049	5.03 — 43.82	20.12
Options granted	383,900	23.66 — 29.45	29.05
Options canceled	(94,874)	5.03 — 43.82	29.06
Options exercised	(1,019,899)	5.03 — 30.74	19.06

Outstanding at April 2, 2010	4,718,176	5.03 — 33.68	20.90
Options granted	266,250	39.21 — 41.52	41.26
Options canceled	(20,543)	8.94 — 33.68	27.40
Options exercised	(1,124,415)	5.03 — 33.68	19.60

Outstanding at April 1, 2011	3,839,468	$5.03 — $41.52	$22.66

All options issued under the Company’s stock option plans have an exercise price equal to the fair market value of the Company’s stock on the date of the grant.

The following table summarizes all options outstanding and exercisable by price range as of April 1, 2011:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life-Years	Price	Exercisable	Price

$5.03 — $12.76	387,292	1.79	$10.36	387,292	$10.36
13.01 — 18.25	546,376	1.61	15.31	546,376	15.31
18.41 — 18.41	3,500	1.67	18.41	3,500	18.41
18.73 — 18.73	470,315	3.52	18.73	470,315	18.73
18.97 — 20.95	392,366	3.12	20.22	270,866	20.27
21.02 — 23.37	387,669	3.73	21.62	387,669	21.62
23.66 — 25.88	214,317	2.62	24.60	199,967	24.60
26.15 — 26.15	501,438	1.52	26.15	501,438	26.15
26.63 — 29.45	440,350	4.39	28.91	169,200	28.35
30.37 — 41.52	495,845	4.05	36.91	194,833	32.00

$5.03 — $41.52	3,839,468	2.91	$22.66	3,131,456	$20.50

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions related to the Company’s restricted stock units are summarized as follows:

Number of
Restricted Stock
Units

Outstanding at March 28, 2008	300,909
Awarded	637,200
Forfeited	(29,717)
Released	(94,181)

Outstanding at April 3, 2009	814,211
Awarded	831,250
Forfeited	(21,807)
Released	(234,039)

Outstanding at April 2, 2010	1,389,615
Awarded	630,056
Forfeited	(37,035)
Released	(433,173)

Outstanding at April 1, 2011	1,549,463

All restricted stock units awarded under the Company’s stock plans have an exercise price equal to zero.

Note 7 —	Shares Used In Computing Diluted Net Income Per Share

	Fiscal Years Ended
	April 1,	April 2,	April 3,
	2011	2010	2009
	(In thousands)

Weighted average:
Common shares outstanding used in calculating basic net income per share attributable to ViaSat, Inc. common stockholders	40,858	33,020	30,772
Options to purchase common stock as determined by application of the treasury stock method	1,611	1,404	944
Restricted stock units to acquire common stock as determined by application of the treasury stock method	428	272	130
Contingently issuable shares in connection with certain terms of the JAST acquisition agreement	—	—	5
Potentially issuable shares in connection with certain terms of the amended ViaSat 401(k) Profit Sharing Plan	113	114	1
Employee Stock Purchase Plan equivalents	49	29	32

Shares used in computing diluted net income per share attributable to ViaSat, Inc. common stockholders	43,059	34,839	31,884

Antidilutive shares relating to stock options excluded from the calculation were 108,637 for the fiscal year ended April 1, 2011, 496,545 for the fiscal year ended April 2, 2010 and 2,771,573 for the fiscal year ended April 3, 2009. Antidilutive shares relating to restricted stock units excluded from the calculation were 4,525 for the fiscal year ended April 1, 2011, 521 for the fiscal year ended April 2, 2010 and 8,490 for the fiscal year ended April 3, 2009.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Income Taxes

The provision for income taxes includes the following:

	Fiscal Years Ended
	April 1,	April 2,	April 3,
	2011	2010	2009
	(In thousands)

Current tax provision (benefit)
Federal	$433	$(6,461)	$13,021
State	3,178	(667)	3,644
Foreign	222	199	215

	3,833	(6,929)	16,880

Deferred tax provision (benefit)
Federal	3,704	13,608	(5,059)
State	(7,064)	(1,191)	(5,005)
Foreign	(475)	(50)	(22)

	(3,835)	12,367	(10,086)

Total (benefit from) provision for income taxes	$(2)	$5,438	$6,794

Significant components of the Company’s net deferred tax assets are as follows:

	As of
	April 1,	April 2,
	2011	2010
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$79,930	$86,325
Tax credit carryforwards	46,355	28,673
Warranty reserve	5,086	4,363
Accrued compensation	5,125	4,394
Deferred rent	2,673	2,582
Inventory reserve	4,899	1,498
Stock-based compensation	8,830	7,654
Contract accounting	1,415	2,005
Other	8,060	8,001
Valuation allowance	(12,671)	(13,074)

Total deferred tax assets	149,702	132,421
Deferred tax liabilities:
Property, equipment and satellites and intangible assets	87,254	70,160

Total deferred tax liabilities	87,254	70,160

Net deferred tax assets	$62,448	$62,261

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Fiscal Years Ended
	April 1,	April 2,	April 3,
	2011	2010	2009
	(In thousands)

Tax expense at federal statutory rate	$12,749	$12,698	$15,834
State tax provision, net of federal benefit	1,375	2,259	2,545
Tax credits, net of valuation allowance	(15,615)	(11,408)	(10,017)
Manufacturing deduction	—	—	(920)
Non-deductible transaction costs	30	1,435	—
Non-deductible compensation	1,054	377	468
Other	405	77	(1,116)

Total provision for income taxes	$(2)	$5,438	$6,794

As of April 1, 2011, the Company had federal and state research credit carryforwards of approximately $42.3 million and $46.1 million, respectively, which begin to expire in fiscal year 2027 and fiscal year 2018, respectively, and federal and state net operating loss carryforwards of approximately $211.9 million and $278.8 million, respectively, which begin to expire in fiscal year 2020 and fiscal year 2012, respectively.

The Company recognizes excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company. During fiscal year 2011, the Company realized $1.3 million of such excess state tax benefits and, accordingly, recorded a corresponding credit to additional paid in capital. As of April 1, 2011, the Company had $9.6 million of unrealized excess tax benefits associated with share-based compensation. These tax benefits will be accounted for as a credit to additional paid-in capital if and when realized, rather than a reduction of the provision for income taxes.

In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $12.7 million at April 1, 2011 and $13.1 million at April 2, 2010 has been established relating to state net operating loss carryforwards and research credit carryforwards that, based on management’s estimate of future taxable income attributable to certain states and generation of additional research credits, are considered more likely than not to expire unused.

If the Company has an “Ownership Change” as defined under Internal Revenue Code Section 382, it may have an annual limitation on the utilization of its net operating loss and tax credit carryforwards.

On March 31, 2007, the Company adopted the provisions of the authoritative guidance for accounting for uncertainty in income taxes (ASC 740).

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	As of
	April 1,	April 2,	April 3,
	2011	2010	2009
	(In thousands)

Balance, beginning of fiscal year	$31,759	$37,917	$30,691
Increases related to current year tax positions	4,740	3,031	8,880
Increase (decrease) related to prior year tax positions	1,819	(2,058)	(717)
Statute expirations	(5,303)	(3,452)	(937)
Settlements	—	(3,679)	—

Balance, end of fiscal year	$33,015	$31,759	$37,917

Of the total unrecognized tax benefits at April 1, 2011, approximately $26.1 million would reduce the Company’s annual effective tax rate if recognized, subject to valuation allowance consideration.

Included in the balance at April 1, 2011 are $1.4 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

In the next twelve months it is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $2.5 million as a result of the expiration of the statute of limitations or settlements with tax authorities for previously filed tax returns.

The Company is subject to periodic audits by domestic and foreign tax authorities. By statute, the Company’s U.S. federal returns are subject to examination by the IRS for fiscal years 2008 through 2010. Additionally, tax credit carryovers that were generated in prior years and utilized in these years may also be subject to examination by the IRS. In September 2010, the IRS commenced an examination of our fiscal year 2009 federal income tax return. Subsequently, the IRS added our fiscal year 2010 income tax return to the examination. With few exceptions, fiscal years 2007 to 2010 remain open to examination by state and foreign taxing jurisdictions. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest or penalties associated with uncertain tax positions as of April 1, 2011. A decrease of $0.5 million of interest and penalties was recorded in the period ended April 1, 2011.

Note 9 —	Acquisitions

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

In accordance with the authoritative guidance for business combinations (ASC 805), the Company allocated the purchase price of the acquired company to the net tangible assets and intangible assets acquired based upon their

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated fair values. Under the authoritative guidance for business combinations, acquisition-related transaction costs and acquisition-related restructuring charges are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. Total merger-related transaction costs incurred by the Company were approximately $0.9 million, all of which were incurred and recorded in selling, general and administrative expenses in fiscal year 2011.

The preliminary purchase price allocation of the acquired assets and assumed liabilities based on the estimated fair values as of July 8, 2010 is as follows:

(In thousands)

Current assets	$4,382
Property and equipment	484
Identifiable intangible assets	11,199
Goodwill	7,381

Total assets acquired	23,446
Current liabilities	(1,843)
Other long term liabilities	(2,770)

Total liabilities assumed	(4,613)

Total purchase price	$18,833

Amounts assigned to identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives and are as follows:

		Estimated
		Weighted
	Preliminary	Average
	Fair Value	Life
	(In thousands)

Technology	$9,026	5
Customer relationships	1,977	10
Non-compete agreements	196	5

Total identifiable intangible assets	$11,199	6

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

The acquisition of Stonewood is beneficial to the Company as it enhances the Company’s current encryption security offerings within the Company’s information assurance products and provides additional solutions in the design, manufacture and delivery of data at rest encryption products and services. These benefits and additional opportunities were among the factors that contributed to a purchase price resulting in the recognition of preliminary estimated goodwill, which was recorded within the Company’s government systems segment. The intangible assets and goodwill recognized are not deductible for federal income tax purposes. The purchase price allocation is preliminary due to pending resolution of certain Stonewood tax attributes. During the fourth quarter of fiscal year 2011, the Company recorded a $0.5 million adjustment to the preliminary purchase price allocation for Stonewood related to pre-acquisition net operating loss carryovers, reducing the Company’s government systems segment goodwill with a corresponding adjustment to deferred tax liabilities.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated financial statements include the operating results of Stonewood from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was insignificant to the financial statements for all periods presented.

WildBlue acquisition

On December 15, 2009, the Company completed the acquisition of all outstanding shares of WildBlue, a privately held provider of broadband internet service, delivering two-way broadband internet access via satellite in the contiguous United States. The purchase price of approximately $574.6 million was comprised primarily of $131.9 million related to the fair value of 4,286,250 shares of the Company’s common stock issued at the closing date and $442.7 million in cash consideration. The $442.7 million in cash consideration paid to the former WildBlue stockholders less cash and restricted cash acquired of $64.7 million resulted in a net cash outlay of approximately $378.0 million. As of April 2, 2010, all of the acquired restricted cash had become unrestricted. Total merger-related transaction costs incurred by the Company related to WildBlue acquisition were approximately $8.7 million, all of which were incurred and recorded in selling, general and administrative expenses in fiscal year 2010.

The purchase price allocation of the acquired assets and assumed liabilities based on the estimated fair values is as follows:

(In thousands)

Current assets	$106,672
Property, equipment and satellites	378,263
Identifiable intangible assets	82,070
Goodwill	9,809
Deferred income taxes	22,693
Other assets	1,969

Total assets acquired	601,476
Current liabilities	(19,689)
Other long term liabilities	(7,168)

Total liabilities assumed	(26,857)

Total purchase price	$574,619

Amounts assigned to identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives and are as follows:

		Estimated
		Weighted
		Average
	Fair Value	Life
	(In thousands)

Trade name	$5,680	3
Customer relationships — retail	39,840	6
Customer relationships — wholesale	27,950	8
Satellite co-location rights	8,600	10

Total identifiable intangible assets	$82,070	7

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received from the assets. Under the terms of the co-location right agreement, the Company has certain option periods that begin in approximately 10 years based upon the life of Anik F2 Ka-Band Payload.

The acquisition of WildBlue is beneficial to the Company as it is expected to enable the Company to integrate the extensive bandwidth capacity of its ViaSat-1 satellite into WildBlue’s existing distribution and fulfillment resources, which are expected to reduce initial service costs and improve subscriber growth. These benefits and additional opportunities were among the factors that contributed to a purchase price resulting in the recognition of goodwill, which was recorded within the Company’s satellite services segment. The intangible assets and goodwill recognized are not deductible for federal income tax purposes. During fiscal year 2011, the Company recorded a $0.4 million adjustment to the final purchase price allocation for WildBlue primarily related to pre-acquisition net operating loss carryovers, increasing the Company’s satellite services segment goodwill with a corresponding adjustment to deferred tax assets.

The consolidated financial statements include the operating results of WildBlue from the date of acquisition. During fiscal year 2010, since the acquisition date, the Company recorded approximately $63.4 million in revenue and $0.4 million of net income with respect to the WildBlue business in the Company’s consolidated statements of operations.

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

	Fiscal Years Ended
	April 2, 2010	April 3, 2009
	(In thousands, except per share data)

Total revenues	$818,505	$792,241

Net income attributable to ViaSat, Inc.	$30,792	$4,921

Basic net income per share attributable to ViaSat, Inc. common stockholders	$0.85	$0.14

Diluted net income per share attributable to ViaSat, Inc. common stockholders	$0.81	$0.14

Note 10 —	Employee Benefits

The Company is a sponsor of a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code which was amended during the fourth quarter of fiscal year 2009. Under the amended plan, the Company may make discretionary contributions to the plan which vest over six years. The Company’s discretionary matching contributions to the plan are based on the amount of employee contributions and can be made in cash or the Company’s common stock at the Company’s election. Subsequent to the fiscal year-end, the Company elected to settle the discretionary contributions liability in stock. Based on the year-end common stock closing price, the

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company would issue 161,865 shares of common stock at this time. Discretionary contributions accrued by the Company as of April 1, 2011 and April 2, 2010 amounted to $6.3 million and $5.2 million, respectively.

Note 11 —	Commitments

In January 2008, the Company entered into several agreements with Space Systems/Loral, Inc. (SS/L), Loral Space & Communications, Inc. (Loral) and Telesat Canada related to the Company’s anticipated high-capacity satellite system. Under the satellite construction contract with SS/L, the Company purchased ViaSat-1, a new high-capacity Ka-band spot-beam satellite designed by the Company and currently under construction by SS/L for approximately $209.1 million, subject to purchase price adjustments based on satellite performance. The total cost of the satellite is $246.0 million, but, as part of the satellite purchase arrangements, Loral executed a separate contract with SS/L whereby Loral is purchasing the Canadian beams on the ViaSat-1 satellite for approximately $36.9 million (15% of the total satellite cost). The Company has also entered into a beam sharing agreement with Loral, whereby Loral has agreed to reimburse the Company for 15% of the total costs associated with launch and launch insurance, which is estimated to be approximately $22.5 million, and in-orbit insurance and satellite operating costs post launch. On March 1, 2011, Loral entered into agreements with Telesat Canada pursuant to which Loral assigned to Telesat Canada and Telesat Canada assumed from Loral all of Loral’s rights and obligations with respect to the Canadian beams on ViaSat-1.

In November 2008, the Company entered into a launch services agreement with Arianespace to procure launch services for ViaSat-1 at a cost estimated to be $107.8 million, depending on the mass of the satellite at launch. In March 2009, the Company substituted ILS International Launch Services, Inc. (ILS) for Arianespace as the primary provider of launch services for ViaSat-1, and accordingly, the Company entered into a contract for launch services with ILS to procure launch services for ViaSat-1 at an estimated cost of approximately $80.0 million, subject to certain adjustments.

On May 7, 2009, the Company entered into an Amended and Restated Launch Services Agreement with Arianespace, whereby Arianespace has agreed to perform certain launch services to maintain the launch capability for ViaSat-1, should the need arise, or for launch services of a future ViaSat satellite launch prior to December 2015. This amendment and restatement also provides for certain cost adjustments depending on fluctuations in foreign currencies, mass of the satellite launched and launch period timing.

The Company has various other purchase commitments under satellite capacity agreements which are used to provide satellite networking services to its customers for future minimum payments of $18.7 million, $12.1 million, $12.3 million and $0.9 million in fiscal years 2012, 2013, 2014 and 2015, respectively, with no further commitments thereafter.

The Company leases office and other facilities under non-cancelable operating leases with initial terms ranging from one to fifteen years which expire between fiscal year 2012 and fiscal year 2022 and provide for pre-negotiated fixed rental rates during the terms of the lease. Certain of the Company’s facilities leases contain option provisions which allow for extension of the lease terms.

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight-line basis over the lease term as that term is defined in the authoritative guidance for leases (ASC 840) including any option periods considered in the lease term and any periods during which the Company has use of the property but is not charged rent by a landlord (“rent holiday”). Leasehold improvement incentives paid to the Company by a landlord are recorded as a liability and amortized as a reduction of rent expense over the lease term. Total rent expense was $17.1 million, $14.5 million and $12.5 million in fiscal years 2011, 2010 and 2009, respectively.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments are as follows:

Fiscal Years Ending	(In thousands)

2012	$16,938
2013	15,525
2014	15,418
2015	14,394
2016	13,563
Thereafter	42,018

$117,856

Note 12 —	Contingencies

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

U.S. government agencies, including the Defense Contract Audit Agency (DCAA) and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its accounting and management internal control systems, including: control environment and overall accounting system, general information technology system, budget and planning system, purchasing system, material management and accounting system, compensation system, labor system, indirect and other direct costs system, billing system and estimating system.

Government audits and reviews may conclude that the Company’s practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds, penalties and sanctions against the Company, including withholding of payments, and increased government scrutiny that could delay or adversely affect the Company’s ability to receive timely payment on contracts, perform contracts or compete for contracts with the U.S. Government.

The Company’s incurred cost audits by the DCAA have not been completed for fiscal year 2003 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal year 2002 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. In the fourth quarter of fiscal year 2011, based on recent events, including communications with the DCMA, changes in the regulatory environment for federal government contractors and the status of current government audits, the Company recorded an additional $5.0 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts, bringing the Company’s total reserve to $6.7 million as of April 1, 2011. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on status of the related contracts.

Note 13 —	Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty cost, the Company bases its estimates on its experience with the technology involved and the type of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual in fiscal years 2011, 2010 and 2009.

	Fiscal Years Ended
	April 1,	April 2,	April 3,
	2011	2010	2009
	(In thousands)

Balance, beginning of period	$11,208	$11,194	$11,679
Change in liability for warranties issued in period	7,396	6,988	7,720
Settlements made (in cash or in kind) during the period	(5,662)	(6,974)	(8,205)

Balance, end of period	$12,942	$11,208	$11,194

Note 14 —	Restructuring

In the third quarter of fiscal year 2010, the Company initiated a post-acquisition restructuring plan related to the termination of certain duplicative employee positions upon the acquisition of WildBlue. Under the terms of the plan, the Company recorded restructuring charges of approximately $0.5 million and $2.7 million as part of selling, general and administrative expenses within the satellite services segment during fiscal years 2011 and 2010, respectively. The Company recorded no restructuring charges during fiscal year 2009. As of April 1, 2011 and April 2, 2010, $0.2 million and $0.3 million, respectively, of restructuring charges remained unpaid and recorded in accrued liabilities. During fiscal year 2011 and 2010, the Company paid approximately $0.6 million and $2.4 million of the outstanding restructuring liabilities, respectively.

Note 15 —	Segment Information

The Company’s reporting segments, comprised of the government systems, commercial networks and satellite services segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s government systems segment develops and produces network-centric, IP-based secure government communications systems, products and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the commercial networks and satellite services segments. The Company’s commercial networks segment develops and produces a variety of advanced end-to-end satellite communication systems and ground networking equipment and products. The Company’s satellite services segment complements both the government systems and commercial networks segments by providing wholesale and retail satellite-based broadband internet services in the United States via the Company’s satellite and capacity agreements, as well as managed network services for the satellite communication systems of the Company’s consumer, enterprise and mobile broadband customers. The Company’s satellite services segment includes the Company’s acquired WildBlue business and the Company’s ViaSat-1 satellite-related activities. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

As discussed further in Note 1, included in the government systems segment operating profit for fiscal year 2011 is an $8.5 million forward loss recorded during the first quarter of fiscal year 2011 on a government satellite communications program. As discussed in Note 1, also included in the government systems segment operating profit for fiscal year 2011 is an additional $5.0 million in contract related reserves for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts, which resulted in a decrease to revenues and earnings. The Company’s satellite services segment operating profit for fiscal year 2011 reflects a $5.2 million

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefit to cost of service revenues related to a WildBlue satellite capacity contract liability acquired and release of future payment liabilities related thereto.

	Fiscal Years Ended
	April 1,	April 2,	April 3,
	2011	2010	2009
	(In thousands)

Revenues
Government Systems	$384,111	$385,151	$388,656
Commercial Networks	183,143	227,120	230,828
Satellite Services	234,952	75,809	8,695
Elimination of intersegment revenues	—	—	—

Total revenues	$802,206	$688,080	$628,179

Operating profits (losses)
Government Systems	$29,872	$55,720	$57,019
Commercial Networks	(9,482)	6,091	63
Satellite Services	38,228	(9,305)	(3,978)
Elimination of intersegment operating profits	—	—	—

Segment operating profit before corporate and amortization	58,618	52,506	53,104
Corporate	44	(2)	5
Amortization of acquired intangible assets	(19,409)	(9,494)	(8,822)

Income from operations	$39,253	$43,010	$44,287

Amortization of acquired intangible assets by segment for the fiscal years ended April 1, 2011, April 2, 2010 and April 3, 2009 was as follows:

	April 1,	April 2,	April 3,
	2011	2010	2009
	(In thousands)

Government Systems	$2,457	$1,086	$1,088
Commercial Networks	4,001	4,629	7,734
Satellite Services	12,951	3,779	—

Total amortization of acquired intangible assets	$19,409	$9,494	$8,822

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. Segment assets as of April 1, 2011 and April 2, 2010 were as follows:

	April 1,	April 2,
	2011	2010
	(In thousands)

Segment assets
Government Systems	$228,194	$168,703
Commercial Networks	133,158	146,990
Satellite Services	93,857	107,919

Total segment assets	455,209	423,612
Corporate assets	950,539	869,940

Total assets	$1,405,748	$1,293,552

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net acquired intangible assets and goodwill included in segment assets as of April 1, 2011 and April 2, 2010 were as follows:

	Net Acquired Intangible Assets		Goodwill
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
	(In thousands)

Government Systems	$11,157	$1,708	$30,023	$22,161
Commercial Networks	5,391	9,389	43,700	43,461
Satellite Services	65,341	78,292	9,809	9,402

Total	$81,889	$89,389	$83,532	$75,024

Revenue information by geographic area for the fiscal years ended April 1, 2011, April 2, 2010 and April 3, 2009 was as follows:

	Fiscal Years Ended
	April 1,	April 2,	April 3,
	2011	2010	2009
	(In thousands)

United States	$667,060	$554,522	$528,342
Europe, Middle East and Africa	95,356	90,838	49,024
Asia, Pacific	24,203	25,293	30,716
North America other than United States	8,321	9,026	14,840
Latin America	7,266	8,401	5,257

Total	$802,206	$688,080	$628,179

The Company distinguishes revenues from external customers by geographic area based on customer location.

The net book value of long-lived assets located outside the United States was $7.9 million and $4.4 million at April 1, 2011 and April 2, 2010, respectively.

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

In January 2008, the Company entered into a satellite construction contract with SS/L under which the Company purchased a new high-capacity Ka-band spot-beam satellite (ViaSat-1) designed by the Company and currently under construction by SS/L for approximately $209.1 million, subject to purchase price adjustments based on satellite performance. In addition, the Company entered into a beam sharing agreement with Loral, whereby Loral is responsible for contributing 15% of the total costs (estimated at approximately $57.6 million) associated with the ViaSat-1 satellite project. The Company’s purchase of the ViaSat-1 satellite from SS/L was approved by the disinterested members of the Company’s Board of Directors, after a determination by the disinterested members of the Company’s Board that the terms and conditions of the purchase were fair to and in the best interests of the Company and its stockholders. On March 1, 2011, Loral entered into agreements with Telesat Canada pursuant to which Loral assigned to Telesat Canada and Telesat Canada assumed from Loral all of Loral’s rights and obligations with respect to the Canadian beams on ViaSat-1.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fiscal years ended April 1, 2011, April 2, 2010 and April 3, 2009, under the satellite construction contract, the Company paid $25.0 million, $62.9 million and $92.7 million, respectively, to SS/L and had no payable to SS/L as of April 1, 2011 and $3.8 million payable to SS/L as of April 2, 2010. During the fiscal years ended April 1, 2011, April 2, 2010 and April 3, 2009, the Company also received $8.2 million, $2.6 million and $0.9 million, respectively, from SS/L under the beam sharing agreement with Loral. Accounts receivable due from SS/L under the beam sharing agreement with Loral were less than $0.1 million and $3.8 million as of April 1, 2011 and April 2, 2010, respectively.

From time to time the Company enters into various contracts in the ordinary course of business with SS/L and Telesat Canada. Under a contract with SS/L, the Company recognized $3.3 million in revenue during fiscal year 2011 and received $3.9 million of cash during fiscal year 2011. During fiscal years 2010 and 2009, the Company recognized no revenue and had no cash receipts related to a contract with SS/L. Accounts receivable due under a contract with SS/L was $0.8 million as of April 1, 2011 and there was no accounts receivable outstanding as of April 2, 2010. Collections in excess of revenues and deferred revenues related to a contract with SS/L were $1.4 million and $0.8 million as of April 1, 2011 and April 2, 2010, respectively. The Company recognized an immaterial amount of revenue related to Telesat Canada for the fiscal years ended April 1, 2011 and April 2, 2010, and approximately $2.0 million for the fiscal year ended April 3, 2009. The Company received $1.2 million, $1.9 million and $2.5 million, respectively, from Telesat Canada during the fiscal years ended April 1, 2011, April 2, 2010 and April 3, 2009. Accounts receivable due from Telesat Canada as of April 1, 2011 and April 2, 2010 were an immaterial amount and $0.9 million, respectively. The Company also recognized $2.2 million and $2.1 million of expense related to Telesat Canada for the fiscal years ended April 1, 2011 and April 2, 2010, respectively, and no material amounts for the fiscal year ended April 3, 2009. During the fiscal years ended April 1, 2011 and April 2, 2010, the Company paid $7.2 million and $2.1 million, respectively, to Telesat Canada. There were no material amounts paid to Telesat Canada during the fiscal year ended April 3, 2009. All other amounts related to SS/L and Telesat Canada, excluding activities under the ViaSat-1 related satellite contracts, were not material.

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

The following supplemental financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of operations and statements of cash flows for the Company (as “Issuing Parent Company”), the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Company and subsidiaries as of April 1, 2011 and April 2, 2010 and for the fiscal years ended April 1, 2011, April 2, 2010 and April 3, 2009.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Balance Sheet as of April 1, 2011

	Issuing		Non-	Consolidation and
	Parent	Guarantor	Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$24,347	$7,600	$8,543	$—	$40,490
Accounts receivable, net	171,183	10,644	10,062	—	191,889
Inventories	88,542	7,484	2,932	(403)	98,555
Deferred income taxes	16,428	1,723	162	492	18,805
Prepaid expenses and other current assets	15,236	4,745	1,160	—	21,141

Total current assets	315,736	32,196	22,859	89	370,880
Satellites, net	276,418	256,582	—	—	533,000
Property and equipment, net	122,945	103,410	7,785	(1,001)	233,139
Other acquired intangible assets, net	6,201	65,341	10,347	—	81,889
Goodwill	63,939	9,686	9,907	—	83,532
Investments in subsidiaries and intercompany receivables	490,288	2,246	404	(492,938)	—
Other assets	89,834	12,922	552	—	103,308

Total assets	$1,365,361	$482,383	$51,854	$(493,850)	$1,405,748

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$62,465	$8,164	$1,083	$—	$71,712
Accrued liabilities	100,749	25,691	4,143	—	130,583
Current portion of other long-term debt	116	1,012	—	—	1,128

Total current liabilities	163,330	34,867	5,226	—	203,423
Senior Notes due 2016, net	272,296	—	—	—	272,296
Other long-term debt	60,203	1,743	—	—	61,946
Intercompany payables	14,606	—	11,945	(26,551)	—
Other liabilities	16,464	4,321	3,057	—	23,842

Total liabilities	526,899	40,931	20,228	(26,551)	561,507

Equity:
ViaSat, Inc. stockholders’ equity
Total ViaSat, Inc. stockholders’ equity	838,462	441,452	31,626	(471,415)	840,125

Noncontrolling interest in subsidiary	—	—	—	4,116	4,116

Total equity	838,462	441,452	31,626	(467,299)	844,241

Total liabilities and equity	$1,365,361	$482,383	$51,854	$(493,850)	$1,405,748

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Balance Sheet as of April 2, 2010

				Consolidation
	Issuing		Non-	and
	Parent	Guarantor	Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$66,258	$16,216	$7,157	$—	$89,631
Accounts receivable, net	160,807	11,983	3,561	—	176,351
Inventories	75,222	6,313	1,427	—	82,962
Deferred income taxes	16,480	866	—	—	17,346
Prepaid expenses and other current assets	25,457	2,504	896	—	28,857

Total current assets	344,224	37,882	13,041	—	395,147
Satellites, net	209,431	286,258	—	—	495,689
Property and equipment, net	66,928	82,679	7,141	(944)	155,804
Other acquired intangible assets, net	10,872	78,292	225	—	89,389
Goodwill	63,940	9,279	1,805	—	75,024
Investments in subsidiaries and intercompany receivables	596,313	2,324	7,654	(606,291)	—
Other assets	60,812	21,070	617	—	82,499

Total assets	$1,352,520	$517,784	$30,483	$(607,235)	$1,293,552

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$71,765	$5,920	$670	$—	$78,355
Accrued liabilities	85,960	14,602	1,689	—	102,251

Total current liabilities	157,725	20,522	2,359	—	180,606
Senior Notes due 2016, net	271,801	—	—	—	271,801
Other long-term debt	60,000	—	—	—	60,000
Intercompany payables	93,468	—	14,505	(107,973)	—
Other liabilities	16,356	7,990	49	—	24,395

Total liabilities	599,350	28,512	16,913	(107,973)	536,802

Equity:
ViaSat, Inc. stockholders’ equity
Total ViaSat, Inc. stockholders’ equity	753,170	489,272	13,570	(503,007)	753,005

Noncontrolling interest in subsidiary	—	—	—	3,745	3,745

Total equity	753,170	489,272	13,570	(499,262)	756,750

Total liabilities and equity	$1,352,520	$517,784	$30,483	$(607,235)	$1,293,552

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statement of Operations for the Fiscal Year Ended April 1, 2011

	Issuing		Non-	Consolidation and
	Parent	Guarantor	Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)

Revenues:
Product revenues	$505,634	$5,546	$16,583	$(3,825)	$523,938
Service revenues	53,701	215,267	10,994	(1,694)	278,268

Total revenues	559,335	220,813	27,577	(5,519)	802,206
Operating expenses:
Cost of product revenues	375,635	8,228	9,426	(3,344)	389,945
Cost of service revenues	34,339	121,024	6,926	(1,666)	160,623
Selling, general and administrative	104,235	50,946	9,123	(39)	164,265
Independent research and development	27,807	—	924	(20)	28,711
Amortization of acquired intangible assets	4,672	12,954	1,783	—	19,409

Income (loss) from operations	12,647	27,661	(605)	(450)	39,253
Other income (expense):
Interest income	687	—	9	(373)	323
Interest expense	(3,103)	(49)	(375)	373	(3,154)

Income (loss) before income taxes	10,231	27,612	(971)	(450)	36,422
Provision (benefit from) for income taxes	(10,188)	10,325	353	(492)	(2)
Equity in net income (loss) of consolidated subsidiaries	15,654	—	—	(15,654)	—

Net income (loss)	36,073	17,287	(1,324)	(15,612)	36,424
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	309	309

Net income (loss) attributable to ViaSat, Inc.	$36,073	$17,287	$(1,324)	$(15,921)	$36,115

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statement of Operations for the Fiscal Year Ended April 2, 2010

	Issuing		Non-	Consolidation and
	Parent	Guarantor	Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)

Revenues:
Product revenues	$581,911	$907	$4,065	$(2,809)	$584,074
Service revenues	34,986	62,499	7,010	(489)	104,006

Total revenues	616,897	63,406	11,075	(3,298)	688,080
Operating expenses:
Cost of product revenues	405,624	960	3,851	(1,909)	408,526
Cost of service revenues	23,070	36,937	7,316	(493)	66,830
Selling, general and administrative	109,931	20,957	2,013	(6)	132,895
Independent research and development	26,961	2	362	—	27,325
Amortization of acquired intangible assets	5,178	3,778	538	—	9,494

Income (loss) from operations	46,133	772	(3,005)	(890)	43,010
Other income (expense):
Interest income	658	3	12	(52)	621
Interest expense	(7,354)	—	(52)	52	(7,354)

Income (loss) before income taxes	39,437	775	(3,045)	(890)	36,277
Provision (benefit from) for income taxes	5,113	308	17	—	5,438
Equity in net income (loss) of consolidated subsidiaries	(2,300)	—	—	2,300	—

Net income (loss)	32,024	467	(3,062)	1,410	30,839
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	(297)	(297)

Net income (loss) attributable to ViaSat, Inc.	$32,024	$467	$(3,062)	$1,707	$31,136

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statement of Operations for the Fiscal Year Ended April 3, 2009

	Issuing		Non-	Consolidation and
	Parent	Guarantor	Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)

Revenues:
Product revenues	$590,403	$—	$6,128	$(1,189)	$595,342
Service revenues	27,042	—	6,364	(569)	32,837

Total revenues	617,445	—	12,492	(1,758)	628,179
Operating expenses:
Cost of product revenues	420,653	—	5,105	(1,138)	424,620
Cost of service revenues	18,097	—	4,577	(470)	22,204
Selling, general and administrative	96,707	—	1,917	—	98,624
Independent research and development	29,311	—	390	(79)	29,622
Amortization of acquired intangible assets	8,403	—	419	—	8,822

Income (loss) from operations	44,274	—	84	(71)	44,287
Other income (expense):
Interest income	1,325	—	138	—	1,463
Interest expense	(507)	—	(2)	—	(509)

Income (loss) before income taxes	45,092	—	220	(71)	45,241
Provision (benefit from) for income taxes	6,791	—	3	—	6,794
Equity in net income (loss) of consolidated subsidiaries	100	—	—	(100)	—

Net income (loss)	38,401	—	217	(171)	38,447
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	116	116

Net income (loss) attributable to ViaSat, Inc.	$38,401	$—	$217	$(287)	$38,331

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statement of Cash Flows for the Fiscal Year Ended April 1, 2011

				Consolidation
	Issuing		Non-	and
	Parent	Guarantor	Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
			(In thousands)

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$57,877	$112,029	$(19)	$(270)	$169,617

Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(152,416)	(54,126)	(2,013)	270	(208,285)
Cash paid for patents, licenses and other assets	(15,942)	—	(44)	—	(15,986)
Payments related to acquisition of businesses, net of cash acquired	(14,203)	—	747	—	(13,456)
Investment in subsidiaries	(726)	100	1,731	(1,105)	—

Net cash (used in) provided by investing activities	(183,287)	(54,026)	421	(835)	(237,727)
Cash flows from financing activities:
Proceeds from line of credit borrowings	40,000	—	—	—	40,000
Payments on line of credit	(40,000)	—	—	—	(40,000)
Payment of debt issuance costs	(2,775)	—	—	—	(2,775)
Proceeds from issuance of common stock under equity plans	26,398	—	—	—	26,398
Purchase of common stock in treasury	(5,880)	—	—	—	(5,880)
Incremental tax benefits from stock-based compensation	867	—	—	—	867
Intercompany long-term financing	64,889	(66,619)	625	1,105	—

Net cash provided by (used in) financing activities	83,499	(66,619)	625	1,105	18,610
Effect of exchange rate changes on cash	—	—	359	—	359

Net (decrease) increase in cash and cash equivalents	(41,911)	(8,616)	1,386	—	(49,141)
Cash and cash equivalents at beginning of fiscal year	66,258	16,216	7,157	—	89,631

Cash and cash equivalents at end of fiscal year	$24,347	$7,600	$8,543	$—	$40,490

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statement of Cash Flows for the Fiscal Year Ended April 2, 2010

				Consolidation
	Issuing		Non-	and
	Parent	Guarantor	Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$74,032	$40,671	$(1,238)	$(919)	$112,546

Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(121,497)	(10,075)	(3,890)	919	(134,543)
Cash paid for patents, licenses and other assets	(13,709)	—	(87)	—	(13,796)
Payments related to acquisition of businesses, net of cash acquired	(442,700)	64,336	377	—	(377,987)
Change in restricted cash, net	(31)	7,329	—	—	7,298
Investment in subsidiariess	(5,114)	—	691	4,423	—

Net cash (used in) provided by investing activities	(583,051)	61,590	(2,909)	5,342	(519,028)
Cash flows from financing activities:
Proceeds from line of credit borrowings	263,000	—	—	—	263,000
Payments on line of credit	(203,000)	—	—	—	(203,000)
Proceeds from issuance of long-term debt, net of discount	271,582	—	—	—	271,582
Payment of debt issuance costs	(12,781)	—	—	—	(12,781)
Proceeds from issuance of common stock under equity plans	23,085	—	—	—	23,085
Proceeds from common stock issued under public offering, net of issuance costs	100,533	—	—	—	100,533
Purchase of common stock in treasury	(10,326)	—	—	—	(10,326)
Intercompany long-term financing	85,354	(86,045)	5,114	(4,423)	—

Net cash provided by (used in) financing activities	517,447	(86,045)	5,114	(4,423)	432,093
Effect of exchange rate changes on cash	—	—	529	—	529

Net increase in cash and cash equivalents	8,428	16,216	1,496	—	26,140
Cash and cash equivalents at beginning of fiscal year	57,830	—	5,661	—	63,491

Cash and cash equivalents at end of fiscal year	$66,258	$16,216	$7,157	$—	$89,631

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statement of Cash Flows for the Fiscal Year Ended April 3, 2009

	Issuing		Non-	Consolidation and
	Parent	Guarantor	Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$64,376	$—	$(2,363)	$(71)	$61,942

Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(115,976)	—	(1,289)	71	(117,194)
Cash paid for patents, licenses and other assets	(7,921)	—	(107)	—	(8,028)
Payments related to acquisition of businesses, net of cash acquired	(925)	—	—	—	(925)
Investment in subsidiaries	(3,267)	—	(768)	4,035	—

Net cash used in investing activities	(128,089)	—	(2,164)	4,106	(126,147)
Cash flows from financing activities:
Proceeds from line of credit borrowings	10,000	—	—	—	10,000
Payments on line of credit	(10,000)	—	—	—	(10,000)
Proceeds from issuance of common stock under equity plans	6,742	—	—	—	6,742
Purchase of common stock in treasury	(667)	—	—	—	(667)
Incremental tax benefits from stock-based compensation	346	—	—	—	346
Payment on secured borrowing	(4,720)	—	—	—	(4,720)
Proceeds from sale of stock of majority-owned subsidiary	—	—	3,371	(1,871)	1,500
Intercompany long-term financing	767	—	1,397	(2,164)	—

Net cash provided by financing activities	2,468	—	4,768	(4,035)	3,201
Effect of exchange rate changes on cash	—	—	(681)	—	(681)

Net decrease in cash and cash equivalents	(61,245)	—	(440)	—	(61,685)
Cash and cash equivalents at beginning of fiscal year	119,075	—	6,101	—	125,176

Cash and cash equivalents at end of fiscal year	$57,830	$—	$5,661	$—	$63,491

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Three Fiscal Years Ended April 1, 2011

Allowance for
Date	Doubtful Accounts
(In thousands)

Balance, March 28, 2008	$310
Charged (credited) to costs and expenses	377
Deductions	(325)

Balance, April 3, 2009	$362
Charged (credited) to costs and expenses	416
Deductions	(239)

Balance, April 2, 2010	$539
Charged (credited) to costs and expenses	813
Deductions	(859)

Balance, April 1, 2011	$493

Deferred Tax
Asset Valuation
Date	Allowance
(In thousands)

Balance, March 28, 2008	$969
Charged (credited) to costs and expenses	1,093
Deductions	—

Balance, April 3, 2009	$2,062
Charged (credited) to costs and expenses	1,306
Charged (credited) to goodwill*	9,706
Deductions	—

Balance, April 2, 2010	$13,074
Charged (credited) to costs and expenses	1,445
Charged (credited) to goodwill*	(1,848)
Deductions	—

Balance, April 1, 2011	$12,671

*	Related to the acquisition of WildBlue

II-1