Form 10-K/A
period 2011-04-01
VIASAT INC
filed 2011-07-29
CIK 797721

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
     The number of shares outstanding of the registrant’s common stock, $.0001 par value, as of July 20, 2011 was 42,110,014.

DOCUMENTS INCORPORATED BY REFERENCE
None.
Explanatory Note
          This Amendment No. 1 to the Annual Report on Form 10-K of ViaSat, Inc. (ViaSat or the Company) for the fiscal year ended April 1, 2011, filed with the Securities and Exchange Commission (the SEC) on May 27, 2011 (the 2011 Form 10-K) is filed to amend the following items in their entirety:
•	Item 10 (Directors, Executive Officers and Corporate Governance),

•	Item 11 (Executive Compensation),

•	Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters),

•	Item 13 (Certain Relationships and Related Transactions, and Director Independence),

•	Item 14 (Principal Accounting Fees and Services), and

•	Item 15 (Exhibits, Financial Statement Schedules).
          This Amendment No. 1 does not reflect events occurring after May 27, 2011, the original filing date of the 2011 Form 10-K. Other than the items listed above, there are no other changes to the 2011 Form 10-K. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in ViaSat’s reports filed with the SEC for periods subsequent to the date of the original filing of the 2011 Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Corporate Governance Principles
          We are dedicated to maintaining the highest standards of business integrity. It is our belief that adherence to sound principles of corporate governance, through a system of checks, balances and personal accountability is vital to protecting ViaSat’s reputation, assets, investor confidence and customer loyalty. Above all, the foundation of ViaSat’s integrity is our commitment to sound corporate governance. Our corporate governance guidelines and Guide to Business Conduct can be found on the Investor Relations section of our website at investors.viasat.com.
Board Structure and Committee Composition
          As of the date of this report, our Board of Directors has seven directors and the following five standing committees: (1) Audit Committee, (2) Compensation and Human Resources Committee, (3) Nomination and Evaluation Committee, (4) Corporate Governance Committee, and (5) Banking/Finance Committee. The membership during the last year and the function of each of the committees are described below. Each of the committees operates under a written charter which can be found on the Investor Relations section of our website at investors.viasat.com. During our fiscal year ended April 1, 2011, the Board held 11 meetings, including telephonic meetings. During this period, all of the directors attended or participated in at least 75% of the aggregate of the total number of meetings of the Board and the total number of meetings held by all committees of the Board on which each such director served. Although we do not have a formal policy regarding attendance by members of our Board at our annual meeting of stockholders, we encourage the attendance of our directors and director nominees at our annual meeting, and historically more than a majority have done so. Five of our directors attended last year’s annual meeting of stockholders.

		Compensation and		Corporate
		Human Resources	Nomination and	Governance	Banking/Finance
Director	Audit Committee	Committee	Evaluation Committee	Committee	Committee

Mark Dankberg					Member
Robert Johnson	Member		Chair	Member
B. Allen Lay	Member				Member
Jeffrey Nash	Member	Chair
John Stenbit		Member	Member
Michael Targoff				Chair	Chair
Harvey White	Chair	Member

Number of Meetings in Fiscal 2011	5	8	2	1	1

          Audit Committee. The Audit Committee reviews the professional services provided by our independent registered public accounting firm, the independence of such independent registered public accounting firm from our management, and our annual and quarterly financial statements. The Audit Committee also reviews such other matters with respect to our accounting, auditing and financial reporting practices and procedures as it may find appropriate or may be brought to its attention. The Board of Directors has determined that each of the four members of our Audit Committee is an “audit committee financial expert” as defined by the rules of the SEC. The responsibilities and activities of the Audit Committee are described in greater detail in the Audit Committee Report.
          Compensation and Human Resources Committee. The Compensation and Human Resources Committee is responsible for establishing and monitoring policies governing the compensation of executive officers. In carrying out these responsibilities, the Compensation and Human Resources Committee is responsible for advising and consulting with the officers regarding managerial personnel and development, and for reviewing and, as appropriate, recommending to the Board of Directors, policies, practices and procedures relating to the compensation of directors, officers and other managerial employees. The objectives of the Compensation and Human Resources Committee are to encourage high performance, promote accountability and assure that employee interests are aligned with the interests of our stockholders. For additional information concerning the Compensation and Human Resources Committee, see the Compensation Discussion and Analysis section of this report.

          Nomination and Evaluation Committee. The Nomination and Evaluation Committee reviews and recommends nominees for election as directors and committee members, conducts the evaluation of our Chief Executive Officer, and advises the Board with respect to Board and committee composition.
          Corporate Governance Committee. The Corporate Governance Committee is responsible for the development and recommendation to the Board of a set of corporate governance guidelines and principles, and provides oversight of the process for the self-assessment by the Board and each of its committees.
          Banking/Finance Committee. The Banking/Finance Committee oversees certain aspects of corporate finance for the company, and reviews and makes recommendations to the Board about the company’s financial affairs and policies, including short and long-term financing plans, objectives and principles, borrowings or the issuance of debt and equity securities.
Director Nomination Process
          The Nomination and Evaluation Committee is responsible for reviewing and assessing the appropriate skills and characteristics required of Board members in the context of the current size and membership of the Board. This assessment includes a consideration of personal and professional integrity, experience in corporate management, experience in our industry, experience as a board member of other publicly-held companies, diversity of expertise and experience, practical and mature business judgment, and with respect to current directors, performance on the ViaSat Board. These factors, and any other qualifications considered useful by the Nomination and Evaluation Committee, are reviewed in the context of an assessment of the perceived needs of the Board at a particular point in time. As a result, the priorities and emphasis of the Nomination and Evaluation Committee with regard to these factors may change from time to time to take into account changes in our business and other trends, as well as the portfolio of skills and experience of current and prospective Board members.
          In recommending candidates for election to the Board of Directors, the Nomination and Evaluation Committee considers nominees recommended by directors, management and stockholders using the same criteria to evaluate all candidates. The Nomination and Evaluation Committee reviews each candidate’s qualifications, including whether a candidate possesses any of the specific qualities and skills desirable in certain members of the Board. Evaluations of candidates generally involve a review of background materials, internal discussions and interviews with selected candidates as appropriate. Upon selection of a qualified candidate, the Nomination and Evaluation Committee would recommend the candidate for consideration by the full Board of Directors. The Nomination and Evaluation Committee may engage consultants or third party search firms to assist in identifying and evaluating potential nominees.
          The Nomination and Evaluation Committee will consider candidates recommended by any stockholder who has held our common stock for at least one year and who holds a minimum of 1% of our outstanding shares. When submitting candidates for nomination, stockholders must follow the notice procedures and provide the information specified in the section titled Other Matters. In addition, the recommendation must include the following: (1) the name and address of the stockholder and the beneficial owner (if any) on whose behalf the nomination is proposed, (2) a detailed resumé of the nominee, and the signed consent of the nominee to serve if elected, (3) the stockholder’s reason for making the nomination, including an explanation of why the stockholder believes the nominee is qualified for service on our Board, (4) proof of the number of shares of our common stock owned by the record owner and the beneficial owner (if any) on whose behalf the record owner is proposing the nominee, (5) a description of any arrangements or understandings between the stockholder, the nominee and any other person regarding the nomination, (6) a description of any material interest of the stockholder and the beneficial owner (if any) on whose behalf the nomination is proposed, and (7) information regarding the nominee that would be required to be included in our proxy statement by the rules of the SEC, including the nominee’s age, business experience, directorships, and involvement in legal proceedings during the past ten years.
Directors
          The following table sets forth the age of each director, the positions currently held by each director within ViaSat, the year in which each director’s current term will expire, and the class of each director.

Name	Age	Position with ViaSat	Term Expires	Class
Mark Dankberg	56	Chairman and Chief Executive Officer	2011	III
Robert Johnson	61	Director	2012	I
B. Allen Lay	76	Director	2013	II
Jeffrey Nash	63	Director	2013	II
John Stenbit	71	Director	2012	I
Michael Targoff	67	Director	2011	III
Harvey White	77	Director	2011	III

          The business experience and qualifications of each of our directors is summarized below.
          Mark Dankberg is a founder of ViaSat and has served as Chairman of the Board and Chief Executive Officer of ViaSat since its inception in May 1986. Mr. Dankberg provides our Board with significant operational, business and technological expertise in the satellite and communications industry, and intimate knowledge of the issues facing our management, having been a member of ViaSat’s founding group in May 1986. Mr. Dankberg also has significant expertise and perspective as a member of the boards of directors of companies in various industries, including communications. Mr. Dankberg serves as a director of TrellisWare Technologies, Inc., a majority-owned subsidiary of ViaSat that develops advanced signal processing technologies for communication applications, and was previously a director of REMEC, Inc., a former manufacturer of microwave products for defense, commercial communications and related applications. In addition, Mr. Dankberg serves on the board of Minnetronix, Inc., a privately-held medical device and design company. Prior to founding ViaSat, he was Assistant Vice President of M/A-COM Linkabit, a manufacturer of satellite telecommunications equipment, from 1979 to 1986, and Communications Engineer for Rockwell International Corporation from 1977 to 1979. Mr. Dankberg holds B.S.E.E. and M.E.E. degrees from Rice University.
          Robert Johnson has been a director of ViaSat since 1986. Dr. Johnson brings significant business and corporate finance expertise to our Board through his role as an investor in companies in diverse and various industries, including network and storage security. Dr. Johnson has worked in the venture capital industry since 1980, and has acted as an independent investor and served on the board of directors of a number of entrepreneurial companies since 1983. Dr. Johnson formerly served as a director of hi/fn, inc. Dr. Johnson holds B.S. and M.S. degrees in Electrical Engineering from Stanford University and M.B.A. and D.B.A. degrees from the Harvard Business School.
          B. Allen Lay has been a director of ViaSat since 1996. Mr. Lay brings significant business and financial expertise to our Board due to his background as an investor in companies in various fields. From 1983 to 2001, he was a General Partner of Southern California Ventures, a venture capital company. From 2001 to the present he has acted as a consultant to the venture capital industry. Mr. Lay also has significant expertise and perspective as a member of the boards of directors of companies in various industries, including software and hardware. Mr. Lay is currently a director of NPI, LLC, a privately-held developer and supplier of proprietary and patentable ingredients for dietary supplements, and Carley Lamps, LLC, a privately-held manufacturer of specialty light bulbs. In addition, Mr. Lay formerly served on the board of directors of CADO Systems Inc., Meridian Data Inc. and Westbrae Natural, Inc.
          Dr. Jeffrey Nash has been a director of ViaSat since 1987. Dr. Nash provides our Board with significant operational and financial expertise due to his background as an executive of, investor in, and consultant to technology companies in various fields, including communications, aerospace and defense. From 2003 to 2009, Dr. Nash was President and Chairman of Inclined Plane Inc., a privately-held consulting and intellectual property development company serving the defense, communications and media industries. Dr. Nash also brings significant expertise and perspective through his service as a member of the boards of directors of private and public companies in various industries, including defense. Dr. Nash previously served as a director of REMEC, Inc., a former manufacturer of microwave products for defense, commercial communications and related applications, and Pepperball Technologies, Inc., a manufacturer of non-lethal personal defense equipment for law enforcement, security and personal defense applications.
          John Stenbit has been a director of ViaSat since August 2004, and is a consultant for various government and commercial clients. Mr. Stenbit provides our Board with significant technological, defense and national security expertise as a result of his distinguished career of government service focused on the communications, aerospace and satellite fields. From 2001 to his retirement in March 2004, Mr. Stenbit served as the Assistant Secretary of Defense for Command, Control, Communications, and Intelligence (C3I) and later as Assistant Secretary of Defense of Networks and Information Integration / Department of Defense Chief Information Officer, the C3I successor organization. From 1977 to 2001, Mr. Stenbit worked for TRW, retiring as Executive Vice President. Mr. Stenbit was a Fulbright Fellow and Aerospace Corporation Fellow at the Technische Hogeschool, Einhoven, Netherlands. Mr. Stenbit has chaired the Science Advisory Panel to the Director for the Administrator of the Federal Aviation Administration. He also has significant expertise and perspective as a member of the boards of directors of private and public companies in various industries. Mr. Stenbit currently serves on the board of directors of Loral Space & Communications Inc. (Nasdaq: LORL) and Defense Group Inc., a private corporation. He also serves on the board of trustees of The Mitre Corp., a not-for-profit corporation, and as a member of the Advisory Boards of the National Security Agency, the Missile Defense Agency, the Defense Intelligence Agency and the Science Advisory Group of the U.S. Strategic Command. Mr. Stenbit previously served as a director of Cogent, Inc., SM&A Corporation and SI International, Inc.

          Michael Targoff has been a director of ViaSat since February 2003. Mr. Targoff has broad-based business knowledge and substantial expertise in corporate finance as an investor in and executive of satellite companies. Mr. Targoff has been Chief Executive Officer of Loral Space & Communications Inc. (Loral) (Nasdaq: LORL) since March 2006, President since January 2008 and Vice Chairman since November 2005. Mr. Targoff originally joined Loral Space & Communications Limited in 1981 and served as Senior Vice President and General Counsel until January 1996, when he was elected President and Chief Operating Officer of the newly formed Loral. From 1998 to 2006, he was founder and principal of Michael B. Targoff & Co., a private investment company focused on telecommunications and related industry early stage companies. Mr. Targoff also has significant expertise and perspective as a member of the boards of directors of private and public companies in various industries, including satellite and telecommunications. Mr. Targoff is a director of Telesat Holdings Inc. and Leap Wireless International, Inc. (Nasdaq: LEAP). Leap Wireless filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in April 2003, and completed its financial restructuring and emerged from bankruptcy in August 2004. In addition, Mr. Targoff previously served as chairman of the board of CPI International, Inc. and as a director of Infocrossing, Inc. Prior to joining Loral Space & Communications Limited in 1981, Mr. Targoff was a partner in the law firm of Willkie Farr & Gallagher. Mr. Targoff holds a B.A. degree from Brown University and a J.D. degree from the Columbia University School of Law, where he was a Hamilton Fisk Scholar and editor of the Columbia Journal of Law and Social Problems.
          Harvey White has been a director of ViaSat since May 2005. Mr. White provides our Board with significant operational, management and leadership expertise as an executive of large complex organizations in various industries, including wireless communications. Since June 2004, Mr. White has served as Chairman of (SHW)2 Enterprises, a business development and consulting firm. From September 1998 through June 2004, Mr. White served as Chairman and Chief Executive Officer of Leap Wireless International, Inc. (Nasdaq: LEAP). Leap Wireless filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in April 2003, and completed its financial restructuring and emerged from bankruptcy in August 2004. Prior to Leap Wireless, Mr. White was a co-founder of QUALCOMM Incorporated (Nasdaq: QCOM) where he held various positions including director, President and Chief Operating Officer. Mr. White also has significant expertise and perspective as a member of the boards of directors of private and public companies in various industries. Mr. White serves on the board of directors of the San Diego Padres, and previously served as a director of Applied Micro Circuits Corporation (Nasdaq: AMCC) and Motive, Inc. Mr. White attended West Virginia Wesleyan College and Marshall University where he received a B.A. degree in Economics.
Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of ViaSat common stock to file reports of ownership and changes in ownership with the SEC. These persons are required to furnish us with copies of all forms that they file. Based solely on our review of copies of these forms in our possession, or in reliance upon written representations from our directors and executive officers, we believe that all of our directors, executive officers and 10% stockholders complied with the Section 16(a) filing requirements during the fiscal year ended April 1, 2011, with the exceptions noted herein. A late report was filed on behalf of Mr. Moore with respect to the acquisition of ViaSat common stock issued upon the exercise of a stock option, and the sale of ViaSat common stock on the same date. A late report was also filed on behalf of Mr. Wangerin to report the acquisition of ViaSat common stock issued upon the vesting of restricted stock units, and the withholding of ViaSat common stock to satisfy the tax withholding obligation incident to the vesting of such restricted stock units. A late report was also filed on behalf of Mr. White with respect to the acquisition of ViaSat common stock issued upon the exercise of a stock option.
Executive Officers
          Information relating to our executive officers is included under the caption “Executive Officers” in Part I of the 2011 Form 10-K, pursuant to General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
          The following Compensation Discussion and Analysis provides information regarding the compensation program in place for our executive officers, including the Named Executive Officers identified in the Summary Compensation Table, during our 2011 fiscal year. In particular, this Compensation Discussion and Analysis provides information related to each of the following aspects of our executive compensation program:
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
          Our executive compensation program incorporates these components because our Compensation and Human Resources Committee considers a blend of these components to be necessary and effective in order to provide a competitive total compensation package to our executive officers while meeting the principal objectives of our executive compensation program. In addition, the Compensation and Human Resources Committee believes that our use of base salary, annual cash bonuses and long-term equity awards as the primary components of our executive compensation program is consistent with the executive compensation programs employed by technology companies of similar size and stage of growth.
          Our overall compensation objectives are premised on the following three fundamental principles, each of which is discussed below: (1) a significant portion of executive compensation should be performance-based, linking the achievement of company financial objectives and individual objectives; (2) the financial interests of our executive management and our stockholders should be aligned; and (3) the executive compensation program should be structured so that we can compete in the marketplace in hiring and retaining top level executives in our industry with compensation that is competitive and fair. Because this compensation program is designed to reward prudent business judgment and promote disciplined progress towards longer-term company goals, we believe that our balanced compensation policies and practices do not encourage unnecessary and excessive risk-taking by employees that could reasonably be expected to have a material adverse effect on us.
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
          Alignment with Stockholder Interests. We believe that executive compensation and stockholder interests should be linked, and our compensation program is designed so that the financial interests of our executive officers are aligned with the interests of our stockholders. We accomplish this objective in a couple of ways. First, as noted above, payments of annual cash bonuses are based on, among other things, pre-determined corporate financial performance metrics and operational targets that, if achieved, we believe enhance the value of our common stock.
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

          Structure Allows Competitive and Fair Compensation Packages. We provide innovative satellite and other wireless communications and networking products, systems and services for commercial, military and civil government customers. We believe that our industry is highly specialized and competitive. Stockholders are best served when we can attract and retain talented executives with compensation packages that are competitive and fair. Therefore, we strive to create a compensation package for executive officers that delivers compensation that is comparable to the total compensation delivered by the companies with which we compete for executive talent.
Compensation Processes and Criteria
          The Compensation and Human Resources Committee is responsible for determining our overall executive compensation philosophy, and for evaluating and recommending all components of executive officer compensation (including base salary, annual cash bonuses and long-term equity awards) to our Board of Directors for approval. The Compensation and Human Resources Committee acts under a written charter adopted and approved by our Board and may, in its discretion, obtain the assistance of outside advisors, including compensation consultants, legal counsel and accounting and other advisors. Three outside directors currently serve on the Compensation and Human Resources Committee. Each member qualifies as an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code, a “non-employee director” within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, and as independent within the meaning of the corporate governance standards of Nasdaq. A copy of the Compensation and Human Resources Committee charter can be found on the Investor Relations section of our website at investors.viasat.com.
          Because our executive compensation program relies on the use of three relatively straightforward components (base salary, annual cash bonuses and long-term equity awards), the process for determining each component of executive compensation remains fairly consistent across each component. The Compensation and Human Resources Committee determines compensation in a manner consistent with our primary objectives for executive compensation discussed above. In determining each component of executive compensation, the Compensation and Human Resources Committee generally considers each of the following factors:
•	industry compensation data;

•	individual performance and contributions;

•	company financial performance;

•	total executive compensation;

•	affordability of cash compensation based on ViaSat’s financial results; and

•	availability and affordability of shares for equity awards.
          Industry Compensation Data. The Compensation and Human Resources Committee reviews the executive compensation data of comparable technology companies and other companies which are otherwise relevant as part of the process of determining executive compensation. In fiscal 2011, the Compensation and Human Resources Committee engaged Compensia, independent compensation consultant to the Compensation and Human Resources Committee, to provide insight and advice on matters regarding trends in executive officer compensation and benefits practices. With the assistance of Compensia, the Compensation and Human Resources Committee reviewed the compensation practices of a peer group of companies consisting of a broad range of companies in the high technology industry. In 2011, our peer group consisted of the following companies: ADTRAN, ARRIS Group, Avid Technology, Brocade, Comtech Telecommunications, Cubic, FLIR Systems, Heico, Loral Space & Communications, Orbital Sciences, Polycom, RF Micro Devices, Skyworks Solutions, Teledyne, Tellabs and Trimble Navigation. The peer group was selected based on industry, net income, revenues, earnings per share and market capitalization. The Compensation and Human Resources Committee believes that this group of companies provides an appropriate peer group because they consist of similar organizations against whom we compete to obtain and retain top quality talent. In addition to peer group data, the Compensation and Human Resources Committee also analyzed and incorporated market information from the Radford Global Technology Survey, a nationally recognized compensation survey containing market information of companies in the high technology industry. This survey was not compiled specifically for ViaSat but rather represents a database containing comparative compensation data and information for hundreds of other high technology companies, thereby permitting the Compensation and Human Resources Committee to review pooled compensation data for positions similar to those held by each executive officer. Unlike peer group compensation data, which is limited to publicly available information and does not provide precise comparisons by position, the more comprehensive survey data can be used to provide pooled compensation data for positions closely akin to those held by each executive officer. In addition, the pool of senior executive talent from which we draw and against which we compare ourselves extends beyond the limited community of ViaSat’s immediate peer group and includes a wide range of other organizations in the technology sector outside ViaSat’s traditional competitors, which range is represented by such surveys. As a result, the primary role of peer group compensation data historically has been to serve as verification that the industry survey data is consistent with ViaSat’s direct publicly-traded peers in the United States, and the Compensation and Human Resources Committee continues to primarily rely on industry survey data in determining actual executive compensation.

          Individual Performance. The Compensation and Human Resources Committee makes an assessment of individual executive performance and contributions. The individual performance assessments made by the Compensation and Human Resources Committee are based in part on input from executive management. As part of our executive compensation process, our Chief Executive Officer and President provide input to the Compensation and Human Resources Committee on individual executive performance and contributions. With respect to assessing the individual performance of our Chief Executive Officer, the Compensation and Human Resources Committee relies on an annual assessment completed by our Nomination and Evaluation Committee. While the Compensation and Human Resources Committee believes input from management and outside advisors is valuable, the Compensation and Human Resources Committee makes its recommendations and decisions based on its independent analysis and assessment.
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
          Affordability. Prior to completing the executive cash compensation (base salary and annual cash bonuses) process, the Compensation and Human Resources Committee confirms that the proposed cash compensation is affordable under and consistent with ViaSat’s financial results. With respect to equity compensation, the Compensation and Human Resources Committee confirms the availability and affordability of shares prior to granting the equity awards to executives. To the extent the Compensation and Human Resources Committee determines that a component of executive compensation is not affordable, appropriate adjustments to that compensation component are made prior to final approval by the Compensation and Human Resources Committee and any subsequent recommendation to the Board.
          Determination of Compensation. The Compensation and Human Resources Committee and the Board hold several meetings each year for the review, discussion and determination of executive compensation. After reviewing, analyzing and discussing each of the factors for executive compensation described above, the Compensation and Human Resources Committee determines (or makes a recommendation to the Board) regarding the appropriate compensation for each individual executive officer. However, the Compensation and Human Resources Committee does not believe that it is appropriate to establish compensation levels based solely on benchmarking. The Compensation and Human Resources Committee relies upon the judgment of its members in making compensation decisions, after reviewing the company’s recent performance and carefully evaluating an executive officer’s performance during the year against established goals, leadership qualities, operational results, business responsibilities, experience, career with the company, current compensation arrangements and long-term potential to enhance stockholder value. While competitive market compensation paid by other companies is one of the many factors that the Compensation and Human Resources Committee considers in assessing suitable levels of compensation, it does not attempt to maintain a certain target percentile within a peer group or otherwise rely entirely on that data to determine executive officer compensation. Instead, the Compensation and Human Resources Committee incorporates flexibility into our compensation programs and in the assessment process to respond to and adjust for the evolving business environment.
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

          Base Salary. In determining base salary, the Compensation and Human Resources Committee primarily considers (1) executive compensation survey results from Radford, which generally reports a compensation range for each position, (2) compensation data of our peer group companies prepared and analyzed by our independent compensation consultants, and (3) individual performance and contributions. In evaluating individual executive performance and contributions, the Compensation and Human Resources Committee also considers to what extent the executive:
•	sustains a high level of performance;

•	demonstrates leadership and success in contributing toward ViaSat’s achievement of key business and financial objectives;

•	contributes significantly to the development and execution of ViaSat’s long-term strategy;

•	has a proven ability to help create stockholder value; and

•	possesses highly developed skills and abilities critical to ViaSat’s success.
          In assessing individual executive performance and contributions during fiscal 2011, the Compensation and Human Resources Committee considered the individual contributions to the attainment by the company of key strategic objectives, such as key strategic contract awards, continued progress on the ViaSat-1 program, and the successful integration of WildBlue. In determining fiscal 2012 base salaries for executive officers, the Compensation and Human Resources Committee also took into account other factors, including total executive compensation, ViaSat’s recent corporate performance and confirmation of affordability under ViaSat’s financial plan. In light of the foregoing, the Compensation and Human Resources Committee set new base salaries for each of the executive officers. The following table describes the base salaries for fiscal 2011 and fiscal 2012 for each of our Named Executive Officers.
Fiscal Year 2011 and Fiscal Year 2012 Base Salary

	Fiscal Year 2011	Fiscal Year 2012	Percentage
Executive	Base Salary ($)	Base Salary ($)	Increase (%)

Mark Dankberg Chairman and Chief Executive Officer	800,000	835,000	4.4
Richard Baldridge President and Chief Operating Officer	600,000	625,000	4.2
Ronald Wangerin Vice President and Chief Financial Officer	400,000	425,000	6.3
Keven Lippert Vice President — General Counsel and Secretary	344,000	370,000	7.6
Thomas Moore Senior Vice President of ViaSat and President of WildBlue	375,000	395,000	5.3
          Annual Cash Bonuses. Consistent with our overall compensation objectives of linking compensation to performance, aligning executive compensation with stockholder interests and attracting and retaining top level executive officers in our industry, our Compensation and Human Resources Committee approved annual cash bonuses for fiscal 2011. Under our executive compensation program, targets for cash bonuses are established as a percentage of base salary and actual award amounts are determined primarily based on the achievement of certain company financial results and individual performance metrics. For fiscal 2011, the target amount for annual cash bonuses was determined by the Compensation and Human Resources Committee primarily based on industry compensation surveys and validated with compensation data from peer group companies. In determining the target bonus amounts, the Compensation and Human Resources Committee also considered the expected individual contributions of each executive toward the overall success of the company. Consistent with our compensation philosophy discussed above, annual cash bonuses are subject to affordability criteria based on ViaSat’s financial results.

          For fiscal 2011, the metrics for determining annual cash bonuses placed equal emphasis on ViaSat’s annual financial performance and individual performance. The financial objectives were set at the beginning of the 2011 fiscal year and were based on the year’s internally-developed financial plan, which was approved by our Board of Directors. The individual performance objectives for the executive officers (excluding the Chief Executive Officer) were determined by the Compensation and Human Resources Committee based on input and recommendations from our Chief Executive Officer and President as well as input from the Compensation and Human Resources Committee. These individual performance objectives are qualitative in nature and not quantifiable. Each individual executive officer’s attainment of individual performance objectives, while made in the context of such pre-established objectives, is based upon a subjective evaluation of individual performance by the Compensation and Human Resources Committee. The annual performance metrics for determining annual cash bonuses, both financial and individual, are intended to be challenging but achievable. The table below describes the financial and individual objectives (and weighting of each objective) used for determining annual cash bonuses for our executive officers (other than our Chief Executive Officer) for fiscal 2011.
Fiscal 2011 Cash Bonus Objectives

	Approximate			Fiscal 2011
Performance Metric	Weighting (%)	Fiscal 2011 Objective		Actual Results
Financial — Non-GAAP Diluted Net Income Per Share Attributable to ViaSat, Inc. Common Stockholders (1)	15	$1.72		$1.39
Financial — Adjusted EBITDA (2)	5	$197.4	million	$160.8	million
Financial — New Contract Awards	12.5	$918.0	million	$853.5	million
Financial — Total Revenues	10	$891.8	million	$802.2	million
Financial — Net Operating Asset Turnover	7.5	5.7		5.8
Individual — Contribution Toward Achievement of Company Financial Targets	30	—		—
Individual — Achievement of Individual Goals	20	—		—

(1)	Non-GAAP diluted net income per share attributable to ViaSat, Inc. common stockholders excludes the effects of amortization of acquired intangible assets, acquisition-related expenses and non-cash stock based compensation expenses, net of tax. Non-GAAP diluted net income per share is consistent with the calculation of that measure in our earnings releases, which also contain a reconciliation to the most directly comparable GAAP measure.

(2)	Adjusted EBITDA represents net income (loss) attributable to ViaSat, Inc. before interest, taxes, depreciation and amortization, adjusted to exclude the effects of non-cash stock based compensation expense and acquisition-related expenses. Adjusted EBITDA is consistent with the calculation of that measure in our earnings releases, which also contain a reconciliation to the most directly comparable GAAP measure.
          For purposes of determining the annual cash bonuses for our Chief Executive Officer in fiscal 2011, the Compensation and Human Resources Committee relied on an assessment of our Chief Executive Officer completed by the Nomination and Evaluation Committee. The criteria used by the Nomination and Evaluation Committee for our Chief Executive Officer’s fiscal 2011 evaluation included the following (with approximately one-third of the weighting applied to each of the three main categories):
•	Company Financial Performance. Earnings per share, new contract awards, revenues and net operating asset turnover (at the same levels as set forth in the table above).

•	Leadership. Defining, managing and attaining corporate goals, exemplifying and promoting ethics and integrity throughout the company.

•	Strategic. Industry positioning, short-term and long-term strategies, measurable progress in key business areas and effective pursuit of growth strategies.
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
          The executive bonus program does not have any pre-established minimum or maximum payout. At the beginning of each fiscal year, the Board approves ViaSat’s financial plan for the upcoming fiscal year and the Compensation and Human Resources Committee approves the target bonus pool (executives and employees) for the upcoming fiscal year. The Board and the Compensation and Human Resources Committee also retain the discretion to take additional factors into account (such as market conditions, total executive compensation, additional company financial metrics or extraordinary individual contributions) and make adjustments to executive bonus compensation to the extent appropriate.

     Based upon ViaSat’s financial results for fiscal 2011 relative to the pre-established financial objectives described above and the Compensation and Human Resources Committee’s subjective evaluation of ViaSat’s other corporate achievements during fiscal 2011 and individual executive performance, the Compensation and Human Resources Committee, acting under delegation of authority from the Board, approved the cash bonuses in the table below for our Named Executive Officers for fiscal 2011 (paid in fiscal 2012). The Compensation and Human Resources Committee determined that the company’s achievement relative to the pre-established financial objectives described above was 81%. In making its overall determinations relative to the individual component of each executive’s bonus, the Compensation and Human Resources Committee placed special emphasis on the strong leadership provided by the executive team in the achievement of critical non-financial and strategic business objectives during fiscal 2011, specifically including each executive’s contributions during the fiscal year to key strategic contract awards, continued progress on the ViaSat-1 program, and the successful integration of WildBlue, resulting in the bonus awards reflected in the following table.
Fiscal 2011 Cash Bonuses

	Target Cash Bonuses		Actual Cash Bonuses
	As Percentage of		As Percentage of
Executive	Base Salary (%)	Actual Cash Bonuses ($)	Base Salary (%)

Mark Dankberg	100	700,000	88
Richard Baldridge	100	500,000	83
Ronald Wangerin	60-75	175,000	44
Keven Lippert	50-75	185,000	54
Thomas Moore	50-75	200,000	53
     Equity-Based Compensation. Consistent with our belief that equity-based compensation is a key component of an effective executive compensation program at growth-oriented technology companies, our Board approved (upon recommendation of our Compensation and Human Resources Committee) long-term equity awards to our executive officers in fiscal 2011. Our Compensation and Human Resources Committee determined equity award levels for fiscal 2011 in a manner consistent with the determination of base salary and annual cash bonuses. The Compensation and Human Resources Committee considered (1) industry compensation data, (2) individual performance and contributions, (3) total executive compensation, and (4) the availability and affordability of shares for equity grants in determining equity compensation for executives. For fiscal 2011 equity compensation awards, the Compensation and Human Resources Committee engaged Compensia, independent compensation consultant to the Compensation and Human Resources Committee, to assist the Compensation and Human Resources Committee in reviewing our list of peer group companies as well as in providing market data and recommendations related to equity compensation grants for our executive officers. In addition, the Compensation and Human Resources Committee relied on equity compensation survey data from Radford, which reports an equity compensation range for comparable positions using various metrics. In determining the availability and affordability of shares for equity grants, the Compensation and Human Resources Committee considered the:
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
     Based on the factors discussed above, our Board (upon recommendation from the Compensation and Human Resources Committee) approved equity incentive awards for our Named Executive Officers in November 2010, the values of which were near or below the 50th percentile based on industry survey data. For more information on these equity awards, see Grants of Plan-Based Awards in Fiscal 2011 below.
     Other Benefits. We provide a comprehensive benefits package to all of our employees, including our executive officers, which includes medical, dental, vision care, disability insurance, life insurance benefits, flexible spending plan, 401(k) savings plan, educational reimbursement program, employee assistance program, employee stock purchase plan, holidays and personal time off which includes vacation and sick days. Certain executives also receive access to our sports and golf club memberships. We do not currently offer defined benefit pension, deferred compensation or supplemental executive retirement plans to any of our employees.

Equity Grant Process
     Stock options and restricted stock units are part of the equity compensation program for many of our employees. Equity awards are granted in approximately 12 month cycles. Grant approval for executive officers occurs at meetings of the Board. Because of the more lengthy process for determining executive equity grants, executive equity grants are not always made at the same time as grants to all other eligible employees. The timing of grants is not coordinated with the release of material non-public information. Stock option awards are made at fair market value on the date of grant (as defined under our equity plan) and awards of restricted stock units are also made in accordance with the terms of our equity plan.
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
Stock Ownership/Retention Guidelines
     The Board encourages stock ownership, but believes that the number of shares of ViaSat stock owned by individual members of management is a personal decision.
Tax and Accounting Considerations
     We select and implement the components of our compensation program primarily for their ability to help us achieve the company’s objectives and not on the basis of any unique or preferential financial tax or accounting treatment. However, when awarding compensation, the Compensation and Human Resources Committee is mindful of the level of earnings per share dilution that will be caused as a result of the compensation expense related to the Compensation and Human Resources Committee’s actions. In addition, Section 162(m) of the Internal Revenue Code generally sets a limit of $1.0 million on the amount of annual compensation (other than certain enumerated categories of performance-based compensation) that we may deduct for federal income tax purposes for certain covered individuals. While we have not adopted a policy requiring that all compensation be deductible, the Compensation and Human Resources Committee will continue to review the Section 162(m) issues associated with possible modifications to our compensation arrangements in fiscal 2012 and future years and will, where reasonably practicable and consistent with our business goals, seek to qualify variable compensation paid to our executive officers for an exemption from the deductibility limitations of Section 162(m) while maintaining a competitive, performance-based compensation program.
Compensation Committee Report
     The Compensation and Human Resources Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation and Human Resources Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.
     The information contained in this Compensation Committee Report shall not be deemed to be “soliciting material,” to be “filed” with the SEC or be subject to Regulation 14A or Regulation 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed to be incorporated by reference into any filing of ViaSat, except to the extent that ViaSat specifically incorporates it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Respectfully Submitted by the Compensation and Human Resources Committee Jeffrey Nash (Chair) John Stenbit Harvey White

Summary Compensation Table
     The following table sets forth the compensation earned during the fiscal years ended April 1, 2011, April 2, 2010 and April 3, 2009 by our Chief Executive Officer and Chief Financial Officer, as well as our three other most highly compensated executive officers (collectively, the Named Executive Officers).

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Principal Position	Year	($)	($)	($) (1)	($) (1)	($) (2)	($) (3)	($)

Mark Dankberg	2011	800,000	—	1,453,200	1,510,005	700,000	11,334	4,474,539
Chairman and Chief	2010	700,000	—	1,472,500	1,608,690	800,000	45,240	4,626,430
Executive Officer	2009	640,000	—	609,000	649,611	700,000	11,675	2,610,286
Richard Baldridge	2011	600,000	—	761,186	790,955	500,000	11,404	2,663,545
President and Chief	2010	530,000	—	736,250	804,345	600,000	26,425	2,697,020
Operating Officer	2009	490,000	—	355,250	378,940	400,000	18,613	1,642,803
Ronald Wangerin	2011	400,000	—	276,814	287,620	175,000	10,163	1,149,597
Vice President and	2010	370,000	—	270,940	295,999	245,000	9,108	1,191,047
Chief Financial Officer	2009	355,000	—	121,800	129,922	215,000	8,322	830,044
Keven Lippert	2011	344,000	—	259,500	269,644	185,000	1,654	1,059,798
Vice President — General	2010	310,000	—	270,940	295,999	190,000	—	1,066,939
Counsel and Secretary	2009	280,000	—	243,600	—	160,000	8,400	692,000
Thomas Moore	2011	375,000	—	276,814	287,620	200,000	8,535	1,147,969
Senior Vice President of	2010	350,000	—	412,300	154,731	215,000	8,250	1,140,281
ViaSat and President of	2009	300,000	—	243,600	—	175,000	11,500	730,100
WildBlue

(1)	This column represents the aggregate grant date fair value, calculated in accordance with SEC rules, of stock options and restricted stock units granted in fiscal 2011, 2010 and 2009. These amounts generally reflect the amount that the company expects to expense in its financial statements over the award’s vesting schedule, and do not correspond to the actual value that will be realized by the Named Executive Officers. For additional information on the valuation assumptions used in the calculation of these amounts, refer to note 1 to the financial statements included in our annual report on Form 10-K for the respective year end, as filed with the SEC.

(2)	Represents amounts paid under our annual bonus program.

(3)	The amounts for fiscal 2011 include the following: reimbursement of club dues for Mr. Wangerin in the amount of $1,313; patent awards for Mr. Dankberg in the amount of $2,250; and matching 401(k) contributions for Messrs. Dankberg, Baldridge, Wangerin, Lippert and Moore in the amount of $9,084, $11,404, $8,850, $1,654 and $8,535, respectively.

Grants of Plan-Based Awards in Fiscal 2011
     The following table sets forth information regarding grants of plan-based awards to each of the Named Executive Officers during fiscal 2011.

					All Other	All Other
					Stock	Option
					Awards:	Awards:
					Number of	Number of		Grant Date
		Estimated Future Payouts Under Non-			Shares of	Securities	Exercise or Base	Fair Value of
		Equity Incentive Plan Awards (1)			Stock or	Underlying	Price of Option	Stock and
		Threshold	Target	Maximum	Units	Options	Awards	Option Awards
Name	Grant Date	($)	($)	($)	(#) (2)	(#) (3)	($/Sh) (4)	($) (5)

Mark Dankberg	—	—	800,000	—	—	—	—	—
	11/10/2010	—	—	—	35,000	—	—	1,453,200
	11/10/2010	—	—	—	—	105,000	41.52	1,510,005
Richard Baldridge	—	—	600,000	—	—	—	—	—
	11/10/2010	—	—	—	18,333	—	—	761,186
	11/10/2010	—	—	—	—	55,000	41.52	790,955
Ronald Wangerin	—	—	260,000	—	—	—	—	—
	11/10/2010	—	—	—	6,667	—	—	276,814
	11/10/2010	—	—	—	—	20,000	41.52	287,620
Keven Lippert	—	—	205,000	—	—	—	—	—
	11/10/2010	—	—	—	6,250	—	—	259,500
	11/10/2010	—	—	—	—	18,750	41.52	269,644
Thomas Moore	—	—	220,000	—	—	—	—	—
	11/10/2010	—	—	—	6,667	—	—	276,814
	11/10/2010	—	—	—	—	20,000	41.52	287,620

(1)	Represents target amounts payable under our annual cash bonus program for fiscal 2011. Actual amounts paid to the Named Executive Officers pursuant to such bonus program are disclosed in the Summary Compensation Table above under the column heading Non-Equity Incentive Plan Compensation. The material terms of the bonus program are described in the Compensation Discussion and Analysis section above.

(2)	Stock awards vest in four equal annual installments over the course of four years measured from the grant date.

(3)	Options vest and become exercisable in four equal annual installments over the course of four years measured from the grant date.

(4)	The exercise price for option awards is the fair market value per share of our common stock, which is defined under our 1996 Equity Participation Plan as the closing price per share on the grant date.

(5)	This column represents the grant date fair value, calculated in accordance with SEC rules, of each equity award. These amounts generally reflect the amount that the company expects to expense in its financial statements over the award’s vesting schedule, and do not correspond to the actual value that will be realized by the Named Executive Officers. For additional information on the valuation assumptions used in the calculation of these amounts, refer to note 1 to the financial statements included in the 2011 Form 10-K.

Outstanding Equity Awards at 2011 Fiscal Year End
     The following table lists all outstanding equity awards held by each of the Named Executive Officers as of April 1, 2011.

		Option Awards					Stock Awards
									Equity Incentive Plan
									Awards
				Equity						Market or
				Incentive			Number			Payout
				Plan			of		Number of	Value of
				Awards:			Shares	Market	Unearned	Unearned
				Number of			or Units	Value of	Shares,	Shares,
		Number of Securities		Securities			of Stock	Shares or	Units or	Units or
		Underlying Unexercised		Underlying			That	Units of	Other	Other
		Options		Unexercised			Have	Stock	Rights	Rights
		(#)		Unearned	Option	Option	Not	That Have Not	That Have	That Have
			Unexercisable	Options	Exercise Price	Expiration	Vested	Vested	Not Vested	Not Vested
Name	Grant Date	Exercisable	(1)	(#)	($)	Date	(#) (2)	($) (3)	(#)	($)

Mark Dankberg	12/11/2001	80,000	—	—	13.16	12/11/2011	—	—	—	—
	12/18/2003	60,000	—	—	18.25	12/18/2013	—	—	—	—
	12/16/2004	80,000	—	—	21.02	12/16/2014	—	—	—	—
	10/11/2006	116,250	—	—	26.15	10/11/2012	—	—	—	—
	5/28/2008	45,000	45,000	—	20.30	5/28/2014	—	—	—	—
	11/10/2009	37,500	112,500	—	29.45	11/10/2015	—	—	—	—
	11/10/2010	—	105,000	—	41.52	11/10/2016	—	—	—	—
	5/28/2008	—	—	—	—	—	15,000	587,250	—	—
	11/10/2009	—	—	—	—	—	37,500	1,468,125	—	—
	11/10/2010	—	—	—	—	—	35,000	1,370,250	—	—
Richard Baldridge	12/11/2001	50,000	—	—	13.16	12/11/2011	—	—	—	—
	12/18/2003	45,000	—	—	18.25	12/18/2013	—	—	—	—
	12/16/2004	55,000	—	—	21.02	12/16/2014	—	—	—	—
	10/11/2006	90,000	—	—	26.15	10/11/2012	—	—	—	—
	5/28/2008	26,250	26,250	—	20.30	5/28/2014	—	—	—	—
	11/10/2009	18,750	56,250	—	29.45	11/10/2015	—	—	—	—
	11/10/2010	—	55,000	—	41.52	11/10/2016	—	—	—	—
	5/28/2008	—	—	—	—	—	8,750	342,563	—	—
	11/10/2009	—	—	—	—	—	18,750	734,063	—	—
	11/10/2010	—	—	—	—	—	18,333	717,737	—	—
Ronald Wangerin	12/16/2004	30,000	—	—	21.02	12/16/2014	—	—	—	—
	10/11/2006	37,500	—	—	26.15	10/11/2012	—	—	—	—
	5/28/2008	9,000	9,000	—	20.30	5/28/2014	—	—	—	—
	11/10/2009	6,900	20,700	—	29.45	11/10/2015	—	—	—	—
	11/10/2010	—	20,000	—	41.52	11/10/2016	—	—	—	—
	5/28/2008	—	—	—	—	—	3,000	117,450	—	—
	11/10/2009	—	—	—	—	—	6,900	270,135	—	—
	11/10/2010	—	—	—	—	—	6,667	261,013	—	—
Keven Lippert	11/08/2004	3,600	—	—	18.73	11/08/2014	—	—	—	—
	10/11/2006	7,500	—	—	26.15	10/11/2012	—	—	—	—
	11/10/2009	6,900	20,700	—	29.45	11/10/2015	—	—	—	—
	11/10/2010	—	18,750	—	41.52	11/10/2016	—	—	—	—
	5/28/2008	—	—	—	—	—	6,000	234,900	—	—
	11/10/2009	—	—	—	—	—	6,900	270,135	—	—
	11/10/2010	—	—	—	—	—	6,250	244,688	—	—
Thomas Moore	2/7/2008	18,750	18,750	—	19.74	2/7/2014	—	—	—	—
	2/11/2010	3,750	11,250	—	28.28	2/11/2016	—	—	—	—
	11/10/2010	—	20,000	—	41.52	11/10/2016	—	—	—	—
	5/28/2008	—	—	—	—	—	6,000	234,900	—	—
	11/10/2009	—	—	—	—	—	10,500	411,075	—	—
	11/10/2010	—	—	—	—	—	6,667	261,013	—	—

(1)	Options vest and become exercisable in four equal annual installments over the course of four years measured from the grant date.

(2)	Stock awards vest in four equal annual installments over the course of four years measured from the grant date.

(3)	Computed by multiplying the market price of our common stock ($39.15) on April 1, 2011 (the last day of fiscal 2011) by the number of shares subject to such stock award.

Option Exercises and Stock Vested in Fiscal 2011
     The following table provides information concerning exercises of stock options by and stock awards vested for each of the Named Executive Officers during fiscal 2011.

	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares		Value Realized on
	Acquired on Exercise	Exercise	Acquired on Vesting		Vesting
Name	(#)	($)(1)	(#)		($)

Mark Dankberg	60,000	1,575,365	23,229		920,432
Richard Baldridge	35,000	1,003,345	13,125		516,381
Ronald Wangerin	20,000	349,502	4,841	(2)	191,425	(2)
Keven Lippert	—	—	6,133		231,144
Thomas Moore	37,500	807,825	6,500		241,710

(1)	The value realized equals the difference between the closing market price of our common stock on the date of exercise and the option exercise price, multiplied by the number of shares for which the option was exercised.

(2)	Mr. Wangerin deferred 100% of his restricted stock unit awards vested during fiscal 2011. All restricted stock units noted in the table above for Mr. Wangerin vested during fiscal 2011, but the underlying shares for these awards had not yet been delivered or acquired as of the end of fiscal 2011.
Pension Benefits
     None of our Named Executive Officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.
Nonqualified Deferred Compensation
     None of our Named Executive Officers participates in or has account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.
Potential Payments Upon Termination
     ViaSat provides for certain severance benefits in the event that an executive’s employment is involuntarily or constructively terminated within two months prior to or within 18 months following a change in control. We believe that reasonable severance benefits provide for a stable work environment by reinforcing and encouraging the continued attention and dedication of our key executives to their duties of employment without personal distraction or conflict of interest in circumstances which could arise from the occurrence of a change in control.
     In July 2010, we entered into change in control severance agreements (Change in Control Agreements) with each of the Named Executive Officers. Under each Change in Control Agreement, in the event an executive’s employment is terminated by ViaSat without “cause” or the executive resigns for “good reason,” in either case, within two months prior to or within 18 months following a “change in control” (as each term is defined in the Change in Control Agreement), the executive will be entitled to receive the following in lieu of any severance benefits to which such executive may otherwise be entitled under any severance plan or program:
•	the executive’s fully earned but unpaid base salary, when due, through the date of termination, plus all other benefits to which the executive may be entitled for such period;

•	a lump sum cash payment based on a multiplier of the sum of the executive’s then current annual base salary and target annual cash bonus (the multiplier used is 3.0 for the position of Chief Executive Officer and President, and 2.0 for the remaining Named Executive Officers);

•	continuation of health and other benefits for a period of 18 months following the date of termination; and

•	full vesting of any outstanding equity awards.

     As a condition to the executive’s receipt of any of the post-termination benefits described above, the executive must (1) execute a written general release of all claims against us, and (2) execute an employee proprietary information and inventions agreement. The severance benefits payable under the Change in Control Agreements will be reduced by any severance benefits payable by us to the executive under any other policy, plan, program, agreement or arrangement. The Change in Control Agreements continue for successive one-year terms unless ViaSat or the executive provides notice of non-renewal.
     The following table sets forth the intrinsic values that the Named Executive Officers would derive in the event of a hypothetical (1) termination of employment by ViaSat without cause or as a result of the Named Executive Officer’s resignation for good reason, and (2) such termination occurred within two months prior to or within 18 months following a change in control. The table assumes that the termination hypothetically occurred on April 1, 2011, the last day of fiscal 2011, and that the Change in Control Agreements were in effect as of such date.

						Intrinsic
					Intrinsic	Value of
	Earned But				Value of	Accelerated
	Unpaid Base		Severance	COBRA	Accelerated	Restricted
	Salary	Accrued PTO	Payment	Payments	Stock Options	Stock Units	Total
Name	($) (1)	($) (2)	($)	($) (3)	($) (4)	($) (5)	($)

Mark Dankberg	15,385	153,846	4,800,000	29,124	1,690,650	3,425,625	10,114,630
Richard Baldridge	11,538	102,516	3,600,000	29,124	910,087	1,794,362	6,447,627
Ronald Wangerin	7,692	59,025	1,320,000	29,124	323,040	648,598	2,387,479
Keven Lippert	6,615	56,103	1,098,000	29,124	156,353	749,723	2,095,918
Thomas Moore	7,212	40,639	1,190,000	29,124	438,825	906,988	2,612,788

(1)	Represents the fully earned but unpaid salary as of April 1, 2011.

(2)	Represents accrual for paid time off that had not been taken as of April 1, 2011.

(3)	Amounts shown equal an aggregate of 18 months of COBRA payments for the Named Executive Officer.

(4)	The intrinsic value of accelerated stock options is based on the difference between the market price of our common stock on April 1, 2011 ($39.15) and the option exercise price, multiplied by the number of shares for which the option was accelerated.

(5)	The intrinsic value of accelerated restricted stock units is computed by multiplying the market price of our common stock on April 1, 2011 ($39.15) by the number of shares that were accelerated.
Director Compensation
     The following table sets forth the compensation earned during the fiscal year ended April 1, 2011 by each of our non-employee directors.

					Change in
					Pension Value
					and Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($) (1)	($) (2)	($)	($)	($)	($)

Robert Johnson	68,250	62,736	65,621	—	—	—	196,607
B. Allen Lay	64,750	62,736	65,621	—	—	—	193,107
Jeffrey Nash	71,250	62,736	65,621	—	—	—	199,607
John Stenbit	61,000	62,736	65,621	—	—	—	189,357
Michael Targoff	52,000	62,736	65,621	—	—	—	180,357
Harvey White	67,000	62,736	65,621	—	—	—	195,357

(1)	This column represents the aggregate grant date fair value, calculated in accordance with SEC rules, of restricted stock units granted in fiscal 2011. These amounts generally reflect the amount that the company expects to expense in its financial statements over the award’s vesting schedule, and do not correspond to the actual value that will be realized by the non-employee directors. For additional information on the valuation assumptions used in the calculation of these amounts, refer to note 1 to the financial statements included in the 2011 Form 10-K. The aggregate number of restricted stock units outstanding at the end of fiscal 2011 for each director was as follows: Dr. Johnson (1,600); Mr. Lay (1,600); Dr. Nash (1,600); Mr. Stenbit (1,600); Mr. Targoff (1,600); and Mr. White (1,600).

(2)	This column represents the aggregate grant date fair value, calculated in accordance with SEC rules, of stock options granted in fiscal 2011. These amounts generally reflect the amount that the company expects to expense in its financial statements over the award’s vesting schedule, and do not correspond to the actual value that will be realized by the non-employee directors. For additional information on the valuation assumptions used in the calculation of these amounts, refer to note 1 to the financial statements included in the 2011 Form 10-K. The aggregate number of stock options outstanding at the end of fiscal 2011 for each director was as follows: Dr. Johnson (86,000); Mr. Lay (86,000), of which 81,000 shares are held by Lay Ventures L.P.; Dr. Nash (76,800); Mr. Stenbit (75,000); Mr. Targoff (85,000); and Mr. White (45,000).

     Directors who are employees of the company, such as Mr. Dankberg, do not receive any additional compensation for their services as directors. Non-employee directors are entitled to receive an annual retainer for their service in the amount of $30,000 as a member of the Board, $12,000 for the chair of the Audit Committee, $8,000 for the chair of the Compensation and Human Resources Committee, $3,000 for the chair of the other Board committees, $6,000 as a non-chair member of the Audit Committee, $4,000 as a non-chair member of the Compensation and Human Resources Committee, and $2,000 as a non-chair member of the other Board committees. In addition, each non-employee director receives a meeting fee of $2,000 for each Board meeting attended, $1,500 for each committee meeting attended as the chair of such committee, and $1,000 for each committee meeting attended as a non-chair member of such committee. The meeting fee paid to non-employee directors for participation via telephone for each Board meeting or committee meeting is one-half of the regular meeting fee. At the time of initial election to the Board, each non-employee director is granted 3,000 restricted stock units and an option to purchase 9,000 shares of our common stock, and at each subsequent annual meeting of stockholders, each non-employee director is entitled to receive an annual equity grant in the form of 1,600 restricted stock units and an option to purchase 5,000 shares of our common stock. Members of the Board of Directors are reimbursed for expenses incurred in attending Board and committee meetings, and in connection with Board related activities.
Compensation Committee Interlocks and Insider Participation
     The members of the Compensation and Human Resources Committee for the 2011 fiscal year were Dr. Nash, Mr. Stenbit and Mr. White. During fiscal 2011, no interlocking relationship existed between any member of the Compensation and Human Resources Committee and any member of any other company’s board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Beneficial Ownership Table
     The following table sets forth information known to us regarding the ownership of ViaSat common stock as of July 1, 2011 by: (1) each director, (2) each of the Named Executive Officers identified in the Summary Compensation Table, (3) all directors and executive officers of ViaSat as a group, and (4) all other stockholders known by us to be beneficial owners of more than 5% of ViaSat common stock.

			Percent Beneficial
	Amount and Nature of Beneficial		Ownership
Name of Beneficial Owner (1)	Ownership (2)		(%) (3)

Directors and Officers:
Mark Dankberg	1,952,168	(4)	4.6
Robert Johnson	659,096	(5)	1.6
B. Allen Lay	387,753	(6)	*
Jeffrey Nash	374,365	(7)	*
Richard Baldridge	325,874	(8)	*
Michael Targoff	149,350	(9)	*
Ronald Wangerin	100,023	(10)	*
John Stenbit	71,600	(11)	*
Harvey White	61,600	(12)	*
Keven Lippert	18,406	(13)	*
Thomas Moore	4,902	(14)	*
All directors and executive officers as a group (15 persons)	5,289,598		12.1
Other 5% Stockholders:
The Baupost Group, L.L.C	10,051,492	(15)	23.9
FMR LLC	4,121,851	(16)	9.8
BlackRock, Inc.	2,866,251	(17)	6.8

*	Less than 1%.

(1)	Under the rules of the SEC, a person is the beneficial owner of securities if that person has sole or shared voting or investment power. Except as indicated in the footnotes to this table and subject to applicable community property laws, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2)	In computing the number of shares beneficially owned by a person named in the table and the percentage ownership of that person, shares of common stock that such person had the right to acquire within 60 days after July 1, 2011 are deemed outstanding, including without limitation, upon the exercise of options or the vesting of restricted stock units. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. References to options in the footnotes of the table include only options to purchase shares that were exercisable within 60 days after July 1, 2011 and references to restricted stock units in the footnotes of the table include only restricted stock units that are scheduled to vest within 60 days after July 1, 2011. This column includes the following numbers of shares over which the identified director or Named Executive Officer has shared voting and investment power through family trusts or other accounts: Mr. Baldridge (26,723); Mr. Dankberg (1,510,132); Dr. Johnson (578,096); Mr. Lay (306,753); Dr. Nash (302,565); and Mr. White (21,600).

(3)	For each person included in the table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person by the sum of (a) 42,088,925 shares of common stock outstanding on July 1, 2011 plus (b) the number of shares of common stock that such person had the right to acquire within 60 days after July 1, 2011.

(4)	Includes 441,250 shares subject to options exercisable by Mr. Dankberg within 60 days after July 1, 2011.

(5)	Includes 81,000 shares subject to options exercisable by Dr. Johnson within 60 days after July 1, 2011.

(6)	Includes 81,000 shares subject to options exercisable by Lay Ventures L.P. within 60 days after July 1, 2011.

(7)	Includes 71,800 shares subject to options exercisable by Dr. Nash within 60 days after July 1, 2011.

(8)	Includes 298,125 shares subject to options exercisable by Mr. Baldridge within 60 days after July 1, 2011.

(9)	Includes 80,000 shares subject to options exercisable by Mr. Targoff within 60 days after July 1, 2011.

(10)	Includes 87,900 shares subject to options exercisable by Mr. Wangerin within 60 days after July 1, 2011, and 1,500 shares subject to restricted stock units that have vested, but the underlying shares have not yet been delivered or acquired.

(11)	Includes 70,000 shares subject to options exercisable by Mr. Stenbit within 60 days after July 1, 2011.

(12)	Includes 40,000 shares subject to options exercisable by Mr. White within 60 days after July 1, 2011.

(13)	Includes 17,000 shares subject to options exercisable by Mr. Lippert within 60 days after July 1, 2011.

(14)	Includes 3,750 shares subject to options exercisable by Mr. Moore within 60 days after July 1, 2011.

(15)	Based solely on information contained in a Schedule 13G jointly filed with the SEC on February 11, 2011 by The Baupost Group, L.L.C. (Baupost), Baupost Value Partners, L.P.-IV, SAK Corporation and Seth A. Klarman. The Schedule 13G reports that each of Baupost, SAK Corporation and Mr. Klarman has shared voting power and shared dispositive power with respect to 10,051,492 shares. Baupost Value Partners, L.P.-IV has shared voting power and shared dispositive power with respect to 3,607,613 shares. Baupost is a registered investment adviser and acts as an investment adviser and general partner to certain investment limited partnerships, including Baupost Value Partners, L.P.-IV. SAK Corporation is the Manager of Baupost. Mr. Klarman is the sole director and sole officer of SAK Corporation and a controlling person of Baupost. The address of Baupost, Baupost Value Partners, L.P.-IV, SAK Corporation and Mr. Klarman is 10 St. James Avenue, Suite 1700, Boston, Massachusetts 02116.

(16)	Based solely on information contained in a Schedule 13G filed with the SEC on February 14, 2011 by FMR LLC. The address of FMR LLC is 82 Devonshire Street, Boston, Massachusetts 02109.

(17)	Based solely on information contained in a Schedule 13G filed with the SEC on February 9, 2011 by BlackRock, Inc. The address of BlackRock, Inc. is 40 East 52nd Street, New York, New York 10022.

Equity Compensation Plan Information
     The following table provides information as of April 1, 2011 with respect to shares of ViaSat common stock that may be issued under existing equity compensation plans. In accordance with the rules promulgated by the SEC, the table does not include information with respect to shares subject to outstanding options granted under equity compensation arrangements assumed by us in connection with mergers and acquisitions of the companies that originally granted those options.

	(a)	(b)	(c)
Number of Securities
	Number of Securities to be	Weighted Average	Remaining Available for
	Issued Upon Exercise of	Exercise	Future Issuance Under
	Outstanding Options,	Price of Outstanding	Equity Compensation Plans
	Warrants and Rights	Options, Warrants and	(Excluding Securities
Plan Category	(#)(1)	Rights ($)	Reflected in Column (a)) (#)

Equity compensation plans approved by security holders (2)	5,326,396 (3)	16.17	3,782,924 (4)
Equity compensation plans not approved by security holders	—	—	—

Total	5,326,396	16.17	3,782,924

(1)	Pursuant to SEC rules, this column does not reflect options assumed in mergers and acquisitions where the plans governing the options will not be used for future awards. As of April 1, 2011, a total of 62,535 shares of ViaSat common stock were issuable upon exercise of outstanding options under those assumed arrangements. The weighted average exercise price of those outstanding options is $14.07 per share.

(2)	Consists of two plans: (a) the 1996 Equity Participation Plan of ViaSat, Inc., and (b) the ViaSat, Inc. Employee Stock Purchase Plan.

(3)	Excludes purchase rights currently accruing under the ViaSat, Inc. Employee Stock Purchase Plan.

(4)	Includes shares available for future issuance under the ViaSat, Inc. Employee Stock Purchase Plan. As of April 1, 2011, 539,146 shares of common stock were available for future issuance under the plan.

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
     None of the directors was disqualified from independent status under the objective standards, other than Mr. Dankberg, who does not qualify as independent because he is a ViaSat employee, and Mr. Targoff, who currently serves as the Chief Executive Officer, President and Vice Chairman of Loral Space & Communications Inc. (Loral), a company to which we have made payments related to the construction of our high-capacity ViaSat-1 satellite in an amount that exceeds 5% of Loral’s consolidated gross revenues during the relevant period. The subjective evaluation of director independence by the Board of Directors was made in the context of the objective standards by taking into account the standards in the objective tests, and reviewing and discussing additional information provided by the directors and the company with regard to each director’s business and personal activities as they may relate to ViaSat and ViaSat’s management. In conducting this evaluation, the Board considered the following relationship that did not exceed Nasdaq objective standards but was identified by the Nomination and Evaluation Committee for further consideration by the Board under the subjective standard: Mr. Stenbit is a non-employee director of Loral, a company with which we do business, as described above. The nature of these relationships and transactions are described in greater detail in the Related Party Transactions section below. Based on all of the foregoing, the Board made a subjective determination that Mr. Stenbit maintains the ability to exercise independent judgment in carrying out the responsibilities of a director.
     As a result, the Board of Directors affirmatively determined that each member of the Board other than Mr. Dankberg and Mr. Targoff is independent under the criteria established by Nasdaq for director independence. In addition to the Board level standards for director independence, all members of the Audit Committee, Compensation and Human Resources Committee, and Nomination and Evaluation Committee qualify as independent directors as defined by Nasdaq.
Review and Approval of Related Party Transactions
     The Audit Committee (or another independent body of the Board of Directors, such as the disinterested members of the Board) reviews transactions that may be “related person transactions,” which are transactions between ViaSat and related persons where the amount involved exceeds $120,000 in a single fiscal year and in which a related person has a direct or indirect material interest. Under SEC rules, a related person is a director, director nominee, executive officer, beneficial owner of more than 5% of ViaSat common stock and their respective immediate family members. As set forth in the Audit Committee charter, the members of the Audit Committee, all of whom are independent directors, review and approve or ratify any related person transaction that is required to be disclosed in our proxy statement in accordance with SEC rules. In the course of its review and approval or ratification of a disclosable related person transaction, the Audit Committee or the disinterested members of the Board may consider:
•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including without limitation, the amount and type of transaction;

•	the importance of the transaction to the related person;

•	the importance of the transaction to the company;

•	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the company; and

•	any other matters the Audit Committee or the Board deems appropriate.

Related Party Transactions
     Michael Targoff, a director of ViaSat since February 2003, currently serves as the Chief Executive Officer, President and Vice Chairman of Loral Space & Communications Inc. (Loral), the parent of Space Systems/Loral, Inc. (SS/L), and is also a director of Telesat Holdings Inc., a joint venture company formed by Loral and the Public Sector Pension Investment Board to acquire Telesat Canada in October 2007. John Stenbit, a director of ViaSat since August 2004, also currently serves on the board of directors of Loral. In January 2008, we entered into several agreements with SS/L, Loral and Telesat Canada related to our anticipated high capacity satellite system. Under a satellite construction contract with SS/L, we agreed to purchase a new broadband satellite (ViaSat-1) designed by us and manufactured by SS/L for approximately $209.1 million, subject to purchase price adjustments based on satellite performance. In addition, we entered into a beam sharing agreement with Loral, whereby Loral is responsible for contributing 15% of the total costs (estimated at approximately $57.6 million) associated with the ViaSat-1 satellite project. On March 1, 2011, Loral entered into agreements with Telesat Canada pursuant to which Loral assigned to Telesat Canada all of Loral’s rights and obligations with respect to the Canadian beams on ViaSat-1. In February 2010, we entered into an agreement with a subsidiary of Loral for the provision of certain RF equipment and services to be integrated into the Loral gateways to enable Loral to provide commercial service using the Loral payload on ViaSat-1. The contract is valued at approximately $7.8 million before the exercise of options. Our agreements with SS/L, Loral and Telesat Canada were approved by the disinterested members of our Board of Directors, after a determination by the disinterested members of our Board that the terms and conditions of such agreements were fair to and in the best interests of ViaSat and its stockholders. During fiscal 2011, we paid $25.0 million to SS/L for the construction of ViaSat-1 and, as of April 1, 2011, we had no outstanding payables relating thereto. During fiscal 2011, we also received $8.2 million from SS/L under the beam sharing agreement with Loral and, as of April 1, 2011, we had less than $0.1 million in outstanding receivables relating thereto. In the ordinary course of business, we recognized $3.3 million of revenue and received $3.9 million in cash related to SS/L during fiscal 2011, and as of April 1, 2011, we had $0.8 million in outstanding accounts receivable due from SS/L and collection in excess of revenues and deferred revenues related to contract with SS/L were $1.4 million as of April 1, 2011. In addition, in the ordinary course of business, we received $1.2 million in cash from Telesat Canada, we recognized $2.2 million of expense related to Telesat Canada and we paid $7.2 million during fiscal 2011 to Telesat Canada.
     In July 2011, we entered into a Development and Service Agreement with frog design, Inc. for user experience design services related to our WildBlue network. We agreed to pay frog design $175,000 for such services. The sister-in-law of Thomas Moore, Senior Vice President of ViaSat and President of WildBlue, serves as Chief Operating Officer of frog design.
     A brother of Mark Dankberg, ViaSat’s Chairman and Chief Executive Officer, is a tax partner with Deloitte & Touche LLP. In the ordinary course of business, we have engaged, and may in the future engage, Deloitte to provide tax consulting and other services. During fiscal 2011, we paid Deloitte approximately $769,500 for these services. Another brother of Mr. Dankberg is employed by ViaSat as an information systems architect. He earned an aggregate of approximately $161,000 in base salary and bonus during fiscal 2011, and participates in our equity award and benefit programs.
     A brother of Mark Miller, ViaSat’s Chief Technical Officer, is a software engineer at ViaSat. He earned an aggregate of approximately $139,500 in base salary and bonus during fiscal 2011 with respect to his employment, and participates in our equity award and benefit programs.

Item 14. Principal Accounting Fees and Services
Principal Accounting Fees and Services
     The following is a summary of the fees billed by PricewaterhouseCoopers for professional services rendered for the fiscal years ended April 1, 2011 and April 2, 2010:

Fee Category	Fiscal 2011 Fees ($)	Fiscal 2010 Fees ($)
Audit Fees	1,738,603	1,724,812
Audit-Related Fees	7,033	165,510
Tax Fees	50,689	20,467
All Other Fees	19,788	12,000

Total Fees	1,816,113	1,922,789

     Audit Fees. This category includes the audit of our annual consolidated financial statements and the audit of our internal control over financial reporting, review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
     Audit-Related Fees. This category consists of assurance and related services provided by PricewaterhouseCoopers that are reasonably related to the performance of the audit or review of our consolidated financial statements, and are not reported above as Audit Fees. These services include accounting consultations in connection with acquisitions, and consultations concerning financial accounting and reporting standards.
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
Pre-Approval Policy of the Audit Committee
     The Audit Committee has established a policy that all audit and permissible non-audit services provided by our independent registered public accounting firm will be pre-approved by the Audit Committee. These services may include audit services, audit-related services, tax services and other services. The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of the independent registered public accounting firm. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval policy, and the fees for the services performed to date. During fiscal 2011, the fees paid to PricewaterhouseCoopers shown in the table above were pre-approved in accordance with this policy.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents previously filed as part of the 2011 Form 10-K:

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3) Exhibits

						Filed or
Exhibit		Incorporated by Reference				Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated as of September 30, 2009, by and among ViaSat, Inc., WildBlue Holding, Inc. and Aloha Merger Sub, Inc.	8-K	000-21767	2.1	10/02/2009

3.1	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.	10-Q	000-21767	3.1	11/14/2000

3.2	First Amended and Restated Bylaws of ViaSat, Inc.	S-3	333-116468	3.2	06/14/2004

4.1	Form of Common Stock Certificate	S-1/A	333-13183	4.1	11/05/1996

4.2	Indenture, dated as of October 22, 2009, by and among ViaSat, Inc., ViaSat Credit Corp., Enerdyne Technologies, Inc., ViaSat Satellite Ventures, LLC, VSV I Holdings, LLC, VSV II Holdings, LLC, ViaSat Satellite Ventures U.S. I, LLC, ViaSat Satellite Ventures U.S. II, LLC and Wilmington Trust FSB, as trustee	8-K	000-21767	4.1	10/22/2009

4.3	Form of 8.875% Senior Note due 2016 of ViaSat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.2 hereto)	8-K	000-21767	4.1	10/22/2009

10.1	Form of Indemnification Agreement between ViaSat, Inc. and each of its directors and officers	8-K	000-21767	99.1	03/07/2008

10.2*	ViaSat, Inc. Employee Stock Purchase Plan (as Amended and Restated Effective July 1, 2009)	8-K	000-21767	10.1	10/05/2009

10.3*	1996 Equity Participation Plan of ViaSat, Inc. (As Amended and Restated Effective September 22, 2010)	8-K	000-21767	10.1	09/24/2010

10.4*	Form of Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.2	10/02/2008

10.5*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.3	10/02/2008

10.6*	Form of Executive Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.4	10/02/2008

						Filed or
Exhibit		Incorporated by Reference				Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.7*	Form of Non-Employee Director Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.3	10/05/2009

10.8*	Form of Change in Control Severance Agreement between ViaSat, Inc. and each of its executive officers	8-K	000-21767	10.1	08/04/2010

10.9	Fourth Amended and Restated Revolving Loan Agreement dated July 1, 2009 by and among ViaSat, Inc., Banc of America Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Union Bank, N.A. and the other lenders party thereto	10-Q	000-21767	10.2	08/12/2009

10.10	First Amendment to Fourth Amended and Restated Revolving Loan Agreement, dated as of September 30, 2009, by and among ViaSat, Inc., Banc of America Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Union Bank, N.A., and the other lenders party thereto	8-K	000-21767	10.1	10/02/2009

10.11	Second Amendment to Fourth Amended and Restated Revolving Loan Agreement, dated as of October 6, 2009, by and among ViaSat, Inc., Banc of America Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Union Bank, N.A., Wells Fargo Bank, National Association and the other lenders party thereto	8-K	000-21767	10.1	10/09/2009

10.12	Third Amendment to Fourth Amended and Restated Revolving Loan Agreement, dated as of December 14, 2009, by and among ViaSat, Inc., Union Bank, N.A., and the other lenders party thereto	10-Q	000-21767	10.2	02/10/2010

10.13	Fourth Amendment to Fourth Amended and Restated Revolving Loan Agreement, dated as of March 15, 2010, by and among ViaSat, Inc., Banc of America Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Union Bank, N.A., Wells Fargo Bank, National Association and the other lenders party thereto	8-K	000-21767	10.1	03/17/2010

10.14	Fifth Amendment to Fourth Amended and Restated Revolving Loan Agreement, dated as of March 31, 2010, by and among ViaSat, Inc., Union Bank, N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A., Compass Bank and Wells Fargo Bank, National Association and the other lenders party thereto	10-K	000-21767	10.14	05/27/2011

10.15	Sixth Amendment to Fourth Amended and Restated Revolving Loan Agreement, dated as of October 12, 2010, by and among ViaSat, Inc., Union Bank, N.A., and the other lenders party thereto	10-Q	000-21767	10.1	02/09/2011

						Filed or
Exhibit		Incorporated by Reference				Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.16	Seventh Amendment to Fourth Amended and Restated Revolving Loan Agreement, dated as of January 25, 2011, by and among ViaSat, Inc., Bank of America, N.A., Union Bank, N.A., JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Compass Bank, Credit Suisse AG, Cayman Islands Branch, Bank of the West, and other lenders party thereto	8-K	000-21767	10.1	01/28/2011

10.17	Lease, dated March 24, 1998, by and between W9/LNP Real Estate Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, California)	10-K	000-21767	10.27	06/29/1998

10.18	Amendment to Lease, dated June 17, 2004, by and between Levine Investments Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, CA)	10-Q	000-21767	10.1	08/10/2004

10.19†	Contract for the ViaSat Satellite Program dated as of January 7, 2008 between ViaSat, Inc. and Space Systems/Loral, Inc.	10-Q	000-21767	10.1	02/06/2008

10.20	Beam Sharing Agreement dated January 11, 2008 between ViaSat, Inc. and Loral Space & Communications, Inc.	10-Q	000-21767	10.2	02/06/2008

10.21†	Amended and Restated Launch Services Agreement dated May 7, 2009 between ViaSat, Inc. and Arianespace	10-K	000-21767	10.13	05/28/2009

10.22†	Contract for Launch Services dated March 5, 2009 between ViaSat, Inc. and ILS International Launch Services, Inc.	10-K	000-21767	10.14	05/28/2009

10.23†	Award/Contract dated March 10, 2010 between ViaSat, Inc. and Space and Naval Warfare Systems	10-K	000-21767	10.14	06/01/2010

21.1	Subsidiaries	10-K	000-21767	21.1	05/27/2011

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	10-K	000-21767	23.1	05/27/2011

24.1	Power of Attorney (see signature page)	10-K	000-21767	24.1	05/27/2011

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer					X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer					X

Filed or
Exhibit		Incorporated by Reference				Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	000-21767	32.1	05/27/2011

101.INS**	XBRL Instance Document	10-K	000-21767	101.INS	05/27/2011

101.SCH**	XBRL Taxonomy Extension Schema	10-K	000-21767	101.SCH	05/27/2011

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	10-K	000-21767	101.CAL	05/27/2011

101.LAB**	XBRL Taxonomy Extension Labels Linkbase	10-K	000-21767	101.LAB	05/27/2011

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	10-K	000-21767	101.PRE	05/27/2011

101.DEF**	XBRL Taxonomy Extension Definition Linkbase	10-K	000-21767	101.DEF	05/27/2011

*	Indicates management contract, compensatory plan or arrangement.

†	Portions of this exhibit (indicated by asterisks) have been omitted and separately filed with the Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

**	Attached as Exhibit 101 to the 2011 Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are otherwise not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.
Date: July 26, 2011	By:	/s/ MARK DANKBERG
Chairman and Chief Executive Officer