Form 10-Q
period 2011-07-01
VIASAT INC
filed 2011-08-10
CIK 797721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2011.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of July 29, 2011 was 42,128,864.

VIASAT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIASAT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	July 1, 2011	April 1, 2011
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$26,113	$40,490
Accounts receivable, net	177,066	191,889
Inventories	124,439	98,555
Deferred income taxes	18,805	18,805
Prepaid expenses and other current assets	24,066	21,141

Total current assets	370,489	370,880

Satellites, net	533,197	533,000
Property and equipment, net	243,223	233,139
Other acquired intangible assets, net	77,088	81,889
Goodwill	83,702	83,532
Other assets	106,546	103,308

Total assets	$1,414,245	$1,405,748

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$64,545	$71,712
Accrued liabilities	115,124	130,583
Current portion of other long-term debt	1,366	1,128

Total current liabilities	181,035	203,423

Senior Notes due 2016, net	272,420	272,296
Other long-term debt	76,710	61,946
Other liabilities	24,546	23,842

Total liabilities	554,711	561,507

Commitments and contingencies (Note 8)
Equity:
ViaSat, Inc. stockholders’ equity
Common stock	4	4
Paid-in capital	616,713	601,029
Retained earnings	256,481	254,722
Common stock held in treasury	(20,072)	(17,907)
Accumulated other comprehensive income	2,457	2,277

Total ViaSat, Inc. stockholders’ equity	855,583	840,125
Noncontrolling interest in subsidiary	3,951	4,116

Total equity	859,534	844,241

Total liabilities and equity	$1,414,245	$1,405,748

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	July 1, 2011	July 2, 2010
	(In thousands, except per share data)
Revenues:
Product revenues	$122,546	$125,002
Service revenues	72,555	67,002

Total revenues	195,101	192,004
Operating expenses:
Cost of product revenues	92,285	94,714
Cost of service revenues	49,316	39,062
Selling, general and administrative	41,733	38,921
Independent research and development	5,694	7,314
Amortization of acquired intangible assets	4,772	4,610

Income from operations	1,301	7,383

Other income (expense):
Interest income	26	139
Interest expense	—	(2,141)

Income before income taxes	1,327	5,381

(Benefit from) provision for income taxes	(267)	1,981

Net income	1,594	3,400
Less: Net (loss) income attributable to the noncontrolling interest, net of tax	(165)	139

Net income attributable to ViaSat, Inc.	$1,759	$3,261

Basic net income per share attributable to ViaSat, Inc. common stockholders	$0.04	$0.08
Diluted net income per share attributable to ViaSat, Inc. common stockholders	$0.04	$0.08

Shares used in computing basic net income per share	41,803	39,968
Shares used in computing diluted net income per share	43,749	42,125
See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	July 1, 2011	July 2, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$1,594	$3,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,372	20,409
Amortization of intangible assets	6,109	4,618
Deferred income taxes	—	1,764
Stock-based compensation expense	4,175	4,167
Loss on disposition of fixed assets	1,329	1,088
Other non-cash adjustments	253	446
Increase (decrease) in cash resulting from changes in operating assets and liabilities
Accounts receivable	14,649	14,271
Inventories	(22,591)	(5,538)
Other assets	(2,773)	4,345
Accounts payable	(3,616)	(6,540)
Accrued liabilities	(15,071)	(4,795)
Other liabilities	479	1,043

Net cash provided by operating activities	8,909	38,678
Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(36,567)	(41,306)
Cash paid for patents, licenses and other assets	(4,119)	(3,851)

Net cash used in investing activities	(40,686)	(45,157)
Cash flows from financing activities:
Proceeds from line of credit borrowings	15,000	—
Payments on line of credit	—	(30,000)
Proceeds from issuance of common stock under equity plans	4,469	6,198
Purchase of common stock in treasury	(2,165)	(1,816)

Net cash provided by (used in) financing activities	17,304	(25,618)
Effect of exchange rate changes on cash	96	(203)

Net decrease in cash and cash equivalents	(14,377)	(32,300)
Cash and cash equivalents at beginning of period	40,490	89,631

Cash and cash equivalents at end of period	$26,113	$57,331

Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$6,340	$5,096
See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share data)

	ViaSat, Inc. Stockholders
	Common Stock				Common Stock Held		Accumulated
	Number of				in Treasury		Other	Noncontrolling
	Shares		Paid-in	Retained	Number of		Comprehensive	Interest in		Comprehensive
	Issued	Amount	Capital	Earnings	Shares	Amount	Income	Subsidiary	Total	Income
Balance at April 1, 2011	42,225,130	$4	$601,029	$254,722	(560,363)	$(17,907)	$2,277	$4,116	$844,241
Exercise of stock options	130,258	—	2,390	—	—	—	—	—	2,390
Issuance of stock under Employee Stock Purchase Plan	56,523	—	2,079	—	—	—	—	—	2,079
Stock-based compensation expense	—	—	4,875	—	—	—	—	—	4,875
Shares issued in settlement of certain accrued employee compensation liabilities	156,825	—	6,340	—	—	—	—	—	6,340
RSU awards vesting	129,470	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(48,918)	(2,165)	—	—	(2,165)
Net income	—	—	—	1,759	—	—	—	(165)	1,594	$1,594
Hedging transactions, net of tax	—	—	—	—	—	—	(128)	—	(128)	(128)
Foreign currency translation, net of tax	—	—	—	—	—	—	308	—	308	308

Comprehensive income										$1,774

Balance at July 1, 2011	42,698,206	$4	$616,713	$256,481	(609,281)	$(20,072)	$2,457	$3,951	$859,534

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Basis of Presentation
     The accompanying condensed consolidated balance sheet at July 1, 2011, the condensed consolidated statements of operations for the three months ended July 1, 2011 and July 2, 2010, the condensed consolidated statements of cash flows for the three months ended July 1, 2011 and July 2, 2010, and the condensed consolidated statement of equity and comprehensive income for the three months ended July 1, 2011 have been prepared by the management of ViaSat, Inc. (also referred to hereafter as the Company or ViaSat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended April 1, 2011 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended April 1, 2011 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).
     The Company’s condensed consolidated financial statements include the assets, liabilities and results of operations of ViaSat, its wholly owned subsidiaries and TrellisWare Technologies, Inc. (TrellisWare), a majority-owned subsidiary. All significant intercompany amounts have been eliminated.
     The Company’s fiscal year is the 52 or 53 weeks ending on the Friday closest to March 31 of the specified year. For example, references to fiscal year 2012 refer to the fiscal year ending on March 30, 2012. The Company’s quarters for fiscal year 2012 end on July 1, 2011, September 30, 2011, December 30, 2011 and March 30, 2012. This results in a 53 week fiscal year approximately every four to five years. Fiscal years 2012 and 2011 are both 52 week years.
     During the second quarter of fiscal year 2011, the Company completed the acquisition of Stonewood Group Limited (Stonewood), a privately held company registered in England and Wales. This acquisition was accounted for as a purchase and accordingly, the condensed consolidated financial statements include the operating results of Stonewood from the date of acquisition (see Note 10).
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Significant estimates made by management include revenue recognition, stock-based compensation, self-insurance reserves, allowance for doubtful accounts, warranty accrual, valuation of goodwill and other intangible assets, patents, orbital slots and orbital licenses, software development, property, equipment and satellites, long-lived assets, derivatives, contingencies and income taxes including the valuation allowance on deferred tax assets.
Revenue recognition
     A substantial portion of the Company’s revenues are derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the authoritative guidance for the percentage-of-completion method of accounting (Accounting Standards Codification (ASC) 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     In the first quarter of fiscal year 2011, after the Company performed extensive integration testing of numerous system components that had been separately developed as part of a government satellite communication program, the Company recorded an additional forward loss of $8.5 million for the significant additional labor and material costs for rework and testing required to complete the program requirements and specifications. Including this program, during the three months ended July 1, 2011 and July 2, 2010, the Company recorded losses of approximately $0.3 million and $8.7 million, respectively, related to loss contracts.
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
     The Company also enters into certain leasing arrangements with customers and evaluates the contracts in accordance with the authoritative guidance for leases (ASC 840). The Company’s accounting for equipment leases involves specific determinations under the authoritative guidance for leases, which often involve complex provisions and significant judgments. In accordance with the authoritative guidance for leases, the Company classifies the transactions as sales type or operating leases based on (1) review for transfers of ownership of the equipment to the lessee by the end of the lease term, (2) review of the lease terms to determine if it contains an option to purchase the leased equipment for a price which is sufficiently lower than the expected fair value of the equipment at the date of the option, (3) review of the lease term to determine if it is equal to or greater than 75% of the economic life of the equipment, and (4) review of the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. Additionally, the Company considers the cancelability of the contract and any related uncertainty of collections or risk in recoverability of the lease investment at lease inception. Revenue from sales type leases is recognized at the inception of the lease or when the equipment has been delivered and installed at the customer site, if installation is required. Revenues from equipment rentals under operating leases are recognized as earned over the lease term, which is generally on a straight-line basis.
     Beginning in the first quarter of fiscal year 2012, the Company adopted Accounting Standards Update (ASU) 2009-13 (ASU 2009-13), Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements, which updates ASC Topic 605-25, Revenue Recognition-Multiple element arrangements, of the Financial Accounting Standards Board (FASB) codification. ASU 2009-13 amended accounting guidance for revenue recognition to eliminate the use of the residual method and requires entities to allocate revenue using the relative selling price method. For substantially all of the arrangements with multiple deliverables, the Company allocates revenue to each element based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: vendor specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE are available (a description as to how the Company determines VSOE, TPE and ESP is provided below). If a tangible hardware systems product includes software, the Company determines whether the tangible hardware systems product and the software work together to deliver the product’s essential functionality and, if so, the entire product is treated as a nonsoftware deliverable. The total arrangement consideration is allocated to each separate unit of accounting for each of the nonsoftware deliverables using the relative selling prices of each unit based on the aforementioned selling price hierarchy. Revenue for each separate unit of accounting is recognized when the applicable revenue recognition criteria for each element have been met.
     To determine the selling price in multiple-element arrangements, the Company establishes VSOE of the selling price using the price charged for a deliverable when sold separately and for software license updates and product support and hardware systems support, based on the renewal rates offered to customers. For nonsoftware multiple-element arrangements, TPE is established by evaluating similar and/or interchangeable competitor products or services in standalone arrangements with similarly situated customers and/or agreements. If the Company is unable to determine the selling price because VSOE or TPE doesn’t exist, the Company determines ESP for the purposes of allocating the arrangement by reviewing historical transactions, including transactions whereby the deliverable was sold on a standalone basis and considers several other external and internal factors including, but not limited to, pricing practices including discounting, margin objectives, competition, the geographies in which the Company offers its products and services, the type of customer (i.e., distributor, value added reseller, government agency and direct end user, among others) and the stage of the product lifecycle. The determination of ESP considers the Company’s pricing model and go-to-market strategy. As the Company, or its competitors’, pricing and go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes to its determination of VSOE, TPE and ESP. As a result, the Company’s future revenue recognition for multiple-element arrangements could differ materially from those in the current period. The adoption of ASU 2009-13 did not have a material impact on the Company’s financial condition or results of operations for the three months ended July 1, 2011.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     In accordance with the authoritative guidance for shipping and handling fees and costs (ASC 605-45), the Company records shipping and handling costs billed to customers as a component of revenues, and shipping and handling costs incurred by the Company for inbound and outbound freight are recorded as a component of cost of revenues.
     Collections in excess of revenues and deferred revenues represent cash collected from customers in advance of revenue recognition and are recorded in accrued liabilities for obligations within the next twelve months. Amounts for obligations extending beyond twelve months are recorded within other liabilities in the condensed consolidated financial statements.
     Contract costs on U.S. government contracts are subject to audit and negotiations with U.S. government representatives. The Company’s incurred cost audits by the Defense Contract Audit Agency (DCAA) have not been completed for fiscal year 2003 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal year 2002 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of July 1, 2011, the Company had $6.7 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 8).
Property, equipment and satellites
     Equipment, computers and software, furniture and fixtures, the Company’s satellite under construction and related gateway and networking equipment under construction are recorded at cost, net of accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets ranging from two to twenty-four years. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term or the life of the improvement. Costs incurred for additions to property, equipment and satellites, together with major renewals and betterments, are capitalized and depreciated over the remaining life of the underlying asset. Costs incurred for maintenance, repairs and minor renewals and betterments are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in operations.
     Satellite construction costs, including launch services and insurance, are generally procured under long-term contracts that provide for payments over the contract periods and are capitalized as incurred. The Company is also constructing gateway facilities and network operations systems to support the satellite under construction and these construction costs are capitalized as incurred. Interest expense is capitalized on the carrying value of the satellite, related gateway and networking equipment and other assets during the construction period, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to ViaSat-1 (the Company’s high-capacity satellite), related gateway and networking equipment and other assets currently under construction, the Company capitalized $7.6 million of interest expense during the three months ended July 1, 2011, and $6.0 million of interest expense during the three months ended July 2, 2010.
     As a result of the acquisition of WildBlue Holding, Inc. (WildBlue) in December 2009, the Company acquired the WildBlue-1 satellite (which was placed into service in March 2007), an exclusive prepaid lifetime capital lease of Ka-band capacity over the continental United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and related gateway and networking equipment on both satellites. The acquired assets also included the indoor and outdoor customer premise equipment (CPE) units leased to subscribers under WildBlue’s retail leasing program. The Company depreciates the satellites, gateway and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of July 1, 2011 was $64.5 million and $22.9 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of April 1, 2011 was $61.6 million and $19.2 million, respectively.
     Occasionally, the Company may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of July 1, 2011, assets under capital leases totaled approximately $3.1 million and accumulated amortization related to such capital leases was $0.2 million. As of April 1, 2011, assets under capital leases totaled approximately $3.1 million and there was an immaterial amount of accumulated amortization. The Company records amortization of assets leased under capital lease arrangements within depreciation expense.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Patents, orbital slots and other licenses
     The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.2 million related to patents were included in other assets as of July 1, 2011 and April 1, 2011. Accumulated amortization related to these patents was $0.3 million as of July 1, 2011 and April 1, 2011. Amortization expense related to these patents was less than $0.1 million for the three months ended July 1, 2011 and July 2, 2010. The Company had capitalized costs of $5.9 million and $5.7 million related to acquiring and obtaining orbital slots and other licenses, included in other assets as of July 1, 2011 and April 1, 2011, respectively. Accumulated amortization related to certain other licenses placed in service during the first quarter of fiscal year 2012 was $0.1 million as of July 1, 2011 and there was no accumulated amortization as of April 1, 2011. Amortization expense related to certain other licenses placed in service during the first quarter of fiscal year 2012 was $0.1 million for the three months ended July 1, 2011 and there was no amortization expense for the three months ended July 2, 2010. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three months ended July 1, 2011 and July 2, 2010, the Company did not write off any material costs due to abandonment or impairment.
Software development
     Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $28.5 million and $24.5 million related to software developed for resale were included in other assets as of July 1, 2011 and April 1, 2011, respectively. The Company capitalized $5.2 million and $4.0 million of costs related to software developed for resale for the three months ended July 1, 2011 and July 2, 2010, respectively. Amortization expense for software development costs was $1.2 million for the three months ended July 1, 2011. There was no amortization expense of software development costs for the three months ended July 2, 2010.
Self-insurance liabilities
     The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance policies provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company’s self-insurance liability for the plans was $1.5 million as of July 1, 2011 and April 1, 2011. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued liabilities in accordance with the estimated timing of the projected payments.
Indemnification provisions
     In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At July 1, 2011 and April 1, 2011, no such amounts were accrued.
     Simultaneously with the execution of the merger agreement relating to the acquisition of WildBlue, the Company entered into an indemnification agreement dated September 30, 2009 with several of the former stockholders of WildBlue pursuant to which such former stockholders agreed to indemnify the Company for costs which result from, relate to or arise out of potential claims and liabilities under various WildBlue contracts, an existing appraisal action regarding WildBlue’s 2008 recapitalization, certain rights to acquire securities of WildBlue and a severance agreement. Under the indemnification agreement, the Company is required to pay up to $0.5 million and has recorded a liability of $0.5 million in the condensed consolidated balance sheets as of July 1, 2011 and April 1, 2011 as an element of accrued liabilities.

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
Common stock held in treasury
     During the first three months of fiscal year 2012 and 2011, the Company issued 129,470 and 143,860 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company repurchased 48,918 and 56,368 shares of common stock with a total value of $2.2 million and $1.8 million during the first three months of fiscal year 2012 and 2011, respectively. Repurchased shares of common stock of 609,281 and 560,363 were held in treasury as of July 1, 2011 and April 1, 2011, respectively.
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
     The fair values of the Company’s outstanding foreign currency forward contracts as of July 1, 2011 were as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet
	Classification	Value	Classification	Fair Value
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Other current assets	$54	Not applicable	$—

Total derivatives designated as hedging instruments		$54		$—

     The fair values of the Company’s outstanding foreign currency forward contracts as of April 1, 2011 were as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet
	Classification	Value	Classification	Fair Value
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Other current assets	$182	Not applicable	$—

Total derivatives designated as hedging instruments		$182		$—

     The notional value of foreign currency forward contracts outstanding as of July 1, 2011 and April 1, 2011 was $2.9 million and $4.6 million, respectively.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The effects of foreign currency forward contracts in cash flow hedging relationships during the three months ended July 1, 2011 were as follows:

Amount of
Gain or
(Loss)
	Amount	Location of	Amount of	Location of Gain	Recognized
	of Gain or	Gain or	Gain or	or (Loss)	in Income on
	(Loss)	(Loss)	(Loss)	Recognized in	Derivatives
	Recognized	Reclassified	Reclassified	Income on	(Ineffective
	in Accumulated	from	from	Derivatives	Portion and
	OCI	Accumulated	Accumulated	(Ineffective	Amount
	on	OCI into	OCI into	Portion and	Excluded
	Derivatives	Income	Income	Amount Excluded	from
	(Effective	(Effective	(Effective	from Effectiveness	Effectiveness
Derivatives in Cash Flow Hedging Relationships	Portion)	Portion)	Portion)	Testing)	Testing)
(In thousands)
Foreign currency forward contracts	$54	Cost of product revenues	$160	Not applicable	$—

Total	$54		$160		$—

     The effects of foreign currency forward contracts in cash flow hedging relationships during the three months ended July 2, 2010 were as follows:

Amount of
Gain or
(Loss)
	Amount	Location of	Amount of	Location of Gain	Recognized
	of Gain or	Gain or	Gain or	or (Loss)	in Income on
	(Loss)	(Loss)	(Loss)	Recognized in	Derivatives
	Recognized	Reclassified	Reclassified	Income on	(Ineffective
	in Accumulated	from	from	Derivatives	Portion and
	OCI	Accumulated	Accumulated	(Ineffective	Amount
	on	OCI into	OCI into	Portion and	Excluded
	Derivatives	Income	Income	Amount Excluded	from
	(Effective	(Effective	(Effective	from Effectiveness	Effectiveness
Derivatives in Cash Flow Hedging Relationships	Portion)	Portion)	Portion)	Testing)	Testing)
(In thousands)
Foreign currency forward contracts	$(89)	Cost of product revenues	$(9)	Not applicable	$—

Total	$(89)		$(9)		$—

     At July 1, 2011, the estimated net existing income that is expected to be reclassified into income within the next twelve months is approximately $0.1 million. Foreign currency forward contracts usually mature within approximately twelve months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for the three months ended July 1, 2011 and July 2, 2010.
Stock-based compensation
     In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense on a straight-line basis over the requisite service period of the employee’s award. Stock-based compensation expense is recognized in the condensed consolidated statement of operations for the three months ended July 1, 2011 and July 2, 2010 only for those awards ultimately expected to vest, with forfeitures estimated at the date of grant. The authoritative guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognized $4.2 million of stock-based compensation expense for each of the three months ended July 1, 2011 and July 2, 2010.
     For the three months ended July 1, 2011 and July 2, 2010, the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit award vesting as the excess tax benefit from stock options exercised and restricted stock unit award vesting increased the Company’s net operating loss carryforward.

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
Recent authoritative guidance
     In October 2009, the FASB issued authoritative guidance for revenue recognition with multiple deliverables (ASU 2009-13, which updated ASC 605-25). This new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The Company adopted this guidance in the first quarter of fiscal year 2012 without a material impact on its consolidated financial statements and disclosures.
     In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (ASC 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (IFRS). The new authoritative guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. While many of the amendments to GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This guidance is effective for the Company beginning in the fourth quarter of fiscal year 2012. Adoption of this authoritative guidance is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.
     In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new authoritative guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance will be effective for the Company beginning in the fourth quarter of fiscal year 2012 and should be applied retrospectively; however, early adoption is permitted. The Company is currently evaluating the impact that the authoritative guidance may have on its consolidated financial statements and disclosures.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 2 — Composition of Certain Balance Sheet Captions

	As of	As of
	July 1, 2011	April 1, 2011
	(In thousands)
Accounts receivable, net:
Billed	$84,475	$100,863
Unbilled	93,275	91,519
Allowance for doubtful accounts	(684)	(493)

	$177,066	$191,889

Inventories:
Raw materials	$51,637	$46,651
Work in process	23,140	18,713
Finished goods	49,662	33,191

	$124,439	$98,555

Prepaid expenses and other current assets:
Prepaid expenses	$21,152	$18,235
Income tax receivable	168	26
Other	2,746	2,880

	$24,066	$21,141

Satellites, net:
Satellite — WildBlue-1 (estimated useful life of 10 years)	$195,890	$195,890
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellite under construction	283,923	276,418

	578,903	571,398
Less accumulated depreciation and amortization	(45,706)	(38,398)

	$533,197	$533,000

Property and equipment, net:
Machinery and equipment (estimated useful life of 2-5 years)	$127,325	$122,113
Computer equipment and software (estimated useful life of 2-7 years)	95,284	66,768
CPE leased equipment (estimated useful life of 3-5 years)	64,542	61,610
Furniture and fixtures (estimated useful life of 7 years)	12,611	13,053
Leasehold improvements (estimated useful life of 2-11 years)	24,765	24,550
Building (estimated useful life of 24 years)	8,923	8,923
Land	4,384	4,384
Construction in progress	69,025	80,976

	406,859	382,377
Less accumulated depreciation and amortization	(163,636)	(149,238)

	$243,223	$233,139

Other acquired intangible assets, net:
Technology (weighted average useful life of 6 years)	$54,456	$54,344
Contracts and customer relationships (weighted average useful life of 7 years)	88,843	88,834
Non-compete agreements (weighted average useful life of 4 years)	9,352	9,332
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 3 years)	5,680	5,680
Other (weighted average useful life of 6 years)	9,335	9,331

	176,266	176,121
Less accumulated amortization	(99,178)	(94,232)

	$77,088	$81,889

Accrued liabilities:
Warranty reserve, current portion	$7,630	$8,014
Accrued vacation	16,076	15,600
Accrued employee compensation	4,035	18,804
Collections in excess of revenues and deferred revenues	59,223	61,916
Other	28,160	26,249

	$115,124	$130,583

Other liabilities:
Unrecognized tax position liabilities	$2,217	$2,217
Deferred rent, long-term portion	6,494	6,267
Deferred revenue, long-term portion	7,380	6,960
Deferred income taxes, long-term portion	3,363	3,374
Warranty reserve, long-term portion	5,028	4,928
Other	64	96

	$24,546	$23,842

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of July 1, 2011 and April 1, 2011:

	Fair Value as of
	July 1, 2011	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents	$367	$367	$—	$—
Foreign currency forward contracts	54	—	54	—

Total assets measured at fair value on a recurring basis	$421	$367	$54	$—

	Fair Value as of
	April 1, 2011	Level 1	Level 2	Level 3
		(In thousands)
Assets
Cash equivalents	$4,488	$4,488	$—	$—
Foreign currency forward contracts	182	—	182	—

Total assets measured at fair value on a recurring basis	$4,670	$4,488	$182	$—

     The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:
     Cash equivalents — The Company’s cash equivalents consist of money market funds. Money market funds are valued using quoted prices for identical assets in an active market with sufficient volume and frequency of transactions (Level 1).
     Foreign currency forward contracts — The Company uses derivative financial instruments to manage foreign currency risk relating to foreign exchange rates. The Company does not use these instruments for speculative or trading purposes. The Company’s objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. Derivative instruments are recognized as either assets or liabilities in the accompanying condensed consolidated financial statements and are measured at fair value. Gains and losses resulting from changes in the fair values of those derivative instruments are recorded to earnings or other comprehensive income (loss) depending on the use of the derivative instrument and whether it qualifies for hedge accounting. The Company’s foreign currency forward contracts are valued using quoted prices for similar assets and liabilities in active markets or other inputs that are observable or can be corroborated by observable market data.
     Long-term debt — The Company’s long-term debt consists of borrowings under the revolving credit facility (the Credit Facility) reported at the borrowed outstanding amount, capital lease obligations reported at the present value of future minimum lease payments with current accrued interest, and the Company’s 8.875% Senior Notes due 2016 (the Notes) reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s outstanding long-term debt related to the Notes is determined using quoted prices in active markets and was approximately $291.5 million and $293.6 million as of July 1, 2011 and April 1, 2011, respectively. The fair value of the Company’s long-term debt related to the Credit Facility approximates its carrying amount due to its variable interest rate on the revolving line of credit, which approximates a market interest rate. The fair value of the Company’s capital lease obligations is estimated at their carrying value based on current rates.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 4 — Shares Used In Computing Diluted Net Income Per Share

	Three Months Ended
	July 1, 2011	July 2, 2010
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net income per share attributable to ViaSat, Inc. common stockholders	41,803	39,968
Options to purchase common stock as determined by application of the treasury stock method	1,435	1,615
Restricted stock units to acquire common stock as determined by application of the treasury stock method	373	381
Potentially issuable shares in connection with certain terms of the amended ViaSat 401(k) Profit Sharing Plan	136	149
Employee Stock Purchase Plan equivalents	2	12

Shares used in computing diluted net income per share attributable to ViaSat, Inc. common stockholders	43,749	42,125

     Antidilutive shares relating to stock options excluded from the calculation were 241,525 and 345,700 shares for the three months ended July 1, 2011 and July 2, 2010, respectively. Antidilutive shares relating to restricted stock units excluded from the calculation were 4,824 and none for the three months ended July 1, 2011 and July 2, 2010, respectively.
Note 5 — Goodwill and Acquired Intangible Assets
     During the first quarter of fiscal year 2012, the Company’s change in goodwill of approximately $0.2 million related to the effect of foreign currency translation recorded within the Company’s government systems and commercial networks segments. Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of eight months to ten years. Amortization expense related to other acquired intangible assets was $4.8 million and $4.6 million for the three months ended July 1, 2011 and July 2, 2010, respectively.
     The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of the international businesses acquired. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the three months ended July 1, 2011	$4,772

Expected for the remainder of fiscal year 2012	$13,970
Expected for fiscal year 2013	15,615
Expected for fiscal year 2014	13,869
Expected for fiscal year 2015	13,793
Expected for fiscal year 2016	10,200
Thereafter	9,641

$77,088

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 6 — Senior Notes and Other Long-Term Debt
     Total long-term debt consisted of the following as of July 1, 2011 and April 1, 2011:

	As of	As of
	July 1, 2011	April 1, 2011
	(In thousands)
Senior Notes due 2016 (the Notes)
Notes	$275,000	$275,000
Unamortized discount on the Notes	(2,580)	(2,704)

Total Notes, net of discount	272,420	272,296
Less: current portion of the Notes	—	—

Total Notes long-term, net	272,420	272,296
Other Long-Term Debt
Line of credit	75,000	60,000
Capital lease obligations	3,076	3,074

Total other long-term debt	78,076	63,074
Less: current portion of other long-term debt	1,366	1,128

Other long-term debt, net	76,710	61,946
Total debt	350,496	335,370
Less: current portion	1,366	1,128

Long-term debt, net	$349,130	$334,242

Senior Notes due 2016
     In October 2009, the Company issued $275.0 million in principal amount of Notes in a private placement to institutional buyers, which Notes were exchanged in May 2010 for substantially identical Notes that had been registered with the Securities and Exchange Commission (SEC). The Notes bear interest at the rate of 8.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in March 2010. The Notes were issued with an original issue discount of 1.24%, or $3.4 million. The Notes are recorded as long-term debt, net of original issue discount, in the Company’s consolidated financial statements. The original issue discount and deferred financing cost associated with the issuance of the Notes is amortized to interest expense on a straight-line basis over the term of the Notes.
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
     Prior to September 15, 2012, the Company may redeem a portion of the Notes at the redemption price specified in the indenture, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. The Company may also redeem the Notes prior to September 15, 2012, in whole or in part, at a redemption price equal to the principal amount thereof plus the applicable “make-whole” premium and any accrued and unpaid interest, if any, thereon to the redemption date. The Notes may be redeemed, in whole or in part, at any time from September 15, 2012 at a fixed redemption price that declines ratably over time, plus accrued and unpaid interest, if any, thereon to the redemption date. For more information regarding the applicable redemption prices, see “Item 2. Management’s Discussion and Analysis of Financial Condition of Results of Operations — Liquidity and Capital Resources” of the Company’s Quarterly Report on Form 10-Q for the three months ended July 1, 2011.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     In the event a change of control occurs (as defined under the indenture), each holder will have the right to require the Company to repurchase all or any part of such holder’s Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).
Credit Facility
     As of July 1, 2011, the Credit Facility provided a revolving line of credit of $325.0 million (including up to $35.0 million of letters of credit), with a maturity date of January 25, 2016. Borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00% or the administrative agent’s prime rate as announced from time to time, or (2) at the Eurodollar rate plus, in the case of each of (1) and (2), an applicable margin that is based on the ratio of the Company’s debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At July 1, 2011, the weighted average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was 3.25%. The Company has capitalized certain amounts of interest expense on the Credit Facility in connection with the construction of ViaSat-1, related gateway and networking equipment and other assets currently under construction. The Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries and collateralized by substantially all of the Company’s and the Guarantor Subsidiaries’ assets.
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
     The Company was in compliance with its financial covenants under the Credit Facility as of July 1, 2011. At July 1, 2011, the Company had $75.0 million in principal amount of outstanding borrowings under the Credit Facility and $10.2 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of July 1, 2011 of $239.8 million.
Capital leases
     Occasionally, the Company may enter into capital lease agreements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of July 1, 2011 and April 1, 2011, the Company had approximately $3.1 million outstanding under capital leases payable over a weighted average period of 36 months, due fiscal years 2014 through 2015. These lease agreements bear interest at a weighted average rate of 4.69% and can be extended on a month-to-month basis after the original term.
Note 7 — Product Warranty
     The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty cost, the Company bases its estimates on its experience with the technology involved and the type of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the three months ended July 1, 2011 and July 2, 2010.

	Three Months Ended
	July 1, 2011	July 2, 2010
	(In thousands)
Balance, beginning of period	$12,942	$11,208
Change in liability for warranties issued in period	1,619	2,393
Settlements made (in cash or in kind) during the period	(1,903)	(1,357)

Balance, end of period	$12,658	$12,244

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
     The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCAA and other U.S. government agencies for its performance on government contracts, indirect rates and pricing practices, accounting and management internal control systems, and compliance with applicable contracting and procurement laws, regulations and standards. Such audits or reviews could result in significant customer refunds, penalties and sanctions against the Company, and could adversely affect the Company’s ability to receive timely payment on contracts, perform contracts or compete for contracts with the U.S. Government. The Company’s incurred cost audits by the DCAA have not been completed for fiscal year 2003 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal year 2002 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of July 1, 2011, the Company had $6.7 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on status of the related contracts.
Note 9 — Income Taxes
     The Company currently estimates its annual effective income tax rate to be a benefit of approximately 0.8% for fiscal year 2012, compared to the actual zero effective income tax rate in fiscal year 2011. The estimated annual effective income tax rate reflects the December 31, 2011 expiration of the federal research and development tax credit. If the federal research and development tax credit is reinstated, the Company may have a lower annual effective tax rate for fiscal year 2012, and the amount of any such tax rate reduction will depend on the effective date of any such reinstatement, the terms of the reinstatement, as well as the amount of eligible research and development expenses in the reinstated period. The estimated effective tax rate is different from the expected statutory rate primarily due to research and development tax credits.
     For the three months ended July 1, 2011, the Company’s gross unrecognized tax benefits increased by $0.9 million. In the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease by up to approximately $3.1 million as a result of the expiration of the statute of limitations or settlements with tax authorities for previously filed tax returns.
Note 10 — Acquisition
Stonewood acquisition
     On July 8, 2010, the Company completed the acquisition of all outstanding shares of the parent company of Stonewood. Stonewood is a leader in the design, manufacture and delivery of data at rest encryption products and services. Stonewood products are used to encrypt data on computer hard drives so that a lost or stolen laptop does not result in the compromise of classified information or the loss of intellectual property. These products enhance the Company’s current encryption security offerings within the Company’s information assurance products in the government systems segment. The purchase price of approximately $18.8 million was comprised of $4.6 million related to the fair value of 144,962 shares of the Company’s common stock issued at the closing and $14.2 million in cash consideration paid to former Stonewood stockholders. The $14.2 million in cash consideration paid to the former Stonewood stockholders less cash acquired of $0.7 million resulted in a net cash outlay of approximately $13.5 million. The acquisition was accounted for as a purchase and accordingly, the condensed consolidated financial statements include the operating results of Stonewood from the date of acquisition. The purchase price allocation is preliminary due to pending resolution of certain Stonewood tax attributes.

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
     As discussed further in Note 1, included in the government systems segment operating profit for the three months ended July 2, 2010 is an $8.5 million forward loss recorded on a government satellite communications program.

	Three Months Ended
	July 1, 2011	July 2, 2010
	(In thousands)
Revenues
Government Systems	$86,169	$88,845
Commercial Networks	52,069	45,619
Satellite Services	56,863	57,540
Elimination of intersegment revenues	—	—

Total revenues	$195,101	$192,004

Operating profits (losses)
Government Systems	$7,380	$1,658
Commercial Networks	(3,240)	(1,170)
Satellite Services	1,933	11,461
Elimination of intersegment operating profits	—	—

Segment operating profit before corporate and amortization of acquired intangible assets	6,073	11,949
Corporate	—	44
Amortization of acquired intangible assets	(4,772)	(4,610)

Income from operations	$1,301	$7,383

     Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. Segment assets as of July 1, 2011 and April 1, 2011 were as follows:

	As of	As of
	July 1, 2011	April 1, 2011
	(In thousands)
Segment assets
Government Systems	$225,948	$228,194
Commercial Networks	141,310	133,158
Satellite Services	94,657	93,857

Total segment assets	461,915	455,209
Corporate assets	952,330	950,539

Total assets	$1,414,245	$1,405,748

     Other acquired intangible assets, net and goodwill included in segment assets as of July 1, 2011 and April 1, 2011 were as follows:

	Acquired Intangible
	Assets, Net		Goodwill
	July 1, 2011	April 1, 2011	July 1, 2011	April 1, 2011
		(In thousands)
Government Systems	$10,468	$11,157	$29,988	$30,023
Commercial Networks	4,517	5,391	43,905	43,700
Satellite Services	62,103	65,341	9,809	9,809

Total	$77,088	$81,889	$83,702	$83,532

     Amortization of acquired intangible assets by segment for the three months ended July 1, 2011 and July 2, 2010 was as follows:

	Three Months Ended
	July 1, 2011	July 2, 2010
	(In thousands)
Government Systems	$651	$269
Commercial Networks	883	1,103
Satellite Services	3,238	3,238

Total amortization of acquired intangible assets	$4,772	$4,610

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Revenue information by geographic area for the three months ended July 1, 2011 and July 2, 2010 was as follows:

	Three Months Ended
	July 1, 2011	July 2, 2010
	(In thousands)
United States	$154,201	$161,165
Europe, Middle East and Africa	26,904	20,614
Asia, Pacific	7,178	6,833
North America other than United States	4,224	1,322
Latin America	2,594	2,070

Total revenues	$195,101	$192,004

     The Company distinguishes revenues from external customers by geographic area based on customer location.
     The net book value of long-lived assets located outside the United States was $11.5 million and $7.9 million at July 1, 2011 and April 1, 2011, respectively.
Note 12 — Certain Relationships and Related-Party Transactions
     Michael Targoff, a director of the Company since February 2003, currently serves as the Chief Executive Officer and the Vice Chairman of the board of directors of Loral Space & Communications, Inc. (Loral), the parent of Space Systems/Loral, Inc. (SS/L), and is also a director of Telesat Holdings, Inc., a joint venture company formed by Loral and the Public Sector Pension Investment Board to acquire Telesat Canada in October 2007. John Stenbit, a director of the Company since August 2004, also currently serves on the board of directors of Loral.
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
     During the three months ended July 1, 2011 and July 2, 2010, under the satellite construction contract, the Company paid $1.3 million and $10.6 million, respectively, to SS/L. During the three months ended July 1, 2011 and July 2, 2010, the Company also received less than $0.1 million and $3.8 million of cash, respectively, from SS/L under the beam sharing agreement with Loral. All other amounts related to SS/L under the ViaSat-1 related satellite contracts were not material.
     From time to time, the Company enters into various contracts in the ordinary course of business with SS/L and Telesat Canada. Under a contract with SS/L, the Company recognized $1.5 million and $0.1 million in revenue during the three months ended July 1, 2011 and July 2, 2010, respectively, related to a contract with SS/L. Collections in excess of revenues and deferred revenues related to a contract with SS/L were $0.3 million and $1.4 million as of July 1, 2011 and April 1, 2011, respectively. The Company received cash of $1.0 million and $0.8 million from Telesat Canada during the three months ended July 1, 2011 and July 2, 2010, respectively. During the three months ended July 1, 2011 and July 2, 2010, the Company paid $2.4 million and $2.8 million, respectively, to Telesat Canada. All other amounts related to SS/L and Telesat Canada, excluding activities under the ViaSat-1 related satellite contracts, were not material.

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 13 — Financial Statements of Parent and Subsidiary Guarantors
     In October 2009, the Company issued $275.0 million in principal amount of Notes in a private placement to institutional buyers. The Notes were exchanged in May 2010 for substantially identical Notes that had been registered with the SEC. The Notes are jointly and severally guaranteed on a full and unconditional basis by each of the Guarantor Subsidiaries, which are 100% owned by the Company. The indenture governing the Notes limits, among other things, the Company’s and its restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; reduce the Company’s satellite insurance; and consolidate or merge with, or sell substantially all of their assets to, another person.
     The following supplemental financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of operations and statements of cash flows for the Company (as “Issuing Parent Company”), the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Company and subsidiaries as of July 1, 2011 and April 1, 2011 and for the three months ended July 1, 2011 and July 2, 2010.
Condensed Consolidated Balance Sheet as of July 1, 2011

				Consolidation and
	Issuing Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(Unaudited, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$12,910	$3,555	$9,648	$—	$26,113
Accounts receivable, net	158,763	11,752	6,551	—	177,066
Inventories	107,911	8,955	8,588	(1,015)	124,439
Deferred income taxes	16,428	1,723	162	492	18,805
Prepaid expenses and other current assets	16,208	6,240	1,618	—	24,066

Total current assets	312,220	32,225	26,567	(523)	370,489

Satellites, net	283,923	249,274	—	—	533,197
Property and equipment, net	140,552	97,110	5,604	(43)	243,223
Other acquired intangible assets, net	5,230	62,103	9,755	—	77,088
Goodwill	63,939	9,687	10,076	—	83,702
Investments in subsidiaries and intercompany receivables	480,692	2,869	563	(484,124)	—
Other assets	93,078	12,885	583	—	106,546

Total assets	$1,379,634	$466,153	$53,148	$(484,690)	$1,414,245

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$58,481	$5,329	$735	$—	$64,545
Accrued liabilities	89,169	22,644	3,311	—	115,124
Current portion of other long-term debt	125	1,241	—	—	1,366

Total current liabilities	147,775	29,214	4,046	—	181,035

Senior Notes due 2016, net	272,420	—	—	—	272,420
Other long-term debt	75,172	1,538	—	—	76,710
Intercompany payables	11,191	—	16,029	(27,220)	—
Other liabilities	16,932	4,691	2,923	—	24,546

Total liabilities	523,490	35,443	22,998	(27,220)	554,711

Equity:
ViaSat, Inc. stockholders’ equity
Total ViaSat, Inc. stockholders’ equity	856,144	430,710	30,150	(461,421)	855,583

Noncontrolling interest in subsidiary	—	—	—	3,951	3,951

Total equity	856,144	430,710	30,150	(457,470)	859,534

Total liabilities and equity	$1,379,634	$466,153	$53,148	$(484,690)	$1,414,245

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidated Balance Sheet as of April 1, 2011

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

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidated Statement of Operations for the Three Months Ended July 1, 2011

				Consolidation and
	Issuing Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(Unaudited, in thousands)
Revenues:
Product revenues	$118,913	$652	$3,250	$(269)	$122,546
Service revenues	17,697	53,351	2,226	(719)	72,555

Total revenues	136,610	54,003	5,476	(988)	195,101
Operating expenses:
Cost of product revenues	89,564	757	2,573	(609)	92,285
Cost of service revenues	10,892	37,136	1,958	(670)	49,316
Selling, general and administrative	26,615	13,077	2,044	(3)	41,733
Independent research and development	5,365	—	338	(9)	5,694
Amortization of acquired intangible assets	970	3,238	564	—	4,772

Income (loss) from operations	3,204	(205)	(2,001)	303	1,301

Other income (expense):
Interest income	133	—	2	(109)	26
Interest expense	—	—	(109)	109	—

Income (loss) before income taxes	3,337	(205)	(2,108)	303	1,327

Provision for (benefit from) income taxes	(20)	(90)	(157)	—	(267)
Equity in net income (loss) of consolidated subsidiaries	(1,901)	—	—	1,901	—

Net income (loss)	1,456	(115)	(1,951)	2,204	1,594
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	(165)	(165)

Net income (loss) attributable to ViaSat, Inc.	$1,456	$(115)	$(1,951)	$2,369	$1,759

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidated Statement of Operations for the Three Months Ended July 2, 2010

				Consolidation
	Issuing		Non-	and
	Parent	Guarantor	Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(Unaudited, in thousands)
Revenues:
Product revenues	$125,141	$551	$1,342	$(2,032)	$125,002
Service revenues	11,222	53,543	2,655	(418)	67,002

Total revenues	136,363	54,094	3,997	(2,450)	192,004
Operating expenses:
Cost of product revenues	95,288	475	944	(1,993)	94,714
Cost of service revenues	8,004	29,681	1,765	(388)	39,062
Selling, general and administrative	25,561	12,478	882	—	38,921
Independent research and development	7,261	—	53	—	7,314
Amortization of acquired intangible assets	1,260	3,238	112	—	4,610

Income (loss) from operations	(1,011)	8,222	241	(69)	7,383

Other income (expense):
Interest income	225	—	3	(89)	139
Interest expense	(2,141)	—	(89)	89	(2,141)

Income (loss) before income taxes	(2,927)	8,222	155	(69)	5,381

Provision for (benefit from) income taxes	(1,544)	3,309	216	—	1,981
Equity in net income (loss) of consolidated subsidiaries	4,713	—	—	(4,713)	—

Net income (loss)	3,330	4,913	(61)	(4,782)	3,400
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	139	139

Net income (loss) attributable to ViaSat, Inc.	$3,330	$4,913	$(61)	$(4,921)	$3,261

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidated Statement of Cash Flows for the Three Months Ended July 1, 2011

				Consolidation
				and
	Issuing Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(Unaudited, in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(4,303)	$12,921	$291	$—	$8,909

Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(30,440)	(5,897)	(230)	—	(36,567)
Cash paid for patents, licenses and other assets	(4,112)	—	(7)	—	(4,119)
Investment in subsidiaries	(955)	—	—	955	—

Net cash provided by (used in) investing activities	(35,507)	(5,897)	(237)	955	(40,686)
Cash flows from financing activities:
Proceeds from line of credit borrowings	15,000	—	—	—	15,000
Proceeds from issuance of common stock under equity plans	4,469	—	—	—	4,469
Purchase of common stock in treasury	(2,165)	—	—	—	(2,165)
Intercompany long-term financing	11,069	(11,069)	955	(955)	—

Net cash provided by (used in) financing activities	28,373	(11,069)	955	(955)	17,304
Effect of exchange rate changes on cash	—	—	96	—	96

Net increase (decrease) in cash and cash equivalents	(11,437)	(4,045)	1,105	—	(14,377)
Cash and cash equivalents at beginning of period	24,347	7,600	8,543	—	40,490

Cash and cash equivalents at end of period	$12,910	$3,555	$9,648	$—	$26,113

VIASAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidated Statement of Cash Flows for the Three Months Ended July 2, 2010

				Consolidation and
	Issuing Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(Unaudited, in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$7,153	$31,192	$416	$(83)	$38,678

Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(32,065)	(8,601)	(723)	83	(41,306)
Cash paid for patents, licenses and other assets	(3,851)	—	—	—	(3,851)
Investment in subsidiaries	(1,046)	100	(148)	1,094	—

Net cash provided by (used in) investing activities	(36,962)	(8,501)	(871)	1,177	(45,157)

Cash flows from financing activities:
Payments on line of credit	(30,000)	—	—	—	(30,000)
Proceeds from issuance of common stock under equity plans	6,198	—	—	—	6,198
Purchase of common stock in treasury	(1,816)	—	—	—	(1,816)
Intercompany long-term financing	31,475	(31,427)	1,046	(1,094)	—

Net cash provided by (used in) financing activities	5,857	(31,427)	1,046	(1,094)	(25,618)
Effect of exchange rate changes on cash	—	—	(203)	—	(203)

Net increase (decrease) in cash and cash equivalents	(23,952)	(8,736)	388	—	(32,300)
Cash and cash equivalents at beginning of period	66,258	16,216	7,157	—	89,631

Cash and cash equivalents at end of period	$42,306	$7,480	$7,545	$—	$57,331

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future growth and revenues from our products; the launch of our ViaSat-1 satellite; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 1, 2011, elsewhere in this report and our other filings with the Securities and Exchange Commission (SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
Company Overview
     We are a leading provider of advanced satellite and wireless communications and secure networking systems, products and services. We have leveraged our success developing complex satellite communication systems and equipment for the U.S. government and select commercial customers to develop end-to-end satellite network solutions for a wide array of applications and customers. Our product and systems offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that our portfolio of products, combined with our ability to effectively cross-deploy technologies between government and commercial segments and across different geographic markets, provides us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies. Our customers, including the U.S. government, leading aerospace and defense prime contractors, network integrators and communications service providers, rely on our solutions to meet their complex communications and networking requirements. In addition, through our wholly owned subsidiary WildBlue Holding, Inc. (WildBlue), we are a leading wholesale and retail provider of satellite broadband internet services in the United States. ViaSat, Inc. was incorporated in California in 1986, and reincorporated as a Delaware corporation in 1996.
     ViaSat operates in three segments: government systems, commercial networks and satellite services.
Government Systems
     Our government systems segment develops and produces network-centric internet protocol (IP)-based secure government communications systems, products and solutions, which are designed to enable the collection and dissemination of secure real-time digital information between command centers, communications nodes and air defense systems. Customers of our government systems segment include armed forces, public safety first-responders and remote government employees.
     The primary products and services of our government systems segment include:
•	Government satellite communication systems, including an array of portable, mobile and fixed broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands for line-of-sight and beyond-line-of-sight Intelligence, Surveillance, and Reconnaissance (ISR) and Command and Control (C2) missions, satellite networking services, as well as products designed for manpacks, aircraft, unmanned aerial vehicles (UAVs), seagoing vessels, ground mobile vehicles and fixed applications.
•	Information security and assurance products that enable military and government users to communicate information securely over networks, and that secure data stored on computers and storage devices.
•	Tactical data links, including Multifunctional Information Distribution System (MIDS) terminals for military fighter jets, and their successor, MIDS Joint Tactical Radio System (MIDS JTRS) terminals, “disposable” weapon data links, and portable small tactical terminals.

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
     Our satellite communication systems, ground networking equipment and products cater to a wide range of domestic and international commercial customers and include:
•	Consumer broadband, including next-generation satellite network infrastructure and ground terminals to access high-capacity satellites.
•	Antenna systems for terrestrial and satellite applications, specializing in geospatial imagery, mobile satellite communication, Ka-band gateways, and other multi-band antennas.
•	Mobile broadband satellite communication systems, designed for use in aircraft, seagoing vessels and high-speed trains.
•	Enterprise Very Small Aperture Terminal (VSAT) networks and products, designed to provide enterprises with broadband access to the internet or private networks.
•	Satellite networking development programs, including specialized design and technology services covering all aspects of satellite communication system architecture and technology.
Satellite Services
     Our satellite services segment complements both our government systems and commercial networks segments by providing wholesale and retail satellite-based broadband internet services via our distribution and capacity agreements, as well as managed network services for the satellite communication systems of our consumer, enterprise and mobile broadband customers. Commencing in late 2011, we expect this segment to also include broadband services using our new high-capacity Ka-band spot-beam satellite, ViaSat-1. In late July 2011, construction of the ViaSat-1 satellite and on-site testing at the satellite manufacturer was completed and the satellite is being readied for shipment to the launch facility at the Baikonur Cosmodrome in Kazakhstan. In late September 2011, following the launch preparation process, we expect the satellite to be launched into orbit.
     The primary services offered by our satellite services segment comprise:
•	Wholesale and retail broadband services, comprised of WildBlue® service, which provides two-way satellite-based broadband internet access to consumers and small businesses in the United States.
•	Our YonderTM worldwide mobile broadband services is comprised of global network management services for customers who use our ArcLight®-based mobile satellite systems supporting airborne, maritime and various ground-mobile customers.
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
     Our products in these segments are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts, which require us to provide products and services under a contract at a specified price, comprised approximately 94% of our total revenues for each of the three months ended July 1, 2011 and July 2, 2010. The remainder of our revenue in these segments for such periods was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).
     Historically, a significant portion of our revenues has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately $54.0 million or 28% and $39.6 million or 21% of our total revenues in the three months ended July 1, 2011 and July 2, 2010, respectively.

     We also incur independent research and development (IR&D) expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development programs. IR&D expenses were approximately 3% and 4% of total revenues during the three months ended July 1, 2011 and July 2, 2010, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.
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
Revenue recognition
     A substantial portion of our revenues is derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to these contracts are accounted for under the authoritative guidance for the percentage-of-completion method of accounting (Accounting Standards Codification (ASC) 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract or as products are shipped under the units-of-delivery method.
     The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended July 1, 2011 and July 2, 2010, we recorded losses of approximately $0.3 million and $8.7 million, respectively, related to loss contracts.
     Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and future cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. We believe we have established appropriate systems and processes to enable us to reasonably estimate future cost on our programs through regular quarterly evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of July 1, 2011 would change our income before income taxes by approximately $0.5 million.

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
     Beginning in the first quarter of fiscal year 2012, we adopted Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements, which updates ASC Topic 605-25, Revenue Recognition-Multiple element arrangements, of the Financial Accounting Standards Board (FASB) codification. ASU 2009-13 amended accounting guidance for revenue recognition to eliminate the use of the residual method and requires entities to allocate revenue using the relative selling price method. For substantially all of the arrangements with multiple deliverables, we allocate revenue to each element based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: vendor specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE are available (a description as to how we determine VSOE, TPE and ESP is provided below). If a tangible hardware systems product includes software, we determine whether the tangible hardware systems product and the software work together to deliver the product’s essential functionality and, if so, the entire product is treated as a nonsoftware deliverable. The total arrangement consideration is allocated to each separate unit of accounting for each of the nonsoftware deliverables using the relative selling prices of each unit based on the aforementioned selling price hierarchy. Revenue for each separate unit of accounting is recognized when the applicable revenue recognition criteria for each element have been met.
     To determine the selling price in multiple-element arrangements, we establish VSOE of the selling price using the price charged for a deliverable when sold separately and for software license updates and product support and hardware systems support, based on the renewal rates offered to customers. For nonsoftware multiple-element arrangements, TPE is established by evaluating similar and/or interchangeable competitor products or services in standalone arrangements with similarly situated customers and/or agreements. If we are unable to determine the selling price because VSOE or TPE doesn’t exist, we determine ESP for the purposes of allocating the arrangement by reviewing historical transactions, including transactions whereby the deliverable was sold on a standalone basis and considering several other external and internal factors including, but not limited to, pricing practices including discounting, margin objectives, competition, the geographies in which we offer our products and services, the type of customer (i.e. distributor, value added reseller, government agency and direct end user, among others) and the stage of the product lifecycle. The determination of ESP considers our pricing model and go-to-market strategy. As our, or our competitors’, pricing and go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to our determination of VSOE, TPE and ESP. As a result, our future revenue recognition for multiple-element arrangements could differ materially from those in the current period. The adoption of ASU 2009-13 did not have a material impact on the Company’s financial condition or results of operations for the three months ended July 1, 2011.
     Collections in excess of revenues and deferred revenues represent cash collected from customers in advance of revenue recognition and are recorded in accrued liabilities for obligations within the next twelve months. Deferred revenues extending beyond the twelve months are recorded within other liabilities in the condensed consolidated financial statements.

Allowance for doubtful accounts
     We make estimates of the collectability of our accounts receivable based on historical bad debts, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debt allowances have been minimal primarily because a significant portion of our sales has been to the U.S. government or is related to our satellite service commercial business, which we bill and collect in advance. Our accounts receivable balance was $177.1 million, net of allowance for doubtful accounts of $0.7 million, as of July 1, 2011, and our accounts receivable balance was $191.9 million, net of allowance for doubtful accounts of $0.5 million, as of April 1, 2011.
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
     As a result of the acquisition of WildBlue in December 2009, we acquired the WildBlue-1 satellite (which had been placed into service in March 2007) and an exclusive prepaid lifetime capital lease of Ka-band capacity on Telesat Canada’s Anik F2 satellite (which had been placed into service in April 2005) and related gateway and networking equipment on both satellites. The acquired assets also included the indoor and outdoor customer premise equipment (CPE) units leased to subscribers under WildBlue’s retail leasing program.

     Occasionally, we may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of both July 1, 2011 and April 1, 2011, assets under capital lease totaled approximately $3.1 million. We record amortization of assets leased under capital lease arrangements within depreciation expense.
Impairment of long-lived assets (property, equipment and satellites, and other assets)
     In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three months ended July 1, 2011 and July 2, 2010.
Income taxes and valuation allowance on deferred tax assets
     Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our valuation allowance against deferred tax assets increased from $12.7 million at April 1, 2011 to $12.8 million at July 1, 2011. The valuation allowance primarily relates to state net operating loss carryforwards and research credit carryforwards available to reduce state income taxes.
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

Results of Operations
     The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Three Months Ended
	July 1, 2011	July 2, 2010
Revenues:	100.0%	100.0%
Product revenues	62.8	65.1
Service revenues	37.2	34.9
Operating expenses:
Cost of product revenues	47.3	49.3
Cost of service revenues	25.3	20.3
Selling, general and administrative	21.4	20.3
Independent research and development	2.9	3.8
Amortization of acquired intangible assets	2.4	2.4
Income from operations	0.7	3.9
Income before income taxes	0.7	2.8
Net income	0.8	1.8
Net income attributable to ViaSat, Inc.	0.9	1.7
Three Months Ended July 1, 2011 vs. Three Months Ended July 2, 2010
Product revenues

	Three Months Ended		Dollar	Percentage
	July 1,	July 2,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Product revenues	$122.5	$125.0	$(2.5)	(2.0)%
Percentage of total revenues	62.8%	65.1%
     Product revenues decreased from $125.0 million to $122.5 million during the first quarter of fiscal year 2012 compared to the same period last year. The decrease in product revenues was primarily due to lower product sales of $13.0 million in tactical data link products and $1.1 million in enterprise VSAT networks and products. These decreases were offset by higher product sales of $6.8 million in government satellite communication systems, $3.7 million in mobile broadband satellite communication systems and $1.2 million in consumer broadband products.
Service revenues

	Three Months Ended		Dollar	Percentage
	July 1,	July 2,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Service revenues	$72.6	$67.0	$5.6	8.3%
Percentage of total revenues	37.2%	34.9%
     During the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011, our service revenues increased from $67.0 million to $72.6 million primarily driven by growth in government satellite communication systems services of $2.7 million, information assurance services of $1.2 million and tactical data link services of $1.1 million.

Cost of product revenues

	Three Months Ended		Dollar	Percentage
	July 1,	July 2,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Cost of product revenues	$92.3	$94.7	$(2.4)	(2.6)%
Percentage of product revenues	75.3%	75.8%
     Cost of product revenues decreased approximately $2.4 million from $94.7 million to $92.3 million during the first quarter of fiscal year 2012 when compared to the first quarter of fiscal year 2011. The decrease in cost of product revenues was primarily due to the $8.5 million forward loss we recorded in the first quarter of fiscal year 2011 (as further discussed below), compared to no material forward losses recorded in the first quarter of fiscal year 2012. Offsetting this decrease, cost of product revenues as a percentage of sales increased during the first quarter of fiscal year 2012 compared to the prior year period due to a higher mix of lower margin development programs across our mobile broadband satellite communication systems product lines coupled with lower sales of certain higher margin mature information assurance and UAV products. Cost of product revenues may fluctuate in future periods depending on the mix of products sold, competition, new product introduction costs and other factors.
     In June 2010, we performed extensive integration testing of numerous system components that had been separately developed as part of a government satellite communication program. As a result of this testing and subsequent internal reviews and analyses, we determined that significant additional rework was required in order to complete the program requirements and specifications and to prepare for a scheduled customer test in the second quarter of fiscal year 2011. This additional rework and engineering effort resulted in a substantial increase in estimated labor and material costs to complete the program. Accordingly, during the first quarter of fiscal year 2011, we recorded an additional forward loss of $8.5 million related to this estimate of program costs. While we believe the additional forward loss is adequate to cover known risks to date and that steps taken to improve the program performance will be effective, the program is ongoing and our efforts and the end results must be satisfactory to the customer. We believe that our estimate of costs to complete the program is appropriate based on known information, however, additional future losses could be required.
Cost of service revenues

	Three Months Ended		Dollar	Percentage
	July 1,	July 2,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Cost of service revenues	$49.3	$39.1	$10.3	26.3%
Percentage of service revenues	68.0%	58.3%
     Cost of service revenues increased from $39.1 million to $49.3 million during the first quarter of fiscal year 2012 when compared to the first quarter of fiscal year 2011 primarily due to lower service margins resulting in an increase in cost of service revenues of approximately $7.0 million. These lower service margins primarily resulted from WildBlue service cost increases associated with depreciation of our new data center and billing system, as well as connectivity costs for the ViaSat-1 gateways in preparation for the launch of ViaSat-1 and expected commencement of services using the satellite in late 2011. In addition, cost of service revenue increased (on a constant margin basis) approximately $3.2 million due to increased service revenues. Cost of service revenues may fluctuate in future periods depending on the mix of services provided, competition, new service introduction costs and other factors.
Selling, general and administrative expenses

	Three Months Ended		Dollar	Percentage
	July 1,	July 2,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Selling, general and administrative	$41.7	$38.9	$2.8	7.2%
Percentage of total revenues	21.4%	20.3%
     The increase in selling, general and administrative (SG&A) expenses of $2.8 million in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011 was mainly attributable to an increase in support costs in our government systems segment of approximately $1.1 million. This increase was primarily driven by the acquisition of Stonewood in the second quarter of fiscal year 2011 which contributed approximately $0.9 million to the increase in the first quarter of fiscal year 2012. The remaining increase related to support costs increases in our commercial networks segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government, commercial and satellite service sales opportunities.

Independent research and development

	Three Months Ended		Dollar	Percentage
	July 1,	July 2,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Independent research and development	$5.7	$7.3	$(1.6)	(22.1)%
Percentage of total revenues	2.9%	3.8%
     The decrease in IR&D expenses of approximately $1.6 million in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011 was driven by decreases in our commercial networks and government systems segments principally related to next-generation consumer broadband and information assurance products.
Amortization of acquired intangible assets
     We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from eight months to ten years. The increase in amortization of approximately $0.2 million in the first quarter of fiscal year 2012 compared to the same period last fiscal year was the result of our acquisition of Stonewood in July 2010, which contributed an increase of approximately $0.6 million, offset by a decrease in amortization as certain acquired technology intangibles in our government systems and commercial networks segments became fully amortized over the preceding twelve months. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the three months ended July 1, 2011	$4,772

Expected for the remainder of fiscal year 2012	$13,970
Expected for fiscal year 2013	15,615
Expected for fiscal year 2014	13,869
Expected for fiscal year 2015	13,793
Expected for fiscal year 2016	10,200
Thereafter	9,641

$77,088

Interest income
     Interest income in the three months ended July 1, 2011 compared to the three months ended July 2, 2010 decreased slightly as we experienced similar average interest rates on our investments but lower average invested cash balances during the first quarter of fiscal year 2012 compared to the same period last fiscal year.
Interest expense
     The decrease in interest expense from the first quarter of fiscal year 2011 to the first quarter of fiscal year 2012 of $2.1 million was primarily due to higher capitalized interest associated with the construction of our ViaSat-1 satellite, related gateway and networking equipment, and other assets currently under construction. For the three months ended July 1, 2011 and July 2, 2010, we capitalized interest expense of approximately $7.6 million and $6.0 million, respectively. Interest expense incurred during the three months ended July 1, 2011 and July 2, 2010 related to the 8.875% Senior Notes due 2016 (the Notes) and the revolving credit facility (the Credit Facility).
(Benefit from) provision for income taxes
     We currently estimate our annual effective income tax rate to be a benefit of approximately 0.8% for fiscal year 2012, compared to the actual zero effective income tax rate in fiscal year 2011. The estimated annual effective income tax rate reflects the December 31, 2011 expiration of the federal research and development tax credit. If the federal research and development tax credit is reinstated, we may have a lower annual effective tax rate for fiscal year 2012, and the amount of any such tax rate reduction will depend on the effective date of any such reinstatement, the terms of the reinstatement, as well as the amount of eligible research and development expenses in the reinstated period. The estimated effective tax rate is different from the expected statutory rate primarily due to research and development tax credits.

Segment Results for the Three Months Ended July 1, 2011 vs. Three Months Ended July 2, 2010
Government systems segment
Revenues

	Three Months Ended		Dollar	Percentage
	July 1,	July 2,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Revenues	$86.2	$88.8	$(2.7)	(3.0)%
     The revenue in our government systems segment decreased approximately $2.7 million in the first quarter of fiscal year 2012 compared to the same period last fiscal year, primarily due to a revenue decrease of $11.8 million in tactical data link products and services, offset by a $9.5 million revenue increase in government satellite communication systems.
Segment operating profit

	Three Months Ended		Dollar	Percentage
	July 1,	July 2,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Operating profit	$7.4	$1.7	$5.7	345.1%
Percentage of segment revenues	8.6%	1.9%
     The increase in our government systems segment operating profit of $5.7 million during the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011 was primarily due to higher product contributions resulting from lower cost of revenues, which mainly related to the $8.5 million forward loss recorded on a government satellite communication program in the first quarter of fiscal year 2011 as discussed below.
     In June 2010, we performed extensive integration testing of numerous system components that had been separately developed as part of a government satellite communication program. As a result of this testing and subsequent internal reviews and analyses, we determined that significant additional rework was required in order to complete the program requirements and specifications and to prepare for a scheduled customer test in the second quarter of fiscal year 2011. This additional rework and engineering effort resulted in a substantial increase in estimated labor and material costs to complete the program. Accordingly, during the first quarter of fiscal year 2011, we recorded an additional forward loss of $8.5 million related to this estimate of program costs. While we believe the additional forward loss is adequate to cover known risks to date and that steps taken to improve the program performance will be effective, the program is ongoing and our efforts and the end results must be satisfactory to the customer. We believe that our estimate of costs to complete the program is appropriate based on known information, however, additional future losses could be required.
Commercial networks segment
Revenues

	Three Months Ended		Dollar	Percentage
	July 1,	July 2,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Revenues	$52.1	$45.6	$6.5	14.1%
     Commercial networks segment revenue increased approximately $6.5 million in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011, primarily due to a $3.6 million revenue increase in mobile broadband satellite communication systems, a $1.3 million revenue increase in consumer broadband products and services, and a $1.1 million revenue increase in antenna systems.

Segment operating loss

	Three Months Ended		Dollar	Percentage
	July 1,	July 2,	(Increase)	(Increase)
(In millions, except percentages)	2011	2010	Decrease	Decrease
Operating loss	$(3.2)	$(1.2)	$(2.1)	(176.9)%
Percentage of segment revenues	(6.2)%	(2.6)%
     The increase in the commercial networks segment operating loss in the first quarter of fiscal year 2012 compared to the same period last fiscal year was primarily due to lower earnings contributions of approximately $2.5 million, which resulted from higher cost of revenues primarily related to lower margin projects in our consumer broadband and antenna system products groups.
Satellite services segment
Revenues

	Three Months Ended		Dollar	Percentage
	July 1,	July 2,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Revenues	$56.9	$57.5	$(0.7)	(1.2)%
     The slight decrease in satellite services segment revenue in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011 of approximately $0.7 million was primarily attributable to a revenue decrease in our managed broadband services.
Segment operating profit

	Three Months Ended		Dollar	Percentage
	July 1,	July 2,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Operating profit	$1.9	$11.5	$(9.5)	(83.1)%
Percentage of segment revenues	3.4%	19.9%
     The decrease in our satellite services segment operating profit in the first quarter of fiscal year 2012 compared to the same period last fiscal year was primarily attributable to the lower earnings contributions of approximately $8.8 million from higher cost of revenues. These higher cost of revenues mainly resulted from WildBlue service cost increases associated with depreciation of our new data center and billing system, as well as connectivity costs for the ViaSat-1 gateways in preparation for the launch of ViaSat-1 and expected commencement of services using the satellite in late 2011.
Backlog
     As reflected in the table below, both firm and funded backlog increased during the first three months of fiscal year 2012, which was primarily due to completed contract negotiations for contracts we pursued in fiscal year 2011 and to increased demand for certain products and services.

	As of	As of
	July 1, 2011	April 1, 2011
	(In millions)
Firm backlog
Government Systems segment	$269.3	$283.8
Commercial Networks segment	281.7	216.7
Satellite Services segment	17.2	28.2

Total	$568.2	$528.7

Funded backlog
Government Systems segment	$219.7	$235.6
Commercial Networks segment	281.7	216.7
Satellite Services segment	17.2	28.2

Total	$518.6	$480.5

     The firm backlog does not include contract options. Of the $568.2 million in firm backlog, approximately $304.8 million is expected to be delivered during the remaining nine months of fiscal year 2012, and the balance is expected to be delivered in fiscal year 2013 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.
     Our total new awards totaled $253.6 million in the three months ended July 1, 2011, compared to $152.9 million for the three months ended July 2, 2010.
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
Liquidity and Capital Resources
Overview
     We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing and equity financing. At July 1, 2011, we had $26.1 million in cash and cash equivalents, $189.5 million in working capital and $75.0 million in principal amount of outstanding borrowings under our Credit Facility. At April 1, 2011, we had $40.5 million in cash and cash equivalents, $167.5 million in working capital and $60.0 million in principal amount of outstanding borrowings under our Credit Facility. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.
     The general cash needs of our government systems, commercial networks and satellite services segments can vary significantly. In our government systems segment, the primary factors determining cash needs tend to be the type and mix of contracts in backlog (i.e., product or service, development or production, and timing of payments), and restrictions on the timing of cash payments under U.S. government procurement regulations. In our commercial networks segment, cash needs tend to be driven primarily by the type and mix of contracts in backlog, the nature and quality of customers, and the payment terms of customers (including whether advance payments are made or customer financing is required). Other factors affecting the cash needs of these segments include contract duration and program performance. For example, if a program is performing well and meeting its contractual requirements, then its cash flow requirements are usually lower. The cash needs of our satellite services segment tend to be driven primarily by the timing of payment of capital expenditures (e.g., timing of network expansion activities and launch contracts), as well as the quality of customer, type of contract and payment terms.
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

Cash flows
     Cash provided by operating activities for the first three months of fiscal year 2012 was $8.9 million compared to cash provided by operating activities of $38.7 million for the first three months of fiscal year 2011. This $29.8 million decrease was primarily driven by a $31.7 million year-over-year increase in cash used to fund net operating asset needs, offset by our operating results (net income adjusted for depreciation, amortization and other non-cash charges) which generated $3.7 million of cash inflows. The increase in net operating assets was predominantly due to additional investment in our inventory of $25.9 million from April 1, 2011 to support our government satellite communication systems, tactical data links and next generation broadband equipment programs, as well as due to a $7.2 million decrease in accounts payable from April 1, 2011 due to the timing of payments, and a decrease of approximately $2.7 million from April 1, 2011 in our collections in excess of revenues and deferred revenues included in accrued liabilities, primarily due to the timing of billings in our satellite services and commercial networks segments.
     Cash used in investing activities in the first three months of fiscal year 2012 was $40.7 million compared to $45.2 million for the first three months of fiscal year 2011. This $4.5 million decrease in cash used in investing activities was primarily related to a $19.3 million decrease in cash used for construction of our ViaSat-1 satellite, offset by higher capital expenditures for new CPE units and other general purpose equipment of approximately $4.1 million and higher capital expenditures for the construction of gateway facilities and network operation systems related to ViaSat-1 of approximately $10.5 million.
     Cash provided by financing activities for the first three months of fiscal year 2012 was $17.3 million compared to cash used in financing activities of $25.6 million for the first three months of fiscal year 2011. This $42.9 million increase in cash inflows was primarily related to the $15.0 million in proceeds from borrowings under our Credit Facility during first three months of fiscal year 2012, compared to a $30.0 million repayment of borrowings under our Credit Facility during the same period of fiscal year 2011. In addition, cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, and cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.
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
     In May 2009, we entered into an Amended and Restated Launch Services Agreement with Arianespace whereby Arianespace has agreed to perform certain launch services to maintain the launch capability for ViaSat-1, should the need arise, or for launch services of a future ViaSat satellite launch prior to December 2015. This amendment and restatement also provides for certain cost adjustments depending on fluctuations in foreign currencies, mass of the satellite launched and launch period timing.
     In late July 2011, construction of the ViaSat-1 satellite and on-site testing at the satellite manufacturer was completed and the satellite is being readied for shipment to the launch facility at the Baikonur Cosmodrome in Kazakhstan. In late September 2011, following the launch preparation process, we expect the satellite to be launched into orbit.

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
Senior Notes due 2016
     In October 2009, we issued $275.0 million in principal amount of Notes in a private placement to institutional buyers. The Notes were exchanged in May 2010 for substantially identical Notes that had been registered with the SEC. The Notes bear interest at the rate of 8.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in March 2010. The Notes were issued with an original issue discount of 1.24%, or $3.4 million.
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
     In the event a change of control occurs (as defined under the indenture), each holder will have the right to require us to repurchase all or any part of such holder’s Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Credit Facility
     As of July 1, 2011, the Credit Facility provided a revolving line of credit of $325.0 million (including up to $35.0 million of letters of credit) with a maturity date of January 25, 2016. Borrowings under the Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, Eurodollar rate plus 1.00% or the administrative agent’s prime rate as announced from time to time, or (2) at the Eurodollar rate plus, in the case of each of (1) and (2), an applicable margin that is based on the ratio of our debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At July 1, 2011, the weighted average effective interest rate on our outstanding borrowings under the Credit Facility was 3.25%. The Credit Facility is guaranteed by certain of our domestic subsidiaries and collateralized by substantially all of our respective assets. The Credit Facility contains financial covenants regarding a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. At July 1, 2011, we had $75.0 million in principal amount of outstanding borrowings under the Credit Facility and $10.2 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of July 1, 2011 of $239.8 million.
Contractual Obligations
     The following table sets forth a summary of our obligations at July 1, 2011:

		For the
		Remainder of
		Fiscal Year	For the Fiscal Years Ending
(In thousands)	Total	2012	2013-2014	2015-2016	Thereafter
Operating leases and satellite capacity agreements	$167,742	$28,514	$61,220	$34,392	$43,616
Capital lease	3,243	1,148	2,095	—	—
The Notes (1)	402,117	18,306	48,813	48,813	286,185
Line of credit	75,000	—	—	75,000	—
Standby letters of credit	10,185	7,417	2,768	—	—
Purchase commitments including satellite-related agreements	520,482	185,643	137,435	100,721	96,683

Total	$1,178,769	$241,028	$252,331	$258,926	$426,484

(1)	Includes total interest payments on the Notes of $18.3 million for the remainder of fiscal year 2012, $48.8 million in fiscal years 2013-2014, $48.8 million in fiscal years 2015-2016 and $11.2 million thereafter.
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
     Our condensed consolidated balance sheets included $24.5 million and $23.8 million of “other liabilities” as of July 1, 2011 and April 1, 2011, respectively, which primarily consisted of our long-term warranty obligations, long-term portion of deferred rent, long-term portion of deferred revenue and long-term unrecognized tax position liabilities. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 9 to our condensed consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 7 to our condensed consolidated financial statements for a discussion of our product warranties.
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements at July 1, 2011 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this Quarterly Report or in our Annual Report on Form 10-K for the year ended April 1, 2011.

Recent Authoritative Guidance
     In October 2009, the FASB issued authoritative guidance for revenue recognition with multiple deliverables (ASU 2009-13, which updated ASC 605-25). This new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This guidance will be effective for us beginning in the first quarter of fiscal year 2012; however, early adoption is permitted. We adopted this guidance in the first quarter of fiscal year 2012 without a material impact on our consolidated financial statements and disclosures.
     In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (ASC 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (IFRS). The new authoritative guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. While many of the amendments to GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This guidance will be effective for us beginning in the fourth quarter of fiscal year 2012. Adoption of this authoritative guidance is not expected to have a material impact on our consolidated financial statements and disclosures.
     In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC 220): Presentation of Comprehensive Income. The new authoritative guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance will be effective for us beginning in the fourth quarter of fiscal year 2012 and should be applied retrospectively; however, early adoption is permitted. We are currently evaluating the impact that the authoritative guidance may have on our consolidated financial statements and disclosures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
     Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, and short-term and long-term obligations, including the Credit Facility and the Notes. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of July 1, 2011, we had $75.0 million and $275.0 million in principal amount of outstanding borrowings under our Credit Facility and Notes, respectively, and we held no short-term investments. Since the Notes bear interest at a fixed rate, exposure to market risk for changes in interest rates relates primarily to borrowings under our Credit Facility, cash equivalents, short-term investments and short-term obligations.
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
     As of July 1, 2011, we had $75.0 million in principal amount of outstanding borrowings under our Credit Facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin that is based on the ratio of our debt to EBITDA. As of July 1, 2011, the weighted average effective interest rate on our outstanding borrowings under the Credit Facility was 3.25%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred prior to effects of capitalized interest and cash flow by approximately $0.4 million over a twelve-month period.

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
     As of July 1, 2011, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign currency forward contracts with a notional amount of $2.9 million had a fair value of approximately $0.1 million and were recorded in other current assets as of July 1, 2011. The fair value of these foreign currency forward contracts as of July 1, 2011 would have changed by approximately $0.3 million if the foreign currency forward rate for the Euro to the U.S. dollar on these foreign currency forward contracts had changed by 10%.
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
     As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 1, 2011, the end of the period covered by this Quarterly Report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 1, 2011.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 1, 2011, which could materially affect our business, financial condition, liquidity or future results. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.
Item 6. Exhibits
     The Exhibit Index on page 46 is incorporated herein by reference as the list of exhibits required as part of this Quarterly Report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 10, 2011	VIASAT, INC.
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