Form 10-Q
period 2011-09-30
VIASAT INC
filed 2011-11-09
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of November 1, 2011 was 42,230,684.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of September 30, 2011	As of April 1, 2011
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$36,007	$40,490
Accounts receivable, net	198,488	191,889
Inventories	122,343	98,555
Deferred income taxes	18,313	18,805
Prepaid expenses and other current assets	44,568	21,141

Total current assets	419,719	370,880

Satellites, net	570,953	533,000
Property and equipment, net	263,947	233,139
Other acquired intangible assets, net	72,079	81,889
Goodwill	83,345	83,532
Other assets	115,524	103,308

Total assets	$1,525,567	$1,405,748

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$65,894	$71,712
Accrued liabilities	117,309	130,583
Current portion of other long-term debt	1,212	1,128

Total current liabilities	184,415	203,423

Senior Notes due 2016, net	272,544	272,296
Other long-term debt	171,401	61,946
Other liabilities	24,422	23,842

Total liabilities	652,782	561,507

Commitments and contingencies (Note 8)
Equity:
ViaSat, Inc. stockholders’ equity
Common stock	4	4
Paid-in capital	623,475	601,029
Retained earnings	264,456	254,722
Common stock held in treasury	(20,157)	(17,907)
Accumulated other comprehensive income	862	2,277

Total ViaSat, Inc. stockholders’ equity	868,640	840,125
Noncontrolling interest in subsidiary	4,145	4,116

Total equity	872,785	844,241

Total liabilities and equity	$1,525,567	$1,405,748

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands, except per share data)
Revenues:
Product revenues	$146,611	$127,586	$269,157	$252,588
Service revenues	76,413	70,303	148,968	137,305

Total revenues	223,024	197,889	418,125	389,893
Operating expenses:
Cost of product revenues	107,909	88,451	200,194	183,165
Cost of service revenues	54,204	41,697	103,520	80,759
Selling, general and administrative	44,379	41,952	86,112	80,873
Independent research and development	6,809	7,622	12,503	14,936
Amortization of acquired intangible assets	4,767	5,094	9,539	9,704

Income from operations	4,956	13,073	6,257	20,456

Other income (expense):
Interest income	13	63	39	202
Interest expense	(211)	(950)	(211)	(3,091)

Income before income taxes	4,758	12,186	6,085	17,567

(Benefit from) provision for income taxes	(3,411)	4,385	(3,678)	6,366

Net income	8,169	7,801	9,763	11,201
Less: Net income attributable to the noncontrolling interest, net of tax	194	15	29	154

Net income attributable to ViaSat, Inc.	$7,975	$7,786	$9,734	$11,047

Basic net income per share attributable to ViaSat, Inc. common stockholders	$0.19	$0.19	$0.23	$0.27
Diluted net income per share attributable to ViaSat, Inc. common stockholders	$0.18	$0.18	$0.22	$0.26

Shares used in computing basic net income per share	42,142	40,640	41,972	40,304
Shares used in computing diluted net income per share	43,894	42,717	43,860	42,466

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	September 30, 2011	October 1, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$9,763	$11,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,000	40,983
Amortization of intangible assets	11,907	9,720
Deferred income taxes	(3,388)	6,220
Stock-based compensation expense	8,979	8,313
Loss on disposition of fixed assets	2,913	2,916
Other non-cash adjustments	782	777
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect of acquisition
Accounts receivable	(7,416)	6,018
Inventories	(20,582)	(3,743)
Other assets	(13,902)	3,550
Accounts payable	(6,270)	(2,067)
Accrued liabilities	(7,117)	9,768
Other liabilities	117	2,430

Net cash provided by operating activities	23,786	96,086
Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(133,313)	(109,518)
Cash paid for patents, licenses and other assets	(8,295)	(8,427)
Payment related to acquisition of business, net of cash acquired	—	(13,456)

Net cash used in investing activities	(141,608)	(131,401)
Cash flows from financing activities:
Proceeds from line of credit borrowings	130,000	15,000
Payments on line of credit	(20,000)	(30,000)
Proceeds from issuance of common stock under equity plans	6,167	16,234
Purchase of common stock in treasury	(2,250)	(1,884)
Payments on capital lease	(465)	—

Net cash provided by (used in) financing activities	113,452	(650)
Effect of exchange rate changes on cash	(113)	115

Net decrease in cash and cash equivalents	(4,483)	(35,850)
Cash and cash equivalents at beginning of period	40,490	89,631

Cash and cash equivalents at end of period	$36,007	$53,781

Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$6,340	$5,096
Issuance of common stock in connection with acquisition	$—	$4,630
Equipment acquired under capital lease	$—	$2,704

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands, except share data)

	ViaSat, Inc. Stockholders
	Common Stock				Common Stock Held		Accumulated Other Comprehensive Income (Loss)
	Number of Shares Issued				in Treasury			Noncontrolling Interest in Subsidiary
		Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount			Total	Comprehensive Income
Balance at April 1, 2011	42,225,130	$4	$601,029	$254,722	(560,363)	$(17,907)	$2,277	$4,116	$844,241
Exercise of stock options	219,114	—	4,088	—	—	—	—	—	4,088
Issuance of stock under Employee Stock Purchase Plan	56,523	—	2,079	—	—	—	—	—	2,079
Stock-based compensation expense	—	—	9,939	—	—	—	—	—	9,939
Shares issued in settlement of certain accrued employee compensation liabilities	156,825	—	6,340	—	—	—	—	—	6,340
RSU awards vesting	145,695	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(51,403)	(2,250)	—	—	(2,250)
Net income	—	—	—	9,734	—	—	—	29	9,763	$9,763
Hedging transactions, net of tax	—	—	—	—	—	—	(721)	—	(721)	(721)
Foreign currency translation, net of tax	—	—	—	—	—	—	(694)	—	(694)	(694)

Comprehensive income										$8,348

Balance at September 30, 2011	42,803,287	$4	$623,475	$264,456	(611,766)	$(20,157)	$862	$4,145	$872,785

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at September 30, 2011, the condensed consolidated statements of operations for the three and six months ended September 30, 2011 and October 1, 2010, the condensed consolidated statements of cash flows for the six months ended September 30, 2011 and October 1, 2010, and the condensed consolidated statement of equity and comprehensive income for the six months ended September 30, 2011 have been prepared by the management of ViaSat, Inc. (also referred to hereafter as the Company or ViaSat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended April 1, 2011 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended April 1, 2011 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

The Company’s condensed consolidated financial statements include the assets, liabilities and results of operations of ViaSat, its wholly owned subsidiaries and TrellisWare Technologies, Inc. (TrellisWare), a majority-owned subsidiary. All significant intercompany amounts have been eliminated.

The Company’s fiscal year is the 52 or 53 weeks ending on the Friday closest to March 31 of the specified year. For example, references to fiscal year 2012 refer to the fiscal year ending on March 30, 2012. The Company’s quarters for fiscal year 2012 end on July 1, 2011, September 30, 2011, December 30, 2011 and March 30, 2012. This results in a 53 week fiscal year approximately every four to five years. Fiscal years 2012 and 2011 are both 52-week years.

During the second quarter of fiscal year 2011, the Company completed the acquisition of Stonewood Group Limited (Stonewood), a privately held company registered in England and Wales. This acquisition was accounted for as a purchase and, accordingly, the condensed consolidated financial statements include the operating results of Stonewood from the date of acquisition (see Note 10).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Significant estimates made by management include revenue recognition, stock-based compensation, self-insurance reserves, allowance for doubtful accounts, warranty accrual, valuation of goodwill and other intangible assets, patents, orbital slots and other licenses, software development, property, equipment and satellites, long-lived assets, derivatives, contingencies and income taxes including the valuation allowance on deferred tax assets.

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

In the first quarter of fiscal year 2011, the Company recorded an additional forward loss of $8.5 million on a government satellite communication program due to the significant additional labor and material costs for rework and testing required to complete the program requirements and specifications. During the three months ended September 30, 2011 and October 1, 2010, the Company recorded losses of approximately $0.4 million and $0.5 million, respectively, related to loss contracts. Including this program, during the six months ended September 30, 2011 and October 1, 2010, the Company recorded losses of approximately $0.7 million and $9.2 million, respectively, related to loss contracts.

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Beginning in the first quarter of fiscal year 2012, the Company adopted Accounting Standards Update (ASU) 2009-13 (ASU 2009-13), Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements, which updates ASC 605-25, Revenue Recognition-Multiple element arrangements, of the Financial Accounting Standards Board (FASB) codification. ASU 2009-13 amended accounting guidance for revenue recognition to eliminate the use of the residual method and requires entities to allocate revenue using the relative selling price method. For substantially all of the arrangements with multiple deliverables, the Company allocates revenue to each element based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: vendor specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE are available (a description as to how the Company determines VSOE, TPE and ESP is provided below). If a tangible hardware systems product includes software, the Company determines whether the tangible hardware systems product and the software work together to deliver the product’s essential functionality and, if so, the entire product is treated as a nonsoftware deliverable. The total arrangement consideration is allocated to each separate unit of accounting for each of the nonsoftware deliverables using the relative selling prices of each unit based on the aforementioned selling price hierarchy. Revenue for each separate unit of accounting is recognized when the applicable revenue recognition criteria for each element have been met.

To determine the selling price in multiple-element arrangements, the Company establishes VSOE of the selling price using the price charged for a deliverable when sold separately and for software license updates and product support and hardware systems support, based on the renewal rates offered to customers. For nonsoftware multiple-element arrangements, TPE is established by evaluating similar and/or interchangeable competitor products or services in standalone arrangements with similarly situated customers and/or agreements. If the Company is unable to determine the selling price because VSOE or TPE doesn’t exist, the Company determines ESP for the purposes of allocating the arrangement by reviewing historical transactions, including transactions whereby the deliverable was sold on a standalone basis and considers several other external and internal factors including, but not limited to, pricing practices including discounting, margin objectives, competition, the geographies in which the Company offers its products and services, the type of customer (i.e., distributor, value added reseller, government agency or direct end user, among others) and the stage of the product lifecycle. The determination of ESP considers the Company’s pricing model and go-to-market strategy. As the Company, or its competitors’, pricing and go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes to its determination of VSOE, TPE and ESP. As a result, the Company’s future revenue recognition for multiple-element arrangements could differ materially from those in the current period. The Company adopted this authoritative guidance in the first quarter of fiscal year 2012 without a material impact on its consolidated financial statements and disclosures.

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

Contract costs on U.S. government contracts are subject to audit and negotiations with U.S. government representatives. The Company’s incurred cost audits by the Defense Contract Audit Agency (DCAA) have not been completed for fiscal year 2003 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal year 2002 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of September 30, 2011 and April 1, 2011, the Company had $6.7 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 8).

Property, equipment and satellites

Equipment, computers and software, furniture and fixtures, the Company’s ViaSat-1 high-capacity satellite, and related gateway and networking equipment under construction are recorded at cost, net of accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets ranging from one to twenty-four years. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term or the life of the improvement. Costs incurred for additions to property, equipment and satellites, together with major renewals and betterments, are capitalized and depreciated over the remaining life of the underlying asset. Costs incurred for maintenance, repairs and minor renewals and betterments are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in operations.

Satellite costs, including launch services and insurance, are generally procured under long-term contracts that provide for payments over the contract periods and are capitalized as incurred. The Company is also constructing gateway facilities and network operations systems to support the ViaSat-1 satellite which are also capitalized as incurred. Interest expense is capitalized on the carrying value of the satellite, related gateway and networking equipment and other assets during the construction period, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to ViaSat-1, related gateway and networking equipment and other assets currently under construction, the Company capitalized $7.7 million and $15.3 million of interest expense during the three and six months ended September 30, 2011, respectively, and $6.7 million and $12.7 million of interest expense during the three and six months ended October 1, 2010, respectively.

As a result of the acquisition of WildBlue Holding, Inc. (WildBlue) in December 2009, the Company acquired the WildBlue-1 satellite (which was placed into service in March 2007), an exclusive prepaid lifetime capital lease of Ka-band capacity over the continental United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and related gateway and networking equipment on both satellites. The acquired assets also included the indoor and outdoor customer premise equipment (CPE) units leased to subscribers under WildBlue’s retail leasing program. The Company depreciates the satellites, gateway and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of September 30, 2011 was $68.5 million and $26.3 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of April 1, 2011 was $61.6 million and $19.2 million, respectively.

Occasionally, the Company may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of September 30, 2011, assets under capital leases totaled approximately $3.1 million and accumulated amortization related to such capital leases was $0.4 million. As of April 1, 2011, assets under capital leases totaled approximately $3.1 million and had an immaterial amount of accumulated amortization. The Company records amortization of assets leased under capital lease arrangements within depreciation expense.

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.2 million related to patents were included in other assets as of September 30, 2011 and April 1, 2011. The Company has capitalized costs of $5.9 million and $5.7 million related to acquiring and obtaining orbital slots and other licenses,

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

included in other assets as of September 30, 2011 and April 1, 2011, respectively. Accumulated amortization related to these assets was approximately $0.4 million and $0.3 million as of September 30, 2011 and April 1, 2011, respectively. Amortization expense related to these assets was an immaterial amount for the three months ended September 30, 2011 and October 1, 2010, and approximately $0.1 million for each of the six months ended September 30, 2011 and October 1, 2010. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three and six months ended September 30, 2011 and October 1, 2010, the Company did not write off any material costs due to abandonment or impairment.

Software development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $31.5 million and $24.5 million related to software developed for resale were included in other assets as of September 30, 2011 and April 1, 2011, respectively. The Company capitalized $4.1 million and $9.4 million of costs related to software developed for resale for the three and six months ended September 30, 2011, respectively. The Company capitalized $4.1 million and $8.0 million of costs related to software developed for resale for the three and six months ended October 1, 2010, respectively. Amortization expense for software development costs was $1.1 million and $2.3 million for the three and six months ended September 30, 2011, respectively. There was no amortization expense of software development costs for the three and six months ended October 1, 2010.

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance policies provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company’s self-insurance liability for the plans was $1.5 million as of September 30, 2011 and April 1, 2011. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At September 30, 2011 and April 1, 2011, no such amounts were accrued.

Simultaneously with the execution of the merger agreement relating to the acquisition of WildBlue, the Company entered into an indemnification agreement dated September 30, 2009 with several of the former stockholders of WildBlue pursuant to which such former stockholders agreed to indemnify the Company for costs which result from, relate to or arise out of potential claims and liabilities under various WildBlue contracts, an existing appraisal action regarding WildBlue’s 2008 recapitalization, certain rights to acquire securities of WildBlue and a severance agreement. Under the indemnification agreement, the Company is required to pay up to $0.5 million and has recorded a liability of $0.5 million in the condensed consolidated balance sheets as of September 30, 2011 and April 1, 2011 as an element of accrued liabilities.

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

Common stock held in treasury

During the first six months of fiscal year 2012 and 2011, the Company issued 145,695 and 159,235 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company repurchased 51,403 and 58,380 shares of common stock with a total value of $2.3 million and $1.9 million during the first six months of fiscal year 2012 and 2011, respectively. Repurchased shares of common stock of 611,766 and 560,363 were held in treasury as of September 30, 2011 and April 1, 2011, respectively.

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

The fair values of the Company’s outstanding foreign currency forward contracts as of September 30, 2011 were as follows:

	$0,000,00,	$0,000,00,	$0,000,00,	$0,000,00,
	Asset Derivatives		Liability Derivatives
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Not applicable	$—	Accrued liabilities	$539

Total derivatives designated as hedging instruments		$—		$539

The fair values of the Company’s outstanding foreign currency forward contracts as of April 1, 2011 were as follows:

	$0,0000000	$0,0000000	$0,0000000	$0,0000000
	Asset Derivatives		Liability Derivatives
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward contracts	Other current assets	$182	Not applicable	$—

Total derivatives designated as hedging instruments		$182		$—

The notional value of foreign currency forward contracts outstanding as of September 30, 2011 and April 1, 2011 was $12.6 million and $4.6 million, respectively.

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effects of foreign currency forward contracts in cash flow hedging relationships during the three months ended September 30, 2011 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(In thousands)
Foreign currency forward contracts	$(670)	Cost of product revenues	$(77)	Not applicable	$—

Total	$(670)		$(77)		$—

The effects of foreign currency forward contracts in cash flow hedging relationships during the six months ended September 30, 2011 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(In thousands)

Foreign currency forward contracts	$(638)	Cost of product revenues	$83	Not applicable	$—

Total	$(638)		$83		$—

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effects of foreign currency forward contracts in cash flow hedging relationships during the three months ended October 1, 2010 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(In thousands)
Foreign currency forward contracts	$369	Cost of product revenues	$211	Not applicable	$—

Total	$369		$211		$—

The effects of foreign currency forward contracts in cash flow hedging relationships during the six months ended October 1, 2010 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(In thousands)
Foreign currency forward contracts	$280	Cost of product revenues	$202	Not applicable	$—

Total	$280		$202		$—

At September 30, 2011, the estimated net amount of unrealized gains or losses on foreign currency cash flow hedges that is expected to be reclassified to earnings within the next twelve months is approximately $0.4 million. Foreign currency forward contracts usually mature within approximately eighteen months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for the three and six months ended September 30, 2011 and October 1, 2010.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense on a straight-line basis

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

over the requisite service period of the employee’s award. Stock-based compensation expense is recognized in the condensed consolidated statement of operations for the three and six months ended September 30, 2011 and October 1, 2010 only for those awards ultimately expected to vest, with forfeitures estimated at the date of grant. The authoritative guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognized $4.8 million and $9.0 million of stock-based compensation expense for the three and six months ended September 30, 2011, respectively, and $4.1 million and $8.3 million of stock-based compensation expense for the three and six months ended October 1, 2010, respectively.

For the six months ended September 30, 2011 and October 1, 2010, the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit award vesting as the excess tax benefit from stock options exercised and restricted stock unit award vesting increased the Company’s net operating loss carryforward.

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

Recent authoritative guidance

In October 2009, the FASB issued authoritative guidance for revenue recognition with multiple deliverables (ASU 2009-13, which updated ASC 605-25). This new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this authoritative guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The Company adopted this authoritative guidance in the first quarter of fiscal year 2012 without a material impact on its consolidated financial statements and disclosures.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (ASC 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (IFRS). The new authoritative guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. While many of the amendments to GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This authoritative guidance is effective for the Company beginning in the fourth quarter of fiscal year 2012. Adoption of this authoritative guidance is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (ASC 220): Presentation of Comprehensive Income. The new authoritative guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. This authoritative guidance will be effective for the Company beginning in the first quarter of fiscal year 2013 and should be applied retrospectively; however, early adoption is permitted. The Company is currently evaluating the impact that the authoritative guidance may have on its consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (ASU 2011-08): Testing Goodwill for Impairment. The new authoritative guidance simplifies how an entity tests goodwill for impairment. The new authoritative guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The two-step quantitative impairment test is required only if, based on its qualitative assessment, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This authoritative guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of this authoritative guidance is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

Note 2 — Composition of Certain Balance Sheet Captions

	As of September 30, 2011	As of Apri 1, 2011
	(In thousands)
Accounts receivable, net:
Billed	$97,979	$100,863
Unbilled	101,415	91,519
Allowance for doubtful accounts	(906)	(493)

	$198,488	$191,889

Inventories:
Raw materials	$49,905	$46,651
Work in process	20,658	18,713
Finished goods	51,780	33,191

	$122,343	$98,555

Prepaid expenses and other current assets:
Prepaid expenses	$27,380	$18,235
Income tax receivable	155	26
Other	17,033	2,880

	$44,568	$21,141

Satellites, net:
Satellite — WildBlue-1 (estimated useful life of 10 years)	$195,890	$195,890
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellite under construction	329,053	276,418

	624,033	571,398
Less accumulated depreciation and amortization	(53,080)	(38,398)

	$570,953	$533,000

Property and equipment, net:
Machinery and equipment (estimated useful life of 2-5 years)	$140,351	$122,113
Computer equipment and software (estimated useful life of 2-7 years)	98,402	66,768
CPE leased equipment (estimated useful life of 3-5 years)	68,477	61,610
Furniture and fixtures (estimated useful life of 7 years)	13,330	13,053
Leasehold improvements (estimated useful life of 1-15 years)	25,106	24,550
Building (estimated useful life of 24 years)	8,923	8,923
Land	4,384	4,384
Construction in progress	83,150	80,976

	442,123	382,377
Less accumulated depreciation and amortization	(178,176)	(149,238)

	$263,947	$233,139

Other acquired intangible assets, net:
Technology (weighted average useful life of 6 years)	$54,088	$54,344
Contracts and customer relationships (weighted average useful life of 7 years)	88,773	88,834
Non-compete agreements (weighted average useful life of 4 years)	9,331	9,332
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 3 years)	5,680	5,680
Other (weighted average useful life of 6 years)	9,332	9,331

	175,804	176,121
Less accumulated amortization	(103,725)	(94,232)

	$72,079	$81,889

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accrued liabilities:
Warranty reserve, current portion	$7,493	$8,014
Accrued vacation	15,931	15,600
Accrued employee compensation	13,243	18,804
Collections in excess of revenues and deferred revenues	59,834	61,916
Other	20,808	26,249

	$117,309	$130,583

Other liabilities:
Unrecognized tax position liabilities	$2,217	$2,217
Deferred rent, long-term portion	6,962	6,363
Deferred revenue, long-term portion	7,047	6,960
Deferred income taxes, long-term portion	3,297	3,374
Warranty reserve, long-term portion	4,899	4,928

	$24,422	$23,842

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and April 1, 2011:

	Fair Value as of September 30, 2011	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents	$1,593	$1,593	$—	$—

Total assets measured at fair value on a recurring basis	$1,593	$1,593	$—	$—

Liabilities
Foreign currency forward contracts	$539	$—	$539	$—

Total liabilities measured at fair value on a recurring basis	$539	$—	$539	$—

	Fair Value as of April 1, 2011	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents	$4,488	$4,488	$—	$—
Foreign currency forward contracts	182	—	182	—

Total assets measured at fair value on a recurring basis	$4,670	$4,488	$182	$—

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Cash equivalents — The Company’s cash equivalents consist of money market funds. Money market funds are valued using quoted prices for identical assets in an active market with sufficient volume and frequency of transactions.

Foreign currency forward contracts — The Company uses derivative financial instruments to manage foreign currency risk relating to foreign exchange rates. The Company does not use these instruments for speculative or trading purposes. The Company’s objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. Derivative

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Long-term debt — The Company’s long-term debt consists of borrowings under the revolving credit facility (the Credit Facility) reported at the borrowed outstanding amount, capital lease obligations reported at the present value of future minimum lease payments with current accrued interest, and the Company’s 8.875% Senior Notes due 2016 (the Notes) reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s outstanding long-term debt related to the Notes is determined using quoted prices in active markets and was approximately $279.1 million and $293.6 million as of September 30, 2011 and April 1, 2011, respectively. The fair value of the Company’s long-term debt related to the Credit Facility approximates its carrying amount due to its variable interest rate on the revolving line of credit, which approximates a market interest rate. The fair value of the Company’s capital lease obligations is estimated at their carrying value based on current rates.

Note 4 — Shares Used In Computing Diluted Net Income Per Share

	Three Months Ended		Six Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net income per share attributable to ViaSat, Inc. common stockholders	42,142	40,640	41,972	40,304
Options to purchase common stock as determined by application of the treasury stock method	1,311	1,625	1,375	1,624
Restricted stock units to acquire common stock as determined by application of the treasury stock method	348	385	377	411
Potentially issuable shares in connection with certain terms of the amended ViaSat 401(k) Profit Sharing Plan	83	59	114	99
Employee Stock Purchase Plan equivalents	10	8	22	28

Shares used in computing diluted net income per share attributable to ViaSat, Inc. common stockholders	43,894	42,717	43,860	42,466

Antidilutive shares relating to stock options excluded from the calculation were 281,250 and 246,387 shares for the three and six months ended September 30, 2011, respectively, and for the three and six months ended October 1, 2010 antidilutive shares relating to stock options excluded from the calculation were 348,997 and 347,348 shares, respectively.

Antidilutive shares relating to restricted stock units excluded from the calculation were 13,356 and 9,090 for the three and six months ended September 30, 2011, respectively, and for the three and six months ended October 1, 2010 antidilutive shares relating to restricted stock units excluded from the calculation were 1,055 and 527, respectively.

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 — Goodwill and Acquired Intangible Assets

During fiscal year 2012, the Company’s goodwill decreased by approximately $0.2 million related to the effects of foreign currency translation recorded within the Company’s government systems and commercial networks segments. Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of eight months to ten years. Amortization expense related to other acquired intangible assets was $4.8 million and $5.1 million for the three months ended September 30, 2011 and October 1, 2010, respectively, and $9.5 million and $9.7 million for the six months ended September 30, 2011 and October 1, 2010, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended September 30, 2011	$9,539

Expected for the remainder of fiscal year 2012	$9,179
Expected for fiscal year 2013	15,555
Expected for fiscal year 2014	13,811
Expected for fiscal year 2015	13,735
Expected for fiscal year 2016	10,181
Thereafter	9,618

$72,079

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of September 30, 2011 and April 1, 2011:

	As of September 30, 2011	As of April 1, 2011
	(In thousands)
Senior Notes due 2016 (the Notes)
Notes	$275,000	$275,000
Unamortized discount on the Notes	(2,456)	(2,704)

Total Notes, net of discount	272,544	272,296
Less: current portion of the Notes	—	—

Total Notes long-term, net	272,544	272,296

Other Long-Term Debt
Line of credit	170,000	60,000
Capital lease obligations	2,613	3,074

Total other long-term debt	172,613	63,074
Less: current portion of other long-term debt	1,212	1,128

Other long-term debt, net	171,401	61,946

Total debt	445,157	335,370
Less: current portion	1,212	1,128

Long-term debt, net	$443,945	$334,242

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

Prior to September 15, 2012, the Company may redeem a portion of the Notes at the redemption price specified in the indenture, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. The Company may also redeem the Notes prior to September 15, 2012, in whole or in part, at a redemption price equal to the principal amount thereof plus the applicable “make-whole” premium and any accrued and unpaid interest, if any, thereon to the redemption date. The Notes may be redeemed, in whole or in part, at any time from September 15, 2012 at a fixed redemption price that declines ratably over time, plus accrued and unpaid interest, if any, thereon to the redemption date. For more information regarding the applicable redemption prices, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Quarterly Report.

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In the event a change of control occurs (as defined in the indenture), each holder will have the right to require the Company to repurchase all or any part of such holder’s Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Credit Facility

As of September 30, 2011, the Credit Facility, as amended, provided a revolving line of credit of $325.0 million (including up to $35.0 million of letters of credit), with a maturity date of January 25, 2016. Borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00% or the administrative agent’s prime rate as announced from time to time, or (2) at the Eurodollar rate plus, in the case of each of (1) and (2), an applicable margin that is based on the ratio of the Company’s debt to earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the Credit Facility. At September 30, 2011, the weighted average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was 3.23%. The Company has capitalized certain amounts of interest expense on the Credit Facility in connection with the construction of ViaSat-1, related gateway and networking equipment and other assets currently under construction. The Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries and collateralized by substantially all of the Company’s and the Guarantor Subsidiaries’ assets. Subsequent to the quarter end, on October 31, 2011, the Company amended the Credit Facility to revise the definition of EBITDA for certain earnings impacts related to the delay in the launch of its ViaSat-1 satellite.

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

The Company was in compliance with its financial covenants under the Credit Facility as of September 30, 2011. At September 30, 2011, the Company had $170.0 million in principal amount of outstanding borrowings under the Credit Facility and $8.8 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of September 30, 2011 of $146.2 million.

Capital leases

Occasionally, the Company may enter into capital lease agreements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of September 30, 2011 and April 1, 2011, the Company had approximately $2.6 million and $3.1 million, respectively, outstanding under capital leases payable over a weighted average period of 36 months, due fiscal years 2014 through 2015. These lease agreements bear interest at a weighted average rate of 4.65% and can be extended on a month-to-month basis after the original term.

Note 7 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty cost, the Company bases its estimates on its experience with the technology involved and the type of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the six months ended September 30, 2011 and October 1, 2010.

	Six Months Ended
	September 30, 2011	October 1, 2010
	(In thousands)
Balance, beginning of period	$12,942	$11,208
Change in liability for warranties issued in period	2,922	4,220
Settlements made (in cash or in kind) during the period	(3,472)	(3,086)

Balance, end of period	$12,392	$12,342

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

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCAA and other U.S. government agencies for its performance on government contracts, indirect rates and pricing practices, accounting and management internal control systems, and compliance with applicable contracting and procurement laws, regulations and standards. Such audits or reviews could result in significant customer refunds, penalties and sanctions against the Company, and could adversely affect the Company’s ability to compete for contracts, perform contracts or receive timely payment on contracts. The Company’s incurred cost audits by the DCAA have not been completed for fiscal year 2003 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal year 2002 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of September 30, 2011 and April 1, 2011, the Company had $6.7 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on status of the related contracts.

Note 9 — Income Taxes

For the three and six months ended September 30, 2011, the Company recorded income tax benefits of $3.4 million and $3.7 million, respectively. The Company currently estimates its annual effective income tax rate to be a benefit of approximately 54.8% for fiscal year 2012, compared to the actual zero effective income tax rate in fiscal year 2011. The estimated annual effective income tax benefit rate for fiscal year 2012 is primarily a result of expected federal and state research and development tax credits in excess of taxes at the statutory rate on projected pre-tax income for the year. The benefit rate reflects the December 31, 2011 expiration of the federal research and development tax credit. If the federal research and development tax credit is reinstated, the Company may have a higher annual effective tax benefit rate for fiscal year 2012, and the amount of any such increase in the tax benefit rate will depend on the effective date of any such reinstatement, the terms of the reinstatement, as well as the amount of eligible research and development expenses in the reinstated period.

For the three and six months ended September 30, 2011, the Company’s gross unrecognized tax benefits increased by $2.2 million and $3.1 million, respectively. In the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease by up to approximately $3.1 million as a result of the expiration of the statute of limitations or settlements with tax authorities for previously filed tax returns.

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

Note 11 — Segment Information

The Company’s reporting segments, comprised of the government systems, commercial networks and satellite services segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s government systems

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

segment develops and produces network-centric, IP-based secure government communications systems, products and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the commercial networks and satellite services segments. The Company’s commercial networks segment develops and produces a variety of advanced end-to-end satellite communication systems and ground networking equipment and products. The Company’s satellite services segment complements both the government systems and commercial networks segments by providing wholesale and retail satellite-based broadband internet services in the United States via the Company’s satellite and capacity agreements, as well as managed network services for the satellite communication systems of the Company’s consumer, enterprise and mobile broadband customers. The Company’s satellite services segment includes the Company’s WildBlue business and the Company’s ViaSat-1 satellite-related activities. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

As discussed further in Note 1, included in the government systems segment operating profit for the six months ended October 1, 2010 is an $8.5 million forward loss recorded on a government satellite communications program. Segment revenues and operating profits (losses) for the three and six months ended September 30, 2011 and October 1, 2010 were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands)
Revenues
Government Systems
Product	$86,621	$86,530	$161,220	$168,362
Service	16,789	8,407	28,359	15,420

Total	103,410	94,937	189,579	183,782
Commercial Networks
Product	59,063	39,431	106,359	82,049
Service	5,136	4,881	9,909	7,882

Total	64,199	44,312	116,268	89,931
Satellite Services
Product	927	1,625	1,578	2,177
Service	54,488	57,015	110,700	114,003

Total	55,415	58,640	112,278	116,180
Elimination of intersegment revenues	—	—	—	—

Total revenues	$223,024	$197,889	$418,125	$389,893

Operating profits (losses)
Government Systems	$14,333	$12,808	$21,713	$14,466
Commercial Networks	(2,871)	(2,347)	(6,111)	(3,517)
Satellite Services	(1,739)	7,706	194	19,167
Elimination of intersegment operating profits	—	—	—	—

Segment operating profit before corporate and amortization of acquired intangible assets	9,723	18,167	15,796	30,116
Corporate	—	—	—	44
Amortization of acquired intangible assets	(4,767)	(5,094)	(9,539)	(9,704)

Income from operations	$4,956	$13,073	$6,257	$20,456

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. Segment assets as of September 30, 2011 and April 1, 2011 were as follows:

	As of September 30, 2011	As of April 1, 2011
	(In thousands)
Segment assets
Government Systems	$231,920	$228,194
Commercial Networks	152,389	133,158
Satellite Services	91,858	93,857

Total segment assets	476,167	455,209
Corporate assets	1,049,400	950,539

Total assets	$1,525,567	$1,405,748

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other acquired intangible assets, net and goodwill included in segment assets as of September 30, 2011 and April 1, 2011 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	September 30, 2011	April 1, 2011	September 30, 2011	April 1, 2011
	(In thousands)
Government Systems	$9,580	$11,157	$29,777	$30,023
Commercial Networks	3,634	5,391	43,759	43,700
Satellite Services	58,865	65,341	9,809	9,809

Total	$72,079	$81,889	$83,345	$83,532

Amortization of acquired intangible assets by segment for the three and six months ended September 30, 2011 and October 1, 2010 was as follows:

	Three Months Ended		Six Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands)
Government Systems	$645	$823	$1,296	$1,092
Commercial Networks	884	1,033	1,767	2,136
Satellite Services	3,238	3,238	6,476	6,476

Total amortization of acquired intangible assets	$4,767	$5,094	$9,539	$9,704

Revenue information by geographic area for the three and six months ended September 30, 2011 and October 1, 2010 was as follows:

	Three Months Ended		Six Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands)
United States	$175,760	$166,935	$329,961	$328,100
Europe, Middle East and Africa	30,336	21,587	57,240	42,201
Asia, Pacific	4,819	6,012	11,997	12,845
North America other than United States	5,489	1,777	9,713	3,099
Central and Latin America	6,620	1,578	9,214	3,648

Total revenues	$223,024	$197,889	$418,125	$389,893

The Company distinguishes revenues from external customers by geographic area based on customer location.

The net book value of long-lived assets located outside the United States was $8.2 million and $7.9 million at September 30, 2011 and April 1, 2011, respectively.

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In January 2008, the Company entered into a satellite construction contract with SS/L under which the Company purchased a new high-capacity Ka-band spot-beam satellite (ViaSat-1) designed by the Company and constructed by SS/L for approximately $209.1 million, subject to purchase price adjustments based on satellite performance. In addition, the Company entered into a beam sharing agreement with Loral, whereby Loral is responsible for contributing 15% of the total costs (estimated at approximately $57.6 million) associated with the ViaSat-1 satellite project. The Company’s purchase of the ViaSat-1 satellite from SS/L was approved by the disinterested members of the Company’s Board of Directors, after a determination by the disinterested members of the Company’s Board that the terms and conditions of the purchase were fair to and in the best interests of the Company and its stockholders. On March 1, 2011, Loral entered into agreements with Telesat Canada pursuant to which Loral assigned to Telesat Canada and Telesat Canada assumed from Loral all of Loral’s rights and obligations with respect to the Canadian beams on ViaSat-1.

During the six months ended September 30, 2011 and October 1, 2010, under the satellite construction contract, the Company paid $1.3 million and $19.2 million, respectively, to SS/L and had $1.3 million outstanding payables as of September 30, 2011 and no payables as of April 1, 2011. During the six months ended September 30, 2011 and October 1, 2010, the Company also received less than $0.1 million and $6.0 million of cash, respectively, from SS/L under the beam sharing agreement with Loral. Accounts receivable due from SS/L were $12.2 million as of September 30, 2011, and an immaterial amount as of April 1, 2011 included in prepaid expenses and other current assets. All other amounts related to SS/L under the ViaSat-1 related satellite contracts were not material.

From time to time, the Company enters into various contracts in the ordinary course of business with SS/L and Telesat Canada. Under a contract with SS/L, the Company recognized an immaterial amount and $1.5 million in revenue during the three and six months ended September 30, 2011, respectively. There were no collections in excess of revenues and deferred revenues related to a contract with SS/L as of September 30, 2011 and there were $1.4 million in such collections as of April 1, 2011. The Company received cash of $1.9 million and an immaterial amount from Telesat Canada during the six months ended September 30, 2011 and October 1, 2010, respectively. During the six months ended September 30, 2011 and October 1, 2010, the Company paid $4.8 million and $4.7 million, respectively, to Telesat Canada. The Company also recognized $1.3 million and $1.7 million of expense related to Telesat Canada during the six months ended September 30, 2011 and October 1, 2010, respectively. All other amounts related to SS/L and Telesat Canada, excluding activities under the ViaSat-1 related satellite contracts, were not material.

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

The following supplemental financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of operations and statements of cash flows for the Company (as “Issuing Parent Company”), the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Company and subsidiaries as of September 30, 2011 and April 1, 2011 and for the three and six months ended September 30, 2011 and October 1, 2010.

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Balance Sheet as of September 30, 2011

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,045	$1,361	$10,601	$—	$36,007
Accounts receivable, net	180,620	10,907	6,961	—	198,488
Inventories	109,048	9,467	3,828	—	122,343
Deferred income taxes	16,428	1,723	162	—	18,313
Prepaid expenses and other current assets	36,690	7,241	637	—	44,568

Total current assets	366,831	30,699	22,189	—	419,719

Satellites, net	329,053	241,900	—	—	570,953
Property and equipment, net	161,748	96,466	5,733	—	263,947
Other acquired intangible assets, net	4,261	58,865	8,953	—	72,079
Goodwill	63,939	9,687	9,719	—	83,345
Investments in subsidiaries and intercompany receivables	461,933	4,259	788	(466,980)	—
Other assets	98,502	16,443	579	—	115,524

Total assets	$1,486,267	$458,319	$47,961	$(466,980)	$1,525,567

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$58,276	$6,729	$889	$—	$65,894
Accrued liabilities	90,502	23,349	3,458	—	117,309
Current portion of other long-term debt	126	1,086	—	—	1,212

Total current liabilities	148,904	31,164	4,347	—	184,415

Senior Notes due 2016, net	272,544	—	—	—	272,544
Other long-term debt	170,139	1,262	—	—	171,401
Intercompany payables	9,929	—	11,662	(21,591)	—
Other liabilities	16,111	5,414	2,897	—	24,422

Total liabilities	617,627	37,840	18,906	(21,591)	652,782

Equity:
ViaSat, Inc. stockholders’ equity
Total ViaSat, Inc. stockholders’ equity	868,640	420,479	29,055	(449,534)	868,640

Noncontrolling interest in subsidiary	—	—	—	4,145	4,145

Total equity	868,640	420,479	29,055	(445,389)	872,785

Total liabilities and equity	$1,486,267	$458,319	$47,961	$(466,980)	$1,525,567

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Balance Sheet as of April 1, 2011

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,347	$7,600	$8,543	$—	$40,490
Accounts receivable, net	171,183	10,644	10,062	—	191,889
Inventories	88,542	7,484	2,932	(403)	98,555
Deferred income taxes	16,428	1,723	162	492	18,805
Prepaid expenses and other current assets	15,236	4,745	1,160	—	21,141

Total current assets	315,736	32,196	22,859	89	370,880

Satellites, net	276,418	256,582	—	—	533,000
Property and equipment, net	122,945	103,410	7,785	(1,001)	233,139
Other acquired intangible assets, net	6,201	65,341	10,347	—	81,889
Goodwill	63,939	9,686	9,907	—	83,532
Investments in subsidiaries and intercompany receivables	490,288	2,246	404	(492,938)	—
Other assets	89,834	12,922	552	—	103,308

Total assets	$1,365,361	$482,383	$51,854	$(493,850)	$1,405,748

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$62,465	$8,164	$1,083	$—	$71,712
Accrued liabilities	100,749	25,691	4,143	—	130,583
Current portion of other long-term debt	116	1,012	—	—	1,128

Total current liabilities	163,330	34,867	5,226	—	203,423

Senior Notes due 2016, net	272,296	—	—	—	272,296
Other long-term debt	60,203	1,743	—	—	61,946
Intercompany payables	14,606	—	11,945	(26,551)	—
Other liabilities	16,464	4,321	3,057	—	23,842

Total liabilities	526,899	40,931	20,228	(26,551)	561,507

Equity:
ViaSat, Inc. stockholders’ equity
Total ViaSat, Inc. stockholders’ equity	838,462	441,452	31,626	(471,415)	840,125

Noncontrolling interest in subsidiary	—	—	—	4,116	4,116

Total equity	838,462	441,452	31,626	(467,299)	844,241

Total liabilities and equity	$1,365,361	$482,383	$51,854	$(493,850)	$1,405,748

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2011

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Revenues:
Product revenues	$135,843	$926	$9,917	$(75)	$146,611
Service revenues	21,988	51,638	3,187	(400)	76,413

Total revenues	157,831	52,564	13,104	(475)	223,024
Operating expenses:
Cost of product revenues	100,366	785	7,892	(1,134)	107,909
Cost of service revenues	14,580	38,321	1,701	(398)	54,204
Selling, general and administrative	29,919	11,983	2,477	—	44,379
Independent research and development	6,592	—	234	(17)	6,809
Amortization of acquired intangible assets	970	3,239	558	—	4,767

Income (loss) from operations	5,404	(1,764)	242	1,074	4,956

Other income (expense):
Interest income	112	—	2	(101)	13
Interest expense	(152)	(59)	(101)	101	(211)

Income (loss) before income taxes	5,364	(1,823)	143	1,074	4,758

Provision for (benefit from) income taxes	(3,443)	(732)	272	492	(3,411)
Equity in net income (loss) of consolidated subsidiaries	(1,414)	—	—	1,414	—

Net income (loss)	7,393	(1,091)	(129)	1,996	8,169
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	194	194

Net income (loss) attributable to ViaSat, Inc.	$7,393	$(1,091)	$(129)	$1,802	$7,975

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Statement of Operations for the Six Months Ended September 30, 2011

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Revenues:
Product revenues	$254,756	$1,578	$13,167	$(344)	$269,157
Service revenues	39,685	104,989	5,413	(1,119)	148,968

Total revenues	294,441	106,567	18,580	(1,463)	418,125
Operating expenses:
Cost of product revenues	189,930	1,542	10,465	(1,743)	200,194
Cost of service revenues	25,472	75,457	3,659	(1,068)	103,520
Selling, general and administrative	56,534	25,060	4,521	(3)	86,112
Independent research and development	11,957	—	572	(26)	12,503
Amortization of acquired intangible assets	1,940	6,477	1,122	—	9,539

Income (loss) from operations	8,608	(1,969)	(1,759)	1,377	6,257

Other income (expense):
Interest income	245	—	4	(210)	39
Interest expense	(152)	(59)	(210)	210	(211)

Income (loss) before income taxes	8,701	(2,028)	(1,965)	1,377	6,085

Provision for (benefit from) income taxes	(3,463)	(822)	115	492	(3,678)
Equity in net income (loss) of consolidated subsidiaries	(3,315)	—	—	3,315	—

Net income (loss)	8,849	(1,206)	(2,080)	4,200	9,763
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	29	29

Net income (loss) attributable to ViaSat, Inc.	$8,849	$(1,206)	$(2,080)	$4,171	$9,734

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Statement of Operations for the Three Months Ended October 1, 2010

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Revenues:
Product revenues	$122,639	$1,629	$4,043	$(725)	$127,586
Service revenues	14,248	53,465	3,022	(432)	70,303

Total revenues	136,887	55,094	7,065	(1,157)	197,889
Operating expenses:
Cost of product revenues	85,148	1,515	2,408	(620)	88,451
Cost of service revenues	9,823	30,026	2,270	(422)	41,697
Selling, general and administrative	25,436	14,060	2,476	(20)	41,952
Independent research and development	7,384	—	240	(2)	7,622
Amortization of acquired intangible assets	1,233	3,239	622	—	5,094

Income (loss) from operations	7,863	6,254	(951)	(93)	13,073

Other income (expense):
Interest income	155	—	2	(94)	63
Interest expense	(950)	—	(94)	94	(950)

Income (loss) before income taxes	7,068	6,254	(1,043)	(93)	12,186

Provision for (benefit from) income taxes	1,918	2,443	24	—	4,385
Equity in net income (loss) of consolidated subsidiaries	2,729	—	—	(2,729)	—

Net income (loss)	7,879	3,811	(1,067)	(2,822)	7,801
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	15	15

Net income (loss) attributable to ViaSat, Inc.	$7,879	$3,811	$(1,067)	$(2,837)	$7,786

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Statement of Operations for the Six Months Ended October 1, 2010

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Revenues:
Product revenues	$247,780	$2,180	$5,385	$(2,757)	$252,588
Service revenues	25,470	107,008	5,677	(850)	137,305

Total revenues	273,250	109,188	11,062	(3,607)	389,893
Operating expenses:
Cost of product revenues	180,436	1,990	3,352	(2,613)	183,165
Cost of service revenues	17,827	59,707	4,035	(810)	80,759
Selling, general and administrative	50,997	26,538	3,358	(20)	80,873
Independent research and development	14,645	—	293	(2)	14,936
Amortization of acquired intangible assets	2,493	6,477	734	—	9,704

Income (loss) from operations	6,852	14,476	(710)	(162)	20,456

Other income (expense):
Interest income	380	—	5	(183)	202
Interest expense	(3,091)	—	(183)	183	(3,091)

Income (loss) before income taxes	4,141	14,476	(888)	(162)	17,567

Provision for (benefit from) income taxes	374	5,752	240	—	6,366
Equity in net income (loss) of consolidated subsidiaries	7,442	—	—	(7,442)	—

Net income (loss)	11,209	8,724	(1,128)	(7,604)	11,201
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	154	154

Net income (loss) attributable to ViaSat, Inc.	$11,209	$8,724	$(1,128)	$(7,758)	$11,047

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Statement of Cash Flows for the Six Months Ended September 30, 2011

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(12,993)	$30,987	$7,704	$(1,912)	$23,786

Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(116,927)	(16,129)	(2,169)	1,912	(133,313)
Cash paid for patents, licenses and other assets	(8,277)	—	(18)	—	(8,295)
Long-term intercompany notes and investments	3,346	—	—	(3,346)	—

Net cash provided by (used in) investing activities	(121,858)	(16,129)	(2,187)	(1,434)	(141,608)
Cash flows from financing activities:
Proceeds from line of credit borrowings	130,000	—	—	—	130,000
Payments on line of credit	(20,000)	—	—	—	(20,000)
Proceeds from issuance of common stock under equity plans	6,167	—	—	—	6,167
Purchase of common stock in treasury	(2,250)	—	—	—	(2,250)
Payments on capital lease	(54)	(411)	—	—	(465)
Intercompany long-term financing	20,686	(20,686)	(3,346)	3,346	—

Net cash provided by (used in) financing activities	134,549	(21,097)	(3,346)	3,346	113,452
Effect of exchange rate changes on cash	—	—	(113)	—	(113)

Net increase (decrease) in cash and cash equivalents	(302)	(6,239)	2,058	—	(4,483)
Cash and cash equivalents at beginning of period	24,347	7,600	8,543	—	40,490

Cash and cash equivalents at end of period	$24,045	$1,361	$10,601	$—	$36,007

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Statement of Cash Flows for the Six Months Ended October 1, 2010

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$36,019	$60,505	$(201)	$(237)	$96,086

Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(81,154)	(27,098)	(1,503)	237	(109,518)
Cash paid for patents, licenses and other assets	(8,370)	(25)	(32)	—	(8,427)
Payment related to acquisition of business, net of cash acquired	(14,203)	—	747	—	(13,456)
Long-term intercompany notes and investments	(2,980)	100	(213)	3,093	—

Net cash provided by (used in) investing activities	(106,707)	(27,023)	(1,001)	3,330	(131,401)
Cash flows from financing activities:
Proceeds from line of credit borrowings	15,000	—	—	—	15,000
Payments on line of credit	(30,000)	—	—	—	(30,000)
Proceeds from issuance of common stock under equity plans	16,234	—	—	—	16,234
Purchase of common stock in treasury	(1,884)	—	—	—	(1,884)
Intercompany long-term financing	41,858	(41,745)	2,980	(3,093)	—

Net cash provided by (used in) financing activities	41,208	(41,745)	2,980	(3,093)	(650)
Effect of exchange rate changes on cash	—	—	115	—	115

Net increase (decrease) in cash and cash equivalents	(29,480)	(8,263)	1,893	—	(35,850)
Cash and cash equivalents at beginning of period	66,258	16,216	7,157	—	89,631

Cash and cash equivalents at end of period	$36,778	$7,953	$9,050	$—	$53,781

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future growth and revenues from our products; the completion of post-launch testing and entry into service of our ViaSat-1 satellite; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 1, 2011, elsewhere in this report and our other filings with the Securities and Exchange Commission (SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Company Overview

We are a leading provider of advanced satellite and wireless communications and secure networking systems, products and services. We have leveraged our success developing complex satellite communication systems and equipment for the U.S. government and select commercial customers to develop end-to-end satellite network solutions for a wide array of applications and customers. Our product and systems offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that our portfolio of products, combined with our ability to effectively cross-deploy technologies between government and commercial segments and across different geographic markets, provides us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies. Our customers, including the U.S. government, leading aerospace and defense prime contractors, network integrators and communications service providers, rely on our solutions to meet their complex communications and networking requirements. In addition, we are a leading wholesale and retail provider of satellite broadband internet services in the United States. ViaSat, Inc. was incorporated in California in 1986, and reincorporated as a Delaware corporation in 1996.

Subsequent to the quarter end, on October 19, 2011, our new high-capacity Ka-band spot-beam satellite, ViaSat-1, was successfully launched into orbit by International Launch Services (ILS) from the launch facility at the Baikonur Cosmodrome in Kazakhstan and is currently in the process of being tested by the satellite manufacturer prior to transferring control to us.

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

Satellite Services

Our satellite services segment complements both our government systems and commercial networks segments by providing retail and wholesale satellite-based broadband internet services via our distribution and capacity agreements, as well as managed network services for the satellite communication systems of our consumer, enterprise and mobile broadband customers.

The primary services offered by our satellite services segment comprise:

•	Wholesale and retail broadband services, comprised of WildBlue® service, which provides two-way satellite-based broadband internet access to consumers and small businesses in the United States.

•

Our Yonder® worldwide mobile broadband services is comprised of global network management services for customers who use our ArcLight®-based mobile satellite systems supporting airborne, maritime and various ground-mobile customers.

Sources of Revenues

With respect to our government systems and commercial networks segments, our ability to grow and maintain our revenues has depended on our ability to identify and target markets where the customer places a high priority on the technology solution, and our ability to obtain additional sizable contract awards. Due to the nature of this process, it is difficult to predict the probability and timing of obtaining awards in these markets.

Our products and services in these segments are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts, which require us to provide products and services under a contract at a specified price, comprised approximately 94% and 93% of our total revenues for these segments for the three months ended September 30, 2011 and October 1, 2010, respectively, and 93% and 92% of our total revenues for these segments for the six months ended September 30,

2011 and October 1, 2010, respectively. The remainder of our revenue in these segments for such periods was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of our revenues has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately $53.4 million or 24% and $54.0 million or 27% of our total revenues in the three months ended September 30, 2011 and October 1, 2010, respectively. Revenues for our funded research and development from our customer contracts were approximately $107.8 million or 26% and $93.6 million or 24% of our total revenues in the six months ended September 30, 2011 and October 1, 2010, respectively.

We also incur independent research and development (IR&D) expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development programs. IR&D expenses were approximately 3% and 4% of total revenues during the three months ended September 30, 2011 and October 1, 2010, respectively. IR&D expenses were approximately 3% and 4% of total revenues during the six months ended September 30, 2011 and October 1, 2010, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

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

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended September 30, 2011 and October 1, 2010, we recorded losses of approximately $0.4 million and $0.5 million, respectively, related to loss contracts. During the six months ended September 30, 2011 and October 1, 2010, we recorded losses of approximately $0.7 million and $9.2 million, respectively, related to loss contracts.

Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and future cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. We believe we have established appropriate systems and processes to enable us to reasonably estimate future cost on our programs through regular quarterly evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of September 30, 2011 would change our income before income taxes by approximately $0.5 million.

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

Beginning in the first quarter of fiscal year 2012, we adopted Accounting Standards Update (ASU) 2009-13, Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements, which updates ASC 605-25, Revenue Recognition-Multiple element arrangements, of the Financial Accounting Standards Board (FASB) codification. ASU 2009-13 amended accounting guidance for revenue recognition to eliminate the use of the residual method and requires entities to allocate revenue using the relative selling price method. For substantially all of the arrangements with multiple deliverables, we allocate revenue to each element based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: vendor specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE are available (a description as to how we determine VSOE, TPE and ESP is provided below). If a tangible hardware systems product includes software, we determine whether the tangible hardware systems product and the software work together to deliver the product’s essential functionality and, if so, the entire product is treated as a nonsoftware deliverable. The total arrangement consideration is allocated to each separate unit of accounting for each of the nonsoftware deliverables using the relative selling prices of each unit based on the aforementioned selling price hierarchy. Revenue for each separate unit of accounting is recognized when the applicable revenue recognition criteria for each element have been met.

To determine the selling price in multiple-element arrangements, we establish VSOE of the selling price using the price charged for a deliverable when sold separately and for software license updates and product support and hardware systems support, based on the renewal rates offered to customers. For nonsoftware multiple-element arrangements, TPE is established by evaluating similar and/or interchangeable competitor products or services in standalone arrangements with similarly situated customers and/or agreements. If we are unable to determine the selling price because VSOE or TPE doesn’t exist, we determine ESP for the purposes of allocating the arrangement by reviewing historical transactions, including transactions whereby the deliverable was sold on a standalone basis and considering several other external and internal factors including, but not limited to, pricing practices including discounting, margin objectives, competition, the geographies in which we offer our products and services, the type of customer (i.e. distributor, value added reseller, government agency or direct end user, among others) and the stage of the product lifecycle. The determination of ESP considers our pricing model and go-to-market strategy. As our, or our competitors’, pricing and go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to our determination of VSOE, TPE and ESP. As a result, our future revenue recognition for multiple-element arrangements could differ materially from those in the current period. We adopted this authoritative guidance in the first quarter of fiscal year 2012 without a material impact on our consolidated financial statements and disclosures.

Collections in excess of revenues and deferred revenues represent cash collected from customers in advance of revenue recognition and are recorded in accrued liabilities for obligations within the next twelve months. Deferred revenues extending beyond the twelve months are recorded within other liabilities in the condensed consolidated financial statements.

Allowance for doubtful accounts

We make estimates of the collectability of our accounts receivable based on historical bad debts, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debt allowances have been minimal primarily because a significant portion of our sales has been to the U.S. government or is related to our satellite service commercial business, which we bill and collect in advance. Our accounts receivable balance was $198.5 million, net of allowance for doubtful accounts of $0.9 million, as of September 30, 2011, and our accounts receivable balance was $191.9 million, net of allowance for doubtful accounts of $0.5 million, as of April 1, 2011.

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

Property, equipment and satellites

Equipment, computers and software, furniture and fixtures, our ViaSat-1 satellite, and related gateway and networking equipment under construction are recorded at cost, net of accumulated depreciation. Satellite costs, including launch services and insurance, are generally procured under long-term contracts that provide for payments over the contract periods and are capitalized as incurred. Also, we are constructing gateway facilities, network operations systems and other assets to support our ViaSat-1 satellite and these construction costs are capitalized as incurred. Interest expense is capitalized on the carrying value of the satellite and related gateway and networking equipment during the construction period. Satellite construction and launch services costs are capitalized to reflect progress toward completion, which typically coincides with contract milestone payment schedules. Insurance premiums related to the satellite launch and subsequent in-orbit testing are capitalized and amortized over the estimated useful lives of the satellite. Performance incentives payable in future periods are dependent on the continued satisfactory performance of the satellite in service. On October 19, 2011, our ViaSat-1 satellite was successfully launched and is currently undergoing in-orbit testing by our satellite manufacturer prior to transferring control to us.

As a result of the acquisition of WildBlue Holding, Inc. (WildBlue) in December 2009, we acquired the WildBlue-1 satellite (which had been placed into service in March 2007) and an exclusive prepaid lifetime capital lease of Ka-band capacity on Telesat Canada’s Anik F2 satellite (which had been placed into service in April 2005) and related gateway and networking equipment on both satellites. The acquired assets also included the indoor and outdoor customer premise equipment (CPE) units leased to subscribers under WildBlue’s retail leasing program.

Occasionally, we may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of both September 30, 2011 and April 1, 2011, assets under capital lease totaled approximately $3.1 million. We record amortization of assets leased under capital lease arrangements within depreciation expense.

Impairment of long-lived assets (property, equipment and satellites, and other assets)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three and six months ended September 30, 2011 and October 1, 2010.

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our valuation allowance against deferred tax assets increased from $12.7 million at April 1, 2011 to $13.3 million at September 30, 2011. The valuation allowance primarily relates to state net operating loss carryforwards and research credit carryforwards available to reduce state income taxes.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Three Months Ended		Six Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Revenues:	100.0%	100.0%	100.0%	100.0%
Product revenues	65.7	64.5	64.4	64.8
Service revenues	34.3	35.5	35.6	35.2
Operating expenses:
Cost of product revenues	48.4	44.7	47.9	47.0
Cost of service revenues	24.3	21.1	24.8	20.7
Selling, general and administrative	19.9	21.2	20.6	20.7
Independent research and development	3.1	3.9	3.0	3.8
Amortization of acquired intangible assets	2.1	2.6	2.2	2.5
Income from operations	2.2	6.6	1.5	5.2
Income before income taxes	2.1	6.2	1.5	4.5
Net income	3.7	3.9	2.3	2.9
Net income attributable to ViaSat, Inc.	3.6	3.9	2.3	2.8

Three Months Ended September 30, 2011 vs. Three Months Ended October 1, 2010

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2011	October 1, 2010
Product revenues	$146.6	$127.6	$19.0	14.9%
Service revenues	76.4	70.3	6.1	8.7%

Total revenues	$223.0	$197.9	$25.1	12.7%

During the second quarter of fiscal year 2012 compared to the same period last year, our total revenues increased from $197.9 million to $223.0 million due to increases of approximately $19.0 million from product revenues and $6.1 million from service revenues.

Product revenues increased from $127.6 million to $146.6 million during the second quarter of fiscal year 2012 compared to the same period last year. The increase in product revenues was primarily due to higher product sales of $6.7 million in government satellite communication systems, $6.5 million in mobile broadband satellite communication systems, $4.8 million in enterprise VSAT networks and products, $3.1 million in consumer broadband products, $2.7 million in antenna systems products and $2.1 million from satellite payload technology development programs. These increases were offset by lower product sales of $5.2 million in information assurance products and $2.5 million in tactical data link products.

During the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011, our service revenues increased from $70.3 million to $76.4 million primarily driven by growth in our government satellite communication systems services of $3.6 million, information assurance services of $2.5 million and tactical data link services of $1.5 million, offset by a decrease in WildBlue services of $1.8 million. The decrease in WildBlue service revenues was mainly due to the lower number of wholesale subscribers as our sales channels provisioned fewer customers with existing service plans in anticipation of the ViaSat-1 satellite related service offerings.

Cost of revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2011	October 1, 2010
Cost of product revenues	$107.9	$88.5	$19.5	22.0%
Cost of service revenues	54.2	41.7	12.5	30.0%

Total cost of revenues	$162.1	$130.1	$32.0	24.6%

Cost of product revenues increased approximately $19.5 million from $88.5 million to $107.9 million during the second quarter of fiscal year 2012 when compared to the second quarter of fiscal year 2011. On a constant margin basis, the increased product revenues caused a $13.2 million increase in cost of product revenues. Additionally, cost of product revenues as a percentage of product revenues increased during the second quarter of fiscal year 2012 compared to the prior year period due to a higher mix of lower margin products from mobile broadband satellite communication system development programs and lower sales of higher margin mature information assurance and UAV products. These cost of product revenue increases were offset by improved margins in our enterprise VSAT products. Cost of product revenues may fluctuate in future periods depending on the mix of products sold, competition, new product introduction costs and other factors.

Cost of service revenues increased from $41.7 million to $54.2 million during the second quarter of fiscal year 2012 when compared to the second quarter of fiscal year 2011 primarily from WildBlue service cost increases associated with our new data center and billing system and connectivity costs for the ViaSat-1 gateways as we prepare for the commencement of ViaSat-1 satellite services. In addition, cost of service revenue increased (on a constant margin basis) approximately $3.6 million due to increased service revenues. Cost of service revenues may fluctuate in future periods depending on the mix of services provided, competition, new service introduction costs and other factors.

Selling, general and administrative expenses

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2011	October 1, 2010
Selling, general and administrative	$44.4	$42.0	$2.4	5.8%

The increase in selling, general and administrative (SG&A) expenses of $2.4 million in the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011 was primarily attributable to higher support costs of $1.6 million mainly in our commercial networks segment and higher selling costs of $0.6 million mainly in our government systems segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government, commercial and satellite service sales opportunities.

Independent research and development

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2011	October 1, 2010
Independent research and development	$6.8	$7.6	$(0.8)	(10.7)%

The decrease in IR&D expenses of approximately $0.8 million in the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011 was driven by a decrease in IR&D of approximately $0.9 million in our government systems segment.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from eight months to ten years. The decrease in amortization of approximately $0.3 million in the second quarter of fiscal year 2012 compared to the same period last fiscal year was due to certain acquired technology intangibles in our commercial networks segment and government systems segment that became fully amortized over the preceding twelve months. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended September 30, 2011	$9,539

Expected for the remainder of fiscal year 2012	$9,179
Expected for fiscal year 2013	15,555
Expected for fiscal year 2014	13,811
Expected for fiscal year 2015	13,735
Expected for fiscal year 2016	10,181
Thereafter	9,618

$72,079

Interest income

Interest income in the three months ended September 30, 2011 compared to the three months ended October 1, 2010 decreased slightly as we experienced similar average interest rates on our investments but lower average invested cash balances during the second quarter of fiscal year 2012 compared to the same period last fiscal year.

Interest expense

The decrease in interest expense from the second quarter of fiscal year 2011 to the second quarter of fiscal year 2012 of $0.7 million was primarily due to higher capitalized interest associated with our ViaSat-1 satellite, related gateway and networking equipment, and other assets currently under construction, slightly offset by a higher average outstanding balance under our revolving credit facility (the Credit Facility). For the three months ended September 30, 2011 and October 1, 2010, we capitalized interest expense of approximately $7.7 million and $6.7 million, respectively. Interest expense incurred during the three months ended September 30, 2011 and October 1, 2010 related to our 8.875% Senior Notes due 2016 (the Notes) and the Credit Facility.

(Benefit from) provision for income taxes

We currently estimate our annual effective income tax rate to be a benefit of approximately 54.8% for fiscal year 2012, compared to the actual zero effective income tax rate in fiscal year 2011. The effective income tax benefit of approximately 71.7% for the second quarter of fiscal year 2012 was higher than the expected annual effective tax benefit rate primarily due to applying the higher benefit tax rate to the year-to-date pre-tax income. The estimated annual effective income tax benefit rate reflects the December 31, 2011 expiration of the federal research and development tax credit. If the federal research and development tax credit is reinstated, we may have a higher annual effective tax benefit rate for fiscal year 2012, and the amount of any such tax rate increase will depend on the effective date of any such reinstatement, the terms of the reinstatement, as well as the amount of eligible research and development expenses in the reinstated period. The estimated effective tax benefit rate is different from the expected statutory rate primarily due to research and development tax credits.

Segment Results for the Three Months Ended September 30, 2011 vs. Three Months Ended October 1, 2010

Government systems segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2011	October 1, 2010
Product revenues	$86.6	$86.5	$0.1	0.1%
Service revenues	16.8	8.4	8.4	99.7%

Total revenues	$103.4	$94.9	$8.5	8.9%

The revenue in our government systems segment increased approximately $8.5 million in the second quarter of fiscal year 2012 compared to the same period last fiscal year, primarily due to an increase in service revenues of $8.4 million, while product revenues remained relatively flat. The service revenue increase in our government systems segment was primarily due to revenue increases of $3.6 million in government satellite communication systems services, $2.5 million in information assurance services and $1.5 million in tactical data link services.

Segment operating profit

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2011	October 1, 2010
Operating profit	$14.3	$12.8	$1.5	11.9%
Percentage of segment revenues	13.9%	13.5%

The increase in our government systems segment operating profit of $1.5 million during the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011 was primarily due to higher earning contributions of approximately $1.3 million from higher revenues. The remainder of the increase in operating profit was due to lower IR&D expenses, offset by an increase in selling, support and new business proposal costs.

Commercial networks segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2011	October 1, 2010
Product revenues	$59.1	$39.4	$19.6	49.8%
Service revenues	5.1	4.9	0.3	5.2%

Total revenues	$64.2	$44.3	$19.9	44.9%

In the second quarter of fiscal year 2012 compared to the same period last fiscal year, commercial networks segment revenues increased approximately $19.9 million, primarily due to an increase in product revenues of $19.6 million, while service revenues remained relatively flat. The increase in our commercial networks segment product revenues was primarily due to revenue increases of $6.5 million in mobile broadband satellite communication systems, $4.8 million in enterprise VSAT networks and products, $3.1 million in consumer broadband products, $2.7 million in antenna systems products and $2.1 million from satellite payload technology development programs.

Segment operating loss

	Three Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
	September 30,	October 1,
(In millions, except percentages)	2011	2010
Operating loss	$(2.9)	$(2.3)	$(0.5)	(22.3)%
Percentage of segment revenues	(4.5)%	(5.3)%

The slight increase in the commercial networks segment operating loss in the second quarter of fiscal year 2012 compared to the same period last fiscal year was primarily due to an increase in selling, support and new business proposal costs of $3.4 million, offset by higher earnings contributions of approximately $2.8 million from increased revenues and improved margins in our satellite networking development programs and mobile broadband satellite communication systems.

Satellite services segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2011	October 1, 2010
Product revenues	$0.9	$1.6	$(0.7)	(43.0)%
Service revenues	54.5	57.0	(2.5)	(4.4)%

Total revenues	$55.4	$58.6	$(3.2)	(5.5)%

The decrease in satellite services segment revenue in the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011 of approximately $3.2 million was primarily due to a decrease in service revenues of approximately $2.5 million. The decrease in our satellite services segment revenues was primarily due to a decrease in WildBlue services of $1.8 million and a decrease in our managed broadband services. The decrease in WildBlue service revenues was mainly due to the lower number of wholesale subscribers as our sales channels provisioned fewer customers with existing service plans in anticipation of the ViaSat-1 satellite related service offerings.

Segment operating (loss) profit

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2011	October 1, 2010
Operating (loss) profit	$(1.7)	$7.7	$(9.4)	(122.6)%
Percentage of segment revenues	(3.1)%	13.1%

Our satellite services segment generated an operating loss in the second quarter of fiscal year 2012 compared to an operating profit in the second quarter of fiscal year 2011. This change was primarily attributable to lower earnings contributions of approximately $11.0 million from higher cost of revenues. These higher cost of revenues mainly resulted from WildBlue service cost increases associated with our new data center and billing system and connectivity costs for the ViaSat-1 gateways as we prepare for the commencement of ViaSat-1 satellite services. The lower earnings contributions were offset by a decrease in selling, support and new business proposal costs of approximately $1.7 million.

Six Months Ended September 30, 2011 vs. Six Months Ended October 1, 2010

Revenues

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2011	October 1, 2010
Product revenues	$269.2	$252.6	$16.6	6.6%
Service revenues	149.0	137.3	11.7	8.5%

Total revenues	$418.1	$389.9	$28.2	7.2%

During the first six months of fiscal year 2012 compared to the same period last fiscal year, product revenues increased from $252.6 million to $269.2 million. The product revenue increase was primarily due to higher product sales of $13.5 million in government satellite communication systems, $10.2 million in mobile broadband satellite communication systems, $4.4 million in consumer broadband products, $3.7 million in enterprise VSAT networks and products, $3.7 million in antenna systems products and $3.5 million from satellite payload technology development programs. These increases were offset by lower product sales of $15.4 million in tactical data link products, $5.5 million in information assurance products and $1.5 million in satellite networking development programs.

Service revenues increased from $137.3 million to $149.0 million during the first six months of fiscal year 2012 when compared to the first six months of fiscal year 2011 primarily driven by growth in government satellite communication systems services of $6.2 million, information assurance services of $3.8 million, tactical data link services of $2.6 million and $1.8 million satellite networking development program services, offset by a decrease in WildBlue services of $2.0 million. The decrease in WildBlue service revenues was mainly due to the lower number of wholesale subscribers as our sales channels provisioned fewer customers with existing service plans in anticipation of the ViaSat-1 satellite related service offerings.

Cost of revenues

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2011	October 1, 2010
Cost of product revenues	$200.2	$183.2	$17.0	9.3%
Cost of service revenues	103.5	80.8	22.8	28.2%

Total cost of revenues	$303.7	$263.9	$39.8	15.1%

Cost of product revenues increased from $183.2 million to $200.2 million during the first six months of fiscal year 2012 when compared to the first six months of fiscal year 2011 primarily due to increased product revenues, which caused an increase of approximately $12.0 million in cost of product revenues (on a constant margin basis). In addition, cost of product revenues as a percentage of product sales increased during the first six months of fiscal year 2012 compared to the prior year due to a higher mix of lower margin products from mobile broadband satellite communication development programs and lower sales of higher margin mature information assurance and UAV products. Cost of product revenues may fluctuate in future periods depending on the mix of products sold, competition, new product introduction costs and other factors.

In the first quarter of fiscal year 2011, we recorded an additional forward loss of $8.5 million on a government satellite communication program due to the significant additional labor and material costs for rework and testing required to complete the program requirements and specifications.

Cost of service revenues increased from $80.8 million to $103.5 million during the first six months of fiscal year 2012 when compared to the first six months of fiscal year 2011 primarily due to lower service margins resulting in an increase in cost of service revenues of approximately $15.9 million. These lower service margins primarily resulted from WildBlue service cost increases associated with our new data center and billing system and connectivity costs for the ViaSat-1 gateways as we prepare for the commencement of ViaSat-1 satellite services. In addition, cost of service revenue increased (on a constant margin basis) approximately $6.9 million due to increased service revenues. Cost of service revenues may fluctuate in future periods depending on the mix of services provided, competition, new service introduction costs and other factors.

Selling, general and administrative expenses

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2011	October 1, 2010
Selling, general and administrative	$86.1	$80.9	$5.2	6.5%

The increase in SG&A expenses of $5.2 million in the first six months of fiscal year 2012 compared to the first six months of fiscal year 2011 was mainly attributable to an increase in support costs of $4.2 million primarily in our commercial networks systems segment as well as an increase in selling costs of $1.2 million primarily in our government systems segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government, commercial and satellite service sales opportunities.

Independent research and development

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2011	October 1, 2010
Independent research and development	$12.5	$14.9	$(2.4)	(16.3)%

The decrease in IR&D expenses of approximately $2.4 million in the first six months of fiscal year 2012 compared to the first six months of fiscal year 2011 was driven by a decrease of approximately $2.1 million in our commercial networks segment principally related to next-generation consumer broadband.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from eight months to ten years. The decrease in amortization of approximately $0.2 million in the first six months of fiscal year 2012 compared to the same period last fiscal year was due to a decrease in amortization of approximately $0.7 million as certain acquired technology intangibles in our government systems and commercial networks segment became fully amortized over the preceding twelve months, offset by an increase in amortization of approximately $0.5 million due to our acquisition of Stonewood Group Limited (Stonewood) in July 2010. Current and expected amortization expense for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended September 30, 2011	$9,539

Expected for the remainder of fiscal year 2012	$9,179
Expected for fiscal year 2013	15,555
Expected for fiscal year 2014	13,811
Expected for fiscal year 2015	13,735
Expected for fiscal year 2016	10,181
Thereafter	9,618

$72,079

Interest income

Interest income for the six months ended September 30, 2011 compared to the six months ended October 1, 2010 decreased slightly as we experienced similar average interest rates on our investments but lower average invested cash balances during the first six months of fiscal year 2012 compared to the same period last fiscal year.

Interest expense

The decrease in interest expense from the first six months of fiscal year 2011 to the first six months of fiscal year 2012 of $2.9 million was primarily due to higher capitalized interest associated with our ViaSat-1 satellite, related gateway and networking equipment, and other assets currently under construction. For the six months ended September 30, 2011 and October 1, 2010, we capitalized interest expense of approximately $15.3 million and $12.7 million, respectively. Interest expense incurred during the six months ended September 30, 2011 and October 1, 2010 related to the Notes and the Credit Facility.

(Benefit from) provision for income taxes

For the six months ended September 30, 2011, we recorded an income tax benefit of $3.7 million. We currently estimate our annual effective income tax rate to be a benefit of approximately 54.8% for fiscal year 2012, compared to the actual zero effective income tax rate in fiscal year 2011. The estimated annual effective income tax benefit rate for fiscal year 2012 results primarily from expected federal and state research and development tax credits in excess of taxes at the statutory rate on projected pre-tax income for the year. The benefit rate reflects the December 31, 2011 expiration of the federal research and development tax credit. If the federal research and development tax credit is reinstated, we may have a higher annual effective tax benefit rate for fiscal year 2012, and the amount of any such increase in the benefit tax rate will depend on the effective date of any such reinstatement, the terms of the reinstatement, as well as the amount of eligible research and development expenses in the reinstated period.

Segment Results for the Six Months Ended September 30, 2011 vs. Six Months Ended October 1, 2010

Government systems segment

Revenues

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2011	October 1, 2010
Product revenues	$161.2	$168.4	$(7.1)	(4.2)%
Service revenues	28.4	15.4	12.9	83.9%

Total revenues	$189.6	$183.8	$5.8	3.2%

Our government systems segment experienced revenue increases in the first six months of fiscal year 2012 compared to the same period last fiscal year due to an increase in service revenues of $12.9 million, offset by a decrease in product revenues of $7.1 million.

The increase in service revenues was primarily due to increases of $6.2 million in government satellite communication systems services, $3.8 million in information assurance services and $2.6 million in tactical data link services. The decrease in product revenues was primarily due to decreases of $15.4 million in tactical data link products and $5.5 million in information assurance products, offset by an increase of $13.5 million in government satellite communication systems.

Segment operating profit

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2011	October 1, 2010
Operating profit	$21.7	$14.5	$7.2	50.1%
Percentage of segment revenue	11.5%	7.9%

The increase in our government systems segment operating profit of $7.2 million during the first six months of fiscal year 2012 compared to the first six months of fiscal year 2011 was primarily due to higher earnings contributions resulting from lower cost of revenues. Lower cost of revenues was mainly related to the $8.5 million forward loss recorded on a government satellite communication program in the first quarter of fiscal year 2011 due to the significant additional labor and material costs for rework and testing required to complete the program requirements and specifications. This increase in operating profit was offset by a decrease due to higher selling, support and new business proposal costs of approximately $1.3 million during the first six months of fiscal year 2012 compared to the same period last fiscal year.

Commercial networks segment

Revenues

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2011	October 1, 2010
Product revenues	$106.4	$82.0	$24.3	29.6%
Service revenues	9.9	7.9	2.0	25.7%

Total revenues	$116.3	$89.9	$26.3	29.3%

Commercial networks segment revenue increased approximately $26.3 million in the first six months of fiscal year 2012 compared to the first six months of fiscal year 2011, due to an increase in product revenues of $24.3 million and an increase in service revenues of $2.0 million.

The increase in product revenues from our commercial networks segment was primarily due to increases of $10.2 million in mobile broadband satellite communication systems, $4.4 million in consumer broadband products, $3.7 million in enterprise VSAT networks and products, $3.7 million in antenna systems products and $3.5 million from satellite payload technology development programs, offset by a decrease of $1.5 million in satellite networking development programs.

The increase in service revenues from our commercial networks segment was primarily due to an increase of $1.8 million in satellite networking development program services.

Segment operating loss

	Six Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	September 30, 2011	October 1, 2010
Operating loss	$(6.1)	$(3.5)	$(2.6)	(73.8)%
Percentage of segment revenues	(5.3)%	(3.9)%

The increase in the commercial networks segment operating loss in the first six months of fiscal year 2012 compared to the same period last fiscal year was primarily due to an increase in selling, support and new business proposal costs of approximately $5.0 million, offset by a decrease in IR&D expenses of approximately $2.1 million.

Satellite services segment

Revenues

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2011	October 1, 2010
Product revenues	$1.6	$2.2	$(0.6)	(27.5)%
Service revenues	110.7	114.0	(3.3)	(2.9)%

Total revenues	$112.3	$116.2	$(3.9)	(3.4)%

The decrease in satellite services segment revenue in the first six months of fiscal year 2012 compared to the first six months of fiscal year 2011 of approximately $3.9 million is primarily due to a decrease in service revenues of $3.3 million primarily due to a decrease of $2.0 million in WildBlue services. The decrease in WildBlue service revenues was mainly due to the lower number of wholesale subscribers as our sales channels provisioned fewer customers with existing service plans in anticipation of the ViaSat-1 satellite related service offerings.

Segment operating profit

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 30, 2011	October 1, 2010
Operating profit	$0.2	$19.2	$(19.0)	(99.0)%
Percentage of segment revenues	0.2%	16.5%

In the first six months of fiscal year 2012 compared to the first six months of fiscal year 2011, the satellite services segment operating profit decreased by $19.0 million mainly due to lower earnings contributions of $19.8 million from higher costs of revenues. These higher cost of revenues mainly resulted from WildBlue service cost increases associated with our new data center and billing system and connectivity costs for the ViaSat-1 gateways as we prepare for the commencement of ViaSat-1 satellite services. The lower earnings contributions were offset by a decrease in selling, support and new business proposal costs of approximately $1.1 million.

Backlog

As reflected in the table below, firm backlog increased during the first six months of fiscal year 2012 primarily due to increased demand for certain products and services and completed contract negotiations for contracts we pursued in fiscal year 2011. The decrease in funded backlog during the first six months of fiscal year 2012 was primarily due to slower funding in our government systems segment primarily over the past three months, which is consistent with the U.S. government fiscal year end timing and trends we have experienced in prior fiscal years.

	As of September 30, 2011	As of April 1, 2011
	(In millions)
Firm backlog
Government Systems segment	$298.4	$283.8
Commercial Networks segment	266.0	216.7
Satellite Services segment	11.0	28.2

Total	$575.4	$528.7

Funded backlog
Government Systems segment	$172.1	$235.6
Commercial Networks segment	266.0	216.7
Satellite Services segment	11.0	28.2

Total	$449.1	$480.5

The firm backlog does not include contract options. Of the $575.4 million in firm backlog, approximately $219.8 million is expected to be delivered during the remaining six months of fiscal year 2012, and the balance is expected to be delivered in fiscal year 2013 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.

Our new awards totaled $245.7 million and $499.3 million in the three and six months ended September 30, 2011, respectively, compared to $253.7 million and $406.6 million for the three and six months ended October 1, 2010, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing and equity financing. At September 30, 2011, we had $36.0 million in cash and cash equivalents, $235.3 million in working capital and $170.0 million in principal amount of outstanding borrowings under our Credit Facility. At April 1, 2011, we had $40.5 million in cash and cash equivalents, $167.5 million in working capital and $60.0 million in principal amount of outstanding borrowings under our Credit Facility. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

The general cash needs of our government systems, commercial networks and satellite services segments can vary significantly. In our government systems segment, the primary factors determining cash needs tend to be the type and mix of contracts in backlog (i.e., product or service, development or production, and timing of payments), and restrictions on the timing of cash payments under U.S. government procurement regulations. In our commercial networks segment, cash needs tend to be driven primarily by the type and mix of contracts in backlog, the nature and quality of customers, and the payment terms of customers (including whether advance payments are made or customer financing is required). Other factors affecting the cash needs of these segments include contract duration and program performance. For example, if a program is performing well and meeting its contractual requirements, then its cash flow requirements are usually lower. The cash needs of our satellite services segment tend to be driven primarily by the timing of payment of capital expenditures (e.g., timing of network expansion activities and launch contract), as well as the quality of customer, type of contract and payment terms.

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

Our future capital requirements will depend upon many factors, including the timing and amount of cash required for future broadband satellite projects we may engage in, expansion of our research and development and marketing efforts, and the nature and timing of orders. Additionally, we will continue to evaluate possible acquisitions of, or investments in complementary businesses, products and technologies which may require the use of cash or additional financing. We believe that our current cash balances and net cash expected to be provided by operating activities along with availability under our Credit Facility will be sufficient to meet our anticipated operating requirements for at least the next twelve months.

Cash flows

Cash provided by operating activities for the first six months of fiscal year 2012 was $23.8 million compared to cash provided by operating activities of $96.1 million for the first six months of fiscal year 2011. This $72.3 million decrease was primarily driven by a $71.1 million year-over-year increase in cash used to fund net operating asset needs. The increase in net operating assets was predominantly due to additional investment in our inventory of $23.8 million from April 1, 2011 to support our government satellite communication systems, tactical data links and next generation broadband equipment programs, reduction in accrued liabilities of $13.3 million from April 1, 2011 due to timing of payments, an increase in other assets for next generation consumer broadband capital software development of $9.4 million during fiscal year 2012 and an increase in our combined billed and unbilled accounts receivable, net, of $6.6 million from April 1, 2011 primarily due to timing of billings in our commercial network segment.

Cash used in investing activities in the first six months of fiscal year 2012 was $141.6 million compared to $131.4 million for the first six months of fiscal year 2011. This $10.2 million increase in cash used in investing activities was primarily related to an approximately $10.2 million increase in cash used for capital expenditures for the construction of gateway facilities and network operation systems related to ViaSat-1, an approximately $9.8 million increase in cash used for construction of our ViaSat-1 satellite, and $3.8 million in higher capital expenditures for new CPE units and other general purpose equipment, offset by $13.5 million less cash used during the same period last year for the acquisition of Stonewood.

Cash provided by financing activities for the first six months of fiscal year 2012 was $113.5 million compared to cash used in financing activities of $0.7 million for the first six months of fiscal year 2011. This $114.1 million increase in cash inflows was primarily related to the $115.0 million in higher proceeds from borrowings under our Credit Facility during the first six months of fiscal year 2012, compared to the first six months of fiscal year 2011. In addition, cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, and cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

Satellite-related activities

In January 2008, as amended, we entered into several agreements with Space Systems/Loral, Inc. (SS/L), Loral Space & Communications, Inc. (Loral) and Telesat Canada related to our anticipated high-capacity satellite system. Subsequent to the quarter end, on October 19, 2011, our new high-capacity Ka-band spot-beam satellite, ViaSat-1, was successfully launched into orbit by ILS from the launch facility at the Baikonur Cosmodrome in Kazakhstan and is currently in the process of being tested by the satellite manufacturer prior to transferring control to us. Under the satellite construction contract with SS/L, we may incur up to $33.2 million in additional costs for orbital performance incentives and related interest earned over the life of the satellite.

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

Prior to September 15, 2012, we may redeem up to 35% of the Notes at a redemption price of 108.875% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. We may also redeem the Notes prior to September 15, 2012, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of: (i) 1.0% of the principal amount of such Notes and (ii) the excess, if any, of (a) the present value at such date of redemption of (1) the redemption price of such Notes on September 15, 2012 plus (2) all required interest payments due on such Notes through September 15, 2012 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the treasury rate (as defined in the indenture) plus 50 basis points, over (b) the then-outstanding principal amount of such Notes. The Notes may be redeemed, in whole or in part, at any time during the twelve months beginning on September 15, 2012 at a redemption price of 106.656%, during the twelve months beginning on September 15, 2013 at a redemption price of 104.438%, during the twelve months beginning on September 15, 2014 at a redemption price of 102.219%, and at any time on or after September 12, 2015 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.

In the event a change of control occurs (as defined in the indenture), each holder will have the right to require us to repurchase all or any part of such holder’s Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Credit Facility

As of September 30, 2011, the Credit Facility, as amended, provided a revolving line of credit of $325.0 million (including up to $35.0 million of letters of credit) with a maturity date of January 25, 2016. Borrowings under the Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, Eurodollar rate plus 1.00% or the administrative agent’s prime rate as announced from time to time, or (2) at the Eurodollar rate plus, in the case of each of (1) and (2), an applicable margin that is based on the ratio of our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the Credit Facility. At September 30, 2011, the weighted average effective interest rate on our outstanding borrowings under the Credit Facility was 3.23%. The Credit Facility is guaranteed by certain of our domestic subsidiaries and collateralized by substantially all of our respective assets. The Credit Facility contains financial covenants regarding a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. At September 30, 2011, we had $170.0 million in principal amount of outstanding borrowings under the Credit Facility and $8.8 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of September 30, 2011 of $146.2 million. Subsequent to the quarter end, on October 31, 2011, we amended the Credit Facility torevise the definition of EBITDA for certain earnings impacts related to the delay in the launch of our ViaSat-1 satellite.

Contractual Obligations

The following table sets forth a summary of our obligations at September 30, 2011:

		For the Remainder of Fiscal Year	For the Fiscal Years Ending
(In thousands)	Total	2012	2013-2014	2015-2016	Thereafter
Operating leases and satellite capacity agreements	$167,327	$20,890	$65,234	$36,647	$44,556
Capital lease	2,746	653	2,093	—	—
The Notes (1)	396,015	12,203	48,813	48,813	286,186
Line of credit	170,000	—	—	170,000	—
Standby letters of credit	8,823	3,039	5,784	—	—
Purchase commitments including satellite-related agreements	461,560	128,055	136,923	97,280	99,302

Total	$1,206,471	$164,840	$258,847	$352,740	$430,044

(1)

Includes total interest payments on the Notes of $12.2 million for the remainder of fiscal year 2012, $48.8 million in fiscal years 2013-2014, $48.8 million in fiscal years 2015-2016 and $11.2 million thereafter.

We purchase components from a variety of suppliers and use several subcontractors and contract manufacturers to provide design and manufacturing services for our products. During the normal course of business, we enter into agreements with subcontractors, contract manufacturers and suppliers that either allow them to procure inventory based upon criteria defined by us or that establish the parameters defining our requirements. Pursuant to our satellite-related activities, we may incur up to $33.2 million in additional costs to SS/L, the manufacturer of our ViaSat-1 satellite, for orbital performance incentives and related interest earned over the life of the satellite. From time to time we also contract for satellite capacity, satellite construction, launch service and launch insurance which supports our satellite service segment. In certain instances, these agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments.

Our condensed consolidated balance sheets included $24.4 million and $23.8 million of “other liabilities” as of September 30, 2011 and April 1, 2011, respectively, which primarily consisted of our long-term warranty obligations, long-term portion of deferred rent, long-term portion of deferred revenue and long-term unrecognized tax position liabilities. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 9 to our condensed consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 7 to our condensed consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at September 30, 2011 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this Quarterly Report or in our Annual Report on Form 10-K for the year ended April 1, 2011.

Recent Authoritative Guidance

In October 2009, the FASB issued authoritative guidance for revenue recognition with multiple deliverables (ASU 2009-13, which updated ASC 605-25). This new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this authoritative guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This authoritative guidance will be effective for us beginning in the first quarter of fiscal year 2012; however, early adoption is permitted. We adopted this authoritative guidance in the first quarter of fiscal year 2012 without a material impact on our consolidated financial statements and disclosures.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (ASC 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (IFRS). The new authoritative guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. While many of the amendments to GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This authoritative guidance will be effective for us beginning in the fourth quarter of fiscal year 2012. Adoption of this authoritative guidance is not expected to have a material impact on our consolidated financial statements and disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC 220): Presentation of Comprehensive Income. The new authoritative guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. This authoritative guidance will be effective for us beginning in the first quarter of fiscal year 2013 and should be applied retrospectively; however, early adoption is permitted. We are currently evaluating the impact that the authoritative guidance may have on our consolidated financial statements and disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (ASU 2011-08): Testing Goodwill for Impairment. The new authoritative guidance simplifies how an entity tests goodwill for impairment. The new authoritative guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The two-step quantitative impairment test is required only if, based on its qualitative assessment, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This authoritative guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of this authoritative guidance is not expected to have a material impact on our consolidated financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, and short-term and long-term obligations, including the Credit Facility and the Notes. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2011, we had $170.0 million and $275.0 million in principal amount of outstanding borrowings under our Credit Facility and Notes, respectively, and we held no short-term investments. Since the Notes bear interest at a fixed rate, exposure to market risk for changes in interest rates relates primarily to borrowings under our Credit Facility, cash equivalents, short-term investments and short-term obligations.

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

As of September 30, 2011, we had $170.0 million in principal amount of outstanding borrowings under our Credit Facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin that is based on the ratio of our debt to EBITDA. As of September 30, 2011, the weighted average effective interest rate on our outstanding borrowings under the Credit Facility was 3.23%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred prior to effects of capitalized interest and cash flow by approximately $0.9 million over a twelve-month period.

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

As of September 30, 2011, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign currency forward contracts with a notional amount of $12.6 million had a fair value of approximately $0.5 million and were recorded in accrued liabilities as of September 30, 2011. The fair value of these foreign currency forward contracts as of September 30, 2011 would have changed by approximately $1.2 million if the foreign currency forward rate for the Euro to the U.S. dollar on these foreign currency forward contracts had changed by 10%.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2011, the end of the period covered by this Quarterly Report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2011.

During the period covered by this Quarterly Report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 1, 2011, which could materially affect our business, financial condition, liquidity or future results. There have been no material changes to these risk factors, other than changes to the risk factor relating to owning and operating satellites, which has been updated to reflect the launch of our ViaSat-1 satellite on October 19, 2011. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Owning and Operating Satellites Involve Considerable Risks

On October 19, 2011, our new high-capacity Ka-band spot-beam satellite, ViaSat-1, was successfully launched into orbit by ILS from the launch facility at the Baikonur Cosmodrome in Kazakhstan and is currently in the process of being tested by the satellite manufacturer prior to transferring control to us. In addition, in December 2009, we acquired WildBlue and, as a result of such acquisition, we own and operate WildBlue’s Ka-band satellite (WildBlue-1) and hold an exclusive lifetime lease of Ka-band capacity on Telesat Canada’s Anik F2 satellite in the contiguous United States. We may acquire or use one or more additional satellites in the future. If post-launch testing of ViaSat-1 is not successfully completed and the satellite is not brought into service, or if we are unable to continue to operate WildBlue-1 or Anik F2 or are unable to manufacture and successfully launch a satellite in a timely manner or at all, as a result of any of the following risks or otherwise, we may be unable to realize the anticipated benefits from our satellite and associated services business, and our business, financial condition and results of operations could be materially adversely affected:

•

Business Plan. We may be unsuccessful in implementing our business plan for the WildBlue business and our satellite services segment as a whole, or we may not be able to achieve the revenue that we expect from our satellite services segment. A failure to attract a sufficient number of distributors or customers would result in lower revenues than anticipated.

•

Satellite Failures and Degradations in Performance. ViaSat-1, WildBlue-1 Telesat Canada’s Anik F2, and SES WorldSkies’ AMC-15 satellites supporting our WildBlue business are, and any future satellite we acquire will be, subject to potential satellite failures or performance degradations. Satellites are subject to in-orbit risks including malfunctions, commonly referred to as anomalies, interference from electrostatic storms, and collisions with meteoroids, decommissioned spacecraft or other space debris. Anomalies occur as a result of various factors, such as satellite manufacturing errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space. If any of the foregoing were to occur on ViaSat-1, WildBlue-1, Anik F2, AMC-15 or any other satellite we may acquire or use, this could have a material adverse effect on our operations, our ability to generate revenues in our satellite services segment, and our relationships with current customers and distributors, as well as our ability to attract new customers for our satellite broadband services. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expenses due to the need to provide replacement or backup capacity and potentially reduce revenues if service is interrupted on the satellites we utilize. We may not be able to obtain or finance backup transponder capacity or a replacement satellite on reasonable economic terms or at all. In addition, an increased frequency of anomalies could impact market acceptance of our services.

•

Cost and Schedule Risks. The cost of completing satellites and developing the associated ground infrastructure may be more than we anticipate and there may be delays in completing satellites and infrastructure within the expected timeframe. We may be required to spend in excess of our forecasts for the completion, launch and launch insurance of any satellite, or for the development associated with the associated ground infrastructure. The construction and launch of satellites are often subject to delays, including satellite and launch vehicle construction delays, cost overruns, periodic unavailability of reliable launch opportunities and delays in obtaining regulatory approvals. If the satellite construction schedule is not met, there may be even further delays because there can be no assurance that a launch opportunity will be available at the time the satellite is ready to be launched, and we may not be able to obtain or maintain regulatory authority or ITU priority necessary to implement the satellite as proposed.

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

•

Satellite Life. Our ability to earn revenue depends on the usefulness of ViaSat-1, WildBlue-1, Anik F2 and any other satellite we may acquire in the future. Each satellite has a limited useful life. The period of time during which a satellite is expected to function in accordance with its specifications is referred to as such satellite’s design life. The design life of ViaSat-1 is 15 years from launch, ending in 2026, the design life of WildBlue-1 is 12 years from launch, ending in 2019, and the design life of Telesat Canada’s Anik F2 satellite is 15 years from launch, ending in 2019. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their design and construction, the durability of their component parts and back-up units, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, the remaining on-board fuel following orbit insertion, the occurrence of any anomaly or series of anomalies affecting the satellite, and the launch risks and in-orbit risks described above. There can be no assurance that the actual useful life of ViaSat-1, WildBlue-1, Anik F2 or any other satellite that we may acquire will equal its design life. In addition, continued improvements in satellite technology may make obsolete ViaSat-1 or any other satellite we may own or acquire prior to the end of its life.

•

Insurance Risks. We currently hold in-orbit insurance for ViaSat-1, WildBlue-1 and Anik F2. We also intend to seek in-orbit insurance for any satellite we may acquire. However, we may not be able to obtain insurance, or renew existing insurance, on reasonable economic terms or at all. If we are able to obtain or renew our insurance, it may contain customary exclusions and will not likely cover the full cost of constructing and launching or replacing the satellites, nor will it cover business interruptions or similar losses. In addition, the occurrence of any anomalies on other satellites, including other Ka-band satellites, or any failures of a satellite using similar components or failures of a similar launch vehicle to any launch vehicle we intend to use for any future satellite, may materially adversely affect our ability to insure the satellites at commercially reasonable premiums, if at all.

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

Item 5. Other Information

Our 2011 annual meeting of stockholders has been scheduled for January 27, 2012. Our board of directors has established December 6, 2011 as the record date for stockholders entitled to receive notice of, and to vote at, the annual meeting.

We also have established a new deadline for the receipt of stockholder proposals submitted pursuant to Rule 14a-8 of the Exchange Act for inclusion in our proxy materials for the annual meeting. In order to be considered timely, such proposals must be received at our principal executive offices at 6155 El Camino Real, Carlsbad, California 92009, Attention: General Counsel and Corporate Secretary, no later than the close of business on November 19, 2011, and must also comply with Rule 14a-8 of the Exchange Act regarding the inclusion of stockholder proposals in company-sponsored proxy materials.

Additionally, in accordance with the advance notice provisions set forth in our bylaws, in order for other business to be brought before the annual meeting outside of Rule 14a-8 of the Exchange Act, it must be received at our principal executive offices no later than the close of business on November 19, 2011, and must also comply with the provisions set forth in our bylaws and applicable law.

Item 6. Exhibits

The Exhibit Index on page 58 is incorporated herein by reference as the list of exhibits required as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2011	VIASAT, INC.

/s/ MARK D. DANKBERG
Mark D. Dankberg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ RONALD G. WANGERIN
Ronald G. Wangerin
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Eighth Amendment to Fourth Amended and Restated Revolving Loan Agreement, dated as of October 31, 2011, by and among ViaSat, Inc., Union Bank, N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A., Compass Bank and Wells Fargo Bank, National Association and the other lenders party thereto	8-K	000-21767	10.1	November 4, 2011

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase					X

101.LAB*	XBRL Taxonomy Extension Labels Linkbase					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase					X

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are otherwise not subject to liability under these sections.