Form 10-Q
period 2011-12-30
VIASAT INC
filed 2012-02-08
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2011.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of February 1, 2012 was 42,838,630.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of December 30, 2011	As of April 1, 2011
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$45,842	$40,490
Accounts receivable, net	184,299	191,889
Inventories	129,763	98,555
Deferred income taxes	18,581	18,805
Prepaid expenses and other current assets	51,411	21,141

Total current assets	429,896	370,880

Satellites, net	597,236	533,000
Property and equipment, net	275,598	233,139
Other acquired intangible assets, net	67,226	81,889
Goodwill	83,151	83,532
Other assets	126,556	103,308

Total assets	$1,579,663	$1,405,748

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$62,880	$71,712
Accrued liabilities	139,360	130,583
Current portion of other long-term debt	1,226	1,128

Total current liabilities	203,466	203,423

Senior Notes due 2016, net	272,667	272,296
Other long-term debt	171,089	61,946
Other liabilities	45,242	23,842

Total liabilities	692,464	561,507

Commitments and contingencies (Note 8)
Equity:
ViaSat, Inc. stockholders’ equity
Common stock	4	4
Paid-in capital	637,616	601,029
Retained earnings	269,596	254,722
Common stock held in treasury	(24,898)	(17,907)
Accumulated other comprehensive income	758	2,277

Total ViaSat, Inc. stockholders’ equity	883,076	840,125
Noncontrolling interest in subsidiary	4,123	4,116

Total equity	887,199	844,241

Total liabilities and equity	$1,579,663	$1,405,748

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
	(In thousands, except per share data)
Revenues:
Product revenues	$121,862	$126,434	$391,019	$379,022
Service revenues	83,102	69,507	232,070	206,812

Total revenues	204,964	195,941	623,089	585,834
Operating expenses:
Cost of product revenues	89,463	95,009	289,657	278,174
Cost of service revenues	57,318	41,923	160,838	122,682
Selling, general and administrative	45,640	40,413	131,752	121,286
Independent research and development	5,999	6,661	18,502	21,597
Amortization of acquired intangible assets	4,752	4,923	14,291	14,627

Income from operations	1,792	7,012	8,049	27,468

Other income (expense):
Interest income	20	46	59	248
Interest expense	(331)	(60)	(542)	(3,151)

Income before income taxes	1,481	6,998	7,566	24,565

(Benefit from) provision for income taxes	(3,637)	(5,929)	(7,315)	437

Net income	5,118	12,927	14,881	24,128
Less: Net (loss) income attributable to the noncontrolling interest, net of tax	(22)	3	7	157

Net income attributable to ViaSat, Inc.	$5,140	$12,924	$14,874	$23,971

Basic net income per share attributable to ViaSat, Inc. common stockholders	$0.12	$0.31	$0.35	$0.59
Diluted net income per share attributable to ViaSat, Inc. common stockholders	$0.12	$0.30	$0.34	$0.56

Shares used in computing basic net income per share	42,452	41,205	42,132	40,604
Shares used in computing diluted net income per share	44,333	43,352	44,015	42,799

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	December 30, 2011	December 31, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$14,881	$24,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71,762	61,980
Amortization of intangible assets	17,476	14,628
Deferred income taxes	(7,385)	246
Stock-based compensation expense	14,778	12,690
Loss on disposition of fixed assets	3,697	4,895
Other non-cash adjustments	892	943
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect of acquisition
Accounts receivable	6,531	1,901
Inventories	(28,197)	(11,273)
Other assets	(13,075)	(422)
Accounts payable	(6,682)	(6,112)
Accrued liabilities	(10,940)	17,124
Other liabilities	1,227	2,584

Net cash provided by operating activities	64,965	123,312

Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(159,167)	(151,730)
Cash paid for patents, licenses and other assets	(17,104)	(11,524)
Payment related to acquisition of business, net of cash acquired	—	(13,456)

Net cash used in investing activities	(176,271)	(176,710)
Cash flows from financing activities:
Proceeds from line of credit borrowings	130,000	30,000
Payments on line of credit	(20,000)	(40,000)
Proceeds from issuance of common stock under equity plans	14,369	24,391
Purchase of common stock in treasury	(6,991)	(5,505)
Payments on capital lease	(762)	—

Net cash provided by financing activities	116,616	8,886
Effect of exchange rate changes on cash	42	245

Net increase (decrease) in cash and cash equivalents	5,352	(44,267)
Cash and cash equivalents at beginning of period	40,490	89,631

Cash and cash equivalents at end of period	$45,842	$45,364

Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$6,340	$5,096
Issuance of common stock in connection with acquisition	$—	$4,630
Equipment acquired under capital lease	$—	$2,751

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands, except share data)

	ViaSat, Inc. Stockholders
	Common Stock				Common Stock Held		Accumulated Other Comprehensive Income (Loss)
	Number of Shares Issued				in Treasury			Noncontrolling Interest in Subsidiary
		Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount			Total	Comprehensive Income
Balance at April 1, 2011	42,225,130	$4	$601,029	$254,722	(560,363)	$(17,907)	$2,277	$4,116	$844,241
Exercise of stock options	558,088	—	9,709	—	—	—	—	—	9,709
Issuance of stock under Employee Stock Purchase Plan	126,302	—	4,660	—	—	—	—	—	4,660
Stock-based compensation expense	—	—	15,878	—	—	—	—	—	15,878
Shares issued in settlement of certain accrued employee compensation liabilities	156,825	—	6,340	—	—	—	—	—	6,340
RSU awards vesting	443,607	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(157,183)	(6,991)	—	—	(6,991)
Net income	—	—	—	14,874	—	—	—	7	14,881	$14,881
Hedging transactions, net of tax	—	—	—	—	—	—	(584)	—	(584)	(584)
Foreign currency translation, net of tax	—	—	—	—	—	—	(935)	—	(935)	(935)

Comprehensive income										$13,362

Balance at December 30, 2011	43,509,952	$4	$637,616	$269,596	(717,546)	$(24,898)	$758	$4,123	$887,199

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at December 30, 2011, the condensed consolidated statements of operations for the three and nine months ended December 30, 2011 and December 31, 2010, the condensed consolidated statements of cash flows for the nine months ended December 30, 2011 and December 31, 2010, and the condensed consolidated statement of equity and comprehensive income for the nine months ended December 30, 2011 have been prepared by the management of ViaSat, Inc. (also referred to hereafter as the Company or ViaSat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended April 1, 2011 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended April 1, 2011 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

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

Revenue recognition

A substantial portion of the Company’s revenues are derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the authoritative guidance for the percentage-of-completion method of accounting (Accounting Standards Codification (ASC) 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract, or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed.

During the three months ended December 30, 2011 and December 31, 2010, the Company recorded losses of approximately $0.5 million and $2.3 million, respectively, related to loss contracts. In the first quarter of fiscal year 2011, the Company recorded an additional forward loss of $8.5 million on a government satellite communication program due to the significant additional labor and material costs for rework and testing required to complete the program requirements and specifications. Including this program, during the nine months ended December 30, 2011 and December 31, 2010, the Company recorded losses of approximately $1.2 million and $11.5 million, respectively, related to loss contracts.

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

Contract costs on U.S. government contracts are subject to audit and negotiations with U.S. government representatives. The Company’s incurred cost audits by the Defense Contract Audit Agency (DCAA) have not been completed for fiscal year 2003 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal year 2002 based upon an estimate

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of December 30, 2011 and April 1, 2011, the Company had $6.7 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 8).

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

Satellite costs, including launch services and insurance, are generally procured under long-term contracts that provide for payments over the contract periods and are capitalized as incurred. The Company is also constructing gateway facilities and network operations systems to support the ViaSat-1 satellite, which are also capitalized as incurred.

On October 19, 2011, the Company’s new high-capacity Ka-band spot-beam satellite, ViaSat-1, was successfully launched into orbit. The satellite manufacturer handed over operation of the satellite to the Company in December 2011, following the successful completion of the manufacturer’s in-orbit testing. In January 2012, subsequent to the quarter end, the Company commenced ViaSat-1 commercial services.

The Company’s contract with the manufacturer of ViaSat-1 requires the Company to make monthly in-orbit performance incentive payments, including interest, over a fifteen-year period, commencing from the transfer of title of the satellite to the Company, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite. As of December 30, 2011, the Company recorded an estimated liability of $22.3 million relating to satellite performance incentives in the condensed consolidated balance sheets, of which $1.6 million and $20.7 million have been classified as current in accounts payable and non-current in other liabilities, respectively. If all performance incentives are earned as scheduled in the agreement, the Company could be required to pay a total of $39.4 million in in-orbit incentive payments, including accrued interest, over the fifteen-year period.

Interest expense is capitalized on the carrying value of property, equipment and satellites under construction until they are placed in service, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to ViaSat-1, certain related gateway and networking equipment and other assets currently under construction, the Company capitalized $8.1 million and $23.4 million of interest expense during the three and nine months ended December 30, 2011, respectively, and $7.8 million and $20.5 million of interest expense during the three and nine months ended December 31, 2010, respectively. As a result of the acquisition of WildBlue Holding, Inc. (WildBlue) in December 2009, the Company acquired the WildBlue-1 satellite (which was placed into service in March 2007), an exclusive prepaid lifetime capital lease of Ka-band capacity over the continental United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and related gateway and networking equipment on both satellites. The acquired assets also included the indoor and outdoor customer premise equipment (CPE) units leased to subscribers under a retail leasing program. The Company depreciates the satellites, gateway and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of December 30, 2011 were $73.8 million and $29.9 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of April 1, 2011 were $61.6 million and $19.2 million, respectively.

Occasionally, the Company may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of December 30, 2011, assets under capital leases totaled approximately $3.1 million and accumulated amortization related to such capital leases was $0.6 million. As of April 1, 2011, assets under capital leases totaled approximately $3.1 million and accumulated amortization related to such capital leases was immaterial. The Company records amortization of assets leased under capital lease arrangements within depreciation expense.

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.2 million related to patents were included in other assets as of December 30, 2011 and April 1, 2011. The

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Company has capitalized costs of $8.4 million and $5.7 million related to acquiring and obtaining orbital slots and other licenses, included in other assets as of December 30, 2011 and April 1, 2011, respectively. Accumulated amortization related to these assets was approximately $0.4 million and $0.3 million as of December 30, 2011 and April 1, 2011, respectively. Amortization expense related to these assets was an immaterial amount for the three and nine months ended December 30, 2011 and December 31, 2010. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three and nine months ended December 30, 2011 and December 31, 2010, the Company did not write off any material costs due to abandonment or impairment.

Software development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $37.1 million and $24.5 million related to software developed for resale were included in other assets as of December 30, 2011 and April 1, 2011, respectively. The Company capitalized $6.5 million and $15.8 million of costs related to software developed for resale for the three and nine months ended December 30, 2011, respectively. The Company capitalized $3.4 million and $11.4 million of costs related to software developed for resale for the three and nine months ended December 31, 2010, respectively. Amortization expense for software development costs was $0.8 million and $3.2 million for the three and nine months ended December 30, 2011, respectively. There was no amortization expense of software development costs for the three and nine months ended December 31, 2010.

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance policies provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company’s self-insurance liability for the plans was $1.6 million and $1.5 million as of December 30, 2011 and April 1, 2011, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At December 30, 2011 and April 1, 2011, no such amounts were accrued related to the aforementioned provisions.

The Company entered into an indemnification agreement dated September 30, 2009 (the Indemnification Agreement) with several of the former stockholders of WildBlue (the Indemnitors) in connection with the Company’s acquisition of WildBlue. Pursuant to the terms of the Indemnification Agreement, the Indemnitors agreed to indemnify the Company for any damages relating to, among other things, an existing appraisal action involving WildBlue’s 2008 recapitalization (the Action). During the third quarter of fiscal year 2012, the parties to the Action entered into a settlement agreement whereby the parties agreed to release all claims in exchange for a payment of $20.5 million by WildBlue to the plaintiffs. Payment of this amount by WildBlue was expressly conditioned upon the Indemnitors fully funding all amounts other than the $0.5 million the Company was obligated to pay under the Indemnification Agreement. Accordingly, the Company recorded an additional $20.0 million liability related to the probable settlement of the Action and corresponding indemnification receivable of $20.0 million pursuant to the Indemnification Agreement in the condensed consolidated balance sheets as of December 30, 2011 as an element of current accrued liabilities and prepaid expenses and other current assets, respectively. Subsequent to the quarter end, in January 2012, in accordance with the terms of the settlement agreement, the Company received $20.0 million in cash from the Indemnitors and paid $20.5 million to the plaintiffs in the Action.

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

Common stock held in treasury

During the first nine months of fiscal year 2012 and 2011, the Company issued 443,607 and 409,642 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company repurchased 157,183 and 144,871 shares of common stock with a total value of $7.0 million and $5.5 million during the first nine months of fiscal year 2012 and 2011, respectively. Repurchased shares of common stock of 717,546 and 560,363 were held in treasury as of December 30, 2011 and April 1, 2011, respectively.

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

The fair values of the Company’s outstanding foreign currency forward contracts as of December 30, 2011 and April 1, 2011 were as follows:

	December 30, 2011		April 1, 2011
Derivatives designated as hedging instruments	Other current assets	Accrued liabilities	Other current assets	Accrued liabilities
	(In thousands)
Foreign currency forward contracts	$—	$669	$182	$—

Total derivatives designated as hedging instruments	$—	$669	$182	$—

The notional value of foreign currency forward contracts outstanding as of December 30, 2011 and April 1, 2011 was $10.8 million and $4.6 million, respectively.

The effects of foreign currency forward contracts in cash flow hedging relationships during the three months ended December 30, 2011 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(In thousands)
Foreign currency forward contracts	$(243)	Cost of product revenues	$(112)	Not applicable	$—

Total	$(243)		$(112)		$—

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effects of foreign currency forward contracts in cash flow hedging relationships during the nine months ended December 30, 2011 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(In thousands)
Foreign currency forward contracts	$(880)	Cost of product revenues	$(29)	Not applicable	$—

Total	$(880)		$(29)		$—

The effects of foreign currency forward contracts in cash flow hedging relationships during the three months ended December 31, 2010 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(In thousands)
Foreign currency forward contracts	$(120)	Cost of product revenues	$399	Not applicable	$—

Total	$(120)		$399		$—

The effects of foreign currency forward contracts in cash flow hedging relationships during the nine months ended December 31, 2010 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(In thousands)
Foreign currency forward contracts	$160	Cost of product revenues	$601	Not applicable	$—

Total	$160		$601		$—

At December 30, 2011, the estimated net amount of unrealized gains or losses on foreign currency cash flow hedges that is expected to be reclassified to earnings within the next twelve months is approximately $0.6 million. Foreign currency forward contracts usually mature within approximately fifteen months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for the three and nine months ended December 30, 2011 and December 31, 2010.

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense on a straight-line basis over the requisite service period of the employee’s award. Stock-based compensation expense is recognized in the condensed consolidated statement of operations for the three and nine months ended December 30, 2011 and December 31, 2010 only for those awards ultimately expected to vest, with forfeitures estimated at the date of grant. The authoritative guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognized $5.8 million and $14.8 million of stock-based compensation expense for the three and nine months ended December 30, 2011, respectively, and $4.4 million and $12.7 million of stock-based compensation expense for the three and nine months ended December 31, 2010, respectively.

For the nine months ended December 30, 2011 and December 31, 2010, the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit award vesting as the excess tax benefit from stock options exercised and restricted stock unit award vesting increased the Company’s net operating loss carryforward.

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

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate for the year-to-date period. A deferred income tax asset or liability is established for the expected future tax consequences resulting from differences in the financial reporting and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax credit and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred income tax expense (benefit) is the net change during the year in the deferred income tax asset or liability.

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

        In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (ASC 220): Presentation of Comprehensive Income. The new authoritative guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The authoritative guidance (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) will be effective for the Company beginning in the first quarter of fiscal year 2013 and should be applied retrospectively; however, early adoption is permitted. The authoritative guidance, as amended, will impact the presentation of the financial statements but will not impact the Company’s financial position, results of operations or cash flows.

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (ASC 350): Testing Goodwill for Impairment. The new authoritative guidance simplifies how an entity tests goodwill for impairment. The new authoritative guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The two-step quantitative impairment test is required only if, based on its qualitative assessment, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This authoritative guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted if an entity’s financial statements for the more recent interim and annual period have not yet been issued. The Company will early adopt this authoritative guidance in the fourth quarter of fiscal year 2012. Adoption of this authoritative guidance is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (ASC 210): Disclosures about offsetting Assets and Liabilities. The new authoritative guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this authoritative guidance. This authoritative guidance will be effective for the Company beginning in the first quarter of fiscal year 2014 and should be applied retrospectively for all comparative periods presented. The Company is currently evaluating the impact that this authoritative guidance may have on its consolidated financial statements and disclosures.

Note 2 — Composition of Certain Balance Sheet Captions

	As of December 30, 2011	As of April 1, 2011
	(In thousands)
Accounts receivable, net:
Billed	$92,931	$100,863
Unbilled	92,392	91,519
Allowance for doubtful accounts	(1,024)	(493)

	$184,299	$191,889

Inventories:
Raw materials	$52,200	$46,651
Work in process	23,751	18,713
Finished goods	53,812	33,191

	$129,763	$98,555

Prepaid expenses and other current assets:
Prepaid expenses	$25,961	$18,235
Indemnification receivable	20,000	—
Income tax receivable	230	26
Other	5,220	2,880

	$51,411	$21,141

Satellites, net:
Satellite — WildBlue-1 (estimated useful life of 10 years)	$195,890	$195,890
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellite — ViaSat-1 (under construction)	362,711	276,418

	657,691	571,398
Less accumulated depreciation and amortization	(60,455)	(38,398)

	$597,236	$533,000

Property and equipment, net:
Machinery and equipment (estimated useful life of 2-5 years)	$151,371	$122,113
Computer equipment and software (estimated useful life of 2-7 years)	99,515	66,768
CPE leased equipment (estimated useful life of 3-5 years)	73,814	61,610
Furniture and fixtures (estimated useful life of 7 years)	13,357	13,053
Leasehold improvements (estimated useful life of 2-15 years)	24,810	24,550
Building (estimated useful life of 24 years)	8,923	8,923
Land	4,384	4,384
Construction in progress	91,838	80,976

	468,012	382,377
Less accumulated depreciation and amortization	(192,414)	(149,238)

	$275,598	$233,139

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of December 30, 2011	As of April 1, 2011
	(In thousands)
Other acquired intangible assets, net:
Technology (weighted average useful life of 6 years)	$53,895	$54,344
Contracts and customer relationships (weighted average useful life of 7 years)	88,739	88,834
Non-compete agreements (weighted average useful life of 4 years)	9,319	9,332
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 3 years)	5,680	5,680
Other (weighted average useful life of 6 years)	9,330	9,331

	175,563	176,121
Less accumulated amortization	(108,337)	(94,232)

	$67,226	$81,889

Accrued liabilities:
Accrued vacation	$15,867	$15,600
Accrued employee compensation	13,642	18,804
Collections in excess of revenues and deferred revenues	54,408	61,916
Accrued settlement liability	20,500	500
Warranty reserve, current portion	7,245	8,014
Other	27,698	25,749

	$139,360	$130,583

Other liabilities:
Unrecognized tax position liabilities	$2,217	$2,217
Deferred rent, long-term portion	7,185	6,267
Deferred revenue, long-term portion	7,624	6,960
Deferred income taxes, long-term portion	2,786	3,374
Warranty reserve, long-term portion	4,713	4,928
Other	20,717	96

	$45,242	$23,842

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 30, 2011 and April 1, 2011:

	Fair Value as of December 30, 2011	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents	$2,083	$2,083	$—	$—

Total assets measured at fair value on a recurring basis	$2,083	$2,083	$—	$—

Liabilities
Foreign currency forward contracts	$669	$—	$669	$—

Total liabilities measured at fair value on a recurring basis	$669	$—	$669	$—

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Fair Value as of April 1, 2011	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents	$4,488	$4,488	$—	$—
Foreign currency forward contracts	182	—	182	—

Total assets measured at fair value on a recurring basis	$4,670	$4,488	$182	$—

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

Long-term debt — The Company’s long-term debt consists of borrowings under (1) the revolving credit facility (the Credit Facility) reported at the borrowed outstanding amount, (2) capital lease obligations reported at the present value of future minimum lease payments with current accrued interest, and (3) the Company’s 8.875% Senior Notes due 2016 (the Notes) reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s outstanding long-term debt related to the Notes is determined using quoted prices in active markets and was approximately $281.9 million and $293.6 million as of December 30, 2011 and April 1, 2011, respectively. The fair value of the Company’s long-term debt related to the Credit Facility approximates its carrying amount due to its variable interest rate on the revolving line of credit, which approximates a market interest rate.

Orbital performance incentives — The Company’s contract with the manufacturer of ViaSat-1 requires the Company to make monthly in-orbit performance incentive payments, including interest at 7.00%, over a fifteen-year period, commencing from the transfer of title of the satellite to the Company, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite. However, for disclosure purposes, the Company is required to measure the fair value of outstanding orbital performance incentives on a recurring basis. The fair value of the Company’s outstanding orbital performance incentives approximates its carrying amount.

Note 4 — Shares Used In Computing Diluted Net Income Per Share

	Three Months Ended		Nine Months Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net income per share attributable to ViaSat, Inc. common stockholders	42,452	41,205	42,132	40,604
Options to purchase common stock as determined by application of the treasury stock method	1,352	1,636	1,371	1,638
Restricted stock units to acquire common stock as determined by application of the treasury stock method	422	392	407	422
Potentially issuable shares in connection with certain terms of the amended ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan equivalents	107	119	105	135

Shares used in computing diluted net income per share attributable to ViaSat, Inc. common stockholders	44,333	43,352	44,015	42,799

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Antidilutive shares relating to stock options excluded from the calculation were 432,272 and 308,349 shares for the three and nine months ended December 30, 2011, respectively, and for the three and nine months ended December 31, 2010 antidilutive shares relating to stock options excluded from the calculation were 165,000 and 56,099 shares, respectively.

Antidilutive shares relating to restricted stock units excluded from the calculation were 641 and 118,121 for the three and nine months ended December 30, 2011, respectively, and for the three and nine months ended December 31, 2010 antidilutive shares relating to restricted stock units excluded from the calculation were zero and 109,652, respectively.

Note 5 — Goodwill and Acquired Intangible Assets

During fiscal year 2012, the Company’s goodwill decreased by approximately $0.4 million related to the effects of foreign currency translation recorded within the Company’s government systems and commercial networks segments. Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of eight months to ten years. Amortization expense related to other acquired intangible assets was $4.8 million and $4.9 million for the three months ended December 30, 2011 and December 31, 2010, respectively, and $14.3 million and $14.6 million for the nine months ended December 30, 2011 and December 31, 2010, respectively.

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 30, 2011	$14,291

Expected for the remainder of fiscal year 2012	$4,427
Expected for fiscal year 2013	15,527
Expected for fiscal year 2014	13,784
Expected for fiscal year 2015	13,708
Expected for fiscal year 2016	10,173
Thereafter	9,607

$67,226

Note 6 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of December 30, 2011 and April 1, 2011:

	As of December 30, 2011	As of April 1, 2011
	(In thousands)
Senior Notes due 2016 (the Notes)
Notes	$275,000	$275,000
Unamortized discount on the Notes	(2,333)	(2,704)

Total Notes, net of discount	272,667	272,296
Less: current portion of the Notes	—	—

Total Notes long-term, net	272,667	272,296

Other Long-Term Debt
Line of credit	170,000	60,000
Capital lease obligations	2,315	3,074

Total other long-term debt	172,315	63,074
Less: current portion of other long-term debt	1,226	1,128

Other long-term debt, net	171,089	61,946

Total debt	444,982	335,370
Less: current portion	1,226	1,128

Long-term debt, net	$443,756	$334,242

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

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Credit Facility

As of December 30, 2011, the Credit Facility, as amended, provided a revolving line of credit of $325.0 million (including up to $35.0 million of letters of credit), with a maturity date of January 25, 2016. Borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00% or the administrative agent’s prime rate as announced from time to time, or (2) at the Eurodollar rate plus, in the case of each of (1) and (2), an applicable margin that is based on the ratio of the Company’s debt to earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the Credit Facility. At December 30, 2011, the weighted average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was 3.79%. The Company has capitalized certain amounts of interest expense on the Credit Facility in connection with the construction of ViaSat-1, certain related gateway and networking equipment and other assets currently under construction. The Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries and collateralized by substantially all of the Company’s and the Guarantor Subsidiaries’ assets. On October 31, 2011, the Company amended the Credit Facility to revise the definition of EBITDA for certain earnings impacts related to the delay in the launch of its ViaSat-1 satellite.

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

The Company was in compliance with its financial covenants under the Credit Facility as of December 30, 2011. At December 30, 2011, the Company had $170.0 million in principal amount of outstanding borrowings under the Credit Facility and $13.0 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of December 30, 2011 of $142.0 million.

Capital leases

Occasionally, the Company may enter into capital lease agreements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of December 30, 2011 and April 1, 2011, the Company had approximately $2.3 million and $3.1 million, respectively, outstanding under capital leases payable over a weighted average period of 36 months, due fiscal years 2014 through 2015. These lease agreements bear interest at a weighted average rate of 4.64% and can be extended on a month-to-month basis after the original term.

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty cost, the Company bases its estimates on its experience with the technology involved and the type of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the nine months ended December 30, 2011 and December 31, 2010.

	Nine Months Ended
	December 30, 2011	December 31, 2010
	(In thousands)
Balance, beginning of period	$12,942	$11,208
Change in liability for warranties issued in period	4,147	5,903
Settlements made (in cash or in kind) during the period	(5,131)	(4,042)

Balance, end of period	$11,958	$13,069

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

The Company entered into the Indemnification Agreement with the Indemnitors in connection with the Company’s acquisition of WildBlue. Pursuant to the terms of the Indemnification Agreement, the Indemnitors agreed to indemnify the Company for any damages relating to, among other things, the Action. During the third quarter of fiscal year 2012, the parties to the Action entered into a settlement agreement whereby the parties agreed to release all claims in exchange for a payment of $20.5 million by WildBlue to the plaintiffs. Payment of this amount by WildBlue was expressly conditioned upon the Indemnitors fully funding all amounts other than the $0.5 million the Company was obligated to pay under the Indemnification Agreement. Accordingly, the Company recorded an additional $20.0 million liability related to the probable settlement of the Action and corresponding indemnification receivable of $20.0 million pursuant to the Indemnification Agreement in the condensed consolidated balance sheets as of December 30, 2011 as an element of current accrued liabilities and prepaid expenses and other current assets, respectively. Subsequent to the quarter end, in January 2012, in accordance with the terms of the settlement agreement, the Company received $20.0 million in cash from the Indemnitors and paid $20.5 million to the plaintiffs in the Action.

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCAA and other U.S. government agencies for its performance on government contracts, indirect rates and pricing practices, accounting and management internal control systems, and compliance with applicable contracting and procurement laws, regulations and standards. Such audits or reviews could result in significant customer refunds, penalties and sanctions against the Company, and could adversely affect the Company’s ability to compete for contracts, perform contracts or receive timely payment on contracts. The Company’s incurred cost audits by the DCAA have not been completed for fiscal year 2003 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal year 2002 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of December 30, 2011 and April 1, 2011, the Company had $6.7 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on status of the related contracts.

Note 9 — Income Taxes

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate for the year-to-date period. The Company’s effective tax rate is highly

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

influenced by the amount of its federal and state research and development tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given the Company’s expected amount of research and development tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes for the three and nine months ended December 30, 2011, by applying the actual effective tax rate to the year-to-date income for the nine-month period.

For the three and nine months ended December 30, 2011, the Company’s gross unrecognized tax benefits decreased by $2.0 million and increased by $1.1 million, respectively. In the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease by up to approximately $2.7 million as a result of the expiration of the statute of limitations or settlements with tax authorities for previously filed tax returns.

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

Note 11 — Segment Information

The Company’s reporting segments, comprised of the government systems, commercial networks and satellite services segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s government systems segment develops and produces network-centric, IP-based secure government communications systems, products and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the commercial networks and satellite services segments. The Company’s commercial networks segment develops and produces a variety of advanced end-to-end satellite communication systems and ground networking equipment and products. The Company’s satellite services segment complements primarily the commercial networks segment by providing wholesale and retail satellite-based broadband internet services in the United States via the Company’s satellite and capacity agreements, as well as managed network services for the satellite communication systems of the Company’s consumer, enterprise and mobile broadband customers. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

As discussed further in Note 1, included in the government systems segment operating profit for the nine months ended December 31, 2010 is an $8.5 million forward loss recorded on a government satellite communications program. Segment revenues and operating profits (losses) for the three and nine months ended December 30, 2011 and December 31, 2010 were as follows:

	Three Months Ended		Nine Months Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
	(In thousands)
Revenues
Government Systems
Product	$72,036	$89,640	$233,256	$258,002
Service	22,829	7,921	51,188	23,341

Total	94,865	97,561	284,444	281,343
Commercial Networks
Product	49,092	34,849	155,451	116,898
Service	5,357	4,199	15,266	12,081

Total	54,449	39,048	170,717	128,979
Satellite Services
Product	734	1,945	2,312	4,122
Service	54,916	57,387	165,616	171,390

Total	55,650	59,332	167,928	175,512
Elimination of intersegment revenues	—	—	—	—

Total revenues	$204,964	$195,941	$623,089	$585,834

Operating profits (losses)
Government Systems	$13,062	$8,166	$34,775	$22,632
Commercial Networks	(5,159)	(4,160)	(11,270)	(7,677)
Satellite Services	(1,359)	7,929	(1,165)	27,096
Elimination of intersegment operating profits	—	—	—	—

Segment operating profit before corporate and amortization of acquired intangible assets	6,544	11,935	22,340	42,051
Corporate	—	—	—	44
Amortization of acquired intangible assets	(4,752)	(4,923)	(14,291)	(14,627)

Income from operations	$1,792	$7,012	$8,049	$27,468

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property, plant and equipment, including its satellites, gateways and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of December 30, 2011 and April 1, 2011 were as follows:

	As of December 30, 2011	As of April 1, 2011
	(In thousands)
Segment assets
Government Systems	$225,226	$228,194
Commercial Networks	143,394	133,158
Satellite Services	95,325	93,857

Total segment assets	463,945	455,209
Corporate assets	1,115,718	950,539

Total assets	$1,579,663	$1,405,748

Other acquired intangible assets, net and goodwill included in segment assets as of December 30, 2011 and April 1, 2011 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	December 30, 2011	April 1, 2011	December 30, 2011	April 1, 2011
	(In thousands)
Government Systems	$8,845	$11,157	$29,680	$30,023
Commercial Networks	2,754	5,391	43,662	43,700
Satellite Services	55,627	65,341	9,809	9,809

Total	$67,226	$81,889	$83,151	$83,532

Amortization of acquired intangible assets by segment for the three and nine months ended December 30, 2011 and December 31, 2010 was as follows:

	Three Months Ended		Nine Months Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
	(In thousands)
Government Systems	$631	$714	$1,927	$1,806
Commercial Networks	883	971	2,650	3,107
Satellite Services	3,238	3,238	9,714	9,714

Total amortization of acquired intangible assets	$4,752	$4,923	$14,291	$14,627

Revenue information by geographic area for the three and nine months ended December 30, 2011 and December 31, 2010 was as follows:

	Three Months Ended		Nine Months Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
	(In thousands)
United States	$165,660	$165,763	$495,621	$493,863
Europe, Middle East and Africa	25,107	20,301	82,347	62,502
Asia, Pacific	4,586	5,870	16,583	18,715
North America other than United States	7,763	2,370	17,476	5,469
Central and Latin America	1,848	1,637	11,062	5,285

Total revenues	$204,964	$195,941	$623,089	$585,834

The Company distinguishes revenues from external customers by geographic area based on customer location.

The net book value of long-lived assets located outside the United States was $9.1 million and $7.9 million at December 30, 2011 and April 1, 2011, respectively.

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

In January 2008, the Company entered into a satellite construction contract with SS/L under which the Company purchased a new high-capacity Ka-band spot-beam satellite (ViaSat-1) designed by the Company and constructed by SS/L for approximately $209.1 million, subject to purchase price adjustments based on satellite performance. In addition, the Company entered into a beam sharing agreement with Loral, whereby Loral is responsible for contributing 15% of the total costs (estimated at approximately $57.6 million) associated with the ViaSat-1 satellite project. The Company’s purchase of the ViaSat-1 satellite from SS/L was approved by the disinterested members of the Company’s Board of Directors, after a determination by the disinterested members of the Company’s Board that the terms and conditions of the purchase were fair to and in the best interests of the Company and its stockholders. On March 1, 2011, Loral entered into agreements with Telesat Canada pursuant to which Loral assigned to Telesat Canada and Telesat Canada assumed from Loral all of Loral’s rights and obligations with respect to the Canadian beams on ViaSat-1. Material amounts related to the satellite construction contract with SS/L are disclosed in the tables below.

In addition, from time to time, the Company enters into various contracts in the ordinary course of business with SS/L and Telesat Canada. Material amounts related to these contracts are disclosed in the tables below.

Current payables included in accounts payable, collection in excess of revenues and deferred revenues included in accrued liabilities and long-term payables included in other liabilities as of December 30, 2011 and April 1, 2011 were as follows:

	As of December 30, 2011		As of April 1, 2011
	(In thousands)
Payables, current
Loral – satellite construction contract	$2,867		$—
Collections in excess of revenues and deferred revenues
Loral – ordinary course of business		*	1,376
Payables, long-term
Loral – satellite construction contract (estimated in-orbit performance incentives)	20,716		—

*	Amounts related to SS/L and Telesat Canada under the ViaSat-1 satellite construction contract, and SS/L and Telesat Canada in the ordinary course of business, were not meaningful.

Revenue and expense for the three and nine months ended December 30, 2011 and December 31, 2010 were as follows:

	Three Months Ended				Nine Months Ended
	December 30, 2011		December 31, 2010		December 30, 2011	December 31, 2010
	(In thousands)
Revenue
Loral – ordinary course of business	$2,251		$1,223		$3,768	$1,380
Expense
Telesat Canada – ordinary course of business		*		*	1,986	2,687

*	Amounts related to SS/L and Telesat Canada under the ViaSat-1 satellite construction contract, and SS/L and Telesat Canada in the ordinary course of business, were not meaningful.

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Cash received and cash paid during the nine months ended December 30, 2011 and December 31, 2010 were as follows:

	Nine Months Ended
	December 30, 2011		December 31, 2010
	(In thousands)
Cash received
Loral – Beam Sharing Agreement	$3,845		$8,230
Telesat Canada – Beam Sharing Agreement	8,085		—
Loral – ordinary course of business		*	3,876
Telesat Canada – ordinary course of business	2,843		1,166

Cash paid
Loral – satellite construction contract	2,566		23,096
Telesat Canada – ordinary course of business	5,707		6,046

*	Amounts related to SS/L and Telesat Canada under the ViaSat-1 satellite construction contract, and SS/L and Telesat Canada in the ordinary course of business, were not meaningful.

As discussed in Note 1, the Company entered into the Indemnification Agreement with the Indemnitors in connection with the Company’s acquisition of WildBlue. Pursuant to the terms of the Indemnification Agreement, the Indemnitors agreed to indemnify the Company for any damages relating to, among other things, the Action. During the third quarter of fiscal year 2012, the parties to the Action entered into a settlement agreement whereby the parties agreed to release all claims in exchange for a payment of $20.5 million by WildBlue to the plaintiffs. Payment of this amount by WildBlue was expressly conditioned upon the Indemnitors fully funding an escrow account covering all amounts other than the $0.5 million the Company was obligated to pay under the Indemnification Agreement. Subsequent to the quarter end, in January 2012, in accordance with the terms of the settlement agreement, the Company received $20.0 million in cash from the Indemnitors and paid $20.5 million to the plaintiffs in the Action. One of the former WildBlue stockholders and plaintiffs in the Action was TimesArrow Capital I, LLC. Thomas Moore, Senior Vice President of the Company, served as the administrative member of, and held 33.3% of the equity interests in, TimesArrow. Of the $20.5 million paid to the plaintiffs in the Action, TimesArrow and Mr. Moore received $3.0 million and $1.0 million, respectively.

Subsequent to the quarter end, on February 1, 2012, the Company filed a complaint against SS/L in the United States District Court for the Southern District of California for patent infringement and breach of contract relating to the manufacture of ViaSat-1. For more information regarding the complaint, see “Part II—Item 1. Legal Proceedings” of this Quarterly Report.

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

The following supplemental financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of operations and statements of cash flows for the Company (as “Issuing Parent Company”), the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Company and subsidiaries as of December 30, 2011 and April 1, 2011 and for the three and nine months ended December 30, 2011 and December 31, 2010.

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Balance Sheet as of December 30, 2011

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$38,218	$175	$7,449	$—	$45,842
Accounts receivable, net	167,431	9,291	7,577	—	184,299
Inventories	108,859	14,533	6,371	—	129,763
Deferred income taxes	16,696	1,723	162	—	18,581
Prepaid expenses and other current assets	23,637	27,017	757	—	51,411

Total current assets	354,841	52,739	22,316	—	429,896

Satellites, net	362,711	234,525	—	—	597,236
Property and equipment, net	173,070	96,908	5,620	—	275,598
Other acquired intangible assets, net	3,292	55,627	8,307	—	67,226
Goodwill	63,939	9,687	9,525	—	83,151
Investments in subsidiaries and intercompany receivables	452,910	2,363	654	(455,927)	—
Other assets	108,426	17,534	596	—	126,556

Total assets	$1,519,189	$469,383	$47,018	$(455,927)	$1,579,663

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$54,227	$7,814	$839	$—	$62,880
Accrued liabilities	92,571	43,214	3,575	—	139,360
Current portion of other long-term debt	128	1,098	—	—	1,226

Total current liabilities	146,926	52,126	4,414	—	203,466

Senior Notes due 2016, net	272,667	—	—	—	272,667
Other long-term debt	170,107	982	—	—	171,089
Intercompany payables	9,937	—	10,446	(20,383)	—
Other liabilities	36,476	6,249	2,517	—	45,242

Total liabilities	636,113	59,357	17,377	(20,383)	692,464

Equity:
ViaSat, Inc. stockholders’ equity
Total ViaSat, Inc. stockholders’ equity	883,076	410,026	29,641	(439,667)	883,076

Noncontrolling interest in subsidiary	—	—	—	4,123	4,123

Total equity	883,076	410,026	29,641	(435,544)	887,199

Total liabilities and equity	$1,519,189	$469,383	$47,018	$(455,927)	$1,579,663

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

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Statement of Operations for the Three Months Ended December 30, 2011

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Revenues:
Product revenues	$115,537	$735	$5,651	$(61)	$121,862
Service revenues	30,438	50,864	2,211	(411)	83,102

Total revenues	145,975	51,599	7,862	(472)	204,964
Operating expenses:
Cost of product revenues	85,440	854	3,230	(61)	89,463
Cost of service revenues	17,781	38,200	1,760	(423)	57,318
Selling, general and administrative	31,801	11,767	2,057	15	45,640
Independent research and development	5,821	—	181	(3)	5,999
Amortization of acquired intangible assets	971	3,238	543	—	4,752

Income (loss) from operations	4,161	(2,460)	91	—	1,792

Other income (expense):
Interest income	19	—	1	—	20
Interest expense	(305)	(26)	—	—	(331)

Income (loss) before income taxes	3,875	(2,486)	92	—	1,481

Provision for (benefit from) income taxes	(1,901)	(1,318)	(418)	—	(3,637)
Equity in net income (loss) of consolidated subsidiaries	(636)	—	—	636	—

Net income (loss)	5,140	(1,168)	510	636	5,118
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	(22)	(22)

Net income (loss) attributable to ViaSat, Inc.	$5,140	$(1,168)	$510	$658	$5,140

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Statement of Operations for the Nine Months Ended December 30, 2011

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Revenues:
Product revenues	$370,293	$2,313	$18,818	$(405)	$391,019
Service revenues	70,123	155,853	7,624	(1,530)	232,070

Total revenues	440,416	158,166	26,442	(1,935)	623,089
Operating expenses:
Cost of product revenues	275,370	2,396	13,695	(1,804)	289,657
Cost of service revenues	43,253	113,657	5,419	(1,491)	160,838
Selling, general and administrative	88,335	36,827	6,578	12	131,752
Independent research and development	17,778	—	753	(29)	18,502
Amortization of acquired intangible assets	2,911	9,715	1,665	—	14,291

Income (loss) from operations	12,769	(4,429)	(1,668)	1,377	8,049

Other income (expense):
Interest income	264	—	5	(210)	59
Interest expense	(457)	(85)	(210)	210	(542)

Income (loss) before income taxes	12,576	(4,514)	(1,873)	1,377	7,566

Provision for (benefit from) income taxes	(5,364)	(2,140)	(303)	492	(7,315)
Equity in net income (loss) of consolidated subsidiaries	(3,951)	—	—	3,951	—

Net income (loss)	13,989	(2,374)	(1,570)	4,836	14,881
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	7	7

Net income (loss) attributable to ViaSat, Inc.	$13,989	$(2,374)	$(1,570)	$4,829	$14,874

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Statement of Operations for the Three Months Ended December 31, 2010

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Revenues:
Product revenues	$119,849	$1,944	$4,733	$(92)	$126,434
Service revenues	13,757	53,976	2,188	(414)	69,507

Total revenues	133,606	55,920	6,921	(506)	195,941
Operating expenses:
Cost of product revenues	88,745	3,347	3,015	(98)	95,009
Cost of service revenues	8,604	31,769	1,964	(414)	41,923
Selling, general and administrative	26,081	11,571	2,777	(16)	40,413
Independent research and development	6,546	—	119	(4)	6,661
Amortization of acquired intangible assets	1,189	3,238	496	—	4,923

Income (loss) from operations	2,441	5,995	(1,450)	26	7,012

Other income (expense):
Interest income	140	—	2	(96)	46
Interest expense	(58)	—	(98)	96	(60)

Income (loss) before income taxes	2,523	5,995	(1,546)	26	6,998

Provision for (benefit from) income taxes	(5,952)	27	(4)	—	(5,929)
Equity in net income (loss) of consolidated subsidiaries	4,423	—	—	(4,423)	—

Net income (loss)	12,898	5,968	(1,542)	(4,397)	12,927
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	3	3

Net income (loss) attributable to ViaSat, Inc.	$12,898	$5,968	$(1,542)	$(4,400)	$12,924

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Statement of Operations for the Nine Months Ended December 31, 2010

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Revenues:
Product revenues	$367,629	$4,124	$10,118	$(2,849)	$379,022
Service revenues	39,227	160,984	7,865	(1,264)	206,812

Total revenues	406,856	165,108	17,983	(4,113)	585,834
Operating expenses:
Cost of product revenues	269,181	5,337	6,367	(2,711)	278,174
Cost of service revenues	26,431	91,476	5,999	(1,224)	122,682
Selling, general and administrative	77,078	38,109	6,135	(36)	121,286
Independent research and development	21,191	—	412	(6)	21,597
Amortization of acquired intangible assets	3,682	9,715	1,230	—	14,627

Income (loss) from operations	9,293	20,471	(2,160)	(136)	27,468

Other income (expense):
Interest income	520	—	7	(279)	248
Interest expense	(3,149)	—	(281)	279	(3,151)

Income (loss) before income taxes	6,664	20,471	(2,434)	(136)	24,565

Provision for (benefit from) income taxes	(5,578)	5,779	236	—	437
Equity in net income (loss) of consolidated subsidiaries	11,865	—	—	(11,865)	—

Net income (loss)	24,107	14,692	(2,670)	(12,001)	24,128
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	157	157

Net income (loss) attributable to ViaSat, Inc.	$24,107	$14,692	$(2,670)	$(12,158)	$23,971

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended December 30, 2011

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$10,692	$51,853	$4,365	$(1,945)	$64,965

Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(130,843)	(28,069)	(2,200)	1,945	(159,167)
Cash paid for patents, licenses and other assets	(17,068)	—	(36)	—	(17,104)
Long-term intercompany notes and investments	3,265	—	—	(3,265)	—

Net cash provided by (used in) investing activities	(144,646)	(28,069)	(2,236)	(1,320)	(176,271)
Cash flows from financing activities:
Proceeds from line of credit borrowings	130,000	—	—	—	130,000
Payments on line of credit	(20,000)	—	—	—	(20,000)
Proceeds from issuance of common stock under equity plans	14,369	—	—	—	14,369
Purchase of common stock in treasury	(6,991)	—	—	—	(6,991)
Payments on capital lease	(84)	(678)	—	—	(762)
Long-term intercompany financing	30,531	(30,531)	(3,265)	3,265	—

Net cash provided by (used in) financing activities	147,825	(31,209)	(3,265)	3,265	116,616
Effect of exchange rate changes on cash	—	—	42	—	42

Net increase (decrease) in cash and cash equivalents	13,871	(7,425)	(1,094)	—	5,352
Cash and cash equivalents at beginning of period	24,347	7,600	8,543	—	40,490

Cash and cash equivalents at end of period	$38,218	$175	$7,449	$—	$45,842

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended December 31, 2010

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$42,141	$81,364	$60	$(253)	$123,312

Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(112,270)	(38,001)	(1,712)	253	(151,730)
Cash paid for patents, licenses and other assets	(11,470)	—	(54)	—	(11,524)
Payment related to acquisition of business, net of cash acquired	(14,203)	—	747	—	(13,456)
Long-term intercompany notes and investments	(2,619)	100	(195)	2,714	—

Net cash provided by (used in) investing activities	(140,562)	(37,901)	(1,214)	2,967	(176,710)
Cash flows from financing activities:
Proceeds from line of credit borrowings	30,000	—	—	—	30,000
Payments on line of credit	(40,000)	—	—	—	(40,000)
Proceeds from issuance of common stock under equity plans	24,391	—	—	—	24,391
Purchase of common stock in treasury	(5,505)	—	—	—	(5,505)
Long-term intercompany financing	50,996	(50,901)	2,619	(2,714)	—

Net cash provided by (used in) financing activities	59,882	(50,901)	2,619	(2,714)	8,886
Effect of exchange rate changes on cash	—	—	245	—	245

Net increase (decrease) in cash and cash equivalents	(38,539)	(7,438)	1,710	—	(44,267)
Cash and cash equivalents at beginning of period	66,258	16,216	7,157	—	89,631

Cash and cash equivalents at end of period	$27,719	$8,778	$8,867	$—	$45,364

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

On October 19, 2011, our new high-capacity Ka-band spot-beam satellite, ViaSat-1, was successfully launched into orbit by International Launch Services (ILS) from the launch facility at the Baikonur Cosmodrome in Kazakhstan. The satellite manufacturer transferred title to and operation of the satellite to us in December 2011, following the successful completion of the manufacturer’s in-orbit testing. In January 2012, subsequent to the quarter end, we commenced ViaSat-1 commercial services and introduced our new high-speed internet service, ExedeSM.

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

The primary products and services of our government systems segment include:

•

Government satellite communication systems, including an array of portable, mobile and fixed broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands for line-of-sight and beyond-line-of-sight Intelligence, Surveillance, and Reconnaissance (ISR) and Command and Control (C2) missions, satellite networking services, as well as products designed for manpacks, aircraft, unmanned aerial vehicles (UAVs), seagoing vessels, ground mobile vehicles and fixed applications, and government mobile broadband networking services.

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

Satellite Services

Our satellite services segment complements primarily our commercial networks segment by providing retail and wholesale satellite-based broadband internet services via our distribution and capacity agreements, as well as managed network services for the satellite communication systems of our consumer, enterprise and mobile broadband customers.

The primary services offered by our satellite services segment comprise:

•

Wholesale and retail broadband satellite services, comprised of our Exede and WildBlue® internet services, which provide two-way satellite-based broadband internet access to consumers and small businesses in the United States.

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

Our products and services in these segments are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 94% and 92% of our total revenues for these segments for the three months ended December 30, 2011 and December 31, 2010, respectively, and 93% and 92% of our total revenues for these segments for the nine months ended December 30, 2011 and December 31, 2010, respectively. The remainder of our revenue in these segments for such periods was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of our revenues has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately $57.7 million or 28% and $47.9 million or 24% of our total revenues in the three months ended December 30, 2011 and December 31, 2010, respectively. Revenues for our funded research and development from our customer contracts were approximately $165.5 million or 27% and $141.5 million or 24% of our total revenues in the nine months ended December 30, 2011 and December 31, 2010, respectively.

We also incur independent research and development (IR&D) expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development programs. IR&D expenses were approximately 3% of total revenues during each of the three months ended December 30, 2011 and December 31, 2010. IR&D expenses were approximately 3% and 4% of total revenues during the nine months ended December 30, 2011 and December 31, 2010, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

Our satellite services segment revenues are primarily derived from our wholesale and retail broadband satellite services business and our managed network services. In general, our retail broadband satellite service customers are required to pay for their satellite services in advance.

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

Revenue recognition

A substantial portion of our revenues is derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to these contracts are accounted for under the authoritative guidance for the percentage-of-completion method of accounting (Accounting Standards Codification (ASC) 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract, or as products are shipped under the units-of-delivery method.

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended December 30, 2011 and December 31, 2010, we recorded losses of approximately $0.5 million and $2.3 million, respectively, related to loss contracts. During the nine months ended December 30, 2011 and December 31, 2010, we recorded losses of approximately $1.2 million and $11.5 million (recorded in the first quarter of fiscal year 2011), respectively, related to loss contracts of which $8.5 million relates to a government satellite commercial program.

Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and future cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. We believe we have established appropriate systems and processes to enable us to reasonably estimate future cost on our programs through regular quarterly evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of December 30, 2011 would change our income before income taxes by approximately $0.3 million.

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

Allowance for doubtful accounts

We make estimates of the collectability of our accounts receivable based on historical bad debts, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, our bad debt allowances have been minimal primarily because a significant portion of our sales has been to the U.S. government or is related to our retail broadband satellite service commercial business, which we bill and collect in advance. Our accounts receivable balance was $184.3 million, net of allowance for doubtful accounts of $1.0 million, as of December 30, 2011, and our accounts receivable balance was $191.9 million, net of allowance for doubtful accounts of $0.5 million, as of April 1, 2011.

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

Property, equipment and satellites

Equipment, computers and software, furniture and fixtures, our ViaSat-1 satellite, and related gateway and networking equipment under construction are recorded at cost, net of accumulated depreciation. Satellite costs, including launch services and insurance, are generally procured under long-term contracts that provide for payments over the contract periods and are capitalized as incurred. Also, we are constructing gateway facilities, network operations systems and other assets to support our ViaSat-1 satellite and these construction costs are capitalized as incurred. Interest expense is capitalized on the carrying value of property, equipment and satellites under construction until they are placed in service. Satellite construction and launch services costs are capitalized to reflect progress toward completion, which typically coincides with contract milestone payment schedules. Insurance premiums related to the satellite launch and subsequent in-orbit testing are capitalized and amortized over the estimated useful lives of the satellite. Performance incentives payable in future periods are dependent on the continued satisfactory performance of the satellite in service.

On October 19, 2011, our ViaSat-1 satellite was successfully launched into orbit. The satellite manufacturer transferred title to and operation of the satellite to us in December 2011, following the successful completion of the manufacturer’s in-orbit testing. In January 2012, subsequent to the quarter end, we launched ViaSat-1 commercial services and introduced our new high-speed internet service, Exede.

Our contract with the manufacturer of ViaSat-1 requires us to make monthly in-orbit performance incentive payments, including interest, over a fifteen-year period, commencing from the transfer of title of the satellite to us, subject to the continued satisfactory performance of the satellite. We recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite. As of December 30, 2011, we recorded an estimated liability of $22.3 million recorded relating to satellite performance incentives in the condensed consolidated balance sheets, of which $1.6 million and $20.7 million have been classified as current in accounts payable and non-current in other liabilities, respectively. If all performance incentives are earned as scheduled in the agreement, we could be required to pay a total of $39.4 million in in-orbit incentive payments including accrued interest over the fifteen-year period.

As a result of the acquisition of WildBlue Holding, Inc. (WildBlue) in December 2009, we acquired the WildBlue-1 satellite (which had been placed into service in March 2007) and an exclusive prepaid lifetime capital lease of Ka-band capacity on Telesat Canada’s Anik F2 satellite (which had been placed into service in April 2005) and related gateway and networking equipment on both satellites. The acquired assets also included the indoor and outdoor customer premise equipment (CPE) units leased to subscribers under a retail leasing program.

Occasionally, we may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of both December 30, 2011 and April 1, 2011, assets under capital lease totaled approximately $3.1 million. We record amortization of assets leased under capital lease arrangements within depreciation expense.

Impairment of long-lived assets (property, equipment and satellites, and other assets)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment, satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three and nine months ended December 30, 2011 and December 31, 2010.

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our valuation allowance against deferred tax assets increased from $12.7 million at April 1, 2011 to $13.5 million at December 30, 2011. The valuation allowance primarily relates to state net operating loss carryforwards and research credit carryforwards available to reduce state income taxes.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

	Three Months Ended		Nine Months Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
Revenues:	100.0%	100.0%	100.0%	100.0%
Product revenues	59.5	64.5	62.8	64.7
Service revenues	40.5	35.5	37.2	35.3
Operating expenses:
Cost of product revenues	43.6	48.5	46.5	47.5
Cost of service revenues	28.0	21.4	25.8	20.9
Selling, general and administrative	22.3	20.6	21.1	20.7
Independent research and development	2.9	3.4	3.0	3.7
Amortization of acquired intangible assets	2.3	2.5	2.3	2.5
Income from operations	0.9	3.6	1.3	4.7
Income before income taxes	0.7	3.6	1.2	4.2
Net income	2.5	6.6	2.4	4.1
Net income attributable to ViaSat, Inc.	2.5	6.6	2.4	4.1

Three Months Ended December 30, 2011 vs. Three Months Ended December 31, 2010

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 30, 2011	December 31, 2010
Product revenues	$121.9	$126.4	$(4.6)	(3.6)%
Service revenues	83.1	69.5	13.6	19.6%

Total revenues	$205.0	$195.9	$9.0	4.6%

Product revenues decreased from $126.4 million to $121.9 million during the third quarter of fiscal year 2012 compared to the same period last year. The decrease in product revenues was primarily due to lower product sales of $12.4 million in information assurance products, $4.4 million in tactical data link products, $2.3 million in enterprise VSAT networks and products, and $1.2 million in WildBlue products due to a lower number of wholesale subscriber additions. These decreases were offset by higher product sales of $7.3 million in antenna systems products, $4.0 million in satellite payload technology development programs, $3.4 million in consumer broadband products and $2.1 million in mobile broadband satellite communication systems.

During the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011, our service revenues increased from $69.5 million to $83.1 million primarily driven by growth in our government satellite communication systems services of $11.0 million, information assurance services of $2.5 million, mobile broadband services of $1.4 million, tactical data link services of $0.9 million and satellite networking development program services of $0.8 million, offset by a decrease in WildBlue services of $3.1 million. The decrease in WildBlue service revenues was mainly due to the lower number of wholesale subscribers as our sales channels provisioned fewer customers with existing service plans in anticipation of the commencement of our new ViaSat-1 satellite service offerings in January 2012.

Cost of revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 30, 2011	December 31, 2010
Cost of product revenues	$89.5	$95.0	$(5.5)	(5.8)%
Cost of service revenues	57.3	41.9	15.4	36.7%

Total cost of revenues	$146.8	$136.9	$9.8	7.2%

Cost of product revenues decreased approximately $5.5 million from $95.0 million to $89.5 million during the third quarter of fiscal year 2012 when compared to the third quarter of fiscal year 2011. On a constant margin basis, the decreased product revenues caused a $3.4 million decrease in cost of product revenues. Additionally, cost of product revenues as a percentage of product revenues decreased slightly during the third quarter of fiscal year 2012 compared to the prior year period due to improved margins in our government satellite communication systems products and consumer broadband products. Cost of product revenues may fluctuate in future periods depending on the mix of products sold, competition, new product introduction costs and other factors.

Cost of service revenues increased from $41.9 million to $57.3 million during the third quarter of fiscal year 2012 when compared to the third quarter of fiscal year 2011 primarily from increased service revenues, which caused an increase of approximately $8.2 million in cost of service revenues (on a constant margin basis). In addition, cost of service revenues increased due to increases in WildBlue service costs associated with our new data center and billing system and in connectivity costs for the ViaSat-1 gateways as we prepared for the commencement of our new ViaSat-1 satellite service offerings in January 2012. Cost of service revenues may fluctuate in future periods depending on the mix of services provided, competition, new service introduction costs and other factors.

Selling, general and administrative expenses

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 30, 2011	December 31, 2010
Selling, general and administrative	$45.6	$40.4	$5.2	12.9%

The increase in selling, general and administrative (SG&A) expenses of $5.2 million in the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011 was primarily attributable to higher support costs of $2.7 million and higher selling costs of $2.1 million. Of the higher support costs, $1.4 million related to our government systems segment and $1.2 million related to our commercial networks segment. Of the higher selling costs, $1.0 million related to our commercial networks segment and $0.9 million related to our government systems segment. SG&A expenses consisted primarily of personnel costs, business development expenses, marketing and sales, bids and proposals, facilities, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government, commercial and satellite service sales opportunities.

Independent research and development

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 30, 2011	December 31, 2010
Independent research and development	$6.0	$6.7	$(0.7)	(9.9)%

The decrease in IR&D expenses of approximately $0.7 million in the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011 was driven primarily by approximately $0.5 million in decreased IR&D efforts in our government systems segment.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from eight months to ten years. The decrease in amortization of approximately $0.2 million in the third quarter of fiscal year 2012 compared to the same period last fiscal year is a result of certain acquired technology intangibles in our commercial networks and government systems segments becoming fully amortized over the preceding twelve months. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 30, 2011	$14,291

Expected for the remainder of fiscal year 2012	$4,427
Expected for fiscal year 2013	15,527
Expected for fiscal year 2014	13,784
Expected for fiscal year 2015	13,708
Expected for fiscal year 2016	10,173
Thereafter	9,607

$67,226

Interest income

Interest income in the three months ended December 30, 2011 compared to the three months ended December 31, 2010 decreased slightly as we experienced similar average interest rates on our investments but lower average invested cash balances during the third quarter of fiscal year 2012 compared to the same period last fiscal year.

Interest expense

The increase in interest expense from the third quarter of fiscal year 2011 to the third quarter of fiscal year 2012 of $0.3 million was primarily due to a slightly higher average outstanding balance under our revolving credit facility (the Credit Facility). For the three months ended December 30, 2011 and December 31, 2010, we capitalized interest expense of approximately $8.1 million and $7.8 million, respectively. Interest expense incurred during the three months ended December 30, 2011 and December 31, 2010 related to our 8.875% Senior Notes due 2016 (the Notes) and the Credit Facility.

Benefit from income taxes

For the three months ended December 30, 2011, we recorded an income tax benefit of $3.6 million. Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, we compute our provision for income taxes using the actual effective tax rate for the year-to-date. For the nine months ended December 30, 2011, we used the actual effective year-to-date tax rate in calculating the income tax benefit for that period since a reliable estimate of the annual effective tax rate could not be made. The income tax benefit for the six months ended September 30, 2011 had previously been calculated using as estimate of the annual effective rate for the full fiscal year.

Segment Results for the Three Months Ended December 30, 2011 vs. Three Months Ended December 31, 2010

Government systems segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 30, 2011	December 31, 2010
Product revenues	$72.0	$89.6	$(17.6)	(19.6)%
Service revenues	22.8	7.9	14.9	188.2%

Total revenues	$94.9	$97.6	$(2.7)	(2.8)%

The revenue in our government systems segment decreased approximately $2.7 million in the third quarter of fiscal year 2012 compared to the same period last fiscal year, primarily due to a decrease in product revenues of $17.6 million, offset by an increase in service revenues of $14.9 million. The product revenue decrease in our government systems segment was primarily from decreases of $12.4 million in information assurance products and $4.4 million in tactical data link products. The service revenue increase in our government systems segment was primarily due to service revenue increases of $11.0 million in government satellite communication systems services, $2.5 million in information assurance services and $0.9 million in tactical data link services.

Segment operating profit

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 30, 2011	December 31, 2010
Operating profit	$13.1	$8.2	$4.9	60.0%
Percentage of segment revenues	13.8%	8.4%

The increase in our government systems segment operating profit of $4.9 million during the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011 was primarily due to higher earnings contributions of approximately $6.4 million mainly in our government satellite communication systems, offset by higher selling, support and new business proposal costs of approximately $2.0 million.

Commercial networks segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 30, 2011	December 31, 2010
Product revenues	$49.1	$34.8	$14.2	40.9%
Service revenues	5.4	4.2	1.2	27.6%

Total revenues	$54.4	$39.0	$15.4	39.4%

In the third quarter of fiscal year 2012 compared to the same period last fiscal year, commercial networks segment revenues increased approximately $15.4 million, primarily due to an increase in product revenues of $14.2 million and an increase in service revenues of approximately $1.2 million. The increase in our commercial networks segment product revenues was primarily derived from increases of $7.3 million in antenna systems products, $4.0 million in satellite payload technology development programs, $3.4 million in consumer broadband products and $2.1 million in mobile broadband satellite communication systems, offset by a decrease of $2.3 million in enterprise VSAT networks and products.

Segment operating loss

	Three Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	December 30, 2011	December 31, 2010
Operating loss	$(5.2)	$(4.2)	$(1.0)	(24.0)%
Percentage of segment revenues	(9.5)%	(10.7)%

The increase in the commercial networks segment operating loss in the third quarter of fiscal year 2012 compared to the same period last fiscal year was primarily due to an increase in selling, support and new business proposal costs of $2.8 million, offset by higher earnings contributions of approximately $1.6 million from increased revenues and improved margins in our consumer broadband products.

Satellite services segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 30, 2011	December 31, 2010
Product revenues	$0.7	$1.9	$(1.2)	(62.3)%
Service revenues	54.9	57.4	(2.5)	(4.3)%

Total revenues	$55.7	$59.3	$(3.7)	(6.2)%

The decrease in satellite services segment revenue in the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011 of approximately $3.7 million was predominately from decreased service revenues of approximately $2.5 million. This decrease was comprised of a $3.1 million decrease in WildBlue services, offset by an increase in mobile broadband services of $1.4 million. The decrease in WildBlue service revenues was mainly due to the lower number of wholesale subscribers as our sales channels provisioned fewer customers with existing service plans in anticipation of the commencement of our new ViaSat-1 satellite service offerings in January 2012.

Segment operating (loss) profit

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 30, 2011	December 31, 2010
Operating (loss) profit	$(1.4)	$7.9	$(9.3)	(117.1)%
Percentage of segment revenues	(2.4)%	13.4%

Our satellite services segment generated an operating loss in the third quarter of fiscal year 2012 compared to an operating profit in the third quarter of fiscal year 2011. This change was primarily due to lower earnings contributions of approximately $8.8 million associated with our new data center, billing system and connectivity costs for our ViaSat-1 gateways as we prepared for the commencement of our newViaSat-1 satellite service offerings in January 2012.

Nine Months Ended December 30, 2011 vs. Nine Months Ended December 31, 2010

Revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 30, 2011	December 31, 2010
Product revenues	$391.0	$379.0	$12.0	3.2%
Service revenues	232.1	206.8	25.3	12.2%

Total revenues	$623.1	$585.8	$37.3	6.4%

During the first nine months of fiscal year 2012 compared to the same period last fiscal year, product revenues increased from $379.0 million to $391.0 million. The product revenue increase was primarily due to higher product sales of $13.2 million in government satellite communication systems, $12.2 million in mobile broadband satellite communication systems, $11.0 million in antenna systems products, $7.7 million in consumer broadband products, $7.4 million in satellite payload technology development programs and $1.5 million in enterprise VSAT networks and products. These increases were offset by lower product sales of $19.8 million in tactical data link products, $17.8 million in information assurance products, $1.8 million in WildBlue products due to a lower number of wholesale subscriber additions and $1.2 million in satellite networking development programs.

Service revenues increased from $206.8 million to $232.1 million during the first nine months of fiscal year 2012 when compared to the first nine months of fiscal year 2011 primarily driven by growth in government satellite communication systems services of $17.3 million, information assurance services of $6.2 million, tactical data link services of $3.4 million, mobile broadband services of $3.0 million and satellite networking development program services of $2.6 million, offset by a decrease in WildBlue services of $5.2 million and in managed broadband services of $3.6 million. The decrease in WildBlue service revenues was mainly due to the lower number of wholesale subscribers as our sales channels provisioned fewer customers with existing service plans in anticipation of the launch of our new ViaSat-1 satellite service offerings in January 2012.

Cost of revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 30, 2011	December 31, 2010
Cost of product revenues	$289.7	$278.2	$11.5	4.1%
Cost of service revenues	160.8	122.7	38.2	31.1%

Total cost of revenues	$450.5	$400.9	$49.6	12.4%

Cost of product revenues increased from $278.2 million to $289.7 million during the first nine months of fiscal year 2012 when compared to the first nine months of fiscal year 2011 primarily due to increased product revenues, which caused an increase of approximately $8.8 million in cost of product revenues (on a constant margin basis). In addition, cost of product revenues as a percentage of product sales increased slightly during the first nine months of fiscal year 2012 compared to the prior year due to a higher mix of lower margin products from mobile broadband satellite communication development programs and lower sales of higher margin mature information assurance and UAV products. Cost of product revenues may fluctuate in future periods depending on the mix of products sold, competition, new product introduction costs and other factors.

In the first quarter of fiscal year 2011, we recorded an additional forward loss of $8.5 million on a government satellite communication program due to the significant additional labor and material costs for rework and testing required to complete the program requirements and specifications.

Cost of service revenues increased from $122.7 million to $160.8 million during the first nine months of fiscal year 2012 when compared to the first nine months of fiscal year 2011 primarily from a $23.2 million cost of service revenue increase associated with our new data center, billing system and connectivity costs for our ViaSat-1 gateways in preparation for the commencement of our new ViaSat-1 satellite service offerings in January 2012. In addition, cost of service revenue increased (on a constant margin basis) approximately $15.0 million due to increased service revenues. Cost of service revenues may fluctuate in future periods depending on the mix of services provided, competition, new service introduction costs and other factors.

Selling, general and administrative expenses

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 30, 2011	December 31, 2010
Selling, general and administrative	$131.8	$121.3	$10.5	8.6%

The increase in SG&A expenses of $10.5 million in the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011 was attributable primarily to higher support costs of $6.9 million as well as higher selling costs of $3.3 million. Of the higher support costs, $4.2 million related to our commercial networks segment and $2.4 million related to our government systems segment. Of the higher selling costs, $2.6 million related to our government systems segment and $1.8 million related to our commercial networks segment. SG&A expenses consisted primarily of personnel costs, business development expenses, marketing and sales, bids and proposals, facilities, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government, commercial and satellite service sales opportunities.

Independent research and development

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 30, 2011	December 31, 2010
Independent research and development	$18.5	$21.6	$(3.1)	(14.3)%

The decrease in IR&D expenses of approximately $3.1 million in the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011 was driven by a decrease of approximately $2.3 million in our commercial networks segment and approximately $1.1 million in our government systems segment.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from eight months to ten years. The slight decrease in amortization of approximately $0.3 million in the first nine months of fiscal year 2012 compared to the same period last fiscal year was a result of a decrease in amortization of approximately $0.9 million is a result of certain acquired technology intangibles in our government systems and commercial networks segments becoming fully amortized over the preceding twelve months, offset by an increase in amortization of approximately $0.6 million due to our acquisition of Stonewood Group Limited (Stonewood) in July 2010. Current and expected amortization expense for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 30, 2011	$14,291

Expected for the remainder of fiscal year 2012	$4,427
Expected for fiscal year 2013	15,527
Expected for fiscal year 2014	13,784
Expected for fiscal year 2015	13,708
Expected for fiscal year 2016	10,173
Thereafter	9,607

$67,226

Interest income

Interest income for the nine months ended December 30, 2011 compared to the nine months ended December 31, 2010 decreased slightly as we experienced similar average interest rates on our investments but lower average invested cash balances during the first nine months of fiscal year 2012 compared to the same period last fiscal year.

Interest expense

The decrease in interest expense from the first nine months of fiscal year 2011 to the first nine months of fiscal year 2012 of $2.6 million was primarily due to higher capitalized interest associated with our ViaSat-1 satellite, related gateway and networking equipment, and other assets currently under construction. For the nine months ended December 30, 2011 and December 31, 2010, we capitalized interest expense of approximately $23.4 million and $20.5 million, respectively. Interest expense incurred during the nine months ended December 30, 2011 and December 31, 2010 related to the Notes and the Credit Facility.

Benefit from income taxes

For the nine months ended December 30, 2011, we recorded an income tax benefit of $7.3 million. Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, we compute our provision for income taxes using the actual effective tax rate for the year-to-date. For the nine months ended December 30, 2011, we used the actual effective year-to-date tax rate in calculating the income tax benefit for that period since a reliable estimate of the annual effective tax rate could not be made.

Segment Results for the Nine Months Ended December 30, 2011 vs. Nine Months Ended December 31, 2010

Government systems segment

Revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 30, 2011	December 31, 2010
Product revenues	$233.3	$258.0	$(24.7)	(9.6)%
Service revenues	51.2	23.3	27.8	119.3%

Total revenues	$284.4	$281.3	$3.1	1.1%

Our government systems segment experienced a revenue increase in the first nine months of fiscal year 2012 compared to the same period last fiscal year due to an increase in service revenues of $27.8 million, offset by a decrease in product revenues of $24.7 million. The increase in service revenues was primarily due to increases of $17.3 million in government satellite communication systems services, $6.2 million in information assurance services and $3.4 million in tactical data link services. The decrease in product revenues was primarily due to decreases of $19.8 million in tactical data link products and $17.8 million in information assurance products, offset by an increase of $13.2 million in government satellite communication systems.

Segment operating profit

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 30, 2011	December 31, 2010
Operating profit	$34.8	$22.6	$12.1	53.7%
Percentage of segment revenue	12.2%	8.0%

The increase in our government systems segment operating profit of $12.1 million during the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011 was primarily due to higher earnings contributions of approximately $14.4 million resulting from lower cost of revenues. Lower cost of revenues was mainly related to the $8.5 million forward loss recorded on a government satellite communication program in the first quarter of fiscal year 2011 due to the significant additional labor and material costs for rework and testing required to complete the program requirements and specifications. In addition, improved margins in certain government satellite communication systems products contributed to lower cost of revenues, which were offset by higher selling, support and new business proposal costs of approximately $3.3 million during the first nine months of fiscal year 2012 compared to the same period last fiscal year.

Commercial networks segment

Revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 30, 2011	December 31, 2010
Product revenues	$155.5	$116.9	$38.6	33.0%
Service revenues	15.3	12.1	3.2	26.4%

Total revenues	$170.7	$129.0	$41.7	32.4%

Commercial networks segment revenue increased approximately $41.7 million in the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011, due to an increase in product revenues of $38.6 million and an increase in service revenues of $3.2 million.

The increase in product revenues from our commercial networks segment was primarily due to increases of $12.2 million in mobile broadband satellite communication systems, $11.0 million in antenna systems products, $7.7 million in consumer broadband products, $7.4 million in satellite payload technology development programs and $1.5 million in enterprise VSAT networks and products, offset by a decrease of $1.2 million in satellite networking development programs.

The increase in service revenues from our commercial networks segment was primarily due to an increase of $2.6 million in satellite networking development program services.

Segment operating loss

	Nine Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	December 30, 2011	December 31, 2010
Operating loss	$(11.3)	$(7.7)	$(3.6)	(46.8)%
Percentage of segment revenues	(6.6)%	(6.0)%

The increase in the commercial networks segment operating loss in the first nine months of fiscal year 2012 compared to the same period last fiscal year was primarily due to an increase in selling, support and new business proposal costs of approximately $7.8 million, offset by a decrease in IR&D expenses of approximately $2.3 million.

Satellite services segment

Revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 30, 2011	December 31, 2010
Product revenues	$2.3	$4.1	$(1.8)	(43.9)%
Service revenues	165.6	171.4	(5.8)	(3.4)%

Total revenues	$167.9	$175.5	$(7.6)	(4.3)%

The decrease in satellite services segment revenue in the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011 of approximately $7.6 million was primarily due to decreases of $5.2 million in WildBlue service revenues and $3.6 million in managed broadband services, offset by an increase of $3.0 million in mobile broadband services. The decrease in WildBlue service revenues was mainly due to the lower number of wholesale subscribers as our sales channels provisioned fewer customers with existing service plans in anticipation of the commencement of our new ViaSat-1 satellite service offerings in January 2012.

Segment operating (loss) profit

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 30, 2011	December 31, 2010
Operating (loss) profit	$(1.2)	$27.1	$(28.3)	(104.3)%
Percentage of segment revenues	(0.7)%	15.4%

Our satellite services segment generated an operating loss in the first nine months of fiscal year 2012 compared to an operating profit in the first nine months of fiscal year 2011. This change was primarily attributable to higher cost of revenues associated with our new data center, billing system and connectivity costs for the ViaSat-1 gateways as we prepared for the commencement of our new ViaSat-1 satellite service offerings in January 2012. The lower earnings contributions were offset by a decrease in selling, support and new business proposal costs of approximately $0.7 million.

Backlog

As reflected in the table below, firm backlog increased during the first nine months of fiscal year 2012 primarily due to increased demand for certain products and services and completed contract negotiations for contracts we pursued in fiscal year 2011. The decrease in funded backlog during the first nine months of fiscal year 2012 was primarily due to the timing of government funding over the past six months, which is consistent with the U.S. government fiscal budget process and trends we have experienced in prior fiscal years.

	As of December 30, 2011	As of April 1, 2011
	(In millions)
Firm backlog
Government Systems segment	$312.3	$283.8
Commercial Networks segment	252.0	216.7
Satellite Services segment	11.0	28.2

Total	$575.3	$528.7

Funded backlog
Government Systems segment	$196.3	$235.6
Commercial Networks segment	252.0	216.7
Satellite Services segment	11.0	28.2

Total	$459.3	$480.5

The firm backlog does not include contract options. Of the $575.3 million in firm backlog, approximately $135.0 million is expected to be delivered during the remaining three months of fiscal year 2012, and the balance is expected to be delivered in fiscal year 2013 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.

Our new awards totaled $211.9 million and $711.2 million in the three and nine months ended December 30, 2011, respectively, compared to $175.9 million and $582.5 million for the three and nine months ended December 31, 2010, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing and equity financing. At December 30, 2011, we had $45.8 million in cash and cash equivalents, $226.4 million in working capital and $170.0 million in principal amount of outstanding borrowings under our Credit Facility. At April 1, 2011, we had $40.5 million in cash and cash equivalents, $167.5 million in working capital and $60.0 million in principal amount of outstanding borrowings under our Credit Facility. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

The general cash needs of our government systems, commercial networks and satellite services segments can vary significantly. In our government systems segment, the primary factors determining cash needs tend to be the type and mix of contracts in backlog (i.e., product or service, development or production, and timing of payments), and restrictions on the timing of cash payments under U.S. government procurement regulations. In our commercial networks segment, cash needs tend to be driven primarily by the type and mix of contracts in backlog, the nature and quality of customers, and the payment terms of customers (including whether advance payments are made or customer financing is required). Other factors affecting the cash needs of these segments include contract duration and program performance. For example, if a program is performing well and meeting its contractual requirements, then its cash flow requirements are usually lower. The cash needs of our satellite services segment tend to be driven primarily by the timing of payment of capital expenditures (e.g., timing of network expansion activities and satellite construction and launch activities), as well as the quality of customer, type of contract and payment terms.

To further enhance our liquidity position or to support future capital requirements, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public and/or private capital markets. In March 2010, we filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of debt securities, common stock, preferred stock, depositary shares, warrants and rights. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering.

Our future capital requirements will depend upon many factors, including the timing and amount of cash required for the construction and launch of any additional satellites or other future broadband satellite projects we may engage in, expansion of our research and development and marketing efforts, and the nature and timing of orders. Additionally, we will continue to evaluate possible acquisitions of, or investments in complementary businesses, products and technologies which may require the use of cash or additional financing. We believe that our current cash balances and net cash expected to be provided by operating activities along with availability under our Credit Facility will be sufficient to meet our anticipated operating requirements for at least the next twelve months.

Cash flows

Cash provided by operating activities for the first nine months of fiscal year 2012 was $65.0 million compared to cash provided by operating activities of $123.3 million for the first nine months of fiscal year 2011. This $58.3 million decrease was primarily driven by a $54.9 million year-over-year increase in cash used to fund net operating asset needs. The increase in net operating assets was predominantly due to additional investment in our inventory of $31.2 million from April 1, 2011 spread across all three of our segments, and a reduction in collections in excess of revenues and deferred revenues included in accrued liabilities of $7.5 million from April 1, 2011 due to the timing of milestone billings for certain larger development projects in our commercial network segment.

Cash used in investing activities in the first nine months of fiscal year 2012 was $176.3 million compared to $176.7 million for the first nine months of fiscal year 2011. This very slight decrease in cash used in investing activities was primarily related to $13.5 million and $10.7 million less cash used during fiscal year 2012 compared to the same period last year for the acquisition of

Stonewood and the construction of our ViaSat-1 satellite, respectively, offset by an approximately $11.8 million increase in cash used for capital expenditures for the construction of gateway facilities and network operation systems related to ViaSat-1, an approximately $6.3 million increase in cash used for capital expenditures for new CPE units and other general purpose equipment, a $3.5 million increase in cash used for next generation consumer broadband capital software development and an approximately $2.1 million increase in cash used for other long-term assets.

Cash provided by financing activities for the first nine months of fiscal year 2012 was $116.6 million compared to $8.9 million for the first nine months of fiscal year 2011. This $107.7 million increase in cash inflows was primarily related to $120.0 million in higher proceeds from borrowings under our Credit Facility in order to fund satellite construction during the first nine months of fiscal year 2012, compared to the first nine months of fiscal year 2011. In addition, cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, and cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

Satellite-related activities

In January 2008, we entered into several agreements with Space Systems/Loral, Inc. (SS/L), Loral Space & Communications, Inc. (Loral) and Telesat Canada related to our new high-capacity Ka-band spot-beam satellite, ViaSat-1. On October 19, 2011, ViaSat-1 was successfully launched into orbit. SS/L handed over operation of the satellite to us in December 2011, following the successful completion of the manufacturer’s in-orbit testing. In January 2012, subsequent to the quarter end, we launched our ViaSat-1 commercial services and introduced our new high-speed internet service, Exede.

Our contract with SS/L requires us to make monthly in-orbit performance incentive payments, including interest, over a fifteen-year period, commencing from the transfer of title of the satellite to us, subject to the continued satisfactory performance of satellite. We recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite. As of December 30, 2011, we recorded an estimated liability of $22.3 million relating to satellite performance incentives in the condensed consolidated balance sheets, of which $1.6 million and $20.7 million have been classified as current in accounts payable and non-current in other liabilities, respectively. If all performance incentives are earned as scheduled in the agreement, we could be required to pay a total of $39.4 million in in-orbit incentive payments, including accrued interest, over the fifteen-year period.

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

Credit Facility

As of December 30, 2011, the Credit Facility, as amended, provided a revolving line of credit of $325.0 million (including up to $35.0 million of letters of credit) with a maturity date of January 25, 2016. Borrowings under the Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, Eurodollar rate plus 1.00% or the administrative agent’s prime rate as announced from time to time, or (2) at the Eurodollar rate plus, in the case of each of (1) and (2), an applicable margin that is based on the ratio of our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the Credit Facility. At December 30, 2011, the weighted average effective interest rate on our outstanding borrowings under the Credit Facility was 3.79%. The Credit Facility is guaranteed by certain of our domestic subsidiaries and collateralized by substantially all of our respective assets. The Credit Facility contains financial covenants regarding a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. At December 30, 2011, we had $170.0 million in principal amount of outstanding borrowings under the Credit Facility and $13.0 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of December 30, 2011 of $142.0 million. On October 31, 2011, we amended the Credit Facility to revise the definition of EBITDA for certain earnings impacts related to the delay in the launch of our ViaSat-1 satellite.

Contractual Obligations

The following table sets forth a summary of our obligations at December 30, 2011:

		For the Remainder of Fiscal Year	For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2012	2013-2014	2015-2016	Thereafter
Operating leases and satellite capacity agreements	$180,188	$11,616	$74,177	$37,902	$56,493
Capital lease	2,421	328	2,093	—	—
The Notes	389,914	6,102	48,813	48,813	286,186
Line of credit	170,000	—	—	170,000	—
Standby letters of credit	13,043	5,751	7,292	—	—
Satellite orbital performance incentives	39,443	457	3,340	3,821	31,825
Purchase commitments including satellite-related agreements	387,832	84,258	132,107	92,196	79,271

Total	$1,182,841	$108,512	$267,822	$352,732	$453,775

We purchase components from a variety of suppliers and use several subcontractors and contract manufacturers to provide design and manufacturing services for our products. During the normal course of business, we enter into agreements with subcontractors, contract manufacturers and suppliers that either allow them to procure inventory based upon criteria defined by us or that establish the parameters defining our requirements. Pursuant to our satellite-related activities, we may be required to pay up to $39.4 million including interest to SS/L, the manufacturer of our ViaSat-1 satellite, for orbital performance incentives over a fifteen-year period based on the performance of the satellite. As of December 30, 2011, we recorded a $22.3 million liability representing the net present value of these expected estimated future in-orbit incentive payments. From time to time we also contract for satellite capacity, satellite construction, launch service and launch insurance as part of our satellite services segment. In certain instances, these agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments.

Our condensed consolidated balance sheets included $45.2 million and $23.8 million of “other liabilities” as of December 30, 2011 and April 1, 2011, respectively, which primarily consisted of our long-term orbital performance incentives, long-term warranty obligations, long-term portion of deferred rent, long-term portion of deferred revenue and long-term unrecognized tax position liabilities. With the exception of our long-term orbital performance incentives, these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 9 to our condensed consolidated financial statements for additional information regarding our income taxes and related tax positions, and Note 7 to our condensed consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at December 30, 2011 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this Quarterly Report or in our Annual Report on Form 10-K for the year ended April 1, 2011.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC 220): Presentation of Comprehensive Income. The new authoritative guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The authoritative guidance (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) will be effective for us beginning in the first quarter of fiscal year 2013 and should be applied retrospectively; however, early adoption is permitted. The authoritative guidance, as amended, will impact the presentation of the financial statements but will not impact our financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (ASC 350): Testing Goodwill for Impairment. The new authoritative guidance simplifies how an entity tests goodwill for impairment. The new authoritative guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The two-step quantitative impairment test is required only if, based on its qualitative assessment, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This authoritative guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted if an entity’s financial statements for the more recent interim and annual period have not yet been issued. We will early adopt this authoritative guidance in the fourth quarter of fiscal year 2012. Adoption of this authoritative guidance is not expected to have a material impact on our consolidated financial statements and disclosures.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (ASC 210): Disclosures about offsetting Assets and Liabilities. The new authoritative guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this authoritative guidance. This authoritative guidance will be effective for us beginning in the first quarter of fiscal year 2014 and should be applied retrospectively for all comparative periods presented. We are currently evaluating the impact that this authoritative guidance may have on its consolidated financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, and short-term and long-term obligations, including the Credit Facility and the Notes. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of December 30, 2011, we had $170.0 million and $275.0 million in principal amount of outstanding borrowings under our Credit Facility and Notes, respectively, and we held no short-term investments. Since the Notes bear interest at a fixed rate, exposure to market risk for changes in interest rates relates primarily to borrowings under our Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize risk, we maintain a significant portion of our cash balance in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Given recent declines in interest rates, our interest income has been and may continue to be negatively impacted. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by approximately $0.1 million. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

As of December 30, 2011, we had $170.0 million in principal amount of outstanding borrowings under our Credit Facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin that is based on the ratio of our debt to EBITDA. As of December 30, 2011, the weighted average effective interest rate on our outstanding borrowings under the Credit Facility was 3.79%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred prior to effects of capitalized interest and cash flow by approximately $0.9 million over a twelve-month period.

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

As of December 30, 2011, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign currency forward contracts with a notional amount of $10.8 million had a fair value of approximately $0.7 million and were recorded in accrued liabilities as of December 30, 2011. The fair value of these foreign currency forward contracts as of December 30, 2011 would have changed by approximately $1.0 million if the foreign currency forward rate for the Euro to the U.S. dollar on these foreign currency forward contracts had changed by 10%.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 30, 2011, the end of the period covered by this Quarterly Report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 30, 2011.

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

On February 1, 2012, we filed a complaint against SS/L in the United States District Court for the Southern District of California for patent infringement and breach of contract relating to the manufacture of ViaSat-1. We allege, among other things, that SS/L infringed U.S. Patent Nos. 8,107,875, 8,010,043, 8,068,827 and 7,773,942 by making, using, offering to sell and/or selling other high-capacity broadband satellites. We have requested monetary damages, injunctive relief and other remedies. This case is currently pending.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 1, 2011 and in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, which could materially affect our business, financial condition, liquidity or future results. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 6. Exhibits

The Exhibit Index on page 56 is incorporated herein by reference as the list of exhibits required as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 8, 2012	VIASAT, INC.

/s/ MARK D. DANKBERG
Mark D. Dankberg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ RONALD G. WANGERIN
Ronald G. Wangerin
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Form	Incorporated by Reference			Filed Herewith
	Exhibit Description		File No.	Exhibit	Filing Date

10.1	Eighth Amendment to Fourth Amended and Restated Revolving Loan Agreement, dated as of October 31, 2011, by and among ViaSat, Inc., Bank of America, N.A., Union Bank, N.A., JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Compass Bank, Credit Suisse AG, Cayman Islands Branch, Bank of the West, and other lenders party thereto	8-K	000-21767	10.1	November 4, 2011

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase					X

101.LAB*	XBRL Taxonomy Extension Labels Linkbase					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase					X

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are otherwise not subject to liability under these sections.