Form 10-K
period 2012-03-30
VIASAT INC
filed 2012-05-25
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2012

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2011 was approximately $1,278,327,592 (based on the closing price on that date for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock, $.0001 par value, as of May 16, 2012 was 43,124,540.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended March 30, 2012.

VIASAT, INC.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future growth and revenues from our products; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ include: our ability to successfully implement our business plan for our broadband satellite services on our anticipated timeline or at all; negative audits by the U.S. government; continued turmoil in global business environment and economic conditions; delays in approving U.S. government budgets and cuts in government defense expenditures; our reliance on U.S. government contracts, and on a small number of contracts which account for a significant percentage of our revenues; our ability to successfully develop, introduce and sell new technologies, products and services; reduced demand for products as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes on our ability to sell products and services; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Item 1A, elsewhere in this report and our other filings with the Securities and Exchange Commission (SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Company Overview

We are a leading provider of high-speed fixed and mobile broadband services, advanced satellite and wireless networks and secure networking systems, products and services. We have leveraged our success developing complex satellite communication systems and equipment for the U.S. government and select commercial customers to develop next-generation satellite broadband technologies and services for both fixed and mobile users. Our product, systems and broadband service offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that our portfolio of products and services, combined with our ability to effectively cross-deploy technologies between government and commercial segments and across different geographic markets, provides us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies.

We conduct our business through three segments: satellite services, commercial networks and government systems. Financial information regarding our reporting segments and the geographic areas in which we operate is included in the consolidated financial statements and notes thereto.

Satellite Services

Our satellite services segment provides retail and wholesale satellite-based broadband internet services for our consumer, enterprise and mobile broadband customers in the United States. Our satellite services business also provides a platform for the provision of network management services to domestic and international satellite service providers.

In October 2011, our new high-capacity Ka-band spot-beam satellite, ViaSat-1, was successfully launched into orbit. The satellite manufacturer handed over operation of the satellite to us in December 2011, following the successful completion of the manufacturer’s in-orbit testing. At the time of launch, we believe ViaSat-1 was the highest capacity, most cost-efficient satellite in the world, with a data throughput of approximately 140 Gigabits per second. In January 2012, we commenced commercial operation of our ViaSat-1-based ExedeSM broadband internet services. Our Exede services are designed to offer a high-quality broadband internet service choice to the millions of unserved and under-served consumers in the United States and to significantly expand the quality, capability and availability of high-speed broadband satellite services for U.S. consumers and enterprises. We recently announced our intention to award a satellite construction contract in 2012 for a second high-capacity Ka-band spot-beam satellite.

We believe that growth in our fixed and mobile broadband businesses will be driven in coming years by consumer demand for our Exede broadband services, as well as by increasing demand from enterprise and mobile users worldwide for mobile broadband solutions and broadband services offering greater bandwidth and higher speeds.

The primary services offered by our satellite services segment are comprised of:

•

Retail and Wholesale Broadband Satellite Services. Our retail and wholesale broadband satellite services offered under the Exede and WildBlue® brands provide two-way satellite-based broadband internet access to consumers and small businesses in the United States. We offer a range of service plans to both retail and wholesale customers, with pricing based on data speeds and volume limits. We offer wholesale broadband services to our national and regional distribution partners, including direct-to-home satellite video providers, retail service providers and communications companies. As of March 30, 2012, we provided broadband satellite services to approximately 385,000 subscribers.

•

Mobile Broadband Services. Our Yonder® mobile broadband services provide global network management and high-speed internet connectivity services for customers using airborne, maritime and ground-mobile satellite systems.

Commercial Networks

Our commercial networks segment develops and produces a variety of advanced end-to-end satellite communication systems and ground networking equipment and products that address five key market segments: consumer, enterprise, in-flight, maritime and ground mobile applications. These communication systems, networking equipment and products are generally developed through a combination of customer and discretionary internal research and development funding, and are either sold to our commercial networks customers or utilized to provide services through our satellite services segment.

With expertise in commercial satellite network engineering, gateway construction and remote terminal manufacturing for various types of interactive communication services, combined with our advanced satellite technology and systems integration experience, we have the ability to design, build, initially operate and then hand over on a turnkey basis, fully operational, customized satellite communication systems capable of serving a variety of markets and applications. Our networking equipment and products include consumer broadband networking and customer premise equipment (CPE), satellite modem and antenna technologies, earth stations and satellite networking hubs. In particular, our consumer broadband products, satellite modems and antenna technologies enable airborne, ground mobile and maritime broadband communications and support expanding mobile and consumer broadband markets worldwide. In addition, the strength of our core government systems business provides us with an effective platform to continue to design and develop new equipment and products, as we adapt and customize communication systems and products designed for the government systems segment to commercial use and vice versa.

We believe growth of the commercial satellite market will continue to be driven in coming years by a number of factors, including: (1) the continued growth in worldwide demand for communications services and, in particular, the rise in both consumer and enterprise demand for products and systems enabling broadband internet access, (2) our ability to leverage the launch of our ViaSat-1 satellite and other high-capacity Ka-band satellites worldwide to increase sales of next-generation satellite communication systems, ground networking equipment and products that operate on Ka-band frequencies, (3) the improving cost-effectiveness of satellite communications for many uses, and the ability to use satellite communication systems to rapidly deploy communications services across wide geographic areas and to large numbers of people within the satellite footprint, and (4) recent technological advancements that broaden applications for and increase the capacity and efficiency of satellite-based networks. As satellite communications equipment becomes less expensive and new capabilities emerge in satellite communications technology, we believe that the market for satellite communications will offer additional growth opportunities, as service providers seek to rapidly and cost-efficiently deploy broadband communications services across wide geographic areas, both in suburban and rural areas in the developed world and in developing countries where the deployment of terrestrial high-capacity solutions such as fiber-optic cable is neither cost-effective nor practical. Satellite communications also provide cost-effective augmentation capability for existing terrestrial networks or broadband service providers to address network congestion caused by the continued exponential increase in the volume of multimedia content accessed via the internet.

Our satellite communication systems, ground networking equipment and products cater to a wide range of domestic and international commercial customers and include:

•

Fixed Satellite Networks. We are a leading end-to-end network technology supplier for the fixed satellite consumer and enterprise markets. Our next-generation satellite network infrastructure and ground terminals are designed to access Ka-band broadband services on high-capacity satellites such as ViaSat-1 and KA-SAT (Eutelsat’s high-capacity Ka-band satellite, which serves Europe and parts of the Middle East and Africa). Our SurfBeam® network systems and modems enable satellite broadband access for residential or home office customers. We anticipate that demand for Ka-band network infrastructure and ground terminals will be driven by additional high-capacity Ka-band satellites around the world. In addition, our enterprise Very Small Aperture Terminal (VSAT) networks and products comprise VSAT satellite systems and products designed to provide enterprises with broadband access to the internet or private networks in order to support retail point-of-sale, voice-over-internet protocol (IP), distance learning and other web-centric or network applications. We also offer enterprise customers related products and services to address bandwidth constraints, latency and other issues, such as our AcceleNet® wide area network (WAN) optimization product, which enables enterprise customers to optimize “cloud computing” services and other applications delivered over WANs. In developing countries, we also supply our enterprise VSAT networks and products to carriers to provide cellular backhaul and telephony services in under-served areas.

•

Mobile Broadband Satellite Communication Systems. Our mobile satellite communication systems and related products provide high-speed, cost-efficient broadband access while on the move via small transceivers, and are designed for use in aircraft, high-speed trains and seagoing vessels. We also sell similar mobile satellite systems to government customers, which is included in our government satellite communication systems business.

•

Antenna Systems. We develop, design, produce, test and install turnkey ground terminals and antennas for terrestrial and satellite applications, specializing in geospatial imagery, mobile satellite communication, Ka-band gateways and other multi-band antennas.

•

Satellite Networking Development. Through our Comsat Labs division, we offer specialized design and technology services covering all aspects of satellite communication system architecture and technology, including the analysis, design, and specification of satellites and ground systems, ASIC and MMIC design and production, and WAN compression for enterprise networks.

Government Systems

Our government systems segment develops and produces network-centric IP-based secure government communications systems, products, services and solutions, which are designed to enable the collection and dissemination of secure real-time digital information between command centers, communications nodes and air defense systems. Customers of our government systems segment include the U.S. Department of Defense (DoD), armed forces, public safety first-responders and remote government employees.

We believe the following dynamics and trends will continue to offer growth opportunities for a majority of the markets that we address in our government systems segment over the next several years: (1) the U.S. military’s increasing emphasis on “network-centric” highly mobile warfare over geographically dispersed areas, which requires the development and deployment of secure, IP-based communications networks, products and service offerings capable of supporting real-time dissemination of data using multiple transmission media; and (2) increased use of IP-based network-centric applications and other more bandwidth-intensive applications at all organizational levels, which is expected to drive continued growth in government demand for bandwidth and higher-speed broadband services and associated ground systems.

The primary products and services of our government systems segment include:

•

Government Satellite Communication Systems. Our government satellite communication systems offer an array of portable, mobile and fixed broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands for line-of-sight and beyond-line-of-sight Intelligence, Surveillance, and Reconnaissance (ISR) and Command and Control (C2) missions, as well as satellite networking services. Satellite-based systems are increasingly seen as the most reliable method of connecting rapidly moving armed forces who may out-run the range of terrestrial radio links. Our systems, products and service offerings are designed to support high-throughput broadband data links, to increase available bandwidth using existing satellite capacity, and to withstand certain catastrophic events. Our range of broadband modems, terminals and systems support high-speed broadband and multimedia transmissions over point-to-point, mesh and hub-and-spoke satellite networking systems, and include products designed for manpacks, aircraft, unmanned aerial vehicles (UAVs), seagoing vessels, ground mobile vehicles and fixed applications.

•

Information Assurance. Our information security and assurance products provide advanced, high-speed IP-based “Type 1” and High Assurance Internet Protocol Encryption (HAIPE®)-compliant encryption solutions that enable military and government users to communicate information securely over networks, and that secure data stored on computers and storage devices. Our encryption products and modules use a programmable, high-assurance architecture that can be easily upgraded in the field or integrated into existing communication networks, and are available both on a stand-alone basis and as embedded modules within our tactical radio, information distribution and other satellite communication systems and products.

•

Tactical Data Links. We develop and produce advanced tactical radio and information distribution systems that enable real-time collection and dissemination of video and data using secure, jam-resistant transmission links from manned aircraft, ground mobile vehicles and other remote platforms to networked communication and command centers. Key products in this category include our Multifunctional Information Distribution System (MIDS) terminals for military fighter jets and their successor, MIDS Joint Tactical Radio System (MIDS-JTRS) terminals, “disposable” weapon data links and portable small tactical terminals.

Our Strengths

We believe the following strengths position our business to capitalize on the attractive growth opportunities presented in each of our business segments:

•

Leading Satellite and Wireless Technology Platform. We believe our ability to design and deliver cost-effective satellite and wireless communications and networking solutions, covering both the provision of high-speed broadband services and the supply of advanced communications systems, ground network equipment and end-user terminals, enables us to provide our customers with a diverse portfolio of leading applications and service solutions. Our product and service offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that many of the market segments in which we compete have significant barriers to entry relating to the complexity of technology, the amount of required developmental funding, the willingness of the customer to support multiple suppliers and the importance of existing customer relationships. We believe our history of developing complex secure satellite and wireless networking and communications technologies demonstrates that we possess the expertise and credibility required to serve the evolving technology needs of our customers.

•

Blue-Chip Customer Base and Favorable Consumer Contract Terms. Our customers include the DoD, civil agencies, defense contractors, allied foreign governments, satellite network integrators, large communications service providers and enterprises requiring complex communications and networking solutions and services. We believe that the credit strength of our key customers, including the U.S. government and leading aerospace and defense prime contractors, as well as our favorable consumer broadband contract terms, help support more consistent financial performance.

•

Experienced Management Team. Our Chief Executive Officer, Mark Dankberg, and our Chief Technology Officers have been with the company since its inception in 1986. Mr. Dankberg is considered to be a leading expert in the field of wireless and satellite communications. In 2008, Mr. Dankberg received the prestigious AIAA Aerospace International Communication award, which recognized him for “shepherding ViaSat into a leading satellite communications company through outstanding leadership and technical expertise.”

•

Innovation of Next-Generation Satellite Technology. In October 2011, our new high-capacity Ka-band spot-beam satellite, ViaSat-1, was successfully launched into orbit. The satellite manufacturer handed over operation of the satellite to us in December 2011, following the successful completion of the manufacturer’s in-orbit testing, and in January 2012 we commenced our ViaSat-1-based Exede broadband services. With the market demonstrating increasing demand for satellite broadband services, ViaSat-1 and our associated next-generation ground segment technology are designed to significantly expand the quality, capability and availability of high-speed broadband satellite services for consumers and enterprises. In February 2012, the Society of Satellite Professionals International bestowed an Industry Innovators Award on us in recognition of the development and launch of our ViaSat-1 satellite.

•

Innovative Product Development and Cost-Efficient Business Model. Maintaining technological competencies and innovative new product development has been one of our hallmarks and continues to be critical to our success. Our research and development efforts are supported by an employee base of over 1,200 engineers and a culture that deeply values innovation. We balance an emphasis on new product development with efficient management of our capital. For example, the majority of our research and development efforts with respect to the development of new products or applications are funded by customers. In addition, we drive capital efficiencies by outsourcing a significant portion of our manufacturing to subcontractors with whom we collaborate to ensure quality control and superior finished products.

Our Strategy

Our objective is to leverage our advanced technology and capabilities to (1) develop high-speed, high-capacity satellite broadband technologies to grow the size of the consumer satellite broadband, commercial enterprise and networking markets, while also capturing a significant share of these growing markets, (2) maintain a leadership position, while reducing costs and increasing profitability, in our satellite and wireless communications markets, and (3) increase our role as the U.S. government increases its emphasis on IP-based, highly secure, highly mobile, network-centric warfare. The principal elements of our strategy include:

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

•

Enhance International Growth. International revenues represented approximately 21% of our total fiscal year 2012 revenues. We believe growth in international markets represents an attractive opportunity, as we believe our comprehensive offering of satellite communications products, systems and services will be attractive to government and commercial customers on an international basis. In addition, we expect that our domestic satellite broadband services business will provide a platform for the provision of network management and back-office services to international providers of satellite broadband services.

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

Our Customers

Initially, we focused primarily on developing satellite communication systems and equipment for the U.S. government, and our U.S. government contracts remain a core part of our business. We then successfully diversified into other related markets for advanced satellite communication systems, ground networking equipment and products and secure networking systems, serving a range of government and commercial customers. Over the past ten years, we have significantly expanded this customer base both domestically and internationally. More recently, we have successfully diversified into related markets for broadband satellite services, successfully launching ViaSat-1, our first high-capacity Ka-band spot-beam satellite, in October 2011 and offering wholesale and retail satellite-based broadband services to consumers and small businesses in the United States, as well as managed network services for the satellite communication systems of our consumer, enterprise and mobile broadband customers worldwide.

The customers of our government systems and commercial networks segments include the DoD, U.S. National Security Agency, the U.S. Department of Homeland Security, allied foreign governments, select other U.S. federal, state and local government agencies, defense contractors, satellite network integrators, large communications service providers and enterprises requiring complex communications and networking solutions. We enter into government contracts either directly with U.S. or foreign governments, or indirectly through domestic or international prime contractors. For our commercial contracts, we also act as both a prime contractor and subcontractor for the sale of equipment and services. Customers of our satellite services segment include residential customers and small businesses in the United States, as well as wholesale distribution partners such as DISH Network and the National Rural Telecommunications Cooperative.

Revenues from the U.S. government comprised approximately 20%, 25% and 30% of total revenues for fiscal years 2012, 2011 and 2010, respectively. None of our commercial customers comprised 10% or more of total revenues in fiscal years 2012, 2011 and 2010.

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

Our federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs and payment of a fee. The fee may be either fixed by the contract or variable, based upon cost control, quality, delivery and the customer’s subjective evaluation of the work. Under time-and-materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed for the cost of materials purchased to perform the contract. Under a fixed-price contract, we agree to perform specific work for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. In fiscal year 2012, approximately 9% of our total government revenues was generated from cost-reimbursement contracts with the federal government or our prime contractors, 2% from time-and-materials contracts and approximately 89% from fixed-price contracts.

Our allowable federal government contract costs and fees are subject to audit by the Defense Contracting Management Agency (DCMA) and the Defense Contract Audit Agency (DCAA), as discussed below under “— Regulatory Enviroment — Other Regulations.”

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

We conduct the majority of our research and product development activities in-house and have a research and development and engineering staff, which includes over 1,200 engineers. Our product development activities focus on products that we consider viable revenue opportunities to support all of our business segments. A significant portion of our research and development efforts have generally been conducted in direct response to the specific requirements of a customer’s order and, accordingly, these amounts are included in the cost of sales when incurred and the related funding is included in revenues at that time.

The portion of our contract revenues which includes research and development funded by government and commercial customers was approximately $228.2 million, $210.6 million and $92.9 million during fiscal years 2012, 2011 and 2010, respectively. In addition, we incurred $25.0 million, $28.7 million and $27.3 million during fiscal years 2012, 2011 and 2010, respectively, on independent research and development (IR&D) expenses, which comprises research and development not directly funded by a third party. Funded research and development contains a profit component and is therefore not directly comparable to IR&D. As a U.S. government contractor, we also are able to recover a portion of our IR&D expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs.

Intellectual Property

We seek to establish and maintain our proprietary rights in our technology and products through a combination of patents, copyrights, trademarks, trade secret laws and contractual rights. We also seek to maintain our trade secrets and confidential information through nondisclosure policies, the use of appropriate confidentiality agreements and other security measures. We have registered a number of patents and trademarks in the United States and in other countries and have a substantial number of patent filings pending determination. There can be no assurance, however, that these rights can be successfully enforced against competitive products in any particular jurisdiction. See “Legal Proceedings” in Item 3 for a discussion of certain patent infringement litigation relating to our satellites. Although we believe the protection afforded by our patents, copyrights, trademarks, trade secrets and contracts has value, the rapidly changing technology in the networking, satellite and wireless communications industries and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise and management abilities of our employees rather than on the protections afforded by patent, copyright, trademark and trade secret laws and contractual rights. Accordingly, while these legal protections are important, they must be supported by other factors such as the expanding knowledge, ability and experience of our personnel, and the continued development of new products and product enhancements.

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

Sales and Marketing

We have a sales presence in various domestic and foreign locations, and we sell our products and services both directly and indirectly through channel partners, as described below:

•

Satellite Services Sales Organization. Our satellite services sales organization includes over 1,000 retailers, including DirectTV, and exclusive wholesale distribution relationships with DISH Network and the National Rural Telecommunications Cooperative for our satellite-based broadband internet services, as well as our own retail distribution channel, which sells directly to residential customers.

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

•

Government Systems Sales Organization. Our government systems sales organization consists of both direct sales personnel who sell our standard products, and business development personnel who work with engineers, program managers, marketing managers and contract managers to identify business opportunities, develop customer relationships, develop solutions for customers’ needs, prepare proposals and negotiate contractual arrangements. The period of time from initial contact through the point of product sale and delivery can take over three years for more complex product developments. Products already in production can usually be delivered to a customer between 90 to 180 days from the point of product sale.

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

In our satellite services and commercial networks segments, we compete with Astrium, AT&T, CenturyLink, Clearwire, Earthlink, Frontier, Gilat, EchoStar (Hughes Communications), iDirect Technologies, Inmarsat, Panasonic, Space Systems/Loral (SS/L), Thales and Verizon, each of which offers a broad range of satellite or terrestrial communications products and services, and with other internet service providers in areas where such competing services are available. Our principal competitors in the supply of antenna systems are ASC Signal, General Dynamics, L-3 Communications and Zodiac Data Systems.

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

The overall number of our competitors may increase, and the identity and composition of competitors may change. As we continue to expand our sales globally, we may see new competition in different geographic regions. Many of our competitors have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources and access to technologies not available to us. In addition, our satellite services segment may face increasing competition as a result of recent industry consolidation and vertical integration, which may enable our competitors to provide competing services to broader customer segments or to offer bundled service offerings that we are not able to duplicate, or which may reduce demand for our wholesale broadband internet services. Further, some of our customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with us at any time.

To compete with these providers, we emphasize:

•	our proven designs and network integration services for complex, customized network needs;

•	the increased bandwidth efficiency offered by our networks and products;

•	the innovative and flexible features integrated into our products;

•	our network management experience;

•	the cost-effectiveness of our products and services;

•	our end-to-end network implementation capabilities;

•	the distinct advantages of satellite data networks;

•	technical advantages and advanced features of our antenna systems as compared to our competitors’ offerings; and

•

the overall cost of our antenna systems and satellite networks, which can include equipment, installation and bandwidth costs, as compared to products offered by terrestrial and other satellite service providers.

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

Contract manufacturers produce products for many different customers and are able to pass on the benefits of large scale manufacturing to their customers. These manufacturers are able to achieve high quality products with lower levels of costs by (1) exercising their high-volume purchasing power, (2) employing advanced and efficient production equipment and capital intensive systems whose costs are leveraged across their broad customer base, and (3) using a cost-effective skilled workforce. Our primary contract manufacturers include Benchmark, Davida Technology Partners, EADS, Harris, IEC Electronics Corporation, Mack Technologies, Microelectronics Technology (MTI), Regal Technology Partners and Spectral Response.

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

Earth Stations. The Communications Act requires a license for the operation of transmitting satellite earth station facilities in the United States. We currently hold licenses authorizing us to operate various earth stations within the United States, including but not limited to user terminals, “gateway” facilities and network hubs. These licenses typically are granted for 10 to 15 year terms, and renewed in the ordinary course. Material changes in these operations would require prior approval by the FCC. The operation of our earth stations is subject to various license conditions, as well as the technical and operational requirements of the FCC’s rules and regulations.

Space Stations. In the United States, the FCC authorizes the launch and operation of commercial spacecraft, and also authorizes non-U.S. licensed spacecraft to be used to serve the United States. The FCC has authorized the use of the ViaSat-1, WildBlue-1 and Anik F2 spacecraft to serve the United States. The use of these spacecraft in our business is subject to various conditions in the underlying authorizations, as well as the technical and operational requirements of the FCC’s rules and regulations. For example, in granting such authorization with respect to ViaSat-1, the FCC imposed implementation milestones that we had to satisfy in order to maintain that authorization. We met all of these milestones well in advance of their respective deadlines, and the FCC has confirmed that the milestones have all been satisfied.

Universal Service. Certain of our services may constitute the provision of telecommunications to, from or within the United States, and may require us to contribute a percentage of our revenues from such services to universal service support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. This percentage is set each calendar quarter by the FCC, and currently is 17.4%. Current FCC rules permit us to pass this universal service contribution through to our customers. The FCC also is considering whether and how to alter the regulatory framework governing federal universal service support mechanisms. For example, in November 2011, the FCC adopted an order establishing a new universal service funding mechanism to support the provision of voice and broadband services in certain high-cost areas of the United States, to be known as the Connect America Fund (CAF). Among other things, the new CAF mechanism would grant incumbent wireline carriers rights of first refusal allowing them to secure the vast majority of available support, to the exclusion of competitive service providers. Satellite broadband providers would be eligible for much more limited funding, which may place us at a competitive disadvantage in the provision of broadband services in rural areas. The CAF mechanism has not yet been fully implemented, and the FCC has sought further public comment with respect to certain details of implementation. Moreover, the FCC order establishing the CAF is the subject of pending petitions for reconsideration filed with the FCC, as well as pending judicial appeals. As such, it is uncertain how and when the CAF will be implemented, and how such implementation could impact satellite broadband providers. If the CAF, as implemented, were to give incumbents a competitive advantage in providing broadband services in supported areas, this could have a material adverse effect on our business, financial condition and results of operations.

CALEA. We are obligated to comply with the requirements of the Communications Assistance for Law Enforcement Act (CALEA), which requires telecommunications providers and broadband internet access providers to ensure that law enforcement agencies are able to conduct lawfully-authorized surveillance of users of their services.

Net Neutrality. In December 2010, the FCC adopted rules intended to preserve the openness of the internet, a concept generally referred to as “net neutrality.” These rules, among other things, prohibit facilities-based broadband internet access service providers from preventing end-user customers from accessing lawful content or running applications of their choice over the internet, and from connecting and using devices that do not harm the network; they also require facilities-based broadband internet access service providers to treat lawful content, applications, and services in a nondiscriminatory manner, and to make certain disclosures concerning their practices as they relate to the openness of their networks. However, the FCC’s rules permit us to employ reasonable techniques to manage traffic on our network. In addition, the FCC’s rules exempt from these rules (1) certain services provided to national or homeland security authorities, and (2) certain managed or specialized services provided to enterprise customers. Many of our services appear to fall within these categories of exempt services, and we do not believe that these rules have or will have a material impact on our operations. If the FCC were to construe narrowly or eliminate existing exemptions, the impact of any final rules on our operations could be different.

Foreign Licensing

The spacecraft we use in our business are subject to the regulatory authority of, and conditions imposed by, foreign governments, as well as contractual arrangements with third parties. Our ViaSat-1 satellite operates under authority granted to ManSat Limited by the governments of the Isle of Man and the United Kingdom (as well as authority from the FCC), and pursuant to contractual arrangements we have with ManSat Limited that extend past the expected useful life of ViaSat-1. We also use Ka-band capacity on the Anik F2 satellite to provide our broadband services under an agreement with Telesat Canada, and we may do so until the end of the useful life of that satellite. Telesat Canada operates that satellite under authority granted to it by the government of Canada. We also currently use the WildBlue-1 satellite, which we own, and which is co-located with Anik F2 under authority granted to Telesat Canada by the government of Canada, and pursuant to an agreement we have with Telesat Canada that expires upon the end of the useful life of Anik F2. Accordingly, we are reliant upon ManSat Limited and Telesat Canada to maintain their respective authorizations with foreign governmental authorities. The use of these spacecraft in our business is subject to various conditions in the underlying authorizations held by us, ManSat Limited and Telesat Canada, as well as the technical and operational requirements of the rules and regulations of those jurisdictions.

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

Other Regulations

As a government contractor, we are routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of our performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. Both contractors and the U.S. government agencies conducting these audits and reviews have come under increased scrutiny. In particular, audits and reviews have become more rigorous and the standards to which we are held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. Increases in congressional scrutiny and investigations into business practices and major programs supported by contractors may lead to increased legal costs and may harm our reputation and profitability if we are among the targeted companies. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on us, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if we fail to obtain an “adequate” determination of our various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against us, we could suffer serious harm to our business or our reputation, including our ability to bid on new contracts or receive contract renewals and our competitive position in the bidding process. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

We are also subject to a variety of U.S. and international regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products. The failure to comply with current or future regulations could result in the imposition of substantial fines on us, suspension of production, alteration of our manufacturing processes or cessation of operations. To date, these regulations have not had a material effect on our business, as we have neither incurred significant costs to maintain compliance nor to remedy past noncompliance, and we do not expect such regulations to have a material effect on our business in the current fiscal year.

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

Employees

As of March 30, 2012, we employed more than 2,400 individuals worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe we have been successful in recruiting qualified employees, but there is no assurance we will continue to be successful in the future.

Executive Officers

Set forth below is information concerning our executive officers and their ages as of March 30, 2012.

Name	Age	Position
Mark Dankberg	56	Chairman of the Board and Chief Executive Officer
Richard Baldridge	53	President and Chief Operating Officer
Shawn Duffy	42	Vice President, Corporate Controller and Chief Accounting Officer
Stephen Estes	57	Vice President — Government Systems and Human Resources
Kevin Harkenrider	56	Senior Vice President — Broadband Services
Steven Hart	58	Vice President and Chief Technical Officer
Keven Lippert	39	Vice President — General Counsel and Secretary
Mark Miller	52	Vice President and Chief Technical Officer
Thomas Moore	50	Senior Vice President of ViaSat
Ronald Wangerin	45	Vice President and Chief Financial Officer
John Zlogar	56	Vice President — Commercial Networks

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

Richard Baldridge joined ViaSat in April 1999 as Vice President and Chief Financial Officer. From September 2000 to August 2002, Mr. Baldridge served as Executive Vice President, Chief Operating Officer and Chief Financial Officer. He currently serves as President and Chief Operating Officer of ViaSat. In addition, Mr. Baldridge serves as a director of CommNexus San Diego, a non-profit technology industry association. Prior to joining ViaSat, Mr. Baldridge served as Vice President and General Manager of Raytheon Corporation’s Training Systems Division from January 1998 to April 1999. From June 1994 to December 1997, Mr. Baldridge served as Chief Operating Officer, Chief Financial Officer and Vice President — Finance and Administration for Hughes Information Systems and Hughes Training Inc., prior to their acquisition by Raytheon in 1997. Mr. Baldridge’s other experience includes various senior financial and general management roles with General Dynamics Corporation. Mr. Baldridge holds a B.S.B.A. degree in Information Systems from New Mexico State University.

Shawn Duffy joined ViaSat in 2005 as Corporate Controller. In 2009, she was appointed ViaSat’s Vice President and Corporate Controller. She assumed her current position as Vice President, Corporate Controller and Chief Accounting Officer in April 2012. Prior to joining ViaSat, Ms. Duffy was a senior manager at Ernst & Young, LLP, serving the technology and consumer product markets. Ms. Duffy is a certified public accountant in the State of California, and earned a B.S. degree in Business Administration (Accounting) from San Diego State University.

Stephen Estes first became part of the ViaSat team with the acquisition of several commercial divisions of Scientific-Atlanta in April 2000. Mr. Estes served as Vice President and General Manager of the Antenna Systems group from 2000 to 2003. From 2003 to 2005, he served as a co-founder of an entrepreneurial startup. In September 2005, Mr. Estes rejoined ViaSat as Vice President — Human Resources, and during fiscal year 2012 assumed his current position as Vice President — Government Systems and Human Resources. Mr. Estes began his career as an electrical design engineer, moving into various management positions in engineering, program management, sales and marketing, and general management for companies that included Scientific-Atlanta, Loral (now part of L-3 Communications), and AEL Cross Systems (now part of BAE Systems). Mr. Estes holds a B.S. degree in Mathematics from Brescia University, an Electrical Engineering degree from Georgia Tech and a M.B.A. degree from Georgia State University focused on finance and marketing.

Kevin Harkenrider joined ViaSat in October 2006 as Director — Operations and served as Vice President — Operations from January 2007 until December 2009. He assumed his position as Vice President of ViaSat in December 2009 following our acquisition of WildBlue Holding, Inc. (WildBlue) and during fiscal year 2012 assumed his current position as Senior Vice President — Broadband Services. Prior to joining ViaSat, Mr. Harkenrider served as Account Executive at Computer Sciences Corporation from 2002 through October 2006. From 1992 to 2001, Mr. Harkenrider held several positions at BAE Systems, Mission Solutions (formerly GDE Systems, Marconi Integrated Systems and General Dynamics Corporation, Electronics Division), including Vice President and Program Director, Vice President — Operations and Vice President — Material. Prior to 1992, Mr. Harkenrider served in several director and program manager positions at General Dynamics Corporation. Mr. Harkenrider holds a B.S. degree in Civil Engineering from Union College and a M.B.A. degree from the University of Pittsburgh.

Steven Hart is a founder of ViaSat and has served as Vice President and Chief Technical Officer since March 1993. Mr. Hart served as Vice President — Engineering from March 1997 to January 2007 and as Engineering Manager since 1986. Prior to joining ViaSat, Mr. Hart was a Staff Engineer and Manager at M/A-COM Linkabit from 1982 to 1986. Mr. Hart holds a B.S. degree in Mathematics from the University of Nevada, Las Vegas and a M.A. degree in Mathematics from the University of California, San Diego.

Keven Lippert has served as Vice President — General Counsel and Secretary of ViaSat since April 2007, and as Associate General Counsel and Assistant Secretary from May 2000 to April 2007. Prior to joining ViaSat, Mr. Lippert was a corporate associate at the law firm of Latham & Watkins LLP. Mr. Lippert holds a J.D. degree from the University of Michigan and a B.S. degree in Business Administration from the University of California, Berkeley.

Mark Miller is a founder of ViaSat and has served as Vice President and Chief Technical Officer of ViaSat since March 1993 and as Engineering Manager since 1986. Prior to joining ViaSat, Mr. Miller was a Staff Engineer at M/A-COM Linkabit from 1983 to 1986. Mr. Miller holds a B.S.E.E. degree from the University of California, San Diego and a M.S.E.E. degree from the University of California, Los Angeles.

Thomas Moore joined ViaSat in 2008 as Senior Vice President. Prior to joining ViaSat, Mr. Moore was a principal at TimesArrow, a venture investing firm from December 2005. From 1998 through 2005, Mr. Moore served as President and Chief Executive Officer of WildBlue Communications, and served as a director of WildBlue Communications until February 2008. From 1993 through 1998 Mr. Moore was in senior management at Cable Television Laboratories (CableLabs) a non-profit technology development consortium of the cable industry. Mr. Moore is on the advisory boards of the Telecommunications Program at the University of Colorado and Silicon Flatirons and serves as a founding member of the Colorado Governor’s Innovation Council. Mr. Moore holds a master’s degree in telecommunications engineering from the University of Colorado and he earned a M.B.A. from Harvard Business School. He also holds a B.S. in Engineering from the Colorado School of Mines.

Ronald Wangerin joined ViaSat in 2002 as Vice President and Chief Financial Officer. Prior to joining ViaSat, Mr. Wangerin served as Vice President, Chief Financial Officer, Treasurer, and Secretary at NexusData Inc., a privately-held wireless data collection company, from 2000 to 2002. From 1997 to 2000, Mr. Wangerin held several positions at Hughes Training Inc., a subsidiary of Raytheon, including Vice President and Chief Financial Officer. Mr. Wangerin worked for Deloitte & Touche LLP from 1989 to 1997. Mr. Wangerin holds a B.S. degree in Accounting and a Masters of Accounting degree from the University of Southern California.

John Zlogar joined ViaSat in April 2000 as part of ViaSat’s acquisition of several commercial divisions of Scientific-Atlanta. From 2003 to 2011, he served as Vice President and General Manager of ViaSat’s Antenna Systems group. Since August 2011, he has served as Vice President — Commercial Networks. During his career, Mr. Zlogar has held various management positions in engineering, program management, sales and marketing, and general management. Mr. Zlogar holds a B.S.E.E. degree from Pennsylvania State University and a M.S.E.E. degree from Stanford University.

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

Satellite Failures or Degradations in Satellite Performance Could Affect Our Business, Financial Condition and Results of Operations

In October 2011, our new high-capacity Ka-band spot-beam satellite, ViaSat-1, was successfully launched into orbit, and the satellite manufacturer handed over operation of the satellite to us in December 2011. In addition, we also own and operate the WildBlue-1 Ka-band satellite and hold an exclusive lifetime lease of Ka-band capacity on Telesat Canada’s Anik F2 satellite in the contiguous United States. We may construct, acquire or use one or more additional satellites in the future. We utilize capacity on our ViaSat-1 and WildBlue-1 satellites, on Telesat Canada’s Anik F2 satellite and on SES WorldSkies’ AMC-15 satellite to support our broadband services in the United States. We also lease capacity on multiple satellites related to the provision of our international mobile broadband services to commercial and government customers.

Satellites utilize highly complex technology and operate in the harsh environment of space and, accordingly, are subject to significant operational risks while in orbit. These risks include malfunctions (commonly referred to as anomalies), interference from electrostatic storms, and collisions with meteoroids, decommissioned spacecraft or other space debris. Anomalies can occur as a result of various factors, such as satellite manufacturing errors (including errors due to the use of new technology or designs), problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space.

Any single anomaly or series of anomalies, or other operational failures or degradations, on any of the satellites we own and operate or use could have a material adverse effect on our operations and revenues in our satellite services segment and our relationships with current customers and distributors, as well as our ability to attract new customers for our satellite broadband services. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expense due to the need to provide replacement or backup capacity and potentially reducing revenues if service is interrupted on the satellites we utilize. We may not be able to obtain backup transponder capacity or a replacement satellite on reasonable economic terms or at all. In addition, anomalies may also cause a reduction of the revenue generated by the applicable satellite or the recognition of an impairment loss, and in some circumstances could lead to claims from third parties for damages, for example, if a satellite experiencing an anomaly were to cause physical damage to another satellite, create interference to the transmissions on another satellite or cause another satellite operator to incur expenses to avoid such physical damage or interference. Finally, the occurrence of anomalies may adversely affect our ability to insure our satellites at commercially reasonable premiums, if at all. While some anomalies are covered by insurance policies, others are not or may not be covered.

Satellites Have a Finite Useful Life, and Their Actual Operational Life May Be Shorter than Their Design Life

Our ability to earn revenue from our satellite broadband services depends on the continued operation of ViaSat-1, WildBlue-1, Anik F2 and any other satellite we may acquire or use in the future. Each satellite has a limited useful life, referred to as its design life. There can be no assurance as to the actual operational life of a satellite, which may be shorter than its design life. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their design and construction, the durability of their component parts and back-up units, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, consumption of remaining on-board fuel following orbit insertion, degradation and durability of solar panels, and the occurrence of any anomaly or series of anomalies or other in-orbit risks affecting the satellite. In addition, continued improvements in satellite technology may make obsolete ViaSat-1 or any other satellite we may own or acquire prior to the end of its life.

Potential Satellite Losses May Not Be Fully Covered By Insurance, or at All

We currently hold in-orbit insurance for ViaSat-1, WildBlue-1 and Anik F2. We also intend to seek in-orbit insurance for any satellite we may acquire in the future. However, we may not be able to obtain insurance, or renew existing insurance, on reasonable economic terms or at all. If we are able to obtain or renew our insurance, it may contain customary exclusions and will not likely cover the full cost of constructing and launching or replacing the satellites, nor will it cover lost profits, business interruptions, fixed operating expenses or similar losses. In addition, the occurrence of any anomalies on other satellites, including other Ka-band satellites, or any failures of a satellite using similar components or failures of a similar launch vehicle to any launch vehicle we intend to use for any future satellite, may materially adversely affect our ability to insure the satellites at commercially reasonable premiums, if at all.

Any insurance proceeds will not fully cover our losses in the event of a satellite failure or significant degradation. For example, the policies covering the insured satellites do not cover the full cost of constructing, launching and insuring new satellites, nor will they cover, and we do not have protection against, lost profits, business interruptions, fixed operating expenses, loss of business or similar losses. Our insurance contains customary exclusions, material change and other conditions that could limit recovery under those policies. Further, any insurance proceeds may not be received on a timely basis in order to launch a spare satellite or construct and launch a replacement satellite or take other remedial measures. In addition, the policies are subject to limitations involving uninsured losses, large satellite performance deductibles and policy limits.

Satellites Under Construction Are Subject to Significant Risks Related to Construction and Launch that Could Limit Our Ability to Utilize these Satellites

We intend to construct and launch one or more additional satellites in the future. In particular, we have announced our intention to award a satellite construction contract in 2012 for a second high-capacity Ka-band spot-beam satellite. The design and construction of satellites require significant investments of capital and management time. Satellite construction and launch are also subject to significant risks, including construction delays, cost overruns, regulatory conditions or delays, unavailability of launch opportunities, launch failure, damage or destruction during launch and improper orbital placement. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36 months or longer, and to obtain other launch opportunities. The overall historical loss rate in the satellite industry for all launches of commercial satellites in fixed orbits in the last five years is estimated by some industry participants to be approximately 10% but could at any time be higher.

Our Satellite Broadband Services Business Strategy May Not Succeed in the Long Term

A major element of our satellite broadband services business strategy is to utilize ViaSat-1 and any additional satellites we may construct or acquire to greatly expand our provision of retail and wholesale satellite broadband internet services in the United States. We successfully launched our ViaSat-1 satellite in October 2011 and commenced our Exede broadband service offerings on the satellite in January 2012. We may be unsuccessful in implementing our business plan for our satellite broadband services business, or we may not be able to achieve the revenue that we expect from our satellite broadband services business. These risks may increase if we construct or acquire additional satellites. A failure to attract a sufficient number of distributors or customers for our Exede service, or a failure to grow our customer base as quickly as we anticipate, would result in lower revenues and earnings than anticipated and may have a material adverse effect on our operations and revenues in our satellite services segment.

Since the fourth quarter of fiscal year 2011, we have incurred significant operating costs in connection with the commencement of our new ViaSat-1 service offerings, including costs associated with our new data center and billing system and connectivity costs for the ViaSat-1 gateways, which have negatively impacted income from operations. With ViaSat-1 now in service, we expect operating income to decline substantially over the next few quarters as depreciation from our ViaSat-1 satellite and related gateway and networking equipment and increased sales and marketing costs will outpace incremental revenue from customers in our satellite services segment. We expect this trend to reverse once our customer base for our broadband satellite services substantially increases, but there can be no assurance that this will occur. In addition, we expect interest expense to increase as we no longer capitalize the interest expense relating to the debt incurred to build ViaSat-1 and the related gateway and networking equipment now that ViaSat-1 is in service. Further, we expect our capital expenditures to increase significantly in the next fiscal year as a result of increased subscriber acquisition costs as our customer base expands. If our business strategy for our satellite services segment does not succeed, we may be unable to recover our significant investments in the ViaSat-1 satellite and related gateways and other capitalized assets, which could have a material adverse impact on our business, financial condition or results of operations.

We May Be Unable to Obtain Or Maintain Required Authorizations or Contractual Arrangements

Governmental authorizations are required in connection with the products and services that we provide. In order to maintain these authorizations, compliance with specific conditions of those authorizations, certain laws and regulations, and the payment of annual regulatory fees may be required. Failure to comply with such requirements, or comply in a timely manner, could lead to the loss of such authorizations and could have a material adverse impact on our business, financial condition or results of operations. We currently hold authorizations to, among other things, operate various satellite earth stations (including but not limited to user terminals, “gateway” facilities, and network hubs) and operate satellite space stations and/or use those space stations to provide service to certain jurisdictions. While we anticipate that these authorizations will be renewed in the ordinary course to the extent that they otherwise would expire, or replaced by authorizations covering more advanced facilities, we can provide no assurance that this will be the case. The inability to timely obtain required authorizations for future operations could delay or preclude our provision of new products and services. Further, changes to the regulations under which we operate could adversely affect our ability to obtain or maintain authorizations. Either circumstance could have a material adverse impact on our business.

Our operations also rely upon authorizations held by other entities with which we have contractual arrangements. The failure of those entities to maintain their respective authorizations, or the termination or expiration of our contractual arrangements with those entities, could have a material adverse impact on our business. For example, our ViaSat-1 satellite operates under authority from the FCC as well as authority granted to ManSat Limited by the governments of the Isle of Man and the United Kingdom, and pursuant to contractual arrangements we have with ManSat Limited that extend past the expected useful life of ViaSat-1. In addition to our ViaSat-1 and WildBlue-1 satellites, we also use Ka-band capacity on the Anik F2 satellite to provide our broadband services under an agreement with Telesat Canada, and we may do so until the end of the useful life of that satellite. Telesat Canada operates that satellite under authority granted to it by the government of Canada. We also currently use the WildBlue-1 satellite, which we own, and which is co-located with Anik F2 under authority granted to Telesat Canada by the government of Canada, and pursuant to an agreement we have with Telesat Canada that expires upon the end of the useful life of Anik F2. While the end of the useful life of Anik F2 is not expected to occur before 2019, there can be no assurance that will be the case. The failure of ManSat Limited or Telesat Canada to maintain their respective authorizations, or the termination or expiration of our contractual arrangements with those entities (including as a result of the premature end of life of Anik F2), could require us to seek alternative satellite capacity for our customers, which may not be available, or which may require the costly and time-consuming process of repointing the antennas of our customers.

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

Laws and regulations affecting the wireless and satellite communications and secure networking industries are subject to change in response to industry developments, new technology, and political considerations. Legislators and regulatory authorities in various countries are considering, and may in the future adopt, new laws, policies and regulations, as well as changes to existing regulations, regarding a variety of matters that could, directly or indirectly, affect our operations or the operations of our distribution partners, increase the cost of providing our products and services and make our products less competitive in our core markets. For example, in November 2011, the FCC adopted an order establishing a new universal service funding mechanism to support the provision of voice and broadband services in certain high-cost areas of the United States, to be known as the CAF. Among other things, the new CAF mechanism would grant incumbent wireline carriers rights of first refusal allowing them to secure the vast majority of available support, to the exclusion of competitive service providers. Satellite broadband providers would be eligible for much more limited funding, which may place us at a competitive disadvantage in the provision of broadband services in rural areas. The CAF mechanism has not yet been fully implemented, and the FCC has sought further public comment with respect to certain details of implementation. Moreover, the FCC order establishing the CAF is the subject of pending petitions for reconsideration filed with the FCC, as well as pending judicial appeals. As such, it is uncertain how and when the CAF will be implemented, and how such implementation could impact satellite broadband providers. If the CAF, as implemented, were to give incumbents a competitive advantage in providing broadband services in supported areas, this could have a material adverse effect on our business, financial condition and results of operations.

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

Our Operating Results Are Difficult to Predict

Our operating results have varied significantly from quarter to quarter in the past and may continue to do so in the future. The factors that cause our quarter-to-quarter operating results to be unpredictable include:

•	varying subscriber addition and churn rates for our consumer broadband business;

•	the mix of wholesale and retail subscriber additions in our consumer broadband business;

•	a complex and lengthy procurement process for most of our customers and potential customers;

•	changes in the levels of research and development spending, including the effects of associated tax credits;

•	cost overruns on fixed-price development contracts;

•	the difficulty in estimating costs over the life of a contract, which may require adjustment in future periods;

•	the timing, quantity and mix of products and services sold;

•	price discounts given to some customers;

•	market acceptance and the timing of availability of our new products and services;

•	the timing of customer payments for significant contracts;

•	one-time charges to operating income arising from items such as acquisition expenses, impairment of assets and write-offs of assets related to customer non-payments or obsolescence;

•	the failure to receive an expected order or a deferral of an order to a later period; and

•	general economic and political conditions.

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

Our Reliance on U.S. Government Contracts Exposes Us to Significant Risks

Our government systems segment revenues were approximately 45% of our total revenues in fiscal year 2012, 48% of our total revenues in fiscal year 2011 and 56% of our total revenues in fiscal year 2010, and were derived primarily from U.S. government applications. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenue. U.S. government business exposes us to various risks, including:

•	changes in governmental procurement legislation and regulations and other policies, which may reflect military and political developments;

•	unexpected contract or project terminations or suspensions;

•	unpredictable order placements, reductions or cancellations;

•

reductions or delays in government funds available for our projects due to government policy changes, budget cuts or delays, changes in available funding, reductions in government defense expenditures and contract adjustments;

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

Our Business Could Be Adversely Affected by a Negative Audit by the U.S. Government

As a government contractor, we are routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of our performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. Both contractors and the U.S. government agencies conducting these audits and reviews have come under increased scrutiny. In particular, audits and reviews have become more rigorous and the standards to which we are held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. Increases in congressional scrutiny and investigations into business practices and major programs supported by contractors may lead to increased legal costs and may harm our reputation and profitability if we are among the targeted companies.

An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on us, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if we fail to obtain an “adequate” determination of our various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against us, we could suffer serious harm to our business or our reputation, including our ability to bid on new contracts or receive contract renewals and our competitive position in the bidding process. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

Our incurred cost audits by the DCAA have not been completed for fiscal year 2003 and subsequent fiscal years. Although we have recorded contract revenues subsequent to fiscal year 2002 based upon an estimate of costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed our estimates, our profitability would be adversely affected. In the fourth quarter of fiscal year 2011, based on various factors, including communications with the DCMA, changes in the regulatory environment for federal government contractors and the status of current government audits, we recorded an additional $5.0 million in contract-related reserves for our estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts, bringing our total reserve to $6.7 million as of March 30, 2012. These reserves are classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on status of the related contracts. There can be no assurance that audits or reviews of our incurred costs and cost accounting systems for other fiscal years will not be subject to further audit, review or scrutiny by the DCAA or other government agencies.

The Global Business Environment Could Negatively Affect Our Business, Results of Operations and Financial Condition

Our business and operating results have been and will continue to be affected by the global business environment and economic conditions, including changes in interest rates, consumer credit conditions, consumer debt levels, consumer confidence, rates of inflation, unemployment rates, energy costs, geopolitical issues and other macro-economic factors. Continued concerns about the systemic impact of potential long-term or widespread economic downturn or recession and other macroeconomic factors affecting spending behavior have contributed to diminished expectations for the U.S. and global economy.

The current economic environment may materially adversely affect our business and financial performance in a number of ways. For example, high unemployment levels or energy costs may impact our consumer customer base in our satellite services segment by reducing consumers’ discretionary income and affecting their ability to subscribe to our broadband services. Our commercial networks segment similarly depends on the economic health and willingness of our customers and potential customers to make and adhere to capital and financial commitments to purchase our products and services. During periods of slowing global economic growth or recession, our customers or key suppliers may experience deterioration of their businesses, cash flow shortages, difficulty obtaining financing or insolvency. Existing or potential customers may reduce or postpone spending in response to tighter credit, negative financial news or declines in income or asset values, which could have a material negative effect on the demand for our products and services. If global economic conditions continue to be volatile or deteriorate, we could experience reduced demand for, and pricing pressure on, our products and services, which could lead to a reduction in our revenues and adversely affect our business, financial condition and results of operations.

In addition, U.S. credit markets have in recent years experienced significant dislocations and liquidity disruptions. Uncertainty or volatility in credit or capital markets may negatively impact our ability to access additional debt or equity financing or to refinance existing indebtedness in the future on favorable terms or at all. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

A Significant Portion of Our Revenues Is Derived from a Few of Our Contracts

A small number of our contracts account for a significant percentage of our revenues. Our five largest contracts generated approximately 20% of our total revenues in fiscal year 2012, 21% of our total revenues in fiscal year 2011 and 25% of our total revenues in fiscal year 2010. Our largest revenue producing contracts are related to our tactical data links products, including our MIDS terminals, which generated approximately 10% of our total revenues in fiscal year 2012, 13% of our total revenues in fiscal year 2011 and 19% of our total revenues in fiscal year 2010. The failure of these customers or any of our key distributors to place additional orders or to maintain their contracts with us for any reason, including any downturn in their business or financial condition or our inability to renew our contracts with these customers or obtain new contracts when they expire, could materially harm our business and impair the value of our common stock.

A number of our commercial customers have in the past, and may in the future, experience financial difficulties. Many of our commercial customers face risks that are similar to those we encounter, including risks associated with market growth, product defects, acceptance by the market of products and services, and the ability to obtain sufficient capital. Further, many of our customers and strategic partners that provide satellite-based services (including Xplornet and Eutelsat) could be materially affected by a satellite failure as well as by partial satellite failure, satellite performance degradation, satellite manufacturing errors and other failures resulting from operating satellites in the harsh environment of space. We cannot assure you that our customers will be successful in managing these risks. If our customers do not successfully manage these types of risks, it could impair our ability to generate revenues and collect amounts due from these customers and materially harm our business.

Our Development Contracts May Be Difficult for Us to Comply with and May Expose Us to Third-Party Claims for Damages

We are often party to government and commercial contracts involving the development of new products. We derived approximately 26% of our total revenues for each of the fiscal years 2012 and 2011 and 14% of our total revenues in fiscal year 2010 from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones in our contracts. We cannot assure you that the other parties to any such contract will not terminate the contract or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

Our Success Depends on the Investment in and Development of New Satellite and Wireless Communications and Secure Networking Products and Our Ability to Gain Acceptance of these Products

The wireless and satellite communications and secure networking markets are subject to rapid technological change, frequent new and enhanced product and service introductions, product obsolescence and changes in user requirements. Our ability to compete successfully in these markets depends on our success in applying our expertise and technology to existing and emerging satellite and wireless communications and secure networking markets, as well as our ability to successfully develop, introduce and sell new products and services on a timely and cost-effective basis that respond to ever-changing customer requirements, which depends on several factors, including:

•	our ability to enhance our product and service offerings by increasing service quality and adding innovative features that differentiate our offerings from those of our competitors;

•	successful integration of various elements of our complex technologies and system architectures;

•	timely completion and introduction of new system and product designs;

•	achievement of acceptable product and service costs;

•	timely and efficient implementation of our manufacturing and assembly processes and cost reduction efforts;

•	establishment of close working relationships with major customers for the design of their new communications and secure networking systems incorporating our products and services;

•	development of competitive products, services and technologies by existing and new competitors;

•	marketing and pricing strategies of our competitors with respect to competitive products and services; and

•	market acceptance of our new products and services.

We cannot assure you that our new technology, product or service offerings will be successful or that any of the new technologies, products or services we offer will achieve sufficient market acceptance. We may experience difficulties that could delay or prevent us from successfully selecting, developing, manufacturing or marketing new technologies, products or services, and these efforts could divert our attention and resources from other projects. We cannot be sure that such efforts and expenditures will ultimately lead to the timely development of new offerings and technologies. Any delays could result in increased costs of development or divert resources from other projects. In addition, defects may be found in our products after we begin deliveries that could result in degradation of service quality, and the delay or loss of market acceptance. If we are unable to design, manufacture, integrate and market profitable new products and services for existing or emerging markets, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

In addition, we believe that significant investments in next generation broadband satellites and associated infrastructure will be required for satellite-based technologies to compete more effectively with terrestrial-based technologies in the consumer and enterprise markets. We are constantly evaluating the opportunities and investments related to the development of these next generation broadband systems. The development of these capital-intensive next generation systems may require us to undertake debt financing and/or the issuance of additional equity, which could expose us to increased risks and impair the value of our common stock. In addition, if we are unable to effectively or profitably design, manufacture, integrate and market such next generation technologies, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

Because Our Products Are Complex and Are Deployed in Complex Environments, Our Products May Have Defects that We Discover Only After Full Deployment, which Could Seriously Harm Our Business

We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software typically contains defects or programming flaws that can unexpectedly interfere with expected operations. In addition, our products are complex and are designed to be deployed across complex networks, which in some cases may include over a million users. Because of the nature of these products, there is no assurance that our pre-shipment testing programs will be adequate to detect all defects. As a result, our customers may discover errors or defects in our hardware or software, or our products may not operate as expected after they have been fully deployed. If we are unable to cure a product defect, we could experience damage to our reputation, reduced customer satisfaction, loss of existing customers and failure to attract new customers, failure to achieve market acceptance, cancellation of orders, loss of revenue, reduction in backlog and market share, increased service and warranty costs, diversion of development resources, legal actions by our customers, product returns or recalls, issuance of credit to customers and increased insurance costs. Further, due to the high volume nature of our consumer broadband business, defects of products in this business could significantly increase these risks. Defects, integration issues or other performance problems in our products could also result in financial or other damages to our customers. Our customers could seek damages for related losses from us, which could seriously harm our business, financial condition and results of operations. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly. The occurrence of any of these problems would seriously harm our business, financial condition and results of operations.

Our Reputation and Business Could Be Materially Harmed as a Result of Data Breaches, Data Theft, Unauthorized Access or Hacking

Our success depends, in part, on the secure and uninterrupted performance of our information technology systems. An increasing number of companies have recently disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on their computer networks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If unauthorized parties gain access to our information technology systems, they may be able to misappropriate assets or sensitive information (such as personally identifiable information of our customers, business partners and employees), cause interruption in our operations, corruption of data or computers, or otherwise damage our reputation and business. In such circumstances, we could be held liable to our customers or other parties, or be subject to regulatory or other actions for breaching privacy rules. Any compromise of our security could result in a loss of confidence in our security measures, and subject us to litigation, civil or criminal penalties, and adverse publicity that could adversely affect our financial condition and results of operations. Further, if we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our operations.

We May Experience Losses from Our Fixed-Price Contracts

Of our total government systems and commercial networks segments revenues, approximately 93% in fiscal year 2012, 95% in fiscal year 2011 and 91% in fiscal year 2010 were derived from contracts with fixed prices. These contracts carry the risk of potential cost overruns because we assume all of the cost burden. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. In the past, we have experienced significant cost overruns and losses on fixed-price contracts. For example, in June 2010, we performed extensive integration testing of numerous system components that had been separately developed as part of a government satellite communication program. As a result of this testing and subsequent internal reviews and analyses, we determined that significant additional rework was required in order to complete the program requirements and specifications and to prepare for a scheduled customer test in our fiscal second quarter. This additional rework and engineering effort resulted in a substantial increase in estimated labor and material costs to complete the program. Accordingly, during the first quarter of fiscal year 2011, we recorded an additional forward loss of $8.5 million related to this estimate of program costs. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. We believe a high percentage of our contracts will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

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

The Markets We Serve Are Highly Competitive and Our Competitors May Have Greater Resources than Us

The wireless and satellite communications and secure networking industries are highly competitive and competition is increasing. In addition, because the markets in which we operate are constantly evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies, products or services may be introduced into our markets. Currently, we face substantial competition in each of our business segments. In our satellite services and commercial networks segments, we compete with Astrium, AT&T, CenturyLink, Clearwire, Earthlink, Frontier, Gilat, EchoStar (Hughes Communications), iDirect Technologies, Inmarsat, Panasonic, SS/L, Thales and Verizon, each of which offers a broad range of satellite or terrestrial communications products and services, and with other internet service providers in areas where such competing services are available. Our principal competitors in the supply of antenna systems are ASC Signal, General Dynamics, L-3 Communications and Zodiac Data Systems. Within our government systems segment, we generally compete with manufacturers of defense electronics products, systems or subsystems, such as BAE Systems, General Dynamics, Harris, L-3 Communications, Rockwell Collins and similar companies. The overall number of our competitors may increase, and the identity and composition of competitors may change. As we continue to expand globally, we may see new competition in different geographic regions. Many of our competitors and potential competitors have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources and access to technologies not available to us. In addition, our satellite services segment may face increasing competition as a result of recent industry consolidation and vertical integration, which may enable our competitors to provide competing services to broader customer segments or to offer bundled service offerings that we are not able to duplicate, or which may reduce demand for our wholesale broadband internet services. In addition, some of our customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with us at any time. Our ability to compete may be adversely affected by limits on our capital resources and our ability to invest in maintaining and expanding our market share.

Any Failure to Successfully Integrate Strategic Acquisitions Could Adversely Affect Our Business

In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include:

•	the difficulty in integrating newly acquired businesses and operations in an efficient and effective manner;

•	the challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions;

•	the risk of diverting our resources and the attention of our senior management from the operations of our business;

•	additional demands on management related to the increase in the size and scope of our company following any given acquisition;

•	the risk that our markets do not evolve as anticipated and the technologies acquired do not prove to be those needed to be successful in those markets;

•	difficulties in combining corporate cultures;

•	difficulties in the assimilation and retention of key employees;

•	difficulties in maintaining relationships with present and potential customers, distributors and suppliers of the acquired business;

•	costs and expenses associated with any undisclosed or potential liabilities of the acquired business;

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

Our Level of Indebtedness May Adversely Affect Our Ability to Operate Our Business, Remain in Compliance with Debt Covenants, React to Changes in Our Business or the Industry in which We Operate, or Prevent Us from Making Payments on Our Indebtedness

As of March 30, 2012, our total indebtedness was $552.0 million, which included $275.0 million in principal amount outstanding of 8.875% Senior Notes due 2016 (the 2016 Notes), $275.0 million in principal amount outstanding of 6.875% Senior Notes due 2020 (the 2020 Notes, and collectively with the 2016 Notes, the Senior Notes) and $2.0 million of capital lease obligations. We had no outstanding borrowings under our revolving credit facility (the Credit Facility) as of March 30, 2012.

This high level of indebtedness could have important consequences for you. For example, it could:

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

We May Incur Additional Indebtedness, which Could Further Increase the Risks Associated with Our Leverage

We may incur significant additional indebtedness in the future, which may include financing relating to future satellites, potential acquisitions, working capital, capital expenditures or general corporate purposes. As of March 30, 2012, we had undrawn availability of $313.4 million under our Credit Facility. In addition, our Credit Facility and the indentures governing the Senior Notes permit us, subject to specified limitations, to incur additional indebtedness. In March 2010, we filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of debt securities, common stock, preferred stock, depositary shares, warrants and rights. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers and agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. If new indebtedness is added to our current level of indebtedness, the related risks that we now face could intensify.

We May Not Be Able to Generate Sufficient Cash to Service All of Our Indebtedness and Fund Our Working Capital and Capital Expenditures, and May Be Forced to Take Other Actions to Satisfy Our Obligations under Our Indebtedness, which May Not Be Successful

Our ability to make scheduled payments on or to refinance our indebtedness will depend upon our future operating performance and on our ability to generate cash flow in the future, which is subject to general economic, financial, business, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including borrowings under our Credit Facility, will be available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures or to dispose of material assets or operations, seek additional equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. Our Credit Facility and the indentures governing the Senior Notes restrict our ability to dispose of assets and use the proceeds from the disposition, and may also restrict our ability to raise debt or equity capital to repay or service our indebtedness. If we cannot make scheduled payments on our debt, we will be in default and, as a result, the lenders under our Credit Facility and the holders of the Senior Notes could declare all outstanding principal and interest to be due and payable, the lenders under our Credit Facility could terminate their commitments to loan money and foreclose against the assets securing the borrowings under our Credit Facility, and we could be forced into bankruptcy or liquidation, which could result in you losing your investment in our company.

We May Be Unable to Refinance Our Indebtedness

We may need to refinance all or a portion of our indebtedness before maturity, including indebtedness under the indentures governing the Senior Notes and any indebtedness under our Credit Facility. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.

Covenants in Our Debt Agreements Restrict Our Business and Could Limit Our Ability to Implement Our Business Plan

Our Credit Facility and the indentures governing the Senior Notes contain covenants that may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. In addition, if we fail to satisfy the covenants contained in our Credit Facility, our ability to borrow under our Credit Facility may be restricted. Our Credit Facility and the indentures governing the Senior Notes include covenants restricting, among other things, our ability to do the following:

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

In addition, our Credit Facility requires us to comply with certain financial covenants, including a maximum total leverage ratio and minimum interest coverage ratio. Our Credit Facility is secured by first-priority liens on substantially all the assets of the company, including the stock of our subsidiaries, and the assets of the subsidiary guarantors under the facility.

If we default under our Credit Facility or any of the indentures governing the Senior Notes because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. In the past we have violated our Credit Facility covenants and received waivers for these violations. We cannot assure you that we will be able to comply with our financial or other covenants under our Credit Facility or any of the indentures governing the Senior Notes or that any covenant violations will be waived in the future. Any violation that is not waived could result in an event of default, permitting our lenders to declare outstanding indebtedness and interest thereon due and payable, and permitting the lenders under our Credit Facility to suspend commitments to make any advance or to require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts under our Credit Facility or any of the indentures governing the Senior Notes, and any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition.

We Depend on a Limited Number of Key Employees who Would Be Difficult to Replace

We depend on a limited number of key technical, marketing and management personnel to manage and operate our business. In particular, we believe our success depends to a significant degree on our ability to attract and retain highly skilled personnel, including our Chairman and Chief Executive Officer, Mark Dankberg, and those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for these types of personnel is intense, and the loss of key employees could materially harm our business and impair the value of our common stock. To the extent that the demand for qualified personnel exceeds supply, we could experience higher labor, recruiting or training costs in order to attract and retain such employees, or could experience difficulties in performing under our contracts if our needs for such employees were unmet.

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions, Changes in Regulation and Currency Fluctuations

Approximately 21% of our total revenues in fiscal year 2012, 17% of our total revenues in fiscal year 2011 and 19% of our total revenues in fiscal year 2010 were derived from international sales. We anticipate international sales will account for an increasing percentage of our total revenues over the next several years. Many of these international sales may be denominated in foreign currencies. Because we do not currently engage in, nor do we anticipate engaging in, material foreign currency hedging transactions related to international sales, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.

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

Our Ability to Protect Our Proprietary Technology Is Limited

Our success depends significantly on our ability to protect our proprietary rights to the technologies we use in our products and services. We generally rely on a combination of copyrights, patents, trademarks and trade secret laws and contractual rights to protect our intellectual property rights. We also enter into confidentiality and assignment of intellectual property agreements with our employees, consultants and corporate partners, and control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. If we are unable to protect our proprietary rights adequately, our competitors could use the intellectual property we have developed to enhance their own products and services, which could materially harm our business and impair the value of our common stock. Monitoring and preventing unauthorized use of our technology is difficult. From time to time, we undertake actions to prevent unauthorized use of our technology, including sending cease and desist letters. In addition, we may be required to commence litigation to protect our intellectual property rights or to determine the validity and scope of the proprietary rights of others. For example, see “Legal Proceedings” in Item 3 for a discussion of certain patent infringement litigation relating to our satellites. If we are unsuccessful in any such litigation, our rights to enforce such intellectual property may be impaired or we could lose some or all of our rights to such intellectual property. We do not know whether the steps we have taken will prevent unauthorized use of our technology, including in foreign countries where the laws may not protect our proprietary rights as extensively as in the United States. If we are unable to protect our proprietary rights, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time and effort required to create the innovative products. Also, we have delivered certain technical data and information to the U.S. government under procurement contracts, and the U.S. government may have unlimited rights to use that technical data and information. There can be no assurance that the U.S. government will not authorize others to use that data and information to compete with us.

Our Involvement in Litigation Relating to Intellectual Property Claims May Have a Material Adverse Effect on Our Business

We may be party to intellectual property infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims. Regardless of the merit of these claims, intellectual property litigation can be time consuming and costly and may result in the diversion of the attention of technical and management personnel. An adverse result in any litigation could have a material adverse effect on our business, financial condition and results of operations. For example, in May 2009 we and certain other equipment manufacturers were sued by Applied Signal Technology (now a subsidiary of Raytheon) in the U.S. District Court for the Northern District of California for alleged infringement of certain patents. We have developed and maintain a portfolio of patents in the same field of technology as the plaintiff’s patents, and although we intend to vigorously defend against this suit, there can be no assurance that any resolution will not be adverse to us. Asserted claims or initiated litigation can include claims against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products, or components of those products. If our products are found to infringe or violate the intellectual property rights of third parties, we may be forced to (1) seek licenses or royalty arrangements from such third parties, (2) stop selling, incorporating or using products that included the challenged intellectual property, or (3) incur substantial costs to redesign those products that use the technology. We cannot assure you that we would be able to obtain any such licenses or royalty arrangements on reasonable terms or at all or to develop redesigned products or, if these redesigned products were developed, they would perform as required or be accepted in the applicable markets.

We Rely on the Availability of Third-Party Licenses

Many of our products are designed to include software or other intellectual property licensed from third parties. It may be necessary in the future to seek or renew licenses relating to various elements of the technology used to develop these products. We cannot assure you that our existing or future third-party licenses will be available to us on commercially reasonable terms, if at all. Our inability to maintain or obtain any third-party license required to sell or develop our products and product enhancements could require us to obtain substitute technology of lower quality or performance standards, or at greater cost.

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

We Expect Our Stock Price to Be Volatile, and You May Lose All or Some of Your Investment

The market price of our common stock has been volatile in the past. For example, since April 2, 2001, the market price of our common stock has ranged from $3.91 to $49.80. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

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

Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence over Matters Requiring Stockholder Approval

As of May 16, 2012, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 12% of our common stock. Accordingly, these stockholders may be able to substantially influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of ViaSat even if such a transaction would be beneficial to our other stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our worldwide headquarters are located at our Carlsbad, California campus, consisting of approximately 440,000 square feet under various leases. In addition to our Carlsbad campus, we have facilities under various leases consisting of approximately (1) 20,000 square feet in San Diego, California, (2) 89,000 square feet in Englewood, Colorado, (3) 146,000 square feet in Duluth, Georgia, (4) 55,000 square feet in Germantown, Maryland, (5) 44,000 square feet in Gilbert, Arizona, and (6) 34,000 square feet in Cleveland, Ohio. We also maintain offices or a sales presence in Arlington (Virginia), Boston (Massachusetts), Linthicum Heights (Maryland), Tampa (Florida), Australia, Canada, China, Italy, Switzerland and the United Kingdom, and operate twenty-four gateway ground station locations to support our satellite broadband services business across the United States and Canada. Although we believe that our existing facilities are suitable and adequate for our present purposes, we anticipate operating additional regional sales offices in fiscal year 2012 and beyond. Each of our segments uses each of these facilities.

ITEM 3. LEGAL PROCEEDINGS

On February 1, 2012, we filed a complaint against SS/L and its parent company Loral Space & Communications, Inc. (Loral) in the United States District Court for the Southern District of California for patent infringement and breach of contract relating to the manufacture of ViaSat-1. We allege, among other things, that SS/L and Loral infringed U.S. Patent Nos. 8,107,875, 8,010,043, 8,068,827 and 7,773,942 by making, using, offering to sell and/or selling other high-capacity broadband satellites, and have requested monetary damages, injunctive relief and other remedies.

On April 9, 2012, SS/L filed a complaint against ViaSat in the United States District Court for the Southern District of California for patent infringement and declaratory relief. SS/L’s declaratory relief claims relate to the ViaSat complaint described above. Specifically, SS/L seeks a judicial declaration that SS/L did not breach the parties’ contract for the manufacture of ViaSat-1, that SS/L does not infringe the ViaSat patents described above and that those patents are invalid and/or unenforceable. SS/L also alleges that ViaSat infringed U.S. Patent Nos. 6,879,808, 6,400,696 and 7,219,132 by providing broadband internet service by means of the Anik F2 satellite using ViaSat satellite gateways and satellite user terminals. SS/L has indicated that it intends to seek consolidation of its case with the case ViaSat previously filed against SS/L and Loral.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “VSAT.” The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock as reported by Nasdaq.

	High	Low
Fiscal 2011
First Quarter	$36.74	$30.60
Second Quarter	41.81	31.00
Third Quarter	44.88	38.40
Fourth Quarter	46.00	37.50
Fiscal 2012
First Quarter	$44.47	$37.12
Second Quarter	46.17	31.18
Third Quarter	49.16	31.57
Fourth Quarter	49.80	43.50

As of May 16, 2012, there were approximately 1,351 holders of record of our common stock. A substantially greater number of holders of ViaSat common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table provides our selected financial information for each of the fiscal years in the five-year period ended March 30, 2012. The data as of and for each of the fiscal years in the five-year period ended March 30, 2012 have been derived from our audited consolidated financial statements. You should consider the financial statement data provided below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes which are included elsewhere in this Annual Report.

	Fiscal Years Ended
	March 30, 2012	April 1, 2011	April 2, 2010	April 3, 2009	March 28, 2008
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product revenues	$542,064	$523,938	$584,074	$595,342	$543,468
Service revenues	321,563	278,268	104,006	32,837	31,182

Total revenues	863,627	802,206	688,080	628,179	574,650
Operating expenses:
Cost of product revenues	402,794	389,945	408,526	424,620	394,666
Cost of service revenues	233,187	160,623	66,830	22,204	18,854
Selling, general and administrative	181,728	164,265	132,895	98,624	76,365
Independent research and development	24,992	28,711	27,325	29,622	32,273
Amortization of acquired intangible assets	18,732	19,409	9,494	8,822	9,562

Income from operations	2,194	39,253	43,010	44,287	42,930
Interest (expense) income, net	(8,247)	(2,831)	(6,733)	954	5,155

(Loss) income before income taxes	(6,053)	36,422	36,277	45,241	48,085
(Benefit from) provision for income taxes	(13,651)	(2)	5,438	6,794	13,521

Net income	7,598	36,424	30,839	38,447	34,564
Less: Net income (loss) attributable to noncontrolling interest, net of tax	102	309	(297)	116	1,051

Net income attributable to ViaSat, Inc.	$7,496	$36,115	$31,136	$38,331	$33,513

Basic net income per share attributable to ViaSat, Inc. common stockholders	$0.18	$0.88	$0.94	$1.25	$1.11

Diluted net income per share attributable to ViaSat, Inc. common stockholders	$0.17	$0.84	$0.89	$1.20	$1.04

Shares used in computing basic net income per share	42,325	40,858	33,020	30,772	30,232

Shares used in computing diluted net income per share	44,226	43,059	34,839	31,884	32,224

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$172,583	$40,490	$89,631	$63,491	$125,219
Working capital	327,110	167,457	214,541	203,390	248,251
Total assets	1,727,153	1,405,748	1,293,552	622,942	551,094
Senior Notes, net	547,791	272,296	271,801	—	—
Other long-term debt	774	61,946	60,000	—	—
Other liabilities	50,353	23,842	24,395	24,718	17,290
Total ViaSat, Inc. stockholders’ equity	887,975	840,125	753,005	458,748	404,140

The consolidated financial statements include the operating results of WildBlue from the date of acquisition during December 2009. In fiscal years 2012, 2011 and 2010, we recorded approximately $209.5 million, $220.8 million and $63.4 million, respectively, in revenue and $14.1 million of net loss in fiscal year 2012 and $17.4 million and $0.4 million of net income in fiscal years 2011 and 2010, respectively, with respect to the WildBlue business in the consolidated statements of operations. Net income for fiscal years 2011 and 2010 included $0.9 million and $8.7 million, respectively, in transaction-related expenses related to the acquisition of Stonewood Group Limited (Stonewood) in fiscal year 2011 and WildBlue in fiscal year 2010. In addition, net income for fiscal years 2011 and 2010 included $0.5 million and $2.7 million, respectively, in certain post-acquisition charges recorded for restructuring costs for terminated employees related to the acquisition of WildBlue. There were no transaction-related expenses or post-acquisition charges in fiscal year 2012. These transaction-related expenses and certain post-acquisition charges were recorded in accordance with the authoritative guidance for business combinations (Accounting Standards Codification (ASC) 805) adopted on April 4, 2009.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

We are a leading provider of high-speed fixed and mobile broadband services, advanced satellite and wireless networks and secure networking systems, products and services. We have leveraged our success developing complex satellite communication systems and equipment for the U.S. government and select commercial customers to develop next-generation satellite broadband technologies and services for both fixed and mobile users. Our product, systems and broadband service offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that our portfolio of products and services, combined with our ability to effectively cross-deploy technologies between government and commercial segments and across different geographic markets, provides us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies. ViaSat operates in three segments: satellite services, commercial networks and government systems.

On December 15, 2009, we acquired WildBlue, a leading Ka-band satellite broadband internet service provider. In connection with the acquisition, we paid approximately $442.7 million in cash and issued approximately 4.29 million shares of ViaSat common stock to WildBlue equity and debt holders (see Note 9 to our consolidated financial statements).

On July 8, 2010, we completed the acquisition of all outstanding shares of the parent company of Stonewood, a privately held company registered in England and Wales (see Note 9 to our consolidated financial statements).

Sources of Revenues

Our satellite services segment revenues are primarily derived from our domestic satellite broadband services business and from our worldwide managed network services. Our domestic satellite broadband services business comprised approximately 15% and 16% of total revenues during fiscal years 2012 and 2011, respectively, and an insignificant amount during fiscal year 2010.

With respect to our commercial networks and government systems segments, to date, our ability to grow and maintain our revenues has depended on our ability to identify and target markets where the customer places a high priority on the technology solution, and our ability to obtain additional sizable contract awards. Due to the nature of this process, it is difficult to predict the probability and timing of obtaining awards in these markets.

Our products in these segments are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts, which require us to provide products and services under a contract at a specified price, comprised approximately 93% of our total revenues for fiscal year 2012, 95% of our total revenues for fiscal year 2011 and 91% of our total revenues for fiscal year 2010. The remainder of our revenue in these segments for such periods was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of our revenues has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately $228.2 million or 26% of our total revenues during fiscal year 2012, $210.6 million or 26% of our total revenues during fiscal year 2011, and $92.9 million or 14% of our total revenues during fiscal year 2010.

We also incur IR&D expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development projects. IR&D expenses were approximately 3% of total revenues in fiscal year 2012 and 4% of total revenues in each of fiscal year 2011 and fiscal year 2010. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We consider the policies discussed below to be critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We describe the specific risks for these critical accounting policies in the following paragraphs. For all of these policies, we caution that future events rarely develop exactly as forecast, and even the best estimates routinely require adjustment.

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

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During fiscal years 2012, 2011 and 2010, we recorded losses of approximately $1.4 million, $12.1 million and $9.3 million, respectively, related to loss contracts.

Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and future cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. We believe we have established appropriate systems and processes to enable us to reasonably estimate future cost on our programs through regular evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of March 30, 2012 would change our income before income taxes by approximately $0.5 million.

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

Property, equipment and satellites

Satellites and other property and equipment are recorded at cost or in the case of certain satellites and other property acquired, the fair value at the date of acquisition, net of accumulated depreciation. Capitalized satellite costs consist primarily of the costs of satellite construction and launch, including launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentives expected to be payable to the satellite manufacturers (dependent on the continued satisfactory performance of the satellites), costs directly associated with the monitoring and support of satellite construction, and interest costs incurred during the period of satellite construction. We also construct gateway facilities, network operations systems and other assets to support our satellites, and those construction costs, including interest, are capitalized as incurred. At the time satellites are placed in service, we estimate the useful life of our satellites for depreciation purposes based upon an analysis of each satellite’s performance against the original manufacturers orbital design life, estimated fuel levels and related consumption rates, as well as historical satellite operating trends.

In October 2011, our new high-capacity Ka-band spot-beam satellite, ViaSat-1, was successfully launched into orbit. The satellite manufacturer handed over operation of the satellite to us in December 2011, following the successful completion of the manufacturer’s in-orbit testing. In January 2012, we commenced commercial operation of our Exede broadband services.

As a result of the acquisition of WildBlue in December 2009, we acquired the WildBlue-1 satellite (which had been placed into service in March 2007) and an exclusive prepaid lifetime capital lease of Ka-band capacity on Telesat Canada’s Anik F2 satellite (which had been placed into service in April 2005) and related gateway and networking equipment on both satellites. The acquired assets also included the CPE units leased to subscribers under WildBlue’s retail leasing program.

Occasionally, we may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of March 30, 2012 and April 1, 2011, assets under capital lease totaled approximately $3.1 million. We record amortization of assets leased under capital lease arrangements within depreciation expense.

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We periodically review the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for fiscal years 2012, 2011 and 2010.

We account for our goodwill under the authoritative guidance for goodwill and other intangible assets (ASC 350). We early adopted the provisions of ASU 2011-08, Testing Goodwill for Impairment, during the fourth quarter of fiscal year 2012, which permits us to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two step goodwill impairment test. If, after completing our qualitative assessment we determine that it is more likely than not that the carrying value exceeds estimated fair value, we compare the fair value to our carrying value (including goodwill). If the estimated fair value is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value, resulting in goodwill impairment. We test goodwill for impairment during the fourth quarter every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

The qualitative analysis included assessing the impact of changes in certain factors including (1) changes in forecasted operating results and comparing actual results to projections, (2) changes in our weighted average cost of capital, (3) changes in the industry or our competitive environment since the acquisition date, (4) changes in the overall economy, our market share and market interest rates since the acquisition date, (5) trends in the stock price and related market capitalization and enterprise values, (6) trends in peer companies total enterprise value metrics, and (7) additional factors such as management turnover, changes in regulation and changes in litigation matters.

Based on the Company’s qualitative assessment performed during the fourth quarter of fiscal year 2012, the Company concluded that it was more likely than not that the estimated fair value of the Company’s reporting units exceeded its carrying value as of March 30, 2012 and, therefore, determined it was not necessary to perform the two step goodwill impairment test.

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our valuation allowance against deferred tax assets increased from $12.7 million at April 1, 2011 to $14.7 million at March 30, 2012. The valuation allowance primarily relates to state net operating loss carryforwards and research credit carryforwards available to reduce state income taxes.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

Fiscal Years Ended	March 30, 2012	April 1, 2011	April 2, 2010
Revenues:	100.0%	100.0%	100.0%
Product revenues	62.8	65.3	84.9
Service revenues	37.2	34.7	15.1
Operating expenses:
Cost of product revenues	46.6	48.6	59.3
Cost of service revenues	27.0	20.0	9.7
Selling, general and administrative	21.0	20.5	19.3
Independent research and development	2.9	3.6	4.0
Amortization of acquired intangible assets	2.2	2.4	1.4

Income from operations	0.3	4.9	6.3
(Loss) income before income taxes	(0.7)	4.5	5.3
(Benefit from) provision for income taxes	(1.6)	0.0	0.8
Net income	0.9	4.5	4.5
Net income attributable to ViaSat, Inc.	0.9	4.5	4.5

Fiscal Year 2012 Compared to Fiscal Year 2011

Revenues

	Fiscal Years Ended		Dollar	Percentage
	March 30,	April 1,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Product revenues	$542.1	$523.9	$18.1	3.5%
Service revenues	321.6	278.3	43.3	15.6%

Total revenues	$863.6	$802.2	$61.4	7.7%

Our total revenues increased approximately $61.4 million during fiscal year 2012 when compared to fiscal year 2011 due to an increase in service revenues of approximately $43.3 million, coupled with an increase in product revenues of $18.1 million. The increase in service revenues was driven by service revenue increases in our government systems segment of approximately $47.0 million and in our commercial networks segment of approximately $6.0 million, offset by a decrease in our satellite services segment of approximately $9.7 million. The increase in product revenues was derived from our commercial networks segment of approximately $62.5 million, offset by decreases in our government systems segment of approximately $41.8 million and approximately $2.6 million in our satellite services segment.

In the fourth quarter of fiscal year 2011, based on communications with the DCMA, changes in the regulatory environment for federal government contractors, the status of current government audits and other events, we recorded an additional $5.0 million in contract-related reserves for our estimate of potential refunds to customers for possible cost adjustments on several multi-year U.S. government cost reimbursable contracts, which resulted in a decrease to revenues and earnings in fiscal year 2011. For additional information, see “Risk Factors — Our Business Could Be Adversely Affected by a Negative Audit by the U.S. Government” in Part I, Item 1A of this report.

Cost of revenues

	Fiscal Years Ended		Dollar	Percentage
	March 30,	April 1,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Cost of product revenues	$402.8	$389.9	$12.8	3.3%
Cost of service revenues	233.2	160.6	72.6	45.2%

Total cost of revenues	$636.0	$550.6	$85.4	15.5%

Total cost of revenues increased $85.4 million during fiscal year 2012 when compared to fiscal year 2011 principally related to cost of service revenues increase of approximately $72.6 million. Cost of service revenues increased from $160.6 million to $233.2 million during fiscal year 2012 when compared to fiscal year 2011 primarily from a $26.3 million cost of service revenue increase associated with our new ViaSat-1 satellite, data center, billing system and costs in connection with our Exede broadband services, which commenced commercial operation in January 2012. In addition, cost of service revenue increased on a constant margin basis approximately $25.0 million due to increased service revenues. Cost of product revenues increased from $389.9 million to $402.8 million during fiscal year 2012 when compared to fiscal year 2011 primarily due to increased product revenues, which caused an increase of approximately $13.5 million in cost of product revenues on a constant margin basis.

Cost of product and service revenues may fluctuate in future periods depending on the mix of products sold and services provided, competition, new product and service introduction costs and other factors.

In the first quarter of fiscal year 2011, we recorded an additional forward loss of $8.5 million on a government satellite communication program due to the significant additional labor and material costs for rework and testing required to complete the program requirements and specifications.

Selling, general and administrative expenses

	Fiscal Years Ended		Dollar	Percentage
	March 30,	April 1,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Selling, general and administrative	$181.7	$164.3	$17.5	10.6%

The increase in selling, general and administrative (SG&A) expenses of $17.5 million during fiscal year 2012 compared to fiscal year 2011 was primarily attributable to higher support costs of $9.2 million, as well as higher selling costs of $7.4 million. Of the higher support costs, $4.6 million related to our commercial networks segment, $3.0 million related to our government systems segment and $1.6 million related to our satellite services segment. Higher selling costs were incurred across all segments, $2.9 million within our government systems segment, $2.6 million in our commercial networks segment and $1.9 million in our satellite services segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government, commercial and satellite service sales opportunities.

Independent research and development

	Fiscal Years Ended		Dollar	Percentage
	March 30,	April 1,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Independent research and development	$25.0	$28.7	$(3.7)	(13.0)%

The decrease in IR&D expenses of approximately $3.7 million represents a year-over-year decrease in our government systems segment of approximately $2.2 million primarily due to information assurance and tactical data link development projects, and a decrease in IR&D expenses of approximately $2.1 million in our commercial networks segment principally related to next-generation satellite communications systems.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from eight months to ten years. The decrease in amortization of acquired intangible assets of approximately $0.7 million in fiscal year 2012 compared to last fiscal year was a result of an approximately $1.2 million decrease in amortization as certain acquired technology intangibles in our government systems and commercial networks segment became fully amortized over the preceding twelve months, offset by an increase in amortization of approximately $0.6 million due to our acquisition of Stonewood in July 2010. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2013	$15,592
Expected for fiscal year 2014	13,848
Expected for fiscal year 2015	13,772
Expected for fiscal year 2016	10,193
Expected for fiscal year 2017	4,626
Thereafter	5,010

$63,041

Interest income

The decrease in interest income of $0.3 million year-over-year was primarily due to lower interest rates on our cash and cash equivalents during fiscal year 2012 when compared to fiscal year 2011.

Interest expense

The increase in interest expense year-over-year of approximately $5.2 million was primarily due to lower capitalized interest associated with our ViaSat-1 satellite, related gateway and networking equipment, and other related assets which were placed into service during the fourth quarter of fiscal year 2012. Additionally, the 2020 Notes issued in the fourth quarter of fiscal year 2012 caused an increase in interest expense year-over-year. For fiscal years 2012 and 2011, we capitalized interest expense of approximately $25.9 million and $28.3 million, respectively. Interest expense incurred during fiscal year 2012 was attributable to the 2020 Notes, the 2016 Notes and the Credit Facility. Interest expense incurred during fiscal year 2011 was attributable to the 2016 Notes and the Credit Facility.

Benefit from income taxes

The effective income tax benefit in fiscal year 2012 reflects the expected tax benefit from the loss before income taxes and the benefit from the federal and state research tax credits. The zero rate in fiscal year 2011 was primarily due to increased federal tax credits in fiscal year 2011, as the federal research credit in fiscal year 2011 included fifteen months of the credit as a result of the December 2010 reinstatement of the credit retroactively from January 1, 2010.

Segment Results for Fiscal Year 2012 Compared to Fiscal Year 2011

Satellite services segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
	March 30,	April 1,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Product revenues	$3.0	$5.6	$(2.6)	(46.0)%
Service revenues	219.7	229.4	(9.7)	(4.2)%

Total revenues	$222.7	$235.0	$(12.3)	(5.2)%

The decrease of approximately $12.3 million in our satellite services segment revenue in fiscal year 2012 compared to fiscal year 2011 was predominately from decreased service revenues of approximately $9.7 million. This decrease was comprised of an $8.8 million decrease in WildBlue broadband internet services and a $4.7 million decrease in managed broadband services, offset by an increase in mobile broadband services of $3.8 million. The decrease in WildBlue service revenues was mainly due to the lower number of wholesale subscribers as our sales channels provisioned fewer customers with existing service plans in anticipation of the commencement of commercial operations of our Exede broadband services, in January 2012.

Segment operating (loss) profit

	Fiscal Years Ended		Dollar	Percentage
	March 30,	April 1,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Segment operating (loss) profit	$(16.8)	$38.2	$(55.0)	(143.9)%
Percentage of segment revenues	(7.5)%	16.3%

Our satellite services segment generated an operating loss in fiscal year 2012 compared to an operating profit in fiscal year 2011. This change was primarily due to the impact of lower revenues coupled with higher operating expenses, including the additional $26.3 million of costs incurred throughout fiscal year 2012 associated with our new ViaSat-1 satellite, data center, billing system and costs in connection with our Exede broadband services, which commenced commercial operation in January 2012. Additionally, this segment was affected by an increase in selling, support and new business proposal costs of approximately $3.6 million.

Commercial networks segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
	March 30,	April 1,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Product revenues	$229.9	$167.4	$62.5	37.3%
Service revenues	21.7	15.7	6.0	38.5%

Total revenues	$251.7	$183.1	$68.5	37.4%

Commercial networks segment revenue increased approximately $68.5 million in fiscal year 2012 compared to fiscal year 2011, primarily due to an increase in product revenues of approximately $62.5 million.

The increase in our commercial networks segment product revenues was derived from a $27.0 million increase in fixed satellite networks (mainly driven by consumer broadband products), $16.0 million in mobile broadband satellite communication systems, $12.8 million in antenna systems products and $11.8 million in satellite payload technology development programs, offset by a decrease of $5.0 million in satellite networking development programs.

Our commercial networks segment experienced higher service revenues primarily due to increases of $4.4 million in satellite networking development program services and $1.7 million in antenna systems services.

Segment operating loss

	Fiscal Years Ended		Dollar	Percentage
	March 30,	April 1,	(Increase)	(Increase)
(In millions, except percentages)	2012	2011	Decrease	Decrease
Segment operating loss	$(13.0)	$(9.5)	$(3.5)	(36.8)%
Percentage of segment revenues	(5.2)%	(5.2)%

The increase in our commercial networks segment operating loss in fiscal year 2012 compared to fiscal year 2011 was primarily due to an increase in selling, support and new business proposal costs of $9.7 million, offset by higher earnings contributions of approximately $4.2 million from increased revenues and lower IR&D costs of approximately $2.0 million.

Government systems segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
	March 30,	April 1,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Product revenues	$309.1	$350.9	$(41.8)	(11.9)%
Service revenues	80.2	33.2	47.0	141.6%

Total revenues	$389.3	$384.1	$5.2	1.3%

Total revenues in our government systems segment increased by approximately $5.2 million in fiscal year 2012 compared to fiscal year 2011, primarily due to an increase in service revenues of approximately $47.0 million, offset by a decrease in product revenues of approximately $41.8 million. Service revenue increased by $35.5 million in government satellite communication systems services (mainly attributable to broadband networking services revenues for military customers), $6.5 million in information assurance services and $3.2 million in tactical data link services. The decrease in product revenues was primarily due to decreases of $28.0 million in information assurance products and $25.3 million in tactical data link products, offset by an increase of $10.9 million in government satellite communication systems.

In the fourth quarter of fiscal year 2011, based on communications with the DCMA, changes in the regulatory environment for federal government contractors, the status of current government audits and other events, we recorded an additional $5.0 million in contract-related reserves for our estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts, which resulted in a decrease to revenues and earnings in fiscal year 2011. For additional information, see “Risk Factors — Our Business Could Be Adversely Affected by a Negative Audit by the U.S. Government” in Part I, Item 1A of this report.

Segment operating profit

	Fiscal Years Ended		Dollar	Percentage
	March 30,	April 1,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Segment operating profit	$50.7	$29.9	$20.8	69.7%
Percentage of segment revenues	13.0%	7.8%

The increase in our government systems segment operating profit of $20.8 million during fiscal year 2012 compared to fiscal year 2011 was due to higher earnings contributions of approximately $22.8 million resulting from lower cost of revenues. Lower year-over-year cost of revenues was mainly related to the $8.5 million forward loss recorded on a government satellite communication program in the first quarter of fiscal year 2011 due to the significant additional labor and material costs for rework and testing required to complete the program requirements and specifications. In addition, improved margins in certain government satellite communication systems products contributed to lower costs of revenue, and IR&D costs decreased approximately $2.2 million. These segment operating profit improvements were offset by higher selling, support and new business proposal costs of approximately $4.2 million in fiscal year 2012 compared to fiscal year 2011.

Fiscal Year 2011 Compared to Fiscal Year 2010

Total revenues

	Fiscal Years Ended		Dollar	Percentage
	April 1,	April 2,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Product revenues	$523.9	$584.1	$(60.1)	(10.3)%
Service revenues	278.3	104.0	174.3	167.6%

Total revenues	$802.2	$688.1	$114.1	16.6%

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

In the fourth quarter of fiscal year 2011, based on communications with the DCMA, changes in the regulatory environment for federal government contractors, the status of current government audits and other events, we recorded an additional $5.0 million in contract-related reserves for our estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts, which resulted in a decrease to revenues and earnings in fiscal year 2011. For additional information, see “Risk Factors — Our Business Could Be Adversely Affected by a Negative Audit by the U.S. Government” in Part I, Item 1A of this report.

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

Cost of revenues

	Fiscal Years Ended		Dollar	Percentage
	April 1,	April 2,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Cost of product revenues	$389.9	$408.5	$(18.6)	(4.5)%
Cost of service revenues	160.6	66.8	93.8	140.3%

Total cost of revenues	$550.6	$475.4	$75.2	15.8%

Cost of product revenues decreased from $408.5 million to $389.9 million during fiscal year 2011 when compared to fiscal year 2010. On a constant margin basis, the decreased revenues caused a $38.6 million reduction in cost of product revenues. This decrease was offset by an increase in cost of product revenues of $8.5 million due to an additional program forward loss in our government systems segment for a government satellite communication program recorded in the first quarter of fiscal year 2011, as discussed below, and an additional increase in cost of product revenues of $11.5 million mainly as a result of product cost increases from lower margin development programs in our consumer broadband, information assurance and next-generation tactical datalink product areas.

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

Selling, general and administrative expenses

	Fiscal Years Ended		Dollar	Percentage
	April 1,	April 2,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Selling, general and administrative	$164.3	$132.9	$31.4	23.6%

The increase in SG&A expenses of $31.4 million during fiscal year 2011 compared to fiscal prior year 2010 was primarily due to our acquisition of WildBlue, which contributed an additional $30.0 million in SG&A expenses, including $8.7 million in transaction-related expenses incurred in connection with the acquisition. Our other SG&A expenses increased $10.7 million primarily due to additional support costs resulting from growth in our business. SG&A expenses consist primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Fiscal Years Ended		Dollar	Percentage
	April 1,	April 2,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Independent research and development	$28.7	$27.3	$1.4	5.1%

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

Interest expense

The decrease in interest expense of $4.2 million year-over-year was primarily due to higher capitalized interest associated with our ViaSat-1 satellite, related gateway and networking equipment, and other assets under construction. For fiscal years 2011 and 2010, we capitalized interest expense of approximately $28.3 million and $8.8 million, respectively. Interest expense incurred during fiscal years 2011 and 2010 relates to the 2016 Notes, which were issued during the third quarter of fiscal year 2010, and the Credit Facility.

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

Segment Results for Fiscal Year 2011 Compared to Fiscal Year 2010

Satellite services segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
	April 1,	April 2,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Product revenues	$5.6	$1.0	$4.5	448.5%
Service revenues	229.4	74.8	154.6	206.7%

Total revenues	$235.0	$75.8	$159.1	209.9%

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

Segment operating profit (loss)

	Fiscal Years Ended		Dollar	Percentage
	April 1,	April 2,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Segment operating profit (loss)	$38.2	$(9.3)	$47.5	510.8%
Percentage of segment revenues	16.3%	(12.3)%

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

Commercial networks segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
	April 1,	April 2,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Product revenues	$167.4	$213.1	$(45.7)	(21.4)%
Service revenues	15.7	14.0	1.7	12.3%

Total revenues	$183.1	$227.1	$(44.0)	(19.4)%

The decrease of approximately $44.0 million in our commercial networks segment revenue in fiscal year 2011 compared to fiscal year 2010 was attributable to a decrease of $30.5 million in consumer broadband products and services and $27.2 million in enterprise VSAT networks products and services. These decreases were offset by increases in revenues of $17.5 million in antenna systems products and services, and $6.1 million in next generation broadband equipment development programs.

Segment operating (loss) profit

	Fiscal Years Ended		Dollar	Percentage
	April 1,	April 2,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Segment operating (loss) profit	$(9.5)	$6.1	$(15.6)	(255.7)%
Percentage of segment revenues	(5.2)%	2.7%

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

Government systems segment

Revenues

	Fiscal Years Ended		Dollar	Percentage
	April 1,	April 2,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Product revenues	$350.9	$369.9	$(19.0)	(5.1)%
Service revenues	33.2	15.2	17.9	117.8%

Total revenues	$384.1	$385.2	$(1.0)	(0.3)%

Our government systems segment experienced a slight revenue decrease in fiscal year 2011 compared to fiscal year 2010 primarily attributable to tactical data link revenue reductions of $20.2 million and information assurance products of $6.1 million, offset by continued growth in our government satellite communication systems revenues of $23.2 million.

In the fourth quarter of fiscal year 2011, based on communications with the DCMA, changes in the regulatory environment for federal government contractors, the status of current government audits and other events, we recorded an additional $5.0 million in contract-related reserves for our estimate of potential refunds to customers for possible cost adjustments on several multi-year

U.S. government cost reimbursable contracts, which resulted in a decrease to revenues and earnings in fiscal year 2011. For additional information, see “Risk Factors — Our Business Could Be Adversely Affected by a Negative Audit by the U.S. Government” in Part I, Item 1A of this report.

Segment operating profit

	Fiscal Years Ended		Dollar	Percentage
	April 1,	April 2,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Segment operating profit	$29.9	$55.7	$(25.8)	(46.4)%
Percentage of segment revenues	7.8%	14.5%

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

Backlog

As reflected in the table below, both firm and funded backlog increased during fiscal year 2012 due to an increase in the government systems segment despite continuing U.S. government defense budget delays, and due to an increase in the commercial networks segment.

	As of March 30, 2012	As of April 1, 2011
	(In millions)
Firm backlog
Satellite Services segment	$10.9	$28.2
Commercial Networks segment	323.0	216.7
Government Systems segment	284.6	283.8

Total	$618.5	$528.7

Funded backlog
Satellite Services segment	$10.9	$28.2
Commercial Networks segment	323.0	216.7
Government Systems segment	266.6	235.6

Total	$600.5	$480.5

The firm backlog does not include contract options. Of the $618.5 million in firm backlog, approximately $431.1 million is expected to be delivered in fiscal year 2013, and the balance is expected to be delivered in fiscal year 2014 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.

Our total new awards were $1,008.6 million, $853.5 million and $773.0 million for fiscal years 2012, 2011 and 2010, respectively. New contract awards in fiscal year 2012 were a record for us.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing and equity financing. At March 30, 2012, we had $172.6 million in cash and cash equivalents, $327.1 million in working capital and no outstanding borrowings under our Credit Facility. At April 1, 2011, we had $40.5 million in cash and cash equivalents, $167.5 million in working capital and $60.0 million in principal amount of outstanding borrowings under our Credit Facility. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

The general cash needs of our satellite services, commercial networks and government systems segments can vary significantly. The cash needs of our satellite services segment tend to be driven primarily by the timing of payment of capital expenditures (e.g., under satellite construction and launch contracts) and of network expansion activities, as well as the quality of customer, type of contract and payment terms. In our commercial networks segment, cash needs tend to be driven primarily by the type and mix of contracts in backlog, the nature and quality of customers, and the payment terms of customers (including whether advance payments are made or customer financing is required). In our government systems segment, the primary factors determining cash needs tend to be the type and mix of contracts in backlog (i.e., product or service, development or production) and timing of payments (including restrictions on the timing of cash payments under U.S. government procurement regulations). Other factors affecting the cash needs of our commercial networks and government systems segments include contract duration and program performance. For example, if a program is performing well and meeting its contractual requirements, then its cash flow requirements are usually lower.

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

Cash flows

Cash provided by operating activities in fiscal year 2012 was $141.4 million compared to cash provided by operating activities in fiscal year 2011 of $169.6 million. This $28.2 million decrease was primarily driven by a $16.6 million year-over-year increase in cash used to fund net operating asset needs. The increase in net operating assets was focused in our inventory growth, increasing $29.1 million during fiscal year 2012 in preparation for the commencement of our Exede broadband services in the fourth quarter of fiscal year 2012 and associated new subscriber orders, as well as due to a $19.8 million increase in combined billed and unbilled accounts receivables, net, compared to the prior fiscal year period attributable to the contractual timing of certain milestones in our commercial networks segment. These cash uses were offset by an increase of approximately $26.2 million in our collections in excess of revenues and deferred revenues during fiscal year 2012 included in accrued liabilities due to the timing of milestone billings for certain larger development projects in our government systems segment.

Cash used in investing activities in fiscal year 2012 was $229.0 million compared to cash used in investing activities in fiscal year 2011 of $237.7 million. The decrease in cash used in investing activities was primarily related to $16.4 million and $13.5 million less cash used during fiscal year 2012 compared to the same period last year for the construction of our ViaSat-1 satellite and the acquisition of Stonewood, respectively, offset by an approximately $12.6 million increase in cash used for capital expenditures for new CPE units and other general purpose equipment, an approximately $6.2 million increase in cash used for next-generation consumer broadband capital software development and an approximately $1.9 million increase in cash used for other long-term assets.

Cash provided by financing activities for fiscal year 2012 was $219.8 million compared to $18.6 million for fiscal year 2011. This $201.2 million increase was derived from the issuance of $275.0 million in aggregate principal amount of 2020 Notes in February 2012, offset by $60.0 million in repayments of borrowings under our Credit Facility and higher payments of debt issuance costs of $2.9 million. In addition, cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, which raised $7.1 million less cash year-over-year, and cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

Satellite-related activities

In October 2011, our high-capacity Ka-band spot-beam satellite, ViaSat-1, was successfully launched into orbit. SS/L handed over operation of the satellite to us in December 2011, following the successful completion of the manufacturer’s in-orbit testing, and we commenced commercial operation of our ViaSat-1-based Exede broadband services in January 2012. Since the fourth quarter of fiscal year 2011, we have incurred significant operating costs in connection with the commencement of our new ViaSat-1 service offerings, including costs associated with our new data center and billing system and connectivity costs for the ViaSat-1 gateways, which have negatively impacted income from operations. With ViaSat-1 now in service, we expect operating income to decline substantially over the next few quarters as depreciation from our ViaSat-1 satellite and related gateway and networking equipment and increased sales and marketing costs will outpace incremental revenue from customers in our satellite services segment. We expect this trend to reverse once our customer base for our broadband satellite services substantially increases, but there can be no assurance that this will occur. In addition, we expect interest expense to increase as we no longer capitalize the interest expense relating to the debt incurred to build ViaSat-1 and the related gateway and networking equipment now that ViaSat-1 is in service. Further, we expect our capital expenditures to increase significantly in the next fiscal year as a result of increased subscriber acquisition costs as our customer base expands.

We are involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of business, including actions with respect to intellectual property claims and other matters. See “Legal Proceedings” in Item 3 for a discussion of certain patent infringement litigation involving SS/L and Loral, a related party. Regardless of the outcome, litigation can have an adverse impact on us because we expect to incur costs, which may vary based on interim rulings, discovery and other related activities. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period.

Credit Facility

As of March 30, 2012, the Credit Facility provided a revolving line of credit of $325.0 million (including up to $35.0 million of letters of credit), with a maturity date of January 25, 2016. Borrowings under the Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00% or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate plus, in the case of each of (1) and (2), an applicable margin that is based on our leverage ratio. We have capitalized certain amounts of interest expense on our Credit Facility in connection with the construction of ViaSat-1, related gateway and networking equipment, and other assets during the construction period. The Credit Facility is guaranteed by certain of our domestic subsidiaries and secured by substantially all of our respective assets. The Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. At March 30, 2012, we had no outstanding borrowings under the Credit Facility and $11.6 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of March 30, 2012 of $313.4 million. Subsequent to the fiscal year end, on May 9, 2012, we amended and restated the Credit Facility to, among other things, increase our letter of credit sub-limit from $35.0 million to $50.0 million and amend certain of the covenants under the Credit Facility to provide us with greater flexibility in the operation of our business. Commitments under the amended and restated revolving line of credit terminate on May 9, 2017.

Senior Notes due 2016

On October 22, 2009, we issued $275.0 million in principal amount of 2016 Notes in a private placement to institutional buyers. The 2016 Notes were exchanged in May 2010 for substantially identical 2016 Notes that had been registered with the SEC. The 2016 Notes bear interest at the rate of 8.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in March 2010. The 2016 Notes were issued with an original issue discount of 1.24%, or $3.4 million. The 2016 Notes are recorded as long-term debt, net of original issue discount, in our consolidated financial statements. The original issue discount and deferred financing cost associated with the issuance of the 2016 Notes are amortized to interest expense on a straight-line basis over the term of the 2016 Notes.

The 2016 Notes are guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Credit Facility (the Guarantor Subsidiaries). The 2016 Notes and the guarantees are our and the Guarantor Subsidiaries’ general senior unsecured obligations and rank equally in right of payment with all of their existing and future unsecured unsubordinated debt. The 2016 Notes and the guarantees are effectively junior in right of payment to their existing and future secured debt, including under the Credit Facility (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that are not guarantors of the 2016 Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

The indenture governing the 2016 Notes limits, among other things, our and our restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; reduce our satellite insurance; and consolidate or merge with, or sell substantially all of their assets to, another person.

Prior to September 15, 2012, we may redeem up to 35% of the 2016 Notes at a redemption price of 108.875% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. We may also redeem the 2016 Notes prior to September 15, 2012, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of: (1) 1.0% of the principal amount of such 2016 Notes and (2) the excess, if any, of (a) the present value at such date of redemption of (i) the redemption price of such 2016 Notes on September 15, 2012 plus (ii) all required interest payments due on such 2016 Notes through September 15, 2012 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the treasury rate (as defined under the indenture) plus 50 basis points, over (b) the then-outstanding principal amount of such 2016 Notes. The 2016 Notes may be redeemed, in whole or in part, at any time during the twelve months beginning on September 15, 2012 at a redemption price of 106.656%, during the twelve months beginning on September 15, 2013 at a redemption price of 104.438%, during the twelve months beginning on September 15, 2014 at a redemption price of 102.219%, and at any time on or after September 15, 2015 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.

In the event a change of control occurs (as defined under the indenture), each holder will have the right to require us to repurchase all or any part (equal to $2,000 or larger integral multiples of $1,000) of such holder’s 2016 Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the 2016 Notes repurchased plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Senior Notes due 2020

On February 27, 2012, we issued $275.0 million in principal amount of 2020 Notes in a private placement to institutional buyers. The 2020 Notes bear interest at the rate of 6.875% per year, payable semi-annually in cash in arrears, which interest payments commence in June 2012. The 2020 Notes are recorded as long-term debt in our consolidated financial statements.

The 2020 Notes are guaranteed on an unsecured senior basis by each of the Guarantor Subsidiaries. The 2020 Notes and the guarantees are our and the Guarantor Subsidiaries’ general senior unsecured obligations and rank equally in right of payment with all of their existing and future unsecured unsubordinated debt. The 2020 Notes and the guarantees are effectively junior in right of payment to their existing and future secured debt, including under the Credit Facility (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that are not guarantors of the 2020 Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

The indenture governing the 2020 Notes limits, among other things, our and our restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; reduce our satellite insurance; and consolidate or merge with, or sell substantially all of their assets to, another person.

Prior to June 15, 2015, we may redeem up to 35% of the 2020 Notes at a redemption price of 106.875% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. We may also redeem the 2020 Notes prior to June 15, 2016, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of: (1) 1.0% of the principal amount of such 2020 Notes and (2) the excess, if any, of (a) the present value at such date of redemption of (i) the redemption price of such 2020 Notes on June 15, 2016 plus (ii) all required interest payments due on such 2020 Notes through June 15, 2016 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the treasury rate (as defined under the indenture) plus 50 basis points, over (b) the then-outstanding principal amount of such 2020 Notes. The 2020 Notes may be redeemed, in whole or in part, at any time during the twelve months beginning on June 15, 2016 at a redemption price of 103.438%, during the twelve months beginning on June 15, 2017 at a redemption price of 101.719%, and at any time on or after June 15, 2018 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.

In the event a change of control occurs (as defined under the indenture), each holder will have the right to require us to repurchase all or any part (equal to $2,000 or larger integral multiples of $1,000) of such holder’s 2020 Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the 2020 Notes repurchased plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

In connection with the private placement of the 2020 Notes, we and the Guarantor Subsidiaries entered into a registration rights agreement with the initial purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the 2020 Notes. We must use commercially reasonable efforts to consummate an exchange offer within one year after the issuance of the 2020 Notes or, under certain circumstances, to prepare and file a shelf registration statement to cover the resale of the 2020 Notes. If we and the Guarantor Subsidiaries do not comply with certain of our obligations under the registration rights agreement, the registration rights agreement provides that additional interest will accrue on the principal amount of the 2020 Notes at a rate of 0.25% per annum during the 90-day period immediately following such default and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.00% per annum.

Contractual Obligations

The following table sets forth a summary of our obligations at March 30, 2012:

		For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2013	2014-2015	2016-2017	Thereafter
Operating leases and satellite capacity agreements	$182,428	$53,517	$52,997	$33,329	$42,585
Capital lease	2,094	1,308	786	—	—
The Senior Notes (1)	814,000	43,313	86,625	348,405	335,657
Line of credit	—	—	—	—	—
Standby letters of credit	11,612	11,221	142	249	—
Satellite performance incentives	38,986	1,614	3,569	4,083	29,720
Purchase commitments including satellite-related agreements	371,211	133,090	131,194	62,951	43,976

Total	$1,420,331	$244,063	$275,313	$449,017	$451,938

(1)	Includes the 2016 Notes and 2020 Notes.

We purchase components from a variety of suppliers and use several subcontractors and contract manufacturers to provide design and manufacturing services for our products. During the normal course of business, we enter into agreements with subcontractors, contract manufacturers and suppliers that either allow them to procure inventory based upon criteria defined by us or that establish the parameters defining our requirements. Pursuant to our satellite-related activities, we may be required to pay up to $39.0 million including interest to SS/L, the manufacturer of our ViaSat-1 satellite, for satellite performance incentives over a fifteen-year period based on the performance of the satellite. As of March 30, 2012, we recorded a $22.5 million liability representing the net present value of these expected estimated future satellite performance incentives payments and accrued interest. We have also entered into an agreement with a supplier for an additional satellite launch which can be used for a future satellite. In certain instances, these agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments.

Our consolidated balance sheets included $50.4 million and $23.8 million of “other liabilities” as of March 30, 2012 and April 1, 2011, respectively, which primarily consisted of our long-term warranty obligations, long-term portion of deferred rent, long-term portion of deferred revenue, long-term deferred income taxes and long-term unrecognized tax position liabilities. These remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 8 to our consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 13 to our consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at March 30, 2012 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this report.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (ASC 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (IFRS). The new authoritative guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. While many of the amendments to GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This guidance became effective for us beginning in the fourth quarter of fiscal year 2012. We adopted this authoritative guidance in the fourth quarter of fiscal year 2012 without a material impact on our consolidated financial statements and disclosures.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (ASC 350): Testing Goodwill for Impairment. The new authoritative guidance simplifies how an entity tests goodwill for impairment. The new authoritative guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The two-step quantitative impairment test is required only if, based on its qualitative assessment, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This authoritative guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this authoritative guidance in the fourth quarter of fiscal year 2012 without a material impact on our consolidated financial statements and disclosures.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, and short-term and long-term obligations, including the Credit Facility and the Senior Notes. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. As of March 30, 2012, we had no outstanding borrowings under our Credit Facility and $550.0 million in aggregate principal amount outstanding of the Senior Notes, and we held no short-term investments. Because the Senior Notes bear interest at a fixed rate, our exposure to market risk for changes in interest rates relates primarily to borrowings under our Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant portion of our cash balance in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Given recent declines in interest rates, our interest income has been and may continue to be negatively impacted. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by approximately $0.1 million for each of the fiscal years ended March 30, 2012 and April 1, 2011. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin that is based on our leverage ratio. Under the amended and restated Credit Facility, the weighted average effective interest rate as of May 9, 2012 that would have been applied to any new borrowings under the Credit Facility was approximately 2.74%. As of March 30, 2012, we had no outstanding borrowings under our Credit Facility. Accordingly, assuming the outstanding balance remained constant over a year, changes in interests rates applicable to our Credit Facility would have no effect on our interest incurred and cash flow.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

As of March 30, 2012, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign currency forward contracts with a notional amount of $9.6 million had a fair value of approximately $0.4 million and were recorded in accrued liabilities as of March 30, 2012. If the foreign currency forward rate for the Euro to the U.S. dollar on these foreign currency forward contracts had changed by 10%, the fair value of these foreign currency forward contracts as of March 30, 2012 would have changed by approximately $0.9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements at March 30, 2012 and April 1, 2011 and for each of the three years in the period ended March 30, 2012, and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on pages F-1 through F-46.

Summarized Quarterly Data (Unaudited)

The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. Summarized quarterly data for fiscal years 2012 and 2011 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2012
Total revenues	$195,101	$223,024	$204,964	$240,538
Income (loss) from operations	1,301	4,956	1,792	(5,855)
Net income (loss)	1,594	8,169	5,118	(7,283)
Net income (loss) attributable to ViaSat, Inc.	1,759	7,975	5,140	(7,378)
Basic net income (loss) per share	0.04	0.19	0.12	(0.17)
Diluted net income (loss) per share	0.04	0.18	0.12	(0.17)
2011
Total revenues	$192,004	$197,889	$195,941	$216,372
Income from operations	7,383	13,073	7,012	11,785
Net income	3,400	7,801	12,927	12,296
Net income attributable to ViaSat, Inc.	3,261	7,786	12,924	12,144
Basic net income per share	0.08	0.19	0.31	0.29
Diluted net income per share	0.08	0.18	0.30	0.28

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 30, 2012, the end of the period covered by this Annual Report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 30, 2012.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended March 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the company’s management, including our principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management concluded that its internal control over financial reporting was effective as of March 30, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of March 30, 2012, as stated in their report which appears on page F-1.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in our definitive Proxy Statement to be filed with the SEC in connection with our 2012 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Corporate Governance Principles and Board Matters,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.

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

Exhibits

The Exhibit Index on page 59 is incorporated herein by reference as the list of exhibits required as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

By:	/s/ MARK DANKBERG
Chairman and Chief Executive Officer

Date: May 25, 2012

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Mark Dankberg and Ronald Wangerin, jointly and severally, his attorneys-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK DANKBERG Mark Dankberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 25, 2012

/s/ RONALD WANGERIN Ronald Wangerin	Vice President, Chief Financial Officer (Principal Financial Officer)	May 25, 2012

/s/ SHAWN DUFFY Shawn Duffy	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	May 25, 2012

/s/ ROBERT JOHNSON Robert Johnson	Director	May 25, 2012

/s/ ALLEN LAY Allen Lay	Director	May 25, 2012

/s/ JEFFREY NASH Jeffrey Nash	Director	May 25, 2012

/s/ JOHN STENBIT John Stenbit	Director	May 25, 2012

/s/ HARVEY WHITE Harvey White	Director	May 25, 2012

EXHIBIT INDEX

						Filed or
Exhibit		Incorporated by Reference				Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated as of September 30, 2009, by and among ViaSat, Inc., WildBlue Holding, Inc. and Aloha Merger Sub, Inc.	8-K	000-21767	2.1	10/02/2009

3.1	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.	10-Q	000-21767	3.1	11/14/2000

3.2	First Amended and Restated Bylaws of ViaSat, Inc.	S-3	333-116468	3.2	06/14/2004

4.1	Form of Common Stock Certificate	S-1/A	333-13183	4.1	11/05/1996

4.2	Indenture, dated as of October 22, 2009, by and among ViaSat, Inc., ViaSat Credit Corp., Enerdyne Technologies, Inc., ViaSat Satellite Ventures, LLC, VSV I Holdings, LLC, VSV II Holdings, LLC, ViaSat Satellite Ventures U.S. I, LLC, ViaSat Satellite Ventures U.S. II, LLC and Wilmington Trust FSB, as trustee	8-K	000-21767	4.1	10/22/2009

4.3	Form of 8.875% Senior Note due 2016 of ViaSat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.2 hereto)	8-K	000-21767	4.1	10/22/2009

4.4	Indenture, dated as of February 27, 2012, by and among ViaSat, Inc., ViaSat Credit Corp., ViaSat Satellite Ventures, LLC, VSV I Holdings, LLC, VSV II Holdings, LLC, ViaSat Satellite Ventures U.S. I, LLC, ViaSat Satellite Ventures U.S. II, LLC, ViaSat Holding, Inc., ViaSat Communications, Inc., WB Holdings 1 LLC and Wilmington Trust, National Association, as trustee	8-K	000-21767	4.1	2/27/2012

4.5	Form of 6.875% Senior Note due 2020 of ViaSat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.4 hereto)	8-K	000-21767	4.1	2/27/2012

4.6	Registration Rights Agreement, dated February 27, 2012, among ViaSat, Inc., ViaSat Credit Corp., ViaSat Satellite Ventures, LLC, VSV I Holdings, LLC, VSV II Holdings, LLC, ViaSat Satellite Ventures U.S. I, LLC, ViaSat Satellite Ventures U.S. II, LLC, ViaSat Holding, Inc., ViaSat Communications, Inc., WB Holdings 1 LLC and J.P. Morgan Securities LLC for and on behalf of itself and Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and Banco Bilbao Vizcaya Argentaria, S.A.	8-K	000-21767	4.2	2/27/2012

10.1	Form of Indemnification Agreement between ViaSat, Inc. and each of its directors and officers	8-K	000-21767	99.1	03/07/2008

10.2*	ViaSat, Inc. Employee Stock Purchase Plan (as Amended and Restated Effective July 1, 2009)	8-K	000-21767	10.1	10/05/2009

10.3*	1996 Equity Participation Plan of ViaSat, Inc. (As Amended and Restated Effective September 22, 2010)	8-K	000-21767	10.1	09/24/2010

10.4*	Form of Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.2	10/02/2008

						Filed or
Exhibit		Incorporated by Reference				Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.5*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.3	10/02/2008

10.6*	Form of Executive Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.4	10/02/2008

10.7*	Form of Non-Employee Director Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.3	10/05/2009

10.8*	Form of Change in Control Severance Agreement between ViaSat, Inc. and each of its executive officers	8-K	000-21767	10.1	08/04/2010

10.9	Fifth Amended and Restated Revolving Loan Agreement dated May 9, 2012 by and among ViaSat, Inc., Union Bank, N.A. (as administrative agent and collateral agent), Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley MUFG Loan Partners, LLC, Wells Fargo Bank, National Association and the other lenders party thereto	8-K	000-21767	10.1	05/15/2012

10.10	Lease, dated March 24, 1998, by and between W9/LNP Real Estate Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, California)	10-K	000-21767	10.27	06/29/1998

10.11	Amendment to Lease, dated June 17, 2004, by and between Levine Investments Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, CA)	10-Q	000-21767	10.1	08/10/2004

10.12†	Contract for the ViaSat Satellite Program dated as of January 7, 2008 between ViaSat, Inc. and Space Systems/Loral, Inc.	10-Q	000-21767	10.1	02/06/2008

10.13	Beam Sharing Agreement dated January 11, 2008 between ViaSat, Inc. and Loral Space & Communications, Inc.	10-Q	000-21767	10.2	02/06/2008

10.14†	Amended and Restated Launch Services Agreement dated May 7, 2009 between ViaSat, Inc. and Arianespace	10-K	000-21767	10.13	05/28/2009

10.15†	Award/Contract dated March 10, 2010 between ViaSat, Inc. and Space and Naval Warfare Systems	10-K/A	000-21767	10.19	08/03/2010

21.1	Subsidiaries					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer					X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Filed or
Exhibit		Incorporated by Reference				Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase					X

101.LAB**	XBRL Taxonomy Extension Labels Linkbase					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase					X

*	Indicates management contract, compensatory plan or arrangement.
†	Portions of this exhibit (indicated by asterisks) have been omitted and separately filed with the Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
**	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are otherwise not subject to liability under these sections.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ViaSat, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of ViaSat, Inc. and its subsidiaries at March 30, 2012 and April 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Diego, California

May 25, 2012

VIASAT, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 30, 2012	As of April 1, 2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$172,583	$40,490
Accounts receivable, net	211,690	191,889
Inventories	127,646	98,555
Deferred income taxes	20,316	18,805
Prepaid expenses and other current assets	30,917	21,141

Total current assets	563,152	370,880

Satellites, net	585,731	533,000
Property and equipment, net	294,973	233,139
Other acquired intangible assets, net	63,041	81,889
Goodwill	83,461	83,532
Other assets	136,795	103,308

Total assets	$1,727,153	$1,405,748

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$75,040	$71,712
Accrued liabilities	159,762	130,583
Current portion of other long-term debt	1,240	1,128

Total current liabilities	236,042	203,423

Senior Notes, net	547,791	272,296
Other long-term debt	774	61,946
Other liabilities	50,353	23,842

Total liabilities	834,960	561,507

Commitments and contingencies (Notes 11 and 12)
Equity:
ViaSat, Inc. stockholders’ equity
Series A, convertible preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 30, 2012 and April 1, 2011, respectively	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized; 43,048,528 and 41,664,767 shares outstanding at March 30, 2012 and April 1, 2011, respectively	4	4
Paid-in capital	649,672	601,029
Retained earnings	262,218	254,722
Common stock held in treasury, at cost, 727,674 and 560,363 shares at March 30, 2012 and April 1, 2011, respectively	(25,358)	(17,907)
Accumulated other comprehensive income	1,439	2,277

Total ViaSat, Inc. stockholders’ equity	887,975	840,125
Noncontrolling interest in subsidiary	4,218	4,116

Total equity	892,193	844,241

Total liabilities and equity	$1,727,153	$1,405,748

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	March 30, 2012	April 1, 2011	April 2, 2010
	(In thousands, except per share data)
Revenues:
Product revenues	$542,064	$523,938	$584,074
Service revenues	321,563	278,268	104,006

Total revenues	863,627	802,206	688,080
Operating expenses:
Cost of product revenues	402,794	389,945	408,526
Cost of service revenues	233,187	160,623	66,830
Selling, general and administrative	181,728	164,265	132,895
Independent research and development	24,992	28,711	27,325
Amortization of acquired intangible assets	18,732	19,409	9,494

Income from operations	2,194	39,253	43,010

Other income (expense):
Interest income	60	323	621
Interest expense	(8,307)	(3,154)	(7,354)

(Loss) income before income taxes	(6,053)	36,422	36,277
(Benefit from) provision for income taxes	(13,651)	(2)	5,438

Net income	7,598	36,424	30,839
Less: Net income (loss) attributable to the noncontrolling interest, net of tax	102	309	(297)

Net income attributable to ViaSat, Inc.	$7,496	$36,115	$31,136

Net income per share attributable to ViaSat, Inc. common stockholders:
Basic net income per share attributable to ViaSat, Inc. common stockholders	$0.18	$0.88	$0.94
Diluted net income per share attributable to ViaSat, Inc. common stockholders	$0.17	$0.84	$0.89

Shares used in computing basic net income per share	42,325	40,858	33,020
Shares used in computing diluted net income per share	44,226	43,059	34,839

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	March 30, 2012	April 1, 2011	April 2, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$7,598	$36,424	$30,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	101,507	83,629	37,373
Amortization of intangible assets	24,004	19,424	9,582
Stock-based compensation expense	21,382	17,440	12,212
Loss on disposition of fixed assets	5,814	6,999	594
Deferred income taxes	(13,330)	(4,098)	4,229
Other non-cash adjustments	1,793	503	2,483
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(21,026)	(14,138)	(1,117)
Inventories	(25,271)	(14,030)	(9,367)
Other assets	(9,266)	3,151	1,504
Accounts payable	7,679	6,644	2,965
Accrued liabilities	33,280	32,441	20,612
Other liabilities	7,285	(4,772)	637

Net cash provided by operating activities	141,449	169,617	112,546
Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(204,973)	(208,285)	(134,543)
Cash paid for patents, licenses and other assets	(24,049)	(15,986)	(13,796)
Payments related to acquisition of businesses, net of cash acquired	—	(13,456)	(377,987)
Change in restricted cash, net	—	—	7,298

Net cash used in investing activities	(229,022)	(237,727)	(519,028)
Cash flows from financing activities:
Proceeds from line of credit borrowings	130,000	40,000	263,000
Payments on line of credit	(190,000)	(40,000)	(203,000)
Proceeds from issuance of Senior Notes, net of discount	275,000	—	271,582
Payment of debt issuance costs	(5,706)	(2,775)	(12,781)
Proceeds from issuance of common stock under equity plans	19,341	26,398	23,085
Proceeds from common stock issued under public offering, net of issuance costs	—	—	100,533
Purchase of common stock in treasury	(7,451)	(5,880)	(10,326)
Payments on capital lease	(1,064)	—	—
Payments of estimated satellite performance incentives obligation	(322)	—	—
Incremental tax benefits from stock-based compensation	—	867	—

Net cash provided by financing activities	219,798	18,610	432,093
Effect of exchange rate changes on cash	(132)	359	529

Net increase (decrease) in cash and cash equivalents	132,093	(49,141)	26,140
Cash and cash equivalents at beginning of fiscal year	40,490	89,631	63,491

Cash and cash equivalents at end of fiscal year	$172,583	$40,490	$89,631

Supplemental information:
Cash paid for interest (net of amounts capitalized)	$5,964	$2,797	$6,287

Cash (received) paid for income taxes, net of refunds	$(3,966)	$(6,563)	$7,784

Non-cash investing and financing activities:
Capitalization of estimated satellite performance incentives obligation	$22,300	$—	$—
Issuance of stock in satisfaction of certain accrued employee compensation liabilities	$6,340	$5,096	$5,090
Capitalization of non-cash portion of interest expense and stock-based compensation to constructed assets	$3,802	$3,261	$966
Issuance of common stock in connection with acquisitions	$—	$4,630	$131,888
Fair value of assets acquired in business combinations, excluding cash acquired	$—	$22,699	$536,732
Liabilities assumed in business combinations	$—	$4,613	$26,857
Equipment acquired under capital lease	$—	$3,074	$—
Issuance of common stock in connection with license right obtained	$—	$—	$303

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

	ViaSat, Inc. Stockholders
	Common Stock				Common Stock		Accumulated
	Number of				in Treasury		Other	Noncontrolling
	Shares		Paid-in	Retained	Number of		Comprehensive	Interest in		Comprehensive
	Issued	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Subsidiary	Total	Income
	(In thousands, except share data)
Balance at April 3, 2009	31,114,086	$3	$273,102	$187,471	(66,968)	$(1,701)	$(127)	$4,042	$462,790
Exercise of stock options	1,019,899	—	19,435	—	—	—	—	—	19,435
Issuance of stock under Employee Stock Purchase Plan	168,640	—	3,650	—	—	—	—	—	3,650
Stock-based compensation	—	—	12,212	—	—	—	—	—	12,212
Shares issued in settlement of certain accrued employee compensation liabilities	192,894	—	5,090	—	—	—	—	—	5,090
RSU awards vesting	234,039	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(88,438)	(2,326)	—	—	(2,326)
Shares issued in connection with acquisition of business, net of issuance costs	4,286,250	1	131,637	—	—	—	—	—	131,638
Shares repurchased from Intelsat	—	—	—	—	(251,731)	(8,000)	—	—	(8,000)
Shares issued in connection with license right obtained	10,000	—	303	—	—	—	—	—	303
Common stock issued under public offering, net of issuance costs	3,173,962	—	100,533	—	—	—	—	—	100,533
Net income	—	—	—	31,136	—	—	—	(297)	30,839	$30,839
Foreign currency translation, net of tax	—	—	—	—	—	—	586	—	586	586

Comprehensive income										$31,425

Balance at April 2, 2010	40,199,770	$4	$545,962	$218,607	(407,137)	$(12,027)	$459	$3,745	$756,750
Exercise of stock options	1,124,415	—	22,101	—	—	—	—	—	22,101
Issuance of stock under Employee Stock Purchase Plan	159,940	—	4,297	—	—	—	—	—	4,297
Stock-based compensation	—	—	17,640	—	—	—	—	—	17,640
Tax benefit from exercise of stock options and release of RSU awards	—	—	1,303	—	—	—	—	—	1,303
Shares issued in settlement of certain accrued employee compensation liabilities	162,870	—	5,096	—	—	—	—	—	5,096
RSU awards vesting	433,173	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(153,226)	(5,880)	—	—	(5,880)
Shares issued in connection with acquisition of business, net of issuance costs	144,962	—	4,630	—	—	—	—	—	4,630
Other noncontrolling interest activity	—	—	—	—	—	—	—	62	62
Net income	—	—	—	36,115	—	—	—	309	36,424	$36,424
Hedging transactions, net of tax	—	—	—	—	—	—	182	—	182	182
Foreign currency translation, net of tax	—	—	—	—	—	—	1,636	—	1,636	1,636

Comprehensive income										$38,242

Balance at April 1, 2011	42,225,130	$4	$601,029	$254,722	(560,363)	$(17,907)	$2,277	$4,116	$844,241
Exercise of stock options	795,634	—	14,681	—	—	—	—	—	14,681
Issuance of stock under Employee Stock Purchase Plan	126,302	—	4,660	—	—	—	—	—	4,660
Stock-based compensation	—	—	22,962	—	—	—	—	—	22,962
Shares issued in settlement of certain accrued employee compensation liabilities	156,825	—	6,340	—	—	—	—	—	6,340
RSU awards vesting	472,311	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(167,311)	(7,451)	—	—	(7,451)
Net income	—	—	—	7,496	—	—	—	102	7,598	$7,598
Hedging transactions, net of tax	—	—	—	—	—	—	(452)	—	(452)	(452)
Foreign currency translation, net of tax	—	—	—	—	—	—	(386)	—	(386)	(386)

Comprehensive income										$6,760

Balance at March 30, 2012	43,776,202	$4	$649,672	$262,218	(727,674)	$(25,358)	$1,439	$4,218	$892,193

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and a Summary of Its Significant Accounting Policies

The Company

ViaSat, Inc. (also referred to hereafter as the “Company” or “ViaSat”) is a leading provider of high-speed fixed and mobile broadband services, advanced satellite and wireless networks and secure networking systems, products and services.

Principles of consolidation

The Company’s consolidated financial statements include the assets, liabilities and results of operations of ViaSat and its wholly owned subsidiaries and of TrellisWare Technologies, Inc. (TrellisWare), a majority-owned subsidiary. All significant intercompany amounts have been eliminated.

The Company’s fiscal year is the 52 or 53 weeks ending on the Friday closest to March 31 of the specified year. For example, references to fiscal year 2012 refer to the fiscal year ending on March 30, 2012. The Company’s quarters for fiscal year 2012 ended on July 1, 2011, September 30, 2011, December 30, 2011 and March 30, 2012. This results in a 53 week fiscal year approximately every four to five years. Fiscal years 2012, 2011 and 2010 were each 52 week years.

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

Management estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Significant estimates made by management include revenue recognition, stock-based compensation, self-insurance reserves, allowance for doubtful accounts, warranty accruals, valuation of goodwill and other intangible assets, patents, orbital slots and other licenses, software development, property, equipment and satellites, long-lived assets, derivatives, contingencies and income taxes including the valuation allowance on deferred tax assets.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Revenues from the U.S. government comprised 19.9%, 24.5% and 30.3% of total revenues for fiscal years 2012, 2011 and 2010, respectively. Billed accounts receivable to the U.S. government as of March 30, 2012 and April 1, 2011 were 21.4% and 35.3%, respectively, of total billed receivables. In addition, none of the Company’s commercial customers comprised 10.0% or more of total revenues for fiscal years 2012, 2011 and 2010. The Company’s five largest contracts generated approximately 19.6%, 21.2% and 25.4% of the Company’s total revenues for the fiscal years ended March 30, 2012, April 1, 2011 and April 2, 2010, respectively.

The Company relies on a limited number of contract manufacturers to produce its products.

Inventory

Inventory is valued at the lower of cost or market, cost being determined by the weighted average cost method.

Property, equipment and satellites

Satellites and other property and equipment are recorded at cost or in the case of certain satellites and other property acquired, the fair value at the date of acquisition, net of accumulated depreciation. Capitalized satellite costs consist primarily of the costs of satellite construction and launch, including launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentives expected to be payable to satellite manufacturers (dependent on the continued satisfactory performance of the satellites), costs directly associated with the monitoring and support of satellite construction, and interest costs incurred during the period of satellite construction. The Company also constructs gateway facilities, network operations systems and other assets to support its satellites, and those construction costs, including interest, are capitalized as incurred. At the time satellites are place in service, the Company estimates the useful life of its satellites for depreciation purposes based upon an analysis of each satellite’s performance against the original manufacturers orbital design life, estimated fuel levels and related consumption rates, as well as historical satellite operating trends. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets ranging from two to twenty-four years. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term or the life of the improvement. Costs incurred for additions to property, equipment and satellites, together with major renewals and betterments, are capitalized and depreciated over the remaining life of the underlying asset. Costs incurred for maintenance, repairs and minor renewals and betterments are charged to expense as incurred. When assets are

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in operations.

In October 2011, the Company’s new high-capacity Ka-band spot-beam satellite, ViaSat-1, was successfully launched into orbit. The satellite manufacturer handed over operation of the satellite to the Company in December 2011, following the successful completion of the manufacturer’s in-orbit testing. In January 2012, the Company commenced commercial operation of its ViaSat-1-based ExedeSM broadband services. The Company’s contract with the manufacturer of ViaSat-1 requires the Company to make monthly in-orbit satellite performance incentive payments, including interest, over a fifteen-year period from December 2011 until December 2026, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite for the total of $22.3 million during the third quarter of fiscal year 2012.

Interest expense is capitalized on the carrying value of the satellite, related gateway and networking equipment and other assets during the construction period, in accordance with the authoritative guidance for the capitalization of interest (Accounting Standards Codification (ASC) 835-20). With respect to ViaSat-1, related gateway and networking equipment and other assets, the Company capitalized $25.9 million, $28.3 million and $8.8 million of interest expense during the fiscal years ended March 30, 2012, April 1, 2011 and April 2, 2010, respectively.

In addition to ViaSat-1 high-capacity satellite, as a result of the acquisition of WildBlue in December 2009 (see Note 9), the Company acquired the WildBlue-1 satellite (which was placed into service in March 2007), an exclusive prepaid lifetime capital lease of Ka-band capacity over the continental United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and related gateway and networking equipment on both satellites. The Company periodically reviews the remaining estimated useful life of its satellites to determine if revisions to estimated lives are necessary. The acquired assets also included the indoor and outdoor customer premise equipment (CPE) units leased to subscribers under WildBlue’s retail leasing program. The Company depreciates the satellites, gateway and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of March 30, 2012 was $85.3 million and $33.1 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of April 1, 2011 was $61.6 million and $19.2 million, respectively.

Occasionally, the Company may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of March 30, 2012, assets under capital leases totaled approximately $3.1 million and accumulated amortization related to such capital leases was $0.8 million. As of April 1, 2011, assets under capital leases totaled approximately $3.1 million and had an immaterial amount of accumulated amortization. The Company records amortization of assets leased under capital lease arrangements within depreciation expense.

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

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.2 million related to patents were included in other assets as of March 30, 2012 and April 1, 2011. The Company has capitalized costs of $8.4 million and $5.7 million related to acquiring and obtaining orbital slots and other licenses, included in other assets as of March 30, 2012 and April 1, 2011, respectively. Accumulated amortization related to these assets was $0.4 million and $0.3 million as of March 30, 2012 and April 1, 2011, respectively. Amortization expense related to these patents was an immaterial amount for each of the fiscal years ended March 30, 2012, April 1, 2011, and April 2, 2010. If a patent, orbital slot or

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During fiscal years 2012, 2011 and 2010, the Company did not write off any material costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense on a straight-line basis over the expected term of the related debt, which is not materially different from an effective interest rate basis. During fiscal years 2012, 2011 and 2010, the Company paid and capitalized approximately $5.7 million, $2.8 million and $12.8 million, respectively, in debt issuance costs related to the Company’s 6.875% Senior Notes due 2020 (the 2020 Notes), revolving credit facility (the Credit Facility) and 8.875% Senior Notes due 2016 (the 2016 Notes, and collectively with the 2020 Notes, the Senior Notes). Unamortized debt issuance costs are recorded in prepaid expenses and other current assets and in other long-term assets in the consolidated balance sheets, depending on the amounts expected to be amortized to interest expense within the next twelve months.

Software development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $42.0 million and $24.5 million related to software developed for resale were included in other assets as of March 30, 2012 and April 1, 2011, respectively. The Company capitalized $22.7 million and $15.8 million of costs related to software developed for resale for fiscal years ended March 30, 2012 and April 1, 2011, respectively. Amortization expense for software development costs was $5.2 million during fiscal year 2012. There was no amortization expense of software development costs during fiscal years 2011 and 2010.

Impairment of long-lived and other long-term assets (property, equipment, and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), the Company assesses potential impairments to long-lived assets, including property, equipment and satellites, and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by the Company for fiscal years 2012, 2011 and 2010.

The Company accounts for its goodwill under the authoritative guidance for goodwill and other intangible assets (ASC 350). In the fourth quarter of fiscal year 2012, the Company early adopted the new authoritative guidance Accounting Standards Update (ASU) 2011-08 (ASU 2011-08), Intangibles—Goodwill and Other (ASC 350): Testing Goodwill for Impairment, which simplifies how the Company tests goodwill for impairment. Recent authoritative guidance allows the Company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after completing the qualitative assessment the Company determines that the estimated fair value is greater than the carrying value, the Company concludes that no impairment exists. If it is more likely than not that the carrying value of reporting unit exceeds estimated fair value, the Company compares the fair value of reporting unit to its carrying value. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value, resulting in goodwill impairment. The Company tests goodwill for impairment during the fourth quarter every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

The qualitative analysis included assessing the impact of changes in certain factors including (1) changes in forecasted operating results and comparing actual results to projections, (2) changes in the Company’s weighted average cost of capital, (3) changes in the industry or the Company’s competitive environment since the acquisition date, (4) changes in the overall economy, the Company’s market share and market interest rates since the acquisition date, (5) trends in the stock price, related market capitalization and enterprise values, (6) trends in peer companies total enterprise value metrics, and (7) additional factors such as management turnover, changes in regulation and changes in litigation matters.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Based on the Company’s qualitative assessment performed during the fourth quarter of fiscal year 2012, the Company concluded that it was more likely than not that the estimated fair value of the Company’s reporting units exceeded its carrying value as of March 30, 2012 and therefore determined it was not necessary to perform the two step goodwill impairment test. No impairments were recorded by the Company related to goodwill and other intangible assets for fiscal years 2012, 2011 and 2010.

Warranty reserves

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty cost, the Company bases its estimates on its experience with the technology involved and the type of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation (see Note 13).

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash equivalents, trade receivables, accounts payable and accrued liabilities, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s long-term borrowings and other long-term interest bearing liabilities is determined by using available market information for those securities or similar financial instruments (see Note 3).

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods, as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company’s self-insurance liability for the plans was $1.7 million as of March 30, 2012 and $1.5 million as of April 1, 2011. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At March 30, 2012 and April 1, 2011, no such amounts were accrued related to the aforementioned provisions.

The Company entered into an indemnification agreement dated September 30, 2009 (the Indemnification Agreement) with several of the former stockholders of WildBlue (the Indemnitors) in connection with the Company’s acquisition of WildBlue. Pursuant to the terms of the Indemnification Agreement, the Indemnitors agreed to indemnify the Company for any damages relating to, among other things, an existing appraisal action regarding WildBlue’s 2008 recapitalization (the Action). During the third quarter of fiscal year 2012, the parties to the Action entered into a settlement agreement whereby the parties agreed to release all claims in exchange for a payment of $20.5 million by WildBlue to the plaintiffs. Payment of this amount by WildBlue was expressly conditioned upon the Indemnitors fully funding all amounts other than the $0.5 million the Company was obligated to pay under the Indemnification Agreement. In January 2012, in accordance with the terms of the settlement agreement, the Company received $20.0 million in cash from the Indemnitors and paid $20.5 million to the plaintiffs in the Action. Under the Indemnification Agreement, the Company had no amounts outstanding as of March 30, 2012 and a liability of $0.5 million as of April 1, 2011.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Common stock held in treasury

During fiscal years 2012, 2011 and 2010, the Company issued 472,311, 433,173 and 234,039 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company repurchased 167,311, 153,226 and 88,438 shares of common stock with a total value of $7.5 million, $5.9 million and $2.3 million during fiscal year 2012, fiscal year 2011 and fiscal year 2010, respectively.

On January 4, 2010, the Company repurchased 251,731 shares of the Company’s common stock from Intelsat USA Sales Corp for $8.0 million in cash. Repurchased shares of common stock of 727,674 and 560,363 were held in treasury as of March 30, 2012 and April 1, 2011, respectively.

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

The fair values of the Company’s outstanding foreign currency forward contracts as of March 30, 2012 and April 1, 2011 were as follows:

	March 30, 2012		April 1, 2011
Derivatives designated as hedging instruments	Other current assets	Accrued liabilities	Other current assets	Accrued liabilities
	(In thousands)
Foreign currency forward contracts	$—	$443	$182	$—

Total derivatives designated as hedging instruments	$—	$443	$182	$—

The notional value of foreign currency forward contracts outstanding as of March 30, 2012 and April 1, 2011 was $9.6 million and $4.6 million, respectively.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The effects of foreign currency forward contracts in cash flow hedging relationships during fiscal year 2012 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(In thousands)
Foreign currency forward contracts	$(766)	Cost of product revenues	$(142)	Not applicable	$—

Total	$(766)		$(142)		$—

The effects of foreign currency forward contracts in cash flow hedging relationships during fiscal year 2011 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(In thousands)
Foreign currency forward contracts	$182	Cost of product revenues	$857	Not applicable	$—

Total	$182		$857		$—

During fiscal year 2010, the Company did not settle any foreign currency forward contracts.

At March 30, 2012, the estimated net amount of unrealized gains or losses on foreign currency cash flow income that is expected to be reclassified to earnings within the next twelve months is approximately $0.4 million. The Company’s foreign currency forward contracts outstanding as of March 30, 2012 will mature within nine to twenty months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for fiscal years 2012, 2011 and 2010.

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed.

In the first quarter of fiscal year 2011, the Company recorded an additional forward loss of $8.5 million on a government satellite communication program due to the significant additional labor and material costs for rework and testing required to complete the program requirements and specifications. Including this program, in fiscal years 2012, 2011 and 2010, the Company recorded losses of approximately $1.4 million, $12.1 million and $9.3 million, respectively, related to loss contracts.

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

Beginning in the first quarter of fiscal year 2012, the Company adopted ASU 2009-13, Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements, which updates ASC 605-25, Revenue Recognition-Multiple element arrangements, of the Financial Accounting Standards Board (FASB) codification. ASU 2009-13 amended accounting guidance for revenue recognition to eliminate the use of the residual method and requires entities to allocate revenue using the relative selling price method. For substantially all of the arrangements with multiple deliverables, the Company allocates revenue to each element based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: vendor specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE are available (a description as to how the Company determines VSOE, TPE and ESP is provided below). If a tangible hardware systems product includes software, the Company determines whether the tangible hardware systems product and the software work together to deliver the product’s essential functionality and, if so, the entire product is treated as a nonsoftware deliverable. The total arrangement consideration is allocated to each separate unit of accounting for each of the nonsoftware deliverables using the relative selling prices of each unit based on the aforementioned selling price hierarchy. Revenue for each separate unit of accounting is recognized when the applicable revenue recognition criteria for each element have been met.

To determine the selling price in multiple-element arrangements, the Company establishes VSOE of the selling price using the price charged for a deliverable when sold separately and for software license updates and product support and hardware systems support, based on the renewal rates offered to customers. For nonsoftware multiple-element arrangements, TPE is established by evaluating similar and/or interchangeable competitor products or services in standalone arrangements with similarly situated customers and/or agreements. If the Company is unable to determine the selling price because VSOE or TPE doesn’t exist, the Company determines ESP for the purposes of allocating the arrangement by reviewing historical transactions, including transactions whereby the deliverable was sold on a standalone basis and considers several other external and internal factors including, but not limited to, pricing practices including discounting, margin objectives, competition, the geographies in which the Company offers its products and services, the type of customer (i.e., distributor, value added reseller, government agency or direct end user, among others) and the stage of the product lifecycle. The determination of ESP considers the Company’s pricing model and go-to-market strategy. As the Company, or its competitors’, pricing and go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes to its determination of VSOE, TPE and ESP. As a result, the Company’s future revenue recognition for multiple-element arrangements could differ materially from those in the current period. The Company adopted this authoritative guidance prospectively in the first quarter of fiscal year 2012 without a material impact on its consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with the authoritative guidance for shipping and handling fees and costs (ASC 605-45), the Company records shipping and handling costs billed to customers as a component of revenues, and shipping and handling costs incurred by the Company for inbound and outbound freight are recorded as a component of cost of revenues.

Collections in excess of revenues and deferred revenues represent cash collected from customers in advance of revenue recognition and are recorded in accrued liabilities for obligations within the next twelve months. Amounts for obligations extending beyond twelve months are recorded within other liabilities in the consolidated financial statements.

Contract costs on U.S. government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. government agencies, as well as negotiations with U.S. government representatives. The Company’s incurred cost audits by the DCAA have not been completed for fiscal year 2003 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal year 2002 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of March 30, 2012 and April 1, 2011, the Company had $6.7 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 12).

Commissions

The Company compensates third parties based on specific commission programs directly related to certain product and service sales. These commission costs are recorded as an element of selling, general and administrative expense as incurred.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense over the employee’s requisite service period. Stock-based compensation expense is recognized in the consolidated statement of operations for fiscal years 2012, 2011 and 2010 only for those awards ultimately expected to vest, with forfeitures estimated at the date of grant. The authoritative guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Rent expense, deferred rent obligations and deferred lease incentives

The Company leases all of its facilities under operating leases. Some of these lease agreements contain tenant improvement allowances funded by landlord incentives, rent holidays and rent escalation clauses. The authoritative guidance for leases (ASC 840) requires rent expense to be recognized on a straight-line basis over the lease term. The difference between the rent due under the stated periods of the lease compared to that of the straight-line basis is recorded as deferred rent within accrued and other long-term liabilities in the consolidated balance sheet.

For purposes of recognizing landlord incentives and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date that it obtains the legal right to use and control the leased space to begin recording rent expense, which is generally when the Company enters the space and begins to make improvements in preparation of occupying new space. For tenant improvement allowances funded by landlord incentives and rent holidays, the Company records a deferred lease incentive liability in accrued and other long-term liabilities on the consolidated balance sheet and amortizes the deferred liability as a reduction to rent expense on the consolidated statement of operations over the term of the lease.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certain lease agreements contain rent escalation clauses which provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy. Such increasing rent expense is recorded in the consolidated statement of operations on a straight-line basis over the lease term.

At March 30, 2012 and April 1, 2011, deferred rent included in accrued liabilities in the Company’s consolidated balance sheets was $0.7 million and $0.6 million, respectively, and deferred rent included in other long-term liabilities in the Company’s consolidated balance sheets was $8.2 million and $6.3 million, respectively.

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

Earnings per share

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding and potential common stock, if dilutive during the period. Potential common stock includes options granted and restricted stock units awarded under the Company’s equity compensation plan which are included in the earnings per share calculations using the treasury stock method, common shares expected to be issued under the Company’s employee stock purchase plan, and shares potentially issuable under the amended ViaSat 401(k) Profit Sharing Plan in connection with the Company’s decision to pay a discretionary match in common stock or cash.

Segment reporting

The Company’s satellite services, commercial networks and government systems segments are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides retail and wholesale satellite-based broadband internet services for our consumer, enterprise and mobile broadband customers in the United States, as well as managed network services for the satellite communication systems of the Company’s consumer, enterprise and mobile broadband customers worldwide. The Company’s commercial networks segment develops and produces a variety of advanced end-to-end satellite communication systems and ground networking equipment and products, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment develops and produces network-centric, IP-based secure government communications systems, products, services and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the commercial networks and satellite services segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance (see Note 15).

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (ASC 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (IFRS). The new authoritative guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. While many of the amendments to GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This authoritative guidance became effective for the Company beginning in the fourth quarter of fiscal year 2012. The Company adopted this authoritative guidance in the fourth quarter of fiscal year 2012 without a material impact on its consolidated financial statements and disclosures.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (ASC 350): Testing Goodwill for Impairment. The new authoritative guidance simplifies how an entity tests goodwill for impairment. The new authoritative guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The two-step quantitative impairment test is required only if, based on its qualitative assessment, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This authoritative guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted if an entity’s financial statements for the more recent interim and annual period have not yet been issued. The Company early adopted this authoritative guidance in the fourth quarter of fiscal year 2012. Adoption of this authoritative guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2 — Composition of Certain Balance Sheet Captions

	As of March 30, 2012	As of April 1, 2011
	(In thousands)
Accounts receivable, net:
Billed	$108,758	$100,863
Unbilled	103,929	91,519
Allowance for doubtful accounts	(997)	(493)

	$211,690	$191,889

Inventories:
Raw materials	$46,208	$46,651
Work in process	23,932	18,713
Finished goods	57,506	33,191

	$127,646	$98,555

Prepaid expenses and other current assets:
Prepaid expenses	$25,103	$18,235
Income tax receivable	21	26
Other	5,793	2,880

	$30,917	$21,141

Satellites, net:
Satellite — WildBlue-1 (estimated useful life of 10 years)	$195,890	$195,890
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellite — ViaSat-1(estimated useful life of 17 years)	362,977	—
Satellite — ViaSat-1(under construction)	—	276,418

	657,957	571,398
Less accumulated depreciation and amortization	(72,226)	(38,398)

	$585,731	$533,000

Property and equipment, net:
Machinery and equipment (estimated useful life of 2-5 years)	$195,975	$122,113
Computer equipment and software (estimated useful life of 2-7 years)	127,596	66,768
CPE leased equipment (estimated useful life of 3-5 years)	85,271	61,610
Furniture and fixtures (estimated useful life of 7 years)	14,093	13,053
Leasehold improvements (estimated useful life of 2-17 years)	51,205	24,550
Building (estimated useful life of 24 years)	8,923	8,923
Land	4,384	4,384
Construction in progress	16,570	80,976

	504,017	382,377
Less accumulated depreciation and amortization	(209,044)	(149,238)

	$294,973	$233,139

Other assets:
Capitalized software costs, net	$41,992	$24,472
Patents, orbital slots and other licenses, net	11,194	8,639
Deferred income taxes	53,602	47,017
Other	30,007	23,180

	$136,795	$103,308

Accrued liabilities:
Collections in excess of revenues and deferred revenues	$88,114	$61,916
Accrued employee compensation	21,384	18,804
Accrued vacation	17,573	15,600
Warranty reserve, current portion	6,238	8,014
Other	26,453	26,249

	$159,762	$130,583

Other liabilities:
Deferred revenue, long-term portion	$11,414	$6,960
Deferred rent, long-term portion	8,237	6,267
Warranty reserve, long-term portion	5,413	4,928
Deferred income taxes, long-term portion	3,073	3,374
Unrecognized tax position liabilities	1,306	2,217
Satellite performance incentives obligation and other liabilities, long-term portion	20,910	96

	$50,353	$23,842

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 30, 2012 and April 1, 2011:

	Fair Value as of March 30, 2012	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents	$70,379	$70,379	$—	$—

Total assets measured at fair value on a recurring basis	$70,379	$70,379	$—	$—

Liabilities
Foreign currency forward contracts	$443	$—	$443	$—

Total liabilities measured at fair value on a recurring basis	$443	$—	$443	$—

	Fair Value as of April 1, 2011	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents	$4,488	$4,488	$—	$—
Foreign currency forward contracts	182	—	182	—

Total assets measured at fair value on a recurring basis	$4,670	$4,488	$182	$—

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Cash equivalents — The Company’s cash equivalents consist of money market funds. Money market funds are valued using quoted prices for identical assets in an active market with sufficient volume and frequency of transactions (Level 1).

Foreign currency forward contracts — The Company uses derivative financial instruments to manage foreign currency risk relating to foreign exchange rates. The Company does not use these instruments for speculative or trading purposes. The Company’s objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. Derivative instruments are recognized as either assets or liabilities in the accompanying consolidated financial statements and are measured at fair value. Gains and losses resulting from changes in the fair values of those derivative instruments are recorded to earnings or other comprehensive income (loss) depending on the use of the derivative instrument and whether it qualifies for hedge accounting. The Company’s foreign currency forward contracts are valued using quoted prices for similar assets and liabilities in active markets or other inputs that are observable or can be corroborated by observable market data (Level 2).

Long-term debt — The Company’s long-term debt consists of borrowings under the Credit Facility, reported at the borrowed outstanding amount, capital lease obligations reported at the present value of future minimum lease payments with current accrued interest, and the Senior Notes reported at amortized cost. However, for disclosure purposes, the Company is required to measure the

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

fair value of outstanding debt on a recurring basis. The fair value of the Company’s outstanding long-term debt related to the Senior Notes is determined using recent market transactions for identical notes for the 2020 Notes (Level 2) and quoted prices in active markets for the 2016 Notes (Level 1). The fair value for the 2020 Notes was approximately $280.2 million as of March 30, 2012, and for the 2016 Notes was approximately $298.4 million and $293.6 million as of March 30, 2012 and April 1, 2011, respectively. The fair value of the Company’s long-term debt related to the Credit Facility approximates its carrying amount due to its variable interest rate on the revolving line of credit, which approximates a market interest rate (Level 2). The fair value of the Company’s capital lease obligations is estimated at their carrying value based on current rates (Level 2).

Satellite performance incentives obligation — The Company’s contract with the manufacturer of ViaSat-1 requires the Company to make monthly in-orbit satellite performance incentive payments, including interest at 7.00%, over a fifteen-year period from December 2011 until December 2026, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentives on a recurring basis. The fair value of the Company’s outstanding satellite performance incentives obligation is estimated at their carrying value based on current rates (Level 2).

Note 4 — Goodwill and Acquired Intangible Assets

During fiscal year 2012, the Company’s goodwill decreased by approximately $0.1 million related to the effects of foreign currency translation recorded within the Company’s government systems and commercial networks segments. During fiscal year 2011, the Company’s goodwill increased by approximately $8.5 million, net, of which $7.4 million was related to the acquisition of Stonewood recorded within the Company’s government systems segment. In addition, the Company recorded a $0.4 million increase to goodwill primarily for the tax effect of certain pre-acquisition net operating loss carryovers with a corresponding adjustment to deferred tax assets within the Company’s satellite services segment. The Company also recorded a $0.5 million decrease to goodwill for the tax effect of certain pre-acquisition net operating loss carryovers with a corresponding adjustment to deferred tax liabilities within the Company’s government systems segment. The remaining change relates to the effect of foreign currency translation recorded within the Company’s government systems and commercial networks segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of eight months to ten years. Amortization expense related to other acquired intangible assets was $18.7 million, $19.4 million and $9.5 million for the fiscal years ended March 30, 2012, April 1, 2011 and April 2, 2010, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2013	$15,592
Expected for fiscal year 2014	13,848
Expected for fiscal year 2015	13,772
Expected for fiscal year 2016	10,193
Expected for fiscal year 2017	4,626
Thereafter	5,010

$63,041

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The allocation of the other acquired intangible assets and the related accumulated amortization as of March 30, 2012 and April 1, 2011 is as follows:

	Weighted	As of March 30, 2012			As of April 1, 2011
	Average		Accumulated	Net book		Accumulated	Net book
	Useful Life	Total	Amortization	Value	Total	Amortization	Value
	(In thousands)
Technology	6	$54,240	$(47,959)	$6,281	$54,344	$(43,930)	$10,414
Contracts and customer relationships	7	88,758	(39,966)	48,792	88,834	(28,597)	60,237
Non-compete agreements	4	413	(267)	146	9,332	(9,101)	231
Satellite co-location rights	9	8,600	(2,119)	6,481	8,600	(1,194)	7,406
Trade name	3	5,680	(4,339)	1,341	5,680	(2,446)	3,234
Other	6	5,894	(5,894)	—	9,331	(8,964)	367

Total other acquired intangible assets		$163,585	$(100,544)	$63,041	$176,121	$(94,232)	$81,889

Note 5 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of March 30, 2012 and April 1, 2011:

	As of March 30, 2012	As of April 1, 2011
	(In thousands)
Senior Notes
2016 Notes	$275,000	$275,000
Unamortized discount on the 2016 Notes	(2,209)	(2,704)
2020 Notes	275,000	—

Total Senior Notes, net of discount	547,791	272,296
Less: current portion of the Senior Notes	—	—

Total Senior Notes long-term, net	547,791	272,296
Other Long-Term Debt
Revolving credit facility	—	60,000
Capital lease obligations, due fiscal year 2014, weighted average interest rate of 4.63%	2,014	3,074

Total other long-term debt	2,014	63,074
Less: current portion of other long-term debt	1,240	1,128

Other long-term debt, net	774	61,946

Total debt	549,805	335,370
Less: current portion	1,240	1,128

Long-term debt, net	$548,565	$334,242

The aggregate payments on the Company’s long-term debt obligations as of March 30, 2012 were as follows (excluding the effects of discount accretion on the 2016 Notes and required interest payments on the Credit Facility:

For the Fiscal Years Ending
(In thousands)
2013	$1,308
2014	786
2015	—
2016	—
2017	275,000
Thereafter	275,000

552,094
Less: imputed interest	80
Less: unamortized discount on the 2016 Notes	2,209

Total	$549,805

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Credit Facility

As of March 30, 2012, the Credit Facility, as amended, provided a revolving line of credit of $325.0 million (including up to $35.0 million of letters of credit), with a maturity date of January 25, 2016. Borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00% or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Credit Facility in connection with the construction of ViaSat-1, related gateway and networking equipment and other assets during the construction period. The Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries and secured by substantially all of the Company’s and the Guarantor Subsidiaries’ assets.

The Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. Subsequent to the fiscal year end, on May 9, 2012, the Company amended and restated the Credit Facility to, among other things, increase its letter of credit sub-limit from $35.0 million to $50.0 million and amend certain of the covenants under the Credit Facility to provide the Company with greater flexibility in the operation of its business. Commitments under the amended and restated revolving line of credit terminate on May 9, 2017.

The Company was in compliance with its financial covenants under the Credit Facility as of March 30, 2012. At March 30, 2012, the Company had no outstanding borrowings under the Credit Facility and $11.6 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of March 30, 2012 of $313.4 million.

Senior Notes due 2016

In October 2009, the Company issued $275.0 million in principal amount of 2016 Notes in a private placement to institutional buyers, which 2016 Notes were exchanged in May 2010 for substantially identical 2016 Notes that had been registered with the Securities and Exchange Commission (SEC). The 2016 Notes bear interest at the rate of 8.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in March 2010. The 2016 Notes were issued with an original issue discount of 1.24%, or $3.4 million. The 2016 Notes are recorded as long-term debt, net of original issue discount, in the Company’s consolidated financial statements. The original issue discount and deferred financing cost associated with the issuance of the 2016 Notes is amortized to interest expense on a straight-line basis over the term of the 2016 Notes.

The 2016 Notes are guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Credit Facility (the Guarantor Subsidiaries). The 2016 Notes and the guarantees are the Company’s and the Guarantor Subsidiaries’ general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2016 Notes and the guarantees are effectively junior in right of payment to their existing and future secured debt, including under the Credit Facility (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that are not guarantors of the 2016 Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

The indenture governing the 2016 Notes limits, among other things, the Company’s and its restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; reduce the Company’s satellite insurance; and consolidate or merge with, or sell substantially all of their assets to, another person.

Prior to September 15, 2012, the Company may redeem up to 35% of the 2016 Notes at a redemption price of 108.875% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. The Company may also redeem the 2016 Notes prior to September 15, 2012, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of: (i) 1.0% of the principal amount of such 2016 Notes and (ii) the excess, if any, of (a) the present value at such date of redemption of (1) the redemption price of such 2016 Notes on September 15, 2012 plus (2) all required interest payments due on such 2016 Notes through September 15, 2012 (excluding

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the treasury rate (as defined under the indenture) plus 50 basis points, over (b) the then-outstanding principal amount of such 2016 Notes. The 2016 Notes may be redeemed, in whole or in part, at any time during the twelve months beginning on September 15, 2012 at a redemption price of 106.656%, during the twelve months beginning on September 15, 2013 at a redemption price of 104.438%, during the twelve months beginning on September 15, 2014 at a redemption price of 102.219%, and at any time on or after September 15, 2015 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.

In the event a change of control occurs (as defined in the indenture), each holder will have the right to require the Company to repurchase all or any part of such holder’s 2016 Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the 2016 Notes repurchased plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Senior Notes due 2020

On February 27, 2012, the Company issued $275.0 million in principal amount of 2020 Notes in a private placement to institutional buyers. The 2020 Notes bear interest at the rate of 6.875% per year, payable semi-annually in cash in arrears, which interest payments commence in June 2012. The 2020 Notes are recorded as long-term debt in the Company’s consolidated financial statements.

The 2020 Notes are guaranteed on an unsecured senior basis by each of the Guarantor Subsidiaries. The 2020 Notes and the guarantees are the Company’s and the Guarantor Subsidiaries’ general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2020 Notes and the guarantees are effectively junior in right of payment to their existing and future secured debt, including under the Credit Facility (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that are not guarantors of the 2020 Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

The indenture governing the 2020 Notes limits, among other things, the Company’s and its restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; reduce the Company’s satellite insurance; and consolidate or merge with, or sell substantially all of their assets to, another person.

Prior to June 15, 2015, the Company may redeem up to 35% of the 2020 Notes at a redemption price of 106.875% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. The Company may also redeem the 2020 Notes prior to June 15, 2016, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of: (i) 1.0% of the principal amount of such 2020 Notes and (ii) the excess, if any, of (a) the present value at such date of redemption of (1) the redemption price of such 2020 Notes on June 15, 2016 plus (2) all required interest payments due on such 2020 Notes through June 15, 2016 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the treasury rate (as defined under the indenture) plus 50 basis points, over (b) the then-outstanding principal amount of such 2020 Notes. The 2020 Notes may be redeemed, in whole or in part, at any time during the twelve months beginning on June 15, 2016 at a redemption price of 103.438%, during the twelve months beginning on June 15, 2017 at a redemption price of 101.719%, and at any time on or after June 15, 2018 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.

In the event a change of control occurs (as defined in the indenture), each holder will have the right to require the Company to repurchase all or any part of such holder’s 2020 Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the 2020 Notes repurchased plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

In connection with the private placement of the 2020 Notes, the Company and the Guarantor Subsidiaries entered into a registration rights agreement with the initial purchasers in which the Company agreed to file a registration statement with the SEC to permit the holders to exchange or resell the 2020 Notes. The Company must use commercially reasonable efforts to consummate an exchange offer within one year after the issuance of the 2020 Notes or, under certain circumstances, to prepare and file a shelf registration statement to cover the resale of the 2020 Notes. If the Company and the Guarantor Subsidiaries do not comply with certain of their

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

obligations under the registration rights agreement, the registration rights agreement provides that additional interest will accrue on the principal amount of the 2020 Notes at a rate of 0.25% per annum during the 90-day period immediately following such default and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.00% per annum.

Capital leases

Occasionally the Company may enter into capital lease agreements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of March 30, 2012 and April 1, 2011, the Company had approximately $2.0 million and $3.1 million, respectively, outstanding under capital leases payable over a weighted average period of 36 months, due fiscal year 2014. These lease agreements bear interest at a weighted average rate of 4.63% and can be extended on a month-to-month basis after the original term.

Note 6 — Common Stock and Stock Plans

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

On March 31, 2010, the Company and certain former WildBlue equity and debt holders (the WildBlue Investors) completed the sale of an aggregate of 6,900,000 shares of ViaSat common stock in an underwritten public offering, 3,173,962 of which were sold by the Company and 3,726,038 of which were sold by such WildBlue Investors. The Company’s net proceeds from the offering were approximately $100.5 million after deducting underwriting discounts and estimated offering expenses. The shares sold by such WildBlue Investors in the offering constituted shares of ViaSat common stock issued to such WildBlue Investors in connection with the Company’s acquisition of WildBlue. On April 1, 2010, the Company used $80.0 million of the net proceeds to repay borrowings outstanding at that time under the Credit Facility. The remaining net proceeds from the offering were used for general corporate purposes.

In November 1996, the Company adopted the 1996 Equity Participation Plan (the Equity Participation Plan). The Equity Participation Plan provides for the grant to executive officers, other key employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock units and performance awards. From November 1996 to September 2010 through various amendments of the Equity Participation Plan, the Company increased the maximum number of shares reserved for issuance under this plan from 2,500,000 shares to 17,400,000 shares. The Company believes that such awards better align the interests of its employees with those of its stockholders. Shares of the Company’s common stock granted under the Equity Participation Plan in the form of stock options or stock appreciation right are counted against the Equity Participation Plan share reserve on a one for one basis. Shares of the Company’s common stock granted under the Equity Participation Plan as an award other than as an option or as a stock appreciation right with a per share purchase price lower than 100% of fair market value on the date of grant are counted against the Equity Participation Plan share reserve as two shares for each share of common stock up to September 22, 2010 and subsequently as 2.65 shares for each share of common stock. Restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date. As of March 30, 2012, the Company had granted options and restricted stock units, net of cancellations, to purchase 9,320,033 and 3,053,239 shares of common stock, respectively, under the Equity Participation Plan.

In November 1996, the Company adopted the ViaSat, Inc. Employee Stock Purchase Plan (the Employee Stock Purchase Plan) to assist employees in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. In July of 2009, the Company amended the Employee Stock Purchase Plan to increase the maximum number of shares reserved for issuance under this plan from 1,500,000 shares to 2,250,000 shares. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of March 30, 2012, the Company had issued 1,837,156 shares of common stock under the Employee Stock Purchase Plan.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total stock-based compensation expense recognized in accordance with the authoritative guidance for share-based payments was as follows:

	Fiscal Years Ended
	March 30, 2012	April 1, 2011	April 2, 2010
	(In thousands)
Stock-based compensation expense before taxes	$21,382	$17,440	$12,212
Related income tax benefits	(8,010)	(6,511)	(4,429)

Stock-based compensation expense, net of taxes	$13,372	$10,929	$7,783

For fiscal year 2012, the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit award vesting as the excess tax benefit from stock options exercised and restricted stock unit award vesting increased the Company’s net operating loss carryforward. For fiscal year 2011, the Company recorded an incremental tax benefit from stock options exercised and restricted stock unit awards vesting of $0.9 million which was classified as part of cash flows from financing activities in the consolidated statements of cash flows. For fiscal year 2010, the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit award vesting as the excess tax benefit from stock options exercised and restricted stock unit award vesting increased the Company’s net operating loss carryforward.

The Company has no awards with market or performance conditions. The compensation cost that has been charged against income for the Equity Participation Plan under the authoritative guidance for share-based payments was $20.0 million, $16.2 million and $10.9 million, and for the Employee Stock Purchase Plan was $1.4 million, $1.2 million and $1.3 million, for the fiscal years ended March 30, 2012, April 1, 2011 and April 2, 2010, respectively. The Company capitalized $1.6 million of stock-based compensation expense as a part of the cost for software development for resale included in other assets and as a part of the machinery and equipment for the internal use included in property, equipment and satellites for the fiscal year 2012. There was no material compensation cost capitalized for fiscal years 2011 and 2010.

As of March 30, 2012, total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Equity Participation Plan (including stock options and restricted stock units) and the Employee Stock Purchase Plan was $61.4 million and $0.5 million, respectively. These costs are expected to be recognized over a weighted average period of 2.6 years, for each stock options and restricted stock units under the Equity Participation Plan and less than six months for the Employee Stock Purchase Plan.

Stock options and employee stock purchase plan. The Company’s employee stock options typically have a simple four-year vesting schedule and a six to ten year contractual term. The weighted average estimated fair value of employee stock options granted and employee stock purchase plan shares issued during fiscal year 2012 was $17.36 and $11.74 per share, respectively, during fiscal year 2011 was $14.24 and $8.55 per share, respectively, and during fiscal year 2010 was $10.55 and $7.84 per share, respectively, using the Black-Scholes model with the following weighted average assumptions (annualized percentages):

	Employee Stock Options			Employee Stock Purchase Plan
	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
Volatility	41.4%	42.2%	43.0%	38.4%	28.3%	43.7%
Risk-free interest rate	0.9%	0.9%	1.6%	0.1%	0.2%	0.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life	5.5 years	4.2 years	4.2 years	0.5 years	0.5 years	0.5 years

The Company’s expected volatility is a measure of the amount by which its stock price is expected to fluctuate over the expected term of the stock-based award. The estimated volatilities for stock options are based on the historical volatility calculated using the daily stock price of the Company’s stock over a recent historical period equal to the expected term. The risk-free interest rate that the Company uses in determining the fair value of its stock-based awards is based on the implied yield on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of its stock-based awards. The expected term or life of employee stock options represents the expected period of time from the date of grant to the estimated date that the stock options under the Company’s Equity Participation Plan would be fully exercised. The expected term assumption is estimated based primarily on the options’ vesting terms and remaining contractual life and employees’ expected exercise and post-vesting employment termination behavior. Prior to fiscal year 2012, the expected life of employee stock options was calculated using the simplified method consistent with the authoritative guidance for share-based payments, due to significant changes in the Company’s option terms in October of 2006 and due to stock options meeting “plain-vanilla” requirements.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of employee stock option activity for fiscal year 2012 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Outstanding at April 1, 2011	3,839,468	$22.66
Options granted	368,000	44.73
Options canceled	(10,200)	32.11
Options exercised	(795,634)	18.45

Outstanding at March 30, 2012	3,401,634	$26.00	2.62	$75,556

Vested and exercisable at March 30, 2012	2,631,472	$22.27	2.01	$68,273

The total intrinsic value of stock options exercised during fiscal years 2012, 2011 and 2010 was $20.8 million, $21.3 million and $11.3 million, respectively.

Transactions related to the Company’s stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at April 3, 2009	5,449,049	$20.12
Options granted	383,900	29.05
Options canceled	(94,874)	29.06
Options exercised	(1,019,899)	19.06

Outstanding at April 2, 2010	4,718,176	20.90
Options granted	266,250	41.26
Options canceled	(20,543)	27.40
Options exercised	(1,124,415)	19.60

Outstanding at April 1, 2011	3,839,468	22.66
Options granted	368,000	44.73
Options canceled	(10,200)	32.11
Options exercised	(795,634)	18.45

Outstanding at March 30, 2012	3,401,634	$26.00

All options issued under the Company’s stock option plans have an exercise price equal to the fair market value of the Company’s stock on the date of the grant.

Restricted stock units. Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over four years. Compensation cost for these awards is based on the fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For fiscal years 2012, 2011 and 2010, the Company recognized $16.7 million, $12.6 million and $7.4 million, respectively, in stock-based compensation expense related to these restricted stock unit awards.

The per unit weighted average grant date fair value of restricted stock units granted during fiscal years 2012, 2011 and 2010 was $44.28, $41.48 and $29.19, respectively. A summary of restricted stock unit activity for fiscal year 2012 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding at April 1, 2011	1,549,463	$32.41
Awarded	684,692	44.28
Forfeited	(36,474)	33.07
Released	(472,311)	44.11

Outstanding at March 30, 2012	1,725,370	$37.57

Vested and deferred at March 30, 2012	69,601	$26.71

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The total fair value of shares vested related to restricted stock units during the fiscal years 2012, 2011 and 2010 was $15.1 million, $11.3 million and $5.5 million, respectively.

Transactions related to the Company’s restricted stock units are summarized as follows:

Number of Restricted Stock Units
Outstanding at April 3, 2009	814,211
Awarded	831,250
Forfeited	(21,807)
Released	(234,039)

Outstanding at April 2, 2010	1,389,615
Awarded	630,056
Forfeited	(37,035)
Released	(433,173)

Outstanding at April 1, 2011	1,549,463
Awarded	684,692
Forfeited	(36,474)
Released	(472,311)

Outstanding at March 30, 2012	1,725,370

Note 7 — Shares Used In Computing Diluted Net Income Per Share

	Fiscal Years Ended
	March 30, 2012	April 1, 2011	April 2, 2010
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net income per share attributable to ViaSat, Inc. common stockholders	42,325	40,858	33,020
Options to purchase common stock as determined by application of the treasury stock method	1,352	1,611	1,404
Restricted stock units to acquire common stock as determined by application of the treasury stock method	435	428	272
Potentially issuable shares in connection with certain terms of the amended ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan equivalents	114	162	143

Shares used in computing diluted net income per share attributable to ViaSat, Inc. common stockholders	44,226	43,059	34,839

Antidilutive shares relating to stock options excluded from the calculation were 379,618 for the fiscal year ended March 30, 2012, 108,637 for the fiscal year ended April 1, 2011 and 496,545 for the fiscal year ended April 2, 2010. Antidilutive shares relating to restricted stock units excluded from the calculation were 1,682 for the fiscal year ended March 30, 2012, 4,525 for the fiscal year ended April 1, 2011 and 521 for the fiscal year ended April 2, 2010.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8 — Income Taxes

The provision for income taxes includes the following:

	Fiscal Years Ended
	March 30, 2012	April 1, 2011	April 2, 2010
	(In thousands)
Current tax (benefit) provision
Federal	$(4,761)	$433	$(6,461)
State	(482)	3,178	(667)
Foreign	(45)	222	199

	(5,288)	3,833	(6,929)

Deferred tax (benefit) provision
Federal	(1,519)	3,704	13,608
State	(6,334)	(7,064)	(1,191)
Foreign	(510)	(475)	(50)

	(8,363)	(3,835)	12,367

Total (benefit from) provision for income taxes	$(13,651)	$(2)	$5,438

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant components of the Company’s net deferred tax assets are as follows:

	As of
	March 30, 2012	April 1, 2011
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$163,548	$79,930
Tax credit carryforwards	64,013	46,355
Warranty reserve	4,482	5,086
Accrued compensation	5,547	5,125
Deferred rent	3,390	2,673
Inventory reserve	6,069	4,899
Stock-based compensation	9,793	8,830
Contract accounting	768	1,415
Other	8,027	8,060
Valuation allowance	(14,695)	(12,671)

Total deferred tax assets	250,942	149,702
Deferred tax liabilities:
Property, equipment and satellites and intangible assets	(180,096)	(87,254)

Total deferred tax liabilities	(180,096)	(87,254)

Net deferred tax assets	$70,846	$62,448

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Fiscal Years Ended
	March 30, 2012	April 1, 2011	April 2, 2010
	(In thousands)
Tax (benefit) expense at federal statutory rate	$(2,128)	$12,749	$12,698
State tax provision, net of federal benefit	112	1,375	2,259
Tax credits, net of valuation allowance	(12,973)	(15,615)	(11,408)
Manufacturing deduction	176	—	—
Non-deductible transaction costs	—	30	1,435
Non-deductible compensation	700	1,054	377
Non-deductible meals and entertainment	447	328	163
Other	15	77	(86)

Total (benefit from) provision for income taxes	$(13,651)	$(2)	$5,438

As of March 30, 2012, the Company had federal and state research credit carryforwards of approximately $52.2 million and $58.6 million, respectively, which begin to expire in fiscal year 2026 and fiscal year 2018, respectively, and federal and state net operating loss carryforwards of approximately $467.9 million and $347.4 million, respectively, which begin to expire in fiscal year 2020 and fiscal year 2012, respectively.

The Company recognizes excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company. During fiscal year 2012, the Company did not realize any excess tax benefits. As of March 30, 2012, the Company had $17.3 million of unrealized excess tax benefits associated with share-based compensation. These tax benefits will be accounted for as a credit to additional paid-in capital if and when realized, rather than a reduction of the provision for income taxes.

In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $14.7 million at March 30, 2012 and $12.7 million at April 1, 2011 has been established relating to state net operating loss carryforwards and research credit carryforwards that, based on management’s estimate of future taxable income attributable to certain states and generation of additional research credits, are considered more likely than not to expire unused.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

If the Company has an “Ownership Change” as defined under Internal Revenue Code Section 382, it may have an annual limitation on the utilization of its net operating loss and tax credit carryforwards.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	As of
	March 30, 2012	April 1, 2011	April 2, 2010
	(In thousands)
Balance, beginning of fiscal year	$33,015	$31,759	$37,917
Increase (decrease) related to prior year tax positions	819	1,819	(2,058)
Increases related to current year tax positions	3,148	4,740	3,031
Statute expirations	(3,426)	(5,303)	(3,452)
Settlements	—	—	(3,679)

Balance, end of fiscal year	$33,556	$33,015	$31,759

Of the total unrecognized tax benefits at March 30, 2012, approximately $26.4 million would reduce the Company’s annual effective tax rate if recognized, subject to valuation allowance consideration.

Included in the balance at March 30, 2012 are $0.8 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

In the next twelve months it is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $2.5 million as a result of the expiration of the statute of limitations or settlements with tax authorities for previously filed tax returns.

The Company is subject to periodic audits by domestic and foreign tax authorities. The Internal Revenue Service (“IRS”) examination of the Company’s U.S. federal tax returns for fiscal years 2009 and 2010 was completed in the first quarter of fiscal 2012 and no changes were made. However, the statute of limitations on the Company’s U.S. federal tax returns remains open for fiscal years 2009 through 2011. Additionally, tax credit carryovers that were generated in prior years and utilized in these years may also be subject to examination by the IRS. With few exceptions, fiscal years 2008 to 2011 remain open to examination by state and foreign taxing jurisdictions. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest or penalties associated with uncertain tax positions as of March 30, 2012.

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The purchase price allocation of the acquired assets and assumed liabilities based on the estimated fair values is as follows:

(In thousands)
Current assets	$4,382
Property and equipment	484
Identifiable intangible assets	11,199
Goodwill	7,381

Total assets acquired	23,446

Current liabilities	(1,843)
Other long-term liabilities	(2,770)

Total liabilities assumed	(4,613)

Total purchase price	$18,833

Amounts assigned to identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives and are as follows:

	Fair Value	Estimated Weighted Average Life
	(In thousands)
Technology	$9,026	5
Customer relationships	1,977	10
Non-compete agreements	196	5

Total identifiable intangible assets	$11,199	6

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

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The purchase price allocation of the acquired assets and assumed liabilities based on the estimated fair values is as follows:

(In thousands)
Current assets	$106,672
Property, equipment and satellites	378,263
Identifiable intangible assets	82,070
Goodwill	9,809
Deferred income taxes	22,693
Other assets	1,969

Total assets acquired	601,476

Current liabilities	(19,689)
Other long-term liabilities	(7,168)

Total liabilities assumed	(26,857)

Total purchase price	$574,619

Amounts assigned to identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives and are as follows:

	Fair Value	Estimated Weighted Average Life
	(In thousands)
Trade name	$5,680	3
Customer relationships — retail	39,840	6
Customer relationships — wholesale	27,950	8
Satellite co-location rights	8,600	10

Total identifiable intangible assets	$82,070	7

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

Unaudited pro forma financial information

The unaudited financial information in the table below summarizes the combined results of operations for the Company and WildBlue on a pro forma basis, as though the companies had been combined as of the beginning of the related fiscal year. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the related fiscal year. The pro forma financial information for fiscal year 2010 include the business combination accounting effect on historical WildBlue revenue, elimination of the historical ViaSat revenues and related costs of revenues derived from sales of CPE units to WildBlue, amortization and depreciation charges from acquired intangible and tangible assets, the difference between WildBlue’s and ViaSat’s historical interest

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

expense/interest income due to ViaSat’s new capitalization structure as a result of the acquisition, related tax effects and adjustment to shares outstanding for shares issued for the acquisition.

Fiscal Year Ended April 2, 2010
(In thousands, except per share data)
Total revenues	$818,505

Net income attributable to ViaSat, Inc.	$30,792

Basic net income per share attributable to ViaSat, Inc. common stockholders	$0.85

Diluted net income per share attributable to ViaSat, Inc. common stockholders	$0.81

Note 10 — Employee Benefits

The Company is a sponsor of a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code which was amended during the fourth quarter of fiscal year 2009. Under the amended plan, the Company may make discretionary contributions to the plan which vest over six years. The Company’s discretionary matching contributions to the plan are based on the amount of employee contributions and can be made in cash or the Company’s common stock at the Company’s election. Subsequent to the fiscal year-end, the Company elected to settle the discretionary contributions liability in stock. Based on the year-end common stock closing price, the Company would issue 144,984 shares of common stock at this time. Discretionary contributions accrued by the Company as of March 30, 2012 and April 1, 2011 amounted to $7.0 million and $6.3 million, respectively.

Note 11 — Commitments

In January 2008, the Company entered into several agreements with Space Systems/Loral, Inc. (SS/L), Loral Space & Communications, Inc. (Loral) and Telesat Canada related to the Company’s high-capacity Ka-band spot-beam satellite, ViaSat-1. In October 2011, VaiSat-1 was successfully launched into orbit. SS/L handed over operation of the satellite to the Company in December 2011, following the successful completion of the manufacturer’s in-orbit testing. In January 2012, the Company commenced commercial operation of its ViaSat-1-based Exede broadband services. The Company’s contract with SS/L requires monthly in-orbit satellite performance incentive payments, including interest, over a fifteen-year period from December 2011 until December 2026, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite during the third quarter of fiscal year 2012. As of March 30, 2012, the Company’s estimated satellite performance incentives obligation and accrued interest was $22.5 million, of which $1.6 million and $20.9 million have been classified current in accrued liabilities and non-current in other liabilities, respectively. Under the satellite construction contract with SS/L, the Company may incur up to $39.4 million in total costs for satellite performance incentives obligation and related interest earned over the fifteen-year period with potential future minimum payments of $1.6 million, $1.7 million, $1.8 million, $2.0 million and $2.1 million in fiscal years 2013, 2014, 2015, 2016 and 2017, respectively, with $29.7 million commitments thereafter.

On May 7, 2009, the Company entered into an Amended and Restated Launch Services Agreement with Arianespace, whereby Arianespace has agreed to perform certain launch services for a future ViaSat satellite launch prior to December 2015. This amendment and restatement also provides for certain cost adjustments depending on fluctuations in foreign currencies, mass of the satellite launched and launch period timing.

The Company has various other purchase commitments under satellite capacity agreements which are used to provide satellite networking services to its customers for future minimum payments of $34.1 million, $13.2 million, $1.5 million, $0.6 million and $0.1 million in fiscal years 2013, 2014, 2015, 2016 and 2017, respectively, with no further commitments thereafter.

The Company leases office and other facilities under non-cancelable operating leases with initial terms ranging from one to fifteen years which expire between fiscal year 2013 and fiscal year 2023 and provide for pre-negotiated fixed rental rates during the terms of the lease. Certain of the Company’s facilities leases contain option provisions which allow for extension of the lease terms.

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight-line basis over the lease term as that term is defined in the authoritative guidance for leases including any option periods considered in the lease term and any periods during which the Company has use of the property but is not charged rent by a landlord (“rent holiday”). Leasehold improvement incentives paid to the Company by a landlord are recorded as a liability and amortized as a

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

reduction of rent expense over the lease term. Total rent expense was $18.9 million, $17.1 million and $14.5 million in fiscal years 2012, 2011 and 2010, respectively.

Future minimum lease payments are as follows:

Fiscal Years Ending	(In thousands)
2013	$19,401
2014	19,637
2015	18,702
2016	17,742
2017	14,841
Thereafter	42,585

$132,908

Note 12 — Contingencies

On February 1, 2012, the Company filed a complaint against SS/L and its parent company Loral in the United States District Court for the Southern District of California for patent infringement and breach of contract relating to the manufacture of ViaSat-1. The Company alleges, among other things, that SS/L and Loral infringed U.S. Patent Nos. 8,107,875, 8,010,043, 8,068,827 and 7,773,942 by making, using, offering to sell and/or selling other high-capacity broadband satellites, and have requested monetary damages, injunctive relief and other remedies.

On April 9, 2012, SS/L filed a complaint against the Company in the United States District Court for the Southern District of California for patent infringement and declaratory relief. SS/L’s declaratory relief claims relate to the Company’s complaint described above. Specifically, SS/L seeks a judicial declaration that SS/L did not breach the parties’ contract for the manufacture of ViaSat-1, that SS/L does not infringe the Company’s patents described above and that those patents are invalid and/or unenforceable. SS/L also alleges that the Company infringed U.S. Patent Nos. 6,879,808, 6,400,696 and 7,219,132 by providing broadband internet service by means of the Anik F2 satellite using ViaSat satellite gateways and satellite user terminals. SS/L has indicated that it intends to seek consolidation of its case with the case the Company previously filed against SS/L and Loral.

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

The Company entered into the Indemnification Agreement with the Indemnitors in connection with the Company’s acquisition of WildBlue. Pursuant to the terms of the Indemnification Agreement, the Indemnitors agreed to indemnify the Company for any damages relating to, among other things, the Action. During the third quarter of fiscal year 2012, the parties to the Action entered into a settlement agreement whereby the parties agreed to release all claims in exchange for a payment of $20.5 million by WildBlue to the plaintiffs. Payment of this amount by WildBlue was expressly conditioned upon the Indemnitors fully funding all amounts other than the $0.5 million the Company was obligated to pay under the Indemnification Agreement. In January 2012, in accordance with the terms of the settlement agreement, the Company received $20.0 million in cash from the Indemnitors and paid $20.5 million to the plaintiffs in the Action. Under the indemnification agreement, the Company had no amounts outstanding as of March 30, 2012 and a liability of $0.5 million as of April 1, 2011.

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

not been completed for fiscal year 2003 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal year 2002 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of March 30, 2012 and April 1, 2011, the Company had $6.7 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on status of the related contracts.

Note 13 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty cost, the Company bases its estimates on its experience with the technology involved and the type of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual in fiscal years 2012, 2011 and 2010.

	Fiscal Years Ended
	March 30, 2012	April 1, 2011	April 2, 2010
	(In thousands)
Balance, beginning of period	$12,942	$11,208	$11,194
Change in liability for warranties issued in period	5,441	7,396	6,988
Settlements made (in cash or in kind) during the period	(6,732)	(5,662)	(6,974)

Balance, end of period	$11,651	$12,942	$11,208

Note 14 — Restructuring

In the third quarter of fiscal year 2010, the Company initiated a post-acquisition restructuring plan related to the termination of certain duplicative employee positions upon the acquisition of WildBlue. Under the terms of the plan, the Company recorded restructuring charges of approximately $0.5 million and $2.7 million as part of selling, general and administrative expenses within the satellite services segment during fiscal years 2011 and 2010, respectively. The Company recorded no restructuring charges during fiscal year 2012. As of March 30, 2012 and April 1, 2011, no restructuring charges and $0.2 million of restructuring charges, respectively, remained unpaid and recorded in accrued liabilities. During fiscal year 2012, 2011 and 2010, the Company paid approximately $0.2 million, $0.6 million and $2.4 million of the outstanding restructuring liabilities, respectively.

Note 15 — Segment Information

The Company’s reporting segments, comprised of the satellite services, commercial networks and government systems segment, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides retail and wholesale satellite-based broadband internet services for its consumer, enterprise and mobile broadband customers in the United States, as well as managed network services for the satellite communication systems of the Company’s consumer, enterprise and mobile broadband customers worldwide. The Company’s commercial networks segment develops and produces a variety of advanced end-to-end satellite communication systems and ground networking equipment and products, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment develops and produces network-centric IP-based secure government communications systems, products, services and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the commercial networks and satellite services segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As discussed further in Note 1, included in the government systems segment operating profit for fiscal year 2011 is an $8.5 million forward loss recorded on a government satellite communications program. As discussed in Note 1, also included in the government systems segment operating profit for fiscal year 2011 is an additional $5.0 million in contract related reserves for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts, which resulted in a decrease to revenues and earnings. The Company’s satellite services segment operating profit for fiscal year 2011 reflects a $5.2 million benefit to cost of service revenues related to a WildBlue satellite capacity contract liability acquired and release of future payment liabilities related thereto. Segment revenues and operating profits (losses) for the fiscal years ended March 30, 2012, April 1, 2011 and April 2, 2010 were as follows:

	Fiscal Years Ended
	March 30, 2012	April 1, 2011	April 2, 2010
	(In thousands)
Revenues
Satellite Services
Product	$2,998	$5,551	$1,012
Service	219,674	229,401	74,797

Total	222,672	234,952	75,809
Commercial Networks
Product	229,941	167,446	213,142
Service	21,736	15,697	13,978

Total	251,677	183,143	227,120
Government Systems
Product	309,125	350,941	369,920
Service	80,153	33,170	15,231

Total	389,278	384,111	385,151
Elimination of intersegment revenues	—	—	—

Total revenues	$863,627	$802,206	$688,080

Operating (losses) profits
Satellite Services	$(16,790)	$38,228	$(9,305)
Commercial Networks	(12,974)	(9,482)	6,091
Government Systems	50,690	29,872	55,720
Elimination of intersegment operating profits	—	—	—

Segment operating profit before corporate and amortization	20,926	58,618	52,506
Corporate	—	44	(2)
Amortization of acquired intangible assets	(18,732)	(19,409)	(9,494)

Income from operations	$2,194	$39,253	$43,010

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. Segment assets as of March 30, 2012 and April 1, 2011 were as follows:

	As of March 30, 2012	As of April 1, 2011
	(In thousands)
Segment assets
Satellite Services	$95,671	$93,857
Commercial Networks	170,553	133,158
Government Systems	219,199	228,194

Total segment assets	485,423	455,209
Corporate assets	1,241,730	950,539

Total assets	$1,727,153	$1,405,748

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other acquired intangible assets, net and goodwill included in segment assets as of March 30, 2012 and April 1, 2011 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
	(In thousands)
Satellite Services	$52,390	$65,341	$9,809	$9,809
Commercial Networks	2,186	5,391	43,739	43,700
Government Systems	8,465	11,157	29,913	30,023

Total	$63,041	$81,889	$83,461	$83,532

Amortization of acquired intangible assets by segment for the fiscal years ended March 30, 2012, April 1, 2011 and April 2, 2010 was as follows:

	Fiscal Years Ended
	March 30, 2012	April 1, 2011	April 2, 2010
	(In thousands)
Satellite Services	$12,951	$12,951	$3,779
Commercial Networks	3,224	4,001	4,629
Government Systems	2,557	2,457	1,086

Total amortization of acquired intangible assets	$18,732	$19,409	$9,494

Revenue information by geographic area for the fiscal years ended March 30, 2012, April 1, 2011 and April 2, 2010 was as follows:

	Fiscal Years Ended
	March 30, 2012	April 1, 2011	April 2, 2010
	(In thousands)
United States	$680,655	$667,060	$554,522
Europe, Middle East and Africa	114,382	95,356	90,838
Asia, Pacific	22,683	24,203	25,293
North America other than United States	32,657	8,321	9,026
Central and Latin America	13,250	7,266	8,401

Total	$863,627	$802,206	$688,080

The Company distinguishes revenues from external customers by geographic area based on customer location.

The net book value of long-lived assets located outside the United States was $18.7 million and $7.9 million at March 30, 2012 and April 1, 2011, respectively.

Note 16 — Certain Relationships and Related-Party Transactions

Michael Targoff, who served as a director of the Company between February 2003 and February 2012, currently serves as the Chief Executive Officer and the Vice Chairman of the board of directors of Loral, the parent of SS/L, and is also a director of Telesat Holdings Inc., a joint venture company formed by Loral and the Public Sector Pension Investment Board to acquire Telesat Canada in October 2007. John Stenbit, a director of the Company since August 2004, also currently serves on the board of directors of Loral.

In January 2008, the Company entered into a satellite construction contract with SS/L under which the Company purchased a new high-capacity Ka-band spot-beam satellite, ViaSat-1, designed by the Company and constructed by SS/L. In addition, the Company entered into a beam sharing agreement with Loral, whereby Loral is responsible for contributing 15% of the total costs associated with the ViaSat-1 satellite project. The Company’s purchase of the ViaSat-1 satellite from SS/L was approved by the disinterested members of the Company’s Board of Directors, after a determination by the disinterested members of the Company’s Board that the terms and conditions of the purchase were fair to and in the best interests of the Company and its stockholders. On March 1, 2011, Loral entered into agreements with Telesat Canada pursuant to which Loral assigned to Telesat Canada and Telesat Canada assumed from Loral all of Loral’s rights and obligations with respect to the Canadian beams on ViaSat-1. In October 2011, ViaSat-1 was successfully launched into orbit. SS/L handed over operation of the satellite to the Company in December 2011 following the successful completion of the manufacturer’s in-orbit testing. The Company’s contract with SS/L requires the Company to make monthly satellite performance incentive payments, including interest, over a fifteen-year period, commencing from the transfer of title of the satellite to the Company, subject to the continued satisfactory performance of the satellite (see Note 11). Material amounts related to the satellite construction contract with SS/L are disclosed in the tables below.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition, from time to time, the Company enters into various contracts in the ordinary course of business with SS/L and Telesat Canada. Material amounts related to these contracts are disclosed in the tables below.

Current payables included in accrued liabilities, collection in excess of revenues and deferred revenues included in accrued liabilities and long-term payables included in other liabilities as of March 30, 2012 and April 1, 2011 were as follows:

	As of March 30, 2012	As of April 1, 2011
	(In thousands)
Payables, current
Loral – satellite construction contract	$1,599	$—
Collections in excess of revenues and deferred revenues
Loral – ordinary course of business	*	1,376
Payables, long-term
Loral – satellite construction contract (estimated satellite performance incentives)	20,910	—

*	Amounts were not meaningful.

Revenue and expense for the fiscal years ended March 30, 2012, April 1, 2011 and April 2, 2010 were as follows:

	Fiscal Years Ended
	March 30, 2012	April 1, 2011	April 2, 2010
	(In thousands)
Revenue
Loral – ordinary course of business	$3,983	$3,282	$—
Expense
Telesat Canada – ordinary course of business	3,380	2,153	2,146

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash received and cash paid during the fiscal years ended March 30, 2012, April 1, 2011 and April 2, 2010 were as follows:

	Fiscal Years Ended
	March 30, 2012	April 1, 2011	April 2, 2010
	(In thousands)
Cash received
Loral – Beam Sharing Agreement	$4,298	$8,230	$2,609
Telesat Canada – Beam Sharing Agreement	9,159	—	—
Loral – ordinary course of business	1,194	3,876	—
Telesat Canada – ordinary course of business	2,930	1,239	1,922
Cash paid
Loral – satellite construction contract (including estimated satellite performance incentives)	4,174	25,020	62,883
Telesat Canada – ordinary course of business	7,606	7,178	2,126

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

Note 17 — Financial Statements of Parent and Subsidiary Guarantors

The $550.0 million in aggregate principal amount of Senior Notes issued by the Company are comprised of $275.0 million in principal amount of 2016 Notes and $275.0 million in principal amount of 2020 Notes. The Senior Notes are jointly and severally guaranteed on a full and unconditional basis by each of the Guarantor Subsidiaries, subject to certain customary release provisions, including the sale, transfer or other disposition of the capital stock or all or substantially all of the assets of a Guarantor Subsidiary, the designation of a Guarantor Subsidiary as an unrestricted subsidiary, the release or discharge of the Guarantor Subsidiary’s guarantee of the Credit Facility or the exercise of the legal defeasance option or covenant defeasance option. All of the Guarantor Subsidiaries are direct or indirect 100% owned subsidiaries of the Company. The indentures governing the Senior Notes limit, among other things, the Company’s and its restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; reduce the Company’s satellite insurance; and consolidate or merge with, or sell substantially all of their assets to, another person.

The following supplemental financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of operations and statements of cash flows for the Company (as “Issuing Parent Company”), the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Company and subsidiaries as of March 30, 2012 and April 1, 2011 and for the fiscal years ended March 30, 2012, April 1, 2011 and April 2, 2010.

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidated Balance Sheet as of March 30, 2012

	Issuing Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$162,426	$439	$9,718	$—	$172,583
Accounts receivable, net	192,313	12,411	6,966	—	211,690
Inventories	106,151	16,474	5,021	—	127,646
Deferred income taxes	18,482	1,526	308	—	20,316
Prepaid expenses and other current assets	27,128	2,923	866	—	30,917

Total current assets	506,500	33,773	22,879	—	563,152
Satellites, net	358,580	227,151	—	—	585,731
Property and equipment, net	178,611	110,137	6,225	—	294,973
Other acquired intangible assets, net	2,633	52,389	8,019	—	63,041
Goodwill	63,939	9,687	9,835	—	83,461
Investments in subsidiaries and intercompany receivables	437,631	2,501	1,428	(441,560)	—
Other assets	117,300	18,886	609	—	136,795

Total assets	$1,665,194	$454,524	$48,995	$(441,560)	$1,727,153

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$62,085	$12,192	$763	$—	$75,040
Accrued liabilities	128,327	27,477	3,958	—	159,762
Current portion of other long-term debt	129	1,111	—	—	1,240

Total current liabilities	190,541	40,780	4,721	—	236,042
Senior Notes, net	547,791	—	—	—	547,791
Other long-term debt	74	700	—	—	774
Intercompany payables	1,428	4,462	9,429	(15,319)	—
Other liabilities	37,385	10,269	2,699	—	50,353

Total liabilities	777,219	56,211	16,849	(15,319)	834,960

Equity:
ViaSat, Inc. stockholders’ equity
Total ViaSat, Inc. stockholders’ equity	887,975	398,313	32,146	(430,459)	887,975
Noncontrolling interest in subsidiary	—	—	—	4,218	4,218

Total equity	887,975	398,313	32,146	(426,241)	892,193

Total liabilities and equity	$1,665,194	$454,524	$48,995	$(441,560)	$1,727,153

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidated Balance Sheet as of April 1, 2011

	Issuing Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,347	$7,600	$8,543	$—	$40,490
Accounts receivable, net	171,183	10,644	10,062	—	191,889
Inventories	88,542	7,484	2,932	(403)	98,555
Deferred income taxes	16,428	1,723	162	492	18,805
Prepaid expenses and other current assets	15,236	4,745	1,160	—	21,141

Total current assets	315,736	32,196	22,859	89	370,880
Satellites, net	276,418	256,582	—	—	533,000
Property and equipment, net	122,945	103,410	7,785	(1,001)	233,139
Other acquired intangible assets, net	6,201	65,341	10,347	—	81,889
Goodwill	63,939	9,686	9,907	—	83,532
Investments in subsidiaries and intercompany receivables	490,288	2,246	404	(492,938)	—
Other assets	89,834	12,922	552	—	103,308

Total assets	$1,365,361	$482,383	$51,854	$(493,850)	$1,405,748

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$62,465	$8,164	$1,083	$—	$71,712
Accrued liabilities	100,749	25,691	4,143	—	130,583
Current portion of other long-term debt	116	1,012	—	—	1,128

Total current liabilities	163,330	34,867	5,226	—	203,423
Senior Notes, net	272,296	—	—	—	272,296
Other long-term debt	60,203	1,743	—	—	61,946
Intercompany payables	14,606	—	11,945	(26,551)	—
Other liabilities	16,464	4,321	3,057	—	23,842

Total liabilities	526,899	40,931	20,228	(26,551)	561,507

Equity:
ViaSat, Inc. stockholders’ equity
Total ViaSat, Inc. stockholders’ equity	838,462	441,452	31,626	(471,415)	840,125
Noncontrolling interest in subsidiary	—	—	—	4,116	4,116

Total equity	838,462	441,452	31,626	(467,299)	844,241

Total liabilities and equity	$1,365,361	$482,383	$51,854	$(493,850)	$1,405,748

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidated Statement of Operations for the Fiscal Year Ended March 30, 2012

	Issuing Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(In thousands)
Revenues:
Product revenues	$514,577	$2,998	$24,767	$(278)	$542,064
Service revenues	106,548	206,470	10,482	(1,937)	321,563

Total revenues	621,125	209,468	35,249	(2,215)	863,627
Operating expenses:
Cost of product revenues	384,858	2,902	16,711	(1,677)	402,794
Cost of service revenues	66,833	160,579	7,612	(1,837)	233,187
Selling, general and administrative	119,227	53,051	9,453	(3)	181,728
Independent research and development	24,109	—	928	(45)	24,992
Amortization of acquired intangible assets	3,569	12,954	2,209	—	18,732

Income (loss) from operations	22,529	(20,018)	(1,664)	1,347	2,194

Other income (expense):
Interest income	264	—	6	(210)	60
Interest expense	(8,199)	(108)	(210)	210	(8,307)

Income (loss) before income taxes	14,594	(20,126)	(1,868)	1,347	(6,053)

Provision for (benefit from) income taxes	(7,407)	(6,038)	(698)	492	(13,651)
Equity in net income (loss) of consolidated subsidiaries	(15,360)	—	—	15,360	—

Net income (loss)	6,641	(14,088)	(1,170)	16,215	7,598
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	102	102

Net income (loss) attributable to ViaSat, Inc.	$6,641	$(14,088)	$(1,170)	$16,113	$7,496

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidated Statement of Operations for the Fiscal Year Ended April 1, 2011

	Issuing Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(In thousands)
Revenues:
Product revenues	$505,634	$5,546	$16,583	$(3,825)	$523,938
Service revenues	53,701	215,267	10,994	(1,694)	278,268

Total revenues	559,335	220,813	27,577	(5,519)	802,206
Operating expenses:
Cost of product revenues	375,635	8,228	9,426	(3,344)	389,945
Cost of service revenues	34,339	121,024	6,926	(1,666)	160,623
Selling, general and administrative	104,235	50,946	9,123	(39)	164,265
Independent research and development	27,807	—	924	(20)	28,711
Amortization of acquired intangible assets	4,672	12,954	1,783	—	19,409

Income (loss) from operations	12,647	27,661	(605)	(450)	39,253

Other income (expense):
Interest income	687	—	9	(373)	323
Interest expense	(3,103)	(49)	(375)	373	(3,154)

Income (loss) before income taxes	10,231	27,612	(971)	(450)	36,422

Provision for (benefit from) income taxes	(10,188)	10,325	353	(492)	(2)
Equity in net income (loss) of consolidated subsidiaries	15,654	—	—	(15,654)	—

Net income (loss)	36,073	17,287	(1,324)	(15,612)	36,424
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	309	309

Net income (loss) attributable to ViaSat, Inc.	$36,073	$17,287	$(1,324)	$(15,921)	$36,115

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidated Statement of Operations for the Fiscal Year Ended April 2, 2010

	Issuing Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(In thousands)
Revenues:
Product revenues	$581,911	$907	$4,065	$(2,809)	$584,074
Service revenues	34,986	62,499	7,010	(489)	104,006

Total revenues	616,897	63,406	11,075	(3,298)	688,080
Operating expenses:
Cost of product revenues	405,624	960	3,851	(1,909)	408,526
Cost of service revenues	23,070	36,937	7,316	(493)	66,830
Selling, general and administrative	109,931	20,957	2,013	(6)	132,895
Independent research and development	26,961	2	362	—	27,325
Amortization of acquired intangible assets	5,178	3,778	538	—	9,494

Income (loss) from operations	46,133	772	(3,005)	(890)	43,010

Other income (expense):
Interest income	658	3	12	(52)	621
Interest expense	(7,354)	—	(52)	52	(7,354)

Income (loss) before income taxes	39,437	775	(3,045)	(890)	36,277

Provision for (benefit from) income taxes	5,113	308	17	—	5,438
Equity in net income (loss) of consolidated subsidiaries	(2,300)	—	—	2,300	—

Net income (loss)	32,024	467	(3,062)	1,410	30,839
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	(297)	(297)

Net income (loss) attributable to ViaSat, Inc.	$32,024	$467	$(3,062)	$1,707	$31,136

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidated Statement of Cash Flows for the Fiscal Year Ended March 30, 2012

	Issuing Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$64,191	$71,869	$7,350	$(1,961)	$141,449

Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(156,874)	(46,922)	(3,138)	1,961	(204,973)
Cash paid for patents, licenses and other assets	(23,993)	—	(56)	—	(24,049)
Long-term intercompany notes and investments	2,849	—	—	(2,849)	—

Net cash provided by (used in) investing activities	(178,018)	(46,922)	(3,194)	(888)	(229,022)
Cash flows from financing activities:
Proceeds from line of credit borrowings	130,000	—	—	—	130,000
Payments on line of credit	(190,000)	—	—	—	(190,000)
Proceeds from issuance of Senior Notes	275,000	—	—	—	275,000
Payment of debt issuance costs	(5,706)	—	—	—	(5,706)
Proceeds from issuance of common stock under equity plans	19,341	—	—	—	19,341
Purchase of common stock in treasury	(7,451)	—	—	—	(7,451)
Payments on capital lease	(116)	(948)	—	—	(1,064)
Payments on estimated satellite performance incentives obligation	(322)	—	—	—	(322)
Long-term intercompany financing	31,160	(31,160)	(2,849)	2,849	—

Net cash provided by (used in) financing activities	251,906	(32,108)	(2,849)	2,849	219,798
Effect of exchange rate changes on cash	—	—	(132)	—	(132)

Net increase (decrease) in cash and cash equivalents	138,079	(7,161)	1,175	—	132,093
Cash and cash equivalents at beginning of fiscal year	24,347	7,600	8,543	—	40,490

Cash and cash equivalents at end of fiscal year	$162,426	$439	$9,718	$—	$172,583

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidated Statement of Cash Flows for the Fiscal Year Ended April 1, 2011

	Issuing Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$57,877	$112,029	$(19)	$(270)	$169,617

Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(152,416)	(54,126)	(2,013)	270	(208,285)
Cash paid for patents, licenses and other assets	(15,942)	—	(44)	—	(15,986)
Payments related to acquisition of businesses, net of cash acquired	(14,203)	—	747	—	(13,456)
Long-term intercompany notes and investments	(726)	100	1,731	(1,105)	—

Net cash provided by (used in) investing activities	(183,287)	(54,026)	421	(835)	(237,727)
Cash flows from financing activities:
Proceeds from line of credit borrowings	40,000	—	—	—	40,000
Payments on line of credit	(40,000)	—	—	—	(40,000)
Payment of debt issuance costs	(2,775)	—	—	—	(2,775)
Proceeds from issuance of common stock under equity plans	26,398	—	—	—	26,398
Purchase of common stock in treasury	(5,880)	—	—	—	(5,880)
Incremental tax benefits from stock-based compensation	867	—	—	—	867
Long-term intercompany financing	64,889	(66,619)	625	1,105	—

Net cash provided by (used in) financing activities	83,499	(66,619)	625	1,105	18,610
Effect of exchange rate changes on cash	—	—	359	—	359

Net increase (decrease) in cash and cash equivalents	(41,911)	(8,616)	1,386	—	(49,141)
Cash and cash equivalents at beginning of fiscal year	66,258	16,216	7,157	—	89,631

Cash and cash equivalents at end of fiscal year	$24,347	$7,600	$8,543	$—	$40,490

VIASAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidated Statement of Cash Flows for the Fiscal Year Ended April 2, 2010

	Issuing Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$74,032	$40,671	$(1,238)	$(919)	$112,546

Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(121,497)	(10,075)	(3,890)	919	(134,543)
Cash paid for patents, licenses and other assets	(13,709)	—	(87)	—	(13,796)
Payments related to acquisition of businesses, net of cash acquired	(442,700)	64,336	377	—	(377,987)
Change in restricted cash, net	(31)	7,329	—	—	7,298
Long-term intercompany notes and investments	(5,114)	—	691	4,423	—

Net cash provided by (used in) investing activities	(583,051)	61,590	(2,909)	5,342	(519,028)
Cash flows from financing activities:
Proceeds from line of credit borrowings	263,000	—	—	—	263,000
Payments on line of credit	(203,000)	—	—	—	(203,000)
Proceeds from issuance of Senior Notes, net of discount	271,582	—	—	—	271,582
Payment of debt issuance costs	(12,781)	—	—	—	(12,781)
Proceeds from issuance of common stock under equity plans	23,085	—	—	—	23,085
Proceeds from common stock issued under public offering, net of issuance costs	100,533	—	—	—	100,533
Purchase of common stock in treasury	(10,326)	—	—	—	(10,326)
Intercompany long-term financing	85,354	(86,045)	5,114	(4,423)	—

Net cash provided by (used in) financing activities	517,447	(86,045)	5,114	(4,423)	432,093
Effect of exchange rate changes on cash	—	—	529	—	529

Net increase (decrease) in cash and cash equivalents	8,428	16,216	1,496	—	26,140
Cash and cash equivalents at beginning of fiscal year	57,830	—	5,661	—	63,491

Cash and cash equivalents at end of fiscal year	$66,258	$16,216	$7,157	$—	$89,631

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Three Fiscal Years Ended March 30, 2012

Date	Allowance for Doubtful Accounts
(In thousands)
Balance, April 3, 2009	$362
Charged (credited) to costs and expenses	416
Deductions	(239)

Balance, April 2, 2010	$539
Charged (credited) to costs and expenses	813
Deductions	(859)

Balance, April 1, 2011	$493
Charged (credited) to costs and expenses	1,194
Deductions	(690)

Balance, March 30, 2012	$997

Date	Deferred Tax Asset Valuation Allowance
(In thousands)
Balance, April 3, 2009	$2,062
Charged (credited) to costs and expenses	1,306
Charged (credited) to goodwill*	9,706
Deductions	—

Balance, April 2, 2010	$13,074
Charged (credited) to costs and expenses	1,445
Charged (credited) to goodwill*	(1,848)
Deductions	—

Balance, April 1, 2011	$12,671
Charged (credited) to costs and expenses	2,024
Deductions	—

Balance, March 30, 2012	$14,695

*	Related to the acquisition of WildBlue

II-1