Form 10-Q
period 2012-06-29
VIASAT INC
filed 2012-08-08
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of July 27, 2012 was 43,525,952.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of June 29, 2012	As of March 30, 2012
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$129,892	$172,583
Accounts receivable, net	221,894	211,690
Inventories	137,837	127,646
Deferred income taxes	20,374	20,316
Prepaid expenses and other current assets	32,312	30,917

Total current assets	542,309	563,152
Satellites, net	573,017	585,731
Property and equipment, net	309,609	294,973
Other acquired intangible assets, net	58,815	63,041
Goodwill	83,171	83,461
Other assets	154,696	136,795

Total assets	$1,721,617	$1,727,153

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$75,731	$75,040
Accrued liabilities	148,264	159,762
Current portion of other long-term debt	1,255	1,240

Total current liabilities	225,250	236,042
Senior Notes, net	547,915	547,791
Other long-term debt	454	774
Other liabilities	54,634	50,353

Total liabilities	828,253	834,960

Commitments and contingencies (Note 8)
Equity:
ViaSat, Inc. stockholders’ equity
Common stock	4	4
Paid-in capital	667,997	649,672
Retained earnings	247,798	262,218
Common stock held in treasury	(27,378)	(25,358)
Accumulated other comprehensive income	738	1,439

Total ViaSat, Inc. stockholders’ equity	889,159	887,975
Noncontrolling interest in subsidiary	4,205	4,218

Total equity	893,364	892,193

Total liabilities and equity	$1,721,617	$1,727,153

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	June 29, 2012	July 1, 2011
	(In thousands, except per share data)
Revenues:
Product revenues	$147,729	$122,546
Service revenues	94,034	72,555

Total revenues	241,763	195,101
Operating expenses:
Cost of product revenues	109,049	92,285
Cost of service revenues	78,569	49,316
Selling, general and administrative	56,501	41,733
Independent research and development	7,369	5,694
Amortization of acquired intangible assets	4,064	4,772

(Loss) income from operations	(13,789)	1,301
Other income (expense):
Interest income	60	26
Interest expense	(11,546)	—

(Loss) income before income taxes	(25,275)	1,327
Benefit from income taxes	(10,842)	(267)

Net (loss) income	(14,433)	1,594
Less: Net loss attributable to the noncontrolling interest, net of tax	(13)	(165)

Net (loss) income attributable to ViaSat, Inc.	$(14,420)	$1,759

Basic net (loss) income per share attributable to ViaSat, Inc. common stockholders	$(0.33)	$0.04
Diluted net (loss) income per share attributable to ViaSat, Inc. common stockholders	$(0.33)	$0.04

Shares used in computing basic net (loss) income per share	43,182	41,803
Shares used in computing diluted net (loss) income per share	43,182	43,749

Comprehensive income (loss):
Net (loss) income	$(14,433)	$1,594
Other comprehensive (loss) income, net of tax:
Unrealized loss on hedging, net of tax of $56 and $0, respectively	(89)	(128)
Foreign currency translation adjustments, net of tax of $113 and $0, respectively	(612)	308

Other comprehensive (loss) income, net of tax	(701)	180
Comprehensive (loss) income	(15,134)	1,774

Less: comprehensive loss attributable to the noncontrolling interest, net of tax	(13)	(165)

Comprehensive (loss) income attributable to ViaSat, Inc.	$(15,121)	$1,939

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	June 29, 2012	July 1, 2011
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(14,433)	$1,594
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	31,154	24,372
Amortization of intangible assets	5,563	6,109
Deferred income taxes	(10,888)	—
Stock-based compensation expense	6,619	4,175
Loss on disposition of fixed assets	1,832	1,329
Other non-cash adjustments	1,165	253
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(10,607)	14,649
Inventories	(10,274)	(22,591)
Other assets	(2,194)	(2,773)
Accounts payable	2,306	(3,616)
Accrued liabilities	(4,277)	(15,071)
Other liabilities	4,825	479

Net cash provided by operating activities	791	8,909

Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(36,882)	(36,567)
Cash paid for patents, licenses and other assets	(6,327)	(4,119)

Net cash used in investing activities	(43,209)	(40,686)

Cash flows from financing activities:
Proceeds from issuance of common stock under equity plans	4,635	4,469
Payment of debt issuance costs	(2,215)	—
Purchase of common stock in treasury	(2,020)	(2,165)
Payments on capital lease	(305)	—
Payments of satellite performance incentives obligation	(255)	—
Proceeds from line of credit borrowings	—	15,000

Net cash (used in) provided by financing activities	(160)	17,304
Effect of exchange rate changes on cash	(113)	96

Net decrease in cash and cash equivalents	(42,691)	(14,377)
Cash and cash equivalents at beginning of period	172,583	40,490

Cash and cash equivalents at end of period	$129,892	$26,113

Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$7,060	$6,340

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	ViaSat, Inc. Stockholders								Total
	Common Stock				Common Stock Held in Treasury		Accumulated Other Comprehensive Income (Loss)
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings				Noncontrolling Interest in Subsidiary
					Number of Shares	Amount
	(In thousands, except share data)
Balance at March 30, 2012	43,776,202	$4	$649,672	$262,218	(727,674)	$(25,358)	$1,439	$4,218	$892,193
Exercise of stock options	111,162	—	2,148	—	—	—	—	—	2,148
Issuance of stock under Employee Stock Purchase Plan	77,474	—	2,487	—	—	—	—	—	2,487
Stock-based compensation	—	—	6,630	—	—	—	—	—	6,630
Shares issued in settlement of certain accrued employee compensation liabilities	197,149	—	7,060	—	—	—	—	—	7,060
RSU awards vesting	127,604	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(47,665)	(2,020)	—	—	(2,020)
Net loss	—	—	—	(14,420)	—	—	—	(13)	(14,433)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(701)	—	(701)

Balance at June 29, 2012	44,289,591	$4	$667,997	$247,798	(775,339)	$(27,378)	$738	$4,205	$893,364

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at June 29, 2012, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 29, 2012 and July 1, 2011, the condensed consolidated statements of cash flows for the three months ended June 29, 2012 and July 1, 2011 and the condensed consolidated statement of equity for the three months ended June 29, 2012 have been prepared by the management of ViaSat, Inc. (also referred to hereafter as the Company or ViaSat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 30, 2012 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 30, 2012 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

The Company’s condensed consolidated financial statements include the assets, liabilities and results of operations of ViaSat, its wholly owned subsidiaries and TrellisWare Technologies, Inc. (TrellisWare), a majority-owned subsidiary. All significant intercompany amounts have been eliminated.

The Company’s fiscal year is the 52 or 53 weeks ending on the Friday closest to March 31 of the specified year. For example, references to fiscal year 2013 refer to the fiscal year ending on March 29, 2013. The Company’s quarters for fiscal year 2013 end on June 29, 2012, September 28, 2012, December 28, 2012 and March 29, 2013. This results in a 53 week fiscal year approximately every four to five years. Fiscal years 2013 and 2012 are both 52-week years.

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

Revenue recognition

A substantial portion of the Company’s revenues are derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the authoritative guidance for the percentage-of-completion method of accounting (Accounting Standards Codification (ASC) 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract, or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three months ended June 29, 2012 and July 1, 2011, the Company recorded losses of approximately $1.3 million and $0.3 million, respectively, related to loss contracts.

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

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Contract costs on U.S. government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. government agencies, as well as negotiations with U.S. government representatives. The Company’s incurred cost audits by the DCAA have not been completed for fiscal year 2004 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal year 2003 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of June 29, 2012 and March 30, 2012, the Company had $6.7 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 8).

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses for the three months ended June 29, 2012 and July 1, 2011 were $5.5 million and $0.8 million, respectively.

Property, equipment and satellites

Satellites and other property and equipment are recorded at cost or, in the case of certain satellites and other property acquired, the fair value at the date of acquisition, net of accumulated depreciation. Capitalized satellite costs consist primarily of the costs of satellite construction and launch, including launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentives expected to be payable to satellite manufacturers (dependent on the continued satisfactory performance of the satellites), costs directly associated with the monitoring and support of satellite construction, and interest costs incurred during the period of satellite construction. The Company also constructs gateway facilities, network operations systems and other assets to support its satellites, and those construction costs, including interest, are capitalized as incurred. At the time satellites are placed in service, the Company estimates the useful life of its satellites for depreciation purposes based upon an analysis of each satellite’s performance against the original manufacturer’s orbital design life, estimated fuel levels and related consumption rates, as well as historical satellite operating trends. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets ranging from two to twenty-four years. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term or the life of the improvement. Costs incurred for additions to property, equipment and satellites, together with major renewals and betterments, are capitalized and depreciated over the remaining life of the underlying asset. Costs incurred for maintenance, repairs and minor renewals and betterments are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in operations.

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). During the three months ended June 29, 2012, with respect to assets under construction, the Company capitalized $0.8 million of interest expense. With respect to ViaSat-1, related gateway and networking equipment and other assets, the Company capitalized $7.6 million of interest expense during the three months ended July 1, 2011.

The Company owns two satellites: its new high-capacity Ka-band spot-beam satellite, ViaSat-1 (which was successfully launched into orbit in October 2011 and commenced commercial operation in January 2012) and WildBlue-1 (which was placed into service in March 2007). In addition, the Company has an exclusive prepaid lifetime capital lease of Ka-band capacity over the continental United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and owns related gateway and networking equipment for all of its satellites. The Company periodically reviews the remaining estimated useful life of its satellites to determine if revisions to estimated lives are necessary. The Company’s property and equipment also includes the indoor and outdoor customer premise equipment (CPE) units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment. The Company depreciates the satellites, gateway and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of June 29, 2012 were $101.3 million and $35.6 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of March 30, 2012 were $85.3 million and $33.1 million, respectively.

Occasionally, the Company may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of June 29, 2012 and March 30, 2012, assets under capital leases totaled approximately $3.1 million. Accumulated amortization related to such capital leases was $1.0 million and $0.8 million as of June 29, 2012 and March 30, 2012, respectively. The Company records amortization of assets leased under capital lease arrangements within depreciation expense.

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. As of June 29, 2012 and March 30, 2012, the Company had $3.2 million of capitalized costs related to patents included in other assets. As of June 29, 2012 and March 30, 2012, the Company had $8.6 million and $8.4 million, respectively, of capitalized costs related to acquiring and obtaining orbital slots and other licenses included in other assets. Accumulated amortization related to these assets was approximately $0.4 million as of June 29, 2012 and March 30, 2012. Amortization expense related to these assets was an insignificant amount for the three months ended June 29, 2012 and July 1, 2011. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three months ended June 29, 2012 and July 1, 2011, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense on a straight-line basis over the expected term of the related debt, which is not materially different from an effective interest rate basis. During the three months ended June 29, 2012, the Company paid and capitalized approximately $2.2 million in debt issuance costs related to the amendment of its revolving credit facility (the Credit Facility). During the three months ended July 1, 2011, the Company did not pay or capitalize any debt issuance costs. Unamortized debt issuance costs are recorded in prepaid expenses and other current assets and in other long-term assets in the consolidated balance sheets, depending on the amounts expected to be amortized to interest expense within the next twelve months.

Software development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $46.9 million and $42.0 million related to software developed for resale were included in other assets as of June 29, 2012 and March 30, 2012, respectively. The Company capitalized $6.4 million and $5.2 million of costs related to software developed for resale for the three months ended June 29, 2012 and July 1, 2011, respectively. Amortization expense for software development costs was $1.5 million and $1.2 million for the three months ended June 29, 2012 and July 1, 2011, respectively.

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company’s self-insurance liability for the plans was $1.9 million and $1.7 million as of June 29, 2012 and March 30, 2012, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At June 29, 2012 and March 30, 2012, no such amounts were accrued related to the aforementioned provisions.

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Noncontrolling interest

A noncontrolling interest represents the equity interest in a subsidiary that is not attributable, either directly or indirectly, to the Company and is reported as equity of the Company, separately from the Company’s controlling interest. Revenues, expenses, gains, losses, net income (loss) and other comprehensive income (loss) are reported in the condensed consolidated financial statements at the consolidated amounts, which include the amounts attributable to both the controlling and noncontrolling interest.

Common stock held in treasury

During the first three months of fiscal years 2013 and 2012, the Company issued 127,604 and 129,470 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company repurchased 47,665 and 48,918 shares of common stock with a total value of $2.0 million and $2.2 million during the first three months of fiscal years 2013 and 2012, respectively. Repurchased shares of common stock of 775,339 and 727,674 were held in treasury as of June 29, 2012 and March 30, 2012, respectively.

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

The fair values of the Company’s outstanding foreign currency forward contracts as of June 29, 2012 and March 30, 2012 were as follows:

	June 29, 2012		March 30, 2012
Derivatives designated as hedging instruments	Other current assets	Accrued liabilities	Other current assets	Accrued liabilities
	(In thousands)
Foreign currency forward contracts	$—	$588	$—	$443

Total derivatives designated as hedging instruments	$—	$588	$—	$443

The notional value of foreign currency forward contracts outstanding as of June 29, 2012 and March 30, 2012 was $10.2 million and $9.6 million, respectively.

The effects of foreign currency forward contracts in cash flow hedging relationships during the three months ended June 29, 2012 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(In thousands)
Foreign currency forward contracts	$(277)	Cost of product revenues	$(132)	Not applicable	$—

Total	$(277)		$(132)		$—

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At June 29, 2012, the estimated net amount of unrealized gains or losses related to foreign currency forward contracts that was expected to be reclassified to earnings within the next twelve months was approximately $0.6 million. The Company’s foreign currency forward contracts outstanding as of June 29, 2012 will mature within nine to twenty months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for the three months ended June 29, 2012 and July 1, 2011.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense on a straight-line basis over the employee’s requisite service period. Stock-based compensation expense is recognized in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 29, 2012 and July 1, 2011 only for those awards ultimately expected to vest, with forfeitures estimated at the date of grant. The authoritative guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognized $6.6 million and $4.2 million of stock-based compensation expense for the three months ended June 29, 2012 and July 1, 2011, respectively.

For the three months ended June 29, 2012 and July 1, 2011, the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit award vesting as the excess tax benefit from stock options exercised and restricted stock unit award vesting increased the Company’s net operating loss carryforward.

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

Current income tax expense is the amount of income taxes expected to be payable for the current fiscal year. A deferred income tax asset or liability is established for the expected future tax consequences resulting from differences in the financial reporting and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax credit and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred income tax expense (benefit) is the net change during the year in the deferred income tax asset or liability.

Recent authoritative guidance

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (ASC 220): Presentation of Comprehensive Income. The new authoritative guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new authoritative guidance eliminates the option to present the components of other comprehensive

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

income as part of the statement of equity. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The authoritative guidance (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) became effective for the Company beginning in the first quarter of fiscal year 2013. In the first quarter of fiscal year 2013, the Company retrospectively adopted the new accounting standard for the presentation of comprehensive income in financial statements which resulted in the presentation of a total for comprehensive income (loss), and the components of net income (loss) and other comprehensive income (loss) in one statement. The adoption of this standard only changed how the Company presents comprehensive income (loss) and did not impact the Company’s consolidated financial position, results of operations or cash flows.

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

Note 2 — Composition of Certain Balance Sheet Captions

	As of June 29, 2012	As of March 30, 2012
	(In thousands)
Accounts receivable, net:
Billed	$118,377	$108,758
Unbilled	104,545	103,929
Allowance for doubtful accounts	(1,028)	(997)

	$221,894	$211,690

Inventories:
Raw materials	$44,549	$46,208
Work in process	27,847	23,932
Finished goods	65,441	57,506

	$137,837	$127,646

Prepaid expenses and other current assets:
Prepaid expenses	$27,498	$25,103
Income tax receivable	189	21
Other	4,625	5,793

	$32,312	$30,917

Satellites, net:
Satellite — WildBlue-1 (estimated useful life of 10 years)	$195,890	$195,890
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellite — ViaSat-1 (estimated useful life of 17 years)	362,977	362,977

	657,957	657,957
Less accumulated depreciation and amortization	(84,940)	(72,226)

	$573,017	$585,731

Property and equipment, net:
Machinery and equipment (estimated useful life of 2-5 years)	$204,935	$195,975

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	As of June 29, 2012	As of March 30, 2012
	(In thousands)
Computer equipment and software (estimated useful life of 2-7 years)	130,412	127,596
CPE leased equipment (estimated useful life of 3-5 years)	101,262	85,271
Furniture and fixtures (estimated useful life of 7 years)	13,899	14,093
Leasehold improvements (estimated useful life of 2-17 years)	51,243	51,205
Building (estimated useful life of 24 years)	8,923	8,923
Land	4,384	4,384
Construction in progress	18,501	16,570

	533,559	504,017
Less accumulated depreciation and amortization	(223,950)	(209,044)

	$309,609	$294,973

Other acquired intangible assets, net:
Technology (weighted average useful life of 6 years)	$53,933	$54,240
Contracts and customer relationships (weighted average useful life of 7 years)	88,701	88,758
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 3 years)	5,680	5,680
Other (weighted average useful life of 6 years)	6,290	6,307

	163,204	163,585
Less accumulated amortization	(104,389)	(100,544)

	$58,815	$63,041

Accrued liabilities:
Collections in excess of revenues and deferred revenues	$85,017	$88,114
Accrued vacation	18,279	17,573
Warranty reserve, current portion	6,444	6,238
Accrued employee compensation	4,834	21,384
Other	33,690	26,453

	$148,264	$159,762

Other liabilities:
Deferred revenue, long-term portion	$15,010	$11,414
Deferred rent, long-term portion	8,111	8,237
Warranty reserve, long-term portion	6,441	5,413
Deferred income taxes, long-term portion	2,784	3,073
Unrecognized tax position liabilities	1,306	1,306
Satellite performance incentives obligation, long-term portion	20,982	20,910

	$54,634	$50,353

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

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 29, 2012 and March 30, 2012:

	Fair Value as of June 29, 2012	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents	$60,407	$60,407	$—	$—

Total assets measured at fair value on a recurring basis	$60,407	$60,407	$—	$—

Liabilities
Foreign currency forward contracts	$588	$—	$588	$—

Total liabilities measured at fair value on a recurring basis	$588	$—	$588	$—

	Fair Value as of March 30, 2012	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents	$70,379	$70,379	$—	$—

Total assets measured at fair value on a recurring basis	$70,379	$70,379	$—	$—

Liabilities
Foreign currency forward contracts	$443	$—	$443	$—

Total liabilities measured at fair value on a recurring basis	$443	$—	$443	$—

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

Long-term debt — The Company’s long-term debt consists of borrowings under (1) capital lease obligations reported at the present value of future minimum lease payments with current accrued interest, and (2) the Company’s 8.875% Senior Notes due 2016 (the 2016 Notes) and 6.875% Senior Notes due 2020 (the 2020 Notes, and collectively with the 2016 Notes, the Senior Notes) reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s outstanding long-term debt related to the 2020 Notes is determined using recent market transactions for similar notes (Level 2) and was approximately $277.8 million and $280.2 million as of June 29, 2012 and March 30, 2012, respectively. The fair value of the Company’s outstanding long-term debt related to the 2016 Notes is determined using quoted prices in active markets (Level 1) and was approximately $294.3 million and $298.4 million as of June 29, 2012 and March 30, 2012, respectively. The fair value of the Company’s capital lease obligations is estimated at their carrying value based on current rates (Level 2).

Satellite performance incentives obligation — The Company’s contract with the manufacturer of ViaSat-1 requires the Company to make monthly in-orbit satellite performance incentive payments, including interest at 7.00%, over a fifteen-year period from December 2011 to December 2026, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentives on a recurring basis. The fair value of the Company’s outstanding satellite performance incentives are estimated at their carrying value based on current rates (Level 2).

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Note 4 — Shares Used In Computing Diluted Net Income Per Share

	Three Months Ended
	June 29, 2012	July 1, 2011
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net income per share attributable to ViaSat, Inc. common stockholders	43,182	41,803
Options to purchase common stock as determined by application of the treasury stock method	—	1,435
Restricted stock units to acquire common stock as determined by application of the treasury stock method	—	373
Potentially issuable shares in connection with certain terms of the amended ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan equivalents	—	138

Shares used in computing diluted net income per share attributable to ViaSat, Inc. common stockholders	43,182	43,749

The weighted average number of shares used to calculate basic and diluted net income per share attributable to ViaSat, Inc. common stockholders is the same for the three months ended June 29, 2012 as the Company’s financial information resulted in a net loss for the three months ended June 29, 2012 and inclusion of common share equivalents would be antidilutive. Common share equivalents excluded from the calculation for the three months ended June 29, 2012 were 1,709,087 shares relating to stock options, 366,753 shares relating to restricted stock units and 198,809 shares relating to certain terms of the amended ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan. Antidilutive shares relating to stock options and restricted stock units excluded from the calculation for the three months ended July 1, 2011 were 241,525 and 4,824 shares, respectively.

Note 5 — Goodwill and Acquired Intangible Assets

During first quarter of fiscal year 2013, the Company’s goodwill decreased by approximately $0.3 million related to the effects of foreign currency translation recorded within the Company’s government systems and commercial networks segments. Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of three to ten years. Amortization expense related to other acquired intangible assets was $4.1 million and $4.8 million for the three months ended June 29, 2012 and July 1, 2011, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the three months ended June 29, 2012	$4,064

Expected for the remainder of fiscal year 2013	$11,497
Expected for fiscal year 2014	13,801
Expected for fiscal year 2015	13,725
Expected for fiscal year 2016	10,178
Expected for fiscal year 2017	4,621
Thereafter	4,993

$58,815

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Note 6 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of June 29, 2012 and March 30, 2012:

	As of June 29, 2012	As of March 30, 2012
	(In thousands)
Senior Notes
2016 Notes	$275,000	$275,000
Unamortized discount on the 2016 Notes	(2,085)	(2,209)
2020 Notes	275,000	275,000

Total Senior Notes, net of discount	547,915	547,791
Less: current portion of the Senior Notes	—	—

Total Senior Notes long-term, net	547,915	547,791

Other Long-Term Debt
Revolving credit facility	—	—
Capital lease obligations	1,709	2,014

Total other long-term debt	1,709	2,014
Less: current portion of other long-term debt	1,255	1,240

Other long-term debt, net	454	774

Total debt	549,624	549,805
Less: current portion	1,255	1,240

Long-term debt, net	$548,369	$548,565

Credit Facility

As of June 29, 2012, the Credit Facility, as amended, provided a revolving line of credit of $325.0 million (including up to $50.0 million of letters of credit), with a maturity date of May 9, 2017. Borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00% or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Credit Facility in connection with the construction of various assets during the construction period. The Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries and secured by substantially all of the Company’s and such subsidiaries’ assets.

The Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

The Company was in compliance with its financial covenants under the Credit Facility as of June 29, 2012. At June 29, 2012, the Company had no outstanding borrowings under the Credit Facility and $17.0 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of June 29, 2012 of $308.0 million.

Senior Notes due 2016

In October 2009, the Company issued $275.0 million in principal amount of 2016 Notes in a private placement to institutional buyers, which 2016 Notes were exchanged in May 2010 for substantially identical 2016 Notes that had been registered with the Securities and Exchange Commission (SEC). The 2016 Notes bear interest at the rate of 8.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in March 2010. The 2016 Notes were issued with an original issue discount of 1.24%, or $3.4 million. The 2016 Notes are recorded as long-term debt, net of original issue discount, in the Company’s condensed consolidated financial statements. The original issue discount and deferred financing cost associated with the issuance of the 2016 Notes is amortized to interest expense on a straight-line basis over the term of the 2016 Notes.

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

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Senior Notes due 2020

In February 2012, the Company issued $275.0 million in principal amount of 2020 Notes in a private placement to institutional buyers. The 2020 Notes bear interest at the rate of 6.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in June 2012. The 2020 Notes are recorded as long-term debt in the Company’s condensed consolidated financial statements.

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

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the private placement of the 2020 Notes, the Company and the Guarantor Subsidiaries entered into a registration rights agreement with the initial purchasers in which the Company agreed to file a registration statement with the SEC to permit the holders to exchange or resell the 2020 Notes. The Company must use commercially reasonable efforts to consummate an exchange offer within one year after the issuance of the 2020 Notes or, under certain circumstances, to prepare and file a shelf registration statement to cover the resale of the 2020 Notes. If the Company and the Guarantor Subsidiaries do not comply with certain of their obligations under the registration rights agreement, the registration rights agreement provides that additional interest will accrue on the principal amount of the 2020 Notes at a rate of 0.25% per annum during the 90-day period immediately following such default and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.00% per annum. Subsequent to the quarter end, the Company launched an exchange offer for the 2020 Notes on July 26, 2012, which is scheduled to expire on August 23, 2012.

Capital leases

Occasionally the Company may enter into capital lease agreements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of June 29, 2012 and March 30, 2012, the Company had approximately $1.7 million and $2.0 million, respectively, outstanding under capital leases payable over a weighted average period of 36 months, due fiscal year 2014. These lease agreements bear interest at a weighted average rate of 4.62% and can be extended on a month-to-month basis after the original term.

Note 7 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty cost, the Company bases its estimates on its experience with the technology involved and the type of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the three months ended June 29, 2012 and July 1, 2011:

	Three Months Ended
	June 29, 2012	July 1, 2011
	(In thousands)
Balance, beginning of period	$11,651	$12,942
Change in liability for warranties issued in period	2,480	1,619
Settlements made (in cash or in kind) during the period	(1,246)	(1,903)

Balance, end of period	$12,885	$12,658

Note 8 — Commitments and Contingencies

On February 1, 2012, the Company filed a complaint against Space Systems/Loral, Inc. (SS/L) and its parent company Loral Space & Communications, Inc. (Loral) in the United States District Court for the Southern District of California for patent infringement and breach of contract relating to the manufacture of ViaSat-1. The Company alleges, among other things, that SS/L and Loral infringed U.S. Patent Nos. 8,107,875, 8,010,043, 8,068,827 and 7,773,942 by making, using, offering to sell and/or selling other high-capacity broadband satellites, and have requested monetary damages, injunctive relief and other remedies. On June 15, 2012, SS/L filed counterclaims against the Company for patent infringement and declaratory relief. Specifically, SS/L seeks a judicial declaration that SS/L did not breach the parties’ contract for the manufacture of ViaSat-1, that SS/L does not infringe the Company’s patents described above, and that those patents are invalid and/or unenforceable. SS/L also alleges that the Company infringed U.S. Patent Nos. 6,879,808, 6,400,696 and 7,219,132 by providing broadband internet service by means of the Anik F2 satellite using ViaSat satellite gateways and satellite user terminals and has induced others to infringe by selling certain ground equipment and user terminals.

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

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been completed for fiscal year 2004 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal year 2003 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of June 29, 2012 and March 30, 2012, the Company had $6.7 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on status of the related contracts.

Note 9 — Income Taxes

The Company currently estimates its annual effective income tax rate to be approximately 42.6% for fiscal year 2013. The estimated annual effective income tax rate reflects the December 31, 2011 expiration of the federal research and development tax credit. If the federal research and development tax credit is reinstated, the Company may have a lower annual effective tax rate for fiscal year 2013, and the amount of any such tax rate reduction will depend on the effective date of any such reinstatement, the terms of the reinstatement, as well as the amount of eligible research and development expenses in the reinstated period. The estimated effective tax rate is different from the expected statutory rate primarily due to state research and development tax credits.

For the three months ended June 29, 2012, the Company’s gross unrecognized tax benefits increased by $2.3 million. In the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease by up to approximately $2.4 million as a result of the expiration of the statute of limitations or settlements with tax authorities for previously filed tax returns.

Note 10 — Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive income, net of taxes, were as follows:

	Three Months Ended June 29, 2012
	Net Change in Foreign Currency Translation Adjustments	Net Change in Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Beginning balance	$1,709	$(270)	$1,439
Current period other comprehensive income (loss), net of tax	(612)	(89)	(701)

Ending balance	$1,097	$(359)	$738

	Three Months Ended July 1, 2011
	Net Change in Foreign Currency Translation Adjustments	Net Change in Derivatives	Accumulated Other Comprehensive Income (Loss)
		(In thousands)
Beginning balance	$2,095	$182	$2,277
Current period other comprehensive income (loss), net of tax	308	(128)	180

Ending balance	$2,403	$54	$2,457

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Note 11 — Segment Information

The Company’s reporting segments, comprised of the satellite services, commercial networks and government systems segment, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides retail and wholesale satellite-based broadband internet services for its consumer, enterprise and mobile broadband customers in the United States, as well as managed network services for the satellite communication systems of the Company’s consumer, enterprise and mobile broadband customers worldwide. The Company’s commercial networks segment develops and produces a variety of advanced end-to-end satellite and other wireless communication systems and ground networking equipment and products, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment develops and produces network-centric, IP-based secure government communications systems, products, services and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

Segment revenues and operating profits (losses) for the three months ended June 29, 2012 and July 1, 2011 were as follows:

	Three Months Ended
	June 29, 2012	July 1, 2011
	(In thousands)
Revenues
Satellite Services
Product	$531	$651
Service	58,788	56,212

Total	59,319	56,863
Commercial Networks
Product	70,762	47,296
Service	5,373	4,773

Total	76,135	52,069
Government Systems
Product	76,436	74,599
Service	29,873	11,570

Total	106,309	86,169
Elimination of intersegment revenues	—	—

Total revenues	$241,763	$195,101

Operating (losses) profits
Satellite Services	$(22,516)	$1,933
Commercial Networks	(2,069)	(3,240)
Government Systems	14,860	7,380
Elimination of intersegment operating profits	—	—

Segment operating (loss) profit before corporate and amortization of acquired intangible assets	(9,725)	6,073
Corporate	—	—
Amortization of acquired intangible assets	(4,064)	(4,772)

(Loss) income from operations	$(13,789)	$1,301

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property, plant and equipment, including its satellites, gateways and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of June 29, 2012 and March 30, 2012 were as follows:

	As of June 29, 2012	As of March 30, 2012
	(In thousands)
Segment assets
Satellite Services	$97,386	$95,671
Commercial Networks	182,421	170,553
Government Systems	221,339	219,199

Total segment assets	501,146	485,423
Corporate assets	1,220,471	1,241,730

Total assets	$1,721,617	$1,727,153

Other acquired intangible assets, net and goodwill included in segment assets as of June 29, 2012 and March 30, 2012 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of June 29, 2012	As of March 30, 2012	As of June 29, 2012	As of March 30, 2012
	(In thousands)
Satellite Services	$49,152	$52,390	$9,809	$9,809
Commercial Networks	2,002	2,186	43,623	43,739
Government Systems	7,661	8,465	29,739	29,913

Total	$58,815	$63,041	$83,171	$83,461

Amortization of acquired intangible assets by segment for the three months ended June 29, 2012 and July 1, 2011 was as follows:

	Three Months Ended
	June 29, 2012	July 1, 2011
	(In thousands)
Satellite Services	$3,238	$3,238
Commercial Networks	184	883
Government Systems	642	651

Total amortization of acquired intangible assets	$4,064	$4,772

Revenue information by geographic area for the three months ended June 29, 2012 and July 1, 2011 was as follows:

	Three Months Ended
	June 29, 2012	July 1, 2011
	(In thousands)
United States	$178,734	$154,201
Europe, Middle East and Africa	32,215	26,904
Asia, Pacific	8,431	7,178
North America other than United States	17,387	4,224
Central and Latin America	4,996	2,594

Total revenues	$241,763	$195,101

The Company distinguishes revenues from external customers by geographic area based on customer location.

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The net book value of long-lived assets located outside the United States was $19.0 million and $18.7 million at June 29, 2012 and March 30, 2012, respectively.

Note 12 — Certain Relationships and Related-Party Transactions

Michael Targoff, who served as a director of the Company from February 2003 to February 2012, currently serves as the Chief Executive Officer and the Vice Chairman of the board of directors of Loral, the parent of SS/L, and is also a director of Telesat Holdings Inc., a joint venture company formed by Loral and the Public Sector Pension Investment Board to acquire Telesat Canada in October 2007. John Stenbit, a director of the Company since August 2004, also currently serves on the board of directors of Loral.

The Company’s satellite construction contract with SS/L for ViaSat-1 requires the Company to make monthly satellite performance incentive payments, including interest, over a fifteen-year period from December 2011 to December 2026, subject to the continued satisfactory performance of the satellite. As of June 29, 2012 and March 30, 2012, the Company’s estimated satellite performance incentives obligation and accrued interest were $22.6 million and $22.5 million, respectively. Based on estimates as of June 29, 2012, the remaining amount of satellite performance incentives and related interest that the Company may be required to pay under this satellite construction contract during the period until December 2026 is approximately $39.0 million. Material amounts related to the satellite construction contract with SS/L are disclosed in the tables below.

In addition, from time to time, the Company enters into various contracts in the ordinary course of business with SS/L and Telesat Canada. Material amounts related to these contracts are disclosed in the tables below.

Current payables included in accrued liabilities and long-term payables included in other liabilities as of June 29, 2012 and March 30, 2012 were as follows:

	As of June 29, 2012	As of March 30, 2012
	(In thousands)
Payables, current
Loral – satellite construction contract (estimated satellite performance incentives)	$1,660	$1,599
Payables, long-term
Loral – satellite construction contract (estimated satellite performance incentives)	20,982	20,910

Revenue for the three months ended June 29, 2012 and July 1, 2011 were as follows:

	Three Months Ended
	June 29, 2012	July 1, 2011
	(In thousands)
Revenue
Loral – ordinary course of business	$148	$1,474

Cash paid during the three months ended June 29, 2012 and July 1, 2011 were as follows:

	Three Months Ended
	June 29, 2012	July 1, 2011
	(In thousands)
Cash paid
Loral – satellite construction contract (including satellite performance incentives)	$261	$1,283
Telesat Canada – ordinary course of business	2,146	2,431

Note 13 — Financial Statements of Parent and Subsidiary Guarantors

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

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following supplemental financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows for the Company (as “Issuing Parent Company”), the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Company and subsidiaries as of June 29, 2012 and March 30, 2012 and for the three months ended June 29, 2012 and July 1, 2011.

Condensed Consolidated Balance Sheet as of June 29, 2012

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$117,893	$1,896	$10,103	$—	$129,892
Accounts receivable, net	205,072	10,949	5,873	—	221,894
Inventories	111,223	21,627	4,987	—	137,837
Deferred income taxes	18,540	1,526	308	—	20,374
Prepaid expenses and other current assets	26,774	4,895	643	—	32,312
Current portion of intercompany receivables	34,261	—	—	(34,261)	—

Total current assets	513,763	40,893	21,914	(34,261)	542,309
Satellites, net	353,241	219,776	—	—	573,017
Property and equipment, net	180,817	122,784	6,008	—	309,609
Other acquired intangible assets, net	2,358	49,151	7,306	—	58,815
Goodwill	63,938	9,687	9,546	—	83,171
Investments in subsidiaries and intercompany receivables	416,879	2,696	1,521	(421,096)	—
Other assets	126,228	27,836	632	—	154,696

Total assets	$1,657,224	$472,823	$46,927	$(455,357)	$1,721,617

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$64,516	$10,564	$651	$—	$75,731
Accrued liabilities	115,973	28,936	3,355	—	148,264
Current portion of other long-term debt	131	1,124	—	—	1,255
Current portion of intercompany payables	—	34,261	—	(34,261)	—

Total current liabilities	180,620	74,885	4,006	(34,261)	225,250
Senior Notes, net	547,915	—	—	—	547,915
Other long-term debt	41	413	—	—	454
Intercompany payables	1,530	—	9,606	(11,136)	—
Other liabilities	37,959	14,096	2,579	—	54,634

Total liabilities	768,065	89,394	16,191	(45,397)	828,253

Equity:
ViaSat, Inc. stockholders’ equity
Total ViaSat, Inc. stockholders’ equity	889,159	383,429	30,736	(414,165)	889,159

Noncontrolling interest in subsidiary	—	—	—	4,205	4,205

Total equity	889,159	383,429	30,736	(409,960)	893,364

Total liabilities and equity	$1,657,224	$472,823	$46,927	$(455,357)	$1,721,617

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the Three Months Ended June 29, 2012

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Revenues:
Product revenues	$143,174	$531	$4,128	$(104)	$147,729
Service revenues	37,360	54,584	2,478	(388)	94,034

Total revenues	180,534	55,115	6,606	(492)	241,763
Operating expenses:
Cost of product revenues	106,325	82	2,722	(80)	109,049
Cost of service revenues	24,354	52,925	1,678	(388)	78,569
Selling, general and administrative	31,143	22,975	2,383	—	56,501
Independent research and development	7,091	150	152	(24)	7,369
Amortization of acquired intangible assets	275	3,238	551	—	4,064

Income (loss) from operations	11,346	(24,255)	(880)	—	(13,789)
Other income (expense):
Interest income	58	—	2	—	60
Interest expense	(11,521)	(20)	(5)	—	(11,546)

Income (loss) before income taxes	(117)	(24,275)	(883)	—	(25,275)
Provision for (benefit from) income taxes	(1,320)	(9,389)	(133)	—	(10,842)
Equity in net income (loss) of consolidated subsidiaries	(15,623)	—	—	15,623	—

Net income (loss)	(14,420)	(14,886)	(750)	15,623	(14,433)
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	(13)	(13)

Net income (loss) attributable to ViaSat, Inc.	$(14,420)	$(14,886)	$(750)	$15,636	$(14,420)

Comprehensive income (loss) attributable to ViaSat, Inc.	$(15,121)	$(14,886)	$(1,475)	$16,361	$(15,121)

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the Three Months Ended July 1, 2011

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Revenues:
Product revenues	$118,913	$652	$3,250	$(269)	$122,546
Service revenues	17,697	53,351	2,226	(719)	72,555

Total revenues	136,610	54,003	5,476	(988)	195,101
Operating expenses:
Cost of product revenues	89,564	757	2,573	(609)	92,285
Cost of service revenues	10,892	37,136	1,958	(670)	49,316
Selling, general and administrative	26,615	13,077	2,044	(3)	41,733
Independent research and development	5,365	—	338	(9)	5,694
Amortization of acquired intangible assets	970	3,238	564	—	4,772

Income (loss) from operations	3,204	(205)	(2,001)	303	1,301
Other income (expense):
Interest income	133	—	2	(109)	26
Interest expense	—	—	(109)	109	—

Income (loss) before income taxes	3,337	(205)	(2,108)	303	1,327
Provision for (benefit from) income taxes	(20)	(90)	(157)	—	(267)
Equity in net income (loss) of consolidated subsidiaries	(1,901)	—	—	1,901	—

Net income (loss)	1,456	(115)	(1,951)	2,204	1,594
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	(165)	(165)

Net income (loss) attributable to ViaSat, Inc.	$1,456	$(115)	$(1,951)	$2,369	$1,759

Comprehensive income (loss) attributable to ViaSat, Inc.	$1,636	$(115)	$(1,508)	$1,926	$1,939

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Consolidated Statement of Cash Flows for the Three Months Ended June 29, 2012

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(24,999)	$25,674	$116	$—	$791

Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(12,721)	(23,944)	(217)	—	(36,882)
Cash paid for patents, licenses and other assets	(6,293)	—	(34)	—	(6,327)
Long-term intercompany notes and investments	(633)	—	—	633	—

Net cash provided by (used in) investing activities	(19,647)	(23,944)	(251)	633	(43,209)
Cash flows from financing activities:
Proceeds from issuance of common stock under equity plans	4,635	—	—	—	4,635
Payment of debt issuance costs	(2,215)	—	—	—	(2,215)
Purchase of common stock in treasury	(2,020)	—	—	—	(2,020)
Payments on capital lease	(32)	(273)	—	—	(305)
Payments of satellite performance incentives obligation	(255)	—	—	—	(255)
Long-term intercompany financing	—	—	633	(633)	—

Net cash provided by (used in) financing activities	113	(273)	633	(633)	(160)
Effect of exchange rate changes on cash	—	—	(113)	—	(113)

Net increase (decrease) in cash and cash equivalents	(44,533)	1,457	385	—	(42,691)
Cash and cash equivalents at beginning of period	162,426	439	9,718	—	172,583

Cash and cash equivalents at end of period	$117,893	$1,896	$10,103	$—	$129,892

VIASAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Consolidated Statement of Cash Flows for the Three Months Ended July 1, 2011

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(4,303)	$12,921	$291	$—	$8,909

Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(30,440)	(5,897)	(230)	—	(36,567)
Cash paid for patents, licenses and other assets	(4,112)	—	(7)	—	(4,119)
Long-term intercompany notes and investments	(955)	—	—	955	—

Net cash provided by (used in) investing activities	(35,507)	(5,897)	(237)	955	(40,686)
Cash flows from financing activities:
Proceeds from issuance of common stock under equity plans	4,469	—	—	—	4,469
Purchase of common stock in treasury	(2,165)	—	—	—	(2,165)
Proceeds from line of credit borrowings	15,000	—	—	—	15,000
Long-term intercompany financing	11,069	(11,069)	955	(955)	—

Net cash provided by (used in) financing activities	28,373	(11,069)	955	(955)	17,304
Effect of exchange rate changes on cash	—	—	96	—	96

Net increase (decrease) in cash and cash equivalents	(11,437)	(4,045)	1,105	—	(14,377)
Cash and cash equivalents at beginning of period	24,347	7,600	8,543	—	40,490

Cash and cash equivalents at end of period	$12,910	$3,555	$9,648	$—	$26,113

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future growth and revenues from our products and services; anticipated satellite construction activities; future economic conditions and performance; anticipated performance of products or services; anticipated subscriber growth; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ include: our ability to successfully implement our business plan for our broadband satellite services on our anticipated timeline or at all; negative audits by the U.S. government; continued turmoil in global business environment and economic conditions; delays in approving U.S. government budgets and cuts in government defense expenditures; our reliance on U.S. government contracts, and on a small number of contracts which account for a significant percentage of our revenues; our ability to successfully develop, introduce and sell new technologies, products and services; reduced demand for products as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes on our ability to sell products and services; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 30, 2012, elsewhere in this report and our other filings with the Securities and Exchange Commission (SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Company Overview

We are a leading provider of high-speed fixed and mobile broadband services, advanced satellite and other wireless networks and secure networking systems, products and services. We have leveraged our success developing complex satellite communication systems and equipment for the U.S. government and select commercial customers to develop next-generation satellite broadband technologies and services for both fixed and mobile users. Our product, systems and broadband service offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that our portfolio of products and services, combined with our ability to effectively cross-deploy technologies between government and commercial segments and across different geographic markets, provides us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies. ViaSat, Inc. was incorporated in California in 1986, and reincorporated as a Delaware corporation in 1996.

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

The primary services offered by our satellite services segment are comprised of:

•

Retail and wholesale broadband satellite services offered under the ExedeSM and WildBlue® brands, which provide two-way satellite-based broadband internet access to consumers and small businesses in the United States. We offer a range of service plans to both retail and wholesale customers, with pricing based on data speeds and volume limits. We offer wholesale broadband services to our national and regional distribution partners, including direct-to-home satellite video providers, retail service providers and communications companies. As of June 29, 2012, we provided broadband satellite services to approximately 405,000 subscribers.

•	Our Yonder® mobile broadband services, which provide global network management and high-speed internet connectivity services for customers using airborne, maritime and ground-mobile satellite systems.

Commercial Networks

Our commercial networks segment develops and produces a variety of advanced end-to-end satellite and other wireless communication systems and ground networking equipment and products that address five key market segments: consumer, enterprise, in-flight, maritime and ground mobile applications. These communication systems, networking equipment and products are generally developed through a combination of customer and discretionary internal research and development funding, and are either sold to our commercial networks customers or utilized to provide services through our satellite services segment.

Our satellite communication systems, ground networking equipment and products cater to a wide range of domestic and international commercial customers and include:

•	Fixed satellite networks, including next-generation satellite network infrastructure and ground terminals to access high-capacity satellites.

•	Mobile broadband satellite communication systems, designed for use in aircraft, high-speed trains and seagoing vessels.

•	Antenna systems for terrestrial and satellite applications, specializing in geospatial imagery, mobile satellite communication, Ka-band gateways and other multi-band antennas.

•	Satellite networking development programs, including specialized design and technology services covering all aspects of satellite communication system architecture and technology.

Government Systems

Our government systems segment develops and produces network-centric internet protocol (IP)-based secure government communications systems, products, services and solutions, which are designed to enable the collection and dissemination of secure real-time digital information between command centers, communications nodes and air defense systems. Customers of our government systems segment include the U.S. Department of Defense (DoD), armed forces, public safety first-responders and remote government employees.

The primary products and services of our government systems segment include:

•

Government satellite communication systems, including an array of portable, mobile and fixed broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands for line-of-sight and beyond-line-of-sight Intelligence, Surveillance, and Reconnaissance (ISR) and Command and Control (C2) missions and satellite networking services, as well as products designed for manpacks, aircraft, unmanned aerial vehicles (UAVs), seagoing vessels, ground mobile vehicles and fixed applications.

•

Information assurance products and secure networking solutions, which provide advanced, high-speed IP-based “Type 1,” High Assurance Internet Protocol Encryption (HAIPE®)-compliant, and other advanced encryption solutions that enable military, government and other users to communicate information securely over networks, and that secure data stored on computers and storage devices.

•

Tactical data links, including Multifunctional Information Distribution System (MIDS) terminals for military fighter jets and their successor, MIDS Joint Tactical Radio System (MIDS JTRS) terminals, “disposable” weapon data links and portable small tactical terminals.

Sources of Revenues

Our satellite services segment revenues are primarily derived from our domestic satellite broadband services business and from our worldwide managed network services. Our domestic satellite broadband services business comprised approximately 14% and 17% of total revenues during the three months ended June 29, 2012 and July 1, 2011, respectively.

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

Our products in these segments are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts, which require us to provide products and services under a contract at a specified price, comprised approximately 93% and 94% of our total revenues for these segments for the three months ended June 29, 2012 and July 1, 2011, respectively. The remainder of our revenue in these segments for such periods was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of our revenues has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately $52.7 million or 22% and $54.0 million or 28% of our total revenues in the three months ended June 29, 2012 and July 1, 2011, respectively.

We also incur independent research and development (IR&D) expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development projects. IR&D expenses were approximately 3% of total revenues during each of the three months ended June 29, 2012 and July 1, 2011. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

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

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended June 29, 2012 and July 1, 2011, we recorded losses of approximately $1.3 million and $0.3 million, respectively, related to loss contracts.

Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and future cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. We believe we have established appropriate systems and processes to enable us to reasonably estimate future cost on our programs through regular evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of June 29, 2012 would change our loss before income taxes by approximately $0.4 million.

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

Beginning in the first quarter of fiscal year 2012, we adopted Accounting Standards Update (ASU) 2009-13 (ASU 2009-13), Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements, which updates ASC 605-25, Revenue Recognition-Multiple element arrangements, of the Financial Accounting Standards Board (FASB) codification. ASU 2009-13 amended accounting guidance for revenue recognition to eliminate the use of the residual method and requires entities to allocate revenue using the relative selling price method. For substantially all of the arrangements with multiple deliverables, we allocate revenue to each element based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: vendor specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE are available (a description as to how we determine VSOE, TPE and ESP is provided below). If a tangible hardware systems product includes software, we determine whether the tangible hardware systems product and the software work together to deliver the product’s essential functionality and, if so, the entire product is treated as a nonsoftware deliverable. The total arrangement consideration is allocated to each separate unit of accounting for each of the nonsoftware deliverables using the relative selling prices of each unit based on the aforementioned selling price hierarchy. Revenue for each separate unit of accounting is recognized when the applicable revenue recognition criteria for each element have been met.

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

Collections in excess of revenues and deferred revenues represent cash collected from customers in advance of revenue recognition and are recorded in accrued liabilities for obligations within the next twelve months. Amount for obligations extending beyond the twelve months are recorded within other liabilities in the condensed consolidated financial statements.

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

Property, equipment and satellites

Satellites and other property and equipment are recorded at cost or in the case of certain satellites and other property acquired, the fair value at the date of acquisition, net of accumulated depreciation. Capitalized satellite costs consist primarily of the costs of satellite construction and launch, including launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentives expected to be payable to the satellite manufacturers (dependent on the continued satisfactory performance of the satellites), costs directly associated with the monitoring and support of satellite construction, and interest costs incurred during the period of satellite construction. We also construct gateway facilities, network operations systems and other assets to support our satellites, and those construction costs, including interest, are capitalized as incurred. At the time satellites are placed in service, we estimate the useful life of our satellites for depreciation purposes based upon an analysis of each satellite’s performance against the original manufacturer’s orbital design life, estimated fuel levels and related consumption rates, as well as historical satellite operating trends.

We own two satellites: our new high-capacity Ka-band spot-beam satellite, ViaSat-1 (which was successfully launched into orbit in October 2011 and commenced commercial operation in January 2012) and WildBlue-1 (which was placed into service in March 2007). In addition, we have an exclusive prepaid lifetime capital lease of Ka-band capacity over the continental United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and own related gateway and networking equipment on all of our satellites. Our property and equipment also includes the indoor and outdoor customer premise equipment (CPE) units leased to subscribers under a retail leasing program as part of our satellite services segment.

Occasionally, we may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of June 29, 2012 and March 30, 2012, assets under capital lease totaled approximately $3.1 million. We record amortization of assets leased under capital lease arrangements within depreciation expense.

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We periodically review the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three months ended June 29, 2012 and July 1, 2011.

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

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our valuation allowance against deferred tax assets increased from $14.7 million at March 30, 2012 to $17.0 million at June 29, 2012. The valuation allowance primarily relates to state net operating loss carryforwards and research credit carryforwards available to reduce state income taxes.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended
	June 29, 2012	July 1, 2011
Revenues:	100.0%	100.0%
Product revenues	61.1	62.8
Service revenues	38.9	37.2
Operating expenses:
Cost of product revenues	45.1	47.3
Cost of service revenues	32.5	25.3
Selling, general and administrative	23.4	21.4
Independent research and development	3.0	2.9
Amortization of acquired intangible assets	1.7	2.4
(Loss) income from operations	(5.7)	0.7

(Loss) income before income taxes	(10.5)	0.7
Net (loss) income	(6.0)	0.8
Net (loss) income attributable to ViaSat, Inc.	(6.0)	0.9

Three Months Ended June 29, 2012 vs. Three Months Ended July 1, 2011

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 29, 2012	July 1, 2011
Product revenues	$147.7	$122.5	$25.2	20.6%
Service revenues	94.0	72.6	21.5	29.6%

Total revenues	$241.8	$195.1	$46.7	23.9%

Our total revenues increased approximately $46.7 million during the first quarter of fiscal year 2013 when compared to the same period last fiscal year due to an increase in product revenues of approximately $25.2 million, coupled with an increase in service revenues of approximately $21.5 million. The increase in product revenues resulted from product revenue increases in our commercial networks segment of approximately $23.5 million and in our government systems segment of approximately $1.8 million. The increase in service revenues was driven by service revenue increases in our government systems segment of approximately $18.3 million and in our satellite services segment of approximately $2.6 million.

Cost of revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 29, 2012	July 1, 2011
Cost of product revenues	$109.0	$92.3	$16.8	18.2%
Cost of service revenues	78.6	49.3	29.3	59.3%

Total cost of revenues	$187.6	$141.6	$46.0	32.5%

Total cost of revenues increased $46.0 million during the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012 due to a cost of service revenues increase of approximately $29.3 million and a cost of product revenues increase of approximately $16.8 million. Cost of service revenues increased from $49.3 million to $78.6 million during the first quarter of fiscal year 2013 when compared to the first quarter of fiscal year 2012 primarily due to increased service revenues, which caused an increase of approximately $14.6 million in cost of service revenues on a constant margin basis mainly related to our government systems segment. Additionally, in the first quarter of fiscal year 2013 we experienced an increase of approximately $14.2 million in cost of service revenues associated with our new ViaSat-1 satellite and associated infrastructure costs, and with our satellite services operations support in connection with our Exede broadband services, which commenced commercial operation in January 2012. Cost of product revenues increased from $92.3 million to $109.0 million during the first quarter of fiscal year 2013 when compared to the first quarter of fiscal year 2012 primarily due to increased product revenues, which caused an increase of approximately $19.0 million in cost of product revenues on a constant margin basis mainly related to our commercial networks segment.

Cost of product and service revenues may fluctuate in future periods depending on the mix of products sold and services provided, competition, new product and service introduction costs and other factors.

Selling, general and administrative expenses

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 29, 2012	July 1, 2011
Selling, general and administrative	$56.5	$41.7	$14.8	35.4%

The increase in selling, general and administrative (SG&A) expenses of $14.8 million in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012 was primarily attributable to higher selling costs of approximately $10.5 million, higher support costs of approximately $2.9 million and higher new business proposal costs for new contract awards of approximately $1.4 million. Of the higher selling costs, $9.3 million related to our satellite services segment due to an increase of $5.9 million in advertising and marketing, and $3.7 million in commission costs in connection with our Exede broadband services, which commenced commercial operation in January 2012. Higher support costs were incurred across all segments: $1.2 million within our commercial networks segment, $1.1 million in our satellite services segment and $0.6 million in our government systems segment. Our commercial networks segment contributed to an increase of approximately $1.1 million in higher new business proposal costs for new contract awards. SG&A expenses consisted primarily of personnel costs, business development expenses, marketing and sales, bids and proposals, facilities, finance, contract administration and general management. Some SG&A expenses are difficult to predict and vary based on specific government, commercial and satellite service sales opportunities.

Independent research and development

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 29, 2012	July 1, 2011
Independent research and development	$7.4	$5.7	$1.7	29.4%

IR&D expenses increased $1.7 million in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012, driven primarily by increased IR&D efforts in our commercial networks segment of $1.6 million.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from three to ten years. The decrease in amortization of acquired intangible assets of approximately $0.7 million in the first quarter of fiscal year 2013 compared to the same period last fiscal year was a result of certain acquired technology intangibles in our commercial networks segment becoming fully amortized over the preceding twelve months. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the three months ended June 29, 2012	$4,064

Expected for the remainder of fiscal year 2013	$11,497
Expected for fiscal year 2014	13,801
Expected for fiscal year 2015	13,725
Expected for fiscal year 2016	10,178
Expected for fiscal year 2017	4,621
Thereafter	4,993

$58,815

Interest income

Interest income in the three months ended June 29, 2012 compared to the three months ended July 1, 2011 increased slightly as we experienced similar average interest rates on our investments but higher average invested cash balances during the first quarter of fiscal year 2013 compared to the same period last fiscal year.

Interest expense

The increase in interest expense from the first quarter of fiscal year 2012 to the first quarter of fiscal year 2013 of $11.5 million was due to lower capitalized interest and additional interest incurred on our 6.875% Senior Notes due 2020 (the 2020 Notes), which were issued in the fourth quarter of fiscal year 2012. In the first quarter of fiscal year 2013 we capitalized approximately $0.8 million of interest associated with other assets currently under construction, compared to approximately $7.6 million in the first quarter of fiscal year 2012 associated with our ViaSat-1 satellite, related gateway and networking equipment, which were placed into service during the fourth quarter of fiscal year 2012. Interest expense incurred during the three months ended June 29, 2012 related to the 2020 Notes, our 8.875% Senior Notes due 2016 (the 2016 Notes, and collectively with the 2016 Notes, the Senior Notes) and our revolving credit facility (the Credit Facility). Interest expense incurred during the three months ended July 1, 2011 related to the 2016 Notes and the Credit Facility.

Benefit from income taxes

We currently estimate our annual effective income tax rate to be approximately 42.6% for fiscal year 2013. The estimated annual effective income tax rate reflects the December 31, 2011 expiration of the federal research and development tax credit. If the federal research and development tax credit is reinstated, we may have a lower annual effective tax rate for fiscal year 2013, and the amount of any such tax rate reduction will depend on the effective date of any such reinstatement, the terms of the reinstatement, as well as the amount of eligible research and development expenses in the reinstated period. The estimated effective tax rate is different from the expected statutory rate primarily due to state research and development tax credits.

Segment Results for the Three Months Ended June 29, 2012 vs. Three Months Ended July 1, 2011

Satellite services segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 29, 2012	July 1, 2011
Segment product revenues	$0.5	$0.7	$(0.1)	(18.4)%
Segment service revenues	58.8	56.2	2.6	4.6%

Total revenues	$59.3	$56.9	$2.5	4.3%

The increase of approximately $2.5 million in our satellite services segment revenue in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012 was from increased service revenues of approximately $2.6 million. This increase in service revenues was comprised of $1.3 million relating to our Exede and WildBlue broadband services and $1.3 million relating to our mobile broadband services. While the number of subscribers was two percent lower in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012, revenues relating to our Exede and WildBlue broadband services increased year-over-year, mainly due to a change in the mix of retail and wholesale subscribers and related higher average revenue per subscriber.

Segment operating (loss) profit

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 29, 2012	July 1, 2011
Segment operating (loss) profit	$(22.5)	$1.9	$(24.4)	(1,264.8)%
Percentage of segment revenues	(38.0)%	3.4%

Our satellite services segment generated an operating loss in the first quarter of fiscal year 2013 compared to an operating profit in the first quarter of fiscal year 2012. This change was driven by higher operating expenses in the current fiscal year period associated with our ViaSat-1 satellite and related infrastructure and the commencement of commercial operation of our Exede internet services in January 2012, and included additional depreciation of $7.6 million, additional satellite services operations support costs of $6.6 million, higher advertising and marketing costs of $5.9 million and higher commission costs of $3.7 million as we expanded the subscriber base of our Exede broadband services.

Commercial networks segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 29, 2012	July 1, 2011
Segment product revenues	$70.8	$47.3	$23.5	49.6%
Segment service revenues	5.4	4.8	0.6	12.6%

Total revenues	$76.1	$52.1	$24.1	46.2%

Commercial networks segment revenue increased approximately $24.1 million in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012, primarily due to an increase in product revenues of approximately $23.5 million, comprising a $20.1 million increase in consumer broadband products, a $1.5 million increase in satellite payload technology development programs and a $1.3 million increase in satellite networking development programs.

Segment operating loss

	Three Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	June 29, 2012	July 1, 2011
Segment operating loss	$(2.1)	$(3.2)	$1.2	36.1%
Percentage of segment revenues	(2.7)%	(6.2)%

The decrease in our commercial networks segment operating loss in the first quarter of fiscal year 2013 compared to the same period last fiscal year was primarily due to higher earnings contributions of approximately $5.5 million from increased revenues and improved margins in our consumer broadband products, offset by an increase in selling, support and new business proposal costs of $2.8 million and higher IR&D costs of $1.5 million.

Government systems segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 29, 2012	July 1, 2011
Segment product revenues	$76.4	$74.6	$1.8	2.5%
Segment service revenues	29.9	11.6	18.3	158.2%

Total revenues	$106.3	$86.2	$20.1	23.4%

Total revenues in our government systems segment increased approximately $20.1 million in the first quarter of fiscal year 2013 compared to the same period last fiscal year due to an increase in service revenues of $18.3 million and an increase in product revenues of $1.8 million. The increase in service revenues was primarily due to a revenue increase of $17.5 million in government satellite communication systems services (mainly attributable to broadband networking services revenues for military customers). The increase in product revenues was primarily due to revenue increases of $4.1 million in government satellite communication systems and $1.0 million in tactical data link products, offset by a revenue decrease of $4.2 million in information assurance products.

Segment operating profit

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 29, 2012	July 1, 2011
Segment operating profit	$14.9	$7.4	$7.5	101.4%
Percentage of segment revenues	14.0%	8.6%

The increase in our government systems segment operating profit of $7.5 million during the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012 was primarily due to higher earnings contributions of approximately $8.9 million mainly in our government satellite communication systems, offset by higher selling, support and new business proposal costs of approximately $1.7 million.

Backlog

As reflected in the table below, both firm and funded backlog increased during the first three months of fiscal year 2013 due to increases in the government systems and satellite services segments.

	As of June 29, 2012	As of March 30, 2012
	(In millions)
Firm backlog
Satellite Services segment	$25.6	$10.9
Commercial Networks segment	311.4	323.0
Government Systems segment	368.2	284.6

Total	$705.2	$618.5

Funded backlog
Satellite Services segment	$25.6	$10.9
Commercial Networks segment	311.4	323.0
Government Systems segment	329.6	266.6

Total	$666.6	$600.5

The firm backlog does not include contract options. Of the $705.2 million in firm backlog, approximately $409.9 million is expected to be delivered during the remaining nine months of fiscal year 2013, and the balance is expected to be delivered in fiscal year 2014 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.

Our total new awards were $332.6 million and $253.6 million in the three months ended June 29, 2012 and July 1, 2011, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing and equity financing. At June 29, 2012, we had $129.9 million in cash and cash equivalents, $317.1 million in working capital and no outstanding borrowings under our Credit Facility. At March 30, 2012, we had $172.6 million in cash and cash equivalents, $327.1 million in working capital and no outstanding borrowings under our Credit Facility. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

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

Cash flows

Cash provided by operating activities for the first three months of fiscal year 2013 was $0.8 million compared to cash provided by operating activities of $8.9 million for the first three months of fiscal year 2012. This $8.1 million decrease was primarily driven by our operating results (net loss adjusted for depreciation, amortization and other non-cash charges), which generated $16.8 million of higher cash outflows. The increase in cash outflows was primarily due to the significant operating costs we incurred during the first quarter of fiscal year 2013 in connection with the launch and roll out of our ViaSat-1 satellite and related ground infrastructure and the commencement of our Exede internet services, including costs associated with our sales and marketing efforts, commissions, and other operating costs, which have negatively impacted income from operations.

Cash used in investing activities for the first three months of fiscal year 2013 was $43.2 million compared to cash used in investing activities for the first three months in fiscal year 2012 of $40.7 million. The increase in cash used in investing activities was primarily related to an approximately $2.2 million increase in cash used for next-generation consumer broadband capital software development.

Cash used in financing activities for the first three months of fiscal year 2013 was $0.2 million compared to cash provided by financing activities of $17.3 million for the first three months of fiscal year 2012. This $17.5 million decrease in cash provided by financing activities was primarily due to the absence of borrowings under our Credit Facility during the first three months of fiscal year 2013 compared to $15.0 million in borrowings under our Credit Facility during the first three months of fiscal year 2012. Cash (used in) provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, and cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

Satellite service-related activities

Beginning in the fourth quarter of fiscal year 2011, we have incurred higher operating costs in connection with the launch and roll out of our ViaSat-1 satellite and related ground infrastructure and, beginning in January 2012, the launch of our Exede internet services. These higher operating costs have included costs associated with depreciation, connectivity to the ViaSat-1 gateways, advertising and marketing, commissions, logistics, customer care and various support systems. These higher operating costs have negatively impacted income from operations during the past six quarters as the costs incurred were higher than incremental revenue generated by our satellite services segment. Beginning in the second quarter of fiscal year 2013, we expect the total number of subscribers of our Exede internet services will grow, and the resultant increase in service revenues in our satellite services segment will improve income from operations for that segment. However, there can be no assurance that this will occur.

In addition, since January 2012, we have experienced higher interest expense as we no longer capitalize the interest expense relating to the debt incurred to build ViaSat-1 and the related gateway and networking equipment now that ViaSat-1 is in service, and our interest expense is higher due to the issuance of $275.0 million of 2020 Notes in February 2012. We also expect our capital expenditures to increase during the remainder of fiscal year 2013 as a result of increased subscriber acquisition costs relating to the expected increase in the number of subscribers of our Exede internet services and our expected commencement of construction of additional high-capacity satellite.

We are involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of business, including actions with respect to intellectual property claims and other matters. See “Legal Proceedings” in Item 1 for a discussion of certain patent infringement litigation involving Space Systems/Loral, Inc. (SS/L) and its parent company Loral Space & Communications, Inc. (Loral), a related party. Regardless of the outcome, litigation can have an adverse impact on us because we expect to incur costs, which may vary based on interim rulings, discovery and other related activities. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period.

Credit Facility

As of June 29, 2012, the Credit Facility provided a revolving line of credit of $325.0 million (including up to $50.0 million of letters of credit) with a maturity date of May 9, 2017. Borrowings under the Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00% or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. The Credit Facility is guaranteed by certain of our domestic subsidiaries and secured by substantially all of our respective assets. The Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. At June 29, 2012, we had no outstanding borrowings under the Credit Facility and $17.0 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of June 29, 2012 of $308.0 million.

Senior Notes due 2016

In October 2009, we issued $275.0 million in principal amount of 2016 Notes in a private placement to institutional buyers. The 2016 Notes were exchanged in May 2010 for substantially identical 2016 Notes that had been registered with the SEC. The 2016 Notes bear interest at the rate of 8.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in March 2010. The 2016 Notes were issued with an original issue discount of 1.24%, or $3.4 million. The 2016 Notes are recorded as long-term debt, net of original issue discount, in our consolidated financial statements. The original issue discount and deferred financing cost associated with the issuance of the 2016 Notes are amortized to interest expense on a straight-line basis over the term of the 2016 Notes.

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

Senior Notes due 2020

In February 2012, we issued $275.0 million in principal amount of 2020 Notes in a private placement to institutional buyers. The 2020 Notes bear interest at the rate of 6.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in June 2012. The 2020 Notes are recorded as long-term debt in our condensed consolidated financial statements.

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

In connection with the private placement of the 2020 Notes, we and the Guarantor Subsidiaries entered into a registration rights agreement with the initial purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the 2020 Notes. We must use commercially reasonable efforts to consummate an exchange offer within one year after the issuance of the 2020 Notes or, under certain circumstances, to prepare and file a shelf registration statement to cover the resale of the 2020 Notes. If we and the Guarantor Subsidiaries do not comply with certain of our obligations under the registration rights agreement, the registration rights agreement provides that additional interest will accrue on the principal amount of the 2020 Notes at a rate of 0.25% per annum during the 90-day period immediately following such default and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.00% per annum. Subsequent to the quarter end, we launched an exchange offer for the 2020 Notes on July 26, 2012, which is scheduled to expire on August 23, 2012.

Contractual Obligations

The following table sets forth a summary of our obligations at June 29, 2012:

		For the Remainder of Fiscal Year	For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2013	2014-2015	2016-2017	Thereafter
Operating leases and satellite capacity agreements	$189,466	$45,664	$67,764	$33,455	$42,583
Capital lease	1,767	981	786	—	—
Senior Notes (1)	803,172	32,484	86,625	348,405	335,658
Line of credit	—	—	—	—	—
Standby letters of credit	16,953	8,513	8,191	249	—
Satellite performance incentives	39,014	1,490	3,584	4,100	29,840
Purchase commitments including satellite-related agreements	402,307	159,389	135,678	63,208	44,032

Total	$1,452,679	$248,521	$302,628	$449,417	$452,113

(1)	Includes the 2016 Notes and 2020 Notes.

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

Under our satellite construction contract with SS/L for ViaSat-1, based on estimates as of June 29, 2012, the remaining amount of satellite performance incentives and related interest that we may be required to pay during the period until December 2026 is approximately $39.0 million. We have also entered into an agreement with a supplier for an additional satellite launch which can be used for a future satellite.

Our condensed consolidated balance sheets included $54.6 million and $50.4 million of “other liabilities” as of June 29, 2012 and March 30, 2012, respectively, which primarily consisted of our long-term portion of satellite performance incentives obligation, long-term warranty obligations, long-term portion of deferred rent, long-term portion of deferred revenue, long-term deferred income taxes and long-term unrecognized tax position liabilities. With the exception of our long-term portion of our satellite performance incentives obligation, these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 9 to our condensed consolidated financial statements for additional information regarding our income taxes and related tax positions, and Note 7 to our condensed consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at June 29, 2012 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this Quarterly Report or in our Annual Report on Form 10-K for the year ended March 30, 2012.

Recent Authoritative Guidance

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (ASC 220): Presentation of Comprehensive Income. The new authoritative guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The authoritative guidance (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) became effective for us beginning in the first quarter of fiscal year 2013. In the first quarter of fiscal year 2013, we retrospectively adopted the new accounting standard for the presentation of comprehensive income in financial statements which resulted in the presentation of a total for comprehensive income (loss), and the components of net income (loss) and other comprehensive income (loss) in one statement. The adoption of this standard only changed how we present comprehensive income (loss) and did not impact our consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (ASC 350): Testing Goodwill for Impairment. The new authoritative guidance simplifies how an entity tests goodwill for impairment. The new authoritative guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The two-step quantitative impairment test is required only if, based on its qualitative assessment, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This authoritative guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted if an entity’s financial statements for the more recent interim and annual period have not yet been issued. We early adopted this authoritative guidance in the fourth quarter of fiscal year 2012. Adoption of this authoritative guidance did not have a material impact on our consolidated financial statements and disclosures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, and short-term and long-term obligations, including the Credit Facility and the Senior Notes. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. As of June 29, 2012, we had no outstanding borrowings under our Credit Facility and $550.0 million in aggregate principal amount outstanding of the Senior Notes, and we held no short-term investments. Our Senior Notes bear interest at a fixed rate and therefore, our exposure to market risk for changes in interest rates relates primarily to borrowings under our Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant portion of our cash balance in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Given recent declines in interest rates, our interest income has been and may continue to be negatively impacted. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by approximately $0.2 million and $0.1 million for the three months ended June 29, 2012 and July 1, 2011, respectively. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. As of June 29, 2012, the weighted average effective interest rate that would have been applied to any new borrowings under the Credit Facility was approximately 2.75%. As of June 29, 2012, we had no outstanding borrowings under our Credit Facility. Accordingly, assuming the outstanding balance remained constant over a year, changes in interest rates applicable to our Credit Facility would have no effect on our interest incurred and cash flow.

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

As of June 29, 2012, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign currency forward contracts with a notional amount of $10.2 million had a fair value of approximately $0.6 million and were recorded in accrued liabilities as of June 29, 2012. If the foreign currency forward rate for the Euro to the U.S. dollar on these foreign currency forward contracts had changed by 10%, the fair value of these foreign currency forward contracts as of June 29, 2012 would have changed by approximately $0.9 million.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 29, 2012, the end of the period covered by this Quarterly Report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 29, 2012.

During the period covered by this Quarterly Report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On February 1, 2012, we filed a complaint against SS/L and its parent company Loral in the United States District Court for the Southern District of California for patent infringement and breach of contract relating to the manufacture of ViaSat-1. We allege, among other things, that SS/L and Loral infringed U.S. Patent Nos. 8,107,875, 8,010,043, 8,068,827 and 7,773,942 by making, using, offering to sell and/or selling other high-capacity broadband satellites, and have requested monetary damages, injunctive relief and other remedies. On June 15, 2012, SS/L filed counterclaims against ViaSat for patent infringement and declaratory relief. Specifically, SS/L seeks a judicial declaration that SS/L did not breach the parties’ contract for the manufacture of ViaSat-1, that SS/L does not infringe the ViaSat patents described above, and that those patents are invalid and/or unenforceable. SS/L also alleges that ViaSat infringed U.S. Patent Nos. 6,879,808, 6,400,696 and 7,219,132 by providing broadband internet service by means of the Anik F2 satellite using ViaSat satellite gateways and satellite user terminals and has induced others to infringe by selling certain ground equipment and user terminals.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 30, 2012, which could materially affect our business, financial condition, liquidity or future results. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 6. Exhibits

The Exhibit Index on page 49 is incorporated herein by reference as the list of exhibits required as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

August 8, 2012	/s/ MARK DANKBERG
Mark Dankberg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ RONALD WANGERIN
Ronald Wangerin
Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Form	Incorporated by Reference			Filed Herewith
	Exhibit Description		File No.	Exhibit	Filing Date

10.1	Fifth Amended and Restated Revolving Loan Agreement dated May 9, 2012 by and among ViaSat, Inc., Union Bank, N.A. (as administrative agent and collateral agent), Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley MUFG Loan Partners, LLC, Wells Fargo Bank, National Association and the other lenders party thereto	8-K	000-21767	10.1	05/15/2012

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase					X

101.LAB*	XBRL Taxonomy Extension Labels Linkbase					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase					X

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are otherwise not subject to liability under these sections.