Form 10-Q
period 2012-09-28
VIASAT INC
filed 2012-11-07
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of October 26, 2012 was 44,013,836.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item  1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of September 28, 2012	As of March 30, 2012
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$136,118	$172,583
Accounts receivable, net	231,606	211,690
Inventories	132,890	127,646
Deferred income taxes	20,291	20,316
Prepaid expenses and other current assets	34,718	30,917

Total current assets	555,623	563,152

Satellites, net	560,521	585,731
Property and equipment, net	326,045	294,973
Other acquired intangible assets, net	55,059	63,041
Goodwill	83,537	83,461
Other assets	162,584	136,795

Total assets	$1,743,369	$1,727,153

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$80,646	$75,040
Accrued liabilities	154,406	159,762
Current portion of other long-term debt	1,270	1,240

Total current liabilities	236,322	236,042

Senior Notes, net	548,039	547,791
Other long-term debt	131	774
Other liabilities	57,060	50,353

Total liabilities	841,552	834,960

Commitments and contingencies (Note 8)
Equity:
ViaSat, Inc. stockholders’ equity
Common stock	4	4
Paid-in capital	683,401	649,672
Retained earnings	239,891	262,218
Common stock held in treasury	(27,500)	(25,358)
Accumulated other comprehensive income	1,766	1,439

Total ViaSat, Inc. stockholders’ equity	897,562	887,975
Noncontrolling interest in subsidiary	4,255	4,218

Total equity	901,817	892,193

Total liabilities and equity	$1,743,369	$1,727,153

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands, except per share data)
Revenues:
Product revenues	$168,475	$146,611	$316,204	$269,157
Service revenues	114,347	76,413	208,381	148,968

Total revenues	282,822	223,024	524,585	418,125
Operating expenses:
Cost of product revenues	121,421	107,909	230,470	200,194
Cost of service revenues	95,382	54,204	173,951	103,520
Selling, general and administrative	54,079	44,379	110,580	86,112
Independent research and development	8,758	6,809	16,127	12,503
Amortization of acquired intangible assets	4,041	4,767	8,105	9,539

(Loss) income from operations	(859)	4,956	(14,648)	6,257
Other income (expense):
Interest income	45	13	105	39
Interest expense	(11,553)	(211)	(23,099)	(211)

(Loss) income before income taxes	(12,367)	4,758	(37,642)	6,085
Benefit from income taxes	(4,510)	(3,411)	(15,352)	(3,678)

Net (loss) income	(7,857)	8,169	(22,290)	9,763
Less: Net income attributable to the noncontrolling interest, net of tax	50	194	37	29

Net (loss) income attributable to ViaSat, Inc.	$(7,907)	$7,975	$(22,327)	$9,734

Basic net (loss) income per share attributable to ViaSat, Inc. common stockholders	$(0.18)	$0.19	$(0.51)	$0.23
Diluted net (loss) income per share attributable to ViaSat, Inc. common stockholders	$(0.18)	$0.18	$(0.51)	$0.22

Shares used in computing basic net (loss) income per share	43,615	42,142	43,399	41,972
Shares used in computing diluted net (loss) income per share	43,615	43,894	43,399	43,860

Comprehensive income (loss):
Net (loss) income	$(7,857)	$8,169	$(22,290)	$9,763
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on hedging, net of tax of $82, $0, $26 and $0 respectively	129	(593)	40	(721)
Foreign currency translation adjustments, net of tax of $73, $0, $(40) and $0 respectively	899	(1,002)	287	(694)

Other comprehensive income (loss), net of tax	1,028	(1,595)	327	(1,415)
Comprehensive (loss) income	(6,829)	6,574	(21,963)	8,348

Less: comprehensive income attributable to the noncontrolling interest, net of tax	50	194	37	29

Comprehensive (loss) income attributable to ViaSat, Inc.	$(6,879)	$6,380	$(22,000)	$8,319

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	September 28, 2012	September 30, 2011
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(22,290)	$9,763
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	64,359	48,000
Amortization of intangible assets	12,034	11,907
Deferred income taxes	(15,407)	(3,388)
Stock-based compensation expense	12,424	8,979
Loss on disposition of fixed assets	4,535	2,913
Other non-cash adjustments	2,370	782
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(20,515)	(7,416)
Inventories	(5,184)	(20,582)
Other assets	(5,080)	(13,902)
Accounts payable	5,404	(6,270)
Accrued liabilities	2,041	(7,117)
Other liabilities	7,396	117

Net cash provided by operating activities	42,087	23,786

Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(74,652)	(133,313)
Cash paid for patents, licenses and other assets	(12,351)	(8,295)

Net cash used in investing activities	(87,003)	(141,608)

Cash flows from financing activities:
Proceeds from issuance of common stock under equity plans	14,055	6,167
Payment of debt issuance costs	(2,215)	—
Purchase of common stock in treasury	(2,142)	(2,250)
Payments on capital lease	(613)	(465)
Payments of satellite performance incentives obligation	(640)	—
Proceeds from line of credit borrowings	—	130,000
Payments on line of credit	—	(20,000)

Net cash provided by financing activities	8,445	113,452
Effect of exchange rate changes on cash	6	(113)

Net decrease in cash and cash equivalents	(36,465)	(4,483)
Cash and cash equivalents at beginning of period	172,583	40,490

Cash and cash equivalents at end of period	$136,118	$36,007

Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$7,060	$6,340

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	ViaSat, Inc. Stockholders								Total
	Common Stock				Common Stock Held in Treasury		Accumulated Other Comprehensive Income (Loss)
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings				Noncontrolling Interest in Subsidiary
					Number of Shares	Amount
	(In thousands, except share data)
Balance at March 30, 2012	43,776,202	$4	$649,672	$262,218	(727,674)	$(25,358)	$1,439	$4,218	$892,193
Exercise of stock options	487,779	—	11,568	—	—	—	—	—	11,568
Issuance of stock under Employee Stock Purchase Plan	77,474	—	2,487	—	—	—	—	—	2,487
Stock-based compensation	—	—	12,614	—	—	—	—	—	12,614
Shares issued in settlement of certain accrued employee compensation liabilities	197,149	—	7,060	—	—	—	—	—	7,060
RSU awards vesting	137,979	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(50,983)	(2,142)	—	—	(2,142)
Net (loss) income	—	—	—	(22,327)	—	—	—	37	(22,290)
Other comprehensive income, net of tax	—	—	—	—	—	—	327	—	327

Balance at September 28, 2012	44,676,583	$4	$683,401	$239,891	(778,657)	$(27,500)	$1,766	$4,255	$901,817

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at September 28, 2012, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended September 28, 2012 and September 30, 2011, the condensed consolidated statements of cash flows for the six months ended September 28, 2012 and September 30, 2011 and the condensed consolidated statement of equity for the six months ended September 28, 2012 have been prepared by the management of ViaSat, Inc. (also referred to hereafter as the Company or ViaSat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 30, 2012 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 30, 2012 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

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

Revenue recognition

A substantial portion of the Company’s revenues is derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the authoritative guidance for the percentage-of-completion method of accounting (Accounting Standards Codification (ASC) 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract, or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three months ended September 28, 2012 and September 30, 2011, the Company recorded losses of approximately $1.1 million and $0.4 million, respectively, related to loss contracts. During the six months ended September 28, 2012 and September 30, 2011, the Company recorded losses of approximately $2.4 million and $0.7 million, respectively, related to loss contracts.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In accordance with the authoritative guidance for revenue recognition for multiple element arrangements, the Accounting Standards Update (ASU) 2009-13 (ASU 2009-13), Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements, which updates ASC 605-25, Revenue Recognition-Multiple element arrangements, of the Financial Accounting Standards Board (FASB) codification, for substantially all of the arrangements with multiple deliverables, the Company allocates revenue to each element based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: vendor specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE are available (a description as to how the Company determines VSOE, TPE and ESP is provided below). If a tangible hardware systems product includes software, the Company determines whether the tangible hardware systems product and the software work together to deliver the product’s essential functionality and, if so, the entire product is treated as a nonsoftware deliverable. The total arrangement consideration is allocated to each separate unit of accounting for each of the nonsoftware deliverables using the relative selling prices of each unit based on the aforementioned selling price hierarchy. Revenue for each separate unit of accounting is recognized when the applicable revenue recognition criteria for each element have been met.

To determine the selling price in multiple-element arrangements, the Company establishes VSOE of the selling price using the price charged for a deliverable when sold separately and for software license updates, product support and hardware systems support, based on the renewal rates offered to customers. For nonsoftware multiple-element arrangements, TPE is established by evaluating similar and/or interchangeable competitor products or services in standalone arrangements with similarly situated customers and/or agreements. If the Company is unable to determine the selling price because VSOE or TPE doesn’t exist, the Company determines ESP for the purposes of allocating the arrangement by reviewing historical transactions, including transactions whereby the deliverable was sold on a standalone basis and considers several other external and internal factors including, but not limited to, pricing practices including discounting, margin objectives, competition, the geographies in which the Company offers its products and services, the type of customer (i.e., distributor, value added reseller, government agency or direct end user, among others) and the stage of the product lifecycle. The determination of ESP considers the Company’s pricing model and go-to-market strategy. As the Company, or its competitors’, pricing and go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes to its determination of VSOE, TPE and ESP. As a result, the Company’s future revenue recognition for multiple-element arrangements could differ materially from those in the current period.

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

Contract costs on U.S. government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. government agencies, as well as negotiations with U.S. government representatives. The Company’s incurred cost audits by the DCAA have not been completed for fiscal year 2004 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal year 2003 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of September 28, 2012 and March 30, 2012, the Company had $6.7 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 8).

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in selling, general and administrative expenses (SG&A). Advertising expenses for the three months ended September 28, 2012 and September 30, 2011 were $6.0 million and $0.7 million, respectively, and for the six months ended September 28, 2012 and September 30, 2011 were $11.5 million and $1.5 million, respectively.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). During the three and six months ended September 28, 2012, with respect to assets under construction, the Company capitalized $0.8 million and $1.6 million of interest expense, respectively. With respect to ViaSat-1, related gateway and networking equipment and other assets, the Company capitalized $7.7 million and $15.3 million of interest expense during the three and six months ended September 30, 2011, respectively.

The Company owns two satellites: its new high-capacity Ka-band spot-beam satellite, ViaSat-1 (which was successfully launched into orbit in October 2011 and commenced commercial operation in January 2012) and WildBlue-1 (which was placed into service in March 2007). In addition, the Company has an exclusive prepaid lifetime capital lease of Ka-band capacity over the continental United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and owns related gateway and networking equipment for all of its satellites. The Company periodically reviews the remaining estimated useful life of its satellites to determine if revisions to estimated lives are necessary. The Company’s property and equipment also includes the indoor and outdoor customer premise equipment (CPE) units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment. The Company depreciates the satellites, gateway and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of September 28, 2012 were $118.8 million and $40.2 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of March 30, 2012 were $85.3 million and $33.1 million, respectively.

Occasionally, the Company may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of September 28, 2012 and March 30, 2012, assets under capital leases totaled approximately $3.1 million. Accumulated amortization related to such capital leases was $1.0 million and $0.8 million as of September 28, 2012 and March 30, 2012, respectively. The Company records amortization of assets leased under capital lease arrangements within depreciation expense.

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. As of September 28, 2012 and March 30, 2012, the Company had $3.2 million of capitalized costs related to patents included in other assets. As of September 28, 2012 and March 30, 2012, the Company had $8.6 million and $8.4 million, respectively, of capitalized costs related to acquiring and obtaining orbital slots and other licenses included in other assets. Accumulated amortization related to these assets was approximately $0.5 million and $0.4 million as of September 28, 2012 and March 30, 2012, respectively. Amortization expense related to these assets was an insignificant amount for the three and six months ended September 28, 2012 and September 30, 2011. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three months and six ended September 28, 2012 and September 30, 2011, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense on a straight-line basis over the expected term of the related debt, which is not materially different from an effective interest rate basis. During the three months ended September 28, 2012, the Company did not pay or capitalize any debt issuance costs and during the six months ended September 28, 2012, the Company

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

paid and capitalized approximately $2.2 million in debt issuance costs. During the three and six months ended September 30, 2011, the Company did not pay or capitalize any debt issuance costs. Unamortized debt issuance costs are recorded in prepaid expenses and other current assets and in other long-term assets in the consolidated balance sheets, depending on the amounts expected to be amortized to interest expense within the next twelve months.

Software development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $50.7 million and $42.0 million related to software developed for resale were included in other assets as of September 28, 2012 and March 30, 2012, respectively. The Company capitalized $6.1 million and $12.5 million of costs related to software developed for resale for the three and six months ended September 28, 2012, respectively. The Company capitalized $4.1 million and $9.4 million of costs related to software developed for resale for the three and six months ended September 30, 2011, respectively. Amortization expense for software development costs was $2.3 million and $3.8 million for the three and six months ended September 28, 2012, respectively, and $1.1 million and $2.3 million for the three and six months ended September 30, 2011, respectively.

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company’s self-insurance liability for the plans was $1.9 million and $1.7 million as of September 28, 2012 and March 30, 2012, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At September 28, 2012 and March 30, 2012, no such amounts were accrued related to the aforementioned provisions.

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

Common stock held in treasury

During the first six months of fiscal years 2013 and 2012, the Company issued 137,979 and 145,695 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company repurchased 50,983 and 51,403 shares of common stock with a total value of $2.1 million and $2.3 million during the first six months of fiscal years 2013 and 2012, respectively. Repurchased shares of common stock of 778,657 and 727,674 were held in treasury as of September 28, 2012 and March 30, 2012, respectively.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The fair values of the Company’s outstanding foreign currency forward contracts as of September 28, 2012 and March 30, 2012 were as follows:

	September 28, 2012		March 30, 2012
Derivatives designated as hedging instruments	Other current assets	Accrued liabilities	Other current assets	Accrued liabilities
	(In thousands)
Foreign currency forward contracts	$—	$377	$—	$443

Total derivatives designated as hedging instruments	$—	$377	$—	$443

The notional value of foreign currency forward contracts outstanding as of September 28, 2012 and March 30, 2012 was $7.5 million and $9.6 million, respectively.

The effects of foreign currency forward contracts in cash flow hedging relationships during the three months ended September 28, 2012 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(In thousands)
Foreign currency forward contracts	$(243)	Cost of product revenues	$(454)	Not applicable	$—

Total	$(243)		$(454)		$—

The effects of foreign currency forward contracts in cash flow hedging relationships during the six months ended September 28, 2012 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(In thousands)
Foreign currency forward contracts	$(520)	Cost of product revenues	$(586)	Not applicable	$—

Total	$(520)		$(586)		$—

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At September 28, 2012, the estimated net amount of unrealized gains or losses related to foreign currency forward contracts that was expected to be reclassified to earnings within the next twelve months was approximately $0.3 million. The Company’s foreign currency forward contracts outstanding as of September 28, 2012 will mature within nine to twenty three months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for the three and six months ended September 28, 2012 and September 30, 2011.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense on a straight-line basis over the employee’s requisite service period. Stock-based compensation expense is recognized in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended September 28, 2012 and September 30, 2011 only for those awards ultimately expected to vest, with forfeitures estimated at the date of grant. The authoritative guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognized $5.8 million and $12.4 million of stock-based compensation expense for the three and six months ended September 28, 2012, respectively, and $4.8 million and $9.0 million of stock-based compensation expense for the three and six months ended September 30, 2011, respectively.

For the six months ended September 28, 2012 and September 30, 2011, the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit award vesting as the excess tax benefit from stock options exercised and restricted stock unit award vesting increased the Company’s net operating loss carryforward.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of September 28, 2012	As of March 30, 2012
	(In thousands)
Accounts receivable, net:
Billed	$113,160	$108,758
Unbilled	119,584	103,929
Allowance for doubtful accounts	(1,138)	(997)

	$231,606	$211,690

Inventories:
Raw materials	$43,440	$46,208
Work in process	23,814	23,932
Finished goods	65,636	57,506

	$132,890	$127,646

Prepaid expenses and other current assets:
Prepaid expenses	$31,881	$25,103
Other	2,837	5,814

	$34,718	$30,917

Satellites, net:
Satellite — WildBlue-1 (estimated useful life of 10 years)	$195,890	$195,890
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellite — ViaSat-1 (estimated useful life of 17 years)	363,204	362,977

	658,184	657,957
Less accumulated depreciation and amortization	(97,663)	(72,226)

	$560,521	$585,731

Property and equipment, net:
Machinery and equipment (estimated useful life of 2-5 years)	$219,660	$195,975
Computer equipment and software (estimated useful life of 2-7 years)	132,032	127,596
CPE leased equipment (estimated useful life of 3-5 years)	118,755	85,271
Furniture and fixtures (estimated useful life of 7 years)	14,086	14,093
Leasehold improvements (estimated useful life of 2-17 years)	51,373	51,205
Building (estimated useful life of 24 years)	8,923	8,923
Land	4,384	4,384
Construction in progress	19,186	16,570

	568,399	504,017
Less accumulated depreciation and amortization	(242,354)	(209,044)

	$326,045	$294,973

Other acquired intangible assets, net:
Technology (weighted average useful life of 6 years)	$54,358	$54,240
Contracts and customer relationships (weighted average useful life of 7 years)	88,790	88,758
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 3 years)	5,680	5,680
Other (weighted average useful life of 6 years)	6,304	6,307

	163,732	163,585
Less accumulated amortization	(108,673)	(100,544)

	$55,059	$63,041

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of September 28, 2012	As of March 30, 2012
	(In thousands)
Other assets:
Capitalized software costs, net	$50,679	$41,992
Patents, orbital slots and other licenses, net	11,255	11,194
Deferred income taxes	68,768	53,602
Other	31,882	30,007

	$162,584	$136,795

Accrued liabilities:
Collections in excess of revenues and deferred revenues	$81,187	$88,114
Accrued vacation	17,765	17,573
Warranty reserve, current portion	7,288	6,238
Accrued employee compensation	14,110	21,384
Other	34,056	26,453

	$154,406	$159,762

Other liabilities:
Deferred revenue, long-term portion	$16,433	$11,414
Deferred rent, long-term portion	9,169	8,237
Warranty reserve, long-term portion	6,114	5,413
Deferred income taxes, long-term portion	2,797	3,073
Unrecognized tax position liabilities	1,306	1,306
Satellite performance incentives obligation, long-term portion	21,241	20,910

	$57,060	$50,353

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 28, 2012 and March 30, 2012:

	Fair Value as of September 28, 2012	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents	$56,432	$56,432	$—	$—

Total assets measured at fair value on a recurring basis	$56,432	$56,432	$—	$—

Liabilities
Foreign currency forward contracts	$377	$—	$377	$—

Total liabilities measured at fair value on a recurring basis	$377	$—	$377	$—

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Fair Value as of March 30, 2012	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents	$70,379	$70,379	$—	$—

Total assets measured at fair value on a recurring basis	$70,379	$70,379	$—	$—

Liabilities
Foreign currency forward contracts	$443	$—	$443	$—

Total liabilities measured at fair value on a recurring basis	$443	$—	$443	$—

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

Long-term debt — The Company’s long-term debt consists of borrowings under (1) capital lease obligations reported at the present value of future minimum lease payments with current accrued interest, and (2) the Company’s 8.875% Senior Notes due 2016 (the 2016 Notes) and 6.875% Senior Notes due 2020 (the 2020 Notes, and collectively with the 2016 Notes, the Senior Notes) reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s outstanding long-term debt related to the 2020 Notes was determined using quoted prices in active markets (Level 1) and was approximately $283.3 million as of September 28, 2012. As of March 30, 2012, the fair value of the Company’s outstanding long-term debt related to the 2020 Notes had been determined using recent market transactions for similar notes (Level 2) and was approximately $280.2 million. The 2020 Notes were exchanged in August 2012 for substantially identical 2020 Notes that had been registered with the Securities and Exchange Commission (SEC), which resulted in a change of the inputs used to measure the fair value of the 2020 Notes from March 30, 2012 (Level 2) to September 28, 2012 (Level 1). The fair value of the Company’s outstanding long-term debt related to the 2016 Notes is determined using quoted prices in active markets (Level 1) and was approximately $294.9 million and $298.4 million as of September 28, 2012 and March 30, 2012, respectively. The fair value of the Company’s capital lease obligations is estimated at their carrying value based on current rates (Level 2).

Satellite performance incentives obligation — The Company’s contract with the manufacturer of ViaSat-1 requires the Company to make monthly in-orbit satellite performance incentive payments, including interest at 7.0%, over a fifteen-year period from December 2011 to December 2026, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentives on a recurring basis. The fair value of the Company’s outstanding satellite performance incentives are estimated at their carrying value based on current rates (Level 2).

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4 — Shares Used In Computing Diluted Net Income Per Share

	Three Months Ended		Six Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net income (loss) per share attributable to ViaSat, Inc. common stockholders	43,615	42,142	43,399	41,972
Options to purchase common stock as determined by application of the treasury stock method	—	1,311	—	1,375
Restricted stock units to acquire common stock as determined by application of the treasury stock method	—	348	—	377
Potentially issuable shares in connection with certain terms of the amended ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan equivalents	—	93	—	136

Shares used in computing diluted net income (loss) per share attributable to ViaSat, Inc. common stockholders	43,615	43,894	43,399	43,860

The weighted average number of shares used to calculate basic and diluted net income (loss) per share attributable to ViaSat, Inc. common stockholders is the same for both the three and six months ended September 28, 2012, as the Company’s financial information resulted in a net loss for the three and six months ended September 28, 2012 and inclusion of common share equivalents would be antidilutive. Common share equivalents excluded from the calculation for the three months ended September 28, 2012 were 1,566,615 shares relating to stock options, 367,833 shares relating to restricted stock units and 97,738 shares relating to certain terms of the amended ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan. Common share equivalents excluded from the calculation for the six months ended September 28, 2012 were 1,628,482 shares relating to stock options, 357,005 shares relating to restricted stock units and 170,920 shares relating to certain terms of the amended ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan. Antidilutive shares relating to stock options excluded from the calculation for the three and six months ended September 30, 2011 were 281,250 and 246,387 shares, respectively. Antidilutive shares relating to restricted stock units excluded from the calculation for the three and six months ended September 30, 2011 were 13,356 and 9,090 shares, respectively.

Note 5 — Goodwill and Acquired Intangible Assets

During the first six months of fiscal year 2013, the Company’s goodwill increased by approximately $0.1 million related to the effects of foreign currency translation recorded within the Company’s government systems and commercial networks segments. Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of three to ten years. Amortization expense related to other acquired intangible assets was $4.0 million and $4.8 million for the three months ended September 28, 2012 and September 30, 2011, respectively, and $8.1 million and $9.5 million for the six months ended September 28, 2012 and September 30, 2011, respectively.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended September 28, 2012	$8,105

Expected for the remainder of fiscal year 2013	$7,502
Expected for fiscal year 2014	13,888
Expected for fiscal year 2015	13,812
Expected for fiscal year 2016	10,206
Expected for fiscal year 2017	4,630
Thereafter	5,021

$55,059

Note 6 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of September 28, 2012 and March 30, 2012:

	As of September 28, 2012	As of March 30, 2012
	(In thousands)
Senior Notes
2016 Notes (1)	$275,000	$275,000
Unamortized discount on the 2016 Notes	(1,961)	(2,209)
2020 Notes (1)	275,000	275,000

Total Senior Notes, net of discount	548,039	547,791
Less: current portion of the Senior Notes	—	—

Total Senior Notes long-term, net	548,039	547,791

Other Long-Term Debt
Revolving credit facility	—	—
Capital lease obligations	1,401	2,014

Total other long-term debt	1,401	2,014
Less: current portion of other long-term debt	1,270	1,240

Other long-term debt, net	131	774
Total debt	549,440	549,805
Less: current portion	1,270	1,240

Long-term debt, net	$548,170	$548,565

(1)

Subsequent to the quarter end, the Company issued an additional $300.0 million in aggregate principal amount of 2020 Notes, repurchased approximately $262.1 million in aggregate principal amount of its 2016 Notes and issued a notice of redemption to redeem the remaining 2016 Notes outstanding.

Credit Facility

As of September 28, 2012, the Company’s revolving credit facility (the Credit Facility), as amended, provided a revolving line of credit of $325.0 million (including up to $50.0 million of letters of credit), with a maturity date of May 9, 2017. Borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00% or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Credit Facility in connection with the construction of various assets during the construction period. The Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries and secured by substantially all of the Company’s and such subsidiaries’ assets.

The Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Credit Facility was amended on September 26, 2012 to, among other things, increase the Company’s permitted total leverage ratio for the second, third and fourth quarters of fiscal year 2013 and authorize the offering of up to $300.0 million in additional indebtedness to refinance 2016 Notes.

The Company was in compliance with its financial covenants under the Credit Facility as of September 28, 2012. At September 28, 2012, the Company had no outstanding borrowings under the Credit Facility and $38.5 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of September 28, 2012 of $286.5 million.

Senior Notes due 2016

In October 2009, the Company issued $275.0 million in principal amount of 2016 Notes in a private placement to institutional buyers, which 2016 Notes were exchanged in May 2010 for substantially identical 2016 Notes that had been registered with the SEC. The 2016 Notes bear interest at the rate of 8.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in March 2010. The 2016 Notes were issued with an original issue discount of 1.24%, or $3.4 million. The 2016 Notes are recorded as long-term debt, net of original issue discount, in the Company’s condensed consolidated financial statements. The original issue discount and deferred financing cost associated with the issuance of the 2016 Notes is amortized to interest expense on a straight-line basis over the term of the 2016 Notes, which is not materially different from an effective interest rate basis.

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

Senior Notes due 2020

In February 2012, the Company issued $275.0 million in principal amount of 2020 Notes in a private placement to institutional buyers, which 2020 Notes were exchanged in August 2012 for substantially identical 2020 Notes that had been registered with the SEC. The 2020 Notes bear interest at the rate of 6.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in June 2012. The 2020 Notes were issued at the face value and are recorded as long-term debt in the Company’s condensed consolidated financial statements. Deferred financing cost associated with the issuance of the 2020 Notes is amortized to interest expense on a straight-line basis over the term of the 2020 Notes, which is not materially different from an effective interest rate basis.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Capital leases

Occasionally the Company may enter into capital lease agreements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of September 28, 2012 and March 30, 2012, the Company had approximately $1.4 million and $2.0 million, respectively, outstanding under capital leases payable over a weighted average period of 36 months, due fiscal year 2014. These lease agreements bear interest at a weighted average rate of 4.61% and can be extended on a month-to-month basis after the original term.

Subsequent event — issuance of additional 2020 Notes and repurchase of 2016 Notes

On October 12, 2012, subsequent to the quarter end, the Company issued an additional $300.0 million in aggregate principal amount of its 2020 Notes in a private placement to institutional buyers at an issue price of 103.50% of the principal amount. The $10.5 million premium the Company received in connection with the issuance of the additional 2020 Notes will be recorded in long-term debt in the condensed consolidated financial statements and will be amortized as a reduction to interest expense on a straight-line basis over the term of the 2020 Notes, which is not materially different from an effective interest rate basis.

On September 27, 2012, the Company launched a tender offer to purchase, for cash, any and all of its $275.0 million in aggregate principal amount of outstanding 2016 Notes. In conjunction with the tender offer, the Company also solicited consents from the holders of the 2016 Notes to eliminate certain covenants in and amend certain provisions of the indenture governing the 2016 Notes. In connection with the Company’s issuance of the additional 2020 Notes, on October 12, 2012, the Company purchased approximately $262.1 million in aggregate principal amount of the 2016 Notes pursuant to the tender offer. The purchase price for the 2016 Notes was $1,071.56 per $1,000 principal amount of 2016 Notes tendered, which included a $10.00 consent payment per $1,000 principal amount of notes tendered. The total cash payment to purchase the tendered 2016 Notes, including accrued and unpaid interest up to, but excluding, October 12, 2012, was approximately $282.5 million. The tender offer expired on October 25, 2012. On October 15, 2012, the Company issued a notice to redeem the remaining $12.9 million in aggregate principal amount of 2016 Notes in accordance with the indenture governing the 2016 Notes. The remaining 2016 Notes will be redeemed on November 14, 2012 at a redemption price of 106.656%, plus accrued and unpaid interest up to, but excluding, the redemption date. The Company estimates that it will incur a loss on extinguishment of debt of approximately $27.0 million, which will be recorded in the third quarter of fiscal year 2013.

Note 7 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

have a history of warranty cost, the Company bases its estimates on its experience with the technology involved and the type of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the six months ended September 28, 2012 and September 30, 2011:

	Six Months Ended
	September 28, 2012	September 30, 2011
	(In thousands)
Balance, beginning of period	$11,651	$12,942
Change in liability for warranties issued in period	4,383	2,922
Settlements made (in cash or in kind) during the period	(2,632)	(3,472)

Balance, end of period	$13,402	$12,392

Note 8 — Commitments and Contingencies

In February 2012, the Company filed a complaint against Space Systems/Loral, Inc. (SS/L) and its parent company Loral Space & Communications, Inc. (Loral) in the United States District Court for the Southern District of California for patent infringement and breach of contract relating to the manufacture of ViaSat-1. The Company alleges, among other things, that SS/L and Loral infringed U.S. Patent Nos. 8,107,875, 8,010,043, 8,068,827 and 7,773,942 by making, using, offering to sell and/or selling other high-capacity broadband satellites, and has requested monetary damages, injunctive relief and other remedies. On June 15, 2012, SS/L filed counterclaims against the Company for patent infringement and declaratory relief. Specifically, SS/L seeks a judicial declaration that SS/L did not breach the parties’ contract for the manufacture of ViaSat-1, that SS/L does not infringe the Company’s patents described above, and that those patents are invalid and/or unenforceable. SS/L also alleges that the Company infringed U.S. Patent Nos. 6,879,808, 6,400,696 and 7,219,132 by providing broadband internet service by means of the Anik F2 satellite using ViaSat satellite gateways and satellite user terminals and has induced others to infringe by selling certain ground equipment and user terminals.

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

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been completed for fiscal year 2004 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal year 2003 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of September 28, 2012 and March 30, 2012, the Company had $6.7 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on status of the related contracts.

Note 9 — Income Taxes

The Company currently estimates its annual effective income tax rate to be approximately 40.5% for fiscal year 2013. The estimated annual effective income tax rate reflects the December 31, 2011 expiration of the federal research and development tax credit. If the federal research and development tax credit is reinstated, the Company may have a lower annual effective tax rate for fiscal year 2013, and the amount of any such tax rate reduction will depend on the effective date of any such reinstatement, the terms of the reinstatement, as well as the amount of eligible research and development expenses in the reinstated period. The estimated annual effective tax rate is different from the expected statutory rate primarily due to state research and development tax credits.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three and six months ended September 28, 2012, the Company’s gross unrecognized tax benefits decreased by $1.3 million and increased by $0.9 million, respectively. In the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease by up to approximately $2.4 million as a result of the expiration of the statute of limitations or settlements with tax authorities for previously filed tax returns.

Note 10 — Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	Three Months Ended September 28, 2012
	Net Change in Foreign Currency Translation Adjustments	Net Change in Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Beginning balance	$1,097	$(359)	$738
Current period other comprehensive income (loss), net of tax	899	129	1,028

Ending balance	$1,996	$(230)	$1,766

	Six Months Ended September 28, 2012
	Net Change in Foreign Currency Translation Adjustments	Net Change in Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Beginning balance	$1,709	$(270)	$1,439
Current period other comprehensive income (loss), net of tax	287	40	327

Ending balance	$1,996	$(230)	$1,766

	Three Months Ended September 30, 2011
	Net Change in Foreign Currency Translation Adjustments	Net Change in Derivatives	Accumulated Other Comprehensive Income (Loss)
		(In thousands)
Beginning balance	$2,403	$54	$2,457
Current period other comprehensive income (loss), net of tax	(1,002)	(593)	(1,595)

Ending balance	$1,401	$(539)	$862

	Six Months Ended September 30, 2011
	Net Change in Foreign Currency Translation Adjustments	Net Change in Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Beginning balance	$2,095	$182	$2,277
Current period other comprehensive income (loss), net of tax	(694)	(721)	(1,415)

Ending balance	$1,401	$(539)	$862

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11 — Segment Information

The Company’s reporting segments, comprised of the satellite services, commercial networks and government systems segment, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides retail and wholesale satellite-based broadband internet services for its consumer, enterprise and mobile broadband customers in the United States, as well as managed network services for the satellite communication systems of the Company’s consumer, enterprise and mobile broadband customers worldwide. The Company’s commercial networks segment develops and produces a variety of advanced end-to-end satellite and other wireless communication systems and ground networking equipment and products, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment develops and produces network-centric, internet protocol (IP)-based secure government communications systems, products, services and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Segment revenues and operating profits (losses) for the three and six months ended September 28, 2012 and September 30, 2011 were as follows:

	Three Months Ended		Six Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands)
Revenues
Satellite Services
Product	$2,975	$927	$3,506	$1,578
Service	64,332	54,488	123,120	110,700

Total	67,307	55,415	126,626	112,278
Commercial Networks
Product	81,113	59,063	151,875	106,359
Service	5,424	5,136	10,797	9,909

Total	86,537	64,199	162,672	116,268
Government Systems
Product	84,387	86,621	160,823	161,220
Service	44,591	16,789	74,464	28,359

Total	128,978	103,410	235,287	189,579
Elimination of intersegment revenues	—	—	—	—

Total revenues	$282,822	$223,024	$524,585	$418,125

Operating (losses) profits
Satellite Services	$(19,373)	$(1,739)	$(41,889)	$194
Commercial Networks	(1,836)	(2,871)	(3,905)	(6,111)
Government Systems	24,391	14,333	39,251	21,713
Elimination of intersegment operating profits	—	—	—	—

Segment operating profit (loss) before corporate and amortization of acquired intangible assets	3,182	9,723	(6,543)	15,796
Corporate	—	—	—	—
Amortization of acquired intangible assets	(4,041)	(4,767)	(8,105)	(9,539)

(Loss) income from operations	$(859)	$4,956	$(14,648)	$6,257

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property, plant and equipment, including its satellites, gateways and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of September 28, 2012 and March 30, 2012 were as follows:

	As of September 28, 2012	As of March 30, 2012
	(In thousands)
Segment assets
Satellite Services	$98,269	$95,671
Commercial Networks	182,458	170,553
Government Systems	222,497	219,199

Total segment assets	503,224	485,423
Corporate assets	1,240,145	1,241,730

Total assets	$1,743,369	$1,727,153

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other acquired intangible assets, net and goodwill included in segment assets as of September 28, 2012 and March 30, 2012 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of September 28, 2012	As of March 30, 2012	As of September 28, 2012	As of March 30, 2012
	(In thousands)
Satellite Services	$45,914	$52,390	$9,809	$9,809
Commercial Networks	1,825	2,186	43,670	43,739
Government Systems	7,320	8,465	30,058	29,913

Total	$55,059	$63,041	$83,537	$83,461

Amortization of acquired intangible assets by segment for the three and six months ended September 28, 2012 and September 30, 2011 was as follows:

	Three Months Ended		Six Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands)
Satellite Services	$3,238	$3,238	$6,476	$6,476
Commercial Networks	177	884	361	1,767
Government Systems	626	645	1,268	1,296

Total amortization of acquired intangible assets	$4,041	$4,767	$8,105	$9,539

Revenue information by geographic area for the three and six months ended September 28, 2012 and September 30, 2011 was as follows:

	Three Months Ended		Six Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands)
United States	$206,490	$175,760	$385,224	$329,961
Europe, Middle East and Africa	54,330	30,336	86,545	57,240
Asia, Pacific	12,461	4,819	20,892	11,997
North America other than United States	6,900	5,489	24,287	9,713
Central and Latin America	2,641	6,620	7,637	9,214

Total revenues	$282,822	$223,024	$524,585	$418,125

The Company distinguishes revenues from external customers by geographic area based on customer location.

The net book value of long-lived assets located outside the United States was $18.9 million and $18.7 million at September 28, 2012 and March 30, 2012, respectively.

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

The Company’s satellite construction contract with SS/L for ViaSat-1 requires the Company to make monthly satellite performance incentive payments, including interest, over a fifteen-year period from December 2011 to December 2026, subject to the continued satisfactory performance of the satellite. As of September 28, 2012 and March 30, 2012, the Company’s estimated satellite performance incentives obligation and accrued interest were $22.9 million and $22.5 million, respectively. Based on estimates as of September 28, 2012, the remaining amount of satellite performance incentives and related interest that the Company may be required to pay under this satellite construction contract during the period until December 2026 is approximately $38.5 million. Material amounts related to the satellite construction contract with SS/L are disclosed in the tables below.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In addition, from time to time, the Company enters into various contracts in the ordinary course of business with SS/L and Telesat Canada. Material amounts related to these contracts are disclosed in the tables below.

Current payables included in accrued liabilities and long-term payables included in other liabilities as of September 28, 2012 and March 30, 2012 were as follows:

	As of September 28, 2012	As of March 30, 2012
	(In thousands)
Payables, current
Loral – satellite construction contract (estimated satellite performance incentives)	$1,656	$1,599
Payables, long-term
Loral – satellite construction contract (estimated satellite performance incentives)	21,241	20,910

Revenue and expense for the three and six months ended September 28, 2012 and September 30, 2011 were as follows:

	Three Months Ended				Six Months Ended
	September 28, 2012	September 30, 2011			September 28, 2012			September 30, 2011
	(In thousands)
Revenue
Loral – ordinary course of business	$—	$		*	$		*	$1,517
Expense
Telesat Canada – ordinary course of business	1,496		*			1,986		1,278

*	Amounts were not meaningful.

Cash received and paid during the six months ended September 28, 2012 and September 30, 2011 were as follows:

	Six Months Ended
	September 28, 2012			September 30, 2011
	(In thousands)
Cash received
Telesat Canada – ordinary course of business	$		*	$1,946
Cash paid
Loral – satellite construction contract (including satellite performance incentives)		*		1,283
Telesat Canada – ordinary course of business		3,675		4,834

*	Amounts were not meaningful.

Note 13 — Financial Statements of Parent and Subsidiary Guarantors

As of September 28, 2012, the $550.0 million in aggregate principal amount of Senior Notes issued by the Company was comprised of $275.0 million in principal amount of 2016 Notes and $275.0 million in principal amount of 2020 Notes. The Senior Notes are jointly and severally guaranteed on a full and unconditional basis by each of the Guarantor Subsidiaries, subject to certain customary release provisions, including the sale, transfer or other disposition of the capital stock or all or substantially all of the assets of a Guarantor Subsidiary, the designation of a Guarantor Subsidiary as an unrestricted subsidiary, the release or discharge of the Guarantor Subsidiary’s guarantee of the Credit Facility or the exercise of the legal defeasance option or covenant defeasance option. All of the Guarantor Subsidiaries are direct or indirect 100% owned subsidiaries of the Company. The indentures governing the Senior Notes limit, among other things, the Company’s and its restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; reduce the Company’s satellite insurance; and consolidate or merge with, or sell substantially all of their assets to, another person.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following supplemental financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows for the Company (as “Issuing Parent Company”), the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Company and subsidiaries as of September 28, 2012 and March 30, 2012 and for the three and six months ended September 28, 2012 and September 30, 2011.

Condensed Consolidated Balance Sheet as of September 28, 2012

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$119,292	$6,911	$9,915	$—	$136,118
Accounts receivable, net	215,026	9,701	6,879	—	231,606
Inventories	99,509	27,744	5,637	—	132,890
Deferred income taxes	18,457	1,526	308	—	20,291
Prepaid expenses and other current assets	28,444	5,660	614	—	34,718
Current portion of intercompany receivables	65,443	—	—	(65,443)	—

Total current assets	546,171	51,542	23,353	(65,443)	555,623

Satellites, net	348,119	212,402	—	—	560,521
Property and equipment, net	183,723	136,170	6,152	—	326,045
Other acquired intangible assets, net	2,084	45,913	7,062	—	55,059
Goodwill	63,939	9,687	9,911	—	83,537
Investments in subsidiaries and intercompany receivables	404,693	2,813	1,642	(409,148)	—
Other assets	126,172	35,755	657	—	162,584

Total assets	$1,674,901	$494,282	$48,777	$(474,591)	$1,743,369

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$65,254	$14,280	$1,112	$—	$80,646
Accrued liabilities	123,524	26,265	4,617	—	154,406
Current portion of other long-term debt	133	1,137	—	—	1,270
Current portion of intercompany payables	—	65,443	—	(65,443)	—

Total current liabilities	188,911	107,125	5,729	(65,443)	236,322

Senior Notes, net	548,039	—	—	—	548,039
Other long-term debt	7	124	—	—	131
Intercompany payables	1,650	—	9,666	(11,316)	—
Other liabilities	38,732	15,796	2,532	—	57,060

Total liabilities	777,339	123,045	17,927	(76,759)	841,552

Equity:
ViaSat, Inc. stockholders’ equity
Total ViaSat, Inc. stockholders’ equity	897,562	371,237	30,850	(402,087)	897,562
Noncontrolling interest in subsidiary	—	—	—	4,255	4,255

Total equity	897,562	371,237	30,850	(397,832)	901,817

Total liabilities and equity	$1,674,901	$494,282	$48,777	$(474,591)	$1,743,369

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the Three Months Ended September 28, 2012

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Revenues:
Product revenues	$161,137	$2,975	$4,481	$(118)	$168,475
Service revenues	51,668	59,803	3,261	(385)	114,347

Total revenues	212,805	62,778	7,742	(503)	282,822
Operating expenses:
Cost of product revenues	116,382	2,028	3,121	(110)	121,421
Cost of service revenues	37, 012	56,556	2,199	(385)	95,382
Selling, general and administrative	30,600	20,747	2,732	—	54,079
Independent research and development	8,272	360	134	(8)	8,758
Amortization of acquired intangible assets	274	3,238	529	—	4,041

Income (loss) from operations	20,265	(20,151)	(973)	—	(859)
Other income (expense):
Interest income	44	—	1	—	45
Interest expense	(11,537)	(16)	—	—	(11,553)

Income (loss) before income taxes	8,772	(20,167)	(972)	—	(12,367)
Provision for (benefit from) income taxes	3,522	(7,978)	(54)	—	(4,510)
Equity in net income (loss) of consolidated subsidiaries	(13,157)	—	—	13,157	—

Net income (loss)	(7,907)	(12,189)	(918)	13,157	(7,857)
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	50	50

Net income (loss) attributable to ViaSat, Inc.	$(7,907)	$(12,189)	$(918)	$13,107	$(7,907)

Comprehensive income (loss) attributable to ViaSat, Inc.	$(6,879)	$(12,189)	$54	$12,135	$(6,879)

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the Six Months Ended September 28, 2012

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Revenues:
Product revenues	$304,311	$3,506	$8,609	$(222)	$316,204
Service revenues	89,028	114,387	5,739	(773)	208,381

Total revenues	393,339	117,893	14,348	(995)	524,585
Operating expenses:
Cost of product revenues	222,707	2,110	5,843	(190)	230,470
Cost of service revenues	61,366	109,481	3,877	(773)	173,951
Selling, general and administrative	61,743	43,722	5,115	—	110,580
Independent research and development	15,363	510	286	(32)	16,127
Amortization of acquired intangible assets	549	6,476	1,080	—	8,105

Income (loss) from operations	31,611	(44,406)	(1,853)	—	(14,648)
Other income (expense):
Interest income	102	—	3	—	105
Interest expense	(23,058)	(36)	(5)	—	(23,099)

Income (loss) before income taxes	8,655	(44,442)	(1,855)	—	(37,642)
Provision for (benefit from) income taxes	2,202	(17,367)	(187)	—	(15,352)
Equity in net income (loss) of consolidated subsidiaries	(28,780)	—	—	28,780	—

Net income (loss)	(22,327)	(27,075)	(1,668)	28,780	(22,290)
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	37	37

Net income (loss) attributable to ViaSat, Inc.	$(22,327)	$(27,075)	$(1,668)	$28,743	$(22,327)

Comprehensive income (loss) attributable to ViaSat, Inc.	$(22,000)	$(27,075)	$(1,421)	$28,496	$(22,000)

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the Three Months Ended September 30, 2011

	Issuing Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Revenues:
Product revenues	$135,843	$926	$9,917	$(75)	$146,611
Service revenues	21,988	51,638	3,187	(400)	76,413

Total revenues	157,831	52,564	13,104	(475)	223,024
Operating expenses:
Cost of product revenues	100,366	785	7,892	(1,134)	107,909
Cost of service revenues	14,580	38,321	1,701	(398)	54,204
Selling, general and administrative	29,919	11,983	2,477	—	44,379
Independent research and development	6,592	—	234	(17)	6,809
Amortization of acquired intangible assets	970	3,239	558	—	4,767

Income (loss) from operations	5,404	(1,764)	242	1,074	4,956
Other income (expense):
Interest income	112	—	2	(101)	13
Interest expense	(152)	(59)	(101)	101	(211)

Income (loss) before income taxes	5,364	(1,823)	143	1,074	4,758
Provision for (benefit from) income taxes	(3,443)	(732)	272	492	(3,411)
Equity in net income (loss) of consolidated subsidiaries	(1,414)	—	—	1,414	—

Net income (loss)	7,393	(1,091)	(129)	1,996	8,169
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	194	194

Net income (loss) attributable to ViaSat, Inc.	$7,393	$(1,091)	$(129)	$1,802	$7,975

Comprehensive income (loss) attributable to ViaSat, Inc.	$5,798	$(1,091)	$(1,131)	$2,804	$6,380

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the Six Months Ended September 30, 2011

	Issuing Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Revenues:
Product revenues	$254,756	$1,578	$13,167	$(344)	$269,157
Service revenues	39,685	104,989	5,413	(1,119)	148,968

Total revenues	294,441	106,567	18,580	(1,463)	418,125
Operating expenses:
Cost of product revenues	189,930	1,542	10,465	(1,743)	200,194
Cost of service revenues	25,472	75,457	3,659	(1,068)	103,520
Selling, general and administrative	56,534	25,060	4,521	(3)	86,112
Independent research and development	11,957	—	572	(26)	12,503
Amortization of acquired intangible assets	1,940	6,477	1,122	—	9,539

Income (loss) from operations	8,608	(1,969)	(1,759)	1,377	6,257
Other income (expense):
Interest income	245	—	4	(210)	39
Interest expense	(152)	(59)	(210)	210	(211)

Income (loss) before income taxes	8,701	(2,028)	(1,965)	1,377	6,085
Provision for (benefit from) income taxes	(3,463)	(822)	115	492	(3,678)
Equity in net income (loss) of consolidated subsidiaries	(3,315)	—	—	3,315	—

Net income (loss)	8,849	(1,206)	(2,080)	4,200	9,763
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	29	29

Net income (loss) attributable to ViaSat, Inc.	$8,849	$(1,206)	$(2,080)	$4,171	$9,734

Comprehensive income (loss) attributable to ViaSat, Inc.	$7,434	$(1,206)	$(2,639)	$4,730	$8,319

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Statement of Cash Flows for the Six Months Ended September 28, 2012

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(15,490)	$57,710	$(133)	$—	$42,087

Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(23,287)	(50,689)	(676)	—	(74,652)
Cash paid for patents, licenses and other assets	(12,299)	—	(52)	—	(12,351)
Long-term intercompany notes and investments	(1,052)	—	—	1,052	—

Net cash provided by (used in) investing activities	(36,638)	(50,689)	(728)	1,052	(87,003)
Cash flows from financing activities:
Proceeds from issuance of common stock under equity plans	14,055	—	—	—	14,055
Payment of debt issuance costs	(2,215)	—	—	—	(2,215)
Purchase of common stock in treasury	(2,142)	—	—	—	(2,142)
Payments on capital lease	(64)	(549)	—	—	(613)
Payments of satellite performance incentives obligation	(640)	—	—	—	(640)
Long-term intercompany financing	—	—	1,052	(1,052)	—

Net cash provided by (used in) financing activities	8,994	(549)	1,052	(1,052)	8,445
Effect of exchange rate changes on cash	—	—	6	—	6

Net increase (decrease) in cash and cash equivalents	(43,134)	6,472	197	—	(36,465)
Cash and cash equivalents at beginning of period	162,426	439	9,718	—	172,583

Cash and cash equivalents at end of period	$119,292	$6,911	$9,915	$—	$136,118

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Statement of Cash Flows for the Six Months Ended September 30, 2011

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(12,993)	$30,987	$7,704	$(1,912)	$23,786

Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(116,927)	(16,129)	(2,169)	1,912	(133,313)
Cash paid for patents, licenses and other assets	(8,277)	—	(18)	—	(8,295)
Long-term intercompany notes and investments	3,346	—	—	(3,346)	—

Net cash provided by (used in) investing activities	(121,858)	(16,129)	(2,187)	(1,434)	(141,608)
Cash flows from financing activities:
Proceeds from issuance of common stock under equity plans	6,167	—	—	—	6,167
Purchase of common stock in treasury	(2,250)	—	—	—	(2,250)
Payments on capital lease	(54)	(411)	—	—	(465)
Proceeds from line of credit borrowings	130,000	—	—	—	130,000
Payments on line of credit	(20,000)	—	—	—	(20,000)
Long-term intercompany financing	20,686	(20,686)	(3,346)	3,346	—

Net cash provided by (used in) financing activities	134,549	(21,097)	(3,346)	3,346	113,452
Effect of exchange rate changes on cash	—	—	(113)	—	(113)

Net increase (decrease) in cash and cash equivalents	(302)	(6,239)	2,058	—	(4,483)
Cash and cash equivalents at beginning of period	24,347	7,600	8,543	—	40,490

Cash and cash equivalents at end of period	$24,045	$1,361	$10,601	$—	$36,007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; anticipated satellite construction activities; future economic conditions and performance; anticipated performance of products or services; anticipated subscriber growth; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ include: our ability to successfully implement our business plan for our broadband satellite services on our anticipated timeline or at all; negative audits by the U.S. government; continued turmoil in global business environment and economic conditions; delays in approving U.S. government budgets and cuts in government defense expenditures; our reliance on U.S. government contracts, and on a small number of contracts which account for a significant percentage of our revenues; our ability to successfully develop, introduce and sell new technologies, products and services; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes on our ability to sell products and services; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 30, 2012, elsewhere in this report and our other filings with the Securities and Exchange Commission (SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

The primary services offered by our satellite services segment are comprised of:

•

Retail and wholesale broadband satellite services offered under the ExedeSM and WildBlue® brands, which provide two-way satellite-based broadband internet access to consumers and small businesses in the United States. We offer a range of service plans to both retail and wholesale customers, with pricing based on data speeds and volume limits. We offer wholesale broadband services to our national and regional distribution partners, including direct-to-home satellite video providers, retail service providers and communications companies. As of September 28, 2012, we provided broadband satellite services to approximately 429,000 subscribers.

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

Sources of Revenues

Our satellite services segment revenues are primarily derived from our domestic satellite broadband services business and from our worldwide managed network services. Our domestic satellite broadband services business comprised approximately 13% and 15% of total revenues during the three months ended September 28, 2012 and September 30, 2011, respectively, and 14% and 16% of total revenues during the six months ended September 28, 2012 and September 30, 2011, respectively.

With respect to our commercial networks and government systems segments, to date, our ability to grow and maintain our revenues has depended on our ability to identify and target markets where the customer places a high priority on the technology solution, and our ability to obtain additional sizable contract awards. Due to the nature of this process, it is difficult to predict the probability and timing of obtaining awards in these markets. Our products in these segments are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts, which require us to provide products and services under a contract at a specified price, comprised approximately 95% and 94% of our total revenues for these segments for the three months ended September 28, 2012 and September 30, 2011, respectively, and 94% and 93% of our total revenues for these segments for the six months ended September 28, 2012 and September 30, 2011, respectively. The remainder of our revenue in these segments for such periods was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of our revenues has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately $51.3 million or 18% and $53.4 million or 24% of our total revenues in the three months ended September 28, 2012 and September 30, 2011, respectively. Revenues for our funded research and development from our customer contracts were approximately $104.1 million or 20% and $107.8 million or 26% of our total revenues in the six months ended September 28, 2012 and September 30, 2011, respectively.

We also incur independent research and development (IR&D) expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development projects. IR&D expenses were approximately 3% of total revenues during each of the three and six months ended September 28, 2012 and September 30, 2011. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

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

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended September 28, 2012 and September 30, 2011, we recorded losses of approximately $1.1 million and $0.4 million, respectively, related to loss contracts. During the six months ended September 28, 2012 and September 30, 2011, we recorded losses of approximately $2.4 million and $0.7 million, respectively, related to loss contracts.

Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and future cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. We believe we have established appropriate systems and processes to enable us to reasonably estimate future costs on our programs through regular evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of September 28, 2012 would change our loss before income taxes by approximately $0.5 million.

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

In accordance with the authoritative guidance for revenue recognition for multiple element arrangements, the Accounting Standards Update (ASU) 2009-13 (ASU 2009-13), Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements, which updates ASC 605-25, Revenue Recognition-Multiple element arrangements, of the Financial Accounting Standards Board (FASB) codification, for substantially all of the arrangements with multiple deliverables, we allocate revenue to each element based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: vendor specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE are available (a description as to how we determine VSOE, TPE and ESP is provided below). If a tangible hardware systems product includes software, we determine whether the tangible hardware systems product and the software work together to deliver the product’s essential functionality and, if so, the entire product is treated as a nonsoftware deliverable. The total arrangement consideration is allocated to each separate unit of accounting for each of the nonsoftware deliverables using the relative selling prices of each unit based on the aforementioned selling price hierarchy. Revenue for each separate unit of accounting is recognized when the applicable revenue recognition criteria for each element have been met.

To determine the selling price in multiple-element arrangements, we establish VSOE of the selling price using the price charged for a deliverable when sold separately and for software license updates, product support and hardware systems support, based on the renewal rates offered to customers. For nonsoftware multiple-element arrangements, TPE is established by evaluating similar and/or interchangeable competitor products or services in standalone arrangements with similarly situated customers and/or agreements. If we are unable to determine the selling price because VSOE or TPE doesn’t exist, we determine ESP for the purposes of allocating the arrangement by reviewing historical transactions, including transactions whereby the deliverable was sold on a standalone basis and considering several other external and internal factors including, but not limited to, pricing practices including discounting, margin objectives, competition, the geographies in which we offer our products and services, the type of customer (i.e. distributor, value added reseller, government agency or direct end user, among others) and the stage of the product lifecycle. The determination of ESP considers our pricing model and go-to-market strategy. As our, or our competitors’, pricing and go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to our determination of VSOE, TPE and ESP. As a result, our future revenue recognition for multiple-element arrangements could differ materially from those in the current period.

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

Occasionally, we may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of September 28, 2012 and March 30, 2012, assets under capital lease totaled approximately $3.1 million. We record amortization of assets leased under capital lease arrangements within depreciation expense.

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We periodically review the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three and six months ended September 28, 2012 and September 30, 2011.

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

The qualitative analysis performed during the fourth quarter of fiscal year 2012 included assessing the impact of changes in certain factors including (1) changes in forecasted operating results and comparing actual results to projections, (2) changes in our weighted average cost of capital, (3) changes in the industry or our competitive environment since the acquisition date, (4) changes in the overall economy, our market share and market interest rates since the acquisition date, (5) trends in the stock price and related market capitalization and enterprise values, (6) trends in peer companies total enterprise value metrics, and (7) additional factors such as management turnover, changes in regulation and changes in litigation matters.

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our valuation allowance against deferred tax assets increased from $14.7 million at March 30, 2012 to $16.2 million at September 28, 2012. The valuation allowance primarily relates to state net operating loss carryforwards and research credit carryforwards available to reduce state income taxes.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended		Six Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Revenues:	100.0%	100.0%	100.0%	100.0%
Product revenues	59.6	65.7	60.3	64.4
Service revenues	40.4	34.3	39.7	35.6
Operating expenses:
Cost of product revenues	42.9	48.4	43.9	47.9
Cost of service revenues	33.7	24.3	33.2	24.8
Selling, general and administrative	19.1	19.9	21.1	20.6
Independent research and development	3.2	3.1	3.1	3.0
Amortization of acquired intangible assets	1.4	2.1	1.5	2.2

(Loss) income from operations	(0.3)	2.2	(2.8)	1.5
(Loss) income before income taxes	(4.4)	2.1	(7.2)	1.5
Net (loss) income	(2.8)	3.7	(4.2)	2.3
Net (loss) income attributable to ViaSat, Inc.	(2.8)	3.6	(4.3)	2.3

Three Months Ended September 28, 2012 vs. Three Months Ended September 30, 2011

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 28, 2012	September 30, 2011
Product revenues	$168.5	$146.6	$21.9	14.9%
Service revenues	114.3	76.4	37.9	49.6%

Total revenues	$282.8	$223.0	$59.8	26.8%

Our total revenues increased approximately $59.8 million during the second quarter of fiscal year 2013 when compared to the same period last fiscal year due to an increase in service revenues of approximately $37.9 million, coupled with an increase in product revenues of approximately $21.9 million. The increase in service revenues was driven primarily by service revenue increases in our government systems segment of approximately $27.8 million and in our satellite services segment of approximately $9.8 million. The increase in product revenues resulted from product revenue increases in our commercial networks segment of approximately $22.1 million and in our satellite services segment of approximately $2.0 million, offset by a decrease of approximately $2.2 million in our government systems segment.

Cost of revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 28, 2012	September 30, 2011
Cost of product revenues	$121.4	$107.9	$13.5	12.5%
Cost of service revenues	95.4	54.2	41.2	76.0%

Total cost of revenues	$216.8	$162.1	$54.7	33.7%

Total cost of revenues increased $54.7 million during the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012 due to a cost of service revenues increase of approximately $41.2 million and a cost of product revenues increase of approximately $13.5 million. Cost of service revenues increased from $54.2 million to $95.4 million during the second quarter of fiscal year 2013 when compared to the second quarter of fiscal year 2012 primarily due to increased service revenues, which caused an increase of approximately $26.9 million in cost of service revenues on a constant margin basis mainly related to our government systems segment. Additionally, in the second quarter of fiscal year 2013 we experienced an increase of approximately $16.8 million in cost of service revenues associated with our new ViaSat-1 satellite and associated infrastructure costs, and with our satellite services operations support in connection with our Exede broadband services, which commenced commercial operation in January 2012. Cost of product revenues increased from $107.9 million to $121.4 million during the second quarter of fiscal year 2013 when compared to the second quarter of fiscal year 2012 primarily due to increased product revenues, which caused an increase of approximately $16.1 million in cost of product revenues on a constant margin basis mainly related to consumer broadband products in our commercial networks segment. This increase in cost of product revenues was offset by improved margins mainly related to consumer broadband products.

Selling, general and administrative expenses

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 28, 2012	September 30, 2011
Selling, general and administrative	$54.1	$44.4	$9.7	21.9%

The increase in selling, general and administrative (SG&A) expenses of $9.7 million in the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012 was primarily attributable to higher selling costs of approximately $ 9.2 million. Of the higher selling costs, $8.5 million related to our satellite services segment due to increases of $6.9 million in advertising and marketing expenses, and $1.9 million in commission costs in connection with our Exede broadband services, which commenced commercial operation in January 2012. SG&A expenses consisted primarily of personnel costs, business development expenses, marketing and sales, bids and proposals, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 28, 2012	September 30, 2011
Independent research and development	$8.8	$6.8	$1.9	28.6%

IR&D expenses increased $1.9 million in the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012, driven primarily by increased IR&D efforts in our commercial networks segment of $1.4 million principally related to next-generation satellite communications systems and next-generation consumer broadband.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from three to ten years. The decrease in amortization of acquired intangible assets of approximately $0.7 million in the second quarter of fiscal year 2013 compared to the same period last fiscal year was a result of certain acquired technology intangibles in our commercial networks segment becoming fully amortized over the preceding twelve months. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended September 28, 2012	$8,105

Expected for the remainder of fiscal year 2013	$7,502
Expected for fiscal year 2014	13,888
Expected for fiscal year 2015	13,812
Expected for fiscal year 2016	10,206
Expected for fiscal year 2017	4,630
Thereafter	5,021

$55,059

Interest income

Interest income in the three months ended September 28, 2012 compared to the three months ended September 30, 2011 increased slightly as we experienced similar average interest rates on our investments but higher average invested cash balances during the second quarter of fiscal year 2013 compared to the same period last fiscal year.

Interest expense

The $11.3 million increase in interest expense from the second quarter of fiscal year 2012 to the second quarter of fiscal year 2013 was due to lower capitalized interest and additional interest incurred on our 6.875% Senior Notes due 2020 (the 2020 Notes), which were issued in the fourth quarter of fiscal year 2012. In the second quarter of fiscal year 2013, we capitalized approximately

$0.8 million of interest associated with other assets currently under construction, compared to approximately $7.7 million in the second quarter of fiscal year 2012 associated with our ViaSat-1 satellite, related gateways and networking equipment, which were placed into service during the fourth quarter of fiscal year 2012. Interest expense incurred during the three months ended September 28, 2012 related to the 2020 Notes, our 8.875% Senior Notes due 2016 (the 2016 Notes, and collectively with the 2020 Notes, the Senior Notes) and our revolving credit facility (the Credit Facility). Interest expense incurred during the three months ended September 30, 2011 related to the 2016 Notes and the Credit Facility.

(Benefit from) provision for income taxes

We currently estimate our annual effective income tax rate to be approximately 40.5% for fiscal year 2013. The estimated annual effective income tax rate reflects the December 31, 2011 expiration of the federal research and development tax credit. If the federal research and development tax credit is reinstated, we may have a change in the effective tax rate for fiscal year 2013, and the amount of any such tax rate change will depend on the effective date of any such reinstatement, the terms of the reinstatement, as well as the amount of eligible research and development expenses in the reinstated period. The estimated annual effective tax rate is different from the expected statutory rate primarily due to state research and development tax credits.

Segment Results for the Three Months Ended September 28, 2012 vs. Three Months Ended September 30, 2011

Satellite services segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 28, 2012	September 30, 2011
Segment product revenues	$3.0	$0.9	$2.0	220.9%
Segment service revenues	64.3	54.5	9.8	18.1%

Total revenues	$67.3	$55.4	$11.9	21.5%

The increase of approximately $11.9 million in our satellite services segment revenue in the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012 was from increased service revenues of approximately $9.8 million and product revenues of approximately $2.0 million. The increase in service revenues was comprised of $8.2 million relating to our Exede and WildBlue broadband services and $1.6 million relating to our mobile broadband services. The revenue increase relating to our Exede and WildBlue broadband services was a result of a 7% increase in the number of subscribers in the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012, as well as a change in the mix of retail and wholesale subscribers and related higher average revenue per subscriber.

Segment operating loss

	Three Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	September 28, 2012	September 30, 2011
Segment operating loss	$(19.4)	$(1.7)	$(17.6)	(1,014.0)%
Percentage of segment revenues	(28.8)%	(3.1)%

Our satellite services segment generated a $17.6 million higher operating loss in the second quarter of fiscal year 2013 compared to the same period last fiscal year due to higher operating expenses in the current fiscal year period associated with our ViaSat-1 satellite and related infrastructure and the commencement of commercial operation of our Exede broadband internet services in January 2012, and included additional depreciation of $10.7 million, additional satellite services operations support costs of $6.2 million, higher advertising and marketing costs of $6.9 million and higher commission costs of $1.9 million as we expanded the subscriber base of our Exede broadband services.

Commercial networks segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 28, 2012	September 30, 2011
Segment product revenues	$81.1	$59.1	$22.1	37.3%
Segment service revenues	5.4	5.1	0.3	5.6%

Total revenues	$86.5	$64.2	$22.3	34.8%

Commercial networks segment revenue increased approximately $22.3 million in the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012, primarily due to an increase in product revenues of approximately $22.1 million. The increase in product revenues resulted primarily from a revenue increase of $30.9 million in consumer broadband products and $1.6 million in satellite payload technology development programs, offset by a revenue decrease of $4.8 million in enterprise VSAT networks and products, $3.7 million in antenna systems products and $2.2 million in mobile broadband satellite communication systems.

Segment operating loss

	Three Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	September 28, 2012	September 30, 2011
Segment operating loss	$(1.8)	$(2.9)	$1.0	36.1%
Percentage of segment revenues	(2.1)%	(4.5)%

The decrease in our commercial networks segment operating loss in the second quarter of fiscal year 2013 compared to the same period last fiscal year was primarily due to higher earnings contributions of approximately $2.5 million from increased revenues and improved margins in our consumer broadband products, offset by higher IR&D costs of $1.4 million.

Government systems segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 28, 2012	September 30, 2011
Segment product revenues	$84.4	$86.6	$(2.2)	(2.6)%
Segment service revenues	44.6	16.8	27.8	165.6%

Total revenues	$129.0	$103.4	$25.6	24.7%

Total revenues in our government systems segment increased approximately $25.6 million in the second quarter of fiscal year 2013 compared to the same period last fiscal year due to an increase in service revenues of $27.8 million, offset by a decrease in product revenues of $2.2 million. The increase in service revenues was primarily due to a revenue increase of $28.8 million in government satellite communication systems services (mainly attributable to broadband networking services revenues for military customers). The decrease in product revenues was primarily due to a revenue decrease of $5.8 million in information assurance products, offset by a revenue increase of $3.1 million in tactical data link products.

Segment operating profit

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 28, 2012	September 30, 2011
Segment operating profit	$24.4	$14.3	$10.1	70.2%
Percentage of segment revenues	18.9%	13.9%

The increase in our government systems segment operating profit of $10.1 million during the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012 was primarily due to higher earnings contributions of approximately $10.0 million mainly in our government satellite communication systems.

Six Months Ended September 28, 2012 vs. Six Months Ended September 30, 2011

Revenues

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 28, 2012	September 30, 2011
Product revenues	$316.2	$269.2	$47.0	17.5%
Service revenues	208.4	149.0	59.4	39.9%

Total revenues	$524.6	$418.1	$106.5	25.5%

Our total revenues increased approximately $106.5 million during the first six months of fiscal year 2013 when compared to the same period last fiscal year due to an increase in service revenues of approximately $59.4 million, coupled with an increase in product revenues of approximately $47.0 million. The increase in service revenues was driven primarily by service revenue increases in our government systems segment of approximately $46.1 million and in our satellite services segment of approximately $12.4 million. The increase in product revenues resulted primarily from product revenue increases in our commercial networks segment of approximately $45.5 million and in our satellite services segment of approximately $1.9 million.

Cost of revenues

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 28, 2012	September 30, 2011
Cost of product revenues	$230.5	$200.2	$30.3	15.1%
Cost of service revenues	174.0	103.5	70.4	68.0%

Total cost of revenues	$404.4	$303.7	$100.7	33.2%

Total cost of revenues increased $100.7 million during the first six months of fiscal year 2013 compared to the same period in fiscal year 2012 due to a cost of service revenues increase of approximately $70.4 million and a cost of product revenues increase of approximately $30.3 million. Cost of service revenues increased from $103.5 million to $174.0 million during the first six months of fiscal year 2013 when compared to the first six months of fiscal year 2012 primarily due to increased service revenues, which caused an increase of approximately $41.3 million in cost of service revenues on a constant margin basis mainly related to our government systems segment. Additionally, in the first six months of fiscal year 2013 we experienced an increase of approximately $31.6 million in cost of service revenues associated with our new ViaSat-1 satellite and associated infrastructure costs, and with our satellite services operations support in connection with our Exede broadband services, which commenced commercial operation in January 2012. Cost of product revenues increased from $200.2 million to $230.5 million during the first six months of fiscal year 2013 when compared to the first six months of fiscal year 2012 primarily due to increased product revenues, which caused an increase of approximately $35.0 million in cost of product revenues on a constant margin basis related to consumer broadband products. This increase in cost of product revenues was slightly offset by improved margins in our commercial networks segment mainly related to consumer broadband products.

Selling, general and administrative expenses

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 28, 2012	September 30, 2011
Selling, general and administrative	$110.6	$86.1	$24.5	28.4%

The increase in SG&A expenses of $24.5 million in the first six months of fiscal year 2013 compared to the first six months of fiscal year 2012 was primarily attributable to higher selling costs of approximately $19.7 million, higher support costs of approximately $3.2 million and higher new business proposal costs for new contract awards of approximately $1.6 million. Of the higher selling costs, $17.8 million related to our satellite services segment, of which $12.7 million related to an increase in advertising and marketing expenses, and $5.5 million related to an increase in commission costs in connection with our Exede broadband services, which commenced commercial operation in January 2012. Of the higher support costs, $2.4 million related to our satellite services segment and $0.6 million related to our commercial networks segment. Our commercial networks segment contributed to an increase of approximately $1.1 million in higher new business proposal costs for new contract awards. SG&A expenses consisted primarily of personnel costs, business development expenses, marketing and sales, bids and proposals, facilities, finance, contract administration and general management.

Independent research and development

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 28, 2012	September 30, 2011
Independent research and development	$16.1	$12.5	$3.6	29.0%

IR&D expenses increased $3.6 million in the first six months of fiscal year 2013 compared to the first six months of fiscal year 2012, driven primarily by increased IR&D efforts in our commercial networks segment of $2.9 million principally related to next-generation satellite communications systems and next-generation consumer broadband.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from three to ten years. The decrease in amortization of acquired intangible assets of approximately $1.4 million in the first six months of fiscal year 2013 compared to the same period last fiscal year was a result of certain acquired technology intangibles in our commercial networks segment becoming fully amortized over the preceding twelve months. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended September 28, 2012	$8,105

Expected for the remainder of fiscal year 2013	$7,502
Expected for fiscal year 2014	13,888
Expected for fiscal year 2015	13,812
Expected for fiscal year 2016	10,206
Expected for fiscal year 2017	4,630
Thereafter	5,021

$55,059

Interest income

Interest income for the six months ended September 28, 2012 compared to the six months ended September 30, 2011 increased slightly as we experienced similar average interest rates on our investments but higher average invested cash balances during the six months ended September 28, 2012 compared to the same period last fiscal year.

Interest expense

The $22.9 million increase in interest expense from the first six months of fiscal year 2012 to the first six months of fiscal year 2013 was due to lower capitalized interest and additional interest incurred on our 2020 Notes, which were issued in the fourth quarter of fiscal year 2012. In the first six months of fiscal year 2013, we capitalized approximately $1.6 million of interest associated with other assets currently under construction, compared to approximately $15.3 million in the first six months of fiscal year 2012 associated with our ViaSat-1 satellite, related gateways and networking equipment, which were placed into service during the fourth quarter of fiscal year 2012. Interest expense incurred during the six months ended September 28, 2012 related to the 2020 Notes, the 2016 Notes and the Credit Facility. Interest expense incurred during the six months ended September 30, 2011 related to the 2016 Notes and the Credit Facility.

(Benefit from) provision for income taxes

We currently estimate our annual effective income tax rate to be approximately 40.5% for fiscal year 2013. The estimated annual effective income tax rate reflects the December 31, 2011 expiration of the federal research and development tax credit. If the federal research and development tax credit is reinstated, we may have a change in the effective tax rate for fiscal year 2013, and the amount of any such tax rate change will depend on the effective date of any such reinstatement, the terms of the reinstatement, as well as the amount of eligible research and development expenses in the reinstated period. The estimated annual effective tax rate is different from the expected statutory rate primarily due to state research and development tax credits.

Segment Results for the Six Months Ended September 28, 2012 vs. Six Months Ended September 30, 2011

Satellite services segment

Revenues

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 28, 2012	September 30, 2011
Segment product revenues	$3.5	$1.6	$1.9	122.2%
Segment service revenues	123.1	110.7	12.4	11.2%

Total revenues	$126.6	$112.3	$14.3	12.8%

The increase of approximately $14.3 million in our satellite services segment revenue in the first six months of fiscal year 2013 compared to the first six months of fiscal year 2012 was mainly from increased service revenues of approximately $12.4 million. This increase in service revenues was comprised of $9.5 million relating to our Exede and WildBlue broadband services and $2.9 million relating to our mobile broadband services. The revenue increase relating to our Exede and WildBlue broadband services was a result of a 2% increase in the number of subscribers in the first six months of fiscal year 2013 compared to the first six months of fiscal year 2012, as well as a change in the mix of retail and wholesale subscribers and related higher average revenue per subscriber.

Segment operating (loss) profit

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 28, 2012	September 30, 2011
Segment operating (loss) profit	$(41.9)	$0.2	$(42.1)	(21,692.3)%
Percentage of segment revenues	(33.1)%	0.2%

Our satellite services segment generated an operating loss in the first six months of fiscal year 2013 compared to an operating profit in the first six months of fiscal year 2012. This change was primarily driven by higher operating expenses in the current fiscal year period associated with our ViaSat-1 satellite and related infrastructure and the commencement of commercial operation of our Exede broadband internet services in January 2012, and included additional depreciation of $18.8 million, additional satellite services operations support costs of $12.7 million, higher advertising and marketing costs of $12.7 million and higher commission costs of $5.5 million as we expanded the subscriber base of our Exede broadband services.

Commercial networks segment

Revenues

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 28, 2012	September 30, 2011
Segment product revenues	$151.9	$106.4	$45.5	42.8%
Segment service revenues	10.8	9.9	0.9	9.0%

Total revenues	$162.7	$116.3	$46.4	39.9%

Commercial networks segment revenue increased approximately $46.4 million in the first six months of fiscal year 2013 compared to the first six months of fiscal year 2012, primarily due to an increase in product revenues of approximately $45.5 million, comprised of a $50.9 million increase in consumer broadband products, a $3.1 million increase in satellite payload technology development programs and a $2.1 million increase in satellite networking development programs. This increase in product revenues was offset by decreases of $5.4 million in enterprise VSAT networks and products and $3.2 million in antenna systems products.

Segment operating loss

	Six Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	September 28, 2012	September 30, 2011
Segment operating loss	$(3.9)	$(6.1)	$2.2	36.1%
Percentage of segment revenues	(2.4)%	(5.3)%

The decrease in our commercial networks segment operating loss in the first six months of fiscal year 2013 compared to the same period last fiscal year was primarily due to higher earnings contributions of approximately $8.1 million from increased revenues and improved margins in our consumer broadband products, offset by an increase in selling, support and new business proposal costs of $3.0 million and higher IR&D costs of $2.9 million.

Government systems segment

Revenues

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 28, 2012	September 30, 2011
Segment product revenues	$160.8	$161.2	$(0.4)	(0.2)%
Segment service revenues	74.5	28.4	46.1	162.6%

Total revenues	$235.3	$189.6	$45.7	24.1%

Total revenues in our government systems segment increased approximately $45.7 million in the first six months of fiscal year 2013 compared to the same period last fiscal year due to an increase in service revenues of $46.1 million. The increase in service revenues was primarily due to a revenue increase of $46.2 million in government satellite communication systems services (mainly attributable to broadband networking services revenues for military customers).

Segment operating profit

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	September 28, 2012	September 30, 2011
Segment operating profit	$39.3	$21.7	$17.5	80.8%
Percentage of segment revenues	16.7%	11.5%

The increase in our government systems segment operating profit of $17.5 million during the first six months of fiscal year 2013 compared to the first six months of fiscal year 2012 was primarily due to higher earnings contributions of approximately $18.9 million mainly in our government satellite communication systems, offset by higher selling, support and new business proposal costs of approximately $1.5 million.

Backlog

As reflected in the table below, both firm and funded backlog increased in each of our segments during the first six months of fiscal year 2013 due to certain large contract awards in our commercial networks segment, which we were pursuing in fiscal year 2012 and the first six months of fiscal year 2013, as well as growth in contract awards across the other two segments.

	As of September 28, 2012	As of March 30, 2012
	(In millions)
Firm backlog
Satellite Services segment	$25.3	$10.9
Commercial Networks segment	528.9	323.0
Government Systems segment	411.6	284.6

Total	$965.8	$618.5

Funded backlog
Satellite Services segment	$25.3	$10.9
Commercial Networks segment	528.9	323.0
Government Systems segment	397.6	266.6

Total	$951.8	$600.5

The firm backlog does not include contract options. Of the $965.8 million in firm backlog, approximately $346.8 million is expected to be delivered during the remaining six months of fiscal year 2013, and the balance is expected to be delivered in fiscal year 2014 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.

Our total new awards were $548.0 million and $880.6 million in the three and six months ended September 28, 2012, respectively, compared to $245.7 million and $499.3 million for the three and six months ended September 30, 2011, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing and equity financing. At September 28, 2012, we had $136.1 million in cash and cash equivalents, $319.3 million in working capital and no outstanding borrowings under our Credit Facility. At March 30, 2012, we had $172.6 million in cash and cash equivalents, $327.1 million in working capital and no outstanding borrowings under our Credit Facility. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

The general cash needs of our satellite services, commercial networks and government systems segments can vary significantly. The cash needs of our satellite services segment tend to be driven primarily by the timing of payment of capital expenditures (e.g., payments under satellite construction and launch contracts) and of network expansion activities, as well as the quality of customer, type of contract and payment terms. In our commercial networks segment, cash needs tend to be driven primarily by the type and mix of contracts in backlog, the nature and quality of customers, the level of investments in IR&D activities and the payment terms of customers (including whether advance payments are made or customer financing is required). In our government systems segment, the primary factors determining cash needs tend to be the type and mix of contracts in backlog (i.e., product or service, development or production) and timing of payments (including restrictions on the timing of cash payments under U.S. government procurement regulations). Other factors affecting the cash needs of our commercial networks and government systems segments include contract duration and program performance. For example, if a program is performing well and meeting its contractual requirements, then its cash flow requirements are usually lower.

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

Cash flows

Cash provided by operating activities for the first six months of fiscal year 2013 was $42.1 million compared to cash provided by operating activities of $23.8 million for the first six months of fiscal year 2012. This $18.3 million increase was primarily driven by a $39.2 million year-over-year decrease in cash used to fund net operating assets needs. The decrease in net operating assets was mainly due to an increase of approximately $11.7 million in our accounts payable due to timing of payments, as well as investment in inventory at the lower rate, of approximately $15.4 million, during first six months of fiscal year 2013 compared to the same period last year.

Cash used in investing activities for the first six months of fiscal year 2013 was $87.0 million compared to cash used in investing activities for the first six months in fiscal year 2012 of $141.6 million. The decrease in cash used in investing activities resulted primarily from a decrease of $62.4 million and $23.6 million in cash used during the first six month of fiscal year 2013 compared to the same period last year for the construction of our ViaSat-1 satellite and for expenditures for the construction of gateway facilities and network operating systems related to ViaSast-1, respectively, offset by $27.3 million in higher capital expenditures for new CPE units and other general purpose equipment.

Cash provided by financing activities for the first six months of fiscal year 2013 was $8.4 million compared to cash provided by financing activities of $113.5 million for the first six months of fiscal year 2012. This $105.0 million decrease in cash provided by financing activities was primarily due to the absence of borrowings under our Credit Facility during the first six months of fiscal year 2013 compared to $110.0 million in borrowings, net of repayments, under our Credit Facility during the first six months of fiscal year 2012. Cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, and cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

Satellite service-related activities

Beginning in the fourth quarter of fiscal year 2011, we have incurred higher operating costs in connection with the launch and roll out of our ViaSat-1 satellite and related ground infrastructure and, beginning in January 2012, the launch of our Exede broadband internet services. These higher operating costs have included costs associated with depreciation, connectivity to the ViaSat-1 gateways, advertising and marketing, commissions, logistics, customer care and various support systems. These higher operating costs have negatively impacted income from operations during the past seven quarters as the costs incurred were higher than incremental revenue generated by our satellite services segment. In the second quarter of fiscal year 2013, the total number of subscribers of our Exede broadband services increased and we expect that this trend will continue. Accordingly, we expect that the resultant incremental service revenues in our satellite services segment will improve income (loss) from operations for that segment over time. However, there can be no assurance that this will occur.

In addition, since the fourth quarter of fiscal year 2012, we have experienced higher interest expense as we no longer capitalize the interest expense relating to the debt incurred to build ViaSat-1 and the related gateway and networking equipment now that ViaSat-1 is in service. We also expect our capital expenditures to increase during the remainder of fiscal year 2013 as a result of increased subscriber acquisition costs relating to the expected increase in the number of subscribers of our Exede broadband internet services. We expect our capital expenditures also to increase in connection with our expected commencement of construction of one or more additional high-capacity satellites.

We are involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of business, including actions with respect to intellectual property claims and other matters. See “Legal Proceedings” in Part II, Item 1 for a discussion of certain patent infringement litigation involving Space Systems/Loral, Inc. (SS/L) and its parent company Loral Space & Communications, Inc. (Loral), a related party. Regardless of the outcome, litigation can have an adverse impact on us because we expect to incur costs, which may vary based on interim rulings, discovery and other related activities. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period.

Credit Facility

As of September 28, 2012, the Credit Facility provided a revolving line of credit of $325.0 million (including up to $50.0 million of letters of credit) with a maturity date of May 9, 2017. Borrowings under the Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00% or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. The Credit Facility is guaranteed by certain of our domestic subsidiaries and secured by substantially all of our respective assets. The Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Credit Facility was amended on September 26, 2012 to, among other things, increase our permitted total leverage ratio for the second, third and fourth quarters of fiscal year 2013 and authorize the offering of up to $300.0 million in additional indebtedness to refinance 2016 Notes.

At September 28, 2012, we had no outstanding borrowings under the Credit Facility and $38.5 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of September 28, 2012 of $286.5 million.

Senior Notes due 2016

In October 2009, we issued $275.0 million in principal amount of 2016 Notes in a private placement to institutional buyers. The 2016 Notes were exchanged in May 2010 for substantially identical 2016 Notes that had been registered with the SEC. The 2016 Notes bear interest at the rate of 8.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in March 2010. The 2016 Notes were issued with an original issue discount of 1.24%, or $3.4 million. The 2016 Notes are recorded as long-term debt, net of original issue discount, in our consolidated financial statements. The original issue discount and deferred financing cost associated with the issuance of the 2016 Notes are amortized to interest expense on a straight-line basis over the term of the 2016 Notes, which is not materially different from an effective interest rate basis.

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

Senior Notes due 2020

In February 2012, we issued $275.0 million in principal amount of 2020 Notes in a private placement to institutional buyers, which 2020 Notes were exchanged in August 2012 for substantially identical 2020 Notes that had been registered with the SEC. The 2020 Notes bear interest at the rate of 6.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in June 2012. The 2020 Notes were issued at the face value and are recorded as long-term debt in our condensed consolidated financial statements. Deferred financing cost associated with the issuance of the 2020 Notes is amortized to interest expense on a straight-line basis over the term of the 2020 Notes, which is not materially different from an effective interest rate basis.

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

Subsequent event – issuance of additional 2020 Notes and repurchase of 2016 Notes

On October 12, 2012, subsequent to the quarter end, we issued an additional $300.0 million in aggregate principal amount of our 2020 Notes in a private placement to institutional buyers at an issue price of 103.50% of the principal amount. The $10.5 million premium we received in connection with the issuance of the additional 2020 Notes will be recorded in long-term debt in the condensed consolidated financial statements and will be amortized as a reduction to interest expense on a straight-line basis over the term of the 2020 Notes, which is not materially different from an effective interest rate basis.

On September 27, 2012, we launched a tender offer to purchase, for cash, any and all of the $275.0 million in aggregate principal amount of outstanding 2016 Notes. In conjunction with the tender offer, we also solicited consents from the holders of the 2016 Notes to eliminate certain covenants in and amend certain provisions of the indenture governing the 2016 Notes. In connection with our issuance of the additional 2020 Notes, on October 12, 2012, we purchased approximately $262.1 million in aggregate principal amount of the 2016 Notes pursuant to the tender offer. The purchase price for the 2016 Notes was $1,071.56 per $1,000 principal amount of 2016 Notes tendered, which included a $10.00 consent payment per $1,000 principal amount of notes tendered. The total cash payment to purchase the tendered 2016 Notes, including accrued and unpaid interest up to, but excluding, October 12, 2012, was approximately $282.5 million. The tender offer expired on October 25, 2012. On October 15, 2012, we issued a notice to redeem the remaining $12.9 million in aggregate principal amount of 2016 Notes in accordance with the indenture governing the 2016 Notes. The remaining 2016 Notes will be redeemed on November 14, 2012 at a redemption price of 106.656%, plus accrued and unpaid interest up to, but excluding, the redemption date. We estimate that we will incur a loss on extinguishment of debt of approximately $27.0 million, which will be recorded in the third quarter of fiscal year 2013.

Contractual Obligations

The following table sets forth a summary of our obligations at September 28, 2012:

		For the Remainder of Fiscal Year	For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2013	2014-2015	2016-2017	Thereafter
Operating leases and satellite capacity agreements	$204,392	$44,225	$81,832	$35,462	$42,873
Capital lease	1,440	654	786	—	—
Senior Notes (1)	792,344	21,656	86,625	348,405	335,658
Line of credit	—	—	—	—	—
Standby letters of credit	38,550	6,781	31,520	249	—
Satellite performance incentives	38,499	821	3,596	4,140	29,942
Purchase commitments including satellite-related agreements	380,403	124,639	147,720	62,726	45,318

Total	$1,455,628	$198,776	$352,079	$450,982	$453,791

(1)

Includes the 2016 Notes and 2020 Notes. Subsequent to the quarter end, we issued an additional $300.0 million in aggregate principal amount of 2020 Notes, repurchased approximately $262.1 million in aggregate principal amount of our 2016 Notes and issued a notice of redemption to redeem the remaining 2016 Notes outstanding.

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

Under our satellite construction contract with SS/L for ViaSat-1, based on estimates as of September 28, 2012, the remaining amount of satellite performance incentives and related interest that we may be required to pay during the period until December 2026 is approximately $38.5 million. We have also entered into an agreement with a supplier for an additional satellite launch which can be used for a future satellite.

Our condensed consolidated balance sheets included $57.1 million and $50.4 million of “other liabilities” as of September 28, 2012 and March 30, 2012, respectively, which primarily consisted of our long-term portion of satellite performance incentives obligation, long-term warranty obligations, long-term portion of deferred rent, long-term portion of deferred revenue, long-term deferred income taxes and long-term unrecognized tax position liabilities. With the exception of our long-term portion of our satellite performance incentives obligation, these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 9 to our condensed consolidated financial statements for additional information regarding our income taxes and related tax positions, and Note 7 to our condensed consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at September 28, 2012 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this Quarterly Report or in our Annual Report on Form 10-K for the year ended March 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, and short-term and long-term obligations, including the Credit Facility and the Senior Notes. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. As of September 28, 2012, we had no outstanding borrowings under our Credit Facility and $550.0 million in aggregate principal amount outstanding of the Senior Notes, and we held no short-term investments. Our Senior Notes bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant portion of our cash balance in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Given recent declines in interest rates, our interest income has been and may continue to be negatively impacted. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by approximately $0.3 million and $0.1 million for the three months ended September 28, 2012 and September 30, 2011, respectively. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. As of September 28, 2012, the weighted average effective interest rate that would have been applied to any new borrowings under the Credit Facility was approximately 2.96%. As of September 28, 2012, we had no outstanding borrowings under our Credit Facility. Accordingly, assuming the outstanding balance remained constant over a year, changes in interest rates applicable to our Credit Facility would have no effect on our interest incurred and cash flow.

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

As of September 28, 2012, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign currency forward contracts with a notional amount of $7.5 million had a fair value of approximately $0.4 million and were recorded in accrued liabilities as of September 28, 2012. If the foreign currency forward rate for the Euro to the U.S. dollar on these foreign currency forward contracts had changed by 10%, the fair value of these foreign currency forward contracts as of September 28, 2012 would have changed by approximately $0.7 million.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 28, 2012, the end of the period covered by this Quarterly Report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 28, 2012.

During the period covered by this Quarterly Report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In February 2012, we filed a complaint against SS/L and its parent company Loral in the United States District Court for the Southern District of California for patent infringement and breach of contract relating to the manufacture of ViaSat-1. We allege, among other things, that SS/L and Loral infringed U.S. Patent Nos. 8,107,875, 8,010,043, 8,068,827 and 7,773,942 by making, using, offering to sell and/or selling other high-capacity broadband satellites, and have requested monetary damages, injunctive relief and other remedies. On June 15, 2012, SS/L filed counterclaims against ViaSat for patent infringement and declaratory relief. Specifically, SS/L seeks a judicial declaration that SS/L did not breach the parties’ contract for the manufacture of ViaSat-1, that SS/L does not infringe the ViaSat patents described above, and that those patents are invalid and/or unenforceable. SS/L also alleges that ViaSat infringed U.S. Patent Nos. 6,879,808, 6,400,696 and 7,219,132 by providing broadband internet service by means of the Anik F2 satellite using ViaSat satellite gateways and satellite user terminals and has induced others to infringe by selling certain ground equipment and user terminals.

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

Item 6. Exhibits

The Exhibit Index on page 57 is incorporated herein by reference as the list of exhibits required as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

November 7, 2012	/s/ MARK DANKBERG
Mark Dankberg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Vice President, Corporate Controller, Chief Accounting Officer, and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Form	Incorporated by Reference			Filed Herewith
	Exhibit Description		File No.	Exhibit	Filing Date

4.1	Registration Rights Agreement, dated as of October 12, 2012, among ViaSat, Inc., ViaSat Holding, Inc., ViaSat Communications, Inc., WB Holdings 1 LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, for and on behalf of itself and JP Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, Wells Fargo Securities, LLC, Stephens Inc. and B. Riley & Co., LLC	8-K	000-21767	4.1	October 12, 2012

4.2	Second Supplemental Indenture, dated as of October 12, 2012, among ViaSat, Inc., ViaSat Holding, Inc., ViaSat Communications, Inc., WB Holdings 1 LLC and Wilmington Trust, National Association, as trustee	8-K	000-21767	4.2	October 12, 2012

10.1	First Amendment to Fifth Amended and Restated Revolving Loan Agreement, dated as of September 26, 2012, by and among ViaSat, Inc., Union Bank, N.A. (as administrative agent and collateral agent) and the lenders party thereto	8-K	000-21767	10.1	September 27, 2012

10.2*	1996 Equity Participation Plan of ViaSat, Inc. (As Amended and Restated Effective September 20, 2012)	8-K	000-21767	10.1	September 20, 2012

10.3*	Separation Agreement, dated as of August 22, 2012, between ViaSat, Inc. and Ronald Wangerin	8-K	000-21767	10.1	August 23, 2012

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

Exhibit Number		Form	Incorporated by Reference			Filed Herewith
	Exhibit Description		File No.	Exhibit	Filing Date

101.LAB	XBRL Taxonomy Extension Labels Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

*	Indicates management contract, compensatory plan or arrangement.