Form 10-Q
period 2012-12-28
VIASAT INC
filed 2013-02-06
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2012.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of January 25, 2013 was 44,549,274.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item  1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of December 28, 2012	As of March 30, 2012
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$112,667	$172,583
Accounts receivable, net	237,551	211,690
Inventories	126,437	127,646
Deferred income taxes	20,214	20,316
Prepaid expenses and other current assets	36,663	30,917

Total current assets	533,532	563,152

Satellites, net	547,805	585,731
Property and equipment, net	347,730	294,973
Other acquired intangible assets, net	51,069	63,041
Goodwill	83,561	83,461
Other assets	185,238	136,795

Total assets	$1,748,935	$1,727,153

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$76,930	$75,040
Accrued liabilities	139,547	159,762
Current portion of other long-term debt	1,027	1,240

Total current liabilities	217,504	236,042

Senior Notes, net	585,265	547,791
Other long-term debt	62	774
Other liabilities	58,039	50,353

Total liabilities	860,870	834,960

Commitments and contingencies (Note 8)
Equity:
ViaSat, Inc. stockholders’ equity
Common stock	4	4
Paid-in capital	695,908	649,672
Retained earnings	219,115	262,218
Common stock held in treasury	(33,260)	(25,358)
Accumulated other comprehensive income	1,832	1,439

Total ViaSat, Inc. stockholders’ equity	883,599	887,975
Noncontrolling interest in subsidiary	4,466	4,218

Total equity	888,065	892,193

Total liabilities and equity	$1,748,935	$1,727,153

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
	(In thousands, except per share data)
Revenues:
Product revenues	$164,694	$121,862	$480,898	$391,019
Service revenues	121,748	83,102	330,129	232,070

Total revenues	286,442	204,964	811,027	623,089
Operating expenses:
Cost of product revenues	119,250	89,463	349,720	289,657
Cost of service revenues	92,145	57,318	266,096	160,838
Selling, general and administrative	62,209	45,640	172,789	131,752
Independent research and development	7,612	5,999	23,739	18,502
Amortization of acquired intangible assets	3,960	4,752	12,065	14,291

Income (loss) from operations	1,266	1,792	(13,382)	8,049
Other income (expense):
Interest income	38	20	143	59
Interest expense	(10,672)	(331)	(33,771)	(542)
Loss on extinguishment of debt	(26,501)	—	(26,501)	—

(Loss) income before income taxes	(35,869)	1,481	(73,511)	7,566
Benefit from income taxes	(15,255)	(3,637)	(30,607)	(7,315)

Net (loss) income	(20,614)	5,118	(42,904)	14,881
Less: Net income (loss) attributable to the noncontrolling interest, net of tax	162	(22)	199	7

Net (loss) income attributable to ViaSat, Inc.	$(20,776)	$5,140	$(43,103)	$14,874

Basic net (loss) income per share attributable to ViaSat, Inc. common stockholders	$(0.47)	$0.12	$(0.99)	$0.35
Diluted net (loss) income per share attributable to ViaSat, Inc. common stockholders	$(0.47)	$0.12	$(0.99)	$0.34

Shares used in computing basic net (loss) income per share	44,189	42,452	43,662	42,132
Shares used in computing diluted net (loss) income per share	44,189	44,333	43,662	44,015

Comprehensive income (loss):
Net (loss) income	$(20,614)	$5,118	$(42,904)	$14,881
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on hedging, net of tax of $77, $(268), $103 and $(268) respectively	121	137	161	(584)
Foreign currency translation adjustments, net of tax of $29, $(74), $(11) and $(74) respectively	(55)	(241)	232	(935)

Other comprehensive income (loss), net of tax	66	(104)	393	(1,519)
Comprehensive (loss) income	(20,548)	5,014	(42,511)	13,362

Less: comprehensive income (loss) attributable to the noncontrolling interest, net of tax	162	(22)	199	7

Comprehensive (loss) income attributable to ViaSat, Inc.	$(20,710)	$5,036	$(42,710)	$13,355

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	December 28, 2012	December 30, 2011
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(42,904)	$14,881
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	98,997	71,762
Amortization of intangible assets	17,720	17,476
Deferred income taxes	(30,997)	(7,385)
Stock-based compensation expense	19,410	14,778
Loss on disposition of fixed assets	7,070	3,697
Non-cash loss on extinguishment of debt	6,726	—
Repayment of discount on the 2016 Notes	(3,418)	—
Receipt of premium on the Additional 2020 Notes	10,500	—
Other non-cash adjustments	3,256	892
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(26,830)	6,531
Inventories	1,256	(28,197)
Other assets	(8,920)	(13,075)
Accounts payable	935	(6,682)
Accrued liabilities	(12,536)	(10,940)
Other liabilities	8,873	1,227

Net cash provided by operating activities	49,138	64,965

Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(120,182)	(159,167)
Cash paid for patents, licenses and other assets	(18,880)	(17,104)

Net cash used in investing activities	(139,062)	(176,271)

Cash flows from financing activities:
Proceeds from issuance of Additional 2020 Notes	300,000	—
Repayment of 2016 Notes	(271,582)	—
Payment of debt issuance costs	(8,059)	—
Proceeds from issuance of common stock under equity plans	19,512	14,369
Purchase of common stock in treasury	(7,902)	(6,991)
Payments on capital lease	(925)	(762)
Payments of satellite performance incentives obligation	(1,025)	—
Proceeds from line of credit borrowings	—	130,000
Payments on line of credit	—	(20,000)

Net cash provided by financing activities	30,019	116,616
Effect of exchange rate changes on cash	(11)	42

Net (decrease) increase in cash and cash equivalents	(59,916)	5,352
Cash and cash equivalents at beginning of period	172,583	40,490

Cash and cash equivalents at end of period	$112,667	$45,842

Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$7,060	$6,340

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	ViaSat, Inc. Stockholders							Noncontrolling Interest in Subsidiary	Total
	Common Stock				Common Stock Held in Treasury		Accumulated Other Comprehensive Income (Loss)
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings
					Number of Shares	Amount
	(In thousands, except share data)
Balance at March 30, 2012	43,776,202	$4	$649,672	$262,218	(727,674)	$(25,358)	$1,439	$4,218	$892,193
Exercise of stock options	741,620	—	17,025	—	—	—	—	—	17,025
Issuance of stock under Employee Stock Purchase Plan	77,474	—	2,487	—	—	—	—	—	2,487
Stock-based compensation	—	—	19,664	—	—	—	—	—	19,664
Shares issued in settlement of certain accrued employee compensation liabilities	197,149	—	7,060	—	—	—	—	—	7,060
RSU awards vesting	576,061	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(209,135)	(7,902)	—	—	(7,902)
Other noncontrolling interest activity	—	—	—	—	—	—	—	49	49
Net (loss) income	—	—	—	(43,103)	—	—	—	199	(42,904)
Other comprehensive income, net of tax	—	—	—	—	—	—	393	—	393

Balance at December 28, 2012	45,368,506	$4	$695,908	$219,115	(936,809)	$(33,260)	$1,832	$4,466	$888,065

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at December 28, 2012, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended December 28, 2012 and December 30, 2011, the condensed consolidated statements of cash flows for the nine months ended December 28, 2012 and December 30, 2011 and the condensed consolidated statement of equity for the nine months ended December 28, 2012 have been prepared by the management of ViaSat, Inc. (also referred to hereafter as the Company or ViaSat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 30, 2012 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 30, 2012 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

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

Revenue recognition

A substantial portion of the Company’s revenues is derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the authoritative guidance for the percentage-of-completion method of accounting (Accounting Standards Codification (ASC) 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract, or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three months ended December 28, 2012 and December 30, 2011, the Company recorded losses of approximately $0.6 million and $0.5 million, respectively, related to loss contracts. During the nine months ended December 28, 2012 and December 30, 2011, the Company recorded losses of approximately $3.1 million and $1.2 million, respectively, related to loss contracts.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In accordance with the authoritative guidance for shipping and handling fees and costs (ASC 605-45), the Company records shipping and handling costs billed to customers as a component of revenues, and shipping and handling costs incurred by the Company for inbound and outbound freight as a component of cost of revenues.

Collections in excess of revenues and deferred revenues represent cash collected from customers in advance of revenue recognition and are recorded in accrued liabilities for obligations within the next twelve months. Amounts for obligations extending beyond twelve months are recorded within other liabilities in the condensed consolidated financial statements.

Contract costs on U.S. government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. government agencies, as well as negotiations with U.S. government representatives. The Company’s incurred cost audits by the DCAA have not been completed for fiscal year 2004 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal year 2003 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of December 28, 2012 and March 30, 2012, the Company had $6.9 million and $6.7 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 8).

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in selling, general and administrative expenses (SG&A). Advertising expenses for the three months ended December 28, 2012 and December 30, 2011 were $5.5 million and $0.1 million, respectively, and for the nine months ended December 28, 2012 and December 30, 2011 were $17.0 million and $1.6 million, respectively.

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). During the three and nine months ended December 28, 2012, with respect to assets under construction, the Company capitalized $0.7 million and $2.3 million of interest expense, respectively. With respect to ViaSat-1, related gateway and networking equipment and other assets, the Company capitalized $8.1 million and $23.4 million of interest expense during the three and nine months ended December 30, 2011, respectively.

The Company owns two satellites: its new high-capacity Ka-band spot-beam satellite, ViaSat-1 (which was successfully launched into orbit in October 2011 and commenced commercial operation in January 2012) and WildBlue-1 (which was placed into service in March 2007). In addition, the Company has an exclusive prepaid lifetime capital lease of Ka-band capacity over the continental United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and owns related gateway and networking equipment for all of its satellites. The Company periodically reviews the remaining estimated useful life of its satellites to determine if revisions to estimated lives are necessary. The Company’s property and equipment also includes the indoor and outdoor customer premise equipment (CPE) units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment. The Company depreciates the satellites, gateway and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of December 28, 2012 were $140.9 million and $45.9 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of March 30, 2012 were $85.3 million and $33.1 million, respectively.

Occasionally, the Company may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of December 28, 2012 and March 30, 2012, assets under capital leases totaled approximately $3.1 million. Accumulated amortization related to such capital leases was $1.2 million and $0.8 million as of December 28, 2012 and March 30, 2012, respectively. The Company records amortization of assets leased under capital lease arrangements within depreciation expense.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. As of December 28, 2012 and March 30, 2012, the Company had $3.2 million of capitalized costs related to patents included in other assets. As of December 28, 2012 and March 30, 2012, the Company had $8.6 million and $8.4 million, respectively, of capitalized costs related to acquiring and obtaining orbital slots and other licenses included in other assets. Accumulated amortization related to these assets was approximately $0.6 million and $0.4 million as of December 28, 2012 and March 30, 2012, respectively. Amortization expense related to these assets was an insignificant amount for the three and nine months ended December 28, 2012 and December 30, 2011. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three and nine months ended December 28, 2012 and December 30, 2011, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense on a straight-line basis over the expected term of the related debt, which is not materially different from the effective interest rate basis. During the three and nine months ended December 28, 2012, the Company paid and capitalized approximately $5.8 million and $8.1 million, respectively, in debt issuance costs. During the three and nine months ended December 30, 2011, the Company did not pay or capitalize any debt issuance costs. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the consolidated statements of operations. Unamortized debt issuance costs are recorded in prepaid expenses and other current assets and in other long-term assets in the consolidated balance sheets, depending on the amounts expected to be amortized to interest expense within the next twelve months.

Software development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $55.6 million and $42.0 million related to software developed for resale were included in other assets as of December 28, 2012 and March 30, 2012, respectively. The Company capitalized $6.6 million and $19.1 million of costs related to software developed for resale for the three and nine months ended December 28, 2012, respectively. The Company capitalized $6.5 million and $15.8 million of costs related to software developed for resale for the three and nine months ended December 30, 2011, respectively. Amortization expense for software development costs was $1.7 million and $5.5 million for the three and nine months ended December 28, 2012, respectively, and $0.8 million and $3.2 million for the three and nine months ended December 30, 2011, respectively.

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company’s self-insurance liability for the plans was $2.0 million and $1.7 million as of December 28, 2012 and March 30, 2012, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At December 28, 2012 and March 30, 2012, no such amounts were accrued related to the aforementioned provisions.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Common stock held in treasury

During the first nine months of fiscal years 2013 and 2012, the Company issued 576,061 and 443,607 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company repurchased 209,135 and 157,183 shares of common stock with a total value of $7.9 million and $7.0 million during the first nine months of fiscal years 2013 and 2012, respectively. Repurchased shares of common stock of 936,809 and 727,674 were held in treasury as of December 28, 2012 and March 30, 2012, respectively.

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

The fair values of the Company’s outstanding foreign currency forward contracts as of December 28, 2012 and March 30, 2012 were as follows:

	December 28, 2012		March 30, 2012
Derivatives designated as hedging instruments	Other current assets	Accrued liabilities	Other current assets	Accrued liabilities
	(In thousands)
Foreign currency forward contracts	$—	$179	$—	$443

Total derivatives designated as hedging instruments	$—	$179	$—	$443

The notional value of foreign currency forward contracts outstanding as of December 28, 2012 and March 30, 2012 was $2.5 million and $9.6 million, respectively.

The effects of foreign currency forward contracts in cash flow hedging relationships during the three months ended December 28, 2012 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(In thousands)
Foreign currency forward contracts	$57	Cost of product revenues	$(141)	Not applicable	$—

Total	$57		$(141)		$—

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effects of foreign currency forward contracts in cash flow hedging relationships during the nine months ended December 28, 2012 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(In thousands)
Foreign currency forward contracts	$(463)	Cost of product revenues	$(727)	Not applicable	$—

Total	$(463)		$(727)		$—

The effects of foreign currency forward contracts in cash flow hedging relationships during the three months ended December 30, 2011 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(In thousands)
Foreign currency forward contracts	$(243)	Cost of product revenues	$(112)	Not applicable	$—

Total	$(243)		$(112)		$—

The effects of foreign currency forward contracts in cash flow hedging relationships during the nine months ended December 30, 2011 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(In thousands)
Foreign currency forward contracts	$(880)	Cost of product revenues	$(29)	Not applicable	$—

Total	$(880)		$(29)		$—

At December 28, 2012, the estimated net amount of unrealized gains or losses related to foreign currency forward contracts that was expected to be reclassified to earnings within the next twelve months was approximately $0.1 million. The Company’s foreign currency forward contracts outstanding as of December 28, 2012 will mature within nine to twenty three months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for the three and nine months ended December 28, 2012 and December 30, 2011.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense on a straight-line basis over the employee’s requisite service period. Stock-based compensation expense is recognized in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended December 28, 2012 and December 30, 2011 only for those awards ultimately expected to vest, with forfeitures estimated at the date of grant. The authoritative guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognized $7.0 million and $19.4 million of stock-based compensation expense for the three and nine months ended December 28, 2012, respectively, and $5.8 million and $14.8 million of stock-based compensation expense for the three and nine months ended December 30, 2011, respectively.

For the nine months ended December 28, 2012 and December 30, 2011, the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit award vesting as the excess tax benefit from stock options exercised and restricted stock unit award vesting increased the Company’s net operating loss carryforward.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred income tax expense (benefit) is the net change during the year in the deferred income tax asset or liability. The Company’s analysis of the need for a valuation allowance considered the loss incurred during the nine months ended December 28, 2012. However, a substantial portion of the current loss was the result of an extinguishment of debt charge that was recorded upon the refinancing of certain of the Company’s debt obligations at lower interest rates, which is expected to provide a benefit to net income in the future. The Company’s evaluation considered other factors, including the Company’s history of positive earnings, taxable income adjusted for certain items, the Company’s significant growth in contractual backlog, and trends and forecasted income by jurisdiction. Consideration was also given to the lengthy period over which these net deferred tax assets can be realized, and the Company’s history of not having federal tax loss carryforwards expire unused.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (ASC 350): Testing Indefinite-Lived Intangible Assets for Impairment. The new authoritative guidance simplifies the requirements for testing for indefinite-lived intangible assets other than goodwill and permits an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative fair value test. The guidance is effective for the Company for annual and, if any, interim impairment tests in the fiscal year ending April 4, 2014 with early adoption permitted. The Company anticipates that the adoption of this standard will not have a material impact on the Company or its condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of December 28, 2012	As of March 30, 2012
	(In thousands)
Accounts receivable, net:
Billed	$118,740	$108,758
Unbilled	120,065	103,929
Allowance for doubtful accounts	(1,254)	(997)

	$237,551	$211,690

Inventories:
Raw materials	$42,279	$46,208
Work in process	25,643	23,932
Finished goods	58,515	57,506

	$126,437	$127,646

Prepaid expenses and other current assets:
Prepaid expenses	$32,823	$25,103
Other	3,840	5,814

	$36,663	$30,917

Satellites, net:
Satellite — WildBlue-1 (estimated useful life of 10 years)	$195,890	$195,890
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellite — ViaSat-1 (estimated useful life of 17 years)	363,204	362,977

	658,184	657,957
Less accumulated depreciation and amortization	(110,379)	(72,226)

	$547,805	$585,731

Property and equipment, net:
Machinery and equipment (estimated useful life of 2-5 years)	$220,527	$195,975
Computer equipment and software (estimated useful life of 2-7 years)	144,734	127,596
CPE leased equipment (estimated useful life of 3-5 years)	140,885	85,271
Furniture and fixtures (estimated useful life of 7 years)	14,969	14,093
Leasehold improvements (estimated useful life of 2-17 years)	52,456	51,205
Building (estimated useful life of 24 years)	8,923	8,923
Land	4,384	4,384
Construction in progress	23,642	16,570

	610,520	504,017
Less accumulated depreciation and amortization	(262,790)	(209,044)

	$347,730	$294,973

Other acquired intangible assets, net:
Technology (weighted average useful life of 6 years)	$54,361	$54,240
Contracts and customer relationships (weighted average useful life of 7 years)	88,786	88,758
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 3 years)	5,680	5,680
Other (weighted average useful life of 6 years)	6,308	6,307

	163,735	163,585
Less accumulated amortization	(112,666)	(100,544)

	$51,069	$63,041

Other assets:
Capitalized software costs, net	$55,649	$41,992
Patents, orbital slots and other licenses, net	11,236	11,194
Deferred income taxes	84,217	53,602
Other	34,136	30,007

	$185,238	$136,795

Accrued liabilities:
Collections in excess of revenues and deferred revenues	$66,106	$88,114
Accrued vacation	18,097	17,573
Warranty reserve, current portion	7,894	6,238
Accrued employee compensation	13,627	21,384
Other	33,823	26,453

	$139,547	$159,762

Other liabilities:
Deferred revenue, long-term portion	$16,188	$11,414
Deferred rent, long-term portion	10,701	8,237
Warranty reserve, long-term portion	5,925	5,413
Deferred income taxes, long-term portion	2,684	3,073
Unrecognized tax position liabilities	1,306	1,306
Satellite performance incentives obligation, long-term portion	21,235	20,910

	$58,039	$50,353

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 28, 2012 and March 30, 2012:

	Fair Value as of December 28, 2012	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents	$58,166	$58,166	$—	$—

Total assets measured at fair value on a recurring basis	$58,166	$58,166	$—	$—

Liabilities
Foreign currency forward contracts	$179	$—	$179	$—

Total liabilities measured at fair value on a recurring basis	$179	$—	$179	$—

	Fair Value as of March 30, 2012	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents	$70,379	$70,379	$—	$—

Total assets measured at fair value on a recurring basis	$70,379	$70,379	$—	$—

Liabilities
Foreign currency forward contracts	$443	$—	$443	$—

Total liabilities measured at fair value on a recurring basis	$443	$—	$443	$—

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Cash equivalents — The Company’s cash equivalents consist of money market funds. Money market funds are valued using quoted prices for identical assets in an active market with sufficient volume and frequency of transactions (Level 1).

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Foreign currency forward contracts — The Company uses derivative financial instruments to manage foreign currency risk relating to foreign exchange rates. The Company does not use these instruments for speculative or trading purposes. The Company’s objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. Derivative instruments are recognized as either assets or liabilities in the accompanying condensed consolidated financial statements and are measured at fair value. Gains and losses resulting from changes in the fair values of those derivative instruments are recorded to earnings or other comprehensive income (loss) depending on the use of the derivative instrument and whether it qualifies for hedge accounting. The Company’s foreign currency forward contracts are valued using standard calculations/models that are primarily based on observable inputs, such as foreign currency exchange rates, or can be corroborated by observable market data (Level 2).

Long-term debt — The Company’s long-term debt consists of borrowings under (1) capital lease obligations reported at the present value of future minimum lease payments with current accrued interest, and (2) the Company’s 6.875% Senior Notes due 2020 (the 2020 Notes) reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. As of December 28, 2012, the fair value of the Company’s outstanding long-term debt related to the initial $275.0 million of 2020 Notes (the Initial 2020 Notes) was determined using quoted prices in active markets (Level 1) and was approximately $287.4 million. As of March 30, 2012, the fair value of the Company’s outstanding long-term debt related to the Initial 2020 Notes had been determined using recent market transactions for similar notes (Level 2) and was approximately $280.2 million. The Initial 2020 Notes were exchanged in August 2012 for substantially identical Initial 2020 Notes that had been registered with the Securities and Exchange Commission (SEC), which resulted in a change of the inputs used to measure the fair value of the Initial 2020 Notes from Level 2 (as of March 30, 2012) to Level 1 (as of December 28, 2012). The fair value of the Company’s outstanding long-term debt related to the additional $300.0 million of 2020 Notes issued in October 2012 (the Additional 2020 Notes) was determined using recent market transactions for similar notes (Level 2) and was approximately $313.5 million as of December 28, 2012. The Additional 2020 Notes were exchanged subsequent to the quarter end in January 2013 for substantially identical Additional 2020 Notes that had been registered with the SEC. The fair value of the Company’s outstanding long-term debt related to its former 8.875% Senior Notes due 2016 (the 2016 Notes, and collectively with the 2020 Notes, the Senior Notes), which were repurchased and redeemed in connection with the issuance of the Additional 2020 Notes, had been determined using quoted prices in active markets (Level 1) and was approximately $298.4 million as of March 30, 2012. The fair value of the Company’s capital lease obligations was estimated to approximate their carrying value based on current rates (Level 2).

Satellite performance incentives obligation — The Company’s contract with the manufacturer of ViaSat-1 requires the Company to make monthly in-orbit satellite performance incentive payments, including interest at 7.0%, over a fifteen-year period from December 2011 to December 2026, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentives on a recurring basis. The fair value of the Company’s outstanding satellite performance incentives is estimated to approximate their carrying value based on current rates (Level 2).

Note 4 — Shares Used In Computing Diluted Net Income Per Share

	Three Months Ended		Nine Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net (loss) income per share attributable to ViaSat, Inc. common stockholders	44,189	42,452	43,662	42,132
Options to purchase common stock as determined by application of the treasury stock method	—	1,352	—	1,371
Restricted stock units to acquire common stock as determined by application of the treasury stock method	—	422	—	407
Potentially issuable shares in connection with certain terms of the amended ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan equivalents	—	107	—	105

Shares used in computing diluted net (loss) income per share attributable to ViaSat, Inc. common stockholders	44,189	44,333	43,662	44,015

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The weighted average number of shares used to calculate basic and diluted net income (loss) per share attributable to ViaSat, Inc. common stockholders is the same for both the three and nine months ended December 28, 2012, as the Company incurred a net loss for the three and nine months ended December 28, 2012 and inclusion of common share equivalents would be antidilutive. Common share equivalents excluded from the calculation for the three months ended December 28, 2012 were 1,579,179 shares relating to stock options, 388,487 shares relating to restricted stock units and 140,809 shares relating to certain terms of the amended ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan. Common share equivalents excluded from the calculation for the nine months ended December 28, 2012 were 1,604,192 shares relating to stock options, 376,659 shares relating to restricted stock units and 158,504 shares relating to certain terms of the amended ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan. Antidilutive shares relating to stock options excluded from the calculation for the three and nine months ended December 30, 2011 were 432,272 and 308,349 shares, respectively. Antidilutive shares relating to restricted stock units excluded from the calculation for the three and nine months ended December 30, 2011 were 641 and 118,121 shares, respectively.

Note 5 — Goodwill and Acquired Intangible Assets

During the first nine months of fiscal year 2013, the Company’s goodwill increased by approximately $0.1 million related to the effects of foreign currency translation recorded within the Company’s government systems and commercial networks segments. Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of three to ten years. Amortization expense related to other acquired intangible assets was $4.0 million and $4.8 million for the three months ended December 28, 2012 and December 30, 2011, respectively, and $12.1 million and $14.3 million for the nine months ended December 28, 2012 and December 30, 2011, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 28, 2012	$12,065

Expected for the remainder of fiscal year 2013	$3,537
Expected for fiscal year 2014	13,880
Expected for fiscal year 2015	13,804
Expected for fiscal year 2016	10,204
Expected for fiscal year 2017	4,629
Thereafter	5,015

$51,069

Note 6 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of December 28, 2012 and March 30, 2012:

	As of December 28, 2012	As of March 30, 2012
	(In thousands)
Senior Notes
2020 Notes	$575,000	$275,000
Unamortized premium on the 2020 Notes	10,265	—
2016 Notes	—	275,000
Unamortized discount on the 2016 Notes	—	(2,209)

Total Senior Notes, net of premium or discount	585,265	547,791
Less: current portion of the Senior Notes	—	—

Total Senior Notes long-term, net	585,265	547,791

Other Long-Term Debt
Revolving credit facility	—	—
Capital lease obligations	1,089	2,014

Total other long-term debt	1,089	2,014
Less: current portion of other long-term debt	1,027	1,240

Other long-term debt, net	62	774
Total debt	586,354	549,805
Less: current portion	1,027	1,240

Long-term debt, net	$585,327	$548,565

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The estimated aggregate amounts and timing of payments on the Company’s long-term debt obligations as of December 28, 2012 for the next five years and thereafter were as follows (excluding the effects of premium accretion on the 2020 Notes):

(In thousands)
For the remainder of fiscal year 2013	$327
For the fiscal year ending 2014	786
For the fiscal year ending 2015	—
For the fiscal year ending 2016	—
For the fiscal year ending 2017	—
Thereafter	575,000

576,113
Less: imputed interest	24
Plus: unamortized premium on the 2020 Notes	10,265

Total	$586,354

Credit Facility

As of December 28, 2012, the Company’s revolving credit facility (the Credit Facility), as amended, provided a revolving line of credit of $325.0 million (including up to $50.0 million of letters of credit), with a maturity date of May 9, 2017. Borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Credit Facility in connection with the construction of various assets during the construction period. The Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries and secured by substantially all of the Company’s and such subsidiaries’ assets.

The Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Credit Facility was amended on September 26, 2012 to, among other things, increase the Company’s permitted total leverage ratio for the second, third and fourth quarters of fiscal year 2013 and authorize the offering of the Additional 2020 Notes.

The Company was in compliance with its financial covenants under the Credit Facility as of December 28, 2012. At December 28, 2012, the Company had no outstanding borrowings under the Credit Facility and $38.6 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of December 28, 2012 of $286.4 million.

Senior Notes

Discharge of Indenture and Loss on Extinguishment of Debt

In connection with the Company’s issuance of the Additional 2020 Notes in October 2012, the Company repurchased and redeemed all of its $275.0 million in aggregate principal amount of 2016 Notes then outstanding through a cash tender offer and redemption, and the indenture governing the 2016 Notes was satisfied and discharged in accordance with its terms. On October 12, 2012, the Company purchased approximately $262.1 million in aggregate principal amount of the 2016 Notes pursuant to the tender offer. The total cash payment to purchase the tendered 2016 Notes in the tender offer, including accrued and unpaid interest up to, but excluding, the repurchase date and a $10 consent payment per $1,000 principal amount of notes tendered, was approximately $282.5 million. On November 14, 2012, the Company redeemed the remaining $12.9 million in aggregate principal amount of 2016 Notes pursuant to the optional redemption provisions of the 2016 Notes at a redemption price of 106.656% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date. The total cash payment to redeem the remaining 2016 Notes was approximately $14.0 million.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As a result of the repurchase and redemption of the 2016 Notes, the Company recognized a $26.5 million loss on extinguishment of debt during the three and nine months ended December 28, 2012, which was comprised of $19.8 million in cash payments (including tender offer consideration, consent payments, redemption premium and related professional fees), and $6.7 million in non-cash charges (including unamortized discount and unamortized debt issuance costs).

Senior Notes due 2020

In February 2012, the Company issued $275.0 million in principal amount of Initial 2020 Notes in a private placement to institutional buyers, which were exchanged in August 2012 for substantially identical Initial 2020 Notes that had been registered with the SEC. The Initial 2020 Notes were issued at the face value and are recorded as long-term debt in the Company’s condensed consolidated financial statements. On October 12, 2012, the Company issued $300.0 million in principal amount of Additional 2020 Notes in a private placement to institutional buyers at an issue price of 103.50% of the principal amount, which were exchanged subsequent to the quarter end in January 2013 for substantially identical Additional 2020 Notes that had been registered with the SEC. The 2020 Notes are all treated as a single class and have identical terms, except for the issue date, the issue price, the first interest payment date and the date from which interest begins to accrue. The 2020 Notes bear interest at the rate of 6.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in June 2012. Deferred financing cost associated with the issuance of the 2020 Notes is amortized to interest expense on a straight-line basis over the term of the 2020 Notes, which is not materially different from an effective interest rate basis. The $10.5 million premium the Company received in connection with the issuance of the Additional 2020 Notes is recorded as long-term debt in the Company’s condensed consolidated financial statements and is being amortized as a reduction to interest expense on a straight-line basis over the term of the Additional 2020 Notes, which is not materially different from an effective interest rate basis.

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

Capital leases

Occasionally the Company may enter into capital lease agreements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of December 28, 2012 and March 30, 2012, the Company had approximately $1.1 million and $2.0 million, respectively, outstanding under capital leases payable over a weighted average period of 36 months, due fiscal year 2014. These lease agreements bear interest at a weighted average rate of 4.59% and can be extended on a month-to-month basis after the original term.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty cost, the Company bases its estimates on its experience with the technology involved and the type of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the nine months ended December 28, 2012 and December 30, 2011:

	Nine Months Ended
	December 28, 2012	December 30, 2011
	(In thousands)
Balance, beginning of period	$11,651	$12,942
Change in liability for warranties issued in period	5,875	4,147
Settlements made (in cash or in kind) during the period	(3,707)	(5,131)

Balance, end of period	$13,819	$11,958

Note 8 — Commitments and Contingencies

In February 2012, the Company filed a complaint against Space Systems/Loral, Inc. (SS/L) and its former parent company Loral Space & Communications, Inc. (Loral) in the United States District Court for the Southern District of California for patent infringement and breach of contract relating to the manufacture of ViaSat-1. The Company alleges, among other things, that SS/L and Loral infringed U.S. Patent Nos. 8,107,875, 8,010,043, 8,068,827 and 7,773,942 by making, using, offering to sell and/or selling other high-capacity broadband satellites, and has requested monetary damages, injunctive relief and other remedies. On June 15, 2012, SS/L filed counterclaims against the Company for patent infringement and declaratory relief. Specifically, SS/L seeks a judicial declaration that SS/L did not breach the parties’ contract for the manufacture of ViaSat-1, that SS/L does not infringe the Company’s patents described above, and that those patents are invalid and/or unenforceable. SS/L also alleges that the Company infringed U.S. Patent Nos. 6,879,808, 6,400,696 and 7,219,132 by providing broadband internet service by means of the Anik F2 satellite using ViaSat satellite gateways and satellite user terminals and has induced others to infringe by selling certain ground equipment and user terminals.

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

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been completed for fiscal year 2004 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal year 2003 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of December 28, 2012 and March 30, 2012, the Company had $6.9 million and $6.7 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on status of the related contracts.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 — Income Taxes

The Company currently estimates its annual effective income tax rate to be approximately 40.1% for fiscal year 2013. The estimated annual effective tax rate is different from the expected statutory rate primarily due to state research and development tax credits. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. Included within this legislation was an extension of the research and development credit which had previously expired on December 31, 2011. This legislation retroactively reinstates and extends the credit from the previous expiration date through December 31, 2013. As the legislation was not enacted until after the close of the third quarter of fiscal year 2013, the income tax impact of the retroactive reinstatement and extension will not be recognized until the fourth quarter of fiscal year 2013. The expected impact of the research and development credit is an $8.0 million tax benefit which will be recognized in the fourth quarter of fiscal year 2013.

Future realization of the existing deferred tax asset ultimately depends on future profitability and the existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carryforward period available under tax law. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established. The Company’s analysis of the need for a valuation allowance considered the loss incurred during the nine months ended December 28, 2012. However, a substantial portion of the current loss was the result of an extinguishment of debt charge that was recorded upon the refinancing of certain of the Company’s debt obligations at lower interest rates, which is expected to provide a benefit to net income in the future. The Company’s evaluation considered other factors, including the Company’s history of positive earnings, taxable income adjusted for certain items, the Company’s significant growth in contractual backlog, and trends and forecasted income by jurisdiction. Consideration was also given to the lengthy period over which these net deferred tax assets can be realized, and the Company’s history of not having federal tax loss carryforwards expire unused.

For the three and nine months ended December 28, 2012, the Company’s gross unrecognized tax benefits decreased by $0.7 million and increased by $0.2 million, respectively. In the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease by up to approximately $1.1 million as a result of the expiration of the statute of limitations or settlements with tax authorities for previously filed tax returns.

Note 10 — Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	Three Months Ended December 28, 2012
	Net Change in Foreign Currency Translation Adjustments	Net Change in Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Beginning balance	$1,996	$(230)	$1,766
Current period other comprehensive income (loss), net of tax	(55)	121	66

Ending balance	$1,941	$(109)	$1,832

	Nine Months Ended December 28, 2012
	Net Change in Foreign Currency Translation Adjustments	Net Change in Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Beginning balance	$1,709	$(270)	$1,439
Current period other comprehensive income (loss), net of tax	232	161	393

Ending balance	$1,941	$(109)	$1,832

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended December 30, 2011
	Net Change in Foreign Currency Translation Adjustments	Net Change in Derivatives	Accumulated Other Comprehensive Income (Loss)
		(In thousands)
Beginning balance	$1,401	$(539)	$862
Current period other comprehensive income (loss), net of tax	(241)	137	(104)

Ending balance	$1,160	$(402)	$758

	Nine Months Ended December 30, 2011
	Net Change in Foreign Currency Translation Adjustments	Net Change in Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Beginning balance	$2,095	$182	$2,277
Current period other comprehensive income (loss), net of tax	(935)	(584)	(1,519)

Ending balance	$1,160	$(402)	$758

Note 11 — Segment Information

The Company’s reporting segments, comprised of the satellite services, commercial networks and government systems segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides retail and wholesale satellite-based broadband internet services for its consumer, enterprise and mobile broadband customers in the United States, as well as managed network services for the satellite communication systems of the Company’s consumer, enterprise and mobile broadband customers worldwide. The Company’s commercial networks segment develops and produces a variety of advanced end-to-end satellite and other wireless communication systems and ground networking equipment and products, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment develops and produces network-centric, internet protocol (IP)-based secure government communications systems, products, services and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Segment revenues and operating profits (losses) for the three and nine months ended December 28, 2012 and December 30, 2011 were as follows:

	Three Months Ended		Nine Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
	(In thousands)
Revenues
Satellite Services
Product	$653	$734	$4,159	$2,312
Service	71,097	54,916	194,217	165,616

Total	71,750	55,650	198,376	167,928
Commercial Networks
Product	64,241	49,092	216,116	155,451
Service	4,411	5,357	15,208	15,266

Total	68,652	54,449	231,324	170,717
Government Systems
Product	99,800	72,036	260,623	233,256
Service	46,240	22,829	120,704	51,188

Total	146,040	94,865	381,327	284,444
Elimination of intersegment revenues	—	—	—	—

Total revenues	$286,442	$204,964	$811,027	$623,089

Operating (losses) profits
Satellite Services	$(18,356)	$(1,359)	$(60,245)	$(1,165)
Commercial Networks	(3,399)	(5,159)	(7,304)	(11,270)
Government Systems	26,981	13,062	66,232	34,775
Elimination of intersegment operating profits	—	—	—	—

Segment operating profit (loss) before corporate and amortization of acquired intangible assets	5,226	6,544	(1,317)	22,340
Corporate	—	—	—	—
Amortization of acquired intangible assets	(3,960)	(4,752)	(12,065)	(14,291)

Income (loss) from operations	$1,266	$1,792	$(13,382)	$8,049

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property, plant and equipment, including its satellites, gateways and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of December 28, 2012 and March 30, 2012 were as follows:

	As of December 28, 2012	As of March 30, 2012
	(In thousands)
Segment assets
Satellite Services	$94,089	$95,671
Commercial Networks	183,186	170,553
Government Systems	221,782	219,199

Total segment assets	499,057	485,423
Corporate assets	1,249,878	1,241,730

Total assets	$1,748,935	$1,727,153

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other acquired intangible assets, net and goodwill included in segment assets as of December 28, 2012 and March 30, 2012 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of December 28, 2012	As of March 30, 2012	As of December 28, 2012	As of March 30, 2012
	(In thousands)
Satellite Services	$42,755	$52,390	$9,809	$9,809
Commercial Networks	1,662	2,186	43,729	43,739
Government Systems	6,652	8,465	30,023	29,913

Total	$51,069	$63,041	$83,561	$83,461

Amortization of acquired intangible assets by segment for the three and nine months ended December 28, 2012 and December 30, 2011 was as follows:

	Three Months Ended		Nine Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
	(In thousands)
Satellite Services	$3,159	$3,238	$9,635	$9,714
Commercial Networks	163	883	523	2,650
Government Systems	638	631	1,907	1,927

Total amortization of acquired intangible assets	$3,960	$4,752	$12,065	$14,291

Revenue information by geographic area for the three and nine months ended December 28, 2012 and December 30, 2011 was as follows:

	Three Months Ended		Nine Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
	(In thousands)
United States	$221,445	$165,660	$606,669	$495,621
Europe, Middle East and Africa	39,903	25,107	126,448	82,347
Asia, Pacific	14,256	4,586	35,148	16,583
North America other than United States	8,786	7,763	33,073	17,476
Central and Latin America	2,052	1,848	9,689	11,062

Total revenues	$286,442	$204,964	$811,027	$623,089

The Company distinguishes revenues from external customers by geographic area based on customer location.

The net book value of long-lived assets located outside the United States was $19.6 million and $18.7 million at December 28, 2012 and March 30, 2012, respectively.

Note 12 — Certain Relationships and Related-Party Transactions

Michael Targoff, who served as a director of the Company from February 2003 to February 2012, is the Vice Chairman of the board of directors of Loral and previously served as the Chief Executive Officer of Loral through December 2012. Mr. Targoff is also a director of Telesat Holdings Inc., a joint venture company formed by Loral and the Public Sector Pension Investment Board to acquire Telesat Canada in October 2007. John Stenbit, a director of the Company since August 2004, also currently serves on the board of directors of Loral.

The Company’s satellite construction contract for ViaSat-1 with SS/L, a subsidiary of Loral prior to November 2012, requires the Company to make monthly satellite performance incentive payments, including interest, over a fifteen-year period from December 2011 to December 2026, subject to the continued satisfactory performance of the satellite. As of December 28, 2012 and March 30, 2012, the Company’s estimated satellite performance incentives obligation and accrued interest were $22.9 million and $22.5 million, respectively. Based on estimates as of December 28, 2012, the remaining amount of satellite performance incentives and related interest that the Company may be required to pay under this satellite construction contract during the period until December 2026 is approximately $38.0 million. Material amounts related to the satellite construction contract with SS/L are disclosed in the tables below.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In addition, from time to time, the Company enters into various contracts in the ordinary course of business with SS/L and Telesat Canada. Material amounts related to these contracts are disclosed in the tables below.

Current payables included in accrued liabilities and long-term payables included in other liabilities as of December 28, 2012 and March 30, 2012 were as follows:

	As of December 28, 2012	As of March 30, 2012
	(In thousands)
Payables, current
Loral – satellite construction contract (estimated satellite performance incentives)	$1,652	$1,599
Payables, long-term
Loral – satellite construction contract (estimated satellite performance incentives)	21,235	20,910

Revenue and expense for the three and nine months ended December 28, 2012 and December 30, 2011 were as follows:

	Three Months Ended			Nine Months Ended
	December 28, 2012		December 30, 2011	December 28, 2012		December 30, 2011
	(In thousands)
Revenue
Loral – ordinary course of business	$	*	$2,251	$	*	$3,768
Expense
Telesat Canada – ordinary course of business		2,467	*		4,453	1,986

*	Amounts were not meaningful.

Cash received and paid during the nine months ended December 28, 2012 and December 30, 2011 were as follows:

	Nine Months Ended
	December 28, 2012	December 30, 2011
	(In thousands)
Cash received
Loral – beam sharing agreement	$—	$3,845
Telesat Canada – beam sharing agreement	—	8,085
Telesat Canada – ordinary course of business	*	2,843
Cash paid
Loral – satellite construction contract (including satellite performance incentives)	1,067	2,566
Telesat Canada – ordinary course of business	5,721	5,707

*	Amounts were not meaningful.

Note 13 — Financial Statements of Parent and Subsidiary Guarantors

As of December 28, 2012, $575.0 million in aggregate principal amount of 2020 Notes issued by the Company was outstanding. The 2020 Notes are jointly and severally guaranteed on a full and unconditional basis by each of the Guarantor Subsidiaries, subject to certain customary release provisions, including the sale, transfer or other disposition of the capital stock or all or substantially all of the assets of a Guarantor Subsidiary, the designation of a Guarantor Subsidiary as an unrestricted subsidiary, the release or discharge of the Guarantor Subsidiary’s guarantee of the Credit Facility or the exercise of the legal defeasance option or covenant defeasance option. All of the Guarantor Subsidiaries are direct or indirect 100% owned subsidiaries of the Company. The indentures governing the 2020 Notes limit, among other things, the Company’s and its restricted subsidiaries’ ability to: incur, assume or guarantee

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; reduce the Company’s satellite insurance; and consolidate or merge with, or sell substantially all of their assets to, another person.

The following supplemental financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows for the Company (as “Issuing Parent Company”), the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Company and subsidiaries as of December 28, 2012 and March 30, 2012 and for the three and nine months ended December 28, 2012 and December 30, 2011.

Condensed Consolidated Balance Sheet as of December 28, 2012

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$99,961	$2,787	$9,919	$—	$112,667
Accounts receivable, net	216,196	14,090	7,265	—	237,551
Inventories	96,661	22,910	6,866	—	126,437
Deferred income taxes	18,380	1,526	308	—	20,214
Prepaid expenses and other current assets	30,618	5,276	769	—	36,663
Current portion of intercompany receivables	91,642	1,581	1,403	(94,626)	—

Total current assets	553,458	48,170	26,530	(94,626)	533,532

Satellites, net	342,778	205,027	—	—	547,805
Property and equipment, net	185,075	156,494	6,161	—	347,730
Other acquired intangible assets, net	1,824	42,754	6,491	—	51,069
Goodwill	63,938	9,687	9,936	—	83,561
Investments in subsidiaries and intercompany receivables	394,545	1,439	302	(396,286)	—
Other assets	138,874	45,682	682	—	185,238

Total assets	$1,680,492	$509,253	$50,102	$(490,912)	$1,748,935

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$62,590	$13,142	$1,198	$—	$76,930
Accrued liabilities	107,373	25,775	6,399	—	139,547
Current portion of other long-term debt	107	920	—	—	1,027
Current portion of intercompany payables	1,403	89,977	3,246	(94,626)	—

Total current liabilities	171,473	129,814	10,843	(94,626)	217,504

Senior Notes, net	585,265	—	—	—	585,265
Other long-term debt	—	62	—	—	62
Intercompany payables	308	—	6,263	(6,571)	—
Other liabilities	39,847	15,810	2,382	—	58,039

Total liabilities	796,893	145,686	19,488	(101,197)	860,870

Equity:
ViaSat, Inc. stockholders’ equity
Total ViaSat, Inc. stockholders’ equity	883,599	363,567	30,614	(394,181)	883,599
Noncontrolling interest in subsidiary	—	—	—	4,466	4,466

Total equity	883,599	363,567	30,614	(389,715)	888,065

Total liabilities and equity	$1,680,492	$509,253	$50,102	$(490,912)	$1,748,935

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the Three Months Ended December 28, 2012

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Revenues:
Product revenues	$156,334	$652	$7,859	$(151)	$164,694
Service revenues	53,895	66,685	1,566	(398)	121,748

Total revenues	210,229	67,337	9,425	(549)	286,442
Operating expenses:
Cost of product revenues	113,397	908	5,079	(134)	119,250
Cost of service revenues	35,650	56,042	860	(407)	92,145
Selling, general and administrative	34,741	24,542	2,926	—	62,209
Independent research and development	7,496	28	96	(8)	7,612
Amortization of acquired intangible assets	260	3,159	541	—	3,960

Income (loss) from operations	18,685	(17,342)	(77)	—	1,266
Other income (expense):
Interest income	36	—	2	—	38
Interest expense	(10,658)	(14)	—	—	(10,672)
Loss on extinguishment of debt	(26,501)	—	—	—	(26,501)

Income (loss) before income taxes	(18,438)	(17,356)	(75)	—	(35,869)
Provision for (benefit from) income taxes	(5,765)	(9,685)	195	—	(15,255)
Equity in net income (loss) of consolidated subsidiaries	(8,103)	—	—	8,103	—

Net income (loss)	(20,776)	(7,671)	(270)	8,103	(20,614)
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	162	162

Net income (loss) attributable to ViaSat, Inc.	$(20,776)	$(7,671)	$(270)	$7,941	$(20,776)

Comprehensive income (loss) attributable to ViaSat, Inc.	$(20,710)	$(7,671)	$(296)	$7,967	$(20,710)

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the Nine Months Ended December 28, 2012

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Revenues:
Product revenues	$460,645	$4,158	$16,468	$(373)	$480,898
Service revenues	142,923	181,072	7,305	(1,171)	330,129

Total revenues	603,568	185,230	23,773	(1,544)	811,027
Operating expenses:
Cost of product revenues	336,104	3,018	10,922	(324)	349,720
Cost of service revenues	97,016	165,523	4,737	(1,180)	266,096
Selling, general and administrative	96,484	68,264	8,041	—	172,789
Independent research and development	22,859	538	382	(40)	23,739
Amortization of acquired intangible assets	809	9,635	1,621	—	12,065

Income (loss) from operations	50,296	(61,748)	(1,930)	—	(13,382)
Other income (expense):
Interest income	138	—	5	—	143
Interest expense	(33,716)	(50)	(5)	—	(33,771)
Loss on extinguishment of debt	(26,501)	—	—	—	(26,501)

Income (loss) before income taxes	(9,783)	(61,798)	(1,930)	—	(73,511)
Provision for (benefit from) income taxes	(3,563)	(27,052)	8	—	(30,607)
Equity in net income (loss) of consolidated subsidiaries	(36,883)	—	—	36,883	—

Net income (loss)	(43,103)	(34,746)	(1,938)	36,883	(42,904)
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	199	199

Net income (loss) attributable to ViaSat, Inc.	$(43,103)	$(34,746)	$(1,938)	$36,684	$(43,103)

Comprehensive income (loss) attributable to ViaSat, Inc.	$(42,710)	$(34,746)	$(1,717)	$36,463	$(42,710)

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the Three Months Ended December 30, 2011

	Issuing Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Revenues:
Product revenues	$115,537	$735	$5,651	$(61)	$121,862
Service revenues	30,438	50,864	2,211	(411)	83,102

Total revenues	145,975	51,599	7,862	(472)	204,964
Operating expenses:
Cost of product revenues	85,440	854	3,230	(61)	89,463
Cost of service revenues	17,781	38,200	1,760	(423)	57,318
Selling, general and administrative	31,801	11,767	2,057	15	45,640
Independent research and development	5,821	—	181	(3)	5,999
Amortization of acquired intangible assets	971	3,238	543	—	4,752

Income (loss) from operations	4,161	(2,460)	91	—	1,792
Other income (expense):
Interest income	19	—	1	—	20
Interest expense	(305)	(26)	—	—	(331)

Income (loss) before income taxes	3,875	(2,486)	92	—	1,481
Provision for (benefit from) income taxes	(1,901)	(1,318)	(418)	—	(3,637)
Equity in net income (loss) of consolidated subsidiaries	(636)	—	—	636	—

Net income (loss)	5,140	(1,168)	510	636	5,118
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	(22)	(22)

Net income (loss) attributable to ViaSat, Inc.	$5,140	$(1,168)	$510	$658	$5,140

Comprehensive income (loss) attributable to ViaSat, Inc.	$5,036	$(1,168)	$195	$973	$5,036

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the Nine Months Ended December 30, 2011

	Issuing Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Revenues:
Product revenues	$370,293	$2,313	$18,818	$(405)	$391,019
Service revenues	70,123	155,853	7,624	(1,530)	232,070

Total revenues	440,416	158,166	26,442	(1,935)	623,089
Operating expenses:
Cost of product revenues	275,370	2,396	13,695	(1,804)	289,657
Cost of service revenues	43,253	113,657	5,419	(1,491)	160,838
Selling, general and administrative	88,335	36,827	6,578	12	131,752
Independent research and development	17,778	—	753	(29)	18,502
Amortization of acquired intangible assets	2,911	9,715	1,665	—	14,291

Income (loss) from operations	12,769	(4,429)	(1,668)	1,377	8,049
Other income (expense):
Interest income	264	—	5	(210)	59
Interest expense	(457)	(85)	(210)	210	(542)

Income (loss) before income taxes	12,576	(4,514)	(1,873)	1,377	7,566
Provision for (benefit from) income taxes	(5,364)	(2,140)	(303)	492	(7,315)
Equity in net income (loss) of consolidated subsidiaries	(3,951)	—	—	3,951	—

Net income (loss)	13,989	(2,374)	(1,570)	4,836	14,881
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	7	7

Net income (loss) attributable to ViaSat, Inc.	$13,989	$(2,374)	$(1,570)	$4,829	$14,874

Comprehensive income (loss) attributable to ViaSat, Inc.	$12,470	$(2,374)	$(2,444)	$5,703	$13,355

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended December 28, 2012

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(39,621)	$88,567	$143	$49	$49,138

Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(33,742)	(85,390)	(1,050)	—	(120,182)
Cash paid for patents, licenses and other assets	(18,795)	—	(85)	—	(18,880)
Long-term intercompany notes and investments	(1,155)	—	—	1,155	—

Net cash provided by (used in) investing activities	(53,692)	(85,390)	(1,135)	1,155	(139,062)
Cash flows from financing activities:
Proceeds from issuance of Additional 2020 Notes	300,000	—	—	—	300,000
Repayment of 2016 Notes	(271,582)	—	—	—	(271,582)
Payment of debt issuance costs	(8,059)	—	—	—	(8,059)
Proceeds from issuance of common stock under equity plans	19,512	—	49	(49)	19,512
Purchase of common stock in treasury	(7,902)	—	—	—	(7,902)
Payments on capital lease	(96)	(829)	—	—	(925)
Payments of satellite performance incentives obligation	(1,025)	—	—	—	(1,025)
Long-term intercompany financing	—	—	1,155	(1,155)	—

Net cash provided by (used in) financing activities	30,848	(829)	1,204	(1,204)	30,019
Effect of exchange rate changes on cash	—	—	(11)	—	(11)

Net increase (decrease) in cash and cash equivalents	(62,465)	2,348	201	—	(59,916)
Cash and cash equivalents at beginning of period	162,426	439	9,718	—	172,583

Cash and cash equivalents at end of period	$99,961	$2,787	$9,919	$—	$112,667

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; anticipated satellite construction activities; future economic conditions and performance; anticipated performance of products or services; anticipated subscriber growth; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ include: our ability to successfully implement our business plan for our broadband satellite services on our anticipated timeline or at all; negative audits by the U.S. government; continued turmoil in global business environment and economic conditions; delays in approving U.S. government budgets and cuts in government defense expenditures; our reliance on U.S. government contracts, and on a small number of contracts which account for a significant percentage of our revenues; our ability to successfully develop, introduce and sell new technologies, products and services; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes on our ability to sell products and services; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 30, 2012, under the heading “Risk Factors” in Part II, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

The primary services offered by our satellite services segment are comprised of:

•

Retail and wholesale broadband satellite services offered under the ExedeSM and WildBlue® brands, which provide two-way satellite-based broadband internet access to consumers and small businesses in the United States. We offer a range of service plans to both retail and wholesale customers, with pricing based on data speeds and volume limits. We offer wholesale broadband services to our national and regional distribution partners, including direct-to-home satellite video providers, retail service providers and communications companies. As of December 28, 2012, we provided broadband satellite services to approximately 467,000 subscribers.

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

The primary products and services of our government systems segment include:

•

Government satellite communication systems, including an array of portable, mobile and fixed broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands for line-of-sight and beyond-line-of-sight Intelligence, Surveillance and Reconnaissance (ISR) and Command and Control (C2) missions and satellite networking services, as well as products designed for manpacks, aircraft, unmanned aerial vehicles (UAVs), seagoing vessels, ground mobile vehicles and fixed applications.

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

Sources of Revenues

Our satellite services segment revenues are primarily derived from our domestic satellite broadband services business and from our worldwide managed network services. Our domestic satellite broadband services business comprised approximately 20% and 23% of total revenues during the three months ended December 28, 2012 and December 30, 2011, respectively, and 20% and 23% of total revenues during the nine months ended December 28, 2012 and December 30, 2011, respectively.

With respect to our commercial networks and government systems segments, to date, our ability to grow and maintain our revenues has depended on our ability to identify and target markets where the customer places a high priority on the technology solution, and our ability to obtain additional sizable contract awards. Due to the nature of this process, it is difficult to predict the probability and timing of obtaining awards in these markets. Our products in these segments are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts, which require us to provide products and services under a contract at a specified price, comprised approximately 95% and 94% of our total revenues for these segments for the three months ended December 28, 2012 and December 30, 2011, respectively, and 94% and 93% of our total revenues for these segments for the nine months ended December 28, 2012 and December 30, 2011, respectively. The remainder of our revenue in these segments for such periods was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of our revenues has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately $57.8 million or 20% and $57.7 million or 28% of our total revenues in the three months ended December 28, 2012 and December 30, 2011, respectively. Revenues for our funded research and development from our customer contracts were approximately $161.9 million or 20% and $165.5 million or 27% of our total revenues in the nine months ended December 28, 2012 and December 30, 2011, respectively.

We also incur independent research and development (IR&D) expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development projects. IR&D expenses were approximately 3% of total revenues during each of the three and nine months ended December 28, 2012 and December 30, 2011. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

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

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended December 28, 2012 and December 30, 2011, we recorded losses of approximately $0.6 million and $0.5 million, respectively, related to loss contracts. During the nine months ended December 28, 2012 and December 30, 2011, we recorded losses of approximately $3.1 million and $1.2 million, respectively, related to loss contracts.

Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and future cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. We believe we have established appropriate systems and processes to enable us to reasonably estimate future costs on our programs through regular evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of December 28, 2012 would change our loss before income taxes by approximately $0.6 million.

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

Occasionally, we may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. As of December 28, 2012 and March 30, 2012, assets under capital lease totaled approximately $3.1 million. We record amortization of assets leased under capital lease arrangements within depreciation expense.

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We periodically review the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three and nine months ended December 28, 2012 and December 30, 2011.

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

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our valuation allowance against deferred tax assets increased from $14.7 million at March 30, 2012 to $15.9 million at December 28, 2012. The valuation allowance primarily relates to state net operating loss carryforwards and research credit carryforwards available to reduce state income taxes.

Our analysis of the need for a valuation allowance considered the loss incurred during the nine months ended December 28, 2012. However, a substantial portion of the current loss was the result of an extinguishment of debt charge that was recorded upon the refinancing of certain of our debt obligations at lower interest rates, which is expected to provide a benefit to net income in the future. Our evaluation considered other factors, including our history of positive earnings, taxable income adjusted for certain items, the significant growth in contractual backlog, and trends and forecasted income by jurisdiction. Consideration was also given to the lengthy period over which our net deferred tax assets can be realized, and our history of not having federal tax loss carryforwards expire unused.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Revenues:	100.0%	100.0%	100.0%	100.0%
Product revenues	57.5	59.5	59.3	62.8
Service revenues	42.5	40.5	40.7	37.2
Operating expenses:
Cost of product revenues	41.6	43.6	43.1	46.5
Cost of service revenues	32.2	28.0	32.8	25.8
Selling, general and administrative	21.7	22.3	21.3	21.1
Independent research and development	2.7	2.9	3.0	3.0
Amortization of acquired intangible assets	1.4	2.3	1.5	2.3

Income (loss) from operations	0.4	0.9	(1.7)	1.3
(Loss) income before income taxes	(12.5)	0.7	(9.1)	1.2
Net (loss) income	(7.2)	2.5	(5.3)	2.4
Net (loss) income attributable to ViaSat, Inc.	(7.3)	2.5	(5.3)	2.4

Three Months Ended December 28, 2012 vs. Three Months Ended December 30, 2011

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 28, 2012	December 30, 2011
Product revenues	$164.7	$121.9	$42.8	35.1%
Service revenues	121.7	83.1	38.6	46.5%

Total revenues	$286.4	$205.0	$81.5	39.8%

Our total revenues increased approximately $81.5 million during the third quarter of fiscal year 2013 when compared to the same period last fiscal year due to an increase in product revenues of approximately $42.8 million, coupled with an increase in service revenues of approximately $38.6 million. The increase in product revenues resulted from product revenue increases in our government systems segment of approximately $27.8 million and in our commercial networks segment of approximately $15.1 million. The increase in service revenues was driven primarily by service revenue increases in our government systems segment of approximately $23.4 million and in our satellite services segment of approximately $16.2 million.

Cost of revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 28, 2012	December 30, 2011
Cost of product revenues	$119.3	$89.5	$29.8	33.3%
Cost of service revenues	92.1	57.3	34.8	60.8%

Total cost of revenues	$211.4	$146.8	$64.6	44.0%

Total cost of revenues increased $64.6 million during the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012 due to a cost of service revenues increase of approximately $34.8 million and a cost of product revenues increase of approximately $29.8 million. Cost of service revenues increased from $57.3 million to $92.1 million during the third quarter of fiscal year 2013 when compared to the third quarter of fiscal year 2012 primarily due to increased service revenues, which caused an increase of approximately $26.7 million in cost of service revenues on a constant margin basis mainly related to government satellite communication systems in our government systems segment and our Exede broadband services in our satellite service segment. Additionally, in the third quarter of fiscal year 2013 we experienced an increase of approximately $3.8 million in cost of service revenues associated with our new ViaSat-1 satellite and associated infrastructure costs, and with our satellite services operations support in connection with our Exede broadband services, which commenced commercial operation in January 2012. Cost of product revenues increased from $89.5 million to $119.3 million during the third quarter of fiscal year 2013 when compared to the third quarter of fiscal year 2012 primarily due to increased product revenues, which caused an increase of approximately $31.4 million in cost of product revenues on a constant margin basis mainly related to consumer broadband products in our commercial networks segment and government satellite communication systems in our government systems segment. This increase in cost of product revenues was offset by improved margins mainly related to consumer broadband products and information assurance products.

Selling, general and administrative expenses

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 28, 2012	December 30, 2011
Selling, general and administrative	$62.2	$45.6	$16.6	36.3%

The increase in selling, general and administrative (SG&A) expenses of $16.6 million in the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012 was primarily attributable to higher selling costs of approximately $12.0 million and higher support costs of approximately $4.7 million. Of the higher selling costs, $10.9 million related to our satellite services segment as we continue to grow our consumer broadband subscriber base. Higher support costs were incurred in our satellite services segment of $4.3 million and $1.2 million in our commercial networks segment, offset by a decrease of $0.8 million in our government systems segment. SG&A expenses consisted primarily of personnel costs, business development expenses, marketing and sales, bids and proposals, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 28, 2012	December 30, 2011
Independent research and development	$7.6	$6.0	$1.6	26.9%

IR&D expenses increased $1.6 million in the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012, driven primarily by increased IR&D efforts in our commercial networks segment of $0.9 million principally related to next-generation consumer broadband and in our government systems segment of $0.8 million.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from three to ten years. The decrease in amortization of acquired intangible assets of approximately $0.8 million in the third quarter of fiscal year 2013 compared to the same period last fiscal year was a result of certain acquired technology intangibles in our commercial networks segment becoming fully amortized over the preceding twelve months. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 28, 2012	$12,065

Expected for the remainder of fiscal year 2013	$3,537
Expected for fiscal year 2014	13,880
Expected for fiscal year 2015	13,804
Expected for fiscal year 2016	10,204
Expected for fiscal year 2017	4,629
Thereafter	5,015

$51,069

Interest income

Interest income in the three months ended December 28, 2012 compared to the three months ended December 30, 2011 increased slightly as we experienced similar average interest rates on our investments but higher average invested cash balances during the third quarter of fiscal year 2013 compared to the same period last fiscal year.

Interest expense

The $10.3 million increase in interest expense from the third quarter of fiscal year 2012 to the third quarter of fiscal year 2013 was due to lower capitalized interest and additional interest incurred on our initial 6.875% Senior Notes due 2020 (the Initial 2020 Notes), which were issued in the fourth quarter of fiscal year 2012 and our additional 6.875% Senior Notes due 2020 (the Additional 2020 Notes), which were issued in October 2012, collectively referred to as the 2020 Notes. In the third quarter of fiscal year 2013, we capitalized approximately $0.7 million of interest associated with other assets currently under construction, compared to approximately $8.1 million in the third quarter of fiscal year 2012 associated with our ViaSat-1 satellite, related gateways and networking equipment, which were placed into service during the fourth quarter of fiscal year 2012. Interest expense incurred during the three months ended December 28, 2012 related to the 2020 Notes, our 8.875% Senior Notes due 2016 (the 2016 Notes, and collectively with the 2020 Notes, the Senior Notes) and our revolving credit facility (the Credit Facility). Interest expense incurred during the three months ended December 30, 2011 related to the 2016 Notes and the Credit Facility.

(Benefit from) provision for income taxes

We currently estimate our annual effective income tax rate to be approximately 40.1% for fiscal year 2013. The estimated annual effective tax rate is different from the expected statutory rate primarily due to state research and development tax credits. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. Included within this legislation was an extension of the research and development credit which had previously expired on December 31, 2011. This legislation retroactively reinstates and extends the credit from the previous expiration date through December 31, 2013. As the legislation was not enacted until after the close of the third quarter of fiscal year 2013, the income tax impact of the retroactive reinstatement and extension will not be recognized until the fourth quarter of fiscal year 2013. If the tax impact of the research and development credit had been recognized in the third quarter of fiscal year 2013, it would have represented an $8.0 million tax benefit.

Segment Results for the Three Months Ended December 28, 2012 vs. Three Months Ended December 30, 2011

Satellite services segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 28, 2012	December 30, 2011
Segment product revenues	$0.7	$0.7	$(0.1)	(11.0)%
Segment service revenues	71.1	54.9	16.2	29.5%

Total revenues	$71.8	$55.7	$16.1	28.9%

The increase of approximately $16.1 million in our satellite services segment revenue in the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012 was from increased service revenues of approximately $16.2 million. The increase in service revenues was driven by a $15.9 million increase relating to our Exede and WildBlue broadband services. The revenue increase relating to our Exede and WildBlue broadband services was a result of a 17% increase in the number of subscribers in the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012, as well as a change in the mix of retail and wholesale subscribers and related higher average revenue per subscriber.

Segment operating loss

	Three Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	December 28, 2012	December 30, 2011
Segment operating loss	$(18.4)	$(1.4)	$(17.0)	(1,250.7)%
Percentage of segment revenues	(25.6)%	(2.4)%

Our satellite services segment generated a $17.0 million higher operating loss in the third quarter of fiscal year 2013 compared to the same period last fiscal year due to higher operating expenses in the current fiscal year period associated with our ViaSat-1 satellite and related infrastructure and the commencement of commercial operation of our Exede broadband internet services in January 2012, and included additional depreciation of $11.1 million, and $15.3 million in additional costs related to satellite services operations support costs and selling, advertising and marketing costs as we continue to expand the subscriber base of our Exede broadband services.

Commercial networks segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 28, 2012	December 30, 2011
Segment product revenues	$64.2	$49.1	$15.1	30.9%
Segment service revenues	4.4	5.4	(0.9)	(17.7)%

Total revenues	$68.7	$54.4	$14.2	26.1%

Commercial networks segment revenue increased approximately $14.2 million in the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012, primarily due to an increase in product revenues of approximately $15.1 million. The increase in product revenues resulted primarily from a revenue increase of $19.5 million in consumer broadband products and $0.9 million in satellite payload technology development programs, offset by a revenue decrease of $6.4 million in antenna systems products.

Segment operating loss

	Three Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	December 28, 2012	December 30, 2011
Segment operating loss	$(3.4)	$(5.2)	$1.8	34.1%
Percentage of segment revenues	(5.0)%	(9.5)%

The reduction of our commercial networks segment operating loss in the third quarter of fiscal year 2013 compared to the same period last fiscal year was primarily due to higher earnings contributions of approximately $3.4 million from increased revenues and improved margins in our consumer broadband products, offset by higher IR&D costs of $0.9 million and an increase in selling, support and new business proposal costs of $0.8 million.

Government systems segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 28, 2012	December 30, 2011
Segment product revenues	$99.8	$72.0	$27.8	38.5%
Segment service revenues	46.2	22.8	23.4	102.5%

Total revenues	$146.0	$94.9	$51.2	53.9%

Total revenues in our government systems segment increased approximately $51.2 million in the third quarter of fiscal year 2013 compared to the same period last fiscal year due to an increase in product revenues of $27.8 million and an increase in service revenues of $23.4 million. The increase in product revenues was primarily due to a revenue increase of $17.1 million in government satellite communication systems, $3.8 million in our majority-owned subsidiary TrellisWare Technologies, Inc. (TrellisWare), $3.8 million in tactical data link products and $3.1 million in information assurance products. The increase in service revenues was primarily due to a revenue increase of $26.5 million in government satellite communication systems services (mainly attributable to broadband networking services revenues for military customers and command and control situational awareness), offset by a revenue decrease of $2.1 million in information assurance services.

Segment operating profit

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 28, 2012	December 30, 2011
Segment operating profit	$27.0	$13.1	$13.9	106.6%
Percentage of segment revenues	18.5%	13.8%

The increase in our government systems segment operating profit of $13.9 million during the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012 was primarily due to higher earnings contributions of approximately $15.3 million mainly in our government satellite communication systems, offset by higher IR&D costs of $0.8 million.

Nine Months Ended December 28, 2012 vs. Nine Months Ended December 30, 2011

Revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 28, 2012	December 30, 2011
Product revenues	$480.9	$391.0	$89.9	23.0%
Service revenues	330.1	232.1	98.1	42.3%

Total revenues	$811.0	$623.1	$187.9	30.2%

Our total revenues increased approximately $187.9 million during the first nine months of fiscal year 2013 when compared to the same period last fiscal year due to an increase in service revenues of approximately $98.1 million, coupled with an increase in product revenues of approximately $89.9 million. The increase in service revenues was driven primarily by service revenue increases in our government systems segment of approximately $69.5 million and in our satellite services segment of approximately $28.6 million. The increase in product revenues resulted primarily from product revenue increases in our commercial networks segment of approximately $60.7 million, in our government systems segment of approximately $27.4 million and in our satellite services segment of approximately $1.8 million.

Cost of revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 28, 2012	December 30, 2011
Cost of product revenues	$349.7	$289.7	$60.1	20.7%
Cost of service revenues	266.1	160.8	105.3	65.4%

Total cost of revenues	$615.8	$450.5	$165.3	36.7%

Total cost of revenues increased $165.3 million during the first nine months of fiscal year 2013 compared to the same period in fiscal year 2012 due to a cost of service revenues increase of approximately $105.3 million and a cost of product revenues increase of approximately $60.1 million. Cost of service revenues increased from $160.8 million to $266.1 million during the first nine months of fiscal year 2013 when compared to the first nine months of fiscal year 2012 primarily due to increased service revenues, which caused an increase of approximately $68.0 million in cost of service revenues on a constant margin basis mainly related to our government systems segment and satellite services segment. Additionally, in the first nine months of fiscal year 2013 we experienced an increase of approximately $35.4 million in cost of service revenues associated with our new ViaSat-1 satellite and associated infrastructure costs, and with our satellite services operations support in connection with our Exede broadband services, which commenced commercial operation in January 2012. Cost of product revenues increased from $289.7 million to $349.7 million during the first nine months of fiscal year 2013 when compared to the first nine months of fiscal year 2012 primarily due to increased product revenues, which caused an increase of approximately $66.6 million in cost of product revenues on a constant margin basis related to consumer broadband products. This increase in cost of product revenues was slightly offset by improved margins in our commercial networks segment mainly related to consumer broadband products.

Selling, general and administrative expenses

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 28, 2012	December 30, 2011
Selling, general and administrative	$172.8	$131.8	$41.0	31.1%

The increase in SG&A expenses of $41.0 million in the first nine months of fiscal year 2013 compared to the first nine months of fiscal year 2012 was primarily attributable to higher selling costs of approximately $31.6 million, higher support costs of approximately $7.9 million and higher new business proposal costs for new contract awards of approximately $1.5 million. Of the higher selling costs, $28.6 million related to our satellite services segment as we continue to grow our consumer broadband subscriber base. Of the higher support costs, $6.6 million related to our satellite services segment and $1.8 million related to our commercial networks segment. Our government systems segment contributed to an increase of approximately $1.1 million in higher new business proposal costs for new contract awards. SG&A expenses consisted primarily of personnel costs, business development expenses, marketing and sales, bids and proposals, facilities, finance, contract administration and general management.

Independent research and development

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 28, 2012	December 30, 2011
Independent research and development	$23.7	$18.5	$5.2	28.3%

IR&D expenses increased $5.2 million in the first nine months of fiscal year 2013 compared to the first nine months of fiscal year 2012, driven primarily by increased IR&D efforts in our commercial networks segment of $3.8 million principally related to next-generation consumer broadband and next-generation satellite communications systems.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from three to ten years. The decrease in amortization of acquired intangible assets of approximately $2.2 million in the first nine months of fiscal year 2013 compared to the same period last fiscal year was a result of certain acquired technology intangibles in our commercial networks segment becoming fully amortized over the preceding twelve months. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 28, 2012	$12,065

Expected for the remainder of fiscal year 2013	$3,537
Expected for fiscal year 2014	13,880
Expected for fiscal year 2015	13,804
Expected for fiscal year 2016	10,204
Expected for fiscal year 2017	4,629
Thereafter	5,015

$51,069

Interest income

Interest income for the nine months ended December 28, 2012 compared to the nine months ended December 30, 2011 increased slightly as we experienced similar average interest rates on our investments but higher average invested cash balances during the nine months ended December 28, 2012 compared to the same period last fiscal year.

Interest expense

The $33.2 million increase in interest expense from the first nine months of fiscal year 2012 to the first nine months of fiscal year 2013 was due to lower capitalized interest and additional interest incurred on our 2020 Notes, of which the Initial 2020 Notes were issued in the fourth quarter of fiscal year 2012 and the Additional 2020 Notes were issued in October 2012. In the first nine months of fiscal year 2013, we capitalized approximately $2.3 million of interest associated with other assets currently under construction, compared to approximately $23.4 million in the first nine months of fiscal year 2012 associated with our ViaSat-1 satellite, related gateways and networking equipment, which were placed into service during the fourth quarter of fiscal year 2012. Interest expense incurred during the nine months ended December 28, 2012 related to the 2020 Notes, the 2016 Notes and the Credit Facility. Interest expense incurred during the nine months ended December 30, 2011 related to the 2016 Notes and the Credit Facility.

(Benefit from) provision for income taxes

We currently estimate our annual effective income tax rate to be approximately 40.1% for fiscal year 2013. The estimated annual effective tax rate is different from the expected statutory rate primarily due to state research and development tax credits. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. Included within this legislation was an extension of the research and development credit which had previously expired on December 31, 2011. This legislation retroactively reinstates and extends the credit from the previous expiration date through December 31, 2013. As the legislation was not enacted until after the close of the third quarter of fiscal year 2013, the income tax impact of the retroactive reinstatement and extension will not be recognized until the fourth quarter of fiscal year 2013. If the tax impact of the research and development credit had been recognized in the third quarter of fiscal year 2013, it would have represented an $8.0 million tax benefit.

Segment Results for the Nine Months Ended December 28, 2012 vs. Nine Months Ended December 30, 2011

Satellite services segment

Revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 28, 2012	December 30, 2011
Segment product revenues	$4.2	$2.3	$1.8	79.9%
Segment service revenues	194.2	165.6	28.6	17.3%

Total revenues	$198.4	$167.9	$30.4	18.1%

The increase of approximately $30.4 million in our satellite services segment revenue in the first nine months of fiscal year 2013 compared to the first nine months of fiscal year 2012 was mainly from increased service revenues of approximately $28.6 million. This increase in service revenues was comprised of $25.4 million relating to our Exede and WildBlue broadband services and $3.2 million relating to our mobile broadband services. The revenue increase relating to our Exede and WildBlue broadband services was a result of a 7% increase in the number of subscribers in the first nine months of fiscal year 2013 compared to the first nine months of fiscal year 2012, as well as a change in the mix of retail and wholesale subscribers and related higher average revenue per subscriber.

Segment operating loss

	Nine Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	December 28, 2012	December 30, 2011
Segment operating loss	$(60.2)	$(1.2)	$(59.1)	(5,071.2)%
Percentage of segment revenues	(30.4)%	(0.7)%

The increase in our satellite services segment operating loss in the first nine months of fiscal year 2013 compared to the same period last fiscal year was primarily driven by higher operating expenses in the current fiscal year period associated with our ViaSat-1 satellite and related infrastructure and the commencement of commercial operation of our Exede broadband services in January 2012, and included additional depreciation of $29.9 million, and $45.3 million in additional costs related to satellite services operations support costs and selling, advertising and marketing costs as we continue to expand the subscriber base of our Exede broadband services.

Commercial networks segment

Revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 28, 2012	December 30, 2011
Segment product revenues	$216.1	$155.5	$60.7	39.0%
Segment service revenues	15.2	15.3	(0.1)	(0.4)%

Total revenues	$231.3	$170.7	$60.6	35.5%

Commercial networks segment revenue increased approximately $60.6 million in the first nine months of fiscal year 2013 compared to the first nine months of fiscal year 2012, primarily due to an increase in product revenues of approximately $60.7 million, comprised of a $70.4 million increase in consumer broadband products, a $4.0 million increase in satellite payload technology development programs and a $2.3 million increase in satellite networking development programs. This increase in product revenues was offset by decreases of $9.6 million in antenna systems products, $4.7 million in enterprise VSAT networks and products, and $1.3 million in mobile broadband satellite communication systems.

Segment operating loss

	Nine Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	December 28, 2012	December 30, 2011
Segment operating loss	$(7.3)	$(11.3)	$4.0	35.2%
Percentage of segment revenues	(3.2)%	(6.6)%

The reduction of our commercial networks segment operating loss in the first nine months of fiscal year 2013 compared to the same period last fiscal year was primarily due to higher earnings contributions of approximately $11.4 million from increased revenues and improved margins in our consumer broadband products, offset by higher IR&D costs of $3.8 million and an increase in selling, support and new business proposal costs of $3.7 million.

Government systems segment

Revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 28, 2012	December 30, 2011
Segment product revenues	$260.6	$233.3	$27.4	11.7%
Segment service revenues	120.7	51.2	69.5	135.8%

Total revenues	$381.3	$284.4	$96.9	34.1%

Total revenues in our government systems segment increased approximately $96.9 million in the first nine months of fiscal year 2013 compared to the same period last fiscal year due to an increase in service revenues of $69.5 million and an increase in product revenues of $27.4 million. The increase in service revenues was primarily due to a revenue increase of $72.7 million in government satellite communication systems services (mainly attributable to broadband networking services revenues for military customers and command and control situational awareness), offset by a decrease in information assurance services of $3.5 million. The increase in product revenues was primarily due to a revenue increase of $21.5 million in government satellite communication systems, $7.9 million in tactical data link products and $4.9 million in TrellisWare, offset by a revenue decrease of $6.8 million in information assurance products.

Segment operating profit

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 28, 2012	December 30, 2011
Segment operating profit	$66.2	$34.8	$31.5	90.5%
Percentage of segment revenues	17.4%	12.2%

The increase in our government systems segment operating profit of $31.5 million during the first nine months of fiscal year 2013 compared to the first nine months of fiscal year 2012 was primarily due to higher earnings contributions of approximately $34.2 million mainly in our government satellite communication systems, offset by higher selling, support and new business proposal costs of approximately $2.2 million.

Backlog

As reflected in the table below, both firm and funded backlog increased in each of our segments during the first nine months of fiscal year 2013 due to certain large contract awards in our commercial networks segment, which we were pursuing in fiscal year 2012 and the first nine months of fiscal year 2013, as well as growth in contract awards across the other two segments.

	As of December 28, 2012	As of March 30, 2012
	(In millions)
Firm backlog
Satellite Services segment	$25.0	$10.9
Commercial Networks segment	506.0	323.0
Government Systems segment	408.0	284.6

Total	$939.0	$618.5

Funded backlog
Satellite Services segment	$25.0	$10.9
Commercial Networks segment	506.0	323.0
Government Systems segment	391.0	266.6

Total	$922.0	$600.5

The firm backlog does not include contract options. Of the $939.0 million in firm backlog, approximately $209.7 million is expected to be delivered during the remaining three months of fiscal year 2013, and the balance is expected to be delivered in fiscal year 2014 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.

Our total new awards were $265.7 million and $1,146.3 million in the three and nine months ended December 28, 2012, respectively, compared to $211.9 million and $711.2 million for the three and nine months ended December 30, 2011, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing and equity financing. At December 28, 2012, we had $112.7 million in cash and cash equivalents, $316.0 million in working capital and no outstanding borrowings under our Credit Facility. At March 30, 2012, we had $172.6 million in cash and cash equivalents, $327.1 million in working capital and no outstanding borrowings under our Credit Facility. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

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

To further enhance our liquidity position, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public and/or private capital markets. In March 2010, we filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of debt securities, common stock, preferred stock, depositary shares, warrants and rights. We intend to file a new universal shelf registration statement to replace our existing shelf, which is scheduled to expire in March 2013. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering.

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

Cash flows

Cash provided by operating activities for the first nine months of fiscal year 2013 was $49.1 million compared to cash provided by operating activities of $65.0 million for the first nine months of fiscal year 2012. This $15.8 million decrease was primarily driven by our operating results (net loss adjusted for depreciation, amortization and other non-cash charges) which generated $36.8 million of higher cash outflows, offset by a $13.9 million year-over-year decrease in cash used to fund net operating assets needs and a $7.1 million net cash inflow related to our refinancing of the 2016 Notes. The increase in cash outflows from our operating results was primarily due to a $19.8 million cash outflow related to loss on debt extinguishment, and the significant operating costs we incurred during the first nine months of fiscal year 2013 in connection with the launch and roll-out of our ViaSat-1 satellite and related ground infrastructure and the commencement of our Exede broadband services, including costs associated with our sales and marketing efforts, commissions and other operating costs, which negatively impacted income from operations. The decrease in net operating assets was mainly due to investment in inventory at a lower rate mainly in our government systems and commercial networks segments during the first nine months of fiscal year 2013 compared to the same period last year.

Cash used in investing activities for the first nine months of fiscal year 2013 was $139.1 million compared to cash used in investing activities for the first nine months in fiscal year 2012 of $176.3 million. The decrease in cash used in investing activities resulted primarily from a reduction of $56.5 million in cash used during the first nine months of fiscal year 2013 compared to the same period in the prior fiscal year for the construction of our ViaSat-1 satellite and a reduction of $34.6 million in cash used for expenditures for the construction of gateway facilities and network operating systems related to ViaSast-1, offset by $52.1 million in higher capital expenditures for new CPE units and other general purpose equipment.

Cash provided by financing activities for the first nine months of fiscal year 2013 was $30.0 million compared to cash provided by financing activities of $116.6 million for the first nine months of fiscal year 2012. This $86.6 million decrease in cash provided by financing activities was due to the repurchase and redemption of all of our $275.0 million in aggregate principal amount of 2016

Notes net of $3.4 million related discount, and $8.1 million in higher debt issuance costs, as well as the absence of borrowings under our Credit Facility during the first nine months of fiscal year 2013 compared to $110.0 million in borrowings, net of repayments, under our Credit Facility during the first nine months of fiscal year 2012. These decreases were offset by an increase in cash provided by financing activities from the issuance of $300.0 million in aggregate principal amount of the Additional 2020 Notes. Cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, and cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

Satellite service-related activities

Beginning in the fourth quarter of fiscal year 2011, we have incurred higher operating costs in connection with the launch and roll-out of our ViaSat-1 satellite and related ground infrastructure and, beginning in January 2012, the launch of our Exede broadband internet services. These higher operating costs have included costs associated with depreciation, connectivity to the ViaSat-1 gateways, advertising and marketing, commissions, logistics, customer care and various support systems. These higher operating costs have negatively impacted income from operations during recent quarters as the costs incurred were higher than the incremental revenue generated by our satellite services segment. During the second and third quarters of fiscal year 2013, the total number of subscribers of our Exede broadband services has increased, and we expect that this trend will continue. Accordingly, we expect that the resultant incremental service revenues in our satellite services segment will improve income (loss) from operations for that segment over time. However, there can be no assurance that this will occur.

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

We are involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of business, including actions with respect to intellectual property claims and other matters. See “Legal Proceedings” in Part II, Item 1 for a discussion of certain patent infringement litigation involving Space Systems/Loral, Inc. (SS/L) and its former parent company Loral Space & Communications, Inc. (Loral), a related party. Regardless of the outcome, litigation can have an adverse impact on us because we expect to incur costs, which may vary based on interim rulings, discovery and other related activities. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period.

Credit Facility

As of December 28, 2012, the Credit Facility provided a revolving line of credit of $325.0 million (including up to $50.0 million of letters of credit) with a maturity date of May 9, 2017. Borrowings under the Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. The Credit Facility is guaranteed by certain of our domestic subsidiaries and secured by substantially all of our respective assets. The Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

At December 28, 2012, we had no outstanding borrowings under the Credit Facility and $38.6 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of December 28, 2012 of $286.4 million.

Senior Notes

Discharge of Indenture and Loss on Extinguishment of Debt

In connection with our issuance of the Additional 2020 Notes in October 2012, we repurchased and redeemed all of our $275.0 million in aggregate principal amount of 2016 Notes then outstanding through a cash tender offer and redemption, and the indenture governing the 2016 Notes was satisfied and discharged in accordance with its terms. On October 12, 2012, we purchased approximately $262.1 million in aggregate principal amount of the 2016 Notes pursuant to the tender offer. The total cash payment to purchase the tendered 2016 Notes in the tender offer, including accrued and unpaid interest up to, but excluding, the repurchase date and a $10 consent payment per $1,000 principal amount of notes tendered, was approximately $282.5 million. On November 14, 2012, we redeemed the remaining $12.9 million in aggregate principal amount of 2016 Notes pursuant to the optional redemption provisions of the 2016 Notes at a redemption price of 106.656% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date. The total cash payment to redeem the remaining 2016 Notes was approximately $14.0 million.

As a result of the repurchase and redemption of the 2016 Notes, we recognized a $26.5 million loss on extinguishment of debt during the three and nine months ended December 28, 2012, which was comprised of $19.8 million in cash payments (including tender offer consideration, consent payments, redemption premium and related professional fees), and $6.7 million in non-cash charges (including unamortized discount and unamortized debt issuance costs).

Senior Notes due 2020

In February 2012, we issued $275.0 million in principal amount of Initial 2020 Notes in a private placement to institutional buyers, which were exchanged in August 2012 for substantially identical Initial 2020 Notes that had been registered with the SEC. The Initial 2020 Notes were issued at the face value and are recorded as long-term debt in our condensed consolidated financial statements. On October 12, 2012, we issued $300.0 million in principal amount of Additional 2020 Notes in a private placement to institutional buyers at an issue price of 103.50% of the principal amount, which were exchanged subsequent to the quarter end in January 2013 for substantially identical Additional 2020 Notes that had been registered with the SEC. The 2020 Notes are all treated as a single class and have identical terms, except for the issue date, the issue price, the first interest payment date and the date from which interest begins to accrue. The 2020 Notes bear interest at the rate of 6.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in June 2012. Deferred financing cost associated with the issuance of the 2020 Notes is amortized to interest expense on a straight-line basis over the term of the 2020 Notes, which is not materially different from an effective interest rate basis. The $10.5 million premium we received in connection with the issuance of the Additional 2020 Notes is recorded as long-term debt in our condensed consolidated financial statements and is being amortized as a reduction to interest expense on a straight-line basis over the term of the Additional 2020 Notes, which is not materially different from an effective interest rate basis.

The 2020 Notes are guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Credit Facility (the Guarantor Subsidiaries). The 2020 Notes and the guarantees are our and the Guarantor Subsidiaries’ general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated debt. The 2020 Notes and the guarantees are effectively junior in right of payment to their existing and future secured debt, including under the Credit Facility (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that are not guarantors of the 2020 Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

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

In the event a change of control occurs (as defined in the indenture), each holder will have the right to require us to repurchase all or any part of such holder’s 2020 Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the 2020 Notes repurchased plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Contractual Obligations

The following table sets forth a summary of our obligations at December 28, 2012:

		For the Remainder of Fiscal Year	For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2013	2014-2015	2016-2017	Thereafter
Operating leases and satellite capacity agreements	$227,685	$23,892	$103,488	$39,909	$60,396
Capital lease	1,113	327	786	—	—
2020 Notes	869,837	9,883	79,063	79,063	701,828
Line of credit	—	—	—	—	—
Standby letters of credit	38,558	5,622	32,688	248	—
Satellite performance incentives	38,049	410	3,596	4,140	29,903
Purchase commitments including satellite-related agreements	376,907	109,438	160,225	62,944	44,300

Total	$1,552,149	$149,572	$379,846	$186,304	$836,427

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

Under our satellite construction contract with SS/L for ViaSat-1, based on estimates as of December 28, 2012, the remaining amount of satellite performance incentives and related interest that we may be required to pay during the period until December 2026 is approximately $38.0 million. We have also entered into an agreement with a supplier for an additional satellite launch which can be used for a future satellite.

Our condensed consolidated balance sheets included $58.0 million and $50.4 million of “other liabilities” as of December 28, 2012 and March 30, 2012, respectively, which primarily consisted of our long-term portion of satellite performance incentives obligation, long-term warranty obligations, long-term portion of deferred rent, long-term portion of deferred revenue, long-term deferred income taxes and long-term unrecognized tax position liabilities. With the exception of our long-term portion of our satellite performance incentives obligation, these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 9 to our condensed consolidated financial statements for additional information regarding our income taxes and related tax positions, and Note 7 to our condensed consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at December 28, 2012 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this Quarterly Report or in our Annual Report on Form 10-K for the year ended March 30, 2012.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (ASC 350): Testing Indefinite-Lived Intangible Assets for Impairment. The new authoritative guidance simplifies the requirements for testing for indefinite-lived intangible assets other than goodwill and permits an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative fair value test. The guidance is effective for us for annual and, if any, interim impairment tests in the fiscal year ending April 4, 2014 with early adoption permitted. We anticipate that the adoption of this standard will not have a material impact on the us or our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, and short-term and long-term obligations, including the Credit Facility and the 2020 Notes. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. As of December 28, 2012, we had no outstanding borrowings under our Credit Facility and $575.0 million in aggregate principal amount outstanding of the 2020 Notes, and we held no short-term investments. Our 2020 Notes bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant portion of our cash balance in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Given recent declines in interest rates, our interest income has been and may continue to be negatively impacted. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by approximately $0.4 million and $0.1 million for the three months ended December 28, 2012 and December 30, 2011, respectively. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. As of December 28, 2012, the weighted average effective interest rate that would have been applied to any new borrowings under the Credit Facility was approximately 2.96%. As of December 28, 2012, we had no outstanding borrowings under our Credit Facility. Accordingly, assuming the outstanding balance remained constant over a year, changes in interest rates applicable to our Credit Facility would have no effect on our interest incurred and cash flow.

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

As of December 28, 2012, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign currency forward contracts with a notional amount of $2.5 million had a fair value of approximately $0.2 million and were recorded in accrued liabilities as of December 28, 2012. If the foreign currency forward rate for the Euro to the U.S. dollar on these foreign currency forward contracts had changed by 10%, the fair value of these foreign currency forward contracts as of December 28, 2012 would have changed by approximately $0.3 million.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 28, 2012, the end of the period covered by this Quarterly Report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 28, 2012.

During the period covered by this Quarterly Report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In February 2012, we filed a complaint against SS/L and its former parent company Loral in the United States District Court for the Southern District of California for patent infringement and breach of contract relating to the manufacture of ViaSat-1. We allege, among other things, that SS/L and Loral infringed U.S. Patent Nos. 8,107,875, 8,010,043, 8,068,827 and 7,773,942 by making, using, offering to sell and/or selling other high-capacity broadband satellites, and have requested monetary damages, injunctive relief and other remedies. On June 15, 2012, SS/L filed counterclaims against ViaSat for patent infringement and declaratory relief. Specifically, SS/L seeks a judicial declaration that SS/L did not breach the parties’ contract for the manufacture of ViaSat-1, that SS/L does not infringe the ViaSat patents described above, and that those patents are invalid and/or unenforceable. SS/L also alleges that ViaSat infringed U.S. Patent Nos. 6,879,808, 6,400,696 and 7,219,132 by providing broadband internet service by means of the Anik F2 satellite using ViaSat satellite gateways and satellite user terminals and has induced others to infringe by selling certain ground equipment and user terminals.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 30, 2012, as supplemented below, which factors could materially affect our business, financial condition, liquidity or future results. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

We May Not Be Able to Utilize All of Our Deferred Tax Assets

We currently believe that we are likely to have sufficient taxable income in the future to realize the benefit of all of our deferred tax assets (consisting primarily of valuation adjustments, reserves and accruals that are not currently deductible for tax purposes, as well as operating loss carryforwards from losses we have incurred to date during fiscal year 2013). However, some or all of these deferred tax assets could expire unused if we are unable to generate sufficient taxable income in the future to take advantage of them or we enter into transactions that limit our right to use them. If it became more likely than not that deferred tax assets would expire unused, we would have to increase our valuation allowance against deferred tax assets to reflect this fact, which could materially increase our income tax expense, and therefore adversely affect our results of operations and tangible net worth in the period in which it is recorded.

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

In August 2012, the SEC adopted disclosure rules regarding a company’s use of conflict minerals in their products, with substantial supply chain verification requirements in the event that the conflict minerals come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. These new rules and verification requirements, which will apply to our activities beginning in calendar year 2013, will impose additional costs on us and on our suppliers, and may limit the sources or increase the prices of materials used in our products. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which could place us at a competitive disadvantage and could harm our reputation.

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

Satellites utilize highly complex technology and operate in the harsh environment of space and, accordingly, are subject to significant operational risks while in orbit. These risks include malfunctions (commonly referred to as anomalies), interference from electrostatic storms, and collisions with meteoroids, decommissioned spacecraft or other space debris. Our satellites have experienced various anomalies in the past and we will likely experience anomalies in the future. Anomalies can occur as a result of various factors, such as:

•	satellite manufacturer error, whether due to the use of new or largely unproven technology or due to a design, manufacturing or assembly defect that was not discovered before launch;

•	problems with the power sub-system of the satellite;

•	problems with the control sub-system of the satellite; and

•	general failures resulting from operating satellites in the harsh space environment, such as premature component failure or wear out.

Any single anomaly or series of anomalies, or other operational failure or degradation, on any of the satellites we own and operate or use could have a material adverse effect on our operations and revenues and our relationships with current customers and distributors, as well as our ability to attract new customers for our satellite services. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expense due to the need to provide replacement or backup capacity and potentially reducing revenues if service is interrupted or degraded on the satellites we utilize. We may not be able to obtain backup capacity or a replacement satellite on reasonable economic terms, reasonable schedule or at all. In addition, anomalies may also cause a reduction of the revenue generated by the applicable satellite or the recognition of an impairment loss, and in some circumstances could lead to claims from third parties for damages, for example, if a satellite experiencing an anomaly were to cause physical damage to another satellite, create interference to the transmissions on another satellite or cause another satellite operator to incur expenses to avoid such physical damage or interference. Finally, the occurrence of anomalies may adversely affect our ability to insure our satellites at commercially reasonable premiums or terms, if at all. While some anomalies are covered by insurance policies, others are not or may not be covered, or may be subject to large deductibles.

Although our satellites have redundant or backup systems and components that operate in the event of an anomaly, operational failure or degradation of primary critical components, these redundant or backup systems and components are subject to risk of failure similar to those experienced by the primary systems and components. The occurrence of a failure of any of these redundant or backup systems and components could materially impair the useful life, capacity, coverage or operational capabilities of the satellite.

Satellites Have a Finite Useful Life, and Their Actual Operational Life May Be Shorter than Their Design Life

Our ability to earn revenue from our satellite services depends on the continued operation of ViaSat-1, WildBlue-1, Anik F2 and any other satellite we may acquire or use in the future. Each satellite has a limited useful life, referred to as its design life. There can be no assurance as to the actual operational life of a satellite, which may be shorter than its design life. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their design and construction, the durability of their component parts and back-up units, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, consumption of remaining on-board fuel following orbit insertion, degradation and durability of solar panels, the actual space environment experienced compared to the assumed space environment for which the satellites were designed and tested, and the occurrence of any anomaly or series of anomalies or other in-orbit risks affecting the satellite. In addition, continued improvements in satellite technology may make obsolete ViaSat-1 or any other satellite we may own or acquire prior to the end of its life.

Potential Satellite Losses May Not Be Fully Covered By Insurance, or at All

We currently hold in-orbit insurance for ViaSat-1, WildBlue-1 and Anik F2. We also intend to seek launch and in-orbit insurance for any satellite we may acquire in the future. However, we may not be able to obtain insurance, or renew existing insurance, on reasonable economic terms or at all. If we are able to obtain or renew our insurance, it may contain customary exclusions, exclusions for past satellite anomalies and will not likely cover the full cost of constructing and launching or replacing the satellites, nor will it cover lost profits, business interruptions, fixed operating expenses or similar losses. In addition, the occurrence of any anomalies on other satellites, including other Ka-band satellites, or any failures of a satellite using similar components or failures of a similar launch vehicle to any launch vehicle we intend to use for any future satellite, may materially adversely affect our ability to insure the satellites at commercially reasonable premiums or terms, if at all.

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

New or Proposed Satellites Are Subject to Significant Risks Related to Construction and Launch that Could Limit Our Ability to Utilize these Satellites

We intend to construct and launch one or more additional satellites in the future. In particular, we have announced our intention to award a satellite construction contract for a second high-capacity Ka-band spot-beam satellite. The design and construction of satellites require significant investments of capital and management time. Satellite construction and launch are also subject to significant risks, including construction delays, cost overruns, regulatory conditions or delays, unavailability of launch opportunities, launch failure, damage or destruction during launch and improper orbital placement. We have in the past experienced delays in satellite construction and launch which have adversely affected our operations. Future delays may have the same effect. A significant delay in the future delivery of any satellite may also adversely affect our business plan for the satellite. If satellite construction schedules are not met, a launch opportunity may not be available at the time the satellite is ready to be launched. The failure to implement our satellite deployment plan on schedule could have a material adverse effect on our business, financial condition and results of operations.

A Launch Failure or Other Satellite Damage or Destruction During Launch, or the Failure of a New Satellite to Achieve its Designated Orbital Location After Launch Could Result in a Total or Partial Satellite Loss

Satellites are subject to certain risks related to failed launches. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36 months or longer, and to obtain other launch opportunities. Such significant delays could have a material adverse effect on our business, financial condition and results of operations. The overall historical loss rate in the satellite industry for all launches of commercial satellites in fixed orbits in the last five years is estimated by some industry participants to be approximately 10% but could at any time be higher. Launch vehicles may also under-perform, in which case the satellite may still be able to be placed into service by using its onboard propulsion systems to reach the desired orbital location, but this would cause a reduction in its useful life.

Item 6. Exhibits

The Exhibit Index on page 61 is incorporated herein by reference as the list of exhibits required as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

February 6, 2013	/s/ MARK DANKBERG
Mark Dankberg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Vice President, Corporate Controller, Chief Accounting Officer, and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Form	Incorporated by Reference			Filed Herewith
	Exhibit Description		File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Bylaws of ViaSat, Inc.	8-K	000-21767	3.1	December 4, 2012

4.1	Registration Rights Agreement, dated as of October 12, 2012, among ViaSat, Inc., ViaSat Holding, Inc., ViaSat Communications, Inc., WB Holdings 1 LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, for and on behalf of itself and JP Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, Wells Fargo Securities, LLC, Stephens Inc. and B. Riley & Co., LLC	8-K	000-21767	4.1	October 12, 2012

4.2	Second Supplemental Indenture, dated as of October 12, 2012, among ViaSat, Inc., ViaSat Holding, Inc., ViaSat Communications, Inc., WB Holdings 1 LLC and Wilmington Trust, National Association, as trustee	8-K	000-21767	4.2	October 12, 2012

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X