Form 10-K
period 2013-03-29
VIASAT INC
filed 2013-05-24
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 28, 2012 was approximately $1,495,857,307 (based on the closing price on that date for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock, $.0001 par value, as of May 10, 2013 was 45,030,286.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended March 29, 2013.

VIASAT, INC.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; anticipated performance of products or services; anticipated satellite construction activities; the performance and anticipated benefits of the ViaSat-2 satellite; the expected capacity, service, coverage, service speeds and other features of ViaSat-2, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ include: our ability to realize the anticipated benefits of the ViaSat-2 satellite; unexpected expenses related to the satellite project; our ability to successfully implement our business plan for our broadband satellite services on our anticipated timeline or at all, including with respect to the ViaSat-2 satellite system; risks associated with the construction, launch and operation of ViaSat-2 and our satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; negative audits by the U.S. government; continued turmoil in the global business environment and economic conditions; delays in approving U.S. government budgets and cuts in government defense expenditures; our reliance on U.S. government contracts, and on a small number of contracts which account for a significant percentage of our revenues; our ability to successfully develop, introduce and sell new technologies, products and services; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes on our ability to sell products and services; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Item 1A, elsewhere in this report and our other filings with the Securities and Exchange Commission (SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Satellite Services

Our satellite services segment provides retail and wholesale satellite-based broadband services for our consumer, enterprise and mobile broadband customers primarily in the United States. Our satellite services business also provides a platform for the provision of network management services to domestic and international satellite service providers.

In October 2011, our high-capacity Ka-band spot-beam satellite, ViaSat-1, was successfully launched into orbit. At the time of launch, we believe ViaSat-1 was the highest capacity, most cost-efficient satellite in the world, with a data throughput of approximately 140 Gigabits per second. In January 2012, we commenced commercial operation of our ViaSat-1-based Exede® broadband services. Our Exede services are designed to offer a high-quality broadband service choice to the millions of unserved and under-served consumers in the United States and to significantly expand the quality, capability and availability of high-speed broadband satellite services for U.S. consumers and enterprises. We recently announced our entry into a satellite construction contract for ViaSat-2, a second high-capacity Ka-band satellite.

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

The primary services offered by our satellite services segment are comprised of:

•

Retail and Wholesale Broadband Satellite Services. Our retail and wholesale broadband satellite services offered under the Exede and WildBlue® brands provide two-way satellite-based broadband internet access to consumers and small businesses in the United States. We offer a range of service plans to both retail and wholesale customers, with pricing based on a number of different factors, including bandwidth limits, service quality levels and terms of distribution. We offer wholesale broadband services to our national and regional distribution partners, including direct-to-home satellite video providers, retail service providers and communications companies. As of March 29, 2013, we provided broadband satellite services to approximately 512,000 subscribers.

•

Mobile Broadband Services. Our Yonder® mobile broadband services provide global network management and high-speed internet connectivity services for customers using airborne, maritime and ground-mobile satellite systems.

•

Enterprise Broadband Services. We also offer high-speed broadband services to enterprises, who are increasingly requiring higher speed, more economical communications in hard-to-reach locations, as well as mobile broadband solutions. Our enterprise broadband services include high definition satellite news gathering, in-flight WiFi, live on-line event streaming, and rapid response services.

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

With expertise in commercial satellite network engineering, gateway construction and remote terminal manufacturing for various types of interactive communication services, combined with our advanced satellite technology and systems integration experience, we have the ability to design, build, initially operate and then hand over on a turnkey basis, fully operational, customized satellite communication systems capable of serving a variety of markets and applications. Our networking equipment and products include consumer broadband networking and indoor and outdoor customer premise equipment (CPE), satellite modem and antenna technologies, earth stations and satellite networking hubs. In particular, our consumer broadband products, satellite modems and antenna technologies enable airborne, ground mobile and maritime broadband communications and support expanding mobile and consumer broadband markets worldwide. In addition, the strength of our core government systems business provides us with an effective platform to continue to design and develop new equipment and products, as we adapt and customize communication systems and products designed for the government systems segment to commercial use and vice versa.

We believe growth of the commercial satellite market will continue to be driven in the coming years by a number of factors, including: (1) the continued growth in worldwide demand for communications services and, in particular, the rise in both consumer and enterprise demand for products and systems enabling broadband internet access, (2) our ability to leverage the launch of ViaSat-1 and our proposed ViaSat-2 satellite and other high-capacity Ka-band satellites worldwide to increase sales of next-generation satellite communication systems, ground networking equipment and products that operate on Ka-band frequencies, (3) the improving cost-effectiveness of satellite communication networks for many uses, and the ability to use satellite communication systems to rapidly deploy communications services across wide geographic areas and to large numbers of people within the satellite footprint, and (4) recent technological advancements that broaden applications for and increase the capacity and efficiency of satellite-based networks. As satellite communications equipment becomes less expensive and new capabilities emerge in satellite communications technology, we believe that the market for satellite communications will offer additional growth opportunities, as service providers seek to rapidly and cost-efficiently deploy broadband communications services across wide geographic areas, both in suburban and rural areas in the developed world and in developing countries where the deployment of terrestrial high-capacity solutions such as fiber-optic cable is neither cost-effective nor practical. Satellite communications also provide cost-effective augmentation capability for existing terrestrial networks or broadband service providers to address network congestion caused by the continued exponential increase in the volume of multimedia content accessed via the internet.

Our satellite communication systems, ground networking equipment and products cater to a wide range of domestic and international commercial customers and include:

•

Fixed Satellite Networks. We are a leading end-to-end network technology supplier for the fixed satellite consumer and enterprise markets. Our next-generation satellite network infrastructure and ground terminals are designed to access Ka-band broadband services on high-capacity satellites such as ViaSat-1, KA-SAT (Eutelsat’s high-capacity Ka-band satellite, which serves Europe and parts of the Middle East and Africa), and NBN Co. 1A and NBN Co. 1B (NBN Co.’s high capacity Ka-band satellites being built to serve Australia). Our SurfBeam® network systems and modems enable satellite broadband access for residential or home office customers. We anticipate that demand for Ka-band network infrastructure and ground terminals will be driven by additional high-capacity Ka-band satellites around the world. We also offer enterprise customers related products and services to address bandwidth constraints, latency and other issues, such as our AcceleNet® wide area network (WAN) optimization product, which enables enterprise customers to optimize “cloud computing” services and other applications delivered over WANs.

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

Government Systems

Our government systems segment develops and produces network-centric internet protocol (IP)-based secure fixed and mobile government communications systems, products, services and solutions, which are designed to enable the collection and dissemination of secure real-time digital information between command centers, communications nodes and air defense systems. Customers of our government systems segment include the U.S. Department of Defense (DoD), armed forces, public safety first-responders and remote government employees.

We believe the following dynamics and trends will continue to offer growth opportunities for a majority of the markets that we address in our government systems segment over the next several years: (1) the U.S. military’s increasing emphasis on “network-centric” highly mobile warfare over geographically dispersed areas, which requires the development and deployment of secure, IP-based communications networks, products and service offerings capable of supporting real-time dissemination of data using multiple transmission media, and (2) increased use of IP-based network-centric applications and other more bandwidth-intensive applications at all organizational levels, which is expected to drive continued growth in government demand for bandwidth and higher-speed broadband services and associated ground systems.

The primary products and services of our government systems segment include:

•

Government Satellite Communication Systems. Our government satellite communication systems offer an array of portable, mobile and fixed broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands for line-of-sight and beyond-line-of-sight Intelligence, Surveillance, and Reconnaissance (ISR) and Command and Control (C2) missions, satellite networking services and global mobile broadband capability with satellite technologies. Satellite-based systems are increasingly seen as the most reliable method of connecting rapidly moving armed forces who may out-run the range of terrestrial radio links. Our systems, products and service offerings are designed to support high-throughput broadband data links, to increase available bandwidth using existing satellite capacity, and to withstand certain catastrophic events. Our range of broadband modems, terminals and systems support high-speed broadband and multimedia transmissions over point-to-point, mesh and hub-and-spoke satellite networking systems, and include products designed for manpacks, aircraft, unmanned aerial vehicles (UAVs), seagoing vessels, ground mobile vehicles and fixed applications.

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

Our Strengths

We believe the following strengths position our business to capitalize on the attractive growth opportunities presented in each of our business segments:

•

Leading Satellite and Wireless Technology Platform and Services. We believe our ability to design and deliver cost-effective satellite and wireless communications and networking solutions, covering both the provision of high-speed broadband services and the supply of advanced communications systems, ground network equipment and end-user terminals, enables us to provide our customers with a diverse portfolio of leading applications and service solutions. Our product and service offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that many of the market segments in which we compete have significant barriers to entry relating to the complexity of technology, the amount of required developmental funding, the willingness of the customer to support multiple suppliers and the importance of existing customer relationships. We believe our history of developing complex secure satellite and wireless networking and communications technologies demonstrates that we possess the expertise and credibility required to serve the evolving technology needs of our customers.

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

•

Innovation of Next-Generation Satellite Technology. In October 2011, ViaSat-1 was successfully launched into orbit, and in January 2012 we commenced our ViaSat-1-based Exede broadband services. With the market demonstrating increasing demand for satellite broadband services, ViaSat-1 and our associated next-generation ground segment technology were designed to significantly expand the quality, capability and availability of high-speed broadband satellite services for consumers and enterprises. In February 2012, the Society of Satellite Professionals International bestowed an Industry Innovators Award on us in recognition of the development and launch of our ViaSat-1 satellite, and in

2013 ViaSat-1 earned a Guinness World Records® title as the highest-capacity communications satellite in the world. We recently announced the entry into a satellite construction contract for ViaSat-2, a second high-capacity Ka-band satellite, which we expect will significantly improve the speed and availability of broadband services over an expanded coverage area.

•

Innovative Product Development and Cost-Efficient Business Model. Maintaining technological competencies and innovative new product development has been one of our hallmarks and continues to be critical to our success. Our research and development efforts are supported by an employee base of over 1,400 engineers and a culture that deeply values innovation. We balance an emphasis on new product development with efficient management of our capital. For example, the majority of our research and development efforts with respect to the development of new products or applications are funded by customers. In addition, we drive capital efficiencies by outsourcing a significant portion of our manufacturing to subcontractors with whom we collaborate to ensure quality control and superior finished products.

Our Strategy

Our objective is to leverage our advanced technology and capabilities to: (1) develop high-speed, high-capacity satellite broadband technologies to grow the size of the consumer satellite broadband, commercial enterprise and networking markets, while also capturing a significant share of these growing markets, (2) maintain a leadership position, while reducing costs and increasing profitability, in our satellite and wireless communications markets, and (3) increase our role as the U.S. government increases its emphasis on IP-based, highly secure, highly mobile, network-centric warfare. The principal elements of our strategy include:

•

Address Increasingly Larger Markets. We have focused on addressing larger markets since our inception. As we have grown our revenues, we are able to target larger opportunities and markets more credibly and more successfully. We consider several factors in selecting new market opportunities, including whether: (1) there are meaningful entry barriers for new competitors (for example, specialized technologies or relationships), (2) the new market is the right size and consistent with our growth objectives, and (3) the customers in the market value our technology competence and focus, which makes us an attractive partner.

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

•

Enhance International Growth. International revenues represented approximately 25% of our total fiscal year 2013 revenues. We believe growth in international markets represents an attractive opportunity, as we believe our comprehensive offering of satellite communications products, systems and services will be attractive to government and commercial customers on an international basis. In addition, we expect that our domestic satellite broadband services business will provide a platform for the provision of network management and back-office services to international providers of satellite broadband services.

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

Our Customers

Initially, we focused primarily on developing satellite communication systems and equipment for the U.S. government, and our U.S. government contracts remain a core part of our business. We then successfully diversified into other related markets for advanced satellite communication systems, ground networking equipment and products and secure networking systems, serving a range of government and commercial customers. Over the past ten years, we have significantly expanded this customer base both domestically and internationally. More recently, we have successfully diversified into related markets for broadband satellite services, successfully launching ViaSat-1, our first high-capacity Ka-band spot-beam satellite, in October 2011 and offering wholesale and retail satellite-based broadband services to consumers and small businesses in the United States, high-speed broadband services to enterprises, and managed network services for the satellite communication systems of our consumer, enterprise and mobile broadband customers worldwide.

The customers of our government systems and commercial networks segments include the DoD, U.S. National Security Agency, the U.S. Department of Homeland Security, allied foreign governments, select other U.S. federal, state and local government agencies, defense contractors, satellite network integrators, large communications service providers and enterprises requiring complex communications and networking solutions. We enter into government contracts either directly with U.S. or foreign governments, or indirectly through domestic or international prime contractors. For our commercial contracts, we also act as both a prime contractor and subcontractor for the sale of equipment and services. Customers of our satellite services segment include residential customers and small businesses in the United States obtained through our sales organization and DirecTV, as well as wholesale distribution partners such as DISH Network and the National Rural Telecommunications Cooperative.

Revenues from the U.S. government as a customer comprised approximately 24%, 20% and 25% of total revenues for fiscal years 2013, 2012 and 2011, respectively. None of our commercial customers comprised 10% or more of total revenues in fiscal years 2013, 2012 and 2011.

Government Contracts

Substantial portions of our revenues are generated from contracts and subcontracts with the DoD and other federal government agencies. Many of our contracts are subject to a competitive bid process and are awarded on the basis of technical merit, personnel qualifications, experience and price. We also receive some contract awards involving special technical capabilities on a negotiated, noncompetitive basis due to our unique technical capabilities in special areas. The Federal Acquisition Streamlining Act of 1994 has encouraged the use of commercial type pricing, such as firm fixed-price contracts, on dual use products. Our future revenues and income could be materially affected by changes in government procurement policies and related oversight, a reduction in expenditures for the products and services we provide, and other risks generally associated with federal government contracts.

We provide products under federal government contracts that usually require performance over a period of several months to five years. Long-term contracts may be conditioned upon continued availability of congressional appropriations. Variances between anticipated budget and congressional appropriations may result in a delay, reduction or termination of these contracts.

Our federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs and payment of a fee. The fee may be either fixed by the contract or variable, based upon cost control, quality, delivery and the customer’s subjective evaluation of the work. Under time-and-materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed for the cost of materials purchased to perform the contract. Under a fixed-price contract, we agree to perform specific work for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. In fiscal year 2013, approximately 8% of our total government revenues was generated from cost-reimbursement contracts with the federal government or our prime contractors, 2% from time-and-materials contracts and approximately 90% from fixed-price contracts.

Our allowable federal government contract costs and fees are subject to audit and review by the Defense Contracting Management Agency (DCMA) and the Defense Contract Audit Agency (DCAA), as discussed below under “— Regulatory Environment — Other Regulations.”

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

We conduct the majority of our research and product development activities in-house and have a research and development and engineering staff, which includes over 1,400 engineers. Our product development activities focus on products that we consider viable revenue opportunities to support all of our business segments. A significant portion of our research and development efforts have generally been conducted in direct response to the specific requirements of a customer’s order and, accordingly, these amounts are included in the cost of sales when incurred and the related funding is included in revenues at that time.

The portion of our contract revenues which includes research and development funded by government and commercial customers was approximately $286.4 million, $228.2 million and $210.6 million during fiscal years 2013, 2012 and 2011, respectively. In addition, we incurred $35.4 million, $25.0 million and $28.7 million during fiscal years 2013, 2012 and 2011, respectively, on independent research and development (IR&D) expenses, which comprises research and development not directly funded by a third party. Funded research and development contains a profit component and is therefore not directly comparable to IR&D. As a U.S. government contractor, we also are able to recover a portion of our IR&D expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs.

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

Sales and Marketing

We have a sales presence in various domestic and foreign locations, and we sell our products and services both directly and indirectly through channel partners, as described below:

•

Satellite Services Sales Organization. Our satellite services sales organization includes over 1,000 retailers, including DirecTV, and wholesale distribution relationships with DISH Network and the National Rural Telecommunications Cooperative for our satellite-based broadband services, as well as our own retail distribution channel, which sells directly to residential customers.

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

In our satellite services and commercial networks segments, we compete with Astrium, AT&T, CenturyLink, Clearwire, Earthlink, Frontier, Gilat, EchoStar (Hughes Network Systems), iDirect Technologies, Inmarsat, Newtec, Panasonic, Row 44, Space Systems/Loral (SS/L), Thales and Verizon, each of which offers a broad range of satellite or terrestrial communications products and services, and with other internet service providers in areas where such competing services are available. Our principal competitors in the supply of antenna systems are ASC Signal, General Dynamics, L-3 Communications and Zodiac Data Systems.

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

The overall number of our competitors may increase, and the identity and composition of competitors may change. As we continue to expand our sales globally, we may see new competition in different geographic regions. Many of our competitors have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources and access to technologies not available to us. In addition, our satellite services segment may face increasing competition as a result of recent industry consolidation and vertical integration, which may enable our competitors to provide competing services to broader customer segments or to offer bundled service offerings that we are not able to duplicate, or which may reduce demand for our wholesale broadband services. Further, some of our customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with us at any time.

To compete with these providers, we emphasize:

•	our proven designs and network integration services for complex, customized network needs;

•	the increased bandwidth efficiency offered by our networks, products and services;

•	the innovative and flexible features integrated into our products and services;

•	our network management experience;

•	the cost-effectiveness of our products and services;

•	our end-to-end network implementation capabilities;

•	the distinct advantages of satellite data networks;

•	technical advantages and advanced features of our antenna systems as compared to our competitors’ offerings; and

•

the overall cost of our antenna systems and satellite networks, which can include equipment, installation and bandwidth costs, as compared to products offered by terrestrial and other satellite service providers.

While we believe we compete successfully in each of these factors, we expect to face intense competition in each of our markets.

Manufacturing

Our manufacturing objective is to produce high-quality products that conform to specifications at the lowest possible manufacturing cost. To achieve this objective, we primarily utilize a range of contract manufacturers that are selected based on the production volumes and complexity of the product. By employing contract manufacturers, we are able to reduce the costs of products and support rapid fluctuations in delivery rates when needed. As part of our manufacturing process, we conduct extensive testing and quality control procedures for all products before they are delivered to customers.

Contract manufacturers produce products for many different customers and are able to pass on the benefits of large-scale manufacturing to their customers. These manufacturers are able to produce high quality products at lower costs by: (1) exercising their high-volume purchasing power, (2) employing advanced and efficient production equipment and capital intensive systems whose costs are leveraged across their broad customer base, and (3) using a cost-effective skilled workforce. Our primary contract manufacturers include Benchmark, Davida Technology Partners, EADS, Harris, IEC Electronics Corporation, Mack Technologies, Microelectronics Technology (MTI), Regal Technology Partners and Spectral Response.

Our experienced management team facilitates an efficient contract manufacturing process through the development of strong relationships with a number of different domestic and off-shore contract manufacturers. By negotiating beneficial contract provisions and purchasing some of the equipment needed to manufacture our products, we retain the ability to move the production of our products from one contract manufacturing source to another if required. Our operations management has experience in the successful transition from in-house production to contract manufacturing. The degree to which we employ contract manufacturing depends on the maturity of the product and the forecasted production life cycle. We intend to limit our internal manufacturing capacity to new product development support and customized products that need to be manufactured in strict accordance with a customer’s specifications and delivery schedule. Therefore, our internal manufacturing capability for standard products has been, and is expected to continue to be, very limited and we intend to continue to rely on contract manufacturers for large-scale manufacturing. We also rely on outside vendors to manufacture specific components and subassemblies used in the production of our products. Some components, subassemblies and services necessary for the manufacture of our products are obtained from a sole source supplier or a limited group of suppliers.

Regulatory Environment

We are required to comply with the laws and regulations of, and often obtain approvals from, national and local authorities in connection with the services that we provide. In particular, we provide a number of services that rely on the use of radio-frequency spectrum, and the provision of such services is highly regulated. National authorities generally require that the satellites they authorize be operated in a manner consistent with the regulations and procedures of the International Telecommunication Union (ITU), which require the coordination of the operation of satellite systems in certain circumstances, and more generally are intended to avoid the occurrence of harmful interference among different users of the radio spectrum.

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

Radio-frequency and Communications Regulation

The commercial use of radio-frequency spectrum in the United States is subject to the jurisdiction of the Federal Communications Commission (FCC) under the Communications Act of 1934, as amended (Communications Act). The FCC is responsible for licensing the operation of satellite earth stations and spacecraft, and for regulating the technical and other aspects of the operation of these facilities.

Earth Stations. The Communications Act requires a license for the operation of transmitting satellite earth station facilities and certain receiving satellite earth station facilities in the United States. We currently hold licenses authorizing us to operate various earth stations within the United States, including but not limited to user terminals, “gateway” facilities and network hubs. These licenses typically are granted for 10 to 15 year terms, and renewed in the ordinary course. Material changes in these operations would require prior approval by the FCC. The operation of our earth stations is subject to various license conditions, as well as the technical and operational requirements of the FCC’s rules and regulations.

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

Universal Service. Certain of our services may constitute the provision of telecommunications to, from or within the United States, and may require us to contribute a percentage of our revenues from such services to universal service support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. This percentage is set each calendar quarter by the FCC, and currently is 15.5%. Current FCC rules permit us to pass this universal service contribution through to our customers. The FCC also is considering whether and how to alter the regulatory framework governing federal universal service support mechanisms. For example, in November 2011, the FCC adopted an order establishing a new universal service funding mechanism to support the provision of voice and broadband services in certain high-cost areas of the United States, to be known as the Connect America Fund (CAF). Among other things, the new CAF mechanism would grant incumbent wireline carriers rights of first refusal allowing them to secure the vast majority of available support, to the exclusion of competitive service providers. Satellite broadband providers would be eligible for much more limited funding, which may place us at a competitive disadvantage in the provision of broadband services in rural areas. The CAF mechanism has not yet been fully implemented, and the FCC has sought further public comment with respect to certain details of implementation. Moreover, the FCC order establishing the CAF is the subject of pending petitions for reconsideration filed with the FCC, as well as pending judicial appeals. As such, it is uncertain how and when the CAF will be implemented, and how such implementation could impact satellite broadband providers. If the CAF, as implemented, were to give incumbents a competitive advantage in providing broadband services in supported areas, this could have a material adverse effect on our business, financial condition and results of operations.

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

Other Regulations

As a government contractor, we are routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of our performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. Both contractors and the U.S. government agencies conducting these audits and reviews have come under increased scrutiny. In particular, audits and reviews have become more rigorous and the standards to which we are held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. Increases in congressional scrutiny and investigations into business practices and major programs supported by contractors may lead to increased legal costs and may harm our reputation and profitability if we are among the targeted companies. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on us, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if we fail to obtain an “adequate” determination of our various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against us, we could suffer serious harm to our business or our reputation, including our ability to bid on new contracts or receive contract renewals or our competitive position in the bidding process. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

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

Employees

As of March 29, 2013, we employed approximately 2,700 individuals worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe we have been successful in recruiting qualified employees, but there is no assurance we will continue to be successful in the future.

Executive Officers

Set forth below is information concerning our executive officers and their ages as of May 1, 2013.

Name	Age	Position
Mark Dankberg	57	Chairman of the Board and Chief Executive Officer
Richard Baldridge	54	President and Chief Operating Officer
Bruce Dirks	53	Vice President and Chief Financial Officer
Shawn Duffy	43	Vice President — Corporate Controller and Chief Accounting Officer
Stephen Estes	58	Vice President — Enterprise Services
Kevin Harkenrider	57	Senior Vice President — Broadband Services
Steven Hart	59	Vice President — Engineering and Chief Technical Officer
Keven Lippert	41	Vice President — General Counsel and Secretary
Mark Miller	53	Vice President and Chief Technical Officer
Ken Peterman	56	Vice President — Government Systems
John Zlogar	57	Vice President — Commercial Networks

Mark Dankberg is a founder of ViaSat and has served as Chairman of the Board and Chief Executive Officer of ViaSat since its inception in May 1986. Mr. Dankberg provides our Board with significant operational, business and technological expertise in the satellite and communications industry, and intimate knowledge of the issues facing our management. Mr. Dankberg also has significant expertise and perspective as a member of the boards of directors of companies in various industries, including communications. Mr. Dankberg serves as a director of TrellisWare Technologies, Inc. (TrellisWare), a majority-owned subsidiary of ViaSat that develops advanced signal processing technologies for communication applications, and was a director of REMEC, Inc. In addition, Mr. Dankberg serves on the board of Minnetronix, Inc., a privately-held medical device and design company. Prior to founding ViaSat, he was Assistant Vice President of M/A-COM Linkabit, a manufacturer of satellite telecommunications equipment, from 1979 to 1986, and Communications Engineer for Rockwell International Corporation from 1977 to 1979. Mr. Dankberg holds B.S.E.E. and M.E.E. degrees from Rice University.

Richard Baldridge joined ViaSat in April 1999 as Vice President and Chief Financial Officer. From September 2000 to August 2002, Mr. Baldridge served as Executive Vice President, Chief Operating Officer and Chief Financial Officer. He currently serves as President and Chief Operating Officer of ViaSat. In addition, Mr. Baldridge serves as a director of Ducommun Incorporated, a provider of engineering and manufacturing services to the aerospace and defense industries, and CommNexus San Diego, a non-profit technology industry association. Prior to joining ViaSat, Mr. Baldridge served as Vice President and General Manager of Raytheon Corporation’s Training Systems Division from January 1998 to April 1999. From June 1994 to December 1997, Mr. Baldridge served as Chief Operating Officer, Chief Financial Officer and Vice President — Finance and Administration for Hughes Information Systems and Hughes Training Inc., prior to their acquisition by Raytheon in 1997. Mr. Baldridge’s other experience includes various senior financial and general management roles with General Dynamics Corporation. Mr. Baldridge holds a B.S.B.A. degree in Information Systems from New Mexico State University.

Bruce Dirks joined ViaSat in April 2013 as Vice President and Chief Financial Officer. Mr. Dirks served as a portfolio manager at Fidelity Management & Research Company from 2000 to April 2013. Prior to joining Fidelity, Mr. Dirks was Vice President – Investments at TRW Investment Management Company from 1993 to 2000. Mr. Dirks began his career at Raytheon Company as a financial analyst and also worked on the corporate finance team at General Dynamics Corporation. Mr. Dirks earned a B.A. degree in Economics from Amherst College and an M.B.A. degree from the University of Chicago.

Shawn Duffy joined ViaSat in 2005 as Corporate Controller. In 2009, she was appointed ViaSat’s Vice President and Corporate Controller. She assumed her current position as Vice President, Corporate Controller and Chief Accounting Officer in April 2012. From August 2012 until April 2013, Ms. Duffy also served as interim Chief Financial Officer. Prior to joining ViaSat, Ms. Duffy was a Senior Manager at Ernst & Young, LLP, serving the technology and consumer product markets. Ms. Duffy is a certified public accountant in the State of California, and earned a B.S.B.A. degree in Accounting from San Diego State University.

Stephen Estes first became part of the ViaSat team with the acquisition of several commercial divisions of Scientific-Atlanta in April 2000. Mr. Estes served as Vice President and General Manager of the Antenna Systems group from 2000 to 2003. From 2003 to 2005, he served as a co-founder of an entrepreneurial startup. In September 2005, Mr. Estes rejoined ViaSat as Vice President — Human Resources, and during fiscal year 2012 assumed the position of Vice President — Government Systems and Human Resources. In May 2013, he assumed his current position of Vice President — Enterprise Services. Mr. Estes began his career as an electrical design engineer, moving into various management positions in engineering, program management, sales and marketing, and general management for companies that included Scientific-Atlanta, Loral (now part of L-3 Communications), and AEL Cross Systems (now part of BAE Systems). Mr. Estes holds a B.S. degree in Mathematics from Brescia University, an Electrical Engineering degree from Georgia Tech and an M.B.A. degree from Georgia State University focused on finance and marketing.

Kevin Harkenrider joined ViaSat in October 2006 as Director — Operations, served as Vice President — Operations from January 2007 until December 2009, served as Vice President of ViaSat and Chief Operating Officer of ViaSat Communications Inc. from December 2009 to April 2011, and Senior Vice President — Infrastructure Operations from April 2011 to May 2012, when he assumed his current position as Senior Vice President — Broadband Services. Prior to joining ViaSat, Mr. Harkenrider served as Account Executive at Computer Sciences Corporation from 2002 through October 2006. From 1992 to 2001, Mr. Harkenrider held several positions at BAE Systems, Mission Solutions (formerly GDE Systems, Marconi Integrated Systems and General Dynamics Corporation, Electronics Division), including Vice President and Program Director, Vice President — Operations and Vice President — Material. Prior to 1992, Mr. Harkenrider served in several director and program manager positions at General Dynamics Corporation. Mr. Harkenrider holds a B.S. degree in Civil Engineering from Union College and an M.B.A. degree from the University of Pittsburgh.

Steven Hart is a founder of ViaSat and has served as Vice President and Chief Technical Officer since March 1993, assuming his current title of Vice President — Engineering and Chief Technical Officer in May 2013, and served as Engineering Manager since 1986 to 1993. Prior to joining ViaSat, Mr. Hart was a Staff Engineer and Manager at M/A-COM Linkabit from 1982 to 1986. Mr. Hart holds a B.S. degree in Mathematics from the University of Nevada, Las Vegas and a M.A. degree in Mathematics from the University of California, San Diego.

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

Mark Miller is a founder of ViaSat and has served as Vice President and Chief Technical Officer of ViaSat since March 1993 and as Engineering Manager since 1986. Prior to joining ViaSat, Mr. Miller was a Staff

Engineer at M/A-COM Linkabit from 1983 to 1986. Mr. Miller holds a B.S.E.E. degree from the University of California, San Diego and an M.S.E.E. degree from the University of California, Los Angeles.

Ken Peterman joined ViaSat in April 2013 as Vice President — Government Systems. Mr. Peterman has over 30 years of experience in systems engineering, strategic planning, portfolio management, and business leadership in the aerospace and defense industries. From July 2012 to April 2013, Mr. Peterman served as President and Chief Executive Officer of SpyGlass Group, a company he co-founded which provides executive strategic advisory services to the aerospace and defense industries. From 2011 to July 2012, Mr. Peterman served as President of Exelis Communications and Force Protection Systems, and from 2007 to 2011, he served as President of ITT Communications Systems, which are both developers and providers of command, control, communications, computers, intelligence, surveillance and reconnaissance products and systems. Previously, Mr. Peterman was Vice President and General Manager of Rockwell Collins Government System’s Integrated C3 Systems and Rockwell Collins Displays and Awareness Systems. Mr. Peterman earned a B.S.E.E. degree from Tri-State University (now Trine).

John Zlogar joined ViaSat in April 2000 as part of ViaSat’s acquisition of several commercial divisions of Scientific-Atlanta. From 2003 to 2011, he served as Vice President and General Manager of ViaSat’s Antenna Systems group. Since August 2011, he has served as Vice President — Commercial Networks. During his career, Mr. Zlogar has held various management positions in engineering, program management, sales and marketing, and general management. Mr. Zlogar holds a B.S.E.E. degree from Pennsylvania State University and an M.S.E.E. degree from Stanford University.

ITEM 1A. RISK FACTORS

You should consider each of the following factors as well as the other information in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Annual Report, including our financial statements and the related notes.

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

Satellite Failures or Degradations in Satellite Performance Could Affect Our Business, Financial Condition and Results of Operations

In October 2011, our high-capacity Ka-band spot-beam satellite, ViaSat-1, was successfully launched into orbit, and the satellite manufacturer handed over operation of the satellite to us in December 2011. In addition, we also own and operate the WildBlue-1 Ka-band satellite and hold an exclusive lifetime lease of Ka-band capacity on Telesat Canada’s Anik F2 satellite in the contiguous United States. We may construct, acquire or use one or more additional satellites in the future. In particular, we recently announced the entry into a satellite construction contract for ViaSat-2, a second high-capacity Ka-band satellite. We utilize capacity on our ViaSat-1 and WildBlue-1 satellites, on Telesat Canada’s Anik F2 satellite and on SES WorldSkies’ AMC-15 satellite to support our broadband services in the United States. We also lease capacity on multiple satellites related to the provision of our international mobile broadband services to commercial and government customers.

Satellites utilize highly complex technology and operate in the harsh environment of space and, accordingly, are subject to significant operational risks while in orbit. These risks include malfunctions (commonly referred to as anomalies), interference from electrostatic storms, and collisions with meteoroids, decommissioned spacecraft or other space debris. Our satellites have experienced various anomalies in the past and we will likely experience anomalies in the future. Anomalies can occur as a result of various factors, such as:

•	satellite manufacturer error, whether due to the use of new or largely unproven technology or due to a design, manufacturing or assembly defect that was not discovered before launch;

•	problems with the power sub-system of the satellite;

•	problems with the control sub-system of the satellite; and

•	general failures resulting from operating satellites in the harsh space environment, such as premature component failure or wear.

Any single anomaly or series of anomalies, or other operational failure or degradation, on any of the satellites we own and operate or use could have a material adverse effect on our operations and revenues and our relationships with current customers and distributors, as well as our ability to attract new customers for our satellite services. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expense due to the need to provide replacement or backup capacity and potentially reducing revenues if service is interrupted or degraded on the satellites we utilize. We may not be able to obtain backup capacity or a replacement satellite on reasonable economic terms, a reasonable schedule or at all. In addition, anomalies may also cause a reduction of the revenue generated by the applicable satellite or the recognition of an impairment loss, and in some circumstances could lead to claims from third parties for damages, for example, if a satellite experiencing an anomaly were to cause physical damage to another satellite, create interference to the transmissions on another satellite or cause another satellite operator to incur expenses to avoid such physical damage or interference. Finally, the occurrence of anomalies may adversely affect our ability to insure our satellites at commercially reasonable premiums or terms, if at all. While some anomalies are covered by insurance policies, others are not or may not be covered, or may be subject to large deductibles.

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

Satellites Have a Finite Useful Life, and Their Actual Operational Life May Be Shorter than Their Design Life

Our ability to earn revenue from our satellite services depends on the continued operation of ViaSat-1, WildBlue-1, Anik F2 and any other satellite we may acquire or use in the future, such as ViaSat-2. Each satellite has a limited useful life, referred to as its design life. There can be no assurance as to the actual operational life of a satellite, which may be shorter than its design life. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their design and construction, the durability of their component parts and back-up units, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, consumption of remaining on-board fuel following orbit insertion, degradation and durability of solar panels, the actual space environment experienced compared to the assumed space environment for which the satellites were designed and tested, and the occurrence of any anomaly or series of anomalies or other in-orbit risks affecting the satellite. In addition, continued improvements in satellite technology may make obsolete ViaSat-1, ViaSat-2 or any other satellite we may own or acquire in the future prior to the end of its life.

Potential Satellite Losses May Not Be Fully Covered By Insurance, or at All

We currently hold in-orbit insurance for ViaSat-1, WildBlue-1 and Anik F2. We also intend to seek launch and in-orbit insurance for ViaSat-2 and any other satellite we may acquire in the future. However, we may not be able to obtain insurance, or renew existing insurance, on reasonable economic terms or at all. If we are able to obtain or renew our insurance, it may contain customary exclusions, exclusions for past satellite anomalies and will not likely cover the full cost of constructing and launching or replacing the satellites, nor will it cover lost profits, business interruptions, fixed operating expenses or similar losses. In addition, the occurrence of any anomalies on other satellites, including other Ka-band satellites, or any failures of a satellite using similar components or failures of a similar launch vehicle to any launch vehicle we intend to use for any future satellite (including ViaSat-2), may materially adversely affect our ability to insure the satellites at commercially reasonable premiums or terms, if at all.

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

New or Proposed Satellites Are Subject to Significant Risks Related to Construction and Launch that Could Limit Our Ability to Utilize these Satellites

We intend to construct and launch one or more additional satellites in the future. In particular, we recently announced our entry into a satellite construction contract for ViaSat-2, a second high-capacity Ka-band satellite. The design and construction of satellites require significant investments of capital and management time. Satellite construction and launch are also subject to significant risks, including construction delays, cost overruns, regulatory conditions or delays, unavailability of launch opportunities, launch failure, damage or destruction during launch and improper orbital placement. We have in the past experienced delays in satellite construction and launch which have adversely affected our operations. Future delays may have the same effect. A significant delay in the delivery of ViaSat-2 or any other future satellite may also adversely affect our business plan for the satellite. If satellite construction schedules are not met, a launch opportunity may not be available at the time the satellite is ready to be launched. The failure to implement our satellite deployment plan on schedule could have a material adverse effect on our business, financial condition and results of operations.

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

Our Satellite Broadband Services Business Strategy May Not Succeed in the Long Term

A major element of our satellite broadband services business strategy is to utilize ViaSat-1, ViaSat-2 and any additional satellites we may construct or acquire in the future to continue to expand our provision of retail and wholesale satellite broadband services in the United States. We may be unsuccessful in implementing our business plan for our satellite broadband services business, or we may not be able to achieve the revenue that we expect from our satellite broadband services business. One of our principal competitors in satellite broadband recently launched a new satellite and initiated a service that competes with Exede. Any failure to realize our anticipated benefits of ViaSat-2, to attract a sufficient number of distributors or customers for our Exede service, to grow our customer base for satellite broadband services as quickly as we anticipate, may have a material adverse effect on our business, financial condition or results of operations.

We have incurred higher operating costs in connection with the launch and roll-out of our ViaSat-1 satellite and related ground infrastructure and, beginning in January 2012, the launch of our Exede broadband services, as well as higher interest expense as we no longer capitalize the interest expense for the debt we incurred to finance these activities. These higher operating costs included costs associated with depreciation, gateway connectivity, subscriber acquisition costs, logistics, customer care and various support systems. These higher operating costs have negatively impacted income from operations during the past two fiscal years. During fiscal year 2013, the total number of subscribers of our Exede broadband services increased, and we expect that this trend will continue. Accordingly, we expect that the resultant increase in service revenues in our satellite services segment will improve income (loss) from operations for that segment over time. However, there can be no assurance that this will occur. We also expect our subscriber acquisition costs to increase during fiscal year 2014 due to the expected increase in the number of subscribers on our Exede broadband services, which results in an increase of CPE-related capital expenditures. We expect our capital expenditures will also increase in connection with the construction of ViaSat-2 and related ground infrastructure. If our business strategy for our satellite services segment does not succeed, we may be unable to recover our significant investments in ViaSat-1 and ViaSat-2, which could have a material adverse impact on our business, financial condition or results of operations.

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

The spacecraft we use in our business are subject to the regulatory authority of, and conditions imposed by, foreign governments, as well as contractual arrangements with third parties. Our ViaSat-1 satellite operates in an orbital slot under authority granted to ManSat Limited by the governments of the Isle of Man and the United Kingdom (as well as authority from the FCC), and pursuant to contractual arrangements we have with ManSat Limited that extend past the expected useful life of ViaSat-1. We also use Ka-band capacity on the Anik F2 satellite to provide our broadband services under an agreement with Telesat Canada, and we may do so until the end of the useful life of that satellite. Telesat Canada operates that satellite under authority granted to it by the government of Canada. We also currently use the WildBlue-1 satellite, which we own, and which is co-located with Anik F2 under authority granted to Telesat Canada by the government of Canada, and pursuant to an agreement we have with Telesat Canada that expires upon the end of the useful life of Anik F2. Accordingly, we are reliant upon ManSat Limited and Telesat Canada to maintain their respective authorizations for these orbital slots with foreign governmental authorities. The use of these spacecraft in our business is subject to various conditions in the underlying authorizations held by us, ManSat Limited and Telesat Canada, as well as the technical and operational requirements of the rules and regulations of those jurisdictions. ViaSat-2 is expected to operate in an orbital slot under the authority of the United Kingdom. Any failure to meet these FCC or foreign government conditions, maintain our contractual arrangements or authorizations, or manage potential conflicts with the orbital slot rights afforded to third parties, could lead to us losing our rights to operate from these orbital locations or may otherwise require us to modify or limit our operations from these locations, which could materially adversely affect our ability to operate a satellite at fully capacity or at all.

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

In August 2012, the SEC adopted disclosure rules regarding a company’s use of conflict minerals in their products, with substantial supply chain verification requirements in the event that the conflict minerals come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. These new rules and verification requirements will impose additional costs on us and on our suppliers, and may limit the sources or increase the prices of materials used in our products. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which could place us at a competitive disadvantage and could harm our reputation.

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

Our Reliance on U.S. Government Contracts Exposes Us to Significant Risks

Our government systems segment revenues were approximately 47%, 45% and 48% of our total revenues in fiscal years 2013, 2012 and 2011, respectively, and were derived primarily from U.S. government applications. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenue. U.S. government business exposes us to various risks, including:

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

The funding of U.S. government programs is subject to congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. In the event that appropriations for one of our programs become unavailable, or are reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the government, which could have a negative impact on our future sales and results of operations. Budget cuts to defense spending, such as those that took effect in March 2013 under the Budget Control Act of 2011, can exacerbate these problems. From time to time, when a formal appropriation bill has not been signed into law before the end of the U.S. government’s fiscal year, Congress may pass a continuing resolution that authorizes agencies of the U.S. government to continue to operate, generally at the same funding levels from the prior year, but does not authorize new spending initiatives, during a certain period. During such period (or until the regular appropriation bills are passed), delays can occur in procurement of products and services due to lack of funding, and such delays can affect our results of operations during the period of delay.

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

Our incurred cost audits by the DCAA have not been completed for fiscal year 2004 and subsequent fiscal years. Although we have recorded contract revenues subsequent to fiscal year 2003 based upon an estimate of costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed our estimates, our profitability would be adversely affected. In the fourth quarter of fiscal year 2011, based on communications with the DCMA, changes in the regulatory environment for federal government contractors, the status of current government audits and other events, we recorded an additional $5.0 million in contract-related reserves for our estimate of potential refunds to customers for possible cost adjustments on several multi-year U.S. government cost reimbursable contracts, which forms part of our total reserve of $7.2 million as of March 29, 2013. These reserves are classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on status of the related contracts. There can be no assurance that audits or reviews of our incurred costs and cost accounting systems for other fiscal years will not be subject to further audit, review or scrutiny by the DCAA or other government agencies.

Our Success Depends on the Investment in and Development of New Satellite and Wireless Communications and Secure Networking Products and Services and Our Ability to Gain Acceptance of these Products and Services

The wireless and satellite communications and secure networking markets are subject to rapid technological change, frequent new and enhanced product and service introductions, product obsolescence and changes in user requirements. Our ability to compete successfully in these markets depends on our success in applying our expertise and technology to existing and emerging satellite and wireless communications and secure networking markets, as well as our ability to successfully develop, introduce and sell new products and services on a timely and cost-effective basis that respond to ever-changing customer requirements, which depends on several factors, including:

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

Our Reputation and Business Could Be Materially Harmed as a Result of Data Breaches, Data Theft, Unauthorized Access or Hacking

Our success depends, in part, on the secure and uninterrupted performance of our information technology systems. An increasing number of companies have recently disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on their computer networks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If unauthorized parties gain access to our information technology systems, they may be able to misappropriate assets or sensitive information (such as personally identifiable information of our customers, business partners and employees), cause interruption in our operations, corruption of data or computers, or otherwise damage our reputation and business. In such circumstances, we could be held liable to our customers or other parties, or be subject to regulatory or other actions for breaching privacy rules. Any compromise of our security could result in a loss of confidence in our security measures, and subject us to litigation, civil or criminal penalties, and negative publicity that could adversely affect our financial condition and results of operations. Further, if we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our operations.

A Significant Portion of Our Revenues Is Derived from a Few of Our Contracts

A small number of our contracts account for a significant percentage of our revenues. Our five largest contracts generated approximately 24%, 20% and 21% of our total revenues in fiscal years 2013, 2012 and 2011, respectively. Our largest revenue producing contracts are related to our government satellite communication systems and services and tactical data links products. The failure of these customers or any of our key distributors to place additional orders or to maintain their contracts with us for any reason, including any downturn in their business or financial condition or our inability to renew our contracts with these customers or obtain new contracts when they expire, could materially harm our business and impair the value of our common stock.

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

Our Development Contracts May Be Difficult for Us to Comply with and May Expose Us to Third-Party Claims for Damages

We are often party to government and commercial contracts involving the development of new products. We derived approximately 26% of our total revenues in each of the fiscal years 2013, 2012 and 2011, from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones in our contracts. We cannot assure you that the other parties to any such contract will not terminate the contract or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

We May Experience Losses from Our Fixed-Price Contracts

Of our total government systems and commercial networks segments revenues, approximately 94%, 93% and 95% were derived from contracts with fixed prices in fiscal years 2013, 2012 and 2011, respectively. These contracts carry the risk of potential cost overruns because we assume all of the cost burden. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. In the past, we have experienced significant cost overruns and losses on fixed-price contracts. For example, in June 2010, we performed extensive integration testing of numerous system components that had been separately developed as part of a government satellite communication program. As a result of this testing and subsequent internal reviews and analyses, we determined that significant additional rework was required in order to complete the program requirements and specifications and to prepare for a scheduled customer test. This additional rework and engineering effort resulted in a substantial increase in estimated labor and material costs to complete the program. Accordingly, during the first quarter of fiscal year 2011, we recorded an additional forward loss of $8.5 million related to this estimate of program costs. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. We believe a high percentage of our contracts will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

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

The Markets We Serve Are Highly Competitive and Our Competitors May Have Greater Resources than Us

The wireless and satellite communications and secure networking industries are highly competitive and competition is increasing. In addition, because the markets in which we operate are constantly evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies, products or services may be introduced into our markets. Currently, we face substantial competition in each of our business segments. In our satellite services and commercial networks segments, we compete with Astrium, AT&T, CenturyLink, Clearwire, Earthlink, Frontier, Gilat, EchoStar (Hughes Network Systems), iDirect Technologies, Inmarsat, Newtec, Panasonic, Row 44, SS/L, Thales and Verizon, each of which offers a broad range of satellite or terrestrial communications products and services, and with other internet service providers in areas where such competing services are available. Our principal competitors in the supply of antenna systems are ASC Signal, General Dynamics, L-3 Communications and Zodiac Data Systems. Within our government systems segment, we generally compete with manufacturers of defense electronics products, systems or subsystems, such as BAE Systems, General Dynamics, Harris, L-3 Communications, Rockwell Collins and similar companies. The overall number of our competitors may increase, and the identity and composition of competitors may change. As we continue to expand globally, we may see new competition in different geographic regions. Many of our competitors and potential competitors have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources and access to technologies not available to us. In addition, our satellite services segment faces increasing competition as a result of recent industry consolidation and vertical integration, which enables our competitors to provide competing services to broader customer segments or to offer bundled service offerings that we are not able to duplicate, or which may reduce demand for our wholesale broadband internet services. For example, certain of our competitors have developed or are developing products that will compete directly with our ViaSat-1 based Exede broadband services. In addition, some of our customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with us at any time. Our ability to compete may be adversely affected by limits on our capital resources and our ability to invest in maintaining and expanding our market share.

Our Level of Indebtedness May Adversely Affect Our Ability to Operate Our Business, Remain in Compliance with Debt Covenants, React to Changes in Our Business or the Industry in which We Operate, or Prevent Us from Making Payments on Our Indebtedness

We have a significant amount of indebtedness. As of March 29, 2013, our total outstanding indebtedness was $578.7 million, which included $575.0 million of 6.875% Senior Notes due 2020 (the 2020 Notes) and $3.7 million of other obligations. We had no outstanding borrowings under our revolving credit facility (the Credit Facility) as of March 29, 2013.

Our high level of indebtedness could have important consequences. For example, it could:

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

•	expose us to the risk of increased interest rates to the extent we make borrowings under our Credit Facility, which bear interest at a variable rate;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage compared to our competitors that have less indebtedness; and

•	limit our ability to adjust to changing market conditions.

Any of these risks could materially impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

We May Incur Additional Indebtedness, which Could Further Increase the Risks Associated with Our Leverage

We may incur significant additional indebtedness in the future, which may include financing relating to future satellites, potential acquisitions, working capital, capital expenditures or general corporate purposes. As of March 29, 2013, we had undrawn availability of $286.8 million under our Credit Facility. In addition, our Credit Facility and the indenture governing the 2020 Notes permit us, subject to specified limitations, to incur additional indebtedness. In March 2013, we filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of debt securities, common stock, preferred stock, depositary shares, warrants and rights. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers and agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. If new indebtedness is added to our current level of indebtedness, the related risks that we now face could intensify.

We May Not Be Able to Generate Sufficient Cash to Service All of Our Indebtedness and Fund Our Working Capital and Capital Expenditures, and May Be Forced to Take Other Actions to Satisfy Our Obligations under Our Indebtedness, which May Not Be Successful

Our ability to make scheduled payments on or to refinance our indebtedness will depend upon our future operating performance and on our ability to generate cash flow in the future, which is subject to general economic, financial, business, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including borrowings under our Credit Facility, will be available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. Our Credit Facility and the indenture governing the 2020 Notes restrict our ability to dispose of assets and use the proceeds from the disposition, and may also restrict our ability to raise debt or equity capital to repay or service our indebtedness. If we cannot make scheduled payments on our debt, we will be in default and, as a result, the lenders under our Credit Facility and the holders of the 2020 Notes could declare all outstanding principal and interest to be due and payable, the lenders under our Credit Facility could terminate their commitments to loan money and foreclose against the assets securing the borrowings under our Credit Facility, and we could be forced into bankruptcy or liquidation, which could result in you losing your investment in our company.

We May Be Unable to Refinance Our Indebtedness

We may need to refinance all or a portion of our indebtedness before maturity, including the 2020 Notes and any indebtedness under our Credit Facility. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.

Covenants in Our Debt Agreements Restrict Our Business and Could Limit Our Ability to Implement Our Business Plan

The Credit Facility and the indenture governing the 2020 Notes contain covenants that may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. In addition, if we fail to satisfy the covenants contained in our Credit Facility, our ability to borrow under our Credit Facility may be restricted. The Credit Facility and the indenture governing the 2020 Notes include covenants restricting, among other things, our ability to do the following:

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

In addition, our Credit Facility requires us to comply with certain financial covenants, including a maximum total leverage ratio and minimum interest coverage ratio. Our Credit Facility is secured by first-priority liens on substantially all of the assets of our company, including the stock of our subsidiaries, and the assets of the subsidiary guarantors under our Credit Facility.

If we default under our Credit Facility or the indenture governing the 2020 Notes because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. In the past we have violated our Credit Facility covenants and received waivers for these violations. We cannot assure you that we will be able to comply with our financial or other covenants under our Credit Facility or the indenture governing the 2020 Notes or that any covenant violations will be waived in the future. Any violation that is not waived could result in an event of default, permitting our lenders to declare outstanding indebtedness and interest thereon due and payable, and permitting the lenders under our Credit Facility to suspend commitments to make any advance or to require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts under our Credit Facility or the indenture governing the 2020 Notes, and any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition.

We Depend on a Limited Number of Key Employees Who Would Be Difficult to Replace

We depend on a limited number of key technical, marketing and management personnel to manage and operate our business. In particular, we believe our success depends to a significant degree on our ability to attract and retain highly skilled personnel, including our Chairman of the Board and Chief Executive Officer, Mark Dankberg, and those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for these types of personnel is intense, and the loss of key employees could materially harm our business and impair the value of our common stock. To the extent that the demand for qualified personnel exceeds supply, we could experience higher labor, recruiting or training costs in order to attract and retain such employees, or could experience difficulties in performing under our contracts if our needs for such employees were unmet.

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

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions, Changes in Regulation and Currency Fluctuations

Approximately 25%, 21% and 17% of our total revenues in fiscal years 2013, 2012 and 2011, respectively, were derived from international sales. Over the next several years, we anticipate international sales will continue to grow in absolute terms, but will remain steady as a percentage of total revenues. Many of our international sales may be denominated in foreign currencies. Because we do not currently engage in, nor do we anticipate engaging in, material foreign currency hedging transactions related to international sales, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.

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

Our Ability to Protect Our Proprietary Technology Is Limited

Our success depends significantly on our ability to protect our proprietary rights to the technologies we use in our products and services. We generally rely on a combination of copyrights, patents, trademarks and trade secret laws and contractual rights to protect our intellectual property rights. We also enter into confidentiality agreements with our employees, consultants and corporate partners, and control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. If we are unable to protect our proprietary rights adequately, our competitors could use the intellectual property we have developed to enhance their own products and services, which could materially harm our business and impair the value of our common stock. Monitoring and preventing unauthorized use of our technology is difficult. From time to time, we undertake actions to prevent unauthorized use of our technology, including sending cease and desist letters. In addition, we may be required to commence litigation to protect our intellectual property rights or to determine the validity and scope of the proprietary rights of others. For example, see “Legal Proceedings” in Item 3 for a discussion of certain patent infringement litigation relating to our satellites. If we are unsuccessful in any such litigation, our rights to enforce such intellectual property may be impaired or we could lose some or all of our rights to such intellectual property. We do not know whether the steps we have taken will prevent unauthorized use of our technology, including in foreign countries where the laws may not protect our proprietary rights as extensively as in the United States. If we are unable to protect our proprietary rights, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time and effort required to create the innovative products. Also, we have delivered certain technical data and information to the U.S. government under procurement contracts, and the U.S. government may have unlimited rights to use that technical data and information. There can be no assurance that the U.S. government will not authorize others to use that data and information to compete with us.

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

Any Failure to Successfully Integrate Strategic Acquisitions Could Adversely Affect Our Business

In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include:

•	the difficulty in integrating newly acquired businesses and operations in an efficient and effective manner;

•	the challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions;

•	the risk of diverting our resources and the attention of our senior management from the operations of our business;

•	additional demands on management related to the increase in the size and scope of our company following an acquisition;

•	the risk that our markets do not evolve as anticipated and the technologies acquired do not prove to be those needed to be successful in those markets;

•	difficulties in combining corporate cultures;

•	difficulties in the assimilation and retention of key employees;

•	difficulties in maintaining relationships with present and potential customers, distributors and suppliers of the acquired business;

•	costs and expenses associated with any undisclosed or potential liabilities of the acquired business;

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

Future Sales of Our Common Stock Could Lower Our Stock Price and Dilute Existing Stockholders

In March 2013, we filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of debt securities, common stock, preferred stock, depositary shares, warrants and rights. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering.

We may also issue additional shares of common stock to finance future acquisitions through the use of equity. For example, during the third quarter of fiscal year 2010 we issued approximately 4.29 million shares of our common stock to former WildBlue equity and debt holders in connection with our acquisition of WildBlue Holding, Inc. (WildBlue). Additionally, a substantial number of shares of our common stock are available for future sale pursuant to stock options, warrants or issuance pursuant to our 1996 Equity Participation Plan of ViaSat, Inc. and the ViaSat, Inc. Employee Stock Purchase Plan. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued upon the exercise of stock options and warrants or in connection with acquisition financing), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. In addition, these sales may be dilutive to existing stockholders.

We Expect Our Stock Price to Be Volatile, and You May Lose All or Some of Your Investment

The market price of our common stock has been volatile in the past. For example, since April 2, 2010, the market price of our common stock has ranged from $30.60 to $72.61. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

•	quarterly variations in operating results and announcements of innovations;

•	announcements of the acquisition, construction and launch of satellites;

•	new products, services and strategic developments by us or our competitors;

•	developments in our relationships with our customers, distributors and suppliers;

•	regulatory developments;

•	changes in our revenues, expense levels or profitability;

•	changes in financial estimates and recommendations by securities analysts;

•	failure to meet the expectations of securities analysts;

•	changes in the satellite and wireless communications and secure networking industries; and

•	changes in the economy.

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

We May Not Be Able to Utilize All of Our Deferred Tax Assets

We currently believe that we are likely to have sufficient taxable income in the future to realize the benefit of all of our net deferred tax assets (consisting primarily of net operating loss and tax credit carryforwards, reserves and accruals that are not currently deductible for tax purposes). However, some or all of these deferred tax assets could expire unused if we are unable to generate sufficient taxable income in the future to take advantage of them or we enter into transactions that limit our right to use them. If it became more likely than not that deferred tax assets would expire unused, we would have to increase our valuation allowance against deferred tax assets to reflect this fact, which could materially increase our income tax expense, and therefore adversely affect our results of operations and tangible net worth in the period in which it is recorded.

Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence over Matters Requiring Stockholder Approval

As of May 10, 2013, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 11% of our common stock. Accordingly, these stockholders may be able to substantially influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of ViaSat even if such a transaction would be beneficial to our other stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our worldwide headquarters are located at our Carlsbad, California campus, consisting of approximately 503,000 square feet under various leases. In addition to our Carlsbad campus, we have facilities under various leases consisting of approximately: (1) 20,000 square feet in San Diego, California, (2) 100,000 square feet in Englewood, Colorado, (3) 146,000 square feet in Duluth, Georgia, (4) 55,000 square feet in Germantown, Maryland, (5) 89,000 square feet in Gilbert, Arizona, and (6) 34,000 square feet in Cleveland, Ohio. We also maintain offices or a sales presence in Arlington (Virginia), Boston (Massachusetts), Linthicum Heights and Aberdeen (Maryland), Tampa (Florida), Australia, Canada, China, Italy, Switzerland and the United Kingdom, and operate twenty-four gateway ground station locations to support our satellite broadband services business across the United States and Canada. Although we believe that our existing facilities are suitable and adequate for our present purposes, we anticipate operating additional regional sales offices in fiscal year 2014 and beyond. Each of our segments uses each of these facilities.

ITEM 3. LEGAL PROCEEDINGS

In February 2012, we filed a complaint against SS/L and its former parent company Loral Space & Communications, Inc. (Loral) in the United States District Court for the Southern District of California for patent infringement and breach of contract relating to the manufacture of ViaSat-1. We allege, among other things, that SS/L and Loral infringed U.S. Patent Nos. 8,107,875, 8,010,043, 8,068,827 and 7,773,942 by making, using, offering to sell and/or selling other high-capacity broadband satellites, and have requested monetary damages, injunctive relief and other remedies. In June 2012, SS/L filed counterclaims against ViaSat for patent infringement and declaratory relief. Specifically, SS/L seeks a judicial declaration that SS/L did not breach the parties’ contract for the manufacture of ViaSat-1, that SS/L does not infringe the ViaSat patents described above, and that those patents are invalid and/or unenforceable. SS/L also alleges that ViaSat infringed U.S. Patent Nos. 6,879,808, 6,400,696 and 7,219,132 by providing broadband internet service by means of the Anik F2 satellite using ViaSat satellite gateways and satellite user terminals and has induced others to infringe by selling certain ground equipment and user terminals.

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

	High	Low
Fiscal 2012
First Quarter	$44.47	$37.12
Second Quarter	46.17	31.18
Third Quarter	49.16	31.57
Fourth Quarter	49.80	43.50
Fiscal 2013
First Quarter	$48.88	$34.84
Second Quarter	41.20	33.09
Third Quarter	40.74	34.67
Fourth Quarter	51.18	36.97

As of May 10, 2013, there were approximately 1,416 holders of record of our common stock. A substantially greater number of holders of ViaSat common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table provides our selected financial information for each of the fiscal years in the five-year period ended March 29, 2013. The data as of and for each of the fiscal years in the five-year period ended March 29, 2013 have been derived from our audited consolidated financial statements. You should consider the financial statement data provided below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes which are included elsewhere in this Annual Report.

	Fiscal Years Ended
	March 29, 2013	March 30, 2012	April 1, 2011	April 2, 2010	April 3, 2009
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product revenues	$664,417	$542,064	$523,938	$584,074	$595,342
Service revenues	455,273	321,563	278,268	104,006	32,837

Total revenues	1,119,690	863,627	802,206	688,080	628,179
Operating expenses:
Cost of product revenues	484,973	402,794	389,945	408,526	424,620
Cost of service revenues	363,188	233,187	160,623	66,830	22,204
Selling, general and administrative	240,859	181,728	164,265	132,895	98,624
Independent research and development	35,448	24,992	28,711	27,325	29,622
Amortization of acquired intangible assets	15,584	18,732	19,409	9,494	8,822

(Loss) income from operations	(20,362)	2,194	39,253	43,010	44,287
Interest (expense) income, net	(43,820)	(8,247)	(2,831)	(6,733)	954
Loss on extinguishment of debt	(26,501)	—	—	—	—

(Loss) income before income taxes	(90,683)	(6,053)	36,422	36,277	45,241
(Benefit from) provision for income taxes	(50,054)	(13,651)	(2)	5,438	6,794

Net (loss) income	(40,629)	7,598	36,424	30,839	38,447
Less: Net income (loss) attributable to noncontrolling interest, net of tax	543	102	309	(297)	116

Net (loss) income attributable to ViaSat, Inc.	$(41,172)	$7,496	$36,115	$31,136	$38,331

Basic net (loss) income per share attributable to ViaSat, Inc. common stockholders	$(0.94)	$0.18	$0.88	$0.94	$1.25

Diluted net (loss) income per share attributable to ViaSat, Inc. common stockholders	$(0.94)	$0.17	$0.84	$0.89	$1.20

Shares used in computing basic net (loss) income per share	43,931	42,325	40,858	33,020	30,772

Shares used in computing diluted net (loss) income per share	43,931	44,226	43,059	34,839	31,884

Consolidated Balance Sheet Data:
Cash and cash equivalents	$105,738	$172,583	$40,490	$89,631	$63,491
Working capital	297,725	327,110	167,457	214,541	203,390
Total assets	1,794,072	1,727,153	1,405,748	1,293,552	622,942
Senior notes, net	584,993	547,791	272,296	271,801	—
Other long-term debt	1,456	774	61,946	60,000	—
Other liabilities	52,640	50,353	23,842	24,395	24,718
Total ViaSat, Inc. stockholders’ equity	903,001	887,975	840,125	753,005	458,748

Fiscal year 2010 information presented reflects the acquisition of WildBlue in December of 2009 for approximately $574.6 million. Therefore, our consolidated balance sheet data as of March 29, 2013, March 30, 2012, April 1, 2011 and April 2, 2010 are not comparable to our consolidated balance sheet data as of April 3, 2009, and our consolidated statements of operations data for the fiscal years ended March 29, 2013, March 30, 2012 and April 1, 2011 are not comparable to our consolidated statements of operations data for the years ended April 2, 2010 and April 3, 2009. In addition, our fiscal year 2013 information presented reflects the repurchase and redemption of our former 8.875% Senior Notes due 2016 (the 2016 Notes) and the associated approximately $26.5 million loss on extinguishment of debt. Refer to Note 5 to the consolidated financial statements for discussion of the repurchase and redemption of all of the 2016 Notes and loss on extinguishment of debt.

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

In July 2010, we completed the acquisition of all outstanding shares of the parent company of Stonewood Group Limited (Stonewood), a privately held company registered in England and Wales (see Note 9 to our consolidated financial statements).

Sources of Revenues

Our satellite services segment revenues are primarily derived from our domestic satellite broadband services business and from our worldwide managed network services. Our domestic satellite broadband services business comprised approximately 20%, 22% and 26% of total revenues during fiscal years 2013, 2012 and 2011, respectively.

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

Our products in these segments are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 94%, 93% and 95% of our total revenues for these segments for fiscal years 2013, 2012 and 2011, respectively. The remainder of our revenue in these segments for such periods was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of our revenues has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately $286.4 million or 26% of our total revenues during fiscal year 2013, $228.2 million or 26% of our total revenues during fiscal year 2012, and $210.6 million or 26% of our total revenues during fiscal year 2011.

We also incur IR&D expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development projects. IR&D expenses were approximately 3%, 3% and 4% of total revenues in fiscal years 2013, 2012 and 2011, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

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

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During fiscal years 2013, 2012 and 2011, we recorded losses of approximately $3.1 million, $1.4 million and $12.1 million, respectively, related to loss contracts.

Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and future cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. We believe we have established appropriate systems and processes to enable us to reasonably estimate future costs on our programs through regular evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of March 29, 2013 would change our loss before income taxes by approximately $0.6 million.

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

We also enter into certain leasing arrangements with customers and evaluate the contracts in accordance with the authoritative guidance for leases (ASC 840). Our accounting for equipment leases involves specific determinations under the authoritative guidance for leases, which often involve complex provisions and significant judgments. In accordance with the authoritative guidance for leases, we classify the transactions as sales type or operating leases based on: (1) review for transfers of ownership of the equipment to the lessee by the end of the lease term, (2) review of the lease terms to determine if it contains an option to purchase the leased equipment for a price which is sufficiently lower than the expected fair value of the equipment at the date of the option, (3) review of the lease term to determine if it is equal to or greater than 75% of the economic life of the equipment, and (4) review of the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. Additionally, we consider the cancelability of the contract and any related uncertainty of collections or risk in recoverability of the lease investment at lease inception. Revenue from sales type leases is recognized at the inception of the lease or when the equipment has been delivered and installed at the customer site, if installation is required. Revenues from equipment rentals under operating leases are recognized as earned over the lease term, which is generally on a straight-line basis.

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

To determine the selling price in multiple-element arrangements, we establish VSOE of the selling price using the price charged for a deliverable when sold separately and for software license updates, product support and hardware systems support, based on the renewal rates offered to customers. For nonsoftware multiple-element arrangements, TPE is established by evaluating similar and/or interchangeable competitor products or services in standalone arrangements with similarly situated customers and/or agreements. If we are unable to determine the selling price because VSOE or TPE doesn’t exist, we determine ESP for the purposes of allocating the arrangement by reviewing historical transactions, including transactions whereby the deliverable was sold on a standalone basis and considering several other external and internal factors including, but not limited to, pricing practices including discounting, margin objectives, competition, the geographies in which we offer our products and services, the type of customer (i.e. distributor, value added reseller, government agency or direct end user, among others) and the stage of the product lifecycle. The determination of ESP considers our pricing model and go-to-market strategy. As our or our competitors’ pricing and go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to our determination of VSOE, TPE and ESP. As a result, our future revenue recognition for multiple-element arrangements could differ materially from those in the current period.

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

We own two satellites: ViaSat-1 (our high-capacity Ka-band spot-beam satellite, which was successfully launched into orbit in October 2011 and commenced commercial operation in January 2012) and WildBlue-1 (which was placed into service in March 2007), and we recently announced the entry into a satellite construction contract for ViaSat-2, a second high-capacity Ka-band satellite. In addition, we have an exclusive prepaid lifetime capital lease of Ka-band capacity over the continental United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and own related gateway and networking equipment on all of our satellites. Our property and equipment also include the CPE units leased to subscribers under a retail leasing program as part of our satellite services segment.

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We periodically review the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for fiscal years 2013, 2012 and 2011.

We account for our goodwill under the authoritative guidance for goodwill and other intangible assets (ASC 350) and the provisions of ASU 2011-08, Testing Goodwill for Impairment, which permits us to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two step goodwill impairment test. If, after completing our qualitative assessment we determine that it is more likely than not that the carrying value exceeds estimated fair value, we compare the fair value to our carrying value (including goodwill). If the estimated fair value is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value, resulting in goodwill impairment. We test goodwill for impairment during the fourth quarter every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

The qualitative analysis included assessing the impact of changes in certain factors including: (1) changes in forecasted operating results and comparing actual results to projections, (2) changes in the industry or our competitive environment since the acquisition date, (3) changes in the overall economy, our market share and market interest rates since the acquisition date, (4) trends in the stock price and related market capitalization and enterprise values, (5) trends in peer companies total enterprise value metrics, and (6) additional factors such as management turnover, changes in regulation and changes in litigation matters.

Based on our qualitative assessment performed during the fourth quarter of fiscal year 2013, we concluded that it was more likely than not that the estimated fair value of our reporting units exceeded its carrying value as of March 29, 2013 and, therefore, determined it was not necessary to perform the two step goodwill impairment test.

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our valuation allowance against deferred tax assets increased from $14.7 million at March 30, 2012 to $16.0 million at March 29, 2013. The valuation allowance primarily relates to state net operating loss carryforwards and research credit carryforwards available to reduce state income taxes.

Our analysis of the need for a valuation allowance considered the loss incurred during the fiscal year ended March 29, 2013. However, a substantial portion of the loss incurred in such period was the result of an extinguishment of debt charge that was recorded upon the refinancing of the 2016 Notes with our additional 2020 Notes, which were issued in October 2012 (the Additional 2020 Notes), which is expected to provide a benefit to net income in the future due to the lower interest rate of the 2020 Notes. Our evaluation considered other factors, including our history of positive earnings, taxable income adjusted for certain items, the significant growth in contractual backlog, and trends and forecasted income by jurisdiction. Consideration was also given to the lengthy period over which our net deferred tax assets can be realized, and our history of not having federal tax loss carryforwards expire unused.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

Fiscal Years Ended	March 29, 2013	March 30, 2012	April 1, 2011
Revenues:	100.0%	100.0%	100.0%
Product revenues	59.3	62.8	65.3
Service revenues	40.7	37.2	34.7
Operating expenses:
Cost of product revenues	43.3	46.6	48.6
Cost of service revenues	32.4	27.0	20.0
Selling, general and administrative	21.5	21.0	20.5
Independent research and development	3.2	2.9	3.6
Amortization of acquired intangible assets	1.4	2.2	2.4

(Loss) income from operations	(1.8)	0.3	4.9
Interest expense, net	(3.9)	(1.0)	(0.4)
Loss on extinguishment of debt	(2.4)	—	—
(Loss) income before income taxes	(8.1)	(0.7)	4.5
(Benefit from) provision for income taxes	(4.5)	(1.6)	0.0
Net (loss) income	(3.6)	0.9	4.5
Net (loss) income attributable to ViaSat, Inc.	(3.7)	0.9	4.5

Fiscal Year 2013 Compared to Fiscal Year 2012

Revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	March 29, 2013	March 30, 2012
(In millions, except percentages)
Product revenues	$664.4	$542.1	$122.4	22.6%
Service revenues	455.3	321.6	133.7	41.6%

Total revenues	$1,119.7	$863.6	$256.1	29.6%

Our total revenues increased approximately $256.1 million during fiscal year 2013 when compared to fiscal year 2012 due to an increase in both service and product revenues. The increase in service revenues of approximately $133.7 million was primarily driven by service revenue increases in our government systems segment of approximately $83.4 million and in our satellite services segment of approximately $52.6 million. The increase in product revenues of approximately $122.4 million was primarily derived from product revenue increases in our commercial networks segment of approximately $65.5 million and in our government systems segment of approximately $55.1 million.

Cost of revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	March 29, 2013	March 30, 2012
(In millions, except percentages)
Cost of product revenues	$485.0	$402.8	$82.2	20.4%
Cost of service revenues	363.2	233.2	130.0	55.7%

Total cost of revenues	$848.2	$636.0	$212.2	33.4%

Total cost of revenues increased $212.2 million during fiscal year 2013 when compared to fiscal year 2012 principally related to a cost of service revenues increase of approximately $130.0 million. Cost of service revenues increased from $233.2 million to $363.2 million during fiscal year 2013 when compared to fiscal year 2012 primarily due to an increase in service revenues, which caused an increase of approximately $97.0 million in cost of service revenues on a constant margin basis, mainly related to government satellite communications systems services in our government systems segment and our Exede broadband services in our satellite services segment. Additionally, in fiscal year 2013 we experienced an increase of cost of service revenues associated with our ViaSat-1 satellite, data center, billing system and costs in connection with our Exede broadband services, which commenced commercial operation in January 2012. Cost of product revenues increased from $402.8 million to $485.0 million during fiscal year 2013 when compared to fiscal year 2012 primarily due to increased product revenues, which caused an increase of approximately $90.9 million in cost of product revenues on a constant margin basis, mainly related to consumer broadband products in our commercial networks segment and government satellite communications systems in our government systems segment. This increase in cost of product revenues was partially offset by improved margins in our commercial networks segment mainly related to consumer broadband products.

Selling, general and administrative expenses

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	March 29, 2013	March 30, 2012
(In millions, except percentages)
Selling, general and administrative	$240.9	$181.7	$59.1	32.5%

The increase in selling, general and administrative (SG&A) expenses of $59.1 million during fiscal year 2013 compared to fiscal year 2012 was primarily attributable to higher selling costs of $44.7 million, as well as higher support costs of $14.0 million. Of the higher selling costs, $40.9 million related to our satellite services segment as we continue to grow our consumer broadband subscriber base. These higher support costs consisted of $7.7 million related to our satellite services segment, $4.4 million related to our commercial networks segment, and $1.9 million related to our government systems segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	March 29, 2013	March 30, 2012
(In millions, except percentages)
Independent research and development	$35.4	$25.0	$10.5	41.8%

The increase in IR&D expenses of approximately $10.5 million represents a year-over-year increase in our commercial networks segment of approximately $5.9 million (primarily due to next-generation consumer broadband and next-generation satellite communications systems development projects) and in our government systems segment of approximately $3.8 million (primarily due to advancement of integrated government satellite communications platforms).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from three to ten years. The decrease in amortization of acquired intangible assets of approximately $3.1 million in fiscal year 2013 compared to last fiscal year was a result of certain acquired technology intangibles in our commercial networks segment becoming fully amortized over the preceding twelve months. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2014	$13,747
Expected for fiscal year 2015	13,671
Expected for fiscal year 2016	10,161
Expected for fiscal year 2017	4,616
Expected for fiscal year 2018	3,597
Thereafter	1,378

$47,170

Interest income

Interest income in fiscal year 2013 compared to fiscal year 2012 increased slightly as we experienced higher average invested cash balances, but slightly lower average interest rates on our investments during fiscal year 2013 compared to fiscal year 2012.

Interest expense

The increase in interest expense year-over-year of approximately $35.7 million was primarily due to lower capitalized interest and additional interest incurred on our initial 2020 Notes, which were issued in the fourth quarter of fiscal year 2012 (the Initial 2020 Notes). In fiscal year 2013, we capitalized approximately $3.1 million of interest associated with other assets currently under construction, compared to approximately $25.9 million in fiscal year 2012 associated with our ViaSat-1 satellite, related gateways and networking equipment, which were placed into service during the fourth quarter of fiscal year 2012.

(Benefit from) provision for income taxes

The effective income tax benefit in fiscal year 2013 reflected the tax benefit from the loss before income taxes and the benefit from federal and state research tax credits. Fiscal year 2013 included fifteen months of federal research tax credit as a result of the January 2013 reinstatement of the credit retroactively from January 1, 2012. The effective income tax benefit in fiscal year 2012 reflected the expected tax benefit from the loss before income taxes and the benefit from federal and state research tax credits. Due to the December 31, 2011 expiration of the federal research tax credits, fiscal year 2012 only included nine months of the federal research tax credit.

Segment Results for Fiscal Year 2013 Compared to Fiscal Year 2012

Satellite services segment

Revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	March 29, 2013	March 30, 2012
(In millions, except percentages)
Segment product revenues	$4.7	$3.0	$1.7	57.3%
Segment service revenues	272.3	219.7	52.6	23.9%

Total revenues	$277.0	$222.7	$54.3	24.4%

The increase of approximately $54.3 million in our satellite services segment revenue in fiscal year 2013 compared to fiscal year 2012 was predominately from increased service revenues of approximately $52.6 million. This increase was comprised of a $48.5 million increase in retail and wholesale broadband services and a $4.1 million increase in mobile broadband services. The revenue increase relating to our Exede and WildBlue broadband services was primarily due to a 14% increase in the number of subscribers in fiscal year 2013 to approximately 512,000 compared to fiscal year 2012, as well as a change in the mix of retail and wholesale subscribers and related higher average revenue per subscriber.

Segment operating loss

	Fiscal Years Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
	March 29, 2013	March 30, 2012
(In millions, except percentages)
Segment operating loss	$(79.2)	$(16.8)	$(62.4)	(371.5)%
Percentage of segment revenues	(28.6)%	(7.5)%

Our satellite services segment incurred a $79.2 million loss in fiscal year 2013, which increased $62.4 million from fiscal year 2012. The fiscal year 2013 loss was primarily due to the start-up effects of higher operating expenses incurred associated with our ViaSat-1 satellite and related infrastructure, as commercial operation of our Exede broadband services commenced in January 2012 and the related subscriber base was in the early phases of growth. These higher operating expenses included additional depreciation of $34.7 million, and $61.5 million in additional costs related to satellite services operations support costs and selling, advertising and marketing costs as we continued to expand the subscriber base of our Exede broadband services.

Commercial networks segment

Revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	March 29, 2013	March 30, 2012
(In millions, except percentages)
Segment product revenues	$295.5	$229.9	$65.5	28.5%
Segment service revenues	19.5	21.7	(2.3)	(10.4)%

Total revenues	$314.9	$251.7	$63.3	25.1%

Commercial networks segment revenue increased approximately $63.3 million in fiscal year 2013 compared to fiscal year 2012, due to an increase in product revenues of approximately $65.5 million, offset by a decrease in service revenues of approximately $2.3 million. The product revenue increase was comprised of a $77.8 million increase in fixed satellite networks (driven by consumer broadband products), a $6.0 million increase in satellite payload technology development programs and a $3.9 million increase in satellite networking development programs. This increase in product revenues was partially offset by decreases of $19.3 million in antenna systems products and $2.0 million in mobile broadband satellite communication systems.

Segment operating loss

	Fiscal Years Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
	March 29, 2013	March 30, 2012
(In millions, except percentages)
Segment operating loss	$(11.1)	$(13.0)	$1.9	14.6%
Percentage of segment revenues	(3.5)%	(5.2)%

The reduction of our commercial networks segment operating loss in fiscal year 2013 compared to the last fiscal year was primarily due to higher earnings contributions of approximately $13.1 million from increased revenues and improved margins in our consumer broadband products, partially offset by higher IR&D costs of $5.9 million and an increase in selling, support and new business proposal costs of $5.3 million.

Government systems segment

Revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	March 29, 2013	March 30, 2012
(In millions, except percentages)
Segment product revenues	$364.2	$309.1	$55.1	17.8%
Segment service revenues	163.5	80.2	83.4	104.0%

Total revenues	$527.8	$389.3	$138.5	35.6%

Total revenues in our government systems segment increased approximately $138.5 million in fiscal year 2013 compared to the last fiscal year due to an increase in service revenues of $83.4 million and an increase in product revenues of $55.1 million. The increase in service revenues was primarily due to a revenue increase of $86.4 million in government satellite communication systems services (mainly attributable to broadband networking services revenues for military customers and command and control situational awareness), offset by a decrease in information assurance services of $3.9 million. The increase in product revenues was primarily due to a revenue increase of $34.3 million in government satellite communication systems, $15.1 million in tactical data link products and $10.4 million in TrellisWare, offset by a revenue decrease of $4.6 million in information assurance products.

Segment operating profit

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	March 29, 2013	March 30, 2012
(In millions, except percentages)
Segment operating profit	$85.5	$50.7	$34.8	68.6%
Percentage of segment revenues	16.2%	13.0%

The increase in our government systems segment operating profit of $34.8 million during fiscal year 2013 compared to fiscal year 2012 was primarily due to higher earnings contributions of approximately $43.9 million mainly in our government satellite communication systems, offset by higher selling, support and new business proposal costs of approximately $5.4 million, and higher IR&D costs of $3.8 million.

Fiscal Year 2012 Compared to Fiscal Year 2011

Revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	March 30, 2012	April 1, 2011
(In millions, except percentages)
Product revenues	$542.1	$523.9	$18.1	3.5%
Service revenues	321.6	278.3	43.3	15.6%

Total revenues	$863.6	$802.2	$61.4	7.7%

Our total revenues increased approximately $61.4 million during fiscal year 2012 when compared to fiscal year 2011 due to an increase in service revenues of approximately $43.3 million, coupled with an increase in product revenues of $18.1 million. The increase in service revenues was driven by service revenue increases in our government systems segment of approximately $47.0 million and in our commercial networks segment of approximately $6.0 million, offset by a decrease in our satellite services segment of approximately $9.7 million. The increase in product revenues was derived from our commercial networks segment of approximately $62.5 million, partially offset by decreases in our government systems segment of approximately $41.8 million and approximately $2.6 million in our satellite services segment.

In the fourth quarter of fiscal year 2011, based on communications with the DCMA, changes in the regulatory environment for federal government contractors, the status of current government audits and other events, we recorded an additional $5.0 million in contract-related reserves for our estimate of potential refunds to customers for possible cost adjustments on several multi-year U.S. government cost reimbursable contracts, which resulted in a decrease to revenues and earnings in fiscal year 2011. For additional information, see “Risk Factors — Our Business Could Be Adversely Affected by a Negative Audit by the U.S. Government” in Item 1A of this report.

Cost of revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	March 30, 2012	April 1, 2011
(In millions, except percentages)
Cost of product revenues	$402.8	$389.9	$12.8	3.3%
Cost of service revenues	233.2	160.6	72.6	45.2%

Total cost of revenues	$636.0	$550.6	$85.4	15.5%

Total cost of revenues increased $85.4 million during fiscal year 2012 when compared to fiscal year 2011 principally related to cost of service revenues increase of approximately $72.6 million. Cost of service revenues increased from $160.6 million to $233.2 million during fiscal year 2012 when compared to fiscal year 2011 primarily from a $26.3 million cost of service revenue increase associated with our ViaSat-1 satellite, data center, billing system and costs in connection with our Exede broadband services, which commenced commercial operation in January 2012. In addition, cost of service revenue increased on a constant margin basis approximately $25.0 million due to increased service revenues. Cost of product revenues increased from $389.9 million to $402.8 million during fiscal year 2012 when compared to fiscal year 2011 primarily due to increased product revenues, which caused an increase of approximately $13.5 million in cost of product revenues on a constant margin basis.

In the first quarter of fiscal year 2011, we recorded an additional forward loss of $8.5 million on a government satellite communication program due to the significant additional labor and material costs for rework and testing required to complete the program requirements and specifications.

Selling, general and administrative expenses

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	March 30, 2012	April 1, 2011
(In millions, except percentages)
Selling, general and administrative	$181.7	$164.3	$17.5	10.6%

The increase in SG&A expenses of $17.5 million during fiscal year 2012 compared to fiscal year 2011 was primarily attributable to higher support costs of $9.2 million, as well as higher selling costs of $7.4 million. Of the higher support costs, $4.6 million related to our commercial networks segment, $3.0 million related to our government systems segment and $1.6 million related to our satellite services segment. Higher selling costs were incurred across all segments, $2.9 million within our government systems segment, $2.6 million in our commercial networks segment and $1.9 million in our satellite services segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	March 30, 2012	April 1, 2011
(In millions, except percentages)
Independent research and development	$25.0	$28.7	$(3.7)	(13.0)%

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

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from three to ten years. The decrease in amortization of acquired intangible assets of approximately $0.7 million in fiscal year 2012 compared to fiscal year 2011 was a result of an approximately $1.2 million decrease in amortization as certain acquired technology intangibles in our government systems and commercial networks segments became fully amortized over the preceding twelve months, offset by an increase in amortization of approximately $0.6 million due to our acquisition of Stonewood in July 2010.

Interest income

The decrease in interest income of $0.3 million year-over-year was primarily due to lower interest rates on our cash and cash equivalents during fiscal year 2012 when compared to fiscal year 2011.

Interest expense

The increase in interest expense year-over-year of approximately $5.2 million was primarily due to lower capitalized interest associated with our ViaSat-1 satellite, related gateway and networking equipment, and other related assets which were placed into service during the fourth quarter of fiscal year 2012. Additionally, the Initial 2020 Notes issued in the fourth quarter of fiscal year 2012 caused an increase in interest expense year-over-year. For fiscal years 2012 and 2011, we capitalized interest expense of approximately $25.9 million and $28.3 million, respectively. Interest expense incurred during fiscal year 2012 was attributable to the Initial 2020 Notes, the 2016 Notes and the Credit Facility. Interest expense incurred during fiscal year 2011 was attributable to the 2016 Notes and the Credit Facility.

(Benefit from) provision for income taxes

The effective income tax benefit in fiscal year 2012 reflects the expected tax benefit from the loss before income taxes and the benefit from federal and state research tax credits. The zero rate in fiscal year 2011 was primarily due to increased federal tax credits in fiscal year 2011, as the federal research credit in fiscal year 2011 included fifteen months of the credit as a result of the December 2010 reinstatement of the credit retroactively from January 1, 2010.

Segment Results for Fiscal Year 2012 Compared to Fiscal Year 2011

Satellite services segment

Revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	March 30, 2012	April 1, 2011
(In millions, except percentages)
Segment product revenues	$3.0	$5.6	$(2.6)	(46.0)%
Segment service revenues	219.7	229.4	(9.7)	(4.2)%

Total revenues	$222.7	$235.0	$(12.3)	(5.2)%

The decrease of approximately $12.3 million in our satellite services segment revenue in fiscal year 2012 compared to fiscal year 2011 was predominately from decreased service revenues of approximately $9.7 million. This decrease was comprised of an $8.8 million decrease in retail and wholesale broadband services and a $4.7 million decrease in managed broadband services, offset by an increase in mobile broadband services of $3.8 million. The decrease in retail and wholesale service revenues was mainly due to the lower number of wholesale subscribers as our sales channels provisioned fewer customers with existing service plans in anticipation of the commencement of commercial operations of our Exede broadband services, in January 2012.

Segment operating (loss) profit

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	March 30, 2012	April 1, 2011
(In millions, except percentages)
Segment operating (loss) profit	$(16.8)	$38.2	$(55.0)	(143.9)%
Percentage of segment revenues	(7.5)%	16.3%

Our satellite services segment generated an operating loss in fiscal year 2012 compared to an operating profit in fiscal year 2011. This change was primarily due to the impact of lower revenues coupled with higher operating expenses, including the additional $26.3 million of costs incurred throughout fiscal year 2012 associated with our ViaSat-1 satellite, data center, billing system and costs in connection with our Exede broadband services, which commenced commercial operation in January 2012. Additionally, this segment was affected by an increase in selling, support and new business proposal costs of approximately $3.6 million.

Commercial networks segment

Revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	March 30, 2012	April 1, 2011
(In millions, except percentages)
Segment product revenues	$229.9	$167.4	$62.5	37.3%
Segment service revenues	21.7	15.7	6.0	38.5%

Total revenues	$251.7	$183.1	$68.5	37.4%

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

Segment operating loss

	Fiscal Years Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
	March 30, 2012	April 1, 2011
(In millions, except percentages)
Segment operating loss	$(13.0)	$(9.5)	$(3.5)	(36.8)%
Percentage of segment revenues	(5.2)%	(5.2)%

The increase in our commercial networks segment operating loss in fiscal year 2012 compared to fiscal year 2011 was primarily due to an increase in selling, support and new business proposal costs of $9.7 million, offset by higher earnings contributions of approximately $4.2 million from increased revenues and lower IR&D costs of approximately $2.0 million.

Government systems segment

Revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	March 30, 2012	April 1, 2011
(In millions, except percentages)
Segment product revenues	$309.1	$350.9	$(41.8)	(11.9)%
Segment service revenues	80.2	33.2	47.0	141.6%

Total revenues	$389.3	$384.1	$5.2	1.3%

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

In the fourth quarter of fiscal year 2011, based on communications with the DCMA, changes in the regulatory environment for federal government contractors, the status of current government audits and other events, we recorded an additional $5.0 million in contract-related reserves for our estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts, which resulted in a decrease to revenues and earnings in fiscal year 2011. For additional information, see “Risk Factors — Our Business Could Be Adversely Affected by a Negative Audit by the U.S. Government” in Item 1A of this report.

Segment operating profit

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	March 30, 2012	April 1, 2011
(In millions, except percentages)
Segment operating profit	$50.7	$29.9	$20.8	69.7%
Percentage of segment revenues	13.0%	7.8%

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

Backlog

As reflected in the table below, both firm and funded backlog increased in each of our segments during fiscal year 2013 due to certain large contract awards in our commercial networks segment, which we were pursuing in fiscal year 2012 and fiscal year 2013, as well as growth in contract awards in the other two segments.

	As of March 29, 2013	As of March 30, 2012
	(In millions)
Firm backlog
Satellite Services segment	$24.7	$10.9
Commercial Networks segment	472.1	323.0
Government Systems segment	355.1	284.6

Total	$851.9	$618.5

Funded backlog
Satellite Services segment	$24.7	$10.9
Commercial Networks segment	472.1	323.0
Government Systems segment	345.7	266.6

Total	$842.5	$600.5

The firm backlog does not include contract options. Of the $851.9 million in firm backlog, approximately $565.4 million is expected to be delivered in fiscal year 2014, and the balance is expected to be delivered in fiscal year 2015 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.

Our total new awards were $1,373.4 million, $1,008.6 million and $853.5 million for fiscal years 2013, 2012 and 2011, respectively. New contract awards in fiscal year 2013 were a record for us. In fiscal year 2014, we anticipate that contract awards, particularly in our government systems segment, may be negatively impacted by budget cuts, including sequestration by the U.S. government. For additional information, see “Risk Factors — Our Reliance on U.S. Government Contracts Exposes Us to Significant Risks” in Item 1A of this report.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing and equity financing. At March 29, 2013, we had $105.7 million in cash and cash equivalents, $297.7 million in working capital and no outstanding borrowings under our Credit Facility. At March 30, 2012, we had $172.6 million in cash and cash equivalents, $327.1 million in working capital and no outstanding borrowings under our Credit Facility. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

The general cash needs of our satellite services, commercial networks and government systems segments can vary significantly. The cash needs of our satellite services segment tend to be driven primarily by the timing of payment of capital expenditures (e.g., payments under satellite construction and launch contracts) and of network expansion activities, as well as the quality of customer, type of contract and payment terms. In our commercial networks segment, cash needs tend to be driven primarily by the type and mix of contracts in backlog, the nature and quality of customers, the level of investments in IR&D activities and the payment terms of customers (including whether advance payments are made or customer financing is required). In our government systems segment, the primary factors determining cash needs tend to be the type and mix of contracts in backlog (e.g., product or service, development or production) and timing of payments (including restrictions on the timing of cash payments under U.S. government procurement regulations). Other factors affecting the cash needs of our commercial networks and government systems segments include contract duration and program performance. For example, if a program is performing well and meeting its contractual requirements, then its cash flow requirements are usually lower.

To further enhance our liquidity position, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public and/or private capital markets. In March 2013, we filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of debt securities, common stock, preferred stock, depositary shares, warrants and rights. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering.

Our future capital requirements will depend upon many factors, including the timing and amount of cash required for our ViaSat-2 satellite project and any future broadband satellite projects we may engage in, expansion of our research and development and marketing efforts, and the nature and timing of orders. Additionally, we will continue to evaluate possible acquisitions of, or investments in complementary businesses, products and technologies which may require the use of cash or additional financing. We believe that our current cash balances and net cash expected to be provided by operating activities along with availability under our Credit Facility will be sufficient to meet our anticipated operating requirements for at least the next twelve months.

Cash flows

Cash provided by operating activities for fiscal year 2013 was $91.8 million compared to cash provided by operating activities of $141.4 million for fiscal year 2012. This $49.7 million decrease was primarily driven by our operating results (net loss adjusted for depreciation, amortization and other non-cash charges) which generated $32.8 million of higher cash outflows, coupled with a $24.0 million year-over-year increase in cash used to fund net operating assets needs, offset by a $7.1 million net cash inflow related to our refinancing of the 2016 Notes. The increase in cash outflows from our operating results was primarily due to the significant operating costs we incurred during fiscal year 2013 in connection with the launch and roll-out of our ViaSat-1 satellite and related ground infrastructure and the commencement of our Exede broadband services, including upfront costs associated with our sales and marketing efforts, commissions and other costs associated with the acquisition of Exede broadband subscribers, which negatively impacted income from operations. The increase in net operating assets was mainly due to a $55.3 million increase in combined billed and unbilled accounts receivables, net, during fiscal year 2013 compared to the last fiscal year attributable to the contractual timing of certain milestones in our government systems and commercial networks segments, offset by a $21.4 million decrease in inventory mainly in our commercial networks and government systems segments during fiscal year 2013 compared to the last fiscal year primarily due to high demand for CPE terminals from domestic and international customers.

Cash used in investing activities for fiscal year 2013 was $201.6 million compared to cash used in investing activities in fiscal year 2012 of $229.0 million. The decrease in cash used in investing activities resulted primarily from a reduction of $63.2 million in cash payments for the ViaSat-1 satellite, placed in service in January 2012, and a reduction of $37.5 million in cash used for the related ViaSat-1 ground network and operating systems, offset by $72.1 million in higher capital expenditures for new CPE units and other general purpose equipment.

Cash provided by financing activities for fiscal year 2013 was $42.9 million compared to cash provided by financing activities of $219.8 million for fiscal year 2012. Cash provided by financing activities for fiscal year 2013 reflected the issuance of $300.0 million in aggregate principal amount of the Additional 2020 Notes, offset by the repurchase and redemption of all of our $275.0 million in aggregate principal amount of 2016 Notes, and $8.1 million in debt issuance costs. Cash provided by financing activities for fiscal year 2012 reflected the issuance of $275.0 million in aggregate principal amount of Initial 2020 Notes. In addition, during fiscal year 2013 we had no borrowings or repayments under our Credit Facility compared to $60.0 million in repayments, net of borrowings, under our Credit Facility during fiscal year 2012. Cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, and cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

Satellite service-related activities

On May 15, 2013, we entered into an agreement with The Boeing Company (Boeing) to purchase ViaSat-2, our second high-capacity Ka-band satellite, at a price of approximately $358.0 million, plus an additional amount for launch support services to be performed by Boeing.

We have incurred higher operating costs in connection with the launch and roll-out of our ViaSat-1 satellite and related ground infrastructure and, beginning in January 2012, the launch of our Exede broadband services, as well as higher interest expense as we no longer capitalize the interest expense for the debt we incurred to finance these activities. These higher operating costs included costs associated with depreciation, gateway connectivity, subscriber acquisition costs, logistics, customer care and various support systems. These higher operating costs have negatively impacted income from operations during the past two fiscal years. During fiscal year 2013, the total number of subscribers of our Exede broadband services increased, and we expect that this trend will continue. Accordingly, we expect that the resultant increase in service revenues in our satellite services segment will improve income (loss) from operations for that segment over time. However, there can be no assurance that this will occur. We also expect our subscriber acquisition costs to increase during fiscal year 2014 due to the expected increase in the number of subscribers on our Exede broadband services, which results in an increase of CPE-related capital expenditures.

We are involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of business, including actions with respect to intellectual property claims and other matters. See “Legal Proceedings” in Item 3 for a discussion of certain patent infringement litigation involving SS/L and Loral. Regardless of the outcome, litigation can have an adverse impact on us because we expect to incur costs, which may vary based on interim rulings, discovery and other related activities. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period.

Credit Facility

As of March 29, 2013, the Credit Facility provided a revolving line of credit of $325.0 million (including up to $50.0 million of letters of credit) with a maturity date of May 9, 2017. Borrowings under the Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. The Credit Facility is guaranteed by certain of our domestic subsidiaries and secured by substantially all of our respective assets. The Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. We were in compliance with our financial covenants under the Credit Facility as of March 29, 2013. At March 29, 2013, we had no outstanding borrowings under the Credit Facility and $38.2 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of March 29, 2013 of $286.8 million. Subsequent to the fiscal year end, on May 15, 2013, the Credit Facility was amended to increase the permitted total leverage ratio for each of the quarters of fiscal year 2014.

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

As a result of the repurchase and redemption of the 2016 Notes, we recognized a $26.5 million loss on extinguishment of debt during the fiscal year ended March 29, 2013, which was comprised of $19.8 million in cash payments (including tender offer consideration, consent payments, redemption premium and related professional fees), and $6.7 million in non-cash charges (including unamortized discount and unamortized debt issuance costs).

Senior Notes due 2020

In February 2012, we issued $275.0 million in principal amount of Initial 2020 Notes in a private placement to institutional buyers, which were exchanged in August 2012 for substantially identical Initial 2020 Notes that had been registered with the SEC. The Initial 2020 Notes were issued at face value and are recorded as long-term debt in our consolidated financial statements. On October 12, 2012, we issued $300.0 million in principal amount of Additional 2020 Notes in a private placement to institutional buyers at an issue price of 103.50% of the principal amount, which were exchanged in January 2013 for substantially identical Additional 2020 Notes that had been registered with the SEC. The 2020 Notes are all treated as a single class. The 2020 Notes bear interest at the rate of 6.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in June 2012. Deferred financing cost associated with the issuance of the 2020 Notes is amortized to interest expense on a straight-line basis over the term of the 2020 Notes, the results of which are not materially different from the effective interest rate basis. The $10.5 million premium we received in connection with the issuance of the Additional 2020 Notes is recorded as long-term debt in our consolidated financial statements and is being amortized as a reduction to interest expense on an effective interest rate basis over the term of the Additional 2020 Notes.

The 2020 Notes are guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Credit Facility (the Guarantor Subsidiaries). The 2020 Notes and the guarantees are our and the Guarantor Subsidiaries’ general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated debt. The 2020 Notes and the guarantees are effectively junior in right of payment to our existing and future secured debt, including under the Credit Facility (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that are not guarantors of the 2020 Notes, and are senior in right of payment to all of our existing and future subordinated indebtedness.

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

Contractual Obligations

The following table sets forth a summary of our obligations at March 29, 2013:

		For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2014	2015-2016	2017-2018	Thereafter
Operating leases and satellite capacity agreements	$219,515	$79,741	$60,638	$31,334	$47,802
Other	3,698	2,242	1,456	—	—
2020 Notes	871,484	39,531	79,063	79,063	673,827
Line of credit	—	—	—	—	—
Standby letters of credit	38,189	34,787	3,402	—	—
Satellite performance incentives	37,640	1,735	3,861	4,424	27,620
Purchase commitments including satellite-related agreements	393,436	181,267	128,925	49,158	34,086

Total	$1,563,962	$339,303	$277,345	$163,979	$783,335

We purchase components from a variety of suppliers and use several subcontractors and contract manufacturers to provide design and manufacturing services for our products. During the normal course of business, we enter into agreements with subcontractors, contract manufacturers and suppliers that either allow them to procure inventory based upon criteria defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. Subsequent to the fiscal year end, we entered into a satellite construction contract for ViaSat-2, a second high-capacity Ka-band satellite. See “Liquidity and Capital Resources – Satellite service-related activities.”

Our consolidated balance sheets included $52.6 million and $50.4 million of “other liabilities” as of March 29, 2013 and March 30, 2012, respectively, which primarily consisted of the long-term portion of our satellite performance incentives obligation, our long-term warranty obligations, the long-term portion of deferred rent, long-term portion of deferred revenue, long-term deferred income taxes and long-term unrecognized tax position liabilities. With the exception of the long-term portion of our satellite performance incentives obligation, these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 8 to our consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 13 to our consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at March 29, 2013 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this report.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, short-term and long-term obligations, including the Credit Facility and the 2020 Notes, and foreign currency forward contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of March 29, 2013, we had no outstanding borrowings under our Credit Facility and $575.0 million in aggregate principal amount outstanding of the 2020 Notes, and we held no short-term investments. Our 2020 Notes bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant portion of our cash balance in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Given recent declines in interest rates, our interest income has been and may continue to be negatively impacted. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by approximately $0.4 million and $0.1 million, respectively, for each of the fiscal years ended March 29, 2013 and March 30, 2012. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. Under the Credit Facility, the effective interest rate as of March 29, 2013 that would have been applied to any new Eurodollar note based borrowings under the Credit Facility was approximately 3.80%. As of March 29, 2013, we had no outstanding borrowings under our Credit Facility. Accordingly, assuming the outstanding balance remained constant over a year, changes in interest rates applicable to our Credit Facility would have no effect on our interest incurred and cash flow.

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

As of March 29, 2013, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign currency forward contracts with a notional amount of $7.0 million had a fair value of approximately $0.3 million and were recorded in accrued liabilities as of March 29, 2013. If the foreign currency forward rate for the Euro to the U.S. dollar on these foreign currency forward contracts had changed by 10%, the fair value of these foreign currency forward contracts as of March 29, 2013 would have changed by approximately $0.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements at March 29, 2013 and March 30, 2012 and for each of the three fiscal years in the period ended March 29, 2013, and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this report on pages F-1 through F-49.

Summarized Quarterly Data (Unaudited)

The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. Summarized quarterly data for fiscal years 2013 and 2012 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2013
Total revenues	$241,763	$282,822	$286,442	$308,663
(Loss) income from operations	(13,789)	(859)	1,266	(6,980)
Net (loss) income	(14,433)	(7,857)	(20,614)	2,275
Net (loss) income attributable to ViaSat, Inc.	(14,420)	(7,907)	(20,776)	1,931
Basic net (loss) income per share	(0.33)	(0.18)	(0.47)	0.04
Diluted net (loss) income per share	(0.33)	(0.18)	(0.47)	0.04
2012
Total revenues	$195,101	$223,024	$204,964	$240,538
Income (loss) from operations	1,301	4,956	1,792	(5,855)
Net income (loss)	1,594	8,169	5,118	(7,283)
Net income (loss) attributable to ViaSat, Inc.	1,759	7,975	5,140	(7,378)
Basic net income (loss) per share	0.04	0.19	0.12	(0.17)
Diluted net income (loss) per share	0.04	0.18	0.12	(0.17)

Summarized quarterly data for the third quarter of fiscal year 2013 reflects a $26.5 million loss on extinguishment of debt. Refer to Note 5 to the consolidated financial statements for discussion of the refinancing of the 2016 Notes and associated loss on extinguishment of debt.

Basic and diluted net income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income (loss) per share.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 29, 2013, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 29, 2013.

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management concluded that its internal control over financial reporting was effective as of March 29, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of March 29, 2013, as stated in their report which appears on page F-1.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended March 29, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in our definitive Proxy Statement to be filed with the SEC in connection with our 2013 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Corporate Governance Principles and Board Matters,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.

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

Exhibits

The Exhibit Index on page 66 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

By:	/s/ MARK DANKBERG
Chairman and Chief Executive Officer

Date: May 24, 2013

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Mark Dankberg and Bruce Dirks, jointly and severally, his attorneys-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK DANKBERG Mark Dankberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 24, 2013

/s/ BRUCE DIRKS Bruce Dirks	Chief Financial Officer (Principal Financial Officer)	May 24, 2013

/s/ SHAWN DUFFY Shawn Duffy	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	May 24, 2013

/s/ ROBERT BOWMAN Robert Bowman	Director	May 24, 2013

/s/ ROBERT JOHNSON Robert Johnson	Director	May 24, 2013

/s/ ALLEN LAY Allen Lay	Director	May 24, 2013

/s/ JEFFREY NASH Jeffrey Nash	Director	May 24, 2013

/s/ JOHN STENBIT John Stenbit	Director	May 24, 2013

/s/ HARVEY WHITE Harvey White	Director	May 24, 2013

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.	10-Q	000-21767	3.1	11/14/2000

3.2	Second Amended and Restated Bylaws of ViaSat, Inc.	8-K	000-21767	3.1	12/04/2012

4.1	Form of Common Stock Certificate	S-1/A	333-13183	4.1	11/05/1996

4.2	Indenture dated as of February 27, 2012 by and among ViaSat, Inc., Wilmington Trust, National Association, as trustee, and the guarantors party thereto	8-K	000-21767	4.1	02/27/2012

4.3	Form of 6.875% Senior Note due 2020 of ViaSat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.2 hereto)	8-K	000-21767	4.1	02/27/2012

10.1	Form of Indemnification Agreement between ViaSat, Inc. and each of its directors and officers	8-K	000-21767	99.1	03/07/2008

10.2*	ViaSat, Inc. Employee Stock Purchase Plan (as Amended and Restated Effective July 1, 2009)	8-K	000-21767	10.1	10/05/2009

10.3*	1996 Equity Participation Plan of ViaSat, Inc. (As Amended and Restated Effective September 20, 2012)	8-K	000-21767	10.1	09/20/2012

10.4*	Form of Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.2	10/02/2008

10.5*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.3	10/02/2008

10.6*	Form of Executive Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.4	10/02/2008

10.7*	Form of Non-Employee Director Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.3	10/05/2009

10.8*	Form of Change in Control Severance Agreement between ViaSat, Inc. and each of its executive officers	8-K	000-21767	10.1	08/04/2010

10.9*	Separation Agreement dated as of August 22, 2012 between ViaSat, Inc. and Ronald Wangerin	8-K	000-21767	10.1	08/23/2012

10.10	Fifth Amended and Restated Revolving Loan Agreement dated May 9, 2012 by and among ViaSat, Inc., Union Bank, N.A. (as administrative agent and collateral agent) and the other lenders party thereto	8-K	000-21767	10.1	05/15/2012

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.11	First Amendment to Fifth Amended and Restated Revolving Loan Agreement dated as of September 26, 2012 by and among ViaSat, Inc., Union Bank, N.A. (as administrative agent and collateral agent) and the lenders party thereto	8-K	000-21767	10.1	09/27/2012

10.12	Second Amendment to Fifth Amended and Restated Revolving Loan Agreement dated as of March 11, 2013 by and among ViaSat, Inc., Union Bank, N.A. (as administrative agent and collateral agent) and the other lenders party thereto	8-K	000-21767	10.1	03/14/2013

10.13	Third Amendment to Fifth Amended and Restated Revolving Loan Agreement dated as of May 15, 2013 by and among ViaSat, Inc., Union Bank, N.A. (as administrative agent and collateral agent) and the other lenders party thereto	8-K	000-21767	10.1	05/17/2013

10.14	Lease dated March 24, 1998 by and between W9/LNP Real Estate Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, California)	10-K	000-21767	10.27	06/29/1998

10.15	Amendment to Lease dated June 17, 2004 by and between Levine Investments Limited Partnership and ViaSat, Inc. (6155 El Camino Real, Carlsbad, CA)	10-Q	000-21767	10.1	08/10/2004

10.16†	Award/Contract dated March 10, 2010 between ViaSat, Inc. and Space and Naval Warfare Systems	10-K/A	000-21767	10.19	08/03/2010

21.1	Subsidiaries					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer					X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer					X

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

*	Indicates management contract, compensatory plan or arrangement.
†	Portions of this exhibit (indicated by asterisks) have been omitted and separately filed with the Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ViaSat, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of ViaSat, Inc. and its subsidiaries at March 29, 2013 and March 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Diego, California

May 24, 2013

VIASAT, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 29, 2013	As of March 30, 2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$105,738	$172,583
Accounts receivable, net	266,970	211,690
Inventories	106,281	127,646
Deferred income taxes	25,065	20,316
Prepaid expenses and other current assets	40,819	30,917

Total current assets	544,873	563,152

Satellites, net	535,090	585,731
Property and equipment, net	378,691	294,973
Other acquired intangible assets, net	47,170	63,041
Goodwill	83,000	83,461
Other assets	205,248	136,795

Total assets	$1,794,072	$1,727,153

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$83,009	$75,040
Accrued liabilities	161,909	159,762
Current portion of other long-term debt	2,230	1,240

Total current liabilities	247,148	236,042

Senior notes, net	584,993	547,791
Other long-term debt	1,456	774
Other liabilities	52,640	50,353

Total liabilities	886,237	834,960

Commitments and contingencies (Notes 11 and 12)
Equity:
ViaSat, Inc. stockholders’ equity
Series A, convertible preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 29, 2013 and March 30, 2012, respectively	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized; 44,974,186 and 43,048,528 shares outstanding at March 29, 2013 and March 30, 2012, respectively	4	4
Paid-in capital	715,115	649,672
Retained earnings	221,046	262,218
Common stock held in treasury, at cost, 947,607 and 727,674 shares at March 29, 2013 and March 30, 2012, respectively	(33,770)	(25,358)
Accumulated other comprehensive income	606	1,439

Total ViaSat, Inc. stockholders’ equity	903,001	887,975
Noncontrolling interest in subsidiary	4,834	4,218

Total equity	907,835	892,193

Total liabilities and equity	$1,794,072	$1,727,153

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	March 29, 2013	March 30, 2012	April 1, 2011
	(In thousands, except per share data)
Revenues:
Product revenues	$664,417	$542,064	$523,938
Service revenues	455,273	321,563	278,268

Total revenues	1,119,690	863,627	802,206
Operating expenses:
Cost of product revenues	484,973	402,794	389,945
Cost of service revenues	363,188	233,187	160,623
Selling, general and administrative	240,859	181,728	164,265
Independent research and development	35,448	24,992	28,711
Amortization of acquired intangible assets	15,584	18,732	19,409

(Loss) income from operations	(20,362)	2,194	39,253
Other income (expense):
Interest income	173	60	323
Interest expense	(43,993)	(8,307)	(3,154)
Loss on extinguishment of debt	(26,501)	—	—

(Loss) income before income taxes	(90,683)	(6,053)	36,422
Benefit from income taxes	(50,054)	(13,651)	(2)

Net (loss) income	(40,629)	7,598	36,424
Less: Net income attributable to the noncontrolling interest, net of tax	543	102	309

Net (loss) income attributable to ViaSat, Inc.	$(41,172)	$7,496	$36,115

Net (loss) income per share attributable to ViaSat, Inc. common stockholders:
Basic net (loss) income per share attributable to ViaSat, Inc. common stockholders	$(0.94)	$0.18	$0.88
Diluted net (loss) income per share attributable to ViaSat, Inc. common stockholders	$(0.94)	$0.17	$0.84
Shares used in computing basic net (loss) income per share	43,931	42,325	40,858
Shares used in computing diluted net (loss) income per share	43,931	44,226	43,059

Comprehensive income (loss):
Net (loss) income	$(40,629)	$7,598	$36,424
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on hedging, net of tax	76	(452)	182
Foreign currency translation adjustments, net of tax	(909)	(386)	1,636

Other comprehensive (loss) income, net of tax	(833)	(838)	1,818
Comprehensive (loss) income	(41,462)	6,760	38,242

Less: comprehensive income attributable to the noncontrolling interest, net of tax	543	102	309

Comprehensive (loss) income attributable to ViaSat, Inc.	$(42,005)	$6,658	$37,933

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	March 29, 2013	March 30, 2012	April 1, 2011
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(40,629)	$7,598	$36,424
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	134,133	101,507	83,629
Amortization of intangible assets	23,038	24,004	19,424
Deferred income taxes	(50,728)	(13,330)	(4,098)
Stock-based compensation expense	27,035	21,382	17,440
Loss on disposition of fixed assets	12,109	5,814	6,999
Non-cash loss on extinguishment of debt	6,726	—	—
Repayment of discount on the 2016 Notes	(3,418)	—	—
Receipt of premium on the Additional 2020 Notes	10,500	—	—
Other non-cash adjustments	4,301	1,793	503
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(57,124)	(21,026)	(14,138)
Inventories	21,233	(25,271)	(14,030)
Other assets	(15,471)	(9,266)	3,151
Accounts payable	4,564	7,679	6,644
Accrued liabilities	9,406	33,280	32,441
Other liabilities	6,123	7,285	(4,772)

Net cash provided by operating activities	91,798	141,449	169,617
Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(176,295)	(204,973)	(208,285)
Cash paid for patents, licenses and other assets	(25,270)	(24,049)	(15,986)
Payments related to acquisition of businesses, net of cash acquired	—	—	(13,456)

Net cash used in investing activities	(201,565)	(229,022)	(237,727)
Cash flows from financing activities:
Proceeds from issuance of 2020 Notes	300,000	275,000	—
Repayment of 2016 Notes	(271,582)	—	—
Payment of debt issuance costs	(8,059)	(5,706)	(2,775)
Proceeds from line of credit borrowings	—	130,000	40,000
Payments on line of credit	—	(190,000)	(40,000)
Proceeds from issuance of common stock under equity plans	31,001	19,341	26,398
Purchase of common stock in treasury	(8,412)	(7,451)	(5,880)
Other	—	(1,386)	—
Incremental tax benefits from stock-based compensation	—	—	867

Net cash provided by financing activities	42,948	219,798	18,610
Effect of exchange rate changes on cash	(26)	(132)	359

Net (decrease) increase in cash and cash equivalents	(66,845)	132,093	(49,141)
Cash and cash equivalents at beginning of fiscal year	172,583	40,490	89,631

Cash and cash equivalents at end of fiscal year	$105,738	$172,583	$40,490

Supplemental information:
Cash paid for interest (net of amounts capitalized)	$32,004	$5,964	$2,797

Cash paid (received) for income taxes, net	$931	$(3,966)	$(6,563)

Non-cash investing and financing activities:
Capitalization of estimated satellite performance incentives obligation	$227	$22,300	$—
Issuance of stock in satisfaction of certain accrued employee compensation liabilities	$7,060	$6,340	$5,096
Capitalization of non-cash portion of interest expense and stock-based compensation to constructed assets	$520	$3,802	$3,261
Issuance of common stock in connection with acquisitions	$—	$—	$4,630
Fair value of assets acquired in business combinations, excluding cash acquired	$—	$—	$22,699
Liabilities assumed in business combinations	$—	$—	$4,613

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	ViaSat, Inc. Stockholders
	Common Stock				Common Stock Held in Treasury		Accumulated Other Comprehensive Income (Loss)
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount		Noncontrolling Interest in Subsidiary	Total
	(In thousands, except share data)
Balance at April 2, 2010	40,199,770	$4	$545,962	$218,607	(407,137)	$(12,027)	$459	$3,745	$756,750
Exercise of stock options	1,124,415	—	22,101	—	—	—	—	—	22,101
Issuance of stock under Employee Stock Purchase Plan	159,940	—	4,297	—	—	—	—	—	4,297
Stock-based compensation	—	—	17,640	—	—	—	—	—	17,640
Tax benefit from exercise of stock options and release of RSU awards	—	—	1,303	—	—	—	—	—	1,303
Shares issued in settlement of certain accrued employee compensation liabilities	162,870	—	5,096	—	—	—	—	—	5,096
RSU awards vesting	433,173	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(153,226)	(5,880)	—	—	(5,880)
Shares issued in connection with acquisition of business, net of issuance costs	144,962	—	4,630	—	—	—	—	—	4,630
Other noncontrolling interest activity	—	—	—	—	—	—	—	62	62
Net income	—	—	—	36,115	—	—	—	309	36,424
Other comprehensive income, net of tax	—	—	—	—	—	—	1,818	—	1,818

Balance at April 1, 2011	42,225,130	$4	$601,029	$254,722	(560,363)	$(17,907)	$2,277	$4,116	$844,241
Exercise of stock options	795,634	—	14,681	—	—	—	—	—	14,681
Issuance of stock under Employee Stock Purchase Plan	126,302	—	4,660	—	—	—	—	—	4,660
Stock-based compensation	—	—	22,962	—	—	—	—	—	22,962
Shares issued in settlement of certain accrued employee compensation liabilities	156,825	—	6,340	—	—	—	—	—	6,340
RSU awards vesting	472,311	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(167,311)	(7,451)	—	—	(7,451)
Net income	—	—	—	7,496	—	—	—	102	7,598
Other comprehensive loss, net of tax	—	—	—	—	—	—	(838)	—	(838)

Balance at March 30, 2012	43,776,202	$4	$649,672	$262,218	(727,674)	$(25,358)	$1,439	$4,218	$892,193
Exercise of stock options	1,178,573	—	25,915	—	—	—	—	—	25,915
Issuance of stock under Employee Stock Purchase Plan	157,636	—	5,086	—	—	—	—	—	5,086
Stock-based compensation	—	—	27,382	—	—	—	—	—	27,382
Shares issued in settlement of certain accrued employee compensation liabilities	197,149	—	7,060	—	—	—	—	—	7,060
RSU awards vesting	612,233	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(219,933)	(8,412)	—	—	(8,412)
Other noncontrolling interest activity	—	—	—	—	—	—	—	73	73
Net (loss) income	—	—	—	(41,172)	—	—	—	543	(40,629)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(833)	—	(833)

Balance at March 29, 2013	45,921,793	$4	$715,115	$221,046	(947,607)	$(33,770)	$606	$4,834	$907,835

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s fiscal year is the 52 or 53 weeks ending on the Friday closest to March 31 of the specified year. For example, references to fiscal year 2013 refer to the fiscal year ended March 29, 2013. The Company’s quarters for fiscal year 2013 ended on June 29, 2012, September 28, 2012, December 28, 2012 and March 29, 2013. This results in a 53 week fiscal year approximately every four to five years. Fiscal years 2013, 2012 and 2011 were each 52 week years.

Certain prior period amounts have been reclassified to conform to the current period presentation.

During the second quarter of fiscal year 2011, the Company completed the acquisition of Stonewood Group Limited (Stonewood), a privately held company registered in England and Wales. This acquisition was accounted for as a purchase and accordingly, the consolidated financial statements include the operating results of Stonewood from the date of acquisition (see Note 9).

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

Cash equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase.

Accounts receivable, unbilled accounts receivable and allowance for doubtful accounts

The Company records receivables at net realizable value including an allowance for estimated uncollectible accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

experience, credit quality, the age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. Amounts determined to be uncollectible are charged or written off against the reserve. Historically, the Company’s allowance for doubtful accounts has been minimal primarily because a significant portion of its sales has been to the U.S. government or with respect to its satellite services commercial business, the Company bills and collects in advance.

Unbilled accounts receivables consist of costs and fees earned and billable on contract completion or other specified events. Unbilled accounts receivables are generally expected to be billed and collected within one year.

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

Revenues from the U.S. government comprised 24.1%, 19.9% and 24.5% of total revenues for fiscal years 2013, 2012 and 2011, respectively. Billed accounts receivable to the U.S. government as of March 29, 2013 and March 30, 2012 were 37.9% and 21.4%, respectively, of total billed receivables. In addition, none of the Company’s commercial customers comprised 10.0% or more of total revenues for fiscal years 2013, 2012 and 2011. The Company’s five largest contracts generated approximately 24.0%, 19.6% and 21.2% of the Company’s total revenues for the fiscal years ended March 29, 2013, March 30, 2012 and April 1, 2011, respectively.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (Accounting Standards Codification (ASC) 835-20). With respect to assets under construction, the Company capitalized $3.1 million of interest expense during the fiscal year ended March 29, 2013. With respect to ViaSat-1, related gateway and networking equipment and other assets, the Company capitalized $25.9 million and $28.3 million of interest expense during the fiscal years ended March 30, 2012 and April 1, 2011, respectively.

The Company owns two satellites: ViaSat-1 (its high-capacity Ka-band spot-beam satellite, which was successfully launched into orbit in October 2011 and commenced commercial operation in January 2012) and WildBlue-1 (which was placed into service in March 2007). Subsequent to the fiscal year end, the Company announced the entry into a satellite construction contract for ViaSat-2, a second high-capacity Ka-band satellite. In addition, the Company has an exclusive prepaid lifetime capital lease of Ka-band capacity over the continental United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and owns related gateway and networking equipment for all of its satellites. The Company periodically reviews the remaining estimated useful life of its satellites to determine if revisions to estimated lives are necessary. The Company procured indoor and outdoor customer premise equipment (CPE) units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property and equipment in the accompanying consolidated financial statements. The Company depreciates the satellites, gateway and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of March 29, 2013 were $170.9 million and $51.5 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of March 30, 2012 were $85.3 million and $33.1 million, respectively.

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

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the legal or estimated economic life. Total capitalized costs of $3.2 million related to patents were included in other assets as of March 29, 2013 and March 30, 2012. The Company has capitalized costs of $8.6 million and $8.4 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of March 29, 2013 and March 30, 2012, respectively. Accumulated amortization related to these assets was approximately $0.7 million and $0.4 million as of March 29, 2013 and March 30, 2012, respectively. Amortization expense related to these assets was an insignificant amount for each of the fiscal years ended March 29, 2013, March 30, 2012, and April 1, 2011. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During fiscal years 2013, 2012 and 2011, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense on a straight-line basis over the expected term of the related debt, the results of which are not materially different from the effective interest rate basis. During fiscal years 2013, 2012 and 2011, the Company paid and capitalized approximately $8.1 million, $5.7 million and $2.8 million, respectively, in debt issuance costs. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss). Other unamortized debt issuance costs are recorded in prepaid expenses and other current assets and in other long-term assets in the consolidated balance sheets, depending on the amounts expected to be amortized to interest expense within the next twelve months.

Software development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $60.6 million and $42.0 million related to software developed for resale were included in other assets as of March 29, 2013 and March 30, 2012, respectively. The Company capitalized $25.8 million and $22.7 million of costs related to software developed for resale for fiscal years ended March 29, 2013 and March 30, 2012, respectively. Amortization expense for software development costs was $7.2 million and $5.2 million during fiscal years 2013 and 2012, respectively. There was no amortization expense of software development costs during fiscal year 2011.

Impairment of long-lived and other long-term assets (property, equipment, and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), the Company assesses potential impairments to long-lived assets, including property, equipment and satellites, and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by the Company for fiscal years 2013, 2012 and 2011.

The Company accounts for its goodwill under the authoritative guidance for goodwill and other intangible assets (ASC 350) and Accounting Standards Update (ASU) 2011-08 (ASU 2011-08), Intangibles—Goodwill and

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other (ASC 350): Testing Goodwill for Impairment, which simplifies how the Company tests goodwill for impairment. Recent authoritative guidance allows the Company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after completing the qualitative assessment the Company determines that it is more likely than not that the estimated fair value is greater than the carrying value, the Company concludes that no impairment exists. If it is more likely than not that the carrying value of reporting unit exceeds estimated fair value, the Company compares the fair value of reporting unit to its carrying value. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value, resulting in goodwill impairment. The Company tests goodwill for impairment during the fourth quarter every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

The qualitative analysis included assessing the impact of changes in certain factors including (1) changes in forecasted operating results and comparing actual results to projections, (2) changes in the industry or the Company’s competitive environment since the acquisition date, (3) changes in the overall economy, the Company’s market share and market interest rates since the acquisition date, (4) trends in the stock price, related market capitalization and enterprise values, (5) trends in peer companies total enterprise value metrics, and (6) additional factors such as management turnover, changes in regulation and changes in litigation matters.

Based on the Company’s qualitative assessment performed during the fourth quarter of fiscal year 2013, the Company concluded that it was more likely than not that the estimated fair value of the Company’s reporting units exceeded its carrying value as of March 29, 2013 and therefore determined it was not necessary to perform the two step goodwill impairment test. No impairments were recorded by the Company related to goodwill and other intangible assets for fiscal years 2013, 2012 and 2011.

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

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods, as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $2.3 million and $1.7 million as of March 29, 2013 and March 30, 2012, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At March 29, 2013 and March 30, 2012, no such amounts were accrued related to the aforementioned provisions.

Noncontrolling interest

A noncontrolling interest represents the equity interest in a subsidiary that is not attributable, either directly or indirectly, to the Company and is reported as equity of the Company, separately from the Company’s controlling interest. Revenues, expenses, gains, losses, net income (loss) and other comprehensive income (loss) are reported in the consolidated financial statements at the consolidated amounts, which include the amounts attributable to both the controlling and noncontrolling interest.

Common stock held in treasury

During fiscal years 2013, 2012 and 2011, the Company issued 612,233, 472,311 and 433,173 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company repurchased 219,933, 167,311 and 153,226 shares of common stock with a total value of $8.4 million, $7.5 million and $5.9 million during fiscal years 2013, 2012 and 2011, respectively.

Repurchased shares of common stock of 947,607 and 727,674 were held in treasury as of March 29, 2013 and March 30, 2012, respectively.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive income (loss) as unrealized gains (losses) on derivative instruments until the underlying transaction affects the Company’s earnings, at which time they are then recorded in the same income statement line as the underlying transaction.

The fair values of the Company’s outstanding foreign currency forward contracts as of March 29, 2013 and March 30, 2012 were as follows:

	March 29, 2013		March 30, 2012
Derivatives designated as hedging instruments	Other current assets	Accrued liabilities	Other current assets	Accrued liabilities
	(In thousands)
Foreign currency forward contracts	$—	$318	$—	$443

Total derivatives designated as hedging instruments	$—	$318	$—	$443

The notional value of foreign currency forward contracts outstanding as of March 29, 2013 and March 30, 2012 was $7.0 million and $9.6 million, respectively.

The effects of foreign currency forward contracts in cash flow hedging relationships during fiscal year 2013 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(In thousands)
Foreign currency forward contracts	$(733)	Cost of product revenues	$(858)	Not applicable	$—

Total	$(733)		$(858)		$—

The effects of foreign currency forward contracts in cash flow hedging relationships during fiscal year 2012 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(In thousands)
Foreign currency forward contracts	$(766)	Cost of product revenues	$(142)	Not applicable	$—

Total	$(766)		$(142)		$—

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of foreign currency forward contracts in cash flow hedging relationships during fiscal year 2011 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(In thousands)
Foreign currency forward contracts	$182	Cost of product revenues	$857	Not applicable	$—

Total	$182		$857		$—

At March 29, 2013, the estimated net amount of unrealized gains or losses related to foreign currency forward contracts that was expected to be reclassified to earnings within the next twelve months was approximately $0.3 million. The Company’s foreign currency forward contracts outstanding as of March 29, 2013 will mature within two to twenty-three months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for fiscal years 2013, 2012 and 2011.

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

In the first quarter of fiscal year 2011, the Company recorded an additional forward loss of $8.5 million on a government satellite communication program due to the significant additional labor and material costs for rework and testing required to complete the program requirements and specifications. Including this program, in fiscal years 2013, 2012 and 2011, the Company recorded losses of approximately $3.1 million, $1.4 million and $12.1 million, respectively, related to loss contracts.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also enters into certain leasing arrangements with customers and evaluates the contracts in accordance with the authoritative guidance for leases (ASC 840). The Company’s accounting for equipment leases involves specific determinations under the authoritative guidance for leases, which often involve complex provisions and significant judgments. In accordance with the authoritative guidance for leases, the Company classifies the transactions as sales type or operating leases based on: (1) review for transfers of ownership of the equipment to the lessee by the end of the lease term, (2) review of the lease terms to determine if it contains an option to purchase the leased equipment for a price which is sufficiently lower than the expected fair value of the equipment at the date of the option, (3) review of the lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and (4) review of the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. Additionally, the Company considers the cancelability of the contract and any related uncertainty of collections or risk in recoverability of the lease investment at lease inception. Revenue from sales type leases is recognized at the inception of the lease or when the equipment has been delivered and installed at the customer site, if installation is required. Revenues from equipment rentals under operating leases are recognized as earned over the lease term, which is generally on a straight-line basis.

In accordance with the authoritative guidance for revenue recognition for multiple element arrangements, ASU 2009-13, Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements, which updates ASC 605-25, Revenue Recognition-Multiple element arrangements, of the Financial Accounting Standards Board (FASB) codification, for substantially all of the arrangements with multiple deliverables, the Company allocates revenue to each element based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: vendor specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE are available (a description as to how the Company determines VSOE, TPE and ESP is provided below). If a tangible hardware systems product includes software, the Company determines whether the tangible hardware systems product and the software work together to deliver the product’s essential functionality and, if so, the entire product is treated as a nonsoftware deliverable. The total arrangement consideration is allocated to each separate unit of accounting for each of the nonsoftware deliverables using the relative selling prices of each unit based on the aforementioned selling price hierarchy. Revenue for each separate unit of accounting is recognized when the applicable revenue recognition criteria for each element have been met.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Collections in excess of revenues and deferred revenues represent cash collected from customers in advance of revenue recognition and are recorded in accrued liabilities for obligations within the next twelve months. Amounts for obligations extending beyond twelve months are recorded within other liabilities in the consolidated financial statements.

Contract costs on U.S. government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. government agencies, as well as negotiations with U.S. government representatives. The Company’s incurred cost audits by the DCAA have not been completed for fiscal year 2004 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal year 2003 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of March 29, 2013 and March 30, 2012, the Company had $7.2 million and $6.7 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 12).

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in selling, general and administrative expenses (SG&A). Advertising expenses for fiscal years 2013, 2012 and 2011 were $21.8 million, $2.8 million and $2.2 million, respectively.

Commissions

The Company compensates third parties based on specific commission programs directly related to certain product and service sales. These commission costs are recorded as an element of SG&A expense as incurred.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense on a straight-line basis over the employee’s requisite service period. Stock-based compensation expense is recognized in the consolidated statements of operations and comprehensive income (loss) for fiscal years 2013, 2012 and 2011 only for those awards ultimately expected to vest, with forfeitures estimated at the date of grant. The authoritative guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For purposes of recognizing landlord incentives and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date that it obtains the legal right to use and control the leased space to begin recording rent expense, which is generally when the Company enters the space and begins to make improvements in preparation of occupying new space. For tenant improvement allowances funded by landlord incentives and rent holidays, the Company records a deferred lease incentive liability in accrued and other long-term liabilities on the consolidated balance sheets and amortizes the deferred liability as a reduction to rent expense on the consolidated statements of operations and comprehensive income (loss) over the term of the lease.

Certain lease agreements contain rent escalation clauses which provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy. Such increasing rent expense is recorded in the consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the lease term.

At March 29, 2013 and March 30, 2012, deferred rent included in accrued liabilities in the Company’s consolidated balance sheets was $0.8 million and $0.7 million, respectively, and deferred rent included in other long-term liabilities in the Company’s consolidated balance sheets was $9.0 million and $8.2 million, respectively.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred income tax expense (benefit) is the net change during the year in the deferred income tax asset or liability. The Company’s analysis of the need for a valuation allowance considered the loss incurred during the fiscal year ended March 29, 2013. However, a substantial portion of the loss incurred in such period was the result of an extinguishment of debt charge that was recorded upon the refinancing of the Company’s former 8.875% Senior Notes due 2016 (the 2016 Notes) with additional 6.875% Senior Notes due 2020 (the Additional 2020 Notes), which is expected to provide a benefit to net income in the future due to the lower interest rate of the Additional 2020 Notes. The Company’s evaluation considered other factors, including the Company’s history of positive earnings, taxable income adjusted for certain items, the Company’s significant growth in contractual backlog, and trends and forecasted income by jurisdiction. Consideration was also given to the lengthy period over which these net deferred tax assets can be realized, and the Company’s history of not having federal tax loss carryforwards expire unused.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per share

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding and potential common stock, if dilutive during the period. Potential common stock includes options granted and restricted stock units awarded under the Company’s equity compensation plan which are included in the earnings per share calculations using the treasury stock method, common shares expected to be issued under the Company’s employee stock purchase plan, and shares potentially issuable under the amended ViaSat 401(k) Profit Sharing Plan in connection with the Company’s decision to pay a discretionary match in common stock or cash. The weighted average number of shares used to calculate basic and diluted net income (loss) per share attributable to ViaSat, Inc. common stockholders is the same for the fiscal year ended March 29, 2013, as the Company incurred a net loss for fiscal year 2013 and inclusion of common share equivalents would be antidilutive.

Segment reporting

The Company’s satellite services, commercial networks and government systems segments are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides retail and wholesale satellite-based broadband services for its consumer, enterprise and mobile broadband customers in the United States, as well as managed network services for the satellite communication systems of the Company’s consumer, enterprise and mobile broadband customers worldwide. The Company’s commercial networks segment develops and produces a variety of advanced end-to-end satellite and other wireless communication systems and ground networking equipment and products, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment develops and produces network-centric, internet protocol (IP)-based secure fixed and mobile government communications systems, products, services and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance (see Note 15).

Recent authoritative guidance

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (ASC 220): Presentation of Comprehensive Income. The new authoritative guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. The authoritative guidance became effective for the Company beginning in the first quarter of fiscal year 2013. In the first quarter of fiscal year 2013, the Company retrospectively adopted the new accounting standard for the presentation of comprehensive income in financial statements which resulted in the presentation of a total for comprehensive income (loss), and the components of net income (loss) and other comprehensive income (loss) in one statement. The adoption of this standard only changed how the Company presents comprehensive income (loss) and did not impact the Company’s consolidated financial position, results of operations or cash flows.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (ASC 350): Testing Indefinite-Lived Intangible Assets for Impairment. The new authoritative guidance simplifies the requirements for testing for indefinite-lived intangible assets other than goodwill and permits an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative fair value test. The guidance is effective for the Company for annual and, if any, interim impairment tests in fiscal year 2014 with early adoption permitted. The Company anticipates that the adoption of this standard will not have a material impact on its consolidated financial statements and disclosures.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (ASC 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The guidance, effective for the Company beginning in the first quarter of fiscal year 2014, requires changes in presentation only and the Company anticipates that the adoption of this standard will not have a significant impact on its consolidated financial statements and disclosures.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (ASC 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU 2013-05 clarifies that the cumulative translation adjustment should be released into net income only when a reporting entity ceases to have a controlling financial interest in a subsidiary or a business within a foreign entity. Further, for an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. The guidance, effective for the Company beginning in the first quarter of fiscal year 2015, is not expected to have a material impact on its consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Composition of Certain Balance Sheet Captions

	As of March 29, 2013	As of March 30, 2012
	(In thousands)
Accounts receivable, net:
Billed	$134,206	$108,758
Unbilled	134,198	103,929
Allowance for doubtful accounts	(1,434)	(997)

	$266,970	$211,690

Inventories:
Raw materials	$40,308	$46,208
Work in process	21,298	23,932
Finished goods	44,675	57,506

	$106,281	$127,646

Prepaid expenses and other current assets:
Prepaid expenses	$34,257	$25,103
Other	6,562	5,814

	$40,819	$30,917

Satellites, net:
Satellite — WildBlue-1 (estimated useful life of 10 years)	$195,890	$195,890
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellite — ViaSat-1 (estimated useful life of 17 years)	363,204	362,977

	658,184	657,957
Less accumulated depreciation and amortization	(123,094)	(72,226)

	$535,090	$585,731

Property and equipment, net:
Machinery and equipment (estimated useful life of 2-5 years)	$226,884	$195,975
Computer equipment and software (estimated useful life of 2-7 years)	154,202	127,596
CPE leased equipment (estimated useful life of 3-5 years)	170,934	85,271
Furniture and fixtures (estimated useful life of 7 years)	15,716	14,093
Leasehold improvements (estimated useful life of 2-17 years)	57,691	51,205
Building (estimated useful life of 24 years)	8,923	8,923
Land held for sale	2,846	3,124
Land	1,260	1,260
Construction in progress	23,025	16,570

	661,481	504,017
Less accumulated depreciation and amortization	(282,790)	(209,044)

	$378,691	$294,973

Other assets:
Capitalized software costs, net	$60,596	$41,992
Patents, orbital slots and other licenses, net	11,100	11,194
Deferred income taxes	97,238	53,602
Other	36,314	30,007

	$205,248	$136,795

Accrued liabilities:
Collections in excess of revenues and deferred revenues	$65,822	$88,114
Accrued employee compensation	23,925	21,384
Accrued vacation	19,252	17,573
Warranty reserve, current portion	8,840	6,238
Other	44,070	26,453

	$161,909	$159,762

Other liabilities:
Deferred revenue, long-term portion	$15,360	$11,414
Deferred rent, long-term portion	8,964	8,237
Warranty reserve, long-term portion	5,267	5,413
Deferred income taxes, long-term portion	1,547	3,073
Unrecognized tax position liabilities	493	1,306
Satellite performance incentives obligation, long-term portion	21,009	20,910

	$52,640	$50,353

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 29, 2013 and March 30, 2012:

	Fair Value as of March 29, 2013	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$47,427	$47,427	$—	$—

Total assets measured at fair value on a recurring basis	$47,427	$47,427	$—	$—

Liabilities:
Foreign currency forward contracts	$318	$—	$318	$—

Total liabilities measured at fair value on a recurring basis	$318	$—	$318	$—

	Fair Value as of March 30, 2012	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$70,379	$70,379	$—	$—

Total assets measured at fair value on a recurring basis	$70,379	$70,379	$—	$—

Liabilities:
Foreign currency forward contracts	$443	$—	$443	$—

Total liabilities measured at fair value on a recurring basis	$443	$—	$443	$—

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Cash equivalents — The Company’s cash equivalents consist of money market funds. Money market funds are valued using quoted prices for identical assets in an active market with sufficient volume and frequency of transactions (Level 1).

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Long-term debt — The Company’s long-term debt consists of the initial 6.875% Senior Notes due 2020 (the Initial 2020 Notes), which were issued in the fourth quarter of fiscal year 2012 and the Additional 2020 Notes, which were issued in October 2012, collectively referred to as the 2020 Notes reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. As of March 29, 2013, the fair value of the Company’s outstanding long-term debt related to the 2020 Notes was determined using quoted prices in active markets (Level 1) and was approximately $616.7 million. As of March 30, 2012, the fair value of the Company’s outstanding long-term debt related to the Initial 2020 Notes had been determined using recent market transactions for similar notes (Level 2) and was approximately $280.2 million. The Initial 2020 Notes were exchanged in August 2012 for substantially identical Initial 2020 Notes that had been registered with the Securities and Exchange Commission (SEC), which resulted in a use of quoted prices in active markets (Level 1) to measure the fair value of the Initial 2020 Notes and change from Level 2 (as of March 30, 2012) to Level 1 (as of March 29, 2013). The fair value of the Company’s outstanding long-term debt related to the 2016 Notes, which were repurchased and redeemed in connection with the issuance of the Additional 2020 Notes, had been determined using quoted prices in active markets (Level 1) and was approximately $298.4 million as of March 30, 2012.

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

Note 4 — Goodwill and Acquired Intangible Assets

During fiscal years 2013 and 2012, the Company’s goodwill decreased by approximately $0.5 million and $0.1 million, respectively, related to the effects of foreign currency translation recorded within the Company’s government systems and commercial networks segments. Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of three to ten years, which is not materially different from the economic benefit method. Amortization expense related to other acquired intangible assets was $15.6 million, $18.7 million and $19.4 million for the fiscal years ended March 29, 2013, March 30, 2012 and April 1, 2011, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2014	$13,747
Expected for fiscal year 2015	13,671
Expected for fiscal year 2016	10,161
Expected for fiscal year 2017	4,616
Expected for fiscal year 2018	3,597
Thereafter	1,378

$47,170

The allocation of the other acquired intangible assets and the related accumulated amortization as of March 29, 2013 and March 30, 2012 is as follows:

	Weighted Average Useful Life	As of March 29, 2013			As of March 30, 2012
		Total	Accumulated Amortization	Net book Value	Total	Accumulated Amortization	Net book Value
	(In thousands)
Technology	6	$53,714	$(49,654)	$4,060	$54,240	$(47,959)	$6,281
Contracts and customer relationships	7	88,651	(51,184)	37,467	88,758	(39,966)	48,792
Satellite co-location rights	9	8,600	(3,044)	5,556	8,600	(2,119)	6,481
Trade name	3	5,680	(5,680)	—	5,680	(4,339)	1,341
Other	9	6,287	(6,200)	87	6,307	(6,161)	146

Total other acquired intangible assets		$162,932	$(115,762)	$47,170	$163,585	$(100,544)	$63,041

Note 5 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of March 29, 2013 and March 30, 2012:

	As of March 29, 2013	As of March 30, 2012
	(In thousands)
Senior Notes
2020 Notes	$575,000	$275,000
Unamortized premium on the 2020 Notes	9,993	—
2016 Notes	—	275,000
Unamortized discount on the 2016 Notes	—	(2,209)

Total senior notes, net of premium or discount	584,993	547,791
Less: current portion of senior notes	—	—

Total senior notes long-term, net	584,993	547,791

Other Long-Term Debt
Revolving credit facility	—	—
Other	3,686	2,014

Total other long-term debt	3,686	2,014
Less: current portion of other long-term debt	2,230	1,240

Other long-term debt, net	1,456	774
Total debt	588,679	549,805
Less: current portion	2,230	1,240

Long-term debt, net	$586,449	$548,565

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated aggregate amounts and timing of payments on the Company’s long-term debt obligations as of March 29, 2013 for the next five years and thereafter were as follows (excluding the effects of premium accretion on the 2020 Notes):

For the Fiscal Years Ending
(In thousands)
2014	$2,242
2015	1,456
2016	—
2017	—
2018	—
Thereafter	575,000

578,698
Less: imputed interest	12
Plus: unamortized premium on the 2020 Notes	9,993

Total	$588,679

Credit Facility

As of March 29, 2013, Company’s revolving credit facility (the Credit Facility), as amended, provided a revolving line of credit of $325.0 million (including up to $50.0 million of letters of credit), with a maturity date of May 9, 2017. Borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Credit Facility in connection with the construction of various assets during the construction period. The Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries and secured by substantially all of the Company’s and such subsidiaries’ assets.

The Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. Subsequent to the fiscal year end, on May 15, 2013, the Company amended the Credit Facility to increase the permitted total leverage ratio for each of the quarters of fiscal year 2014.

The Company was in compliance with its financial covenants under the Credit Facility as of March 29, 2013. At March 29, 2013, the Company had no outstanding borrowings under the Credit Facility and $38.2 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of March 29, 2013 of $286.8 million.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of the repurchase and redemption of the 2016 Notes, the Company recognized a $26.5 million loss on extinguishment of debt during the fiscal year ended March 29, 2013, which was comprised of $19.8 million in cash payments (including tender offer consideration, consent payments, redemption premium and related professional fees), and $6.7 million in non-cash charges (including unamortized discount and unamortized debt issuance costs).

Senior Notes due 2020

In February 2012, the Company issued $275.0 million in principal amount of Initial 2020 Notes in a private placement to institutional buyers, which were exchanged in August 2012 for substantially identical Initial 2020 Notes that had been registered with the SEC. The Initial 2020 Notes were issued at face value and are recorded as long-term debt in the Company’s consolidated financial statements. On October 12, 2012, the Company issued $300.0 million in principal amount of Additional 2020 Notes in a private placement to institutional buyers at an issue price of 103.50% of the principal amount, which were exchanged in January 2013 for substantially identical Additional 2020 Notes that had been registered with the SEC. The 2020 Notes are all treated as a single class. The 2020 Notes bear interest at the rate of 6.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in June 2012. Deferred financing cost associated with the issuance of the 2020 Notes is amortized to interest expense on a straight-line basis over the term of the 2020 Notes, the results of which are not materially different from the effective interest rate basis. The $10.5 million premium the Company received in connection with the issuance of the Additional 2020 Notes is recorded as long-term debt in the Company’s consolidated financial statements and is being amortized as a reduction to interest expense on an effective interest rate basis over the term of the Additional 2020 Notes.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 6 — Common Stock and Stock Plans

In March 2013, the Company filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of debt securities, common stock, preferred stock, depositary shares, warrants, and rights. The securities may be offered from time to time, separately or together, directly by the Company, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering.

In November 1996, the Company adopted the 1996 Equity Participation Plan (the Equity Participation Plan). The Equity Participation Plan provides for the grant to executive officers, other key employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock units and performance awards. From November 1996 to September 2012 through various amendments of the Equity Participation Plan, the Company increased the maximum number of shares reserved for issuance under this plan to 21,400,000 shares. The Company believes that such awards better align the interests of its employees with those of its stockholders. Shares of the Company’s common stock granted under the Equity Participation Plan in the form of stock options or stock appreciation right are counted against the Equity Participation Plan share reserve on a one for one basis. Shares of the Company’s common stock granted under the Equity Participation Plan as an award other than as an option or as a stock appreciation right with a per share purchase price lower than 100% of fair market value on the date of grant are counted against the Equity Participation Plan share reserve as two shares for each share of common stock up to September 22, 2010 and subsequent to September 19, 2012, and as 2.65 shares for each share of common stock during the period from September 22, 2010 to September 20, 2012. Restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date. As of March 29, 2013, the Company had granted options and restricted stock units, net of cancellations, to purchase 9,527,083 and 3,725,766 shares of common stock, respectively, under the Equity Participation Plan.

In November 1996, the Company adopted the ViaSat, Inc. Employee Stock Purchase Plan (the Employee Stock Purchase Plan) to assist employees in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. In July of 2009, the Company amended the Employee

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Purchase Plan to increase the maximum number of shares reserved for issuance under this plan from 1,500,000 shares to 2,250,000 shares. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of March 29, 2013, the Company had issued 1,994,792 shares of common stock under the Employee Stock Purchase Plan.

Total stock-based compensation expense recognized in accordance with the authoritative guidance for share-based payments was as follows:

	Fiscal Years Ended
	March 29, 2013	March 30, 2012	April 1, 2011
	(In thousands)
Stock-based compensation expense before taxes	$27,035	$21,382	$17,440
Related income tax benefits	(10,213)	(8,010)	(6,511)

Stock-based compensation expense, net of taxes	$16,822	$13,372	$10,929

For fiscal years 2013 and 2012 the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit award vesting as the excess tax benefit from stock options exercised and restricted stock unit award vesting increased the Company’s net operating loss carryforward. For fiscal year 2011, the Company recorded an incremental tax benefit from stock options exercised and restricted stock unit awards vesting of $0.9 million which was classified as part of cash flows from financing activities in the consolidated statements of cash flows.

The Company has no awards with market or performance conditions. The compensation cost that has been charged against income for the Equity Participation Plan under the authoritative guidance for share-based payments was $25.5 million, $20.0 million and $16.2 million, and for the Employee Stock Purchase Plan was $1.5 million, $1.4 million and $1.2 million, for the fiscal years ended March 29, 2013, March 30, 2012 and April 1, 2011, respectively. The Company capitalized $1.0 million and $1.6 million of stock-based compensation expense as a part of the cost for software development for resale included in other assets and as a part of the machinery and equipment for the internal use included in property, equipment and satellites for fiscal years 2013 and 2012, respectively. There was no material compensation cost capitalized for fiscal year 2011.

As of March 29, 2013, total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Equity Participation Plan (including stock options and restricted stock units) and the Employee Stock Purchase Plan was $63.3 million and $0.4 million, respectively. These costs are expected to be recognized over a weighted average period of 2.5 years and 2.7 years, for stock options and restricted stock units, respectively, under the Equity Participation Plan and less than six months for the Employee Stock Purchase Plan.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options and employee stock purchase plan. The Company’s employee stock options typically have a simple four-year vesting schedule and a six to ten year contractual term. The weighted average estimated fair value of employee stock options granted and employee stock purchase plan shares issued during fiscal year 2013 was $13.96 and $9.02 per share, respectively, during fiscal year 2012 was $17.36 and $11.74 per share, respectively, and during fiscal year 2011 was $14.24 and $8.55 per share, respectively, using the Black-Scholes model with the following weighted average assumptions (annualized percentages):

	Employee Stock Options			Employee Stock Purchase Plan
	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
Volatility	41.2%	41.4%	42.2%	30.0%	38.4%	28.3%
Risk-free interest rate	0.7%	0.9%	0.9%	0.1%	0.1%	0.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life	5.5 years	5.5 years	4.2 years	0.5 years	0.5 years	0.5 years

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

A summary of employee stock option activity for fiscal year 2013 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Outstanding at March 30, 2012	3,401,634	$26.00
Options granted	290,700	36.46
Options canceled	(84,097)	40.59
Options exercised	(1,178,573)	21.99

Outstanding at March 29, 2013	2,429,664	$28.69	2.68	$47,984

Vested and exercisable at March 29, 2013	1,744,566	$24.72	1.90	$41,386

The total intrinsic value of stock options exercised during fiscal years 2013, 2012 and 2011 was $23.5 million, $20.8 million and $21.3 million, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions related to the Company’s stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at April 2, 2010	4,718,176	$20.90
Options granted	266,250	41.26
Options canceled	(20,543)	27.40
Options exercised	(1,124,415)	19.60

Outstanding at April 1, 2011	3,839,468	22.66
Options granted	368,000	44.73
Options canceled	(10,200)	32.11
Options exercised	(795,634)	18.45

Outstanding at March 30, 2012	3,401,634	26.00
Options granted	290,700	36.46
Options canceled	(84,097)	40.59
Options exercised	(1,178,573)	21.99

Outstanding at March 29, 2013	2,429,664	$28.69

All options issued under the Company’s stock option plans have an exercise price equal to the fair market value of the Company’s stock on the date of the grant.

Restricted stock units. Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over four years. Compensation cost for these awards is based on the fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For fiscal years 2013, 2012 and 2011, the Company recognized $21.7 million, $16.7 million and $12.6 million, respectively, in stock-based compensation expense related to these restricted stock unit awards.

The per unit weighted average grant date fair value of restricted stock units granted during fiscal years 2013, 2012 and 2011 was $36.82, $44.28 and $41.48, respectively. A summary of restricted stock unit activity for fiscal year 2013 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding at March 30, 2012	1,725,370	$37.57
Awarded	732,009	36.82
Forfeited	(59,482)	40.95
Released	(612,233)	38.01

Outstanding at March 29, 2013	1,785,664	$38.29

Vested and deferred at March 29, 2013	106,110	$28.52

The total fair value of shares vested related to restricted stock units during the fiscal years 2013, 2012 and 2011 was $21.8 million, $15.1 million and $11.3 million, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions related to the Company’s restricted stock units are summarized as follows:

Number of Restricted Stock Units
Outstanding at April 2, 2010	1,389,615
Awarded	630,056
Forfeited	(37,035)
Released	(433,173)

Outstanding at April 1, 2011	1,549,463
Awarded	684,692
Forfeited	(36,474)
Released	(472,311)

Outstanding at March 30, 2012	1,725,370
Awarded	732,009
Forfeited	(59,482)
Released	(612,233)

Outstanding at March 29, 2013	1,785,664

Note 7 — Shares Used In Computing Diluted Net Income (Loss) Per Share

	Fiscal Years Ended
	March 29, 2013	March 30, 2012	April 1, 2011
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net (loss) income per share attributable to ViaSat, Inc. common stockholders	43,931	42,325	40,858
Options to purchase common stock as determined by application of the treasury stock method	—	1,352	1,611
Restricted stock units to acquire common stock as determined by application of the treasury stock method	—	435	428
Potentially issuable shares in connection with certain terms of the amended ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan equivalents	—	114	162

Shares used in computing diluted net (loss) income per share attributable to ViaSat, Inc. common stockholders	43,931	44,226	43,059

The weighted average number of shares used to calculate basic and diluted net income (loss) per share attributable to ViaSat, Inc. common stockholders is the same for the fiscal year ended March 29, 2013, as the Company incurred a net loss for the fiscal year ended March 29, 2013 and inclusion of common share equivalents would be antidilutive. Common share equivalents excluded from the calculation for the fiscal year ended March 29, 2013 were 1,601,693 shares relating to stock options, 424,464 shares relating to restricted stock units and 162,517 shares relating to certain terms of the amended ViaSat 401(k) Profit Sharing Plan and

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan. Antidilutive shares relating to stock options excluded from the calculation were 379,618 for the fiscal year ended March 30, 2012 and 108,637 for the fiscal year ended April 1, 2011. Antidilutive shares relating to restricted stock units excluded from the calculation were 1,682 for the fiscal year ended March 30, 2012 and 4,525 for the fiscal year ended April 1, 2011.

Note 8 — Income Taxes

The provision for income taxes includes the following:

	Fiscal Years Ended
	March 29, 2013	March 30, 2012	April 1, 2011
	(In thousands)
Current tax (benefit) provision
Federal	$(166)	$(4,761)	$433
State	2	(482)	3,178
Foreign	(64)	(45)	222

	(228)	(5,288)	3,833

Deferred tax (benefit) provision
Federal	(36,042)	(1,519)	3,704
State	(12,657)	(6,334)	(7,064)
Foreign	(1,127)	(510)	(475)

	(49,826)	(8,363)	(3,835)

Total benefit from income taxes	$(50,054)	$(13,651)	$(2)

Significant components of the Company’s net deferred tax assets are as follows:

	As of
	March 29, 2013	March 30, 2012
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$240,402	$163,548
Tax credit carryforwards	82,910	64,013
Warranty reserve	5,325	4,482
Accrued compensation	5,846	5,547
Deferred rent	3,618	3,390
Inventory reserve	7,578	6,069
Stock-based compensation	8,214	9,793
Contract accounting	3,018	768
Other	7,775	8,027
Valuation allowance	(15,965)	(14,695)

Total deferred tax assets	348,721	250,942
Deferred tax liabilities:
Property, equipment and satellites and intangible assets	(227,965)	(180,096)

Total deferred tax liabilities	(227,965)	(180,096)

Net deferred tax assets	$120,756	$70,846

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Fiscal Years Ended
	March 29, 2013	March 30, 2012	April 1, 2011
	(In thousands)
Tax (benefit) expense at federal statutory rate	$(31,737)	$(2,128)	$12,749
State tax provision, net of federal benefit	(3,124)	112	1,375
Tax credits, net of valuation allowance	(17,249)	(12,973)	(15,615)
Manufacturing deduction	—	176	—
Non-deductible transaction costs	—	—	30
Non-deductible compensation	1,305	700	1,054
Non-deductible meals and entertainment	448	447	328
Other	303	15	77

Total (benefit from) provision for income taxes	$(50,054)	$(13,651)	$(2)

As of March 29, 2013, the Company had federal and state research credit carryforwards of approximately $65.5 million and $69.6 million, respectively, which begin to expire in fiscal year 2026 and fiscal year 2018, respectively, and federal and state net operating loss carryforwards of approximately $678.3 million and $501.5 million, respectively, which begin to expire in fiscal year 2020 and fiscal year 2013, respectively.

The Company recognizes excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company. During fiscal year 2013, the Company did not realize any excess tax benefits. As of March 29, 2013, the Company had $21.9 million of unrealized excess tax benefits associated with share-based compensation. These tax benefits will be accounted for as a credit to additional paid-in capital if and when realized, rather than a reduction of the provision for income taxes.

In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of existing deferred tax assets ultimately depends on future profitability and the existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carryforward period available under tax law. A valuation allowance of $16.0 million at March 29, 2013 and $14.7 million at March 30, 2012 has been established relating to state net operating loss carryforwards and research credit carryforwards that, based on management’s estimate of future taxable income attributable to certain states and generation of additional research credits, are considered more likely than not to expire unused. The Company’s analysis of the need for additional valuation allowance considered the loss incurred during the fiscal year ended March 29, 2013. However, a substantial portion of the loss incurred in such period was the result of an extinguishment of debt charge that was recorded upon the refinancing of the 2016 Notes with the Additional 2020 Notes, which is expected to provide a benefit to net income in the future due to the lower interest rate of the 2020 Notes. The Company’s evaluation considered other factors, including the Company’s history of positive earnings, taxable income adjusted for certain items, the Company’s significant growth in contractual backlog, and trends and forecasted income by jurisdiction. Consideration was also given to the lengthy period over which these net deferred tax assets can be realized, and the Company’s history of not having federal tax loss carryforwards expire unused.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the Company has an “Ownership Change” as defined under Internal Revenue Code Section 382, it may have an annual limitation on the utilization of its net operating loss and tax credit carryforwards.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	As of
	March 29, 2013	March 30, 2012	April 1, 2011
	(In thousands)
Balance, beginning of fiscal year	$33,556	$33,015	$31,759
Increase related to prior year tax positions	16	819	1,819
Increases related to current year tax positions	4,608	3,148	4,740
Statute expirations	(3,489)	(3,426)	(5,303)
Settlements	(200)	—	—

Balance, end of fiscal year	$34,491	$33,556	$33,015

Of the total unrecognized tax benefits at March 29, 2013, approximately $27.9 million would reduce the Company’s annual effective tax rate if recognized, subject to valuation allowance consideration.

In the next twelve months it is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $1.3 million as a result of the expiration of the statute of limitations or settlements with tax authorities for previously filed tax returns.

The Company is subject to periodic audits by domestic and foreign tax authorities. By statute, the Company’s U.S. federal income tax returns are subject to examination by the Internal Revenue Service (“IRS”) for fiscal years 2010 through 2012. Additionally, tax credit carryovers that were generated in prior years and utilized in these years may also be subject to examination by the IRS. With few exceptions, fiscal years 2009 to 2012 remain open to examination by state and foreign taxing jurisdictions. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest or penalties associated with uncertain tax positions as of March 29, 2013 and March 30, 2012.

Note 9 — Acquisition

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s common stock issued at the closing and $14.2 million in cash consideration paid to former Stonewood stockholders. The $14.2 million in cash consideration paid to the former Stonewood stockholders less cash acquired of $0.7 million resulted in a net cash outlay of approximately $13.5 million.

In accordance with the authoritative guidance for business combinations (ASC 805), the Company allocated the purchase price of the acquired company to the net tangible assets and intangible assets acquired based upon their estimated fair values. Under the authoritative guidance for business combinations, acquisition-related transaction costs and acquisition-related restructuring charges are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. Total merger-related transaction costs incurred by the Company were approximately $0.9 million, all of which were incurred and recorded in SG&A expenses in fiscal year 2011.

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

The acquisition of Stonewood is beneficial to the Company as it enhances the Company’s current encryption security offerings within the Company’s information assurance products and provides additional solutions in the design, manufacture and delivery of data at rest encryption products and services. These benefits and additional

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

opportunities were among the factors that contributed to a purchase price resulting in the recognition of goodwill, which was recorded within the Company’s government systems segment. The intangible assets and goodwill recognized are not deductible for federal income tax purposes. During the fourth quarter of fiscal year 2011, the Company recorded a $0.5 million adjustment to the preliminary purchase price allocation for Stonewood related to pre-acquisition net operating loss carryovers, reducing the Company’s government systems segment goodwill with a corresponding adjustment to deferred tax liabilities.

The consolidated financial statements include the operating results of Stonewood from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was insignificant to the financial statements for all periods presented.

Note 10 — Employee Benefits

The Company is a sponsor of a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code which was amended during the fourth quarter of fiscal year 2009. Under the amended plan, the Company may make discretionary contributions to the plan which vest over six years. The Company’s discretionary matching contributions to the plan are based on the amount of employee contributions and can be made in cash or the Company’s common stock at the Company’s election. Subsequent to the fiscal year-end, the Company elected to settle the discretionary contributions liability in stock. Based on the year-end common stock closing price, the Company would issue 165,514 shares of common stock at this time. Discretionary contributions accrued by the Company as of March 29, 2013 and March 30, 2012 amounted to $8.0 million and $7.0 million, respectively.

Note 11 — Commitments

In January 2008, the Company entered into several agreements with Space Systems/Loral, Inc. (SS/L), Loral Space & Communications, Inc. (Loral) and Telesat Canada related to the Company’s high-capacity Ka-band spot-beam satellite, ViaSat-1. In October 2011, ViaSat-1 was successfully launched into orbit. SS/L handed over operation of the satellite to the Company in December 2011, following the successful completion of the manufacturer’s in-orbit testing. In January 2012, the Company commenced commercial operation of its ViaSat-1-based Exede broadband services. The Company’s contract with SS/L requires monthly in-orbit satellite performance incentive payments, including interest, over a fifteen-year period from December 2011 until December 2026, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite during the third quarter of fiscal year 2012. As of March 29, 2013, the Company’s estimated satellite performance incentives obligation and accrued interest was $22.7 million, of which $1.7 million and $21.0 million have been classified current in accrued liabilities and non-current in other liabilities, respectively. Under the satellite construction contract with SS/L, the Company may incur up to $37.6 million in total costs for satellite performance incentives obligation and related interest earned over the fifteen-year period with potential future minimum payments of $1.7 million, $1.9 million, $2.0 million, $2.1 million and $2.3 million in fiscal years 2014, 2015, 2016, 2017 and 2018, respectively, with $27.6 million commitments thereafter.

The Company has various other purchase commitments under satellite capacity agreements which are used to provide satellite networking services to its customers for future minimum payments of $58.7 million, $18.5 million, $1.8 million and $0.1 million in fiscal years 2014, 2015, 2016 and 2017, respectively, with no further commitments thereafter.

The Company leases office and other facilities under non-cancelable operating leases with initial terms ranging from one to fifteen years which expire between fiscal year 2014 and fiscal year 2024 and provide for pre-negotiated fixed rental rates during the terms of the lease. Certain of the Company’s facilities leases contain option provisions which allow for extension of the lease terms.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight-line basis over the lease term as that term is defined in the authoritative guidance for leases including any option periods considered in the lease term and any periods during which the Company has use of the property but is not charged rent by a landlord (“rent holiday”). Leasehold improvement incentives paid to the Company by a landlord are recorded as a liability and amortized as a reduction of rent expense over the lease term. Total rent expense was $19.9 million, $18.9 million and $17.1 million in fiscal years 2013, 2012 and 2011, respectively.

Future minimum lease payments are as follows:

Fiscal Years Ending	(In thousands)
2014	$21,015
2015	20,452
2016	19,891
2017	18,450
2018	12,777
Thereafter	47,802

$140,387

Note 12 — Contingencies

In February 2012, the Company filed a complaint against SS/L and its former parent company Loral in the United States District Court for the Southern District of California for patent infringement and breach of contract relating to the manufacture of ViaSat-1. The Company alleges, among other things, that SS/L and Loral infringed U.S. Patent Nos. 8,107,875, 8,010,043, 8,068,827 and 7,773,942 by making, using, offering to sell and/or selling other high-capacity broadband satellites, and has requested monetary damages, injunctive relief and other remedies. In June 2012, SS/L filed counterclaims against the Company for patent infringement and declaratory relief. Specifically, SS/L seeks a judicial declaration that SS/L did not breach the parties’ contract for the manufacture of ViaSat-1, that SS/L does not infringe the Company’s patents described above, and that those patents are invalid and/or unenforceable. SS/L also alleges that the Company infringed U.S. Patent Nos. 6,879,808, 6,400,696 and 7,219,132 by providing broadband internet service by means of the Anik F2 satellite using ViaSat satellite gateways and satellite user terminals and has induced others to infringe by selling certain ground equipment and user terminals.

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

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been completed for fiscal year 2004 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal year 2003 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of March 29, 2013 and March 30, 2012, the Company had $7.2 million and $6.7 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on status of the related contracts.

Note 13 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty cost, the Company bases its estimates on its experience with the technology involved and the type of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual in fiscal years 2013, 2012 and 2011.

	Fiscal Years Ended
	March 29, 2013	March 30, 2012	April 1, 2011
	(In thousands)
Balance, beginning of period	$11,651	$12,942	$11,208
Change in liability for warranties issued in period	7,441	5,441	7,396
Settlements made (in cash or in kind) during the period	(4,985)	(6,732)	(5,662)

Balance, end of period	$14,107	$11,651	$12,942

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	Fiscal Year Ended March 29, 2013
	Net Change in Foreign Currency Translation Adjustments	Net Change in Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Beginning balance	$1,709	$(270)	$1,439
Current period other comprehensive income (loss), net of tax	(909)	76	(833)

Ending balance	$800	$(194)	$606

	Fiscal Year Ended March 30, 2012
	Net Change in Foreign Currency Translation Adjustments	Net Change in Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Beginning balance	$2,095	$182	$2,277
Current period other comprehensive income (loss), net of tax	(386)	(452)	(838)

Ending balance	$1,709	$(270)	$1,439

	Fiscal Year Ended April 1, 2011
	Net Change in Foreign Currency Translation Adjustments	Net Change in Derivatives	Accumulated Other Comprehensive Income (Loss)
		(In thousands)
Beginning balance	$459	$—	$459
Current period other comprehensive income (loss), net of tax	1,636	182	1,818

Ending balance	$2,095	$182	$2,277

Tax amounts related to comprehensive income (loss) disclosures are not material for all of the periods presented.

Note 15 — Segment Information

The Company’s reporting segments, comprised of the satellite services, commercial networks and government systems segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides retail and wholesale satellite-based broadband services for its consumer, enterprise and mobile broadband customers in the United States, as well as managed network services for the satellite communication systems of the Company’s consumer, enterprise and mobile

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

broadband customers worldwide. The Company’s commercial networks segment develops and produces a variety of advanced end-to-end satellite and other wireless communication systems and ground networking equipment and products, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment develops and produces network-centric, IP-based secure fixed and mobile government communications systems, products, services and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

As discussed further in Note 1, included in the government systems segment operating profit for fiscal year 2011 is an $8.5 million forward loss recorded on a government satellite communications program. As discussed in Note 1, also included in the government systems segment operating profit for fiscal year 2011 is an additional $5.0 million in contract-related reserves for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts, which resulted in a decrease to revenues and earnings. The Company’s satellite services segment operating profit for fiscal year 2011 reflects a $5.2 million benefit to cost of service revenues related to a satellite capacity contract liability acquired in the WildBlue acquisition and release of future payment liabilities related thereto.

Segment revenues and operating profits (losses) for the fiscal years ended March 29, 2013, March 30, 2012 and April 1, 2011 were as follows:

	Fiscal Years Ended
	March 29, 2013	March 30, 2012	April 1, 2011
	(In thousands)
Revenues:
Satellite Services
Product	$4,715	$2,998	$5,551
Service	272,272	219,674	229,401

Total	276,987	222,672	234,952
Commercial Networks
Product	295,469	229,941	167,446
Service	19,471	21,736	15,697

Total	314,940	251,677	183,143
Government Systems
Product	364,233	309,125	350,941
Service	163,530	80,153	33,170

Total	527,763	389,278	384,111
Elimination of intersegment revenues	—	—	—

Total revenues	$1,119,690	$863,627	$802,206

Operating (losses) profits:
Satellite Services	$(79,172)	$(16,790)	$38,228
Commercial Networks	(11,079)	(12,974)	(9,482)
Government Systems	85,473	50,690	29,872
Elimination of intersegment operating profits	—	—	—

Segment operating (loss) profit before corporate and amortization of acquired intangible assets	(4,778)	20,926	58,618
Corporate	—	—	44
Amortization of acquired intangible assets	(15,584)	(18,732)	(19,409)

(Loss) income from operations	$(20,362)	$2,194	$39,253

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, gateways and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of March 29, 2013 and March 30, 2012 were as follows:

	As of March 29, 2013	As of March 30, 2012
	(In thousands)
Segment assets
Satellite Services	$89,945	$95,671
Commercial Networks	175,230	170,553
Government Systems	238,057	219,199

Total segment assets	503,232	485,423
Corporate assets	1,290,840	1,241,730

Total assets	$1,794,072	$1,727,153

Other acquired intangible assets, net and goodwill included in segment assets as of March 29, 2013 and March 30, 2012 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of March 29, 2013	As of March 30, 2012	As of March 29, 2013	As of March 30, 2012
	(In thousands)
Satellite Services	$39,989	$52,390	$9,809	$9,809
Commercial Networks	1,520	2,186	43,648	43,739
Government Systems	5,661	8,465	29,543	29,913

Total	$47,170	$63,041	$83,000	$83,461

Amortization of acquired intangible assets by segment for the fiscal years ended March 29, 2013, March 30, 2012 and April 1, 2011 was as follows:

	Fiscal Years Ended
	March 29, 2013	March 30, 2012	April 1, 2011
	(In thousands)
Satellite Services	$12,401	$12,951	$12,951
Commercial Networks	666	3,224	4,001
Government Systems	2,517	2,557	2,457

Total amortization of acquired intangible assets	$15,584	$18,732	$19,409

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue information by geographic area for the fiscal years ended March 29, 2013, March 30, 2012 and April 1, 2011 was as follows:

	Fiscal Years Ended
	March 29, 2013	March 30, 2012	April 1, 2011
	(In thousands)
United States	$840,899	$680,655	$667,060
Europe, Middle East and Africa	171,853	114,382	95,356
Asia, Pacific	56,195	22,683	24,203
North America other than United States	39,158	32,657	8,321
Central and Latin America	11,585	13,250	7,266

Total	$1,119,690	$863,627	$802,206

The Company distinguishes revenues from external customers by geographic area based on customer location.

The net book value of long-lived assets located outside the United States was $18.5 million and $18.7 million at March 29, 2013 and March 30, 2012, respectively.

Note 16 — Certain Relationships and Related-Party Transactions

John Stenbit, a director of the Company since August 2004, also serves on the board of directors of Loral. The Company’s satellite construction contract with SS/L (a subsidiary of Loral prior to November 2012), under which the Company purchased ViaSat-1, requires the Company to make monthly satellite performance incentive payments, including interest, over a fifteen-year period from December 2011 to December 2026, subject to the continued satisfactory performance of the satellite (see Note 11). In addition, the Company entered into a beam sharing agreement with Loral, whereby Loral is responsible for contributing 15% of the total costs associated with the ViaSat-1 satellite project. The Company’s purchase of the ViaSat-1 satellite from SS/L was approved by the disinterested members of the Company’s Board of Directors, after a determination by the disinterested members of the Company’s Board that the terms and conditions of the purchase were fair to and in the best interests of the Company and its stockholders. In March 2011, Loral entered into agreements with Telesat Canada (an entity owned by TeleSat Holdings, Inc., a joint venture between Loral and the Public Sector Pension Investment Board) pursuant to which Loral assigned to Telesat Canada and Telesat Canada assumed from Loral all of Loral’s rights and obligations with respect to the Canadian beams on ViaSat-1. Material amounts related to the satellite construction contract with SS/L and beam sharing agreement with Telesat Canada are disclosed in the tables below.

In addition, from time to time, the Company enters into various contracts in the ordinary course of business with SS/L and Telesat Canada. Material amounts related to these contracts are disclosed in the tables below.

Current payables included in accrued liabilities and long-term payables included in other liabilities as of March 29, 2013 and March 30, 2012 that relate to Loral were as follows:

	As of March 29, 2013	As of March 30, 2012
	(In thousands)
Payables, current:
Satellite construction contract (estimated satellite performance incentives)	$1,725	$1,599
Payables, long-term:
Satellite construction contract (estimated satellite performance incentives)	21,009	20,910

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and expense for the fiscal years ended March 29, 2013, March 30, 2012 and April 1, 2011 were as follows:

	Fiscal Years Ended
	March 29, 2013			March 30, 2012	April 1, 2011
	(In thousands)
Revenue:
Loral – ordinary course of business	$		*	$3,983	$3,282
Expense:
Telesat Canada – ordinary course of business		7,685		3,380	2,153

*	Amount was not meaningful

Cash received and paid during the fiscal years ended March 29, 2013, March 30, 2012 and April 1, 2011 were as follows:

	Fiscal Years Ended
	March 29, 2013	March 30, 2012	April 1, 2011
	(In thousands)
Cash received:
Loral – beam sharing agreement	$—	$4,298	$8,230
Telesat Canada – beam sharing agreement	—	9,159	—
Loral – ordinary course of business	—	1,194	3,876
Telesat Canada – ordinary course of business	1,023	2,930	1,239
Cash paid:
Loral – satellite construction contract (including estimated satellite performance incentives)	1,609	4,174	25,020
Telesat Canada – ordinary course of business	7,358	7,606	7,178

In connection with the Company’s acquisition of WildBlue Holding, Inc. (WildBlue) in fiscal year 2010, the Company entered into an indemnification agreement in September 2009 (the Indemnification Agreement) with several of the former stockholders of WildBlue (the Indemnitors). Pursuant to the terms of the indemnification agreement, the Indemnitors agreed to indemnify the Company for any damages relating to, among other things, an appraisal action regarding WildBlue’s 2008 recapitalization (the Action). During the third quarter of fiscal year 2012, the parties to the Action entered into a settlement agreement whereby the parties agreed to release all claims in exchange for a payment of $20.5 million by WildBlue to the plaintiffs. Payment of this amount by WildBlue was expressly conditioned upon the Indemnitors fully funding an escrow account covering all amounts other than the $0.5 million the Company was obligated to pay under the Indemnification Agreement. In January 2012, in accordance with the terms of the settlement agreement, the Company received $20.0 million in cash from the Indemnitors and paid $20.5 million to the plaintiffs in the Action. One of the former WildBlue stockholders and plaintiffs in the Action was TimesArrow Capital I, LLC. Thomas Moore, Senior Vice President of the Company at the time, served as the administrative member of, and held 33.3% of the equity interests in, TimesArrow. Of the $20.5 million paid to the plaintiffs in the Action, TimesArrow and Mr. Moore received $3.0 million and $1.0 million, respectively.

Note 17 — Financial Statements of Parent and Subsidiary Guarantors

As of March 29, 2013, $575.0 million in aggregate principal amount of 2020 Notes issued by the Company was outstanding. The 2020 Notes are jointly and severally guaranteed on a full and unconditional basis by each of the Guarantor Subsidiaries, subject to certain customary release provisions, including the sale, transfer or other disposition of the capital stock or all or substantially all of the assets of a Guarantor Subsidiary, the designation of a Guarantor Subsidiary as an unrestricted subsidiary, the release or discharge of the Guarantor Subsidiary’s guarantee of the Credit Facility or the exercise of the legal defeasance option or covenant defeasance option. All of the Guarantor Subsidiaries are direct or indirect 100% owned subsidiaries of the Company. The indenture

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

governing the 2020 Notes limits, among other things, the Company’s and its restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; reduce the Company’s satellite insurance; and consolidate or merge with, or sell substantially all of their assets to, another person.

The following supplemental financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of operations and comprehensive income (loss) and statements of cash flows for the Company (as “Issuing Parent Company”), the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Company and subsidiaries as of March 29, 2013 and March 30, 2012 and for the fiscal years ended March 29, 2013, March 30, 2012 and April 1, 2011.

Condensed Consolidated Balance Sheet as of March 29, 2013

	Issuing Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$93,780	$3,112	$8,846	$—	$105,738
Accounts receivable, net	240,457	15,537	10,976	—	266,970
Inventories	81,195	19,985	5,101	—	106,281
Deferred income taxes	22,350	2,425	290	—	25,065
Prepaid expenses and other current assets	32,372	7,819	628	—	40,819
Current portion of intercompany receivables	128,383	1,581	1,631	(131,595)	—

Total current assets	598,537	50,459	27,472	(131,595)	544,873
Satellites, net	337,437	197,653	—	—	535,090
Property and equipment, net	189,500	183,227	5,964	—	378,691
Other acquired intangible assets, net	1,597	39,989	5,584	—	47,170
Goodwill	63,939	9,686	9,375	—	83,000
Investments in subsidiaries and intercompany receivables	381,338	1,439	303	(383,080)	—
Other assets	154,854	49,645	749	—	205,248

Total assets	$1,727,202	$532,098	$49,447	$(514,675)	$1,794,072

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$71,931	$9,999	$1,079	$—	$83,009
Accrued liabilities	128,374	26,916	6,619	—	161,909
Current portion of other long-term debt	454	1,776	—	—	2,230
Current portion of intercompany payables	1,631	127,215	2,750	(131,596)	—

Total current liabilities	202,390	165,906	10,448	(131,596)	247,148
Senior notes, net	584,993	—	—	—	584,993
Other long-term debt	380	1,076	—	—	1,456
Intercompany payables	302	—	6,319	(6,621)	—
Other liabilities	36,136	15,137	1,367	—	52,640

Total liabilities	824,201	182,119	18,134	(138,217)	886,237

Equity:
ViaSat, Inc. stockholders’ equity
Total ViaSat, Inc. stockholders’ equity	903,001	349,979	31,313	(381,292)	903,001
Noncontrolling interest in subsidiary	—	—	—	4,834	4,834

Total equity	903,001	349,979	31,313	(376,458)	907,835

Total liabilities and equity	$1,727,202	$532,098	$49,447	$(514,675)	$1,794,072

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Balance Sheet as of March 30, 2012

	Issuing Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$162,426	$439	$9,718	$—	$172,583
Accounts receivable, net	192,313	12,411	6,966	—	211,690
Inventories	106,151	16,474	5,021	—	127,646
Deferred income taxes	18,482	1,526	308	—	20,316
Prepaid expenses and other current assets	27,128	2,923	866	—	30,917

Total current assets	506,500	33,773	22,879	—	563,152
Satellites, net	358,580	227,151	—	—	585,731
Property and equipment, net	178,611	110,137	6,225	—	294,973
Other acquired intangible assets, net	2,633	52,389	8,019	—	63,041
Goodwill	63,939	9,687	9,835	—	83,461
Investments in subsidiaries and intercompany receivables	437,631	2,501	1,428	(441,560)	—
Other assets	117,300	18,886	609	—	136,795

Total assets	$1,665,194	$454,524	$48,995	$(441,560)	$1,727,153

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$62,085	$12,192	$763	$—	$75,040
Accrued liabilities	128,327	27,477	3,958	—	159,762
Current portion of other long-term debt	129	1,111	—	—	1,240

Total current liabilities	190,541	40,780	4,721	—	236,042
Senior notes, net	547,791	—	—	—	547,791
Other long-term debt	74	700	—	—	774
Intercompany payables	1,428	4,462	9,429	(15,319)	—
Other liabilities	37,385	10,269	2,699	—	50,353

Total liabilities	777,219	56,211	16,849	(15,319)	834,960

Equity:
ViaSat, Inc. stockholders’ equity
Total ViaSat, Inc. stockholders’ equity	887,975	398,313	32,146	(430,459)	887,975
Noncontrolling interest in subsidiary	—	—	—	4,218	4,218

Total equity	887,975	398,313	32,146	(426,241)	892,193

Total liabilities and equity	$1,665,194	$454,524	$48,995	$(441,560)	$1,727,153

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the Fiscal Year Ended March 29, 2013

	Issuing Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(In thousands)
Revenues:
Product revenues	$631,067	$4,714	$29,141	$(505)	$664,417
Service revenues	193,478	254,796	8,531	(1,532)	455,273

Total revenues	824,545	259,510	37,672	(2,037)	1,119,690
Operating expenses:
Cost of product revenues	463,553	3,383	18,463	(426)	484,973
Cost of service revenues	133,404	225,730	5,587	(1,533)	363,188
Selling, general and administrative	133,273	96,346	11,248	(8)	240,859
Independent research and development	34,274	525	719	(70)	35,448
Amortization of acquired intangible assets	1,037	12,400	2,147	—	15,584

Income (loss) from operations	59,004	(78,874)	(492)	—	(20,362)
Other income (expense):
Interest income	168	—	5	—	173
Interest expense	(43,916)	(72)	(5)	—	(43,993)
Loss on extinguishment of debt	(26,501)	—	—	—	(26,501)

Income (loss) before income taxes	(11,245)	(78,946)	(492)	—	(90,683)
Provision for (benefit from) income taxes	(18,861)	(30,612)	(581)	—	(50,054)
Equity in net income (loss) of consolidated subsidiaries	(48,788)	—	—	48,788	—

Net income (loss)	(41,172)	(48,334)	89	48,788	(40,629)
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	543	543

Net income (loss) attributable to ViaSat, Inc.	$(41,172)	$(48,334)	$89	$48,245	$(41,172)

Comprehensive income (loss).	$(42,005)	$(48,334)	$(874)	$49,751	$(41,462)

Comprehensive income (loss) attributable to ViaSat, Inc.	$(42,005)	$(48,334)	$(874)	$49,208	$(42,005)

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the Fiscal Year Ended March 30, 2012

	Issuing Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(In thousands)
Revenues:
Product revenues	$514,577	$2,998	$24,767	$(278)	$542,064
Service revenues	106,548	206,470	10,482	(1,937)	321,563

Total revenues	621,125	209,468	35,249	(2,215)	863,627
Operating expenses:
Cost of product revenues	384,858	2,902	16,711	(1,677)	402,794
Cost of service revenues	66,833	160,579	7,612	(1,837)	233,187
Selling, general and administrative	119,227	53,051	9,453	(3)	181,728
Independent research and development	24,109	—	928	(45)	24,992
Amortization of acquired intangible assets	3,569	12,954	2,209	—	18,732

Income (loss) from operations	22,529	(20,018)	(1,664)	1,347	2,194
Other income (expense):
Interest income	264	—	6	(210)	60
Interest expense	(8,199)	(108)	(210)	210	(8,307)

Income (loss) before income taxes	14,594	(20,126)	(1,868)	1,347	(6,053)
Provision for (benefit from) income taxes	(7,407)	(6,038)	(698)	492	(13,651)
Equity in net income (loss) of consolidated subsidiaries	(15,360)	—	—	15,360	—

Net income (loss)	6,641	(14,088)	(1,170)	16,215	7,598
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	102	102

Net income (loss) attributable to ViaSat, Inc.	$6,641	$(14,088)	$(1,170)	$16,113	$7,496

Comprehensive income (loss)	$5,803	$(14,088)	$(1,351)	$16,396	$6,760

Comprehensive income (loss) attributable to ViaSat, Inc.	$5,803	$(14,088)	$(1,351)	$16,294	$6,658

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the Fiscal Year Ended April 1, 2011

	Issuing Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(In thousands)
Revenues:
Product revenues	$505,634	$5,546	$16,583	$(3,825)	$523,938
Service revenues	53,701	215,267	10,994	(1,694)	278,268

Total revenues	559,335	220,813	27,577	(5,519)	802,206
Operating expenses:
Cost of product revenues	375,635	8,228	9,426	(3,344)	389,945
Cost of service revenues	34,339	121,024	6,926	(1,666)	160,623
Selling, general and administrative	104,235	50,946	9,123	(39)	164,265
Independent research and development	27,807	—	924	(20)	28,711
Amortization of acquired intangible assets	4,672	12,954	1,783	—	19,409

Income (loss) from operations	12,647	27,661	(605)	(450)	39,253
Other income (expense):
Interest income	687	—	9	(373)	323
Interest expense	(3,103)	(49)	(375)	373	(3,154)

Income (loss) before income taxes	10,231	27,612	(971)	(450)	36,422
Provision for (benefit from) income taxes	(10,188)	10,325	353	(492)	(2)
Equity in net income (loss) of consolidated subsidiaries	15,654	—	—	(15,654)	—

Net income (loss)	36,073	17,287	(1,324)	(15,612)	36,424
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	309	309

Net income (loss) attributable to ViaSat, Inc.	$36,073	$17,287	$(1,324)	$(15,921)	$36,115

Comprehensive income (loss)	$37,891	$17,287	$611	$(17,547)	$38,242

Comprehensive income (loss) attributable to ViaSat, Inc.	$37,891	$17,287	$611	$(17,856)	$37,933

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statement of Cash Flows for the Fiscal Year Ended March 29, 2013

	Issuing Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(37,754)	$130,299	$(820)	$73	$91,798

Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(46,413)	(128,667)	(1,215)	—	(176,295)
Cash paid for patents, licenses and other assets	(25,154)	—	(116)	—	(25,270)
Long-term intercompany notes and investments	(1,232)	—	—	1,232	—

Net cash provided by (used in) investing activities	(72,799)	(128,667)	(1,331)	1,232	(201,565)
Cash flows from financing activities:
Proceeds from issuance of 2020 Notes	300,000	—	—	—	300,000
Repayment of 2016 Notes	(271,582)	—	—	—	(271,582)
Payment of debt issuance costs	(8,059)	—	—	—	(8,059)
Proceeds from issuance of common stock under equity plans	31,001	—	73	(73)	31,001
Purchase of common stock in treasury	(8,412)	—	—	—	(8,412)
Other	(1,041)	1,041	—	—	—
Long-term intercompany financing	—	—	1,232	(1,232)	—

Net cash provided by (used in) financing activities	41,907	1,041	1,305	(1,305)	42,948
Effect of exchange rate changes on cash	—	—	(26)	—	(26)

Net increase (decrease) in cash and cash equivalents	(68,646)	2,673	(872)	—	(66,845)
Cash and cash equivalents at beginning of fiscal year	162,426	439	9,718	—	172,583

Cash and cash equivalents at end of fiscal year	$93,780	$3,112	$8,846	$—	$105,738

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statement of Cash Flows for the Fiscal Year Ended March 30, 2012

	Issuing Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$64,191	$71,869	$7,350	$(1,961)	$141,449

Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(156,874)	(46,922)	(3,138)	1,961	(204,973)
Cash paid for patents, licenses and other assets	(23,993)	—	(56)	—	(24,049)
Long-term intercompany notes and investments	2,849	—	—	(2,849)	—

Net cash provided by (used in) investing activities	(178,018)	(46,922)	(3,194)	(888)	(229,022)
Cash flows from financing activities:
Proceeds from issuance of 2020 Notes	275,000	—	—	—	275,000
Payment of debt issuance costs	(5,706)	—	—	—	(5,706)
Proceeds from line of credit borrowings	130,000	—	—	—	130,000
Payments on line of credit	(190,000)	—	—	—	(190,000)
Proceeds from issuance of common stock under equity plans	19,341	—	—	—	19,341
Purchase of common stock in treasury	(7,451)	—	—	—	(7,451)
Other	(438)	(948)	—	—	(1,386)
Long-term intercompany financing	31,160	(31,160)	(2,849)	2,849	—

Net cash provided by (used in) financing activities	251,906	(32,108)	(2,849)	2,849	219,798
Effect of exchange rate changes on cash	—	—	(132)	—	(132)

Net increase (decrease) in cash and cash equivalents	138,079	(7,161)	1,175	—	132,093
Cash and cash equivalents at beginning of fiscal year	24,347	7,600	8,543	—	40,490

Cash and cash equivalents at end of fiscal year	$162,426	$439	$9,718	$—	$172,583

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statement of Cash Flows for the Fiscal Year Ended April 1, 2011

	Issuing Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$57,877	$112,029	$(19)	$(270)	$169,617

Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(152,416)	(54,126)	(2,013)	270	(208,285)
Cash paid for patents, licenses and other assets	(15,942)	—	(44)	—	(15,986)
Payments related to acquisition of businesses, net of cash acquired	(14,203)	—	747	—	(13,456)
Long-term intercompany notes and investments	(726)	100	1,731	(1,105)	—

Net cash provided by (used in) investing activities	(183,287)	(54,026)	421	(835)	(237,727)
Cash flows from financing activities:
Payment of debt issuance costs	(2,775)	—	—	—	(2,775)
Proceeds from line of credit borrowings	40,000	—	—	—	40,000
Payments on line of credit	(40,000)	—	—	—	(40,000)
Proceeds from issuance of common stock under equity plans	26,398	—	—	—	26,398
Purchase of common stock in treasury	(5,880)	—	—	—	(5,880)
Incremental tax benefits from stock-based compensation	867	—	—	—	867
Long-term intercompany financing	64,889	(66,619)	625	1,105	—

Net cash provided by (used in) financing activities	83,499	(66,619)	625	1,105	18,610
Effect of exchange rate changes on cash	—	—	359	—	359

Net increase (decrease) in cash and cash equivalents	(41,911)	(8,616)	1,386	—	(49,141)
Cash and cash equivalents at beginning of fiscal year	66,258	16,216	7,157	—	89,631

Cash and cash equivalents at end of fiscal year	$24,347	$7,600	$8,543	$—	$40,490

Note 18 — Subsequent Event

On May 15, 2013, the Company entered into an agreement with The Boeing Company (Boeing) to purchase ViaSat-2, the Company’s second high-capacity Ka-band satellite, at a price of approximately $358.0 million, plus an additional amount for launch support services to be performed by Boeing.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Three Fiscal Years Ended March 29, 2013

Date	Allowance for Doubtful Accounts
(In thousands)
Balance, April 2, 2010	$539
Charged (credited) to costs and expenses	813
Deductions	(859)

Balance, April 1, 2011	$493
Charged (credited) to costs and expenses	1,194
Deductions	(690)

Balance, March 30, 2012	$997
Charged (credited) to costs and expenses	1,621
Deductions	(1,184)

Balance, March 29, 2013	$1,434

Date	Deferred Tax Asset Valuation Allowance
(In thousands)
Balance, April 2, 2010	$13,074
Charged (credited) to costs and expenses	1,445
Charged (credited) to goodwill*	(1,848)
Deductions	—

Balance, April 1, 2011	$12,671
Charged (credited) to costs and expenses	2,024
Deductions	—

Balance, March 30, 2012	$14,695
Charged (credited) to costs and expenses	1,270
Deductions	—

Balance, March 29, 2013	$15,965

*	Related to the acquisition of WildBlue

II-1