Form 10-Q
period 2013-06-28
VIASAT INC
filed 2013-08-07
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2013.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of July 22, 2013 was 45,440,010 .

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of June 28, 2013	As of March 29, 2013
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$79,682	$105,738
Accounts receivable, net	260,701	266,970
Inventories	125,692	106,281
Deferred income taxes	25,015	25,065
Prepaid expenses and other current assets	39,229	40,819

Total current assets	530,319	544,873
Satellites, net	559,244	535,090
Property and equipment, net	399,213	378,691
Other acquired intangible assets, net	46,123	47,170
Goodwill	82,632	83,000
Other assets	219,740	205,248

Total assets	$1,837,271	$1,794,072

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$121,309	$83,009
Accrued liabilities	145,370	161,909
Current portion of other long-term debt	1,910	2,230

Total current liabilities	268,589	247,148
Senior notes, net	584,717	584,993
Other long-term debt	1,456	1,456
Other liabilities	52,548	52,640

Total liabilities	907,310	886,237

Commitments and contingencies (Note 8)
Equity:
ViaSat, Inc. stockholders’ equity
Common stock	5	4
Paid-in capital	738,965	715,115
Retained earnings	219,212	221,046
Common stock held in treasury	(34,043)	(33,770)
Accumulated other comprehensive income	641	606

Total ViaSat, Inc. stockholders’ equity	924,780	903,001
Noncontrolling interest in subsidiary	5,181	4,834

Total equity	929,961	907,835

Total liabilities and equity	$1,837,271	$1,794,072

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	June 28, 2013	June 29, 2012
	(In thousands, except per share data)
Revenues:
Product revenues	$182,161	$147,729
Service revenues	138,941	94,034

Total revenues	321,102	241,763
Operating expenses:
Cost of product revenues	129,414	109,049
Cost of service revenues	105,893	78,569
Selling, general and administrative	64,781	56,501
Independent research and development	14,089	7,369
Amortization of acquired intangible assets	3,501	4,064

Income (loss) from operations	3,424	(13,789)
Other income (expense):
Interest income	21	60
Interest expense	(10,163)	(11,546)

Loss before income taxes	(6,718)	(25,275)
Benefit from income taxes	(5,231)	(10,842)

Net loss	(1,487)	(14,433)
Less: Net income (loss) attributable to the noncontrolling interest, net of tax	347	(13)

Net loss attributable to ViaSat, Inc.	$(1,834)	$(14,420)

Basic net loss per share attributable to ViaSat, Inc. common stockholders	$(0.04)	$(0.33)
Diluted net loss per share attributable to ViaSat, Inc. common stockholders	$(0.04)	$(0.33)
Shares used in computing basic net loss per share	45,110	43,182
Shares used in computing diluted net loss per share	45,110	43,182
Comprehensive income (loss):
Net loss	$(1,487)	$(14,433)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on hedging, net of tax	77	(89)
Foreign currency translation adjustments, net of tax	(42)	(612)

Other comprehensive income (loss), net of tax	35	(701)
Comprehensive loss	(1,452)	(15,134)

Less: comprehensive income (loss) attributable to the noncontrolling interest, net of tax	347	(13)

Comprehensive loss attributable to ViaSat, Inc.	$(1,799)	$(15,121)

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	June 28, 2013	June 29, 2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,487)	$(14,433)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	36,226	31,154
Amortization of intangible assets	5,889	5,563
Deferred income taxes	(5,888)	(10,888)
Stock-based compensation expense	7,490	6,619
Loss on disposition of fixed assets	6,036	1,832
Other non-cash adjustments	1,200	1,165
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	5,474	(10,607)
Inventories	(14,245)	(10,274)
Other assets	1,728	(2,194)
Accounts payable	18,994	2,306
Accrued liabilities	(8,012)	(4,277)
Other liabilities	417	4,825

Net cash provided by operating activities	53,822	791
Cash flows from investing activities:
Purchase of property, equipment and satellites	(73,030)	(36,882)
Cash paid for patents, licenses and other assets	(11,776)	(6,327)
Payment related to acquisition of business, net of cash acquired	(2,400)	—

Net cash used in investing activities	(87,206)	(43,209)
Cash flows from financing activities:
Payment of debt issuance costs	—	(2,215)
Proceeds from issuance of common stock under equity plans	8,279	4,635
Purchase of common stock in treasury	(273)	(2,020)
Other	(574)	(560)

Net cash provided by (used in) financing activities	7,432	(160)
Effect of exchange rate changes on cash	(104)	(113)

Net decrease in cash and cash equivalents	(26,056)	(42,691)
Cash and cash equivalents at beginning of period	105,738	172,583

Cash and cash equivalents at end of period	$79,682	$129,892

Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$8,018	$7,060

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	ViaSat, Inc. Stockholders							Noncontrolling Interest in Subsidiary	Total
	Common Stock				Common Stock Held in Treasury		Accumulated Other Comprehensive Income (Loss)
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings
					Number of Shares	Amount
	(In thousands, except share data)
Balance at March 29, 2013	45,921,793	$4	$715,115	$221,046	(947,607)	$(33,770)	$606	$4,834	$907,835
Exercise of stock options	258,433	1	5,593	—	—	—	—	—	5,594
Issuance of stock under Employee Stock Purchase Plan	81,193	—	2,685	—	—	—	—	—	2,685
Stock-based compensation	—	—	7,554	—	—	—	—	—	7,554
Shares issued in settlement of certain accrued employee compensation liabilities	113,126	—	8,018	—	—	—	—	—	8,018
RSU awards vesting	9,688	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(3,813)	(273)	—	—	(273)
Net (loss) income	—	—	—	(1,834)	—	—	—	347	(1,487)
Other comprehensive income (loss), net of tax (hedging transaction $77; foreign currency translation ($42))	—	—	—	—	—	—	35	—	35

Balance at June 28, 2013	46,384,233	$5	$738,965	$219,212	(951,420)	$(34,043)	$641	$5,181	$929,961

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at June 28, 2013, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 28, 2013 and June 29, 2012, the condensed consolidated statements of cash flows for the three months ended June 28, 2013 and June 29, 2012 and the condensed consolidated statement of equity for the three months ended June 28, 2013 have been prepared by the management of ViaSat, Inc. (also referred to hereafter as the Company or ViaSat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 29, 2013 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 29, 2013 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

The Company’s condensed consolidated financial statements include the assets, liabilities and results of operations of ViaSat, its wholly owned subsidiaries and TrellisWare Technologies, Inc. (TrellisWare), a majority-owned subsidiary. All significant intercompany amounts have been eliminated.

The Company’s fiscal year is the 52 or 53 weeks ending on the Friday closest to March 31 of the specified year. For example, references to fiscal year 2014 refer to the fiscal year ending on April 4, 2014. The Company’s quarters for fiscal year 2014 end on June 28, 2013, October 4, 2013, January 3, 2014 and April 4, 2014. This results in a 53 week fiscal year approximately every four to five years. Fiscal year 2014 is a 53 week year, compared with a 52 week year in fiscal year 2013. As a result of the shift in the fiscal calendar, the second quarter of fiscal year 2014 includes an additional week. The Company does not believe that the extra week results in any material impact on its financial results.

During the first quarter of fiscal year 2014, the Company completed the acquisition of LonoCloud, Inc. (LonoCloud), an early-stage privately held company. This acquisition was accounted for as a purchase and, accordingly, the condensed consolidated financial statements include the operating results of LonoCloud from the date of acquisition.

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

Revenue recognition

A substantial portion of the Company’s revenues is derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the authoritative guidance for the percentage-of-completion method of accounting (Accounting Standards Codification (ASC) 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract, or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three months ended June 28, 2013 and June 29, 2012, the Company recorded losses of approximately $0.4 million and $1.3 million, respectively, related to loss contracts.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Contract costs on U.S. government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. government agencies, as well as negotiations with U.S. government representatives. The Company’s incurred cost audits by the DCAA have not been completed for fiscal year 2004 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal year 2003 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of June 28, 2013 and March 29, 2013, the Company had $7.2 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 8).

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred. Advertising expenses for the three months ended June 28, 2013 and June 29, 2012 were $2.9 million and $5.5 million, respectively.

Commissions

The Company compensates third parties based on specific commission programs directly related to certain product and service sales and these commissions costs are expensed as incurred.

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). During the three months ended June 28, 2013 and June 29, 2012, the Company capitalized $0.9 million and $0.8 million of interest expense, respectively, with respect to assets under construction.

The Company owns two satellites: ViaSat-1 (its high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). During the first quarter of fiscal year 2014, the Company announced the entry into a satellite construction contract for ViaSat-2, a second high-capacity Ka-band satellite. In addition, the Company has an exclusive prepaid lifetime capital lease of Ka-band capacity over the continental United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and owns related gateway and networking equipment for all of its satellites. The Company periodically reviews the remaining estimated useful life of its satellites to determine if revisions to estimated lives are necessary. The Company procured indoor and outdoor customer premise equipment (CPE) units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property and equipment in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, gateway and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of June 28, 2013 were $190.0 million and $58.4 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of March 29, 2013 were $170.9 million and $51.5 million, respectively.

Occasionally, the Company may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. The Company records amortization of assets leased under capital lease arrangements within depreciation expense.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. As of June 28, 2013 and March 29, 2013, the Company had $3.2 million of capitalized costs related to patents included in other assets. As of June 28, 2013 and March 29, 2013, the Company had $13.5 million and $8.6 million, respectively, of capitalized costs related to acquiring and obtaining orbital slots and other licenses included in other assets. Accumulated amortization related to these assets was approximately $0.7 million as of June 28, 2013 and March 29, 2013. Amortization expense related to these assets was an insignificant amount for the three months ended June 28, 2013 and June 29, 2012. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three months ended June 28, 2013 and June 29, 2012, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense on a straight-line basis over the expected term of the related debt, the results of which are not materially different from the effective interest rate basis. During the three months ended June 28, 2013, no amounts were paid for debt issuance costs. During the three months ended June 29, 2012, the Company paid and capitalized debt issuance costs of approximately $2.2 million. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss). Other unamortized debt issuance costs are recorded in prepaid expenses and other current assets and in other long-term assets in the consolidated balance sheets, depending on the amounts expected to be amortized to interest expense within the next twelve months.

Software development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $64.6 million and $60.6 million related to software developed for resale were included in other assets as of June 28, 2013 and March 29, 2013, respectively. The Company capitalized $6.4 million of costs related to software developed for resale for each of the three months ended June 28, 2013 and June 29, 2012. Amortization expense for software development costs was $2.4 million and $1.5 million for the three months ended June 28, 2013 and June 29, 2012, respectively.

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $2.5 million and $2.3 million as of June 28, 2013 and March 29, 2013, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At June 28, 2013 and March 29, 2013, no such amounts were accrued related to the aforementioned provisions.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Common stock held in treasury

During the first three months of fiscal years 2014 and 2013, the Company issued 9,688 and 127,604 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company repurchased 3,813 and 47,665 shares of common stock with a total value of $0.3 million and $2.0 million during the first three months of fiscal years 2014 and 2013, respectively. Repurchased shares of common stock of 951,420 and 947,607 were held in treasury as of June 28, 2013 and March 29, 2013, respectively.

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

During the three months ended June 28, 2013 and June 29, 2012, the Company settled certain foreign exchange contracts and in connection therewith recognized a loss of less than $0.1 million and $0.1 million, respectively, recorded in cost of revenues based on the nature of the underlying transactions. The fair value of the Company’s foreign currency forward contracts was an accrued liability of $0.2 million and $0.3 million at June 28, 2013 and March 29, 2013, respectively. The notional value of foreign currency forward contracts outstanding as of June 28, 2013 and March 29, 2013 was $9.6 million and $7.0 million, respectively.

At June 28, 2013, the estimated net amount of unrealized gains or losses related to foreign currency forward contracts that was expected to be reclassified to earnings within the next twelve months was approximately $0.2 million. The Company’s foreign currency forward contracts outstanding as of June 28, 2013 will mature within one to twenty-three months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for the three months ended June 28, 2013 and June 29, 2012.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense on a straight-line basis over the employee’s requisite service period. Stock-based compensation expense is recognized in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 28, 2013 and June 29, 2012 only for those awards ultimately expected to vest, with forfeitures estimated at the date of grant. The authoritative guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognized $7.5 million and $6.6 million of stock-based compensation expense for the three months ended June 28, 2013 and June 29, 2012, respectively.

For the three months ended June 28, 2013 and June 29, 2012, the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit award vesting as the excess tax benefit from stock options exercised and restricted stock unit award vesting increased the Company’s net operating loss carryforward.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company’s analysis of the need for a valuation allowance considered the losses incurred during the three months ended June 28, 2013 and the fiscal year ended March 29, 2013. The loss in fiscal year 2013 was more significant and a substantial portion of such loss resulted from an extinguishment of debt charge that was recorded upon the refinancing of the Company’s former 8.875% Senior Notes due 2016 (2016 Notes) with the proceeds from the issuance of additional 6.875% Senior Notes due 2020 (2020 Notes), which is expected to provide a benefit to net income in the future due to the lower interest rate of the 2020 Notes. The Company’s evaluation considered other factors, including the Company’s history of positive earnings, current earnings trends as the Company’s satellite subscriber base scales on its recently launched satellite, ViaSat-1, taxable income adjusted for certain items, the Company’s large contractual backlog, and forecasted income by jurisdiction. Consideration was also given to the lengthy period over which these net deferred tax assets can be realized, and the Company’s history of not having federal tax loss carryforwards expire unused.

Recent authoritative guidance

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (ASC 210): Disclosures about offsetting Assets and Liabilities. The new authoritative guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this authoritative guidance. This authoritative guidance became effective for the Company beginning in the first quarter of fiscal year 2014 and has been applied retrospectively for all comparative periods presented. Adoption of this authoritative guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (ASC 350): Testing Indefinite-Lived Intangible Assets for Impairment. The new authoritative guidance simplifies the requirements for testing for indefinite-lived intangible assets other than goodwill and permits an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative fair value test. The guidance is effective for the Company for annual and, if any, interim impairment tests during the current fiscal year. The adoption of this standard will not have a material impact on the Company or its consolidated financial statements and disclosures.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (ASC 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The guidance, which became effective for the Company beginning in the first quarter of fiscal year 2014, required changes in presentation only and the adoption of this standard did not have a significant impact on the Company’s consolidated financial statements and disclosures. The Company considers information related to rollforward amounts and amounts reclassified out of accumulated other comprehensive income to be insignificant and therefore immaterial for separate disclosures.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (ASC 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU 2013-05 clarifies that the cumulative translation adjustment should be released into net income only when a reporting entity ceases to have a controlling financial interest in a subsidiary or a business within a foreign entity. Further, for an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. These amendments are to be applied prospectively to derecognition events occurring after the effective date. This guidance is effective for the Company beginning in the first quarter of fiscal year 2015 and the adoption of this standard is not expected to have a material impact on its consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of June 28, 2013	As of March 29, 2013
	(In thousands)
Accounts receivable, net:
Billed	$131,309	$134,206
Unbilled	131,039	134,198
Allowance for doubtful accounts	(1,647)	(1,434)

	$260,701	$266,970

Inventories:
Raw materials	$46,941	$40,308
Work in process	20,836	21,298
Finished goods	57,915	44,675

	$125,692	$106,281

Prepaid expenses and other current assets:
Prepaid expenses	$35,573	$34,257
Other	3,656	6,562

	$39,229	$40,819

Satellites, net:
Satellite — WildBlue-1 (estimated useful life of 10 years)	$195,890	$195,890
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellite — ViaSat-1 (estimated useful life of 17 years)	363,204	363,204
Satellite — ViaSat-2 (under construction)	36,632	—

	694,816	658,184
Less accumulated depreciation and amortization	(135,572)	(123,094)

	$559,244	$535,090

Property and equipment, net:
Machinery and equipment (estimated useful life of 2-5 years)	$237,192	$226,884
Computer equipment and software (estimated useful life of 2-7 years)	159,054	154,202
CPE leased equipment (estimated useful life of 3-5 years)	190,022	170,934
Furniture and fixtures (estimated useful life of 7 years)	17,722	15,716
Leasehold improvements (estimated useful life of 2-17 years)	59,325	57,691
Building (estimated useful life of 24 years)	8,923	8,923
Land held for sale	2,846	2,846
Land	1,260	1,260
Construction in progress	27,274	23,025

	703,618	661,481
Less accumulated depreciation and amortization	(304,405)	(282,790)

	$399,213	$378,691

Other acquired intangible assets, net:
Technology (weighted average useful life of 6 years)	$56,209	$53,714
Contracts and customer relationships (weighted average useful life of 7 years)	88,670	88,651
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 3 years)	5,680	5,680
Other (weighted average useful life of 9 years)	6,292	6,287

	165,451	162,932
Less accumulated amortization	(119,328)	(115,762)

	$46,123	$47,170

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Other assets:
Capitalized software costs, net	$64,627	$60,596
Patents, orbital slots and other licenses, net	16,000	11,100
Deferred income taxes	103,578	97,238
Other	35,535	36,314

	$219,740	$205,248

Accrued liabilities:
Collections in excess of revenues and deferred revenues	$74,917	$65,822
Accrued employee compensation	6,643	23,925
Accrued vacation	20,318	19,252
Warranty reserve, current portion	9,176	8,840
Other	34,316	44,070

	$145,370	$161,909

Other liabilities:
Deferred revenue, long-term portion	$14,802	$15,360
Deferred rent, long-term portion	9,428	8,964
Warranty reserve, long-term portion	5,553	5,267
Deferred income taxes, long-term portion	1,414	1,547
Unrecognized tax position liabilities	493	493
Satellite performance incentives obligation, long-term portion	20,858	21,009

	$52,548	$52,640

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 28, 2013 and March 29, 2013:

	Fair Value as of June 28, 2013	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$13,162	$13,162	$—	$—

Total assets measured at fair value on a recurring basis	$13,162	$13,162	$—	$—

Liabilities:
Foreign currency forward contracts	$192	$—	$192	$—

Total liabilities measured at fair value on a recurring basis	$192	$—	$192	$—

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Fair Value as of March 29, 2013	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$47,427	$47,427	$—	$—

Total assets measured at fair value on a recurring basis	$47,427	$47,427	$—	$—

Liabilities:
Foreign currency forward contracts	$318	$—	$318	$—

Total liabilities measured at fair value on a recurring basis	$318	$—	$318	$—

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

Long-term debt — The Company’s long-term debt consists of $575.0 million in aggregate principal amount of 2020 Notes reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. As of June 28, 2013 and March 29, 2013, the fair value of the Company’s 2020 Notes was determined using quoted prices in active markets for identical liabilities (Level 1) and was approximately $606.6 million and $616.7 million, respectively.

Satellite performance incentives obligation — The Company’s contract with the manufacturer of ViaSat-1 requires the Company to make monthly in-orbit satellite performance incentive payments, including interest at 7.0%, over a fifteen-year period from December 2011 to December 2026, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentives on a recurring basis. The fair value of the Company’s outstanding satellite performance incentives is estimated to approximate their carrying value based on current rates (Level 2). As of June 28, 2013 and March 29, 2013, the Company’s estimated satellite performance incentives obligation and accrued interest was $22.8 million and $22.7 million, respectively.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4 — Shares Used In Computing Diluted Net Income (Loss) Per Share

The weighted average number of shares used to calculate basic and diluted net income (loss) per share attributable to ViaSat, Inc. common stockholders is the same for both the three months ended June 28, 2013 and June 29, 2012, as the Company incurred a net loss attributable to ViaSat, Inc. common stockholders in both periods and inclusion of common share equivalents would be antidilutive. Common share equivalents excluded from the calculation for the three months ended June 28, 2013 were 880,132 shares relating to stock options, 576,238 shares relating to restricted stock units and 139,793 shares relating to certain terms of the amended ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan. Common share equivalents excluded from the calculation for the three months ended June 29, 2012 were 1,709,087 shares relating to stock options, 366,753 shares relating to restricted stock units and 198,809 shares relating to certain terms of the amended ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

Note 5 — Goodwill and Acquired Intangible Assets

During the first quarter of fiscal year 2014, the Company’s goodwill decreased by approximately $0.4 million related to the effects of foreign currency translation recorded within the Company’s government systems and commercial networks segments. Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of three to nine years. Amortization expense related to other acquired intangible assets was $3.5 million and $4.1 million for the three months ended June 28, 2013 and June 29, 2012, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the three months ended June 28, 2013	$3,501

Expected for the remainder of fiscal year 2014	$11,043
Expected for fiscal year 2015	14,490
Expected for fiscal year 2016	10,967
Expected for fiscal year 2017	4,643
Expected for fiscal year 2018	3,599
Thereafter	1,381

$46,123

Note 6 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of June 28, 2013 and March 29, 2013:

	As of June 28, 2013	As of March 29, 2013
	(In thousands)
Senior Notes
2020 Notes	$575,000	$575,000
Unamortized premium on the 2020 Notes	9,717	9,993

Total senior notes, net of premium	584,717	584,993
Less: current portion of the senior notes	—	—

Total senior notes long-term, net	584,717	584,993

Other Long-Term Debt
Revolving credit facility	—	—
Other	3,366	3,686

Total other long-term debt	3,366	3,686
Less: current portion of other long-term debt	1,910	2,230

Other long-term debt, net	1,456	1,456

Total debt	588,083	588,679
Less: current portion	1,910	2,230

Long-term debt, net	$586,173	$586,449

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Credit Facility

As of June 28, 2013, the Company’s revolving credit facility (the Credit Facility), as amended, provided a revolving line of credit of $325.0 million (including up to $50.0 million of letters of credit), with a maturity date of May 9, 2017. Borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. The Company has capitalized certain amounts of interest expense on the Credit Facility in connection with the construction of various assets during the construction period. The Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries and secured by substantially all of the Company’s and such subsidiaries’ assets.

The Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

The Company was in compliance with its financial covenants under the Credit Facility as of June 28, 2013. At June 28, 2013, the Company had no outstanding borrowings under the Credit Facility and $38.5 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of June 28, 2013 of $286.5 million.

Senior Notes due 2020

In February 2012, the Company issued $275.0 million in principal amount of 2020 Notes in a private placement to institutional buyers, which were exchanged in August 2012 for substantially identical 2020 Notes that had been registered with the SEC. These initial 2020 Notes were issued at face value and are recorded as long-term debt in the Company’s condensed consolidated financial statements. On October 12, 2012, the Company issued an additional $300.0 million in principal amount of 2020 Notes in a private placement to institutional buyers at an issue price of 103.50% of the principal amount, which were exchanged in January 2013 for substantially identical 2020 Notes that had been registered with the SEC. The 2020 Notes are all treated as a single class. The 2020 Notes bear interest at the rate of 6.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in June 2012. Deferred financing cost associated with the issuance of the 2020 Notes is amortized to interest expense on a straight-line basis over the term of the 2020 Notes, the results of which are not materially different from the effective interest rate basis. The $10.5 million premium the Company received in connection with the issuance of the additional 2020 Notes is recorded as long-term debt in the Company’s condensed consolidated financial statements and is being amortized as a reduction to interest expense on an effective interest rate basis over the term of those 2020 Notes.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 7 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty cost, the Company bases its estimates on its experience with the technology involved and the type of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the three months ended June 28, 2013 and June 29, 2012:

	Three Months Ended
	June 28, 2013	June 29, 2012
	(In thousands)
Balance, beginning of period	$14,107	$11,651
Change in liability for warranties issued in period	2,130	2,480
Settlements made (in cash or in kind) during the period	(1,508)	(1,246)

Balance, end of period	$14,729	$12,885

Note 8 — Commitments and Contingencies

In May 2013, the Company entered into an agreement with The Boeing Company (Boeing) to purchase ViaSat-2, the Company’s second high-capacity Ka-band satellite, at a price of approximately $358.0 million, plus an additional amount for launch support services to be performed by Boeing.

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

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been completed for fiscal year 2004 and subsequent fiscal years. Although the Company has recorded contract revenues

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

subsequent to fiscal year 2003 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of June 28, 2013 and March 29, 2013, the Company had $7.2 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on status of the related contracts.

Note 9 — Income Taxes

The Company currently estimates its annual effective income tax benefit rate to be approximately 75.0% for fiscal year 2014. The estimated annual effective tax rate is different from the expected statutory rate primarily due to federal and state research and development tax credits. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. This legislation retroactively reinstated and extended the credit through December 31, 2013. If the federal research and development tax credit is extended through the end of fiscal year 2014, the Company may have a higher annual effective tax benefit rate for fiscal year 2014, and the amount of any such tax rate reduction will depend on the effective date of any such extension, the terms of the extension, as well as the amount of eligible research and development expenses in the extended period.

Future realization of the existing deferred tax asset ultimately depends on future profitability and the existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carryforward period available under tax law. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established. The Company’s analysis of the need for a valuation allowance considered the losses incurred during the three months ended June 28, 2013 and the fiscal year ended March 29, 2013. The loss in fiscal year 2013 was more significant and a substantial portion of such loss resulted from an extinguishment of debt charge that was recorded upon the refinancing of the Company’s former 2016 Notes with the proceeds from the issuance of additional 2020 Notes, which is expected to provide a benefit to net income in the future due to the lower interest rate of the 2020 Notes. The Company’s evaluation considered other factors, including the Company’s history of positive earnings, current earnings trends as its satellite subscriber base scales on its recently launched satellite, taxable income adjusted for certain items, the Company’s large contractual backlog, and forecasted income by jurisdiction. Consideration was also given to the lengthy period over which these net deferred tax assets can be realized, and the Company’s history of not having federal tax loss carryforwards expire unused. For the three months ended June 28, 2013, the Company’s gross unrecognized tax benefits increased by $1.0 million. In the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease by up to approximately $1.0 million as a result of the expiration of the statute of limitations or settlements with tax authorities for previously filed tax returns.

Note 10 — Segment Information

The Company’s reporting segments, comprised of the satellite services, commercial networks and government systems segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides retail and wholesale satellite-based broadband services for its consumer, enterprise and mobile broadband customers primarily in the United States, as well as managed network services for the satellite communication systems of the Company’s consumer, enterprise and mobile broadband customers worldwide. The Company’s commercial networks segment develops and produces a variety of advanced end-to-end satellite and other wireless communication systems and ground networking equipment and products, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment develops and produces network-centric, internet protocol (IP)-based secure fixed and mobile government communications systems, products, services and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Segment revenues and operating profits (losses) for the three months ended June 28, 2013 and June 29, 2012 were as follows:

	Three Months Ended
	June 28, 2013	June 29, 2012
	(In thousands)
Revenues:
Satellite Services
Product	$16	$531
Service	85,831	58,788

Total	85,847	59,319
Commercial Networks
Product	91,824	70,762
Service	5,575	5,373

Total	97,399	76,135
Government Systems
Product	90,321	76,436
Service	47,535	29,873

Total	137,856	106,309
Elimination of intersegment revenues	—	—

Total revenues	$321,102	$241,763

Operating profits (losses):
Satellite Services	$(12,978)	$(22,516)
Commercial Networks	3,336	(2,069)
Government Systems	16,567	14,860
Elimination of intersegment operating profits	—	—

Segment operating profit (loss) before corporate and amortization of acquired intangible assets	6,925	(9,725)
Corporate	—	—
Amortization of acquired intangible assets	(3,501)	(4,064)

Income (loss) from operations	$3,424	$(13,789)

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, gateways and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of June 28, 2013 and March 29, 2013 were as follows:

	As of June 28, 2013	As of March 29, 2013
	(In thousands)
Segment assets:
Satellite Services	$86,859	$89,945
Commercial Networks	211,986	175,230
Government Systems	215,323	238,057

Total segment assets	514,168	503,232
Corporate assets	1,323,103	1,290,840

Total assets	$1,837,271	$1,794,072

Other acquired intangible assets, net and goodwill included in segment assets as of June 28, 2013 and March 29, 2013 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of June 28, 2013	As of March 29, 2013	As of June 28, 2013	As of March 29, 2013
	(In thousands)
Satellite Services	$37,224	$39,989	$9,809	$9,809
Commercial Networks	3,777	1,520	43,664	43,648
Government Systems	5,122	5,661	29,159	29,543

Total	$46,123	$47,170	$82,632	$83,000

Amortization of acquired intangible assets by segment for the three months ended June 28, 2013 and June 29, 2012 was as follows:

	Three Months Ended
	June 28, 2013	June 29, 2012
	(In thousands)
Satellite Services	$2,765	$3,238
Commercial Networks	143	184
Government Systems	593	642

Total amortization of acquired intangible assets	$3,501	$4,064

Revenue information by geographic area for the three months ended June 28, 2013 and June 29, 2012 was as follows:

	Three Months Ended
	June 28, 2013	June 29, 2012
	(In thousands)
United States	$238,799	$178,734
Europe, Middle East and Africa	40,827	32,215
Asia, Pacific	32,865	8,431
North America other than United States	7,778	17,387
Central and Latin America	833	4,996

Total revenues	$321,102	$241,763

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Company distinguishes revenues from external customers by geographic area based on customer location.

The net book value of long-lived assets located outside the United States was $18.9 million and $18.5 million at June 28, 2013 and March 29, 2013, respectively.

Note 11 — Certain Relationships and Related-Party Transactions

John Stenbit, a director of the Company since August 2004, also serves on the board of directors of Loral. The Company’s satellite construction contract with SS/L (a subsidiary of Loral prior to November 2012), under which the Company purchased ViaSat-1, requires the Company to make monthly satellite performance incentive payments, including interest, over a fifteen-year period from December 2011 to December 2026, subject to the continued satisfactory performance of the satellite (see Note 3). In addition, the Company entered into a beam sharing agreement with Loral, whereby Loral is responsible for contributing 15% of the total costs associated with the ViaSat-1 satellite project. The Company’s purchase of the ViaSat-1 satellite from SS/L was approved by the disinterested members of the Company’s Board of Directors, after a determination by the disinterested members of the Company’s Board that the terms and conditions of the purchase were fair to and in the best interests of the Company and its stockholders. In March 2011, Loral entered into agreements with Telesat Canada (an entity owned by TeleSat Holdings, Inc., a joint venture between Loral and the Public Sector Pension Investment Board) pursuant to which Loral assigned to Telesat Canada, and Telesat Canada assumed from Loral, all of Loral’s rights and obligations with respect to the Canadian beams on ViaSat-1. Material amounts related to the satellite construction contract with SS/L and beam sharing agreement with Telesat Canada are disclosed in the tables below.

In addition, from time to time, the Company enters into various contracts in the ordinary course of business with Loral, SS/L and Telesat Canada. Material amounts related to these contracts are disclosed in the tables below.

Current payables included in accrued liabilities and long-term payables included in other liabilities as of June 28, 2013 and March 29, 2013 that relate to SS/L as a related party were as follows:

	As of June 28, 2013			As of March 29, 2013
	(In thousands)
Payables, current:
Satellite construction contract (estimated satellite performance incentives)	$	*	*	$1,725
Payables, long-term:
Satellite construction contract (estimated satellite performance incentives)		*	*	21,009

**	Effective as of November 2012, SS/L is no longer a related party.

Expense for the three months ended June 28, 2013 and June 29, 2012 were as follows:

	Three Months Ended
	June 28, 2013	June 29, 2012
	(In thousands)
Expense:
Telesat Canada – ordinary course of business	$2,533	$	*

*	Amount was not meaningful.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Cash paid during the three months ended June 28, 2013 and June 29, 2012 were as follows:

	Three Months Ended
	June 28, 2013	June 29, 2012
	(In thousands)
Cash paid:
Telesat Canada – ordinary course of business	$1,830	$2,146

Note 12 — Financial Statements of Parent and Subsidiary Guarantors

As of June 28, 2013, $575.0 million in aggregate principal amount of 2020 Notes issued by the Company was outstanding. The 2020 Notes are jointly and severally guaranteed on a full and unconditional basis by each of the Guarantor Subsidiaries, subject to certain customary release provisions, including the sale, transfer or other disposition of the capital stock or all or substantially all of the assets of a Guarantor Subsidiary, the designation of a Guarantor Subsidiary as an unrestricted subsidiary, the release or discharge of the Guarantor Subsidiary’s guarantee of the Credit Facility or the exercise of the legal defeasance option or covenant defeasance option. All of the Guarantor Subsidiaries are direct or indirect 100% owned subsidiaries of the Company. The indenture governing the 2020 Notes limits, among other things, the Company’s and its restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; reduce the Company’s satellite insurance; and consolidate or merge with, or sell substantially all of their assets to, another person.

The following supplemental financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows for the Company (as “Issuing Parent Company”), the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Company and subsidiaries as of June 28, 2013 and March 29, 2013 and for the three months ended June 28, 2013 and June 29, 2012.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Condensed Consolidated Balance Sheet as of June 28, 2013

	Issuing Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$63,810	$4,636	$11,236	$—	$79,682
Accounts receivable, net	237,119	16,253	7,329	—	260,701
Inventories	101,438	18,718	5,536	—	125,692
Deferred income taxes	22,300	2,425	290	—	25,015
Prepaid expenses and other current assets	31,785	6,774	670	—	39,229
Current portion of intercompany receivables	134,023	1,581	1,547	(137,151)	—

Total current assets	590,475	50,387	26,608	(137,151)	530,319
Satellites, net	368,827	190,417	—	—	559,244
Property and equipment, net	203,463	189,828	5,922	—	399,213
Other acquired intangible assets, net	1,378	37,225	7,520	—	46,123
Goodwill	63,940	9,686	9,006	—	82,632
Investments in subsidiaries and intercompany receivables	378,024	1,439	303	(379,766)	—
Other assets	163,308	55,665	767	—	219,740

Total assets	$1,769,415	$534,647	$50,126	$(516,917)	$1,837,271

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$107,174	$13,111	$1,024	$—	$121,309
Accrued liabilities	113,583	25,917	5,870	—	145,370
Current portion of other long-term debt	420	1,490	—	—	1,910
Current portion of intercompany payables	1,547	133,347	2,257	(137,151)	—

Total current liabilities	222,724	173,865	9,151	(137,151)	268,589
Senior notes, net	584,717	—	—	—	584,717
Other long-term debt	380	1,076	—	—	1,456
Intercompany payables	303	—	6,681	(6,984)	—
Other liabilities	36,511	14,679	1,358	—	52,548

Total liabilities	844,635	189,620	17,190	(144,135)	907,310

Equity:
ViaSat, Inc. stockholders’ equity
Total ViaSat, Inc. stockholders’ equity	924,780	345,027	32,936	(377,963)	924,780
Noncontrolling interest in subsidiary	—	—	—	5,181	5,181

Total equity	924,780	345,027	32,936	(372,782)	929,961

Total liabilities and equity	$1,769,415	$534,647	$50,126	$(516,917)	$1,837,271

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the Three Months Ended June 28, 2013

	Issuing Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Revenues:
Product revenues	$172,676	$16	$9,752	$(283)	$182,161
Service revenues	57,483	80,944	875	(361)	138,941

Total revenues	230,159	80,960	10,627	(644)	321,102
Operating expenses:
Cost of product revenues	123,802	113	5,755	(256)	129,414
Cost of service revenues	42,094	63,549	611	(361)	105,893
Selling, general and administrative	36,737	25,537	2,526	(19)	64,781
Independent research and development	13,376	—	721	(8)	14,089
Amortization of acquired intangible assets	219	2,765	517	—	3,501

Income (loss) from operations	13,931	(11,004)	497	—	3,424
Other income (expense):
Interest income	20	—	1	—	21
Interest expense	(10,138)	(25)	—	—	(10,163)

Income (loss) before income taxes	3,813	(11,029)	498	—	(6,718)
Provision for (benefit from) income taxes	(264)	(6,076)	1,109	—	(5,231)
Equity in net income (loss) of consolidated subsidiaries	(5,911)	—	—	5,911	—

Net income (loss)	(1,834)	(4,953)	(611)	5,911	(1,487)
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	347	347

Net income (loss) attributable to ViaSat, Inc.	$(1,834)	$(4,953)	$(611)	$5,564	$(1,834)

Comprehensive income (loss)	$(1,799)	$(4,953)	$(786)	$6,086	$(1,452)

Comprehensive income (loss) attributable to ViaSat, Inc.	$(1,799)	$(4,953)	$(786)	$5,739	$(1,799)

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the Three Months Ended June 29, 2012

	Issuing Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Revenues:
Product revenues	$143,174	$531	$4,128	$(104)	$147,729
Service revenues	37,360	54,584	2,478	(388)	94,034

Total revenues	180,534	55,115	6,606	(492)	241,763
Operating expenses:
Cost of product revenues	106,325	82	2,722	(80)	109,049
Cost of service revenues	24,354	52,925	1,678	(388)	78,569
Selling, general and administrative	31,143	22,975	2,383	—	56,501
Independent research and development	7,091	150	152	(24)	7,369
Amortization of acquired intangible assets	275	3,238	551	—	4,064

Income (loss) from operations	11,346	(24,255)	(880)	—	(13,789)
Other income (expense):
Interest income	58	—	2	—	60
Interest expense	(11,521)	(20)	(5)	—	(11,546)

Income (loss) before income taxes	(117)	(24,275)	(883)	—	(25,275)
Provision for (benefit from) income taxes	(1,320)	(9,389)	(133)	—	(10,842)
Equity in net income (loss) of consolidated subsidiaries	(15,623)	—	—	15,623	—

Net income (loss)	(14,420)	(14,886)	(750)	15,623	(14,433)
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	(13)	(13)

Net income (loss) attributable to ViaSat, Inc.	$(14,420)	$(14,886)	$(750)	$15,636	$(14,420)

Comprehensive income (loss)	$(15,121)	$(14,886)	$(1,475)	$16,348	$(15,134)

Comprehensive income (loss) attributable to ViaSat, Inc.	$(15,121)	$(14,886)	$(1,475)	$16,361	$(15,121)

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Condensed Consolidated Statement of Cash Flows for the Three Months Ended June 28, 2013

	Issuing Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$15,905	$35,503	$2,414	$—	$53,822

Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(39,062)	(33,693)	(275)	—	(73,030)
Cash paid for patents, licenses and other assets	(11,769)	—	(7)	—	(11,776)
Payment related to acquisition of business, net of cash acquired	(2,400)	—	—	—	(2,400)
Long-term intercompany notes and investments	(362)	—	—	362	—

Net cash provided by (used in) investing activities	(53,593)	(33,693)	(282)	362	(87,206)
Cash flows from financing activities:
Proceeds from issuance of common stock under equity plans	8,279	—	—	—	8,279
Purchase of common stock in treasury	(273)	—	—	—	(273)
Other	(288)	(286)	—	—	(574)
Long-term intercompany financing	—	—	362	(362)	—

Net cash provided by (used in) financing activities	7,718	(286)	362	(362)	7,432
Effect of exchange rate changes on cash	—	—	(104)	—	(104)

Net increase (decrease) in cash and cash equivalents	(29,970)	1,524	2,390	—	(26,056)
Cash and cash equivalents at beginning of period	93,780	3,112	8,846	—	105,738

Cash and cash equivalents at end of period	$63,810	$4,636	$11,236	$—	$79,682

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Condensed Consolidated Statement of Cash Flows for the Three Months Ended June 29, 2012

	Issuing Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation and Elimination Adjustments	Consolidated
	(Unaudited, in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(24,999)	$25,674	$116	$—	$791

Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(12,721)	(23,944)	(217)	—	(36,882)
Cash paid for patents, licenses and other assets	(6,293)	—	(34)	—	(6,327)
Long-term intercompany notes and investments	(633)	—	—	633	—

Net cash provided by (used in) investing activities	(19,647)	(23,944)	(251)	633	(43,209)
Cash flows from financing activities:
Proceeds from issuance of common stock under equity plans	4,635	—	—	—	4,635
Payment of debt issuance costs	(2,215)	—	—	—	(2,215)
Purchase of common stock in treasury	(2,020)	—	—	—	(2,020)
Other	(287)	(273)	—	—	(560)
Long-term intercompany financing	—	—	633	(633)	—

Net cash provided by (used in) financing activities	113	(273)	633	(633)	(160)
Effect of exchange rate changes on cash	—	—	(113)	—	(113)

Net increase (decrease) in cash and cash equivalents	(44,533)	1,457	385	—	(42,691)
Cash and cash equivalents at beginning of period	162,426	439	9,718	—	172,583

Cash and cash equivalents at end of period	$117,893	$1,896	$10,103	$—	$129,892

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; anticipated performance of products or services; satellite construction activities; the performance and anticipated benefits of the ViaSat-2 satellite; the expected capacity, service, coverage, service speeds and other features of ViaSat-2, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ include: our ability to realize the anticipated benefits of the ViaSat-2 satellite; unexpected expenses related to the satellite project; our ability to successfully implement our business plan for our broadband satellite services on our anticipated timeline or at all, including with respect to the ViaSat-2 satellite system; risks associated with the construction, launch and operation of ViaSat-2 and our other satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; negative audits by the U.S. government; continued turmoil in the global business environment and economic conditions; delays in approving U.S. government budgets and cuts in government defense expenditures; our reliance on U.S. government contracts, and on a small number of contracts which account for a significant percentage of our revenues; our ability to successfully develop, introduce and sell new technologies, products and services; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes on our ability to sell products and services; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 29, 2013, under the heading “Risk Factors” in Part II, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Company Overview

We are a leading provider of high-speed fixed and mobile broadband services, advanced satellite and other wireless networks and secure networking systems, products and services. We have leveraged our success developing complex satellite communication systems and equipment for the U.S. government and select commercial customers to develop next-generation satellite broadband technologies and services for both fixed and mobile users. Our product, systems and service offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that our portfolio of products and services, combined with our ability to effectively cross-deploy technologies between government and commercial segments and across different geographic markets, provides us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies. ViaSat, Inc. was incorporated in California in 1986, and reincorporated as a Delaware corporation in 1996.

We conduct our business through three segments: satellite services, commercial networks and government systems.

Satellite Services

Our satellite services segment provides retail and wholesale satellite-based broadband services for our consumer, enterprise and mobile broadband customers primarily in the United States. Our satellite services business also provides a platform for the provision of network management services to domestic and international satellite service providers. During the first quarter of fiscal year 2014, we announced our entry into a satellite construction contract for ViaSat-2, our second high-capacity Ka-band satellite.

The primary services offered by our satellite services segment are comprised of:

•

Retail and Wholesale Broadband Satellite Services. Our retail and wholesale broadband satellite services offered under the Exede® and WildBlue® brands provide two-way satellite-based broadband internet access to consumers and small businesses in the United States and recently, voice over internet protocol (VOIP). We offer a range of service plans to both retail and wholesale customers, with pricing based on a number of different factors, including bandwidth limits, service quality levels and terms of distribution. We offer wholesale broadband services to our national and regional distribution partners, including direct-to-home satellite video providers, retail service providers and communications companies. As of June 28, 2013, we provided broadband satellite services to approximately 550,000 subscribers.

•

Mobile Broadband Services. Our Yonder® mobile broadband services provide global network management and high-speed internet connectivity services for customers using airborne, maritime and ground-mobile satellite systems.

•

Enterprise Broadband Services. We also offer high-speed broadband services to enterprises, who are increasingly requiring higher-speed, more economical communications in hard-to-reach locations, as well as mobile broadband solutions. Our enterprise broadband services include high definition satellite news gathering, in-flight WiFi and live on-line event streaming.

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

Government Systems

Our government systems segment develops and produces network-centric internet protocol (IP)-based fixed and mobile secure government communications systems, products, services and solutions, which are designed to enable the collection and dissemination of secure real-time digital information between command centers, communications nodes and air defense systems. Customers of our government systems segment include the U.S. Department of Defense (DoD), armed forces, public safety first-responders and remote government employees.

The primary products and services of our government systems segment include:

•

Government satellite communication systems, which comprise an array of portable, mobile and fixed broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands for line-of-sight and beyond-line-of-sight Intelligence, Surveillance and Reconnaissance (ISR) and Command and Control (C2) missions and satellite networking services, as well as products designed for manpacks, aircraft, unmanned aerial vehicles (UAVs), seagoing vessels, ground mobile vehicles and fixed applications.

•

Information assurance products and secure networking solutions, which provide advanced, high-speed IP-based “Type 1” and High Assurance Internet Protocol Encryption (HAIPE®)-compliant encryption solutions that enable military and government users to communicate information securely over networks, and that secure data stored on computers and storage devices.

•

Tactical data links, including Multifunctional Information Distribution System (MIDS) terminals for military fighter jets and their successor, MIDS Joint Tactical Radio System (MIDS-JTRS) terminals, “disposable” weapon data links and portable small tactical terminals.

Sources of Revenues

Our satellite services segment revenues are primarily derived from our domestic satellite broadband services business and from our worldwide managed network services. Our domestic satellite broadband services business comprised approximately 22% and 21% of total revenues during the three months ended June 28, 2013 and June 29, 2012, respectively.

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

Our products in these segments are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 93% of our total revenues for these segments for each of the three months ended June 28, 2013 and June 29, 2012. The remainder of our revenue in these segments for such periods was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of our revenues has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately $87.9 million or 27% and $68.7 million or 28% of our total revenues in the three months ended June 28, 2013 and June 29, 2012, respectively

We also incur independent research and development (IR&D) expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development projects. IR&D expenses were approximately 4% and 3% of total revenues during the three months ended June 28, 2013 and June 29, 2012, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

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

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended June 28, 2013 and June 29, 2012, we recorded losses of approximately $0.4 million and $1.3 million, respectively, related to loss contracts.

Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and future cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. We believe we have established appropriate systems and processes to enable us to reasonably estimate future costs on our programs through regular evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of June 28, 2013 would change our loss before income taxes by approximately $0.5 million.

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

We own two satellites: ViaSat-1 (our high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). During the first quarter of fiscal year 2014, we announced the entry into a satellite construction contract for ViaSat-2, a second high-capacity Ka-band satellite. In addition, we have an exclusive prepaid lifetime capital lease of Ka-band capacity over the continental United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and own related gateway and networking equipment on all of our satellites. Property and equipment also includes the indoor and outdoor customer premise equipment (CPE) units leased to subscribers under a retail leasing program as part of our satellite services segment.

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We periodically review the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three months ended June 28, 2013 and June 29, 2012.

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

The qualitative analysis we conducted in the fourth quarter of fiscal year 2013 included assessing the impact of changes in certain factors including: (1) changes in forecasted operating results and comparing actual results to projections, (2) changes in the industry or our competitive environment since the acquisition date, (3) changes in the overall economy, our market share and market interest rates since the acquisition date, (4) trends in the stock price and related market capitalization and enterprise values, (5) trends in peer companies total enterprise value metrics, and (6) additional factors such as management turnover, changes in regulation and changes in litigation matters.

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

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our valuation allowance against deferred tax assets increased from $16.0 million at March 29, 2013 to $16.5 million at June 28, 2013. The valuation allowance primarily relates to state net operating loss carryforwards and research credit carryforwards available to reduce state income taxes.

Our analysis of the need for a valuation allowance considered the losses incurred during the three months ended June 28, 2013 and the fiscal year ended March 29, 2013. The loss in fiscal year 2013 was more significant and a substantial portion of such loss resulted from an extinguishment of debt charge that was recorded upon the refinancing of our former 8.875% Senior Notes due 2016 (2016 Notes) with the proceeds from the issuance of additional 6.875% Senior Notes due 2020 (2020 Notes), which is expected to provide a benefit to net income in the future due to the lower interest rate of the 2020 Notes. Our evaluation considered other factors, including our history of positive earnings, current earnings trends as our satellite subscriber base scales on our recently launched satellite, ViaSat-1, taxable income adjusted for certain items, our large contractual backlog, and forecasted income by jurisdiction. Consideration was also given to the lengthy period over which these net deferred tax assets can be realized, and our history of not having federal tax loss carryforwards expire unused.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended
	June 28, 2013	June 29, 2012
Revenues:	100.0%	100.0%
Product revenues	56.7	61.1
Service revenues	43.3	38.9
Operating expenses:
Cost of product revenues	40.3	45.1
Cost of service revenues	33.0	32.5
Selling, general and administrative	20.1	23.4
Independent research and development	4.4	3.0
Amortization of acquired intangible assets	1.1	1.7

Income (loss) from operations	1.1	(5.7)
Interest expense, net	(3.2)	(4.8)

Loss before income taxes	(2.1)	(10.5)
Benefit from income taxes	(1.6)	(4.5)

Net loss	(0.5)	(6.0)
Net loss attributable to ViaSat, Inc.	(0.6)	(6.0)

Three Months Ended June 28, 2013 vs. Three Months Ended June 29, 2012

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 28, 2013	June 29, 2012
Product revenues	$182.2	$147.7	$34.4	23.3%
Service revenues	138.9	94.0	44.9	47.8%

Total revenues	$321.1	$241.8	$79.3	32.8%

Our total revenues grew by $79.3 million as a result of the $44.9 million increase in service revenues and the $34.4 million increase in product revenues. Service revenue increases occurred in both our satellite services segment, which grew by $27.0 million, and our government systems segment, which grew by $17.7 million. The product revenue increase was comprised of $21.1 million in our commercial networks segment and $13.9 million in our government systems segment.

Cost of revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 28, 2013	June 29, 2012
Cost of product revenues	$129.4	$109.0	$20.4	18.7%
Cost of service revenues	105.9	78.6	27.3	34.8%

Total cost of revenues	$235.3	$187.6	$47.7	25.4%

Cost of revenues grew by $47.7 million due to a $27.3 million cost of service revenues increase and a $20.4 million cost of product revenues increase. The cost of service revenues increase was primarily due to increased service revenues, which caused a $37.5 million increase in cost of service revenues on a constant margin basis. This increase mainly related to our Exede broadband services in our satellite services segment and government satellite communication systems services in our government systems segment. Additionally, as our Exede subscribers have continued to grow and related revenues scale, we have also experienced improved margins from our broadband services in our satellite services segment. The cost of product revenues increase was primarily due to increased revenues, causing a $25.4 million increase in cost of product revenues on a constant margin basis. This increase mainly related to growth in fixed satellite networks (driven by consumer broadband products) and mobile broadband satellite communication systems in our commercial networks segment, but product sales also grew in our government systems segment, both from our majority-owned subsidiary TrellisWare Technologies, Inc. (TrellisWare) and tactical data link products. The cost of product revenues increase was partially offset by improved margins in our consumer broadband products and mobile broadband satellite communication systems in our commercial networks segment and to TrellisWare and tactical data link products in our government systems segment.

Selling, general and administrative expenses

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 28, 2013	June 29, 2012
Selling, general and administrative	$64.8	$56.5	$8.3	14.7%

The $8.3 million increase in selling, general and administrative (SG&A) expenses was primarily attributable to higher support costs of $7.0 million and higher selling costs of $2.7 million, offset by decreases in new business proposal costs of $1.5 million. Of the higher support costs, $4.0 million related to our satellite services segment (primarily due to our increased subscriber gross additions year over year), $1.7 million to our government systems segment, and $1.4 million to our commercial networks segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 28, 2013	June 29, 2012
Independent research and development	$14.1	$7.4	$6.7	91.2%

The $6.7 million increase in IR&D expenses reflected increased IR&D efforts in our commercial networks segment of $3.9 million (primarily due to next-generation consumer broadband) and in our government systems segment of $3.3 million (primarily due to advancement of integrated government satellite communications platforms), partially offset by a reduction in IR&D effort in our satellite services segment.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from three to nine years. The $0.6 million decrease in amortization of acquired intangible assets in the first quarter of fiscal year 2014 compared to the prior year period was the result of certain acquired technology intangibles in our satellite services segment becoming fully amortized over the preceding twelve months. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the three months ended June 28, 2013	$3,501

Expected for the remainder of fiscal year 2014	$11,043
Expected for fiscal year 2015	14,490
Expected for fiscal year 2016	10,967
Expected for fiscal year 2017	4,643
Expected for fiscal year 2018	3,599
Thereafter	1,381

$46,123

Interest income

The slight decrease in interest income in the three months ended June 28, 2013 compared to the prior year period was primarily due to lower average invested cash balances during the current year period.

Interest expense

The $1.4 million decrease in interest expense in the three months ended June 28, 2013 compared to the prior year period was due primarily to the refinancing, in October 2012, of our former $275.0 million in aggregate principal amount of 2016 Notes with the proceeds from the issuance of an additional $300.0 million in aggregate principal amount of 2020 Notes, which bear interest at a lower rate. Additionally, interest expense in the three months ended June 28, 3013 reflects increased interest capitalization of approximately $0.9 million related to the commencement of construction of ViaSat-2 and related assets.

(Benefit from) provision for income taxes

We currently estimate our annual effective income tax benefit rate to be 75.0% for fiscal year 2014. The estimated annual effective tax rate is different from the expected statutory rate primarily due to federal and state research and development tax credits. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. This legislation retroactively reinstated and extended the credit through December 31, 2013. If the federal research and development tax credit is extended through the end of fiscal year 2014, we may have a higher annual effective tax benefit rate for fiscal year 2014, and the amount of any such tax rate reduction will depend on the effective date of any such extension, the terms of the extension, as well as the amount of eligible research and development expenses in the extended period.

Segment Results for the Three Months Ended June 28, 2013 vs. Three Months Ended June 29, 2012

Satellite services segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 28, 2013	June 29, 2012
Segment product revenues	$—	$0.5	$(0.5)	(97.0)%
Segment service revenues	85.8	58.8	27.0	46.0%

Total revenues	$85.8	$59.3	$26.5	44.7%

Our satellite services segment revenues grew by $26.5 million, primarily from the $27.0 million increase in service revenues. $26.4 million of the increase in segment service revenues related to retail and wholesale broadband services and $0.7 million to our emerging mobile broadband services. The revenue increase relating to our Exede and WildBlue broadband services was driven by a 36% increase in the number of subscribers, which grew from approximately 405,000 at June 29, 2012 to approximately 550,000 at June 28, 2013, as well as a change in the mix of retail and wholesale subscribers and related higher average revenue per subscriber.

Segment operating loss

	Three Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	June 28, 2013	June 29, 2012
Segment operating loss	$(13.0)	$(22.5)	$9.5	42.4%
Percentage of segment revenues	(15.1)%	(38.0)%

The $9.5 million reduction in operating loss for our satellite services segment was primarily due to $15.4 million in higher earnings contributions as our Exede broadband services subscriber base continued to grow, which resulted in increased revenues and improved margins, partially offset by $6.3 million in higher selling and support costs. The higher selling and support costs mainly related to increased sales and marketing support costs as we continued to expand our consumer broadband subscriber base.

Commercial networks segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 28, 2013	June 29, 2012
Segment product revenues	$91.8	$70.8	$21.1	29.8%
Segment service revenues	5.6	5.4	0.2	3.8%

Total revenues	$97.4	$76.1	$21.3	27.9%

Our commercial networks segment revenues increased $21.3 million, primarily from the $21.1 million increase in product revenues. Of this revenue increase, $15.1 million related to fixed satellite networks (driven primarily by consumer broadband products), $4.6 million to mobile broadband satellite communication systems, and $3.2 million to satellite payload technology development programs. These increases were partially offset by a $3.4 million decrease in product revenues for our antenna systems products.

Segment operating profit (loss)

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 28, 2013	June 29, 2012
Segment operating profit (loss)	$3.3	$(2.1)	$5.4	261.2%
Percentage of segment revenues	3.4%	(2.7)%

Our commercial networks segment generated an operating profit in the first quarter of fiscal year 2014 compared to an operating loss in the prior year period. This change was primarily due to $9.1 million of higher earnings contributions from increased revenues and improved margins in our consumer broadband products and in our mobile broadband satellite communication systems, partially offset by higher IR&D costs of $3.9 million.

Government systems segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 28, 2013	June 29, 2012
Segment product revenues	$90.3	$76.4	$13.9	18.2%
Segment service revenues	47.5	29.9	17.7	59.1%

Total revenues	$137.9	$106.3	$31.5	29.7%

Our government systems segment revenues grew 29.7% to $137.9 million. The increase in segment service revenues was primarily due to a $18.7 million revenue increase in government satellite communication systems services (mainly attributable to command and control situational awareness and broadband networking services revenues for military customers), offset by a $1.6 million revenue decrease in TrellisWare. The increase in product revenues was primarily due to revenue increases of $6.2 million in TrellisWare, $3.0 million in tactical data link products, $2.1 million in information assurance products and $2.5 million in government satellite communication systems.

Segment operating profit

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	June 28, 2013	June 29, 2012
Segment operating profit	$16.6	$14.9	$1.7	11.5%
Percentage of segment revenues	12.0%	14.0%

The $1.7 million increase in our government systems segment operating profit reflected $7.1 million of higher earnings contributions (mainly from revenue growth in tactical data link products and TrellisWare), offset by higher IR&D costs of $3.3 million and higher selling, support and new business proposal costs of $2.1 million.

Backlog

As reflected in the table below, both firm and funded backlog decreased overall during the first three months of fiscal year 2014. The decrease in our government systems segment was primarily due to the customary timing shifts in program funding that often occur around the U.S. government’s fiscal year end and related trends we have experienced in prior fiscal years. The decrease in firm and funded backlog in our commercial networks segment reflects higher new contract awards in fiscal year 2013 and the attainment of contractual milestones in existing awards. Backlog in our commercial networks segment can vary significantly from quarter to quarter based on the timing and achievement of milestones in large, multi-year infrastructure projects and changes in award composition between contracts with shorter fulfillment periods and large-scale development projects. The increase in firm and funded backlog in our satellite services segment was primarily due to new contract awards.

	As of June 28, 2013	As of March 29, 2013
	(In millions)
Firm backlog
Satellite Services segment	$35.3	$24.7
Commercial Networks segment	439.4	472.1
Government Systems segment	304.0	355.1

Total	$778.7	$851.9

Funded backlog
Satellite Services segment	$35.3	$24.7
Commercial Networks segment	437.0	472.1
Government Systems segment	282.8	345.7

Total	$755.1	$842.5

The firm backlog does not include contract options. Of the $778.7 million in firm backlog, $447.0 million is expected to be delivered during the remaining nine months of fiscal year 2014, and the balance is expected to be delivered in fiscal year 2015 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.

Our total new awards were $254.0 million and $332.6 million in the three months ended June 28, 2013 and June 29, 2012, respectively.

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

Firm backlog amounts are comprised of funded and unfunded components. Funded backlog represents the sum of contract amounts for which funds have been specifically obligated by customers to contracts. Unfunded backlog represents future amounts that customers may obligate over the specified contract performance periods. Our customers allocate funds for expenditures on long-term contracts on a periodic basis. Our ability to realize revenues from contracts in backlog is dependent upon adequate funding for such contracts. Although we do not control the funding of our contracts, our experience indicates that actual contract fundings have ultimately been approximately equal to the aggregate amounts of the contracts.

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing and equity financing. At June 28, 2013, we had $79.7 million in cash and cash equivalents, $261.7 million in working capital and no outstanding borrowings under our Credit Facility. At March 29, 2013, we had $105.7 million in cash and cash equivalents, $297.7 million in working capital and no outstanding borrowings under our Credit Facility. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

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

The general cash needs of our satellite services, commercial networks and government systems segments can vary significantly. The cash needs of our satellite services segment tend to be driven by the timing of capital expenditure payments (e.g., payments under satellite construction and launch contracts) and of network expansion activities, as well as the quality of customer, type of contract and payment terms. In our commercial networks segment, cash needs tend to be driven primarily by the type and mix of contracts in backlog, the nature and quality of customers, the level of investments in IR&D activities and the payment terms of customers (including whether advance payments are made or customer financing is required). In our government systems segment, the primary factors determining cash needs tend to be the type and mix of contracts in backlog (e.g., product or service, development or production) and timing of payments (including restrictions on the timing of cash payments under U.S. government procurement regulations). Other factors affecting the cash needs of our commercial networks and government systems segments include contract duration and program performance. For example, if a program is performing well and meeting its contractual requirements, then its cash flow requirements are usually lower.

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

Cash flows

Cash provided by operating activities for the first quarter of fiscal year 2014 was $53.8 million compared to $0.8 million in the prior year period. This $53.0 million increase was primarily driven by our operating results (net loss adjusted for depreciation, amortization and other non-cash charges) which generated $28.5 million of higher cash inflows, coupled with a $24.6 million year-over-year decrease in cash used to fund net operating assets needs. The decrease in net operating assets from March 29, 2013 was mainly due to a $6.3 million decrease in combined billed and unbilled accounts receivables, net, attributable to the contractual timing of certain milestones in our government systems segment, a $38.3 million increase in our accounts payable due to timing of payments, and a $9.1 million increase in collections in excess of revenues and deferred revenues included in accrued liabilities attributable to the contractual timing of certain milestones in our commercial networks segment. These decreases in net operating assets were partially offset by a $19.4 million increase in inventory mainly in our commercial networks, primarily due to high demand for CPE terminals from domestic and international customers.

Cash used in investing activities for the first quarter of fiscal year 2014 was $87.2 million compared to $43.2 million in the prior year period. The increase in cash used in investing activities reflected the $18.0 million in cash used during the first three months of fiscal year 2014 for the construction of our ViaSat-2 satellite, as well as a $19.6 million increase in capital expenditures year-over-year for new CPE units and other general purpose equipment.

Cash provided by financing activities for the first quarter of fiscal year 2014 was $7.4 million compared to cash used in financing activities of $0.2 million for the prior year period. This $7.6 million increase in cash provided by financing activities was due to $3.6 million higher cash received from stock option exercises and employee stock purchase plan purchases in the first quarter of fiscal year 2014 compared to the prior year period and the absence of debt issuance costs during the first quarter of fiscal year 2014 compared to $2.2 million in debt issuance costs during the prior year period. Cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, and cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

Satellite service-related activities

In May 2013, we entered into an agreement with The Boeing Company (Boeing) to purchase ViaSat-2, our second high-capacity Ka-band satellite, at a price of approximately $358.0 million, plus an additional amount for launch support services to be performed by Boeing. The projected total cost of the ViaSat-2 project, including the satellite, launch, insurance and related gateway infrastructure, through satellite launch is estimated to be between $600.0 million to $650.0 million, and will depend on the timing of the gateway infrastructure roll-out. Our total required cash funding may be reduced through various third party agreements, including potential joint service offerings and other strategic partnering arrangements. We believe we have adequate sources of funding for the project, which include our cash on hand, available borrowing capacity and the cash we expect to generate from operations over the next few years.

We have incurred higher operating costs in connection with the launch and roll-out of our ViaSat-1 satellite and related ground infrastructure and our Exede broadband services, as well as higher interest expense as we capitalized a significantly lower amount of the interest expense on our outstanding debt. These higher operating costs included costs associated with depreciation, gateway connectivity, subscriber acquisition costs, logistics, customer care and various support systems. The higher operating costs attributed to our Exede service launch have negatively impacted income from operations during the past two fiscal years. However, as the total number of subscribers of our Exede broadband services increases, we expect the resultant increase in service revenues in our satellite services segment to improve income (loss) from operations for that segment over time. However, there can be no assurance that the number of subscribers of our Exede broadband services and service revenues in our satellite services segment will continue to increase. We also expect our capital expenditures to increase during the remainder of fiscal year 2014 as a result of increased subscriber acquisition costs relating to the expected increase in the number of subscribers on our Exede broadband services and capital required for the construction of our newest high-capacity satellite, ViaSat-2.

We are involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of business, including actions with respect to intellectual property claims and other matters. See “Legal Proceedings” in Part II, Item 1 for a discussion of certain patent infringement litigation involving Space Systems/Loral, Inc. (SS/L) and its former parent company Loral Space & Communications, Inc. (Loral). Regardless of the outcome, litigation can have an adverse impact on us because we expect to incur costs, which may vary based on interim rulings, discovery and other related activities. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period.

Credit Facility

As of June 28, 2013, the Credit Facility provided a revolving line of credit of $325.0 million (including up to $50.0 million of letters of credit) with a maturity date of May 9, 2017. Borrowings under the Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. The Credit Facility is guaranteed by certain of our domestic subsidiaries and secured by substantially all of our respective assets. The Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

At June 28, 2013, we had no outstanding borrowings under the Credit Facility and $38.5 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of June 28, 2013 of $286.5 million.

Senior Notes due 2020

In February 2012, we issued $275.0 million in principal amount of 2020 Notes in a private placement to institutional buyers, which were exchanged in August 2012 for substantially identical 2020 Notes that had been registered with the SEC. These initial 2020 Notes were issued at face value and are recorded as long-term debt in our condensed consolidated financial statements. On

October 12, 2012, we issued an additional $300.0 million in principal amount of 2020 Notes in a private placement to institutional buyers at an issue price of 103.50% of the principal amount, which were exchanged in January 2013 for substantially identical 2020 Notes that had been registered with the SEC. The 2020 Notes are all treated as a single class. The 2020 Notes bear interest at the rate of 6.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in June 2012. Deferred financing cost associated with the issuance of the 2020 Notes is amortized to interest expense on a straight-line basis over the term of the 2020 Notes, the results of which are not materially different from the effective interest rate basis. The $10.5 million premium we received in connection with the issuance of the additional 2020 Notes is recorded as long-term debt in our condensed consolidated financial statements and is being amortized as a reduction to interest expense on an effective interest rate basis over the term of those 2020 Notes.

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

Contractual Obligations

The following table sets forth a summary of our obligations at June 28, 2013:

		For the Remainder of Fiscal Year	For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2014	2015-2016	2017-2018	Thereafter
Operating leases and satellite capacity agreements	$197,348	$55,685	$62,362	$31,499	$47,802
2020 Notes	851,719	19,766	79,063	79,063	673,827
Line of credit	—	—	—	—	—
Standby letters of credit	38,501	9,679	28,822	—	—
Satellite performance incentives	37,218	1,314	3,861	4,424	27,619
Purchase commitments including satellite-related agreements	754,850	293,301	341,317	86,319	33,913
Other	3,371	1,915	1,456	—	—

Total	$1,883,007	$381,660	$516,881	$201,305	$783,161

We purchase components from a variety of suppliers and use several subcontractors and contract manufacturers to provide design and manufacturing services for our products. During the normal course of business, we enter into agreements with subcontractors, contract manufacturers and suppliers that either allow them to procure inventory based upon criteria defined by us or that establish the parameters defining our requirements. We have also entered into agreements with suppliers for the construction of our ViaSat-2 satellite, and operations of our satellites. In certain instances, these agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments.

Our condensed consolidated balance sheets included $52.5 million and $52.6 million of “other liabilities” as of June 28, 2013 and March 29, 2013, respectively, which primarily consisted of the long-term portion of our satellite performance incentives obligation, our long-term warranty obligations, the long-term portion of deferred rent, long-term portion of deferred revenue, long-term deferred income taxes and long-term unrecognized tax position liabilities. With the exception of the long-term portion of our satellite performance incentives obligation, these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 9 to our condensed consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 7 to our condensed consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at June 28, 2013 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this Quarterly Report or in our Annual Report on Form 10-K for the year ended March 29, 2013.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, short-term and long-term obligations, including the Credit Facility and the 2020 Notes, and foreign currency forward contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of June 28, 2013, we had no outstanding borrowings under our Credit Facility and $575.0 million in aggregate principal amount outstanding of the 2020 Notes, and we held no short-term investments. Our 2020 Notes bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant portion of our cash balance in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Given recent declines in interest rates, our interest income has been and may continue to be negatively impacted. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by approximately $0.2 million for each of the three months ended June 28, 2013 and June 29, 2012. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. Under the Credit Facility, the weighted average effective interest rate as of June 28, 2013 that would have been applied to any new Eurodollar rate based borrowings under the Credit Facility was approximately 3.80%. As of June 28, 2013, we had no outstanding borrowings under our Credit Facility. Accordingly, assuming the outstanding balance remained constant over a year, changes in interest rates applicable to our Credit Facility would have no effect on our interest incurred and cash flow.

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

As of June 28, 2013, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign currency forward contracts with a notional amount of $9.6 million had a fair value of approximately $0.2 million and were recorded in accrued liabilities as of June 28, 2013. If the foreign currency forward rate for the Euro to the U.S. dollar on these foreign currency forward contracts had changed by 10%, the fair value of these foreign currency forward contracts as of June 28, 2013 would have changed by approximately $1.0 million.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 28, 2013, the end of the period covered by this Quarterly Report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 28, 2013.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 29, 2013, which factors could materially affect our business, financial condition, liquidity or future results. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 6. Exhibits

The Exhibit Index on page 47 is incorporated herein by reference as the list of exhibits required as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

August 7, 2013	/s/ MARK DANKBERG
Mark Dankberg Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ BRUCE DIRKS
Bruce Dirks Chief Financial Officer (Principal Financial Officer)

/s/ SHAWN DUFFY
Shawn Duffy Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Form	Incorporated by Reference			Filed Herewith
	Exhibit Description		File No.	Exhibit	Filing Date

10.1	Third Amendment to Fifth Amended and Restated Revolving Loan Agreement dated as of May 15, 2013 by and among ViaSat, Inc., Union Bank, N.A. (as administrative agent and collateral agent) and the other lenders party thereto	8-K	000-21767	10.1	05/17/2013

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X