Form 10-Q
period 2013-10-04
VIASAT INC
filed 2013-11-13
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2013.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of November 1, 2013 was 45,584,107.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of October 4, 2013	As of March 29, 2013
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$67,103	$105,738
Accounts receivable, net	273,231	266,970
Inventories	128,159	106,281
Deferred income taxes	25,087	25,065
Prepaid expenses and other current assets	36,958	40,819

Total current assets	530,538	544,873

Satellites, net	583,830	535,090
Property and equipment, net	417,754	378,691
Other acquired intangible assets, net	42,608	47,170
Goodwill	83,139	83,000
Other assets	241,684	205,248

Total assets	$1,899,553	$1,794,072

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$125,795	$83,009
Accrued liabilities	155,954	161,909
Current portion of other long-term debt	1,587	2,230

Total current liabilities	283,336	247,148

Senior notes, net	584,436	584,993
Other long-term debt	35,914	1,456
Other liabilities	51,669	52,640

Total liabilities	955,355	886,237

Commitments and contingencies (Note 8)
Equity:
ViaSat, Inc. stockholders’ equity
Common stock	5	4
Paid-in capital	750,019	715,115
Retained earnings	221,109	221,046
Common stock held in treasury	(34,449)	(33,770)
Accumulated other comprehensive income	1,949	606

Total ViaSat, Inc. stockholders’ equity	938,633	903,001
Noncontrolling interest in subsidiary	5,565	4,834

Total equity	944,198	907,835

Total liabilities and equity	$1,899,553	$1,794,072

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	October 4, 2013	September 28, 2012	October 4, 2013	September 28, 2012
	(In thousands, except per share data)
Revenues:
Product revenues	$210,391	$168,475	$392,552	$316,204
Service revenues	143,490	114,347	282,431	208,381

Total revenues	353,881	282,822	674,983	524,585
Operating expenses:
Cost of product revenues	157,573	121,421	286,987	230,470
Cost of service revenues	104,511	95,382	210,404	173,951
Selling, general and administrative	73,593	54,079	138,374	110,580
Independent research and development	14,918	8,758	29,007	16,127
Amortization of acquired intangible assets	3,796	4,041	7,297	8,105

(Loss) income from operations	(510)	(859)	2,914	(14,648)
Other income (expense):
Interest income	4	45	25	105
Interest expense	(9,869)	(11,553)	(20,032)	(23,099)

Loss before income taxes	(10,375)	(12,367)	(17,093)	(37,642)
Benefit from income taxes	(12,656)	(4,510)	(17,887)	(15,352)

Net income (loss)	2,281	(7,857)	794	(22,290)
Less: Net income attributable to the noncontrolling interest, net of tax	384	50	731	37

Net income (loss) attributable to ViaSat, Inc.	$1,897	$(7,907)	$63	$(22,327)

Basic net income (loss) per share attributable to ViaSat, Inc. common stockholders	$0.04	$(0.18)	$0.00	$(0.51)
Diluted net income (loss) per share attributable to ViaSat, Inc. common stockholders	$0.04	$(0.18)	$0.00	$(0.51)
Shares used in computing basic net income (loss) per share	45,484	43,615	45,304	43,399
Shares used in computing diluted net income (loss) per share	47,067	43,615	46,898	43,399
Comprehensive income (loss):
Net income (loss)	$2,281	$(7,857)	$794	$(22,290)
Other comprehensive income (loss), net of tax:
Unrealized gain on hedging, net of tax	192	129	269	40
Foreign currency translation adjustments, net of tax	1,116	899	1,074	287

Other comprehensive income, net of tax	1,308	1,028	1,343	327
Comprehensive income (loss)	3,589	(6,829)	2,137	(21,963)

Less: comprehensive income attributable to the noncontrolling interest, net of tax	384	50	731	37

Comprehensive income (loss) attributable to ViaSat, Inc.	$3,205	$(6,879)	$1,406	$(22,000)

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	October 4, 2013	September 28, 2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$794	$(22,290)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	77,219	64,359
Amortization of intangible assets	12,032	12,034
Deferred income taxes	(19,164)	(15,407)
Stock-based compensation expense	15,678	12,424
Loss on disposition of fixed assets	15,457	4,535
Other non-cash adjustments	2,492	2,370
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(7,929)	(20,515)
Inventories	(18,308)	(5,184)
Other assets	3,115	(5,080)
Accounts payable	20,724	5,404
Accrued liabilities	454	2,041
Other liabilities	190	7,396

Net cash provided by operating activities	102,754	42,087
Cash flows from investing activities:
Purchase of property, equipment and satellites	(160,782)	(74,652)
Cash paid for patents, licenses and other assets	(21,558)	(12,351)
Payment related to acquisition of business, net of cash acquired	(2,400)	—

Net cash used in investing activities	(184,740)	(87,003)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	35,000	—
Payment of debt issuance costs	—	(2,215)
Proceeds from issuance of common stock under equity plans	10,921	14,055
Purchase of common stock in treasury	(679)	(2,142)
Other	(1,951)	(1,253)

Net cash provided by financing activities	43,291	8,445
Effect of exchange rate changes on cash	60	6

Net decrease in cash and cash equivalents	(38,635)	(36,465)
Cash and cash equivalents at beginning of period	105,738	172,583

Cash and cash equivalents at end of period	$67,103	$136,118

Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$8,018	$7,060

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	ViaSat, Inc. Stockholders							Noncontrolling Interest in Subsidiary	Total
	Common Stock				Common Stock Held in Treasury		Accumulated Other Comprehensive Income (Loss)
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings
					Number of Shares	Amount
	(In thousands, except share data)
Balance at March 29, 2013	45,921,793	$4	$715,115	$221,046	(947,607)	$(33,770)	$606	$4,834	$907,835
Exercise of stock options	380,157	1	8,235	—	—	—	—	—	8,236
Issuance of stock under Employee Stock Purchase Plan	81,193	—	2,685	—	—	—	—	—	2,685
Stock-based compensation	—	—	15,966	—	—	—	—	—	15,966
Shares issued in settlement of certain accrued employee compensation liabilities	113,126	—	8,018	—	—	—	—	—	8,018
RSU awards vesting	33,222	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(9,726)	(679)	—	—	(679)
Net income	—	—	—	63	—	—	—	731	794
Other comprehensive income, net of tax	—	—	—	—	—	—	1,343	—	1,343

Balance at October 4, 2013	46,529,491	$5	$750,019	$221,109	(957,333)	$(34,449)	$1,949	$5,565	$944,198

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at October 4, 2013, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended October 4, 2013 and September 28, 2012, the condensed consolidated statements of cash flows for the six months ended October 4, 2013 and September 28, 2012 and the condensed consolidated statement of equity for the six months ended October 4, 2013 have been prepared by the management of ViaSat, Inc. (also referred to hereafter as the Company or ViaSat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended March 29, 2013 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 29, 2013 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

The Company’s condensed consolidated financial statements include the assets, liabilities and results of operations of ViaSat, its wholly owned subsidiaries and TrellisWare Technologies, Inc. (TrellisWare), a majority-owned subsidiary. All significant intercompany amounts have been eliminated.

The Company’s fiscal year is the 52 or 53 weeks ending on the Friday closest to March 31 of the specified year. For example, references to fiscal year 2014 refer to the fiscal year ending on April 4, 2014. The Company’s quarters for fiscal year 2014 end on June 28, 2013, October 4, 2013, January 3, 2014 and April 4, 2014. This results in a 53 week fiscal year approximately every four to five years. Fiscal year 2014 is a 53 week year, compared with a 52 week year in fiscal year 2013. As a result of the shift in the fiscal calendar, the second quarter of fiscal year 2014 included an additional week. The Company does not believe that the extra week results in any material impact on its financial results.

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

Revenue recognition

A substantial portion of the Company’s revenues is derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the authoritative guidance for the percentage-of-completion method of accounting (Accounting Standards Codification (ASC) 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract, or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three months ended October 4, 2013 and September 28, 2012, the Company recorded losses of approximately $0.6 million and $1.1 million, respectively, related to loss contracts. During the six months ended October 4, 2013 and September 28, 2012, the Company recorded losses of approximately $1.0 million and $2.4 million, respectively, related to loss contracts.

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

Contract costs on U.S. government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. government agencies, as well as negotiations with U.S. government representatives. The Company’s incurred cost audits by the DCAA have not been completed for fiscal year 2004 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal year 2003 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of October 4, 2013 and March 29, 2013, the Company had $7.3 million and $7.2 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 8).

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred. Advertising expenses for the three months ended October 4, 2013 and September 28, 2012 were $6.2 million and $6.0 million, respectively, and for the six months ended October 4, 2013 and September 28, 2012 were $9.1 million and $11.5 million, respectively.

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). During the three and six months ended October 4, 2013, the Company capitalized $2.0 million and $2.9 million of interest expense, respectively, with respect to assets under construction. During the three and six months ended September 28, 2012, the Company capitalized $0.8 million and $1.6 million of interest expense, respectively, with respect to assets under construction.

The Company owns two satellites: ViaSat-1 (its high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). During the first quarter of fiscal year 2014, the Company announced the entry into a satellite construction contract for ViaSat-2, a second high-capacity Ka-band satellite. In addition, the Company has an exclusive prepaid lifetime capital lease of Ka-band capacity over the continental United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and owns related gateway and networking equipment for all of its satellites. The Company periodically reviews the remaining estimated useful life of its satellites to determine if revisions to estimated lives are necessary. The Company procured indoor and outdoor customer premise equipment (CPE) units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property and equipment in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, gateway and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of October 4, 2013 were $206.8 million and $66.1 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of March 29, 2013 were $170.9 million and $51.5 million, respectively.

Occasionally, the Company may enter into capital lease arrangements for various machinery, equipment, computer-related equipment, software, furniture or fixtures. The Company records amortization of assets leased under capital lease arrangements within depreciation expense.

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. As of October 4, 2013 and March 29, 2013, the Company had $3.2 million of capitalized costs related to patents included in other assets. As of October 4, 2013 and March 29, 2013, the Company had $13.5 million and $8.6 million, respectively, of capitalized costs related to

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

acquiring and obtaining orbital slots and other licenses included in other assets. Accumulated amortization related to these assets was approximately $0.8 million and $0.7 million as of October 4, 2013 and March 29, 2013, respectively. Amortization expense related to these assets was an insignificant amount for the three and six months ended October 4, 2013 and September 28, 2012. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three and six months ended October 4, 2013 and September 28, 2012, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense on a straight-line basis over the expected term of the related debt, the results of which are not materially different from the effective interest rate basis. During the three and six months ended October 4, 2013 and the three months ended September 28, 2012, no amounts were paid or capitalized for debt issuance costs. During the six months ended September 28, 2012, the Company paid and capitalized debt issuance costs of approximately $2.2 million. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss). Other unamortized debt issuance costs are recorded in prepaid expenses and other current assets and in other long-term assets in the consolidated balance sheets, depending on the amounts expected to be amortized to interest expense within the next twelve months.

Software development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $72.9 million and $60.6 million related to software developed for resale were included in other assets as of October 4, 2013 and March 29, 2013, respectively. The Company capitalized $10.5 million and $16.9 million of costs related to software developed for resale for the three and six months ended October 4, 2013, respectively. The Company capitalized $6.1 million and $12.5 million of costs related to software developed for resale for the three and six months ended September 28, 2012, respectively. Amortization expense for software development costs was $2.2 million and $4.6 million for the three and six months ended October 4, 2013, respectively, and $2.3 million and $3.8 million for the three and six months ended September 28, 2012, respectively.

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $2.9 million and $2.3 million as of October 4, 2013 and March 29, 2013, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At October 4, 2013 and March 29, 2013, no such amounts were accrued related to the aforementioned provisions.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Common stock held in treasury

During the first six months of fiscal years 2014 and 2013, the Company issued 33,222 and 137,979 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company repurchased 9,726 and 50,983 shares of common stock with a total value of $0.7 million and $2.1 million during the first six months of fiscal years 2014 and 2013, respectively. Repurchased shares of common stock of 957,333 and 947,607 were held in treasury as of October 4, 2013 and March 29, 2013, respectively.

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

During the three months ended October 4, 2013 and September 28, 2012, the Company settled certain foreign exchange contracts and in connection therewith recognized a loss of less than $0.1 million and $0.5 million, respectively, recorded in cost of revenues based on the nature of the underlying transactions. During the six months ended October 4, 2013 and September 28, 2012, the Company settled certain foreign exchange contracts and in connection therewith recognized a loss of less than $0.1 million and $0.6 million, respectively, recorded in cost of revenues based on the nature of the underlying transactions. The fair value of the Company’s foreign currency forward contracts was an other current asset of $0.1 million and an accrued liability of $0.3 million at October 4, 2013 and March 29, 2013, respectively. The notional value of foreign currency forward contracts outstanding as of October 4, 2013 and March 29, 2013 was $9.2 million and $7.0 million, respectively.

At October 4, 2013, the estimated net amount of unrealized gains or losses related to foreign currency forward contracts that was expected to be reclassified to earnings within the next twelve months was approximately $0.1 million. The Company’s foreign currency forward contracts outstanding as of October 4, 2013 will mature within one to twenty-three months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for the three and six months ended October 4, 2013 and September 28, 2012.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense on a straight-line basis over the employee’s requisite service period. Stock-based compensation expense is recognized in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended October 4, 2013 and September 28, 2012 only for those awards ultimately expected to vest, with forfeitures estimated at the date of grant. The authoritative guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognized $8.2 million and $15.7 million of stock-based compensation expense for the three and six months ended October 4, 2013, respectively, and $5.8 million and $12.4 million of stock-based compensation expense for the three and six months ended September 28, 2012, respectively.

For the six months ended October 4, 2013 and September 28, 2012, the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit awards vesting as the excess tax benefit from stock options exercised and restricted stock unit awards vesting increased the Company’s net operating loss carryforward.

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

The Company’s analysis of the need for a valuation allowance on its deferred tax assets considered the net income generated during the three and six months ended October 4, 2013 and the net losses incurred during both the three months ended June 28, 2013 and the fiscal year ended March 29, 2013. The cumulative loss from fiscal year 2013 and the three months ended June 28, 2013 was more significant than the income from the three and six months ended October 4, 2013 and a substantial portion of such loss resulted from an extinguishment of debt charge that was recorded upon the refinancing of the Company’s former 8.875% Senior Notes due 2016 (2016 Notes) with the proceeds from the issuance of additional 6.875% Senior Notes due 2020 (2020 Notes), which provides a benefit to net income due to the lower interest rate of the 2020 Notes. The Company’s evaluation considered other factors, including the Company’s history of positive earnings, current earnings trends as the Company’s satellite subscriber base scales on its recently launched satellite, ViaSat-1, taxable income adjusted for certain items, the Company’s large contractual backlog, and forecasted income by jurisdiction. In the conclusion, consideration was also given to the lengthy period over which these net deferred tax assets can be realized, and the Company’s history of not having federal tax loss carryforwards expire unused. The Company evaluated its valuation allowance on state net operating loss carryforwards after the merger of ViaSat Communications, Inc. into ViaSat during the second quarter of fiscal year 2014. As a result $3.7 million of the valuation allowance on state net operating loss carryforwards was released during the three months ended October 4, 2013.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (ASC 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires the netting of unrecognized tax benefits against available deferred tax assets for losses and other carryforward benefits that would be available to offset the liability for uncertain tax positions rather than presenting the unrecognized tax benefits on a gross basis. This guidance is effective for the Company beginning in the first quarter of fiscal year 2015 and the adoption of this standard is not expected to have a material impact on its consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of October 4, 2013	As of March 29, 2013
	(In thousands)
Accounts receivable, net:
Billed	$129,725	$134,206
Unbilled	145,528	134,198
Allowance for doubtful accounts	(2,022)	(1,434)

	$273,231	$266,970

Inventories:
Raw materials	$43,461	$40,308
Work in process	20,898	21,298
Finished goods	63,800	44,675

	$128,159	$106,281

Prepaid expenses and other current assets:
Prepaid expenses	$33,828	$34,257
Other	3,130	6,562

	$36,958	$40,819

Satellites, net:
Satellite — WildBlue-1 (estimated useful life of 10 years)	$195,890	$195,890
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellite — ViaSat-1 (estimated useful life of 17 years)	363,204	363,204
Satellite — ViaSat-2 (under construction)	74,653	—

	732,837	658,184
Less accumulated depreciation and amortization	(149,007)	(123,094)

	$583,830	$535,090

Property and equipment, net:
Machinery and equipment (estimated useful life of 2-5 years)	$236,043	$226,884
Computer equipment and software (estimated useful life of 2-7 years)	171,523	154,202
CPE leased equipment (estimated useful life of 3-5 years)	206,818	170,934
Furniture and fixtures (estimated useful life of 7 years)	18,006	15,716
Leasehold improvements (estimated useful life of 2-17 years)	60,357	57,691
Building (estimated useful life of 24 years)	8,923	8,923
Land held for sale	2,846	2,846
Land	1,260	1,260
Construction in progress	26,344	23,025

	732,120	661,481
Less accumulated depreciation and amortization	(314,366)	(282,790)

	$417,754	$378,691

Other acquired intangible assets, net:
Technology (weighted average useful life of 6 years)	$56,819	$53,714
Contracts and customer relationships (weighted average useful life of 7 years)	88,797	88,651
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 3 years)	5,680	5,680
Other (weighted average useful life of 9 years)	6,312	6,287

	166,208	162,932
Less accumulated amortization	(123,600)	(115,762)

	$42,608	$47,170

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Other assets:
Capitalized software costs, net	$72,862	$60,596
Patents, orbital slots and other licenses, net	15,900	11,100
Deferred income taxes	116,576	97,238
Other	36,346	36,314

	$241,684	$205,248

Accrued liabilities:
Collections in excess of revenues and deferred revenues	$65,388	$65,822
Accrued employee compensation	12,374	23,925
Accrued vacation	20,099	19,252
Warranty reserve, current portion	10,200	8,840
Other	47,893	44,070

	$155,954	$161,909

Other liabilities:
Deferred revenue, long-term portion	$14,111	$15,360
Deferred rent, long-term portion	9,245	8,964
Warranty reserve, long-term portion	5,712	5,267
Deferred income taxes, long-term portion	1,379	1,547
Unrecognized tax position liabilities	493	493
Satellite performance incentives obligation, long-term portion	20,729	21,009

	$51,669	$52,640

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of October 4, 2013 and March 29, 2013:

	Fair Value as of October 4, 2013	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$1,086	$1,086	$—	$—
Foreign currency forward contracts	122	—	122	—

Total assets measured at fair value on a recurring basis	$1,208	$1,086	$122	$—

	Fair Value as of March 29, 2013	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$47,427	$47,427	$—	$—

Total assets measured at fair value on a recurring basis	$47,427	$47,427	$—	$—

Liabilities:
Foreign currency forward contracts	$318	$—	$318	$—

Total liabilities measured at fair value on a recurring basis	$318	$—	$318	$—

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Cash equivalents — The Company’s cash equivalents consist of money market funds. Money market funds are valued using quoted prices for identical assets in an active market with sufficient volume and frequency of transactions (Level 1).

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Long-term debt — The Company’s long-term debt consists of borrowings under its revolving credit facility (the Credit Facility) and $575.0 million in aggregate principal amount of 2020 Notes reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. As of October 4, 2013 and March 29, 2013, the fair value of the Company’s 2020 Notes was determined using quoted prices in active markets for identical liabilities (Level 1) and was approximately $595.8 million and $616.7 million, respectively. The fair value of the Company’s long-term debt related to the Credit Facility approximates its carrying amount due to the variable interest rate on the revolving line of credit, which approximates a market interest rate.

Satellite performance incentives obligation — The Company’s contract with the manufacturer of ViaSat-1 requires the Company to make monthly in-orbit satellite performance incentive payments, including interest at 7.0%, over a fifteen-year period from December 2011 to December 2026, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentives on a recurring basis. The fair value of the Company’s outstanding satellite performance incentives is estimated to approximate their carrying value based on current rates (Level 2). As of each of October 4, 2013 and March 29, 2013, the Company’s estimated satellite performance incentives obligation and accrued interest was $22.7 million.

Note 4 — Shares Used In Computing Diluted Net Income (Loss) Per Share

	Three Months Ended		Six Months Ended
	October 4, 2013	September 28, 2012	October 4, 2013	September 28, 2012
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net income (loss) per share attributable to ViaSat, Inc. common stockholders	45,484	43,615	45,304	43,399
Options to purchase common stock as determined by application of the treasury stock method	831	—	838	—
Restricted stock units to acquire common stock as determined by application of the treasury stock method	696	—	635	—
Potentially issuable shares in connection with certain terms of the amended ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan equivalents	56	—	121	—

Shares used in computing diluted net income (loss) per share attributable to ViaSat, Inc. common stockholders	47,067	43,615	46,898	43,399

Antidilutive shares relating to stock options excluded from the calculation for the three and six months ended October 4, 2013 were 14,204 and 52,603 shares, respectively. Antidilutive shares relating to restricted stock units excluded from the calculation for the three and six months ended October 4, 2013 were zero and 41,028 shares, respectively. The weighted average number of shares used to calculate basic and diluted net income (loss) per share attributable to ViaSat, Inc. common stockholders is the same for both the three and six months ended September 28, 2012, as the Company incurred a net loss attributable to ViaSat, Inc. common stockholders for the three and six months ended September 28, 2012 and inclusion of common share equivalents would be antidilutive. Common share equivalents excluded from the calculation for the three months ended September 28, 2012 were 1,566,615 shares relating to stock options, 367,833 shares relating to restricted stock units and 97,738 shares relating to certain terms of the amended ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan. Common share equivalents excluded from the calculation for the six months ended September 28, 2012 were 1,628,482 shares relating to stock options, 357,005 shares relating to restricted stock units and 170,920 shares relating to certain terms of the amended ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5 — Goodwill and Acquired Intangible Assets

During the first six months of fiscal year 2014, the Company’s goodwill increased by approximately $0.1 million related to the effects of foreign currency translation recorded within the Company’s government systems and commercial networks segments. Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of three to ten years. Amortization expense related to other acquired intangible assets was $3.8 million and $4.0 million for the three months ended October 4, 2013 and September 28, 2012, respectively, and $7.3 million and $8.1 million for the six months ended October 4, 2013 and September 28, 2012, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended October 4, 2013	$7,297

Expected for the remainder of fiscal year 2014	$7,306
Expected for fiscal year 2015	14,613
Expected for fiscal year 2016	11,007
Expected for fiscal year 2017	4,663
Expected for fiscal year 2018	3,611
Thereafter	1,408

$42,608

Note 6 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of October 4, 2013 and March 29, 2013:

	As of October 4, 2013	As of March 29, 2013
	(In thousands)
Senior Notes
2020 Notes	$575,000	$575,000
Unamortized premium on the 2020 Notes	9,436	9,993

Total senior notes, net of premium	584,436	584,993
Less: current portion of the senior notes	—	—

Total senior notes long-term, net	584,436	584,993

Other Long-Term Debt
Revolving credit facility	35,000	—
Other	2,501	3,686

Total other long-term debt	37,501	3,686
Less: current portion of other long-term debt	1,587	2,230

Other long-term debt, net	35,914	1,456

Total debt	621,937	588,679
Less: current portion	1,587	2,230

Long-term debt, net	$620,350	$586,449

Credit Facility

As of October 4, 2013, the Company’s Credit Facility, as amended, provided a revolving line of credit of $325.0 million (including up to $50.0 million of letters of credit), with a maturity date of May 9, 2017. Borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. At October 4, 2013, the weighted average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was 2.94%. The Company has capitalized certain amounts of interest expense on the Credit Facility in connection with the construction of various assets during the construction period. The Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. During the second quarter of fiscal year 2014, the last remaining subsidiary guarantor, ViaSat Communications, Inc., was merged into the Company. Accordingly, as of October 4, 2013, none of the Company’s subsidiaries guaranteed the Credit Facility.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

The Company was in compliance with its financial covenants under the Credit Facility as of October 4, 2013. At October 4, 2013, the Company had $35.0 million in principal amount of outstanding borrowings under the Credit Facility and $38.7 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of October 4, 2013 of $251.3 million.

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

The 2020 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Credit Facility. During the second quarter of fiscal year 2014, the last remaining subsidiary guarantor, ViaSat Communications, Inc., was merged into the Company. Accordingly, as of October 4, 2013, none of the Company’s subsidiaries guaranteed the 2020 Notes. The 2020 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2020 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facility (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2020 Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty cost, the Company bases its estimates on its experience with the technology involved and the type of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the six months ended October 4, 2013 and September 28, 2012:

	Six Months Ended
	October 4, 2013	September 28, 2012
	(In thousands)
Balance, beginning of period	$14,107	$11,651
Change in liability for warranties issued in period	4,957	4,383
Settlements made (in cash or in kind) during the period	(3,152)	(2,632)

Balance, end of period	$15,912	$13,402

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

On September 5, 2013, the Company filed a complaint against SS/L in the United States District Court for the Southern District of California for patent infringement relating to SS/L’s continued use of ViaSat’s patented technology in the manufacture of high-capacity broadband satellites. The Company alleges, among other things, that SS/L infringed U.S. Patent Nos. 8,213,929, 8,254,832 and 8,285,202 by making, using, offering to sell and/or selling other high-capacity broadband satellites. The Company has requested monetary damages, injunctive relief and other remedies.

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

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

not been completed for fiscal year 2004 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal year 2003 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of October 4, 2013 and March 29, 2013, the Company had $7.3 million and $7.2 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on status of the related contracts.

Note 9 — Income Taxes

The Company currently estimates its annual effective income tax benefit rate to be approximately 80.0% for fiscal year 2014. The estimated annual effective income tax benefit rate differs from the expected statutory rate primarily due to federal and state research and development tax credits. The income tax benefit rate recorded for the three and six months ended October 4, 2013 exceeded the estimated annual income tax benefit rate primarily due to the release of a valuation allowance of $3.7 million on state net operating loss carryforwards. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. This legislation retroactively reinstated and extended the federal research and development tax credit through December 31, 2013. If the federal research and development tax credit is extended through the end of fiscal year 2014, the Company may have a higher annual effective tax benefit rate for fiscal year 2014, and the amount of any such tax rate reduction will depend on the effective date of any such extension, the terms of the extension, as well as the amount of eligible research and development expenses in the extended period.

Future realization of the existing deferred tax asset ultimately depends on future profitability and the existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carryforward period available under tax law. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established. The Company’s analysis of the need for a valuation allowance considered the net income generated during the three and six months ended October 4, 2013 and the net losses incurred during both the three months ended June 28, 2013 and the fiscal year ended March 29, 2013. The cumulative loss from fiscal year 2013 and the three months ended June 28, 2013 was more significant than the income from the three and six months ended October 4, 2013 and a substantial portion of such loss resulted from an extinguishment of debt charge that was recorded upon the refinancing of the Company’s former 2016 Notes with the proceeds from the issuance of additional 2020 Notes, which provides a benefit to net income due to the lower interest rate of the 2020 Notes. The Company’s evaluation considered other factors, including the Company’s history of positive earnings, current earnings trends as its satellite subscriber base scales on its recently launched satellite, taxable income adjusted for certain items, the Company’s large contractual backlog, and forecasted income by jurisdiction. In the conclusion, consideration was also given to the lengthy period over which these net deferred tax assets can be realized, and the Company’s history of not having federal tax loss carryforwards expire unused. The Company evaluated its valuation allowance on state net operating loss carryforwards after the merger of ViaSat Communications, Inc. into ViaSat during the second quarter of fiscal year 2014. As a result, $3.7 million of the valuation on state net operating loss carryforwards was released during the three months ended October 4, 2013.

For the three and six months ended October 4, 2013, the Company’s gross unrecognized tax benefits increased by $2.2 million and $3.2 million, respectively. In the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease by up to approximately $1.0 million as a result of the expiration of the statute of limitations or settlements with tax authorities for previously filed tax returns.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Segment revenues and operating profits (losses) for the three and six months ended October 4, 2013 and September 28, 2012 were as follows:

	Three Months Ended		Six Months Ended
	October 4, 2013	September 28, 2012	October 4, 2013	September 28, 2012
	(In thousands)
Revenues:
Satellite Services
Product	$4	$2,975	$20	$3,506
Service	100,347	64,332	186,178	123,120

Total	100,351	67,307	186,198	126,626
Commercial Networks
Product	105,146	81,113	196,970	151,875
Service	5,041	5,424	10,616	10,797

Total	110,187	86,537	207,586	162,672
Government Systems
Product	105,241	84,387	195,562	160,823
Service	38,102	44,591	85,637	74,464

Total	143,343	128,978	281,199	235,287
Elimination of intersegment revenues	—	—	—	—

Total revenues	$353,881	$282,822	$674,983	$524,585

Operating profits (losses):
Satellite Services	$(14,638)	$(19,373)	$(27,616)	$(41,889)
Commercial Networks	(366)	(1,836)	2,970	(3,905)
Government Systems	18,290	24,391	34,857	39,251
Elimination of intersegment operating profits	—	—	—	—

Segment operating profit (loss) before corporate and amortization of acquired intangible assets	3,286	3,182	10,211	(6,543)
Corporate	—	—	—	—
Amortization of acquired intangible assets	(3,796)	(4,041)	(7,297)	(8,105)

(Loss) income from operations	$(510)	$(859)	$2,914	$(14,648)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, gateways and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of October 4, 2013 and March 29, 2013 were as follows:

	As of October 4, 2013	As of March 29, 2013
	(In thousands)
Segment assets:
Satellite Services	$82,928	$89,945
Commercial Networks	236,538	175,230
Government Systems	206,740	238,057

Total segment assets	526,206	503,232
Corporate assets	1,373,347	1,290,840

Total assets	$1,899,553	$1,794,072

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Other acquired intangible assets, net and goodwill included in segment assets as of October 4, 2013 and March 29, 2013 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of October 4, 2013	As of March 29, 2013	As of October 4, 2013	As of March 29, 2013
	(In thousands)
Satellite Services	$34,459	$39,989	$9,809	$9,809
Commercial Networks	3,268	1,520	43,754	43,648
Government Systems	4,881	5,661	29,576	29,543

Total	$42,608	$47,170	$83,139	$83,000

Amortization of acquired intangible assets by segment for the three and six months ended October 4, 2013 and September 28, 2012 was as follows:

	Three Months Ended		Six Months Ended
	October 4, 2013	September 28, 2012	October 4, 2013	September 28, 2012
	(In thousands)
Satellite Services	$2,765	$3,238	$5,530	$6,476
Commercial Networks	509	177	652	361
Government Systems	522	626	1,115	1,268

Total amortization of acquired intangible assets	$3,796	$4,041	$7,297	$8,105

Revenue information by geographic area for the three and six months ended October 4, 2013 and September 28, 2012 was as follows:

	Three Months Ended		Six Months Ended
	October 4, 2013	September 28, 2012	October 4, 2013	September 28, 2012
	(In thousands)
United States	$257,898	$206,490	$496,697	$385,224
Europe, Middle East and Africa	35,884	54,330	76,711	86,545
Asia, Pacific	49,953	12,461	82,818	20,892
North America other than United States	8,520	6,900	16,298	24,287
Central and Latin America	1,626	2,641	2,459	7,637

Total revenues	$353,881	$282,822	$674,983	$524,585

The Company distinguishes revenues from external customers by geographic area based on customer location.

The net book value of long-lived assets located outside the United States was $18.7 million and $18.5 million at October 4, 2013 and March 29, 2013, respectively.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11 — Certain Relationships and Related-Party Transactions

John Stenbit, a director of the Company since August 2004, also serves on the board of directors of Loral. In 2008, the Company entered into a beam sharing agreement with Loral, whereby Loral was responsible for contributing 15% of the total costs associated with the ViaSat-1 satellite project and satellite operating costs past launch. The beam sharing agreement was approved by the disinterested members of the Company’s Board of Directors, after a determination by the disinterested members of the Company’s Board that the terms and conditions of the agreement were fair to and in the best interests of the Company and its stockholders. In March 2011, Loral entered into agreements with Telesat Canada (an entity owned by TeleSat Holdings, Inc., a joint venture between Loral and the Public Sector Pension Investment Board) pursuant to which Loral assigned to Telesat Canada, and Telesat Canada assumed from Loral, all of Loral’s rights and obligations with respect to the Canadian beams on ViaSat-1. Material amounts related to the beam sharing agreement with Telesat Canada are disclosed in the tables below.

In addition, from time to time, the Company enters into various contracts in the ordinary course of business with Loral and Telesat Canada. Material amounts related to these contracts are disclosed in the tables below.

Expense for the three and six months ended October 4, 2013 and September 28, 2012 was as follows:

	Three Months Ended		Six Months Ended
	October 4, 2013	September 28, 2012	October 4, 2013	September 28, 2012
	(In thousands)
Expense:
Telesat Canada – ordinary course of business	$1,506	$1,496	$4,039	$1,986

Cash paid during the six months ended October 4, 2013 and September 28, 2012 was as follows:

	Six Months Ended
	October 4, 2013	September 28, 2012
	(In thousands)
Cash paid:
Telesat Canada – ordinary course of business	$3,519	$3,675

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

The primary services offered by our satellite services segment are comprised of:

•

Retail and Wholesale Broadband Satellite Services. Our retail and wholesale broadband satellite services offered under the Exede® and WildBlue® brands provide two-way satellite-based broadband internet access to consumers and small businesses in the United States and recently, voice over internet protocol (VOIP). We offer a range of service plans to both retail and wholesale customers, with pricing based on a number of different factors, including bandwidth limits, service quality levels and terms of distribution. We offer wholesale broadband services to our national and regional distribution partners, including direct-to-home satellite video providers, retail service providers and communications companies. As of October 4, 2013, we provided broadband satellite services to approximately 591,000 subscribers.

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

Sources of Revenues

Our satellite services segment revenues are primarily derived from our domestic satellite broadband services business and from our worldwide managed network services. Our satellite broadband services business comprised approximately 23% and 19% of total revenues during the three months ended October 4, 2013 and September 28, 2012, respectively, and 22% and 20% of total revenues during the six months ended October 4, 2013 and September 28, 2012, respectively.

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

Our products in these segments are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 93% and 95% of our total revenues for these segments for the three months ended October 4, 2013 and September 28, 2012, respectively, and 93% and 94% of our total revenues for these segments for the six months ended October 4, 2013 and September 28, 2012, respectively. The remainder of our revenue in these segments for such periods was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

Historically, a significant portion of our revenues has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately $121.3 million or 34% and $74.6 million or 26% of our total revenues in the three months ended October 4, 2013 and September 28, 2012, respectively. Revenues for our funded research and development from our customer contracts were approximately $209.2 million or 31% and $143.3 million or 27% of our total revenues in the six months ended October 4, 2013 and September 28, 2012, respectively.

We also incur independent research and development (IR&D) expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development projects. IR&D expenses were approximately 4% and 3% of total revenues during the three months ended October 4, 2013 and September 28, 2012, respectively, and approximately 4% and 3% of total revenues during the six months ended October 4, 2013 and September 28, 2012, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

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

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended October 4, 2013 and September 28, 2012, we recorded losses of approximately $0.6 million and $1.1 million, respectively, related to loss contracts. During the six months ended October 4, 2013 and September 28, 2012, we recorded losses of approximately $1.0 million and $2.4 million, respectively, related to loss contracts.

Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and future cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. We believe we have established appropriate systems and processes to enable us to reasonably estimate future costs on our programs through regular evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of October 4, 2013 would change our loss before income taxes by approximately $0.7 million.

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

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We periodically review the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three and six months ended October 4, 2013 and September 28, 2012.

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

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our valuation allowance against deferred tax assets decreased from $16.0 million at March 29, 2013 to $13.3 million at October 4, 2013. The valuation allowance primarily relates to state net operating loss carryforwards and research and development credit carryforwards available to reduce state income taxes.

Our analysis of the need for a valuation allowance considered the net income generated during the three and six months ended October 4, 2013 and the net losses incurred during both the three months ended June 28, 2013 and the fiscal year ended March 29, 2013. The cumulative loss from fiscal year 2013 and the three months ended June 28, 2013 was more significant than the income from the three and six months ended October 4, 2013 and a substantial portion of such loss resulted from an extinguishment of debt charge that was recorded upon the refinancing of our former 8.875% Senior Notes due 2016 (2016 Notes) with the proceeds from the issuance of additional 6.875% Senior Notes due 2020 (2020 Notes), which provides a benefit to net income due to the lower interest rate of the 2020 Notes. Our evaluation considered other factors, including our history of positive earnings, current earnings trends as our satellite subscriber base scales on our recently launched satellite, ViaSat-1, taxable income adjusted for certain items, our large contractual backlog, and forecasted income by jurisdiction. In the conclusion, consideration was also given to the lengthy period over which these net deferred tax assets can be realized, and our history of not having federal tax loss carryforwards expire unused. We evaluated our valuation allowance on state net operating loss carryforwards after the merger of ViaSat Communications, Inc. into ViaSat during the second quarter of fiscal year 2014. As a result, $3.7 million of the valuation allowance on state net operating loss carryforwards was released during the three months ended October 4, 2013.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended		Six Months Ended
	October 4, 2013	September 28, 2012	October 4, 2013	September 28, 2012
Revenues:	100.0%	100.0%	100.0%	100.0%
Product revenues	59.5	59.6	58.2	60.3
Service revenues	40.5	40.4	41.8	39.7
Operating expenses:
Cost of product revenues	44.5	42.9	42.5	43.9
Cost of service revenues	29.5	33.7	31.2	33.2
Selling, general and administrative	20.8	19.1	20.5	21.1
Independent research and development	4.2	3.2	4.3	3.1
Amortization of acquired intangible assets	1.1	1.4	1.1	1.5

(Loss) income from operations	(0.1)	(0.3)	0.4	(2.8)
Interest expense, net	(2.8)	(4.1)	(2.9)	(4.4)

Loss before income taxes	(2.9)	(4.4)	(2.5)	(7.2)
Benefit from income taxes	(3.5)	(1.6)	(2.6)	(3.0)

Net income (loss)	0.6	(2.8)	0.1	(4.2)
Net income (loss) attributable to ViaSat, Inc.	0.5	(2.8)	0.0	(4.3)

Three Months Ended October 4, 2013 vs. Three Months Ended September 28, 2012

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	October 4, 2013	September 28, 2012
Product revenues	$210.4	$168.5	$41.9	24.9%
Service revenues	143.5	114.3	29.1	25.5%

Total revenues	$353.9	$282.8	$71.1	25.1%

Our total revenues grew by $71.1 million as a result of the $41.9 million increase in product revenues and the $29.1 million increase in service revenues. The product revenue increase was comprised primarily of $24.0 million in our commercial networks segment and $20.9 million in our government systems segment. The service revenue increase was comprised primarily of $36.0 million in our satellite services segment, offset by a decrease of $6.5 million in our government systems segment.

Cost of revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	October 4, 2013	September 28, 2012
Cost of product revenues	$157.6	$121.4	$36.2	29.8%
Cost of service revenues	104.5	95.4	9.1	9.6%

Total cost of revenues	$262.1	$216.8	$45.3	20.9%

Cost of revenues grew by $45.3 million due to a $36.2 million cost of product revenues increase and a $9.1 million cost of service revenues increase. The cost of product revenues increase was primarily due to increased revenues, causing a $30.2 million increase in cost of product revenues on a constant margin basis. This increase mainly related to growth in fixed satellite networks (driven by consumer broadband products) and satellite payload technology development programs in our commercial networks segment, but product sales also grew in our government systems segment from government satellite communication systems, information assurance products and our majority-owned subsidiary TrellisWare Technologies, Inc. (TrellisWare). The cost of product revenues increase was also due to lower margins in our government satellite communication systems in our government systems segment. The cost of service revenues increase was primarily due to increased service revenues, which caused a $24.3 million increase in cost of service revenues on a constant margin basis. This increase mainly related to our Exede broadband services in our satellite services segment. Additionally, as our Exede subscribers have continued to grow and related revenues scale, we have also experienced improved margins from our broadband services in our satellite services segment.

Selling, general and administrative expenses

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	October 4, 2013	September 28, 2012
Selling, general and administrative	$73.6	$54.1	$19.5	36.1%

The $19.5 million increase in selling, general and administrative (SG&A) expenses was primarily attributable to higher support costs of $12.1 million, higher selling costs of $6.3 million and higher new business proposal costs of $1.1 million. Of the higher support costs, $7.1 million related to our satellite services segment (primarily due to our increased subscriber gross additions year over year and partially related to litigation expense focused on protecting and extending our technology advantages), $3.4 million to our commercial networks segment, and $1.6 million to our government systems segment. The increase in selling costs mainly related to our satellite services segment as we continue to grow our consumer broadband subscriber base. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	October 4, 2013	September 28, 2012
Independent research and development	$14.9	$8.8	$6.2	70.3%

The $6.2 million increase in IR&D expenses reflected increased IR&D efforts in our commercial networks segment of $3.9 million (primarily due to next-generation consumer broadband) and in our government systems segment of $2.7 million (primarily due to development of next-generation airborne satcom mobile systems), partially offset by a reduction in IR&D effort in our satellite services segment.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from three to ten years. The $0.2 million decrease in amortization of acquired intangible assets in the second quarter of fiscal year 2014 compared to the prior year period was the result of acquired trade name intangibles in our satellite services segment becoming fully amortized over the preceding twelve months. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended October 4, 2013	$7,297

Expected for the remainder of fiscal year 2014	$7,306
Expected for fiscal year 2015	14,613
Expected for fiscal year 2016	11,007
Expected for fiscal year 2017	4,663
Expected for fiscal year 2018	3,611
Thereafter	1,408

$42,608

Interest income

The slight decrease in interest income in the three months ended October 4, 2013 compared to the prior year period was primarily due to lower average invested cash balances during the current year period.

Interest expense

The $1.7 million decrease in interest expense in the three months ended October 4, 2013 compared to the prior year period was due primarily to the refinancing, in October 2012, of our former $275.0 million in aggregate principal amount of 2016 Notes with the proceeds from the issuance of an additional $300.0 million in aggregate principal amount of 2020 Notes, which bear interest at a lower rate. Additionally, interest expense in the three months ended October 4, 2013 reflects increased interest capitalization of approximately $1.2 million compared to the prior year period, mainly related to the commencement of construction of ViaSat-2 and related assets.

(Benefit from) provision for income taxes

We currently estimate our annual effective income tax benefit rate to be 80.0% for fiscal year 2014. The estimated annual effective income tax benefit rate differs from the expected statutory rate primarily due to federal and state research and development tax credits. The income tax benefit rate recorded for the three and six months ended October 4, 2013 exceeded the estimated annual income tax benefit rate primarily due to the release of a valuation allowance of $3.7 million on state net operating loss carryforwards. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. This legislation retroactively reinstated and extended the federal research and development tax credit through December 31, 2013. If the federal research and development tax credit is extended through the end of fiscal year 2014, we may have a higher annual effective income tax benefit rate for fiscal year 2014, and the amount of any such tax rate reduction will depend on the effective date of any such extension, the terms of the extension, as well as the amount of eligible research and development expenses in the extended period.

Segment Results for the Three Months Ended October 4, 2013 vs. Three Months Ended September 28, 2012

Satellite services segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	October 4, 2013	September 28, 2012
Segment product revenues	$—	$3.0	$(3.0)	(99.9)%
Segment service revenues	100.3	64.3	36.0	56.0%

Total revenues	$100.4	$67.3	$33.0	49.1%

Our satellite services segment revenues grew by $33.0 million, primarily due to the $36.0 million increase in service revenues, of which $34.4 million related to retail and wholesale broadband services and $1.6 million to our emerging mobile broadband services. The revenue increase relating to our Exede and WildBlue broadband services was driven by a 38% increase in the number of subscribers, which grew from approximately 429,000 at September 28, 2012 to approximately 591,000 at October 4, 2013, as well as a change in the mix of retail and wholesale subscribers and related higher average revenue per subscriber.

Segment operating loss

	Three Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	October 4, 2013	September 28, 2012
Segment operating loss	$(14.6)	$(19.4)	$4.7	24.4%
Percentage of segment revenues	(14.6)%	(28.8)%

The $4.7 million reduction in operating loss for our satellite services segment was primarily due to $17.3 million in higher earnings contributions as our Exede broadband services subscriber base continued to grow, which resulted in increased revenues and improved margins, partially offset by $13.0 million in higher selling and support costs. The higher selling and support costs mainly related to increased sales and marketing support costs as we continued to expand our consumer broadband subscriber base and partially related to litigation expense focused on protecting and extending our technology advantages.

Commercial networks segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	October 4, 2013	September 28, 2012
Segment product revenues	$105.1	$81.1	$24.0	29.6%
Segment service revenues	5.0	5.4	(0.4)	(7.1)%

Total revenues	$110.2	$86.5	$23.7	27.3%

Our commercial networks segment revenues increased by $23.7 million, due to the $24.0 million increase in product revenues. Of this revenue increase, $20.1 million related to fixed satellite networks (driven primarily by consumer broadband products), $3.9 million to satellite payload technology development programs, and $3.5 million to mobile broadband satellite communication systems. These increases were partially offset by a $3.8 million decrease in product revenues for our satellite networking development programs.

Segment operating loss

	Three Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	October 4, 2013	September 28, 2012
Segment operating loss	$(0.4)	$(1.8)	$1.5	80.1%
Percentage of segment revenues	(0.3)%	(2.1)%

The decrease of $1.5 million in operating loss for our commercial networks segment was primarily due to $8.6 million in higher earnings contributions from increased revenues and improved margins in our consumer broadband products and in our mobile broadband satellite communication systems, partially offset by higher IR&D costs of $3.9 million and higher selling, support and new business proposal costs of $3.2 million.

Government systems segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	October 4, 2013	September 28, 2012
Segment product revenues	$105.2	$84.4	$20.9	24.7%
Segment service revenues	38.1	44.6	(6.5)	(14.6)%

Total revenues	$143.3	$129.0	$14.4	11.1%

Our government systems segment revenues grew by $14.4 million, due to the $20.9 million increase in product revenues, offset by the $6.5 million decrease in service revenues. Of the product revenue increase, $12.2 million related to government satellite communication systems (mainly attributable to command and control situational awareness), $6.2 million to TrellisWare, and $5.9 million to information assurance products, partially offset by a $3.5 million decrease in revenues related to tactical data link products. Of the service revenue decrease, $4.5 million related to government satellite communication systems services and $2.4 million to TrellisWare.

Segment operating profit

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	October 4, 2013	September 28, 2012
Segment operating profit	$18.3	$24.4	$(6.1)	(25.0)%
Percentage of segment revenues	12.8%	18.9%

The $6.1 million decrease in our government systems segment operating profit reflected higher selling, support and new business proposal costs of $3.3 million and higher IR&D costs of $2.7 million.

Six Months Ended October 4, 2013 vs. Six Months Ended September 28, 2012

Revenues

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	October 4, 2013	September 28, 2012
Product revenues	$392.6	$316.2	$76.3	24.1%
Service revenues	282.4	208.4	74.1	35.5%

Total revenues	$675.0	$524.6	$150.4	28.7%

Our total revenues grew by $150.4 million as a result of the $76.3 million increase in product revenues and the $74.1 million increase in service revenues. The product revenue increase was comprised primarily of $45.1 million in our commercial networks segment and $34.7 million in our government systems segment. The service revenue increase was comprised primarily of $63.1 million in our satellite services segment and $11.2 million in our government systems segment.

Cost of revenues

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	October 4, 2013	September 28, 2012
Cost of product revenues	$287.0	$230.5	$56.5	24.5%
Cost of service revenues	210.4	174.0	36.5	21.0%

Total cost of revenues	$497.4	$404.4	$93.0	23.0%

Cost of revenues grew by $93.0 million due to a $56.5 million cost of product revenues increase and a $36.5 million cost of service revenues increase. The cost of product revenues increase was primarily due to increased revenues, causing a $55.6 million increase in cost of product revenues on a constant margin basis. This increase mainly related to growth in fixed satellite networks (driven by consumer broadband products) and satellite payload technology development programs in our commercial networks segment, but product sales also grew in our government systems segment, from government satellite communication systems, TrellisWare, and information assurance products. The cost of service revenues increase was primarily due to increased service revenues, which caused a $61.8 million increase in cost of service revenues on a constant margin basis. This increase mainly related to our Exede broadband services in our satellite services segment and government satellite communication systems services in our government systems segment. Additionally, as our Exede subscribers have continued to grow and related revenues scale, we have also experienced improved margins from our broadband services in our satellite services segment.

Selling, general and administrative expenses

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	October 4, 2013	September 28, 2012
Selling, general and administrative	$138.4	$110.6	$27.8	25.1%

The $27.8 million increase in SG&A expenses was primarily attributable to higher support costs of $19.1 million and higher selling costs of $9.0 million. Of the higher support costs, $11.1 million related to our satellite services segment (primarily due to our increased subscriber gross additions year over year and partially related to litigation expense focused on protecting and extending our technology advantages), $4.8 million to our commercial networks segment, and $3.3 million to our government systems segment. The increase in higher selling costs mainly related to our satellite services segment as we continue to grow our consumer broadband subscriber base. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	October 4, 2013	September 28, 2012
Independent research and development	$29.0	$16.1	$12.9	79.9%

The $12.9 million increase in IR&D expenses reflected increased IR&D efforts in our commercial networks segment of $7.8 million (primarily due to next-generation consumer broadband) and in our government systems segment of $5.9 million (primarily due to development of next-generation airborne satcom mobile systems and advancement of integrated government satellite communications platforms).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from three to ten years. The $0.8 million decrease in amortization of acquired intangible assets in the first six months of fiscal year 2014 compared to the prior year period was the result of acquired trade name intangibles in our satellite services segment becoming fully amortized over the preceding twelve months. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the six months ended October 4, 2013	$7,297

Expected for the remainder of fiscal year 2014	$7,306
Expected for fiscal year 2015	14,613
Expected for fiscal year 2016	11,007
Expected for fiscal year 2017	4,663
Expected for fiscal year 2018	3,611
Thereafter	1,408

$42,608

Interest income

The slight decrease in interest income in the six months ended October 4, 2013 compared to the prior year period was primarily due to lower average invested cash balances during the current year period.

Interest expense

The $3.1 million decrease in interest expense in the six months ended October 4, 2013 compared to the prior year period was due primarily to the refinancing, in October 2012, of our former $275.0 million in aggregate principal amount of 2016 Notes with the proceeds from the issuance of an additional $300.0 million in aggregate principal amount of 2020 Notes, which bear interest at a lower rate. Additionally, interest expense in the six months ended October 4, 2013 reflects increased interest capitalization of approximately $1.3 million compared to the prior year period, mainly related to the commencement of construction of ViaSat-2 and related assets.

(Benefit from) provision for income taxes

We currently estimate our annual effective income tax benefit rate to be 80.0% for fiscal year 2014. The estimated annual effective income tax benefit rate differs from the expected statutory rate primarily due to federal and state research and development tax credits. The income tax benefit rate recorded for the three and six months ended October 4, 2013 exceeded the estimated annual income tax benefit rate primarily due to the release of a valuation allowance of $3.7 million on state net operating loss carryforwards. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. This legislation retroactively reinstated and extended the federal research and development tax credit through December 31, 2013. If the federal research and development tax credit is extended through the end of fiscal year 2014, we may have a higher annual effective income tax benefit rate for fiscal year 2014, and the amount of any such tax rate reduction will depend on the effective date of any such extension, the terms of the extension, as well as the amount of eligible research and development expenses in the extended period.

Segment Results for the Six Months Ended October 4, 2013 vs. Six Months Ended September 28, 2012

Satellite services segment

Revenues

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	October 4, 2013	September 28, 2012
Segment product revenues	$—	$3.5	$(3.5)	(99.4)%
Segment service revenues	186.2	123.1	63.1	51.2%

Total revenues	$186.2	$126.6	$59.6	47.0%

Our satellite services segment revenues grew by $59.6 million, primarily due to the $63.1 million increase in service revenues, of which $60.7 million related to retail and wholesale broadband services and $2.3 million related to our emerging mobile broadband services. The revenue increase relating to our Exede and WildBlue broadband services was driven by a 38% increase in the number of subscribers, which grew from approximately 429,000 at September 28, 2012 to approximately 591,000 at October 4, 2013, as well as a change in the mix of retail and wholesale subscribers and related higher average revenue per subscriber.

Segment operating loss

	Six Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	October 4, 2013	September 28, 2012
Segment operating loss	$(27.6)	$(41.9)	$14.3	34.1%
Percentage of segment revenues	(14.8)%	(33.1)%

The $14.3 million reduction in operating loss for our satellite services segment was primarily due to $32.8 million in higher earnings contributions as our Exede broadband services subscriber base continued to grow, which resulted in increased revenues and improved margins, partially offset by $19.4 million in higher selling and support costs. The higher selling and support costs mainly related to increased sales and marketing support costs as we continued to expand our consumer broadband subscriber base and partially related to litigation expense focused on protecting and extending our technology advantages.

Commercial networks segment

Revenues

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	October 4, 2013	September 28, 2012
Segment product revenues	$197.0	$151.9	$45.1	29.7%
Segment service revenues	10.6	10.8	(0.2)	(1.7)%

Total revenues	$207.6	$162.7	$44.9	27.6%

Our commercial networks segment revenues increased by $44.9 million, primarily due to the $45.1 million increase in product revenues. Of this revenue increase, $35.2 million related to fixed satellite networks (driven primarily by consumer broadband products), $8.2 million to mobile broadband satellite communication systems, and $7.1 million to satellite payload technology development programs. These increases were partially offset by decreases in revenues for our in antenna systems products of $3.3 million and for our satellite networking development programs of $3.2 million.

Segment operating profit (loss)

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	October 4, 2013	September 28, 2012
Segment operating profit (loss)	$3.0	$(3.9)	$6.9	176.1%
Percentage of segment revenues	1.4%	(2.4)%

Our commercial networks segment generated an operating profit for the first six months of fiscal year 2014 compared to an operating loss in the same period in the prior fiscal year. This change was primarily due to $17.7 million in higher earnings contributions from increased revenues and improved margins in our consumer broadband products and in our mobile broadband satellite communication systems, partially offset by higher IR&D costs of $7.8 million and higher selling, support and new business proposal costs of $3.0 million.

Government systems segment

Revenues

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	October 4, 2013	September 28, 2012
Segment product revenues	$195.6	$160.8	$34.7	21.6%
Segment service revenues	85.6	74.5	11.2	15.0%

Total revenues	$281.2	$235.3	$45.9	19.5%

Our government systems segment revenues grew by $45.9 million, due to an increase of $34.7 million in product revenues and $11.2 million in service revenues. The increase in product revenues was primarily due to revenue increases of $14.8 million in government satellite communication systems, $12.4 million in TrellisWare, and $8.0 million in information assurance products. The increase in service revenues was primarily due to a $14.1 million revenue increase in government satellite communication systems services (mainly attributable broadband networking services revenues for military customers) and a $2.2 million increase in revenue related to tactical data link services, offset by service revenue decreases of $4.0 million in TrellisWare and $1.2 million in information assurance services.

Segment operating profit

	Six Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	October 4, 2013	September 28, 2012
Segment operating profit	$34.9	$39.3	$(4.4)	(11.2)%
Percentage of segment revenues	12.4%	16.7%

The $4.4 million decrease in our government systems segment operating profit reflected higher IR&D costs of $5.9 million and higher selling, support and new business proposal costs of $5.4 million, offset by $6.9 million of higher earnings contributions (mainly from revenue growth and improved margins in tactical data link products and TrellisWare).

Backlog

As reflected in the table below, both firm and funded backlog decreased overall during the first six months of fiscal year 2014 due to decreases in the government systems and commercial networks segments.

	As of October 4, 2013	As of March 29, 2013
	(In millions)
Firm backlog
Satellite Services segment	$35.0	$24.7
Commercial Networks segment	431.6	472.1
Government Systems segment	339.3	355.1

Total	$805.9	$851.9

Funded backlog
Satellite Services segment	$35.0	$24.7
Commercial Networks segment	431.6	472.1
Government Systems segment	307.1	345.7

Total	$773.7	$842.5

The firm backlog does not include contract options. Of the $805.9 million in firm backlog, $364.8 million is expected to be delivered during the remaining six months of fiscal year 2014, and the balance is expected to be delivered in fiscal year 2015 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.

Our total new awards were $391.1 million and $645.1 million for the three and six months ended October 4, 2013, respectively, compared to $548.0 million and $880.6 million for the three and six months ended September 28, 2012, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing and equity financing. At October 4, 2013, we had $67.1 million in cash and cash equivalents, $247.2 million in working capital, and $35.0 million in borrowings under our revolving credit facility (the Credit Facility). At March 29, 2013, we had $105.7 million in cash and cash equivalents, $297.7 million in working capital and no outstanding borrowings under our Credit Facility. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

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

Cash flows

Cash provided by operating activities for the first six months of fiscal year 2014 was $102.8 million compared to $42.1 million in the prior year period. This $60.7 million increase was primarily driven by our operating results (net income adjusted for depreciation, amortization and other non-cash charges) which generated $46.5 million of higher cash inflows, coupled with a $14.2 million year-over-year decrease in cash used to fund net operating assets needs. The decrease in net operating assets from March 29, 2013 was mainly due to a $42.8 million increase in our accounts payable due to timing of payments, partially offset by a $21.9 million increase in inventory mainly in our commercial networks, primarily due to high demand for CPE terminal sales from domestic and international customers, and a $6.3 million increase in combined billed and unbilled accounts receivables, net, attributable to the contractual timing of certain milestones in our commercial network segment.

Cash used in investing activities for the first six months of fiscal year 2014 was $184.7 million compared to $87.0 million in the prior year period. The increase in cash used in investing activities reflected the $51.6 million in cash used during the first six months of fiscal year 2014 for the construction of our ViaSat-2 satellite, as well as a $36.0 million increase in capital expenditures year-over-year for new CPE units and other general purpose equipment.

Cash provided by financing activities for the first six months of fiscal year 2014 was $43.3 million compared to cash provided by financing activities of $8.4 million for the prior year period. This $34.8 million increase in cash provided by financing activities was primarily related to the $35.0 million in proceeds from borrowings under our Credit Facility during the first six months of fiscal year 2014, compared to no borrowings in the prior year period. Cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, and cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

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

Credit Facility

As of October 4, 2013, the Credit Facility, as amended, provided a revolving line of credit of $325.0 million (including up to $50.0 million of letters of credit) with a maturity date of May 9, 2017. Borrowings under the Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. At October 4, 2013, the weighted average effective interest rate on our outstanding borrowings under the Credit Facility was 2.94%. The Credit Facility is required to be guaranteed by certain of our significant domestic subsidiaries (as defined in the Credit Facility) and secured by substantially all of our assets. During the second quarter of fiscal year 2014, the last remaining subsidiary guarantor, ViaSat Communications, Inc., was merged into ViaSat. Accordingly, as of October 4, 2013, none of our subsidiaries guaranteed the Credit Facility. The Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

At October 4, 2013, we had $35.0 million in principal amount of outstanding borrowings under the Credit Facility and $38.7 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of October 4, 2013 of $251.3 million.

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

The 2020 Notes are required to be guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Credit Facility. During the second quarter of fiscal year 2014, the last remaining subsidiary guarantor, ViaSat Communications, Inc., was merged into ViaSat. Accordingly, as of October 4, 2013, none of our subsidiaries guaranteed the 2020 Notes. The 2020 Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated debt. The 2020 Notes are effectively junior in right of payment to our existing and future secured debt, including under the Credit Facility (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2020 Notes, and are senior in right of payment to all of our existing and future subordinated indebtedness.

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

Contractual Obligations

The following table sets forth a summary of our obligations at October 4, 2013:

		For the Remainder of Fiscal Year	For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2014	2015-2016	2017-2018	Thereafter
Operating leases and satellite capacity agreements	$199,657	$35,743	$68,871	$36,097	$58,946
2020 Notes	851,719	19,766	79,063	79,063	673,827
Line of credit	35,000	—	—	35,000	—
Standby letters of credit	38,668	7,776	30,892	—	—
Satellite performance incentives	36,785	881	3,861	4,424	27,619
Purchase commitments including satellite-related agreements	712,652	235,626	368,297	74,742	33,987
Other	2,502	1,046	1,456	—	—

Total	$1,876,983	$300,838	$552,440	$229,326	$794,379

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

Our condensed consolidated balance sheets included $51.7 million and $52.6 million of “other liabilities” as of October 4, 2013 and March 29, 2013, respectively, which primarily consisted of the long-term portion of our satellite performance incentives obligation, our long-term warranty obligations, the long-term portion of deferred rent, long-term portion of deferred revenue, long-term deferred income taxes and long-term unrecognized tax position liabilities. With the exception of the long-term portion of our satellite performance incentives obligation, these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 9 to our condensed consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 7 to our condensed consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at October 4, 2013 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this Quarterly Report or in our Annual Report on Form 10-K for the year ended March 29, 2013.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, short-term and long-term obligations, including the Credit Facility and the 2020 Notes, and foreign currency forward contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of October 4, 2013, we had $35.0 million under our Credit Facility and $575.0 million in aggregate principal amount outstanding of the 2020 Notes, and we held no short-term investments. Our 2020 Notes bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant portion of our cash balance in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Given recent declines in interest rates, our interest income has been and may continue to be negatively impacted. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by approximately $0.2 million and $0.3 million for the three months ended October 4, 2013 and September 28, 2012, respectively. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

As of October 4, 2013, we had $35.0 million in principal amount of outstanding borrowings under our Credit Facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. At October 4, 2013, the weighted average effective interest rate on our outstanding borrowings under the Credit Facility was 2.94%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred prior to effects of capitalized interest and cash flow by approximately $0.2 million over a twelve-month period.

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

As of October 4, 2013, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign currency forward contracts with a notional amount of $9.2 million had a fair value of approximately $0.1 million and were recorded in other current assets as of October 4, 2013. If the foreign currency forward rate for the Euro to the U.S. dollar on these foreign currency forward contracts had changed by 10%, the fair value of these foreign currency forward contracts as of October 4, 2013 would have changed by approximately $0.9 million.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of October 4, 2013, the end of the period covered by this Quarterly Report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 4, 2013.

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

On September 5, 2013, we filed a complaint against SS/L in the United States District Court for the Southern District of California for patent infringement relating to SS/L’s continued use of ViaSat’s patented technology in the manufacture of high-capacity broadband satellites. We allege, among other things, that SS/L infringed U.S. Patent Nos. 8,213,929, 8,254,832 and 8,285,202 by making, using, offering to sell and/or selling other high-capacity broadband satellites. We have requested monetary damages, injunctive relief and other remedies.

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

Item 6. Exhibits

The Exhibit Index on page 44 is incorporated herein by reference as the list of exhibits required as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

November 13, 2013	/s/ MARK DANKBERG
Mark Dankberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ BRUCE DIRKS
Bruce Dirks
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Vice President, Corporate Controller and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Form	Incorporated by Reference			Filed Herewith
	Exhibit Description		File No.	Exhibit	Filing Date

10.1*	ViaSat, Inc. Employee Stock Purchase Plan (As Amended and Restated Effective September 18, 2013)	8-K	000-21767	10.1	09/19/2013

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

*	Indicates management contract, compensatory plan or arrangement.