Form 10-K
period 2014-04-04
VIASAT INC
filed 2014-05-27
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 4, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant as of October 4, 2013 was approximately $2,693,762,154 (based on the closing price on that date for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock, $.0001 par value, as of May 9, 2014 was 46,384,709.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended April 4, 2014.

VIASAT, INC.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction activities; the performance and anticipated benefits of the ViaSat-2 satellite; the expected capacity, service, coverage, service speeds and other features of ViaSat-2, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ include: our ability to realize the anticipated benefits of the ViaSat-2 satellite; unexpected expenses related to the satellite project; our ability to successfully implement our business plan for our broadband satellite services on our anticipated timeline or at all, including with respect to the ViaSat-2 satellite system; risks associated with the construction, launch and operation of ViaSat-2 and our other satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; our ability to successfully develop, introduce and sell new technologies, products and services; negative audits by the U.S. government; continued turmoil in the global business environment and economic conditions; delays in approving U.S. government budgets and cuts in government defense expenditures; our reliance on U.S. government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes on our ability to sell products and services; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Item 1A, elsewhere in this report and our other filings with the Securities and Exchange Commission (SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Satellite Services

Our satellite services segment provides retail and wholesale satellite-based broadband services for our consumer, enterprise and mobile broadband customers primarily in the United States. Our Exede® broadband services are designed to offer a high-quality broadband service choice to the millions of unserved and under-served consumers in the United States and to significantly expand the quality, capability and availability of high-speed broadband satellite services for U.S. consumers and enterprises. Our satellite services business also provides a platform for the provision of network management services to domestic and international satellite service providers.

Our first high-capacity Ka-band spot-beam satellite, ViaSat-1, was placed into service in January 2012. At the time of launch we believe ViaSat-1was the highest capacity, most cost-efficient satellite in the world, with a data throughput of approximately 140 Gigabits per second. In May 2013, we entered into a satellite construction contract for ViaSat-2, our second high-capacity Ka-band satellite.

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

The primary services offered by our satellite services segment are comprised of:

•

Retail and Wholesale Broadband Satellite Services. We offer retail and wholesale broadband satellite services under the Exede and WildBlue® brands that provide two-way satellite-based broadband internet access and voice over internet protocol (VOIP) to consumers and small businesses in the United States. We offer a range of service plans to both retail and wholesale customers, with pricing based on a number of different factors, including bandwidth limits, service quality levels and terms of distribution. We offer wholesale broadband services to our national and regional distribution partners, including direct-to-home satellite video providers, retail service providers and communications companies. As of April 4, 2014, we provided broadband satellite services to approximately 641,000 subscribers.

•

Mobile Broadband Services. Our Yonder® mobile broadband services provide global network management and high-speed internet connectivity services for customers using airborne, maritime and ground mobile satellite systems.

•

Enterprise Broadband Services. We also offer high-speed broadband services to enterprises, who increasingly require higher speed, more economical communications in hard-to-reach locations, as well as mobile broadband solutions. Our enterprise broadband services include in-flight WiFi (including our flagship Exede In The Air service), live on-line event streaming, oil and natural gas data gathering services and high definition satellite news gathering.

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

We believe growth of the commercial satellite market will continue to be driven in the coming years by a number of factors, including: (1) the continued growth in worldwide demand for communications services and, in particular, the rise in both consumer and enterprise demand for products and systems enabling broadband internet access, (2) our ability to leverage the launch of ViaSat-1 and our ViaSat-2 satellite under construction, as well as other high-capacity Ka-band satellites worldwide, to increase sales of next-generation satellite communication systems, ground networking equipment and products that operate on Ka-band frequencies, (3) the improving cost-effectiveness of satellite communication networks for many uses, and the ability to use satellite communication systems to rapidly deploy communications services across wide geographic areas and to large numbers of people within the satellite footprint, and (4) recent technological advancements that broaden applications for and increase the capacity and efficiency of satellite-based networks. As satellite communications equipment becomes less expensive and new capabilities emerge in satellite communications technology, we believe that the market for satellite communications will offer additional growth opportunities, as service providers seek to rapidly and cost-efficiently deploy broadband communications services across wide geographic areas, both in suburban and rural areas in the developed world and in developing countries where the deployment of terrestrial high-capacity solutions such as fiber-optic cable is neither cost-effective nor practical. Satellite communications also provide cost-effective augmentation capability for existing terrestrial networks or broadband service providers to address network congestion caused by the continued exponential increase in the volume of multimedia content accessed via the internet.

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

•

Innovation of Next-Generation Satellite Technology. Our first high-capacity Ka-band spot-beam satellite, ViaSat-1, was placed into service in January 2012. With the market demonstrating increasing demand for satellite broadband services, ViaSat-1 and our associated next-generation ground segment technology were designed to significantly expand the quality, capability and availability of high-speed broadband satellite services for consumers and enterprises. In February 2012, the Society of Satellite Professionals International bestowed an Industry Innovators Award on us in recognition of the development and launch of our ViaSat-1 satellite, and in 2013 ViaSat-1 earned a Guinness World Records® title as the highest-capacity communications satellite in the world. In May 2013, we entered into a satellite construction contract for ViaSat-2, our second high-capacity Ka-band satellite, which we expect will significantly improve the speed and availability of broadband services over an expanded coverage area.

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

•

Innovative Product Development and Cost-Efficient Business Model. Maintaining technological competencies and innovative new product development has been one of our hallmarks and continues to be critical to our success. Our research and development efforts are supported by an employee base of over 1,600 engineers and a culture that deeply values innovation. We balance an emphasis on new product development with efficient management of our capital. For example, the majority of our research and development efforts with respect to the development of new products or applications are funded by customers. In addition, we drive capital efficiencies by outsourcing a significant portion of our manufacturing to subcontractors with whom we collaborate to ensure quality control and superior finished products.

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

•

Focus on International Opportunities. International revenues represented approximately 23%, 25% and 21% of our total revenues in fiscal years 2014, 2013 and 2012, respectively. We believe our comprehensive offering of satellite communications products, systems and services will continue to be attractive to government and commercial customers internationally, and that international markets represent an attractive opportunity for our business. In addition, we expect that our domestic satellite broadband services business will provide a platform for the provision of network management and back-office services to international providers of satellite broadband services.

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

Our Customers

Initially, we focused primarily on developing satellite communication systems and equipment for the U.S. government, and our U.S. government contracts remain a core part of our business. We then successfully diversified into other related markets for advanced satellite communication systems, ground networking equipment and products and secure networking systems, serving a range of government and commercial customers. Over the past ten years, we have significantly expanded this customer base both domestically and internationally. More recently, we have successfully diversified into related markets for broadband satellite services, successfully placing ViaSat-1, our first high-capacity Ka-band spot-beam satellite, into service in January 2012 and offering retail and wholesale satellite-based broadband to consumer, enterprise and mobile broadband customers primarily in the United States. In May 2013, we entered into a satellite construction contract for ViaSat-2, which is expected to expand the geographic markets we address.

The customers of our government systems and commercial networks segments include the DoD, U.S. National Security Agency, the U.S. Department of Homeland Security, allied foreign governments, select other U.S. federal, state and local government agencies, defense contractors, satellite network integrators, large communications service providers and enterprises requiring complex communications and networking solutions. We enter into government contracts either directly with U.S. or foreign governments, or indirectly through domestic or international prime contractors. For our commercial contracts, we also act as both a prime contractor and subcontractor for the sale of equipment and services. Customers of our satellite services segment include residential customers, small businesses and other enterprise customers of our broadband services, including commercial airlines.

Revenues from the U.S. government as a customer comprised approximately 21%, 24% and 20% of total revenues for fiscal years 2014, 2013 and 2012, respectively. None of our commercial customers comprised 10% or more of total revenues in fiscal years 2014, 2013 and 2012.

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

We provide products under federal government contracts that usually require performance over a period of several months to multiple years. Long-term contracts may be conditioned upon continued availability of congressional appropriations. Variances between anticipated budget and congressional appropriations may result in a delay, reduction or termination of these contracts.

Our federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs and payment of a fee. The fee may be either fixed by the contract or variable, based upon cost control, quality, delivery and the customer’s subjective evaluation of the work. Under time-and-materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed for the cost of materials purchased to perform the contract. Under a fixed-price contract, we agree to perform specific work for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. In fiscal year 2014, approximately 9% of our total government revenues was generated from cost-reimbursement contracts with the federal government or our prime contractors, 1% from time-and-materials contracts and approximately 90% from fixed-price contracts.

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

We conduct the majority of our research and product development activities in-house and have a research and development and engineering staff, which includes over 1,600 engineers. Our product development activities focus on products that we consider viable revenue opportunities to support all of our business segments. A significant portion of our research and development efforts have generally been conducted in direct response to the specific requirements of a customer’s order and, accordingly, these amounts are included in the cost of sales when incurred and the related funding is included in revenues at that time.

The portion of our contract revenues which includes research and development funded by government and commercial customers was approximately 31%, 26% and 26% during fiscal years 2014, 2013 and 2012, respectively, of our total revenues. In addition, we incurred $60.7 million, $35.4 million and $25.0 million during fiscal years 2014, 2013 and 2012, respectively, on independent research and development (IR&D) expenses, which comprises research and development not directly funded by a third party. Funded research and development contains a profit component and is therefore not directly comparable to IR&D. As a U.S. government contractor, we also are able to recover a portion of our IR&D expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs.

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

Sales and Marketing

We have a sales presence in various domestic and foreign locations, and we sell our products and services both directly and indirectly through channel partners, as described below:

•

Satellite Services Sales Organization. Our satellite services sales organization includes over 1,000 retailers, including DirecTV, and wholesale distribution relationships with DISH Network and the National Rural Telecommunications Cooperative for our satellite-based broadband services, as well as our own retail distribution channel, which sells directly to residential customers. Our satellite services sales organization also includes direct sales and business development personnel who work with enterprises to identify business opportunities and develop solutions for customers’ needs.

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

Competition

The markets in which we compete are characterized by rapid change, converging technologies and a migration to solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us. In our satellite services and commercial networks segments, we compete with ASC Signal, Astrium, AT&T, CenturyLink, Clearwire, Comtech, DISH Network, Earthlink, Frontier, General Dynamics, Gilat, EchoStar (Hughes Network Systems), iDirect Technologies, Inmarsat, L-3 Communications, Newtec, Panasonic, Row 44, Space Systems/Loral (SS/L), Thales, Verizon and Zodiac Data Systems, each of which offers a broad range of satellite or terrestrial communications products and services, and with other internet service providers in areas where such competing services are available. Within our government systems segment, we generally compete with manufacturers of defense electronics products, systems or subsystems, such as BAE Systems, General Dynamics, Harris, L-3 Communications, Rockwell Collins and similar companies. We may also occasionally compete directly with the largest defense prime contractors, including Boeing, Lockheed Martin, Northrop Grumman or Raytheon Systems. Many of our competitors are substantially larger than we are and may have more extensive engineering, manufacturing and marketing capabilities than we do. As a result, these competitors may be able to adapt more quickly to changing technology or market conditions or may be able to devote greater resources to the development, promotion and sale of their products.

These companies, while competitors, can also be our customers or partners. Accordingly, maintaining an open and cooperative relationship is important.

The overall number of our competitors may increase, and the identity and composition of competitors may change. As we continue to expand our sales globally, we may see new competition in different geographic regions. Many of our competitors have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources and access to technologies not available to us. In addition, our satellite services segment may face increasing competition as a result of industry consolidation and vertical integration, which may enable our competitors to provide competing services to broader customer segments or to offer bundled service offerings that we are not able to duplicate, or which may reduce demand for our wholesale broadband services. Further, some of our customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with us at any time.

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

Universal Service. Certain of our services may constitute the provision of telecommunications to, from or within the United States, and may require us to contribute a percentage of our revenues from such services to universal service support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. This percentage is set each calendar quarter by the FCC, and currently is 16.6%. Current FCC rules permit us to pass this universal service contribution through to our customers. The FCC also is considering whether and how to alter the regulatory framework governing federal universal service support mechanisms. For example, in November 2011, the FCC adopted an order establishing a new universal service funding mechanism to support the provision of voice and broadband services in certain high-cost areas of the United States, to be known as the Connect America Fund (CAF). Among other things, the new CAF mechanism would grant incumbent wireline carriers rights of first refusal allowing them to secure the vast majority of available support, to the exclusion of competitive service providers. Satellite broadband providers would be eligible for much more limited funding, which may place us at a competitive disadvantage in the provision of broadband services in rural areas. The CAF mechanism has not yet been fully implemented, and the FCC has sought further public comment with respect to certain details of implementation. Moreover, the FCC order establishing the CAF is the subject of pending petitions for reconsideration filed with the FCC, as well as pending judicial appeals. As such, it is uncertain how and when the CAF will be implemented, and how such implementation could impact satellite broadband providers. If the CAF, as implemented, were to give incumbents a competitive advantage in providing broadband services in supported areas, this could have a material adverse effect on our business, financial condition and results of operations.

CALEA. We are obligated to comply with the requirements of the Communications Assistance for Law Enforcement Act (CALEA), which requires telecommunications providers and broadband internet access providers to ensure that law enforcement agencies are able to conduct lawfully-authorized surveillance of users of their services.

Net Neutrality. In December 2010, the FCC adopted rules intended to preserve the openness of the internet, a concept generally referred to as “net neutrality.” These rules, among other things, prohibited facilities-based broadband internet access service providers from preventing end-user customers from accessing lawful content or running applications of their choice over the internet, and from connecting and using devices that do not harm the network; they also required facilities-based broadband internet access service providers to treat lawful content, applications, and services in a nondiscriminatory manner, and to make certain disclosures concerning their practices as they relate to the openness of their networks. Because the rules permitted us to employ reasonable techniques to manage traffic on our network and included certain other exemptions, we did not believe that these rules would have a material impact on our operations. In January 2014, the U.S. Court of Appeals for the District of Columbia Circuit found that the rules had not been adequately justified by the FCC, vacated them in large part, and remanded the matter to the FCC for further proceedings. In May 2014, the FCC initiated a rulemaking proceeding that could result in new “net neutrality” rules, which could have a different impact on our operations if and when they are adopted and implemented.

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

Employees

As of April 4, 2014, we employed approximately 3,100 individuals worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe we have been successful in recruiting qualified employees, but there is no assurance we will continue to be successful in the future.

Executive Officers

Set forth below is information concerning our executive officers and their ages as of April 4, 2014.

Name	Age	Position
Mark Dankberg	58	Chairman of the Board and Chief Executive Officer
Richard Baldridge	55	President and Chief Operating Officer
Bruce Dirks	54	Vice President and Chief Financial Officer
Shawn Duffy	44	Vice President — Corporate Controller and Chief Accounting Officer
Stephen Estes	59	Vice President — Enterprise Services
Kevin Harkenrider	58	Senior Vice President — Broadband Services
Steven Hart	60	Vice President — Engineering and Chief Technical Officer
Keven Lippert	41	Vice President — General Counsel and Secretary
Mark Miller	54	Vice President and Chief Technical Officer
Ken Peterman	57	Vice President — Government Systems
John Zlogar	58	Vice President — Commercial Networks

Mark Dankberg is a founder of ViaSat and has served as Chairman of the Board and Chief Executive Officer of ViaSat since its inception in May 1986. Mr. Dankberg provides our Board with significant operational, business and technological expertise in the satellite and communications industry, and intimate knowledge of the issues facing our management. Mr. Dankberg also has significant expertise and perspective as a member of the boards of directors of companies in various industries, including communications. Mr. Dankberg serves as a director of TrellisWare Technologies, Inc. (TrellisWare), a majority-owned subsidiary of ViaSat that develops advanced signal processing technologies for communication applications, and serves on the board of Minnetronix, Inc., a privately-held medical device and design company. In addition, Mr. Dankberg was elected to the Rice University Board of Trustees in 2013, and was a member of the board of directors of REMEC, Inc. from 1999 to 2010. Prior to founding ViaSat, he was Assistant Vice President of M/A-COM Linkabit, a manufacturer of satellite telecommunications equipment, from 1979 to 1986, and Communications Engineer for Rockwell International Corporation from 1977 to 1979. Mr. Dankberg holds B.S.E.E. and M.E.E. degrees from Rice University.

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

Shawn Duffy joined ViaSat in 2005 as Corporate Controller. In 2009, she was appointed ViaSat’s Vice President and Corporate Controller. She assumed her current position as Vice President — Corporate Controller and Chief Accounting Officer in April 2012. From August 2012 until April 2013, Ms. Duffy also served as interim Chief Financial Officer. Prior to joining ViaSat, Ms. Duffy was a Senior Manager at Ernst & Young, LLP, serving the technology and consumer product markets. Ms. Duffy is a certified public accountant in the State of California, and earned a B.S.B.A. degree in Accounting from San Diego State University.

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

Steven Hart is a founder of ViaSat and has served as Vice President and Chief Technical Officer since March 1993, assuming his current title of Vice President — Engineering and Chief Technical Officer in May 2013. From 1986 through 1993, Mr. Hart served as Engineering Manager. Prior to joining ViaSat, Mr. Hart was a Staff Engineer and Manager at M/A-COM Linkabit from 1982 to 1986. Mr. Hart holds a B.S. degree in

Mathematics from the University of Nevada, Las Vegas and a M.A. degree in Mathematics from the University of California, San Diego.

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

Ken Peterman joined ViaSat in April 2013 as Vice President — Government Systems. Mr. Peterman has over 30 years of experience in general management, systems engineering, strategic planning, portfolio management, and business leadership in the aerospace and defense industries. From July 2012 to April 2013, Mr. Peterman served as President and Chief Executive Officer of SpyGlass Group, a company he co-founded which provides executive strategic advisory services to the aerospace and defense industries. From 2011 to July 2012, Mr. Peterman served as President of Exelis Communications and Force Protection Systems, and from 2007 to 2011, he served as President of ITT Communications Systems, which are both developers and providers of command, control, communications, computers, intelligence, surveillance and reconnaissance products and systems. Previously, Mr. Peterman was Vice President and General Manager of Rockwell Collins Government System’s Integrated C3 Systems and Rockwell Collins Displays and Awareness Systems. Mr. Peterman earned a B.S.E.E. degree from Tri-State University (now Trine).

John Zlogar joined ViaSat in April 2000 as part of ViaSat’s acquisition of several commercial divisions of Scientific-Atlanta. From 2003 to 2011, he served as Vice President and General Manager of ViaSat’s Antenna Systems group. Since August 2011, he has served as Vice President — Commercial Networks. During his career, Mr. Zlogar has held various management positions in engineering, program management, business development, and general management. Mr. Zlogar holds a B.S.E.E. degree from Pennsylvania State University and an M.S.E.E. degree from Stanford University.

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

Our Operating Results Are Difficult to Predict

Our operating results have varied significantly from quarter to quarter in the past and may continue to do so in the future. The factors that cause our quarter-to-quarter operating results to be unpredictable include:

•	varying subscriber addition and churn rates for our consumer broadband business;

•	the mix of wholesale and retail subscriber additions in our consumer broadband business;

•	the level of investments in the construction or acquisition of satellites, and the impact of any construction or launch delays, operational failures or other disruptions to our satellites;

•	a complex and lengthy procurement process for most of our commercial networks and government systems customers and potential customers;

•	changes in the levels of research and development spending, including the effects of associated tax credits;

•	cost overruns on fixed-price development contracts;

•	the difficulty in estimating costs over the life of a contract, which may require adjustment in future periods;

•	the timing, quantity and mix of products and services sold;

•	price discounts given to some customers;

•	market acceptance and the timing of availability of our new products and services;

•	the timing of customer payments for significant contracts;

•	one-time charges to operating income arising from items such as acquisition expenses, impairment of assets and write-offs of assets related to customer non-payments or obsolescence;

•	the failure to receive an expected order or a deferral of an order to a later period; and

•	general economic and political conditions.

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

Satellite Failures or Degradations in Satellite Performance Could Affect Our Business, Financial Condition and Results of Operations

We own two satellites: ViaSat-1 (our first high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). In May 2013, we entered into a satellite construction contract for ViaSat-2, our second high-capacity Ka-band satellite. In addition, we have an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005). We utilize capacity on our ViaSat-1 and WildBlue-1 satellites, on Telesat Canada’s Anik F2 satellite and on SES WorldSkies’ AMC-15 satellite to support our broadband services in the United States. We also lease capacity on multiple satellites related to the provision of our international mobile broadband services to commercial and government customers. We may construct, acquire or use one or more additional satellites in the future.

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

New or Proposed Satellites Are Subject to Significant Risks Related to Construction and Launch that Could Limit Our Ability to Utilize these Satellites

In May 2013, we entered into a satellite construction contract for ViaSat-2, our second high-capacity Ka-band satellite, which is currently under construction. We may construct and launch one or more additional satellites in the future. The design and construction of satellites require significant investments of capital and management time. Satellite construction and launch are also subject to significant risks, including construction delays, cost overruns, regulatory conditions or delays, unavailability of launch opportunities, launch failure, damage or destruction during launch and improper orbital placement. We have in the past experienced delays in satellite construction and launch which have adversely affected our operations. Future delays may have the same effect. A significant delay in the delivery of ViaSat-2 or any other future satellite may also adversely affect our business plan for the satellite. If satellite construction schedules are not met, a launch opportunity may not be available at the time the satellite is ready to be launched. The failure to implement our satellite deployment plan on schedule could have a material adverse effect on our business, financial condition and results of operations.

A Launch Failure or Other Satellite Damage or Destruction During Launch, or the Failure of a New Satellite to Achieve its Designated Orbital Location After Launch Could Result in a Total or Partial Satellite Loss

Satellites are subject to certain risks related to failed launches. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36 months or longer, and to obtain other launch opportunities. Such significant delays could have a material adverse effect on our business, financial condition and results of operations. The overall historical loss rate in the satellite industry for all launches of commercial satellites in fixed orbits in the last five years is estimated by some industry participants to be approximately 5% but could at any time be higher. Launch vehicles may also under-perform, in which case the satellite may still be able to be placed into service by using its onboard propulsion systems to reach the desired orbital location, but this would cause a reduction in its useful life.

Our Satellite Broadband Services Business Strategy May Not Succeed in the Long Term

A major element of our satellite broadband services business strategy is to utilize ViaSat-1, ViaSat-2 and any additional satellites we may construct or acquire in the future to continue to expand our provision of retail and wholesale satellite broadband services. We may be unsuccessful in implementing our business plan for our satellite broadband services business, or we may not be able to achieve the revenue that we expect from our satellite broadband services business. One of our principal competitors in satellite broadband launched a new satellite and initiated a service that competes with our Exede broadband services. Any failure to realize our anticipated benefits of ViaSat-2, to attract a sufficient number of distributors or customers for our Exede service, to grow our customer base for satellite broadband services as quickly as we anticipate, may have a material adverse effect on our business, financial condition or results of operations.

We have incurred higher operating costs in connection with the late fiscal year 2012 launch and roll-out of our ViaSat-1 satellite and related ground infrastructure and our Exede broadband services, as well as higher interest expense as we capitalized a lower amount of the interest expense on our outstanding debt in fiscal year 2014 as we were in the early stages of construction of ViaSat-2, our second high-capacity Ka-band satellite. These operating costs included costs associated with depreciation, gateway connectivity, subscriber acquisition costs, logistics, customer care and various support systems. These additional operating costs attributed to our Exede service commencement have negatively impacted income from operations during recent fiscal years.

However, as the total number of subscribers of our Exede broadband services increased, the resultant increase in service revenues in our satellite services segment has improved income (loss) from operations for that segment over time, despite the additional litigation expense we have incurred to protect our proprietary technology. Nonetheless, there can be no assurance that the number of subscribers of our Exede broadband services and service revenues in our satellite services segment will continue to increase. We also expect to continue to invest in subscriber acquisition costs during fiscal year 2015 as we further expand our subscriber base as well as make additional investments for the construction of ViaSat-2. If our business strategy for our satellite services segment does not succeed, we may be unable to recover our significant investments in ViaSat-1 and ViaSat-2, which could have a material adverse impact on our business, financial condition or results of operations.

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

The spacecraft we use in our business are subject to the regulatory authority of, and conditions imposed by, foreign governments, as well as contractual arrangements with third parties. Our ViaSat-1 satellite operates in an orbital slot under authority granted to ManSat Limited by the governments of the Isle of Man and the United Kingdom (as well as authority from the FCC), and pursuant to contractual arrangements we have with ManSat Limited that extend past the expected useful life of ViaSat-1. We also use Ka-band capacity on the Anik F2 satellite to provide our broadband services under an agreement with Telesat Canada, and we may do so until the end of the useful life of that satellite. Telesat Canada operates that satellite under authority granted to it by the government of Canada. We also currently use the WildBlue-1 satellite, which we own, and which is co-located with Anik F2 under authority granted to Telesat Canada by the government of Canada, and pursuant to an agreement we have with Telesat Canada that expires upon the end of the useful life of Anik F2. Accordingly, we are reliant upon ManSat Limited and Telesat Canada to maintain their respective authorizations for these orbital slots with foreign governmental authorities. The use of these spacecraft in our business is subject to various conditions in the underlying authorizations held by us, ManSat Limited and Telesat Canada, as well as the technical and operational requirements of the rules and regulations of those jurisdictions. ViaSat-2 is expected to operate in an orbital slot under the authority of the United Kingdom. Any failure to meet these FCC or foreign government conditions, maintain our contractual arrangements or authorizations, or manage potential conflicts with the orbital slot rights afforded to third parties, could lead to us losing our rights to operate from these orbital locations or may otherwise require us to modify or limit our operations from these locations, which could materially adversely affect our ability to operate a satellite at full capacity or at all.

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

Our Reliance on U.S. Government Contracts Exposes Us to Significant Risks

Our government systems segment revenues were approximately 42%, 47% and 45% of our total revenues in fiscal years 2014, 2013 and 2012, respectively, and were derived primarily from U.S. government applications. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenue. U.S. government business exposes us to various risks, including:

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

Our incurred cost audits by the DCAA have not been concluded for fiscal year 2004 and subsequent fiscal years. Although we have recorded contract revenues subsequent to fiscal year 2003 based upon an estimate of costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed our estimates, our profitability would be adversely affected. For example, in the fourth quarter of fiscal year 2011, based on communications with the DCMA, changes in the regulatory environment for federal government contractors, the status of current government audits and other events, we recorded an additional $5.0 million in contract-related reserves for our estimate of potential refunds to customers for possible cost adjustments on several multi-year U.S. government cost reimbursable contracts. There can be no assurance that audits or reviews of our incurred costs and cost accounting systems for other fiscal years will not be subject to further audit, review or scrutiny by the DCAA or other government agencies.

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

Our Reputation and Business Could Be Materially Harmed as a Result of Data Breaches, Data Theft, Unauthorized Access or Hacking

Our success depends, in part, on the secure and uninterrupted performance of our information technology systems. An increasing number of companies have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on their computer networks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If unauthorized parties gain access to our information technology systems, they may be able to misappropriate assets or sensitive information (such as personally identifiable information of our customers, business partners and employees), cause interruption in our operations, corruption of data or computers, or otherwise damage our reputation and business. In such circumstances, we could be held liable to our customers or other parties, or be subject to regulatory or other actions for breaching privacy rules. Any compromise of our security could result in a loss of confidence in our security measures, and subject us to litigation, civil or criminal penalties, and negative publicity that could adversely affect our financial condition and results of operations. Further, if we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our operations.

A Significant Portion of Our Revenues Is Derived from a Few of Our Contracts

A small number of our contracts account for a significant percentage of our revenues. Our five largest contracts generated approximately 26%, 24% and 20% of our total revenues in fiscal years 2014, 2013 and 2012, respectively. Our largest revenue producing contracts are related to our government satellite communication systems and services and tactical data links products. The failure of these customers or any of our key distributors to place additional orders or to maintain their contracts with us for any reason, including any downturn in their business or financial condition or our inability to renew our contracts with these customers or obtain new contracts when they expire, could materially harm our business and impair the value of our common stock.

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

Our Development Contracts May Be Difficult for Us to Comply with and May Expose Us to Third-Party Claims for Damages

We are often party to government and commercial contracts involving the development of new products. We derived approximately 31%, 26% and 26% of our total revenues in fiscal years 2014, 2013 and 2012, respectively, from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones in our contracts. We cannot assure you that the other parties to any such contract will not terminate the contract or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

We May Experience Losses from Our Fixed-Price Contracts

Of our total government systems and commercial networks segments revenues, approximately 92%, 94% and 93% were derived from contracts with fixed prices in fiscal years 2014, 2013 and 2012, respectively. These contracts carry the risk of potential cost overruns because we assume all of the cost burden. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. In the past, we have experienced significant cost overruns and losses on fixed-price contracts. For example, in June 2010, we performed extensive integration testing of numerous system components that had been separately developed as part of a government satellite communication program. As a result of this testing and subsequent internal reviews and analyses, we determined that significant additional rework was required in order to complete the program requirements and specifications and to prepare for a scheduled customer test. This additional rework and engineering effort resulted in a substantial increase in estimated labor and material costs to complete the program. Accordingly, during the first quarter of fiscal year 2011, we recorded an additional forward loss of $8.5 million related to this estimate of program costs. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. We believe a high percentage of our contracts in our government systems and commercial networks segments will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

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

The Markets We Serve Are Highly Competitive and Our Competitors May Have Greater Resources than Us

The wireless and satellite communications and secure networking industries are highly competitive and competition is increasing. In addition, because the markets in which we operate are constantly evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies, products or services may be introduced into our markets. Currently, we face substantial competition in each of our business segments. In our satellite services and commercial networks segments, we compete with ASC Signal, Astrium, AT&T, CenturyLink, Clearwire, Comtech, DISH Network, Earthlink, Frontier, General Dynamics, Gilat, EchoStar (Hughes Network Systems), iDirect Technologies, Inmarsat, L-3 Communications, Newtec, Panasonic, Row 44, SS/L, Thales, Verizon and Zodiac Data Systems each of which offers a broad range of satellite or terrestrial communications products and services, and with other internet service providers in areas where such competing services are available. Within our government systems segment, we generally compete with manufacturers of defense electronics products, systems or subsystems, such as BAE Systems, General Dynamics, Harris, L-3 Communications, Rockwell Collins and similar companies. The overall number of our competitors may increase, and the identity and composition of competitors may change. As we continue to expand globally, we may see new competition in different geographic regions. Many of our competitors and potential competitors have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources and access to technologies not available to us. In addition, our satellite services segment faces increasing competition as a result of industry consolidation and vertical integration, which enables our competitors to provide competing services to broader customer segments or to offer bundled service offerings that we are not able to duplicate, or which may reduce demand for our wholesale broadband internet services. For example, certain of our competitors have developed or are developing products that will compete directly with our ViaSat-1 based Exede broadband services. In addition, some of our customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with us at any time. Our ability to compete may be adversely affected by limits on our capital resources and our ability to invest in maintaining and expanding our market share.

Our Level of Indebtedness May Adversely Affect Our Ability to Operate Our Business, Remain in Compliance with Debt Covenants, React to Changes in Our Business or the Industry in which We Operate, or Prevent Us from Making Payments on Our Indebtedness

We have a significant amount of indebtedness. As of April 4, 2014, our total outstanding indebtedness was $682.8 million, which included $575.0 million in principal amount of 6.875% Senior Notes due 2020 (2020 Notes), $105.0 million in principal amount of outstanding borrowings under our revolving credit facility (the Credit Facility) and $2.8 million of other obligations.

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

We May Incur Additional Indebtedness, which Could Further Increase the Risks Associated with Our Leverage

We may incur significant additional indebtedness in the future, which may include financing relating to ViaSat-2 or future satellites, potential acquisitions, working capital, capital expenditures or general corporate purposes. As of April 4, 2014, we had undrawn availability of $355.5 million under our Credit Facility. In addition, our Credit Facility and the indenture governing the 2020 Notes permit us, subject to specified limitations, to incur additional indebtedness. In March 2013, we filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of debt securities, common stock, preferred stock, depositary shares, warrants and rights. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers and agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. If new indebtedness is added to our current level of indebtedness, the related risks that we now face could intensify.

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

If we default under our Credit Facility or the indenture governing the 2020 Notes because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. In the past we have violated the covenants in our former revolving credit facilities and received waivers for these violations. We cannot assure you that we will be able to comply with our financial or other covenants under our Credit Facility or the indenture governing the 2020 Notes or that any covenant violations will be waived in the future. Any violation that is not waived could result in an event of default, permitting our lenders to declare outstanding indebtedness and interest thereon due and payable, and permitting the lenders under our Credit Facility to suspend commitments to make any advance or to require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts under our Credit Facility or the indenture governing the 2020 Notes, and any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition.

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

The Global Business Environment and Economic Conditions Could Negatively Affect Our Business, Results of Operations and Financial Condition

Our business and operating results are affected by the global business environment and economic conditions, including changes in interest rates, consumer credit conditions, consumer debt levels, consumer confidence, rates of inflation, unemployment rates, energy costs, geopolitical issues and other macro-economic factors. For example, high unemployment levels or energy costs may impact our consumer customer base in our satellite services segment by reducing consumers’ discretionary income and affecting their ability to subscribe for our broadband services. Our commercial networks segment similarly depends on the economic health and willingness of our customers and potential customers to make and adhere to capital and financial commitments to purchase our products and services. During periods of slowing global economic growth or recession, our customers or key suppliers may experience deterioration of their businesses, cash flow shortages, difficulty obtaining financing or insolvency. Existing or potential customers may reduce or postpone spending in response to tighter credit, negative financial news or declines in income or asset values, which could have a material negative effect on the demand for our products and services. Any of these factors could result in reduced demand for, and pricing pressure on, our products and services, which could lead to a reduction in our revenues and adversely affect our business, financial condition and results of operations.

In addition, U.S. credit and capital markets have experienced significant dislocations and liquidity disruptions from time to time. Uncertainty or volatility in credit or capital markets may negatively impact our ability to access additional debt or equity financing or to refinance existing indebtedness in the future on favorable terms or at all. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions, Changes in Regulation and Currency Fluctuations

Approximately 23%, 25% and 21% of our total revenues in fiscal years 2014, 2013 and 2012, respectively, were derived from international sales. Many of our international sales may be denominated in foreign currencies. Because we do not currently engage in, nor do we anticipate engaging in, material foreign currency hedging transactions related to international sales, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.

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

We Expect Our Stock Price to Be Volatile, and You May Lose All or Some of Your Investment

The market price of our common stock has been volatile in the past. For example, since April 1, 2011 the market price of our common stock has ranged from $31.18 to $74.78. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

•	quarterly variations in operating results and announcements of innovations;

•	announcements relating to the acquisition, construction and launch of satellites;

•	new products, services and strategic developments by us or our competitors;

•	developments in our relationships with our customers, distributors and suppliers;

•	regulatory developments;

•	changes in our revenues, expense levels or profitability;

•	changes in financial estimates and recommendations by securities analysts;

•	failure to meet the expectations of securities analysts;

•	changes in the satellite and wireless communications and secure networking industries; and

•	changes in the economy.

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

Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence over Matters Requiring Stockholder Approval

As of May 9, 2014, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 10% of our common stock. Accordingly, these stockholders may be able to substantially influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of ViaSat even if such a transaction would be beneficial to our other stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our worldwide headquarters are located at our Carlsbad, California campus, consisting of approximately 538,000 square feet under various leases. In addition to our Carlsbad campus, we have facilities under various leases consisting of approximately: (1) 20,000 square feet in San Diego, California, (2) 113,000 square feet in Englewood, Colorado, (3) 176,000 square feet in Duluth, Georgia, (4) 69,000 square feet in Germantown, Maryland, (5) 58,000 square feet in Gilbert, Arizona, and (6) 34,000 square feet in Cleveland, Ohio. We also maintain offices or a sales presence in Arlington (Virginia), Boston (Massachusetts), Linthicum Heights and Aberdeen (Maryland), Tampa (Florida), Australia, China, Italy, Switzerland and the United Kingdom, and operate twenty-four gateway ground station locations to support our satellite broadband services business across the United States and Canada. Although we believe that our existing facilities are suitable and adequate for our present purposes, we anticipate operating additional regional sales offices in fiscal year 2015 and beyond. Each of our segments uses each of these facilities.

ITEM 3. LEGAL PROCEEDINGS

In February 2012, we filed a complaint against SS/L and its former parent company Loral Space & Communications, Inc. (Loral) in the United States District Court for the Southern District of California for patent infringement and breach of contract relating to the manufacture of ViaSat-1. We alleged, among other things, that SS/L and Loral infringed U.S. Patent Nos. 8,107,875, 8,010,043, 8,068,827 and 7,773,942 by making, using, offering to sell and/or selling other high-capacity broadband satellites, and requested monetary damages, injunctive relief and other remedies. On December 17, 2013, we voluntarily dismissed our claims against SS/L under U.S. Patent No. 7,773,942.

On June 15, 2012, SS/L filed counterclaims against us for patent infringement and declaratory relief. Specifically, SS/L sought a declaration that SS/L did not breach the parties’ contract for the manufacture of ViaSat-1, that SS/L did not infringe the patents described above, and that those patents are invalid and/or unenforceable. SS/L also alleged that we infringed U.S. Patent Nos. 6,879,808, 6,400,696 and 7,219,132. On November 13, 2013, the Court granted summary judgment of non-infringement of U.S. Patent No. 6,879,808 in favor of ViaSat. On December 17, 2013, SS/L dismissed its claims against ViaSat under U.S. Patent No. 7,219,132. A jury trial on the remaining claims began on March 25, 2014.

Subsequent to the fiscal year end, on April 24, 2014, a federal court jury returned a verdict in our favor, finding that our patents are valid, SS/L infringed all of our patents, and SS/L breached the parties’ non-disclosure agreement and the manufacturing contract for the ViaSat-1 satellite. The jury awarded us $283.0 million in damages for patent infringement and breach of contract. The damages award is subject to post-trial motions and appeal. We intend to seek a permanent injunction preventing SS/L from continuing to infringe our patents and using our intellectual property. During the trial, SS/L chose not to pursue its claim against us for infringing U.S. Patent No. 6,400,696. We intend to seek a judgment of non-infringement from the court with respect to that patent.

On September 5, 2013, we filed a complaint against SS/L in the United States District Court for the Southern District of California for patent infringement and breach of contract relating to SS/L’s continued use of ViaSat’s patented technology and intellectual property in the manufacture of high-capacity broadband satellites. We allege, among other things, that SS/L infringed U.S. Patent Nos. 7,230,908, 7,684,368, 8,213,929, 8,254,832, 8,285,202 and 8,548,377 by making, using, offering to sell and/or selling other high-capacity broadband satellites. We have requested monetary damages, injunctive relief and other remedies.

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

	High	Low
Fiscal 2013
First Quarter	$48.88	$34.84
Second Quarter	41.20	33.09
Third Quarter	40.74	34.67
Fourth Quarter	51.18	36.97
Fiscal 2014
First Quarter	$73.43	$45.18
Second Quarter	73.35	62.05
Third Quarter	68.21	57.37
Fourth Quarter	74.78	55.49

As of May 9, 2014, there were approximately 1,595 holders of record of our common stock. A substantially greater number of holders of ViaSat common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table provides our selected financial information for each of the fiscal years in the five-year period ended April 4, 2014. The data as of and for each of the fiscal years in the five-year period ended April 4, 2014 have been derived from our audited consolidated financial statements. You should consider the financial statement data provided below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes which are included elsewhere in this Annual Report.

	Fiscal Years Ended
	April 4, 2014	March 29, 2013	March 30, 2012	April 1, 2011	April 2, 2010
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product revenues	$785,738	$664,417	$542,064	$523,938	$584,074
Service revenues	565,724	455,273	321,563	278,268	104,006

Total revenues	1,351,462	1,119,690	863,627	802,206	688,080
Operating expenses:
Cost of product revenues	571,855	484,973	402,794	389,945	408,526
Cost of service revenues	419,425	363,188	233,187	160,623	66,830
Selling, general and administrative	281,533	240,859	181,728	164,265	132,895
Independent research and development	60,736	35,448	24,992	28,711	27,325
Amortization of acquired intangible assets	14,614	15,584	18,732	19,409	9,494

Income (loss) from operations	3,299	(20,362)	2,194	39,253	43,010
Interest (expense) income, net	(37,903)	(43,820)	(8,247)	(2,831)	(6,733)
Loss on extinguishment of debt	—	(26,501)	—	—	—

(Loss) income before income taxes	(34,604)	(90,683)	(6,053)	36,422	36,277
(Benefit from) provision for income taxes	(25,947)	(50,054)	(13,651)	(2)	5,438

Net (loss) income	(8,657)	(40,629)	7,598	36,424	30,839
Less: Net income (loss) attributable to noncontrolling interest, net of tax	789	543	102	309	(297)

Net (loss) income attributable to ViaSat, Inc.	$(9,446)	$(41,172)	$7,496	$36,115	$31,136

Basic net (loss) income per share attributable to ViaSat, Inc. common stockholders	$(0.21)	$(0.94)	$0.18	$0.88	$0.94

Diluted net (loss) income per share attributable to ViaSat, Inc. common stockholders	$(0.21)	$(0.94)	$0.17	$0.84	$0.89

Shares used in computing basic net (loss) income per share	45,744	43,931	42,325	40,858	33,020

Shares used in computing diluted net (loss) income per share	45,744	43,931	44,226	43,059	34,839

Consolidated Balance Sheet Data:
Cash and cash equivalents	$58,347	$105,738	$172,583	$40,490	$89,631
Working capital	256,795	297,725	327,110	167,457	214,541
Total assets	1,960,115	1,794,072	1,727,153	1,405,748	1,293,552
Senior notes, net	583,861	584,993	547,791	272,296	271,801
Other long-term debt	105,900	1,456	774	61,946	60,000
Other liabilities	48,893	52,640	50,353	23,842	24,395
Total ViaSat, Inc. stockholders’ equity	941,012	903,001	887,975	840,125	753,005

Fiscal year 2010 information presented reflects the acquisition of WildBlue in December of 2009 for approximately $574.6 million. Therefore, our consolidated statements of operations data for the fiscal years ended April 4, 2014, March 29, 2013, March 30, 2012 and April 1, 2011 are not comparable to our consolidated statements of operations data for the year ended April 2, 2010. In addition, our fiscal year 2013 information presented reflects the repurchase and redemption of our former 8.875% Senior Notes due 2016 (2016 Notes) and the associated approximately $26.5 million loss on extinguishment of debt. Refer to Note 5 to the consolidated financial statements for discussion of the repurchase and redemption of all of the 2016 Notes and loss on extinguishment of debt.

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

Satellite Services

Our satellite services segment provides retail and wholesale satellite-based broadband services for our consumer, enterprise and mobile broadband customers primarily in the United States. Our Exede broadband services are designed to offer a high-quality broadband service choice to the millions of unserved and under-served consumers in the United States and to significantly expand the quality, capability and availability of high-speed broadband satellite services for U.S. consumers and enterprises. Our satellite services business also provides a platform for the provision of network management services to domestic and international satellite service providers. In May 2013, we entered into a satellite construction contract for ViaSat-2, our second high-capacity Ka-band satellite.

The primary services offered by our satellite services segment are comprised of:

•

Retail and wholesale broadband satellite services offered to consumers and small businesses under the Exede and WildBlue brands, which provide two-way satellite-based broadband internet access and VoIP. As of April 4, 2014, we provided broadband satellite services to approximately 641,000 subscribers.

•	Mobile broadband services, which provide global network management and high-speed internet connectivity services for customers using airborne, maritime and ground-mobile satellite systems.

•

Enterprise broadband services, which include in-flight WiFi (including our flagship Exede In The Air service), live on-line event streaming, oil and natural gas data gathering services and high definition satellite news gathering.

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

Our satellite communication systems, ground networking equipment and products cater to a wide range of domestic and international commercial customers and include:

•	Fixed satellite networks, including next-generation satellite network infrastructure and ground terminals to access Ka-band broadband services on high-capacity satellites.

•	Mobile broadband satellite communication systems, designed for use in aircraft, high-speed trains and seagoing vessels.

•	Antenna systems for terrestrial and satellite applications, specializing in geospatial imagery, mobile satellite communication, Ka-band gateways and other multi-band antennas.

•	Satellite networking development programs, including specialized design and technology services covering all aspects of satellite communication system architecture and technology.

Government Systems

Our government systems segment develops and produces network-centric IP-based fixed and mobile secure government communications systems, products, services and solutions, which are designed to enable the collection and dissemination of secure real-time digital information between command centers, communications nodes and air defense systems. Customers of our government systems segment include the DoD, armed forces, public safety first-responders and remote government employees.

The primary products and services of our government systems segment include:

•

Government satellite communication systems, which comprise an array of portable, mobile and fixed broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands for line-of-sight and beyond-line-of-sight ISR and C2 missions, satellite networking services and global mobile broadband capability, and include products designed for manpacks, aircraft, UAVs, seagoing vessels, ground mobile vehicles and fixed applications.

•

Information security and assurance products and secure networking solutions, which provide advanced, high-speed IP-based “Type 1” and HAIPE-compliant encryption solutions that enable military and government users to communicate information securely over networks, and that secure data stored on computers and storage devices.

•	Tactical data links, including MIDS terminals for military fighter jets and their successor, MIDS-JTRS terminals, “disposable” weapon data links and portable small tactical terminals.

Sources of Revenues

Our satellite services segment revenues are primarily derived from our domestic satellite broadband services business and from our worldwide managed network services.

Our products in our commercial networks and government systems segments are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 92%, 94% and 93% of our total revenues for these segments for fiscal years 2014, 2013 and 2012, respectively. The remainder of our revenue in these segments for such periods was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-

and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

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

Historically, a significant portion of our revenues has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately 31%, 26% and 26% of our total revenues during fiscal years 2014, 2013 and 2012, respectively.

We also incur IR&D expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development projects. IR&D expenses were approximately 5%, 3% and 3% of total revenues in fiscal years 2014, 2013 and 2012, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

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

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During fiscal years 2014, 2013 and 2012, we recorded losses of approximately $3.3 million, $3.1 million and $1.4 million, respectively, related to loss contracts.

Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and future cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. We believe we have established appropriate systems and processes to enable us to reasonably estimate future costs on our programs through regular evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of April 4, 2014 would change our loss before income taxes by approximately $0.7 million.

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

To determine the selling price in multiple-element arrangements, we establish VSOE of the selling price using the price charged for a deliverable when sold separately. We also consider specific renewal rates offered to customers for software license updates, product support and hardware systems support, and other services. For nonsoftware multiple-element arrangements, TPE is established by evaluating similar and/or interchangeable competitor products or services in standalone arrangements with similarly situated customers and/or agreements. If we are unable to determine the selling price because VSOE or TPE doesn’t exist, we determine ESP for the purposes of allocating the arrangement by reviewing historical transactions, including transactions whereby the deliverable was sold on a standalone basis and considering several other external and internal factors including, but not limited to, pricing practices including discounting, margin objectives, competition, the geographies in which we offer our products and services, the type of customer (i.e. distributor, value added reseller, government agency or direct end user, among others), volume commitments and the stage of the product lifecycle. The determination of ESP considers our pricing model and go-to-market strategy. As our or our competitors’ pricing and go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to our determination of VSOE, TPE and ESP. As a result, our future revenue recognition for multiple-element arrangements could differ materially from those in the current period.

Collections in excess of revenues and deferred revenues represent cash collected from customers in advance of revenue recognition and are recorded in accrued liabilities for obligations within the next twelve months. Amounts for obligations extending beyond the twelve months are recorded within other liabilities in the consolidated financial statements.

Warranty reserves

We provide limited warranties on our products for periods of up to five years. We record a liability for our warranty obligations when we ship the products or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability and amounts expected to be incurred beyond twelve months are classified as other liabilities in the consolidated financial statements. For mature products, we estimate the warranty costs based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failures that may occur. It is possible that our underlying assumptions will not reflect the actual experience, and in that case, we will make future adjustments to the recorded warranty obligation.

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

We own two satellites: ViaSat-1 (our first high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). In May 2013, we entered into a satellite construction contract for ViaSat-2, our second high-capacity Ka-band satellite. In addition, we have an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and own related gateway and networking equipment on all of our satellites. Property and equipment also includes the CPE units leased to subscribers under a retail leasing program as part of our satellite services segment.

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We periodically review the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for fiscal years 2014, 2013 and 2012.

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

In accordance with ASC 350, we assess qualitative factors to determine whether goodwill is impaired. Furthermore, in addition to qualitative analysis, we believe it is appropriate to conduct a quantitative analysis periodically as a prudent review of our reporting unit goodwill fair values. Our quantitative analysis estimates the fair values of the reporting units using discounted cash flows and other indicators of fair value. The forecast of future cash flow is based on our best estimate of the future revenue and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor resources and general market conditions. Based on a quantitative analysis for fiscal year 2014, we concluded that estimated fair values of our reporting units significantly exceed their respective carrying value.

Our qualitative analysis includes assessing the impact of changes in certain factors including: (1) changes in forecasted operating results and comparing actual results to projections, (2) changes in the industry or our competitive environment since the acquisition date, (3) changes in the overall economy, our market share and market interest rates since the acquisition date, (4) trends in the stock price and related market capitalization and enterprise values, (5) trends in peer companies total enterprise value metrics, and (6) additional factors such as management turnover, changes in regulation and changes in litigation matters.

Based on our qualitative and quantitative assessment performed during the fourth quarter of fiscal year 2014, we concluded that it was more likely than not that the estimated fair value of our reporting units exceeded its carrying value as of April 4, 2014 and, therefore, determined it was not necessary to perform step two of the goodwill impairment test.

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our valuation allowance against deferred tax assets decreased from $16.0 million at March 29, 2013 to $12.8 million at April 4, 2014. The valuation allowance primarily relates to state net operating loss carryforwards and research and development credit carryforwards available to reduce state income taxes.

Our analysis of the need for a valuation allowance on deferred tax assets considered the losses incurred during the fiscal years ended April 4, 2014 and March 29, 2013. The loss from fiscal year 2013 was more significant and a substantial portion of such loss resulted from an extinguishment of debt charge that was recorded upon the refinancing of our former 2016 Notes with the proceeds from the issuance of additional 2020 Notes in October 2012, which provides a benefit to net income due to the lower interest rate of the 2020 Notes. Our evaluation considered other factors, including our history of positive earnings, current earnings trends assuming our satellite subscriber base continues to grow, taxable income adjusted for certain items, our contractual backlog, and forecasted income by jurisdiction. We also considered the lengthy period over which these net deferred tax assets can be realized, and our history of not having federal tax loss carryforwards expire unused. Based on our analysis of the need for a valuation allowance on deferred tax assets, we released $3.1 million of the valuation allowance during fiscal year 2014 which related primarily to state net operating loss carryforwards as a result of the combination of the merger of ViaSat Communications, Inc. into ViaSat and changes in the apportioned state tax rates.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

Fiscal Years Ended	April 4, 2014	March 29, 2013	March 30, 2012
Revenues:	100.0%	100.0%	100.0%
Product revenues	58.1	59.3	62.8
Service revenues	41.9	40.7	37.2
Operating expenses:
Cost of product revenues	42.3	43.3	46.6
Cost of service revenues	31.0	32.4	27.0
Selling, general and administrative	20.8	21.5	21.0
Independent research and development	4.6	3.2	2.9
Amortization of acquired intangible assets	1.1	1.4	2.2

Income (loss) from operations	0.2	(1.8)	0.3
Interest expense, net	(2.8)	(3.9)	(1.0)
Loss on extinguishment of debt	—	(2.4)	—

Loss before income taxes	(2.6)	(8.1)	(0.7)
Benefit from income taxes	(2.0)	(4.5)	(1.6)

Net (loss) income	(0.6)	(3.6)	0.9
Net (loss) income attributable to ViaSat, Inc.	(0.7)	(3.7)	0.9

Fiscal Year 2014 Compared to Fiscal Year 2013

Revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	April 4, 2014	March 29, 2013
(In millions, except percentages)
Product revenues	$785.7	$664.4	$121.3	18.3%
Service revenues	565.7	455.3	110.5	24.3%

Total revenues	$1,351.5	$1,119.7	$231.8	20.7%

Our total revenues grew by $231.8 million as a result of a $121.3 million increase in product revenues and a $110.5 million increase in service revenues. The product revenue increase was comprised primarily of $83.1 million in our commercial networks segment and $42.9 million in our government systems segment. The service revenue increase was comprised primarily of $118.4 million in our satellite services segment, offset by a decrease of $5.4 million in our government systems segment.

Cost of revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	April 4, 2014	March 29, 2013
(In millions, except percentages)
Cost of product revenues	$571.9	$485.0	$86.9	17.9%
Cost of service revenues	419.4	363.2	56.2	15.5%

Total cost of revenues	$991.3	$848.2	$143.1	16.9%

Cost of revenues grew by $143.1 million due to a $86.9 million cost of product revenues increase and a $56.2 million cost of service revenues increase. The cost of product revenues increase was primarily due to increased revenues, causing an $88.6 million increase in cost of product revenues on a constant margin basis. This increase mainly related to growth in fixed satellite networks (driven by consumer broadband products), mobile broadband satellite communication systems, antenna systems products and satellite payload technology development programs in our commercial networks segment, but product sales also grew in our government systems segment from information assurance products, tactical data link products, and tactical satcom radio products (relating to our majority-owned subsidiary TrellisWare). The cost of service revenues increase was primarily due to increased service revenues, generating an $88.1 million increase in cost of service revenues on a constant margin basis. This increase mainly related to our Exede broadband services in our satellite services segment. Additionally, as our Exede subscribers have continued to grow and related revenues scale, we have also experienced improved margins from our broadband services in our satellite services segment.

Selling, general and administrative expenses

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	April 4, 2014	March 29, 2013
(In millions, except percentages)
Selling, general and administrative	$281.5	$240.9	$40.7	16.9%

The $40.7 million increase in selling, general and administrative (SG&A) expenses was primarily attributable to higher support costs of $33.7 million, higher selling costs of $4.4 million, and higher new business proposal costs of $2.6 million. Of the higher support costs, $23.1 million related to our satellite services segment (due to legal expense, approximately $18.4 million, focused on protecting and extending our technology advantages), $8.4 million to our commercial networks segment, and $2.2 million related to our government systems segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	April 4, 2014	March 29, 2013
(In millions, except percentages)
Independent research and development	$60.7	$35.4	$25.3	71.3%

The $25.3 million increase in IR&D expenses reflected increased IR&D efforts in our commercial networks segment of $17.7 million (primarily due to next-generation consumer broadband and next-generation satellite communication systems) and in our government systems segment of $7.8 million (primarily due to development of next-generation dual-band mobility solutions and tactical satcom radio products).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from three to ten years. The decrease in amortization of acquired intangible assets of approximately $1.0 million in fiscal year 2014 compared to last fiscal year was a result of acquired trade name intangibles in our satellite services segment becoming fully amortized over the preceding twelve months. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2015	$14,668
Expected for fiscal year 2016	11,024
Expected for fiscal year 2017	4,669
Expected for fiscal year 2018	3,616
Expected for fiscal year 2019	1,142
Thereafter	278

$35,397

Interest income

The slight decrease in interest income in fiscal year 2014 compared to fiscal year 2013 was primarily due to lower average invested cash balances during fiscal year 2014.

Interest expense

The decrease in interest expense year-over-year of approximately $6.1 million was primarily due to the refinancing, in October 2012, of our former $275.0 million in aggregate principal amount of 2016 Notes with the proceeds from the issuance of an additional $300.0 million in aggregate principal amount of 2020 Notes, which bear interest at a lower rate, coupled with an increase of $5.0 million in the amount of interest capitalized. Capitalized interest expense during fiscal year 2014 related to the commencement of construction of ViaSat-2 and other assets. This decrease was partially offset by interest expense on outstanding borrowings under the Credit Facility during fiscal year 2014. No borrowings were made under the Credit Facility during fiscal year 2013.

Benefit from income taxes

The effective income tax benefit in fiscal year 2014 reflected the tax benefit from the loss before income taxes and the benefit from federal and state research tax credits. Due to the December 31, 2013 expiration of the federal research tax credit, fiscal year 2014 only included nine months of the federal research tax credit. Fiscal year 2014 also included a benefit related to the valuation allowance release related primarily to state net operating loss carryforwards as a result of the combination of the merger of ViaSat Communications, Inc. into ViaSat and changes in the apportioned state tax rates. The effective income tax benefit in fiscal year 2013 reflected the tax benefit from the loss before income taxes and the benefit from federal and state research tax credits. Fiscal year 2013 included fifteen months of federal research tax credit as a result of the January 2013 reinstatement of the credit retroactively from January 1, 2012.

Segment Results for Fiscal Year 2014 Compared to Fiscal Year 2013

Satellite services segment

Revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	April 4, 2014	March 29, 2013
Segment product revenues	$—	$4.7	$(4.7)	(99.1)%
Segment service revenues	390.7	272.3	118.4	43.5%

Total revenues	$390.7	$277.0	$113.7	41.1%

Our satellite services segment revenues grew by $113.7 million, primarily due to the increase in service revenues related to retail and wholesale broadband services. The revenue increase relating to our Exede and WildBlue broadband services was driven by a 25% increase in the number of subscribers, which grew from approximately 512,000 at March 29, 2013 to approximately 641,000 at April 4, 2014, as well as a change in the mix of retail and wholesale subscribers and related higher average revenue per subscriber.

Segment operating loss

	Fiscal Years Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	April 4, 2014	March 29, 2013
Segment operating loss	$(46.0)	$(79.2)	$33.2	41.9%
Percentage of segment revenues	(11.8)%	(28.6)%

The $33.2 million reduction in operating loss for our satellite services segment was primarily due to $59.1 million in higher earnings contributions as our Exede broadband services subscriber base continued to grow, which resulted in increased revenues and improved margins, partially offset by $26.2 million in higher support and selling costs. These higher support and selling costs were mainly attributable to legal expense, approximately $18.4 million, focused on protecting and extending our technology advantages, as well as increased sales and marketing support costs as we continued to expand our consumer broadband subscriber base.

Commercial networks segment

Revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	April 4, 2014	March 29, 2013
Segment product revenues	$378.6	$295.5	$83.1	28.1%
Segment service revenues	16.9	19.5	(2.5)	(13.0)%

Total revenues	$395.5	$314.9	$80.6	25.6%

Our commercial networks segment revenues increased by $80.6 million, primarily due to the $83.1 million increase in product revenues. Of this product revenue increase, $55.6 million related to fixed satellite networks (driven by consumer broadband products), $18.8 million to mobile broadband satellite communication systems, $8.6 million to antenna systems products, and $6.7 million to satellite payload technology development programs. These increases were partially offset by a decrease in revenues for our satellite networking development programs of $7.6 million.

Segment operating loss

	Fiscal Years Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	April 4, 2014	March 29, 2013
Segment operating loss	$(12.1)	$(11.1)	$(1.1)	(9.5)%
Percentage of segment revenues	(3.1)%	(3.5)%

The $1.1 million increase in operating loss for our commercial networks segment was primarily due to higher IR&D costs of $17.7 million and higher support and new business proposal costs of $7.3 million, partially offset by $23.9 million in higher earnings contributions from increased revenues in our consumer broadband products, mobile broadband satellite communication systems, and antenna systems products.

Government systems segment

Revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	April 4, 2014	March 29, 2013
Segment product revenues	$407.1	$364.2	$42.9	11.8%
Segment service revenues	158.1	163.5	(5.4)	(3.3)%

Total revenues	$565.2	$527.8	$37.5	7.1%

Our government systems segment revenues grew by $37.5 million, due to an increase of $42.9 million in product revenues, partially offset by a $5.4 million decrease in service revenues. The increase in product revenues was primarily due to revenue increases of $24.9 million in information assurance products, $8.2 million in tactical data link products, $7.5 million in tactical satcom radio products, and $2.3 million in government satellite communication systems (mainly attributable to command and control situational awareness).

Segment operating profit

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	April 4, 2014	March 29, 2013
Segment operating profit	$76.0	$85.5	$(9.4)	(11.0)%
Percentage of segment revenues	13.5%	16.2%

The $9.4 million decrease in our government systems segment operating profit reflected higher IR&D costs of $7.8 million and higher selling, support and new business proposal costs of $7.2 million, offset by $5.6 million of higher earnings contributions (mainly from revenue growth in information assurance products and tactical data link products and services).

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

The increase in SG&A expenses of $59.1 million during fiscal year 2013 compared to fiscal year 2012 was primarily attributable to higher selling costs of $44.7 million, as well as higher support costs of $14.0 million. Of the higher selling costs, $40.9 million related to our satellite services segment as we continued to grow our consumer broadband subscriber base. These higher support costs consisted of $7.7 million related to our satellite services segment, $4.4 million related to our commercial networks segment, and $1.9 million related to our government systems segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

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

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from three to ten years. The decrease in amortization of acquired intangible assets of approximately $3.1 million in fiscal year 2013 compared to the prior fiscal year was a result of certain acquired technology intangibles in our commercial networks segment becoming fully amortized over the preceding twelve months. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

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

Benefit from income taxes

The effective income tax benefit in fiscal year 2013 reflected the tax benefit from the loss before income taxes and the benefit from federal and state research tax credits. Fiscal year 2013 included fifteen months of federal research tax credit as a result of the January 2013 reinstatement of the credit retroactively from January 1, 2012. The effective income tax benefit in fiscal year 2012 reflected the tax benefit from the loss before income taxes and the benefit from federal and state research tax credits. Due to the December 31, 2011 expiration of the federal research tax credits, fiscal year 2012 only included nine months of the federal research tax credit.

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

The reduction of our commercial networks segment operating loss in fiscal year 2013 compared to the prior fiscal year was primarily due to higher earnings contributions of approximately $13.1 million from increased revenues and improved margins in our consumer broadband products, partially offset by higher IR&D costs of $5.9 million and an increase in selling, support and new business proposal costs of $5.3 million.

Government systems segment

Revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	March 29, 2013	March 30, 2012
(In millions, except percentages)
Segment product revenues	$364.2	$309.1	$55.1	17.8%
Segment service revenues	163.5	80.2	83.4	104.0%

Total revenues	$527.8	$389.3	$138.5	35.6%

Total revenues in our government systems segment increased approximately $138.5 million in fiscal year 2013 compared to the prior fiscal year due to an increase in service revenues of $83.4 million and an increase in product revenues of $55.1 million. The increase in service revenues was primarily due to a revenue increase of $86.4 million in government satellite communication systems services (mainly attributable to broadband networking services revenues for military customers and command and control situational awareness), offset by a decrease in information assurance services of $3.9 million. The increase in product revenues was primarily due to a revenue increase of $34.3 million in government satellite communication systems, $15.1 million in tactical data link products and $10.4 million in tactical satcom radio products, offset by a revenue decrease of $4.6 million in information assurance products.

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

Backlog

As reflected in the table below, our overall firm and funded backlog increased during fiscal year 2014, primarily due to an increase in new contract awards in our satellite services segment. However, on a segment basis, firm and funded backlog decreased in our government systems and commercial networks segments during fiscal year 2014. The decrease in firm and funded backlog in our government systems segment reflects lumpiness in timing of awards. Within our commercial networks segment the decrease in firm and funded backlog reflects higher new contract awards in fiscal year 2013 and the attainment of contractual milestones in existing awards.

	As of April 4, 2014	As of March 29, 2013
	(In millions)
Firm backlog
Satellite Services segment	$160.2	$24.7
Commercial Networks segment	457.4	472.1
Government Systems segment	281.9	355.1

Total	$899.5	$851.9

Funded backlog
Satellite Services segment	$160.2	$24.7
Commercial Networks segment	457.4	472.1
Government Systems segment	235.0	345.7

Total	$852.6	$842.5

The firm backlog does not include contract options. Of the $899.5 million in firm backlog, $451.6 million is expected to be delivered in fiscal year 2015, and the balance is expected to be delivered in fiscal year 2016 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.

Our total new awards were $1,425.9 million, $1,373.4 million and $1,008.6 million for fiscal years 2014, 2013 and 2012, respectively. New contract awards in fiscal year 2014 were a record for us.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing and equity financing. At April 4, 2014, we had $58.3 million in cash and cash equivalents, $256.8 million in working capital and $105.0 million in outstanding borrowings under our Credit Facility. At March 29, 2013, we had $105.7 million in cash and cash equivalents, $297.7 million in working capital and no outstanding borrowings under our Credit Facility. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

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

Cash flows

Cash provided by operating activities for fiscal year 2014 was $205.1 million compared to cash provided by operating activities of $91.8 million for fiscal year 2013. This $113.3 million increase was primarily driven by our operating results (net loss adjusted for depreciation, amortization and other non-cash charges) which generated $106.8 million of higher cash inflows, coupled with a $13.6 million year-over-year decrease in cash used to fund net operating assets needs. The decrease in cash used to fund net operating assets during fiscal year 2014 when compared to fiscal year 2013 was partially due to an increase in cash from the collection of billed accounts receivable in our government systems segment, offset partially by an increase in cash used for inventory in our commercial networks segment. Cash provided by operating activities for fiscal year 2013 included a $7.1 million net cash inflow related to our refinancing of the 2016 Notes.

Cash used in investing activities for fiscal year 2014 was $354.5 million compared to cash used in investing activities in fiscal year 2013 of $201.6 million. The increase in cash used in investing activities reflected $119.2 million in cash used during fiscal year 2014 for the construction of our ViaSat-2 satellite, as well as a $23.7 million increase in capital expenditures year-over-year for other general purpose equipment.

Cash provided by financing activities for fiscal year 2014 was $101.8 million compared to cash provided by financing activities of $42.9 million for fiscal year 2013. This $58.9 million increase in cash provided by financing activities was primarily related to the $105.0 million in net proceeds from borrowings under our Credit Facility, offset by debt issuance costs of $2.5 million during fiscal year 2014, compared to no borrowings in the prior year period. Cash provided by financing activities for fiscal year 2013 reflected the issuance of $300.0 million in aggregate principal amount of additional 2020 Notes, offset by the repurchase and redemption of all of our $275.0 million in aggregate principal amount of 2016 Notes and debt issuance costs of $8.1 million. Cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, and cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

Comparing fiscal year 2013 cash flow to fiscal year 2012, the $49.7 million decrease in cash provided by operating activities was primarily driven by our operating results (net loss adjusted for depreciation, amortization and other non-cash charges) which generated $32.8 million of higher cash outflows, coupled with a $24.0 million year-over-year increase in cash used to fund net operating assets needs, offset by a $7.1 million net cash inflow related to our refinancing of the 2016 Notes. The decrease in cash used in investing activities resulted primarily from a reduction of $63.2 million in cash payments for the ViaSat-1 satellite, placed in service in January 2012, and a reduction of $37.5 million in cash used for the related ViaSat-1 ground network and operating systems, offset by $72.1 million in higher capital expenditures for new CPE units and other general purpose equipment. Cash provided by financing activities for fiscal year 2013 reflected the issuance in October 2012 of $300.0 million in aggregate principal amount of 2020 Notes, partially offset by the repurchase and redemption of all of our $275.0 million in aggregate principal amount of 2016 Notes and $8.1 million in debt issuance costs. Cash provided by financing activities for fiscal year 2012 reflected the issuance in February 2012 of $275.0 million in aggregate principal amount of 2020 Notes.

Satellite service-related activities

In May 2013, we entered into an agreement to purchase ViaSat-2, our second high-capacity Ka-band satellite, from The Boeing Company (Boeing) at a price of approximately $358.0 million, plus an additional amount for launch support services to be performed by Boeing. The projected total cost of the ViaSat-2 project, including the satellite, launch, insurance and related gateway infrastructure, through satellite launch is estimated to be between $600.0 million to $650.0 million, and will depend on the timing of the gateway infrastructure roll-out. Our total required cash funding may be reduced through various third party agreements, including potential joint service offerings and other strategic partnering arrangements. We believe we have adequate sources of funding for the project, which include our cash on hand, available borrowing capacity and the cash we expect to generate from operations over the next few years.

We have incurred higher operating costs in connection with the late fiscal year 2012 launch and roll-out of our ViaSat-1 satellite and related ground infrastructure and our Exede broadband services, as well as higher interest expense as we capitalized a lower amount of the interest expense on our outstanding debt in fiscal year 2014 as we were in the early stages of construction of ViaSat-2, our second high-capacity Ka-band satellite. These operating costs included costs associated with depreciation, gateway connectivity, subscriber acquisition costs, logistics, customer care and various support systems. These additional operating costs attributed to our Exede service commencement have negatively impacted income from operations during recent fiscal years. However, as the total number of subscribers of our Exede broadband services increased, the resultant increase in service revenues in our satellite services segment has improved income (loss) from operations for that segment over time, despite the additional litigation expense we have incurred to protect our proprietary technology. Nonetheless, there can be no assurance that the number of subscribers of our Exede broadband services and service revenues in our satellite services segment will continue to increase. We also expect to continue to invest in subscriber acquisition costs during fiscal year 2015 as we further expand our subscriber base as well as make additional investments for the construction of ViaSat-2.

Credit Facility

As of April 4, 2014, the Credit Facility provided a $500.0 million revolving line of credit (including up to $150.0 million of letters of credit) with a maturity date of November 26, 2018. We entered into the Credit Facility in November 2013 to replace our former $325.0 million revolving credit facility. Borrowings under the Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. At April 4, 2014, the weighted average effective interest rate on our outstanding borrowings under the Credit Facility was 2.41%. The Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of ViaSat (as defined in the Credit Facility) and secured by substantially all of our assets. As of April 4, 2014, none of our subsidiaries guaranteed the Credit Facility.

The Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

At April 4, 2014, we had $105.0 million in principal amount of outstanding borrowings under the Credit Facility and $39.5 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of April 4, 2014 of $355.5 million.

Senior Notes

Senior Notes due 2020

In February 2012, we issued $275.0 million in principal amount of 2020 Notes in a private placement to institutional buyers, which were exchanged in August 2012 for substantially identical 2020 Notes that had been registered with the SEC. These initial 2020 Notes were issued at face value and are recorded as long-term debt in our consolidated financial statements. On October 12, 2012, we issued an additional $300.0 million in principal amount of 2020 Notes in a private placement to institutional buyers at an issue price of 103.50% of the principal amount, which were exchanged in January 2013 for substantially identical 2020 Notes that had been registered with the SEC. The 2020 Notes are all treated as a single class. The 2020 Notes bear interest at the rate of 6.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in June 2012. Debt issuance costs associated with the issuance of the 2020 Notes are amortized to interest expense on a straight-line basis over the term of the 2020 Notes, the results of which are not materially different from the effective interest rate basis. The $10.5 million premium we received in connection with the issuance of the additional 2020 Notes is recorded as long-term debt in our consolidated financial statements and is being amortized as a reduction to interest expense on an effective interest rate basis over the term of those 2020 Notes.

The 2020 Notes are required to be guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Credit Facility. During the second quarter of fiscal year 2014, the last remaining subsidiary guarantor, ViaSat Communications, Inc., was merged into ViaSat. Accordingly, as of April 4, 2014, none of our subsidiaries guaranteed the 2020 Notes. The 2020 Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated debt. The 2020 Notes are effectively junior in right of payment to our existing and future secured debt, including under the Credit Facility (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2020 Notes, and are senior in right of payment to all of our existing and future subordinated indebtedness.

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

Discharge of Indenture and Loss on Extinguishment of Debt

In connection with our issuance of the additional $300.0 million of 2020 Notes issued in October 2012, we repurchased and redeemed all of our $275.0 million in aggregate principal amount of 2016 Notes then outstanding through a cash tender offer and redemption, and the indenture governing the 2016 Notes was satisfied and discharged in accordance with its terms. As a result of the repurchase and redemption of the 2016 Notes, we recognized a $26.5 million loss on extinguishment of debt during fiscal year 2013, which was comprised of $19.8 million in cash payments (including tender offer consideration, consent payments, redemption premium and related professional fees), and $6.7 million in non-cash charges (including unamortized discount and unamortized debt issuance costs).

Contractual Obligations

The following table sets forth a summary of our obligations at April 4, 2014:

		For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2015	2016- 2017	2018- 2019	Thereafter
Operating leases and satellite capacity agreements	$188,572	$61,530	$48,951	$30,620	$47,471
2020 Notes	831,953	39,531	79,063	79,063	634,296
Line of credit*	116,907	2,559	5,117	109,231	—
Satellite performance incentives	35,904	1,861	4,140	4,723	25,180
Purchase commitments including satellite-related agreements	618,440	354,009	216,109	23,416	24,906
Other	2,756	1,856	600	300	—

Total	$1,794,532	$461,346	$353,980	$247,353	$731,853

*

To the extent that the interest rate is variable and ultimate amounts borrowed under the Credit Facility may fluctuate, amounts reflected represent estimated interest payments on our current outstanding balances based on the weighted average effective interest rate at April 4, 2014 until the date of the revolving line of credit maturity in the principle repayment on November 2018.

We purchase components from a variety of suppliers and use several subcontractors and contract manufacturers to provide design and manufacturing services for our products. During the normal course of business, we enter into agreements with subcontractors, contract manufacturers and suppliers that either allow them to procure inventory based upon criteria defined by us or that establish the parameters defining our requirements. We have also entered into agreements with suppliers for the construction of our ViaSat-2 satellite, and operations of our satellites. In certain instances, these agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. See “Liquidity and Capital Resources — Satellite service-related activities.”

Our consolidated balance sheets included $48.9 million and $52.6 million of “other liabilities” as of April 4, 2014 and March 29, 2013, respectively, which primarily consisted of the long-term portion of our satellite performance incentives obligation, our long-term warranty obligations, the long-term portion of deferred rent, long-term portion of deferred revenue, long-term deferred income taxes and long-term unrecognized tax position liabilities. With the exception of the long-term portion of our satellite performance incentives obligation, these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 8 to our consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 12 to our consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at April 4, 2014 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this report.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, short-term and long-term obligations, including the Credit Facility and the 2020 Notes, and foreign currency forward contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of April 4, 2014, we had $105.0 million in principal amount of outstanding borrowings under our Credit Facility and $575.0 million in aggregate principal amount outstanding of the 2020 Notes, and we held no short-term investments. Our 2020 Notes bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant portion of our cash balance in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by approximately $0.1 million and $0.4 million for the fiscal years ended April 4, 2014 and March 29, 2013, respectively. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

As of April 4, 2014, we had $105.0 million in principal amount of outstanding borrowings under our Credit Facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. At April 4, 2014, the weighted average effective interest rate on our outstanding borrowings under the Credit Facility was 2.41%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred, prior to effects of capitalized interest, by approximately $0.5 million over a twelve-month period.

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

As of April 4, 2014, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign currency forward contracts with a notional amount of $3.3 million had a fair value of less than $0.1 million and were recorded in other current assets as of April 4, 2014. If the foreign currency forward rate for the Euro to the U.S. dollar on these foreign currency forward contracts had changed by 10%, the fair value of these foreign currency forward contracts as of April 4, 2014 would have changed by approximately $0.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements at April 4, 2014 and March 29, 2013 and for each of the three fiscal years in the period ended April 4, 2014, and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this report on pages F-1 through F-39.

Summarized Quarterly Data (Unaudited)

The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. Summarized quarterly data for fiscal years 2014 and 2013 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2014
Total revenues	$321,102	$353,881	$332,555	$343,924
Income (loss) from operations	3,424	(510)	1,524	(1,139)
Net (loss) income	(1,487)	2,281	(5,960)	(3,491)
Net (loss) income attributable to ViaSat, Inc.	(1,834)	1,897	(5,993)	(3,516)
Basic net (loss) income per share	(0.04)	0.04	(0.13)	(0.08)
Diluted net (loss) income per share	(0.04)	0.04	(0.13)	(0.08)
2013
Total revenues	$241,763	$282,822	$286,442	$308,663
(Loss) income from operations	(13,789)	(859)	1,266	(6,980)
Net (loss) income	(14,433)	(7,857)	(20,614)	2,275
Net (loss) income attributable to ViaSat, Inc.	(14,420)	(7,907)	(20,776)	1,931
Basic net (loss) income per share	(0.33)	(0.18)	(0.47)	0.04
Diluted net (loss) income per share	(0.33)	(0.18)	(0.47)	0.04

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 4, 2014, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 4, 2014.

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management concluded that its internal control over financial reporting was effective as of April 4, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of April 4, 2014, as stated in their report which appears on page F-1.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended April 4, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in our definitive Proxy Statement to be filed with the SEC in connection with our 2014 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Corporate Governance Principles and Board Matters,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.

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

Exhibits

The Exhibit Index on page 68 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

By:	/s/ MARK DANKBERG
Chairman and Chief Executive Officer

Date: May 23, 2014

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

Signature	Title	Date

/s/ MARK DANKBERG Mark Dankberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 23, 2014

/s/ BRUCE DIRKS Bruce Dirks	Chief Financial Officer (Principal Financial Officer)	May 23, 2014

/s/ SHAWN DUFFY Shawn Duffy	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	May 23, 2014

/s/ ROBERT BOWMAN Robert Bowman	Director	May 23, 2014

/s/ ROBERT JOHNSON Robert Johnson	Director	May 23, 2014

/s/ ALLEN LAY Allen Lay	Director	May 23, 2014

/s/ JEFFREY NASH Jeffrey Nash	Director	May 23, 2014

/s/ JOHN STENBIT John Stenbit	Director	May 23, 2014

/s/ HARVEY WHITE Harvey White	Director	May 23, 2014

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.	10-Q	000-21767	3.1	11/14/2000

3.2	Second Amended and Restated Bylaws of ViaSat, Inc.	8-K	000-21767	3.1	12/04/2012

4.1	Form of Common Stock Certificate	S-1/A	333-13183	4.1	11/05/1996

4.2	Indenture dated as of February 27, 2012 by and among ViaSat, Inc., Wilmington Trust, National Association, as trustee, and the guarantors party thereto	8-K	000-21767	4.1	02/27/2012

4.3	Form of 6.875% Senior Note due 2020 of ViaSat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.2 hereto)	8-K	000-21767	4.1	02/27/2012

10.1	Form of Indemnification Agreement between ViaSat, Inc. and each of its directors and officers	8-K	000-21767	99.1	03/07/2008

10.2*	ViaSat, Inc. Employee Stock Purchase Plan (as Amended and Restated Effective September 18, 2013)	8-K	000-21767	10.1	09/19/2013

10.3*	1996 Equity Participation Plan of ViaSat, Inc. (As Amended and Restated Effective September 20, 2012)	8-K	000-21767	10.1	09/20/2012

10.4*	Form of Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.2	10/02/2008

10.5*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.3	10/02/2008

10.6*	Form of Executive Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.4	10/02/2008

10.7*	Form of Non-Employee Director Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.	8-K	000-21767	10.3	10/05/2009

10.8*	Form of Change in Control Severance Agreement between ViaSat, Inc. and each of its executive officers	8-K	000-21767	10.1	08/04/2010

10.9*	Separation Agreement dated as of August 22, 2012 between ViaSat, Inc. and Ronald Wangerin	8-K	000-21767	10.1	08/23/2012

10.10	Credit Agreement dated as of November 26, 2013, by and among ViaSat, Inc., Union Bank, N.A. (as administrative agent and collateral agent) and the other lenders party thereto	8-K	000-21767	10.1	11/26/2013

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.11†	Award/Contract dated March 10, 2010 between ViaSat, Inc. and Space and Naval Warfare Systems	10-K/A	000-21767	10.19	08/03/2010

21.1	Subsidiaries					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer					X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

*	Indicates management contract, compensatory plan or arrangement.
†	Portions of this exhibit (indicated by asterisks) have been omitted and separately filed with the Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ViaSat, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of ViaSat, Inc. and its subsidiaries at April 4, 2014 and March 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended April 4, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 4, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Diego, California

May 23, 2014

VIASAT, INC.

CONSOLIDATED BALANCE SHEETS

	As of April 4, 2014	As of March 29, 2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$58,347	$105,738
Accounts receivable, net	271,891	266,970
Inventories	119,601	106,281
Deferred income taxes	37,712	25,065
Prepaid expenses and other current assets	44,070	40,819

Total current assets	531,621	544,873

Satellites, net	630,836	535,090
Property and equipment, net	421,666	378,691
Other acquired intangible assets, net	35,397	47,170
Goodwill	83,627	83,000
Other assets	256,968	205,248

Total assets	$1,960,115	$1,794,072

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$98,852	$83,009
Accrued liabilities	174,118	161,909
Current portion of other long-term debt	1,856	2,230

Total current liabilities	274,826	247,148

Senior notes, net	583,861	584,993
Other long-term debt	105,900	1,456
Other liabilities	48,893	52,640

Total liabilities	1,013,480	886,237

Commitments and contingencies (Notes 10 and 11)
Equity:
ViaSat, Inc. stockholders’ equity
Series A, convertible preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at April 4, 2014 and March 29, 2013, respectively	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized; 46,229,259 and 44,974,186 shares outstanding at April 4, 2014 and March 29, 2013, respectively	5	4
Paid-in capital	776,452	715,115
Retained earnings	211,600	221,046
Common stock held in treasury, at cost, 1,190,572 and 947,607 shares at April 4, 2014 and March 29, 2013, respectively	(49,358)	(33,770)
Accumulated other comprehensive income	2,313	606

Total ViaSat, Inc. stockholders’ equity	941,012	903,001
Noncontrolling interest in subsidiary	5,623	4,834

Total equity	946,635	907,835

Total liabilities and equity	$1,960,115	$1,794,072

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	April 4, 2014	March 29, 2013	March 30, 2012
	(In thousands, except per share data)
Revenues:
Product revenues	$785,738	$664,417	$542,064
Service revenues	565,724	455,273	321,563

Total revenues	1,351,462	1,119,690	863,627
Operating expenses:
Cost of product revenues	571,855	484,973	402,794
Cost of service revenues	419,425	363,188	233,187
Selling, general and administrative	281,533	240,859	181,728
Independent research and development	60,736	35,448	24,992
Amortization of acquired intangible assets	14,614	15,584	18,732

Income (loss) from operations	3,299	(20,362)	2,194
Other income (expense):
Interest income	35	173	60
Interest expense	(37,938)	(43,993)	(8,307)
Loss on extinguishment of debt	—	(26,501)	—

Loss before income taxes	(34,604)	(90,683)	(6,053)
Benefit from income taxes	(25,947)	(50,054)	(13,651)

Net (loss) income	(8,657)	(40,629)	7,598
Less: Net income attributable to the noncontrolling interest, net of tax	789	543	102

Net (loss) income attributable to ViaSat, Inc.	$(9,446)	$(41,172)	$7,496

Net (loss) income per share attributable to ViaSat, Inc. common stockholders:
Basic net (loss) income per share attributable to ViaSat, Inc. common stockholders	$(0.21)	$(0.94)	$0.18
Diluted net (loss) income per share attributable to ViaSat, Inc. common stockholders	$(0.21)	$(0.94)	$0.17
Shares used in computing basic net (loss) income per share	45,744	43,931	42,325
Shares used in computing diluted net (loss) income per share	45,744	43,931	44,226

Comprehensive (loss) income:
Net (loss) income	$(8,657)	$(40,629)	$7,598
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on hedging, net of tax	219	76	(452)
Foreign currency translation adjustments, net of tax	1,488	(909)	(386)

Other comprehensive income (loss), net of tax	1,707	(833)	(838)
Comprehensive (loss) income	(6,950)	(41,462)	6,760

Less: comprehensive income attributable to the noncontrolling interest, net of tax	789	543	102

Comprehensive (loss) income attributable to ViaSat, Inc.	$(7,739)	$(42,005)	$6,658

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	April 4, 2014	March 29, 2013	March 30, 2012
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(8,657)	$(40,629)	$7,598
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	159,089	134,133	101,507
Amortization of intangible assets	25,975	23,038	24,004
Deferred income taxes	(27,182)	(50,728)	(13,330)
Stock-based compensation expense	33,639	27,035	21,382
Loss on disposition of fixed assets	33,752	12,109	5,814
Non-cash loss on extinguishment of debt	—	6,726	—
Repayment of discount on the 2016 Notes	—	(3,418)	—
Receipt of premium on the Additional 2020 Notes	—	10,500	—
Other non-cash adjustments	6,153	4,301	1,793
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(9,219)	(57,124)	(21,026)
Inventories	(11,422)	21,233	(25,271)
Other assets	(6,561)	(15,471)	(9,266)
Accounts payable	(7,404)	4,564	7,679
Accrued liabilities	17,730	9,406	33,280
Other liabilities	(753)	6,123	7,285

Net cash provided by operating activities	205,140	91,798	141,449
Cash flows from investing activities:
Purchase of property, equipment and satellites, net	(307,625)	(176,295)	(204,973)
Cash paid for patents, licenses and other assets	(44,461)	(25,270)	(24,049)
Payments related to acquisition of businesses, net of cash acquired	(2,400)	—	—

Net cash used in investing activities	(354,486)	(201,565)	(229,022)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	295,000	—	130,000
Payments of revolving credit facility borrowings	(190,000)	—	(190,000)
Proceeds from issuance of 2020 Notes	—	300,000	275,000
Repayment of 2016 Notes	—	(271,582)	—
Payment of debt issuance costs	(2,512)	(8,059)	(5,706)
Proceeds from issuance of common stock under equity plans	18,617	31,001	19,341
Purchase of common stock in treasury	(15,588)	(8,412)	(7,451)
Other	(3,690)	—	(1,386)

Net cash provided by financing activities	101,827	42,948	219,798
Effect of exchange rate changes on cash	128	(26)	(132)

Net (decrease) increase in cash and cash equivalents	(47,391)	(66,845)	132,093
Cash and cash equivalents at beginning of fiscal year	105,738	172,583	40,490

Cash and cash equivalents at end of fiscal year	$58,347	$105,738	$172,583

Supplemental information:
Cash paid for interest (net of amounts capitalized)	$34,446	$32,004	$5,964

Cash paid (received) for income taxes, net	$1,185	$931	$(3,966)

Non-cash investing and financing activities:
Issuance of stock in satisfaction of certain accrued employee compensation liabilities	$8,018	$7,060	$6,340
Capital expenditures not paid for	$30,237	$747	$26,102

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	ViaSat, Inc. Stockholders						Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	Common Stock		Paid-in Capital	Retained Earnings	Common Stock Held in Treasury
	Number of Shares Issued	Amount			Number of Shares	Amount
	(In thousands, except share data)
Balance at April 1, 2011	42,225,130	$4	$601,029	$254,722	(560,363)	$(17,907)	$2,277	$4,116	$844,241
Exercise of stock options	795,634	—	14,681	—	—	—	—	—	14,681
Issuance of stock under Employee Stock Purchase Plan	126,302	—	4,660	—	—	—	—	—	4,660
Stock-based compensation	—	—	22,962	—	—	—	—	—	22,962
Shares issued in settlement of certain accrued employee compensation liabilities	156,825	—	6,340	—	—	—	—	—	6,340
RSU awards vesting	472,311	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(167,311)	(7,451)	—	—	(7,451)
Net income	—	—	—	7,496	—	—	—	102	7,598
Other comprehensive loss, net of tax	—	—	—	—	—	—	(838)	—	(838)

Balance at March 30, 2012	43,776,202	$4	$649,672	$262,218	(727,674)	$(25,358)	$1,439	$4,218	$892,193
Exercise of stock options	1,178,573	—	25,915	—	—	—	—	—	25,915
Issuance of stock under Employee Stock Purchase Plan	157,636	—	5,086	—	—	—	—	—	5,086
Stock-based compensation	—	—	27,382	—	—	—	—	—	27,382
Shares issued in settlement of certain accrued employee compensation liabilities	197,149	—	7,060	—	—	—	—	—	7,060
RSU awards vesting	612,233	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(219,933)	(8,412)	—	—	(8,412)
Other noncontrolling interest activity	—	—	—	—	—	—	—	73	73
Net (loss) income	—	—	—	(41,172)	—	—	—	543	(40,629)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(833)	—	(833)

Balance at March 29, 2013	45,921,793	$4	$715,115	$221,046	(947,607)	$(33,770)	$606	$4,834	$907,835
Exercise of stock options	592,971	1	12,910	—	—	—	—	—	12,911
Issuance of stock under Employee Stock Purchase Plan	137,921	—	5,706	—	—	—	—	—	5,706
Stock-based compensation	—	—	34,703	—	—	—	—	—	34,703
Shares issued in settlement of certain accrued employee compensation liabilities	113,126	—	8,018	—	—	—	—	—	8,018
RSU awards vesting	654,020	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(242,965)	(15,588)	—	—	(15,588)
Net (loss) income	—	—	—	(9,446)	—	—	—	789	(8,657)
Other comprehensive income, net of tax	—	—	—	—	—	—	1,707	—	1,707

Balance at April 4, 2014	47,419,831	$5	$776,452	$211,600	(1,190,572)	$(49,358)	$2,313	$5,623	$946,635

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

The Company’s fiscal year is the 52 or 53 weeks ending on the Friday closest to March 31 of the specified year. For example, references to fiscal year 2014 refer to the fiscal year ended April 4, 2014. The Company’s quarters for fiscal year 2014 ended on June 28, 2013, October 4, 2013, January 3, 2014 and April 4, 2014. This results in a 53 week fiscal year approximately every four to five years. Fiscal year 2014 was a 53 week year, compared with a 52 week year in fiscal years 2013 and 2012. As a result of the shift in the fiscal calendar, the second quarter of fiscal year 2014 included an additional week. The Company does not believe that the extra week results in any material impact on its financial results.

Certain prior period amounts have been reclassified to conform to the current period presentation.

During the first quarter of fiscal year 2014, the Company completed the acquisition of LonoCloud, Inc. (LonoCloud), an early-stage privately held company. The purchase price of approximately $2.4 million was primarily allocated to acquired technology intangible assets. This acquisition was accounted for as a purchase and, accordingly, the consolidated financial statements include the operating results of LonoCloud from the date of acquisition.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentration of risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents and accounts receivable which are generally not collateralized. The Company limits its exposure to credit loss by placing its cash equivalents with high credit quality financial institutions and investing in high quality short-term debt instruments. The Company establishes customer credit policies related to its accounts receivable based on historical collection experiences within the various markets in which the Company operates, historical past due amounts and any specific information that the Company becomes aware of such as bankruptcy or liquidity issues of customers.

Revenues from the U.S. government as a customer comprised 21.2%, 24.1% and 19.9% of total revenues for fiscal years 2014, 2013 and 2012, respectively. Billed accounts receivable to the U.S. government as of April 4, 2014 and March 29, 2013 were 22.3% and 37.9%, respectively, of total billed receivables. In addition, none of the Company’s commercial customers comprised 10.0% or more of total revenues for fiscal years 2014, 2013 and 2012. The Company’s five largest contracts generated approximately 26.4%, 24.0% and 19.6% of the Company’s total revenues for the fiscal years ended April 4, 2014, March 29, 2013 and March 30, 2012, respectively.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (Accounting Standards Codification (ASC) 835-20). With respect to assets under construction, including the ViaSat-2 satellite which commenced construction during the first quarter of fiscal year 2014 and ViaSat-1 satellite which was placed into service during the fourth quarter of fiscal year 2012, the Company capitalized $8.1 million, $3.1 million, and $25.9 million of interest expense during the fiscal years ended April 4, 2014, March 29, 2013 and March 30, 2012, respectively.

The Company owns two satellites: ViaSat-1 (its first high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). During the first quarter of fiscal year 2014, the Company entered into a satellite construction contract for ViaSat-2, its second high-capacity Ka-band satellite. In addition, the Company has an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and owns related gateway and networking equipment for all of its satellites. The Company periodically reviews the remaining estimated useful life of its satellites to determine if revisions to estimated lives are necessary. The Company procures indoor and outdoor customer premise equipment (CPE) units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property and equipment in the accompanying consolidated financial statements. The Company depreciates the satellites, gateway and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of April 4, 2014 were $221.0 million and $79.8 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of March 29, 2013 were $170.9 million and $51.5 million, respectively.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.2 million related to patents were included in other assets as of April 4, 2014 and March 29, 2013. The Company had capitalized costs of $13.5 million and $8.6 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of April 4, 2014 and March 29, 2013, respectively. Accumulated amortization related to these assets was approximately $1.0 million and $0.7 million as of April 4, 2014 and March 29, 2013, respectively. Amortization expense related to these assets was an insignificant amount for the fiscal years ended April 4, 2014, March 29, 2013, and March 30, 2012. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During fiscal years 2014, 2013 and 2012, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense on a straight-line basis over the expected term of the related debt, the results of which are not materially different from the effective interest rate basis. During fiscal years 2014, 2013 and 2012, the Company paid and capitalized approximately $2.5 million, $8.1 million and $5.7 million, respectively, of debt issuance costs. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss). Other unamortized debt issuance costs are recorded in prepaid expenses and other current assets and in other long-term assets in the consolidated balance sheets, depending on the amounts expected to be amortized to interest expense within the next twelve months.

Software development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $91.0 million and $60.6 million related to software developed for resale were included in other assets as of April 4, 2014 and March 29, 2013, respectively. The Company capitalized $41.5 million and $25.8 million of costs related to software developed for resale for fiscal years ended April 4, 2014 and March 29, 2013, respectively. Amortization expense for software development costs was $11.1 million, $7.2 million and $5.2 million during fiscal years 2014, 2013 and 2012, respectively.

Impairment of long-lived and other long-term assets (property, equipment, and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), the Company assesses potential impairments to long-lived assets, including property, equipment and satellites, and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by the Company for fiscal years 2014, 2013 and 2012.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company accounts for its goodwill under the authoritative guidance for goodwill and other intangible assets (ASC 350) and Accounting Standards Update (ASU) 2011-08 (ASU 2011-08), Intangibles—Goodwill and Other (ASC 350): Testing Goodwill for Impairment, which simplifies how the Company tests goodwill for impairment. Current authoritative guidance allows the Company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after completing the qualitative assessment the Company determines that it is more likely than not that the estimated fair value is greater than the carrying value, the Company concludes that no impairment exists. If it is more likely than not that the carrying value of reporting unit exceeds estimated fair value, the Company compares the fair value of reporting unit to its carrying value. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value, resulting in goodwill impairment. The Company tests goodwill for impairment during the fourth quarter every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

In accordance with ASC 350, the Company assesses qualitative factors to determine whether goodwill is impaired. Furthermore, in addition to qualitative analysis, the Company believes it is appropriate to conduct a quantitative analysis periodically as a prudent review of its reporting unit goodwill fair values. The Company’s quantitative analysis estimates the fair values of the reporting units using discounted cash flows and other indicators of fair value. The forecast of future cash flow is based on the Company’s best estimate of the future revenue and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor resources and general market conditions. Based on a quantitative analysis for fiscal year 2014, the Company concluded that estimated fair values of the Company’s reporting units significantly exceed their respective carrying value.

The Company’s qualitative analysis includes assessing the impact of changes in certain factors including: (1) changes in forecasted operating results and comparing actual results to projections, (2) changes in the industry or it’s competitive environment since the acquisition date, (3) changes in the overall economy, it’s market share and market interest rates since the acquisition date, (4) trends in the stock price and related market capitalization and enterprise values, (5) trends in peer companies total enterprise value metrics, and (6) additional factors such as management turnover, changes in regulation and changes in litigation matters.

Based on the Company’s qualitative and quantitative assessment performed during the fourth quarter of fiscal year 2014, the Company concluded that it was more likely than not that the estimated fair value of the Company’s reporting units exceeded its carrying value as of April 4, 2014 and therefore determined it was not necessary to perform step two of the goodwill impairment test. No impairments were recorded by the Company related to goodwill and other intangible assets for fiscal years 2014, 2013 and 2012.

Warranty reserves

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability and amounts expected to be incurred beyond twelve months are classified as other liabilities in the consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty cost, the Company bases its estimates on its experience with the technology involved and the type of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation (see Note 12).

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash equivalents, receivables, accounts payable and accrued liabilities, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s long-term borrowings and other long-term interest bearing liabilities is determined by using available market information for those securities or similar financial instruments (see Note 3).

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $3.5 million and $2.3 million as of April 4, 2014 and March 29, 2013, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At April 4, 2014 and March 29, 2013, no such amounts were accrued related to the aforementioned provisions.

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

Common stock held in treasury

During fiscal years 2014, 2013 and 2012, the Company issued 654,020, 612,233 and 472,311 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company repurchased 242,965, 219,933

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 167,311 shares of common stock with a total value of $15.6 million, $8.4 million and $7.5 million during fiscal years 2014, 2013 and 2012, respectively.

Repurchased shares of common stock of 1,190,572 and 947,607 were held in treasury as of April 4, 2014 and March 29, 2013, respectively.

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

During fiscal years 2014, 2013 and 2012, the Company settled certain foreign exchange contracts and in connection therewith recognized a gain of less than $0.1 million, recognized a loss of $0.9 million and recognized a loss of $0.1 million, respectively, recorded in cost of revenues based on the nature of the underlying transactions. The fair value of the Company’s foreign currency forward contracts was an other current asset of less than $0.1 million and an accrued liability $0.3 million at April 4, 2014 and March 29, 2013, respectively. The notional value of foreign currency forward contracts outstanding as of April 4, 2014 and March 29, 2013 was $3.3 million and $7.0 million, respectively.

At April 4, 2014, the estimated net amount of unrealized gains or losses related to foreign currency forward contracts that was expected to be reclassified to earnings within the next twelve months was less than $0.1 million. The Company’s foreign currency forward contracts outstanding as of April 4, 2014 will mature within ten to twenty-three months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for fiscal years 2014, 2013 and 2012.

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

Revenue recognition

A substantial portion of the Company’s revenues is derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the authoritative guidance for the percentage-of-completion method of accounting (ASC 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract, or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During fiscal years 2014, 2013 and 2012, the Company recorded losses of approximately $3.3 million, $3.1 million and $1.4 million, respectively, related to loss contracts.

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

To determine the selling price in multiple-element arrangements, the Company establishes VSOE of the selling price using the price charged for a deliverable when sold separately. The Company also considers specific renewal rates offered to customers for software license updates, product support and hardware systems support, and other services. For nonsoftware multiple-element arrangements, TPE is established by evaluating similar and/or interchangeable competitor products or services in standalone arrangements with similarly situated customers and/or agreements. If the Company is unable to determine the selling price because VSOE or TPE doesn’t exist, the Company determines ESP for the purposes of allocating the arrangement by reviewing historical transactions, including transactions whereby the deliverable was sold on a standalone basis and considers several other external and internal factors including, but not limited to, pricing practices including discounting, margin objectives, competition, the geographies in which the Company offers its products and services, the type of customer (i.e., distributor, value added reseller, government agency or direct end user, among others), volume commitments and the stage of the product lifecycle. The determination of ESP considers

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s pricing model and go-to-market strategy. As the Company, or its competitors’, pricing and go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes to its determination of VSOE, TPE and ESP. As a result, the Company’s future revenue recognition for multiple-element arrangements could differ materially from those in the current period.

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

Contract costs on U.S. government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. government agencies, as well as negotiations with U.S. government representatives. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal year 2004 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal year 2003 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of April 4, 2014 and March 29, 2013, the Company had $6.7 million and $7.2 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 11).

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in selling, general and administrative expenses (SG&A). Advertising expenses for fiscal years 2014, 2013 and 2012 were $18.9 million, $21.8 million and $2.8 million, respectively.

Commissions

The Company compensates third parties based on specific commission programs directly related to certain product and service sales, and these commissions costs are expensed as incurred.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense on a straight-line basis over the employee’s requisite service period. Stock-based compensation expense is recognized in the consolidated statements of operations and comprehensive income (loss) for fiscal years 2014, 2013 and 2012 only for those awards ultimately expected to vest, with forfeitures estimated at the date of grant. The authoritative guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Independent research and development

Independent research and development (IR&D), which is not directly funded by a third party, is expensed as incurred. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials and other expenses related to research and development programs.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At April 4, 2014 and March 29, 2013, deferred rent included in accrued liabilities in the Company’s consolidated balance sheets was $1.3 million and $0.8 million, respectively, and deferred rent included in other long-term liabilities in the Company’s consolidated balance sheets was $9.8 million and $9.0 million, respectively.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred income tax expense (benefit) is the net change during the year in the deferred income tax asset or liability. The Company’s analysis of the need for a valuation allowance on deferred tax assets considered the losses incurred during the

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal years ended April 4, 2014 and March 29, 2013. The loss from fiscal year 2013 was more significant and a substantial portion of such loss resulted from an extinguishment of debt charge that was recorded upon the refinancing of the Company’s former 8.875% Senior Notes due 2016 (2016 Notes) with the proceeds from the issuance of additional 6.875% Senior Notes due 2020 (2020 Notes), which provides a benefit to net income due to the lower interest rate of the 2020 Notes. The Company’s evaluation considered other factors, including the Company’s history of positive earnings, current earnings trends assuming the Company’s satellite subscriber base continues to grow, taxable income adjusted for certain items, the Company’s contractual backlog, and forecasted income by jurisdiction. The Company also considered the lengthy period over which these net deferred tax assets can be realized, and the Company’s history of not having federal tax loss carryforwards expire unused.

Earnings per share

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding and potential common stock, if dilutive during the period. Potential common stock includes options granted and restricted stock units awarded under the Company’s equity compensation plan which are included in the earnings per share calculations using the treasury stock method, common shares expected to be issued under the Company’s employee stock purchase plan, and shares potentially issuable under the ViaSat 401(k) Profit Sharing Plan in connection with the Company’s decision to pay a discretionary match in common stock or cash. The weighted average number of shares used to calculate basic and diluted net income (loss) per share attributable to ViaSat, Inc. common stockholders is the same for the fiscal years ended April 4, 2014 and March 29, 2013, as the Company incurred a net loss for fiscal years 2014 and 2013 and inclusion of potential common stock would be antidilutive.

Segment reporting

The Company’s satellite services, commercial networks and government systems segments are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides retail and wholesale satellite-based broadband services for its consumer, enterprise and mobile broadband customers primarily in the United States. The Company’s commercial networks segment develops and produces a variety of advanced end-to-end satellite and other wireless communication systems and ground networking equipment and products, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment develops and produces network-centric, internet protocol (IP)-based secure fixed and mobile government communications systems, products, services and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance (see Note 14).

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

authoritative guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (ASC 350): Testing Indefinite-Lived Intangible Assets for Impairment. The new authoritative guidance simplifies the requirements for testing for indefinite-lived intangible assets other than goodwill and permits an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative fair value test. This authoritative guidance became effective for the Company during fiscal year 2014. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements and disclosures.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (ASC 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The guidance, which became effective for the Company beginning in the first quarter of fiscal year 2014, required changes in presentation only and the adoption of this standard did not have a significant impact on the Company’s consolidated financial statements and disclosures. The Company considers information related to amounts reclassified out of accumulated other comprehensive income to be insignificant and therefore immaterial for separate disclosures.

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting. These amendments are effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Composition of Certain Balance Sheet Captions

	As of April 4, 2014	As of March 29, 2013
	(In thousands)
Accounts receivable, net:
Billed	$129,794	$134,206
Unbilled	143,651	134,198
Allowance for doubtful accounts	(1,554)	(1,434)

	$271,891	$266,970

Inventories:
Raw materials	$42,786	$40,308
Work in process	22,279	21,298
Finished goods	54,536	44,675

	$119,601	$106,281

Prepaid expenses and other current assets:
Prepaid expenses	$41,341	$34,257
Other	2,729	6,562

	$44,070	$40,819

Satellites, net:
Satellite — WildBlue-1 (estimated useful life of 10 years)	$195,890	$195,890
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellite — ViaSat-1 (estimated useful life of 17 years)	363,204	363,204
Satellite — ViaSat-2 (under construction)	146,610	—

	804,794	658,184
Less accumulated depreciation and amortization	(173,958)	(123,094)

	$630,836	$535,090

Property and equipment, net:
Equipment and software (estimated useful life of 2-7 years)	$452,197	$381,086
CPE leased equipment (estimated useful life of 4-5 years)	221,017	170,934
Furniture and fixtures (estimated useful life of 7 years)	18,773	15,716
Leasehold improvements (estimated useful life of 2-17 years)	62,159	57,691
Building (estimated useful life of 24 years)	8,923	8,923
Land held for sale	—	2,846
Land	1,621	1,260
Construction in progress	17,062	23,025

	781,752	661,481
Less accumulated depreciation	(360,086)	(282,790)

	$421,666	$378,691

Other assets:
Capitalized software costs, net	$91,022	$60,596
Patents, orbital slots and other licenses, net	15,700	11,100
Deferred income taxes	110,711	97,238
Other	39,535	36,314

	$256,968	$205,248

Accrued liabilities:
Collections in excess of revenues and deferred revenues	$69,127	$65,822
Accrued employee compensation	23,954	23,925
Accrued vacation	22,550	19,252
Warranty reserve, current portion	9,368	8,840
Other	49,119	44,070

	$174,118	$161,909

Other liabilities:
Deferred revenue, long-term portion	$10,097	$15,360
Deferred rent, long-term portion	9,758	8,964
Warranty reserve, long-term portion	7,655	5,267
Deferred income taxes, long-term portion	816	1,547
Unrecognized tax position liabilities	—	493
Satellite performance incentives obligation, long-term portion	20,567	21,009

	$48,893	$52,640

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of April 4, 2014 and March 29, 2013:

	Fair Value as of April 4, 2014	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$2,087	$2,087	$—	$—
Foreign currency forward contracts	40	—	40	—

Total assets measured at fair value on a recurring basis	$2,127	$2,087	$40	$—

	Fair Value as of March 29, 2013	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$47,427	$47,427	$—	$—

Total assets measured at fair value on a recurring basis	$47,427	$47,427	$—	$—

Liabilities:
Foreign currency forward contracts	$318	$—	$318	$—

Total liabilities measured at fair value on a recurring basis	$318	$—	$318	$—

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Long-term debt — The Company’s long-term debt consists of borrowings under its revolving credit facility (the Credit Facility), reported at the outstanding principal amount of borrowings, and $575.0 million in aggregate principal amount of 2020 Notes reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. As of April 4, 2014 and March 29, 2013, the fair value of the Company’s outstanding long-term debt related to the 2020 Notes was determined using quoted prices in active markets (Level 1) and was approximately $616.7 million. The fair value of the Company’s long-term debt related to the Credit Facility approximates its carrying amount due to the variable interest rate on the revolving line of credit, which approximates a market interest rate.

Satellite performance incentives obligation — The Company’s contract with the manufacturer of ViaSat-1 requires the Company to make monthly in-orbit satellite performance incentive payments, including interest at 7.0%, over a fifteen-year period from December 2011 to December 2026, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentives on a recurring basis. The fair value of the Company’s outstanding satellite performance incentives is estimated to approximate their carrying value based on current rates (Level 2). As of each of April 4, 2014 and March 29, 2013, the Company’s estimated satellite performance incentives obligation and accrued interest was $22.6 million and $22.7 million, respectively.

Note 4 — Goodwill and Acquired Intangible Assets

During fiscal years 2014 and 2013, the Company’s goodwill increased by approximately $0.6 million and decreased by approximately $0.5 million, respectively, related to the effects of foreign currency translation recorded mainly within the Company’s commercial networks segment. Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of three to ten years, which is not materially different from the economic benefit method. Amortization expense related to other acquired intangible assets was $14.6 million, $15.6 million and $18.7 million for the fiscal years ended April 4, 2014, March 29, 2013 and March 30, 2012, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2015	$14,668
Expected for fiscal year 2016	11,024
Expected for fiscal year 2017	4,669
Expected for fiscal year 2018	3,616
Expected for fiscal year 2019	1,142
Thereafter	278

$35,397

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of the other acquired intangible assets and the related accumulated amortization as of April 4, 2014 and March 29, 2013 is as follows:

	Weighted Average Useful Life	As of April 4, 2014			As of March 29, 2013
		Total	Accumulated Amortization	Net book Value	Total	Accumulated Amortization	Net book Value
	(In thousands)
Technology	6	$57,084	$(52,979)	$4,105	$53,714	$(49,654)	$4,060
Contracts and customer relationships	7	88,853	(62,245)	26,608	88,651	(51,184)	37,467
Satellite co-location rights	9	8,600	(3,969)	4,631	8,600	(3,044)	5,556
Trade name	3	5,680	(5,680)	—	5,680	(5,680)	—
Other	9	6,320	(6,267)	53	6,287	(6,200)	87

Total other acquired intangible assets		$166,537	$(131,140)	$35,397	$162,932	$(115,762)	$47,170

Note 5 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of April 4, 2014 and March 29, 2013:

	As of April 4, 2014	As of March 29, 2013
	(In thousands)
Senior Notes
2020 Notes	$575,000	$575,000
Unamortized premium on the 2020 Notes	8,861	9,993

Total senior notes, net of premium	583,861	584,993
Less: current portion of the senior notes	—	—

Total senior notes long-term, net	583,861	584,993

Other Long-Term Debt
Revolving credit facility	105,000	—
Other	2,756	3,686

Total other long-term debt	107,756	3,686
Less: current portion of other long-term debt	1,856	2,230

Other long-term debt, net	105,900	1,456
Total debt	691,617	588,679
Less: current portion	1,856	2,230

Long-term debt, net	$689,761	$586,449

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated aggregate amounts and timing of payments on the Company’s long-term debt obligations as of April 4, 2014 for the next five years and thereafter were as follows (excluding the effects of premium accretion on the 2020 Notes):

For the Fiscal Years Ending
(In thousands)
2015	$1,856
2016	300
2017	300
2018	300
2019	105,000
Thereafter	575,000

682,756
Plus: unamortized premium on the 2020 Notes	8,861

Total	$691,617

Credit Facility

As of April 4, 2014, the Company’s Credit Facility provided a $500.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of November 26, 2018. The Company entered into the Credit Facility in November 2013 to replace its former $325.0 million revolving credit facility. Borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. At April 4, 2014, the weighted average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was 2.41%. The Company has capitalized certain amounts of interest expense on the Credit Facility in connection with the construction of various assets during the construction period. The Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of April 4, 2014, none of the Company’s subsidiaries guaranteed the Credit Facility.

The Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

The Company was in compliance with its financial covenants under the Credit Facility as of April 4, 2014. At April 4, 2014, the Company had $105.0 million in principal amount of outstanding borrowings under the Credit Facility and $39.5 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of April 4, 2014 of $355.5 million.

Senior Notes

Senior Notes due 2020

In February 2012, the Company issued $275.0 million in principal amount of 2020 Notes in a private placement to institutional buyers, which were exchanged in August 2012 for substantially identical 2020 Notes that had been registered with the Securities and Exchange Commission (SEC). These initial 2020 Notes were

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued at face value and are recorded as long-term debt in the Company’s consolidated financial statements. On October 12, 2012, the Company issued an additional $300.0 million in principal amount of 2020 Notes in a private placement to institutional buyers at an issue price of 103.50% of the principal amount, which were exchanged in January 2013 for substantially identical 2020 Notes that had been registered with the SEC. The 2020 Notes are all treated as a single class. The 2020 Notes bear interest at the rate of 6.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in June 2012. Debt issuance costs associated with the issuance of the 2020 Notes are amortized to interest expense on a straight-line basis over the term of the 2020 Notes, the results of which are not materially different from the effective interest rate basis. The $10.5 million premium the Company received in connection with the issuance of the additional 2020 Notes is recorded as long-term debt in the Company’s consolidated financial statements and is being amortized as a reduction to interest expense on an effective interest rate basis over the term of those 2020 Notes.

The 2020 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Credit Facility. During the second quarter of fiscal year 2014, the last remaining subsidiary guarantor, ViaSat Communications, Inc., was merged into the Company. Accordingly, as of April 4, 2014, none of the Company’s subsidiaries guaranteed the 2020 Notes. The 2020 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2020 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facility (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2020 Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of the repurchase and redemption of the 2016 Notes, the Company recognized a $26.5 million loss on extinguishment of debt during fiscal year 2013, which was comprised of $19.8 million in cash payments (including tender offer consideration, consent payments, redemption premium and related professional fees), and $6.7 million in non-cash charges (including unamortized discount and unamortized debt issuance costs).

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

In November 1996, the Company adopted the 1996 Equity Participation Plan (the Equity Participation Plan). The Equity Participation Plan provides for the grant to executive officers, other key employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock units and performance awards. From November 1996 to September 2012 through various amendments of the Equity Participation Plan, the Company increased the maximum number of shares reserved for issuance under this plan to 21,400,000 shares. The Company believes that such awards better align the interests of its employees with those of its stockholders. Shares of the Company’s common stock granted under the Equity Participation Plan in the form of stock options or stock appreciation right are counted against the Equity Participation Plan share reserve on a one for one basis. Shares of the Company’s common stock granted under the Equity Participation Plan as an award other than as an option or as a stock appreciation right with a per share purchase price lower than 100% of fair market value on the date of grant are counted against the Equity Participation Plan share reserve as two shares for each share of common stock prior to September 22, 2010 and subsequent to September 19, 2012, and as 2.65 shares for each share of common stock during the period beginning on September 22, 2010 and ending prior to September 20, 2012. Restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date. As of April 4, 2014, the Company had granted options and restricted stock units, net of cancellations, to purchase 9,890,833 and 4,437,058 shares of common stock, respectively, under the Equity Participation Plan.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 1996, the Company adopted the ViaSat, Inc. Employee Stock Purchase Plan (the Employee Stock Purchase Plan) to assist employees in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. In September of 2013, the Company amended the Employee Stock Purchase Plan to increase the maximum number of shares reserved for issuance under this plan from 2,250,000 shares to 2,550,000 shares. To facilitate participation for employees located outside of the United States in light of non-U.S. law and other considerations, the amended Employee Stock Purchase Plan also provides for the grant of purchase rights that are not intended to be tax-qualified. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of April 4, 2014, the Company had issued 2,132,713 shares of common stock under the Employee Stock Purchase Plan.

Total stock-based compensation expense recognized in accordance with the authoritative guidance for share-based payments was as follows:

	Fiscal Years Ended
	April 4, 2014	March 29, 2013	March 30, 2012
	(In thousands)
Stock-based compensation expense before taxes	$33,639	$27,035	$21,382
Related income tax benefits	(12,685)	(10,213)	(8,010)

Stock-based compensation expense, net of taxes	$20,954	$16,822	$13,372

For fiscal years 2014, 2013 and 2012 the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit award vesting as the excess tax benefit from stock options exercised and restricted stock unit award vesting increased the Company’s net operating loss carryforward.

The Company has no awards with market or performance conditions. The compensation cost that has been charged against income for the Equity Participation Plan under the authoritative guidance for share-based payments was $31.7 million, $25.5 million and $20.0 million, and for the Employee Stock Purchase Plan was $1.9 million, $1.5 million and $1.4 million, for the fiscal years ended April 4, 2014, March 29, 2013 and March 30, 2012, respectively. The Company capitalized $1.6 million, $1.0 million and $1.6 million of stock-based compensation expense as a part of the cost for software development for resale included in other assets and as a part of the machinery and equipment for the internal use included in property, equipment and satellites for fiscal years 2014, 2013 and 2012, respectively.

As of April 4, 2014, total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Equity Participation Plan (including stock options and restricted stock units) and the Employee Stock Purchase Plan was $83.4 million and $0.5 million, respectively. These costs are expected to be recognized over a weighted average period of 2.6 years and 2.7 years, for stock options and restricted stock units, respectively, under the Equity Participation Plan and less than six months for the Employee Stock Purchase Plan.

Stock options and employee stock purchase plan. The Company’s employee stock options typically have a simple four-year vesting schedule and a six to ten year contractual term. The weighted average estimated fair value of employee stock options granted and employee stock purchase plan shares issued during fiscal year 2014

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was $23.03 and $16.32 per share, respectively, during fiscal year 2013 was $13.96 and $9.02 per share, respectively, and during fiscal year 2012 was $17.36 and $11.74 per share, respectively, using the Black-Scholes model with the following weighted average assumptions (annualized percentages):

	Employee Stock Options			Employee Stock Purchase Plan
	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
Volatility	40.2%	41.2%	41.4%	34.3%	30.0%	38.4%
Risk-free interest rate	1.3%	0.7%	0.9%	0.1%	0.1%	0.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life	5.5 years	5.5 years	5.5 years	0.5 years	0.5 years	0.5 years

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

A summary of employee stock option activity for fiscal year 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Outstanding at March 29, 2013	2,429,664	$28.69
Options granted	363,750	59.71
Options canceled	—	—
Options exercised	(592,971)	21.77

Outstanding at April 4, 2014	2,200,443	$35.68	2.70	$65,164

Vested and exercisable at April 4, 2014	1,446,858	$28.51	1.65	$53,179

The total intrinsic value of stock options exercised during fiscal years 2014, 2013 and 2012 was $25.9 million, $23.5 million and $20.8 million, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions related to the Company’s stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at April 1, 2011	3,839,468	$22.66
Options granted	368,000	44.73
Options canceled	(10,200)	32.11
Options exercised	(795,634)	18.45

Outstanding at March 30, 2012	3,401,634	26.00
Options granted	290,700	36.46
Options canceled	(84,097)	40.59
Options exercised	(1,178,573)	21.99

Outstanding at March 29, 2013	2,429,664	28.69
Options granted	363,750	59.71
Options canceled	—	—
Options exercised	(592,971)	21.77

Outstanding at April 4, 2014	2,200,443	$35.68

All options issued under the Company’s stock option plans have an exercise price equal to the fair market value of the Company’s stock on the date of the grant.

Restricted stock units. Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over four years. Compensation cost for these awards is based on the fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For fiscal years 2014, 2013 and 2012, the Company recognized $26.7 million, $21.7 million and $16.7 million, respectively, in stock-based compensation expense related to these restricted stock unit awards.

The per unit weighted average grant date fair value of restricted stock units granted during fiscal years 2014, 2013 and 2012 was $61.52, $36.82 and $44.28, respectively. A summary of restricted stock unit activity for fiscal year 2014 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding at March 29, 2013	1,785,664	$38.29
Awarded	752,423	61.52
Forfeited	(41,131)	42.70
Released	(654,020)	64.37

Outstanding at April 4, 2014	1,842,936	$47.97

Vested and deferred at April 4, 2014	120,351	$29.89

The total fair value of shares vested related to restricted stock units during the fiscal years 2014, 2013 and 2012 was $25.2 million, $21.8 million and $15.1 million, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions related to the Company’s restricted stock units are summarized as follows:

Number of Restricted Stock Units
Outstanding at April 1, 2011	1,549,463
Awarded	684,692
Forfeited	(36,474)
Released	(472,311)

Outstanding at March 30, 2012	1,725,370
Awarded	732,009
Forfeited	(59,482)
Released	(612,233)

Outstanding at March 29, 2013	1,785,664
Awarded	752,423
Forfeited	(41,131)
Released	(654,020)

Outstanding at April 4, 2014	1,842,936

Note 7 — Shares Used In Computing Diluted Net (Loss) Income Per Share

	Fiscal Years Ended
	April 4, 2014	March 29, 2013	March 30, 2012
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net (loss) income per share attributable to ViaSat, Inc. common stockholders	45,744	43,931	42,325
Options to purchase common stock as determined by application of the treasury stock method	—	—	1,352
Restricted stock units to acquire common stock as determined by application of the treasury stock method	—	—	435
Potentially issuable shares in connection with certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan equivalents	—	—	114

Shares used in computing diluted net (loss) income per share attributable to ViaSat, Inc. common stockholders	45,744	43,931	44,226

The weighted average number of shares used to calculate basic and diluted net income (loss) per share attributable to ViaSat, Inc. common stockholders is the same for the fiscal years ended April 4, 2014 and March 29, 2013, as the Company incurred a net loss for the fiscal years ended April 4, 2014 and March 29, 2013 and inclusion of potential common stock would be antidilutive. Potential common stock excluded from the calculation for the fiscal year ended April 4, 2014 were 920,113 shares relating to stock options, 618,113 shares relating to restricted stock units and 151,619 shares relating to certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan. Potential common stock excluded from the calculation for the fiscal year ended March 29, 2013 were 1,601,693 shares relating to stock options, 424,464 shares relating to restricted stock units and 162,517 shares relating to certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan. Antidilutive shares relating to stock options excluded from the calculation were 379,618 for

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fiscal year ended March 30, 2012. Antidilutive shares relating to restricted stock units excluded from the calculation were 1,682 for the fiscal year ended March 30, 2012.

Note 8 — Income Taxes

The provision for income taxes includes the following:

	Fiscal Years Ended
	April 4, 2014	March 29, 2013	March 30, 2012
	(In thousands)
Current tax provision (benefit)
Federal	$798	$(166)	$(4,761)
State	540	2	(482)
Foreign	12	(64)	(45)

	1,350	(228)	(5,288)

Deferred tax benefit
Federal	(11,188)	(36,042)	(1,519)
State	(16,032)	(12,657)	(6,334)
Foreign	(77)	(1,127)	(510)

	(27,297)	(49,826)	(8,363)

Total benefit from income taxes	$(25,947)	$(50,054)	$(13,651)

Significant components of the Company’s net deferred tax assets are as follows:

	As of
	April 4, 2014	March 29, 2013
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$269,427	$240,402
Tax credit carryforwards	96,586	82,910
Warranty reserve	6,475	5,325
Accrued compensation	6,880	5,846
Deferred rent	4,128	3,618
Inventory reserve	6,636	7,578
Stock-based compensation	9,728	8,214
Other	6,872	10,793
Valuation allowance	(12,832)	(15,965)

Total deferred tax assets	393,900	348,721
Deferred tax liabilities:
Property, equipment and satellites and intangible assets	(246,293)	(227,965)

Total deferred tax liabilities	(246,293)	(227,965)

Net deferred tax assets	$147,607	$120,756

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Fiscal Years Ended
	April 4, 2014	March 29, 2013	March 30, 2012
	(In thousands)
Tax benefit at federal statutory rate	$(12,132)	$(31,737)	$(2,128)
State tax provision, net of federal benefit	(3,555)	(3,202)	26
Tax credits, net of valuation allowance	(13,149)	(17,171)	(12,887)
Manufacturing deduction	—	—	176
Non-deductible compensation	1,337	1,305	700
Non-deductible meals and entertainment	678	448	447
Other	874	303	15

Total benefit from income taxes	$(25,947)	$(50,054)	$(13,651)

As of April 4, 2014, the Company had federal and state research credit carryforwards of approximately $72.5 million and $81.3 million, respectively, which begin to expire in fiscal year 2026 and fiscal year 2018, respectively. As of April 4, 2014, the Company had alternative minimum tax (AMT) and foreign tax credit (FTC) carryforwards of approximately $0.4 million and $1.0 million, respectively. The AMT credit does not expire and the FTC begins to expire in fiscal year 2021. As of April 4, 2014, the Company had federal and state net operating loss carryforwards of approximately $787.7 million and $615.0 million, respectively, which begin to expire in fiscal year 2020 and fiscal year 2014, respectively.

The Company recognizes excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company. During fiscal year 2014, the Company did not realize any excess tax benefits. As of April 4, 2014, the Company had $35.2 million of unrealized excess tax benefits associated with share-based compensation. These tax benefits will be accounted for as a credit to additional paid-in capital if and when realized, rather than a reduction of the provision for income taxes.

In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of existing deferred tax assets ultimately depends on future profitability and the existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carryforward period available under tax law. A valuation allowance of $12.8 million at April 4, 2014 and $16.0 million at March 29, 2013 has been established relating to state net operating loss carryforwards and research credit carryforwards that, based on management’s estimate of future taxable income attributable to certain states and generation of additional research credits, are considered more likely than not to expire unused. The Company’s analysis of the need for additional valuation allowance considered the losses incurred during the fiscal year ended April 4, 2014 and March 30, 2013. The loss incurred in fiscal year 2013 was more significant and a substantial portion of such loss resulted from an extinguishment of debt charge that was recorded upon the refinancing of the Company’s former 2016 Notes with the proceeds from the issuance of additional 2020 Notes, which provides a benefit to net income due to the lower interest rate of the

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2020 Notes. The Company’s evaluation considered other factors, including the Company’s history of positive earnings, current earnings trends assuming the Company’s satellite subscriber base continues to grow, taxable income adjusted for certain items, the Company’s contractual backlog, and forecasted income by jurisdiction. The Company also considered the lengthy period over which these net deferred tax assets can be realized, and the Company’s history of not having federal tax loss carryforwards expire unused. Based on the Company’s analysis of the need for a valuation allowance on deferred tax assets, the Company released $3.1 million of the valuation allowance during fiscal year 2014 which related primarily to state net operating loss carryforwards as a result of the combination of the merger of ViaSat Communications, Inc. into ViaSat and changes in the apportioned state tax rates.

If the Company has an “Ownership Change” as defined under Internal Revenue Code Section 382, it may have an annual limitation on the utilization of its net operating loss and tax credit carryforwards.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	As of
	April 4, 2014	March 29, 2013	March 30, 2012
	(In thousands)
Balance, beginning of fiscal year	$34,491	$33,556	$33,015
(Decrease) increase related to prior year tax positions	(249)	16	819
Increases related to current year tax positions	4,459	4,608	3,148
Statute expirations	(1,306)	(3,489)	(3,426)
Settlements	—	(200)	—

Balance, end of fiscal year	$37,395	$34,491	$33,556

Of the total unrecognized tax benefits at April 4, 2014, approximately $30.3 million would reduce the Company’s annual effective tax rate if recognized, subject to valuation allowance consideration.

In the next twelve months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

The Company is subject to periodic audits by domestic and foreign tax authorities. By statute, the Company’s U.S. federal income tax returns are subject to examination by the Internal Revenue Service (“IRS”) for fiscal years 2011 through 2013. Additionally, tax credit carryovers that were generated in prior years and utilized in these years may also be subject to examination by the IRS. With few exceptions, fiscal years 2010 to 2013 remain open to examination by state and foreign taxing jurisdictions. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest or penalties associated with uncertain tax positions as of April 4, 2014 and March 29, 2013.

Note 9 — Employee Benefits

The Company is a sponsor of a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the plan, the Company may make discretionary contributions to the plan which vest over six years. The Company’s discretionary matching contributions to the plan are based on the amount of employee contributions and can be made in cash or the Company’s common stock at the Company’s election. Subsequent

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the 2014 fiscal year-end, the Company elected to settle the discretionary contributions liability in stock, consistent with fiscal year 2013. Based on the year-end common stock closing price, the Company would issue 157,435 shares of common stock at this time. Discretionary contributions accrued by the Company as of April 4, 2014 and March 29, 2013 amounted to $10.1 million and $8.0 million, respectively.

Note 10 — Commitments

In May 2013, the Company entered into an agreement to purchase ViaSat-2, the Company’s second high-capacity Ka-band satellite, from The Boeing Company (Boeing) at a price of approximately $358.0 million, plus an additional amount for launch support services to be performed by Boeing.

In January 2008, the Company entered into several agreements with Space Systems/Loral, Inc. (SS/L), Loral Space & Communications, Inc. (Loral) and Telesat Canada related to the Company’s high-capacity Ka-band spot-beam satellite, ViaSat-1, which was placed into service in January 2012. The Company’s contract with SS/L requires monthly in-orbit satellite performance incentive payments, including interest, over a fifteen-year period from December 2011 until December 2026, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite during the third quarter of fiscal year 2012. As of April 4, 2014, the Company’s estimated satellite performance incentives obligation and accrued interest was $22.6 million, of which $2.0 million and $20.6 million have been classified current in accrued liabilities and non-current in other liabilities, respectively. Under the satellite construction contract with SS/L, the Company may incur up to $35.9 million in total costs for satellite performance incentives obligation and related interest earned over the fifteen-year period with potential future minimum payments of $1.9 million, $2.0 million, $2.1 million, $2.3 million and $2.4 million in fiscal years 2015, 2016, 2017, 2018 and 2019, respectively, with $25.2 million commitments thereafter.

The Company has various other purchase commitments under satellite capacity agreements which are used to provide satellite networking services to its customers for future minimum payments of $37.5 million, $2.6 million and $0.3 million in fiscal years 2015, 2016 and 2017, respectively, with no further commitments thereafter.

The Company leases office and other facilities under non-cancelable operating leases with initial terms ranging from one to fifteen years which expire between fiscal year 2015 and fiscal year 2024 and provide for pre-negotiated fixed rental rates during the terms of the lease. Certain of the Company’s facilities leases contain option provisions which allow for extension of the lease terms.

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight-line basis over the lease term as that term is defined in the authoritative guidance for leases including any option periods considered in the lease term and any periods during which the Company has use of the property but is not charged rent by a landlord (“rent holiday”). Leasehold improvement incentives paid to the Company by a landlord are recorded as a liability and amortized as a reduction of rent expense over the lease term. Total rent expense was $22.3 million, $19.9 million and $18.9 million in fiscal years 2014, 2013 and 2012, respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments are as follows:

Fiscal Years Ending	(In thousands)
2015	$23,990
2016	24,168
2017	21,851
2018	15,668
2019	14,952
Thereafter	47,471

$148,100

Note 11 — Contingencies

In February 2012, the Company filed a complaint against SS/L and its former parent company Loral in the United States District Court for the Southern District of California for patent infringement and breach of contract relating to the manufacture of ViaSat-1. The Company alleged, among other things, that SS/L and Loral infringed U.S. Patent Nos. 8,107,875, 8,010,043, 8,068,827 and 7,773,942 by making, using, offering to sell and/or selling other high-capacity broadband satellites, and requested monetary damages, injunctive relief and other remedies. On December 17, 2013, the Company voluntarily dismissed its claims against SS/L under U.S. Patent No. 7,773,942.

On June 15, 2012, SS/L filed counterclaims against the Company for patent infringement and declaratory relief. Specifically, SS/L sought a declaration that SS/L did not breach the parties’ contract for the manufacture of ViaSat-1, that SS/L did not infringe the Company’s patents described above, and that those patents are invalid and/or unenforceable. SS/L also alleged that the Company infringed U.S. Patent Nos. 6,879,808, 6,400,696 and 7,219,132. On November 13, 2013, the Court granted summary judgment of non-infringement of U.S. Patent No. 6,879,808 in favor of ViaSat. On December 17, 2013, SS/L dismissed its claims against ViaSat under U.S. Patent No. 7,219,132. A jury trial on the remaining claims began on March 25, 2014.

Subsequent to the fiscal year end, on April 24, 2014, a federal court jury returned a verdict in favor of the Company, finding that ViaSat’s patents are valid, SS/L infringed all of ViaSat’s patents, and SS/L breached the parties’ non-disclosure agreement and the manufacturing contract for the ViaSat-1 satellite. The jury awarded the Company approximately $283.0 million in damages for patent infringement and breach of contract. The damages award is subject to post-trial motions and appeal. The Company intends to seek a permanent injunction preventing SS/L from continuing to infringe our patents and using the ViaSat’s intellectual property. During the trial, SS/L chose not to pursue its claim against the Company for infringing U.S. Patent No. 6,400,696. The Company intends to seek a judgment of non-infringement from the court with respect to that patent.

On September 5, 2013, the Company filed a complaint against SS/L in the United States District Court for the Southern District of California for patent infringement and breach of contract relating to SS/L’s continued use of ViaSat’s patented technology and intellectual property in the manufacture of high-capacity broadband satellites. The Company alleges, among other things, that SS/L infringed U.S. Patent Nos. 7,230,908, 7,684,368, 8,213,929, 8,254,832, 8,285,202 and 8,548,377 by making, using, offering to sell and/or selling other high-capacity broadband satellites. The Company has requested monetary damages, injunctive relief and other remedies.

The Company is involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inherently uncertain and their results cannot be predicted with certainty, the Company believes that the resolution of its current pending matters will not have a material adverse effect on its business, financial condition, results of operations or liquidity.

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal year 2004 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal year 2003 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of April 4, 2014 and March 29, 2013, the Company had $6.7 million and $7.2 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on status of the related contracts.

Note 12 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as a current liability and amounts expected to be incurred beyond twelve months are classified as other liabilities in the consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty cost, the Company bases its estimates on its experience with the technology involved and the type of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual in fiscal years 2014, 2013 and 2012.

	Fiscal Years Ended
	April 4, 2014	March 29, 2013	March 30, 2012
	(In thousands)
Balance, beginning of period	$14,107	$11,651	$12,942
Change in liability for warranties issued in period	10,110	7,441	5,441
Settlements made (in cash or in kind) during the period	(7,194)	(4,985)	(6,732)

Balance, end of period	$17,023	$14,107	$11,651

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	Fiscal Year Ended April 4, 2014
	Net Change in Foreign Currency Translation Adjustments	Net Change in Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Beginning balance	$800	$(194)	$606
Current period other comprehensive income (loss), net of tax	1,488	219	1,707

Ending balance	$2,288	$25	$2,313

	Fiscal Year Ended March 29, 2013
	Net Change in Foreign Currency Translation Adjustments	Net Change in Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Beginning balance	$1,709	$(270)	$1,439
Current period other comprehensive income (loss), net of tax	(909)	76	(833)

Ending balance	$800	$(194)	$606

	Fiscal Year Ended March 30, 2012
	Net Change in Foreign Currency Translation Adjustments	Net Change in Derivatives	Accumulated Other Comprehensive Income (Loss)
		(In thousands)
Beginning balance	$2,095	$182	$2,277
Current period other comprehensive income (loss), net of tax	(386)	(452)	(838)

Ending balance	$1,709	$(270)	$1,439

Tax amounts related to comprehensive income (loss) disclosures are not material for all of the periods presented.

Note 14 — Segment Information

The Company’s reporting segments, comprised of the satellite services, commercial networks and government systems segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides retail and wholesale satellite-based broadband services for its consumer, enterprise and mobile broadband customers primarily in the United States. The

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s commercial networks segment develops and produces a variety of advanced end-to-end satellite and other wireless communication systems and ground networking equipment and products, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment develops and produces network-centric, IP-based secure fixed and mobile government communications systems, products, services and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

Segment revenues and operating (losses) profits for the fiscal years ended April 4, 2014, March 29, 2013 and March 30, 2012 were as follows:

	Fiscal Years Ended
	April 4, 2014	March 29, 2013	March 30, 2012
	(In thousands)
Revenues:
Satellite Services
Product	$42	$4,715	$2,998
Service	390,666	272,272	219,674

Total	390,708	276,987	222,672
Commercial Networks
Product	378,577	295,469	229,941
Service	16,944	19,471	21,736

Total	395,521	314,940	251,677
Government Systems
Product	407,119	364,233	309,125
Service	158,114	163,530	80,153

Total	565,233	527,763	389,278
Elimination of intersegment revenues	—	—	—

Total revenues	$1,351,462	$1,119,690	$863,627

Operating (losses) profits:
Satellite Services	$(45,991)	$(79,172)	$(16,790)
Commercial Networks	(12,134)	(11,079)	(12,974)
Government Systems	76,038	85,473	50,690
Elimination of intersegment operating profits	—	—	—

Segment operating profit (loss) before corporate and amortization of acquired intangible assets	17,913	(4,778)	20,926
Corporate	—	—	—
Amortization of acquired intangible assets	(14,614)	(15,584)	(18,732)

Income (loss) from operations	$3,299	$(20,362)	$2,194

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, gateways and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of April 4, 2014 and March 29, 2013 were as follows:

	As of April 4, 2014	As of March 29, 2013
	(In thousands)
Segment assets:
Satellite Services	$73,382	$89,945
Commercial Networks	229,455	175,230
Government Systems	206,848	238,057

Total segment assets	509,685	503,232
Corporate assets	1,450,430	1,290,840

Total assets	$1,960,115	$1,794,072

Other acquired intangible assets, net and goodwill included in segment assets as of April 4, 2014 and March 29, 2013 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of April 4, 2014	As of March 29, 2013	As of April 4, 2014	As of March 29, 2013
	(In thousands)
Satellite Services	$28,931	$39,989	$9,809	$9,809
Commercial Networks	2,583	1,520	44,148	43,648
Government Systems	3,883	5,661	29,670	29,543

Total	$35,397	$47,170	$83,627	$83,000

Amortization of acquired intangible assets by segment for the fiscal years ended April 4, 2014, March 29, 2013 and March 30, 2012 was as follows:

	Fiscal Years Ended
	April 4, 2014	March 29, 2013	March 30, 2012
	(In thousands)
Satellite Services	$11,058	$12,401	$12,951
Commercial Networks	1,337	666	3,224
Government Systems	2,219	2,517	2,557

Total amortization of acquired intangible assets	$14,614	$15,584	$18,732

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue information by geographic area for the fiscal years ended April 4, 2014, March 29, 2013 and March 30, 2012 was as follows:

	Fiscal Years Ended
	April 4, 2014	March 29, 2013	March 30, 2012
	(In thousands)
United States	$1,044,737	$840,899	$680,655
Europe, Middle East and Africa	127,696	171,853	114,382
Asia, Pacific	147,063	56,195	22,683
North America other than United States	25,811	39,158	32,657
Central and Latin America	6,155	11,585	13,250

Total revenues	$1,351,462	$1,119,690	$863,627

The Company distinguishes revenues from external customers by geographic area based on customer location.

The net book value of long-lived assets located outside the United States was $18.5 million at April 4, 2014 and March 29, 2013.

Note 15 — Certain Relationships and Related-Party Transactions

John Stenbit, a director of the Company since August 2004, also serves on the board of directors of Loral. The Company’s satellite construction contract with SS/L (a subsidiary of Loral prior to November 2012), under which the Company purchased ViaSat-1, requires the Company to make monthly satellite performance incentive payments, including interest, over a fifteen-year period from December 2011 to December 2026, subject to the continued satisfactory performance of the satellite (see Note 10). In addition, the Company entered into a beam sharing agreement with Loral, whereby Loral was responsible for contributing 15% of the total costs associated with the ViaSat-1 satellite project. The Company’s purchase of the ViaSat-1 satellite from SS/L was approved by the disinterested members of the Company’s Board of Directors, after a determination by the disinterested members of the Company’s Board that the terms and conditions of the purchase were fair to and in the best interests of the Company and its stockholders. In March 2011, Loral entered into agreements with Telesat Canada (an entity owned by TeleSat Holdings, Inc., a joint venture between Loral and the Public Sector Pension Investment Board) pursuant to which Loral assigned to Telesat Canada and Telesat Canada assumed from Loral all of Loral’s rights and obligations with respect to the Canadian beams on ViaSat-1. Material amounts related to the satellite construction contract with SS/L and beam sharing agreement with Telesat Canada are disclosed in the tables below.

In addition, from time to time, the Company enters into various contracts in the ordinary course of business with Loral and Telesat Canada. Material amounts related to these contracts are disclosed in the tables below.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and expense for the fiscal years ended April 4, 2014, March 29, 2013 and March 30, 2012 were as follows:

	Fiscal Years Ended
	April 4, 2014		March 29, 2013		March 30, 2012
	(In thousands)
Revenue:
Loral – ordinary course of business	$	*	$	*	$3,983
Expense:
Telesat Canada – ordinary course of business		7,785		7,685	3,380

*	Amount was not meaningful

Cash received and paid during the fiscal years ended April 4, 2014, March 29, 2013 and March 30, 2012 were as follows:

	Fiscal Years Ended
	April 4, 2014		March 29, 2013	March 30, 2012
	(In thousands)
Cash received:
Telesat Canada – beam sharing agreement	$—		$—	$13,457
Loral – ordinary course of business	*		—	1,194
Telesat Canada – ordinary course of business	*		1,023	2,930
Cash paid:
SS/L – satellite construction contract (including estimated satellite performance incentives)	*	*	1,609	4,174
Telesat Canada – ordinary course of business	7,868		7,358	7,606

*	Amount was not meaningful
**	Effective as of November 2012, SS/L is no longer a related party

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Three Fiscal Years Ended April 4, 2014

Date	Allowance for Doubtful Accounts
(In thousands)
Balance, April 1, 2011	$493
Charged (credited) to costs and expenses	1,194
Deductions	(690)

Balance, March 30, 2012	$997
Charged (credited) to costs and expenses	1,621
Deductions	(1,184)

Balance, March 29, 2013	$1,434
Charged (credited) to costs and expenses	4,591
Deductions	(4,471)

Balance, April 4, 2014	$1,554

Date	Deferred Tax Asset Valuation Allowance
(In thousands)
Balance, April 1, 2011	$12,671
Charged (credited) to costs and expenses	2,024
Deductions	—

Balance, March 30, 2012	$14,695
Charged (credited) to costs and expenses	1,270
Deductions	—

Balance, March 29, 2013	$15,965
Charged (credited) to costs and expenses	(3,133)
Deductions	—

Balance, April 4, 2014	$12,832

II-1