Form 10-Q
period 2014-07-04
VIASAT INC
filed 2014-08-13
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2014.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of August 1, 2014 was 46,712,748.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of July 4, 2014	As of April 4, 2014
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$58,140	$58,347
Accounts receivable, net	279,148	271,891
Inventories	128,567	119,601
Deferred income taxes	34,482	37,712
Prepaid expenses and other current assets	40,681	44,070

Total current assets	541,018	531,621

Satellites, net	659,154	630,836
Property and equipment, net	414,561	421,666
Other acquired intangible assets, net	56,106	35,397
Goodwill	117,930	83,627
Other assets	267,511	256,968

Total assets	$2,056,280	$1,960,115

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$86,379	$98,852
Accrued liabilities	166,665	175,974

Total current liabilities	253,044	274,826

Senior notes, net	583,567	583,861
Other long-term debt	205,832	105,900
Other liabilities	46,178	48,893

Total liabilities	1,088,621	1,013,480

Commitments and contingencies (Note 8)
Equity:
ViaSat, Inc. stockholders’ equity
Common stock	5	5
Paid-in capital	753,840	776,452
Retained earnings	205,656	211,600
Common stock held in treasury	—	(49,358)
Accumulated other comprehensive income	2,912	2,313

Total ViaSat, Inc. stockholders’ equity	962,413	941,012
Noncontrolling interest in subsidiary	5,246	5,623

Total equity	967,659	946,635

Total liabilities and equity	$2,056,280	$1,960,115

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	July 4, 2014	June 28, 2013
	(In thousands, except per share data)
Revenues:
Product revenues	$168,129	$182,161
Service revenues	151,342	138,941

Total revenues	319,471	321,102
Operating expenses:
Cost of product revenues	128,994	129,414
Cost of service revenues	108,741	105,893
Selling, general and administrative	69,096	64,781
Independent research and development	9,780	14,089
Amortization of acquired intangible assets	4,029	3,501

(Loss) income from operations	(1,169)	3,424
Other income (expense):
Interest income	26	21
Interest expense	(8,629)	(10,163)

Loss before income taxes	(9,772)	(6,718)
Benefit from income taxes	(3,451)	(5,231)

Net loss	(6,321)	(1,487)
Less: Net (loss) income attributable to the noncontrolling interest, net of tax	(377)	347

Net loss attributable to ViaSat, Inc.	$(5,944)	$(1,834)

Basic net loss per share attributable to ViaSat, Inc. common stockholders	$(0.13)	$(0.04)
Diluted net loss per share attributable to ViaSat, Inc. common stockholders	$(0.13)	$(0.04)
Shares used in computing basic net loss per share	46,528	45,110
Shares used in computing diluted net loss per share	46,528	45,110

Comprehensive loss:
Net loss	$(6,321)	$(1,487)
Other comprehensive income (loss), net of tax:
Unrealized gain on hedging, net of tax	7	77
Foreign currency translation adjustments, net of tax	592	(42)

Other comprehensive income, net of tax	599	35
Comprehensive loss	(5,722)	(1,452)

Less: comprehensive (loss) income attributable to the noncontrolling interest, net of tax	(377)	347

Comprehensive loss attributable to ViaSat, Inc.	$(5,345)	$(1,799)

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	July 4, 2014	June 28, 2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(6,321)	$(1,487)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	43,126	36,226
Amortization of intangible assets	8,481	5,889
Deferred income taxes	(3,060)	(5,888)
Stock-based compensation expense	8,904	7,490
Loss on disposition of fixed assets	9,214	6,036
Other non-cash adjustments	1,178	1,200
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,726)	5,474
Inventories	(8,138)	(14,245)
Other assets	4,480	1,728
Accounts payable	(1,204)	18,994
Accrued liabilities	(1,589)	(8,012)
Other liabilities	(2,434)	417

Net cash provided by operating activities	46,911	53,822
Cash flows from investing activities:
Purchase of property, equipment and satellites	(85,513)	(73,030)
Cash paid for patents, licenses and other assets	(12,238)	(11,776)
Payments related to acquisition of businesses, net of cash acquired	(56,545)	(2,400)

Net cash used in investing activities	(154,296)	(87,206)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	130,000	—
Payments of revolving credit facility borrowings	(30,000)	—
Proceeds from issuance of common stock under equity plans	7,791	8,279
Purchase of common stock in treasury related to tax withholdings for stock-based compensation	(375)	(273)
Other	(385)	(574)

Net cash provided by financing activities	107,031	7,432
Effect of exchange rate changes on cash	147	(104)

Net decrease in cash and cash equivalents	(207)	(26,056)
Cash and cash equivalents at beginning of period	58,347	105,738

Cash and cash equivalents at end of period	$58,140	$79,682

Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$10,194	$8,018
Capital expenditures not paid for	$882	$19,534

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	ViaSat, Inc. Stockholders							Noncontrolling Interest in Subsidiary	Total
	Common Stock				Common Stock Held in Treasury		Accumulated Other Comprehensive Income (Loss)
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings
					Number of Shares	Amount
	(In thousands, except share data)
Balance at April 4, 2014	47,419,831	$5	$776,452	$211,600	(1,190,572)	$(49,358)	$2,313	$5,623	$946,635
Exercise of stock options	201,216	—	4,263	—	—	—	—	—	4,263
Issuance of stock under Employee Stock Purchase Plan	71,610	—	3,528	—	—	—	—	—	3,528
Stock-based compensation	—	—	9,136	—	—	—	—	—	9,136
Shares issued in settlement of certain accrued employee compensation liabilities	180,526	—	10,194	—	—	—	—	—	10,194
RSU awards vesting	20,438	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(6,791)	(375)	—	—	(375)
Retirement of common stock held in treasury	(1,197,363)	—	(49,733)	—	1,197,363	49,733	—	—	—
Net loss	—	—	—	(5,944)	—	—	—	(377)	(6,321)
Other comprehensive income, net of tax	—	—	—	—	—	—	599	—	599

Balance at July 4, 2014	46,696,258	$5	$753,840	$205,656	—	$—	$2,912	$5,246	$967,659

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at July 4, 2014, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended July 4, 2014 and June 28, 2013, the condensed consolidated statements of cash flows for the three months ended July 4, 2014 and June 28, 2013 and the condensed consolidated statement of equity for the three months ended July 4, 2014 have been prepared by the management of ViaSat, Inc. (also referred to hereafter as the Company or ViaSat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended April 4, 2014 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended April 4, 2014 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

The Company’s condensed consolidated financial statements include the assets, liabilities and results of operations of ViaSat, its wholly owned subsidiaries and TrellisWare Technologies, Inc. (TrellisWare), a majority-owned subsidiary. All significant intercompany amounts have been eliminated.

The Company’s fiscal year is the 52 or 53 weeks ending on the Friday closest to March 31 of the specified year. For example, references to fiscal year 2015 refer to the fiscal year ending on April 3, 2015. The Company’s quarters for fiscal year 2015 end on July 4, 2014, October 3, 2014, January 2, 2015 and April 3, 2015. This results in a 53 week fiscal year approximately every four to five years. Fiscal year 2015 is a 52 week year, compared with a 53 week year in fiscal year 2014. As a result of the shift in the fiscal calendar, the second quarter of fiscal year 2014 included an additional week. The Company does not believe that the extra week results in any material impact on its financial results.

During the first quarter of fiscal year 2015, the Company completed the acquisition of NetNearU Corp. (NetNearU), a privately held Delaware corporation. During the first quarter of fiscal year 2014, the Company completed the acquisition of LonoCloud, Inc. (LonoCloud), an early-stage privately held company. These acquisitions were accounted for as purchases and, accordingly, the condensed consolidated financial statements include the operating results of NetNearU and LonoCloud from the dates of acquisition (see Note 10).

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

Revenue recognition

A substantial portion of the Company’s revenues is derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the authoritative guidance for the percentage-of-completion method of accounting (Accounting Standards Codification (ASC) 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract, or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three months ended July 4, 2014 and June 28, 2013, the Company recorded losses of approximately $0.1 million and $0.4 million, respectively, related to loss contracts.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Contract costs on U.S. government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. government agencies, as well as negotiations with U.S. government representatives. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal year 2004 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal year 2003 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of July 4, 2014 and April 4, 2014, the Company had $6.7 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 8).

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in selling, general and administrative expenses (SG&A). Advertising expenses for the three months ended July 4, 2014 and June 28, 2013 were $2.3 million and $2.9 million, respectively.

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to assets under construction, including the ViaSat-2 satellite which commenced construction during the first quarter of fiscal year 2014, the Company capitalized $3.1 million and $0.9 million of interest expense during the three months ended July 4, 2014 and June 28, 2013, respectively.

The Company owns two satellites: ViaSat-1 (its first high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). In May 2013, the Company entered into a satellite construction contract for ViaSat-2, its second high-capacity Ka-band satellite. In addition, the Company has an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and owns related gateway and networking equipment for all of its satellites. The Company periodically reviews the remaining estimated useful life of its satellites to determine if revisions to estimated lives are necessary. The Company procures indoor and outdoor customer premise equipment (CPE) units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property and equipment in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, gateway and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of July 4, 2014 were $222.0 million and $86.9 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of April 4, 2014 were $221.0 million and $79.8 million, respectively.

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

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.2 million related to patents were included in other assets as of July 4, 2014 and April 4, 2014. The Company had capitalized costs of $14.8 million and $13.5 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of July 4, 2014 and April 4, 2014, respectively. Accumulated amortization related to these assets was approximately $1.0 million as of July 4, 2014 and April 4, 2014. Amortization expense related to these assets was an insignificant amount for the three months ended July 4, 2014 and June 28, 2013. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three months ended July 4, 2014 and June 28, 2013, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense on a straight-line basis over the expected term of the related debt, the results of which are not materially different from the effective interest rate basis. During the three months ended July 4, 2014 and June 28, 2013, no amounts were paid and capitalized for debt issuance costs. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss). Other unamortized debt issuance costs are recorded in prepaid expenses and other current assets and in other long-term assets in the consolidated balance sheets, depending on the amounts expected to be amortized to interest expense within the next twelve months.

Software development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $97.3 million and $91.0 million related to software developed for resale were included in other assets as of July 4, 2014 and April 4, 2014, respectively. The Company capitalized $10.7 million and $6.4 million of costs related to software developed for resale for the three months ended July 4, 2014 and June 28, 2013, respectively. Amortization expense for software development costs was $4.4 million and $2.4 million for the three months ended July 4, 2014 and June 28, 2013, respectively.

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $3.9 million and $3.5 million as of July 4, 2014 and April 4, 2014, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At July 4, 2014 and April 4, 2014, no such amounts were accrued related to the aforementioned provisions.

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

Common stock held in treasury

During the first three months of fiscal years 2015 and 2014, the Company issued 20,438 and 9,688 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company repurchased 6,791 and 3,813 shares of common stock with a total value of $0.4 million and $0.3 million during the first three months of fiscal years 2015 and 2014, respectively.

During the first quarter of fiscal year 2015, the Company retired 1,197,363 shares of treasury stock with a total value of $49.7 million. These shares remain as authorized stock; however they are now considered to be unissued. This treasury stock retirement resulted in a decrease in common stock held in treasury and in paid-in capital of $49.7 million in the Company’s condensed consolidated balance sheet. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

No repurchased shares of common stock and 1,190,572 repurchased shares of common stock were held in treasury as of July 4, 2014 and April 4, 2014, respectively.

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

During the three months ended July 4, 2014 and June 28, 2013, the Company settled certain foreign exchange contracts and in connection therewith recognized a gain of less than $0.1 million and recognized a loss of less than $0.1 million, respectively, recorded in cost of revenues based on the nature of the underlying transactions. The fair value of the Company’s foreign currency forward contracts was an other current asset of less than $0.1 million at July 4, 2014 and April 4, 2014. The notional value of foreign currency forward contracts outstanding as of July 4, 2014 and April 4, 2014 was $3.2 million and $3.3 million, respectively.

At July 4, 2014, the estimated net amount of unrealized gains or losses related to foreign currency forward contracts that was expected to be reclassified to earnings within the next twelve months was less than $0.1 million. The Company’s foreign currency forward contracts outstanding as of July 4, 2014 will mature within thirteen to eighteen months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for the three months ended July 4, 2014 and June 28, 2013.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense on a straight-line basis over the employee’s requisite service period. Stock-based compensation expense is recognized in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended July 4, 2014 and June 28, 2013 only for those awards ultimately expected to vest, with forfeitures estimated at the date of grant. The authoritative guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognized $8.9 million and $7.5 million of stock-based compensation expense for the three months ended July 4, 2014 and June 28, 2013, respectively.

For the three months ended July 4, 2014 and June 28, 2013, the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit awards vesting as the excess tax benefit from stock options exercised and restricted stock unit awards vesting increased the Company’s net operating loss carryforward.

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

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. A deferred income tax asset or liability is established for the expected future tax consequences resulting from differences in the financial reporting and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax credit and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred income tax expense (benefit) is the net change during the year in the deferred income tax asset or liability.

The Company’s analysis of the need for a valuation allowance on deferred tax assets considered the losses incurred during the three months ended July 4, 2014 and the fiscal years ended April 4, 2014 and March 29, 2013. In fiscal year 2013, the Company recorded a significant loss, a substantial portion of which resulted from an extinguishment of debt charge that was recorded upon the refinancing of the Company’s former 8.875% Senior Notes due 2016 (2016 Notes) with the proceeds from the issuance of additional 6.875% Senior Notes due 2020 (2020 Notes), which provides a benefit to net income due to the lower interest rate of the 2020 Notes. The loss from fiscal year 2014 was less significant and a substantial portion of that loss related to legal expense focused on protecting and extending the Company’s technology advantages. In addition to these events, the Company’s evaluation considered other factors, including the Company’s contractual backlog, the Company’s history of positive earnings, current earnings trends assuming the Company’s satellite subscriber base continues to grow, taxable income adjusted for certain items, and forecasted income by jurisdiction. The Company also considered the lengthy period over which these net deferred tax assets can be realized and the Company’s history of not having federal tax loss carryforwards expire unused.

Recent authoritative guidance

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (ASC 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU 2013-05 clarifies that the cumulative translation adjustment should be released into net income only when a reporting entity ceases to have a controlling financial interest in a subsidiary or a business within a foreign entity. Further, for an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. These amendments are to be applied prospectively to derecognition events occurring after the effective date. This guidance became effective for the Company beginning in the first quarter of fiscal year 2015 and the authoritative guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In July 2013, the FASB issued ASU 2013-11, Income Taxes (ASC 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires the netting of unrecognized tax benefits against available deferred tax assets for losses and other carryforward benefits that would be available to offset the liability for uncertain tax positions rather than presenting the unrecognized tax benefits on a gross basis. This guidance became effective for the Company beginning in the first quarter of fiscal year 2015 and the authoritative guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting. These amendments will become effective prospectively for the Company beginning in fiscal year 2016, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. This guidance will replace most existing revenue recognition guidance and will be effective for the Company beginning in the first quarter of fiscal year 2018, including interim periods within that reporting period. Early application is not permitted, but the guidance permits the use of either the retrospective or cumulative effect transition method. The Company has not selected a transition method and the Company is currently evaluating the impact this guidance will have on its consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of July 4, 2014	As of April 4, 2014
	(In thousands)
Accounts receivable, net:
Billed	$131,010	$129,794
Unbilled	149,755	143,651
Allowance for doubtful accounts	(1,617)	(1,554)

	$279,148	$271,891

Inventories:
Raw materials	$49,241	$42,786
Work in process	21,876	22,279
Finished goods	57,450	54,536

	$128,567	$119,601

Prepaid expenses and other current assets:
Prepaid expenses	$36,477	$41,341
Other	4,204	2,729

	$40,681	$44,070

Satellites, net:
Satellite — WildBlue-1 (estimated useful life of 10 years)	$195,890	$195,890
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellite — ViaSat-1 (estimated useful life of 17 years)	363,204	363,204
Satellite — ViaSat-2 (under construction)	187,643	146,610

	845,827	804,794
Less accumulated depreciation and amortization	(186,673)	(173,958)

	$659,154	$630,836

Property and equipment, net:
Equipment and software (estimated useful life of 2-7 years)	$468,028	$452,197
CPE leased equipment (estimated useful life of 4-5 years)	222,037	221,017
Furniture and fixtures (estimated useful life of 7 years)	19,578	18,773
Leasehold improvements (estimated useful life of 2-17 years)	64,755	62,159
Building (estimated useful life of 24 years)	8,923	8,923
Land	1,621	1,621
Construction in progress	13,043	17,062

	797,985	781,752
Less accumulated depreciation	(383,424)	(360,086)

	$414,561	$421,666

Other acquired intangible assets, net:
Technology (weighted average useful life of 6 years)	$68,371	$57,084
Contracts and customer relationships (weighted average useful life of 8 years)	99,873	88,853
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 3 years)	5,940	5,680
Other (weighted average useful life of 7 years)	8,769	6,320

	191,553	166,537
Less accumulated amortization	(135,447)	(131,140)

	$56,106	$35,397

Other assets:
Capitalized software costs, net	$97,316	$91,022
Patents, orbital slots and other licenses, net	17,000	15,700
Deferred income taxes	114,282	110,711
Other	38,913	39,535

	$267,511	$256,968

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Accrued liabilities:
Collections in excess of revenues and deferred revenues	$82,937	$69,127
Accrued employee compensation	14,206	23,954
Accrued vacation	24,249	22,550
Warranty reserve, current portion	9,207	9,368
Current portion of other long-term debt	1,783	1,856
Other	34,283	49,119

	$166,665	$175,974

Other liabilities:
Deferred revenue, long-term portion	$8,418	$10,097
Deferred rent, long-term portion	8,766	9,758
Warranty reserve, long-term portion	7,688	7,655
Deferred income taxes, long-term portion	834	816
Satellite performance incentives obligation, long-term portion	20,472	20,567

	$46,178	$48,893

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of July 4, 2014 and April 4, 2014:

	Fair Value as of July 4, 2014	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$1,337	$1,337	$—	$—
Foreign currency forward contracts	51	—	51	—

Total assets measured at fair value on a recurring basis	$1,388	$1,337	$51	$—

	Fair Value as of April 4, 2014	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$2,087	$2,087	$—	$—
Foreign currency forward contracts	40	—	40	—

Total assets measured at fair value on a recurring basis	$2,127	$2,087	$40	$—

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Long-term debt — The Company’s long-term debt consists of borrowings under its revolving credit facility (the Credit Facility), reported at the outstanding principal amount of borrowings, and $575.0 million in aggregate principal amount of 2020 Notes reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. As of July 4, 2014 and April 4, 2014, the fair value of the Company’s outstanding long-term debt related to the 2020 Notes was determined using quoted prices in active markets (Level 1) and was approximately $622.4 million and $616.7 million, respectively. The fair value of the Company’s long-term debt related to the Credit Facility approximates its carrying amount due to the variable interest rate on the revolving line of credit, which approximates a market interest rate.

Satellite performance incentives obligation — The Company’s contract with the manufacturer of ViaSat-1 requires the Company to make monthly in-orbit satellite performance incentive payments, including interest at 7.0%, over a fifteen-year period from December 2011 to December 2026, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentives on a recurring basis. The fair value of the Company’s outstanding satellite performance incentives is estimated to approximate their carrying value based on current rates (Level 2). As of each of July 4, 2014 and April 4, 2014, the Company’s estimated satellite performance incentives obligation and accrued interest was $22.5 million and $22.6 million, respectively.

Note 4 — Shares Used In Computing Diluted Net Loss Per Share

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to ViaSat, Inc. common stockholders is the same for both the three months ended July 4, 2014 and June 28, 2013, as the Company incurred a net loss attributable to ViaSat, Inc. common stockholders in such periods and inclusion of potential common stock would be antidilutive. Potential common stock excluded from the calculation for the three months ended July 4, 2014 were 910,338 shares relating to stock options, 458,801 shares relating to restricted stock units and 165,341 shares relating to certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan. Potential common stock excluded from the calculation for the three months ended June 28, 2013 were 880,132 shares relating to stock options, 576,238 shares relating to restricted stock units and 139,793 shares relating to certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

Note 5 — Goodwill and Acquired Intangible Assets

During the first three months of fiscal year 2015, the Company’s goodwill increased by approximately $34.3 million, of which $34.1 million was related to the acquisition of NetNearU recorded within the Company’s government systems segment. The remaining change related to the effect of foreign currency translation recorded within the Company’s government systems and commercial networks segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years, which is not materially different from the economic benefit method. Amortization expense related to other acquired intangible assets was $4.0 million and $3.5 million for the three months ended July 4, 2014 and June 28, 2013, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the three months ended July 4, 2014	$4,029

Expected for the remainder of fiscal year 2015	$14,063
Expected for fiscal year 2016	15,087
Expected for fiscal year 2017	7,719
Expected for fiscal year 2018	6,386
Expected for fiscal year 2019	3,889
Thereafter	8,962

$56,106

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6 —  Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of July 4, 2014 and April 4, 2014:

	As of July 4, 2014	As of April 4, 2014
	(In thousands)
Senior Notes
2020 Notes	$575,000	$575,000
Unamortized premium on the 2020 Notes	8,567	8,861

Total senior notes, net of premium	583,567	583,861
Less: current portion of the senior notes	—	—

Total senior notes long-term, net	583,567	583,861

Other Long-Term Debt
Revolving credit facility	205,000	105,000
Other	2,615	2,756

Total other long-term debt	207,615	107,756
Less: current portion of other long-term debt	1,783	1,856

Other long-term debt, net	205,832	105,900

Total debt	791,182	691,617
Less: current portion	1,783	1,856

Long-term debt, net	$789,399	$689,761

Credit Facility

As of July 4, 2014, the Company’s Credit Facility provided a $500.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of November 26, 2018. Borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. At July 4, 2014, the weighted average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was 2.16%. The Company has capitalized certain amounts of interest expense on the Credit Facility in connection with the construction of various assets during the construction period. The Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of July 4, 2014, none of the Company’s subsidiaries guaranteed the Credit Facility.

The Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

The Company was in compliance with its financial covenants under the Credit Facility as of July 4, 2014. At July 4, 2014, the Company had $205.0 million in principal amount of outstanding borrowings under the Credit Facility and $39.5 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of July 4, 2014 of $255.5 million.

Senior Notes due 2020

In February 2012, the Company issued $275.0 million in principal amount of 2020 Notes in a private placement to institutional buyers, which were exchanged in August 2012 for substantially identical 2020 Notes that had been registered with the Securities and Exchange Commission (the SEC). These initial 2020 Notes were issued at face value and are recorded as long-term debt in the Company’s condensed consolidated financial statements. On October 12, 2012, the Company issued an additional $300.0 million in principal amount of 2020 Notes in a private placement to institutional buyers at an issue price of 103.50% of the principal amount, which were exchanged in January 2013 for substantially identical 2020 Notes that had been registered with the SEC. The 2020 Notes are all treated as a single class. The 2020 Notes bear interest at the rate of 6.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in June 2012. Debt issuance costs associated with the issuance of the 2020 Notes are amortized

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

to interest expense on a straight-line basis over the term of the 2020 Notes, the results of which are not materially different from the effective interest rate basis. The $10.5 million premium the Company received in connection with the issuance of the additional 2020 Notes is recorded as long-term debt in the Company’s condensed consolidated financial statements and is being amortized as a reduction to interest expense on an effective interest rate basis over the term of those 2020 Notes.

The 2020 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Credit Facility. During the second quarter of fiscal year 2014, the last remaining subsidiary guarantor, ViaSat Communications, Inc., was merged into the Company. Accordingly, as of July 4, 2014, none of the Company’s subsidiaries guaranteed the 2020 Notes. The 2020 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2020 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facility (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2020 Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

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

Note 7 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as accrued liabilities and amounts expected to be incurred beyond twelve months are classified as other liabilities in the condensed consolidated financial statement. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the three months ended July 4, 2014 and June 28, 2013:

	Three Months Ended
	July 4, 2014	June 28, 2013
	(In thousands)
Balance, beginning of period	$17,023	$14,107
Change in liability for warranties issued in period	1,716	2,130
Settlements made (in cash or in kind) during the period	(1,844)	(1,508)

Balance, end of period	$16,895	$14,729

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

On April 24, 2014, a federal court jury returned a verdict in favor of the Company, finding that ViaSat’s patents are valid, SS/L infringed all of ViaSat’s patents, and SS/L breached the parties’ non-disclosure agreement and the manufacturing contract for the ViaSat-1 satellite. The jury awarded the Company $283.0 million in damages for patent infringement and breach of contract. During the trial, SS/L chose not to pursue its claim against the Company for infringing U.S. Patent No. 6,400,696. The Company intends to seek a judgment of non-infringement from the court with respect to that patent.

Following the trial, SS/L filed a number of motions to set aside the damages award, challenging the Company’s legal basis for damages and asking the Court to invalidate the Company’s patents as well as reverse the jury’s finding that SS/L breached the parties’ contracts and infringed all of the Company’s patents. The Company also filed a motion for a permanent injunction preventing SS/L from continuing to infringe the Company’s patents and using the Company’s intellectual property.

Subsequent to the fiscal quarter end, in August 2014, the Court upheld the jury’s findings that SS/L breached the parties’ contracts and infringed the Company’s patents. However, the Court ordered a new jury trial on the amount of damages resulting from SS/L’s breach and infringement. The damages retrial is currently scheduled for November 12, 2014. The Court’s liability and damages rulings are subject to appeal. In addition, the Court set a hearing on the Company’s motion for permanent injunction for August 26, 2014.

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

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal year 2004 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal year 2003 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

the Company’s estimates, its profitability would be adversely affected. As of July 4, 2014 and April 4, 2014, the Company had $6.7 million in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on status of the related contracts.

Note 9 — Income Taxes

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. The Company’s effective tax rate is highly influenced by the amount of its state research and development tax credits. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective tax rate given the Company’s expected amount of state research and development tax credits. This variability provides an unreliable estimate of the annual effective tax rate. As a result, and in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company has computed its provision for income taxes for the three months ended July 4, 2014 by applying the actual effective tax rate to the year-to-date income for the three-month period.

Future realization of the existing deferred tax asset ultimately depends on future profitability and the existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carryforward period available under tax law. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established. The Company’s analysis of the need for a valuation allowance on deferred tax assets considered the losses incurred during the three months ended July 4, 2014 and the fiscal years ended April 4, 2014 and March 29, 2013. In fiscal year 2013, the Company recorded a significant loss, a substantial portion of which resulted from an extinguishment of debt charge that was recorded upon the refinancing of the Company’s former 2016 Notes with the proceeds from the issuance of additional 2020 Notes, which provides a benefit to net income due to the lower interest rate of the 2020 Notes. The loss from fiscal year 2014 was less significant and a substantial portion of that loss related to legal expense focused on protecting and extending our technology advantages. In addition to these events, the Company’s evaluation considered other factors, including the Company’s contractual backlog, the Company’s history of positive earnings, current earnings trends assuming the Company’s satellite subscriber base continues to grow, taxable income adjusted for certain items, and forecasted income by jurisdiction. The Company also considered the lengthy period over which these net deferred tax assets can be realized and the Company’s history of not having federal tax loss carryforwards expire unused. Based on the Company’s analysis of the need for a valuation allowance on deferred tax assets, the Company added $0.7 million to the valuation allowance on state net operating loss carryforwards and research and development credit carryforwards available to reduce state income taxes during the first three months of fiscal year 2015.

For the three months ended July 4, 2014, the Company’s gross unrecognized tax benefits increased by $0.6 million. In the next twelve months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

Note 10 — Acquisition

On June 6, 2014, the Company completed the acquisition of all outstanding shares of NetNearU. The purchase price for NetNearU is estimated to be approximately $59.9 million in cash consideration (subject to certain minor working capital post-closing adjustments). The preliminary net cash outlay for the acquisition, after taking into account estimated cash acquired of $4.1 million, was approximately $55.8 million.

The Company accounts for business combinations pursuant to the authoritative guidance for business combinations (ASC 805). Accordingly, the Company allocated the purchase price of the acquired company to the net tangible assets and intangible assets acquired based upon their estimated fair values. Under the authoritative guidance for business combinations, acquisition-related transaction costs and acquisition-related restructuring charges are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. Total merger-related transaction costs incurred by the Company were approximately $0.4 million, all of which were incurred and recorded in SG&A expenses in the three months ended July 4, 2014.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The preliminary estimated purchase price allocation of the acquired assets and assumed liabilities based on the estimated fair values as of June 6, 2014 is as follows:

(In thousands)
Current assets	$8,482
Property and equipment	1,087
Identifiable intangible assets	24,310
Goodwill	34,065

Total assets acquired	67,944
Current liabilities	(5,305)
Other long-term liabilities	(2,716)

Total liabilities assumed	(8,021)

Total purchase price	$59,923

Amounts assigned to identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives and are as follows:

	Preliminary fair value (In thousands)	Estimated weighted average life
Technology	$10,970	7
Customer relationships	10,950	9
Non-compete agreements	2,130	2
Trade name	260	2

Total identifiable intangible assets	$24,310	8

The intangible assets acquired in the NetNearU business combination were determined, in accordance with the authoritative guidance for business combinations, based on the estimated fair values using valuation techniques consistent with the market approach and/or income approach to measure fair value. The remaining useful lives were estimated based on the underlying agreements and/or the future economic benefit expected to be received from the assets.

NetNearU has developed a comprehensive network management system for WiFi and other Internet access networks that the Company expects to use to extend the Company’s Exede® broadband services to a wider subscriber base in multiple markets, including commercial airlines, live events, hospitality, enterprise networking and government broadband projects. NetNearU’s primary operations currently support government applications with the potential for future expansion into commercial applications. These current benefits and additional opportunities were among the factors that were taken into account in setting the purchase price and contributed to the recognition of preliminary estimated goodwill, which was recorded within the Company’s government systems segment. The intangible assets and goodwill recognized are not deductible for federal income tax purposes. The purchase price allocation is preliminary due to pending resolution of certain NetNearU tax attributes.

The consolidated financial statements include the operating results of NetNearU from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was insignificant to the financial statements for all periods presented.

Note 11 — Segment Information

The Company’s reporting segments, comprised of the satellite services, commercial networks and government systems segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides retail and wholesale satellite-based broadband services for its consumer, enterprise and mobile broadband customers primarily in the United States. The Company’s commercial networks segment develops and produces a variety of advanced end-to-end satellite and other wireless communication systems and ground networking equipment and products, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment develops and produces network-centric, Internet Protocol (IP)-based fixed and mobile secure government communications systems, network management systems, products, services and solutions. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Segment revenues and operating (losses) profits for the three months ended July 4, 2014 and June 28, 2013 were as follows:

	Three Months Ended
	July 4, 2014	June 28, 2013
	(In thousands)
Revenues:
Satellite Services
Product	$30	$16
Service	109,685	85,831

Total	109,715	85,847
Commercial Networks
Product	88,592	91,824
Service	3,636	5,575

Total	92,228	97,399
Government Systems
Product	79,507	90,321
Service	38,021	47,535

Total	117,528	137,856
Elimination of intersegment revenues	—	—

Total revenues	$319,471	$321,102

Operating (losses) profits:
Satellite Services	$(1,949)	$(12,978)
Commercial Networks	(5,990)	3,336
Government Systems	10,799	16,567
Elimination of intersegment operating profits	—	—

Segment operating profit before corporate and amortization of acquired intangible assets	2,860	6,925
Corporate	—	—
Amortization of acquired intangible assets	(4,029)	(3,501)

(Loss) income from operations	$(1,169)	$3,424

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, gateways and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of July 4, 2014 and April 4, 2014 were as follows:

	As of July 4, 2014	As of April 4, 2014
	(In thousands)
Segment assets:
Satellite Services	$77,543	$73,382
Commercial Networks	245,171	229,455
Government Systems	258,356	206,848

Total segment assets	581,070	509,685
Corporate assets	1,475,210	1,450,430

Total assets	$2,056,280	$1,960,115

Other acquired intangible assets, net and goodwill included in segment assets as of July 4, 2014 and April 4, 2014 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of July 4, 2014	As of April 4, 2014	As of July 4, 2014	As of April 4, 2014
	(In thousands)
Satellite Services	$26,166	$28,931	$9,809	$9,809
Commercial Networks	2,552	2,583	44,143	44,148
Government Systems	27,388	3,883	63,978	29,670

Total	$56,106	$35,397	$117,930	$83,627

Amortization of acquired intangible assets by segment for the three months ended July 4, 2014 and June 28, 2013 was as follows:

	Three Months Ended
	July 4, 2014	June 28, 2013
	(In thousands)
Satellite Services	$2,765	$2,765
Commercial Networks	343	143
Government Systems	921	593

Total amortization of acquired intangible assets	$4,029	$3,501

Note 12 — Certain Relationships and Related-Party Transactions

John Stenbit, a director of the Company since August 2004, also serves on the board of directors of Loral. Telesat Canada is an entity owned by TeleSat Holdings, Inc., a joint venture between Loral and the Public Sector Pension Investment Board. From time to time, the Company enters into various contracts in the ordinary course of business with Telesat Canada. These contracts are substantially the same as disclosed in the most recent Annual Report on Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction activities; the performance and anticipated benefits of the ViaSat-2 satellite; the expected capacity, service, coverage, service speeds and other features of ViaSat-2, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ include: our ability to realize the anticipated benefits of the ViaSat-2 satellite; unexpected expenses related to the satellite project; our ability to successfully implement our business plan for our broadband satellite services on our anticipated timeline or at all, including with respect to the ViaSat-2 satellite system; risks associated with the construction, launch and operation of ViaSat-2 and our other satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; our ability to successfully develop, introduce and sell new technologies, products and services; negative audits by the U.S. government; continued turmoil in the global business environment and economic conditions; delays in approving U.S. government budgets and cuts in government defense expenditures; our reliance on U.S. government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes on our ability to sell products and services; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 4, 2014, under the heading “Risk Factors” in Part II, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

During the first quarter of fiscal year 2015, we completed the acquisition of NetNearU Corp. (NetNearU), a privately held Delaware corporation. NetNearU has developed a comprehensive network management system for WiFi and other Internet access networks that we expect to use to extend our Exede® broadband services to a wider subscriber base in multiple markets, including commercial airlines, live events, hospitality, enterprise networking and government broadband projects. NetNearU’s primary operations currently support government applications. The purchase price for NetNearU is estimated to be approximately $59.9 million in cash consideration (subject to certain minor working capital post-closing adjustments).

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

The primary services offered by our satellite services segment are comprised of:

•

Retail and wholesale broadband satellite services offered to consumers and small businesses under the Exede and WildBlue brands, which provide two-way satelllite-based broadband internet access and Voice over Internet Protocol (VoIP). As of July 4, 2014, we provided broadband satellite services to approximately 641,000 subscribers.

•	Mobile broadband serves, which provide global network management and high-speed internet connectivity services for customers using airborne, maritime and ground-mobile satellite systems.

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

The primary products and services of our government systems segment include:

•

Government satellite communication systems, which comprise an array of portable, mobile and fixed broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands for line-of-sight and beyond-line-of-sight Intelligence, Surveillance and Reconnaissance (ISR) and Command and Control (C2) missions, satellite networking services, network management systems and global mobile broadband capability, and include products designed for manpacks, aircraft, unmanned aerial vehicles (UAVs), seagoing vessels, ground mobile vehicles and fixed applications.

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

Our products in our commercial networks and government systems segments are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 89% and 93% of our total revenues for these segments for the three months ended July 4, 2014 and June 28, 2013, respectively. The remainder of our revenue in these segments for such periods was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

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

Historically, a significant portion of our revenues has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately 27% of our total revenues in the three months ended July 4, 2014 and June 28, 2013.

We also incur independent research and development (IR&D) expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development projects. IR&D expenses were approximately 3% and 4% of total revenues during the three months ended July 4, 2014 and June 28, 2013, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

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

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended July 4, 2014 and June 28, 2013, we recorded losses of approximately $0.1 million and $0.4 million, respectively, related to loss contracts.

Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and future cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. We believe we have established appropriate systems and processes to enable us to reasonably estimate future costs on our programs through regular evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of July 4, 2014 would change our loss before income taxes by approximately $0.6 million.

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

Warranty reserves

We provide limited warranties on our products for periods of up to five years. We record a liability for our warranty obligations when we ship the products or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as accrued liabilities and amounts expected to be incurred beyond twelve months are classified as other liabilities in the consolidated financial statements. For mature products, we estimate the warranty costs based on historical experience with the particular product. For newer products that do not have a history of warranty costs, we base our estimates on our experience with the technology involved and the types of failures that may occur. It is possible that our underlying assumptions will not reflect the actual experience, and in that case, we will make future adjustments to the recorded warranty obligation.

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

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We periodically review the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three months ended July 4, 2014 and June 28, 2013.

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

In accordance with ASC 350, we assess qualitative factors to determine whether goodwill is impaired. Furthermore, in addition to the qualitative analysis, we believe it is appropriate to conduct a quantitative analysis periodically as a prudent review of our reporting unit goodwill fair values. Our quantitative analysis estimates the fair values of the reporting units using discounted cash flows and other indicators of fair value. The forecast of future cash flow is based on our best estimate of the future revenue and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor resources and general market conditions. Based on a quantitative analysis for fiscal year 2014, we concluded that estimated fair values of our reporting units significantly exceed their respective carrying value.

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

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our valuation allowance against deferred tax assets increased from $12.8 million at April 4, 2014 to $13.5 million at July 4, 2014. The valuation allowance primarily relates to state net operating loss carryforwards and research and development credit carryforwards available to reduce state income taxes.

Our analysis of the need for a valuation allowance on deferred tax assets considered the losses incurred during the three months ended July 4, 2014 and the fiscal years ended April 4, 2014 and March 29, 2013. In fiscal year 2013, we recorded a significant loss, a substantial portion of which resulted from an extinguishment of debt charge that was recorded upon the refinancing of our former 8.875% Senior Notes due 2016 (2016 Notes) with the proceeds from the issuance of additional 6.875% Senior Notes due 2020 (2020 Notes), which provides a benefit to net income due to the lower interest rate of the 2020 Notes. The loss from fiscal year 2014 was less significant and substantial portion of that loss related to legal expense focused on protesting and extending our technology advantages. In addition to these events, our evaluation considered other factors, including our contractual backlog, our history of positive earnings, current earnings trends assuming our satellite subscriber base continues to grow, taxable income adjusted for certain items, and forecasted income by jurisdiction. We also considered the lengthy period over which these net deferred tax assets can be realized and our history of not having federal tax loss carryforwards expire unused. Based on our analysis of the need for a valuation allowance on deferred tax assets, we added $0.7 million to the valuation allowance on state net operating loss carryforwards and research and development credit carryforwards available to reduce state income taxes during the first three months of fiscal year 2015.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended
	July 4, 2014	June 28, 2013
Revenues:	100.0%	100.0%
Product revenues	52.6	56.7
Service revenues	47.4	43.3
Operating expenses:
Cost of product revenues	40.4	40.3
Cost of service revenues	34.0	33.0
Selling, general and administrative	21.6	20.1
Independent research and development	3.1	4.4
Amortization of acquired intangible assets	1.3	1.1

(Loss) income from operations	(0.4)	1.1
Interest expense, net	(2.7)	(3.2)

Loss before income taxes	(3.1)	(2.1)
Benefit from income taxes	(1.1)	(1.6)

Net loss	(2.0)	(0.5)
Net loss attributable to ViaSat, Inc.	(1.9)	(0.6)

Three Months Ended July 4, 2014 vs. Three Months Ended June 28, 2013

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	July 4, 2014	June 28, 2013
Product revenues	$168.1	$182.2	$(14.0)	(7.7)%
Service revenues	151.3	138.9	12.4	8.9%

Total revenues	$319.5	$321.1	$(1.6)	(0.5)%

Our total revenues decreased by $1.6 million as a result of the $14.0 million decrease in product revenues, offset by the $12.4 million increase in service revenues. The product revenue decrease was comprised primarily of $10.8 million in our government systems segment and $3.2 million in our commercial networks segment. The service revenue increase was comprised primarily of $23.9 million in our satellite services segment, offset by a decrease of $9.5 million in our government systems segment.

Cost of revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	July 4, 2014	June 28, 2013
Cost of product revenues	$129.0	$129.4	$(0.4)	(0.3)%
Cost of service revenues	108.7	105.9	2.8	2.7%

Total cost of revenues	$237.7	$235.3	$2.4	1.0%

Cost of revenues grew by $2.4 million primarily due to an increase in cost of service revenues of $2.8 million. The cost of service revenues increase was primarily due to increased service revenues, which would have caused a $9.5 million increase in cost of service revenues on a constant margin basis. This increase mainly related to our expansion of Exede broadband services in our satellite services segment. However, as our Exede subscribers have continued to grow and related revenues scale, we have experienced improved margins from our broadband services in our satellite services segment offsetting the cost of service revenue growth. Our government systems segment also experienced improved margins primarily attributable to government satellite communication systems as some of the fixed costs decreased.

Selling, general and administrative expenses

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	July 4, 2014	June 28, 2013
Selling, general and administrative	$69.1	$64.8	$4.3	6.7%

The $4.3 million increase in selling, general and administrative (SG&A) expenses was primarily attributable to higher support costs of $5.2 million, as well as new business proposal costs of approximately $3.2 million (mainly due to our government systems segment), offset by a $4.1 million decrease in selling costs (primarily due to our satellite services segment). Of the higher support costs, $3.1 million related to our satellite services segment (partially due to legal expense focused on protecting and extending our technology advantages). SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	July 4, 2014	June 28, 2013
Independent research and development	$9.8	$14.1	$(4.3)	(30.6)%

The $4.3 million decrease in IR&D expenses reflected decreased IR&D efforts in our government systems segment of $2.5 million (primarily due to a decrease in advancement of integrated government satellite communications platforms) and in our commercial networks segment of $1.8 million (primarily due to a decrease in next-generation consumer broadband).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The $0.5 million increase in amortization of acquired intangible assets in the first quarter of fiscal year 2015 compared to the prior year period was primarily the result of our acquisition of NetNearU in June 2014, which contributed an increase of $0.4 million. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the three months ended July 4, 2014	$4,029

Expected for the remainder of fiscal year 2015	$14,063
Expected for fiscal year 2016	15,087
Expected for fiscal year 2017	7,719
Expected for fiscal year 2018	6,386
Expected for fiscal year 2019	3,889
Thereafter	8,962

$56,106

Interest income

The slight increase in interest income in the three months ended July 4, 2014 compared to the prior year period was primarily due to slightly higher interest rates during the current year period.

Interest expense

The $1.5 million decrease in interest expense in the three months ended July 4, 2014 compared to the prior year period was due primarily to an increase of $2.2 million in the amount of interest capitalized during the first quarter of fiscal year 2015 compared to the same period last fiscal year. This decrease was partially offset by interest expense on outstanding borrowings under our revolving credit facility (the Credit Facility) during the first quarter of fiscal year 2015. Capitalized interest expense during the three months ended July 4, 2014 and June 28, 2013 related to the construction of ViaSat-2 and other assets.

Benefit from income taxes

For the three months ended July 4, 2014, we recorded an income tax benefit of $3.5 million. Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, we compute our provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. For the three months ended July 4, 2014, we used the actual effective year-to-date tax rate in calculating the income tax benefit for that period since a reliable estimate of the annual effective tax rate could not be made. The income tax benefit rate for the three months ended June 28, 2013 was greater than the income tax benefit rate for the three months ended July 4, 2014 due to the benefit of the federal research and development tax credit which expired after December 31, 2013.

Segment Results for the Three Months Ended July 4, 2014 vs. Three Months Ended June 28, 2013

Satellite services segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	July 4, 2014	June 28, 2013
Segment product revenues	$—	$—	$—	—%
Segment service revenues	109.7	85.8	23.9	27.8%

Total revenues	$109.7	$85.8	$23.9	27.8%

Our satellite services segment revenues grew by $23.9 million, primarily due to the increase in service revenues related to retail and wholesale broadband services. The revenue increase relating to our Exede broadband services was driven by an increase in the number of subscribers, as well as a related higher average revenue per subscriber. Total subscribers grew 17% from approximately 550,000 at June 28, 2013 to approximately 641,000 at July 4, 2014.

Segment operating loss

	Three Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	July 4, 2014	June 28, 2013
Segment operating loss	$(1.9)	$(13.0)	$11.0	85.0%
Percentage of segment revenues	(1.8)%	(15.1)%

The $11.0 million reduction in operating loss for our satellite services segment was primarily due to higher earnings contributions as our Exede broadband services subscriber base continued to grow, which resulted in increased revenues and improved margins, as well as lower selling costs. The lower selling costs related to decreased sales and marketing support costs as we have a more established consumer broadband subscriber base, partially offset by increased legal expense focused on protecting and extending our technology advantages.

Commercial networks segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	July 4, 2014	June 28, 2013
Segment product revenues	$88.6	$91.8	$(3.2)	(3.5)%
Segment service revenues	3.6	5.6	(1.9)	(34.8)%

Total revenues	$92.2	$97.4	$(5.2)	(5.3)%

Our commercial networks segment revenues decreased by $5.2 million, primarily due to the $3.2 million decrease in product revenues. Of this product revenue decrease, $7.4 million related to fixed satellite networks (driven primarily by consumer broadband products due to reduced revenues from terminal sales as well as our large scale Australian Ka-band infrastructure project as it moves closer to completion, and we begin transitioning engineering resources to our recently awarded next-generation Ka-band system contract in Canada), $2.5 million to satellite networking development programs, and $2.4 million to mobile broadband satellite communication systems. These decreases were partially offset by a $7.9 million increase in product revenues for our antenna systems products and a $2.3 million increase in product revenues for our satellite payload technology development programs.

Segment operating (loss) profit

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	July 4, 2014	June 28, 2013
Segment operating (loss) profit	$(6.0)	$3.3	$(9.3)	(279.6)%
Percentage of segment revenues	(6.5)%	3.4%

The change from an operating profit to an operating loss for our commercial networks segment was primarily due to lower earnings contributions from lower margins due to a change in the mix towards funded development activities versus terminal production contracts in our commercial networks segment related to our mobile broadband satellite communication systems products and fixed satellite networks (driven primarily by consumer broadband products).

Government systems segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	July 4, 2014	June 28, 2013
Segment product revenues	$79.5	$90.3	$(10.8)	(12.0)%
Segment service revenues	38.0	47.5	(9.5)	(20.0)%

Total revenues	$117.5	$137.9	$(20.3)	(14.7)%

Our government systems segment revenues decreased by $20.3 million, due to a $10.8 million decrease in product revenues and $9.5 million decrease in service revenues. The product revenue decrease was primarily due to a $21.7 million revenue decrease in government satellite communication systems (mainly attributable to command and control situational awareness) and a $3.6 million decrease in tactical satcom radio products (relating to our majority-owned subsidiary TrellisWare Technologies, Inc.), partially offset by a $7.6 million increase in revenues related to tactical data link products and by a $6.9 million increase in information assurance products. Of the service revenue decrease, $11.0 million related to a decrease in government satellite communication systems services (mainly attributable to command and control situational awareness, offset by broadband networking services revenues for military customers), partially offset by a $2.1 million increase relating to NetNearU, our newly acquired subsidiary.

Segment operating profit

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	July 4, 2014	June 28, 2013
Segment operating profit	$10.8	$16.6	$(5.8)	(34.8)%
Percentage of segment revenues	9.2%	12.0%

The $5.8 million decrease in our government systems segment operating profit reflected lower earnings contributions of $4.1 million from lower revenues related to government satellite communication systems (mainly attributable to command and control situational awareness) as well as tactical satcom radio products, and higher support and new business proposal costs of $4.1 million. The decrease in operating profit was offset by lower IR&D costs of $2.5 million.

Backlog

As reflected in the table below, firm backlog decreased and funded backlog increased overall during the first three months of fiscal year 2015. The firm backlog decrease was due to a decrease in the commercial networks segment and the increase in funded backlog was primarily due to an increase in the government systems and satellite services segments.

	As of July 4, 2014	As of April 4, 2014
	(In millions)
Firm backlog
Satellite Services segment	$172.4	$160.2
Commercial Networks segment	415.3	457.4
Government Systems segment	304.6	281.9

Total	$892.3	$899.5

Funded backlog
Satellite Services segment	$172.4	$160.2
Commercial Networks segment	415.3	457.4
Government Systems segment	278.1	235.0

Total	$865.8	$852.6

The firm backlog does not include contract options. Of the $892.3 million in firm backlog, $397.2 million is expected to be delivered during the remaining nine months of fiscal year 2015, and the balance is expected to be delivered in fiscal year 2016 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.

Our total new awards were $310.1 million and $254.0 million for the three months ended July 4, 2014 and June 28, 2013, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing and equity financing. At July 4, 2014, we had $58.1 million in cash and cash equivalents, $288.0 million in working capital, and $205.0 million in outstanding borrowings under our Credit Facility. At April 4, 2014, we had $58.3 million in cash and cash equivalents, $256.8 million in working capital and $105.0 million in outstanding borrowings under our Credit Facility. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

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

Cash flows

Cash provided by operating activities for the first quarter of fiscal year 2015 was $46.9 million compared to $53.8 million in the prior year period. This $6.9 million decrease was primarily driven by a $19.0 million year-over-year increase in cash used to fund net operating assets needs, offset by our operating results (net loss adjusted for depreciation, amortization and other non-cash charges) which generated $12.1 million of higher cash inflows. The increase in cash used to fund net operating assets during the first quarter of fiscal year 2015 when compared to the first quarter of fiscal year 2014 was due to higher payments made in our accounts payable due to timing as well as higher combined billed and unbilled accounts receivables, net, attributable to timing of contractual milestones on our larger development programs in our government systems segment.

Cash used in investing activities for the first quarter of fiscal year 2015 was $154.3 million compared to $87.2 million in the prior year period. The increase in cash used in investing activities reflects an increase of $54.1 million in cash used for acquisitions and an increase of $35.9 million in cash used for the construction of our ViaSat-2 satellite, offset by a $23.5 million decrease in capital expenditures for new CPE units and other general purpose equipment.

Cash provided by financing activities for the first quarter of fiscal year 2015 was $107.0 million compared to $7.4 million for the prior year period. This $99.6 million increase in cash provided by financing activities was primarily related to the $100.0 million in net proceeds from borrowings under our Credit Facility during the first quarter of fiscal year 2015 compared to no borrowings in the prior year period. Cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, and cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

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

We have incurred higher operating costs in connection with the late fiscal year 2012 launch and roll-out of our ViaSat-1 satellite and related ground infrastructure and our Exede broadband services, as well as higher interest expense as we capitalized a lower amount of the interest expense on our outstanding debt in fiscal year 2014 as we were in the early stages of construction of ViaSat-2, our second high-capacity Ka-band satellite. These higher operating costs included costs associated with depreciation, gateway connectivity, subscriber acquisition costs, logistics, customer care and various support systems. These additional operating costs attributed to our Exede service commencement have negatively impacted income from operations during recent fiscal years. As the total number of subscribers of our Exede broadband services has increased over time, the resultant increase in service revenues in our satellite services segment has improved income (loss) from operations for that segment, despite the additional litigation expense we have incurred to protect our proprietary technology. At the end of the first quarter of fiscal year 2015, we had approximately 641,000 subscribers which was relatively flat compared to the fiscal year ended April 4, 2014 reflecting cyclical industry trends. There can be no assurance that the number of subscribers of our Exede broadband services and service revenues in our satellite services segment will increase in any future period. We also expect to continue to invest in subscriber acquisition costs during fiscal year 2015 as we further expand our subscriber base as well as make additional investments for ViaSat-2.

Credit Facility

As of July 4, 2014, the Credit Facility provided a $500.0 million revolving line of credit (including up to $150.0 million of letters of credit) with a maturity date of November 26, 2018. Borrowings under the Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. At July 4, 2014, the weighted average effective interest rate on our outstanding borrowings under the Credit Facility was 2.16%. The Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of ViaSat (as defined in the Credit Facility) and secured by substantially all of our assets. As of July 4, 2014, none of our subsidiaries guaranteed the Credit Facility.

The Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

At July 4, 2014, we had $205.0 million in principal amount of outstanding borrowings under the Credit Facility and $39.5 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of July 4, 2014 of $255.5 million.

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

The 2020 Notes are required to be guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Credit Facility. During the second quarter of fiscal year 2014, the last remaining subsidiary guarantor, ViaSat Communications, Inc., was merged into ViaSat. Accordingly, as of July 4, 2014, none of our subsidiaries guaranteed the 2020 Notes. The 2020 Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated debt. The 2020 Notes are effectively junior in right of payment to our existing and future secured debt, including under the Credit Facility (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2020 Notes, and are senior in right of payment to all of our existing and future subordinated indebtedness.

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

Contractual Obligations

The following table sets forth a summary of our obligations at July 4, 2014:

		For the Remainder of Fiscal Year	For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2015	2016-2017	2018-2019	Thereafter
Operating leases and satellite capacity agreements	$174,207	$47,023	$49,061	$30,653	$47,470
2020 Notes	812,188	19,766	79,063	79,063	634,296
Line of credit*	224,717	3,358	8,954	212,405	—
Satellite performance incentives	35,453	1,409	4,140	4,723	25,181
Purchase commitments including satellite-related agreements	548,795	286,398	213,685	23,628	25,084
Other	2,756	1,856	600	300	—

Total	$1,798,116	$359,810	$355,503	$350,772	$732,031

*	To the extent that the interest rate is variable and ultimate amounts borrowed under the Credit Facility may fluctuate, amounts reflected represent estimated interest payments on our current outstanding balances based on the weighted average effective interest rate at July 4, 2014 until the date of the revolving line of credit maturity in the principle repayment in November 2018.

We purchase components from a variety of suppliers and use several subcontractors and contract manufacturers to provide design and manufacturing services for our products. During the normal course of business, we enter into agreements with subcontractors, contract manufacturers and suppliers that either allow them to procure inventory based upon criteria defined by us or that establish the parameters defining our requirements. We have also entered into agreements with suppliers for the construction of our ViaSat-2 satellite, and operations of our satellites. In certain instances, these agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. See “Liquidity and Capital Resources – Satellite service-related activities.”

Our condensed consolidated balance sheets included $46.2 million and $48.9 million of “other liabilities” as of July 4, 2014 and April 4, 2014, respectively, which primarily consisted of the long-term portion of our satellite performance incentives obligation, our long-term warranty obligations, the long-term portion of deferred rent, long-term portion of deferred revenue and long-term deferred income taxes. With the exception of the long-term portion of our satellite performance incentives obligation, these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 9 to our condensed consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 7 to our condensed consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at July 4, 2014 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended April 4, 2014.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, short-term and long-term obligations, including the Credit Facility and the 2020 Notes, and foreign currency forward contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of July 4, 2014, we had $205.0 million in principal amount of outstanding borrowings under our Credit Facility and $575.0 million in aggregate principal amount outstanding of the 2020 Notes, and we held no short-term investments. Our 2020 Notes bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant portion of our cash balance in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by less than $0.1 million and $0.2 million for the three months ended July 4, 2014 and June 28, 2013, respectively. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

As of July 4, 2014, we had $205.0 million in principal amount of outstanding borrowings under our Credit Facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. At July 4, 2014, the weighted average effective interest rate on our outstanding borrowings under the Credit Facility was 2.16%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred, prior to effects of capitalized interest, by approximately $1.0 million over a twelve-month period.

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

As of July 4, 2014, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Australian dollars. The foreign currency forward contracts with a notional amount of $3.2 million had a fair value of less than $0.1 million and were recorded in other current assets as of July 4, 2014. If the foreign currency forward rate for the Australian dollar to the U.S. dollar on these foreign currency forward contracts had changed by 10%, the fair value of these foreign currency forward contracts as of July 4, 2014 would have changed by approximately $0.3 million.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 4, 2014, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 4, 2014.

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In February 2012, we filed a complaint against Space Systems/Loral, Inc. (SS/L) and its former parent company Loral Space & Communications, Inc. (Loral) in the United States District Court for the Southern District of California for patent infringement and breach of contract relating to the manufacture of ViaSat-1. We alleged, among other things, that SS/L and Loral infringed U.S. Patent Nos. 8,107,875, 8,010,043, 8,068,827 and 7,773,942 by making, using, offering to sell and/or selling other high-capacity broadband satellites, and requested monetary damages, injunctive relief and other remedies. On December 17, 2013, we voluntarily dismissed our claims against SS/L under U.S. Patent No. 7,773,942.

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

Following the trial, SS/L filed a number of motions to set aside the damages award, challenging our legal basis for damages and asking the Court to invalidate our patents as well as reverse the jury’s finding that SS/L breached the parties’ contracts and infringed all of our patents. We also filed a motion for a permanent injunction preventing SS/L from continuing to infringe our patents and using our intellectual property.

Subsequent to the fiscal quarter end, in August 2014, the Court upheld the jury’s findings that SS/L breached the parties’ contracts and infringed our patents. However, the Court ordered a new jury trial on the amount of damages resulting from SS/L’s breach and infringement. The damages retrial is currently scheduled for November 12, 2014. The Court’s liability and damages rulings are subject to appeal. In addition, the Court set a hearing on our motion for permanent injunction for August 26, 2014.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 4, 2014, which factors could materially affect our business, financial condition, liquidity or future results. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 6. Exhibits

The Exhibit Index on page 43 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

August 13, 2014	/s/ MARK DANKBERG
Mark Dankberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Chief Financial Officer
(Principal Financial Officer)

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