Form 10-Q
period 2015-01-02
VIASAT INC
filed 2015-02-11
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2015.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of January 30, 2015 was 47,638,563.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of January 2, 2015	As of April 4, 2014
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$97,644	$58,347
Accounts receivable, net	268,102	271,891
Inventories	129,187	119,601
Deferred income taxes	38,695	37,712
Prepaid expenses and other current assets	43,517	44,070

Total current assets	577,145	531,621

Satellites, net	729,915	630,836
Property and equipment, net	413,852	421,666
Other acquired intangible assets, net	46,529	35,397
Goodwill	117,276	83,627
Other assets	268,607	256,968

Total assets	$2,153,324	$1,960,115

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$82,330	$98,852
Accrued liabilities	187,003	175,974

Total current liabilities	269,333	274,826

Senior notes, net	582,965	583,861
Other long-term debt	235,853	105,900
Other liabilities	40,975	48,893

Total liabilities	1,129,126	1,013,480

Commitments and contingencies (Note 8)
Equity:
ViaSat, Inc. stockholders’ equity
Common stock	5	5
Paid-in capital	773,595	776,452
Retained earnings	244,414	211,600
Common stock held in treasury	—	(49,358)
Accumulated other comprehensive income	920	2,313

Total ViaSat, Inc. stockholders’ equity	1,018,934	941,012
Noncontrolling interest in subsidiary	5,264	5,623

Total equity	1,024,198	946,635

Total liabilities and equity	$2,153,324	$1,960,115

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	January 2, 2015	January 3, 2014	January 2, 2015	January 3, 2014
	(In thousands, except per share data)
Revenues:
Product revenues	$174,299	$193,846	$536,352	$586,398
Service revenues	165,254	138,709	481,430	421,140

Total revenues	339,553	332,555	1,017,782	1,007,538
Operating expenses:
Cost of product revenues	123,675	140,530	382,757	427,517
Cost of service revenues	110,237	102,606	330,583	313,010
Selling, general and administrative	70,962	69,100	194,462	207,474
Independent research and development	11,850	15,143	33,177	44,150
Amortization of acquired intangible assets	4,651	3,652	13,338	10,949

Income from operations	18,178	1,524	63,465	4,438
Other income (expense):
Interest income	857	3	1,229	28
Interest expense	(7,640)	(9,169)	(24,606)	(29,201)

Income (loss) before income taxes	11,395	(7,642)	40,088	(24,735)
(Benefit from) provision for income taxes	(3,389)	(1,682)	7,633	(19,569)

Net income (loss)	14,784	(5,960)	32,455	(5,166)
Less: Net (loss) income attributable to the noncontrolling interest, net of tax	(27)	33	(359)	764

Net income (loss) attributable to ViaSat, Inc.	$14,811	$(5,993)	$32,814	$(5,930)

Basic net income (loss) per share attributable to ViaSat, Inc. common stockholders	$0.31	$(0.13)	$0.70	$(0.13)
Diluted net income (loss) per share attributable to ViaSat, Inc. common stockholders	$0.31	$(0.13)	$0.68	$(0.13)
Shares used in computing basic net income (loss) per share	47,375	45,935	46,920	45,576
Shares used in computing diluted net income (loss) per share	48,439	45,935	48,097	45,576

Comprehensive income (loss):
Net income (loss)	$14,784	$(5,960)	$32,455	$(5,166)
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on hedging, net of tax	16	(94)	(24)	175
Foreign currency translation adjustments, net of tax	(749)	247	(1,369)	1,321

Other comprehensive (loss) income, net of tax	(733)	153	(1,393)	1,496
Comprehensive income (loss)	14,051	(5,807)	31,062	(3,670)

Less: comprehensive (loss) income attributable to the noncontrolling interest, net of tax	(27)	33	(359)	764

Comprehensive income (loss) attributable to ViaSat, Inc.	$14,078	$(5,840)	$31,421	$(4,434)

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	January 2, 2015	January 3, 2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$32,455	$(5,166)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	132,555	117,742
Amortization of intangible assets	30,857	18,009
Deferred income taxes	7,920	(20,693)
Stock-based compensation expense	28,072	24,365
Loss on disposition of fixed assets	24,954	24,592
Other non-cash adjustments	3,535	4,661
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,166	(18,688)
Inventories	(2,534)	(16,470)
Other assets	(3,276)	(7,059)
Accounts payable	1,020	10,801
Accrued liabilities	19,169	2,063
Other liabilities	(6,460)	749

Net cash provided by operating activities	271,433	134,906
Cash flows from investing activities:
Purchase of property, equipment and satellites	(272,934)	(244,863)
Cash paid for patents, licenses and other assets	(37,076)	(33,210)
Payments related to acquisition of businesses, net of cash acquired	(56,545)	(2,400)

Net cash used in investing activities	(366,555)	(280,473)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	320,000	145,000
Payments of revolving credit facility borrowings	(190,000)	(60,000)
Payment of debt issuance costs	—	(2,512)
Proceeds from issuance of common stock under equity plans	21,789	15,776
Purchase of common stock in treasury related to tax withholdings for stock-based compensation	(14,382)	(14,829)
Other	(2,660)	(2,275)

Net cash provided by financing activities	134,747	81,160
Effect of exchange rate changes on cash	(328)	31

Net increase (decrease) in cash and cash equivalents	39,297	(64,376)
Cash and cash equivalents at beginning of period	58,347	105,738

Cash and cash equivalents at end of period	$97,644	$41,362

Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$10,194	$8,018
Capital expenditures not paid for	$8,405	$19,697

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	ViaSat, Inc. Stockholders							Noncontrolling Interest in Subsidiary	Total
	Common Stock				Common Stock Held in Treasury		Accumulated Other Comprehensive Income (Loss)
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings
					Number of Shares	Amount
	(In thousands, except share data)
Balance at April 4, 2014	47,419,831	$5	$776,452	$211,600	(1,190,572)	$(49,358)	$2,313	$5,623	$946,635
Exercise of stock options	673,300	—	14,319	—	—	—	—	—	14,319
Issuance of stock under Employee Stock Purchase Plan	152,268	—	7,470	—	—	—	—	—	7,470
Stock-based compensation	—	—	28,900	—	—	—	—	—	28,900
Shares issued in settlement of certain accrued employee compensation liabilities	180,526	—	10,194	—	—	—	—	—	10,194
RSU awards vesting	50,021	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(14,400)	(810)	—	—	(810)
Retirement of common stock held in treasury	(1,204,972)	—	(50,168)	—	1,204,972	50,168	—	—	—
RSU awards vesting, net of shares withheld for taxes which have been retired	364,589	—	(13,572)	—	—	—	—	—	(13,572)
Net income (loss)	—	—	—	32,814	—	—	—	(359)	32,455
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,393)	—	(1,393)

Balance at January 2, 2015	47,635,563	$5	$773,595	$244,414	—	$—	$920	$5,264	$1,024,198

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at January 2, 2015, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended January 2, 2015 and January 3, 2014, the condensed consolidated statements of cash flows for the nine months ended January 2, 2015 and January 3, 2014 and the condensed consolidated statement of equity for the nine months ended January 2, 2015 have been prepared by the management of ViaSat, Inc. (also referred to hereafter as the Company or ViaSat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended April 4, 2014 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended April 4, 2014 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

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

During the first quarter of fiscal year 2015, the Company completed the acquisition of NetNearU Corp. (NetNearU), a privately held Delaware corporation (see Note 10). During the first quarter of fiscal year 2014, the Company completed the acquisition of LonoCloud, Inc. (LonoCloud), an early-stage privately held company. These acquisitions were accounted for as purchases and, accordingly, the condensed consolidated financial statements include the operating results of NetNearU and LonoCloud from the dates of acquisition.

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

Revenue recognition

A substantial portion of the Company’s revenues is derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the authoritative guidance for the percentage-of-completion method of accounting (Accounting Standards Codification (ASC) 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract, or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three months ended January 2, 2015 and January 3, 2014, the Company recorded losses of approximately $0.3 million and $1.7 million, respectively, related to loss contracts. During the nine months ended January 2, 2015 and January 3, 2014, the Company recorded losses of approximately $0.4 million and $2.7 million, respectively, related to loss contracts.

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

Contract costs on U.S. government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. government agencies, as well as negotiations with U.S. government representatives. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal year 2011 and subsequent fiscal years. During the second quarter of fiscal year 2015, the DCAA completed its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2010 without further audit. Although the

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Company has recorded contract revenues subsequent to fiscal year 2010 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of January 2, 2015 and April 4, 2014, the Company had $5.2 million and $6.7 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 8). The decrease in contract-related reserves, recorded during the second quarter of fiscal year 2015, reflects the conclusion of the DCAA’s incurred cost audit for fiscal year 2004 and the DCAA’s approval of the Company’s incurred cost claims for fiscal years 2005 through 2010.

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in selling, general and administrative (SG&A) expenses. Advertising expenses for the three months ended January 2, 2015 and January 3, 2014 were $5.7 million and $5.4 million, respectively, and for the nine months ended January 2, 2015 and January 3, 2014 were $13.0 million and $14.5 million, respectively.

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to assets under construction, including the ViaSat-2 satellite which commenced construction during the first quarter of fiscal year 2014, the Company capitalized $4.1 million and $2.5 million of interest expense for the three months ended January 2, 2015 and January 3, 2014, respectively, and capitalized $10.8 million and $5.4 million of interest expense for the nine months ended January 2, 2015 and January 3, 2014, respectively.

The Company owns two satellites: ViaSat-1 (its first high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). In May 2013, the Company entered into a satellite construction contract for ViaSat-2, its second high-capacity Ka-band satellite. In addition, the Company has an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and owns related gateway and networking equipment for all of its satellites. The Company periodically reviews the remaining estimated useful life of its satellites to determine if revisions to estimated lives are necessary. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property and equipment in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, gateway and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of January 2, 2015 were $238.1 million and $99.8 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of April 4, 2014 were $221.0 million and $79.8 million, respectively.

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

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.2 million related to patents were included in other assets as of January 2, 2015 and April 4, 2014. The Company had capitalized costs of $15.0 million and $13.5 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of January 2, 2015 and April 4, 2014, respectively. Accumulated amortization related to these assets was approximately $1.3 million and $1.0 million as of January 2, 2015 and April 4, 2014, respectively. Amortization expense related to these assets was an insignificant amount and $0.3 million for the three and nine months ended January 2, 2015, respectively. Amortization expense related to these assets was an insignificant amount for the three and nine months ended January 3, 2014. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three and nine months ended January 2, 2015 and January 3, 2014, the Company did not write off any significant costs due to abandonment or impairment.

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

Software development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $109.6 million and $91.0 million related to software developed for resale were included in other assets as of January 2, 2015 and April 4, 2014, respectively. The Company capitalized $13.1 million and $35.8 million of costs related to software developed for resale for the three and nine months ended January 2, 2015, respectively. The Company capitalized $11.4 million and $28.3 million of costs related to software developed for resale for the three and nine months ended January 3, 2014, respectively. Amortization expense for software development costs was $7.6 million and $17.2 million for the three and nine months ended January 2, 2015, respectively, and $2.3 million and $6.9 million for the three and nine months ended January 3, 2014, respectively.

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $3.7 million and $3.5 million as of January 2, 2015 and April 4, 2014, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At January 2, 2015 and April 4, 2014, no such amounts were accrued related to the aforementioned provisions.

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

Common stock held in treasury

During the first nine months of fiscal years 2015 and 2014, the Company issued 629,896 and 620,875 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company repurchased 229,686 and 230,316 shares of common stock with a total value of $14.4 million and $14.8 million during the first nine months of fiscal years 2015 and 2014, respectively.

During the first nine months of fiscal year 2015, the Company retired 1,420,258 shares of treasury stock with a total value of $63.7 million. These shares remain as authorized stock; however they are now considered to be unissued. This treasury stock retirement resulted in a decrease in common stock held in treasury and in paid-in capital of $63.7 million in the Company’s condensed consolidated balance sheet. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

As of April 4, 2014 and January 2, 2015, the Company had 1,190,572 shares and no shares of common stock held in treasury, respectively. During the third quarter of fiscal year 2015, the Board of Directors of the Company approved the retirement of all shares of treasury stock and, with respect to the future issuance of shares of common stock upon vesting of restricted stock units, approved the immediate retirement of shares withheld for employee withholding taxes. Although shares withheld for employee withholding taxes are not issued, they are treated as common stock repurchases for accounting purposes, as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units.

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

During the three and nine months ended January 2, 2015, the Company settled certain foreign exchange contracts and in connection therewith recognized a loss of $0.1 million recorded in cost of revenues based on the nature of the underlying transactions. During the three and nine months ended January 3, 2014, the Company recognized an immaterial gain and loss, respectively, related to the settlement of certain foreign exchange contracts recorded in cost of revenues based on the nature of the underlying transactions. The Company had no foreign currency forward contracts outstanding as of January 2, 2015. The fair value of the Company’s foreign currency forward contracts was an other current asset of less than $0.1 million as of April 4, 2014. The notional value of foreign currency forward contracts outstanding as of April 4, 2014 was $3.3 million.

There were no gains or losses from ineffectiveness of these derivative instruments recorded for the three and nine months ended January 2, 2015 and January 3, 2014.

Stock-based compensation

        In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense on a straight-line basis over the employee’s requisite service period. Stock-based compensation expense is recognized in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended January 2, 2015 and January 3, 2014 only for those awards ultimately expected to vest, with forfeitures estimated at the date of grant. The authoritative guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognized $10.1 million and $28.1 million of stock-based compensation expense for the three and nine months ended January 2, 2015, respectively. The Company recognized $8.7 million and $24.4 million of stock-based compensation expense for the three and nine months ended January 3, 2014, respectively.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

For the nine months ended January 2, 2015 and January 3, 2014, the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit awards vesting as the excess tax benefit from stock options exercised and restricted stock unit awards vesting increased the Company’s net operating loss carryforward.

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

The Company’s analysis of the need for a valuation allowance on deferred tax assets considered the losses incurred during the fiscal years ended April 4, 2014 and March 29, 2013 and the income generated during the nine months ended January 2, 2015. In fiscal year 2013, the Company recorded a significant loss, a substantial portion of which resulted from an extinguishment of debt charge that was recorded upon the refinancing of the Company’s former 8.875% Senior Notes due 2016 (2016 Notes) with the proceeds from the issuance of additional 6.875% Senior Notes due 2020 (2020 Notes), which provides a benefit to net income due to the lower interest rate of the 2020 Notes. The loss from fiscal year 2014 was less significant and a substantial portion of that loss related to legal expense focused on protecting and extending the Company’s technology advantages in the litigation against Space Systems/Loral, Inc. (SS/L) and its former parent company Loral Space & Communications, Inc. (Loral), which was resolved in the Company’s favor during the second quarter of fiscal year 2015 (see Note 8). In addition to these events, the Company’s evaluation considered other factors, including the Company’s contractual backlog, the Company’s history of positive earnings, current earnings trends assuming the Company’s satellite subscriber base continues to grow, taxable income adjusted for certain items, and forecasted income by jurisdiction. The Company also considered the lengthy period over which these net deferred tax assets can be realized and the Company’s history of not having federal tax loss carryforwards expire unused.

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

In November 2014, the FASB issued ASU 2014-17, Business Combinations (ASC 805): Pushdown Accounting. ASU 2014-17 provides companies with the option to apply pushdown accounting in their separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. This guidance became effective for the Company in November 2014 and the authoritative guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

Note 2 — Composition of Certain Balance Sheet Captions

	As of January 2, 2015	As of April 4, 2014
	(In thousands)
Accounts receivable, net:
Billed	$119,555	$129,794
Unbilled	149,478	143,651
Allowance for doubtful accounts	(931)	(1,554)

	$268,102	$271,891

Inventories:
Raw materials	$46,349	$42,786
Work in process	21,461	22,279
Finished goods	61,377	54,536

	$129,187	$119,601

Prepaid expenses and other current assets:
Prepaid expenses	$39,160	$41,341
Other	4,357	2,729

	$43,517	$44,070

Satellites, net:
Satellite — WildBlue-1 (estimated useful life of 10 years)	$195,890	$195,890
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellite — ViaSat-1 (estimated useful life of 17 years)	363,204	363,204
Satellite — ViaSat-2 (under construction)	283,836	146,610

	942,020	804,794
Less accumulated depreciation and amortization	(212,105)	(173,958)

	$729,915	$630,836

Property and equipment, net:
Equipment and software (estimated useful life of 2-7 years)	$496,145	$452,197
CPE leased equipment (estimated useful life of 4-5 years)	238,062	221,017
Furniture and fixtures (estimated useful life of 7 years)	19,987	18,773
Leasehold improvements (estimated useful life of 2-17 years)	66,814	62,159
Building (estimated useful life of 24 years)	8,923	8,923
Land	1,621	1,621
Construction in progress	13,938	17,062

	845,490	781,752
Less accumulated depreciation	(431,638)	(360,086)

	$413,852	$421,666

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	As of January 2, 2015	As of April 4, 2014
	(In thousands)
Other acquired intangible assets, net:
Technology (weighted average useful life of 6 years)	$67,279	$57,084
Contracts and customer relationships (weighted average useful life of 8 years)	99,649	88,853
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 3 years)	5,940	5,680
Other (weighted average useful life of 7 years)	8,727	6,320

	190,195	166,537
Less accumulated amortization	(143,666)	(131,140)

	$46,529	$35,397

Other assets:
Capitalized software costs, net	$109,581	$91,022
Patents, orbital slots and other licenses, net	16,900	15,700
Deferred income taxes	98,584	110,711
Other	43,542	39,535

	$268,607	$256,968

Accrued liabilities:
Collections in excess of revenues and deferred revenues	$98,818	$69,127
Accrued employee compensation	27,379	23,954
Accrued vacation	23,451	22,550
Warranty reserve, current portion	9,355	9,368
Current portion of other long-term debt	1,066	1,856
Other	26,934	49,119

	$187,003	$175,974

Other liabilities:
Deferred revenue, long-term portion	$5,765	$10,097
Deferred rent, long-term portion	8,006	9,758
Warranty reserve, long-term portion	6,621	7,655
Deferred income taxes, long-term portion	333	816
Satellite performance incentives obligation, long-term portion	20,250	20,567

	$40,975	$48,893

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

The following tables present the Company’s hierarchy for its assets measured at fair value on a recurring basis as of January 2, 2015 and April 4, 2014:

	Fair Value as of January 2, 2015	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$2,032	$2,032	$—	$—

Total assets measured at fair value on a recurring basis	$2,032	$2,032	$—	$—

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Fair Value as of April 4, 2014	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$2,087	$2,087	$—	$—
Foreign currency forward contracts	40	—	40	—

Total assets measured at fair value on a recurring basis	$2,127	$2,087	$40	$—

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

Long-term debt — The Company’s long-term debt consists of borrowings under its revolving credit facility (the Credit Facility), reported at the outstanding principal amount of borrowings, and $575.0 million in aggregate principal amount of 2020 Notes reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. As of January 2, 2015 and April 4, 2014, the fair value of the Company’s outstanding long-term debt related to the 2020 Notes was determined using quoted prices in active markets (Level 1) and was approximately $598.0 million and $616.7 million, respectively. The fair value of the Company’s long-term debt related to the Credit Facility approximates its carrying amount due to the variable interest rate on the revolving line of credit, which approximates a market interest rate.

Satellite performance incentives obligation — The Company’s contract with the manufacturer of ViaSat-1 requires the Company to make monthly in-orbit satellite performance incentive payments, including interest at 7.0%, over a fifteen-year period from December 2011 to December 2026, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentives on a recurring basis. The fair value of the Company’s outstanding satellite performance incentives is estimated to approximate their carrying value based on current rates (Level 2). As of each of January 2, 2015 and April 4, 2014, the Company’s estimated satellite performance incentives obligation and accrued interest was $22.5 million and $22.6 million, respectively.

Note 4 — Shares Used In Computing Diluted Net Income (Loss) Per Share

	Three Months Ended		Nine Months Ended
	January 2, 2015	January 3, 2014	January 2, 2015	January 3, 2014
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net income (loss) per share attributable to ViaSat, Inc. common stockholders	47,375	45,935	46,920	45,576
Options to purchase common stock as determined by application of the treasury stock method	426	—	518	—
Restricted stock units to acquire common stock as determined by application of the treasury stock method	503	—	521	—
Potentially issuable shares in connection with certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan equivalents	135	—	138	—

Shares used in computing diluted net income (loss) per share attributable to ViaSat, Inc. common stockholders	48,439	45,935	48,097	45,576

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Antidilutive shares relating to stock options excluded from the calculation comprised 508,799 and 379,968 shares for the three and nine months ended January 2, 2015, respectively.

Antidilutive shares relating to restricted stock units excluded from the calculation comprised 385,817 and 128,589 for the three and nine months ended January 2, 2015, respectively.

The weighted average number of shares used to calculate basic and diluted net income (loss) per share attributable to ViaSat, Inc. common stockholders is the same for both the three and nine months ended January 3, 2014, as the Company incurred a net loss attributable to ViaSat, Inc. common stockholders for the three and nine months ended January 3, 2014 and inclusion of common share equivalents would be antidilutive. Common share equivalents excluded from the calculation for the three months ended January 3, 2014 were 947,362 shares relating to stock options, 585,543 shares relating to restricted stock units and 112,493 shares relating to certain terms of the amended ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan. Common share equivalents excluded from the calculation for the nine months ended January 3, 2014 were 878,116 shares relating to stock options, 625,587 shares relating to restricted stock units and 136,767 shares relating to certain terms of the amended ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

Note 5 — Goodwill and Acquired Intangible Assets

During the first nine months of fiscal year 2015, the Company’s goodwill increased by approximately $33.6 million, of which $34.3 million was related to the acquisition of NetNearU recorded within the Company’s government systems segment, partially offset by the effect of foreign currency translation recorded within the Company’s government systems and commercial networks segments.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years, which is not materially different from the economic benefit method. Amortization expense related to other acquired intangible assets was $4.7 million and $3.7 million for the three months ended January 2, 2015 and January 3, 2014, respectively, and $13.3 million and $10.9 million for the nine months ended January 2, 2015 and January 3, 2014, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended January 2, 2015	$13,338

Expected for the remainder of fiscal year 2015	$4,642
Expected for fiscal year 2016	15,019
Expected for fiscal year 2017	7,699
Expected for fiscal year 2018	6,365
Expected for fiscal year 2019	3,869
Thereafter	8,935

$46,529

Note 6 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of January 2, 2015 and April 4, 2014:

	As of January 2, 2015	As of April 4, 2014
	(In thousands)
Senior Notes
2020 Notes	$575,000	$575,000
Unamortized premium on the 2020 Notes	7,965	8,861

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	As of January 2, 2015	As of April 4, 2014
	(In thousands)
Total senior notes, net of premium	582,965	583,861
Less: current portion of the senior notes	—	—

Total senior notes long-term, net	582,965	583,861

Other Long-Term Debt
Revolving credit facility	235,000	105,000
Other	1,919	2,756

Total other long-term debt	236,919	107,756
Less: current portion of other long-term debt	1,066	1,856

Other long-term debt, net	235,853	105,900

Total debt	819,884	691,617
Less: current portion	1,066	1,856

Long-term debt, net	$818,818	$689,761

Credit Facility

As of January 2, 2015, the Company’s Credit Facility provided a $500.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of November 26, 2018. Borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. At January 2, 2015, the weighted average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was 2.17%. The Company has capitalized certain amounts of interest expense on the Credit Facility in connection with the construction of various assets during the construction period. The Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of January 2, 2015, none of the Company’s subsidiaries guaranteed the Credit Facility.

The Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

The Company was in compliance with its financial covenants under the Credit Facility as of January 2, 2015. At January 2, 2015, the Company had $235.0 million in principal amount of outstanding borrowings under the Credit Facility and $40.5 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of January 2, 2015 of $224.5 million.

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

The 2020 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Credit Facility. During the second quarter of fiscal year 2014, the last remaining subsidiary guarantor, ViaSat Communications, Inc., was merged into the Company. Accordingly, as of January 2, 2015, none of the Company’s subsidiaries guaranteed the 2020 Notes. The 2020 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2020 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facility (to the extent of the value of the

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2020 Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

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

Note 7 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as accrued liabilities and amounts expected to be incurred beyond twelve months are classified as other liabilities in the condensed consolidated financial statement. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the nine months ended January 2, 2015 and January 3, 2014:

	Nine Months Ended
	January 2, 2015	January 3, 2014
	(In thousands)
Balance, beginning of period	$17,023	$14,107
Change in liability for warranties issued in period	4,512	8,184
Settlements made (in cash or in kind) during the period	(5,559)	(4,987)

Balance, end of period	$15,976	$17,304

Note 8 — Commitments and Contingencies

In May 2013, the Company entered into an agreement to purchase ViaSat-2, the Company’s second high-capacity Ka-band satellite, from The Boeing Company (Boeing) at a price of approximately $358.0 million, plus an additional amount for launch support services to be performed by Boeing.

From time to time, the Company is involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, the Company believes that the resolution of its current pending matters will not have a material adverse effect on its business, financial condition, results of operations or liquidity.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal year 2011 and subsequent fiscal years. During the second quarter of fiscal year 2015, the DCAA completed its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2010 without further audit. Although the Company has recorded contract revenues subsequent to fiscal year 2010 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of January 2, 2015 and April 4, 2014, the Company had $5.2 million and $6.7 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on status of the related contracts. The decrease in contract-related reserves reflects the conclusion of the DCAA’s incurred cost audit for fiscal year 2004 and the DCAA’s approval of the Company’s incurred cost claims for fiscal years 2005 through 2010.

Certain Matters Resolved During the First Nine Months of Fiscal Year 2015

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

The Company accounted for the amounts payable by SS/L and Loral under the Settlement Agreement as a multiple-element arrangement and allocated the total consideration to the identifiable elements based upon their fair value. The consideration assigned to each element was as follows:

(In thousands)
Implied license	$85,132
Other damages	18,714
Interest income	4,866

$108,712

During the third quarter of fiscal year 2015, the Company recorded $6.9 million with respect to amounts realized under the Settlement Agreement during the quarter, of which $6.0 million was recognized as product revenues in the Company’s satellite services segment and $0.9 million was recognized as interest income in the condensed consolidated financial statements. During the first nine months of fiscal year 2015, the Company recorded $46.9 million with respect to amounts realized under the Settlement Agreement, of which $27.0 million was recognized as product revenues and $18.7 million was recognized as a reduction to SG&A expenses in the Company’s satellite services segment, and $1.2 million was recognized as interest income in the condensed consolidated financial statements. The remaining payments under the Settlement Agreement will be recognized in future periods when realized, and will be recorded as product revenues in the satellite services segment and interest income.

Note 9 — Income Taxes

The Company currently estimates its annual effective income tax expense rate to be approximately 21.2% for fiscal year 2015. The estimated effective tax rate is different from the expected statutory rate primarily due to federal research and development tax credits recorded as a result of the Tax Increase Prevention Act of 2014 enacted on December 19, 2014, which extended the research and development credit from January 1, 2014 to December 31, 2014. In the first two quarters of fiscal year 2015, the Company’s

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

estimated annual effective income tax rate did not include the effect of the extension of the research and development tax credit, which resulted in an adjustment of approximately $5.9 million in tax benefits in the third quarter of fiscal year 2015. Also as a result of the extension of the research and development tax credit, approximately $2.4 million of research and development credit generated in the fourth quarter of fiscal year 2014 was recognized as a discrete tax benefit in the third quarter of fiscal year 2015. If the federal research and development tax credit is reinstated through the end of fiscal year 2015, the Company may have a lower annual effective income tax expense rate for fiscal year 2015, and the amount of any such decrease will depend on the effective date of any such reinstatement, the terms of the reinstatement, as well as the amount of eligible research and development expenses in the reinstated period.

Future realization of the existing deferred tax asset ultimately depends on future profitability and the existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carryforward period available under tax law. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established which would cause a decrease to income in the period such determination is made. The Company’s analysis of the need for a valuation allowance on deferred tax assets considered the losses incurred during the fiscal years ended April 4, 2014 and March 29, 2013 and the income generated during the nine months ended January 2, 2015. In fiscal year 2013, the Company recorded a significant loss, a substantial portion of which resulted from an extinguishment of debt charge that was recorded upon the refinancing of the Company’s former 2016 Notes with the proceeds from the issuance of additional 2020 Notes, which provides a benefit to net income due to the lower interest rate of the 2020 Notes. The loss from fiscal year 2014 was less significant and a substantial portion of that loss related to legal expense focused on protecting and extending our technology advantages in the litigation against SS/L and its former parent company Loral, which was resolved in the Company’s favor during the second quarter of fiscal year 2015 (see Note 8). In addition to these events, the Company’s evaluation considered other factors, including the Company’s contractual backlog, the Company’s history of positive earnings, current earnings trends assuming the Company’s satellite subscriber base continues to grow, taxable income adjusted for certain items, and forecasted income by jurisdiction. The Company also considered the lengthy period over which these net deferred tax assets can be realized and the Company’s history of not having federal tax loss carryforwards expire unused. The Company will continue to evaluate the ability to realize its deferred tax assets on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed.

For the three and nine months ended January 2, 2015, the Company’s gross unrecognized tax benefits increased by $2.3 million and $3.8 million, respectively. In the next twelve months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Segment revenues and operating profits (losses) for the three and nine months ended January 2, 2015 and January 3, 2014 were as follows:

	Three Months Ended		Nine Months Ended
	January 2, 2015	January 3, 2014	January 2, 2015	January 3, 2014
	(In thousands)
Revenues:
Satellite Services
Product (1)	$6,149	$11	$27,468	$31
Service	117,683	98,637	342,015	284,815

Total	123,832	98,648	369,483	284,846
Commercial Networks
Product	79,832	87,845	251,533	284,815
Service	4,178	4,014	11,564	14,630

Total	84,010	91,859	263,097	299,445
Government Systems
Product	88,318	105,990	257,351	301,552
Service	43,393	36,058	127,851	121,695

Total	131,711	142,048	385,202	423,247
Elimination of intersegment revenues	—	—	—	—

Total revenues	$339,553	$332,555	$1,017,782	$1,007,538

Operating profits (losses):
Satellite Services (2)	$10,421	$(9,761)	$47,823	$(37,377)
Commercial Networks	(7,558)	(6,528)	(20,801)	(3,558)
Government Systems	19,966	21,465	49,781	56,322
Elimination of intersegment operating profits	—	—	—	—

Segment operating profit before corporate and amortization of acquired intangible assets	22,829	5,176	76,803	15,387
Corporate	—	—	—	—
Amortization of acquired intangible assets	(4,651)	(3,652)	(13,338)	(10,949)

Income from operations	$18,178	$1,524	$63,465	$4,438

(1)	Of the amounts realized under the Settlement Agreement during the three and nine months ended January 2, 2015, $6.0 million and $27.0 million, respectively, was recognized as product revenues in the Company’s satellite services segment. See Note 8.
(2)	Operating profits for the satellite services segment for the three and nine months ended January 2, 2015 include $6.0 million and $45.7 million, respectively, relating to amounts realized under the Settlement Agreement. See Note 8.

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, gateways and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of January 2, 2015 and April 4, 2014 were as follows:

	As of January 2, 2015	As of April 4, 2014
	(In thousands)
Segment assets:
Satellite Services	$73,059	$73,382
Commercial Networks	222,885	229,455
Government Systems	264,838	206,848

Total segment assets	560,782	509,685
Corporate assets	1,592,542	1,450,430

Total assets	$2,153,324	$1,960,115

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Other acquired intangible assets, net and goodwill included in segment assets as of January 2, 2015 and April 4, 2014 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of January 2, 2015	As of April 4, 2014	As of January 2, 2015	As of April 4, 2014
	(In thousands)
Satellite Services	$20,636	$28,931	$9,809	$9,809
Commercial Networks	1,811	2,583	43,936	44,148
Government Systems	24,082	3,883	63,531	29,670

Total	$46,529	$35,397	$117,276	$83,627

Amortization of acquired intangible assets by segment for the three and nine months ended January 2, 2015 and January 3, 2014 was as follows:

	Three Months Ended		Nine Months Ended
	January 2, 2015	January 3, 2014	January 2, 2015	January 3, 2014
	(In thousands)
Satellite Services	$2,765	$2,765	$8,295	$8,295
Commercial Networks	369	343	1,084	994
Government Systems	1,517	544	3,959	1,660

Total amortization of acquired intangible assets	$4,651	$3,652	$13,338	$10,949

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction activities; the performance and anticipated benefits of the ViaSat-2 satellite; the expected capacity, service, coverage, service speeds and other features of ViaSat-2, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ include: our ability to realize the anticipated benefits of the ViaSat-2 satellite; unexpected expenses related to the satellite project; our ability to successfully implement our business plan for our broadband satellite services on our anticipated timeline or at all, including with respect to the ViaSat-2 satellite system; risks associated with the construction, launch and operation of ViaSat-2 and our other satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; our ability to successfully develop, introduce and sell new technologies, products and services; negative audits by the U.S. government; changes in the global business environment and economic conditions; delays in approving U.S. government budgets and cuts in government defense expenditures; our reliance on U.S. government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes on our ability to sell products and services; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 4, 2014, under the heading “Risk Factors” in Part II, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

The primary services offered by our satellite services segment are comprised of:

•	Retail and wholesale broadband satellite services offered to consumers and small businesses under the Exede and WildBlue brands, which provide two-way satellite-based broadband internet access and Voice over Internet Protocol (VoIP). As of January 2, 2015, we provided broadband satellite services to approximately 675,000 subscribers.

•	Mobile broadband services, which provide global network management and high-speed internet connectivity services for customers using airborne, maritime and ground-mobile satellite systems.

•	Enterprise broadband services, which include in-flight WiFi (including our flagship Exede In The Air service), live on-line event streaming, oil and natural gas data gathering services and high definition satellite news gathering.

On September 5, 2014, we entered into a settlement agreement with Space Systems/Loral, Inc. (SS/L) and its former parent company Loral Space & Communications, Inc. (Loral) (the Settlement Agreement), pursuant to which SS/L and Loral are required to pay us a total of $108.7 million, inclusive of interest, over a two and a half year period from the date of settlement. In exchange, we dismissed both lawsuits against SS/L and Loral. The parties further agreed not to sue each other with respect to the patents and intellectual property that were the subject of the lawsuits and, for a period of two years, not to sue each other or each other’s customers for any intellectual property claims. Payments under the Settlement Agreement will be recorded as product revenues and as a reduction of selling, general and administrative (SG&A) expenses in our satellite services segment, and as interest income. For further information, see Note 8 to the condensed consolidated financial statements.

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

Our products in our commercial networks and government systems segments are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 90% and 92% of our total revenues for these segments for the three months ended January 2, 2015 and January 3, 2014, respectively, and 89% and 93% of our total revenues for these segments for the nine months ended January 2, 2015 and January 3, 2014, respectively. The remainder of our revenue in these segments for such periods was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

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

Historically, a significant portion of our revenues has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately 22% and 32% of our total revenues in the three months ended January 2, 2015 and January 3, 2014, respectively. Revenues for our funded research and development from our customer contracts were approximately 24% and 31% of our total revenues in the nine months ended January 2, 2015 and January 3, 2014, respectively.

We also incur independent research and development (IR&D) expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development projects. IR&D expenses were approximately 4% and 5% of total revenues during the three months ended January 2, 2015 and January 3, 2014, respectively, and approximately 3% and 4% of total revenues during the nine months ended January 2, 2015 and January 3, 2014, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

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

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended January 2, 2015 and January 3, 2014, we recorded losses of approximately $0.3 million and $1.7 million, respectively, related to loss contracts. During the nine months ended January 2, 2015 and January 3, 2014, we recorded losses of approximately $0.4 million and $2.7 million, respectively, related to loss contracts.

Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and future cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. We believe we have established appropriate systems and processes to enable us to reasonably estimate future costs on our programs through regular evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of January 2, 2015 would change our income before income taxes by approximately $0.5 million.

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

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We periodically review the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three and nine months ended January 2, 2015 and January 3, 2014.

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

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our valuation allowance against deferred tax assets increased from $12.8 million at April 4, 2014 to $14.7 million at January 2, 2015. The valuation allowance primarily relates to state net operating loss carryforwards and research and development credit carryforwards available to reduce state income taxes.

Our analysis of the need for a valuation allowance on deferred tax assets considered the losses incurred during the fiscal years ended April 4, 2014 and March 29, 2013 and the income generated during the nine months ended January 2, 2015. In fiscal year 2013, we recorded a significant loss, a substantial portion of which resulted from an extinguishment of debt charge that was recorded upon the refinancing of our former 8.875% Senior Notes due 2016 (2016 Notes) with the proceeds from the issuance of additional 6.875% Senior Notes due 2020 (2020 Notes), which provides a benefit to net income due to the lower interest rate of the 2020 Notes. The loss from fiscal year 2014 was less significant and substantial portion of that loss related to legal expense focused on protecting and extending our technology advantages in the litigation against SS/L and Loral, which was resolved in our favor during the second quarter of fiscal year 2015 (see Note 8 to the condensed consolidated financial statements). In addition to these events, our evaluation considered other factors, including our contractual backlog, our history of positive earnings, current earnings trends assuming our satellite subscriber base continues to grow, taxable income adjusted for certain items, and forecasted income by jurisdiction. We also considered the lengthy period over which these net deferred tax assets can be realized and our history of not having federal tax loss carryforwards expire unused.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 2, 2015	January 3, 2014	January 2, 2015	January 3, 2014
Revenues:	100.0%	100.0%	100.0%	100.0%
Product revenues	51.3	58.3	52.7	58.2
Service revenues	48.7	41.7	47.3	41.8
Operating expenses:
Cost of product revenues	36.4	42.3	37.6	42.4
Cost of service revenues	32.5	30.9	32.5	31.1
Selling, general and administrative	20.8	20.7	19.1	20.6
Independent research and development	3.5	4.5	3.3	4.4
Amortization of acquired intangible assets	1.4	1.1	1.3	1.1

Income from operations	5.4	0.5	6.2	0.4
Interest expense, net	(2.0)	(2.8)	(2.3)	(2.9)

Income (loss) before income taxes	3.4	(2.3)	3.9	(2.5)
(Benefit from) provision for income taxes	(1.0)	(0.5)	0.7	(2.0)

Net income (loss)	4.4	(1.8)	3.2	(0.5)
Net income (loss) attributable to ViaSat, Inc.	4.4	(1.8)	3.2	(0.6)

Three Months Ended January 2, 2015 vs. Three Months Ended January 3, 2014

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	January 2, 2015	January 3, 2014
Product revenues	$174.3	$193.8	$(19.5)	(10.1)%
Service revenues	165.3	138.7	26.5	19.1%

Total revenues	$339.6	$332.6	$7.0	2.1%

Our total revenues increased by $7.0 million as a result of the $26.5 million increase in service revenues, offset by a $19.5 million decrease in product revenues. The service revenue increase was comprised of $19.0 million in our satellite services segment and $7.3 million in our government systems segment. The product revenue decrease was driven by a decrease of $17.7 million in our government systems segment and $8.0 million in our commercial networks segment, offset by an increase of $6.1 million in our satellite services segment (related to the Settlement Agreement).

Cost of revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	January 2, 2015	January 3, 2014
Cost of product revenues	$123.7	$140.5	$(16.9)	(12.0)%
Cost of service revenues	110.2	102.6	7.6	7.4%

Total cost of revenues	$233.9	$243.1	$(9.2)	(3.8)%

Cost of revenues decreased by $9.2 million due to a $16.9 million decrease in cost of product revenues, offset by an increase in cost of service revenues of $7.6 million. The cost of product revenues decrease was primarily due to decreased revenues, causing an $18.5 million decrease in cost of product revenues on a constant margin basis, prior to the effects of product revenues related to the implied license under the Settlement Agreement. This cost of product revenues decrease mainly related to our government satellite communications systems (driven by command and control situational awareness) in our government systems segment and our commercial networks segment from fixed satellite networks (driven by consumer broadband products). The cost of service revenues increase was primarily due to increased service revenues, which caused a $19.6 million increase in cost of service revenues on a constant margin basis. This increase mainly related to our Exede broadband services in our satellite services segment. However, as our Exede subscribers have continued to grow and related revenues scale, we have also experienced improved margins from our broadband services in our satellite services segment partially offsetting the cost of service revenue growth. Additionally, we have experienced improved margins in our government systems segment related to our government satellite communication systems services.

Selling, general and administrative expenses

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	January 2, 2015	January 3, 2014
Selling, general and administrative	$71.0	$69.1	$1.9	2.7%

The $1.9 million increase in SG&A expenses was primarily attributable to higher selling costs of $2.5 million (mainly due to our satellite services segment) and new business proposal costs of $1.4 million (due to our government systems segment and our commercial networks segment). These increases were partially offset by lower support costs of $2.0 million (primarily due to our satellite services segment, offset by our government systems segment). SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	January 2, 2015	January 3, 2014
Independent research and development	$11.9	$15.1	$(3.3)	(21.7)%

The $3.3 million decrease in IR&D expenses reflected decreased IR&D efforts in our commercial networks segment of $2.0 million (primarily due to a decrease in next-generation consumer broadband and next-generation satellite communication systems, offset by an increase in mobile broadband satellite communication systems) and in our government systems segment of $0.9 million (primarily due to a decrease in advancement of integrated government satellite communications platforms).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The $1.0 million increase in amortization of acquired intangible assets in the third quarter of fiscal year 2015 compared to the prior year period was the result of our acquisition of NetNearU in June 2014. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended January 2, 2015	$13,338

Expected for the remainder of fiscal year 2015	$4,642
Expected for fiscal year 2016	15,019
Expected for fiscal year 2017	7,699
Expected for fiscal year 2018	6,365
Expected for fiscal year 2019	3,869
Thereafter	8,935

$46,529

Interest income

The $0.9 million increase in interest income in the three months ended January 2, 2015 compared to the prior year period was primarily due to the recognition of $0.9 million of payments made under the Settlement Agreement as interest income.

Interest expense

The $1.5 million decrease in interest expense in the three months ended January 2, 2015 compared to the prior year period was due primarily to an increase of $1.6 million in the amount of interest capitalized during the third quarter of fiscal year 2015 compared to the same period last fiscal year. This decrease was partially offset by increased interest expense on outstanding borrowings under our revolving credit facility (the Credit Facility) during the third quarter of fiscal year 2015 due primarily to higher outstanding balances compared to the prior year period. Capitalized interest expense during the three months ended January 2, 2015 and January 3, 2014 is related to the construction of ViaSat-2 and other assets.

Provision for (benefit from) income taxes

We currently estimate our annual effective income tax expense rate to be approximately 21.2% for fiscal year 2015. For the three months ended January 2, 2015, we recorded an income tax benefit of $3.4 million. The income tax benefit rate for the three months ended January 3, 2014 was less than the income tax benefit rate for the three months ended January 2, 2015, due primarily to federal research and development tax credits recorded in the current year period as a result of the Tax Increase Prevention Act of 2014 enacted on December 19, 2014, which extended the research and development credit from January 1, 2014 to December 31, 2014. In the first two quarters of fiscal year 2015, our estimated annual effective income tax rate did not include the effect of the extension of the research and development tax credit, which resulted in an adjustment of approximately $5.9 million in tax benefits in the third quarter of fiscal year 2015. Also as a result of the extension of the research and development tax credit, approximately $2.4 million of research and development credit generated in the fourth quarter of fiscal year 2014 was recognized as a discrete tax benefit in the third quarter of fiscal year 2015. If the federal research and development tax credit is reinstated through the end of fiscal year 2015, we may have a lower annual effective income tax expense rate for fiscal year 2015, and the amount of any such decrease will depend on the effective date of any such reinstatement, the terms of the reinstatement, as well as the amount of eligible research and development expenses in the reinstated period.

Segment Results for the Three Months Ended January 2, 2015 vs. Three Months Ended January 3, 2014

Satellite services segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	January 2, 2015	January 3, 2014
Segment product revenues	$6.1	$—	$6.1	100.0%
Segment service revenues	117.7	98.6	19.0	19.3%

Total revenues	$123.8	$98.6	$25.2	25.5%

Our satellite services segment revenues grew by $25.2 million as a result of a $19.0 million increase in service revenues and a $6.1 million increase in product revenues. The increase in service revenues related primarily to retail and wholesale broadband services, and was primarily driven by an increase in the number of our Exede broadband subscribers, as well as higher average revenue per subscriber. Total subscribers grew 9% from approximately 620,000 at January 3, 2014 to approximately 675,000 at January 2, 2015. The increase in product revenues was primarily due to the recognition of $6.0 million of payments under the Settlement Agreement as product revenue in our satellite services segment.

Segment operating profit (loss)

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	January 2, 2015	January 3, 2014
Segment operating profit (loss)	$10.4	$(9.8)	$20.2	206.8%
Percentage of segment revenues	8.4%	(9.9)%

The change from an operating loss to an operating profit for our satellite services segment was primarily due to higher earnings contributions of $18.3 million from higher service revenues, primarily due to the continued growth in the size of our Exede broadband services subscriber base, which resulted in increased service revenues and improved margins. In addition, product revenues increased from the Settlement Agreement.

Commercial networks segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	January 2, 2015	January 3, 2014
Segment product revenues	$79.8	$87.8	$(8.0)	(9.1)%
Segment service revenues	4.2	4.0	0.2	4.1%

Total revenues	$84.0	$91.9	$(7.8)	(8.5)%

Our commercial networks segment revenues decreased by $7.8 million, primarily due to the $8.0 million decrease in product revenues. Of this product revenue decrease, $14.0 million related to fixed satellite networks (driven primarily by our large scale Australian Ka-band infrastructure project as it moves closer to completion as well as consumer broadband products due to reduced revenues from terminal sales, partially offset by our next-generation Ka-band system contract in Canada). This decrease was partially offset by a $6.7 million increase in product revenues for our antenna systems products.

Segment operating loss

	Three Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	January 2, 2015	January 3, 2014
Segment operating loss	$(7.6)	$(6.5)	$(1.0)	(15.8)%
Percentage of segment revenues	(9.0)%	(7.1)%

The $1.0 million increase in our commercial networks segment operating loss was primarily due to lower earnings contributions of $2.5 million due mainly to lower revenues from fixed satellite networks (driven primarily by consumer broadband products). In addition, our commercial networks segment experienced lower margins in our fixed satellite networks (driven primarily by consumer broadband products due to a change in the mix towards funded development activities versus terminal production contracts) and in our antenna systems products and services. In addition, the operating loss was due to higher new business proposal and selling costs of $0.6 million, offset by decreased IR&D expenses of $2.0 million.

Government systems segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	January 2, 2015	January 3, 2014
Segment product revenues	$88.3	$106.0	$(17.7)	(16.7)%
Segment service revenues	43.4	36.1	7.3	20.3%

Total revenues	$131.7	$142.0	$(10.3)	(7.3)%

Our government systems segment revenues decreased by $10.3 million, due to a $17.7 million decrease in product revenues, offset by a $7.3 million increase in service revenues. The product revenue decrease was primarily due to a $23.2 million revenue decrease in government satellite communication systems (mainly attributable to command and control situational awareness), partially offset by a $4.2 million increase in revenues related to tactical data link products and a $1.1 million increase in information assurance products. Of the service revenue increase, $6.8 million related to NetNearU, our newly acquired subsidiary, and $2.7 million related to government satellite communication systems services (mainly attributable to broadband networking services revenues for military customers).

Segment operating profit

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	January 2, 2015	January 3, 2014
Segment operating profit	$20.0	$21.5	$(1.5)	(7.0)%
Percentage of segment revenues	15.2%	15.1%

The $1.5 million decrease in our government systems segment operating profit reflected higher new business proposal, support and selling costs of $2.8 million, offset by decreased IR&D expenses of $0.9 million and higher earnings contributions of $0.4 million.

Nine Months Ended January 2, 2015 vs. Nine Months Ended January 3, 2014

Revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	January 2, 2015	January 3, 2014
Product revenues	$536.4	$586.4	$(50.0)	(8.5)%
Service revenues	481.4	421.1	60.3	14.3%

Total revenues	$1,017.8	$1,007.5	$10.2	1.0%

Our total revenues increased by $10.2 million as a result of the $60.3 million increase in service revenues, offset by the $50.0 million decrease in product revenues. The service revenue increase was comprised of $57.2 million in our satellite services segment and $6.2 million in our government systems segment, offset by a decrease of $3.1 million in our commercial networks segment. The product revenue decrease was comprised of $44.2 million in our government systems segment and $33.3 million in our commercial networks segment, offset by an increase of $27.4 million in our satellite services segment (related to the Settlement Agreement).

Cost of revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	January 2, 2015	January 3, 2014
Cost of product revenues	$382.8	$427.5	$(44.8)	(10.5)%
Cost of service revenues	330.6	313.0	17.6	5.6%

Total cost of revenues	$713.3	$740.5	$(27.2)	(3.7)%

Cost of revenues decreased by $27.2 million due to a decrease in cost of product revenues of $44.8 million, offset by a $17.6 million increase in cost of service revenues. The cost of product revenues decrease was primarily due to a decrease in product revenues, causing a $56.1 million decrease in cost of product revenues on a constant margin basis, prior to the effects of product revenues related to the implied license under the Settlement Agreement. This cost of product revenues decrease mainly related to our government systems segment from government satellite communication systems (driven by command and control situational awareness) and to our commercial networks segment from fixed satellite networks (driven by consumer broadband products). The above $56.1 million decrease in cost of product revenues on a constant margin basis was offset by lower margins from our commercial networks segment from fixed satellite networks (driven by consumer broadband products), mobile broadband satellite communication systems products, and antenna systems products. The cost of service revenues increase was primarily due to increased service revenues, which caused a $44.8 million increase in cost of service revenues on a constant margin basis. This increase mainly related to our Exede broadband services in our satellite services segment. However, as our Exede subscribers have continued to grow and related revenues scale, we have also experienced improved margins from our broadband services in our satellite services segment offsetting the cost of service growth. Additionally, we have experienced improved margins in our government systems segment related to our government satellite communication systems services.

Selling, general and administrative expenses

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	January 2, 2015	January 3, 2014
Selling, general and administrative	$194.5	$207.5	$(13.0)	(6.3)%

The $13.0 million decrease in SG&A expenses was primarily attributable to the recognition of $18.7 million of payments made under the Settlement Agreement as a reduction to SG&A expenses in our satellite services segment. Additionally, the decrease in SG&A expenses included lower selling costs of $4.5 million (primarily due to our satellite services segment), offset by an increase in new business proposal costs of $7.4 million (mainly due to our government systems segment). SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	January 2, 2015	January 3, 2014
Independent research and development	$33.2	$44.2	$(11.0)	(24.9)%

The $11.0 million decrease in IR&D expenses reflected decreased IR&D efforts in our government systems segment of $5.4 million (primarily due to a decrease in advancement of integrated government satellite communications platforms and development of next-generation dual band mobility solutions, offset by an increase in information assurance projects) and a decrease in our commercial networks segment of $5.0 million (primarily due to a decrease in next-generation consumer broadband and next-generation satellite communication systems, offset by an increase in mobile broadband satellite communication systems).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The $2.4 million increase in amortization of acquired intangible assets in the first nine months of fiscal year 2015 compared to the prior year period was primarily the result of our acquisition of NetNearU in June 2014. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended January 2, 2015	$13,338

Expected for the remainder of fiscal year 2015	$4,642
Expected for fiscal year 2016	15,019
Expected for fiscal year 2017	7,699
Expected for fiscal year 2018	6,365
Expected for fiscal year 2019	3,869
Thereafter	8,935

$46,529

Interest income

The $1.2 million increase in interest income in the nine months ended January 2, 2015 compared to the prior year period was primarily due to the recognition of $1.2 million of payments made under the Settlement Agreement as interest income.

Interest expense

The $4.6 million decrease in interest expense in the nine months ended January 2, 2015 compared to the prior year period was due primarily to an increase of $5.4 million in the amount of interest capitalized during the first nine months of fiscal year 2015 compared to the same period last fiscal year. This decrease was partially offset by increased interest expense on outstanding borrowings under our Credit Facility during the first nine months of fiscal year 2015 due primarily to higher outstanding balances compared to the prior year period. Capitalized interest expense during the nine months ended January 2, 2015 and January 3, 2014 is related to the construction of ViaSat-2 and other assets.

Provision for (benefit from) income taxes

We currently estimate our annual effective income tax expense rate to be approximately 21.2% for fiscal year 2015. For the nine months ended January 2, 2015, we recorded income tax expense of $7.6 million. The income tax benefit rate for the nine months ended January 3, 2014 was greater than the income tax expense rate for the nine months ended January 2, 2015, due primarily to the release of a valuation allowance of $2.7 million on state net operating loss carryforwards during the prior year period and the recording in the current period of federal research and development tax credits as a result of the Tax Increase Prevention Act of 2014 enacted on December 19, 2014, which extended the research and development credit from January 1, 2014 to December 31, 2014. In the first two quarters of fiscal year 2015, our estimated annual effective income tax rate did not include the effect of the extension of the research and development tax credit, which resulted in an adjustment of approximately $5.9 million in tax benefits in the third quarter of fiscal year 2015. Also as a result of the extension of the research and development tax credit, approximately $2.4 million of research and development credit generated in the fourth quarter of fiscal year 2014 was recognized as a discrete tax benefit in the third quarter of fiscal year 2015. If the federal research and development tax credit is reinstated through the end of fiscal year 2015, we may have a lower annual effective income tax expense rate for fiscal year 2015, and the amount of any such decrease will depend on the effective date of any such reinstatement, the terms of the reinstatement, as well as the amount of eligible research and development expenses in the reinstated period.

Segment Results for the Nine Months Ended January 2, 2015 vs. Nine Months Ended January 3, 2014

Satellite services segment

Revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	January 2, 2015	January 3, 2014
Segment product revenues	$27.5	$—	$27.4	100.0%
Segment service revenues	342.0	284.8	57.2	20.1%

Total revenues	$369.5	$284.8	$84.6	29.7%

Our satellite services segment revenues grew by $84.6 million as a result of a $57.2 million increase in service revenues and a $27.4 million increase in product revenues. The increase in service revenues related primarily to retail and wholesale broadband services, and was primarily driven by an increase in the number of Exede broadband subscribers, as well as related higher average revenue per subscriber. Total subscribers grew 9% from approximately 620,000 at January 3, 2014 to approximately 675,000 at January 2, 2015. The service revenue increase also included the expansion of our in-flight Wi-Fi service with over 270 aircraft in service as of the end of the third quarter of fiscal year 2015. The increase in product revenues was primarily due to the recognition of $27.0 million of payments under the Settlement Agreement as product revenue in our satellite services segment.

Segment operating profit (loss)

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	January 2, 2015	January 3, 2014
Segment operating profit (loss)	$47.8	$(37.4)	$85.2	227.9%
Percentage of segment revenues	12.9%	(13.1)%

The change from an operating loss to an operating profit for our satellite services segment was primarily due to higher earnings contributions of $59.2 million. Continued growth in the size of our Exede broadband services subscriber base resulted in increased service revenues and improved margins. In addition, our satellite services segment operating profit included $45.7 million from the Settlement Agreement, which resulted in increased product revenues and a decrease in SG&A expenses. Selling costs also decreased due to decreased sales and marketing support costs, reflecting a more established consumer broadband subscriber base. Additionally, legal expense decreased as a result of the Settlement Agreement.

Commercial networks segment

Revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	January 2, 2015	January 3, 2014
Segment product revenues	$251.5	$284.8	$(33.3)	(11.7)%
Segment service revenues	11.6	14.6	(3.1)	(21.0)%

Total revenues	$263.1	$299.4	$(36.3)	(12.1)%

Our commercial networks segment revenues decreased by $36.3 million, primarily due to the $33.3 million decrease in product revenues. Of this product revenue decrease, $51.9 million related to fixed satellite networks (driven primarily by our large scale Australian Ka-band infrastructure project as it moves closer to completion as well as consumer broadband products due to reduced revenues from terminal sales, partially offset by our next-generation Ka-band system contract in Canada). Our satellite networking development programs revenues also decreased $3.2 million. These decreases were partially offset by a $23.7 million increase in product revenues for our antenna systems products.

Segment operating loss

	Nine Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	January 2, 2015	January 3, 2014
Segment operating loss	$(20.8)	$(3.6)	$(17.2)	(484.6)%
Percentage of segment revenues	(7.9)%	(1.2)%

The $17.2 million increase in our commercial networks segment operating loss was primarily due to lower earnings contributions of $20.9 million from lower revenues due to fixed satellite networks (driven primarily by consumer broadband products), as well as lower margins resulting from a change in the mix towards funded development activities versus terminal production contracts in our fixed satellite networks (driven primarily by consumer broadband products). We also experienced lower margins in our mobile broadband satellite communication systems products and antenna systems and services.

Government systems segment

Revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	January 2, 2015	January 3, 2014
Segment product revenues	$257.4	$301.6	$(44.2)	(14.7)%
Segment service revenues	127.9	121.7	6.2	5.1%

Total revenues	$385.2	$423.2	$(38.0)	(9.0)%

Our government systems segment revenues decreased by $38.0 million, due primarily to a $44.2 million decrease in product revenues. The product revenue decrease was primarily due to a $76.8 million revenue decrease in government satellite communication systems (mainly attributable to command and control situational awareness) and a $6.9 million decrease in tactical satcom radio products (relating to our majority-owned subsidiary TrellisWare Technologies, Inc.), partially offset by a $25.8 million increase in revenues related to tactical data link products and by a $12.9 million increase in information assurance products.

Segment operating profit

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	January 2, 2015	January 3, 2014
Segment operating profit	$49.8	$56.3	$(6.5)	(11.6)%
Percentage of segment revenues	12.9%	13.3%

The $6.5 million decrease in our government systems segment operating profit reflected higher new business proposal, support and selling costs of $11.1 million, offset by lower IR&D costs of $5.4 million.

Backlog

As reflected in the table below, our overall firm and funded backlog increased during the first nine months of fiscal year 2015. The increases in both firm and funded backlog were due to increases in both our government systems and satellite services segments.

	As of January 2, 2015	As of April 4, 2014
	(In millions)
Firm backlog
Satellite Services segment	$225.4	$160.2
Commercial Networks segment	362.7	457.4
Government Systems segment	404.8	281.9

Total	$992.9	$899.5

Funded backlog
Satellite Services segment	$225.4	$160.2
Commercial Networks segment	362.7	457.4
Government Systems segment	315.3	235.0

Total	$903.4	$852.6

The firm backlog does not include contract options. Of the $992.9 million in firm backlog, $200.5 million is expected to be delivered during the remaining three months of fiscal year 2015, and the balance is expected to be delivered in fiscal year 2016 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.

Our total new awards were $313.1 million and $1,122.1 million for the three and nine months ended January 2, 2015, respectively, compared to $326.8 million and $971.9 million for the three and nine months ended January 3, 2014, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing and equity financing. At January 2, 2015, we had $97.6 million in cash and cash equivalents, $307.8 million in working capital, and $235.0 million in outstanding borrowings under our Credit Facility. At April 4, 2014, we had $58.3 million in cash and cash equivalents, $256.8 million in working capital and $105.0 million in outstanding borrowings under our Credit Facility. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

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

To further enhance our liquidity position or to finance the construction and launch of ViaSat-2 and any future satellites, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public and/or private credit and capital markets. In March 2013, we filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of debt securities, common stock, preferred stock, depositary shares, warrants and rights. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. We believe that our current cash balances and net cash expected to be provided by operating activities along with availability under our Credit Facility will be sufficient to meet our anticipated operating requirements for at least the next twelve months.

Cash flows

Cash provided by operating activities for the first nine months of fiscal year 2015 was $271.4 million compared to $134.9 million in the prior year period. This $136.5 million increase was primarily driven by our operating results (net income adjusted for depreciation, amortization and other non-cash charges) which generated $96.8 million of higher cash inflows in addition to a $39.7 million year-over-year decrease in cash used to fund net operating assets needs. The decrease in cash used to fund net operating assets during the first nine months of fiscal year 2015 when compared to the first nine months of fiscal year 2014 was due to lower combined billed and unbilled accounts receivable, net, attributable to the timing of contractual milestones on our larger development programs, as well as a decrease in cash used for inventory, in our commercial networks segment.

Cash used in investing activities for the first nine months of fiscal year 2015 was $366.6 million compared to $280.5 million in the prior year period. The increase in cash used in investing activities reflects an increase of $67.6 million in cash used for the construction of our ViaSat-2 satellite and an increase of $54.1 million in cash used for acquisitions, offset by a $39.8 million decrease in capital expenditures for new CPE units and other general purpose equipment.

Cash provided by financing activities for the first nine months of fiscal year 2015 was $134.7 million compared to $81.2 million for the prior year period. This $53.6 million increase in cash provided by financing activities was primarily related to the $130.0 million in net proceeds from borrowings under our Credit Facility during the first nine of fiscal year 2015 compared to $85.0 million in the prior year period. Cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, and cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

Satellite service-related activities

In May 2013, we entered into an agreement to purchase ViaSat-2, our second high-capacity Ka-band satellite, from The Boeing Company (Boeing) at a price of approximately $358.0 million, plus an additional amount for launch support services to be performed by Boeing. The projected total cost of the ViaSat-2 project, including the satellite, launch, insurance and related gateway infrastructure, through satellite launch is estimated to be between $600.0 million to $650.0 million, and will depend on the timing of the gateway infrastructure roll-out. Our total required cash funding may be reduced through various third party agreements, including potential joint service offerings and other strategic partnering arrangements. We believe we have adequate sources of funding for the project, which include our cash on hand, available borrowing capacity and the cash we expect to generate from operations over the next few years. We believe the upcoming launch and roll-out of the ViaSat-2 satellite and related ground infrastructure will impact our financial results in our satellite services segment in future periods, although we expect the relative impact to be less than we experienced in relation to the launch and roll-out of our ViaSat-1 satellite and related ground infrastructure.

We have incurred higher operating costs in connection with the late fiscal year 2012 launch and roll-out of our ViaSat-1 satellite and related ground infrastructure and our Exede broadband services, as well as higher interest expense as we capitalized a lower amount of the interest expense on our outstanding debt in fiscal year 2014 as we were in the early stages of construction of ViaSat-2, our second high-capacity Ka-band satellite. These higher operating costs included costs associated with depreciation, gateway connectivity, subscriber acquisition costs, logistics, customer care and various support systems. These additional operating costs attributed to our Exede service commencement have negatively impacted income from operations during recent fiscal years. As the total number of subscribers of our Exede broadband services has increased over time, the resultant increase in service revenues in our satellite services segment has improved income (loss) from operations for that segment, despite the additional litigation expense we have incurred to protect our proprietary technology, which was resolved in our favor during the second quarter of fiscal year 2015. At the end of the third quarter of fiscal year 2015, we had approximately 675,000 subscribers, however there can be no assurance that the number of subscribers of our Exede broadband services and service revenues in our satellite services segment will increase in any future period. We also expect to continue to invest in subscriber acquisition costs during fiscal year 2015 as we further expand our subscriber base as well as make additional investments for ViaSat-2.

Credit Facility

As of January 2, 2015, the Credit Facility provided a $500.0 million revolving line of credit (including up to $150.0 million of letters of credit) with a maturity date of November 26, 2018. Borrowings under the Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. At January 2, 2015, the weighted average effective interest rate on our outstanding borrowings under the Credit Facility was 2.17%. The Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of ViaSat (as defined in the Credit Facility) and secured by substantially all of our assets. As of January 2, 2015, none of our subsidiaries guaranteed the Credit Facility.

The Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

At January 2, 2015, we had $235.0 million in principal amount of outstanding borrowings under the Credit Facility and $40.5 million outstanding under standby letters of credit, leaving borrowing availability under the Credit Facility as of January 2, 2015 of $224.5 million.

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

The 2020 Notes are required to be guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Credit Facility. During the second quarter of fiscal year 2014, the last remaining subsidiary guarantor, ViaSat Communications, Inc., was merged into ViaSat. Accordingly, as of January 2, 2015, none of our subsidiaries guaranteed the 2020 Notes. The 2020 Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated debt. The 2020 Notes are effectively junior in right of payment to our existing and future secured debt, including under the Credit Facility (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2020 Notes, and are senior in right of payment to all of our existing and future subordinated indebtedness.

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

Contractual Obligations

The following table sets forth a summary of our obligations at January 2, 2015:

		For the Remainder of Fiscal Year	For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2015	2016-2017	2018-2019	Thereafter
Operating leases and satellite capacity agreements	$205,645	$19,751	$86,514	$40,202	$59,178
2020 Notes	792,422	—	79,063	79,063	634,296
Line of credit*	255,057	1,286	10,248	243,523	—
Satellite performance incentives	34,829	785	4,140	4,723	25,181
Purchase commitments including satellite-related agreements	575,587	179,317	307,824	51,349	37,097
Other	2,013	1,113	600	300	—

Total	$1,865,553	$202,252	$488,389	$419,160	$755,752

*	To the extent that the interest rate is variable and ultimate amounts borrowed under the Credit Facility may fluctuate, amounts reflected represent estimated interest payments on our current outstanding balances based on the weighted average effective interest rate at January 2, 2015 until the maturity date in November 2018.

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

Our condensed consolidated balance sheets included $41.0 million and $48.9 million of “other liabilities” as of January 2, 2015 and April 4, 2014, respectively, which primarily consisted of the long-term portion of our satellite performance incentives obligation, our long-term warranty obligations, the long-term portion of deferred rent, long-term portion of deferred revenue and long-term deferred income taxes. With the exception of the long-term portion of our satellite performance incentives obligation, these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 9 to our condensed consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 7 to our condensed consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at January 2, 2015 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended April 4, 2014.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, short-term and long-term obligations, including the Credit Facility and the 2020 Notes, and foreign currency forward contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of January 2, 2015, we had $235.0 million in principal amount of outstanding borrowings under our Credit Facility and $575.0 million in aggregate principal amount outstanding of the 2020 Notes, and we held no short-term investments. Our 2020 Notes bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant portion of our cash balance in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by less than $0.1 million and $0.1 million for the three months ended January 2, 2015 and January 3, 2014, respectively. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

As of January 2, 2015, we had $235.0 million in principal amount of outstanding borrowings under our Credit Facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. At January 2, 2015, the weighted average effective interest rate on our outstanding borrowings under the Credit Facility was 2.17%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred, prior to effects of capitalized interest, by approximately $1.2 million over a twelve-month period.

Foreign exchange risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of January 2, 2015, there were no foreign currency forward contracts outstanding.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of January 2, 2015, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 2, 2015.

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

VIASAT, INC.

February 11, 2015	/s/ MARK DANKBERG
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