Form 10-K
period 2015-04-03
VIASAT INC
filed 2015-05-26
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 3, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant as of October 3, 2014 was approximately $2,415,318,451 (based on the closing price on that date for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock, $.0001 par value, as of May 8, 2015 was 47,707,056.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended April 3, 2015.

VIASAT, INC.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction and launch activities; the performance and anticipated benefits of the ViaSat-2 satellite; the expected capacity, service, coverage, service speeds and other features of ViaSat-2, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ include: our ability to realize the anticipated benefits of the ViaSat-2 satellite; unexpected expenses related to the satellite project; our ability to successfully implement our business plan for our broadband satellite services on our anticipated timeline or at all, including with respect to the ViaSat-2 satellite system; risks associated with the construction, launch and operation of ViaSat-2 and our other satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; our ability to successfully develop, introduce and sell new technologies, products and services; negative audits by the U.S. government; changes in the global business environment and economic conditions; delays in approving U.S. government budgets and cuts in government defense expenditures; our reliance on U.S. government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes on our ability to sell products and services; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Item 1A, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Company Overview

We are an innovator in broadband technologies and services, including satellite and wireless networking applications and secure networking systems, products and services. We have leveraged our success developing complex satellite communication systems and equipment for the U.S. government and select commercial customers to develop next-generation satellite broadband technologies and services for both fixed and mobile users. Our product, systems and service offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that our portfolio of products and services, combined with our ability to effectively cross-deploy technologies between government and commercial segments and across different geographic markets, provides us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies.

During the first quarter of fiscal year 2015, we completed the acquisition of NetNearU Corp. (NetNearU), a privately held Delaware corporation. NetNearU has developed a comprehensive network management system for Wi-Fi and other internet access networks that we expect to use to extend our Exede® broadband services to a wider subscriber base in multiple markets, including commercial airlines, live events, hospitality, enterprise networking and government broadband projects. NetNearU’s primary operations currently support government applications. The purchase price for NetNearU was $60.2 million in cash consideration.

We conduct our business through three segments: satellite services, commercial networks and government systems. Financial information regarding our reporting segments and the geographic areas in which we operate is included in the consolidated financial statements and notes thereto.

For fiscal year 2015 and prior periods, our fiscal year ended on the Friday closest to March 31, resulting in a 52 or 53 week year. On May 4, 2015, our Board of Directors approved a change in our fiscal year from a 52 or 53 week fiscal year ending on the Friday closest to March 31 to a fiscal year ending on March 31 of each year, effective with the fiscal year commencing April 4, 2015. Beginning April 4, 2015, our fiscal quarters will end on June 30, September 30, December 31 and March 31 of each year.

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

The primary services offered by our satellite services segment are comprised of:

•

Retail and Wholesale Broadband Satellite Services. We offer retail and wholesale broadband satellite services under the Exede and WildBlue® brands that provide two-way satellite-based broadband internet access and Voice over Internet Protocol (VoIP) to consumers and businesses in the United States. We offer a range of service plans to both retail and wholesale customers, with pricing based on a number of different factors, including available capacity, bandwidth limits, service quality levels and terms of distribution. We offer wholesale and retail broadband services to our national and regional distribution partners, including direct-to-home satellite video providers, retail service providers and communications companies. As of April 3, 2015, we provided broadband satellite services to approximately 686,000 subscribers.

•

Mobile Broadband Services. Our Yonder® mobile broadband services provide global network management and high-speed internet connectivity services for customers using airborne, maritime and ground mobile satellite systems.

•

Enterprise Broadband Services. We also offer high-speed broadband services to enterprises, which increasingly require higher speed, and more economical communications in hard-to-reach locations, as well as mobile broadband solutions. Our enterprise broadband services include in-flight Wi-Fi (including our flagship Exede In The Air service), live on-line event streaming, oil and natural gas data gathering services and high definition satellite news gathering.

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

With expertise in commercial satellite network engineering, gateway construction and remote terminal manufacturing for various types of interactive communication services, combined with our advanced satellite technology and systems integration experience, we have the ability to design, build, initially operate and then hand over on a turnkey basis fully operational, customized satellite communication systems capable of serving a variety of markets and applications. Our networking equipment and products include consumer broadband networking and indoor and outdoor customer premise equipment (CPE), satellite modem and antenna technologies, earth stations and satellite networking hubs. In particular, our consumer broadband products, satellite modems and antenna technologies enable airborne, ground mobile and maritime broadband communications and support expanding mobile and consumer broadband markets worldwide. In addition, the strength of our core government systems business provides us with an effective platform to continue to design and develop new equipment and products, as we adapt and customize communication systems and products designed for the government systems segment to commercial use and vice versa.

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

The primary products and services of our government systems segment include:

•

Government Mobile Broadband. Our government mobile broadband service and product offerings provide military and government users with two-way mobile broadband connectivity via satellite in key regions of the world to support high-speed, real-time broadband and multimedia communications enabling an office in the sky. Our government mobile broadband product offerings include mobile broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands capable of being installed and operated on a wide variety of fixed wing, rotary wing, manned and unmanned aircraft.

•

Government Satellite Communication Systems. Our government satellite communication systems offer an array of portable, mobile and fixed broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands for line-of-sight and beyond-line-of-sight Intelligence, Surveillance, and Reconnaissance (ISR) and Command and Control (C2) missions, satellite networking services, network management systems for Wi-Fi and other internet access networks and global mobile broadband capability with satellite technologies. Satellite-based systems are increasingly seen as the most reliable method of connecting rapidly moving armed forces who may out-run the range of terrestrial radio links. Our systems, products and service offerings are designed to support high-throughput broadband data links, to increase available bandwidth using existing satellite capacity, and to withstand certain catastrophic events. Our range of broadband modems, terminals and systems support high-speed broadband and multimedia transmissions over point-to-point, mesh and hub-and-spoke satellite networking systems, and include products designed for manpacks, aircraft, unmanned aerial vehicles (UAVs), seagoing vessels, ground mobile vehicles and fixed applications.

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

•

Experienced Management Team. Our Chief Executive Officer, Mark Dankberg, and our Chief Technology Officers have been with the company since its inception in 1986. Mr. Dankberg is considered to be a leading expert in the field of wireless and satellite communications. In 2008, Mr. Dankberg received the prestigious AIAA Aerospace International Communication award, which recognized him for “shepherding ViaSat into a leading satellite communications company through outstanding leadership and technical expertise.” In 2015, Mr. Dankberg was inducted into the Society of Satellite Professionals Hall of Fame for his leadership and visionary role in satellite communications.

•

Innovative Product Development and Cost-Efficient Business Model. Maintaining technological competencies and innovative new product development has been one of our hallmarks and continues to be critical to our success. Our research and development efforts are supported by an employee base of over 1,800 engineers and a culture that deeply values innovation. We balance an emphasis on new product development with efficient management of our capital. For example, the majority of our research and development efforts with respect to the development of new products or applications are funded by customers. In addition, we drive capital efficiencies by outsourcing a significant portion of our manufacturing to subcontractors with whom we collaborate to ensure quality control and superior finished products.

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

•

Focus on International Opportunities. International revenues represented approximately 17%, 23% and 25% of our total revenues in fiscal years 2015, 2014 and 2013, respectively. We believe our comprehensive offering of satellite communications products, systems and services will continue to be attractive to government and commercial customers internationally, and that international markets represent an attractive opportunity for our business. In addition, we expect that our domestic satellite broadband services business will provide a platform for the provision of network management and back-office services to international providers of satellite broadband services.

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

Revenues from the U.S. government as an individual customer comprised approximately 23%, 21% and 24% of total revenues for fiscal years 2015, 2014 and 2013, respectively. None of our commercial customers comprised 10% or more of total revenues in fiscal years 2015, 2014 and 2013.

U.S. Government Contracts

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

Our federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs and payment of a fee. The fee may be either fixed by the contract or variable, based upon cost control, quality, delivery and the customer’s subjective evaluation of the work. Under time-and-materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed for the cost of materials purchased to perform the contract. Under a fixed-price contract, we agree to perform specific work for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. In fiscal year 2015, approximately 13% of our total government revenues was generated from cost-reimbursement contracts with the federal government or our prime contractors, approximately 1% from time-and-materials contracts and approximately 86% from fixed-price contracts.

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

Research and Development

The industries in which we compete are subject to rapid technological developments, evolving standards, changes in customer requirements and continuing developments in the communications and networking environment. Our continuing ability to adapt to these changes, and to develop new and enhanced products and services, is a significant factor in maintaining or improving our competitive position and our prospects for growth. Therefore, we continue to make significant investments in product development.

We conduct the majority of our research and product development activities in-house and have a research and development and engineering staff, which includes over 1,800 engineers. Our product development activities focus on products that we consider viable revenue opportunities to support all of our business segments. A significant portion of our research and development efforts have generally been conducted in direct response to the specific requirements of a customer’s order and, accordingly, these amounts are included in the cost of sales when incurred and the related funding is included in revenues at that time.

The portion of our contract revenues which includes research and development funded by government and commercial customers was approximately 23%, 31% and 26% during fiscal years 2015, 2014 and 2013, respectively, of our total revenues. In addition, we incurred $46.7 million, $60.7 million and $35.4 million during fiscal years 2015, 2014 and 2013, respectively, on independent research and development (IR&D) expenses, which comprises research and development not directly funded by a third party. Funded research and development contains a profit component and is therefore not directly comparable to IR&D. As a U.S. government contractor, we also are able to recover a portion of our IR&D expenses, consisting primarily of salaries and other personnel-related expenses, supplies and prototype materials related to research and development programs.

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

Competition

The markets in which we compete are characterized by rapid change, converging technologies and a migration to solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us. In our satellite services and commercial networks segments, we compete with ASC Signal, Astrium, AT&T, CenturyLink, Comtech, DISH Network, Earthlink, Frontier, General Dynamics, Gilat, Gogo, EchoStar (Hughes Network Systems), iDirect Technologies, Inmarsat, L-3 Communications, Newtec, Panasonic, Row 44, Space Systems/Loral (SS/L), Sprint, Thales, Verizon and Zodiac Data Systems, each of which offers a broad range of satellite or terrestrial communications products and services, and with other internet service providers in areas where such competing services are available. Within our government systems segment, we generally compete with manufacturers of defense electronics products, systems or subsystems, such as BAE Systems, General Dynamics, Harris, L-3 Communications, Rockwell Collins and similar companies. We may also occasionally compete directly with the largest defense prime contractors, including Boeing, Lockheed Martin, Northrop Grumman or Raytheon Systems. These companies, while competitors, can also be our customers or partners. Accordingly, maintaining an open and cooperative relationship is important.

The overall number of our competitors may increase, and the identity and composition of competitors may change. As we continue to expand our sales globally, we may see new competition in different geographic regions. Many of our competitors have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources and access to technologies not available to us. Many of our competitors are also substantially larger than we are and may have more extensive engineering, manufacturing and marketing capabilities than we do. As a result, these competitors may be able to adapt more quickly to changing technology or market conditions or may be able to devote greater resources to the development, promotion and sale of their products. In addition, our satellite services segment may face increasing competition as a result of industry consolidation and vertical integration, which may enable our competitors to provide competing services to broader customer segments or to offer bundled service offerings that we are not able to duplicate, or which may reduce demand for our wholesale broadband services. Further, some of our customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with us at any time.

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

Contract manufacturers produce products for many different customers and are able to pass on the benefits of large-scale manufacturing to their customers. These manufacturers are able to produce high quality products at lower costs by: (1) exercising their high-volume purchasing power, (2) employing advanced and efficient production equipment and capital intensive systems whose costs are leveraged across their broad customer base, and (3) using a cost-effective skilled workforce. Our primary contract manufacturers include Benchmark, CyberTAN, Davida Technology Partners, EADS, Harris, IEC Electronics Corporation, Mack Technologies, Microelectronics Technology (MTI), Natel and Regal Technology Partners.

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

Universal Service. Certain of our services may constitute the provision of telecommunications to, from or within the United States, and may require us to contribute a percentage of our revenues from such services to universal service support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. This percentage is set each calendar quarter by the FCC, and currently is 17.4%. Current FCC rules permit us to pass this universal service contribution through to our customers. In November 2011, the FCC adopted an order establishing a new universal service funding mechanism to support the provision of voice and broadband services in certain high-cost areas of the United States, known as the Connect America Fund (CAF). Among other things, the new CAF mechanism grants incumbent wireline carriers rights of first refusal allowing them to secure the vast majority of available support, to the exclusion of competitive service providers. Although CAF program rules have not yet been finalized, particularly as they relate to non-incumbent providers, under current proposals satellite broadband providers would be eligible for much more limited funding, which may place us at a competitive disadvantage in the provision of broadband services in rural areas. The CAF mechanism has not yet been fully implemented, and the FCC continues to seek public comment with respect to certain details of implementation. As such, it is uncertain how and when the CAF will be implemented fully, and how such implementation could impact satellite broadband providers. If the CAF, as implemented, were to give incumbents a competitive advantage in providing broadband services in supported areas, this could have a material adverse effect on our business, financial condition and results of operations.

CALEA. We are obligated to comply with the requirements of the Communications Assistance for Law Enforcement Act (CALEA), which requires telecommunications providers and broadband internet access providers to ensure that law enforcement agencies are able to conduct lawfully-authorized surveillance of users of their services.

Net Neutrality. In February 2015, the FCC adopted new rules intended to preserve the openness of the internet, a concept generally referred to as “net neutrality” or “open internet.” The FCC previously had attempted to adopt rules of this type but they were vacated in large part by the U.S. Court of Appeals for the District of Columbia Circuit, which concluded that the FCC had failed to establish the legal authority for and otherwise justify its actions. In adopting its new rules (which are similar in many respects to its old rules, and also broader in some respects), the FCC relied on Title II of the Communications Act, which authorizes the FCC to regulate telecommunications common carriers. More specifically, the FCC reclassified mass-market retail broadband internet access service as a “telecommunications service” subject to common-carrier regulation under Title II, reversing longstanding precedent classifying broadband as a lightly regulated “information service” not subject to such regulation. The FCC then took the further step of forbearing from applying most Title II requirements to internet service providers (ISPs). As a result, ISPs that provide mass-market, retail service offerings are subject to specific “net neutrality” rules and general common-carrier obligations (e.g., those requiring rates, terms, and conditions of service to be “just and reasonable”) but are not subject to many of the specific common-carrier requirements found in the Communications Act and the FCC’s rules.

The FCC’s new “net neutrality” rules, among other things, prohibit ISPs from: (i) blocking access to legal content, applications, services, or non-harmful devices (subject to an exception for “reasonable network management”); (ii) impairing or degrading lawful internet traffic on the basis of content, applications, services, or non-harmful devices (subject to the same exception); (iii) favoring some lawful internet traffic over other lawful traffic in exchange for consideration of any kind whatsoever; and (iv) unreasonably interfering with or unreasonably disadvantaging the ability of end users to access content or the ability of content providers to access end users (again subject to the exception for “reasonable network management”). ISPs also are obligated to make certain disclosures to consumers with respect to their network management policies. A number of parties already have sought judicial review and/or stay of the FCC’s actions, including the leading trade associations for the cable, wireline, and wireless industries. It is unclear what impact the new “net neutrality” rules will have on ViaSat’s business; because many of the rules are vague, much of the law in this area likely will develop in the future, on a case-by-case basis, in response to complaints filed at the FCC.

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

Seasonality

In our satellite services segment, historically our subscriber activity has been influenced by seasonal effects related to traditional retail selling periods, with new sales activity generally anticipated to be higher in the second half of the calendar year. However, sales activity and churn can be strongly affected by other factors which may either offset or magnify any anticipated seasonal effects, including promotional and subscriber retention efforts, availability of capacity, changes in our resellers, distributors and wholesalers, changes in the competitive landscape, economic conditions, changes in credit check and subscriber approval processes and satellite beam congestion.

Our commercial networks segment is not generally affected by seasonal impacts. In our government systems segment, our results are impacted by various factors including the timing of contract awards and the timing and availability of U.S. Government funding, as well as the timing of product deliveries and customer acceptance.

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

Employees

As of April 3, 2015, we employed approximately 3,400 individuals worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe we have been successful in recruiting qualified employees, but there is no assurance we will continue to be successful in the future.

Executive Officers

Set forth below is information concerning our executive officers and their ages as of April 3, 2015.

Name	Age	Position
Mark Dankberg	59	Chairman of the Board and Chief Executive Officer
Richard Baldridge	56	President and Chief Operating Officer
Bruce Dirks	55	Senior Vice President — Treasury and Corporate Development
Shawn Duffy	45	Senior Vice President and Chief Financial Officer
Stephen Estes	60	Senior Vice President — Enterprise Services
Kevin Harkenrider	59	Senior Vice President — Broadband Services
Steven Hart	61	Executive Vice President — Engineering and Chief Technical Officer
Keven Lippert	42	Executive Vice President — General Counsel and Secretary
Mark Miller	55	Executive Vice President and Chief Technical Officer
Ken Peterman	58	Senior Vice President — Government Systems
John Zlogar	59	Vice President — Commercial Networks

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

Bruce Dirks joined ViaSat in April 2013 as Vice President and Chief Financial Officer. He assumed his current position as Senior Vice President — Treasury and Corporate Development in June 2014. Prior to joining ViaSat, Mr. Dirks served as a portfolio manager at Fidelity Management & Research Company from 2000 to April 2013, and was Vice President — Investments at TRW Investment Management Company from 1993 to 2000. Mr. Dirks began his career at Raytheon Company as a financial analyst and also worked on the corporate finance team at General Dynamics Corporation. Mr. Dirks earned a B.A. degree in Economics from Amherst College and an M.B.A. degree from the University of Chicago.

Shawn Duffy joined ViaSat in 2005 as Corporate Controller. In 2009, she was appointed ViaSat’s Vice President and Corporate Controller and in 2012 was appointed Vice President — Corporate Controller and Chief Accounting Officer. From August 2012 until April 2013, Ms. Duffy also served as interim Chief Financial Officer. She assumed her current position as Senior Vice President and Chief Financial Officer in June 2014. Prior to joining ViaSat, Ms. Duffy was a Senior Manager at Ernst & Young, LLP, serving the technology and consumer product markets. Ms. Duffy is a certified public accountant in the State of California, and earned a B.S.B.A. degree in Accounting from San Diego State University.

Stephen Estes first became part of the ViaSat team with the acquisition of several commercial divisions of Scientific-Atlanta in April 2000. Mr. Estes served as Vice President and General Manager of the Antenna Systems group from 2000 to 2003. From 2003 to 2005, he served as a co-founder of an entrepreneurial startup. In September 2005, Mr. Estes rejoined ViaSat as Vice President — Human Resources. During fiscal year 2012, Mr. Estes assumed the position of Vice President — Government Systems and Human Resources, and in May 2013, was appointed Vice President — Enterprise Services. He assumed his current position of Senior Vice President — Enterprise Services in June 2014. Mr. Estes began his career as an electrical design engineer, moving into various management positions in engineering, program management, sales and marketing, and general management for companies that included Scientific-Atlanta, Loral (now part of L-3 Communications), and AEL Cross Systems (now part of BAE Systems). Mr. Estes holds a B.S. degree in Mathematics from Brescia University, an Electrical Engineering degree from Georgia Tech and an M.B.A. degree from Georgia State University focused on finance and marketing.

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

Steven Hart is a founder of ViaSat and served as Vice President and Chief Technical Officer from March 1993 to May 2013, when he was appointed Vice President — Engineering and Chief Technical Officer. He assumed his current position as Executive Vice President — Engineering and Chief Technical Officer in June 2014. From 1986 through 1993, Mr. Hart served as Engineering Manager. Prior to joining ViaSat, Mr. Hart was a Staff Engineer and Manager at M/A-COM Linkabit from 1982 to 1986. Mr. Hart holds a B.S. degree in

Mathematics from the University of Nevada, Las Vegas and a M.A. degree in Mathematics from the University of California, San Diego.

Keven Lippert joined ViaSat in May 2000 as Associate General Counsel and Assistant Secretary. In April 2007, he was appointed ViaSat’s Vice President, General Counsel and Secretary and in 2012 was appointed Senior Vice President — General Counsel and Secretary. He assumed his current position as Executive Vice President — General Counsel and Secretary in June 2014. Prior to joining ViaSat, Mr. Lippert was a corporate associate at the law firm of Latham & Watkins LLP. Mr. Lippert holds a J.D. degree from the University of Michigan and a B.S. degree in Business Administration from the University of California, Berkeley.

Mark Miller is a founder of ViaSat and served as Vice President and Chief Technical Officer of ViaSat from March 1993 to June 2014, when he assumed his current position as Executive Vice President — Chief Technical Officer. From 1986 through 1993, Mr. Miller served as Engineering Manager. Prior to joining ViaSat, Mr. Miller was a Staff Engineer at M/A-COM Linkabit from 1983 to 1986. Mr. Miller holds a B.S.E.E. degree from the University of California, San Diego and an M.S.E.E. degree from the University of California, Los Angeles.

Ken Peterman joined ViaSat in April 2013 as Vice President — Government Systems. In June 2014, he was appointed Senior Vice President — Government Systems. Mr. Peterman has over 30 years of experience in general management, systems engineering, strategic planning, portfolio management, and business leadership in the aerospace and defense industries. From July 2012 to April 2013, Mr. Peterman served as President and Chief Executive Officer of SpyGlass Group, a company he co-founded which provides executive strategic advisory services to the aerospace and defense industries. From 2011 to July 2012, Mr. Peterman served as President of Exelis Communications and Force Protection Systems, and from 2007 to 2011, he served as President of ITT Communications Systems, which are both developers and providers of command, control, communications, computers, intelligence, surveillance and reconnaissance products and systems. Previously, Mr. Peterman was Vice President and General Manager of Rockwell Collins Government System’s Integrated C3 Systems and Rockwell Collins Displays and Awareness Systems. Mr. Peterman earned a B.S.E.E. degree from Tri-State University (now Trine).

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

Potential Satellite Losses May Not Be Fully Covered By Insurance, or at All

We currently hold in-orbit insurance for ViaSat-1, WildBlue-1 and Anik F2, and are in the process of placing launch insurance for ViaSat-2. We intend to seek launch and in-orbit insurance for any satellite we may construct or acquire in the future. However, we may not be able to obtain insurance, or renew existing insurance, for our satellites on reasonable economic terms or at all. If we are able to obtain or renew our insurance, it may contain customary exclusions, exclusions for past satellite anomalies and will not likely cover the full cost of constructing and launching or replacing the satellites, nor will it cover lost profits, business interruptions, fixed operating expenses or similar losses. A failure to obtain or renew our satellite insurance may also result in a default under our debt instruments. In addition, the occurrence of any anomalies on other satellites, including other Ka-band satellites, or any failures of a satellite using similar components or failures of a similar launch vehicle to any launch vehicle we intend to use for any future satellite (including ViaSat-2), may materially adversely affect our ability to insure the satellites at commercially reasonable premiums or terms, if at all.

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

In connection with the launch of any new satellite and the commencement of the related service, we expect to incur additional operating costs that negatively impact our financial results. For example, we believe the upcoming launch and roll-out of the ViaSat-2 satellite and related ground infrastructure will impact our financial results in our satellite services segment in future periods, although we expect the relative impact to be less than we experienced in relation to the launch and roll-out of our ViaSat-1 satellite and related ground infrastructure. During the period from late fiscal year 2012 until early fiscal year 2015, we incurred higher operating costs in connection with the launch and roll-out of our ViaSat-1 satellite and related ground infrastructure and our Exede broadband services, as well as higher interest expense as we capitalized a lower amount of the interest expense on our outstanding debt. These higher operating costs included costs associated with depreciation, gateway connectivity, subscriber acquisition costs, logistics, customer care and various support systems. These additional operating costs attributable to our Exede service commencement negatively impacted income from operations during that period. As the total number of subscribers of our Exede broadband services increased, the resultant increase in service revenues in our satellite services segment improved income (loss) from operations for that segment, despite the additional litigation expense we incurred to successfully protect our proprietary technology. Nonetheless, there can be no assurance that the number of subscribers of our Exede broadband services and service revenues in our satellite services segment will continue to increase. We also expect to continue to invest in subscriber acquisition costs during fiscal year 2016 as we further expand our subscriber base as well as make additional investments for the construction of ViaSat-2. If our business strategy for our satellite services segment does not succeed, we may be unable to recover our significant investments in ViaSat-1 and ViaSat-2, which could have a material adverse impact on our business, financial condition or results of operations.

We May Be Unable to Obtain Or Maintain Required Authorizations or Contractual Arrangements

Governmental authorizations are required in connection with the products and services that we provide. In order to maintain these authorizations, compliance with specific conditions of those authorizations, certain laws and regulations, and the payment of annual regulatory fees may be required. Failure to comply with such requirements, or comply in a timely manner, could lead to the loss of such authorizations and could have a material adverse impact on our business, financial condition or results of operations. We currently hold authorizations to, among other things, operate various satellite earth stations (including but not limited to user terminals, “gateway” facilities, and network hubs) and operate satellite space stations and/or use those space stations to provide service to certain jurisdictions. While we anticipate that these authorizations will be renewed in the ordinary course to the extent that they otherwise would expire, or replaced by authorizations covering more advanced facilities, we can provide no assurance that this will be the case. The inability to timely obtain authorizations required to launch and operate ViaSat-2 or any future satellite that we construct or acquire could delay or preclude our provision of new products and services. Further, changes to the regulations under which we operate could adversely affect our ability to obtain or maintain authorizations. Either circumstance could have a material adverse impact on our business.

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

Laws and regulations affecting the wireless and satellite communications and secure networking industries are subject to change in response to industry developments, new technology, and political considerations. Legislators and regulatory authorities in various countries are considering, and may in the future adopt, new laws, policies and regulations, as well as changes to existing regulations, regarding a variety of matters that could, directly or indirectly, affect our operations or the operations of our distribution partners, increase the cost of providing our products and services and make our products less competitive in our core markets. For example, in November 2011, the FCC adopted an order establishing a new universal service funding mechanism to support the provision of voice and broadband services in certain high-cost areas of the United States, known as the CAF. Among other things, the new CAF mechanism grants incumbent wireline carriers rights of first refusal allowing them to secure the vast majority of available support, to the exclusion of competitive service providers. Although CAF program rules have not yet been finalized, particularly as they relate to non-incumbent providers, under current proposals satellite broadband providers would be eligible for much more limited funding, which may place us at a competitive disadvantage in the provision of broadband services in rural areas. The CAF mechanism has not yet been fully implemented, and the FCC continues to seek public comment with respect to certain details of implementation. As such, it is uncertain how and when the CAF will be implemented fully, and how such implementation could impact satellite broadband providers. If the CAF, as implemented, were to give incumbents a competitive advantage in providing broadband services in supported areas, this could have a material adverse effect on our business, financial condition and results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as “conflict minerals,” originating from the Democratic Republic of Congo and adjoining countries. To implement this legislation, in August 2012, the SEC adopted annual disclosure and reporting requirements for companies that use conflict minerals in their products. We performed due diligence efforts in fiscal year 2015 on our supply chain with respect to the sources of conflict minerals used in our products. We have incurred and will continue to incur costs associated with complying with these requirements, including costs incurred to conduct diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such activities. These requirements could also adversely affect the sourcing, supply and pricing of materials and components used in our products. Our supply chain is complex and we may be unable to verify the origins for all conflict minerals used in our products. We may face reputational harm if we determine that certain of our products contain minerals that are not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement. In addition, some of our customers may choose to disqualify us as a supplier if we are unable to verify that any conflict minerals used in our products are not sourced from the covered countries or from conflict free certified refiners and smelters.

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

Our Reliance on U.S. Government Contracts Exposes Us to Significant Risks

Our government systems segment revenues were approximately 39%, 42% and 47% of our total revenues in fiscal years 2015, 2014 and 2013, respectively, and were derived primarily from U.S. government applications. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenue. U.S. government business exposes us to various risks, including:

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

Our incurred cost audits by the DCAA have not been concluded for fiscal year 2011 and subsequent fiscal years. Although we have recorded contract revenues subsequent to fiscal year 2010 based upon an estimate of costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed our estimates, our profitability would be adversely affected. For example, in the fourth quarter of fiscal year 2011, based on communications with the DCMA, changes in the regulatory environment for federal government contractors, the status of current government audits and other events, we recorded an additional $5.0 million in contract-related reserves for our estimate of potential refunds to customers for possible cost adjustments on several multi-year U.S. government cost reimbursable contracts. There can be no assurance that audits or reviews of our incurred costs and cost accounting systems for other fiscal years will not be subject to further audit, review or scrutiny by the DCAA or other government agencies.

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

A Significant Portion of Our Revenues Is Derived from a Few of Our Contracts

A small number of our contracts account for a significant percentage of our revenues. Our five largest contracts generated approximately 21%, 26% and 24% of our total revenues in fiscal years 2015, 2014 and 2013, respectively. Our largest revenue producing contracts are related to our government satellite communication systems and services and tactical data links products. The failure of these customers or any of our key distributors to place additional orders or to maintain their contracts with us for any reason, including any downturn in their business or financial condition or our inability to renew our contracts with these customers or obtain new contracts when they expire, could materially harm our business and impair the value of our common stock.

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

Our Development Contracts May Be Difficult for Us to Comply with and May Expose Us to Third-Party Claims for Damages

We are often party to government and commercial contracts involving the development of new products. We derived approximately 23%, 31% and 26% of our total revenues in fiscal years 2015, 2014 and 2013, respectively, from these development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We are not currently, nor have we always been, in compliance with all outstanding performance obligations and project milestones in our contracts. We cannot assure you that the other parties to any such contract will not terminate the contract or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and impair the value of our common stock.

We May Experience Losses from Our Fixed-Price Contracts

Of our total government systems and commercial networks segments revenues, approximately 90%, 92% and 94% were derived from contracts with fixed prices in fiscal years 2015, 2014 and 2013, respectively. These contracts carry the risk of potential cost overruns because we assume all of the cost burden. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. In the past, we have experienced significant cost overruns and losses on fixed-price contracts. For example, in June 2010, we performed extensive integration testing of numerous system components that had been separately developed as part of a government satellite communication program. As a result of this testing and subsequent internal reviews and analyses, we determined that significant additional rework was required in order to complete the program requirements and specifications and to prepare for a scheduled customer test. This additional rework and engineering effort resulted in a substantial increase in estimated labor and material costs to complete the program. Accordingly, during the first quarter of fiscal year 2011, we recorded an additional forward loss of $8.5 million related to this estimate of program costs. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. We believe a high percentage of our contracts in our government systems and commercial networks segments will be at fixed prices in the future. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business, financial condition and results of operations, and impair the value of our common stock.

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

The Markets We Serve Are Highly Competitive and Our Competitors May Have Greater Resources than Us

The wireless and satellite communications and secure networking industries are highly competitive and competition is increasing. In addition, because the markets in which we operate are constantly evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies, products or services may be introduced into our markets. Currently, we face substantial competition in each of our business segments. In our satellite services and commercial networks segments, we compete with ASC Signal, Astrium, AT&T, CenturyLink, Comtech, DISH Network, Earthlink, Frontier, General Dynamics, Gilat, Gogo, EchoStar (Hughes Network Systems), iDirect Technologies, Inmarsat, L-3 Communications, Newtec, Panasonic, Row 44, SS/L, Sprint, Thales, Verizon and Zodiac Data Systems each of which offers a broad range of satellite or terrestrial communications products and services, and with other internet service providers in areas where such competing services are available. Within our government systems segment, we generally compete with manufacturers of defense electronics products, systems or subsystems, such as BAE Systems, General Dynamics, Harris, L-3 Communications, Rockwell Collins and similar companies. The overall number of our competitors may increase, and the identity and composition of competitors may change. As we continue to expand globally, we may see new competition in different geographic regions. Many of our competitors and potential competitors have significant competitive advantages, including strong customer relationships, more experience with regulatory compliance, greater financial and management resources and access to technologies not available to us. In addition, our satellite services segment faces increasing competition as a result of industry consolidation and vertical integration, which enables our competitors to provide competing services to broader customer segments or to offer bundled service offerings that we are not able to duplicate, or which may reduce demand for our wholesale broadband internet services. For example, certain of our competitors have developed or are developing products that compete directly with our ViaSat-1 based Exede broadband services. In addition, some of our customers continuously evaluate whether to develop and manufacture their own products and could elect to compete with us at any time. Our ability to compete may be adversely affected by limits on our capital resources and our ability to invest in maintaining and expanding our market share.

Our Level of Indebtedness May Adversely Affect Our Ability to Operate Our Business, Remain in Compliance with Debt Covenants, React to Changes in Our Business or the Industry in which We Operate, or Prevent Us from Making Payments on Our Indebtedness

We have a significant amount of indebtedness. As of April 3, 2015, our total outstanding indebtedness (excluding premium and discount) was $806.3 million, which included $575.0 million in principal amount of 6.875% Senior Notes due 2020 (2020 Notes), $210.0 million in principal amount of outstanding borrowings under our revolving credit facility (the Revolving Credit Facility), $20.5 million in principal amount of outstanding borrowings under our direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility and, together with the Revolving Credit Facility, the Credit Facilities), and $0.8 million of other obligations.

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

•	expose us to the risk of increased interest rates to the extent we make borrowings under our Revolving Credit Facility, which bear interest at a variable rate;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage compared to our competitors that have less indebtedness; and

•	limit our ability to adjust to changing market conditions.

Any of these risks could materially impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

We May Incur Additional Indebtedness, which Could Further Increase the Risks Associated with Our Leverage

We may incur significant additional indebtedness in the future, which may include financing relating to future satellites, potential acquisitions, working capital, capital expenditures or general corporate purposes. As of April 3, 2015, we had undrawn availability of $249.6 million under our Revolving Credit Facility and an undrawn commitment for ViaSat-2 related costs and the completion exposure fee of $504.4 million under our Ex-Im Credit Facility. In addition, our Credit Facilities and the indenture governing the 2020 Notes permit us, subject to specified limitations, to incur additional indebtedness. In March 2013, we filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of debt securities, common stock, preferred stock, depositary shares, warrants and rights. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers and agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. If new indebtedness is added to our current level of indebtedness, the related risks that we now face could intensify.

We May Not Be Able to Generate Sufficient Cash to Service All of Our Indebtedness and Fund Our Working Capital and Capital Expenditures, and May Be Forced to Take Other Actions to Satisfy Our Obligations under Our Indebtedness, which May Not Be Successful

Our ability to make scheduled payments on or to refinance our indebtedness will depend upon our future operating performance and on our ability to generate cash flow in the future, which is subject to general economic, financial, business, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including borrowings under our Credit Facilities, will be available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. Our Credit Facilities and the indenture governing the 2020 Notes restrict our ability to dispose of assets and use the proceeds from the disposition, and may also restrict our ability to raise debt or equity capital to repay or service our indebtedness. If we cannot make scheduled payments on our debt, we will be in default and, as a result, the lenders under our Credit Facilities and the holders of the 2020 Notes could declare all outstanding principal and interest to be due and payable, the lenders under our Credit Facilities could terminate their commitments to loan money and foreclose against the assets securing the borrowings under our Credit Facilities, and we could be forced into bankruptcy or liquidation, which could result in you losing your investment in our company.

We May Be Unable to Refinance Our Indebtedness

We may need to refinance all or a portion of our indebtedness before maturity, including the 2020 Notes and any indebtedness under our Credit Facilities. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.

Covenants in Our Debt Agreements Restrict Our Business and Could Limit Our Ability to Implement Our Business Plan

The Credit Facilities and the indenture governing the 2020 Notes contain covenants that may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. In addition, if we fail to satisfy the covenants contained in our Credit Facilities, our ability to borrow under our Credit Facilities may be restricted. The Credit Facilities and the indenture governing the 2020 Notes include covenants restricting, among other things, our ability to do the following:

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

In addition, our Credit Facilities require us to comply with certain financial covenants, including a maximum total leverage ratio and minimum interest coverage ratio. Our Revolving Credit Facility is secured by first-priority liens on substantially all of the assets of our company, including the stock of our significant subsidiaries, and the assets of the subsidiary guarantors under our Revolving Credit Facility. Our Ex-Im Credit Facility is guaranteed by ViaSat and is secured by first-priority liens on the ViaSat-2 satellite and related assets, as well as the stock of our foreign subsidiary that will own the ViaSat-2 satellite.

If we default under our Credit Facilities or the indenture governing the 2020 Notes because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. In the past we have violated the covenants in our former revolving credit facilities and received waivers for these violations. We cannot assure you that we will be able to comply with our financial or other covenants under our Credit Facilities or the indenture governing the 2020 Notes or that any covenant violations will be waived in the future. Any violation that is not waived could result in an event of default, permitting our lenders to declare outstanding indebtedness and interest thereon due and payable, and permitting the lenders under our Credit Facilities to suspend commitments to make any advance or, with respect to the Revolving Credit Facility, require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts under our Credit Facilities or the indenture governing the 2020 Notes, and any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition.

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

Because We Conduct Business Internationally, We Face Additional Risks Related to Global Political and Economic Conditions, Changes in Regulation and Currency Fluctuations

Approximately 17%, 23% and 25% of our total revenues in fiscal years 2015, 2014 and 2013, respectively, were derived from international sales. Many of our international sales may be denominated in foreign currencies. Because we do not currently engage in, nor do we anticipate engaging in, material foreign currency hedging transactions related to international sales, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. This decrease in value could also make our products less price-competitive.

There are additional risks in conducting business internationally, including:

•	unexpected changes in laws, policies and regulatory requirements, including but not limited to regulations related to import-export control;

•	increased cost of localizing systems in foreign countries;

•	increased sales and marketing and research and development expenses;

•	availability of suitable export financing;

•	timing and availability of export licenses;

•	imposition of taxes, tariffs, embargoes and other trade barriers;

•	political and economic instability or issues related to the political relationship between the United States and other countries;

•	fluctuations in currency exchange rates, foreign exchange controls and restrictions on cash repatriation;

•	compliance with a variety of international laws and U.S. laws affecting the activities of U.S. companies abroad;

•	challenges in staffing and managing foreign operations;

•	difficulties in managing distributors;

•	requirements for additional liquidity to fund our international operations;

•	ineffective legal protection of our intellectual property rights in certain countries;

•	potentially adverse tax consequences;

•	potential difficulty in making adequate payment arrangements; and

•	potential difficulty in collecting accounts receivable.

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

Our Ability to Protect Our Proprietary Technology Is Limited

Our success depends significantly on our ability to protect our proprietary rights to the technologies we use in our products and services. We generally rely on a combination of patents, copyrights, trademarks and trade secret laws and contractual rights to protect our proprietary rights in our technology and products. We also enter into confidentiality agreements with our employees, consultants and corporate partners, and control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. If we are unable to protect our proprietary rights adequately, our competitors could use the intellectual property we have developed to enhance their own products and services, which could materially harm our business and impair the value of our common stock. Monitoring and preventing unauthorized use of our technology is difficult. From time to time, we undertake actions to prevent unauthorized use of our technology, including sending cease and desist letters. In addition, we may be required to commence litigation to protect our intellectual property rights or to determine the validity and scope of the proprietary rights of others. For example, in February 2012 we successfully sued SS/L and its former parent company Loral Space & Communications, Inc. (Loral) for patent infringement and breach of contract relating to the manufacture of ViaSat-1. If we are unsuccessful in any such litigation in the future, our rights to enforce such intellectual property may be impaired or we could lose some or all of our rights to such intellectual property. We do not know whether the steps we have taken will prevent unauthorized use of our technology, including in foreign countries where the laws may not protect our proprietary rights as extensively as in the United States. If we are unable to protect our proprietary rights, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time and effort required to create the innovative products. Also, we have delivered certain technical data and information to the U.S. government under procurement contracts, and the U.S. government may have unlimited rights to use that technical data and information. There can be no assurance that the U.S. government will not authorize others to use that data and information to compete with us.

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

We may also issue additional shares of common stock to finance future acquisitions through the use of equity. For example, during the third quarter of fiscal year 2010 we issued approximately 4.29 million shares of our common stock to former equity and debt holders of WildBlue Holding, Inc. (WildBlue) in connection with our acquisition of WildBlue. Additionally, a substantial number of shares of our common stock are available for future sale pursuant to stock options, warrants or issuance pursuant to our 1996 Equity Participation Plan of ViaSat, Inc. and the ViaSat, Inc. Employee Stock Purchase Plan. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued upon the exercise of stock options and warrants or in connection with acquisition financing), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. In addition, these sales may be dilutive to existing stockholders.

We Expect Our Stock Price to Be Volatile, and You May Lose All or Some of Your Investment

The market price of our common stock has been volatile in the past. For example, since April 2, 2012 the market price of our common stock has ranged from $33.09 to $74.78. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

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

Our Executive Officers and Directors Own a Large Percentage of Our Common Stock and Exert Significant Influence over Matters Requiring Stockholder Approval

As of May 8, 2015, our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 10% of our common stock. Accordingly, these stockholders may be able to substantially influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of ViaSat even if such a transaction would be beneficial to our other stockholders.

Provisions in Our Certificate of Incorporation and Bylaws, under Delaware Law and in Our Credit Facilities May Discourage, Delay or Prevent a Change in Control or Prevent an Acquisition of Our Business at a Premium Price

Some of the provisions of our certificate of incorporation, our bylaws and Delaware law could discourage, delay or prevent an acquisition of our business, even if a change in control of ViaSat would be beneficial to the interests of our stockholders and was made at a premium price. These provisions:

•	permit the board of directors to increase its own size and fill the resulting vacancies;

•	provide for a board comprised of three classes of directors with each class serving a staggered three-year term;

•	authorize the issuance of blank check preferred stock in one or more series; and

•	prohibit stockholder action by written consent.

We are also subject to Section 203 of the Delaware General Corporation Law, which imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock. In addition, under the indenture governing the 2020 Notes, if certain “change of control” events occur, each holder of 2020 Notes may require us to repurchase all of such holder’s 2020 Notes at a purchase price equal to 101% of the principal amount of such notes. Additionally, our Credit Facilities provide for an event of default upon the occurrence of certain specified “change of control” events.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our worldwide headquarters are located at our Carlsbad, California campus, consisting of approximately 629,000 square feet under various leases. In addition to our Carlsbad campus, we have facilities under various leases consisting of approximately: (1) 20,000 square feet in San Diego, California, (2) 125,000 square feet in Englewood, Colorado, (3) 192,000 square feet in Duluth, Georgia, (4) 69,000 square feet in Germantown, Maryland, (5) 58,000 square feet in Gilbert, Arizona, and (6) 34,000 square feet in Cleveland, Ohio. We also maintain offices or a sales presence in Arlington (Virginia), Boston (Massachusetts), Linthicum Heights and Aberdeen (Maryland), Tampa (Florida), Bryan and College Station (Texas), Southern Pines (North Carolina), Australia, China, Italy, Switzerland and the United Kingdom, and operate twenty-four gateway ground station locations to support our satellite broadband services business across the United States and Canada. Although we believe that our existing facilities are suitable and adequate for our present purposes, we anticipate operating additional regional sales offices in fiscal year 2016 and beyond. Each of our segments uses each of these facilities.

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

	High	Low
Fiscal 2014
First Quarter	$73.43	$45.18
Second Quarter	73.35	62.05
Third Quarter	68.21	57.37
Fourth Quarter	74.78	55.49
Fiscal 2015
First Quarter	$68.50	$53.03
Second Quarter	61.07	51.50
Third Quarter	68.84	52.26
Fourth Quarter	66.58	55.11

As of May 8, 2015, there were approximately 1,193 holders of record of our common stock. A substantially greater number of holders of ViaSat common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

To date, we have neither declared nor paid any dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operation and development of our business and, therefore, do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business condition and such other factors as the Board of Directors may deem relevant. In addition, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, the existing terms of our Credit Facilities and the indenture governing our 2020 Notes restrict our ability to declare or pay dividends on our common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table provides our selected financial information for each of the fiscal years in the five-year period ended April 3, 2015. The data as of and for each of the fiscal years in the five-year period ended April 3, 2015 have been derived from our audited consolidated financial statements. You should consider the financial statement data provided below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes which are included elsewhere in this Annual Report.

	Fiscal Years Ended
	April 3, 2015	April 4, 2014	March 29, 2013	March 30, 2012	April 1, 2011
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product revenues	$728,074	$785,738	$664,417	$542,064	$523,938
Service revenues	654,461	565,724	455,273	321,563	278,268

Total revenues	1,382,535	1,351,462	1,119,690	863,627	802,206
Operating expenses:
Cost of product revenues	519,483	571,855	484,973	402,794	389,945
Cost of service revenues	444,431	419,425	363,188	233,187	160,623
Selling, general and administrative	270,841	281,533	240,859	181,728	164,265
Independent research and development	46,670	60,736	35,448	24,992	28,711
Amortization of acquired intangible assets	17,966	14,614	15,584	18,732	19,409

Income (loss) from operations	83,144	3,299	(20,362)	2,194	39,253
Interest expense, net	(29,426)	(37,903)	(43,820)	(8,247)	(2,831)
Loss on extinguishment of debt	—	—	(26,501)	—	—

Income (loss) before income taxes	53,718	(34,604)	(90,683)	(6,053)	36,422
Provision for (benefit from) income taxes	13,827	(25,947)	(50,054)	(13,651)	(2)

Net income (loss)	39,891	(8,657)	(40,629)	7,598	36,424
Less: Net (loss) income attributable to noncontrolling interest, net of tax	(472)	789	543	102	309

Net income (loss) attributable to ViaSat, Inc.	$40,363	$(9,446)	$(41,172)	$7,496	$36,115

Basic net income (loss) per share attributable to ViaSat, Inc. common stockholders	$0.86	$(0.21)	$(0.94)	$0.18	$0.88

Diluted net income (loss) per share attributable to ViaSat, Inc. common stockholders	$0.84	$(0.21)	$(0.94)	$0.17	$0.84

Shares used in computing basic net income (loss) per share	47,139	45,744	43,931	42,325	40,858

Shares used in computing diluted net income (loss) per share	48,285	45,744	43,931	44,226	43,059

Consolidated Balance Sheet Data:
Cash and cash equivalents	$52,263	$58,347	$105,738	$172,583	$40,490
Working capital	280,489	256,795	297,725	327,110	167,457
Total assets	2,158,378	1,960,115	1,794,072	1,727,153	1,405,748
Senior notes, net	582,657	583,861	584,993	547,791	272,296
Other long-term debt	223,736	105,900	1,456	774	61,946
Other liabilities	39,995	48,893	52,640	50,353	23,842
Total ViaSat, Inc. stockholders’ equity	1,038,582	941,012	903,001	887,975	840,125

Our fiscal year 2013 information presented reflects the repurchase and redemption of our former 8.875% Senior Notes due 2016 (2016 Notes) and the associated $26.5 million loss on extinguishment of debt. Refer to Note 5 to the consolidated financial statements for discussion of the repurchase and redemption of all of the 2016 Notes and loss on extinguishment of debt. Our fiscal year 2015 reflects the amounts realized under our settlement agreement with SS/L and Loral (the Settlement Agreement) of $53.7 million, of which $33.0 million was recognized as product revenues, $18.7 million was recognized as a reduction to selling, general and administrative (SG&A) expenses in the Company’s satellite services segment, and $2.0 million was recognized as interest income in the consolidated financial statements. Refer to Note 12 to the consolidated financial statements for discussion of the amounts realized under the Settlement Agreement.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

We are an innovator in broadband technologies and services, including satellite and wireless networking applications and secure networking systems, products and services. We have leveraged our success developing complex satellite communication systems and equipment for the U.S. government and select commercial customers to develop next-generation satellite broadband technologies and services for both fixed and mobile users. Our product, systems and service offerings are often linked through common underlying technologies, customer applications and market relationships. We believe that our portfolio of products and services, combined with our ability to effectively cross-deploy technologies between government and commercial segments and across different geographic markets, provides us with a strong foundation to sustain and enhance our leadership in advanced communications and networking technologies. ViaSat operates in three segments: satellite services, commercial networks and government systems.

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

The primary services offered by our satellite services segment are comprised of:

•

Retail and wholesale broadband satellite services offered to consumers and businesses under the Exede and WildBlue brands, which provide two-way satellite-based broadband internet access and VoIP. As of April 3, 2015, we provided broadband satellite services to approximately 686,000 subscribers.

•	Mobile broadband services, which provide global network management and high-speed internet connectivity services for customers using airborne, maritime and ground-mobile satellite systems.

•

Enterprise broadband services, which include in-flight Wi-Fi (including our flagship Exede In The Air service), live on-line event streaming, oil and natural gas data gathering services and high definition satellite news gathering.

On September 5, 2014, we entered into the Settlement Agreement with SS/L and Loral, pursuant to which SS/L and Loral are required to pay us a total of $108.7 million, inclusive of interest, over a two and a half year period from the date of settlement. In exchange, we dismissed both lawsuits against SS/L and Loral. The parties further agreed not to sue each other with respect to the patents and intellectual property that were the subject of the lawsuits and, for a period of two years, not to sue each other or each other’s customers for any intellectual property claims. We record payments under the Settlement Agreement as product revenues and as a reduction of SG&A expenses in our satellite services segment, and as interest income. For further information, see Note 12 to the consolidated financial statements.

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

The primary products and services of our government systems segment include:

•	Government mobile broadband service and product offerings, which provide military and government users with two-way mobile broadband connectivity via satellite in key regions of the world.

•

Government satellite communication systems, which comprise an array of portable, mobile and fixed broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands for line-of-sight and beyond-line-of-sight ISR and C2 missions, satellite networking services, network management systems for Wi-Fi and other internet access networks and global mobile broadband capability, and include products designed for manpacks, aircraft, UAVs, seagoing vessels, ground mobile vehicles and fixed applications.

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

Our products in our commercial networks and government systems segments are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 90%, 92% and 94% of our total revenues for these segments for fiscal years 2015, 2014 and 2013, respectively. The remainder of our revenue in these segments for such periods was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

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

Historically, a significant portion of our revenues has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately 23%, 31% and 26% of our total revenues during fiscal years 2015, 2014 and 2013, respectively.

We also incur IR&D expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development projects. IR&D expenses were approximately 3%, 5% and 3% of total revenues in fiscal years 2015, 2014 and 2013, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

Approximately 17%, 23% and 25% of our total revenues in fiscal years 2015, 2014 and 2013, respectively, were derived from international sales. Doing business internationally creates additional risks related to global political and economic conditions and other factors identified under the heading “Risk Factors” in Item 1A and elsewhere in this report.

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

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs, and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During fiscal years 2015, 2014 and 2013, we recorded losses of approximately $0.6 million, $3.3 million and $3.1 million, respectively, related to loss contracts.

Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and future cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. We believe we have established appropriate systems and processes to enable us to reasonably estimate future costs on our programs through regular evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of April 3, 2015 would change our income before income taxes by approximately $0.5 million.

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

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We periodically review the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for fiscal years 2015, 2014 and 2013.

We account for our goodwill under the authoritative guidance for goodwill and other intangible assets (ASC 350) and the provisions of ASU 2011-08, Testing Goodwill for Impairment, which simplifies how we test goodwill for impairment. Current authoritative guidance allows us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after completing the qualitative assessment, we determine that it is more likely than not that the estimated fair value is greater than the carrying value, we conclude that no impairment exists. If it is more likely than not that the carrying value of the reporting unit exceeds its estimated fair value, we compare the fair value of the reporting unit to its carrying value. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value, resulting in goodwill impairment. We test goodwill for impairment during the fourth quarter every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

The qualitative analysis includes assessing the impact of changes in certain factors including: (1) changes in forecasted operating results and comparing actual results to projections, (2) changes in the industry or our competitive environment since the acquisition date, (3) changes in the overall economy, our market share and market interest rates since the acquisition date, (4) trends in the stock price and related market capitalization and enterprise values, (5) trends in peer companies total enterprise value metrics, and (6) additional factors such as management turnover, changes in regulation and changes in litigation matters.

Based on our qualitative assessment performed during the fourth quarter of fiscal year 2015, we concluded that it was more likely than not that the estimated fair value of our reporting units exceeded their carrying value as of April 3, 2015 and, therefore, determined it was not necessary to perform the two-step goodwill impairment test.

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event that our estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established which would cause a decrease to income in the period such determination is made. Our valuation allowance against deferred tax assets increased from $12.8 million at April 4, 2014 to $15.6 million at April 3, 2015. The valuation allowance primarily relates to state net operating loss carryforwards and research and development credit carryforwards available to reduce state income taxes.

Our analysis of the need for a valuation allowance on deferred tax assets considered the losses incurred during the fiscal years ended April 4, 2014 and March 29, 2013 and the income generated during the fiscal year ended April 3, 2015. In fiscal year 2013 we recorded a significant loss, a substantial portion of which resulted from an extinguishment of debt charge that was recorded upon the refinancing of our former 2016 Notes with the proceeds from the issuance of additional 2020 Notes in October 2012, which provides a benefit to net income due to the lower interest rate of the 2020 Notes. The loss from fiscal year 2014 was less significant and a substantial portion of that loss related to legal expense focused on protecting and extending our technology advantages in litigation against SS/L and Loral, which was resolved in our favor during the second quarter of fiscal year 2015 (see Note 12 to the consolidated financial statements). In addition to these events, our evaluation considered other factors, including our contractual backlog, our history of positive earnings, current earnings trends assuming our satellite subscriber base continues to grow, taxable income adjusted for certain items, and forecasted income by jurisdiction. We also considered the lengthy period over which these net deferred tax assets can be realized, and our history of not having federal tax loss carryforwards expire unused. Based on our analysis of the need for a valuation allowance on deferred tax assets, we increased the valuation allowance by $2.7 million during fiscal year 2015 which related primarily to state net operating loss carryforwards and research and development credit carryforwards available to reduce state income taxes.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated.

Fiscal Years Ended	April 3, 2015	April 4, 2014	March 29, 2013
Revenues:	100.0%	100.0%	100.0%
Product revenues	52.7	58.1	59.3
Service revenues	47.3	41.9	40.7
Operating expenses:
Cost of product revenues	37.6	42.3	43.3
Cost of service revenues	32.1	31.0	32.4
Selling, general and administrative	19.6	20.8	21.5
Independent research and development	3.4	4.6	3.2
Amortization of acquired intangible assets	1.3	1.1	1.4

Income (loss) from operations	6.0	0.2	(1.8)
Interest expense, net	(2.1)	(2.8)	(3.9)
Loss on extinguishment of debt	—	—	(2.4)

Income (loss) before income taxes	3.9	(2.6)	(8.1)
Provision for (benefit from) income taxes	1.0	(2.0)	(4.5)

Net income (loss)	2.9	(0.6)	(3.6)
Net income (loss) attributable to ViaSat, Inc.	2.9	(0.7)	(3.7)

Fiscal Year 2015 Compared to Fiscal Year 2014

Revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	April 3, 2015	April 4, 2014
(In millions, except percentages)
Product revenues	$728.1	$785.7	$(57.7)	(7.3)%
Service revenues	654.5	565.7	88.7	15.7%

Total revenues	$1,382.5	$1,351.5	$31.1	2.3%

Our total revenues grew by $31.1 million as a result of an $88.7 million increase in service revenues, offset by a $57.7 million decrease in product revenues. The service revenue increase was comprised primarily of $75.6 million in our satellite services segment and $14.0 million in our government systems segment. The product revenue decrease was driven by a decrease of $47.5 million in our commercial networks segment and $43.7 million in our government systems segment, offset by an increase of $33.5 million in our satellite services segment (related to the Settlement Agreement).

Cost of revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	April 3, 2015	April 4, 2014
(In millions, except percentages)
Cost of product revenues	$519.5	$571.9	$(52.4)	(9.2)%
Cost of service revenues	444.4	419.4	25.0	6.0%

Total cost of revenues	$963.9	$991.3	$(27.4)	(2.8)%

Cost of revenues decreased by $27.4 million due to a $52.4 million cost of product revenues decrease, offset by a $25.0 million cost of service revenues increase. The cost of product revenues decrease was primarily due to decreased revenues, causing a $66.0 million decrease in cost of product revenues on a constant margin basis, prior to the effects of product revenues related to the implied license under the Settlement Agreement. This cost of product revenues decrease mainly related to our government satellite communications systems (driven by command and control situational awareness) in our government systems segment and fixed satellite networks (driven by consumer broadband products) in our commercial networks segment. The $66.0 million decrease in cost of product revenues on a constant margin basis was offset by lower margins from our commercial networks segment from fixed satellite networks (driven by consumer broadband products), mobile broadband satellite communication systems products and antenna systems products. The cost of service revenues increase was primarily due to increased service revenues, generating a $65.8 million increase in cost of service revenues on a constant margin basis. This increase mainly related to our Exede broadband services in our satellite services segment. However, as our Exede subscribers have continued to grow and related revenues scale, we have also experienced improved margins from our broadband services in our satellite services segment, which partially offset the cost of service growth. Additionally, the cost of service growth was partially offset by improved margins in our government systems segment related to our government satellite communication systems services (mainly due to global mobile broadband services) and the addition of our network management services for Wi-Fi and other internet access networks (relating to our newly acquired subsidiary, NetNearU).

Selling, general and administrative expenses

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	April 3, 2015	April 4, 2014
(In millions, except percentages)
Selling, general and administrative	$270.8	$281.5	$(10.7)	(3.8)%

The $10.7 million decrease in selling, general and administrative (SG&A) expenses was primarily attributable to the recognition of $18.7 million of payments made under the Settlement Agreement as a reduction to SG&A expenses and a decrease in legal expense as a result of the settlement of the litigation with SS/L and its former parent company Loral during the second quarter of fiscal year 2015. The decrease in SG&A expenses was partially offset by an increase in new business proposal costs of $9.1 million (mainly due to our government systems segment) and an increase in other support costs (spread across our government systems and commercial networks segments). SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
	April 3, 2015	April 4, 2014
(In millions, except percentages)
Independent research and development	$46.7	$60.7	$(14.1)	(23.2)%

The $14.1 million decrease in IR&D expenses reflected decreased IR&D efforts in our government systems segment of $7.8 million (primarily due to a decrease in advancement of integrated government satellite communications platforms and development of next-generation dual band mobility solutions, offset by an increase in tactical data link development projects and information assurance projects) and a decrease in our commercial networks segment of $5.4 million (primarily due to a decrease in next-generation consumer broadband, offset by an increase in mobile broadband satellite communication systems).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from two to ten years. The increase in amortization of acquired intangible assets of $3.4 million in fiscal year 2015 compared to last fiscal year was primarily the result of our acquisition of NetNearU in June 2014. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2016	$15,135
Expected for fiscal year 2017	7,821
Expected for fiscal year 2018	6,487
Expected for fiscal year 2019	3,974
Expected for fiscal year 2020	2,942
Thereafter	5,981

$42,340

Interest income

The $2.0 million increase in interest income in fiscal year 2015 compared to fiscal year 2014 was primarily due to the recognition of $2.0 million of payments made under the Settlement Agreement as interest income.

Interest expense

The decrease in interest expense year-over-year of $6.5 million was primarily due to an increase of $8.1 million in the amount of interest capitalized. This decrease was partially offset by increased interest expense on outstanding borrowings under our Revolving Credit Facility during fiscal year 2015 due primarily to higher outstanding balances compared to the prior year period. Capitalized interest expense during the fiscal years ended 2015 and 2014 related to the construction of ViaSat-2 and other assets.

Provision for (benefit from) income taxes

The effective income tax expense in fiscal year 2015 reflected the tax expense from the income before income taxes and the benefit from federal and state research tax credits. Fiscal year 2015 includes twelve months of federal research tax credit including three months from fiscal year 2014 and nine months from fiscal year 2015 as a result of the Tax Increase Prevention Act of 2014 enacted on December 19, 2014 which extended the research and development credit retroactively from January 1, 2014 to December 31, 2014. Fiscal year 2015 also included an expense related to the increase in valuation allowance related primarily to state net operating loss carryforwards and research and development credit carryforwards available to reduce state income taxes. The effective income tax benefit in fiscal year 2014 reflected the tax benefit from the loss before income taxes and the benefit from federal and state research tax credits. Due to the December 31, 2013 expiration of the federal research tax credit, fiscal year 2014 only included nine months of the federal research tax credit. Fiscal year 2014 also included a benefit related to the valuation allowance release related primarily to state net operating loss carryforwards as a result of the combination of the merger of ViaSat Communications, Inc. into ViaSat and changes in the apportioned state tax rates.

Segment Results for Fiscal Year 2015 Compared to Fiscal Year 2014

Satellite services segment

Revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	April 3, 2015	April 4, 2014
Segment product revenues	$33.6	$—	$33.5	100.0%
Segment service revenues	466.3	390.7	75.6	19.4%

Total revenues	$499.9	$390.7	$109.2	27.9%

Our satellite services segment revenues grew by $109.2 million as a result of a $75.6 million increase in service revenues and a $33.5 million increase in product revenues. The increase in service revenues related primarily to retail and wholesale broadband services, and was primarily driven by an increase in the number of Exede broadband subscribers, as well as related higher average revenue per subscriber. Total broadband subscribers grew 7% from approximately 641,000 at April 4, 2014 to approximately 686,000 at April 3, 2015. The service revenue increase also reflected the expansion of our in-flight Wi-Fi service with over 330 aircraft in service as of the end of fiscal year 2015. The increase in product revenues was primarily due to the recognition of $33.0 million of payments under the Settlement Agreement as product revenue in our satellite services segment.

Segment operating profit (loss)

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	April 3, 2015	April 4, 2014
Segment operating profit (loss)	$62.4	$(46.0)	$108.4	235.6%
Percentage of segment revenues	12.5%	(11.8)%

The change from an operating loss to an operating profit for our satellite services segment was primarily due to higher earnings contributions of $77.7 million. Continued growth in the size of our Exede broadband services subscriber base resulted in increased service revenues and improved margins. In addition, our satellite services segment operating profit included $51.8 million from the Settlement Agreement, which resulted in increased product revenues and a decrease in SG&A expenses. Legal expense decreased as a result of the settlement of the litigation with SS/L and its former parent company Loral during the second quarter of fiscal year 2015. Additionally, selling costs decreased due to decreased sales and marketing support costs, reflecting a more established consumer broadband subscriber base. These decreases in SG&A expenses were partially offset by an increase in other support costs.

Commercial networks segment

Revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	April 3, 2015	April 4, 2014
Segment product revenues	$331.1	$378.6	$(47.5)	(12.6)%
Segment service revenues	16.1	16.9	(0.9)	(5.1)%

Total revenues	$347.1	$395.5	$(48.4)	(12.2)%

Our commercial networks segment revenues decreased by $48.4 million, primarily due to the $47.5 million decrease in product revenues. Of this product revenue decrease, $68.7 million related to fixed satellite networks (driven primarily by our large scale Australian Ka-band infrastructure project as it moves closer to completion as well as consumer broadband products due to reduced revenues from terminal sales, partially offset by our next-generation Ka-band system contract in Canada). Our satellite networking development programs revenues also decreased $6.4 million. These decreases were partially offset by a $26.1 million increase in product revenues for our antenna systems products.

Segment operating loss

	Fiscal Years Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	April 3, 2015	April 4, 2014
Segment operating loss	$(33.6)	$(12.1)	$(21.5)	(177.0)%
Percentage of segment revenues	(9.7)%	(3.1)%

The $21.5 million increase in operating loss for our commercial networks segment was primarily due to lower earnings contributions of $24.1 million from lower revenues due to fixed satellite networks (driven primarily by consumer broadband products), as well as lower margins resulting from a shift in revenue mix due to lower terminal sales in our fixed satellite networks (driven primarily by consumer broadband products). We also experienced lower margins in our mobile broadband satellite communication systems products and antenna systems and services. The increase in our segment operating loss also reflected higher support, new business proposal and selling costs of $2.9 million, offset by lower IR&D costs of $5.4 million.

Government systems segment

Revenues

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	April 3, 2015	April 4, 2014
Segment product revenues	$363.4	$407.1	$(43.7)	(10.7)%
Segment service revenues	172.1	158.1	14.0	8.8%

Total revenues	$535.5	$565.2	$(29.7)	(5.3)%

Our government systems segment revenues decreased by $29.7 million, due to a decrease of $43.7 million in product revenues, partially offset by a $14.0 million increase in service revenues. The decrease in product revenues was primarily due to revenue decreases of $83.7 million in government satellite communication systems (mainly attributable to command and control situational awareness) and a $5.7 million decrease in tactical satcom radio products (relating to our majority-owned subsidiary TrellisWare Technologies, Inc.). This decrease was partially offset by a $29.6 million increase in tactical data link products and $15.1 million increase in information assurance products. The increase in service revenues was primarily due to revenue increases of $23.2 million related to NetNearU, our newly acquired subsidiary, partially offset by a $4.7 million decrease related to government satellite communication systems services (mainly attributable to command and control situational awareness and global mobile broadband, offset by broadband networking services revenues for military customers), by a $2.9 million decrease in information assurance services and by a $1.3 million decrease in tactical data link services.

Segment operating profit

	Fiscal Years Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	April 3, 2015	April 4, 2014
Segment operating profit	$72.3	$76.0	$(3.7)	(4.9)%
Percentage of segment revenues	13.5%	13.5%

The $3.7 million decrease in our government systems segment operating profit reflected higher new business proposal, support and selling costs of $16.3 million, offset by lower IR&D costs of $7.8 million and $4.8 million of higher earnings contributions (mainly from improved margins in global mobile broadband and the addition of our network management services for Wi-Fi and other internet access networks (relating to our newly acquired subsidiary NetNearU)).

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

The $40.7 million increase in SG&A expenses was primarily attributable to higher support costs of $33.7 million, higher selling costs of $4.4 million, and higher new business proposal costs of $2.6 million. Of the higher support costs, $23.1 million related to our satellite services segment (due to legal expense, approximately

$18.4 million, focused on protecting and extending our technology advantages), $8.4 million to our commercial networks segment, and $2.2 million related to our government systems segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

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

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives ranging from three to ten years. The decrease in amortization of acquired intangible assets of $1.0 million in fiscal year 2014 compared to last fiscal year was a result of acquired trade name intangibles in our satellite services segment becoming fully amortized over the preceding twelve months. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

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

Interest expense

The decrease in interest expense year-over-year of $6.1 million was primarily due to the refinancing, in October 2012, of our former $275.0 million in aggregate principal amount of 2016 Notes with the proceeds from the issuance of an additional $300.0 million in aggregate principal amount of 2020 Notes, which bear interest at a lower rate, coupled with an increase of $5.0 million in the amount of interest capitalized. Capitalized interest expense during fiscal year 2014 related to the commencement of construction of ViaSat-2 and other assets. This decrease was partially offset by interest expense on outstanding borrowings under the Credit Facility during fiscal year 2014. No borrowings were made under the Credit Facility during fiscal year 2013.

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

Backlog

As reflected in the table below, our overall firm backlog increased during fiscal year 2015. The increase in firm backlog was due to increases in both our government systems and satellite services segments. Our overall funded backlog decreased during fiscal year 2015. The decrease in funded backlog was due to a decrease in our commercial networks segment.

	As of April 3, 2015	As of April 4, 2014
	(In millions)
Firm backlog
Satellite Services segment	$216.2	$160.2
Commercial Networks segment	317.3	457.4
Government Systems segment	382.1	281.9

Total	$915.6	$899.5

Funded backlog
Satellite Services segment	$216.2	$160.2
Commercial Networks segment	317.3	457.4
Government Systems segment	307.9	235.0

Total	$841.4	$852.6

The firm backlog does not include contract options. Of the $915.6 million in firm backlog, approximately $512.0 million is expected to be delivered in fiscal year 2016, and the balance is expected to be delivered in fiscal year 2017 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.

Our total new awards were approximately $1,413.4 million, $1,425.9 million and $1,373.4 million for fiscal years 2015, 2014 and 2013, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At April 3, 2015, we had $52.3 million in cash and cash equivalents, $280.5 million in working capital, $210.0 million in outstanding borrowings under our Revolving Credit Facility and $20.5 million in outstanding borrowings under our Ex-Im

Credit Facility. At April 4, 2014, we had $58.3 million in cash and cash equivalents, $256.8 million in working capital and $105.0 million in outstanding borrowings under our Revolving Credit Facility. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

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

To further enhance our liquidity position or to finance the construction and launch of any future satellites, acquisitions or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public and/or private credit and capital markets. In March 2013, we filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of debt securities, common stock, preferred stock, depositary shares, warrants and rights. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. We believe that our current cash balances and net cash expected to be provided by operating activities along with availability under our Credit Facilities will be sufficient to meet our anticipated operating requirements for at least the next twelve months.

Cash flows

Cash provided by operating activities for fiscal year 2015 was $349.5 million compared to cash provided by operating activities of $205.1 million for fiscal year 2014. This $144.4 million increase was primarily driven by our operating results (net income adjusted for depreciation, amortization and other non-cash charges) which generated $127.1 million of higher cash inflows, coupled with a $17.3 million year-over-year decrease in cash used to fund net operating assets needs. The decrease in cash used to fund net operating assets during fiscal year 2015 when compared to fiscal year 2014 was partially due to lower combined billed and unbilled accounts receivable, net, attributable to the timing of contractual milestones for our larger development programs in our commercial networks segment, as well as a decrease in cash used for inventory in our commercial networks segment.

Cash used in investing activities for fiscal year 2015 was $476.6 million compared to cash used in investing activities in fiscal year 2014 of $354.5 million. The increase in cash used in investing activities reflected an increase of $84.7 million in cash used for the construction of our ViaSat-2 satellite and an increase of $55.0 million in cash used for acquisitions, offset by a $26.4 million decrease in capital expenditures for new CPE units and other general purpose equipment.

Cash provided by financing activities for fiscal year 2015 was $121.5 million compared to cash provided by financing activities of $101.8 million for fiscal year 2014. This $19.6 million increase in cash provided by financing activities was primarily related to the $13.9 million of proceeds, net of discount, from borrowings under our Ex-Im Credit Facility. Both periods included $105.0 million in net proceeds from borrowings under our Revolving Credit Facility. Cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, offset by cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards, and payment of debt issuance costs.

Comparing fiscal year 2014 cash flow to fiscal year 2013, the $113.3 million increase in cash provided by operating activities was primarily driven by our operating results (net loss adjusted for depreciation, amortization and other non-cash charges) which generated $106.8 million of higher cash inflows, coupled with a $13.6 million year-over-year decrease in cash used to fund net operating assets needs. Cash provided by operating activities for fiscal year 2013 included a $7.1 million net cash inflow related to our refinancing of the 2016 Notes. The increase in cash used in investing activities reflected $119.2 million in cash used during fiscal year 2014 for the construction of our ViaSat-2 satellite, as well as a $23.7 million increase in capital expenditures year-over-year for other general purpose equipment. The $58.9 million increase in cash provided by financing activities was primarily related to the $105.0 million in net proceeds from borrowings under our Revolving Credit Facility, offset by debt issuance costs of $2.5 million during fiscal year 2014, compared to no borrowings in the prior year period. Cash provided by financing activities for fiscal year 2013 reflected the issuance of $300.0 million in aggregate principal amount of additional 2020 Notes, offset by the repurchase and redemption of all of our $275.0 million in aggregate principal amount of 2016 Notes and debt issuance costs of $8.1 million.

Satellite service-related activities

In May 2013, we entered into an agreement to purchase ViaSat-2, our second high-capacity Ka-band satellite, from The Boeing Company (Boeing) at a price of approximately $358.0 million, plus an additional amount for launch support services to be performed by Boeing. The projected total cost of the ViaSat-2 project, including the satellite, launch, insurance and related gateway infrastructure, through satellite launch is estimated to be between $600.0 million to $650.0 million, and will depend on the timing of the gateway infrastructure roll-out. Our total required cash funding may be reduced through various third party agreements, including potential joint service offerings and other strategic partnering arrangements. We believe we have adequate sources of funding for the project, which include our cash on hand, available borrowing capacity under our Ex-Im Credit Facility and the cash we expect to generate from operations over the next few years. We believe the upcoming launch and roll-out of the ViaSat-2 satellite and related ground infrastructure will impact our financial results in our satellite services segment in future periods, although we expect the relative impact to be less than we experienced in relation to the launch and roll-out of our ViaSat-1 satellite and related ground infrastructure.

During the period from late fiscal year 2012 until early fiscal year 2015, we incurred higher operating costs in connection with the launch and roll-out of our ViaSat-1 satellite and related ground infrastructure and our Exede broadband services, as well as higher interest expense as we capitalized a lower amount of the interest expense on our outstanding debt in fiscal year 2014 as we were in the early stages of construction of ViaSat-2, our second high-capacity Ka-band satellite. These higher operating costs included costs associated with depreciation, gateway connectivity, subscriber acquisition costs, logistics, customer care and various support systems. These additional operating costs attributed to our Exede service commencement negatively impacted income from operations during that period. As the total number of subscribers of our Exede broadband services increased, the resultant increase in service revenues in our satellite services segment improved income (loss) from operations for our satellite services segment, despite the additional litigation expense we incurred to successfully protect our proprietary technology, which was resolved in our favor during the second quarter of fiscal year 2015. At the end of fiscal year 2015, we had approximately 686,000 subscribers, however there can be no assurance that the number of subscribers of our Exede broadband services and service revenues in our satellite services segment will increase in any future period.

Revolving Credit Facility

As of April 3, 2015, the Revolving Credit Facility provided a $500.0 million revolving line of credit (including up to $150.0 million of letters of credit) with a maturity date of November 26, 2018. Borrowings under the Revolving Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. At April 3, 2015, the weighted average effective interest rate on our outstanding borrowings under the Revolving Credit Facility was 2.18%. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of ViaSat (as defined in the Revolving Credit Facility) and secured by substantially all of our assets. As of April 3, 2015, none of our subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

At April 3, 2015, we had $210.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility and $40.4 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of April 3, 2015 of $249.6 million.

Ex-Im Credit Facility

On March 12, 2015, a foreign subsidiary of ViaSat entered into the Ex-Im Credit Facility with the Export-Import Bank of the United States. As of April 3, 2015, the Ex-Im Credit Facility provided a $524.9 million senior secured direct loan facility, $467.0 million of which can be used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remainder used to finance the total exposure fees incurred under the Ex-Im Credit Facility of up to $57.9 million (depending on the total amount of financing borrowed under the Ex-Im Credit Facility). Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38% and are required to be repaid in 17 approximately equal semi-annual installments, commencing approximately six months after the in-orbit acceptance date of the ViaSat-2 satellite (or, if earlier, on October 15, 2017), with a maturity date of October 15, 2025. Exposure fees of $6.0 million were incurred in connection with our initial borrowing under the Ex-Im Credit Facility, with the remaining exposure fees payable by the in-orbit acceptance date for ViaSat-2. Exposure fees under the Ex-Im Credit Facility are amortized using the effective interest rate method. The effective interest rate on our outstanding borrowings under the Ex-Im Credit Facility, which takes into account estimated timing and amount of borrowings, exposure fees, debt issuance costs and other fees, was approximately 4.43% as of April 3, 2015. The Ex-Im Credit Facility is guaranteed by ViaSat and is secured by first-priority liens on the ViaSat-2 satellite and related assets as well as a pledge of the capital stock of the borrower under the facility.

The Ex-Im Credit Facility contains financial covenants regarding ViaSat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

At April 3, 2015, we had $20.5 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility, leaving $452.5 million available to finance ViaSat-2 related costs as incurred. Borrowings under the Ex-Im Credit Facility were issued with a discount of $7.3 million (comprising the initial $6.0 million exposure fee and other customary fees). The borrowings under the Ex-Im Credit Facility are recorded as long-term debt, net of discount, in our consolidated financial statements. The discount and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility are amortized to interest expense on an effective interest rate basis over the term of the borrowings under the Ex-Im Credit Facility.

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

The 2020 Notes are required to be guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Revolving Credit Facility. During the second quarter of fiscal year 2014, the last remaining subsidiary guarantor, ViaSat Communications, Inc., was merged into ViaSat. Accordingly, as of April 3, 2015, none of our subsidiaries guaranteed the 2020 Notes. The 2020 Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated debt. The 2020 Notes are effectively junior in right of payment to our existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2020 Notes, and are senior in right of payment to all of our existing and future subordinated indebtedness.

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

Contractual Obligations

The following table sets forth a summary of our obligations at April 3, 2015:

		For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2016	2017- 2018	2019- 2020	Thereafter
Operating leases and satellite capacity agreements	$258,818	$75,980	$69,617	$53,503	$59,718
2020 Notes	792,422	39,531	79,063	79,063	594,765
Revolving Credit Facility(1)	226,951	4,616	9,283	213,052	—
Ex-Im Credit Facility(2)	23,682	280	2,180	5,649	15,573
Satellite performance incentives	34,044	2,001	4,424	5,047	22,572
Purchase commitments including satellite-related agreements	530,526	301,291	182,322	19,232	27,681
Other	900	300	600	—	—

Total	$1,867,343	$423,999	$347,489	$375,546	$720,309

(1)	To the extent that the interest rate is variable and ultimate amounts borrowed under the Revolving Credit Facility may fluctuate, amounts reflected represent estimated interest payments on our current outstanding balances based on the weighted average effective interest rate at April 3, 2015 until the maturity date in November 2018.
(2)	To the extent that the ultimate amounts borrowed under the Ex-Im Credit Facility may fluctuate, amounts reflected represent estimated interest and principal payments on our current outstanding balance until the maturity date in October 2025. The amounts listed in the table above exclude the completion exposure fee that will be payable under the Ex-Im Credit Agreement by the in-orbit acceptance date for ViaSat-2, the amount of which will be based on the total amount of financing borrowed under the Ex-Im Credit Facility; see “Liquidity and Capital Resources — Ex-Im Credit Facility.”

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

Our consolidated balance sheets included $40.0 million and $48.9 million of “other liabilities” as of April 3, 2015 and April 4, 2014, respectively, which primarily consisted of the long-term portion of our satellite performance incentives obligation, our long-term warranty obligations, the long-term portion of deferred rent, long-term portion of deferred revenue and long-term deferred income taxes. With the exception of the long-term portion of our satellite performance incentives obligation, these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 8 to our consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 13 to our consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at April 3, 2015 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this report.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, short-term and long-term obligations, including the Credit Facilities and the 2020 Notes, and foreign currency forward contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of April 3, 2015, we had $210.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility, $20.5 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, and $575.0 million in aggregate principal amount outstanding of the 2020 Notes, and we held no short-term investments. Our 2020 Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Revolving Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant portion of our cash balance in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by approximately $0.1 million and $0.1 million for the fiscal years ended April 3, 2015 and April 4, 2014, respectively. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

As of April 3, 2015, we had $210.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility. Our primary interest rate under the Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. At April 3, 2015, the weighted average effective interest rate on our outstanding borrowings under the Revolving Credit Facility was 2.18%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred, prior to effects of capitalized interest, by approximately $1.1 million over a twelve-month period.

Foreign Exchange Risk

We generally conduct our business in U.S. dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency risk is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, from time to time, we may enter into foreign currency forward contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of April 3, 2015, there were no foreign currency forward contracts outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements at April 3, 2015 and April 4, 2014 and for each of the three fiscal years in the period ended April 3, 2015, and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this report on pages F-1 through F-42.

Summarized Quarterly Data (Unaudited)

The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. Summarized quarterly data for fiscal years 2015 and 2014 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2015
Total revenues	$319,471	$358,758	$339,553	$364,753
(Loss) income from operations	(1,169)	46,456	18,178	19,679
Net (loss) income	(6,321)	23,992	14,784	7,436
Net (loss) income attributable to ViaSat, Inc.	(5,944)	23,947	14,811	7,549
Basic net (loss) income per share	(0.13)	0.51	0.31	0.16
Diluted net (loss) income per share	(0.13)	0.50	0.31	0.16
2014
Total revenues	$321,102	$353,881	$332,555	$343,924
Income (loss) from operations	3,424	(510)	1,524	(1,139)
Net (loss) income	(1,487)	2,281	(5,960)	(3,491)
Net (loss) income attributable to ViaSat, Inc.	(1,834)	1,897	(5,993)	(3,516)
Basic net (loss) income per share	(0.04)	0.04	(0.13)	(0.08)
Diluted net (loss) income per share	(0.04)	0.04	(0.13)	(0.08)

Summarized quarterly data reflects product revenue recognized with respect to amounts realized under the Settlement Agreement for the second quarter of fiscal year 2015 of $21.0 million, and approximately $6.0 million for each of the third and fourth quarter of fiscal year 2015. Summarized quarterly data reflects a reduction to SG&A expenses with respect to amounts realized under the Settlement Agreement for the second quarter of fiscal year 2015 of $18.7 million. Refer to Note 12 to the consolidated financial statements for discussion of the Settlement Agreement.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 3, 2015, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 3, 2015.

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management concluded that its internal control over financial reporting was effective as of April 3, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of April 3, 2015, as stated in their report which appears on page F-1.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended April 3, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in our definitive Proxy Statement to be filed with the SEC in connection with our 2015 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Corporate Governance Principles and Board Matters,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.

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

Exhibits

The Exhibit Index on page 70 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

By:	/s/ MARK DANKBERG
Chairman and Chief Executive Officer

Date: May 22, 2015

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Mark Dankberg and Shawn Duffy, jointly and severally, his attorneys-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK DANKBERG Mark Dankberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 22, 2015

/s/ SHAWN DUFFY Shawn Duffy	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 22, 2015

/s/ FRANK J. BIONDI, JR. Frank J. Biondi, Jr.	Director	May 22, 2015

/s/ ROBERT BOWMAN Robert Bowman	Director	May 22, 2015

/s/ ROBERT JOHNSON Robert Johnson	Director	May 22, 2015

/s/ ALLEN LAY Allen Lay	Director	May 22, 2015

/s/ JEFFREY NASH Jeffrey Nash	Director	May 22, 2015

/s/ JOHN STENBIT John Stenbit	Director	May 22, 2015

/s/ HARVEY WHITE Harvey White	Director	May 22, 2015

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of ViaSat, Inc.	10-Q	000-21767	3.1	11/14/2000

3.2	Second Amended and Restated Bylaws of ViaSat, Inc.	8-K	000-21767	3.1	12/04/2012

4.1	Form of Common Stock Certificate	S-1/A	333-13183	4.1	11/05/1996

4.2	Indenture dated as of February 27, 2012 by and among ViaSat, Inc., Wilmington Trust, National Association, as trustee, and the guarantors party thereto	8-K	000-21767	4.1	02/27/2012

4.3	Form of 6.875% Senior Note due 2020 of ViaSat, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.2 hereto)	8-K	000-21767	4.1	02/27/2012

10.1	Form of Indemnification Agreement between ViaSat, Inc. and each of its directors and officers	8-K	000-21767	99.1	03/07/2008

10.2*	ViaSat, Inc. Employee Stock Purchase Plan (as Amended and Restated Effective September 18, 2013)	8-K	000-21767	10.1	09/19/2013

10.3*	1996 Equity Participation Plan of ViaSat, Inc. (As Amended and Restated Effective September 20, 2012)	8-K	000-21767	10.1	09/20/2012

10.4*	Form of Stock Option Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.					X

10.5*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Global					X

10.6*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Independent Director					X

10.7*	Form of Restricted Stock Unit Award Agreement for the 1996 Equity Participation Plan of ViaSat, Inc.—Executive					X

10.8*	Form of Change in Control Severance Agreement between ViaSat, Inc. and each of its executive officers	8-K	000-21767	10.1	08/04/2010

10.9	Credit Agreement dated as of November 26, 2013, by and among ViaSat, Inc., Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.1	11/26/2013

10.9.1	First Amendment to Credit Agreement and other Loan Documents dated as of March 12, 2015, by and among ViaSat, Inc., Union Bank, N.A. (as agent) and the other lenders party thereto	8-K	000-21767	10.2	03/13/2015

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.10	Credit Agreement dated as of March 12, 2015, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im facility agent) and the Export-Import Bank of the United States	8-K	000-21767	10.1	03/13/2015

10.11†	Award/Contract dated March 10, 2010 between ViaSat, Inc. and Space and Naval Warfare Systems	10-K/A	000-21767	10.19	08/03/2010

21.1	Subsidiaries					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer					X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

*	Indicates management contract, compensatory plan or arrangement.
†	Portions of this exhibit (indicated by asterisks) have been omitted and separately filed with the Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ViaSat, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of ViaSat, Inc. and its subsidiaries at April 3, 2015 and April 4, 2014, and the results of their operations and their cash flows for each of the three years in the period ended April 3, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 3, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Diego, California

May 22, 2015

VIASAT, INC.

CONSOLIDATED BALANCE SHEETS

	As of April 3, 2015	As of April 4, 2014
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$52,263	$58,347
Accounts receivable, net	266,339	271,891
Inventories	128,367	119,601
Deferred income taxes	57,075	37,712
Prepaid expenses and other current assets	44,702	44,070

Total current assets	548,746	531,621

Satellites, net	762,221	630,836
Property and equipment, net	418,022	421,666
Other acquired intangible assets, net	42,340	35,397
Goodwill	117,241	83,627
Other assets	269,808	256,968

Total assets	$2,158,378	$1,960,115

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$76,931	$98,852
Accrued liabilities	191,326	175,974

Total current liabilities	268,257	274,826

Senior notes, net	582,657	583,861
Other long-term debt	223,736	105,900
Other liabilities	39,995	48,893

Total liabilities	1,114,645	1,013,480

Commitments and contingencies (Notes 11 and 12)
Equity:
ViaSat, Inc. stockholders’ equity
Series A, convertible preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at April 3, 2015 and April 4, 2014, respectively	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized; 47,697,413 and 46,229,259 shares outstanding at April 3, 2015 and April 4, 2014, respectively	5	5
Paid-in capital	786,467	776,452
Retained earnings	251,963	211,600
Common stock held in treasury, at cost, no shares and 1,190,572 shares at April 3, 2015 and April 4, 2014, respectively	—	(49,358)
Accumulated other comprehensive income	147	2,313

Total ViaSat, Inc. stockholders’ equity	1,038,582	941,012
Noncontrolling interest in subsidiary	5,151	5,623

Total equity	1,043,733	946,635

Total liabilities and equity	$2,158,378	$1,960,115

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	April 3, 2015	April 4, 2014	March 29, 2013
	(In thousands, except per share data)
Revenues:
Product revenues	$728,074	$785,738	$664,417
Service revenues	654,461	565,724	455,273

Total revenues	1,382,535	1,351,462	1,119,690
Operating expenses:
Cost of product revenues	519,483	571,855	484,973
Cost of service revenues	444,431	419,425	363,188
Selling, general and administrative	270,841	281,533	240,859
Independent research and development	46,670	60,736	35,448
Amortization of acquired intangible assets	17,966	14,614	15,584

Income (loss) from operations	83,144	3,299	(20,362)
Other income (expense):
Interest income	2,022	35	173
Interest expense	(31,448)	(37,938)	(43,993)
Loss on extinguishment of debt	—	—	(26,501)

Income (loss) before income taxes	53,718	(34,604)	(90,683)
Provision for (benefit from) income taxes	13,827	(25,947)	(50,054)

Net income (loss)	39,891	(8,657)	(40,629)
Less: Net (loss) income attributable to the noncontrolling interest, net of tax	(472)	789	543

Net income (loss) attributable to ViaSat, Inc.	$40,363	$(9,446)	$(41,172)

Net income (loss) per share attributable to ViaSat, Inc. common stockholders:
Basic net income (loss) per share attributable to ViaSat, Inc. common stockholders	$0.86	$(0.21)	$(0.94)
Diluted net income (loss) per share attributable to ViaSat, Inc. common stockholders	$0.84	$(0.21)	$(0.94)
Shares used in computing basic net income (loss) per share	47,139	45,744	43,931
Shares used in computing diluted net income (loss) per share	48,285	45,744	43,931

Comprehensive income (loss):
Net income (loss)	$39,891	$(8,657)	$(40,629)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on hedging, net of tax	(25)	219	76
Foreign currency translation adjustments, net of tax	(2,141)	1,488	(909)

Other comprehensive (loss) income, net of tax	(2,166)	1,707	(833)
Comprehensive income (loss)	37,725	(6,950)	(41,462)

Less: comprehensive (loss) income attributable to the noncontrolling interest, net of tax	(472)	789	543

Comprehensive income (loss) attributable to ViaSat, Inc.	$38,197	$(7,739)	$(42,005)

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	April 3, 2015	April 4, 2014	March 29, 2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$39,891	$(8,657)	$(40,629)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	179,542	159,089	134,133
Amortization of intangible assets	41,891	25,975	23,038
Deferred income taxes	12,420	(27,182)	(50,728)
Stock-based compensation expense	39,353	33,639	27,035
Loss on disposition of fixed assets	31,997	33,752	12,109
Non-cash loss on extinguishment of debt	—	—	6,726
Repayment of discount on the 2016 Notes	—	—	(3,418)
Receipt of premium on the Additional 2020 Notes	—	—	10,500
Other non-cash	4,778	6,153	4,301
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,745	(9,219)	(57,124)
Inventories	(1,217)	(11,422)	21,233
Other assets	(16,328)	(6,561)	(15,471)
Accounts payable	862	(7,404)	4,564
Accrued liabilities	20,017	17,730	9,406
Other liabilities	(7,435)	(753)	6,123

Net cash provided by operating activities	349,516	205,140	91,798
Cash flows from investing activities:
Purchase of property, equipment and satellites	(366,492)	(307,625)	(176,295)
Cash paid for patents, licenses and other assets	(52,686)	(44,461)	(25,270)
Payments related to acquisition of businesses, net of cash acquired	(57,376)	(2,400)	—

Net cash used in investing activities	(476,554)	(354,486)	(201,565)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	350,000	295,000	—
Payments of revolving credit facility borrowings	(245,000)	(190,000)	—
Proceeds from Ex-Im credit facility borrowings, net of discount	13,914	—	—
Proceeds from issuance of 2020 Notes	—	—	300,000
Repayment of 2016 Notes	—	—	(271,582)
Payment of debt issuance costs	(2,757)	(2,512)	(8,059)
Proceeds from issuance of common stock under equity plans	23,202	18,617	31,001
Payments related to tax withholdings on restricted stock unit releases	(14,788)	(15,588)	(8,412)
Other	(3,107)	(3,690)	—

Net cash provided by financing activities	121,464	101,827	42,948
Effect of exchange rate changes on cash	(510)	128	(26)

Net decrease in cash and cash equivalents	(6,084)	(47,391)	(66,845)
Cash and cash equivalents at beginning of fiscal year	58,347	105,738	172,583

Cash and cash equivalents at end of fiscal year	$52,263	$58,347	$105,738

Supplemental information:
Cash paid for interest (net of amounts capitalized)	$29,645	$34,446	$32,004

Cash paid (received) for income taxes, net	$494	$1,185	$931

Non-cash investing and financing activities:
Issuance of stock in satisfaction of certain accrued employee compensation liabilities	$10,194	$8,018	$7,060
Capital expenditures not paid for	$6,584	$30,237	$747

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	ViaSat, Inc. Stockholders						Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total
	Common Stock		Paid-in Capital	Retained Earnings	Common Stock Held in Treasury
	Number of Shares Issued	Amount			Number of Shares	Amount
	(In thousands, except share data)
Balance at March 30, 2012	43,776,202	$4	$649,672	$262,218	(727,674)	$(25,358)	$1,439	$4,218	$892,193
Exercise of stock options	1,178,573	—	25,915	—	—	—	—	—	25,915
Issuance of stock under Employee Stock Purchase Plan	157,636	—	5,086	—	—	—	—	—	5,086
Stock-based compensation	—	—	27,382	—	—	—	—	—	27,382
Shares issued in settlement of certain accrued employee compensation liabilities	197,149	—	7,060	—	—	—	—	—	7,060
RSU awards vesting	612,233	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(219,933)	(8,412)	—	—	(8,412)
Other noncontrolling interest activity	—	—	—	—	—	—	—	73	73
Net (loss) income	—	—	—	(41,172)	—	—	—	543	(40,629)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(833)	—	(833)

Balance at March 29, 2013	45,921,793	$4	$715,115	$221,046	(947,607)	$(33,770)	$606	$4,834	$907,835
Exercise of stock options	592,971	1	12,910	—	—	—	—	—	12,911
Issuance of stock under Employee Stock Purchase Plan	137,921	—	5,706	—	—	—	—	—	5,706
Stock-based compensation	—	—	34,703	—	—	—	—	—	34,703
Shares issued in settlement of certain accrued employee compensation liabilities	113,126	—	8,018	—	—	—	—	—	8,018
RSU awards vesting	654,020	—	—	—	—	—	—	—	—
Purchase of treasury shares pursuant to vesting of certain RSU agreements	—	—	—	—	(242,965)	(15,588)	—	—	(15,588)
Net (loss) income	—	—	—	(9,446)	—	—	—	789	(8,657)
Other comprehensive income, net of tax	—	—	—	—	—	—	1,707	—	1,707

Balance at April 4, 2014	47,419,831	$5	$776,452	$211,600	(1,190,572)	$(49,358)	$2,313	$5,623	$946,635
Exercise of stock options	724,800	—	15,732	—	—	—	—	—	15,732
Issuance of stock under Employee Stock Purchase Plan	152,268	—	7,470	—	—	—	—	—	7,470
Stock-based compensation	—	—	40,765	—	—	—	—	—	40,765
Shares issued in settlement of certain accrued employee compensation liabilities	180,526	—	10,194	—	—	—	—	—	10,194
Retirement of common stock held in treasury	(1,190,572)	—	(49,358)	—	1,190,572	49,358	—	—	—
RSU awards vesting, net of shares withheld for taxes which have been retired	410,560	—	(14,788)	—	—	—	—	—	(14,788)
Net income (loss)	—	—	—	40,363	—	—	—	(472)	39,891
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,166)	—	(2,166)

Balance at April 3, 2015	47,697,413	$5	$786,467	$251,963	—	$—	$147	$5,151	$1,043,733

See accompanying notes to the consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and a Summary of Its Significant Accounting Policies

The Company

ViaSat, Inc. (also referred to hereafter as the “Company” or “ViaSat”) is an innovator in broadband technologies and services, including satellite and wireless networking applications and secure networking systems, products and services.

Principles of consolidation

The Company’s consolidated financial statements include the assets, liabilities and results of operations of ViaSat, its wholly owned subsidiaries and TrellisWare Technologies, Inc. (TrellisWare), a majority-owned subsidiary. All significant intercompany amounts have been eliminated.

For fiscal year 2015 and prior periods, the Company’s fiscal year ended on the Friday closest to March 31, resulting in a 52 or 53 week year approximately every four to five years as a result of the shift in fiscal calendar. For example, references to fiscal year 2015 refer to the fiscal year ended April 3, 2015 and the Company’s quarters for fiscal year 2015 ended on July 4, 2014, October 3, 2014, January 2, 2015 and April 3, 2015. Fiscal year 2014 was a 53 week year, compared with a 52 week year in fiscal years 2015 and 2013. The Company does not believe that the extra week resulted in any material impact on its financial results. On May 4, 2015, the Company’s Board of Directors approved a change in the Company’s fiscal year from a 52 or 53 week fiscal year ending on the Friday closest to March 31 to a fiscal year ending on March 31 of each year, effective with the fiscal year commencing April 4, 2015. Beginning April 4, 2015, the Company’s fiscal quarters will end on June 30, September 30, December 31, and March 31 of each year.

Certain prior period amounts have been reclassified to conform to the current period presentation.

During the first quarter of fiscal year 2015, the Company completed the acquisition of NetNearU Corp. (NetNearU), a privately held Delaware corporation (see Note 9). During the first quarter of fiscal year 2014, the Company completed the acquisition of LonoCloud, Inc. (LonoCloud), an early-stage privately held company. The LonoCloud purchase price of approximately $2.4 million was primarily allocated to acquired technology intangible assets. These acquisitions were accounted for as purchases and, accordingly, the consolidated financial statements include the operating results of NetNearU and LonoCloud from the dates of acquisition.

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

Revenues from the U.S. government as an individual customer comprised approximately 22.8%, 21.2% and 24.1% of total revenues for fiscal years 2015, 2014 and 2013, respectively. Billed accounts receivable to the U.S. government as of April 3, 2015 and April 4, 2014 were approximately 30.6% and 22.3%, respectively, of total billed receivables. In addition, none of the Company’s commercial customers comprised 10.0% or more of total revenues for fiscal years 2015, 2014 and 2013. The Company’s five largest contracts generated approximately 21.1%, 26.4% and 24.0% of the Company’s total revenues for the fiscal years ended April 3, 2015, April 4, 2014 and March 29, 2013, respectively.

The Company relies on a limited number of contract manufacturers to produce its products.

Inventory

Inventory is valued at the lower of cost or market, cost being determined by the weighted average cost method.

Property, equipment and satellites

Satellites and other property and equipment are recorded at cost or, in the case of certain satellites and other property acquired, the fair value at the date of acquisition, net of accumulated depreciation. Capitalized satellite costs consist primarily of the costs of satellite construction and launch, including launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentives expected to be payable to satellite manufacturers (dependent on the continued satisfactory performance of the satellites), costs directly associated with the monitoring and support of satellite construction, and interest costs incurred during the period of satellite construction. The Company also constructs gateway facilities, network operations systems and other assets to support its satellites, and those construction costs, including interest, are capitalized as incurred. At the time satellites are placed in service, the Company estimates the useful life of its satellites for depreciation

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purposes based upon an analysis of each satellite’s performance against the original manufacturer’s orbital design life, estimated fuel levels and related consumption rates, as well as historical satellite operating trends. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets ranging from two to twenty-four years. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term or the life of the improvement. Costs incurred for additions to property, equipment and satellites, together with major renewals and betterments, are capitalized and depreciated over the remaining life of the underlying asset. Costs incurred for maintenance, repairs and minor renewals and betterments are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in operations, which for the periods presented, primarily related to losses incurred for unreturned customer premise equipment (CPE).

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (Accounting Standards Codification (ASC) 835-20). With respect to assets under construction, including the ViaSat-2 satellite which commenced construction during the first quarter of fiscal year 2014, the Company capitalized $16.2 million, $8.1 million, and $3.1 million of interest expense during the fiscal years ended April 3, 2015, April 4, 2014 and March 29, 2013, respectively.

The Company owns two satellites: ViaSat-1 (its first high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). During the first quarter of fiscal year 2014, the Company entered into a satellite construction contract for ViaSat-2, its second high-capacity Ka-band satellite. In addition, the Company has an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and owns related gateway and networking equipment for all of its satellites. The Company periodically reviews the remaining estimated useful life of its satellites to determine if revisions to estimated lives are necessary. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property and equipment in the accompanying consolidated financial statements. The Company depreciates the satellites, gateway and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of April 3, 2015 were $250.3 million and $107.8 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of April 4, 2014 were $221.0 million and $79.8 million, respectively.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.2 million related to patents were included in other assets as of April 3, 2015 and April 4, 2014. The Company had capitalized costs of $15.1 million and $13.5 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of April 3, 2015 and April 4, 2014, respectively. Accumulated amortization related to these assets was $1.4 million and $1.0 million as of April 3, 2015 and April 4, 2014, respectively. Amortization expense related to these assets was an insignificant amount for the fiscal years ended April 3, 2015, April 4, 2014 and March 29, 2013. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During fiscal years 2015, 2014 and 2013, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During fiscal years 2015, 2014 and 2013, the Company capitalized approximately $3.5 million, $2.5 million and $8.1 million, respectively, of debt issuance costs. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss). Other unamortized debt issuance costs are recorded in prepaid expenses and other current assets and in other long-term assets in the consolidated balance sheets, depending on the amounts expected to be amortized to interest expense within the next twelve months.

Software development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $119.9 million and $91.0 million related to software developed for resale were included in other assets as of April 3, 2015 and April 4, 2014, respectively. The Company capitalized $52.4 million and $41.5 million of costs related to software developed for resale for fiscal years ended April 3, 2015 and April 4, 2014, respectively. Amortization expense for software development costs was $23.5 million, $11.1 million and $7.2 million during fiscal years 2015, 2014 and 2013, respectively.

Impairment of long-lived and other long-term assets (property, equipment, and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), the Company assesses potential impairments to long-lived assets, including property, equipment and satellites, and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by the Company for fiscal years 2015, 2014 and 2013.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company accounts for its goodwill under the authoritative guidance for goodwill and other intangible assets (ASC 350) and Accounting Standards Update (ASU) 2011-08 (ASU 2011-08), Intangibles — Goodwill and Other (ASC 350): Testing Goodwill for Impairment, which simplifies how the Company tests goodwill for impairment. Current authoritative guidance allows the Company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after completing the qualitative assessment, the Company determines that it is more likely than not that the estimated fair value is greater than the carrying value, the Company concludes that no impairment exists. If it is more likely than not that the carrying value of the reporting unit exceeds its estimated fair value, the Company compares the fair value of the reporting unit to its carrying value. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value, resulting in goodwill impairment. The Company tests goodwill for impairment during the fourth quarter every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

The qualitative analysis includes assessing the impact of changes in certain factors including (1) changes in forecasted operating results and comparing actual results to projections, (2) changes in the industry or its competitive environment since the acquisition date, (3) changes in the overall economy, its market share and market interest rates since the acquisition date, (4) trends in the stock price and related market capitalization and enterprise values, (5) trends in peer companies total enterprise value metrics, and (6) additional factors such as management turnover, changes in regulation and changes in litigation matters.

Based on the Company’s qualitative assessment performed during the fourth quarter of fiscal year 2015, the Company concluded that it was more likely than not that the estimated fair value of the Company’s reporting units exceeded their carrying value as of April 3, 2015, and therefore, determined it was not necessary to perform the two-step goodwill impairment test. No impairments were recorded by the Company related to goodwill and other intangible assets for fiscal years 2015, 2014 and 2013.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods, as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $3.9 million and $3.5 million as of April 3, 2015 and April 4, 2014, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At April 3, 2015 and April 4, 2014, no such amounts were accrued related to the aforementioned provisions.

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

Common stock held in treasury

During fiscal years 2015, 2014 and 2013, the Company issued 647,006, 654,020 and 612,233 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company repurchased 236,446, 242,965 and 219,933 shares of common stock with a total value of $14.8 million, $15.6 million and $8.4 million during fiscal years 2015, 2014 and 2013, respectively.

During fiscal year 2015, the Company retired 1,427,018 shares of treasury stock with a total value of $64.1 million. These shares remain as authorized stock; however they are now considered to be unissued. This treasury stock retirement resulted in a decrease in common stock held in treasury and in paid-in capital of $64.1 million in the Company’s consolidated balance sheet. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of April 3, 2015 and April 4, 2014, the Company had no shares and 1,190,572 shares of common stock held in treasury, respectively. During the third quarter of fiscal year 2015, the Board of Directors of the Company approved the retirement of all shares of treasury stock and, with respect to the future issuance of shares of common stock upon vesting of restricted stock units, approved the immediate retirement of shares withheld for employee withholding taxes. Although shares withheld for employee withholding taxes are not issued, they are treated as common stock repurchases for accounting purposes, as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units.

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

During fiscal years 2015, 2014 and 2013, the Company settled certain foreign exchange contracts and in connection therewith for each year recognized an insignificant loss or gain recorded in cost of revenues based on the nature of the underlying transactions. The Company had no foreign currency forward contracts outstanding as of April 3, 2015. The fair value of the Company’s foreign currency forward contracts was an other current asset of less than $0.1 million at April 4, 2014. The notional value of foreign currency forward contracts outstanding as of April 4, 2014 was $3.3 million.

There were no gains or losses from ineffectiveness of these derivative instruments recorded for fiscal years 2015, 2014 and 2013.

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

Revenue recognition

A substantial portion of the Company’s revenues is derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the authoritative guidance for the percentage-of-completion method of accounting (ASC 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract, or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During fiscal years 2015, 2014 and 2013, the Company recorded losses of approximately $0.6 million, $3.3 million and $3.1 million, respectively, related to loss contracts.

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

Contract costs on U.S. government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. government agencies, as well as negotiations with U.S. government representatives. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal year 2011 and subsequent fiscal years. During the second quarter of fiscal year 2015, the DCAA completed its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2010 without further audit. Although the Company has recorded contract revenues subsequent to fiscal year 2010 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of April 3, 2015 and April 4, 2014, the Company had $4.3 million and $6.7 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 12). The year-over-year decrease in contract-related reserves reflected the conclusion of the DCAA’s incurred cost audit for fiscal year 2004 and the DCAA’s approval of the Company’s incurred cost claims for fiscal years 2005 through 2010.

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in selling, general and administrative (SG&A) expenses. Advertising expenses for fiscal years 2015, 2014 and 2013 were $17.0 million, $18.9 million and $21.8 million, respectively.

Commissions

The Company compensates third parties based on specific commission programs directly related to certain product and service sales, and these commissions costs are expensed as incurred.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense on a straight-line basis over the employee’s requisite service period. Stock-based compensation expense is recognized in the consolidated statements of operations and comprehensive income (loss) for fiscal years 2015, 2014 and 2013 only for those awards ultimately expected to vest, with forfeitures estimated at the date of grant. The authoritative guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Rent expense, deferred rent obligations and deferred lease incentives

The Company leases all of its facilities under operating leases. Some of these lease agreements contain tenant improvement allowances funded by landlord incentives, rent holidays and rent escalation clauses. The authoritative guidance for leases (ASC 840) requires rent expense to be recognized on a straight-line basis over the lease term. The difference between the rent due under the stated periods of the lease compared to that of the straight-line basis is recorded as deferred rent within other long-term liabilities in the consolidated balance sheet.

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

At April 3, 2015 and April 4, 2014, deferred rent included in other long-term liabilities in the Company’s consolidated balance sheets was $8.3 million and $9.8 million, respectively.

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s analysis of the need for a valuation allowance on deferred tax assets considered the losses incurred during the fiscal years ended April 4, 2014 and March 29, 2013 and the income generated during fiscal year April 3, 2015. In fiscal year 2013, the Company recorded a significant loss, a substantial portion of which resulted from an extinguishment of debt charge that was recorded upon the refinancing of the Company’s former 8.875% Senior Notes due 2016 (2016 Notes) with the proceeds from the issuance of additional 6.875% Senior Notes due 2020 (2020 Notes), which provides a benefit to net income due to the lower interest rate of the 2020 Notes. The loss from fiscal year 2014 was less significant and a substantial portion of that loss related to legal expense focused on protecting and extending the Company’s technology advantages in litigation against Space Systems/Loral, Inc. (SS/L) and its former parent company Loral Space & Communications, Inc. (Loral), which was resolved in the Company’s favor during the second quarter of fiscal year 2015 (see Note 12). In addition to these events, the Company’s evaluation considered other factors, including the Company’s contractual backlog, the Company’s history of positive earnings, current earnings trends assuming the Company’s satellite subscriber base continues to grow, taxable income adjusted for certain items, and forecasted income by jurisdiction. The Company also considered the lengthy period over which these net deferred tax assets can be realized and the Company’s history of not having federal tax loss carryforwards expire unused.

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

Segment reporting

The Company’s reporting segments, namely its satellite services, commercial networks and government systems segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides retail and wholesale satellite-based broadband services for its consumer, enterprise and mobile broadband customers primarily in the United States. The Company’s commercial networks segment develops and produces a variety of advanced end-to-end satellite and other wireless communication systems and ground networking equipment and products, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment develops and produces network-centric, Internet Protocol (IP)-based fixed and mobile secure government communications systems, network management systems, products, services and solutions and provides global mobile broadband service and product offerings. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance (see Note 15).

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (ASC 810): Amendments to the Consolidation Analysis. ASU 2015-02 amended the process that a reporting entity must perform to determine

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whether it should consolidate certain types of legal entities. This guidance will become effective for the Company in fiscal year 2017, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (ASC 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance will be effective for the Company in fiscal year 2017, with early adoption permitted. The new guidance shall be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Composition of Certain Balance Sheet Captions

	As of April 3, 2015	As of April 4, 2014
	(In thousands)
Accounts receivable, net:
Billed	$120,345	$129,794
Unbilled	147,049	143,651
Allowance for doubtful accounts	(1,055)	(1,554)

	$266,339	$271,891

Inventories:
Raw materials	$42,716	$42,786
Work in process	22,957	22,279
Finished goods	62,694	54,536

	$128,367	$119,601

Prepaid expenses and other current assets:
Prepaid expenses	$40,106	$41,341
Other	4,596	2,729

	$44,702	$44,070

Satellites, net:
Satellite — WildBlue-1 (estimated useful life of 10 years)	$195,890	$195,890
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellite — ViaSat-1 (estimated useful life of 17 years)	363,204	363,204
Satellite — ViaSat-2 (under construction)	328,857	146,610

	987,041	804,794
Less accumulated depreciation and amortization	(224,820)	(173,958)

	$762,221	$630,836

Property and equipment, net:
Equipment and software (estimated useful life of 2-7 years)	$511,717	$452,197
CPE leased equipment (estimated useful life of 4-5 years)	250,281	221,017
Furniture and fixtures (estimated useful life of 7 years)	20,395	18,773
Leasehold improvements (estimated useful life of 2-17 years)	67,723	62,159
Building (estimated useful life of 24 years)	8,923	8,923
Land	1,621	1,621
Construction in progress	17,890	17,062

	878,550	781,752
Less accumulated depreciation	(460,528)	(360,086)

	$418,022	$421,666

Other assets:
Capitalized software costs, net	$119,936	$91,022
Patents, orbital slots and other licenses, net	16,900	15,700
Deferred income taxes	75,789	110,711
Other	57,183	39,535

	$269,808	$256,968

Accrued liabilities:
Collections in excess of revenues and deferred revenues	$83,528	$69,127
Accrued employee compensation	27,953	23,954
Accrued vacation	25,859	22,550
Warranty reserve, current portion	9,235	9,368
Current portion of other long-term debt	260	1,856
Other	44,491	49,119

	$191,326	$175,974

Other liabilities:
Deferred revenue, long-term portion	$4,894	$10,097
Deferred rent, long-term portion	8,307	9,758
Warranty reserve, long-term portion	6,310	7,655
Deferred income taxes, long-term portion	363	816
Satellite performance incentives obligation, long-term portion	20,121	$20,567

	$39,995	$48,893

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

The following tables present the Company’s hierarchy for its assets measured at fair value on a recurring basis as of April 3, 2015 and April 4, 2014:

	Fair Value as of April 3, 2015	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$2,033	$2,033	$—	$—

Total assets measured at fair value on a recurring basis	$2,033	$2,033	$—	$—

	Fair Value as of April 4, 2014	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$2,087	$2,087	$—	$—
Foreign currency forward contracts	40	—	40	—

Total assets measured at fair value on a recurring basis	$2,127	$2,087	$40	$—

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt — The Company’s long-term debt consists of borrowings under its revolving credit facility (the Revolving Credit Facility) and under its direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility and, together with the Revolving Credit Facility, the Credit Facilities), reported at the outstanding principal amount of borrowings, and $575.0 million in aggregate principal amount of 2020 Notes reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. As of April 3, 2015 and April 4, 2014, the fair value of the Company’s outstanding long-term debt related to the 2020 Notes was determined using quoted prices in active markets (Level 1) and was $610.9 million and $616.7 million, respectively. The fair value of the Company’s long-term debt related to the Revolving Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. The fair value of the Company’s long-term debt related to the Ex-Im Credit Facility approximates its carrying amount due to the proximity of the closing of the Ex-Im Credit Facility compared to the reporting date.

Satellite performance incentives obligation — The Company’s contract with the manufacturer of ViaSat-1 requires the Company to make monthly in-orbit satellite performance incentive payments, including interest at 7.0%, over a fifteen-year period from December 2011 to December 2026, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentives on a recurring basis. The fair value of the Company’s outstanding satellite performance incentives is estimated to approximate their carrying value based on current rates (Level 2). As of each of April 3, 2015 and April 4, 2014, the Company’s estimated satellite performance incentives obligation and accrued interest was $22.4 million and $22.6 million, respectively.

Note 4 — Goodwill and Acquired Intangible Assets

During fiscal year 2015, the Company’s goodwill increased by $33.6 million, of which $34.6 million was related to the acquisition of NetNearU recorded within the Company’s government systems segment, partially offset by the effect of foreign currency translation recorded within the Company’s government systems and commercial networks segments. During fiscal year 2014, the $0.6 million increase in the Company’s goodwill related to the effects of foreign currency translation recorded mainly within the Company’s commercial networks segment.

Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years. Amortization expense related to other acquired intangible assets was $18.0 million, $14.6 million and $15.6 million for the fiscal years ended April 3, 2015, April 4, 2014 and March 29, 2013, respectively.

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
Expected for fiscal year 2016	$15,135
Expected for fiscal year 2017	7,821
Expected for fiscal year 2018	6,487
Expected for fiscal year 2019	3,974
Expected for fiscal year 2020	2,942
Thereafter	5,981

$42,340

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of the other acquired intangible assets and the related accumulated amortization as of April 3, 2015 and April 4, 2014 is as follows:

	Weighted Average Useful Life	As of April 3, 2015			As of April 4, 2014
		Total	Accumulated Amortization	Net book Value	Total	Accumulated Amortization	Net book Value
	(In years)	(In thousands)
Technology	6	$67,403	$(55,939)	$11,464	$57,084	$(52,979)	$4,105
Contracts and customer relationships	8	99,556	(74,019)	25,537	88,853	(62,245)	26,608
Satellite co-location rights	9	8,600	(4,893)	3,707	8,600	(3,969)	4,631
Trade name	3	5,940	(5,788)	152	5,680	(5,680)	—
Other	7	8,722	(7,242)	1,480	6,320	(6,267)	53

Total other acquired intangible assets		$190,221	$(147,881)	$42,340	$166,537	$(131,140)	$35,397

Note 5 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of April 3, 2015 and April 4, 2014:

	As of April 3, 2015	As of April 4, 2014
	(In thousands)
Senior Notes
2020 Notes	$575,000	$575,000
Unamortized premium on the 2020 Notes	7,657	8,861

Total senior notes, net of premium	582,657	583,861
Less: current portion of the senior notes	—	—

Total senior notes long-term, net	582,657	583,861

Other Long-Term Debt
Revolving Credit Facility	210,000	105,000
Ex-Im Credit Facility	20,476	—
Unamortized discount on the Ex-Im Credit Facility	(7,302)	—
Other	822	2,756

Total other long-term debt	223,996	107,756
Less: current portion of other long-term debt	260	1,856

Other long-term debt, net	223,736	105,900

Total debt	806,653	691,617
Less: current portion	260	1,856

Long-term debt, net	$806,393	$689,761

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated aggregate amounts and timing of payments on the Company’s long-term debt obligations as of April 3, 2015 for the next five years and thereafter were as follows (excluding the effects of premium accretion on the 2020 Notes and discount accretion under the Ex-Im Credit Facility):

For the Fiscal Years Ending
(In thousands)
2016	$260
2017	263
2018	1,504
2019	212,409
2020	2,409
Thereafter	589,453

806,298
Plus: unamortized premium (discount)	355

Total	$806,653

Revolving Credit Facility

As of April 3, 2015, the Revolving Credit Facility provided a $500.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of November 26, 2018. Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. At April 3, 2015, the weighted average effective interest rate on the Company’s outstanding borrowings under the Revolving Credit Facility was 2.18%. The Company has capitalized certain amounts of interest expense on the Revolving Credit Facility in connection with the construction of various assets during the construction period. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of April 3, 2015, none of the Company’s subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

The Company was in compliance with its financial covenants under the Revolving Credit Facility as of April 3, 2015. At April 3, 2015, the Company had $210.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility and $40.4 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of April 3, 2015 of $249.6 million.

Ex-Im Credit Facility

On March 12, 2015, a foreign subsidiary of the Company entered into the Ex-Im Credit Facility with the Export-Import Bank of the United States. As of April 3, 2015, the Ex-Im Credit Facility provided a $524.9 million senior secured direct loan facility, $467.0 million of which can be used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remainder used to finance the total exposure fees incurred under the Ex-Im Credit Facility of up to $57.9 million (depending on the total amount of financing borrowed under the Ex-Im Credit Facility). Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38% and are required

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be repaid in 17 approximately equal semi-annual installments, commencing approximately six months after the in-orbit acceptance date of the ViaSat-2 satellite (or, if earlier, on October 15, 2017), with a maturity date of October 15, 2025. Exposure fees of $6.0 million were incurred in connection with the initial borrowing under the Ex-Im Credit Facility, with the remaining exposure fees payable by the in-orbit acceptance date for ViaSat-2. Exposure fees under the Ex-Im Credit Facility are amortized using the effective interest rate method. The effective interest rate on the Company’s outstanding borrowings under the Ex-Im Credit Facility, which takes into account estimated timing and amount of borrowings, exposure fees, debt issuance costs and other fees, was approximately 4.43% as of April 3, 2015. The Ex-Im Credit Facility is guaranteed by ViaSat and is secured by first-priority liens on the ViaSat-2 satellite and related assets, as well as a pledge of the capital stock of the borrower under the facility.

The Ex-Im Credit Facility contains financial covenants regarding ViaSat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of April 3, 2015. At April 3, 2015, we had $20.5 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility, leaving $452.5 million available to finance ViaSat-2 related costs as incurred. The borrowings under the Ex-Im Credit Facility were issued with a discount of $7.3 million (comprising the initial $6.0 million exposure fee and other customary fees). The borrowings under the Ex-Im Credit Facility are recorded as long-term debt, net of discount, in the Company’s consolidated financial statements. The discount and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility is amortized to interest expense on an effective interest rate basis over the term of the borrowings under the Ex-Im Credit Facility.

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

The 2020 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Credit Facility. During the second quarter of fiscal year 2014, the last remaining subsidiary guarantor, ViaSat Communications, Inc., was merged into the Company. Accordingly, as of April 3, 2015, none of the Company’s subsidiaries guaranteed the 2020 Notes. The 2020

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2020 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2020 Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

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

Discharge of Indenture and Loss on Extinguishment of Debt

In connection with the Company’s issuance of the additional $300.0 million of 2020 Notes issued in October 2012, the Company repurchased and redeemed all of its $275.0 million in aggregate principal amount of 2016 Notes then outstanding through a cash tender offer and redemption, and the indenture governing the 2016 Notes was satisfied and discharged in accordance with its terms. On October 12, 2012, the Company purchased $262.1 million in aggregate principal amount of the 2016 Notes pursuant to the tender offer. The total cash payment to purchase the tendered 2016 Notes in the tender offer, including accrued and unpaid interest up to, but excluding, the repurchase date and a $10 consent payment per $1,000 principal amount of notes tendered, was $282.5 million. On November 14, 2012, the Company redeemed the remaining $12.9 million in aggregate principal amount of 2016 Notes pursuant to the optional redemption provisions of the 2016 Notes at a redemption price of 106.656% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date. The total cash payment to redeem the remaining 2016 Notes was $14.0 million.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In November 1996, the Company adopted the 1996 Equity Participation Plan (the Equity Participation Plan). The Equity Participation Plan provides for the grant to executive officers, other key employees, consultants and non-employee directors of the Company a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock units and performance awards. From November 1996 to September 2012 through various amendments of the Equity Participation Plan, the Company increased the maximum number of shares reserved for issuance under this plan to 21,400,000 shares. The Company believes that such awards better align the interests of its employees with those of its stockholders. Shares of the Company’s common stock granted under the Equity Participation Plan in the form of stock options or stock appreciation right are counted against the Equity Participation Plan share reserve on a one for one basis. Shares of the Company’s common stock granted under the Equity Participation Plan as an award other than as an option or as a stock appreciation right with a per share purchase price lower than 100% of fair market value on the date of grant are counted against the Equity Participation Plan share reserve as two shares for each share of common stock prior to September 22, 2010 and subsequent to September 19, 2012, and as 2.65 shares for each share of common stock during the period beginning on September 22, 2010 and ending on September 19, 2012. Restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date.

In November 1996, the Company adopted the ViaSat, Inc. Employee Stock Purchase Plan (the Employee Stock Purchase Plan) to assist employees in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. In September 2013, the Company amended the Employee Stock Purchase Plan to increase the maximum number of shares reserved for issuance under this plan from 2,250,000 shares to 2,550,000 shares. To facilitate participation for employees located outside of the United States in light of non-U.S. law and other considerations, the amended Employee Stock Purchase Plan also provides for the grant of purchase rights that are not intended to be tax-qualified. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total stock-based compensation expense recognized in accordance with the authoritative guidance for share-based payments was as follows:

	Fiscal Years Ended
	April 3, 2015	April 4, 2014	March 29, 2013
	(In thousands)
Stock-based compensation expense before taxes	$39,353	$33,639	$27,035
Related income tax benefits	(14,889)	(12,685)	(10,213)

Stock-based compensation expense, net of taxes	$24,464	$20,954	$16,822

For fiscal years 2015, 2014 and 2013 the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit award vesting as the excess tax benefit from stock options exercised and restricted stock unit award vesting increased the Company’s net operating loss carryforward.

The Company has no awards with market or performance conditions. The compensation cost that has been charged against income for the Equity Participation Plan under the authoritative guidance for share-based payments was $37.2 million, $31.7 million and $25.5 million, and for the Employee Stock Purchase Plan was $2.1 million, $1.9 million and $1.5 million, for the fiscal years ended April 3, 2015, April 4, 2014 and March 29, 2013, respectively. The Company capitalized $2.5 million, $1.6 million and $1.0 million of stock-based compensation expense as a part of the cost for software development for resale included in other assets and as a part of the equipment and software for the internal use included in property, equipment and satellites for fiscal years 2015, 2014 and 2013, respectively.

As of April 3, 2015, total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Equity Participation Plan (including stock options and restricted stock units) and the Employee Stock Purchase Plan was $102.8 million and $0.6 million, respectively. These costs are expected to be recognized over a weighted average period of 2.6 years and 2.7 years, for stock options and restricted stock units, respectively, under the Equity Participation Plan and less than six months for the Employee Stock Purchase Plan.

Stock options and employee stock purchase plan. The Company’s employee stock options typically have a simple four-year vesting schedule and a six to ten year contractual term. The weighted average estimated fair value of employee stock options granted and employee stock purchase plan shares issued during fiscal year 2015 was $22.22 and $14.18 per share, respectively, during fiscal year 2014 was $23.03 and $16.32 per share, respectively, and during fiscal year 2013 was $13.96 and $9.02 per share, respectively, using the Black-Scholes model with the following weighted average assumptions (annualized percentages):

	Employee Stock Options			Employee Stock Purchase Plan
	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Volatility	34.0%	40.2%	41.2%	30.6%	34.3%	30.0%
Risk-free interest rate	1.7%	1.3%	0.7%	0.1%	0.1%	0.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life	5.5 years	5.5 years	5.5 years	0.5 years	0.5 years	0.5 years

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

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of employee stock option activity for fiscal year 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Outstanding at April 4, 2014	2,200,443	$35.68
Options granted	351,500	65.15
Options canceled	—	—
Options exercised	(724,800)	21.71

Outstanding at April 3, 2015	1,827,143	$46.90	3.23	$26,349

Vested and exercisable at April 3, 2015	1,024,982	$39.18	2.09	$21,602

The total intrinsic value of stock options exercised during fiscal years 2015, 2014 and 2013 was $28.9 million, $25.9 million and $23.5 million, respectively. All options issued under the Company’s stock option plans have an exercise price equal to the fair market value of the Company’s stock on the date of the grant.

Restricted stock units. Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over four years. Compensation cost for these awards is based on the fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. For fiscal years 2015, 2014 and 2013, the Company recognized $31.4 million, $26.7 million and $21.7 million, respectively, in stock-based compensation expense related to these restricted stock unit awards.

The per unit weighted average grant date fair value of restricted stock units granted during fiscal years 2015, 2014 and 2013 was $65.20, $61.52 and $36.82, respectively. A summary of restricted stock unit activity for fiscal year 2015 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding at April 4, 2014	1,842,936	$47.97
Awarded	815,894	65.20
Forfeited	(37,903)	52.35
Released	(647,006)	46.68

Outstanding at April 3, 2015	1,973,921	$55.42

Vested and deferred at April 3, 2015	133,553	$32.05

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of shares vested related to restricted stock units during the fiscal years 2015, 2014 and 2013 was $30.6 million, $25.2 million and $21.8 million, respectively.

Note 7 — Shares Used In Computing Diluted Net Income (Loss) Per Share

	Fiscal Years Ended
	April 3, 2015	April 4, 2014	March 29, 2013
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net income (loss) per share attributable to ViaSat, Inc. common stockholders	47,139	45,744	43,931
Options to purchase common stock as determined by application of the treasury stock method	475	—	—
Restricted stock units to acquire common stock as determined by application of the treasury stock method	515	—	—
Potentially issuable shares in connection with certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan equivalents	156	—	—

Shares used in computing diluted net income (loss) per share attributable to ViaSat, Inc. common stockholders	48,285	45,744	43,931

Antidilutive shares relating to stock options excluded from the calculation comprised 451,038 shares for the fiscal year ended April 3, 2015. Antidilutive shares relating to restricted stock units excluded from the calculation comprised 285,481 for the fiscal year ended April 3, 2015.

The weighted average number of shares used to calculate basic and diluted net income (loss) per share attributable to ViaSat, Inc. common stockholders is the same for both the fiscal years ended April 4, 2014 and March 29, 2013, as the Company incurred a net loss attributable to ViaSat, Inc. common stockholders for the fiscal years ended April 4, 2014 and March 29, 2013 and inclusion of potentially dilutive shares of common stock would be antidilutive. Potentially dilutive shares of common stock excluded from the calculation for the fiscal year ended April 4, 2014 were 920,113 shares relating to stock options, 618,113 shares relating to restricted stock units and 151,619 shares relating to certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan. Potentially dilutive shares of common stock excluded from the calculation for the fiscal year ended March 29, 2013 were 1,601,693 shares relating to stock options, 424,464 shares relating to restricted stock units and 162,517 shares relating to certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Income Taxes

The provision for income taxes includes the following:

	Fiscal Years Ended
	April 3, 2015	April 4, 2014	March 29, 2013
	(In thousands)
Current tax provision (benefit)
Federal	$(216)	$798	$(166)
State	1,507	540	2
Foreign	115	12	(64)

	1,406	1,350	(228)

Deferred tax provision (benefit)
Federal	14,546	(11,188)	(36,042)
State	(1,477)	(16,032)	(12,657)
Foreign	(648)	(77)	(1,127)

	12,421	(27,297)	(49,826)

Total provision (benefit) from income taxes	$13,827	$(25,947)	$(50,054)

Significant components of the Company’s net deferred tax assets are as follows:

	As of
	April 3, 2015	April 4, 2014
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$223,642	$269,427
Tax credit carryforwards	112,183	96,586
Warranty reserve	5,841	6,475
Accrued compensation	8,016	6,880
Deferred rent	3,585	4,128
Inventory reserve	8,510	6,636
Stock-based compensation	12,739	9,728
Other	34,116	6,872
Valuation allowance	(15,550)	(12,832)

Total deferred tax assets	393,082	393,900
Deferred tax liabilities:
Property, equipment and satellites and intangible assets	(260,582)	(246,293)

Total deferred tax liabilities	(260,582)	(246,293)

Net deferred tax assets	$132,500	$147,607

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Fiscal Years Ended
	April 3, 2015	April 4, 2014	March 29, 2013
	(In thousands)
Tax provision (benefit) at federal statutory rate	$18,808	$(12,132)	$(31,737)
State tax provision, net of federal benefit	4,014	(3,555)	(3,202)
Tax credits, net of valuation allowance	(14,055)	(13,217)	(17,136)
Non-deductible compensation	1,966	1,337	1,305
Non-deductible meals and entertainment	759	678	448
Foreign effective tax rate differential, net of valuation allowance	898	536	(363)
Other	1,437	406	631

Total provision (benefit) from income taxes	$13,827	$(25,947)	$(50,054)

As of April 3, 2015, the Company had federal and state research credit carryforwards of $84.2 million and $92.7 million, respectively, which begin to expire in fiscal year 2026 and fiscal year 2018, respectively. As of April 3, 2015, the Company had alternative minimum tax (AMT) and foreign tax credit (FTC) carryforwards of $0.4 million and $1.1 million, respectively. The AMT credit does not expire and the FTC begins to expire in fiscal year 2021. As of April 3, 2015, the Company had federal and state net operating loss carryforwards of $703.4 million and $557.8 million, respectively, which begin to expire in fiscal year 2020 and fiscal year 2016, respectively.

The Company recognizes excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company. During fiscal year 2015, the Company did not realize any excess tax benefits. As of April 3, 2015, the Company had $48.4 million of unrealized excess tax benefits associated with share-based compensation. These tax benefits will be accounted for as a credit to additional paid-in capital if and when realized, rather than a reduction of the provision for income taxes.

In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of existing deferred tax assets ultimately depends on future profitability and the existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carryforward period available under tax law. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established which would cause a decrease to income in the period such determination is made. A valuation allowance of $15.6 million at April 3, 2015 and $12.8 million at April 4, 2014 has been established relating to state net operating loss carryforwards and research credit carryforwards that, based on management’s estimate of future taxable income attributable to certain states and generation of additional research credits, are considered more likely than not to expire unused. The Company’s analysis of the need for a valuation allowance on deferred tax assets considered the losses incurred during the fiscal years ended April 4, 2014 and March 29, 2013 and the income generated during the fiscal year ended April 3, 2015. In fiscal year 2013, the Company recorded a significant loss, a substantial portion of such which resulted from an extinguishment of debt charge that was recorded upon the refinancing of the Company’s former 2016 Notes with the proceeds from the

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuance of additional 2020 Notes, which provides a benefit to net income due to the lower interest rate of the 2020 Notes. The loss from fiscal year 2014 was less significant and a substantial portion of that loss related to legal expense focused on protecting and extending our technology advantages in the litigation against SS/L and its former parent company Loral, which was resolved in the Company’s favor during the second quarter of fiscal year 2015 (see Note 12). In addition to these events, the Company’s evaluation considered other factors, including the Company’s contractual backlog, the Company’s history of positive earnings, current earnings trends assuming the Company’s satellite subscriber base continues to grow, taxable income adjusted for certain items, and forecasted income by jurisdiction. The Company also considered the lengthy period over which these net deferred tax assets can be realized and the Company’s history of not having federal tax loss carryforwards expire unused. Based on the Company’s analysis of the need for a valuation allowance on deferred tax assets, the Company increased the valuation allowance by $2.7 million during fiscal year 2015 which related primarily to state net operating loss carryforwards and research and development credit carryforwards available to reduce state income taxes. The Company will continue to evaluate the ability to realize its deferred tax assets on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed.

If the Company has an “Ownership Change” as defined under Internal Revenue Code Section 382, it may have an annual limitation on the utilization of its net operating loss and tax credit carryforwards.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	As of
	April 3, 2015	April 4, 2014	March 29, 2013
	(In thousands)
Balance, beginning of fiscal year	$37,395	$34,491	$33,556
Increase (decrease) related to prior year tax positions	524	(249)	16
Increases related to current year tax positions	3,897	4,459	4,608
Statute expirations	(47)	(1,306)	(3,489)
Settlements	—	—	(200)

Balance, end of fiscal year	$41,769	$37,395	$34,491

Of the total unrecognized tax benefits at April 3, 2015, $34.0 million would reduce the Company’s annual effective tax rate if recognized, subject to valuation allowance consideration.

In the next twelve months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

The Company is subject to periodic audits by domestic and foreign tax authorities. By statute, the Company’s U.S. federal income tax returns are subject to examination by the Internal Revenue Service (“IRS”) for fiscal years 2012 through 2014. Additionally, tax credit carryovers that were generated in prior years and utilized in these years may also be subject to examination by the IRS. With few exceptions, fiscal years 2011 to 2014 remain open to examination by state and foreign taxing jurisdictions. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest or penalties associated with uncertain tax positions as of April 3, 2015 and April 4, 2014.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Acquisition

On June 6, 2014, the Company completed the acquisition of all outstanding shares of NetNearU. The purchase price for NetNearU was $60.2 million in cash consideration. The net cash outlay for the acquisition, after taking into account cash acquired of $4.1 million, was $56.1 million.

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

The purchase price allocation of the acquired assets and assumed liabilities based on the estimated fair values as of June 6, 2014 is as follows:

(In thousands)
Current assets	$8,482
Property and equipment	1,087
Identifiable intangible assets	24,310
Goodwill	34,576

Total assets acquired	68,455
Current liabilities	(5,305)
Other long-term liabilities	(2,981)

Total liabilities assumed	(8,286)

Total purchase price	$60,169

Amounts assigned to identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives and are as follows:

	Fair value (In thousands)	Estimated weighted average life (In years)
Technology	$10,970	7
Customer relationships	10,950	9
Non-compete agreements	2,130	2
Trade name	260	2

Total identifiable intangible assets	$24,310	8

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

NetNearU has developed a comprehensive network management system for Wi-Fi and other internet access networks that the Company expects to use to extend the Company’s Exede® broadband services to a wider

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subscriber base in multiple markets, including commercial airlines, live events, hospitality, enterprise networking and government broadband projects. NetNearU’s primary operations currently support government applications with the potential for future expansion into commercial applications. These current benefits and additional opportunities were among the factors that were taken into account in setting the purchase price and contributed to the recognition of preliminary estimated goodwill, which was recorded within the Company’s government systems segment. The intangible assets and goodwill recognized are not deductible for federal income tax purposes.

The consolidated financial statements include the operating results of NetNearU from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was insignificant to the financial statements for all periods presented.

Note 10 — Employee Benefits

The Company is a sponsor of a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the plan, the Company may make discretionary contributions to the plan which vest over six years. The Company’s discretionary matching contributions to the plan are based on the amount of employee contributions and can be made in cash or the Company’s common stock at the Company’s election. Subsequent to the 2015 fiscal year-end, the Company elected to settle the discretionary contributions liability in stock, consistent with fiscal year 2014. Based on the year-end common stock closing price, the Company would issue 192,892 shares of common stock at this time. Discretionary contributions accrued by the Company as of April 3, 2015 and April 4, 2014 amounted to $11.6 million and $10.1 million, respectively.

Note 11 — Commitments

In May 2013, the Company entered into an agreement to purchase ViaSat-2, the Company’s second high-capacity Ka-band satellite, from The Boeing Company (Boeing) at a price of approximately $358.0 million, plus an additional amount for launch support services to be performed by Boeing.

In January 2008, the Company entered into several agreements with SS/L, Loral and Telesat Canada related to the Company’s ViaSat-1 satellite, which was placed into service in January 2012. The Company’s contract with SS/L requires monthly in-orbit satellite performance incentive payments, including interest, over a fifteen-year period from December 2011 until December 2026, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite during the third quarter of fiscal year 2012. As of April 3, 2015, the Company’s estimated satellite performance incentives obligation and accrued interest was approximately $22.4 million, of which $2.3 million and $20.1 million have been classified current in accrued liabilities and non-current in other liabilities, respectively. Under the satellite construction contract with SS/L, the Company may incur up to $34.0 million in total costs for satellite performance incentives obligation and related interest earned over the fifteen-year period with potential future minimum payments of $2.0 million, $2.1 million, $2.3 million, $2.4 million and $2.6 million in fiscal years 2016, 2017, 2018, 2019 and 2020, respectively, with $22.6 million commitments thereafter.

The Company has various other purchase commitments under satellite capacity agreements which are used to provide satellite networking services to its customers for future minimum payments of approximately $50.0 million, $13.7 million, $11.0 million, $11.0 million, 9.3 million and $3.7 million in fiscal years 2016, 2017, 2018, 2019, 2020 and thereafter respectively.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company leases office and other facilities under non-cancelable operating leases with initial terms ranging from one to fifteen years which expire between fiscal year 2016 and fiscal year 2026 and provide for pre-negotiated fixed rental rates during the terms of the lease. Certain of the Company’s facilities leases contain option provisions which allow for extension of the lease terms.

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight-line basis over the lease term as that term is defined in the authoritative guidance for leases including any option periods considered in the lease term and any periods during which the Company has use of the property but is not charged rent by a landlord (“rent holiday”). Leasehold improvement incentives paid to the Company by a landlord are recorded as a liability and amortized as a reduction of rent expense over the lease term. Total rent expense was $24.5 million, $22.3 million and $19.9 million in fiscal years 2015, 2014 and 2013, respectively.

Future minimum lease payments are as follows:

Fiscal Years Ending	(In thousands)
2016	$25,990
2017	25,611
2018	19,287
2019	18,377
2020	14,866
Thereafter	56,010

$160,141

Note 12 — Contingencies

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

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal year 2011 and subsequent fiscal years. During the second quarter of fiscal year 2015, the DCAA completed its incurred cost audit for fiscal year 2004 and approved the Company’s

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred cost claims for fiscal years 2005 through 2010 without further audit. Although the Company has recorded contract revenues subsequent to fiscal year 2010 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of April 3, 2015 and April 4, 2014, the Company had $4.3 million and $6.7 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on status of the related contracts. The year-over-year decrease in contract-related reserves reflected the conclusion of the DCAA’s incurred cost audit for fiscal year 2004 and the DCAA’s approval of the Company’s incurred cost claims for fiscal years 2005 through 2010.

Certain Matters Resolved During Fiscal Year 2015

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

$108,712

During fiscal year 2015, the Company recorded $53.7 million with respect to amounts realized under the Settlement Agreement, of which $33.0 million was recognized as product revenues and $18.7 million was recognized as a reduction to SG&A expenses in the Company’s satellite services segment, and $2.0 million was recognized as interest income in the consolidated financial statements. The remaining payments under the Settlement Agreement will be recognized in future periods when realized, and will be recorded as product revenues in the satellite services segment and interest income.

Note 13 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as accrued liabilities and amounts expected to be incurred beyond twelve months are classified as other liabilities in the consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual in fiscal years 2015, 2014 and 2013.

	Fiscal Years Ended
	April 3, 2015	April 4, 2014	March 29, 2013
	(In thousands)
Balance, beginning of period	$17,023	$14,107	$11,651
Change in liability for warranties issued in period	5,725	10,110	7,441
Settlements made (in cash or in kind) during the period	(7,203)	(7,194)	(4,985)

Balance, end of period	$15,545	$17,023	$14,107

Note 14 — Comprehensive Income (Loss)

In accordance with the authoritative guidance for reporting of amounts reclassified out of accumulated other comprehensive income (loss) (ASC 220), the Company considers information related to amounts reclassified out of accumulated other comprehensive income (loss) to be insignificant and therefore immaterial for separate disclosures. The changes in the components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	Fiscal Year Ended April 3, 2015
	Net Change in Foreign Currency Translation Adjustments	Net Change in Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Beginning balance	$2,288	$25	$2,313
Current period other comprehensive income (loss), net of tax	(2,141)	(25)	(2,166)

Ending balance	$147	$—	$147

	Fiscal Year Ended April 4, 2014
	Net Change in Foreign Currency Translation Adjustments	Net Change in Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Beginning balance	$800	$(194)	$606
Current period other comprehensive income (loss), net of tax	1,488	219	1,707

Ending balance	$2,288	$25	$2,313

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended March 29, 2013
	Net Change in Foreign Currency Translation Adjustments	Net Change in Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Beginning balance	$1,709	$(270)	$1,439
Current period other comprehensive income (loss), net of tax	(909)	76	(833)

Ending balance	$800	$(194)	$606

Tax amounts related to comprehensive income (loss) disclosures are not material for all of the periods presented.

Note 15 — Segment Information

The Company’s reporting segments, comprised of the satellite services, commercial networks and government systems segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides retail and wholesale satellite-based broadband services for its consumer, enterprise and mobile broadband customers primarily in the United States. The Company’s commercial networks segment develops and produces a variety of advanced end-to-end satellite and other wireless communication systems and ground networking equipment and products, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment develops and produces network-centric, IP-based fixed and mobile secure government communications systems, network management systems, products, services and solutions and provides global mobile broadband service and product offerings. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment revenues and operating profits (losses) for the fiscal years ended April 3, 2015, April 4, 2014 and March 29, 2013 were as follows:

	Fiscal Years Ended
	April 3, 2015	April 4, 2014	March 29, 2013
	(In thousands)
Revenues:
Satellite Services
Product(1)	$33,576	$42	$4,715
Service	466,284	390,666	272,272

Total	499,860	390,708	276,987
Commercial Networks
Product	331,052	378,577	295,469
Service	16,078	16,944	19,471

Total	347,130	395,521	314,940
Government Systems
Product	363,446	407,119	364,233
Service	172,099	158,114	163,530

Total	535,545	565,233	527,763
Elimination of intersegment revenues	—	—	—

Total revenues	$1,382,535	$1,351,462	$1,119,690

Operating profits (losses):
Satellite Services(2)	$62,379	$(45,991)	$(79,172)
Commercial Networks	(33,616)	(12,134)	(11,079)
Government Systems	72,347	76,038	85,473
Elimination of intersegment operating profits	—	—	—

Segment operating profit (loss) before corporate and amortization of acquired intangible assets	101,110	17,913	(4,778)
Corporate	—	—	—
Amortization of acquired intangible assets	(17,966)	(14,614)	(15,584)

Income (loss) from operations	$83,144	$3,299	$(20,362)

(1)	Product revenues in the satellite services segment for the fiscal year ended April 3, 2015, include $33.0 million relating to amounts realized under the Settlement Agreement. See Note 12.
(2)	Operating profits for the satellite services segment for the fiscal year ended April 3, 2015 include $51.8 million relating to amounts realized under the Settlement Agreement. See Note 12.

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, gateways and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of April 3, 2015, April 4, 2014 and March 29, 2013 were as follows:

	As of April 3, 2015	As of April 4, 2014	As of March 29, 2013
	(In thousands)
Segment assets:
Satellite Services	$63,790	$73,382	$89,945
Commercial Networks	217,268	229,455	175,230
Government Systems	273,313	206,848	238,057

Total segment assets	554,371	509,685	503,232
Corporate assets	1,604,007	1,450,430	1,290,840

Total assets	$2,158,378	$1,960,115	$1,794,072

Other acquired intangible assets, net and goodwill included in segment assets as of April 3, 2015 and April 4, 2014 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of April 3, 2015	As of April 4, 2014	As of April 3, 2015	As of April 4, 2014
	(In thousands)
Satellite Services	$17,873	$28,931	$9,809	$9,809
Commercial Networks	1,443	2,583	43,994	44,148
Government Systems	23,024	3,883	63,438	29,670

Total	$42,340	$35,397	$117,241	$83,627

Amortization of acquired intangible assets by segment for the fiscal years ended April 3, 2015, April 4, 2014 and March 29, 2013 was as follows:

	Fiscal Years Ended
	April 3, 2015	April 4, 2014	March 29, 2013
	(In thousands)
Satellite Services	$11,058	$11,058	$12,401
Commercial Networks	1,452	1,337	666
Government Systems	5,456	2,219	2,517

Total amortization of acquired intangible assets	$17,966	$14,614	$15,584

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue information by geographic area for the fiscal years ended April 3, 2015, April 4, 2014 and March 29, 2013 was as follows:

	Fiscal Years Ended
	April 3, 2015	April 4, 2014	March 29, 2013
	(In thousands)
United States	$1,149,700	$1,044,737	$840,899
Europe, Middle East and Africa	89,982	127,696	171,853
Asia, Pacific	81,397	147,063	56,195
North America other than United States	51,661	25,811	39,158
Central and Latin America	9,795	6,155	11,585

Total revenues	$1,382,535	$1,351,462	$1,119,690

The Company distinguishes revenues from external customers by geographic area based on customer location.

The net book value of long-lived assets located outside the United States was $14.3 million at April 3, 2015, $18.5 million at April 4, 2014 and $18.5 million at March 29, 2013.

Note 16 — Certain Relationships and Related-Party Transactions

John Stenbit, a director of the Company since August 2004, also serves on the board of directors of Loral. From time to time, the Company enters into various contracts in the ordinary course of business with Telesat Canada, which is owned by Telesat Holdings, Inc., which is a joint venture between Loral and the Public Sector Pension Investment Board. Material amounts related to these contracts are disclosed in the tables below.

Revenue and expense for the fiscal years ended April 3, 2015, April 4, 2014 and March 29, 2013 were as follows:

	Fiscal Years Ended
	April 3, 2015	April 4, 2014		March 29, 2013
	(In thousands)
Revenue:
Telesat Canada – ordinary course of business	$4,804	$	*	$	*
Expense:
Telesat Canada – ordinary course of business	7,339		7,785		7,685

*	Amount was not meaningful

VIASAT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash received and paid during the fiscal years ended April 3, 2015, April 4, 2014 and March 29, 2013 were as follows:

	Fiscal Years Ended
	April 3, 2015	April 4, 2014	March 29, 2013
	(In thousands)
Cash received:
Telesat Canada – ordinary course of business	5,484	*	1,023
Cash paid:
Telesat Canada – ordinary course of business	7,305	7,868	7,358

*	Amount was not meaningful

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Three Fiscal Years Ended April 3, 2015

Date	Allowance for Doubtful Accounts
(In thousands)
Balance, March 30, 2012	$997
Charged (credited) to costs and expenses	1,621
Deductions	(1,184)

Balance, March 29, 2013	$1,434
Charged (credited) to costs and expenses	4,591
Deductions	(4,471)

Balance, April 4, 2014	$1,554
Charged (credited) to costs and expenses	3,822
Deductions	(4,321)

Balance, April 3, 2015	$1,055

Date	Deferred Tax Asset Valuation Allowance
(In thousands)
Balance, March 30, 2012	$14,695
Charged (credited) to costs and expenses	1,270
Deductions	—

Balance, March 29, 2013	$15,965
Charged (credited) to costs and expenses	(3,133)
Deductions	—

Balance, April 4, 2014	$12,832
Charged (credited) to costs and expenses	2,718
Deductions	—

Balance, April 3, 2015	$15,550

II-1