Form 10-Q
period 2015-06-30
VIASAT INC
filed 2015-08-10
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of July 31, 2015 was 48,032,227.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of June 30, 2015	As of April 3, 2015
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$42,494	$52,263
Accounts receivable, net	294,522	266,339
Inventories	127,278	128,367
Deferred income taxes	58,126	57,075
Prepaid expenses and other current assets	47,186	44,702

Total current assets	569,606	548,746

Satellites, net	778,976	762,221
Property and equipment, net	415,462	418,022
Other acquired intangible assets, net	45,231	42,340
Goodwill	117,700	117,241
Other assets	276,021	269,808

Total assets	$2,202,996	$2,158,378

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$73,412	$76,931
Accrued liabilities	153,932	191,326

Total current liabilities	227,344	268,257

Senior notes, net	582,343	582,657
Other long-term debt	279,140	223,736
Other liabilities	39,214	39,995

Total liabilities	1,128,041	1,114,645

Commitments and contingencies (Note 8)
Equity:
ViaSat, Inc. stockholders’ equity
Common stock	5	5
Paid-in capital	814,189	786,467
Retained earnings	254,571	251,963
Common stock held in treasury	—	—
Accumulated other comprehensive income	1,128	147

Total ViaSat, Inc. stockholders’ equity	1,069,893	1,038,582
Noncontrolling interest in subsidiary	5,062	5,151

Total equity	1,074,955	1,043,733

Total liabilities and equity	$2,202,996	$2,158,378

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	June 30, 2015	July 4, 2014
	(In thousands, except per share data)
Revenues:
Product revenues	$168,348	$168,129
Service revenues	176,030	151,342

Total revenues	344,378	319,471
Operating expenses:
Cost of product revenues	125,830	128,994
Cost of service revenues	117,609	108,741
Selling, general and administrative	71,107	69,096
Independent research and development	15,608	9,780
Amortization of acquired intangible assets	4,810	4,029

Income (loss) from operations	9,414	(1,169)
Other income (expense):
Interest income	696	26
Interest expense	(6,584)	(8,629)

Income (loss) before income taxes	3,526	(9,772)
Provision for (benefit from) income taxes	1,007	(3,451)

Net income (loss)	2,519	(6,321)
Less: Net loss attributable to the noncontrolling interest, net of tax	(89)	(377)

Net income (loss) attributable to ViaSat, Inc.	$2,608	$(5,944)

Basic net income (loss) per share attributable to ViaSat, Inc. common stockholders	$0.05	$(0.13)
Diluted net income (loss) per share attributable to ViaSat, Inc. common stockholders	$0.05	$(0.13)
Shares used in computing basic net income (loss) per share	47,918	46,528
Shares used in computing diluted net income (loss) per share	48,840	46,528

Comprehensive income (loss):
Net income (loss)	$2,519	$(6,321)
Other comprehensive income, net of tax:
Unrealized gain on hedging, net of tax	114	7
Foreign currency translation adjustments, net of tax	867	592

Other comprehensive income, net of tax	981	599
Comprehensive income (loss)	3,500	(5,722)

Less: comprehensive loss attributable to the noncontrolling interest, net of tax	(89)	(377)

Comprehensive income (loss) attributable to ViaSat, Inc.	$3,589	$(5,345)

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	June 30, 2015	July 4, 2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,519	$(6,321)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	46,205	43,126
Amortization of intangible assets	11,106	8,481
Deferred income taxes	1,100	(3,060)
Stock-based compensation expense	10,709	8,904
Loss on disposition of fixed assets	9,599	9,214
Other non-cash adjustments	2,453	1,178
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(30,165)	(5,726)
Inventories	(3,117)	(8,138)
Other assets	(4,643)	4,480
Accounts payable	(3,391)	(1,204)
Accrued liabilities	(23,042)	(1,589)
Other liabilities	(1,347)	(2,434)

Net cash provided by operating activities	17,986	46,911
Cash flows from investing activities:
Purchase of property, equipment and satellites	(65,954)	(85,513)
Cash paid for patents, licenses and other assets	(17,145)	(12,238)
Payments related to acquisition of businesses, net of cash acquired	(3,613)	(56,545)

Net cash used in investing activities	(86,712)	(154,296)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	85,000	130,000
Payments of revolving credit facility borrowings	(70,000)	(30,000)
Proceeds from Ex-Im credit facility borrowings, net of discount	40,295	—
Payment of debt issuance costs	(803)	—
Proceeds from issuance of common stock under equity plans	5,170	7,791
Payments related to tax withholdings on restricted stock unit releases	(531)	(375)
Other	(372)	(385)

Net cash provided by financing activities	58,759	107,031
Effect of exchange rate changes on cash	198	147

Net decrease in cash and cash equivalents	(9,769)	(207)
Cash and cash equivalents at beginning of period	52,263	58,347

Cash and cash equivalents at end of period	$42,494	$58,140

Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$11,609	$10,194
Capital expenditures not paid for	$8,566	$882

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	ViaSat, Inc. Stockholders							Noncontrolling Interest in Subsidiary	Total
	Common Stock				Common Stock Held in Treasury		Accumulated Other Comprehensive Income (Loss)
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings
					Number of Shares	Amount
	(In thousands, except share data)
Balance at April 3, 2015	47,697,413	$5	$786,467	$251,963	—	$—	$147	$5,151	$1,043,733
Exercise of stock options	39,318	—	1,067	—	—	—	—	—	1,067
Issuance of stock under Employee Stock Purchase Plan	80,110	—	4,103	—	—	—	—	—	4,103
Stock-based compensation	—	—	11,474	—	—	—	—	—	11,474
Shares issued in settlement of certain accrued employee compensation liabilities	185,424	—	11,609	—	—	—	—	—	11,609
RSU awards vesting, net of shares withheld for taxes which have been retired	14,900	—	(531)	—	—	—	—	—	(531)
Net income (loss)	—	—	—	2,608	—	—	—	(89)	2,519
Other comprehensive income, net of tax	—	—	—	—	—	—	981	—	981

Balance at June 30, 2015	48,017,165	$5	$814,189	$254,571	—	$—	$1,128	$5,062	$1,074,955

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at June 30, 2015, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2015 and July 4, 2014, the condensed consolidated statements of cash flows for the three months ended June 30, 2015 and July 4, 2014 and the condensed consolidated statement of equity for the three months ended June 30, 2015 have been prepared by the management of ViaSat, Inc. (also referred to hereafter as the Company or ViaSat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended April 3, 2015 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended April 3, 2015 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

The Company’s condensed consolidated financial statements include the assets, liabilities and results of operations of ViaSat, its wholly owned subsidiaries and TrellisWare Technologies, Inc. (TrellisWare), a majority-owned subsidiary. All significant intercompany amounts have been eliminated.

On May 4, 2015, the Company’s Board of Directors approved a change in the Company’s fiscal year from a 52 or 53 week fiscal year ending on the Friday closest to March 31 to a fiscal year ending on March 31 of each year, effective with the fiscal year commencing April 4, 2015. Beginning April 4, 2015, the Company’s fiscal quarters will end on June 30, September 30, December 31, and March 31 of each year. The Company’s fiscal quarters for fiscal year 2015 ended on July 4, 2014, October 3, 2014, January 2, 2015 and April 3, 2015.

During the first quarter of fiscal year 2016, the Company completed the acquisition of Engreen Inc. (Engreen), a privately held company focused on network function virtualization. The Engreen purchase price of approximately $5.0 million (of which $1.0 million has been withheld as security for any indemnifiable damages) was primarily allocated to acquired technology intangible assets and the assumption of certain liabilities. During the first quarter of fiscal year 2015, the Company completed the acquisition of NetNearU Corp. (NetNearU), a privately held company that has developed a comprehensive network management system for Wi-Fi and other internet access networks (see Note 10). These acquisitions were accounted for as purchases and, accordingly, the condensed consolidated financial statements include the operating results of Engreen and NetNearU from the dates of acquisition.

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

Revenue recognition

A substantial portion of the Company’s revenues is derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the authoritative guidance for the percentage-of-completion method of accounting (Accounting Standards Codification (ASC) 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract, or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three months ended June 30, 2015 and July 4, 2014, the Company recorded losses of approximately $1.4 million and $0.1 million, respectively, related to loss contracts.

The Company also derives a substantial portion of its revenues from contracts and purchase orders where revenue is recorded on delivery of products or performance of services in accordance with the authoritative guidance for revenue recognition (ASC 605).

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Contract costs on U.S. government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. government agencies, as well as negotiations with U.S. government representatives. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal year 2013 and subsequent fiscal years. As of June 30, 2015, the DCAA had completed its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2012 without further audit. Although the Company has recorded

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

contract revenues subsequent to fiscal year 2012 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of June 30, 2015 and April 3, 2015, the Company had $4.0 million and $4.3 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 8).

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in selling, general and administrative (SG&A) expenses. Advertising expenses for the three months ended June 30, 2015 and July 4, 2014 were $3.7 million and $2.3 million, respectively.

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

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to assets under construction, including the ViaSat-2 satellite which commenced construction during the first quarter of fiscal year 2014, the Company capitalized $6.1 million and $3.1 million of interest expense for the three months ended June 30, 2015 and July 4, 2014, respectively.

The Company owns two satellites: ViaSat-1 (its first high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). In May 2013, the Company entered into a satellite construction contract for ViaSat-2, its second high-capacity Ka-band satellite. In addition, the Company has an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and owns related gateway and networking equipment for all of its satellites. The Company periodically reviews the remaining estimated useful life of its satellites to determine if revisions to estimated lives are necessary. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property and equipment in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, gateway and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of June 30, 2015 were $252.6 million and $115.2 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of April 3, 2015 were $250.3 million and $107.8 million, respectively.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.2 million related to patents were included in other assets as of June 30, 2015 and April 3, 2015. The Company capitalized costs of $15.2 million and $15.1 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of June 30, 2015 and April 3, 2015, respectively. Accumulated amortization related to these assets was $1.5 million and $1.4 million as of June 30, 2015 and April 3, 2015, respectively. Amortization expense related to these assets was an insignificant amount for the three months ended June 30, 2015 and July 4, 2014. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three months ended June 30, 2015 and July 4, 2014, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During the three months ended June 30, 2015 and July 4, 2014, an insignificant amount and no amounts of debt issuance costs were capitalized, respectively. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss). Other unamortized debt issuance costs are recorded in prepaid expenses and other current assets and in other long-term assets in the consolidated balance sheets, depending on the amounts expected to be amortized to interest expense within the next twelve months.

Software development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $130.2 million and $119.9 million related to software developed for resale were included in other assets as of June 30, 2015 and April 3, 2015, respectively. The Company capitalized $16.5 million and $10.7 million of costs related to software developed for resale for the three months ended June 30, 2015 and July 4, 2014, respectively. Amortization expense for software development costs was $6.2 million and $4.4 million for the three months ended June 30, 2015 and July 4, 2014, respectively.

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $3.7 million and $3.9 million as of June 30, 2015 and April 3, 2015, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued liabilities in accordance with the estimated timing of the projected payments.

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At June 30, 2015 and April 3, 2015, no such amounts were accrued related to the aforementioned provisions.

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

Common stock held in treasury

As of June 30, 2015 and April 3, 2015, the Company had no shares of common stock held in treasury.

During the first three months of fiscal years 2016 and 2015, the Company issued 23,392 and 20,438 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company repurchased and immediately retired 8,492 shares of common stock with a total value of $0.5 million during the first three months of fiscal years 2016. During the first three months of fiscal year 2015, the Company repurchased 6,791 shares of common stock with a total value of $0.4 million, and retired 1,197,363 shares of treasury stock with a total value of $49.7 million. These retired shares remain as authorized stock; however they are now considered to be unissued. This treasury stock retirement resulted in a decrease in common stock held in treasury and in paid-in capital of $49.7 million in the Company’s condensed consolidated balance sheet during the first three months of fiscal year 2015. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

During the third quarter of fiscal year 2015, the Board of Directors of the Company approved the retirement of all shares of treasury stock and, with respect to the future issuance of shares of common stock upon vesting of restricted stock units, approved the immediate retirement of shares withheld for employee withholding taxes. Although shares withheld for employee withholding taxes are technically not issued, they are treated as common stock repurchases for accounting purposes, as they reduce the number of shares that otherwise would have been issued upon vesting of the restricted stock units.

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

During the three months ended June 30, 2015 and July 4, 2014, the Company settled certain foreign exchange contracts and in connection therewith recognized an insignificant gain, recorded in cost of revenues based on the nature of the underlying transactions. The fair value of the Company’s foreign currency forward contracts was an insignificant amount recorded as an other current asset as of June 30, 2015. The notional value of foreign currency forward contracts outstanding as of June 30, 2015 was $7.5 million. The Company had no foreign currency forward contracts outstanding as of April 3, 2015.

At June 30, 2015, the estimated net amount of unrealized gains or losses related to foreign currency forward contracts that was expected to be reclassified to earnings within the next twelve months was insignificant. The Company’s foreign currency forward contracts outstanding as of June 30, 2015 will mature within approximately three to thirty-six months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for the three months ended June 30, 2015 and July 4, 2014.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense on a straight-line basis over the employee’s requisite service period. Stock-based compensation expense is recognized in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2015 and July 4, 2014 only for those awards ultimately expected to vest, with forfeitures estimated at the date of grant. The authoritative guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognized $10.7 and $8.9 million of stock-based compensation expense for the three months ended June 30, 2015 and July 4, 2014, respectively.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

For the three months ended June 30, 2015 and July 4, 2014, the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit awards vesting as the excess tax benefit from stock options exercised and restricted stock unit awards vesting increased the Company’s net operating loss carryforward.

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

The Company’s analysis of the need for a valuation allowance on deferred tax assets considered the losses incurred during the fiscal years ended April 4, 2014 and March 29, 2013 and the income generated during the fiscal year ended April 3, 2015 and three months ended June 30, 2015. In fiscal year 2013, the Company recorded a significant loss, a substantial portion of which resulted from an extinguishment of debt charge that was recorded upon the refinancing of the Company’s former 8.875% Senior Notes due 2016 (2016 Notes) with the proceeds from the issuance of additional 6.875% Senior Notes due 2020 (2020 Notes), which provides a benefit to net income due to the lower interest rate of the 2020 Notes. The loss from fiscal year 2014 was less significant and a substantial portion of that loss related to legal expense focused on protecting and extending the Company’s technology advantages in the litigation against Space Systems/Loral, Inc. (SS/L) and its former parent company Loral Space & Communications, Inc. (Loral), which was settled during the second quarter of fiscal year 2015 (see Note 8). In addition to these events, the Company’s evaluation considered other factors, including the Company’s contractual backlog, the Company’s history of positive earnings, current earnings trends assuming the Company’s satellite subscriber base continues to grow, taxable income adjusted for certain items, and forecasted income by jurisdiction. The Company also considered the lengthy period over which these net deferred tax assets can be realized and the Company’s history of not having federal tax loss carryforwards expire unused.

Recent authoritative guidance

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting. This guidance became effective for the Company beginning in the first quarter of fiscal year 2016 and the authoritative guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. This guidance will replace most existing revenue recognition guidance and will be effective for the Company beginning in fiscal year 2019, including interim periods within that reporting period, based on the FASB decision in July 2015 to delay the effective date of the new revenue recognition standard by one year, but providing entities a choice to adopt the standard as of the original effective date. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not selected a transition method and the Company is currently evaluating the impact this standard will have on its consolidated financial statements and disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (ASC 810): Amendments to the Consolidation Analysis. ASU 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance will become effective for the Company in fiscal year 2017, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

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

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for the Company in fiscal year 2017 with early adoption permitted using either of two methods: (i) prospectively to all arrangements entered into or materially modified after the effective date and represent a change in accounting principle; or (ii) retrospectively. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11). ASU 2015-11 simplifies the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, in scope inventory should be measured at the lower of cost and net realizable value. The new standard will become effective for the Company in fiscal year 2018, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Note 2 — Composition of Certain Balance Sheet Captions

	As of June 30, 2015	As of April 3, 2015
	(In thousands)
Accounts receivable, net:
Billed	$142,386	$120,345
Unbilled	153,906	147,049
Allowance for doubtful accounts	(1,770)	(1,055)

	$294,522	$266,339

Inventories:
Raw materials	$44,500	$42,716
Work in process	21,645	22,957
Finished goods	61,133	62,694

	$127,278	$128,367

Prepaid expenses and other current assets:
Prepaid expenses	$44,546	$40,106
Other	2,640	4,596

	$47,186	$44,702

Satellites, net:
Satellite — WildBlue-1 (estimated useful life of 10 years)	$195,890	$195,890
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellite — ViaSat-1 (estimated useful life of 17 years)	363,204	363,204
Satellite — ViaSat-2 (under construction)	357,943	328,857

	1,016,127	987,041
Less accumulated depreciation and amortization	(237,151)	(224,820)

	$778,976	$762,221

Property and equipment, net:
Equipment and software (estimated useful life of 2-7 years)	$521,833	$511,717
CPE leased equipment (estimated useful life of 4-5 years)	252,602	250,281
Furniture and fixtures (estimated useful life of 7 years)	22,853	20,395

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	As of June 30, 2015	As of April 3, 2015
	(In thousands)
Leasehold improvements (estimated useful life of 2-17 years)	67,910	67,723
Building (estimated useful life of 24 years)	8,923	8,923
Land	2,643	1,621
Construction in progress	24,699	17,890

	901,463	878,550
Less accumulated depreciation	(486,001)	(460,528)

	$415,462	$418,022

Other acquired intangible assets, net:
Technology (weighted average useful life of 6 years)	$75,601	$67,403
Contracts and customer relationships (weighted average useful life of 8 years)	99,678	99,556
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 3 years)	5,940	5,940
Other (weighted average useful life of 7 years)	8,741	8,722

	198,560	190,221
Less accumulated amortization	(153,329)	(147,881)

	$45,231	$42,340

Other assets:
Capitalized software costs, net	$130,195	$119,936
Patents, orbital slots and other licenses, net	16,900	16,900
Deferred income taxes	70,495	75,789
Other	58,431	57,183

	$276,021	$269,808

Accrued liabilities:
Collections in excess of revenues and deferred revenues	$72,910	$83,528
Accrued employee compensation	11,805	27,953
Accrued vacation	27,030	25,859
Warranty reserve, current portion	9,397	9,235
Current portion of other long-term debt	264	260
Other	32,526	44,491

	$153,932	$191,326

Other liabilities:
Deferred revenue, long-term portion	$4,512	$4,894
Deferred rent, long-term portion	8,341	8,307
Warranty reserve, long-term portion	5,026	6,310
Deferred income taxes, long-term portion	—	363
Satellite performance incentives obligation, long-term portion	19,985	20,121
Other	1,350	—

	$39,214	$39,995

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following tables present the Company’s hierarchy for its assets measured at fair value on a recurring basis as of June 30, 2015 and April 3, 2015:

	Fair Value as of June 30, 2015	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$2,033	$2,033	$—	$—
Foreign currency forward contracts	183	—	183	—

Total assets measured at fair value on a recurring basis	$2,216	$2,033	$183	$—

	Fair Value as of April 3, 2015	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$2,033	$2,033	$—	$—

Total assets measured at fair value on a recurring basis	$2,033	$2,033	$—	$—

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

Long-term debt —  The Company’s long-term debt consists of borrowings under its revolving credit facility (the Revolving Credit Facility) and its direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility and, together with the Revolving Credit Facility, the Credit Facilities), as well as $575.0 million in aggregate principal amount of 2020 Notes. The Revolving Credit Facility is reported at the outstanding principal amount of borrowings, while the Ex-Im Credit Facility and 2020 Notes are reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. As of June 30, 2015 and April 3, 2015, the fair value of the Company’s outstanding long-term debt related to the 2020 Notes was determined using quoted prices in active markets (Level 1) and was $606.6 million and $610.9 million, respectively. The fair value of the Company’s long-term debt related to the Revolving Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of June 30, 2015, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was approximately $61.0 million and was determined based on discounted cash flow analysis using observable market interest rates for instruments with similar terms (Level 2).

Satellite performance incentives obligation —  The Company’s contract with the manufacturer of ViaSat-1 requires the Company to make monthly in-orbit satellite performance incentive payments, including interest at 7.0%, over a fifteen-year period from December 2011 to December 2026, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentives on a recurring basis. The fair value of the Company’s outstanding satellite performance incentives is estimated to approximate their carrying value based on current rates (Level 2). As of each of June 30, 2015 and April 3, 2015, the Company’s estimated satellite performance incentives obligation and accrued interest was $22.3 million and $22.4 million, respectively.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4 — Shares Used In Computing Diluted Net Income (Loss) Per Share

	Three Months Ended
	June 30, 2015	July 4, 2014
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net income (loss) per share attributable to ViaSat, Inc. common stockholders	47,918	46,528
Options to purchase common stock as determined by application of the treasury stock method	346	—
Restricted stock units to acquire common stock as determined by application of the treasury stock method	402	—
Potentially issuable shares in connection with certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan	174	—

Shares used in computing diluted net income (loss) per share attributable to ViaSat, Inc. common stockholders	48,840	46,528

Antidilutive shares relating to stock options excluded from the calculation comprised 642,841 shares for the three months ended June 30, 2015. Antidilutive shares relating to restricted stock units excluded from the calculation comprised 15 shares for the three months ended June 30, 2015.

The weighted average number of shares used to calculate basic and diluted net loss per share attributable to ViaSat, Inc. common stockholders is the same for the three months ended July 4, 2014, as the Company incurred a net loss attributable to ViaSat, Inc. common stockholders for such period and inclusion of potentially dilutive shares of common stock would be antidilutive. Potentially dilutive shares of common stock excluded from the calculation for the three months ended July 4, 2014 were 910,338 shares relating to stock options, 458,801 shares relating to restricted stock units and 165,341 shares relating to certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

Note 5 — Goodwill and Acquired Intangible Assets

During the first three months of fiscal year 2016, the Company’s goodwill increased by $0.5 million, which related to the effects of foreign currency translation recorded within the Company’s government systems and commercial networks segments.

During the first three months of fiscal year 2016, $7.6 million of the increase in the Company’s other acquired intangible assets related to the acquisition of Engreen recorded within the Company’s commercial networks segment. All other amounts recorded related to the acquisition of Engreen were not significant. Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years. Amortization expense related to other acquired intangible assets was $4.8 million and $4.0 million for the three months ended June 30, 2015 and July 4, 2014, respectively.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the three months ended June 30, 2015	$4,810

Expected for the remainder of fiscal year 2016	$11,621
Expected for fiscal year 2017	9,358
Expected for fiscal year 2018	8,024
Expected for fiscal year 2019	5,511
Expected for fiscal year 2020	4,479
Thereafter	6,238

$45,231

Note 6 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of June 30, 2015 and April 3, 2015:

	As of June 30, 2015	As of April 3, 2015
	(In thousands)
Senior Notes
2020 Notes	$575,000	$575,000
Unamortized premium on the 2020 Notes	7,343	7,657

Total senior notes, net of premium	582,343	582,657
Less: current portion of the senior notes	—	—

Total senior notes long-term, net	582,343	582,657

Other Long-Term Debt
Revolving Credit Facility	225,000	210,000
Ex-Im Credit Facility	61,580	20,476
Unamortized discount on the Ex-Im Credit Facility	(8,009)	(7,302)
Other	833	822

Total other long-term debt	279,404	223,996
Less: current portion of other long-term debt	264	260

Other long-term debt, net	279,140	223,736

Total debt	861,747	806,653
Less: current portion	264	260

Long-term debt, net	$861,483	$806,393

Revolving Credit Facility

As of June 30, 2015, the Revolving Credit Facility provided a $500.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of November 26, 2018. Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. At June 30, 2015, the weighted average effective interest rate on the Company’s outstanding borrowings under the Revolving Credit Facility was 2.19%. The Company has capitalized certain amounts of interest expense on the Revolving Credit Facility in connection with the construction of various assets during the construction period. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of June 30, 2015, none of the Company’s subsidiaries guaranteed the Revolving Credit Facility.

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

The Company was in compliance with its financial covenants under the Revolving Credit Facility as of June 30, 2015. At June 30, 2015, the Company had $225.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility and $46.2 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of June 30, 2015 of $228.8 million.

Ex-Im Credit Facility

On March 12, 2015, a foreign subsidiary of the Company entered into the Ex-Im Credit Facility with the Export-Import Bank of the United States. As of June 30, 2015, the Ex-Im Credit Facility provided a $524.9 million senior secured direct loan facility, $467.0 million of which can be used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remainder used to finance the total exposure fees incurred under the Ex-Im Credit Facility of up to $57.9 million (depending on the total amount of financing borrowed under the Ex-Im Credit Facility). Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38% and are required to be repaid in 17 approximately equal semi-annual installments, commencing approximately six months after the in-orbit acceptance date of the ViaSat-2 satellite (or, if earlier, on October 15, 2017), with a maturity date of October 15, 2025. Exposure fees of $6.0 million were incurred in connection with the initial borrowing under the Ex-Im Credit Facility, with the remaining exposure fees payable by the in-orbit acceptance date for ViaSat-2. Exposure fees under the Ex-Im Credit Facility are amortized using the effective interest rate method. The effective interest rate on the Company’s outstanding borrowings under the Ex-Im Credit Facility, which takes into account estimated timing and amount of borrowings, exposure fees, debt issuance costs and other fees, was approximately 5.0% as of June 30, 2015. The Ex-Im Credit Facility is guaranteed by ViaSat and is secured by first-priority liens on the ViaSat-2 satellite and related assets, as well as a pledge of the capital stock of the borrower under the facility.

The Ex-Im Credit Facility contains financial covenants regarding ViaSat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of June 30, 2015. At June 30, 2015, the Company had $61.6 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility, leaving $411.4 million available to finance ViaSat-2 related costs once incurred. The borrowings under the Ex-Im Credit Facility were issued with a discount of $8.2 million (comprising the initial $6.0 million exposure fee, an accrual for a portion of the remaining exposure fees and other customary fees). The borrowings under the Ex-Im Credit Facility are recorded as long-term debt, net of discount, in the Company’s consolidated financial statements. The discount and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility is amortized to interest expense on an effective interest rate basis over the term of the borrowings under the Ex-Im Credit Facility.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Senior Notes due 2020

In February 2012, the Company issued $275.0 million in principal amount of 2020 Notes in a private placement to institutional buyers, which were exchanged in August 2012 for substantially identical 2020 Notes that had been registered with the Securities and Exchange Commission (the SEC). These initial 2020 Notes were issued at face value and are recorded as long-term debt in the Company’s condensed consolidated financial statements. In October 2012, the Company issued an additional $300.0 million in principal amount of 2020 Notes in a private placement to institutional buyers at an issue price of 103.50% of the principal amount, which were exchanged in January 2013 for substantially identical 2020 Notes that had been registered with the SEC. The 2020 Notes are all treated as a single class. The 2020 Notes bear interest at the rate of 6.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in June 2012. Debt issuance costs associated with the issuance of the 2020 Notes are amortized to interest expense on a straight-line basis over the term of the 2020 Notes, the results of which are not materially different from the effective interest rate basis. The $10.5 million premium the Company received in connection with the issuance of the additional 2020 Notes is recorded as long-term debt in the Company’s condensed consolidated financial statements and is being amortized as a reduction to interest expense on an effective interest rate basis over the term of those 2020 Notes.

The 2020 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Credit Facility. As of June 30, 2015, none of the Company’s subsidiaries guaranteed the 2020 Notes. The 2020 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2020 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2020 Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

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

The Company may redeem the 2020 Notes prior to June 15, 2016, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of: (i) 1.0% of the principal amount of such 2020 Notes and (ii) the excess, if any, of (a) the present value at such date of redemption of (1) the redemption price of such 2020 Notes on June 15, 2016 plus (2) all required interest payments due on such 2020 Notes through June 15, 2016 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the treasury rate (as defined under the indenture) plus 50 basis points, over (b) the then-outstanding principal amount of such 2020 Notes. The 2020 Notes may be redeemed, in whole or in part, at any time during the twelve months beginning on June 15, 2016 at a redemption price of 103.438%, during the twelve months beginning on June 15, 2017 at a redemption price of 101.719%, and at any time on or after June 15, 2018 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.

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

Note 7 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as accrued liabilities and amounts expected to be incurred beyond twelve months are classified as other liabilities in the condensed consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the three months ended June 30, 2015 and July 4, 2014:

	Three Months Ended
	June 30, 2015	July 4, 2014
	(In thousands)
Balance, beginning of period	$15,545	$17,023
Change in liability for warranties issued in period	793	1,716
Settlements made (in cash or in kind) during the period	(1,915)	(1,844)

Balance, end of period	$14,423	$16,895

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

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal year 2013 and subsequent fiscal years. As of June 30, 2015, the DCAA had completed its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2012 without further audit. Although the Company has recorded contract revenues subsequent to fiscal year 2012 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of June 30, 2015 and April 3, 2015, the Company had $4.0 million and $4.3 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on status of the related contracts.

Certain Matters Resolved During Fiscal Year 2015

In September 2014, the Company entered into a settlement agreement with SS/L and Loral (the Settlement Agreement), pursuant to which SS/L and Loral are required to pay the Company a total of $108.7 million, inclusive of interest, over a two and a half year period from the date of settlement. In exchange, the Company dismissed both lawsuits against SS/L and Loral. The parties further agreed not to sue each other with respect to the patents and intellectual property that were the subject of the lawsuits and, for a period of two years, not to sue each other or each other’s customers for any intellectual property claims.

The Company accounted for the amounts payable by SS/L and Loral under the Settlement Agreement as a multiple-element arrangement and allocated the total consideration to the identifiable elements based upon their fair value. The consideration assigned to each element was as follows:

(In thousands)
Implied license	$85,132
Other damages	18,714
Interest income	4,866

$108,712

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

During the first quarter of fiscal year 2016, the Company recorded $6.9 million with respect to amounts realized under the Settlement Agreement during the quarter, of which $6.2 million was recognized as product revenues in the Company’s satellite services segment and $0.7 million was recognized as interest income in the condensed consolidated financial statements. The remaining payments under the Settlement Agreement will be recognized in future periods when realized, and will be recorded as product revenues in the satellite services segment and interest income.

Note 9 — Income Taxes

The Company currently estimates its annual effective income tax rate to be approximately 34.8% for fiscal year 2016. The estimated effective tax rate is different from the expected statutory rate primarily due to state research and development tax credits. The federal research and development tax credit expired on December 31, 2014. If the federal research and development tax credit is reinstated, the Company may have a lower annual effective income tax rate for fiscal year 2016, and the amount of any such decrease will depend on the effective date of any such reinstatement, the terms of the reinstatement, as well as the amount of eligible research and development expenses in the reinstated period.

Future realization of the existing deferred tax asset ultimately depends on future profitability and the existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gains) within the carryforward period available under tax law. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established which would cause a decrease to income in the period such determination is made. The Company’s analysis of the need for a valuation allowance on deferred tax assets considered the losses incurred during the fiscal years ended April 4, 2014 and March 29, 2013 and the income generated during the fiscal year ended April 3, 2015 and three months ended June 30, 2015. In fiscal year 2013, the Company recorded a significant loss, a substantial portion of which resulted from an extinguishment of debt charge that was recorded upon the refinancing of the Company’s former 2016 Notes with the proceeds from the issuance of additional 2020 Notes, which provides a benefit to net income due to the lower interest rate of the 2020 Notes. The loss from fiscal year 2014 was less significant and a substantial portion of that loss related to legal expense focused on protecting and extending our technology advantages in the litigation against SS/L and its former parent company Loral, which was settled during the second quarter of fiscal year 2015 (see Note 8). In addition to these events, the Company’s evaluation considered other factors, including the Company’s contractual backlog, the Company’s history of positive earnings, current earnings trends assuming the Company’s satellite subscriber base continues to grow, taxable income adjusted for certain items, and forecasted income by jurisdiction. The Company also considered the lengthy period over which these net deferred tax assets can be realized and the Company’s history of not having federal tax loss carryforwards expire unused. The Company will continue to evaluate the ability to realize its deferred tax assets on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed.

For the three months ended June 30, 2015, the Company’s gross unrecognized tax benefits increased by $0.3 million. In the next twelve months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Segment revenues and operating profits (losses) for the three months ended June 30, 2015 and July 4, 2014 were as follows:

	Three Months Ended
	June 30, 2015	July 4, 2014
	(In thousands)
Revenues:
Satellite Services
Product (1)	$6,276	$30
Service	126,140	109,685

Total	132,416	109,715
Commercial Networks
Product	61,511	88,592
Service	5,244	3,636

Total	66,755	92,228
Government Systems
Product	100,561	79,507
Service	44,646	38,021

Total	145,207	117,528
Elimination of intersegment revenues	—	—

Total revenues	$344,378	$319,471

Operating profits (losses):
Satellite Services (2)	$17,041	$(1,949)
Commercial Networks	(18,733)	(5,990)
Government Systems	15,916	10,799
Elimination of intersegment operating profits	—	—

Segment operating profit before corporate and amortization of acquired intangible assets	14,224	2,860
Corporate	—	—
Amortization of acquired intangible assets	(4,810)	(4,029)

Income (loss) from operations	$9,414	$(1,169)

(1)	Product revenues in the satellite services segment for the three months ended June 30, 2015 included $6.2 million relating to amounts realized under the Settlement Agreement. See Note 8.
(2)	Operating profits for the satellite services segment for the three months ended June 30, 2015 included $6.2 million relating to amounts realized under the Settlement Agreement. See Note 8.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, gateways and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of June 30, 2015 and April 3, 2015 were as follows:

	As of June 30, 2015	As of April 3, 2015
	(In thousands)
Segment assets:
Satellite Services	$65,695	$63,790
Commercial Networks	230,659	217,268
Government Systems	288,239	273,313

Total segment assets	584,593	554,371
Corporate assets	1,618,403	1,604,007

Total assets	$2,202,996	$2,158,378

Other acquired intangible assets, net and goodwill included in segment assets as of June 30, 2015 and April 3, 2015 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of June 30, 2015	As of April 3, 2015	As of June 30, 2015	As of April 3, 2015
	(In thousands)
Satellite Services	$15,108	$17,873	$9,805	$9,809
Commercial Networks	8,573	1,443	44,050	43,994
Government Systems	21,550	23,024	63,845	63,438

Total	$45,231	$42,340	$117,700	$117,241

Amortization of acquired intangible assets by segment for the three months ended June 30, 2015 and July 4, 2014 was as follows:

	Three Months Ended
	June 30, 2015	July 4, 2014
	(In thousands)
Satellite Services	$2,765	$2,765
Commercial Networks	496	343
Government Systems	1,549	921

Total amortization of acquired intangible assets	$4,810	$4,029

Note 12 — Certain Relationships and Related-Party Transactions

John Stenbit, a director of the Company since August 2004, also serves on the board of directors of Loral. From time to time, the Company enters into various contracts in the ordinary course of business with Telesat Canada, which is owned by Telesat Holdings, Inc., which is a joint venture between Loral and the Public Sector Pension Investment Board. The obligations under these contracts have not materially changed since the disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction and launch activities; the performance and anticipated benefits of the ViaSat-2 satellite; the expected capacity, service, coverage, service speeds and other features of ViaSat-2, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ include: our ability to realize the anticipated benefits of the ViaSat-2 satellite; unexpected expenses related to the satellite project; our ability to successfully implement our business plan for our broadband satellite services on our anticipated timeline or at all, including with respect to the ViaSat-2 satellite system; risks associated with the construction, launch and operation of ViaSat-2 and our other satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; our ability to successfully develop, introduce and sell new technologies, products and services; negative audits by the U.S. government; changes in the global business environment and economic conditions; delays in approving U.S. government budgets and cuts in government defense expenditures; our reliance on U.S. government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third parties to manufacture and supply our products; increased competition and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes on our ability to sell products and services; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 3, 2015, under the heading “Risk Factors” in Part II, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

On May 4, 2015, our Board of Directors approved a change in our fiscal year from a 52 or 53 week fiscal year ending on the Friday closest to March 31 to a fiscal year ending on March 31 of each year, effective with the fiscal year commencing April 4, 2015. Beginning April 4, 2015, our fiscal quarters end on June 30, September 30, December 31, and March 31 of each year. Our fiscal quarters for fiscal year 2015 ended on July 4, 2014, October 3, 2014, January 2, 2015 and April 3, 2015.

During the first quarter of fiscal year 2016, we completed the acquisition of Engreen Inc. (Engreen), a privately held company focused on network function virtualization, for approximately $5.0 million (of which $1.0 million has been withheld as security for any indemnifiable damages), recorded within our commercial networks segment. During the first quarter of fiscal year 2015, we completed the acquisition of NetNearU Corp. (NetNearU), a privately held company that has developed a comprehensive network management system for Wi-Fi and other internet access networks, for approximately $60.2 million, recorded within our government systems segment.

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

The primary services offered by our satellite services segment are comprised of:

•	Retail and wholesale broadband satellite services offered to consumers and businesses under the Exede and WildBlue® brands, which provide two-way satellite-based broadband internet access and Voice over Internet Protocol (VoIP). As of June 30, 2015, we provided broadband satellite services to approximately 685,000 subscribers.

•	Mobile broadband services, which provide global network management and high-speed internet connectivity services for customers using airborne, maritime and ground-mobile satellite systems.

•	Enterprise broadband services, which include in-flight Wi-Fi (including our flagship Exede In The Air service), live on-line event streaming, oil and natural gas data gathering services and high definition satellite news gathering.

In September 2014, we entered into a settlement agreement (the Settlement Agreement) with Space Systems/Loral, Inc. (SS/L) and its former parent company Loral Space & Communications, Inc. (Loral), pursuant to which SS/L and Loral are required to pay us a total of $108.7 million, inclusive of interest, over a two and a half year period from the date of settlement. In exchange, we dismissed both lawsuits against SS/L and Loral. The parties further agreed not to sue each other with respect to the patents and intellectual property that were the subject of the lawsuits and, for a period of two years, not to sue each other or each other’s customers for any intellectual property claims. We record payments under the Settlement Agreement as product revenues and as a reduction of selling, general and administrative (SG&A) expenses in our satellite services segment, and as interest income. For further information, see Note 8 to the condensed consolidated financial statements.

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

The primary products and services of our government systems segment include:

•	Government mobile broadband service and product offerings, which provide military and government users with two-way mobile broadband connectivity via satellite in key regions of the world.

•	Government satellite communication systems, which comprise an array of portable, mobile and fixed broadband modems, terminals, network access control systems and antenna systems using a range of satellite frequency bands for line-of-sight and beyond-line-of-sight Intelligence, Surveillance and Reconnaissance (ISR) and Command and Control (C2) missions, satellite networking services, network management systems for Wi-Fi and other internet access networks, and global mobile broadband capability, and include products designed for manpacks, aircraft, unmanned aerial vehicles (UAVs), seagoing vessels, ground mobile vehicles and fixed applications.

•	Information security and assurance products and secure networking solutions, which provide advanced, high-speed IP-based “Type 1” and High Assurance Internet Protocol Encryption (HAIPE®)-compliant encryption solutions that enable military and government users to communicate information securely over networks, and that secure data stored on computers and storage devices.

•	Tactical data links, including Multifunctional Information Distribution System (MIDS) terminals for military fighter jets and their successor, MIDS Joint Tactical Radio System (MIDS-JTRS) terminals, “disposable” weapon data links and portable small tactical terminals.

Sources of Revenues

Our satellite services segment revenues are primarily derived from our domestic satellite broadband services business and from our worldwide managed network services.

Our products in our commercial networks and government systems segments are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 89% of our total revenues for these segments for the three months ended June 30, 2015 and July 4, 2014. The remainder of our revenue in these segments for such periods was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

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

Historically, a significant portion of our revenues has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately 19% and 27% of our total revenues in the three months ended June 30, 2015 and July 4, 2014, respectively.

We also incur independent research and development (IR&D) expenses, which are not directly funded by a third party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development projects. IR&D expenses were approximately 5% and 3% of total revenues during the three months ended June 30, 2015 and July 4, 2014, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

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

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended June 30, 2015 and July 4, 2014, we recorded losses of approximately $1.4 million and $0.1 million, respectively, related to loss contracts.

Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and future cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. We believe we have established appropriate systems and processes to enable us to reasonably estimate future costs on our programs through regular evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment, and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of June 30, 2015 would change our income before income taxes by approximately $0.5 million.

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

To determine the selling price in multiple-element arrangements, we establish VSOE of the selling price using the price charged for a deliverable when sold separately. We also consider specific renewal rates offered to customers for software license updates, product support and hardware systems support, and other services. For nonsoftware multiple-element arrangements, TPE is established by evaluating similar and/or interchangeable competitor products or services in standalone arrangements with similarly situated customers and/or agreements. If we are unable to determine the selling price because VSOE or TPE doesn’t exist, we determine ESP for the purposes of allocating the arrangement by reviewing historical transactions, including transactions whereby the deliverable was sold on a standalone basis, and considering several other external and internal factors including, but not limited to, pricing practices including discounting, margin objectives, competition, the geographies in which we offer our products and services, the type of customer (i.e. distributor, value added reseller, government agency or direct end user, among others), volume commitments and the stage of the product lifecycle. The determination of ESP considers our pricing model and go-to-market strategy. As our, or our competitors’, pricing and go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to our determination of VSOE, TPE and ESP. As a result, our future revenue recognition for multiple-element arrangements could differ materially from those in the current period.

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

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We periodically review the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three months ended June 30, 2015 and July 4, 2014.

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

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event that our estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established which would cause a decrease to income in the period such determination is made. Our valuation allowance against deferred tax assets remains unchanged from $15.6 million at April 3, 2015. The valuation allowance primarily relates to state net operating loss carryforwards and research and development tax credit carryforwards available to reduce state income taxes.

Our analysis of the need for a valuation allowance on deferred tax assets considered the losses incurred during the fiscal years ended April 4, 2014 and March 29, 2013 and the income generated during the fiscal year ended April 3, 2015 and three months ended June 30, 2015. In fiscal year 2013, we recorded a significant loss, a substantial portion of which resulted from an extinguishment of debt charge that was recorded upon the refinancing of our former 8.875% Senior Notes due 2016 (2016 Notes) with the proceeds from the issuance of additional 6.875% Senior Notes due 2020 (2020 Notes), which provides a benefit to net income due to the lower interest rate of the 2020 Notes. The loss from fiscal year 2014 was less significant and a substantial portion of that loss related to legal expense focused on protecting and extending our technology advantages in the litigation against SS/L and Loral, which was settled during the second quarter of fiscal year 2015 (see Note 8 to the condensed consolidated financial statements). In addition to these events, our evaluation considered other factors, including our contractual backlog, our history of positive earnings, current earnings trends assuming our satellite subscriber base continues to grow, taxable income adjusted for certain items, and forecasted income by jurisdiction. We also considered the lengthy period over which these net deferred tax assets can be realized and our history of not having federal tax loss carryforwards expire unused.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended
	June 30, 2015	July 4, 2014
Revenues:	100.0%	100.0%
Product revenues	48.9	52.6
Service revenues	51.1	47.4
Operating expenses:
Cost of product revenues	36.5	40.4
Cost of service revenues	34.2	34.0
Selling, general and administrative	20.6	21.6
Independent research and development	4.5	3.1
Amortization of acquired intangible assets	1.4	1.3

Income (loss) from operations	2.7	(0.4)
Interest expense, net	(1.7)	(2.7)

Income (loss) before income taxes	1.0	(3.1)
Provision for (benefit from) income taxes	0.3	(1.1)

Net income (loss)	0.7	(2.0)
Net income (loss) attributable to ViaSat, Inc.	0.8	(1.9)

Three Months Ended June 30, 2015 vs. Three Months Ended July 4, 2014

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2015	July 4, 2014	Increase (Decrease)	Increase (Decrease)
Product revenues	$168.3	$168.1	$0.2	0.1%
Service revenues	176.0	151.3	24.7	16.3%

Total revenues	$344.4	$319.5	$24.9	7.8%

Our total revenues grew by $24.9 million as a result of a $24.7 million increase in service revenues and $0.2 million increase in product revenues. The service revenue increase was driven by an increase of $16.5 million in our satellite services segment and $6.6 million in our government systems segment. The product revenue increase was comprised of increases of $21.1 million in our government systems segment and $6.2 million in our satellite services segment (related to the Settlement Agreement), offset by a decrease of $27.1 million in our commercial networks segment.

Cost of revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2015	July 4, 2014	Increase (Decrease)	Increase (Decrease)
Cost of product revenues	$125.8	$129.0	$(3.2)	(2.5)%
Cost of service revenues	117.6	108.7	8.9	8.2%

Total cost of revenues	$243.4	$237.7	$5.7	2.4%

Cost of revenues increased by $5.7 million due to an $8.9 million increase in cost of service revenues, offset by a decrease in cost of product revenues of $3.2 million. The cost of service revenues increase was primarily due to increased service revenues, which generated a $17.7 million increase in cost of service revenues on a constant margin basis. This increase mainly related to our Exede broadband services in our satellite services segment and the addition of our network management services for Wi-Fi and other internet access networks (relating to NetNearU) in June 2014 in our government systems segment, partially offset by improved margins from our Exede broadband services (resulting from the higher number of Exede subscribers compared to the prior year period and resultant scale in revenues). The cost of product revenues decrease was primarily due to decreased revenues, causing a $4.6 million decrease in cost of product revenues on a constant margin basis, prior to the effects of product revenues related to the implied license under the Settlement Agreement. This cost of product revenues decrease mainly related to our fixed satellite networks (driven by consumer broadband products) in our commercial networks segment.

Selling, general and administrative expenses

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2015	July 4, 2014	Increase (Decrease)	Increase (Decrease)
Selling, general and administrative	$71.1	$69.1	$2.0	2.9%

The $2.0 million increase in SG&A expenses was primarily attributable to higher selling costs of $3.6 million (driven by increased sales activity in our satellite services segment), offset by lower support costs of $0.9 million as well as lower new business proposal costs in our government systems segment. The lower support costs were primarily due to lower legal expense in our satellite services segment as a result of the settlement of the litigation with SS/L and its former parent company Loral during the second quarter of fiscal year 2015, offset by higher support costs in our commercial networks segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2015	July 4, 2014	Increase (Decrease)	Increase (Decrease)
Independent research and development	$15.6	$9.8	$5.8	59.6%

The $5.8 million increase in IR&D expenses was primarily the result of increased IR&D efforts in our commercial networks segment of $5.7 million (primarily related to research increases in mobile broadband satellite communication systems, next-generation consumer broadband and next-generation satellite payload technologies).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The $0.8 million increase in amortization of acquired intangible assets in the first quarter of fiscal year 2016 compared to the prior year period was primarily the result of our acquisition of NetNearU in June 2014. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the three months ended June 30, 2015	$4,810

Expected for the remainder of fiscal year 2016	$11,621
Expected for fiscal year 2017	9,358
Expected for fiscal year 2018	8,024
Expected for fiscal year 2019	5,511
Expected for fiscal year 2020	4,479
Thereafter	6,238

$45,231

Interest income

The $0.7 million increase in interest income in the three months ended June 30, 2015 compared to the prior year period was due to the recognition of $0.7 million of payments made under the Settlement Agreement as interest income.

Interest expense

The $2.0 million decrease in interest expense in the three months ended June 30, 2015 compared to the prior year period was due primarily to an increase of $3.0 million in the amount of interest capitalized during the first quarter of fiscal year 2016 compared to the same period last fiscal year. This decrease was partially offset by increased interest expense due to outstanding borrowings under our direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility) which was entered into in the fourth quarter of fiscal year 2015, and higher outstanding borrowings under our revolving credit facility (the Revolving Credit Facility) during the first quarter of fiscal year 2016 compared to the prior year period. Capitalized interest expense during the three months ended June 30, 2015 and July 4, 2014 related to the construction of ViaSat-2 and other assets.

Provision for (benefit from) income taxes

We currently estimate our annual effective income tax rate to be approximately 34.8% for fiscal year 2016. For the three months ended June 30, 2015, we recorded an income tax provision of $1.0 million. For the three months ended July 4, 2014, we used the actual effective year-to-date tax rate in calculating the income tax benefit for that period since a reliable estimate of the annual effective tax rate could not be made. The federal research and development tax credit expired on December 31, 2014. If the federal research and development tax credit is reinstated, we may have a lower annual effective income tax rate for fiscal year 2016, and the amount of any such decrease will depend on the effective date of any such reinstatement, the terms of the reinstatement, as well as the amount of eligible research and development expenses in the reinstated period.

Segment Results for the Three Months Ended June 30, 2015 vs. Three Months Ended July 4, 2014

Satellite services segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2015	July 4, 2014	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$6.3	$—	$6.2	100.0%
Segment service revenues	126.1	109.7	16.5	15.0%

Total revenues	$132.4	$109.7	$22.7	20.7%

Our satellite services segment revenues grew by $22.7 million as a result of a $16.5 million increase in service revenues and a $6.2 million increase in product revenues. The increase in service revenues related primarily to retail and wholesale broadband services, and was primarily driven by an increase in the number of our Exede broadband subscribers compared to the prior year period, as well as higher average revenue per subscriber. Total subscribers grew 7% from approximately 641,000 at July 4, 2014 to approximately 685,000 at June 30, 2015. The service revenue increase also reflected the expansion of our in-flight Wi-Fi service with over 380 aircraft in service as of June 30, 2015. The increase in product revenues was primarily due to the recognition of $6.2 million of payments under the Settlement Agreement as product revenue in our satellite services segment.

Segment operating profit (loss)

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2015	July 4, 2014	Increase (Decrease)	Increase (Decrease)
Segment operating profit (loss)	$17.0	$(1.9)	$19.0	974.3%
Percentage of segment revenues	12.9%	(1.8)%

The change from an operating loss to an operating profit for our satellite services segment was primarily due to higher earnings contributions of $17.9 million. Continued growth in the size of our Exede broadband services subscriber base compared to the prior year period resulted in increased service revenues and improved margins. We have also experienced positive contributions from our in-flight Wi-Fi service. In addition, product revenues for the three months ended June 30, 2015 included $6.2 million relating to amounts realized under the Settlement Agreement. Legal expense decreased as a result of the settlement of the litigation with SS/L and its former parent company Loral during the second quarter of fiscal year 2015. This decrease in SG&A expenses was partially offset by an increase in selling costs and other support costs.

Commercial networks segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2015	July 4, 2014	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$61.5	$88.6	$(27.1)	(30.6)%
Segment service revenues	5.2	3.6	1.6	44.2%

Total revenues	$66.8	$92.2	$(25.5)	(27.6)%

Our commercial networks segment revenues decreased by $25.5 million, primarily due to the $27.1 million decrease in product revenues. Of this product revenue decrease, $20.0 million related to fixed satellite networks (driven primarily by our large scale Australian Ka-band infrastructure project as it moves closer to completion as well as consumer broadband products due to reduced revenues from terminal sales, partially offset by our next-generation Ka-band system contract in Canada). In addition, our satellite payload technology development programs revenues decreased $4.5 million and our antenna systems products revenues decreased $2.6 million, as certain programs move closer to completion.

Segment operating loss

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2015	July 4, 2014	(Increase) Decrease	(Increase) Decrease
Segment operating loss	$(18.7)	$(6.0)	$(12.7)	(212.7)%
Percentage of segment revenues	(28.1)%	(6.5)%

The $12.7 million increase in our commercial networks segment operating loss was driven by a $5.7 million increase in IR&D expenses (primarily due to an increase in mobile broadband satellite communication systems, next-generation consumer broadband and next-generation satellite payload technologies), lower earnings contributions of $4.3 million (primarily due to the decrease in product revenues) and an increase of $2.8 million in support, selling and new business proposal costs.

Government systems segment

Revenues

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2015	July 4, 2014	Increase (Decrease)	Increase (Decrease)
Segment product revenues	$100.6	$79.5	$21.1	26.5%
Segment service revenues	44.6	38.0	6.6	17.4%

Total revenues	$145.2	$117.5	$27.7	23.6%

Our government systems segment revenues increased by $27.7 million, due to a $21.1 million increase in product revenues and a $6.6 million increase in service revenues. The product revenue increase was primarily due to a $15.6 million revenue increase in government satellite communication systems (mainly attributable to tactical satcom networks and global mobile broadband) and an $8.3 million increase in tactical data link products. These product revenue increases were partially offset by a $4.7 million decrease in information assurance products revenues. Of the service revenue increase, $5.6 million related to NetNearU, our subsidiary acquired in June 2014, and $1.0 million related to government satellite communication systems services (mainly attributable to global mobile broadband services).

Segment operating profit

	Three Months Ended		Dollar	Percentage
(In millions, except percentages)	June 30, 2015	July 4, 2014	Increase (Decrease)	Increase (Decrease)
Segment operating profit	$15.9	$10.8	$5.1	47.4%
Percentage of segment revenues	11.0%	9.2%

The $5.1 million increase in our government systems segment operating profit reflected higher earnings contributions of $5.5 million primarily due to the increase in revenues.

Backlog

As reflected in the table below, our overall firm and funded backlog decreased during the first three months of fiscal year 2016. The decreases in both firm and funded backlog were attributable to decreases in each of our segments.

	As of June 30, 2015	As of April 3, 2015
	(In millions)
Firm backlog
Satellite Services segment	$204.6	$216.2
Commercial Networks segment	295.5	317.3
Government Systems segment	372.4	382.1

Total	$872.5	$915.6

Funded backlog
Satellite Services segment	$204.6	$216.2
Commercial Networks segment	295.5	317.3
Government Systems segment	295.6	307.9

Total	$795.7	$841.4

The firm backlog does not include contract options. Of the $872.5 million in firm backlog, $397.1 million is expected to be delivered during the remaining nine months of fiscal year 2016, and the balance is expected to be delivered in fiscal year 2017 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders.

Our total new awards were approximately $305.5 million and $310.1 million for the three months ended June 30, 2015 and July 4, 2014, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At June 30, 2015, we had $42.5 million in cash and cash equivalents, $342.3 million in working capital, $225.0 million in outstanding borrowings under the Revolving Credit Facility and $61.6 million in outstanding borrowings under our Ex-Im Credit Facility. At April 3, 2015, we had $52.3 million in cash and cash equivalents, $280.5 million in working capital and $210.0 million in outstanding borrowings under our Revolving Credit Facility and $20.5 million in outstanding borrowings under our Ex-Im Credit Facility. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

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

Cash flows

Cash provided by operating activities for the first three months of fiscal year 2016 was $18.0 million compared to $46.9 million in the prior year period. This $28.9 million decrease was primarily driven by a $51.1 million year-over-year increase in cash used to fund net operating assets needs, offset by our operating results (net income adjusted for depreciation, amortization and other non-cash charges) which generated $22.2 million of higher cash inflows. The increase in cash used to fund net operating assets during the first three months of fiscal year 2016 when compared to the same period last fiscal year was due to higher combined billed and unbilled accounts receivable, net, attributable to the timing of contractual milestones for certain larger development programs in our government systems segment as well as an increase in our collections in excess of revenues and deferred revenues included in accrued liabilities due to the timing of milestone billings for certain larger development projects in our commercial networks segment.

Cash used in investing activities for the first three months of fiscal year 2016 was $86.7 million compared to $154.3 million in the prior year period. The decrease in cash used in investing activities reflects a decrease of $52.9 million in cash used for acquisitions and a decrease of $22.7 million in cash used for the construction of our ViaSat-2 satellite due to the timing of milestone payments, offset by a $2.6 million increase in capital expenditures for new CPE units and other general purpose equipment.

Cash provided by financing activities for the first three months of fiscal year 2016 was $58.8 million compared to $107.0 million for the prior year period. This $48.3 million decrease in cash provided by financing activities was primarily related to the $15.0 million in net proceeds from borrowings under our Revolving Credit Facility during the first three months of fiscal year 2016 compared to $100.0 million in the prior year period. This decrease in cash provided by financing activities was offset by $40.3 million of proceeds, net of discount, from borrowings under our Ex-Im Credit Facility. Cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, and cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

Satellite service-related activities

In May 2013, we entered into an agreement to purchase ViaSat-2, our second high-capacity Ka-band satellite, from The Boeing Company (Boeing) at a price of approximately $358.0 million, plus an additional amount for launch support services to be performed by Boeing. The projected total cost of the ViaSat-2 project, including the satellite, launch, insurance and related gateway infrastructure, through satellite launch is estimated to be between $600.0 million to $650.0 million, and will depend on the timing of the gateway infrastructure roll-out. Our total required cash funding may be reduced through various third party agreements, including potential joint service offerings and other strategic partnering arrangements. We believe we have adequate sources of funding for the project, which include our cash on hand, available borrowing capacity under our Ex-Im Credit Facility and the cash we expect to generate from operations over the next few years. At the end of the first quarter of fiscal year 2016, we had approximately 685,000 subscribers, however there can be no assurance that the number of subscribers of our Exede broadband services and service revenues in our satellite services segment will increase in any future period. We also expect to continue to invest in subscriber acquisition costs during fiscal year 2016 as we further expand our subscriber base as well as make additional investments for ViaSat-2. We believe the upcoming launch and roll-out of the ViaSat-2 satellite and related ground infrastructure will impact our financial results in our satellite services segment in future periods, although we expect the relative impact to be less than we experienced in relation to the launch and roll-out of our ViaSat-1 satellite and related ground infrastructure.

During the period from late fiscal year 2012 until early fiscal year 2015, we incurred higher operating costs in connection with the launch and roll-out of our ViaSat-1 satellite and related ground infrastructure and our Exede broadband services, as well as higher interest expense as we capitalized a lower amount of the interest expense on our outstanding debt in fiscal year 2014 as we were in the early stages of construction of ViaSat-2, our second high-capacity Ka-band satellite. These higher operating costs included costs associated with depreciation, gateway connectivity, subscriber acquisition costs, logistics, customer care and various support systems. These additional operating costs attributed to our Exede service commencement negatively impacted income from operations during that period. As the total number of subscribers of our Exede broadband services increased over the period, the resultant increase in service revenues in our satellite services segment improved income (loss) from operations for our satellite services segment, despite the additional litigation expense we incurred to successfully protect our proprietary technology, which was settled during the second quarter of fiscal year 2015.

Revolving Credit Facility

As of June 30, 2015, the Revolving Credit Facility provided a $500.0 million revolving line of credit (including up to $150.0 million of letters of credit) with a maturity date of November 26, 2018. Borrowings under the Revolving Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. At June 30, 2015, the weighted average effective interest rate on our outstanding borrowings under the Revolving Credit Facility was 2.19%. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of ViaSat (as defined in the Revolving Credit Facility) and secured by substantially all of our assets. As of June 30, 2015, none of our subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

At June 30, 2015, we had $225.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility and $46.2 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of June 30, 2015 of $228.8 million.

Ex-Im Credit Facility

On March 12, 2015, a foreign subsidiary of ViaSat entered into the Ex-Im Credit Facility with the Export-Import Bank of the United States. As of June 30, 2015, the Ex-Im Credit Facility provided a $524.9 million senior secured direct loan facility, $467.0 million of which can be used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remainder used to finance the total exposure fees incurred under the Ex-Im Credit Facility of up to $57.9 million (depending on the total amount of financing borrowed under the Ex-Im Credit Facility). Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38% and are required to be repaid in 17 approximately equal semi-annual installments, commencing approximately six months after the in-orbit acceptance date of the ViaSat-2 satellite (or, if earlier, on October 15, 2017), with a maturity date of October 15, 2025. Exposure fees of $6.0 million were incurred in connection with our initial borrowing under the Ex-Im Credit Facility, with the remaining exposure fees payable by the in-orbit acceptance date for ViaSat-2. Exposure fees under the Ex-Im Credit Facility are amortized using the effective interest rate method. The effective interest rate on our outstanding borrowings under the Ex-Im Credit Facility, which takes into account estimated timing and amount of borrowings, exposure fees, debt issuance costs and other fees, was approximately 5.0% as of June 30, 2015. The Ex-Im Credit Facility is guaranteed by ViaSat and is secured by first-priority liens on the ViaSat-2 satellite and related assets as well as a pledge of the capital stock of the borrower under the facility.

The Ex-Im Credit Facility contains financial covenants regarding ViaSat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

At June 30, 2015, we had $61.6 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility, leaving $411.4 million available to finance ViaSat-2 related costs once incurred. Borrowings under the Ex-Im Credit Facility were issued with a discount of $8.2 million (comprising the initial $6.0 million exposure fee, an accrual for a portion of the remaining exposure fees and other customary fees). The borrowings under the Ex-Im Credit Facility are recorded as long-term debt, net of discount, in our consolidated financial statements. The discount and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility are amortized to interest expense on an effective interest rate basis over the term of the borrowings under the Ex-Im Credit Facility.

Senior Notes due 2020

In February 2012, we issued $275.0 million in principal amount of 2020 Notes in a private placement to institutional buyers, which were exchanged in August 2012 for substantially identical 2020 Notes that had been registered with the SEC. These initial 2020 Notes were issued at face value and are recorded as long-term debt in our condensed consolidated financial statements. In October 2012, we issued an additional $300.0 million in principal amount of 2020 Notes in a private placement to institutional buyers at an issue price of 103.50% of the principal amount, which were exchanged in January 2013 for substantially identical 2020 Notes that had been registered with the SEC. The 2020 Notes are all treated as a single class. The 2020 Notes bear interest at the rate of 6.875% per year, payable semi-annually in cash in arrears, which interest payments commenced in June 2012. Debt issuance costs associated with the issuance of the 2020 Notes are amortized to interest expense on a straight-line basis over the term of the 2020 Notes, the results of which are not materially different from the effective interest rate basis. The $10.5 million premium we received in connection with the issuance of the additional 2020 Notes is recorded as long-term debt in our condensed consolidated financial statements and is being amortized as a reduction to interest expense on an effective interest rate basis over the term of those 2020 Notes.

The 2020 Notes are required to be guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Revolving Credit Facility. As of June 30, 2015, none of our subsidiaries guaranteed the 2020 Notes. The 2020 Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated debt. The 2020 Notes are effectively junior in right of payment to our existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2020 Notes, and are senior in right of payment to all of our existing and future subordinated indebtedness.

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

We may redeem the 2020 Notes prior to June 15, 2016, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of: (i) 1.0% of the principal amount of such 2020 Notes and (ii) the excess, if any, of (a) the present value at such date of redemption of (1) the redemption price of such 2020 Notes on June 15, 2016 plus (2) all required interest payments due on such 2020 Notes through June 15, 2016 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the treasury rate (as defined under the indenture) plus 50 basis points, over (b) the then-outstanding principal amount of such 2020 Notes. The 2020 Notes may be redeemed, in whole or in part, at any time during the twelve months beginning on June 15, 2016 at a redemption price of 103.438%, during the twelve months beginning on June 15, 2017 at a redemption price of 101.719%, and at any time on or after June 15, 2018 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.

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

Contractual Obligations

The following table sets forth a summary of our obligations at June 30, 2015:

		For the Remainder of Fiscal Year	For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2016	2017-2018	2019-2020	Thereafter
Operating leases and satellite capacity agreements	$239,458	$55,084	$70,158	$54,293	$59,923
2020 Notes	772,658	19,766	79,063	79,063	594,766
Revolving Credit Facility(1)	242,041	3,764	9,992	228,285	—
Ex-Im Credit Facility(2)	71,046	669	6,554	16,989	46,834
Satellite performance incentives	33,559	1,516	4,424	5,047	22,572
Purchase commitments including satellite-related agreements	579,048	328,945	202,675	19,665	27,763
Other	900	300	600	—	—

Total	$1,938,710	$410,044	$373,466	$403,342	$751,858

(1)	To the extent that the interest rate is variable and ultimate amounts borrowed under the Revolving Credit Facility may fluctuate, amounts reflected represent estimated interest payments on our current outstanding balances based on the weighted average effective interest rate at June 30, 2015 until the maturity date in November 2018.
(2)	To the extent that the ultimate amounts borrowed under the Ex-Im Credit Facility may fluctuate, amounts reflected represent estimated interest and principal payments on our current outstanding balance until the maturity date in October 2025. The amounts listed in the table above exclude the completion exposure fee that will be payable under the Ex-Im Credit Agreement by the in-orbit acceptance date for ViaSat-2, the amount of which will be based on the total amount of financing borrowed under the Ex-Im Credit Facility; see “Liquidity and Capital Resources — Ex-Im Credit Facility.”

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

Our condensed consolidated balance sheets included $39.2 million and $40.0 million of “other liabilities” as of June 30, 2015 and April 3, 2015, respectively, which primarily consisted of the long-term portion of our satellite performance incentives obligation, our long-term warranty obligations, the long-term portion of deferred rent, long-term portion of deferred revenue and long-term deferred income taxes. With the exception of the long-term portion of our satellite performance incentives obligation, these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 9 to our condensed consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 7 to our condensed consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at June 30, 2015 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended April 3, 2015.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, short-term and long-term obligations, including the Credit Facilities and the 2020 Notes, and foreign currency forward contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2015, we had $225.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility, $61.6 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility, and $575.0 million in aggregate principal amount outstanding of the 2020 Notes, and we held no short-term investments. Our 2020 Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Revolving Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant portion of our cash balance in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by less than $0.1 million for the three months ended June 30, 2015 and July 4, 2014. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

As of June 30, 2015, we had $225.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility. Our primary interest rate under the Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. At June 30, 2015, the weighted average effective interest rate on our outstanding borrowings under the Revolving Credit Facility was 2.19%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred, prior to effects of capitalized interest, by $1.1 million over a twelve-month period.

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

As of June 3, 2015, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign currency forward contracts with a notional amount of $7.5 million had an insignificant amount of fair value recorded in other current assets as of June 30, 2015. If the foreign currency forward rate for the Euro to the U.S. dollar on these foreign currency forward contracts had changed by 10%, the fair value of these foreign currency forward contracts as of June 30, 2015 would have changed by approximately $0.7 million.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2015.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 3, 2015, which factors could materially affect our business, financial condition, liquidity or future results. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 6. Exhibits

The Exhibit Index on page 44 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASAT, INC.

August 10, 2015	/s/ MARK DANKBERG
Mark Dankberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ SHAWN DUFFY
Shawn Duffy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit			Incorporated by Reference			Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	First Amendment to Credit Agreement, dated as of June 12, 2015, by and among ViaSat Technologies Limited, ViaSat, Inc., JPMorgan Chase Bank, National Association (as Ex-Im Facility Agent) and the Export-Import Bank of the United States					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X