Form 10-Q
period 2015-12-31
VIASAT INC
filed 2016-02-09
CIK 797721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of January 29, 2016 was 48,871,215.

VIASAT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIASAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of December 31, 2015	As of April 3, 2015
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$63,864	$52,263
Accounts receivable, net	259,754	266,339
Inventories	141,261	128,367
Deferred income taxes	67,473	57,075
Prepaid expenses and other current assets	48,356	44,702

Total current assets	580,708	548,746

Satellites, net	864,999	762,221
Property and equipment, net	472,488	418,022
Other acquired intangible assets, net	36,410	42,340
Goodwill	117,186	117,241
Other assets	264,267	269,808

Total assets	$2,336,058	$2,158,378

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$82,113	$76,931
Accrued liabilities	166,831	191,326

Total current liabilities	248,944	268,257

Senior notes, net	581,702	582,657
Other long-term debt	355,257	223,736
Other liabilities	36,008	39,995

Total liabilities	1,221,911	1,114,645

Commitments and contingencies (Note 8)
Equity:
ViaSat, Inc. stockholders’ equity
Common stock	5	5
Paid-in capital	839,541	786,467
Retained earnings	269,254	251,963
Accumulated other comprehensive income	104	147

Total ViaSat, Inc. stockholders’ equity	1,108,904	1,038,582
Noncontrolling interest in subsidiary	5,243	5,151

Total equity	1,114,147	1,043,733

Total liabilities and equity	$2,336,058	$2,158,378

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2015	January 2, 2015	December 31, 2015	January 2, 2015
	(In thousands, except per share data)
Revenues:
Product revenues	$156,290	$174,299	$488,298	$536,352
Service revenues	191,469	165,254	557,169	481,430

Total revenues	347,759	339,553	1,045,467	1,017,782
Operating expenses:
Cost of product revenues	113,823	123,675	355,832	382,757
Cost of service revenues	123,770	110,237	365,974	330,583
Selling, general and administrative	76,351	70,962	220,809	194,462
Independent research and development	19,169	11,850	55,569	33,177
Amortization of acquired intangible assets	4,261	4,651	13,658	13,338

Income from operations	10,385	18,178	33,625	63,465
Other income (expense):
Interest income	517	857	1,811	1,229
Interest expense	(6,063)	(7,640)	(19,343)	(24,606)

Income before income taxes	4,839	11,395	16,093	40,088
(Benefit from) provision for income taxes	(5,105)	(3,389)	(1,290)	7,633

Net income	9,944	14,784	17,383	32,455
Less: Net income (loss) attributable to the noncontrolling interest, net of tax	197	(27)	92	(359)

Net income attributable to ViaSat, Inc.	$9,747	$14,811	$17,291	$32,814

Basic net income per share attributable to ViaSat, Inc. common stockholders	$0.20	$0.31	$0.36	$0.70
Diluted net income per share attributable to ViaSat, Inc. common stockholders	$0.20	$0.31	$0.35	$0.68
Shares used in computing basic net income per share	48,712	47,375	48,275	46,920
Shares used in computing diluted net income per share	49,630	48,439	49,230	48,097

Comprehensive income:
Net income	$9,944	$14,784	$17,383	$32,455
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on hedging, net of tax	(88)	16	6	(24)
Foreign currency translation adjustments, net of tax	(235)	(749)	(49)	(1,369)

Other comprehensive loss, net of tax	(323)	(733)	(43)	(1,393)
Comprehensive income	9,621	14,051	17,340	31,062

Less: comprehensive income (loss) attributable to the noncontrolling interest, net of tax	197	(27)	92	(359)

Comprehensive income attributable to ViaSat, Inc.	$9,424	$14,078	$17,248	$31,421

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	December 31, 2015	January 2, 2015
	(In thousands)
Cash flows from operating activities:
Net income	$17,383	$32,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	144,441	132,555
Amortization of intangible assets	37,721	30,857
Deferred income taxes	(1,263)	7,920
Stock-based compensation expense	34,316	28,072
Loss on disposition of fixed assets	25,980	24,954
Other non-cash adjustments	5,658	3,535
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,171	3,166
Inventories	(20,149)	(2,534)
Other assets	(4,686)	(3,276)
Accounts payable	(8,659)	1,020
Accrued liabilities	(10,994)	19,169
Other liabilities	(2,429)	(6,460)

Net cash provided by operating activities	219,490	271,433
Cash flows from investing activities:
Purchase of property, equipment and satellites	(283,202)	(272,934)
Cash paid for patents, licenses and other assets	(52,495)	(37,076)
Payments related to acquisition of businesses, net of cash acquired	(3,908)	(56,545)

Net cash used in investing activities	(339,605)	(366,555)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	175,000	320,000
Payments of revolving credit facility borrowings	(185,000)	(190,000)
Proceeds from Ex-Im credit facility borrowings, net of discount	139,396	—
Payment of debt issuance costs	(803)	—
Proceeds from issuance of common stock under equity plans	20,318	21,789
Payments related to tax withholdings on restricted stock unit releases	(16,056)	(14,382)
Other	(1,142)	(2,660)

Net cash provided by financing activities	131,713	134,747
Effect of exchange rate changes on cash	3	(328)

Net increase in cash and cash equivalents	11,601	39,297
Cash and cash equivalents at beginning of period	52,263	58,347

Cash and cash equivalents at end of period	$63,864	$97,644

Non-cash investing and financing activities:
Issuance of common stock in satisfaction of certain accrued employee compensation liabilities	$11,609	$10,194
Capital expenditures not paid for	$51,093	$8,405
Exposure fees on Ex-Im credit facility expected to be financed through Ex-Im credit facility	$13,658	$—

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	ViaSat, Inc. Stockholders					Noncontrolling Interest in Subsidiary	Total
	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Number of Shares Issued	Amount	Paid-in Capital	Retained Earnings
	(In thousands, except share data)
Balance at April 3, 2015	47,697,413	$5	$786,467	$251,963	$147	$5,151	$1,043,733
Exercise of stock options	385,506	—	11,529	—	—	—	11,529
Issuance of stock under Employee Stock Purchase Plan	170,968	—	8,789	—	—	—	8,789
Stock-based compensation	—	—	37,203	—	—	—	37,203
Shares issued in settlement of certain accrued employee compensation liabilities	185,424	—	11,609	—	—	—	11,609
RSU awards vesting, net of shares withheld for taxes which have been retired	431,904	—	(16,056)	—	—	—	(16,056)
Net income	—	—	—	17,291	—	92	17,383
Other comprehensive loss, net of tax	—	—	—	—	(43)	—	(43)

Balance at December 31, 2015	48,871,215	$5	$839,541	$269,254	$104	$5,243	$1,114,147

See accompanying notes to the condensed consolidated financial statements.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2015, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended December 31, 2015 and January 2, 2015, the condensed consolidated statements of cash flows for the nine months ended December 31, 2015 and January 2, 2015 and the condensed consolidated statement of equity for the nine months ended December 31, 2015 have been prepared by the management of ViaSat, Inc. (also referred to hereafter as the Company or ViaSat), and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended April 3, 2015 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended April 3, 2015 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

The Company’s condensed consolidated financial statements include the assets, liabilities and results of operations of ViaSat, its wholly owned subsidiaries and TrellisWare Technologies, Inc. (TrellisWare), a majority-owned subsidiary. All significant intercompany amounts have been eliminated.

On May 4, 2015, the Company’s Board of Directors approved a change in the Company’s fiscal year from a 52 or 53 week fiscal year ending on the Friday closest to March 31 to a fiscal year ending on March 31 of each year, effective with the fiscal year commencing April 4, 2015. Beginning April 4, 2015, the Company’s fiscal quarters end on June 30, September 30, December 31, and March 31 of each year. The Company’s fiscal quarters for fiscal year 2015 ended on July 4, 2014, October 3, 2014, January 2, 2015 and April 3, 2015.

During the first quarter of fiscal year 2016, the Company completed the acquisition of Engreen Inc. (Engreen), a privately held company focused on network function virtualization. The Engreen purchase price of approximately $5.3 million (of which $1.0 million has been withheld as security for any indemnifiable damages) was primarily allocated to acquired technology intangible assets and the assumption of certain liabilities. During the first quarter of fiscal year 2015, the Company completed the acquisition of NetNearU Corp. (NetNearU), a privately held company that has developed a comprehensive network management system for Wi-Fi and other internet access networks (see Note 10). These acquisitions were accounted for as purchases and, accordingly, the condensed consolidated financial statements include the operating results of Engreen and NetNearU from the dates of acquisition.

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

Revenue recognition

A substantial portion of the Company’s revenues is derived from long-term contracts requiring development and delivery of complex equipment built to customer specifications. Sales related to long-term contracts are accounted for under the authoritative guidance for the percentage-of-completion method of accounting (Accounting Standards Codification (ASC) 605-35). Sales and earnings under these contracts are recorded either based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred related to the contract, or as products are shipped under the units-of-delivery method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. During the three months ended December 31, 2015 and January 2, 2015, the Company recorded losses of approximately $0.4 million and $0.3 million, respectively, related to loss contracts. During the nine months ended December 31, 2015 and January 2, 2015, the Company recorded losses of approximately $2.1 million and $0.4 million, respectively, related to loss contracts.

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

In accordance with the authoritative guidance for revenue recognition for multiple element arrangements, the Accounting Standards Update (ASU) 2009-13 (ASU 2009-13), Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements, which updates ASC 605-25, Revenue Recognition-Multiple element arrangements, of the Financial Accounting Standards Board (FASB) codification, for substantially all of the arrangements with multiple deliverables, the Company allocates revenue to each element based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: vendor specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE are available (a description as to how the Company determines VSOE, TPE and ESP is provided below). If a tangible hardware systems product includes software, the Company determines whether the tangible hardware systems product and the software work together to deliver the product’s essential functionality and, if so, the entire product is treated as a nonsoftware deliverable. The total arrangement consideration is allocated to each separate unit of accounting for each of the nonsoftware deliverables using the relative selling prices of each unit based on the aforementioned selling price hierarchy. Revenue for each separate unit of accounting is recognized when the applicable revenue recognition criteria for each element have been met.

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

Contract costs on U.S. government contracts are subject to audit and review by the Defense Contracting Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), and other U.S. government agencies, as well as negotiations with U.S. government representatives. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal year 2015. As of

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

December 31, 2015, the DCAA had completed its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2014 without further audit. Although the Company has recorded contract revenues subsequent to fiscal year 2014 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of December 31, 2015 and April 3, 2015, the Company had $2.9 million and $4.3 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts (see Note 8).

Advertising costs

In accordance with the authoritative guidance for advertising costs (ASC 720-35), advertising costs are expensed as incurred and included in selling, general and administrative (SG&A) expenses. Advertising expenses for the three months ended December 31, 2015 and January 2, 2015 were $3.1 million and $5.7 million, respectively, and for the nine months ended December 31, 2015 and January 2, 2015 were $9.7 million and $13.0 million, respectively.

Commissions

The Company compensates third parties based on specific commission programs directly related to certain product and service sales, and these commissions costs are expensed as incurred.

Property, equipment and satellites

Satellites and other property and equipment are recorded at cost or, in the case of certain satellites and other property acquired, the fair value at the date of acquisition, net of accumulated depreciation. Capitalized satellite costs consist primarily of the costs of satellite construction and launch, including launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentives expected to be payable to satellite manufacturers (dependent on the continued satisfactory performance of the satellites), costs directly associated with the monitoring and support of satellite construction, and interest costs incurred during the period of satellite construction. The Company also constructs earth stations, network operations systems and other assets to support its satellites, and those construction costs, including interest, are capitalized as incurred. At the time satellites are placed in service, the Company estimates the useful life of its satellites for depreciation purposes based upon an analysis of each satellite’s performance against the original manufacturer’s orbital design life, estimated fuel levels and related consumption rates, as well as historical satellite operating trends. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets ranging from two to twenty-four years. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term or the life of the improvement. Costs incurred for additions to property, equipment and satellites, together with major renewals and betterments, are capitalized and depreciated over the remaining life of the underlying asset. Costs incurred for maintenance, repairs and minor renewals and betterments are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in operations, which for the periods presented, primarily related to losses incurred for unreturned customer premise equipment (CPE).

Interest expense is capitalized on the carrying value of assets under construction, in accordance with the authoritative guidance for the capitalization of interest (ASC 835-20). With respect to assets under construction, including the ViaSat-2 satellite which commenced construction during the first quarter of fiscal year 2014, the Company capitalized $7.7 million and $4.1 million of interest expense for the three months ended December 31, 2015 and January 2, 2015, respectively, and capitalized $20.9 million and $10.8 million of interest expense for the nine months ended December 31, 2015 and January 2, 2015, respectively.

The Company owns two satellites: ViaSat-1 (its first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). In May 2013, the Company entered into a satellite construction contract for ViaSat-2, its second-generation high-capacity Ka-band satellite. In addition, the Company has an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and owns related earth stations and networking equipment for all of its satellites. The Company periodically reviews the remaining estimated useful life of its satellites to determine if revisions to estimated lives are necessary. The Company procures indoor and outdoor CPE units leased to subscribers under a retail leasing program as part of the Company’s satellite services segment, which are reflected in investing activities and property and equipment in the accompanying condensed consolidated financial statements. The Company depreciates the satellites, earth stations and networking equipment, CPE units and related installation costs over their estimated useful lives. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of December 31, 2015 were $256.0 million and $129.5 million, respectively. The total cost and accumulated depreciation of CPE units included in property and equipment, net, as of April 3, 2015 were $250.3 million and $107.8 million, respectively.

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

Patents, orbital slots and other licenses

The Company capitalizes the costs of obtaining or acquiring patents, orbital slots and other licenses. Amortization of intangible assets that have finite lives is provided for by the straight-line method over the shorter of the legal or estimated economic life. Total capitalized costs of $3.2 million related to patents were included in other assets as of December 31, 2015 and April 3, 2015. The Company capitalized costs of $15.3 million and $15.1 million related to acquiring and obtaining orbital slots and other licenses included in other assets as of December 31, 2015 and April 3, 2015, respectively. Accumulated amortization related to these assets was $1.6 million and $1.4 million as of December 31, 2015 and April 3, 2015, respectively. Amortization expense related to these assets was an insignificant amount for the three and nine months ended December 31, 2015 and January 2, 2015. If a patent, orbital slot or orbital license is rejected, abandoned or otherwise invalidated, the unamortized cost is expensed in that period. During the three and nine months ended December 31, 2015 and January 2, 2015, the Company did not write off any significant costs due to abandonment or impairment.

Debt issuance costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. During the three and nine months ended December 31, 2015 an insignificant amount of debt issuance costs was capitalized and during the three and nine months ended January 2, 2015, no amounts of debt issuance costs were capitalized. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in loss on extinguishment of debt in the consolidated statements of operations and comprehensive income. Other unamortized debt issuance costs are recorded in prepaid expenses and other current assets and in other long-term assets in the consolidated balance sheets, depending on the amounts expected to be amortized to interest expense within the next twelve months.

Software development

Costs of developing software for sale are charged to research and development expense when incurred, until technological feasibility has been established. Software development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of unamortized cost or net realizable value. Once the product is available for general release, the software development costs are amortized based on the ratio of current to future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product, generally within five years. Capitalized costs, net, of $150.2 million and $119.9 million related to software developed for resale were included in other assets as of December 31, 2015 and April 3, 2015, respectively. The Company capitalized $20.6 million and $54.1 million of costs related to software developed for resale for the three and nine months ended December 31, 2015, respectively. The Company capitalized $13.1 million and $35.8 million of costs related to software developed for resale for the three and nine months ended January 2, 2015, respectively. Amortization expense for software development costs was $9.9 million and $23.8 million for the three and nine months ended December 31, 2015, respectively, and $7.6 million and $17.2 million for the three and nine months ended January 2, 2015, respectively.

Self-insurance liabilities

The Company has self-insurance plans to retain a portion of the exposure for losses related to employee medical benefits and workers’ compensation. The self-insurance plans include policies which provide for both specific and aggregate stop-loss limits. The Company utilizes internal actuarial methods as well as other historical information for the purpose of estimating ultimate costs for a particular plan year. Based on these actuarial methods, along with currently available information and insurance industry statistics, the Company has recorded self-insurance liability for its plans of $4.0 million and $3.9 million as of December 31, 2015 and April 3, 2015, respectively. The Company’s estimate, which is subject to inherent variability, is based on average claims experience in the Company’s industry and its own experience in terms of frequency and severity of claims, including asserted and unasserted claims incurred but not reported, with no explicit provision for adverse fluctuation from year to year. This variability may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued liabilities in accordance with the estimated timing of the projected payments.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Indemnification provisions

In the ordinary course of business, the Company includes indemnification provisions in certain of its contracts, generally relating to parties with which the Company has commercial relations. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses relating to third-party intellectual property claims. To date, there have not been any material costs incurred in connection with such indemnification clauses. The Company’s insurance policies do not necessarily cover the cost of defending indemnification claims or providing indemnification, so if a claim was filed against the Company by any party that the Company has agreed to indemnify, the Company could incur substantial legal costs and damages. A claim would be accrued when a loss is considered probable and the amount can be reasonably estimated. At December 31, 2015 and April 3, 2015, no such amounts were accrued related to the aforementioned provisions.

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

Common stock held in treasury

As of December 31, 2015 and April 3, 2015, the Company had no shares of common stock held in treasury.

During the first nine months of fiscal years 2016 and 2015, the Company issued 689,693 and 629,896 shares of common stock, respectively, based on the vesting terms of certain restricted stock unit agreements. In order for employees to satisfy minimum statutory employee tax withholding requirements related to the issuance of common stock underlying these restricted stock unit agreements, the Company repurchased and immediately retired 257,789 shares of common stock with a total value of $16.1 million during the first nine months of fiscal year 2016. During the first nine months of fiscal year 2015, the Company repurchased 229,686 shares of common stock with a total value of $14.4 million, and retired 1,420,258 shares of treasury stock with a total value of $63.7 million. These retired shares remain as authorized stock; however they are now considered to be unissued. This treasury stock retirement resulted in a decrease in common stock held in treasury and in paid-in capital of $63.7 million in the Company’s condensed consolidated balance sheet during the first nine months of fiscal year 2015. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.

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

During the three and nine months ended December 31, 2015, the Company settled certain foreign exchange contracts and in connection therewith recognized an insignificant gain, and during the three and nine months ended January 2, 2015, the Company settled certain foreign exchange contracts in connection therewith recognized an insignificant loss, in each case recorded in cost of revenues based on the nature of the underlying transactions. The fair value of the Company’s foreign currency forward contracts was an insignificant amount recorded as an other current asset as of December 31, 2015. The notional value of foreign currency forward contracts outstanding as of December 31, 2015 was $5.6 million. The Company had no foreign currency forward contracts outstanding as of April 3, 2015.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

At December 31, 2015, the estimated net amount of unrealized gains or losses related to foreign currency forward contracts that was expected to be reclassified to earnings within the next twelve months was insignificant. The Company’s foreign currency forward contracts outstanding as of December 31, 2015 will mature within approximately nine to thirty-six months from their inception. There were no gains or losses from ineffectiveness of these derivative instruments recorded for the three and nine months ended December 31, 2015 and January 2, 2015.

Stock-based compensation

In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense on a straight-line basis over the employee’s requisite service period. Stock-based compensation expense is recognized in the condensed consolidated statements of operations and comprehensive income for the three and nine months ended December 31, 2015 and January 2, 2015 only for those awards ultimately expected to vest, with forfeitures estimated at the date of grant. The authoritative guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognized $12.0 million and $34.3 million of stock-based compensation expense for the three and nine months ended December 31, 2015, respectively. The Company recognized $10.1 million and $28.1 million of stock-based compensation expense for the three and nine months ended January 2, 2015, respectively.

For the nine months ended December 31, 2015 and January 2, 2015, the Company recorded no incremental tax benefits from stock options exercised and restricted stock unit awards vesting as the excess tax benefit from stock options exercised and restricted stock unit awards vesting increased the Company’s net operating loss carryforward.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. This guidance will replace most existing revenue recognition guidance and will be effective for the Company beginning in fiscal year 2019, including interim periods within that reporting period, based on the FASB decision in July 2015 (ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date) to delay the effective date of the new revenue recognition standard by one year, but providing entities a choice to adopt the standard as of the original effective date. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not selected a transition method and is currently evaluating the impact this standard will have on its consolidated financial statements and disclosures.

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

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for the Company in fiscal year 2017 with early adoption permitted using either of two methods: (i) prospectively to all arrangements entered into or materially modified after the effective date and represent a change in accounting principle; or (ii) retrospectively. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, in scope inventory should be measured at the lower of cost and net realizable value. The new standard should be applied prospectively and will become effective for the Company in fiscal year 2018, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). ASU 2015-17 requires entities to classify deferred tax liabilities and assets as noncurrent in a classified balance sheet. The new guidance can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. ASU 2015-17 will become effective for the Company in fiscal year 2018, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). ASU 2016-01 requires that most equity investments (except those accounted for under the equity method for accounting or those that result in consolidation of the investee) be measured at fair value, with subsequent changes in fair value recognized in net income. The new guidance also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The new guidance should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. ASU 2016-01 will become effective for the Company in fiscal year 2019, with early adoption permitted with certain stipulations. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 — Composition of Certain Balance Sheet Captions

	As of December 31, 2015	As of April 3, 2015
	(In thousands)
Accounts receivable, net:
Billed	$127,304	$120,345
Unbilled	133,731	147,049
Allowance for doubtful accounts	(1,281)	(1,055)

	$259,754	$266,339

Inventories:
Raw materials	$47,492	$42,716
Work in process	28,623	22,957
Finished goods	65,146	62,694

	$141,261	$128,367

Prepaid expenses and other current assets:
Prepaid expenses	$45,690	$40,106
Other	2,666	4,596

	$48,356	$44,702

Satellites, net:
Satellite — WildBlue-1 (estimated useful life of 10 years)	$195,890	$195,890
Capital lease of satellite capacity — Anik F2 (estimated useful life of 10 years)	99,090	99,090
Satellite — ViaSat-1 (estimated useful life of 17 years)	363,204	363,204
Satellites under construction	469,748	328,857

	1,127,932	987,041
Less: accumulated depreciation and amortization	(262,933)	(224,820)

	$864,999	$762,221

Property and equipment, net:
Equipment and software (estimated useful life of 2-7 years)	$554,562	$511,717
CPE leased equipment (estimated useful life of 4-5 years)	255,955	250,281
Furniture and fixtures (estimated useful life of 7 years)	23,924	20,395
Leasehold improvements (estimated useful life of 2-17 years)	70,755	67,723
Building (estimated useful life of 24 years)	8,923	8,923
Land	41,960	1,621
Construction in progress	57,627	17,890

	1,013,706	878,550
Less: accumulated depreciation	(541,218)	(460,528)

	$472,488	$418,022

Other acquired intangible assets, net:
Technology (weighted average useful life of 6 years)	$75,069	$67,403
Contracts and customer relationships (weighted average useful life of 8 years)	99,551	99,556
Satellite co-location rights (weighted average useful life of 9 years)	8,600	8,600
Trade name (weighted average useful life of 3 years)	5,940	5,940
Other (weighted average useful life of 7 years)	8,718	8,722

	197,878	190,221
Less: accumulated amortization	(161,468)	(147,881)

	$36,410	$42,340

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	As of December 31, 2015	As of April 3, 2015
	(In thousands)
Other assets:
Capitalized software costs, net	$150,159	$119,936
Patents, orbital slots and other licenses, net	16,900	16,900
Deferred income taxes	63,647	75,789
Other	33,561	57,183

	$264,267	$269,808

Accrued liabilities:
Collections in excess of revenues and deferred revenues	$66,595	$83,528
Accrued employee compensation	31,734	27,953
Accrued vacation	25,890	25,859
Warranty reserve, current portion	8,118	9,235
Current portion of other long-term debt	270	260
Other	34,224	44,491

	$166,831	$191,326

Other liabilities:
Deferred revenue, long-term portion	$4,811	$4,894
Deferred rent, long-term portion	7,791	8,307
Warranty reserve, long-term portion	3,728	6,310
Deferred income taxes, long-term portion	—	363
Satellite performance incentives obligation, long-term portion	19,678	20,121

	$36,008	$39,995

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

The following tables present the Company’s hierarchy for its assets measured at fair value on a recurring basis as of December 31, 2015 and April 3, 2015:

	Fair Value as of December 31, 2015	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$2,003	$2,003	$—	$—
Foreign currency forward contracts	9	—	9	—

Total assets measured at fair value on a recurring basis	$2,012	$2,003	$9	$—

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Fair Value as of April 3, 2015	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$2,033	$2,033	$—	$—

Total assets measured at fair value on a recurring basis	$2,033	$2,033	$—	$—

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

Long-term debt — The Company’s long-term debt consists of borrowings under its revolving credit facility (the Revolving Credit Facility) and its direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility and, together with the Revolving Credit Facility, the Credit Facilities), as well as $575.0 million in aggregate principal amount of the Company’s 6.875% Senior Notes due 2020 (2020 Notes). The Revolving Credit Facility is reported at the outstanding principal amount of borrowings, while the Ex-Im Credit Facility and 2020 Notes are reported at amortized cost. However, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. As of December 31, 2015 and April 3, 2015, the fair value of the Company’s outstanding long-term debt related to the 2020 Notes was determined using quoted prices in active markets (Level 1) and was $596.6 million and $610.9 million, respectively. The fair value of the Company’s long-term debt related to the Revolving Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate. As of December 31, 2015, the fair value of the Company’s long-term debt related to the Ex-Im Credit Facility was approximately $172.7 million and was determined based on a discounted cash flow analysis using observable market interest rates for instruments with similar terms (Level 2).

Satellite performance incentives obligation — The Company’s contract with the manufacturer of ViaSat-1 requires the Company to make monthly in-orbit satellite performance incentive payments, including interest at 7.0%, over a fifteen-year period from December 2011 to December 2026, subject to the continued satisfactory performance of the satellite. The Company recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite. However, for disclosure purposes, the Company is required to measure the fair value of outstanding satellite performance incentives on a recurring basis. The fair value of the Company’s outstanding satellite performance incentives is estimated to approximate their carrying value based on current rates (Level 2). As of December 31, 2015 and April 3, 2015, the Company’s estimated satellite performance incentives obligation and accrued interest was $22.1 million and $22.4 million, respectively.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4 — Shares Used In Computing Diluted Net Income Per Share

	Three Months Ended		Nine Months Ended
	December 31, 2015	January 2, 2015	December 31, 2015	January 2, 2015
	(In thousands)
Weighted average:
Common shares outstanding used in calculating basic net income per share attributable to ViaSat, Inc. common stockholders	48,712	47,375	48,275	46,920
Options to purchase common stock as determined by application of the treasury stock method	229	426	297	518
Restricted stock units to acquire common stock as determined by application of the treasury stock method	529	503	502	521
Potentially issuable shares in connection with certain terms of the ViaSat 401(k) Profit Sharing Plan and Employee Stock Purchase Plan	160	135	156	138

Shares used in computing diluted net income per share attributable to ViaSat, Inc. common stockholders	49,630	48,439	49,230	48,097

Antidilutive shares relating to stock options excluded from the calculation comprised 871,457 and 722,235 shares for the three and nine months ended December 31, 2015, respectively, and 508,799 and 379,968 shares for the three and nine months ended January 2, 2015, respectively.

Antidilutive shares relating to restricted stock units excluded from the calculation comprised zero and four shares for the three and nine months ended December 31, 2015, respectively, and 385,817 and 128,589 shares for the three and nine months ended January 2, 2015, respectively.

Note 5 — Goodwill and Acquired Intangible Assets

During the first nine months of fiscal year 2016, the Company’s goodwill decreased by $0.1 million, which related to the effects of foreign currency translation recorded within the Company’s government systems and commercial networks segments.

During the first nine months of fiscal year 2016, $7.7 million of the increase in the Company’s other acquired intangible assets related to the acquisition of Engreen, recorded during the first quarter of fiscal year 2016, within the Company’s commercial networks segment. All other amounts recorded related to the acquisition of Engreen were not significant. Other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of two to ten years. Amortization expense related to other acquired intangible assets was $4.3 million and $4.7 million for the three months ended December 31, 2015 and January 2, 2015, respectively, and $13.7 million and $13.3 million for the nine months ended December 31, 2015 and January 2, 2015, respectively.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The expected amortization expense of amortizable acquired intangible assets may change due to the effects of foreign currency fluctuations as a result of international businesses acquired. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 31, 2015	$13,658

Expected for the remainder of fiscal year 2016	$2,781
Expected for fiscal year 2017	9,363
Expected for fiscal year 2018	8,029
Expected for fiscal year 2019	5,516
Expected for fiscal year 2020	4,483
Thereafter	6,238

$36,410

Note 6 — Senior Notes and Other Long-Term Debt

Total long-term debt consisted of the following as of December 31, 2015 and April 3, 2015:

	As of December 31, 2015	As of April 3, 2015
	(In thousands)
Senior Notes
2020 Notes	$575,000	$575,000
Unamortized premium on the 2020 Notes	6,702	7,657

Total senior notes, net of premium	581,702	582,657
Less: current portion of the senior notes	—	—

Total senior notes long-term, net	581,702	582,657

Other Long-Term Debt
Revolving Credit Facility	200,000	210,000
Ex-Im Credit Facility (1)	174,347	20,476
Unamortized discount on the Ex-Im Credit Facility (1)	(19,673)	(7,302)
Other	853	822

Total other long-term debt	355,527	223,996
Less: current portion of other long-term debt	270	260

Other long-term debt, net	355,257	223,736

Total debt	937,229	806,653
Less: current portion	270	260

Long-term debt, net	$936,959	$806,393

(1)	As of December 31, 2015, included in Ex-Im Credit Facility and in Unamortized discount on the Ex-Im Credit Facility was $13.7 million and $12.5 million, respectively, relating to the exposure fees accrued to date expected to be financed under the Ex-Im Credit Facility.

Revolving Credit Facility

As of December 31, 2015, the Revolving Credit Facility provided a $500.0 million revolving line of credit (including up to $150.0 million of letters of credit), with a maturity date of November 26, 2018. Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on the Company’s total leverage ratio. At December 31, 2015, the weighted average effective interest

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

rate on the Company’s outstanding borrowings under the Revolving Credit Facility was 2.35%. The Company has capitalized certain amounts of interest expense on the Revolving Credit Facility in connection with the construction of various assets during the construction period. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of the Company (as defined in the Revolving Credit Facility) and secured by substantially all of the Company’s and any such subsidiaries’ assets. As of December 31, 2015, none of the Company’s subsidiaries guaranteed the Revolving Credit Facility.

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

The Company was in compliance with its financial covenants under the Revolving Credit Facility as of December 31, 2015. At December 31, 2015, the Company had $200.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility and $43.7 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of December 31, 2015 of $256.3 million.

Ex-Im Credit Facility

On March 12, 2015, a foreign subsidiary of the Company entered into the Ex-Im Credit Facility with the Export-Import Bank of the United States. As of December 31, 2015, the Ex-Im Credit Facility provided a $524.9 million senior secured direct loan facility, $467.0 million of which can be used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remainder used to finance the total exposure fees incurred under the Ex-Im Credit Facility of up to $57.9 million (depending on the total amount of financing borrowed under the Ex-Im Credit Facility). Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38% and are required to be repaid in 17 approximately equal semi-annual installments, commencing approximately six months after the in-orbit acceptance date of the ViaSat-2 satellite (or, if earlier, on October 15, 2017), with a maturity date of October 15, 2025. Exposure fees of $6.0 million were incurred in connection with the initial borrowing under the Ex-Im Credit Facility, with the remaining exposure fees payable by the in-orbit acceptance date for ViaSat-2. Exposure fees under the Ex-Im Credit Facility are amortized using the effective interest rate method. The effective interest rate on the Company’s outstanding borrowings under the Ex-Im Credit Facility, which takes into account estimated timing and amount of borrowings, exposure fees, debt issuance costs and other fees, was estimated to be between 4.2% and 4.8% as of December 31, 2015. The Ex-Im Credit Facility is guaranteed by ViaSat and is secured by first-priority liens on the ViaSat-2 satellite and related assets, as well as a pledge of the capital stock of the borrower under the facility.

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

The Company was in compliance with its financial covenants under the Ex-Im Credit Facility as of December 31, 2015. At December 31, 2015, the Company had $160.7 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility and had accrued $13.7 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility. As of December 31, 2015, the undrawn commitment under the Ex-Im Credit Facility was $350.5 million (excluding $13.7 million of accrued completion exposure fees), of which $312.3 million was available to finance ViaSat-2 related costs once incurred. The borrowings under the Ex-Im Credit Facility were issued with a discount of $21.0 million (comprising the initial $6.0 million exposure fee, the completion exposure fees accrued as of December 31, 2015 and other customary fees). The borrowings under the Ex-Im Credit Facility are recorded as long-term debt, net of discount, in the Company’s consolidated financial statements. The discount and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility is amortized to interest expense on an effective interest rate basis over the term of the borrowings under the Ex-Im Credit Facility.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

The 2020 Notes are required to be guaranteed on an unsecured senior basis by each of the Company’s existing and future subsidiaries that guarantees the Revolving Credit Facility. As of December 31, 2015, none of the Company’s subsidiaries guaranteed the 2020 Notes. The 2020 Notes are the Company’s general senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future unsecured unsubordinated debt. The 2020 Notes are effectively junior in right of payment to the Company’s existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2020 Notes, and are senior in right of payment to all of their existing and future subordinated indebtedness.

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

Note 7 — Product Warranty

The Company provides limited warranties on its products for periods of up to five years. The Company records a liability for its warranty obligations when products are shipped or they are included in long-term construction contracts based upon an estimate of expected warranty costs. Amounts expected to be incurred within twelve months are classified as accrued liabilities and amounts expected to be incurred beyond twelve months are classified as other liabilities in the condensed consolidated financial statements. For mature products, the warranty cost estimates are based on historical experience with the particular product. For newer products that do not have a history of warranty costs, the Company bases its estimates on its experience with the technology involved and the types of failures that may occur. It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The following table reflects the change in the Company’s warranty accrual during the nine months ended December 31, 2015 and January 2, 2015:

	Nine Months Ended
	December 31, 2015	January 2, 2015
	(In thousands)
Balance, beginning of period	$15,545	$17,023
Change in liability for warranties issued in period	2,664	4,512
Settlements made (in cash or in kind) during the period	(6,363)	(5,559)

Balance, end of period	$11,846	$15,976

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

The Company has contracts with various U.S. government agencies. Accordingly, the Company is routinely subject to audit and review by the DCMA, the DCAA and other U.S. government agencies of its performance on government contracts, indirect rates and pricing practices, accounting and management internal control business systems, and compliance with applicable contracting and procurement laws, regulations and standards. An adverse outcome to a review or audit or other failure to comply with applicable contracting and procurement laws, regulations and standards could result in material civil and criminal penalties and administrative sanctions being imposed on the Company, which may include termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, significant customer refunds, fines and suspension, or a prohibition on doing business with U.S. government agencies. In addition, if the Company fails to obtain an “adequate” determination of its various accounting and management internal control business systems from applicable U.S. government agencies or if allegations of impropriety are made against it, the Company could suffer serious harm to its business or its reputation, including its ability to bid on new contracts or receive contract renewals and its competitive position in the bidding process. The Company’s incurred cost audits by the DCAA have not been concluded for fiscal year 2015. As of December 31, 2015, the DCAA had completed its incurred cost audit for fiscal year 2004 and approved the Company’s incurred cost claims for fiscal years 2005 through 2014 without further audit. Although the Company has recorded contract revenues subsequent to fiscal year 2014 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of December 31, 2015 and April 3, 2015, the Company had $2.9 million and $4.3 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on several multi-year U.S. government cost reimbursable contracts. This reserve is classified as either an element of accrued liabilities or as a reduction of unbilled accounts receivable based on status of the related contracts.

Certain Matters Resolved During Fiscal Year 2015

In September 2014, the Company entered into a settlement agreement (the Settlement Agreement) with Space Systems/Loral, Inc. (SS/L) and its former parent company Loral Space & Communications, Inc. (Loral), pursuant to which SS/L and Loral are required to pay the Company a total of $108.7 million, inclusive of interest, over a two and a half year period from the date of settlement. In exchange, the Company dismissed both lawsuits against SS/L and Loral. The parties further agreed not to sue each other with respect to the patents and intellectual property that were the subject of the lawsuits and, for a period of two years, not to sue each other or each other’s customers for any intellectual property claims.

The Company accounted for the amounts payable by SS/L and Loral under the Settlement Agreement as a multiple-element arrangement and allocated the total consideration to the identifiable elements based upon their fair value. The consideration assigned to each element was as follows:

(In thousands)
Implied license	$85,132
Other damages	18,714
Interest income	4,866

$108,712

During the three and nine months ended December 31, 2015, the Company recorded $6.9 million and $20.6 million with respect to amounts realized under the Settlement Agreement, of which $6.4 million and $18.8 million were recognized as product revenues in the Company’s satellite services segment and $0.5 million and $1.8 million were recognized as interest income in the condensed consolidated financial statements, respectively. During the three months ended January 2, 2015, the Company recorded $6.9 million with respect to amounts realized under the Settlement Agreement, of which $6.0 million was recognized as product revenues in the Company’s satellite services segment and $0.9 million was recognized as interest income in the condensed consolidated financial statements. During the nine months ended January 2, 2015, the Company recorded $46.9 million with respect to amounts realized under the Settlement Agreement, of which $27.0 million was recognized as product revenues in the Company’s satellite services

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

segment, $18.7 million was recognized as a reduction to SG&A expenses in the Company’s satellite services segment, and $1.2 million was recognized as interest income in the condensed consolidated financial statements. The remaining payments under the Settlement Agreement will be recognized in future periods when realized, and will be recorded as product revenues in the satellite services segment and interest income.

Note 9 — Income Taxes

The Company currently estimates its annual effective income tax rate to be approximately 10.3% for fiscal year 2016. The estimated effective tax rate is different from the expected statutory rate primarily due to federal research and development tax credits recorded as a result of the Protecting Americans from Tax Hikes (PATH) Act of 2015 enacted on December 18, 2015, which extended the research and development credit permanently, retroactive to January 2015. In the first two quarters of fiscal year 2016, the Company’s estimated annual effective income tax rate did not include the effect of the extension of the research and development tax credit, which resulted in an adjustment of approximately $4.3 million in tax benefits in the third quarter of fiscal year 2016. Also as a result of the extension of the research and development tax credit, approximately $2.1 million of research and development credit generated in the fourth quarter of fiscal year 2015 was recognized as a discrete tax benefit in the third quarter of fiscal year 2016.

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

For the three and nine months ended December 31, 2015, the Company’s gross unrecognized tax benefits increased by $1.2 million and $1.9 million, respectively. In the next twelve months it is reasonably possible that the amount of unrecognized tax benefits will not change significantly.

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

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Amounts assigned to identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives and are as follows:

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

Note 11 — Segment Information

The Company’s reporting segments, comprised of the satellite services, commercial networks and government systems segments, are primarily distinguished by the type of customer and the related contractual requirements. The Company’s satellite services segment provides satellite-based broadband services to consumers, enterprises and mobile broadband customers primarily in the United States. The Company’s commercial networks segment develops advanced end-to-end satellite and wireless communication systems, ground networking equipment and products, some of which are ultimately used by the Company’s satellite services segment. The Company’s government systems segment develops and produces network-centric, internet protocol (IP)-based fixed and mobile secure government communications systems, network management systems, products, services and solutions and provides global mobile broadband service and product offerings. The more regulated government environment is subject to unique contractual requirements and possesses economic characteristics which differ from the satellite services and commercial networks segments. The Company’s segments are determined consistent with the way management currently organizes and evaluates financial information internally for making operating decisions and assessing performance.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Segment revenues and operating profits (losses) for the three and nine months ended December 31, 2015 and January 2, 2015 were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2015	January 2, 2015	December 31, 2015	January 2, 2015
	(In thousands)
Revenues:
Satellite services
Product (1)	$6,453	$6,149	$19,105	$27,468
Service	134,751	117,683	394,700	342,015

Total	141,204	123,832	413,805	369,483
Commercial networks
Product	49,617	79,832	173,111	251,533
Service	5,809	4,178	15,440	11,564

Total	55,426	84,010	188,551	263,097
Government systems
Product	100,220	88,318	296,082	257,351
Service	50,909	43,393	147,029	127,851

Total	151,129	131,711	443,111	385,202
Elimination of intersegment revenues	—	—	—	—

Total revenues	$347,759	$339,553	$1,045,467	$1,017,782

Operating profits (losses):
Satellite services (2)	$21,772	$10,421	$59,849	$47,823
Commercial networks	(29,889)	(7,558)	(70,928)	(20,801)
Government systems	22,763	19,966	58,362	49,781
Elimination of intersegment operating profits	—	—	—	—

Segment operating profit before corporate and amortization of acquired intangible assets	14,646	22,829	47,283	76,803
Corporate	—	—	—	—
Amortization of acquired intangible assets	(4,261)	(4,651)	(13,658)	(13,338)

Income from operations	$10,385	$18,178	$33,625	$63,465

(1)	Product revenues in the satellite services segment for the three and nine months ended December 31, 2015 included $6.4 million and $18.8 million, respectively, and for the three and nine months ended January 2, 2015 included $6.0 million and $27.0 million, respectively, relating to amounts realized under the Settlement Agreement. See Note 8.
(2)	Operating profits for the satellite services segment for the three and nine months ended December 31, 2015 included $6.4 million and $18.8 million, respectively, and for the three and nine months ended January 2, 2015 included $6.0 million and $45.7 million, respectively, relating to amounts realized under the Settlement Agreement. See Note 8.

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Assets identifiable to segments include: accounts receivable, unbilled accounts receivable, inventory, acquired intangible assets and goodwill. The Company’s property and equipment, including its satellites, earth stations and other networking equipment, are assigned to corporate assets as they are available for use by the various segments throughout their estimated useful lives. Segment assets as of December 31, 2015 and April 3, 2015 were as follows:

	As of December 31, 2015	As of April 3, 2015
	(In thousands)
Segment assets:
Satellite services	$59,419	$63,790
Commercial networks	204,989	217,268
Government systems	289,588	273,313

Total segment assets	553,996	554,371
Corporate assets	1,782,062	1,604,007

Total assets	$2,336,058	$2,158,378

Other acquired intangible assets, net and goodwill included in segment assets as of December 31, 2015 and April 3, 2015 were as follows:

	Other Acquired Intangible Assets, Net		Goodwill
	As of December 31, 2015	As of April 3, 2015	As of December 31, 2015	As of April 3, 2015
	(In thousands)
Satellite services	$9,855	$17,873	$9,809	$9,809
Commercial networks	7,193	1,443	43,937	43,994
Government systems	19,362	23,024	63,440	63,438

Total	$36,410	$42,340	$117,186	$117,241

Amortization of acquired intangible assets by segment for the three and nine months ended December 31, 2015 and January 2, 2015 was as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2015	January 2, 2015	December 31, 2015	January 2, 2015
	(In thousands)
Satellite services	$2,488	$2,765	$8,018	$8,295
Commercial networks	706	369	1,957	1,084
Government systems	1,067	1,517	3,683	3,959

Total amortization of acquired intangible assets	$4,261	$4,651	$13,658	$13,338

Note 12 — Subsequent Event

In January 2016, the Company entered into an additional launch services agreement with a third party for one satellite for approximately $115.0 million.

In February 2016, the Company also entered into a framework and subscription agreement (the Framework Agreement) with Eutelsat S.A. (together with its affiliates, Eutelsat), pursuant to which the Company and Eutelsat have agreed to enter into a strategic partnering arrangement to own and operate satellite broadband infrastructure and equipment and provide broadband services and products in the European region. Under the Framework Agreement, Eutelsat will contribute and transfer to a newly formed subsidiary of Eutelsat assets relating to Eutelsat’s existing wholesale satellite broadband business (including its KA-SAT

VIASAT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

satellite), the Company will purchase 49% of the issued and outstanding shares of the entity from Eutelsat for approximately €132.5 million and Eutelsat will purchase 49% of the issued and outstanding shares of a second newly formed subsidiary of ViaSat (which under the partnering arrangement will provide retail satellite-based broadband internet services in the European region) for an immaterial amount. Also at the closing, the Company and Eutelsat will enter into shareholders’ agreements with respect to the ownership, management and operation of the two entities. The closing of the transactions under the Framework Agreement is subject to customary conditions, including the receipt of required regulatory approvals and third-party consents. The Company currently anticipates that the closing will occur in the first quarter of fiscal year 2017. The Company intends to finance the purchase price for the 49% interest in the Eutelsat subsidiary using borrowings under the Revolving Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future economic conditions and performance; the development, customer acceptance and anticipated performance of technologies, products or services; satellite construction and launch activities; the performance and anticipated benefits of our ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; the expected capacity, service, coverage, service speeds and other features of our satellites, and the timing, cost, economics and other benefits associated therewith; anticipated subscriber growth; our proposed strategic partnering arrangement with Eutelsat S.A. (together with its affiliates, Eutelsat) and the timing, costs, economics and other benefits associated therewith; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Factors that could cause actual results to differ include: our ability to realize the anticipated benefits of the ViaSat-2 and ViaSat-3 class satellites and any future satellite we may construct or acquire; unexpected expenses related to our satellite projects; our ability to consummate our proposed strategic partnering arrangement with Eutelsat and to realize the anticipated benefits of the strategic partnering arrangement; our ability to successfully implement our business plan for our broadband services on our anticipated timeline or at all; risks associated with the construction, launch and operation of satellites, including the effect of any anomaly, operational failure or degradation in satellite performance; our ability to successfully develop, introduce and sell new technologies, products and services; negative audits by the U.S. government; changes in the global business environment and economic conditions; delays in approving U.S. government budgets and cuts in government defense expenditures; our reliance on U.S. government contracts, and on a small number of contracts which account for a significant percentage of our revenues; reduced demand for products and services as a result of continued constraints on capital spending by customers; changes in relationships with, or the financial condition of, key customers or suppliers; our reliance on a limited number of third-parties to manufacture and supply our products; increased competition and other factors affecting the communications and defense industries generally; the effect of adverse regulatory changes on our ability to sell products and services; our level of indebtedness and ability to comply with applicable debt covenants; our involvement in litigation, including intellectual property claims and litigation to protect our proprietary technology; our dependence on a limited number of key employees; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 3, 2015, under the heading “Risk Factors” in Part II, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

During the first quarter of fiscal year 2016, we completed the acquisition of Engreen Inc. (Engreen), a privately held company focused on network function virtualization, for approximately $5.3 million (of which $1.0 million has been withheld as security for any indemnifiable damages), recorded within our commercial networks segment. During the first quarter of fiscal year 2015, we completed the acquisition of NetNearU Corp. (NetNearU), a privately held company that has developed a comprehensive network management system for Wi-Fi and other internet access networks, for approximately $60.2 million, recorded within our government systems segment.

We conduct our business through three segments: satellite services, commercial networks and government systems.

Satellite Services

Our satellite services segment provides satellite-based broadband services to consumers, enterprises and mobile broadband customers primarily in the United States. Our Exede® broadband services offer high-quality, high-speed broadband internet access across the contiguous United States. Our satellite services business also provides a platform for the provision of network management services to domestic and international satellite service providers. In May 2013, we entered into a satellite construction contract for ViaSat-2, our second high-capacity Ka-band satellite.

The primary services offered by our satellite services segment are comprised of:

•	Retail and wholesale broadband services offered to consumers and businesses under the Exede and WildBlue® brands, which provide two-way satellite-based broadband internet access and Voice over Internet Protocol (VoIP). As of December 31, 2015, we provided broadband services to approximately 687,000 subscribers.

•	Enterprise broadband services, which include in-flight internet services (including our flagship Exede In The Air service), live on-line event streaming, oil and natural gas data gathering services and high definition satellite news gathering. As of December 31, 2015, 446 commercial aircraft were in service utilizing our Exede in-flight internet service.

•	Mobile broadband services, which provide global network management and high-speed internet connectivity services for customers using airborne, maritime and ground-mobile satellite systems.

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

Commercial Networks

Our commercial networks segment develops and produces a variety of advanced end-to-end satellite and wireless communication systems, ground networking equipment and products. We design and build customized satellite communication systems capable of serving a variety of markets and applications. In addition, we offer an array of ground networking equipment and products, including customer premise equipment (CPE), satellite modems, antenna technologies, earth stations and satellite networking hubs. Our communication systems, networking equipment and products are generally developed through a combination of customer and discretionary internal research and development funding, and are either sold to our commercial networks customers or utilized to provide services through our satellite services segment.

Our communication systems, ground networking equipment and products cater to a wide range of domestic and international commercial customers and include:

•	Fixed satellite networks, including next-generation satellite network infrastructure and ground terminals to access Ka-band broadband services on high-capacity satellites.

•	Mobile broadband satellite communication systems, designed for use in aircraft, high-speed trains and seagoing vessels.

•	Antenna systems for terrestrial and satellite applications, specializing in geospatial imagery, mobile satellite communication, Ka-band earth stations and other multi-band antennas.

•	Satellite networking development programs, including specialized design and technology services covering all aspects of satellite communication system architecture and technology.

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

Our products in our commercial networks and government systems segments are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts (which require us to provide products and services under a contract at a specified price) comprised approximately 90% of our total revenues for these segments for the three months ended December 31, 2015 and January 2, 2015, and 89% of our total revenues for these segments for the nine months ended December 31, 2015 and January 2, 2015. The remainder of our revenue in these segments for such periods was derived from cost-reimbursement contracts (under which we are reimbursed for all actual costs incurred in performing the contract to the extent such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit) and from time-and-materials contracts (which reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials utilized in providing such products or services).

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

Historically, a significant portion of our revenues has been derived from customer contracts that include the research and development of products. The research and development efforts are conducted in direct response to the customer’s specific requirements and, accordingly, expenditures related to such efforts are included in cost of sales when incurred and the related funding (which includes a profit component) is included in revenues. Revenues for our funded research and development from our customer contracts were approximately 21% and 22% of our total revenues in the three months ended December 31, 2015 and January 2, 2015, respectively. Revenues for our funded research and development from our customer contracts were approximately 20% and 24% of our total revenues in the nine months ended December 31, 2015 and January 2, 2015, respectively.

We also incur independent research and development (IR&D) expenses, which are not directly funded by a third-party. IR&D expenses consist primarily of salaries and other personnel-related expenses, supplies, prototype materials, testing and certification related to research and development projects. IR&D expenses were approximately 6% and 4% of total revenues during the three months ended December 31, 2015 and January 2, 2015, respectively, and approximately 5% and 3% of total revenues during the nine months ended December 31, 2015 and January 2, 2015, respectively. As a government contractor, we are able to recover a portion of our IR&D expenses pursuant to our government contracts.

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

The percentage-of-completion method of accounting requires management to estimate the profit margin for each individual contract and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires management to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require management to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs and manufacturing efficiency. These contracts often include purchase options for additional quantities and customer change orders for additional or revised product functionality. Purchase options and change orders are accounted for either as an integral part of the original contract or separately depending upon the nature and value of the item. For contract claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. During the three months ended December 31, 2015 and January 2, 2015, we recorded losses of approximately $0.4 million and $0.3 million, respectively, related to loss contracts. During the nine months ended December 31, 2015 and January 2, 2015, we recorded losses of approximately $2.1 million and $0.4 million, respectively, related to loss contracts.

Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and future cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. We believe we have established appropriate systems and processes to enable us to reasonably estimate future costs on our programs through regular evaluations of contract costs, scheduling and technical matters by business unit personnel and management. Historically, in the aggregate, we have not experienced significant deviations in actual costs from estimated program costs, and when deviations that result in significant adjustments arise, we disclose the related impact in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, these estimates require significant management judgment, and a significant change in future cost estimates on one or more programs could have a material effect on our results of operations. A one percent variance in our future cost estimates on open fixed-price contracts as of December 31, 2015 would change our income before income taxes by approximately $0.5 million.

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

In accordance with the authoritative guidance for revenue recognition for multiple element arrangements, the Accounting Standards Update (ASU) 2009-13 (ASU 2009-13), Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements, which updates ASC 605-25, Revenue Recognition-Multiple element arrangements, of the Financial Accounting Standards Board (FASB) codification, for substantially all of the arrangements with multiple deliverables, we allocate revenue to each element based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: vendor specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE are available (a description as to how we determine VSOE, TPE and ESP is provided below). If a tangible hardware systems product includes software, we determine whether the tangible hardware systems product and the software work together to deliver the product’s essential functionality and, if so, the entire product is treated as a nonsoftware deliverable. The total arrangement consideration is allocated to each separate unit of accounting for each of the nonsoftware deliverables using the relative selling prices of each unit based on the aforementioned selling price hierarchy. Revenue for each separate unit of accounting is recognized when the applicable revenue recognition criteria for each element have been met.

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

Property, equipment and satellites

Satellites and other property and equipment are recorded at cost or in the case of certain satellites and other property acquired, the fair value at the date of acquisition, net of accumulated depreciation. Capitalized satellite costs consist primarily of the costs of satellite construction and launch, including launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentives expected to be payable to the satellite manufacturers (dependent on the continued satisfactory performance of the satellites), costs directly associated with the monitoring and support of satellite construction, and interest costs incurred during the period of satellite construction. We also construct earth stations, network operations systems and other assets to support our satellites, and those construction costs, including interest, are capitalized as incurred. At the time satellites are placed in service, we estimate the useful life of our satellites for depreciation purposes based upon an analysis of each satellite’s performance against the original manufacturer’s orbital design life, estimated fuel levels and related consumption rates, as well as historical satellite operating trends.

We own two satellites: ViaSat-1 (our first-generation high-capacity Ka-band spot-beam satellite, which was placed into service in January 2012) and WildBlue-1 (which was placed into service in March 2007). In May 2013, we entered into a satellite construction contract for ViaSat-2, our second-generation high-capacity Ka-band satellite. In addition, we have an exclusive prepaid lifetime capital lease of Ka-band capacity over the contiguous United States on Telesat Canada’s Anik F2 satellite (which was placed into service in April 2005) and own related earth stations and networking equipment for all of our satellites. Property and equipment also includes the indoor and outdoor customer premise equipment (CPE) units leased to subscribers under a retail leasing program as part of our satellite services segment.

Impairment of long-lived and other long-term assets (property, equipment and satellites, and other assets, including goodwill)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and satellites and other assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We periodically review the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. No material impairments were recorded by us for the three and nine months ended December 31, 2015 and January 2, 2015.

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

Income taxes and valuation allowance on deferred tax assets

Management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance on a quarterly basis to determine if the weight of available evidence suggests that an additional valuation allowance is needed. In accordance with the authoritative guidance for income taxes (ASC 740), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event that our estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established which would cause a decrease to income in the period such determination is made. Our valuation allowance against deferred tax assets increased from $15.6 million at April 3, 2015 to $16.3 million at December 31, 2015. The valuation allowance primarily relates to state net operating loss carryforwards and research and development tax credit carryforwards available to reduce state income taxes.

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

Results of Operations

The following table presents, as a percentage of total revenues, income statement data for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31, 2015	January 2, 2015	December 31, 2015	January 2, 2015
Revenues:	100.0%	100.0%	100.0%	100.0%
Product revenues	44.9	51.3	46.7	52.7
Service revenues	55.1	48.7	53.3	47.3
Operating expenses:
Cost of product revenues	32.7	36.4	34.0	37.6
Cost of service revenues	35.6	32.5	35.0	32.5
Selling, general and administrative	22.0	20.8	21.1	19.1
Independent research and development	5.5	3.5	5.3	3.3
Amortization of acquired intangible assets	1.2	1.4	1.3	1.3

Income from operations	3.0	5.4	3.2	6.2
Interest expense, net	(1.6)	(2.0)	(1.7)	(2.3)

Income before income taxes	1.4	3.4	1.5	3.9
(Benefit from) provision for income taxes	(1.5)	(1.0)	(0.1)	0.7

Net income	2.9	4.4	1.7	3.2
Net income attributable to ViaSat, Inc.	2.8	4.4	1.7	3.2

Three Months Ended December 31, 2015 vs. Three Months Ended January 2, 2015

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2015	January 2, 2015
Product revenues	$156.3	$174.3	$(18.0)	(10.3)%
Service revenues	191.5	165.3	26.2	15.9%

Total revenues	$347.8	$339.6	$8.2	2.4%

Our total revenues increased by $8.2 million as a result of a $26.2 million increase in service revenues, partially offset by a $18.0 million decrease in product revenues. The service revenue increase was driven primarily by increases of $17.1 million in our satellite services segment and $7.5 million in our government systems segment. The product revenue decrease was driven by a decrease of $30.2 million in our commercial networks segment, partially offset by an increase of $11.9 million in our government systems segment.

Cost of revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2015	January 2, 2015
Cost of product revenues	$113.8	$123.7	$(9.9)	(8.0)%
Cost of service revenues	123.8	110.2	13.5	12.3%

Total cost of revenues	$237.6	$233.9	$3.7	1.6%

Cost of revenues increased by $3.7 million due to a $13.5 million increase in cost of service revenues, partially offset by a decrease in cost of product revenues of $9.9 million. The cost of service revenues increase was primarily due to increased service revenues, which generated a $17.5 million increase in cost of service revenues on a constant margin basis. This increase mainly related to our Exede broadband services and in-flight internet services in our satellite services segment, partially offset by improved margins from our Exede broadband services resulting from the higher number of Exede subscribers compared to the prior year period and resultant scale in revenues, as well as higher value service plan offerings compared to the prior year period. The cost of product revenues decrease was primarily due to decreased revenues, causing a $12.8 million decrease in cost of product revenues on a constant margin basis. This cost of product revenues decrease mainly related to our fixed satellite networks (driven by consumer broadband products) and our antenna systems products in our commercial networks segment.

Selling, general and administrative expenses

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2015	January 2, 2015
Selling, general and administrative	$76.4	$71.0	$5.4	7.6%

The $5.4 million increase in SG&A expenses was attributable to higher support costs of $7.4 million primarily relating to our commercial networks segment and satellite services segment. This increase was partially offset by lower selling costs primarily in our satellite services segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2015	January 2, 2015
Independent research and development	$19.2	$11.9	$7.3	61.8%

The $7.3 million increase in IR&D expenses was primarily the result of increased IR&D efforts in our commercial networks segment of $9.0 million (primarily related to research increases in next-generation satellite payload technologies, next-generation consumer broadband and mobile broadband satellite communication systems), partially offset by a decrease in our government systems segment of $1.8 million primarily due to a decrease in development of next-generation dual-band mobility solutions.

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The $0.4 million decrease in amortization of acquired intangible assets in the third quarter of fiscal year 2016 compared to the prior year period was the result of certain acquired contract and customer relationship intangibles in our satellite services segment becoming fully amortized over the preceding twelve months. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 31, 2015	$13,658

Expected for the remainder of fiscal year 2016	$2,781
Expected for fiscal year 2017	9,363
Expected for fiscal year 2018	8,029
Expected for fiscal year 2019	5,516
Expected for fiscal year 2020	4,483
Thereafter	6,238

$36,410

Interest income

The $0.3 million decrease in interest income in the three months ended December 31, 2015 compared to the prior year period was primarily due to the decrease in the amount of payments under the Settlement Agreement recognized as interest income in the current year period.

Interest expense

The $1.6 million decrease in interest expense in the three months ended December 31, 2015 compared to the prior year period was primarily due to an increase of $3.6 million in the amount of interest capitalized during the third quarter of fiscal year 2016 compared to the same period last fiscal year. This decrease was partially offset by increased interest expense due to the overall higher amount of outstanding borrowings during the three months ended December 31, 2015 compared to the prior year period. Capitalized interest expense during the three months ended December 31, 2015 and January 2, 2015 related to the construction of ViaSat-2 and other assets.

Benefit from income taxes

We currently estimate our annual effective income tax rate to be approximately 10.3% for fiscal year 2016. For the three months ended December 31, 2015 and January 2, 2015, we recorded an income tax benefit of $5.1 million and $3.4 million, respectively. The income tax benefit for the three months ended December 31, 2015 was greater than the income tax benefit for the three months ended January 2, 2015, due primarily to lower pre-tax earnings during the three months ended December 31, 2015 compared to the three months ended January 2, 2015. The Protecting Americans from Tax Hikes (PATH) Act of 2015 enacted on December 18, 2015 extended the research and development credit permanently, retroactive to January 2015. In the first two quarters of fiscal year 2016, our estimated annual effective income tax rate did not include the effect of the extension of the research and development tax credit, which resulted in an adjustment of approximately $4.3 million in tax benefits in the third quarter of fiscal year 2016. Also as a result of the extension of the research and development tax credit, approximately $2.1 million of research and development credit generated in the fourth quarter of fiscal year 2015 was recognized as a discrete tax benefit in the third quarter of fiscal year 2016.

Segment Results for the Three Months Ended December 31, 2015 vs. Three Months Ended January 2, 2015

Satellite services segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2015	January 2, 2015
Segment product revenues	$6.5	$6.1	$0.3	4.9%
Segment service revenues	134.8	117.7	17.1	14.5%

Total revenues	$141.2	$123.8	$17.4	14.0%

Our satellite services segment revenues grew by $17.4 million primarily as a result of a $17.1 million increase in service revenues. The increase in service revenues was primarily driven by an increase in the number of our Exede broadband subscribers compared to the prior year period, as well as higher average revenue per subscriber. Total subscribers grew from approximately 675,000 at January 2, 2015 to approximately 687,000 at December 31, 2015. The service revenue increase also reflected expansion of our in-flight internet services compared to the prior year period, with 446 aircraft in-service as of December 31, 2015.

Segment operating profit

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2015	January 2, 2015
Segment operating profit	$21.8	$10.4	$11.4	108.9%
Percentage of segment revenues	15.4%	8.4%

The increase in our satellite services segment operating profit reflected higher earnings contributions of $10.4 million primarily due to the increase in service revenues.

Commercial networks segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2015	January 2, 2015
Segment product revenues	$49.6	$79.8	$(30.2)	(37.8)%
Segment service revenues	5.8	4.2	1.6	39.0%

Total revenues	$55.4	$84.0	$(28.6)	(34.0)%

Our commercial networks segment revenues decreased by $28.6 million, primarily due to a $30.2 million decrease in product revenues. Of this product revenue decrease, $17.1 million related to fixed satellite networks (reflecting the nearing of completion of our Australian Ka-band infrastructure project and lower terminal sales of consumer broadband products, partially offset by increased revenues from our next-generation Ka-band system contract in Canada). In addition, our antenna systems products revenues decreased $7.2 million, as certain programs move closer to completion, and mobile broadband satellite communication systems products revenues decreased $4.6 million.

Segment operating loss

	Three Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	December 31, 2015	January 2, 2015
Segment operating loss	$(29.9)	$(7.6)	$(22.3)	(295.5)%
Percentage of segment revenues	(53.9)%	(9.0)%

The $22.3 million increase in our commercial networks segment operating loss was driven primarily by a $9.0 million increase in IR&D expenses (primarily due to an increase in IR&D efforts relating to next-generation satellite payload technologies, next-generation consumer broadband and mobile broadband satellite communication systems) and lower earnings contributions of $8.6 million primarily due to the decrease in product revenues. Additionally there was an increase of $4.7 million in support, selling and new business proposal costs.

Government systems segment

Revenues

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2015	January 2, 2015
Segment product revenues	$100.2	$88.3	$11.9	13.5%
Segment service revenues	50.9	43.4	7.5	17.3%

Total revenues	$151.1	$131.7	$19.4	14.7%

Our government systems segment revenues increased by $19.4 million, due to a $11.9 million increase in product revenues and a $7.5 million increase in service revenues. The product revenue increase was primarily due to a $14.4 million revenue increase in government satellite communication systems (mainly attributable to global mobile broadband and command and control situational awareness) and a $5.1 million revenue increase in tactical data link products. This product revenue increase was partially offset by an $8.4 million decrease in information assurance products revenues. Of the service revenue increase, $3.1 million related to our network management services for Wi-Fi and other internet access networks, $2.0 million related to our information assurance services and $1.6 million related to our government satellite communication systems services.

Segment operating profit

	Three Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2015	January 2, 2015
Segment operating profit	$22.8	$20.0	$2.8	14.0%
Percentage of segment revenues	15.1%	15.2%

The $2.8 million increase in our government systems segment operating profit primarily reflected higher earnings contributions of $2.7 million due to the increase in revenues.

Nine Months Ended December 31, 2015 vs. Nine Months Ended January 2, 2015

Revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2015	January 2, 2015
Product revenues	$488.3	$536.4	$(48.1)	(9.0)%
Service revenues	557.2	481.4	75.7	15.7%

Total revenues	$1,045.5	$1,017.8	$27.7	2.7%

Our total revenues grew by $27.7 million as a result of a $75.7 million increase in service revenues, partially offset by a $48.1 million decrease in product revenues. The service revenue increase was driven by an increase of $52.7 million in our satellite services segment, $19.2 million in our government systems segment and $3.9 million in our commercial networks segment. The product revenue decrease was comprised of decreases of $78.4 million in our commercial networks segment and $8.4 million in our satellite services segment (mainly related to the Settlement Agreement, which we entered into during the second quarter of fiscal year 2015), offset by an increase of $38.7 million in our government systems segment.

Cost of revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2015	January 2, 2015
Cost of product revenues	$355.8	$382.8	$(26.9)	(7.0)%
Cost of service revenues	366.0	330.6	35.4	10.7%

Total cost of revenues	$721.8	$713.3	$8.5	1.2%

Cost of revenues increased by $8.5 million due to a $35.4 million increase in cost of service revenues, offset by a decrease in cost of product revenues of $26.9 million. The cost of service revenues increase was primarily due to increased service revenues, which generated a $52.0 million increase in cost of service revenues on a constant margin basis. This increase mainly related to our Exede broadband services and in-flight internet services in our satellite services segment and the addition of our network management services for Wi-Fi and other internet access networks (relating to NetNearU) in June 2014 in our government systems segment. This increase was partially offset by improved margins from our Exede broadband services resulting from the higher number of Exede subscribers compared to the prior year period and resultant scale in revenues, as well as higher value service plan offerings. The cost of product revenues decrease was primarily due to decreased revenues, causing a $30.0 million decrease in cost of product revenues on a constant margin basis, prior to the effects of product revenues related to the implied license under the Settlement Agreement. This cost of product revenues decrease mainly related to our fixed satellite networks (driven by consumer broadband products) and our antenna systems products in our commercial networks segment.

Selling, general and administrative expenses

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2015	January 2, 2015
Selling, general and administrative	$220.8	$194.5	$26.3	13.5%

The $26.3 million increase in SG&A expenses was primarily attributable to higher support costs of $28.0 million mainly related to the recognition of $18.7 million of payments made under the Settlement Agreement as a reduction to SG&A expenses in our satellite services segment during the second quarter of fiscal year 2015 and to an increase in support costs of $9.0 million in our commercial networks segment. This increase was partially offset by lower new business proposal costs of $1.6 million mainly in our government systems segment. SG&A expenses consisted primarily of personnel costs and expenses for business development, marketing and sales, bid and proposal, facilities, finance, contract administration and general management.

Independent research and development

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2015	January 2, 2015
Independent research and development	$55.6	$33.2	$22.4	67.5%

The $22.4 million increase in IR&D expenses was primarily the result of increased IR&D efforts in our commercial networks segment of $24.2 million (primarily related to research increases in next-generation consumer broadband, mobile broadband satellite communication systems and next-generation satellite payload technologies).

Amortization of acquired intangible assets

We amortize our acquired intangible assets from prior acquisitions over their estimated useful lives, which range from two to ten years. The $0.3 million increase in amortization of acquired intangible assets in the first nine months of fiscal year 2016 compared to the prior year period was primarily the result of our acquisition of NetNearU in June 2014. Current and expected amortization expense for acquired intangible assets for each of the following periods is as follows:

Amortization
(In thousands)
For the nine months ended December 31, 2015	$13,658

Expected for the remainder of fiscal year 2016	$2,781
Expected for fiscal year 2017	9,363
Expected for fiscal year 2018	8,029
Expected for fiscal year 2019	5,516
Expected for fiscal year 2020	4,483
Thereafter	6,238

$36,410

Interest income

The $0.6 million increase in interest income in the nine months ended December 31, 2015 compared to the prior year period was primarily due to an increase in the amount of payments under the Settlement Agreement recognized as interest income.

Interest expense

The $5.3 million decrease in interest expense in the nine months ended December 31, 2015 compared to the prior year period was due primarily to an increase of $10.1 million in the amount of interest capitalized during the first nine months of fiscal year 2016 compared to the same period last fiscal year. This decrease was partially offset by increased interest expense due to the overall higher amount of outstanding borrowings during the nine months ended December 31, 2015 compared to the prior year period. Capitalized interest expense during the nine months ended December 31, 2015 and January 2, 2015 related to the construction of ViaSat-2 and other assets.

(Benefit from) provision for income taxes

We currently estimate our annual effective income tax rate to be approximately 10.3% for fiscal year 2016. For the nine months ended December 31, 2015, we recorded an income tax benefit of $1.3 million. For the nine months ended January 2, 2015, we recorded income tax expense of $7.6 million. The decrease in income tax was the result of lower pre-tax earnings during the nine months ended December 31, 2015 compared to the nine months ended January 2, 2015. The PATH Act of 2015 enacted on December 18, 2015 extended the research and development credit permanently, retroactive to January 2015. In the first two quarters of fiscal year 2016, our estimated annual effective income tax rate did not include the effect of the extension of the research and development tax credit, which resulted in an adjustment of approximately $4.3 million in tax benefits in the third quarter of fiscal year 2016. Also as a result of the extension of the research and development tax credit, approximately $2.1 million of research and development credit generated in the fourth quarter of fiscal year 2015 was recognized as a discrete tax benefit in the third quarter of fiscal year 2016.

Segment Results for the Nine Months Ended December 31, 2015 vs. Nine Months Ended January 2, 2015

Satellite services segment

Revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2015	January 2, 2015
Segment product revenues	$19.1	$27.5	$(8.4)	(30.4)%
Segment service revenues	394.7	342.0	52.7	15.4%

Total revenues	$413.8	$369.5	$44.3	12.0%

Our satellite services segment revenues grew by $44.3 million as a result of a $52.7 million increase in service revenues, offset by an $8.4 million decrease in product revenues. The increase in service revenues was primarily driven by an increase in the number of our Exede broadband subscribers compared to the prior year period, as well as higher average revenue per subscriber. Total subscribers grew from approximately 675,000 at January 2, 2015 to approximately 687,000 at December 31, 2015. The service revenue increase also reflected expansion of our in-flight internet services compared to the prior year period, with 446 aircraft in service as of December 31, 2015. The change in product revenues mainly related to the amounts recorded under the Settlement Agreement, which we entered into during the second quarter of fiscal year 2015.

Segment operating profit

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2015	January 2, 2015
Segment operating profit	$59.8	$47.8	$12.0	25.1%
Percentage of segment revenues	14.5%	12.9%

The $12.0 million increase in operating profit for our satellite services segment reflected higher earnings contributions of $26.2 million in the current year period and the recognition of $18.7 million of payments made under the Settlement Agreement as a reduction to SG&A expenses during the second quarter of fiscal year 2015. Continued growth in the size of our Exede broadband services subscriber base compared to the prior year period resulted in increased service revenues and improved margins. We have also experienced positive contributions from our in-flight internet service.

Commercial networks segment

Revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2015	January 2, 2015
Segment product revenues	$173.1	$251.5	$(78.4)	(31.2)%
Segment service revenues	15.4	11.6	3.9	33.5%

Total revenues	$188.6	$263.1	$(74.5)	(28.3)%

Our commercial networks segment revenues decreased by $74.5 million, primarily due to the $78.4 million decrease in product revenues. Of this product revenue decrease, $49.9 million related to fixed satellite networks (reflecting the nearing of completion of our Australian Ka-band infrastructure project and lower terminal sales of consumer broadband products, partially offset by increased revenues from our next-generation Ka-band system contract in Canada). In addition, our antenna systems products revenues decreased $16.7 million, as certain programs move closer to completion, our satellite networking development programs revenues decreased $5.8 million and our satellite payload technology development programs revenues decreased $5.3 million.

Segment operating loss

	Nine Months Ended		Dollar (Increase) Decrease	Percentage (Increase) Decrease
(In millions, except percentages)	December 31, 2015	January 2, 2015
Segment operating loss	$(70.9)	$(20.8)	$(50.1)	(241.0)%
Percentage of segment revenues	(37.6)%	(7.9)%

The $50.1 million increase in our commercial networks segment operating loss was driven by a $24.2 million increase in IR&D expenses (primarily due to an increase in IR&D efforts relating to next-generation consumer broadband, mobile broadband satellite communication systems and next-generation satellite payload technologies), lower earnings contributions of $14.8 million primarily due to the decrease in product revenues, and an increase of $11.2 million in support, selling and new business proposal costs.

Government systems segment

Revenues

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2015	January 2, 2015
Segment product revenues	$296.1	$257.4	$38.7	15.0%
Segment service revenues	147.0	127.9	19.2	15.0%

Total revenues	$443.1	$385.2	$57.9	15.0%

Our government systems segment revenues increased by $57.9 million, due to a $38.7 million increase in product revenues and a $19.2 million increase in service revenues. The product revenue increase was primarily due to a $44.7 million revenue increase in government satellite communication systems (mainly attributable to global mobile broadband and command and control situational awareness) and a $5.8 million revenue increase in tactical data link products, partially offset by a $14.4 million revenue decrease in information assurance products. Of the service revenue increase, $12.0 million related to NetNearU, our subsidiary acquired in June 2014, $3.1 million related to tactical data link services and $2.6 million related to government satellite communication systems services.

Segment operating profit

	Nine Months Ended		Dollar Increase (Decrease)	Percentage Increase (Decrease)
(In millions, except percentages)	December 31, 2015	January 2, 2015
Segment operating profit	$58.4	$49.8	$8.6	17.2%
Percentage of segment revenues	13.2%	12.9%

The $8.6 million increase in our government systems segment operating profit reflected higher earnings contributions of $7.9 million primarily due to the increase in revenues.

Backlog

As reflected in the table below, our overall firm and funded backlog decreased during the first nine months of fiscal year 2016. The decreases in both firm and funded backlog were attributable to decreases in both our commercial networks and satellite services segments.

	As of December 31, 2015	As of April 3, 2015
	(In millions)
Firm backlog
Satellite services segment	$178.9	$216.2
Commercial networks segment	277.1	317.3
Government systems segment	410.0	382.1

Total	$866.0	$915.6

Funded backlog
Satellite services segment	$178.9	$216.2
Commercial networks segment	277.1	317.3
Government systems segment	351.6	307.9

Total	$807.6	$841.4

The firm backlog does not include contract options. Of the $866.0 million in firm backlog, $208.5 million is expected to be delivered during the remaining three months of fiscal year 2016, and the balance is expected to be delivered in fiscal year 2017 and thereafter. We include in our backlog only those orders for which we have accepted purchase orders. Backlog does not include contracts with our Exede broadband subscribers in our satellite services segment.

Our total new awards were approximately $340.4 million and $1,032.1 million for the three and nine months ended December 31, 2015, respectively, compared to $313.1 million and $1,122.1 million for the three and nine months ended January 2, 2015, respectively.

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

Liquidity and Capital Resources

Overview

We have financed our operations to date primarily with cash flows from operations, bank line of credit financing, debt financing, export credit agency financing and equity financing. At December 31, 2015, we had $63.9 million in cash and cash equivalents, $331.8 million in working capital, $200.0 million in outstanding borrowings under our revolving credit facility (the Revolving Credit Facility) and $160.7 million in outstanding borrowings under our direct loan facility with the Export-Import Bank of the United States for ViaSat-2 (the Ex-Im Credit Facility and, together with the Revolving Credit Facility, the Credit Facilities), and we had accrued a further $13.7 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility. At April 3, 2015, we had $52.3 million in cash and cash equivalents, $280.5 million in working capital, $210.0 million in outstanding borrowings under our Revolving Credit Facility and $20.5 million in outstanding borrowings under our Ex-Im Credit Facility. We invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

Our future capital requirements will depend upon many factors, including the timing and amount of cash required for our satellite projects and any future broadband satellite projects we may engage in, our proposed Eutelsat strategic partnering arrangements, expansion of our research and development and marketing efforts, and the nature and timing of orders. Additionally, we will continue to evaluate possible acquisitions of, or investments in complementary businesses, products and technologies which may require the use of cash or additional financing.

The general cash needs of our satellite services, commercial networks and government systems segments can vary significantly. The cash needs of our satellite services segment tend to be driven by the timing of capital expenditure payments (e.g., payments under satellite construction and launch contracts) and of network expansion activities, as well as the quality of customer, type of contract and payment terms and the timing and amount of investments, including with respect to our proposed Eutelsat strategic partnering arrangements. In our commercial networks segment, cash needs tend to be driven primarily by the type and mix of contracts in backlog, the nature and quality of customers, the level of investments in IR&D activities and the payment terms of customers (including whether advance payments are made or customer financing is required). In our government systems segment, the primary factors determining cash needs tend to be the type and mix of contracts in backlog (e.g., product or service, development or production) and timing of payments (including restrictions on the timing of cash payments under U.S. government procurement regulations). Other factors affecting the cash needs of our commercial networks and government systems segments include contract duration and program performance. For example, if a program is performing well and meeting its contractual requirements, then its cash flow requirements are usually lower.

To further enhance our liquidity position or to finance the construction and launch of any future satellites, acquisitions, strategic partnering arrangements, joint ventures or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public and/or private credit and capital markets. In March 2013, we filed a universal shelf registration statement with the SEC for the future sale of an unlimited amount of debt securities, common stock, preferred stock, depositary shares, warrants and rights. We intend to file a new universal shelf registration statement to replace our existing universal shelf registration statement prior to its expiration. The securities may be offered from time to time, separately or together, directly by us, by selling security holders, or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. We believe that our current cash balances and net cash expected to be provided by operating activities along with availability under our Credit Facilities will be sufficient to meet our anticipated operating requirements for at least the next twelve months.

Cash flows

Cash provided by operating activities for the first nine months of fiscal year 2016 was $219.5 million compared to $271.4 million in the prior year period. This $51.9 million decrease was primarily driven by a $55.8 million year-over-year increase in cash used to fund net operating assets needs, partially offset by our operating results (net income adjusted for depreciation, amortization and other non-cash charges) which generated $3.9 million of higher cash inflows year-over-year. The increase in cash used to fund net operating assets during the first nine months of fiscal year 2016 when compared to the same period last fiscal year was due to a decrease in our collections in excess of revenues and deferred revenues included in accrued liabilities due to the timing of milestone billings for certain larger development projects in our commercial networks segment, as well as an increase in cash used for inventory in our government system segment.

Cash used in investing activities for the first nine months of fiscal year 2016 was $339.6 million compared to $366.6 million in the prior year period. The decrease in cash used in investing activities reflects a decrease of $55.9 million in cash used for satellite construction due to the timing of milestone payments and a decrease of $52.6 million in cash used for acquisitions, offset by an increase of $62.8 million in capital expenditures for property and other general purpose equipment, an increase of $16.9 million in cash used for capital software development and an increase of $3.4 million for the construction of earth stations and network operation systems related to ViaSat-2.

Cash provided by financing activities for the first nine months of fiscal year 2016 was $131.7 million compared to $134.7 million for the prior year period. This $3.0 million decrease in cash provided by financing activities was primarily related to $10.0 million of net payments on borrowings under our Revolving Credit Facility during the first nine months of fiscal year 2016 compared to $130.0 million in net proceeds from borrowings in the prior year period. This decrease was partially offset by $139.4 million in net proceeds from our borrowing under our Ex-Im Credit Facility during the first nine months of fiscal year 2016. Cash provided by financing activities for both periods included cash received from stock option exercises and employee stock purchase plan purchases, and cash used for the repurchase of common stock related to net share settlement of certain employee tax liabilities in connection with the vesting of restricted stock unit awards.

Satellite service-related activities

In May 2013, we entered into an agreement to purchase ViaSat-2, our second high-capacity Ka-band satellite, from The Boeing Company (Boeing) at a price of approximately $358.0 million, plus an additional amount for launch support services to be performed by Boeing. The projected total cost of the ViaSat-2 project, including the satellite, launch, insurance and related earth station infrastructure, through satellite launch is estimated to be between $600.0 million and $650.0 million, and will depend on the timing of the earth station infrastructure roll-out. Our total required cash funding may be reduced through various third-party agreements, including potential joint service offerings and other strategic partnering arrangements. We believe we have adequate sources of funding for the ViaSat-2 project, which include our cash on hand, available borrowing capacity under our Ex-Im Credit Facility and the cash we expect to generate from operations over the next few years. At the end of the third quarter of fiscal year 2016, we had approximately 687,000 broadband subscribers, however there can be no assurance that the number of subscribers of our Exede broadband services and service revenues in our satellite services segment will increase in any future period.

In January 2016, we entered into an additional launch services agreement with a third party for one satellite for approximately $115.0 million.

We also expect to continue to invest in subscriber acquisition costs during fiscal year 2016 as we further expand our subscriber base as well as make additional investments for our ViaSat-2 and ViaSat-3 satellites. We believe the launch and roll-out of our ViaSat-2 and ViaSat-3 satellites and related ground infrastructure will impact our financial results in our satellite services segment in future periods, although we expect the relative impact to be less than we experienced in relation to the launch and roll-out of our ViaSat-1 satellite and related ground infrastructure. During the period from late fiscal year 2012 until early fiscal year 2015, we incurred higher operating costs in connection with the launch and roll-out of our ViaSat-1 satellite and related ground infrastructure and our Exede broadband services, as well as higher interest expense as we capitalized a lower amount of the interest expense on our outstanding debt in fiscal year 2014 as we were in the early stages of construction of ViaSat-2, our second high-capacity Ka-band satellite. These higher operating costs included costs associated with depreciation, earth station connectivity, subscriber acquisition costs, logistics, customer care and various support systems. These additional operating costs attributed to our Exede service commencement negatively impacted income from operations during that period. As the total number of subscribers of our Exede broadband services increased over the period, the resultant increase in service revenues in our satellite services segment improved income (loss) from operations for our satellite services segment, despite the additional litigation expense we incurred to successfully protect our proprietary technology, which was settled during the second quarter of fiscal year 2015.

In February 2016, we also entered into a framework and subscription agreement (the Framework Agreement) with Eutelsat, pursuant to which we and Eutelsat have agreed to enter into a strategic partnering arrangement to own and operate satellite broadband infrastructure and equipment and provide broadband services and products in the European region. Under the Framework Agreement, Eutelsat will contribute and transfer to a newly formed subsidiary of Eutelsat assets relating to Eutelsat’s existing wholesale satellite broadband business (including its KA-SAT satellite), we will purchase 49% of the issued and outstanding shares of the entity from Eutelsat for approximately €132.5 million and Eutelsat will purchase 49% of the issued and outstanding shares of a second newly formed subsidiary of ViaSat (which under the partnering arrangement will provide retail satellite-based broadband internet services in the European region) for an immaterial amount. Also at the closing, we and Eutelsat will enter into shareholders’ agreements with respect to the ownership, management and operation of the two entities. The closing of the transactions under the Framework Agreement is subject to customary conditions, including the receipt of required regulatory approvals and third-party consents. We currently anticipate that the closing will occur in the first quarter of fiscal year 2017. We intend to finance the purchase price for the 49% interest in the Eutelsat subsidiary using borrowings under the Revolving Credit Facility.

Revolving Credit Facility

As of December 31, 2015, the Revolving Credit Facility provided a $500.0 million revolving line of credit (including up to $150.0 million of letters of credit) with a maturity date of November 26, 2018. Borrowings under the Revolving Credit Facility bear interest, at our option, at either (1) the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate, plus, in the case of each of (1) and (2), an applicable margin that is based on our total leverage ratio. At December 31, 2015, the weighted average effective interest rate on our outstanding borrowings under the Revolving Credit Facility was 2.35%. The Revolving Credit Facility is required to be guaranteed by certain significant domestic subsidiaries of ViaSat (as defined in the Revolving Credit Facility) and secured by substantially all of our assets. As of December 31, 2015, none of our subsidiaries guaranteed the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. In addition, the Revolving Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

At December 31, 2015, we had $200.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility and $43.7 million outstanding under standby letters of credit, leaving borrowing availability under the Revolving Credit Facility as of December 31, 2015 of $256.3 million.

Ex-Im Credit Facility

On March 12, 2015, a foreign subsidiary of ViaSat entered into the Ex-Im Credit Facility with the Export-Import Bank of the United States. As of December 31, 2015, the Ex-Im Credit Facility provided a $524.9 million senior secured direct loan facility, $467.0 million of which can be used to finance up to 85% of the costs of construction, launch and insurance of the ViaSat-2 satellite and related goods and services (including costs incurred on or after September 18, 2012), with the remainder used to finance the total exposure fees incurred under the Ex-Im Credit Facility of up to $57.9 million (depending on the total amount of financing borrowed under the Ex-Im Credit Facility). Borrowings under the Ex-Im Credit Facility bear interest at a fixed rate of 2.38% and are required to be repaid in 17 approximately equal semi-annual installments, commencing approximately six months after the in-orbit acceptance date of the ViaSat-2 satellite (or, if earlier, on October 15, 2017), with a maturity date of October 15, 2025. Exposure fees of $6.0 million were incurred in connection with our initial borrowing under the Ex-Im Credit Facility, with the remaining exposure fees payable by the in-orbit acceptance date for ViaSat-2. Exposure fees under the Ex-Im Credit Facility are amortized using the effective interest rate method. The effective interest rate on our outstanding borrowings under the Ex-Im Credit Facility, which takes into account estimated timing and amount of borrowings, exposure fees, debt issuance costs and other fees, was estimated to be between 4.2% and 4.8% as of December 31, 2015. The Ex-Im Credit Facility is guaranteed by ViaSat and is secured by first-priority liens on the ViaSat-2 satellite and related assets as well as a pledge of the capital stock of the borrower under the facility.

The Ex-Im Credit Facility contains financial covenants regarding ViaSat’s maximum total leverage ratio and minimum interest coverage ratio. In addition, the Ex-Im Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.

At December 31, 2015, we had $160.7 million in principal amount of outstanding borrowings under the Ex-Im Credit Facility and had accrued $13.7 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility. As of December 31, 2015, the undrawn commitment under the Ex-Im Credit Facility was $350.5 million (excluding $13.7 million of accrued completion exposure fees), of which $312.3 million was available to finance ViaSat-2 related costs once incurred. Borrowings under the Ex-Im Credit Facility were issued with a discount of $21.0 million (comprising the initial $6.0 million exposure fee, the completion exposure fees accrued as of December 31, 2015 and other customary fees). The borrowings under the Ex-Im Credit Facility are recorded as long-term debt, net of discount, in our consolidated financial statements. The discount and deferred financing cost associated with the issuance of the borrowings under the Ex-Im Credit Facility are amortized to interest expense on an effective interest rate basis over the term of the borrowings under the Ex-Im Credit Facility.

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

The 2020 Notes are required to be guaranteed on an unsecured senior basis by each of our existing and future subsidiaries that guarantees the Revolving Credit Facility. As of December 31, 2015, none of our subsidiaries guaranteed the 2020 Notes. The 2020 Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated debt. The 2020 Notes are effectively junior in right of payment to our existing and future secured debt, including under the Credit Facilities (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2020 Notes, and are senior in right of payment to all of our existing and future subordinated indebtedness.

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

Contractual Obligations

The following table sets forth a summary of our obligations at December 31, 2015:

		For the Remainder of Fiscal Year	For the Fiscal Years Ending
(In thousands, including interest where applicable)	Total	2016	2017-2018	2019-2020	Thereafter
Operating leases and satellite capacity agreements	$233,334	$17,867	$86,850	$57,255	$71,362
2020 Notes	752,891	—	79,063	79,063	594,765
Revolving Credit Facility(1)	213,822	1,186	9,510	203,126	—
Ex-Im Credit Facility(2)	198,583	—	17,886	48,101	132,596
Satellite performance incentives	32,891	848	4,424	5,047	22,572
Purchase commitments including satellite-related agreements	536,096	229,415	256,981	21,045	28,655
Other	900	300	600	—	—

Total	$1,968,517	$249,616	$455,314	$413,637	$849,950

(1)	To the extent that the interest rate is variable and ultimate amounts borrowed under the Revolving Credit Facility may fluctuate, amounts reflected represent estimated interest payments on our current outstanding balances based on the weighted average effective interest rate at December 31, 2015 until the maturity date in November 2018.
(2)	To the extent that the ultimate amounts borrowed under the Ex-Im Credit Facility may fluctuate, amounts reflected represent estimated interest and principal payments on our current outstanding balance until the maturity date in October 2025. The amounts listed in the table above exclude the completion exposure fee that will be payable under the Ex-Im Credit Agreement by the in-orbit acceptance date for ViaSat-2, the amount of which will be based on the total amount of financing borrowed under the Ex-Im Credit Facility; see “Liquidity and Capital Resources — Ex-Im Credit Facility.” As of December 31, 2015, we had accrued $13.7 million in completion exposure fees expected to be financed under the Ex-Im Credit Facility.

We purchase components from a variety of suppliers and use several subcontractors and contract manufacturers to provide design and manufacturing services for our products. During the normal course of business, we enter into agreements with subcontractors, contract manufacturers and suppliers that either allow them to procure inventory based upon criteria defined by us or that establish the parameters defining our requirements. We also enter into agreements with suppliers for the construction, launch, and operation of our satellites. In certain instances, these agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. In January 2016, we entered into an additional launch services agreement with a third party for one satellite. See “Liquidity and Capital Resources – Satellite service-related activities.”

Our condensed consolidated balance sheets included $36.0 million and $40.0 million of “other liabilities” as of December 31, 2015 and April 3, 2015, respectively, which primarily consisted of the long-term portion of our satellite performance incentives obligation, our long-term warranty obligations, the long-term portion of deferred rent, long-term portion of deferred revenue and long-term deferred income taxes. With the exception of the long-term portion of our satellite performance incentives obligation, these remaining liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note 9 to our condensed consolidated financial statements for additional information regarding our income taxes and related tax positions and Note 7 to our condensed consolidated financial statements for a discussion of our product warranties.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at December 31, 2015 as defined in Regulation S-K Item 303(a)(4) other than as discussed under Contractual Obligations above or disclosed in the notes to our consolidated financial statements included in this report or in our Annual Report on Form 10-K for the year ended April 3, 2015.

Recent Authoritative Guidance

For information regarding recently adopted and issued accounting pronouncements, see Note 1 to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, short-term and long-term obligations, including the Credit Facilities and the 2020 Notes, and foreign currency forward contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2015, we had $200.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility, $160.7 million in principal amount of outstanding borrowings under our Ex-Im Credit Facility as well as $13.7 million in accrued completion exposure fees expected to be financed under the Ex-Im Credit Facility, and $575.0 million in aggregate principal amount outstanding of the 2020 Notes, and we held no short-term investments. Our 2020 Notes and borrowings under our Ex-Im Credit Facility bear interest at a fixed rate and therefore our exposure to market risk for changes in interest rates relates primarily to borrowings under our Revolving Credit Facility, cash equivalents, short-term investments and short-term obligations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To minimize this risk, we maintain a significant portion of our cash balance in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our cash and cash equivalents earn interest at variable rates. Our interest income has been and may continue to be negatively impacted by low market interest rates. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. If the underlying weighted average interest rate on our cash and cash equivalents, assuming balances remain constant over a year, changed by 50 basis points, interest income would have increased or decreased by less than $0.1 million for the three months ended December 31, 2015 and January 2, 2015. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

As of December 31, 2015, we had $200.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility. Our primary interest rate under the Revolving Credit Facility is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. At December 31, 2015, the weighted average effective interest rate on our outstanding borrowings under the Revolving Credit Facility was 2.35%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred, prior to effects of capitalized interest, by $1.0 million over a twelve-month period.

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

As of December 31, 2015, we had a number of foreign currency forward contracts outstanding which are intended to reduce the foreign currency risk for amounts payable to vendors in Euros. The foreign currency forward contracts with a notional amount of $5.6 million had an insignificant amount of fair value recorded in other current assets as of December 31, 2015. If the foreign currency forward rate for the Euro to the U.S. dollar on these foreign currency forward contracts had changed by 10%, the fair value of these foreign currency forward contracts as of December 31, 2015 would have changed by approximately $0.6 million.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2015.

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

VIASAT, INC.

February 9, 2016	/s/ MARK DANKBERG
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